Form 10-K405
period 1997-12-31
TEXAS UTILITIES CO /TX/; TEXAS UTILITIES ELECTRIC CO
filed 1998-03-27
CIK 1023291, 710182

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                      -----------------------------------

                                   FORM 10-K


[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1997

                                    --OR--

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   ----------------------------------------

                 For the Transition Period From            to
                                                 ---------    ---------


                    Exact Name of Registrant as Specified
Commission           in its Charter; Address of Principal      I.R.S. Employer
File Number         Executive Offices; and Telephone Number   Identification No.
-----------         ---------------------------------------   -----------------
1-12833                 Texas Utilities Company                  75-2669310
                        Energy Plaza, 1601 Bryan Street
                        Dallas, TX 75201-3411
                        (214) 812-4600

0-11442                 Texas Utilities Electric Company         75-1837355
                        Energy Plaza, 1601 Bryan Street
                        Dallas, TX 75201-3411
                        (214) 812-4600


================================================================================

Securities registered pursuant to Section 12(b) of the Act:


                                                                                           Name of Each Exchange on
    Registrant                           Title of Each Class                               Which Registered
    ----------                           -------------------                               -------------------
  Texas Utilities Company           Common Stock, without par value                        New York Stock Exchange
                                                                                           The Chicago Stock Exchange
                                                                                           The Pacific Exchange

Texas Utilities Electric Company    Depositary Shares, Series A, each representing         New York Stock Exchange
                                    1/4 of a share of $7.50 Cumulative
                                    Preferred Stock, without par value

Texas Utilities Electric            Depositary Shares, Series B, each representing         New York Stock Exchange
 Company                            1/4 of a share of $7.22 Cumulative
                                    Preferred Stock, without par value

TU Electric Capital I, a            8.25% Trust Originated Preferred Securities            New York Stock Exchange
subsidiary of Texas Utilities
Electric Company

TU Electric Capital III, a          8.00% Quarterly Income Preferred Securities            New York Stock Exchange
subsidiary of Texas Utilities
Electric Company


Securities registered pursuant to Section 12(g) of the Act: Preferred Stock of Texas Utilities Electric Company, without par value

                      -----------------------------------

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.   Yes  X    No
                                                     ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of Texas Utilities Company Common Stock held by non-affiliates, based on the last reported sale price on the composite tape on March 13, 1998: $9,863,560,270.

Aggregate market value of Texas Utilities Electric Company Common Stock held by non-affiliates: None

Common Stock outstanding at March 13, 1998:

        Texas Utilities Company - 245,237,688 shares, without par value
        Texas Utilities Electric Company - 142,931,000 shares, without par value

             ----------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement pursuant to Regulation 14A, which was filed with the Commission on March 19, 1998, are incorporated by reference into
Part III of this report.

             -----------------------------------------------------

This combined Form 10-K is filed separately by Texas Utilities Company and Texas Utilities Electric Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf except that the information with respect to Texas Utilities Electric Company, other than the financial statements of Texas Utilities Electric Company, is filed by each of Texas Utilities Company and Texas Utilities Electric Company. Each registrant makes no representation as to information filed by the other registrant.

                               TABLE OF CONTENTS

                                     PART I
                                                                     Page
                                                                     ----
Item 1.  BUSINESS..................................................    1

           Texas Utilities Company and Subsidiaries................    1
           Texas Energy Industries, Inc. and Subsidiaries..........    3
           ENSERCH Corporation and Subsidiaries....................    5
           Texas Utilities Electric Company and Subsidiaries.......    5
           Electricity Peak Load and Capability....................    6
           Gas Distribution Peaking................................    8
           Fuel Supply and Purchased Power.........................    8
           Regulation and Rates....................................    12
           Competition.............................................    17
           Environmental Matters...................................    21

Item 2.  PROPERTIES................................................    24
           Capital Expenditures....................................    25

Item 3.  LEGAL PROCEEDINGS.........................................    26

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......    26

EXECUTIVE OFFICERS OF THE COMPANY..................................    27

                                    PART II

Item 5.  MARKET FOR EACH REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS ......................................    28

Item 6.  SELECTED FINANCIAL DATA...................................    28

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.......................    29

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK...............................................    29

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............    29

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.......................    29


                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF EACH REGISTRANT.......    30

Item 11. EXECUTIVE COMPENSATION....................................    33

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT............................................    40

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............    40


                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K.......................................    41


APPENDIX A - Financial Information of Texas Utilities Company and Subsidiaries
             and Texas Utilities Electric Company and Subsidiaries

APPENDIX B - Financial Information of ENSERCH Corporation and Subsidiaries

                                    PART I

ITEM 1.  BUSINESS

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

     Texas Utilities Company (Company), a Texas corporation organized in 1996, which was named as TUC Holding Company, is a holding company for its predecessor companies, Texas Energy Industries, Inc. (TEI), formerly known as Texas Utilities Company, and ENSERCH Corporation (ENSERCH). Through subsidiaries and divisions of TEI and ENSERCH, the Company engages in the generation, transmission and distribution of electricity; the processing, transmission, distribution and marketing of natural gas; and telecommunications, power development and other businesses. Additional information concerning TEI and ENSERCH and their respective subsidiaries and divisions follows. The Company holds no franchises other than its corporate franchise.

     At December 31, 1997, the Company and its direct and indirect wholly-owned subsidiaries (System Companies) had 14,751 full-time employees.

MERGERS AND ACQUISITIONS

     Certain comparisons in this Form 10-K have been affected by the August 1997 acquisition of ENSERCH and the November 1997 acquisition of Lufkin-Conroe Communications Co. (LCC) by the Company and by the December 1995 acquisition of Eastern Energy Limited (Eastern Energy) by Texas Utilities Australia Pty. Ltd. (TU Australia), a wholly-owned subsidiary of the Company. The results of each acquired company are included only for the periods subsequent to acquisition.

     On August 5, 1997, the merger transactions (Merger) between the former Texas Utilities Company, now known as TEI, and ENSERCH were completed. At the effective time of the Merger: (i) the former Texas Utilities Company changed its name to TEI, (ii) TEI and ENSERCH merged with wholly-owned subsidiaries of TUC Holding Company, which, as a result, owned all the common stock of TEI and of ENSERCH, (iii) TUC Holding Company changed its name to Texas Utilities Company (now the Company), (iv) each share of TEI's common stock was automatically converted into one share of common stock of the Company, and (v) each share of common stock of ENSERCH was automatically converted into 0.225 share of common stock of the Company, with cash issued in lieu of fractional shares. The share conversions were tax-free transactions. In the Merger, approximately 15. 9 million shares of the Company's common stock were issued to former holders of ENSERCH common stock. The value assigned to the Company shares issued and costs incurred in connection with the acquisition of ENSERCH aggregated $579 million. At the date of the Merger, ENSERCH had debt and preferred stock outstanding of approximately $1.3 billion.

     On November 21, 1997, the Company acquired LCC. Approximately 8.7 million shares of the Company's common stock were issued to LCC stockholders in a stock-for-stock exchange. The value assigned to the Company shares issued and costs incurred in connection with the acquisition of LCC aggregated $319 million. At the date of the acquisition, LCC had debt outstanding of approximately $31 million. Immediately following the acquisition, the Company contributed its investment in LCC to TEI.

     The acquisitions of ENSERCH, LCC and Eastern Energy were accounted for as purchase business combinations. The assets and liabilities of the acquired companies at the acquisition dates were adjusted to their estimated fair values. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired and liabilities assumed was recorded as goodwill and is being amortized over 40 years. The process of determining the fair value of assets and liabilities of ENSERCH and LCC as of the date of acquisition is continuing, and the final results await primarily the resolution of income tax and other contingencies and finalization of some preliminary estimates.

     For financial reporting and other purposes, the Company is being treated herein as the successor to TEI. Unless otherwise specified, all references to the Company which relate to a period prior to August 5, 1997, shall be deemed to be references to TEI.

     The Company continues to seek potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and are likely to enhance the long-term return to its shareholders. In January 1998, the Company announced that it had approached The Energy Group PLC (TEG), a diversified international energy group, in connection with its possible interest in acquiring TEG. TEG is the holding company for Eastern Electricity PLC, which is one of the largest regional electric companies in the United Kingdom (U.K.), one of the largest U.K. generators of electricity and one of the largest U.K. suppliers of natural gas. On March 2, 1998, the Company announced through its wholly owned subsidiary, TU Acquisitions PLC (TU Acquisitions), an offer to holders of TEG securities, to acquire 100% of TEG's ordinary shares, including the ordinary shares evidenced by American Depository Receipts, which was increased on March 3, 1998 to an offer of (Pounds)8.40 per share. Alternatively, up to 20% of the TEG shares may be exchanged for Company common stock with a value of approximately (Pounds)8.65 per TEG share. There is currently a competing offer for TEG shares at (Pounds)8.20 per share. The offer by the Company is subject to certain conditions and to certain regulatory consents and confirmations which the Company anticipates will be satisfactorily resolved within the normal timetable for an offer in the U.K. As of March 17, 1998, the Company had acquired 21.96% of TEG's shares in the U.K. market. The TEG businesses to be acquired by the Company (which exclude TEG's Peabody Coal and Citizens Power businesses, which are to be sold by TEG to an unaffiliated party in connection with the Company's offer) had assets of approximately $10.3 billion at September 30, 1997 and $5.2 billion of revenues for the twelve months ended on that date. Such businesses had debt outstanding at September 30, 1997 of approximately $3.8 billion. The estimated purchase price for the TEG shares is approximately $7.3 billion. The Company estimates that the financing necessary to purchase all outstanding TEG shares at the (Pounds)8.40 price and to pay all associated expenses will be approximately (Pounds)4.6 billion ($7.6 billion). The Company and TU Acquisitions and other intermediate U.K. holding companies have entered into credit facilities with banking institutions in the United States (U.S.) and the U.K., respectively, which will provide committed financing sufficient to purchase the outstanding TEG shares and pay related expenses. The U.S. credit facilities, which will aggregate $5.0 billion, will replace the Company's current Credit Facilities described in Note 3 to the Consolidated Financial Statements. The timing, amount and funding of any other new business investment opportunities are presently undetermined.

The Company's more significant subsidiaries are as follows:

     TEXAS ENERGY INDUSTRIES, INC.
       Texas Utilities Electric Company
         TU Electric Capital I Trust
         TU Electric Capital III Trust
         TU Electric Capital IV Trust
         TU Electric Capital V Trust
       Southwestern Electric Service Company
       Texas Utilities Australia Pty. Ltd.
         Eastern Energy Limited
       Texas Utilities Fuel Company
       Texas Utilities Mining Company
       Lufkin-Conroe Communications Co.
         Lufkin-Conroe Telephone Exchange, Inc.
         Lufkin-Conroe Telecommunications Corp.
          LCT Long Distance, Inc.
          East Texas Fiber Line, Inc. (67% owned)
       Texas Utilities Integrated Solutions Inc.
       Texas Utilities Services Inc.
       Texas Utilities Properties Inc.
       Texas Utilities Communications Inc.
       Basic Resources Inc.
       Chaco Energy Company
       Enserch Development Corporation
       Lone Star Gas International, Inc.
       National Pipeline Company
       Enserch International Services, Inc.
ENSERCH CORPORATION
       Lone Star Gas Company, a Division of ENSERCH Corporation
       Lone Star Pipeline Company, a Division of ENSERCH Corporation
       Enserch Processing, Inc.
       Enserch Energy Services, Inc.
TU FINANCE (NO. 1) LIMITED
       TU Finance (No. 2) Limited (90% owned by TU Finance (No. 1) Limited and
           10% owned by Texas Utilities Services Inc.)
         TU Acquisitions PLC

                TEXAS ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

     TEI is a holding company whose principal subsidiary, Texas Utilities Electric Company (TU Electric), is an operating public utility company engaged in the generation, purchase, transmission, distribution and sale of electric energy in the north central, eastern and western portions of Texas. For information concerning TU Electric, see TU Electric below. Two other subsidiaries of TEI are also engaged directly or indirectly in electric utility operations. Southwestern Electric Service Company (SESCO) is engaged in the purchase, transmission, distribution and sale of electric energy in ten counties in the eastern and central parts of Texas with a population estimated at 126,900. TU Australia owns all of the common stock of Eastern Energy, an Australian company engaged in the purchase, distribution, marketing and sale of electric energy to approximately 489,000 customers in a 31,000 square mile distribution service area extending from the outer eastern suburbs of the Melbourne metropolitan area to the eastern coastal areas of the State of Victoria and north to the State of New South Wales border. References herein to TU Australia include its subsidiary, Eastern Energy.

     Texas Utilities Fuel Company (Fuel Company) owns a natural gas pipeline system, acquires, stores and delivers fuel gas and provides other fuel services, at cost, for the generation of electric energy by TU Electric.

     Texas Utilities Mining Company (Mining Company) owns, leases and operates fuel production facilities for the surface mining and recovery of lignite, at cost, for the generation of electric energy by TU Electric.

     LCC is the parent company of Lufkin-Conroe Telephone Exchange, Inc. (LCTX) and Lufkin-Conroe Telecommunications Corporation (LCT) and its subsidiaries. LCTX is an independent local exchange carrier which has provided telephone services for almost 100 years, and as of December 1997, was the fourth largest telephone company in Texas (28th largest in the U.S.). LCTX has sixteen exchanges that serve approximately 100,000 access lines in the Alto, Conroe and Lufkin areas of southeast Texas. It also provides access services to a number of interexchange carriers, who provide long distance services. LCT and its subsidiaries own fiber optic cable systems which they lease to interexchange carriers, provide Internet access, radio communications tower rentals, cellular mobile telephones and radio paging services and private branch exchange service to local customers. LCT, through a subsidiary, also provides interexchange long distance service, with a primary focus on business customers.

     Texas Utilities Integrated Solutions Inc. is an unregulated company providing retail energy services. The company bundles energy-related products and services for selected target market segments.

     Texas Utilities Services Inc. (TU Services) provides financial, accounting, information technology, environmental services, customer services, procurement, personnel and other administrative services, at cost, to the System Companies. TU Services acts as transfer agent, registrar and dividend paying agent with respect to the common stock of the Company, the preferred stock and preferred securities of TU Electric, and as agent for participants under the Company's Automatic Dividend Reinvestment and Common Stock Purchase Plan.

     Texas Utilities Properties Inc. (TU Properties) owns, leases and manages real and personal properties, primarily the Company's corporate headquarters.

     Texas Utilities Communications Inc. was organized to provide access to advanced telecommunications technology, primarily for the Company's expected expansion of the energy services business.

     Basic Resources Inc. was organized for the purpose of developing natural resources, primarily energy sources, and other business opportunities.

     Chaco Energy Company (Chaco) was organized to own and operate facilities for the acquisition, production, sale and delivery of coal and other fuels and currently leases extensive coal reserves.

     In December 1997, TEI acquired from ENSERCH the companies which had constituted its power development and international gas distribution operations. Enserch Development Corporation (EDC) develops and finances independent electric power plant and cogeneration facilities. EDC's efforts are currently focused on international projects. International gas operations, which are conducted through Lone Star Gas International, Inc., National Pipeline Company and Enserch International Services, Inc., are currently focused in Mexico and Central and South America and consist primarily of minority ownership in gas distribution systems.

     TU Electric, SESCO, TU Australia, LCTX and LCT possess all of the necessary franchises, licenses and certificates required to enable them to conduct their respective businesses (see Regulation and Rates).

     At December 31, 1997, TEI and its direct and indirect wholly-owned subsidiaries had 11,758 full-time employees.

                     ENSERCH CORPORATION AND SUBSIDIARIES

     ENSERCH is an integrated company focused on natural gas. Its major business operations consist of the gathering, processing, transmission, distribution and marketing of natural gas through the following companies.

     Enserch Processing, Inc. (EPI) gathers and processes natural gas to remove impurities and extract natural gas liquids for sale.

     Lone Star Pipeline Company (Lone Star Pipeline), a division of ENSERCH, is a partially rate-regulated business that owns and operates interconnected natural-gas transmission lines, underground storage reservoirs, compressor stations and related properties, all within Texas. With a system consisting of approximately 7,600 miles of gathering and transmission pipelines in Texas, Lone Star Pipeline is one of the largest pipelines in the United States. Through these facilities, it transports natural gas to distribution systems of Lone Star Gas Company (Lone Star Gas) and other customers. Rates for the services to Lone Star Gas are regulated by the Railroad Commission of Texas (RRC) while rates for services to other customers are generally only subject to RRC jurisdiction through complaint proceedings.

     Lone Star Gas, a partially rate-regulated division of ENSERCH, owns and operates natural-gas distribution systems and related properties. One of the largest gas distribution companies in the United States and the largest in Texas, Lone Star Gas provides service through over 23,800 miles of distribution mains. Through these facilities, it purchases, distributes and sells natural gas to over 1.35 million residential, commercial and industrial customers in approximately 550 cities and towns, including the 11-county Dallas/Fort Worth Metroplex. Lone Star Gas also transports natural gas within its distribution system as market opportunities require.

     Enserch Energy Services, Inc. (EES) is a wholesale and retail marketer of natural gas in several areas of the U.S. Its primary U.S. retail markets are in Texas, the Northeast, the Midwest and the West Coast. In January 1998, the Federal Energy Regulatory Commission approved an Order authorizing EES to make physical sales of electricity in the wholesale market throughout the U.S. other than within the area of the Electric Reliability Council of Texas (ERCOT).

     ENSERCH possesses all of the necessary franchises and certificates required to enable it to conduct its business (see Regulation and Rates). See Appendix B to this report for additional information concerning the various operations of ENSERCH.

     At December 31, 1997, ENSERCH and its direct and indirect wholly-owned subsidiaries had 2,987 full-time employees.


               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES

TU Electric is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electric energy wholly within the State of Texas. TU Electric possesses all of the necessary franchises and certificates required to enable it to conduct its business (see Regulation and Rates). TU Electric is the principal subsidiary of the Company. References herein to TU Electric include its financing subsidiaries (see Note 7 to Consolidated Financial Statements included in Appendix A to this report).

     TU Electric's service area is located in the north central, eastern and western parts of Texas, with a population estimated at 6,020,000 -- about one-third of the population of Texas. Electric service is provided in 91 counties and 372 incorporated municipalities, including Dallas, Fort Worth, Arlington, Irving, Plano, Waco, Mesquite, Grand Prairie, Wichita Falls, Odessa, Midland, Carrollton, Tyler, Richardson and Killeen. The area is a diversified commercial and industrial center with substantial banking, insurance, communications, electronics, aerospace, petrochemical and specialized steel manufacturing, and automotive and aircraft assembly. The territory served includes major portions of the oil and gas fields in the Permian Basin and East Texas, as well as substantial farming and ranching sections of the State. Its service territory also includes the Dallas-Forth Worth International Airport and the Alliance Airport. For energy sales and operating revenues contributed by each customer classification, see Texas Utilities Electric Company and Subsidiaries -- Consolidated Operating Statistics included in Appendix A to this report.

     At December 31, 1997, TU Electric had 6,053 full-time employees.


                      ELECTRICITY PEAK LOAD AND CAPABILITY


THE COMPANY AND TU ELECTRIC
---------------------------

     The electricity peak load and net capability for the System Companies include those of TU Electric, contained in the chart below, SESCO and Eastern Energy. For SESCO, peak load was 238 megawatts (MW) on July 29, 1997 and for Eastern Energy was 1,042 MW on February 19, 1997. SESCO and Eastern Energy generate no electric energy.

     TU Electric's net capability, peak load and reserve, in MW, at the time of peak were as follows during the years indicated:

                                     ELECTRICITY
                                     PEAK LOAD (a)
                                -----------------------
                                              INCREASE     FIRM
                     NET                        OVER       PEAK
  YEAR           CAPABILITY      AMOUNT      PRIOR YEAR    LOAD       RESERVE(b)
  ----           ----------     -------      ----------   ------      ----------
  1997......      22,449(c)      20,351         3.5%      19,229         3,220
  1996......      22,389(d)      19,668         2.5       18,930         3,459
  1995......      22,469(e)      19,180         6.4       18,631         3,619

--------------------
(a) The 1997 peak load occurred on August 20. TU Electric's peak load includes interruptible load at the time of peak of 1,122 MW in 1997, 738 MW in 1996 and 744 MW in 1995.
(b) Amount of net capability in excess of firm peak load at the time of peak.
(c) Included in net capability is 1,224 MW of firm purchased capacity, of which 1,164 MW is cogeneration and small power production, and 60 MW is short-term firm summer capacity purchased in 1997 from a power marketer.
(d) Included in net capability is 1,164 MW of firm purchased capacity, all of which is cogeneration and small power production.
(e) Included in net capability is 1,244 MW of firm purchased capacity, of which 1,164 MW is cogeneration and small power production.

TU ELECTRIC
-----------

     The peak load changes for 1997 as compared to 1996 resulted primarily from customer growth and increased customer usage. The peak load changes for 1996 and 1995, compared in each case to the prior year, resulted primarily from customer growth and weather factors. TU Electric expects to continue to purchase capacity in the future from various sources. (See Fuel Supply and Purchased Power and Note 15 to Consolidated Financial Statements included in Appendix A to this report.) Firm peak load increases over the next ten years are expected to average approximately 1.7% annually, after consideration of load management programs (including interruptible contracts).

     Changes in utility regulation and legislation at the federal and state levels such as the Public Utility Regulatory Policy Act of 1978 (PURPA), the National Energy Policy Act of 1992 (Energy Policy Act) and the 1995 amendments to the Public Utility Regulatory Act (PURA) in Texas have significantly changed the way in which utilities plan for new resources. TU Electric believes that competitive market forces will be a major factor in determining future resource additions to serve customer loads. Thus, for planning purposes, TU Electric can no longer readily identify the ownership and types of resources to include in its plan before the actual selection of those resources. TU Electric has reflected this uncertainty through use of the term "Unspecified Resources." Except for known contracts, all potential new resource needs are designated as "Unspecified Resources."

     In January 1996, in accordance with an order of the PUC, TU Electric filed an updated ten-year Integrated Resource Plan (IRP) with the PUC for the period 1996 through 2005 along with a proposed plan for the solicitation of resources through a competitive bidding process. The PUC issued its final order on TU Electric's IRP in October 1996, and modified the order in December 1996 and February 1997. The modified order approved a flexible solicitation plan that will allow TU Electric to conduct up to three optional resource solicitations for a total of 2,074 MW of demand-side and supply-side resources prior to the filing of its next IRP in June 1999. A large portion of TU Electric's near-term resource needs have been alleviated with the extension of an existing purchased power contract through the year 2002. Thus, the immediate need to issue a short-term solicitation for additional resources was deferred past 1997. TU Electric is also evaluating the possible extension of its remaining purchased power contracts and exploring opportunities in the short-term market. TU Electric is continuing to review the need and timing for conducting the resource solicitations.

     In addition to its solicitation plan in the IRP docket, TU Electric requested and received approval from the PUC to expand its Power Cost Recovery tariff to provide current cost recovery of resource acquisition costs for demand-side management resources acquired in the solicitations and for eight previously approved demand-side management contracts entered into by TU Electric to the extent such costs are not currently reflected in TU Electric's base rates.

RESOURCE ESTIMATES

     The resource additions identified in TU Electric's 1998 IRP for the next five years are as follows:

                                                   1998-2002
                                         -------------------------
                                            FIRM
                                         CAPABILITY
              RESOURCE ADDITIONS            (MW)          PERCENT
              ------------------         ----------       --------
Load management (a).......................    376          20.5%
Renewable resources (b)...................      4           0.2
Long-term purchase (c)....................     25           1.4
Unspecified resources ....................  1,427          77.9
                                            -----         -----
    Total.................................  1,832         100.0%
                                            =====         =====
---------------------
(a) TU Electric has executed an agreement to purchase 75 MW during the summer peak months of 1998 and has negotiated and signed contracts with eight suppliers of demand-side management services designed to displace a total of 72 MW by 2004.
(b) TU Electric has negotiated and signed one purchased power contract for approximately 35 MW (4 MW firm) of wind-powered resources to be placed in service during 1999.
(c) TU Electric has negotiated and signed a three-year extension to an existing purchased power contract for an increase in contract capacity from 410 MW to 435 MW.

     The exact timing of when retail competition will occur in Texas is unknown at this time. Some areas in the U.S. already have retail competition (e.g., California), many others are considering it, including Texas. During the next session of the Texas legislature, which will be in 1999, the issue of retail competition will likely be discussed, and some form of legislation may be enacted. Because of this uncertainty and the potential impact of retail competition on TU Electric's ability to retain customers presently served, any forecasts of future resource needs beyond the near-term (i.e., five years or less) are speculative and likely to be in error. Thus, TU Electric is providing only resource information for the next five years (1998-2002).

                           GAS DISTRIBUTION PEAKING

THE COMPANY
-----------

     Lone Star Gas estimates its peak-day availability from long-term contracts and withdrawals from underground storage to be 1.4 billion cubic feet (Bcf). Short-term peaking contracts and daily spot contracts raise this availability level to meet anticipated sales needs.

     During 1997, the average daily demand of Lone Star Gas' residential and commercial customers was .3 Bcf. Lone Star Gas' greatest daily demand in 1997 was on January 13 when the arithmetic-mean temperature was 22 degrees F. and deliveries to all customers reached 2.3 Bcf, including estimated deliveries to residential and commercial customers of 2.1 Bcf.


                        FUEL SUPPLY AND PURCHASED POWER

THE COMPANY AND TU ELECTRIC
---------------------------

     Net input for the System Companies during 1997 totaled 108,468 million kilowatt-hours (kWh) of which 91,298 million kWh were generated by TU Electric. Average fuel and purchased power cost (excluding capacity charges) per kWh of net input for the Company and TU Electric were 1.97 and 1.84 cents for 1997,
1.94 and 1.79 cents for 1996 and 1.64 and 1.62 cents for 1995, respectively. The Company's increase for 1997 primarily reflects TU Electric's increased natural gas costs. A comparison of TU Electric's resource mix for net kWh input and the unit cost per million British thermal units (Btu) of fuel during the last three years is as follows:

                                        MIX FOR NET            UNIT COST
                                         KWH INPUT           PER MILLION BTU
                                    ---------------------  -------------------
                                    1997    1996    1995    1997   1996   1995
                                    ----    ----    ----    ----   ----   ----
Fuel for Electric Generation:
 Gas/Oil (a)......................   32.9%  33.0%   33.4%  $2.80  $2.66  $2.31
 Lignite/Coal (b).................   38.9   39.6    37.4    1.04   1.03   1.02
 Nuclear..........................   17.1   15.0    17.9    0.57   0.56   0.59
                                    -----  -----   -----   -----   ----   ----
Total/Weighted Average Fuel Cost..   88.9   87.6    88.7   $1.62  $1.58  $1.43
Purchased Power (c)...............   11.1   12.4    11.3
                                    -----  -----   -----
Total.............................  100.0% 100.0%  100.0%
                                    =====  =====   =====

------------------
(a) Fuel oil was an insignificant component of total fuel and purchased power requirements.
(b) Lignite cost per ton to TU Electric was $13.24 in 1997, $13.22 in 1996 and $13.05 in 1995.
(c) Excludes SESCO's and Eastern Energy's purchased power: 1997 - 543 million kWh and 5,190 million kWh, respectively; 1996 -616 million kWh and 5,090 million kWh, respectively; 1995 - 865 million kWh and 335 million kWh, respectively.

     TU Electric, SESCO and Eastern Energy are unable to predict: (i) whether or not problems may be encountered in the future in obtaining the fuel and purchased power each will require, (ii) the effect upon operations of any difficulty any of them may experience in protecting rights to fuel and purchased power now under contract, or (iii) the cost of fuel and purchased power. The reasonable costs of fuel and purchased power of TU Electric and SESCO are generally recoverable subject to the rules of the PUC. (See Regulation and Rates for information pertaining to the method of recovery of purchased power and fuel costs.)

GAS/OIL

TU ELECTRIC
-----------

  Fuel gas for units at nineteen of the principal generating stations of TU Electric, having an aggregate net gas/oil capability of 13,100 MW, was provided during 1997 by Fuel Company. Fuel Company supplied approximately 16% of such fuel gas requirements under contracts with producers at the wellhead and 84% under contracts with commercial suppliers.

THE COMPANY
-----------

     Fuel Company -- Fuel Company has acquired supplies of gas from producers at the wellhead under contracts expiring at intervals through 2008. As gas production under these contracts declines and contracts expire, new contracts are expected to be negotiated to replenish or augment such supplies. Fuel Company has negotiated gas purchase contracts, with terms ranging from one to ten years, with a number of commercial suppliers. Additionally, Fuel Company has entered into a number of short-term gas purchase contracts with other commercial suppliers at spot market prices. In general, these spot gas purchase contracts require both the buyer and seller to purchase and deliver the gas on negotiated terms during the agreed-upon delivery period. In the past, curtailments of gas deliveries have been experienced during periods of winter peak gas demand; however, such curtailments have been of relatively short duration, have had a minimal impact on operations and have generally required utilization of fuel oil and gas storage inventories to replace the gas curtailed. During 1997, Fuel Company experienced no curtailments.

     Fuel Company owns and operates an intrastate natural gas pipeline system that extends from the gas-producing area of the Permian Basin in West Texas to the East Texas gas fields and southward to the Gulf Coast area. This system includes a one-half interest in a 36-inch pipeline that extends 395 miles from the Permian Basin area to a point of termination south of the Dallas-Fort Worth area and has a total estimated capacity of 885 million cubic feet per day with existing compression facilities. Additionally, Fuel Company owns a 39% undivided interest in another 36-inch pipeline connecting to this pipeline and extending 58 miles eastward to one of Fuel Company's underground gas storage facilities. Fuel Company also owns and operates approximately 1,550 miles of various smaller capacity lines that are used to gather and transport natural gas from other gas-producing areas. The pipeline facilities of Fuel Company form an integrated network through which fuel gas is gathered and transported to certain TU Electric generating stations for use in the generation of electric energy.

     Fuel Company also owns and operates three underground gas storage facilities with a usable capacity of 28.2 Bcf with approximately 14.8 Bcf of gas in inventory at December 31, 1997. Gas stored in these facilities currently can be withdrawn for use during periods of peak demand to meet seasonal and other fluctuations or curtailment of deliveries by gas suppliers. Under normal operating conditions, up to 400 million cubic feet can be withdrawn each day for a ten-day period, with withdrawals at lower rates thereafter.

     Fuel oil can be stored at eighteen of the principally gas-fueled generating stations. At December 31, 1997, the System Companies had fuel oil storage capacity sufficient to accommodate approximately 6.2 million barrels of oil, with approximately 2.3 million barrels of oil in inventory.

     Lone Star Gas -- Lone Star Gas' gas supply consists of contracts for the purchase of specific reserves, contracts not related to specific reserves or fields, and gas in storage. The total gas supply as of January 1, 1998, was 489 Bcf, which is approximately three times Lone Star Gas' purchases during 1997. Of this total, 130 Bcf are specific reserves and 34 Bcf are working gas in storage. Management has calculated that 325 Bcf, including 131 Bcf under one contract, are committed to Lone Star Gas under gas supply contracts not related to specific reserves or fields. In 1997, Lone Star Gas' gas requirement was purchased from some 125 independent producers and non-affiliated pipeline companies, one of which supplied approximately 28% of total requirements.

     To meet peak-day gas demands during winter months, Lone Star Gas utilizes the service of seven affiliated gas storage fields, all of which are located in Texas. These fields have a working gas capacity of 47 Bcf and a day-one storage withdrawal capacity of 1.3 Bcf per day.

     Lone Star Gas has historically maintained a contractual right to curtail, which is designed to achieve the highest load factor possible in the use of the pipeline system while assuring continuous and uninterrupted service to the residential and commercial customers. Under the program, industrial customers select their own rates and relative priorities of service. Interruptible service contracts include the right to curtail gas deliveries up to 100% according to a strict priority plan. The last sales curtailment for Lone Star Gas occurred in 1990 and lasted for only 30 hours.

     Estimates of gas supplies and reserves are not necessarily indicative of Lone Star Gas' ability to meet current or anticipated market demands or immediate delivery requirements because of factors such as the physical limitations of gathering and transmission systems, the duration and severity of cold weather, the availability of gas reserves from its suppliers, the ability to purchase additional supplies on a short-term basis and actions by federal and state regulatory authorities. Curtailment rights provide Lone Star Gas flexibility to meet the human-needs requirements of its customers on a firm basis. Priority allocations and price limitations imposed by federal and state regulatory agencies, as well as other factors beyond the control of Lone Star Gas, may affect its ability to meet the demands of its customers.

     The Lone Star Gas supply program is designed to contract for new supplies of gas (and to recontract targeted expiring sources) connected to Lone Star Pipeline's pipeline system. In addition to being heavily concentrated in the established gas-producing areas of central, northern and eastern Texas, Lone Star Pipeline's intrastate pipeline system also extends into or near the major producing areas of the Texas Gulf Coast and the Delaware and Val Verde Basins of West Texas. Nine basins located in Texas are estimated to contain a substantial portion of the nation's remaining onshore natural-gas reserves. Lone Star Pipeline's pipeline system provides access to all of these basins. Lone Star Pipeline is well situated to receive large volumes into its system at the major hubs, such as Katy and Waha, as well as at the major third-party owned storage facilities where suppliers maintain instantaneous high delivery capabilities.

     Lone Star Gas buys gas under long-term, intrastate contracts in order to assure reliable supply to its customers. Many of these contracts require minimum purchases of gas. Presently, based on estimated gas demand which assumes normal weather conditions, requisite gas purchases are expected to substantially satisfy purchase obligations for the year 1998 and thereafter.

LIGNITE/COAL

TU ELECTRIC
-----------

     Lignite is used as the primary fuel in two units at the Big Brown generating station (Big Brown), three units at the Monticello generating station (Monticello), three units at the Martin Lake generating station (Martin Lake), and one unit at the Sandow generating station (Sandow), having an aggregate net capability of 5,825 MW. TU Electric's lignite units have been constructed adjacent to surface minable lignite reserves. At the present time, TU Electric owns in fee or has under lease an estimated 508 million tons of proven reserves dedicated to the Big Brown, Monticello, and Martin Lake generating stations. TU Electric also owns in fee or has under lease in excess of 270 million tons of proven reserves not dedicated to specific generating stations. Mining Company operates owned and/or leased equipment to remove the overburden and recover the lignite. One of TU Electric's lignite units, Sandow Unit 4, is fueled from lignite deposits owned by Alcoa, which furnishes fuel at no cost to TU Electric for that portion of energy generated from such unit that is equal to the amount of energy delivered to Alcoa (see Texas Utilities Electric Company and Subsidiaries - Consolidated Operating Statistics included in Appendix A to this report).

     Lignite production operations at Big Brown, Monticello, and Martin Lake are accompanied by an extensive reclamation program that returns the land to productive uses such as wildlife habitats, commercial timberland, and pasture land. For information concerning federal and state laws with respect to surface mining, see Environmental Matters. TU Electric supplements TU Electric-owned lignite fuel at Monticello with western coal from the Powder River Basin (PRB) in Wyoming. The coal is purchased from two suppliers under two-year contracts, and is transported from the PRB to TU Electric's generating plants by railcar under a two-year contract scheduled to expire on December 31, 1998.

     TU Electric currently plans to supplement its lignite fuel at Martin Lake and Big Brown utilizing western coal to be delivered by the year 2000. Construction of a 25 mile rail spur into Big Brown to facilitate the delivery of the western coal will begin later this year.

THE COMPANY
-----------

     Chaco has a coal lease agreement for the rights to certain surface minable coal reserves located in New Mexico. The agreement encompasses a minimum of 228 million tons of coal with provisions for advance royalty payments to be made annually through 2017. The Company has entered into a surety agreement to assure the performance by Chaco with respect to this agreement. Because of the present ample availability of western coal at favorable prices from other mines, Chaco has delayed plans to commence mining operations, and accordingly, is reassessing its alternatives with respect to its coal properties including seeking purchasers thereof. (See Item 2. Properties and Management's Discussion and Analysis of Financial Condition and Results of Operation and Notes 14 and 15 to Consolidated Financial Statements included in Appendix A to this report.)

NUCLEAR

TU ELECTRIC
-----------

     TU Electric owns and operates two nuclear-fueled generating units at the Comanche Peak nuclear generating station (Comanche Peak), each of which is designed for a net capability of 1,150 MW. (See Electricity Peak Load and Capability.)

     The nuclear fuel cycle requires the mining and milling of uranium ore to provide uranium oxide concentrate (U\\3\\O\\8\\), the conversion of U\\3\\O\\8\\ to uranium hexafluoride (UF\\6\\), the enrichment of the UF\\6\\ and the fabrication of the enriched uranium into fuel assemblies. TU Electric has on hand, or has contracted for, the raw materials and services it expects to need for its nuclear units through future years as follows: uranium (1999), conversion (2003), enrichment (2014), and fabrication (2002). Although TU Electric cannot predict the future availability of uranium and nuclear fuel services, TU Electric does not currently expect to have difficulty obtaining U\\3\\O\\8\\ and the services necessary for its conversion, enrichment and fabrication into nuclear fuel for years later than those shown above.

     The Energy Policy Act has provisions for the recovery of a portion of the costs associated with the decommissioning and decontamination of the gaseous diffusion plants used to enrich uranium for fuel. These costs are being recovered in annual fees paid to the United States Department of Energy (DOE) as determined by the Secretary of Energy. The total unescalated assessment for all domestic utilities is capped at $150 million per federal fiscal year assessable for fifteen years. TU Electric's assessment for the 1998 federal fiscal year, as calculated by the DOE, is $994,000.

     The Nuclear Waste Policy Act of 1982, as amended (NWPA), provides for the development by the DOE of interim storage and permanent disposal facilities for spent nuclear fuel and/or high level radioactive waste materials. In December 1996, the DOE notified program participants that it did not expect to meet its obligation to begin acceptance of spent nuclear fuel by 1998. The DOE continues to maintain its position despite a U.S. Court of Appeals decision affirming the Company's position that such an obligation exists. TU Electric is unable to predict what impact, if any, the DOE delay will have on TU Electric's future operations. Under provisions of the NWPA, funding for the program is provided by a one-mill per kWh fee currently levied on electricity generated and sold from nuclear reactors, including the Comanche Peak units.

     Currently, TU Electric's onsite storage capability for spent nuclear fuel is sufficient to accommodate the operation of Comanche Peak through the year 2000, while fully maintaining the capability to off-load one of the nuclear-fueled generating unit's core. TU Electric is currently pursuing options for increasing its storage capability, subject to approval by the Nuclear Regulatory Commission (NRC).

PURCHASED POWER

THE COMPANY AND TU ELECTRIC
---------------------------

     In 1997, System Companies purchased a net of 17,170 million kWh or approximately 16% of their energy requirements. TU Electric and SESCO had available 1,292 MW of firm purchased capacity under contract, including 60 MW of short-term firm capacity to meet the 1997 summer peak. During 1997, TU Electric extended, from 1999 to 2002, an existing contract which increased the purchase of capacity from 410 MW to 435 MW. In July 1998, SESCO will begin receiving power under a full requirements contract with another supplier and will no longer receive power from TU Electric. Beginning in 1999, TU Electric expects to receive energy under a contract with a developer for the purchase of energy produced from wind turbines equivalent to approximately 35 MW (or approximately 4 MW of firm capacity at peak). The proposed facility will include four of the largest commercial wind turbines in the world, rated at 1.65 MW each. TU Electric expects to acquire additional amounts of purchased resources in the future to adequately and reliably accommodate its customers' electrical needs. Such resources will be acquired in accordance with the requirements of PURA and the PUC Substantive Rules. ( For information concerning future resources requirements, see the Electricity Peak Load and Capability section.)

     Eastern Energy and other distribution and retail companies in the State of Victoria, Australia purchase their electric energy needs from a competitive power pool owned and operated by the Victorian government. A full national market will commence in 1998 among the participants in the States of New South Wales, Victoria, Queensland, South Australia and the Australian Capital Territory, and will be operated by a corporation owned by the governments of those jurisdictions. While the spot price of electric energy from the pool can vary substantially, Eastern Energy enters into hedging contracts with electric energy generators and others to manage its exposure to such price fluctuations (see Management's Discussion and Analysis of Financial Condition and Results of Operation and Note 9 to Consolidated Financial Statements included in Appendix A to this report).


                              REGULATION AND RATES
GENERAL

THE COMPANY
-----------

     The Company is a holding company as defined in the Public Utility Holding Company Act of 1935. However, the Company and all of its subsidiary companies are exempt from the provisions of such Act, except Section 9(a)(2) which relates to the acquisition of securities of public utility companies.

     The System Companies are also subject to various other federal, state and local regulations. (See discussion below and Environmental Matters.)

THE COMPANY AND TU ELECTRIC
---------------------------

     TU Electric and SESCO do not transmit electric energy in interstate commerce or sell electric energy at wholesale in interstate commerce, or own or operate facilities therefor, and their facilities are not connected directly or indirectly to other systems which are involved in such interstate activities, except during the continuance of emergencies permitting temporary or permanent connections or under order of the Federal Energy Regulatory Commission (FERC) exempting TU Electric and SESCO from jurisdiction under the Federal Power Act. In view thereof, TU Electric and SESCO believe that they are not public utilities as defined in the Federal Power Act and have been advised by their counsel that they are not subject to general regulation under such Act.

     The PUC has original jurisdiction over electric rates and service in unincorporated areas and those municipalities that have ceded original jurisdiction to the PUC and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, PURA prohibits the collection of any rates or charges (including charges for fuel) by a public utility that does not have the prior approval of the PUC.

     TU Electric is subject to the jurisdiction of the NRC with respect to nuclear power plants. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such plants to continuing review and regulation.

     LCC is not subject to direct rate or service regulation. However, its affiliates, LCTX and LCT Long Distance, Inc. (LCTLD), are regulated at both the state and federal level. LCTX is a local exchange company providing a variety of local and intrastate long distance services. LCTX is regulated in Texas by the PUC. This regulation applies to the geographical areas served, the intrastate local and long distance rates and tariffs and the intrastate access services provided by LCTX. Because LCTX has elected to provide intrastate services under an incentive rate regulation plan available under the PUC's enabling statute, intrastate rates are subject to only limited regulation by the PUC. LCTX is also regulated by the Federal Communications Commission (FCC) for certain services. Regulation by the FCC is limited primarily to interstate access rates and services. LCTLD provides long distance service in the States of Texas and Louisiana as well as interstate long distance service. Interstate long distance service is regulated by the FCC. Intrastate, interexchange service is regulated by the respective state commissions. In Texas, regulation is limited to certification to do business and the filing of rate sheets. The rates charged are not subject to direct regulation by the PUC. In Louisiana, LCTLD is required to file rate tariffs, but rate regulation is subject to maintaining rates for services within a "band" or range of rates set by the Louisiana Public Service Commission. At the federal level, LCTLD's interstate long distance rates are filed in the form of rate sheets. The FCC does not establish rates for interstate long distance service, since their rates are subject to competition from a large number of interexchange long distance service providers.

     Lone Star Gas and Lone Star Pipeline are wholly intrastate in character and perform distribution utility operations and transportation services in the State of Texas subject to regulation by the RRC and municipalities in Texas. The RRC regulates the charge for the transportation of gas by Lone Star Pipeline to Lone Star Gas' distribution systems for sale to Lone Star Gas' residential and commercial consumers. Lone Star Pipeline owns no certificated interstate transmission facilities subject to the jurisdiction of FERC under the Natural Gas Act, has no sales for resale under the rate jurisdiction of FERC and does not perform any transportation service that is subject to FERC jurisdiction under the Natural Gas Act.

     The city gate rate for the cost of gas Lone Star Gas ultimately delivers to residential and commercial customers is established by the RRC and provides for full recovery of the actual cost of gas delivered, including out-of-period costs such as gas purchase contract settlement costs. The rates Lone Star Gas charges its residential and commercial customers are established by the municipal governments of the cities and towns served, with the RRC having appellate jursidication.

     In October 1996, Lone Star Pipeline filed a request with the RRC to increase the rate it charges Lone Star Gas to store and transport gas ultimately destined for residential and commercial customers in the 550 Texas cities and towns served by Lone Star Gas. Lone Star Gas also requested that the RRC separately set rates for costs to aggregate gas supply for these cities. Rates previously in effect were set by the RRC in 1982. In September 1997, the RRC issued an order reducing the charges by Lone Star Pipeline to Lone Star Gas for storage and transportation services. In that order, the RRC did authorize separate charges for the Lone Star Pipeline storage and transportation services, a separate charge by Lone Star Gas for the cost of aggregating gas supplies, and a continuation of the 100% flow through of purchased gas expense. The RRC also imposed some new criteria for affiliate gas purchases and a new reconciliation procedure that will require a review of purchased gas expenses every three years. The RRC order has become final, but is being appealed by several parties including Lone Star Pipeline and Lone Star Gas. The rates authorized by the order became effective on December 1, 1997, and will result in an annual margin reduction of approximately $8.2 million.

     On August 20, 1996, the RRC ordered a general inquiry into the rates and services of Lone Star Gas, most notably a review of Lone Star Gas' historic gas cost and gas acquisition practices since the last rate setting. The inquiry docket has been separated into different phases. Two of the phases, conversion to the NARUC account numbering system and unbundling, have been dismissed by the RRC, and one other phase, rate case expense, is pending RRC action on the basis of a stipulation of all parties. In the phase dealing with historic gas cost and gas acquisition practices, Lone Star Gas and Lone Star Pipeline have filed a motion for summary disposition stating that any retroactive rate action would be inappropriate and unlawful. Settlement discussions with intervenor cities are ongoing. If the motion for summary disposition is denied, a hearing has been scheduled to begin in August 1998. A number of management and transportation related issues have been placed in a separate phase which still has an undefined scope and is being held in abeyance pending the resolution of the phase dealing with gas costs. Management believes that gas costs were prudently incurred and were properly accounted for and recovered through the gas cost recovery mechanism previously approved by the RRC. At this time, management is unable to determine the ultimate outcome of the inquiry.

     Eastern Energy is subject to regulation by the Office of the Regulator General (ORG). The ORG has the power to issue licenses for the supply, distribution and sale of electricity within Victoria and regulates tariffs for the use of the transmission system, distribution system, and other ancillary services. The existing tariff under which Eastern Energy operates is in effect through December 31, 2000. The ORG will review the existing tariff to see if it will be effective for the period commencing after December 31, 2000.

TU ELECTRIC
-----------

DOCKET 9300

     The PUC's final order (Order) in connection with TU Electric's January 1990 rate increase request (Docket 9300) was reviewed by the 250th Judicial District Court of Travis County, Texas (District Court) and thereafter was appealed to the Court of Appeals for the Third District of Texas and to the Supreme Court of Texas (Supreme Court). As a result of such review and appeals, an aggregate of $909 million of disallowances with respect to TU Electric's reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to the Company's and TU Electric's earnings, has been remanded to the District Court with instructions that it be remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC would also be required to reevaluate the appropriate level of TU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. In January 1997, the Supreme Court denied a motion for rehearing on the Comanche Peak minority owners issue filed by the original complainants. TU Electric cannot predict the outcome of the reconsideration of the Order on remand by the PUC.

     In its decision, the Supreme Court also affirmed the previous $472 million prudence disallowance related to Comanche Peak. Since the Company and TU Electric each has previously recorded a charge to earnings for this prudence disallowance, the Supreme Court's decision did not have an effect on the Company's or TU Electric's current financial position, results of operation or cash flows.

DOCKET 11735

     In July 1994, TU Electric filed a petition in the 200th Judicial District Court of Travis County, Texas to seek judicial review of the final order of the PUC granting a $449 million, or 9.0%, rate increase in connection with TU Electric's January 1993 rate increase request of $760 million, or 15.3% (Docket 11735). Other parties to the PUC proceedings also filed appeals with respect to various portions of the order.

DOCKETS 15638 AND 15840

     In May 1996, TU Electric filed with the PUC its transmission cost information and tariffs for open-access wholesale transmission service (Docket 15638) in accordance with PUC rules adopted in February 1996. These tariffs also provide for generation-related ancillary services necessary to support wholesale transactions. In August 1997, the PUC approved final tariffs for TU Electric and implemented rates for other transmission providers within ERCOT (Docket 15840). Under rates implemented by the PUC, TU Electric's payments for transmission service will exceed its revenues for providing transmission service. The PUC has adopted a rate-moderation plan that will minimize the impact of the new pricing mechanism for the first three years the rules are in effect. As such, the current maximum impact on TU Electric for 1998 is an $8.52 million deficit, which, in the opinion of TU Electric, is not expected to have a material effect on its financial position, results of operation or cash flows.

     TU Electric joined a lawsuit in state district court challenging the validity of the cost-shifting aspects of the PUC wholesale open-access rules. In December 1997, the District Court judge issued a decision upholding the validity of the PUC pricing rules.

DOCKET 17250

     In late 1996, as part of its regular earnings monitoring process, the PUC staff advised the PUC, after reviewing the 1995 Electric Investor-Owned Utilities Earnings Report of TU Electric, that it believed TU Electric was earning in excess of a reasonable rate of return, and the PUC and TU Electric subsequently began discussions concerning possible remedies. It was decided to limit negotiations to a resolution of issues concerning TU Electric's earnings through 1997, and discussion of a longer-term resolution was deferred. In July 1997, the PUC issued its final written order approving TU Electric's proposal to make a one-time $80 million refund to its customers (Rate Settlement) and to leave rates unchanged during the remainder of 1997. TU Electric recorded the charge to revenues in July 1997 and included the refunds in August 1997 billings. The proposal was the result of a joint stipulation in which TU Electric was joined by the PUC General Counsel, on behalf of the PUC Staff and the public interest, the Office of Public Utility Counsel, the state agency charged with representing the interests of residential and small commercial customers, and the Coalition of Cities served by TU Electric.

DOCKET 18490

     On December 17, 1997, TU Electric, together with the PUC General Counsel, the Office of Public Utility Counsel and various other parties interested in TU Electric's rates and services, filed with the PUC a stipulation and joint application which, if granted, would among other things: (i) result in permanent retail base rate credits beginning January 1, 1998, of 4% for residential customers, 2% for general service secondary customers and 1% for all other retail customers, (ii) result in additional permanent retail base rate credits beginning January 1, 1999, of 1.4% for residential customers, (iii) impose a 11.35% cap on TU Electric's rate of return on equity during 1998 and 1999, with any sums earned above that cap being applied as additional nuclear production depreciation, (iv) allow TU Electric to record depreciation applicable to transmission and distribution assets in 1998 and 1999 as additional depreciation of nuclear production assets, (v) establish an updated cost of service study that includes interruptible customers as customer classes, (vi) result in the permanent dismissal of pending appeals of prior PUC orders including Docket No. 11735, if all other parties that have filed appeals of those dockets also dismiss their appeals, (vii) result in the stay of any proceedings in the remand of Docket 9300 prior to January 1, 2000, and (viii) result in all gains from off-system sales of electricity in excess of the amount included in base rates being flowed to customers through the fuel factor.

     The PUC has until March 31, 1998 to approve or reject the stipulation and joint application. Otherwise, TU Electric may terminate the base rate reductions and all other aspects of the proposal upon giving two weeks notice to the PUC.

FUEL COST RECOVERY RULE

     Pursuant to a PUC rule, the recovery of TU Electric's eligible fuel costs is provided through fixed fuel factors. The rule allows a utility's fuel factor to be revised upward or downward every six months, according to a specified schedule. A utility is required to petition to make either surcharges or refunds to ratepayers, together with interest based on a twelve month average of prime commercial rates, for any material, as defined by the PUC, cumulative under- or over-recovery of fuel costs. If the cumulative difference of the under- or over-recovery, plus interest, is in excess of 4% of the annual estimated fuel costs most recently approved by the PUC, it will be deemed to be material. In accordance with PUC approvals, TU Electric has, since the inception of the rule in 1986, made thirteen refunds of over-collected fuel costs and two surcharges of under-collected fuel costs. The most recent refund was made pursuant to a petition filed by TU Electric in July 1997 to refund approximately $67 million, including interest, in over-collected fuel costs for the period October 1995 through May 1997 (Fuel Refund). Such over-collection was primarily due to TU Electric's ability to use less expensive nuclear fuel and purchased power to offset a higher-priced natural gas market during the period. Customer refunds were included in August 1997 billings. A final order confirming the Fuel Refund was entered by the PUC in October 1997. The two surcharges (one in the amount of $147.3 million and the other in the amount of $93 million) have been appealed by certain intervenors to district courts of Travis County, Texas. In those appeals, those parties are contending that the PUC is without authority to allow a fuel cost surcharge without a hearing and resultant findings that the costs are reasonable and necessary and that the prices charged to TU Electric by supplying affiliates are no higher than the prices charged by those affiliates to others for the same item or class of items. TU Electric is unable to predict their outcome.

     The fuel cost recovery rule also contains a procedure for an expedited change in the fixed fuel factor in the event of an emergency. Final reconciliation of fuel costs must be made either in a reconciliation proceeding, which may cover no more than three years and no less than one year, or in a general rate case. In a final reconciliation, a utility has the burden of proving that fuel costs under review were reasonable and necessary to provide reliable electric service, that it has properly accounted for its fuel-related revenues, and that fuel prices charged to the utility by an affiliate were reasonable and necessary and not higher than prices charged for similar items by such affiliate to other affiliates or nonaffiliates. In addition, for generating utilities like TU Electric, the rule provides for recovery of purchased power capacity costs through a power cost recovery factor (PCRF) with respect to purchases from qualifying facilities, to the extent such costs are not otherwise included in base rates. The energy-related costs of such purchases are included in the fixed fuel factor. For non-generating utilities like SESCO, the rule provides for the recovery of all costs of power purchased at wholesale chargeable under rate schedules approved by a federal or state regulatory authority and all amounts paid to qualifying facilities for the purchase of capacity and/or energy, to the extent such costs are not otherwise included in base rates. Penalties of up to 10% will be imposed in the event an emergency increase has been granted when there was no emergency or when collections under the PCRF exceed PCRF costs by 10% in any month or 5% in the most recent twelve months .

FUEL RECONCILIATION PROCEEDING

     In July 1997, the PUC ruled on TU Electric's petition seeking final reconciliation of all eligible fuel and purchased power expenses incurred during the reconciliation period of July 1, 1992 through June 30, 1995 (approximately $4.7 billion). In the ruling, the PUC disallowed approximately $81 million of eligible fuel related costs (including interest of $12 million) incurred during the reconciliation period (Fuel Disallowance). The majority of the Fuel Disallowance (approximately $67 million) is related to replacement fuel costs as a result of the November 1993 collapse of the emissions chimney serving Unit 3 of the Monticello lignite-fueled generating station. In addition, the PUC ruled that approximately $10 million from the gain on sale of sulfur dioxide allowances should be deferred and reconsidered at a future date. TU Electric received a final written order from the PUC and recorded the charge to revenues in August 1997. TU Electric strongly disagrees with the Fuel Disallowance and continues to vigorously defend its position. TU Electric has appealed the PUC's order to the District Court of Travis County, Texas.

FLEXIBLE RATE INITIATIVES

     TU Electric continues to offer flexible rates in over 160 cities with original regulatory jurisdiction within its service territory (including the cities of Dallas and Fort Worth) to existing non-residential retail and wholesale customers that have viable alternative sources of supply and would otherwise leave the system. TU Electric also continues to offer in those cities an economic development rider to attract new businesses and to encourage existing customers to expand their facilities as well as an environmental technology rider to encourage qualifying customers to convert to technologies that conserve energy or improve the environment. TU Electric will continue to pursue the expanded use of flexible rates when such rates are necessary to be price-competitive.

                                  COMPETITION

THE COMPANY AND TU ELECTRIC
---------------------------

GENERAL

     As legislative, regulatory, economic and technological changes occur, the energy and utility industries are faced with increasing pressure to become more competitive while adhering to regulatory requirements. The level of competition is affected by a number of variables, including price, reliability of service, the cost of energy alternatives, new technologies and governmental regulations.

     The National Energy Policy Act of 1992 (Energy Policy Act) addresses a wide range of energy issues and is intended to increase competition in electric generation and broaden access to electric transmission systems. In addition, the Public Utility Regulatory Act of 1995, as amended (PURA), impacts the PUC and its regulatory practices and encourages increased competition in some aspects of the electric utility industry in Texas. Although the Company is unable to predict the ultimate impact of the Energy Policy Act, PURA and any related regulations or legislation on the System Companies' operations, it believes that such actions are consistent with the trend toward increased competition in the energy industry.

     In order to remain competitive, the System Companies are aggressively managing their operating costs and capital expenditures through streamlined business processes and are developing and implementing strategies to address an increasingly competitive environment. These strategies include initiatives to improve their return on corporate assets and to maximize shareholder value through new marketing programs, creative rate design and new business opportunities. Additional initiatives under consideration include the potential disposition or alternative utilization of existing assets and the restructuring of strategic business units.

     While TU Electric has experienced competitive pressures in the wholesale market resulting in a small loss of load since the beginning of 1993, wholesale sales represented a relatively low percentage of TU Electric's consolidated operating revenues in 1997. TU Electric is unable to predict the extent of future competitive developments in either the wholesale or retail markets or what impact, if any, such developments may have on its operations.

     Federal legislation such as the PURPA and, more recently, the Energy Policy Act, as well as initiatives in various states, encourage wholesale competition among electric utility and non-utility power producers. Together with increasing customer demand for lower-priced electricity and other energy services, these measures have accelerated the industry's movement toward a more competitive pricing and cost structure. Competition in the electric utility industry was also addressed in the 1995 session of the Texas legislature. PURA was amended to encourage greater wholesale competition and flexible retail pricing. PURA amendments also require the PUC to report to the legislature, during each legislative session, on competition in electric markets. Accordingly, PUC reports were submitted to the Texas legislature in January 1997, recommending that the legislature continue the process of expanding competition in the Texas electricity markets, leading to expanded retail competition, and authorize the PUC to take numerous steps toward that goal. The PUC further recommended that full competition not occur prior to the year 2000 in order to provide an environment through which both retail customers and utilities in Texas move more smoothly to achieve the perceived benefits of competition. The PUC is seeking guidance from the legislature and authority to address the issue of recovery of stranded costs (i.e., costs of assets that may not be recoverable from customers as a result of competitive pricing). The PUC's latest available estimate for TU Electric's potentially stranded retail costs ranged from a projected excess of net book value over market value of $7.7 billion to a projected excess of market value over net book value of $2.1 billion. Legislation that would have authorized retail competition was not enacted by the 1997 Texas legislature.

     As a result of the shift in emphasis toward greater competition, large and small industry participants are offering energy services and energy-related products that are both economically and environmentally attractive to customers. In Texas, aggressive marketing of competitive prices by rural electric cooperatives, municipally-owned electric systems, and other energy providers who are not subject to the traditional governmental regulation experienced by the energy and utility industries has intensified competition within the state's wholesale markets and, in multi-certificated areas, retail customer markets.

     Furthermore, there is increasing pressure on utilities to reduce costs, including the cost of power, and to tailor energy services to the specific needs of customers. Such competitive pressures among electric utility and non-utility power producers could result in the loss by TU Electric of customers and the cost of certain of its assets becoming stranded costs. To the extent stranded costs cannot be recovered from customers, it may be necessary for such costs to be borne partially or entirely by shareholders. In response to these competitive pressures, many utilities are implementing significant restructuring and re-engineering initiatives designed to make them more competitive. Since the implementation of an Operations Review and Cost Reduction program in April 1992, the System Companies continue to take steps to reduce costs by streamlining business processes and operating practices. (For information pertaining to the effects of competition on the treatment of certain regulatory assets and liabilities, see Management's Discussion and Analysis of Financial Condition and Results of Operation and Note 2 to Consolidated Financial Statements included in Appendix A to this report.)

     LCC's long distance service at both the intrastate and interstate level is subject to competition. Interexchange long distance service has been subject to competition for more than ten years. LCTLD competes with numerous interexchange carriers ranging from small resellers to large, facilities-based carriers such as AT&T and MCI. While monitored by regulatory authorities, rates for these long distance services are largely market based and have been essentially deregulated.

     LCTX also provides intrastate intraLATA long distance service. Upon divestiture of the Bell System, the state was divided into long distance calling areas called Local Access Transport Areas (LATA's). Direct dialed long distance calls made within the boundaries of the LATA are reserved to be handled by the local exchange carrier at state-wide average rates. Customers may use the carrier of their choice for intraLATA calls only by dialing a special carrier access code before each call. Because intraLATA service was not subject to equal access, the local exchange companies have dominated this service sector. Recent changes in federal and state law have applied equal access principles to this service sector and it is anticipated that competition will likely become more intense beginning in mid-1998.

     LCTX is also subject to, but to-date has not experienced significant levels of, local competition. It is too early to predict whether significant local competition will emerge in LCTX's service area.

     Customer sensitivity to energy prices and the availability of competitively priced gas in the non-regulated markets continue to provide intense competition in the electric-generation and industrial-user markets. Natural gas faces varying degrees of competition from electricity, coal, natural gas liquids, oil and other refined products throughout Lone Star Gas' service territory. Pipeline systems of other companies, both intrastate and interstate, extend into or through the areas in which Lone Star Gas' markets are located, creating competition from other sellers of natural gas. Competitive pressure from other pipelines and alternative fuels has caused a decline in sales by Lone Star Gas to industrial and electric-generation customers. Sales by ENSERCH's non-regulated companies, along with transportation services provided by Lone Star Pipeline, have served to offset much of the effects of this decline. As developments in the energy industry point to a continuation of these competitive pressures, Lone Star Gas maintains its focus on customer service and the creation of new services for its customers in order to remain its customers' supplier of choice.

     Lone Star Pipeline is the sole transporter of natural gas to Lone Star Gas' distribution systems. Lone Star Pipeline competes with other pipelines in Texas to transport natural gas to off-system markets. This business is highly competitive and greatly influenced by the demand to move natural gas across Texas to supply Northeast and upper Midwest U.S. markets.

     Natural gas liquids processing is highly competitive and includes competition among producers, third-party owners and processors for cost-sharing and interest-sharing arrangements.

     EES pursues markets connected to pipelines other than Lone Star Pipeline's. As natural-gas markets continue to evolve following the implementation of the 1992 Order 636 of the FERC, additional opportunities are created in the broader, more active trading markets and in serving non- regulated customers. This highly competitive market demands that a wide array of services be offered, including term contracts with interruptible and firm deliveries, risk management, aggregation of supply, nominations, scheduling of deliveries and storage.

RETAIL ELECTRIC MARKET

     TU Electric and SESCO are experiencing competition for retail load in areas that are multi-certificated with rural electric cooperatives or municipal utilities. Except in areas where there is multi-certification by the PUC, TU Electric and SESCO currently have the exclusive right to provide electric service to the public within their service areas.

     In addition, some energy consumers have the ability to produce their own electricity or to use alternative forms of energy. Industrial customers may also be able to relocate their facilities to lower-cost service areas. To some degree, there is competition among utilities with defined service areas to attract and retain large customers. TU Electric and SESCO are pursuing efforts to remain competitive through competitive pricing, economic development and other initiatives. (See Regulation and Rates.)

     Congress, as well as legislatures and regulatory commissions in several states, have begun to examine the possibility of mandated "retail wheeling," the required delivery by an electric utility over its transmission and distribution facilities of energy produced by another entity to retail customers in such utility's service territory. If implemented, such access could allow a retail customer to purchase electric service from any other electric service provider, subject to the practical constraints of long distance transmission. To date, retail wheeling has not been implemented in Texas; however, this issue is likely to be pursued again during the 1999 session of the Texas legislature and in the 106th Congress.

     While the Company and TU Electric anticipate legislation being enacted during the 1999 session of the Texas legislature to authorize competition in the retail market, they cannot predict the ultimate outcome of the ongoing efforts that are taking place to restructure the electric utility industry or whether such outcome will have a material effect on their financial position, results of operation or cash flows.

     The energy supply franchise portion of Eastern Energy's business is gradually being exposed to competition through a phase-in of customers' right to choose their energy supplier. This phase-in is by customer class and is expected to be complete by December 31, 2000, at which time all energy customers in Victoria will have the right to choose their energy supplier. Eastern Energy is required to offer distribution of electric energy in its service territory on behalf of other electric suppliers and distribution companies to those customers having a right to choose their supplier, and Eastern Energy can similarly supply electric energy to such customers in other service territories by utilizing the distribution networks of the distribution companies in those service territories. A national electricity market continues to develop in Australia, with full contestabilty for all customers to be phased in progressively through 2001. Eastern Energy currently has a license to provide retail electricity in New South Wales and may pursue retail licences in other states.

     TU Electric, SESCO and Eastern Energy are not able to predict the extent of future competitive developments or what impact, if any, such developments may have on their operations.

TU ELECTRIC
-----------

WHOLESALE MARKET

     In the wholesale power market, TU Electric competes with a variety of utilities and other suppliers, some of which are willing and able to sell at rates below TU Electric's standard wholesale power service rate as approved by the PUC. As a result, TU Electric has received notifications of termination of approximately 700 MW of wholesale load through 1999. In 1997, wholesale revenues represented about 3% of TU Electric's total consolidated operating revenues.

     Amendments to PURA made during the 1995 session of the Texas legislature allow for wholesale pricing flexibility. While wholesale rates for electric utilities are not deregulated, wholesale tariffs or contracts with charges less than approved rates but greater than the utility's marginal cost may be approved by the regulatory authority upon application by the utility.

OPEN-ACCESS TRANSMISSION

     In February 1996, pursuant to the 1995 amendments to PURA, the PUC adopted rules requiring each electric utility in ERCOT to provide wholesale transmission and related services to other utilities and non-utility power suppliers at rates, terms and conditions that are comparable to those applicable to such utility's use of its own transmission facilities.

     Under the rules, the PUC established a transmission pricing mechanism consisting of an ERCOT system-wide component and a distance-sensitive component. The ERCOT system-wide component provides that each load-serving entity in ERCOT will pay a share of the ERCOT-wide transmission cost of service based on the entity's load. The distance-sensitive component provides that a distance-sensitive rate will be paid to utilities that own transmission facilities, based on the impact of transmitting power and energy to loads. The rates charged for using the transmission system are designed to ensure that all market participants pay on a comparable basis to use the system. While all users of the transmission grid pay rates that are comparably designed, the impact on individual users will differ.

     In May 1996, TU Electric filed with the PUC, under Docket 15638, its transmission cost information and tariffs for open-access wholesale transmission service. These tariffs also provide for generation-related ancillary services necessary to support wholesale transactions. Company-specific proceedings to determine transmission rates for each transmission provider within ERCOT were concluded in 1996. In August 1997, the PUC approved final tariffs for TU Electric and implemented rates for other transmission providers within ERCOT. (See Regulation and Rates.)

     As a result of the PUC rules, the organization and structure of ERCOT has been changed to provide for equal governance among all wholesale electricity market participants. These changes were made in order to facilitate wholesale competition while ensuring continued reliability within ERCOT.

     At the federal level, the Energy Policy Act empowers the FERC to require utilities to provide transmission service for the delivery of wholesale power from other power producers to qualified resellers, such as municipalities, cooperatives and other utilities. In April 1996, the FERC issued Order No. 888 which requires all FERC-jurisdictional electric utilities to offer third parties wholesale transmission services under an open-access tariff and provides a framework for recovery of "legitimate, prudent and verifiable stranded costs" resulting from the implementation of open-access wholesale transmission service. In May 1997, TU Electric filed with the FERC a modification of its tariff governing service to, from and over certain High Voltage Direct Current (HVDC) interconnections (TFO Tariff) between ERCOT and the Southwest Power Pool. This modification conformed TU Electric's TFO Tariff to the rates, terms and conditions governing open-access wholesale transmission service within ERCOT previously approved by the PUC. In October 1997, the FERC accepted TU Electric's TFO Tariff with minor modifications.

THE COMPANY
-----------

     Lone Star Pipeline has been an open access transporter under Section 311 of the Natural Gas Policy Act of 1978 (NGPA) on its intrastate transmission facilities since July 1988. Such transportation is performed pursuant to Section 311(a)(2) of the NGPA and is subject to an exemption from the jurisdiction of the FERC under the Natural Gas Act, pursuant to Section 601 of the NGPA.


                             ENVIRONMENTAL MATTERS

THE COMPANY AND TU ELECTRIC
---------------------------

GENERAL

     The System Companies are subject to various federal, state and local regulations dealing with air and water quality and related environmental matters. (See Item 2. Properties - Capital Expenditures and Management's Discussion and Analysis of Financial Condition and Results of Operation included in Appendix A to this report.)

AIR

     Under the Texas Clean Air Act, the Texas Natural Resource Conservation Commission (TNRCC) has jurisdiction over the permissible level of air contaminant emissions from generating facilities located within the State of Texas. In addition, the new source performance standards of the Environmental Protection Agency (EPA) promulgated under the federal Clean Air Act, as amended (Clean Air Act), which have also been adopted by the TNRCC, are applicable to generating units, the construction of which commenced after August 17, 1971. TU Electric's generating units have been constructed to operate in compliance with current regulations and emission standards promulgated pursuant to these Acts; however, due to variations in the quality of the lignite fuel, operation of certain of the lignite-fueled generating units at reduced loads is required from time to time in order to maintain compliance with these standards.

     The Clean Air Act includes provisions which, among other things, place limits on the sulfur dioxide emissions produced by generating units. In addition to the new source performance standards applicable to sulfur dioxide, the Clean Air Act required that fossil-fueled plants meet certain sulfur dioxide emission allowances by 1995 (Phase I), and will require more restrictions on sulfur dioxide emission allowances by 2000 (Phase II). TU Electric's generating units were not affected by the Phase I requirements. The applicable Phase II requirements currently are met by 52 out of the 56 of TU Electric's generating units to which those requirements apply. Because the sulfur dioxide emissions from the other four units are relatively low and alternatives are available to enable these units to reduce sulfur dioxide emissions or utilize compensatory reduction allowances achieved in other units, compliance with the applicable Phase II sulfur dioxide requirements is not expected to have a significant impact on TU Electric. In January 1993, the EPA issued its "core" regulations to implement the sulfur dioxide reduction program. TU Electric is preparing compliance plans in accordance with these regulations and expects these plans to be implemented by January 1, 2000.

     To meet these sulfur dioxide requirements, the Clean Air Act provides for the annual allocation of sulfur dioxide emission allowances to utilities. Under the Clean Air Act, utilities are permitted to transfer allowances within their own systems and to buy or sell allowances from or to other utilities. The EPA grants a maximum number of allowances annually to TU Electric based on the amount of emissions from units in operation during the period 1985 through 1987. TU Electric intends to utilize internal allocation of emission allowances within its system and, if cost effective, may purchase additional emission allowances to enable both existing and future electric generating units to meet the requirements of the Clean Air Act. TU Electric may also sell excess emission allowances. TU Electric is unable to predict the extent to which it may generate excess allowances or will be able to acquire allowances from others if needed but does not anticipate any significant problems in keeping emissions within its allotted allowances.

     TU Electric's generating units meet the nitrogen oxide (NOx) limits currently required by the Clean Air Act. The TNRCC and the EPA have determined that the requirements of the Clean Air Act for ozone nonattainment areas will not require NOx emission reductions at TU Electric's generating units in the Dallas-Fort Worth area; however, the TNRCC is re-evaluating its position since the Dallas-Fort Worth area did not achieve attainment of the ozone standard in 1996 as required by Clean Air Act regulations. Additionally, in 1996, TU Electric elected for an early opt-in under Phase I related to NOx limits for its coal-fired generating units. This election locks in NOx limits for these generating units for a ten-year period. The Clean Air Act also requires studies, which began in 1991, by the EPA to assess the potential for toxic emissions from utility boilers. TU Electric is unable to predict either the results of such studies or the effects of any subsequent regulations. Recently, the EPA finalized more stringent standards for ambient levels of ozone and of fine particulates and issued proposed rules for regional haze. The impact of these new standards or proposed regional haze rules, if adopted, is unknown at this time.

     In December 1997, the Conference of the Parties of the United Nations Framework Convention on Climate Change adopted the Kyoto Protocol which specifies targets and timetables for certain countries to reduce greenhouse gas emissions. The Company is unable to predict whether the Kyoto Protocol will be ratified by the United States Congress and to what extent, if any, such protocol might impact the Company.

     The 1997 session of the Texas legislature directed the TNRCC to develop a voluntary post-construction state permitting program for older air emission facilities, including many of TU Electric's generating facilities as well as certain ENSERCH facilities. All of these facilities, including the so-called "grandfathered units," are in compliance with state and federal regulations. At this time, the Company is unable to predict the impact of this voluntary permitting program on Company operations.

     In 1997, the Clean Air Act required some System Companies to submit Title V Operating Permit applications for many of their facilities, including TU Electric's generating plants and certain Fuel Company and ENSERCH facilities. These System Companies anticipate the approval of all such permit applications.

     Additional Clean Air Act regulations have been proposed and others are not yet finalized by the EPA. The Company believes that the requirements necessary to be in compliance with additional regulatory provisions can be met as they are developed. Estimates for the capital requirements related to the Clean Air Act are included in the Company's and TU Electric's estimated construction expenditures. (See Item 2. Properties - Capital Expenditures and Management's Discussion and Analysis of Financial Condition and Results of Operation included in Appendix A to this report.) Any additional capital expenditures, as well as any increased operating costs associated with new requirements or compliance measures, are expected to be recoverable through rates, as similar costs have been recovered in the past. For ENSERCH facilities, certain emission sources may be required to reduce emissions or to install monitoring equipment under proposed rules and regulations. The Company currently believes, however, that if the rules and regulations under the Clean Air Act are adopted as proposed, operating costs that will be incurred under operating permits, new permit fee structures, capital expenditures associated with equipment modifications to reduce emissions, or any expenditures on monitoring equipment, in the aggregate, will not have a materially adverse effect on the Company's financial position, results of operation or cash flows.

WATER

     The TNRCC, the EPA and the RRC have jurisdiction over water discharges (including storm water) from all System Companies' domestic facilities. The System Companies' domestic facilities are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TU Electric, ENSERCH, Fuel Company and Mining Company have obtained all required waste water discharge permits from the TNRCC, the EPA and the RRC for facilities in operation and have applied for or obtained necessary permits for facilities under construction. TU Electric, ENSERCH, Fuel Company and Mining Company believe they can satisfy the requirements necessary to obtain any required permits or renewals.

OTHER

     Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TNRCC. System Companies, including TU Electric, possess all necessary permits for these activities from the TNRCC for their present operations.

     Federal legislation regulating surface mining was enacted in August 1977 and regulations implementing the law have been issued. Mining Company's lignite mining operations are currently regulated at the state level by the RRC, with oversight by the United States Department of the Interior's Office of Surface Mining, Reclamation and Enforcement. Surface mining permits have been issued for current Mining Company operations that provide fuel for Big Brown, Monticello and Martin Lake.

     Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act (Texas Act) and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended (RCRA) and the Toxic Substances Control Act (TSCA). The EPA has issued regulations under the RCRA and TSCA, and the TNRCC and the RRC have issued regulations under the Texas Act applicable to System Companies' domestic facilities. The Company has registered its solid waste disposal sites and has obtained or applied for such permits as are required by such regulations.

     Beginning in 1998, certain TU Electric and Mining Company facilities came under the jurisdiction of the toxic release inventory requirements of the Emergency Planning Community Right-To-Know Act (EPCRA) as finalized by the EPA. Regulatory reporting of toxic releases under EPCRA will begin in 1999.

     Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas is taking steps to site, construct and operate a low-level radioactive waste disposal site by 1999 and submitted a license application in March 1992 for such a facility. The license application has been finalized and a contested Administrative Hearing on the adequacy of the application began in January 1998. The State of Texas has agreed to a compact with the States of Maine and Vermont, which is subject to ratification by Congress, for such a facility. Low-level waste material will continue to be shipped off-site as long as an alternate disposal site is available. Otherwise the low-level waste material will be stored on-site. TU Electric's on-site storage capacity is expected to be adequate until other facilities are available.

     Eastern Energy is subject to various Australian federal and Victorian state environmental regulations, the most significant of which is the Victorian Environmental Protection Act of 1970 (VEPA). VEPA regulates, in particular, the discharge of waste into air, land and water, site contamination, the emission of noise and the storage, recycling and disposal of solid and industrial waste. VEPA establishes the Environmental Protection Authority (Authority) and grants the Authority a wide range of powers to control and prevent environmental pollution. These powers include issuing approvals for construction of works which may cause noise or emissions to air, water or land, waste discharge licenses and pollution abatement notices. No licenses or works approvals from the Authority are currently required for activities undertaken by Eastern Energy.

ITEM 2.  PROPERTIES

THE COMPANY AND TU ELECTRIC
---------------------------

     The Company does not directly own utility plant or real property. At December 31, 1997, TU Electric owned or leased and operated the following generating units:

 ELECTRIC                                NET
GENERATING                           CAPABILITY
   UNITS            FUEL SOURCE         (MW)      %
----------          -----------      ----------  ----
    46    Natural Gas (a)..............  12,105  57.0%
     9    Lignite/Coal.................   5,825  27.5
     2    Nuclear......................   2,300  10.8
    15    Combustion Turbines (b)......     975   4.6
    10    Diesel.......................      20   0.1
                                         ------  ----
            Total                        21,225 100.0%
                                         ====== =====

------------------------

(a) Twenty-four natural gas units are capable of operating on fuel oil for short periods when gas supplies are interrupted or curtailed. In addition, five natural gas units are capable of operating on fuel oil for extended periods.
(b) Natural gas units leased and operated by TU Electric. Such units are capable of operating on fuel oil for extended periods.


     The principal generating facilities of TU Electric and load centers of TU Electric and SESCO are connected by 3,863 circuit miles of 345,000 volt transmission lines and 9,327 circuit miles of 138,000 and 69,000 volt transmission lines.

     TU Electric is connected by six 345,000 volt lines to Houston Lighting & Power Company; by three 345,000 volt, eight 138,000 volt and nine 69,000 volt lines to West Texas Utilities Company; by two 345,000 volt and eight 138,000 volt lines to the Lower Colorado River Authority; by four 345,000 volt and eight 138,000 volt lines to the Texas Municipal Power Agency; by one asynchronous HVDC interconnection to Southwestern Electric Power Company; and at several points with smaller systems operating wholly within Texas. SESCO is connected to TU Electric by three 138,000 volt lines, ten 69,000 volt lines and three lines at distribution voltage. TU Electric and SESCO are members of ERCOT, an intrastate network of investor-owned entities, cooperatives, public entities, non-utility generators and power marketers. ERCOT is the regional reliability coordinating organization for member electric power systems in Texas and is responsible for ensuring equal access to transmission service by all wholesale market participants in the ERCOT region.

     The generating stations and other important units of property of TU Electric and SESCO are located on lands owned primarily in fee simple. The greater portion of the transmission and distribution lines of TU Electric and SESCO, the gas gathering and transmission lines of Fuel Company and the gas gathering, transmission and distribution lines of Lone Star Gas and Lone Star Pipeline, have been constructed over lands of others pursuant to easements or along public highways and streets as permitted by law. The gas gathering lines of EPI are not utility property and are primarily constructed over lands of others pursuant to private easements. The rights of the System Companies in the realty on which their properties are located are considered by them to be adequate for their use in the conduct of their business. Minor defects and irregularities customarily found in titles to properties of like size and character may exist, but any such defects and irregularities do not materially impair the use of the properties affected thereby. TU Electric, SESCO, Fuel Company, Eastern Energy, Lone Star Gas and Lone Star Pipeline have the right of eminent domain whereby they may, if necessary, perfect or secure titles or gain access to privately held land used or to be used in their operations. Utility plant of TU Electric and SESCO is generally subject to the liens of their respective mortgages.

     Eastern Energy's distribution network is comprised primarily of subtransmission and distribution assets. It owns no generating or transmission facilities. Eastern Energy's distribution system is interconnected with an intrastate power network comprised of the operator of the transmission system, and each of the other distribution companies within Victoria. Eastern Energy has entered into distribution system agreements with each of the distribution businesses which share the boundaries of its distribution area to provide for wheeling of electricity on behalf of those distribution businesses and for the reciprocal provision of other distribution services.

     LCC and its affiliates provide a full range of telecommunications services over a variety of state of the art facilities. As of December 31, 1997, LCC's local exchange affiliate, LCTX, provided service to 97,959 access lines and 74,287 customers in 16 exchanges. All calls are switched by state of the art digital switches. LCTLD has a separate digital switch for providing long distance services.

     LCC's affiliate, LCT, owns 63% of East Texas Fiber Line, Inc. (ETFL). ETFL provides voice and data capacity to interexchange carriers over its fiber optic lines. LCT owns an additional two hundred route miles of fiber optic lines and markets that capacity to interexchange carriers including LCTLD. LCT also has cellular interests in the Houston Metropolitan Serving Area as well as interests in the three rural service areas.

     At December 31, 1997, Lone Star Pipeline operated approximately 7,600 miles of transmission and gathering lines and operated 22 compressor stations having a total rated horsepower of approximately 76,455. Lone Star Pipeline also owns seven active gas-storage fields, all located on its system in Texas, and three major gas-treatment plants to remove undesirable components from the gas stream. At December 31, 1997, EPI had interests in 15 processing plants, 10 of which were wholly owned, and operated approximately 1,714 miles of gathering lines. At December 31, 1997, Lone Star Gas operated approximately 23,800 miles of distribution mains.

     ENSERCH owns a five-building office complex in Dallas, containing approximately 453,000 square feet of space that is occupied by ENSERCH and some of its affiliates. In addition, ENSERCH leases a 21-story, 400,000 square-foot building in Houston under a two-year lease that is automatically extended each year unless terminated. This building is sub-leased, primarily to non-affiliated parties.

     TU Properties currently leases a 48-story office building in Dallas containing approximately 1,027,000 square feet of space (Energy Plaza) from a bank leasing company, and expects to generate revenue by offering competitively priced business office space to interested parties. TU Properties has entered into a tenant agreement with TU Services on behalf of the System Companies that allows the System Companies to occupy certain office space in Energy Plaza at a market price.


                              CAPITAL EXPENDITURES

THE COMPANY AND TU ELECTRIC
---------------------------

     The Company has taken steps to aggressively manage its construction expenditures. Such construction expenditures for utility related activities, excluding allowance for funds used during construction, (see Note 15 to Consolidated Financial Statements included in Appendix A to this report) are presently estimated at $886 million, $799 million and $852 million for the Company and $449 million, $439 million and $441 million for TU Electric for each of the years 1998, 1999, and 2000, respectively. The System Companies are subject to federal, state and local regulations dealing with environmental protection. (See Item 1. Business - Environmental Matters.) Such expenditures for construction to meet the requirements of environmental regulations at existing generating units are estimated to be $27 million for 1998 (included in the 1998 construction estimates noted above) and were approximately $33 million in 1997, $14 million in 1996 and $64 million in 1995. Expenditures for nuclear fuel are presently estimated to be $104 million, $81 million and $92 million for the Company and TU Electric for each of the years 1998, 1999 and 2000, respectively.

     The re-evaluation of growth expectations, the effects of inflation, additional regulatory requirements and the availability of fuel, labor, materials and capital may result in changes in estimated construction costs and dates of completion. Commitments in connection with the construction program are generally revocable subject to reimbursement to manufacturers for expenditures incurred or other cancellation penalties. (See Item 1. Business -Electricity Peak Load and Capability.)

     The Company and TU Electric continue to seek potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and are likely to enhance the long-term return to its shareholders. In January 1998, the Company announced that it had approached The Energy Group PLC (TEG), a diversified international energy group, in connection with its possible interest in acquiring TEG. (See Item 1. Business - Texas Utilities Company and Subsidiaries - Mergers and Acquisitions.) The estimated purchase price for the TEG shares is approximately $7.3 billion. The Company estimates that the financing necessary to purchase all outstanding TEG shares and to pay all associated expenses will be approximately (Pounds)4.6 billion ($7.6 billion). The Company and TU Acquisitions and other intermediate U.K. holding companies have entered into credit facilities with banking institutions in the U.S. and the U.K., respectively, which will provide committed financing sufficient to purchase the outstanding TEG shares and pay related expenses. The U.S. credit facilities, which will aggregate $5.0 billion, will replace the Company's current Credit Facilities described in Note 3 to the Consolidated Financial Statements. The timing, amount and funding of any other new business investment opportunities are presently undetermined.

     For information regarding the financing of capital expenditures, see Management's Discussion and Analysis of Financial Condition and Results of Operation included in Appendix A to this report.

ITEM 3.  LEGAL PROCEEDINGS

THE COMPANY AND TU ELECTRIC
---------------------------

     The Company and its subsidiaries are party to lawsuits arising in the ordinary course of its business. The Company believes, based on its current knowledge and the advice of counsel, that all such lawsuits and resulting claims would not have a material adverse effect on its financial position, results of operation or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


THE COMPANY AND TU ELECTRIC
---------------------------

  None.

               ---------------------------------------------

                       EXECUTIVE OFFICERS OF THE COMPANY

                             POSITIONS AND OFFICES     DATE FIRST ELECTED TO
                                PRESENTLY HELD            PRESENT OFFICES
                             (CURRENT TERM EXPIRES     (CURRENT TERM EXPIRES            BUSINESS EXPERIENCE
NAME OF OFFICER       AGE         MAY 8, 1998)              MAY 8, 1998)               (PRECEDING FIVE YEARS)
---------------       ---  -----------------------     ----------------------  -----------------------------------------
Erle Nye               60  Chairman of the Board       May 23, 1997            Chairman of the Board and Chief Executive
                            Chief Executive                                             of and Director the Company,
                                                                                        TU Electric and ENSERCH
                                                                                        Corporation; prior thereto,
                                                                                        President and Chief
                                                                                        Executive of the Company and
                                                                                        Chairman of the Board and Chief
                                                                                        Executive of TU Electric.

David W. Biegler       51  President and Chief         August 5, 1997          President and Chief Operating Officer of
                            Operating Officer                                           the Company, TU Electric and
                                                                                        ENSERCH Corporation; prior
                                                                                        thereto, Chairman, President and
                                                                                        Chief Executive Officer of
                                                                                        ENSERCH Corporation.

H. Jarrell Gibbs       60  Vice Chairman of            August 5, 1997          Vice Chairman of the Board; prior thereto,
                            the Board                                                   President of TU Electric; prior
                                                                                        thereto, Vice President and
                                                                                        Principal Financial Officer of
                                                                                        the Company.

Michael J. McNally     43  Executive Vice President    May 23, 1997            Executive Vice President and Chief
                            and Chief Financial                                         Financial Officer; prior
                             Officer                                                    thereto, President,
                                                                                        Transmission Division of TU
                                                                                        Electric; prior thereto,
                                                                                        Executive Vice
                                                                                        President of TU Electric;
                                                                                        prior thereto, Principal of
                                                                                        Enron Development Corporation;
                                                                                        prior thereto, Managing Director
                                                                                        of Industrial Services (Enron
                                                                                        Capital and Trade Resources)
                                                                                        and President of Houston Pipe
                                                                                        Line Company and Enron Gas
                                                                                        Liquids, Inc.

There is no family relationship between any of the above-named Executive
Officers.

                                    PART II

ITEM 5.  MARKET FOR EACH REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

THE COMPANY
-----------

     The Company's common stock is listed on the New York, Chicago and Pacific stock exchanges (symbol: TXU).

     The price range of the common stock of the Company on the composite tape, as reported by The Wall Street Journal and the dividends paid for each of the calendar quarters of 1997 and 1996 were as follows:

                             Price Range               Dividends Paid
                ------------------------------------   --------------
Quarter Ended          1997               1996           1997   1996
-------------   -----------------  -----------------   ------  ------
                  High     Low        High      Low
                --------  -------  ---------  ------
March 31....... $42.0000  $33.7500  $42.8750  $38.8750  $0.525  $0.50
June 30........  37.0000   31.5000   42.7500   38.5000   0.525   0.50
September 30...  36.1875   33.5000   43.7500   39.3750   0.525   0.50
December 31....  41.8125   34.1875   42.1250   38.7500   0.525   0.50
                                                        ------  -----
                                                        $2.100  $2.00
                                                        ======  =====

     The Company or its predecessor TEI, have declared common stock dividends payable in cash in each year since TEI's incorporation in 1945. The Board of Directors of the Company, at its February 1998 meeting, declared a quarterly dividend of $0.55 a share, payable April 1, 1998 to shareholders of record on March 6, 1998. For information concerning the Company's dividend policy, see Management's Discussion and Analysis of Financial Condition and Results of Operation included in Appendix A to this report. Future dividends may vary depending upon the Company's profit levels and capital requirements as well as financial and other conditions existing at the time. Reference is made to Note 5 to Consolidated Financial Statements included in Appendix A to this report regarding limitations upon payment of dividends on common stock of TU Electric and SESCO.

     The number of record holders of the common stock of the Company as of March 13, 1998 was 88,868.

TU ELECTRIC
-----------

     All of TU Electric's common stock is owned by the Company. Reference is made to Note 5 to Consolidated Financial Statements included in Appendix A to this report regarding limitations upon payment of dividends on common stock of TU Electric.


ITEM 6.  SELECTED FINANCIAL DATA

THE COMPANY AND TU ELECTRIC
---------------------------

     The information required hereunder for the Company and TU Electric is set forth under Selected Financial Data included in Appendix A to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE COMPANY AND TU ELECTRIC
---------------------------

     The information required hereunder for the Company and TU Electric is set forth under Management's Discussion and Analysis of Financial Condition and Results of Operation included in Appendix A to this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

THE COMPANY AND TU ELECTRIC
---------------------------

     The information required hereunder for the Company and TU Electric is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operation included in Appendix A to this report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COMPANY AND TU ELECTRIC
---------------------------

     The information required hereunder for the Company and TU Electric is set forth under Statements of Responsibility, Independent Auditors' Reports, Statements of Consolidated Income, Statements of Consolidated Cash Flows, Consolidated Balance Sheets, Statements of Consolidated Common Stock Equity, and Notes to Consolidated Financial Statements included in Appendix A to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

THE COMPANY AND TU ELECTRIC
---------------------------

     None.

                                   PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF EACH REGISTRANT

     For financial reporting and other purposes, the Company is being treated herein as the successor to TEI. Unless otherwise specified, all references to the Company which relate to a period prior to August 5, 1997, shall be deemed to be references to TEI.

The Company
-----------

     Information with respect to this item is found under the heading Election of Directors in the definitive proxy statement filed by the Company with the Commission on March 19, 1998. Additional information with respect to Executive Officers of the Company is found at the end of Part I.

TU Electric
-----------

     Identification of Directors, business experience and other directorships:

                                 Other Positions and
                               Offices Presently Held        Date First Elected           Present Principal Occupation or
                                   With TU Electric            as Director                   Employment and Principal
                               (Current Term Expires       (Current Term Expires           Business (Preceding Five Years),
Name of Director     Age           May 8, 1998)                May 8, 1998)                     Other Directorships
----------------     ---       ---------------------       ---------------------           --------------------------------
T. L. Baker           52       President, Electric          February 20, 1987      President, Electric Service Division of TU
                                Service Division                                     Electric and President of Lone Star Gas
                                                                                     prior thereto, Executive Vice President of TU
                                                                                     Electric; prior thereto, Senior Vice President
                                                                                     of TU Electric.

David W. Biegler      51       President and Chief          August 29, 1997        President and Chief Operating Officer of the
                                Operating Officer                                    Company, TU Electric and ENSERCH; prior
                                                                                     thereto, Chairman, President and Chief
                                                                                     Executive Officer of ENSERCH; other
                                                                                     directorships: ENSERCH and Trinity Industries,
                                                                                     Inc.

Barbara B. Curry      43               None                 August 29, 1997        Executive Vice President of TU Services; prior
                                                                                     thereto, Vice President of TU Services and,
                                                                                     prior thereto, Assistant to the Chairman of the
                                                                                     Company; other directorship: ENSERCH.


M. S. Greene          52       President, Transmission      May 27, 1997           President, Transmission Division of TU Electric;
                                     Division                                        prior thereto, Executive Vice President of
                                                                                     Fuel Company and Mining Company.


                                 Other Positions and
                               Offices Presently Held        Date First Elected           Present Principal Occupation or
                                   With TU Electric            as Director                   Employment and Principal
                               (Current Term Expires       (Current Term Expires           Business (Preceding Five Years),
Name of Director     Age           May 8, 1998)                May 8, 1998)                     Other Directorships
----------------     ---       ---------------------       ---------------------           --------------------------------
Michael J. McNally    43               None                 February 16, 1996      Executive Vice President and Chief Financial
                                                                                     Officer of the Company; prior thereto,
                                                                                     President, Transmission Division of TU
                                                                                     Electric; prior thereto, Executive Vice
                                                                                     President of TU Electric; prior thereto,
                                                                                     Principal of Enron Development Corporation;
                                                                                     prior thereto, Managing Director of Industrial
                                                                                     Services (Enron Capital and Trade Resources)
                                                                                     and President of Houston Pipe Line Company and
                                                                                     Enron Gas Liquids, Inc.; other directorship:
                                                                                     ENSERCH.

Erle Nye              60       Chairman of the Board and    September 17, 1982     Chairman of the Board and Chief Executive of the
                                 Chief Executive                                     Company, TU Electric and ENSERCH; prior
                                                                                     thereto, President and Chief Executive of
                                                                                     the Company and Chairman of the Board and Chief
                                                                                     Executive of TU Electric; other directorships:
                                                                                     the Company and ENSERCH.

W. M. Taylor          55       President, Generation        May 20, 1986           President, Generation Division of TU Electric;
                                     Division                                        prior thereto, Executive Vice President of TU
                                                                                     Electric.

Directors of TU Electric receive no compensation in their capacity as Directors of TU Electric.

Identification of Executive Officers and business experience:

                                    Positions and
                               Offices Presently Held        Date First Elected
                                   With TU Electric            as Director
                               (Current Term Expires       (Current Term Expires                Business Experience
Name of Director     Age           May 8, 1998)                May 8, 1998)                    (Preceding Five Years)
----------------     ---       ---------------------       ---------------------               ----------------------
Erle Nye              60       Chairman of the Board         February 20, 1987     Chairman of the Board and Chief Executive of the
                                and Chief Executive                                  Company, TU Electric and ENSERCH; prior
                                                                                     thereto, President and Chief Executive of
                                                                                     the Company and Chairman of the Board and Chief
                                                                                     Executive of TU Electric.

David W. Biegler      51       President and Chief           January 1, 1998       President and Chief Operating Officer of the
                                 Operating Officer                                   Company, TU Electric and ENSERCH; prior
                                                                                     thereto, Chairman, President and Chief
                                                                                     Executive Officer of ENSERCH.

T. L. Baker           52       President, Electric           February 16, 1996     President, Electric Service Division of TU
                                 Service Division                                    Electric and President of Lone Star Gas
                                                                                     prior thereto, Executive Vice President of TU
                                                                                     Electric; prior thereto, Senior Vice President
                                                                                     of TU Electric.

M. S. Greene          52       President, Transmission       May 27, 1997          President, Transmission Division of TU Electric;
                                     Division                                        prior thereto, Executive Vice President of
                                                                                     Fuel Company and Mining Company.

W. M. Taylor          55       President, Generation         February 16, 1996     President, Generation Division of TU Electric;
                                     Division                                        prior thereto, Executive Vice President of TU
                                                                                     Electric.

There is no family relationship between any of the above- named Directors and Executive Officers.


           SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

All required reports relating to changes in beneficial ownership have been timely filed.

Item 11.   EXECUTIVE COMPENSATION

The Company
-----------

     Information with respect to this item is found under the heading Executive Compensation in the definitive proxy statement filed by the Company with the Commission on March 19, 1998.

TU Electric
-----------

     TU Electric and its affiliates have paid or awarded compensation during the last three calendar years to the following Executive Officers for services in all capacities:


                                       SUMMARY COMPENSATION TABLE

                                             Annual Compensation             Long-Term Compensation (5)
                                       -------------------------------   ----------------------------------
                                                                                Awards              Payouts
                                                                         -----------------------    -------
                                                               Other
                                                               Annual    Restricted    Securities
                                                               Compen-     Stock       Underlying     LTIP         All Other
         Name and                       Salary    Bonus        sation      Awards      Options/     Payouts      Compensation
    Principal Position           Year    ($)     ($)(4)         ($)         ($)        SARs (#)       ($)           ($)(6)
---------------------------      ----  -------   -------      --------   ----------   -----------   --------        -------
Erle Nye,                        1997  760,417   325,000         -          499,375        -          23,928         143,963
Chairman of the Board            1996  723,333   185,000         -          351,500        -               0         117,908
and Chief Executive of the       1995  679,167   140,000         -          266,000        -          25,602          87,810
Company and TU Electric (1)

H. Jarrell Gibbs,                1997  354,583   103,000         -          185,125        -           8,432          66,226
Vice Chairman of the Board       1996  321,250   113,000         -          189,500        -               0          53,203
of the Company (2)               1995  282,917    67,200         -          120,300        -           9,102          38,702

W. M. Taylor,                    1997  339,583    83,000         -          161,750        -           9,343          59,948
President, Generation            1996  312,500    83,500         -          156,625        -               0          49,530
Division - TU Electric           1995  282,917    64,700         -          117,800        -          10,809          38,278

Michael J. McNally,              1997  279,167   105,000         -          172,500        -               0         103,630
Executive Vice President         1996  229,166    75,000         -          131,250        -               0          97,949
and Chief Financial              1995  170,833         0         -                0        -               0               0
Officer of the Company (3)

T. L. Baker,                     1997  294,583    71,000         -          139,625        -          10,619          56,603
President, Electric              1996  275,833    60,500         -          123,500        -               0          46,319
Service Division - TU            1995  261,667    44,900         -           93,500        -          11,947          34,465
Electric

M. S. Greene,                    1997  233,750    53,000         -          107,000        -           6,609          40,668
President, Transmission          1996  220,833    45,000         -           95,625        -               0          34,750
Division - TU Electric           1995  206,667    25,800         -           64,500        -           6,599          28,619

---------------------------------

(1) Amounts reported in the table for Mr. Nye consist entirely of compensation paid by the Company.

(2) Mr. Gibbs served as President of TU Electric until December 31, 1997 and was also elected to his current position with the Company effective August 5, 1997; a portion of the 1997 compensation represents compensation paid by the Company.

(3) Mr. McNally served as President of the Transmission Division of TU Electric through May 23, 1997; compensation after that date represents compensation paid by the Company.

(4) Amounts reported as Bonus in the Summary Compensation Table are attributable to the named officer's participation in the Annual Incentive Plan (AIP). Elected corporate officers of the Company and its participating subsidiaries with a title of Vice President or above are eligible to participate in the AIP. Under the terms of the AIP, target incentive awards ranging from 35% to 50% of base salary, and a maximum award of 100% of base salary, are established. The percentage of the target or the maximum actually awarded, if any, is dependent upon the attainment of per share net income goals established in advance by the Organization and Compensation Committee (Committee) as well as the Committee's evaluation of the participant's and the Company's performance. One-half of each such award is paid in cash and is reflected as Bonus in the Summary Compensation Table. Payment of the remainder of the award is deferred under the Deferred and Incentive Compensation Plan (DICP) discussed hereinafter in footnote (5).

(5) Amounts reported as Long-Term Compensation are attributable to the named officer's participation in the DICP. Elected corporate officers of the Company and its participating subsidiaries with the title of Vice President or above are eligible to participate in the DICP. Participants in the DICP may defer a percentage of their base salary not to exceed a maximum percentage determined by the Committee for each Plan year and in any event not to exceed 15% of the participant's base salary. The Company makes a matching award (Matching Award) equal to 150% of the participant's deferred salary. In addition, one-half of any AIP award (Incentive Award) is deferred and invested under the DICP. The Matching Awards and Incentive Awards are subject to forfeiture under certain circumstances. Under the DICP, a trustee purchases Company common stock with an amount of cash equal to each participant's deferred salary, Matching Award and Incentive Award, and accounts are established for each participant containing performance units (Units) equal to such number of common shares. DICP investments, including reinvested dividends, are restricted to Company common stock. On the expiration of the applicable maturity period (three years for the Incentive Awards and five years for deferred salary and Matching Awards), the values of the participant's accounts are paid in cash based upon the then current value of the Units; provided, however, that in no event will a participant's account be deemed to have a cash value which is less than the sum of such participant's deferred salary together with a 6% per annum (compounded annually) interest equivalent thereon. The maturity period is waived if the participant dies or becomes totally and permanently disabled and may be extended under certain circumstances.

    Incentive Awards and Matching Awards that have been made under the DICP are included under Restricted Stock Awards in the Summary Compensation Table for each of the last three years. As a result of these awards, undistributed Incentive Awards and Matching Awards made under the DICP in prior years, and dividends reinvested thereon, the number and market value of such Units at December 31, 1997 (each of which is equal to one share of common stock) held in the DICP accounts for Messrs. Nye, Gibbs, Taylor, McNally, Baker and Greene were 39,725 ($1,648,588), 17,134 ($711,061), 15,597 ($647,276), 8,299
    ($344,409), 13,278 ($551,037) and 9,887 ($410,310), respectively.

    The Long-Term Incentive Compensation Plan (LTICP) is a comprehensive, stock-based incentive compensation plan providing for discretionary grants of common stock-based awards, including restricted stock. Outstanding awards to named executive officers vest over a three year period and such executive officers may earn from 0% to 200% of the number of shares awarded based on the Company's total return to shareholders over such three year period compared to the total return provided by the companies comprising the Standard & Poor's Electric Utility Index. Dividends are paid and reinvested on such restricted stock awards at the same rate as dividends on the Company's common stock. As a result of restricted stock awards under the LTICP, and dividends reinvested thereon, the number of shares of restricted stock and the value of such shares at December 31, 1997 held for Messrs. Nye, Gibbs, Taylor, McNally, Baker and Greene were 22,666 ($940,639), 5,151 ($213,767), 4,121 ($171,022), 11,333 ($470,320), 5,151 ($213,767), and -0-
    ($-0-), respectively.

    Salary deferred under the DICP is included in amounts reported as Salary in the Summary Compensation Table. Amounts shown in the table below represent the number of shares purchased under the DICP with such deferred salaries for 1997 and the number of shares awarded under the LTICP:

                               Long-Term Incentive Plans - Awards in Last Fiscal Year

                               Deferred and Incentive
                                 Compensation Plan                          Long-Term Incentive Compensation Plan
                           -----------------------------        ------------------------------------------------------------

                            Number of        Performance        Number of      Performance
                            Shares,           or Other           Shares,         or Other
                            Units or        Period Until         Units or      Period Until     Estimated Future Payouts
                             Other           Maturation           Other        Maturation or   -----------------------------
        Name                Rights (#)        or Payout          Rights (#)       Payout       Minimum (#)       Maximum (#)
        ----                ----------      ------------        -----------   --------------   -----------       -----------
Erle Nye                      3,305            5 Years             22,000        3 Years           0              44,000

H. Jarrell Gibbs              1,556            5 Years              5,000        3 Years           0              10,000

W. M. Taylor                  1,492            5 Years              4,000        3 Years           0               8,000

Michael J. McNally            1,279            5 Years             11,000        3 Years           0              22,000

T. L. Baker                   1,300            5 Years              5,000        3 Years           0              10,000

M. S. Greene                  1,023            5 years                  0           -              0                   0

    Amounts reported as LTIP Payouts in the Summary Compensation Table represent payouts maturing during such years of earnings on salary deferred under the DICP in prior years.

(6) Amounts reported as All Other Compensation are attributable to the named officer's participation in certain plans and as otherwise described hereinafter in this footnote.

    Under the Employees' Thrift Plan of the Texas Utilities Company System (Thrift Plan) all employees with at least six months of eligible service with the Company or any of its participating subsidiaries may invest up to 16% of their regular salary or wages in common stock of the Company, or in a variety of selected mutual funds. Under the Thrift Plan, the Company matches a portion of an employee's savings in an amount equal to 40%, 50% or 60% (depending on the employee's length of service) of the first 6% of such employee's savings. All matching amounts are invested in common stock of the Company. The amounts reported under All Other Compensation in the Summary Compensation Table include these matching amounts which, for Messrs. Nye, Gibbs, Taylor, McNally, Baker and Greene amounted to $5,760, $4,800, $5,760, $3,840, $5,760 and $5,760, respectively, during 1997.

    The Company has a Salary Deferral Program (Program) under which each employee of the Company and its participating subsidiaries whose annual salary is equal to or greater than an amount established under the Program ($94,760 for the Program Year beginning April 1997) may elect to defer a percentage of annual salary for a period of seven years, a period ending with the retirement of such employee, or for a combination thereof. Such deferrals may not exceed in the aggregate 10% of the employee's annual salary. Salary deferred under the Program is included in amounts reported under Salary in the Summary Compensation Table. The Company makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of the salary deferred under the Program. The trustee for the Program distributes, at the end of the applicable maturity period, cash equal to the greater of the actual earnings of Program assets, or the average yield during the applicable maturity period of U. S. Treasury Notes with a maturity of ten years. The distribution of the amounts due under the Program is in a lump sum if the maturity period is seven years or, if the retirement option is elected, in twenty annual installments. The Company is financing the retirement portion of the Program through the purchase of corporate-owned life insurance on the lives of the participants. The proceeds from such insurance are expected to allow the Company to fully recover the cost of the retirement option. During 1997, matching awards, which are included under All Other Compensation in the Summary Compensation Table, were made for Messrs. Nye, Gibbs, Taylor, McNally, Baker and Greene in the amounts of $76,042, $35,458, $33,958, $27,917, $29,458 and $23,375, respectively.

    Under the Split-Dollar Life Insurance Program of the Texas Utilities Company System (Insurance Program), split-dollar life insurance policies are purchased for elected corporate officers of the Company and its participating subsidiaries with a title of Vice President or above, with a death benefit equal to four times their annual Insurance Program compensation. New participants vest in the policies issued under the Insurance Program over a six year period. The Company pays the premiums for these policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments. Although the Insurance Program is terminable at any time, it is designed so that if it is continued, the Company will fully recover all of the insurance premium payments it has made either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of fifteen years of participation or the participant's attainment of age sixty-five. During 1997, the economic benefit derived by Messrs. Nye, Gibbs, Taylor, McNally, Baker and Greene from the term insurance coverage provided and the interest foregone on the remainder of the insurance premiums paid by the Company amounted to $62,161, $25,968, $20,230, $5,582, $21,385 and $11,533, respectively.

    The amount of $66,291 included in the All Other Compensation column of the Summary Compensation Table for Mr. McNally for 1997 represents additional compensation that the Company agreed to pay Mr. McNally incident to his employment with the Company in lieu of payments he would have received from a prior employer.

                              PENSION PLAN TABLE

                                          Years of Service
                ---------------------------------------------------------------
 Remuneration         20           25           30           35           40
 ------------         --           --           --           --           --

  $  50,000       $ 14,688     $ 18,360     $ 22,032     $ 25,704     $ 29,376
    100,000         29,688       37,110       44,532       51,954       59,376
    200,000         59,688       74,610       89,532      104,454      119,376
    400,000        119,688      149,610      179,532      209,454      239,376
    800,000        239,688      299,610      359,532      419,454      479,376
  1,000,000        299,688      374,610      449,532      524,454      599,376
  1,400,000        419,688      524,610      629,532      734,454      839,376


    The Company and its subsidiaries maintain retirement plans (Plans) which are qualified under applicable provisions of the Internal Revenue Code of 1986, as amended (Code). Annual retirement benefits are computed as follows: for each year of accredited service up to a total of 40 years of service, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800 of the participant's average annual earnings during his or her three years of highest earnings. Amounts reported under Salary for the named officers in the Summary Compensation Table approximate earnings as defined by the Plans and the Supplemental Retirement Plan (Supplemental Plan). Benefits paid under the Plans are not subject to any reduction for Social Security payments but are limited by provisions of the Code. The Supplemental Plan provides for the payment of retirement benefits which would otherwise be limited by the Code or by the definition of earnings in the Plans. Under the Supplemental Plan, retirement benefits are calculated in accordance with the same formula used under the Plans, except that earnings also include AIP awards (50% of the AIP award is reported under Bonus for the named officers in the Summary Compensation Table). As of February 28, 1998, years of accredited service under the plans for Messrs. Nye, Gibbs, Taylor, McNally, Baker and Greene were 35, 35, 30, 1, 27 and 27, respectively. The table illustrates the total annual benefit payable at retirement under the Plans and Supplemental Plan prior to any reduction for a contingent beneficiary option which may be selected by the participant.

    The following report and performance graph are presented herein for information purposes only. This information is not required to be included herein and shall not be deemed to form a part of this report or be "filed" with the Securities and Exchange Commission. The report set forth hereinafter is the report of the Organization and Compensation Committee of the Board of Directors of the Company and is illustrative of the methodology utilized in establishing the compensation of executive officers of the Company and TU Electric.

                ORGANIZATION AND COMPENSATION COMMITTEE REPORT
                           ON EXECUTIVE COMPENSATION

    The Organization and Compensation Committee of the Board of Directors (Committee) is responsible for reviewing and establishing the compensation of the executive officers of the Company. The Committee consists of all of the nonemployee directors of the Company and is chaired by James A. Middleton. The Committee has directed the preparation of this report and has approved its contents and submission to the shareholders.

    As a matter of policy, the Committee believes that levels of executive compensation should be based upon an evaluation of the performance of the Company and its officers generally, as well as in comparison to persons with comparable responsibilities in similar business enterprises. Compensation plans should align executive compensation with returns to shareholders with due consideration accorded to balancing both long-term and short-term objectives. The overall compensation program should provide for an appropriate and competitive balance between base salaries and performance-based annual and long-term incentives. The Committee has determined that, as a matter of policy to be implemented over time, the base salaries of the officers will be established at the median, or 50th percentile, of the top ten electric utilities in the United States and that opportunities for total direct compensation (defined as the sum of base salaries, annual incentives and long-term incentives) to reach the 75th percentile, or above, of such utilities will be provided through performance-based compensation plans. Such compensation principles and practices have allowed, and should continue to allow, the Company to attract, retain and motivate its key executives.

    In furtherance of these policies, a nationally recognized compensation consultant has been retained since 1994 to assist the Committee in its periodic reviews of compensation and benefits provided to officers. The consultant's evaluations include comparisons to the largest utilities as well as to general industry with respect both to the level and composition of officers' compensation. The consultant's recommendations including the Annual Incentive Plan, the Long-Term Incentive Compensation Plan and certain benefit changes have generally been implemented. The Annual Incentive Plan, which was approved by the shareholders in 1995, is generally referred to as the AIP and is described in this report as well as in footnote 4 to the Summary Compensation Table. The Long-Term Incentive Compensation Plan, referred to as the Long-Term Plan or LTICP, was approved by the shareholders in 1997 and is described in this report as well as in footnote 5 to the Summary Compensation Table.

    In recent years, the compensation of the officers of the Company has consisted principally of base salaries, the opportunity to participate in the Deferred and Incentive Compensation Plan (referred to as the DICP and described in footnote 5 to the Summary Compensation Table) and the opportunity to earn an incentive award under the AIP. Benefits provided under the DICP and the AIP have represented a substantial portion of officers' compensation, and the value of future payments under the DICP, as well as the value of the deferred portion of any award under the AIP, is directly related to the future performance of the Company's common stock. It is anticipated that performance-based incentive awards under the AIP and the Long-Term Plan, will, in future years, constitute an increasing percentage of the officers' total compensation.

    The AIP is administered by the Committee and provides an objective framework within which annual Company and individual performance can be evaluated by the Committee. Depending on the results of such performance evaluations, and the attainment of the per share net income goals established in advance, the Committee may provide annual incentive compensation awards to eligible officers. The evaluation of each individual participant's performance is based upon the attainment of individual and business unit objectives. The Company's performance is evaluated, compared to the ten largest electric utilities and/or the electric utility industry, based upon its total return to shareholders and return on invested capital, as well as other measures relating to competitiveness, service quality and employee safety. The combination of individual and Company performance results, together with the Committee's evaluation of the competitive level of compensation which is appropriate for such results, determines the amount, if any, actually awarded.

    The Long-Term Plan, which is also administered by the Committee, is a comprehensive stock-based incentive compensation plan under which all awards are made in, or based on the value of, the Company's common stock. The Long-Term Plan provides that, in the discretion of the Committee, awards may be in the form of stock options, stock appreciation rights, performance and/or restricted stock or stock units or in any other stock-based form. The purpose of the Long-Term Plan is to provide performance-related incentives linked to long-term performance goals. Such performance goals may be based on individual performance and/or may include criteria such as absolute or relative levels of total shareholder return, revenues, sales, net income or net worth of the Company, any of its subsidiaries, business units or other areas, all as the Committee may determine. Awards under the Long-Term Plan are expected to constitute the principal long-term component of officers' compensation. At its meeting in May 1997, the Committee provided awards of performance-based restricted stock to certain officers, including the Chief Executive. The future value of those awards will be determined by the Company's total return to shareholders over a three year period compared to the total return for that period of the companies comprising the Standard & Poor's Electric Utility Index. Depending upon the Company's relative return for such period, the officers may earn from 0% to 200% of the original award and their compensation is, thereby, directly related to shareholder value. These awards, and any awards that may be made in the future, are based upon the Committee's evaluation of the appropriate level of long-term compensation consistent with its policy relating to total direct compensation.

    In establishing levels of executive compensation at its May 1997 meeting, the Committee reviewed various performance and compensation data, including the performance measures under the AIP and the report of its compensation consultant. Information was also gathered from industry sources and other published and private materials which provided a basis for comparing the largest electric and gas utilities and other survey groups representing a large variety of business organizations. Included in the data considered was that the Company's total return to shareholders in 1996 was 4.4%, which was the third highest total return amongst the ten largest utilities. The comparative returns provided by the largest electric and gas utilities are represented by the returns of the Standard & Poor's Electric Utility Index and are reflected in the graph herein. The graph also reflects the returns provided by the Moody's 24 Utilities, and that disclosure will be discontinued after this year in light of the greater comparability of the Company to the companies comprising such S&P index. In 1996, TU Electric, the Company's principal subsidiary, was the largest electric utility in the United States as measured by megawatt hour sales and, compared to other electric utilities in the United States, was fifth in electric revenues, sixth in total assets, fourth in net generating capability, eighth in number of customers and twelfth in number of employees. Compensation amounts were established by the Committee based upon its consideration of the above comparative data and its subjective evaluation of Company and individual performance at levels consistent with the Committee's policy relating to total direct compensation.

    In May 1997 the Committee increased Mr. Nye's base salary as Chief Executive to an annual rate of $775,000 representing a $35,000 or 4.7% increase over the amount established for Mr. Nye in May 1996. Based upon the Committee's evaluation of individual and Company performance, as called for by the AIP, the Committee also provided Mr. Nye with an AIP award of $650,000 compared to the prior year's award of $370,000. The Committee also awarded 22,000 shares of performance-based restricted stock to Mr. Nye. Under the terms of the award, Mr. Nye can earn from 0% to 200% of the award depending on the Company's total return to shareholders over a three-year period (April 1, 1997 through March 31, 2000) compared to the total return provided by the companies comprising the Standard & Poor's Electric Utility Index. This level of compensation was established based upon the Committee's subjective evaluation of the information described in this report.

    In discharging its responsibilities with respect to establishing executive compensation, the Committee normally considers such matters at its May meeting held in conjunction with the Annual Meeting of Shareholders. Although Company management may be present during Committee discussions of officers' compensation, Committee decisions with respect to the compensation of the Chairman of the Board and Chief Executive and the President are reached in private session without the presence of any member of Company management.

    Section 162(m) of the Code limits the deductibility of compensation which a publicly traded corporation provides to its most highly compensated officers. As a general policy, the Company does not intend to provide compensation which is not deductible for federal income tax purposes. Awards under the AIP in 1996 and subsequent years as well as awards under the Long-Term Plan are expected to be fully deductible, and the DICP and the Salary Deferral Program have been amended to require the deferral of distributions of amounts earned in 1995 and subsequent years until the time when such amounts would be deductible. Awards provided under the AIP in 1995 and distributions under the DICP and the Salary Deferral Program which were earned in plan years prior to 1995, may not be fully deductible but such amounts are not expected to be material.

    Shareholder comments to the Committee are welcomed and should be addressed to the Secretary of the Company at the Company's offices.

                    Organization and Compensation Committee

          James A. Middleton, Chair           Margaret N. Maxey
          Bayard H. Friedman                  J. E. Oesterreicher
          William M. Griffin                  Charles R. Perry
          Kerney Laday                        Herbert H. Richardson

                               PERFORMANCE GRAPH


  The following graph compares the performance of the Company's common stock to the S&P 500 Index, the Moody's 24 Utilities and the S&P Electric Utility Index for the last five years. The graph assumes the investment of $100 at December 31, 1992 and that all dividends were reinvested. The amount of the investment at the end of each year is shown in the graph and in the table which follows.


                           [LINE GRAPH APPEARS HERE]

                           Cumulative Total Returns
                       for the Five Years Ended 12/31/97


                                     1992   1993   1994   1995   1996   1997
----------------------------------------------------------------------------
Texas Utilities                       100    109     88    123    128    138
----------------------------------------------------------------------------
S&P 500 Index                         100    110    111    153    188    251
----------------------------------------------------------------------------
Moody's 24 Utilities                  100    110     94    123    125    152
----------------------------------------------------------------------------
S&P Electric Utility Index            100    113     98    128    128    162
----------------------------------------------------------------------------

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company
-----------

  Information with respect to this item is found under the headings Beneficial Ownership of Common Stock of the Company in the definitive proxy statement filed by the Company with the Commission on March 19, 1998. Additional information with respect to Executive Officers of the Company is found at the end of Part I.

TU Electric
-----------

  Security ownership of certain beneficial owners at February 28, 1998:

                                                   Amount and
                             Name and Address        Nature
                               of Beneficial     of Beneficial     Percent of
  Title of Class                   Owner           Ownership          Class
  --------------             -----------------  ----------------  -------------
  Common stock,                Texas Energy       142,931,000         100.0%
without par value,           Industries, Inc.        shares
  of TU Electric               Energy Plaza,    sole voting and
                             1601 Bryan Street  investment power
                               Dallas, Texas
                                   75201

  Security ownership of management at February 28, 1998:

  The following lists the common stock of the Company owned by the Directors and Executive Officers of TU Electric. The named individuals have sole voting and investment power for the shares of common stock reported. Ownership of such common stock by the Directors and Executive Officers, individually and as a group, constituted less than 1% of the outstanding shares at February 28, 1998. None of the named individuals own any of the preferred stock of TU Electric or the preferred securities of any subsidiaries of TU Electric.

                                              Number of Shares
                                    -----------------------------------
                                    Beneficially    Deferred
   Name                                Owned         Plan *       Total
   -----                            ------------    --------     -------
T. L. Baker                                8,575      18,752      27,327
David W. Biegler                          15,272           0      15,272
Barbara B. Curry                           2,444       3,612       6,056
H. Jarrell Gibbs                          14,323      23,494      37,817
M. S. Greene                                 745      14,130      14,875
Michael J. McNally                        20,551      10,688      31,239
Erle Nye                                  49,466      54,462     103,928
W. M. Taylor                              14,847      21,850      36,697
All Directors and Executive              -------     -------     -------
     Officers as a group (8)
                                         126,223     146,988     273,211
                                         =======     =======     =======

-----------

  * Share units held in deferred compensation accounts under the Deferred and Incentive Compensation Plan. Although this plan allows such units to be paid only in the form of cash, investments in such units create essentially the same investment stake in the performance of the Company's common stock as do investments in actual shares of common stock.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company
-----------

  Information with respect to this item is found under the heading Beneficial Ownership of Common Stock of the Company in the definitive proxy statement filed by the Company with the Commission on March 19, 1998. Additional information with respect to Executive Officers of the Company is found at the end of Part I.

TU Electric
-----------

  None.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                                                             Page
                                                                                                             ----
(a)     Documents filed as part of this Report:

The Company and TU Electric
---------------------------

        Financial Statements (included in Appendix A to this report):

         The Company and TU Electric:
              Selected Financial Data - Consolidated Financial and Operating Statistics..............        A-2
              Management's Discussion and Analysis of Financial Condition
                  and Results of Operation...........................................................        A-7
              Statements of Responsibility...........................................................        A-19
              Independent Auditors' Reports..........................................................        A-21

         The Company:
              Statements of Consolidated Income for each of the three years in the
                  period ended December 31, 1997.....................................................        A-23
              Statements of Consolidated Cash Flows for each of the three years in
                  the period ended December 31, 1997.................................................        A-24
              Consolidated Balance Sheets, December 31, 1997 and 1996................................        A-25
              Statements of Consolidated Common Stock Equity for each of the three years in
                  the period ended December 31, 1997.................................................        A-27


         TU Electric:
              Statements of Consolidated Income and Retained Earnings for each of the three years
                  in the period ended December 31, 1997..............................................        A-28
              Statements of Consolidated Cash Flows for each of the three years in
                  the period ended December 31, 1997.................................................        A-29
              Consolidated Balance Sheets, December 31, 1997 and 1996................................        A-30


         The Company and TU Electric:
              Notes to Consolidated Financial Statements.............................................        A-32

         The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

Other financial information included :


                                                                                                            Page
                                                                                                            ----
        Financial Statements (included in Appendix B to this report):

        ENSERCH Corporation:
              Selected Financial Data................................................................       B-2
              Management's Discussion and Analysis of Financial Condition and
                      Results of Operation...........................................................       B-3
              Independent Auditors' Report...........................................................       B-9
              Statements of Consolidated Income for each of the three years in the
                  period ended December 31, 1997.....................................................       B-10
              Statements of Consolidated Cash Flows for each of the three years in
                  the period ended December 31, 1997.................................................       B-11
              Consolidated Balance Sheets, December 31, 1997 and 1996................................       B-12
              Statements of Consolidated Common Stock Equity for each of the three years in
                  the period ended December 31, 1997.................................................       B-13
              Notes to Consolidated Financial Statements.............................................       B-14

(b)    Reports on Form 8-K:

       Reports on Form 8-K filed since September 30, 1997, are as follows:

The Company
-----------

       Date of Report     Item Reported
       --------------     -------------

       November 21, 1997  Item 5. OTHER EVENTS

       December 17, 1997  Item 5. OTHER EVENTS

       February 26, 1998  Item 5. OTHER EVENTS

       March 13, 1998     Item 5. OTHER EVENTS

TU Electric
-----------

       Date of Report     Item Reported
       --------------     -------------

       December 17, 1997  Item 5. OTHER EVENTS





(c)    Exhibits:

The Company and TU Electric
---------------------------


                  Previously Filed*
             ---------------------------
              With
              File                As
Exhibits     Number              Exhibit                  Number                Dated
--------     ------              -------                  ------                -----
2(a)         333-12391            2(a)      -    Amended and Restated Agreement and Plan of Merger, dated as of
                                                 April 13, 1996, among the Company, ENSERCH Corporation and TUC
                                                 Holding Company.
3(a)         333-12391            4(a)      -    Restated Articles of Incorporation of the Company.
3(b)         333-45657            4(b)      -    Bylaws, as amended, of the Company.
3(c)         0-11442              4(a)      -    Restated Articles of Incorporation of TU Electric.
             Form 10-Q
             (Quarter ended
              June 30, 1997)
3(d)         33-64694             4(c)      -    Bylaws of TU Electric, as amended.
4(a)         2-90185              4(a)      -    Mortgage and Deed of Trust, dated as of December 1, 1983,
                                                 between TU Electric and Irving Trust Company (now The Bank of
                                                 New York), Trustee.
4(a)(1)                                     -    Supplemental Indentures to Mortgage and Deed of Trust:
             2-90185              4(b)      First                               April 1, 1984
             2-92738              4(a)-1    Second                              September 1, 1984
             2-97185              4(a)-1    Third                               April 1, 1985
             2-99940              4(a)-1    Fourth                              August 1, 1985
             2-99940              4(a)-2    Fifth                               September 1, 1985
             33-01774             4(a)-2    Sixth                               December 1, 1985
             33-9583              4(a)-1    Seventh                             March 1, 1986
             33-9583              4(a)-2    Eighth                              May 1, 1986


                  Previously Filed*
             ---------------------------
             With
             File                As
Exhibits     Number              Exhibit                  Number                Dated
--------     ------              -------                  ------                -----
             33-11376             4(a)-1    Ninth                               October 1, 1986
             33-11376             4(a)-2    Tenth                               December 1, 1986
             33-11376             4(a)-3    Eleventh                            December 1, 1986
             33-14584             4(a)-1    Twelfth                             February 1, 1987
             33-14584             4(a)-2    Thirteenth                          March 1, 1987
             33-14584             4(a)-3    Fourteenth                          April 1, 1987
             33-24089             4(a)-1    Fifteenth                           July 1, 1987
             33-24089             4(a)-2    Sixteenth                           September 1, 1987
             33-24089             4(a)-3    Seventeenth                         October 1, 1987
             33-24089             4(a)-4    Eighteenth                          March 1, 1988
             33-24089             4(a)-5    Nineteenth                          May 1, 1988
             33-30141             4(a)-1    Twentieth                           September 1, 1988
             33-30141             4(a)-2    Twenty-first                        November 1, 1988
             33-30141             4(a)-3    Twenty-second                       January 1, 1989
             33-35614             4(a)-1    Twenty-third                        August 1, 1989
             33-35614             4(a)-2    Twenty-fourth                       November 1, 1989
             33-35614             4(a)-3    Twenty-fifth                        December 1, 1989
             33-35614             4(a)-4    Twenty-six                          February 1, 1990
             33-39493             4(a)-1    Twenty-seventh                      September 1, 1990
             33-39493             4(a)-2    Twenty-eighth                       October 1, 1990
             33-39493             4(a)-3    Twenty-ninth                        October 1, 1990
             33-39493             4(a)-4    Thirtieth                           March 1, 1991
             33-45104             4(a)-1    Thirty-first                        May 1, 1991
             33-45104             4(a)-2    Thirty-second                       July 1, 1991
             33-46293             4(a)-1    Thirty-third                        February 1, 1992
             33-49710             4(a)-1    Thirty-fourth                       April 1, 1992
             33-49710             4(a)-2    Thirty-fifth                        April 1, 1992
             33-49710             4(a)-3    Thirty-sixth                        June 1, 1992
             33-49710             4(a)-4    Thirty-seventh                      June 1, 1992
             33-57576             4(a)-1    Thirty-eighth                       August 1, 1992
             33-57576             4(a)-2    Thirty-ninth                        October 1, 1992
             33-57576             4(a)-3    Fortieth                            November 1, 1992
             33-57576             4(a)-4    Forty-first                         December 1, 1992
             33-60528             4(a)-1    Forty-second                        March 1, 1993
             33-64692             4(a)-1    Forty-third                         April 1, 1993
             33-64692             4(a)-2    Forty-fourth                        April 1, 1993
             33-64692             4(a)-3    Forty-fifth                         May 1, 1993
             33-68100             4(a)-1    Forty-sixth                         July 1, 1993
             33-68100             4(a)-3    Forty-seventh                       October 1, 1993
             33-68100             4(a)-4    Forty-eighth                        November 1, 1993
             33-68100             4(a)-5    Forty-ninth                         May 1, 1994
             33-68100             4(a)-6    Fiftieth                            May 1, 1994
             33-68100             4(a)-7    Fifty-first                         August 1, 1994
             0-11442              99        Fifty-second                        April 1, 1995
             Form 10-Q
             (Quarter ended
             March 31, 1995)
             0-11442              99        Fifty-third                         June 1, 1995
             Form 10-Q
             (Quarter ended
             June 30, 1995)
             0-11442              4         Fifty-fourth                        October 1, 1995
             Form 8-K (Dated



                  Previously Filed*
             ---------------------------
              With
              File                As
Exhibits     Number              Exhibit                  Number                Dated
--------     ------              -------                  ------                -----
             (September 26, 1995)
             0-11442              4(a)      Fifty-fifth                         March 1, 1996
             Form 10-Q
             (Quarter ended
             March 31, 1996)

             0-11442              4(a)      Fifty-sixth                         September 1, 1996
             Form 10-Q
             (Quarter ended
             September 30, 1996)

             33-83976             4(g)      Fifty-seventh                       February 1, 1997

             0-11442              4(b)      Fifty-eighth                        July 1, 1997
             Form 10-Q
             (Quarter ended
             June 30, 1997)
4(b)(1)                                     -    Agreement to furnish certain debt instruments (the Company).


4(b)(2)                                     -    Agreement to furnish certain debt instruments (TU Electric).

4(c)         33-68104             4(b)-17   -    Deposit Agreement between TU Electric and Chemical Bank, dated as of August 4, 1993.
4(d)         0-11442              4(e)      -    Deposit Agreement between TU Electric and Chemical Bank, dated
             Form 10-K                           as of October 14, 1993.
             (1993)
4(e)         0-11442              4(f)      -    Indenture (For Unsecured Subordinated Debt Securities relating to
             Form 10-K                           Trust Securities), dated as of December 1, 1995, between TU
             (1995)                              Electric and The Bank of New York, as Trustee.
4(f)         0-11442              4(g)      -    Amended and Restated Trust Agreement, dated as of December 12,
             Form 10-K                           1995, between TU Electric, as Depositor, and The Bank of New
             (1995)                              York, The Bank of New York (Delaware) and the Administrative
                                                 Trustees thereunder, as Trustees for TU Electric Capital I.
4(g)         0-11442              4(h)      -    Guarantee Agreement with respect to TU Electric Capital I, dated
             Form 10-K                           as of December 12, 1995, between TU Electric, as Guarantor, and
             (1995)                              The Bank of New York, as Trustee.
4(h)         0-11442              4(i)      -    Agreement as to Expenses and Liabilities, dated as of December
             Form 10-K                           12, 1995, between TU Electric and TU Electric Capital I.
             (1995)
4(i)         0-11442              4(j)      -    Officer's Certificate, dated as of December 12, 1995, establishing
             Form 10-K                           the terms of the Junior Subordinated Debentures issued in
             (1996)                              connection with the preferred securities of TU Electric Capital I.
4(j)         0-11442              4(j)      -    Amended and Restated Trust Agreement, dated as of December 12,
             Form 10-K                           1995, between TU Electric, as Depositor, and The Bank of New
             (1995)                              York, The Bank of New York (Delaware) and the Administrative
                                                 Trustees thereunder, as Trustees for TU Electric Capital II.
4(k)         0-11442              4(k)      -    Guarantee Agreement with respect to TU Electric Capital II, dated
             Form 10-K                           as of December 12, 1995, between TU Electric, as Guarantor, and
             (1995)                              The Bank of New York, as Trustee.
4(l)         0-11442              4(l)      -    Agreement as to Expenses and Liabilities, dated as of December
             Form 10-K                           12, 1995, between TU Electric and TU Electric Capital II.
             (1995)



                  Previously Filed*
             ---------------------------
             With
             File                As
Exhibits     Number              Exhibit                  Number                Dated
--------     ------              -------                  ------                -----
4(m)         0-11442              4(n)      -    Officer's Certificate, dated as of December 12, 1995, establishing
             Form 10-K                           the terms of the Junior Subordinated Debentures issued in
             (1996)                              connection with the preferred securities of TU Electric Capital II.
4(n)         0-11442              4(m)      -    Amended and Restated Trust Agreement, dated as of December 13,
             Form 10-K                           1995, between TU Electric, as Depositor, and The Bank of New
             (1995)                              York, The Bank of New York (Delaware), and the Administrative
                                                 Trustees thereunder, as Trustees for TU Electric Capital III.
4(o)         0-11442              4(n)      -    Guarantee Agreement with respect to TU Electric Capital III, dated
             Form 10-K                           as of December 13, 1995, between TU Electric, as Guarantor, and
             (1995)                              The Bank of New York, as Trustee.

4(p)         0-11442              4(o)      -    Agreement as to Expenses and Liabilities, dated as of December
             Form 10-K                           13, 1995, between TU Electric and TU Electric Capital III.
             (1995)
4(q)         0-11442              4(r)      -    Officer's Certificate, dated as of December 13, 1995, establishing
             Form 10-K                           the terms of the Junior Subordinated Debentures issued in
             (1996)                              connection with the preferred securities of TU Electric Capital III.
4(r)         0-11442              4(s)      -    Amended and Restated Trust Agreement, dated as of January 30,
             Form 10-K                           1997, between TU Electric, as Depositor, and The Bank of New
             (1996)                              York (Delaware), and the Administrative Trustee thereunder, as Trustees for TU
                                                 Electric Capital IV.
4(s)         0-11442              4(t)      -    Guarantee Agreement with respect to TU Electric Capital IV, dated
             Form 10-K                           as of January 30, 1997, between TU Electric, as Guarantor, and The
             (1996)                              Bank of New York, as Trustee.
4(t)         0-11442              4(u)      -    Agreement as to Expenses and Liabilities, dated as of January 30,
             Form 10-K                           1997, between TU Electric and TU Electric Capital IV.
             (1996)
4(u)         0-11442              4(v)      -    Officer's Certificate, dated as of January 30, 1997, establishing the
             Form 10-K                           terms of the Junior Subordinated Debentures issued in connection
             (1996)                              with the preferred securities of TU Electric Capital IV.
4(v)         0-11442              4(w)      -    Amended and Restated Trust Agreement, dated as of January 30,
             Form 10-K                           1997, between TU Electric, as Depositor, and The Bank of New
             (1996)                              York (Delaware), and the Administrative Trustee thereunder, as Trustees for TU
                                                 Electric Capital V.
4(w)         0-11442              4(x)      -    Guarantee Agreement with respect to TU Electric Capital V, dated
             Form 10-K                           as of January 30, 1997, between TU Electric, as Guarantor, and The
             (1996)                              Bank of New York, as Trustee.
4(x)         0-11442              4(y)      -    Agreement as to Expenses and Liabilities, dated as of January 30,
             Form 10-K                           1997, between TU Electric and TU Electric Capital V.
             (1996)
4(y)         0-11442              4(z)      -    Officer's Certificate, dated as of January 30, 1997, establishing the
             Form 10-K                           terms of the Junior Subordinated Debentures issued in connection
             (1996)                              with the preferred securities of TU Electric Capital V.
4(z)         333-45999            4(a)      -    Indenture, dated October 1, 1997, relating to the Company's
                                                 6.20% Series A Senior Notes and 6.20% Series A Exchange Notes
                                                 (together, Series A Notes).
4(aa)        333-45999            4(c)      -    Registration Rights Agreement with respect to Series A Notes.
4(bb)        333-45999            4(e)      -    Officers' Certificate establishing Series A Notes.
4(cc)        333-45999            4(b)      -    Indenture, dated October 1, 1997, relating to the Company's
                                                 6.375% Series B Senior Notes and 6.375% Series B Exchange
                                                 Notes (together, Series B Notes).



                  Previously Filed*
             ---------------------------
             With
             File                As
Exhibits     Number              Exhibit                  Number                Dated
--------     ------              -------                  ------                -----
4(dd)        333-45999            4(d)      -    Registration Rights Agreement with respect to Series B Notes.
4(ee)        333-45999            4(f)      -    Officer's Certificate establishing Series B Notes.
4(ff)                                       -    Indenture, dated January 1, 1998, relating to the Company's
                                                 6.375% Series C Senior Notes and 6.375% Series C Exchange
                                                 Notes (together, Series C Notes).
4(gg)                                       -    Registration Rights Agreement with respect to Series C Notes.
4(hh)                                       -    Officers' Certificate establishing Series C Notes.
4(ii)        0-11442                        -    Indenture (For Unsecured Debt Securities), dated as of August 1,
             Form 10-Q                           1997, between TU Electric and The Bank of New York.
             (Quarter ended
             Sept. 30, 1997)
4(jj)        0-11442                        -    Officer's Certificate establishing the TU Electric 7.17% Debentures
             Form 10-Q                           due August 1, 2007.
             (Quarter ended
             Sept. 30, 1997)
4(kk)                                       -    Indenture (For Unsecured Debt Securities), dated as of January 1, 1998, between
                                                 ENSERCH Corporation and The Bank of New York.
4(ll)                                       -    Officer's Certificate establishing the ENSERCH 6 1/4% Series A
                                                 Notes due January 1, 2003.
4(mm)                                       -    Officer's Certificate establishing the ENSERCH Remarketed Reset
                                                 Notes due January 1, 2008.
4(nn)        33-45688             4.2       -    Indenture, dated February 15, 1992, between ENSERCH Corporation and The First National Bank of Chicago.
4(oo)                                       -    ENSERCH Corporation 7% Note due 1999, dated August 18, 1992.
4(pp)                                       -    ENSERCH Corporation 8 7/8% Note due 2001, dated March 17, 1992.
4(qq)                                       -    ENSERCH Corporation 6 3/8% Note due 2004, dated February 1, 1994.
4(rr)                                       -    ENSERCH Corporation 7 1/8% Note due 2005, dated June 6, 1995.
10(a)**      1-3591               10(a)     -    Deferred and Incentive Compensation Plan of the Texas Utilities
             Form 10-Q                           Company System, as amended February 20, 1998.
             (Quarter ended
             June 30, 1995)
10(b)**      1-3591               10(f)     -    Salary Deferral Program of the Texas Utilities Company System
             Form 10-Q                           as amended February 20, 1998.
             (Quarter ended
             June 30, 1995)
10(c)**      1-3591               10(c)     -    Restated Supplemental Retirement Plan for Employees of the
             Form 10-Q                           Texas Utilities Company System, as restated effective January 1, 1995.
             (Quarter ended
             June 30, 1995)
10(d)**      1-3591               10(b)     -    Deferred Compensation Plan for Outside Directors of the Company,
             Form 10-Q                           effective as of July 1, 1995.
             (Quarter ended
             June 30, 1995)
10(e)**      1-3591               10(d)     -    Long-Term Incentive Plan of the Texas Utilities Company System,
             Form 10-Q                           dated as of May 19, 1995.
             (Quarter ended
             June 30, 1995)
10(f)**      333-45657                      -    Deferred Compensation Plan for Directors of Subsidiaries of Texas
                                                 Utilities Company dated as of February 5, 1998.



                  Previously Filed*
             ---------------------------
             With
             File                As
Exhibits     Number              Exhibit                  Number                Dated
--------     ------              -------                  ------                -----
10(g)**      1-3591               10(e)     -    Management Transition Agreement, dated as of May 19, 1995
             Form 10-Q                           between the Company and J.S. Farrington.
             (Quarter ended
             June 30, 1995)

10(h)        1-12833              (b)(1)    -    364 Day Competitive Advance and Revolving Credit Facility
             Schedule 14D-1                      Agreement, dated as of March 2, 1998 among Texas Utilities
             (filed March 10,                    Company, Texas Utilities Electric Company, ENSERCH
             1998)                               Corporation, The Chase Manhattan Bank, as Competitive Advance
                                                 Facility Agent and Chase Bank of Texas, National Association, as
                                                 Administrative Agent and certain banks listed therein
                                                 (US Facility A).
10(i)        l-12833              (b)(2)    -    5-Year Competitive Advance and Revolving Credit Facility
             Schedule 14D-1                      Agreement dated as of March 2, 1998 among Texas Utilities
             (filed March 10,                    Company, Texas Utilities Electric Company, ENSERCH Corporation,
             1998)                               The Chase Manhattan Bank, as Competitive Advance Facility Agent
                                                 and Chase Bank of Texas, National Association, as Administrative
                                                 Agent and certain banks listed therein
                                                 (US Facility B).
10(j)        l-12833              (b)(3)    -    Amendment No. 1, dated March 3, 1998, to US Facility A and US
             Schedule 14D-1                      Facility B.
             (filed March 10,
             1998)
10(k)        l-12833              (b)(4)    -    Facilities Agreement for (Pounds)3,625,000,000 Credit Facilities for TU
             Schedule 14D-1                      Finance (No. 1) Limited, TU Finance (No. 2) Limited, TU
             (filed March 10,                    Acquisitions PLC, Chase Manhattan plc, Lehman Brothers
             1998)                               International and Merrill Lynch Capital Corporation as Joint Lead
                                                 Arrangers, the Chase Manhattan Bank, Lehman Commercial Paper
                                                 Inc. and Merrill Lynch Capital Corporation as Underwriters (UK
                                                 Facility).
10(l)        l-12833              (b)(5)    -    Amendment No. 1, dated March 3, 1998 to UK Facility.
             Schedule 14D-1
             (filed March 10,
             1998)
10(m)        l-12833              (b)(6)    -    364-Day Competitive Advance and Revolving Credit Facility
             Schedule 14D-1                      Agreement "Interim Facility", dated as of March 6, 1998 among
             (filed March 10,                    Texas Utilities Company, Chase Bank of Texas, National
             1998)                               Association, as Administrative Agent and The Chase Manhattan
                                                 Bank, as Competitive Advance Facility Agent, Initial Underwriters,
                                                 The Chase Manhattan Bank, Lehman Commercial Paper Inc., Merrill
                                                 Lynch Capital Corporation, Chase Securities Inc., Lehman Brothers
                                                 Inc. and Merrill Lynch & Co. as Joint Lead Arrangers and certain banks listed therein (Interim Facility).
10(n)                                       -    Amendment No. 1, dated March 23, 1998 to the Interim Facility.
12(a)                                       -    Computation of Ratio of Earnings to Fixed Charges for the Company.
12(b)                                       -    Computation of Ratio of Earnings to Fixed Charges, and to Fixed
                                                 Charges and Preferred Dividends for TU Electric.
21                                          -    Subsidiaries of the Company.
23(a)                                       -    Consent of Counsel to the Company.
23(b)                                       -    Consent of Counsel to TU Electric.
23(c)                                       -    Independent Auditors' Consent for the Company.
23(d)                                       -    Independent Auditors' Consent for TU Electric.



                  Previously Filed*
             ---------------------------
              With
              File                As
Exhibits     Number              Exhibit                  Number                Dated
--------     ------              -------                  ------                -----
23(e)                                       -     Independent Auditors' Consent for ENSERCH.
27(a)                                       -     Financial Data Schedule for the Company.
27(b)                                       -     Financial Data Schedule for TU Electric.
99(a)         1-3591              28(b)     -     Agreement,  dated  as of  February 12, 1988,  between TU Electric
              Form 10-K                           and Texas Municipal Power Agency.
              (1987)
99(b)         33-55408            99(a)     -     Agreement, dated as of July 5, 1988, between TU Electric and
                                                  Electric and Tex-La Electric Cooperative of Texas, Inc.
99(c)         33-23532            4(c)(I)   -     Trust Indenture, Security Agreement and Mortgage, dated as of
                                                  December 1, 1987, as supplemented by Supplement No. 1 thereto dated as of May 1, 1988 among the Lessor, TU Electric and the
                                                  Trustee.
99(d)         33-24089            4(c)-1    -     Supplement No. 2 to Trust Indenture, Security Agreement and
                                                  Mortgage, dated as of August 1, 1988.
99(e)         33-24089            4(e)-1    -     Supplement No. 3 to Trust Indenture, Security Agreement and
                                                  Mortgage, dated as of August 1, 1988.
99(f)         0-11442             99(c)     -     Supplement No. 4 to Trust Indenture, Security Agreement and
              Form 10-Q                           Mortgage, including form of Secured Facility Bond, 1993 Series.
              (Quarter ended
              June 30, 1993)
99(g)         33-23532            4(d)      -     Lease Agreement, dated as of December 1, 1987 between the
                                                  Lessor and TU Electric as supplemented by Supplement No. 1 thereto dated as of May 20, 1988 between the Lessor and TU
                                                  Electric.
99(h)         33-24089            4(f)      -     Lease Agreement Supplement No. 2, dated as of August 18, 1988.
99(i)         33-24089            4(f)-1    -     Lease Agreement Supplement No. 3, dated as of August 25, 1988.
99(j)         33-63434            4(d)(iv)  -     Lease Agreement Supplement No. 4, dated as of December 1, 1988.
99(k)         33-63434            4(d)(v)   -     Lease Agreement Supplement No. 5, dated as of June 1, 1989.
99(l)         0-11442             99(d)     -     Lease Agreement Supplement No. 6, dated as of July 1, 1993.
              Form 10-Q
              (Quarter ended
              June 30, 1993)
99(m)         33-23532            4(e)      -     Participation Agreement dated as of December 1, 1987, as
                                                  amended by a Consent to Amendment of the Participation
                                                  Agreement, dated as of May 20, 1988, each among the Lessor, the
                                                  Trustee, the Owner Participant, certain banking institutions,
                                                  Capcorp, Inc. and TU Electric.
99(n)         33-24089            4(g)      -     Consent to Amendment of the Participation Agreement, dated as of August 18, 1988.
99(o)         33-24089            4(g)-1    -     Supplement No. 1 to the Participation Agreement, dated as of
                                                  August 18, 1988.
99(p)         33-24089            4(g)-2    -     Supplement No. 2 to the Participation Agreement, dated as of
                                                  August 18, 1988.
99(q)         33-63434            4(e)(v)   -     Supplement No. 3 to the Participation Agreement, dated as of
                                                  December 1, 1988.


                  Previously Filed*
             ---------------------------
              With
              File                As
Exhibits     Number              Exhibit                  Number                Dated
--------     ------              -------                  ------                -----
99(r)        0-11442              99(e)     -     Supplement No. 4 to the Participation Agreement, dated as of
             Form 10-Q                            June 17, 1993.
             (Quarter ended
             June 30, 1993)
99(s)        0-11442               4(b)     -     Supplement No. 1, dated October 25, 1995, to Trust Indenture,
             Form 10-Q                            Security Agreement and Mortgage, dated as of December 1, 1989,
             (Quarter ended                       among the Owner Trustee, TU Electric and the Indenture Trustee.
             March 31, 1996)
99(t)        0-11442               4(c)     -     Supplement No. 1, dated October 19, 1995, to Amended and
             Form 10-Q                            Restated Participation Agreement, dated as of November 28, 1989,
             (Quarter ended                       among the Owner Trustee, The First National Bank of Chicago,
             March 31, 1996)                      As Original Indenture Trustee, the Indenture Trustee, the Owner
                                                  Participant, Mesquite Power Corporation and TU Electric.
99(u)        0-11442              99(a)     -     Amended and Restated 364 Day Competitive Advance and
             Form 10-Q                            Revolving Credit Facility Agreement, "Facility A", dated as of
             (Quarter ended                       April 24, 1997, among the Company, TEI, TU Electric, ENSERCH,
             March 31, 1997                       certain banks, Chemical Bank and Texas Commerce Bank National
                                                  Association, as Agents.
99(v)        0-11442              99(a)     -     Amendment, dated as of September 4, 1997, to Facility A.
             Form 10-Q
             (Quarter ended
             June 30, 1997)
99(w)        0-11442              99(w)     -     Second Amendment, dated as of November 10, 1997, to Facility
             Form 10-Q                            A.
             (Quarter ended
             September 30, 1997)
99(x)        0-11442              99(u)     -     Amended and Restated Five Year Competitive Advance and
             Form 10-Q                            Revolving Credit Facility Agreement, "Facility B", dated as of
             (Quarter ended                       April 24, 1997, among the Company, TEI, TU Electric, ENSERCH,
             March 31, 1997                       certain banks, Chemical Bank and Texas Commerce Bank National
                                                  Association, as Agents.
99(y)        0-11442              99(v)     -     Amendment, dated as of September 4, 1997, to Facility B.
             Form 10-Q
             (Quarter ended
             June 30, 1997)
99(z)        0-11442              99(z)     -     Second Amendment, dated as of November 10, 1997, to Facility
             Form 10-Q                            B.
             (Quarter ended
             September 30, 1997)

-----------------------
*    Incorporated herein by reference.
** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Texas Utilities Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TEXAS UTILITIES COMPANY

Date:    March 26, 1998               By:   /s/   ERLE NYE
                                          ------------------------------------
                                           (Erle Nye, Chairman of the Board and
                                                    Chief  Executive)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Texas Utilities Company and in the capacities and on the date indicated.

            Signature                       Title                     Date
            ---------                       -----                     ----

/s/         ERLE NYE                    Principal Executive
------------------------------------    Officer and Director
(Erle Nye, Chairman of the Board and
        Chief Executive)


/s/   MICHAEL J. McNALLY                Principal Financial Officer
------------------------------------
 (Michael J. McNally, Executive
  Vice President and Chief
     Financial  Officer)


/s/  J. W. PINKERTON                    Principal Accounting Officer
------------------------------------
   (J. W. Pinkerton, Controller)


/s/  J. S. FARRINGTON                   Director
------------------------------------
   (J. S. Farrington)


/s/  BAYARD H. FRIEDMAN                 Director
------------------------------------
   (Bayard H. Friedman)

/s/  WILLIAM M. GRIFFIN                 Director                  March 26, 1998
------------------------------------
   (William M. Griffin)


/s/    KERNEY LADAY                     Director
------------------------------------
   (Kerney Laday)


/s/  MARGARET N. MAXEY                  Director
------------------------------------
   (Margaret N. Maxey)


/s/  JAMES A. MIDDLETON                 Director
------------------------------------
   (James A. Middleton)


/s/  J. E. OESTERREICHER                Director
------------------------------------
   (J. E. Oesterreicher)


/s/  CHARLES R. PERRY                   Director
------------------------------------
   (Charles R. Perry)


/s/  HERBERT H. RICHARDSON              Director
------------------------------------
   (Herbert H. Richardson)

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Texas Utilities Electric Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TEXAS UTILITIES ELECTRIC COMPANY

Date:    March 26, 1998               By:   /s/   ERLE NYE
                                          ------------------------------------
                                           (Erle Nye, Chairman of the Board and
                                                    Chief  Executive)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Texas Utilities Electric Company and in the capacities and on the date indicated.


            Signature                       Title                     Date
            ---------                       -----                     ----

/s/         ERLE NYE                    Principal Executive
------------------------------------    Officer and Director
(Erle Nye, Chairman of the Board and
        Chief Executive)


/s/     ROBERT S. SHAPARD               Principal Financial Officer
------------------------------------
(Robert S. Shapard, Treasurer and
 Assistant Secretary)


/s/      J. W. PINKERTON                Principal Accounting Officer
------------------------------------
  (J. W. Pinkerton, Controller)

/s/        T. L. BAKER                  Director
------------------------------------
          (T. L. Baker)

/s/       D. W. Biegler                 Director
------------------------------------
         (D. W. Biegler)

/s/      BARBARA B. CURRY               Director                  March 26, 1998
------------------------------------
        (Barbara B. Curry)

/s/        M. S. GREENE                 Director
------------------------------------
          (M. S. Greene)

/s/     MICHAEL J. McNALLY              Director
------------------------------------
       (Michael J. McNally)

/s/        W. M. TAYLOR                 Director
------------------------------------
          (W. M. Taylor)

                                                                      Appendix A


TEXAS UTILITIES COMPANY AND SUBSIDIARIES AND
TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES

INDEX TO  FINANCIAL INFORMATION
December 31, 1997

                                                                                                          Page
Texas Utilities Company and Subsidiaries and Texas Utilities Electric
  Company and Subsidiaries:
Selected Financial Data - Consolidated Financial and Operating Statistics ..............................  A-2
Management's Discussion and Analysis of Financial Condition and Results
 of Operation ..........................................................................................  A-7
Statements of Responsibility ...........................................................................  A-19
Independent Auditors' Reports ..........................................................................  A-21

Financial Statements:

Texas Utilities Company and Subsidiaries:
Statements of Consolidated Income ......................................................................  A-23
Statements of Consolidated Cash Flows ..................................................................  A-24
Consolidated Balance Sheets ............................................................................  A-25
Statements of Consolidated Common Stock Equity .........................................................  A-27

Texas Utilities Electric Company and Subsidiaries:
Statements of Consolidated Income and Retained Earnings ................................................  A-28
Statements of Consolidated Cash Flows ..................................................................  A-29
Consolidated Balance Sheets ............................................................................  A-30

Notes to Consolidated Financial Statements .............................................................  A-32


                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA
                       CONSOLIDATED FINANCIAL STATISTICS

                                                                                   Year Ended December 31,
                                                            -----------------------------------------------------------------------
                                                                1997          1996          1995          1994           1993
                                                                ----          ----          ----          ----           ----
                                                                   (Dollars in Thousands, except  ratios and per share amounts)
Total assets -- end of year ..............................  $24,874,129   $21,397,655    $21,535,851    $20,893,408    $21,518,128
-----------------------------------------------------------------------------------------------------------------------------------
Property, plant & equipment - gross -- end of year .......  $26,579,187   $24,931,239    $24,911,787    $24,206,351    $23,836,729
  Accumulated depreciation and amortization -- end of
   year...................................................    7,172,152     6,496,724      5,857,580      5,228,423      4,710,398
  Reserve for regulatory disallowances -- end of year ....      836,005       836,005      1,308,460      1,308,460      1,308,460
Construction expenditures (including allowance for
   funds used during construction) .......................      586,097       434,139        434,338        444,245        871,450
-----------------------------------------------------------------------------------------------------------------------------------
Capitalization -- end of year
  Long-term debt, less amounts due currently .............  $ 8,759,379   $ 8,668,111    $ 9,174,575    $ 7,888,413    $ 8,379,826
  TU Electric obligated, mandatorily redeemable, preferred
   securities of subsidiary trusts holding solely
    debentures of TU Electric ............................      875,146       381,311        381,476             --             --
  Preferred stock of subsidiaries:
   Not subject to mandatory redemption ...................      304,194       464,427        489,695        870,190      1,083,008
   Subject to mandatory redemption .......................       20,600       238,391        263,196        387,482        396,917
  Common stock equity ....................................    6,843,062     6,032,913      5,731,753      6,490,047      6,570,993
                                                            -----------   -----------    -----------    -----------    -----------
       Total .............................................  $16,802,381   $15,785,153    $16,040,695    $15,636,132    $16,430,744
                                                            ===========   ===========    ===========    ===========    ===========
Capitalization ratios -- end of year
  Long-term debt, less amounts due currently .............         52.1%         54.9%          57.2%          50.5%          51.0%
  TU Electric obligated, mandatorily redeemable, preferred
   securities of subsidiary trusts holding solely
   debentures of TU Electric .............................          5.2           2.4            2.4             --             --
  Preferred stock of subsidiaries ........................          2.0           4.5            4.7            8.0            9.0
  Common stock equity ....................................         40.7          38.2           35.7           41.5           40.0
                                                                  -----         -----          -----          -----          -----
       Total .............................................        100.0%        100.0%         100.0%         100.0%         100.0%
                                                                  =====         =====          =====          =====          =====
-----------------------------------------------------------------------------------------------------------------------------------
Embedded interest cost on long-term debt -- end of
    year .................................................          7.9%          8.1%           8.4%           8.7%           8.7%
Embedded distribution cost on TU Electric obligated,
    mandatorily redeemable, preferred securities of
    subsidiary trusts holding solely debentures of TU
    Electric -- end of year ..............................          8.3%          8.7%           8.6%            --%            --%
Embedded dividend cost on preferred stock of subsidiaries
    -- end of year* ......................................          9.2%          7.5%           7.4%           7.5%           7.6%
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) ........................................     $660,454      $753,606      $(138,645)      $542,799       $368,660
Dividends declared on common stock .......................     $496,244      $456,059      $ 634,613       $695,590       $682,438
-----------------------------------------------------------------------------------------------------------------------------------
Common stock data
  Shares outstanding -- average ..........................  230,957,999   225,159,846    225,841,037    225,833,659    221,555,218
  Shares outstanding -- end of year ......................  245,237,559   224,602,557    225,841,037    225,841,037    224,345,422
  Basic Earnings (loss) per share ........................        $2.86         $3.35         $(0.61)         $2.40          $1.66
  Diluted Earnings (loss) per share ......................        $2.85         $3.35         $(0.61)         $2.40          $1.66
  Dividends declared per share ...........................       $2.125        $2.025          $2.81          $3.08          $3.08
  Book value per share -- end of year ....................       $27.90        $26.86         $25.38         $28.74         $29.29
  Return on average common stock equity ..................        10.3%         12.8%         (2.3)%           8.3%           5.6%
Ratio of earnings to fixed charges:
  Pre-tax ................................................          2.3           2.4            0.8            2.3            1.9
  After-tax ..............................................          1.8           2.0            0.9            1.9            1.6
Allowance for funds used during construction as
  percent of  net income .................................         2.1%          1.7%            --%           4.1%          71.4%
-----------------------------------------------------------------------------------------------------------------------------------

* Includes the unamortized balance of the loss on reacquired preferred stock and associated amortization. The embedded dividend cost excluding the effects of the loss on reacquired preferred stock is 6.6% for 1997, 6.8% for 1996, and 6.9% for 1995.

Certain financial statistics for 1997 were affected by the August 1997 acquisition of ENSERCH and the November 1997 acquisition of LCC; for 1996 and 1995 were affected by the December 1995 acquisition of Eastern Energy; for the year 1995, were affected by recording of the impairment of certain assets (see
Note 14 to Consolidated Financial Statements); and for the year 1993, were affected by TU Electric recording a regulatory disallowance in a rate order issued by the PUC in Docket 11735 (see Note 13 to Consolidated Financial Statements). Shares outstanding assuming dilution for 1997 was 231,957,491. There were no additional diluted shares for any of the prior periods presented.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                       CONSOLIDATED OPERATING STATISTICS

                                                                       Year Ended December 31,
                                                   -----------------------------------------------------------
                                                       1997         1996        1995        1994        1993
                                                       ----         ----        ----        ----        ----
ELECTRIC ENERGY GENERATED AND
 PURCHASED (MWh)
 Generated -- net station output...............     91,297,900   88,129,637  83,876,565  81,320,922  79,105,495
 Purchased and net interchange.................     17,170,477   18,119,171  11,880,174  12,551,167  12,785,246
                                                   -----------  -----------  ----------  ----------  ----------
   Total generated and purchased...............    108,468,377  106,248,808  95,756,739  93,872,089  91,890,741
  Company use, losses and unaccounted for......      6,255,458    5,905,076   5,653,698   5,246,480   5,631,085
                                                   -----------  -----------  ----------  ----------  ----------
        Total electric energy sales............    102,212,919  100,343,732  90,103,041  88,625,609  86,259,656
                                                   ===========  ===========  ==========  ==========  ==========
SALES VOLUMES
  Electric Energy Sales (MWh)
   Residential.................................     36,376,916   35,855,314  31,284,477  30,460,307  30,504,991
   Commercial..................................     28,851,097   27,946,728  25,899,942  25,073,687  24,269,456
   Industrial..................................     26,253,835   25,755,045  23,586,291  23,154,145  21,586,803
   Government and municipal....................      6,231,775    6,161,150   5,752,800   5,619,135   5,427,436
                                                   -----------  -----------  ----------  ----------  ----------
        Total general business.................     97,713,622   95,718,237  86,523,510  84,307,274  81,788,686
        Other electric utilities...............      4,499,296    4,625,495   3,579,531   4,318,335   4,470,970
                                                   -----------  -----------  ----------  ----------  ----------
        Total electric energy sales............    102,212,919  100,343,732  90,103,041  88,625,609  86,259,656
                                                   ===========  ===========  ==========  ==========  ==========
  Gas Distribution (million cubic feet):
   Residential.................................         33,417           --          --          --          --
   Commercial..................................         20,996           --          --          --          --
   Industrial..................................          2,094           --          --          --          --
   Electric generation.........................            463           --          --          --          --
                                                    ----------   ----------  ----------  ----------  ----------
        Total gas distribution.................         56,970           --          --          --          --
                                                    ----------   ----------  ----------  ----------  ----------
 Pipeline transportation (million cubic feet)..        255,391           --          --          --          --
 Gas liquids (thousand barrels)................          2,521           --          --          --          --
 Gas marketing (million cubic feet)............        292,264           --          --          --          --

OPERATING REVENUES (thousands)
 Electric base rate:
   Residential.................................     $2,248,411   $2,251,734  $1,920,087  $1,862,525  $1,704,766
   Commercial..................................      1,368,057    1,357,326   1,219,443   1,183,757   1,061,591
   Industrial..................................        668,805      690,943     602,518     595,213     536,800
   Government and municipal....................        319,795      322,013     287,674     283,783     245,458
                                                    ----------   ----------  ----------  ----------  ----------
        Total general business.................      4,605,068    4,622,016   4,029,722   3,925,278   3,548,615
        Other electric utilities...............        138,974      146,358     117,904     155,389     149,289
                                                    ----------   ----------  ----------  ----------  ----------
        Total base rate revenues...............      4,744,042    4,768,374   4,147,626   4,080,667   3,697,904
 Fuel revenue (including over/under-recovered).      1,696,409    1,670,844   1,418,211   1,513,929   1,657,331
 Transmission service revenues.................        113,196           --          --          --          --
 Other operating revenues......................        110,670      111,710      72,851      68,947      79,277
                                                    ----------   ----------  ----------  ----------  ----------
        Total electric operating revenues......      6,664,317    6,550,928   5,638,688   5,663,543   5,434,512
                                                    ----------   ----------  ----------  ----------  ----------

 Gas distribution
   Residential.................................        205,760           --          --          --          --
   Commercial..................................        108,650           --          --          --          --
   Industrial..................................          8,594           --          --          --          --
   Electric generation.........................          6,424           --          --          --          --
                                                    ----------   ----------  ----------  ----------  ----------
        Total gas distribution.................        329,428           --          --          --          --
                                                    ----------   ----------  ----------  ----------  ----------
 Pipeline transportation.......................         57,544           --          --          --          --
 Gas liquids...................................         36,514           --          --          --          --
 Gas marketing.................................        858,566           --          --          --          --
 Telecommunications............................         11,900           --          --          --          --
 Other.........................................         43,877           --          --          --          --
 Less intercompany revenues....................        (56,538)          --          --          --          --
                                                    ----------   ----------  ----------  ----------  ----------
        Total operating revenues...............     $7,945,608   $6,550,928  $5,638,688  $5,663,543  $5,434,512
                                                    ==========   ==========  ==========  ==========  ==========

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                       CONSOLIDATED OPERATING STATISTICS

                                                                 Year Ended December 31,
                                                 -----------------------------------------------------
                                                    1997       1996       1995       1994       1993
                                                    ----       ----       ----       ----       ----
CUSTOMERS (end of year)
 Electric
  Residential.................................   2,607,803  2,558,025  2,504,128  2,053,235  2,020,667
  Commercial..................................     281,694    274,076    267,579    225,479    221,422
  Industrial..................................      50,153     49,390     49,558     21,673     21,954
  Government and municipal....................      32,289     31,108     30,458     29,437     29,034
                                                 ---------  ---------  ---------  ---------  ---------
     Total general business...................   2,971,939  2,912,599  2,851,723  2,329,824  2,293,077
  Other electric utilities....................         128        161        165        212        220
                                                 ---------  ---------  ---------  ---------  ---------
     Total electric customers.................   2,972,067  2,912,760  2,851,888  2,330,036  2,293,297
                                                 =========  =========  =========  =========  =========

 Gas distribution.............................   1,355,402         --         --         --         --
                                                 =========  =========  =========  =========  =========

ELECTRIC RESIDENTIAL STATISTICS
 (excludes master-metered
 customers, kWh sales and revenues)
     Average annual kWh per customer..........      13,495     13,551     12,003     14,192     14,594
     Average revenue per kWh..................        7.95c      8.02c      8.08c      8.25c      7.56c

----------
Industrial classification
  includes service to Alcoa-Sandow:
     Electric energy sales (Mwh)..............   3,820,421  3,841,904  3,764,658  3,886,258  3,166,797
     Operating revenues (thousands)...........     $46,755    $46,853    $47,739    $54,699    $53,352


 Certain previously reported operating statistics have been reclassified to conform to current classifications. The operating statistics include the operations of ENSERCH and Eastern Energy from their date of acquisition, August 1997 and December 1995, respectively.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA
                       CONSOLIDATED FINANCIAL STATISTICS


                                                                                   Year Ended December 31,
                                                           -----------------------------------------------------------------------
                                                              1997           1996           1995           1994           1993
                                                              ----           ----           ----           ----           ----
                                                                                   (Dollars in Thousands)
Total assets -- end of year..............................  $18,833,433    $18,794,939    $19,003,374    $19,446,998    $19,870,990
-----------------------------------------------------------------------------------------------------------------------------------
Electric plant - gross -- end of year....................  $22,219,894    $22,664,086    $22,747,860    $23,063,436    $22,680,508
 Accumulated depreciation and amortization -- end of
  year...................................................    6,120,309      5,963,477      5,370,818      4,765,474      4,233,720
 Reserve for regulatory disallowances -- end of year.....      836,005        836,005      1,308,460      1,308,460      1,308,460
Construction expenditures (including allowance for
 funds used during construction).........................      446,088        377,438        407,305        415,290        841,181
-----------------------------------------------------------------------------------------------------------------------------------

Capitalization -- end of year
 Long-term debt..........................................  $ 5,475,447    $ 6,310,594    $ 7,212,070    $ 7,220,641    $ 7,607,090
 TU Electric obligated, mandatorily redeemable, preferred
  securities of subsidiary trusts holding solely
   debentures of TU Electric.............................      875,146        381,311        381,476             --             --
 Preferred stock:
  Not subject to mandatory redemption....................      129,194        464,427        489,695        870,190      1,083,008
  Subject to mandatory redemption........................       20,600        238,391        263,196        387,482        396,917
 Common stock equity.....................................    6,298,445      6,105,907      5,799,898      6,114,261      6,029,217
                                                           -----------    -----------    -----------    -----------    -----------
    Total................................................  $12,798,832    $13,500,630    $14,146,335    $14,592,574    $15,116,232
                                                           ===========    ===========    ===========    ===========    ===========

Embedded interest cost on long-term debt -- end of
  year...................................................          8.3%           8.3%           8.4%           8.7%           8.8%
Embedded distribution cost on TU Electric obligated,
 mandatorily redeemable, preferred securities of
 subsidiary trusts holding solely debentures of TU
 Electric -- end of year ................................         8.3%           8.7%           8.6%            --%            --%
Embedded dividend cost on preferred stock -- end of
  year*..................................................        14.1%           7.5%           7.4%           7.5%           7.6%
-----------------------------------------------------------------------------------------------------------------------------------
Net income available for common stock....................  $   745,024    $   809,337    $   367,717    $   556,309    $   361,294
Dividends declared on common stock.......................  $   136,416    $   503,328    $   682,080    $   715,760    $   707,382
-----------------------------------------------------------------------------------------------------------------------------------
Ratio of earnings to fixed charges:
 Pre-tax.................................................          2.9            3.0            2.0            2.5            2.0
 After-tax...............................................          2.3            2.5            1.7            2.0            1.7
Ratio of earnings to combined fixed charges and preferred
        dividends........................................          2.8            2.7            1.8            2.0            1.6
Allowance for funds used during construction as a percent
  of consolidated net income available for common stock..         1.8%           1.6%           6.0%           4.0%          72.9%
Return on average common stock equity....................        12.0%          13.6%           6.2%           9.2%           5.9%
-----------------------------------------------------------------------------------------------------------------------------------

* Includes the unamortized balance of the loss on reacquired preferred stock and associated amortization. The embedded dividend cost excluding the effects of the loss on reacquired preferred stock is 6.9% for 1997, 6.8% for 1996, and 6.9% for 1995.

Certain financial statistics for 1995 were affected by the recording of the impairment of certain assets (see Note 14 to Consolidated Financial Statements); and for the year 1993, were affected by TU Electric recording a regulatory disallowance in a rate order issued by the PUC in Docket 11735 (see Note 13 to Consolidated Financial Statements).

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                       CONSOLIDATED OPERATING STATISTICS

                                                                                   Year Ended December 31,
                                                                ------------------------------------------------------------------
                                                                   1997          1996         1995         1994          1993
                                                                   ----          ----         ----         ----          ----
ELECTRIC ENERGY GENERATED AND
  PURCHASED (MWh)
  Generated -- net station output.............................   91,297,900    88,129,637   83,876,565   81,320,922    79,105,495
  Purchased and net interchange...............................   11,442,749    12,417,774   10,683,722   11,663,148    12,431,763
                                                                -----------   -----------  -----------  -----------   -----------
     Total generated and purchased............................  102,740,649   100,547,411   94,560,287   92,984,070    91,537,258
  Company use, losses and unaccounted for.....................    6,161,070     5,804,526    5,532,031    5,131,173     5,572,916
                                                                -----------   -----------  -----------  -----------   -----------
     Total electric energy sales..............................   96,579,579    94,742,885   89,028,256   87,852,897    85,964,342
                                                                ===========   ===========  ===========  ===========   ===========

ELECTRIC ENERGY SALES (MWh)
  Residential.................................................   33,529,811    33,038,399   30,716,241   30,065,767    30,278,230
  Commercial..................................................   27,322,757    26,455,954   25,553,369   24,815,874    24,139,120
  Industrial..................................................   24,609,131    24,214,960   23,301,933   22,984,218    21,506,547
  Government and municipal....................................    6,039,407     5,929,249    5,615,715    5,505,298     5,365,815
                                                                -----------   -----------  -----------  -----------   -----------
     Total general business...................................   91,501,106    89,638,562   85,187,258   83,371,157    81,289,712
  Other electric utilities....................................    5,078,473     5,104,323    3,840,998    4,481,740     4,674,630
                                                                -----------   -----------  -----------  -----------   -----------
     Total electric energy sales..............................   96,579,579    94,742,885   89,028,256   87,852,897    85,964,342
                                                                ===========   ===========  ===========  ===========   ===========
OPERATING REVENUES (thousands)
 Base rate:
  Residential................................................. $  1,990,903  $  1,993,506  $ 1,875,311  $ 1,832,557  $  1,686,692
  Commercial..................................................    1,235,330     1,227,271    1,193,561    1,165,498     1,052,227
  Industrial..................................................      582,345       590,174      586,146      585,963       532,076
  Government and municipal....................................      292,623       291,020      279,803      276,856       241,600
                                                                -----------   -----------  -----------  -----------   -----------
     Total general business...................................    4,101,201     4,101,971    3,934,821    3,860,874     3,512,595
  Other electric utilities....................................      163,663       165,619      133,359      163,134       157,173
                                                                -----------   -----------  -----------  -----------   -----------
     Total from base rate revenues............................    4,264,864     4,267,590    4,068,180    4,024,008     3,669,768
  Fuel revenues (including over/under-recovered)..............    1,707,044     1,679,009    1,421,861    1,521,029     1,662,358
  Transmission service revenues...............................      113,811            --           --           --            --
  Other operating revenues....................................       49,698        83,012       70,421       68,138        77,030
                                                                -----------   -----------  -----------  -----------   -----------
     Total operating revenues................................. $  6,135,417  $  6,029,611  $ 5,560,462  $ 5,613,175  $  5,409,156
                                                                ===========   ===========  ===========  ===========   ===========

ELECTRIC CUSTOMERS (end of year)
  Residential.................................................    2,152,362     2,109,343    2,061,273    2,019,025     1,986,946
  Commercial..................................................      237,312       230,253      225,183      219,604       215,621
  Industrial..................................................       21,004        21,002       21,253       21,445        21,716
  Government and municipal....................................       30,628        30,062       29,429       28,949        28,555
                                                                -----------   -----------  -----------  -----------   -----------
     Total general business...................................    2,441,306     2,390,660    2,337,138    2,289,023     2,252,838
  Other electric utilities....................................          140           173          177          219           228
                                                                -----------   -----------  -----------  -----------   -----------
     Total electric customers.................................    2,441,446     2,390,833    2,337,315    2,289,242     2,253,066
                                                                ===========   ===========  ===========  ===========   ===========

RESIDENTIAL STATISTICS (excludes master-metered
 customers, kWh sales and revenues)
     Average annual kWh per customer..........................       15,026        15,100       14,336       14,236        14,604
     Average revenue per kWh..................................         7.85c         7.91c        8.08c        8.26c         7.55c
-------------------------
Industrial classification includes service to Alcoa-Sandow:
     Electric energy sales (MWh)..............................    3,820,421     3,841,904    3,764,658    3,886,258     3,166,797
     Operating revenues (thousands)...........................      $46,755       $46,853      $47,739      $54,699       $53,352

Certain previously reported operating statistics have been reclassified to conform to current classifications.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

   This report and other presentations made by Texas Utilities Company (the Company or TUC) and its direct and indirect subsidiaries (System Companies) or Texas Utilities Electric Company and its subsidiaries (TU Electric) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company and TU Electric each believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of the Company or TU Electric to differ materially from those projected in such forward-looking statement: (i) prevailing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission, the Public Utility Commission of Texas
(PUC), the Railroad Commission of Texas (RRC), the Nuclear Regulatory Commission, and, in the case of the Company, the Office of the Regulator General of Victoria, Australia, with respect to allowed rates of return, industry and rate structure, purchased power and investment recovery, operations of nuclear generating facilities, acquisitions and disposal of assets and facilities, operation and construction of plant facilities, decommissioning costs, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies, (ii) weather conditions and other natural phenomena, (iii) unanticipated population growth or decline, and changes in market demand and demographic patterns, (iv) competition for retail and wholesale customers, (v) pricing and transportation of crude oil, natural gas and other commodities, (vi) unanticipated changes in interest rates, rates of inflation or in foreign exchange rates, (vii) unanticipated changes in operating expenses and capital expenditures, (viii) capital market conditions, (ix) competition for new energy development opportunities, (x) legal and administrative proceedings and settlements, (xi) inability of the various counterparties to meet their obligations with respect to the Company's and TU Electric's financial instruments, (xii) changes in technology used and services offered by the Company and TU Electric, and (xiii) significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur.

   Any forward-looking statement speaks only as of the date on which such statement is made, and neither the Company nor TU Electric undertakes any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for the Company or TU Electric to predict all of such factors, nor can they assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

FINANCIAL CONDITION

Mergers and Acquisitions

   Certain comparisons in this Form 10-K have been affected by the August 1997 acquisition of ENSERCH Corporation (ENSERCH) and the November 1997 acquisition of Lufkin-Conroe Communications Co. (LCC) by the Company and by the December 1995 acquisition of Eastern Energy Limited (Eastern Energy) by Texas Utilities Australia Pty. Ltd. (TU Australia), a wholly-owned subsidiary of the Company. The results of each acquired company are included only for the periods subsequent to acquisition. (See Note 1 to Consolidated Financial Statements.)

  On August 5, 1997, the merger transactions (Merger) between the former Texas Utilities Company, now known as Texas Energy Industries Inc. (TEI), and ENSERCH were completed. At the effective time of the Merger: (i) the former Texas Utilities Company changed its name to TEI, (ii) TEI and ENSERCH merged with wholly-owned subsidiaries of TUC Holding Company, which, as a result, owned all the common stock of TEI and of ENSERCH, (iii) TUC Holding Company changed its name to Texas Utilities Company (now the Company), (iv) each share of TEI's common stock was automatically converted into one share of common stock of TUC, and (v) each share of common stock of ENSERCH was automatically converted into
0.225 share of common stock of TUC, with cash issued in lieu of fractional shares. The share conversions were tax-free transactions.

  In the Merger, approximately 15. 9 million shares of TUC common stock were issued to former holders of ENSERCH common stock. The value assigned to the TUC shares issued and costs incurred in connection with the acquisition of ENSERCH aggregated $579 million. At the date of the Merger, ENSERCH had debt and preferred stock outstanding of approximately $1.3 billion.

   Businesses and subsidiaries acquired in the Merger were Lone Star Gas Company (Lone Star Gas), a gas distribution company in Texas, Lone Star Pipeline Company (Lone Star Pipeline) and subsidiaries engaged in natural gas processing, natural gas marketing, independent power production and international gas distribution systems development.

   On November 21, 1997, the Company acquired LCC. Approximately 8.7 million shares of TUC common stock were issued to LCC stockholders in a stock-for-stock exchange. The value assigned to the TUC shares issued and costs incurred in connection with the acquisition of LCC aggregated $319 million. At the date of the acquisition, LCC had debt outstanding of approximately $31 million.

   The acquisitions of ENSERCH, LCC and Eastern Energy were accounted for as purchase business combinations. The assets and liabilities of the acquired companies at the acquisition dates were adjusted to their estimated fair values. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired and liabilities assumed was recorded as goodwill and is being amortized over 40 years. The process of determining the fair value of assets and liabilities of ENSERCH and LCC as of the date of acquisition is continuing, and the final result awaits primarily the resolution of income tax and other contingencies and finalization of some preliminary estimates.

   For financial reporting purposes, the Company is being treated as the successor to TEI. Unless otherwise specified, all references to the Company which relate to a period prior to August 5, 1997, shall be deemed to be references to TEI.

   The Company continues to seek potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and are likely to enhance the long-term return to its shareholders. In January 1998, the Company announced that it had approached the Energy Group plc (TEG) in connection with its possible interest in acquiring TEG. TEG is a diversified international energy group. Discussions between the Company and TEG are continuing and may or may not lead to an offer being made by the Company. Likewise, the timing, amount and funding of any specific new business investment opportunities are presently undetermined.

Capital Expenditures

The Company and TU Electric
---------------------------

   The primary capital expenditures of the Company and all of its majority-owned subsidiaries (System Companies) in 1997 and as estimated for 1998 through 2000 are as follows:

                                      1997        1998        1999        2000
                                      ----        ----        ----        ----
                                                 Thousands of Dollars
Cash construction expenditures
 (excluding  allowance for funds
  used during construction).....  $  577,000  $  886,000  $  799,000  $  852,000
Nuclear fuel (excluding
 allowance for funds used
 during construction)...........      71,000     104,000      81,000      92,000
Maturities and redemptions of
 long-term debt, sinking fund
 requirements, redemptions of
 preferred stock and reacquisi-
 tions of common stock..........   2,276,000     772,000     505,000   1,859,000
                                  ----------  ----------  ----------  ----------
  Total.........................  $2,924,000  $1,762,000  $1,385,000  $2,803,000
                                  ==========  ==========  ==========  ==========

   For information concerning construction work contemplated by the System Companies and the commitments with respect thereto, see Note 15 to the Consolidated Financial Statements.

   In 1997, the Company bought ENSERCH for $579 million and LCC for $319 million primarily through the issuance of common stock.

   The primary capital expenditures of TU Electric in 1997 and as estimated for 1998 through 2000 are as follows:


                                                                           1997         1998         1999      2000
                                                                           ----         ----         ----      ----
                                                                                      Thousands of Dollars

Cash construction expenditures (excluding
 allowance for funds used during construction) .....................    $  438,000   $  449,000    $439,000  $441,000
Nuclear fuel (excluding allowance for funds used
 during construction) ..............................................        71,000      104,000      81,000    92,000
Maturities and redemptions of long-term debt,
 sinking fund requirements and redemptions
 of preferred stock ................................................     1,775,000      753,000     336,000   159,000
                                                                        ----------   ----------    --------  --------
           Total ...................................................    $2,284,000   $1,306,000    $856,000  $692,000
                                                                        ==========   ==========    ========  ========

See Item 2. Properties -- Capital Expenditures and Note 15 to Consolidated Financial Statements.

Liquidity and Capital Resources

  For 1997, the System Companies generated cash from operations sufficient to meet operating needs and debt service requirements, pay dividends on capital stock, pay distributions on preferred securities of trusts and finance capital expenditures. Factors affecting the continued ability of TU Electric, the Company's primary subsidiary, to fund its capital requirements from operations include responsive regulatory practices allowing recovery of capital investment through adequate depreciation rates, recovery of the cost of fuel and purchased power and the opportunity to earn competitive rates of return required in the capital markets.

  External funds of a permanent or long-term nature are obtained through the issuance of common and preferred stock, preferred securities and long-term debt by the System Companies. The capitalization ratios of the Company and its subsidiaries at December 31, 1997, consisted of approximately 52% long-term debt, 5% TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely debentures of TU Electric, 2% preferred stock and 41% common stock equity.

  The capitalization ratios of TU Electric at December 31, 1997 consisted of approximately 43% long-term debt, 7% TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely debentures of TU Electric, 1% preferred stock and 49% common stock equity.

   Proceeds from financings by System Companies in 1997 were used primarily for the early redemption or reacquisition of debt and preferred stock. The financings consisted of:


                                                                            Principal          Current
                    Description                                               Amount        Interest Rates   Maturity
                    -----------                                             ----------      --------------   --------
                                                                                       Thousands of Dollars

Senior Notes issued by  the Company ....................................    $  300,000    6.20% to 6.375%    2002-2004
Unsecured Debentures issued by TU Electric .............................       300,000        7.17%            2007
Pollution Control Revenue Bonds (backed by TU Electric First Mortgage
    Bonds) .............................................................       212,715    3.70% to 5.60%     2022-2032
TU Electric obligated, mandatorily redeemable, preferred securities ....       493,273   7.183% to 8.175%      2037
Other ..................................................................         9,964
                                                                             ---------
    Total ..............................................................    $1,315,952
                                                                             =========

  During 1997, the Company purchased and retired 4,015,000 shares of its common stock at a cost of $148.8 million. In addition, long-term debt and preferred stock of subsidiary companies totaling $2.1 billion was retired. Early redemptions of long-term debt and preferred stock may occur from time to time in amounts presently undetermined. (See Notes 6 and 8 to Consolidated Financial Statements.)

  At December 31, 1997, TUC, TU Electric and ENSERCH had joint lines of credit under credit facility agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $570 million outstanding at any one time at variable interest rates and terminates April 23, 1998. Facility B provides for short-term borrowings aggregating up to $1,330 million outstanding at any one time at variable interest rates and terminates April 24, 2002. The combined borrowings of TUC, TU Electric and ENSERCH under both facilities are limited to an aggregate of $1,900 million outstanding at any one time. ENSERCH's borrowings under both facilities are limited to an aggregate of up to $650 million outstanding at any one time. Borrowings under these facilities will be used for working capital and other corporate purposes, including commercial paper backup. The total of short-term borrowings authorized by the Board of Directors of TUC at December 31, 1997, from banks or other lenders, was $2,150 million.

   In addition, certain non-U.S. subsidiaries have revolving credit agreements aggregating approximately $95 million, of which $61 million was outstanding at December 31, 1997. These revolving credit agreements expire at various dates through 2000.

   In January 1998, the Company issued $200 million of 6.375% Series C Senior Notes due 2008, and ENSERCH issued $125 million of 6 1/4% Series A Notes due 2003 and $125 million of Remarketed Reset Notes due 2008 with a variable interest rate (5.82% at date of issuance). Net proceeds from these borrowings were used to refinance or redeem like amounts of higher rate debt and preferred stock.

   The System Companies may issue additional debt and equity securities as needed, including the possible future sale: (i) by TU Electric of up to $148.9 million principal amount of debt securities, (ii) by TU Electric of up to 250,000 shares of Cumulative Preferred Stock ($100 liquidation value), and (iii) by ENSERCH of up to $250 million aggregate principal amount of securities, all of which are currently registered with the Securities and Exchange Commission
(SEC) for offering pursuant to Rule 415 under the Securities Act of 1933.

Quantitative and Qualitative Disclosure About Market Risk

   The Company's market risk exposure is primarily a result of changes in interest rates and commodity price exposures. Derivative instruments including options, swaps, futures and other contractual commitments are used to reduce and manage a portion of those risks. With the exception of the marketing activities of a subsidiary, Enserch Energy Services, Inc. (EES), the Company's participation in derivative transactions are designated for hedging purposes; derivative instruments are not held or issued for trading purposes.

   CREDIT RISK - Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties to their respective derivative instruments. The Company maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. The Company does not obtain collateral to support the agreements but monitors the financial viability of counterparties and believes its credit risk is minimal on these transactions. The Company believes the risk of nonperformance by counterparties is minimal.

   INTEREST RATE MARKET RISK - The table below provides information concerning the Company's and TU Electric's financial instruments as of December 31, 1997 that are sensitive to changes in interest rates, which include debt obligations and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The Company or TU Electric have entered into interest rate swaps under which they have agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to the specified notional principal amounts. The contracts require settlement of net interest receivable or payable at specified intervals (primarily semi-annually) which generally coincide with the dates on which interest is payable on the underlying debt. When differences exist between the swap settlement dates and the dates on which interest is payable on the underlying debt, the gap exposure, or basis risk, is managed by means of forward rate agreements. These forward rate agreements are not expected to have a material effect on the Company's and TU Electric's financial position, results of operations or cash flows. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.


                                                                            Expected Maturity Date
                                                   ---------------------------------------------------------------------------------

                                                                                                   There-                 Fair
The Company                                        1998      1999      2000     2001      2002      after       Total     Value
-----------                                        ----      ----      ----     ----      ----     ------       -----     -----
December 31, 1997                                                             Millions of Dollars
Long-term Debt (including current maturities)
  Fixed Rate ($US).............................    $772.1    $504.7    $868.5   $344.4    $595.1    $4,446.2   $7,531.0   $7,931.7
    Average interest rate......................     7.18%     8.38%     6.61%    8.00%     7.53%       7.54%      7.47%         --
  Variable Rate ($US)..........................        --        --    $990.4       --        --    $1,010.1   $2,000.5   $2,000.5
    Average interest rate......................        --        --     6.18%       --        --       4.83%      5.50%         --

Interest Rate Swaps (notional amounts)
  Variable to Fixed ($US)......................     $16.3    $110.5     $32.5       --    $468.2      $100.0   $  727.5     $(57.0)
    Average pay rate...........................     5.29%     6.68%     6.14%       --     8.45%       7.18%      7.83%         --
    Average receive rate.......................     5.08%     4.89%     4.89%       --     5.23%       6.55%      5.34%         --

  Fixed to Variable ($US)......................        --        --        --       --        --      $350.0   $  350.0       $6.1
    Average pay rate...........................        --        --        --       --        --       6.32%      6.32%         --
    Average receive rate.......................        --        --        --       --        --       6.89%      6.89%         --


TU Electric
-----------
December 31, 1997

Long-term Debt Obligations (including
 current maturities)
  Fixed Rate ($US).............................    $752.6    $335.9    $159.4   $225.5    $373.8    $3,370.8   $5,218.0   $5,563.4
    Average interest rate......................     7.12%     8.92%     6.62%    7.49%     8.22%       7.69%      7.68%         --
  Variable Rate ($US)..........................        --        --        --       --        --    $1,010.1   $1,010.1   $1,010.1
    Average interest rate......................        --        --        --       --        --       4.83%      4.83%         --

Interest Rate Swaps (notional amounts)

  Variable to Fixed ($US)......................        --        --        --       --        --    $  100.0   $  100.0   $   (1.4)
    Average pay rate...........................        --        --        --       --        --       7.18%      7.18%         --
    Average receive rate.......................        --        --        --       --        --       6.55%      6.55%         --

The Company and TU Electric
---------------------------

   ENERGY MARKETING MARKET RISK - As part of its natural gas marketing activities, EES enters into forward contracts that principally involve physical delivery of natural gas and derivative financial instruments, including options, swaps, futures and other contractual arrangements to offset price risks of gas supply. These activities involve price commitments into the future and, therefore, give rise to market risk. EES applies mark-to-market accounting to its business activities. At December 31, 1997, natural gas marketing operations had net commitments to sell approximately 50.6 billion cubic feet (Bcf) of natural gas through the year 2003 with offsetting net financial positions to purchase approximately 61.3 Bcf.

   For purposes of new SEC disclosure requirements, EES has performed a sensitivity analysis to estimate its exposure to market risk of its commodity and related financial commitments. The exposure for fixed price natural gas purchase and sale commitments, and derivative financial instruments, including options, swaps, futures and other contractual commitments, is based on a methodology that uses a five-day holding period and a 95% confidence level. EES uses market-implied volatilities to determine its exposure to volatility risk. Market risk is estimated as the potential loss in fair value resulting from at least a 15% change in market factors which may differ from actual results.
Using 15%, the most adverse change in fair value at December 31, 1997 as a result of this analysis, was a reduction of $1.1 million. For additional information regarding derivative instruments, see Note 9 to Consolidated Financial Statements.

   NUCLEAR DECOMMISSIONING AND DISPOSAL OF SPENT FUEL TRUST -- TU Electric has established an external trust to provide for nuclear decommissioning and disposal of spent fuel. The trust is invested in marketable fixed income debt and equity securities. At December 31, 1997, the current market value of the debt and equity securities was $85.9 million and $74. 1 million, respectively.
A hypothetical 10% increase in interest rates and 10% decrease in equity prices would result in a $10.8 million reduction in the fair value of the trust assets. However, adjustments to market value result in a corresponding adjustment to related liability accounts based on current regulatory treatment.

Regulation and Rates

   Under the current regulatory environment, certain System Companies are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). This statement applies to utilities that have cost-based rates established by a regulator and charged to and collected from customers. In accordance with this statement, these companies may defer the recognition of certain costs (regulatory assets) and certain obligations (regulatory liabilities) that, as a result of the ratemaking process, have probable corresponding increases or decreases in future revenues. Future significant changes in regulation or competition could affect these companies' ability to meet the criteria for continued application of SFAS 71 and may affect these companies' ability to recover such regulatory assets from, or refund such regulatory liabilities to, customers. These regulatory assets and liabilities are being amortized over various periods (5 to 40 years). The amortization is currently, or is expected to be, included in rates. In the event all or a portion of these companies' operations fail to meet the criteria for application of SFAS 71, these companies would be required to write-off all or a portion of their regulatory assets and liabilities. Should significant changes in regulation or competition occur, the affected System Companies would be required to assess the recoverability of certain assets, including plant and regulatory assets, and, if impaired, to write down the assets to reflect their fair market value. (See Note 2 to Consolidated Financial Statements.) The System Companies cannot predict the timing or extent of changes in the business environment that may require the discontinuation of SFAS 71 application.

The Company and TU Electric
---------------------------

   Although TU Electric cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this Form 10-K, which might significantly alter its basic financial position, results of operation or cash flows. (See Note 15 to Consolidated Financial Statements.)

   Docket 9300 -- The PUC's final order (Order) in connection with TU Electric's January 1990 rate increase request (Docket 9300) was reviewed by the 250th Judicial District Court of Travis County, Texas, (District Court) and thereafter was appealed to the Court of Appeals for the Third District of Texas and to the Supreme Court of Texas (Supreme Court). As a result of such review and appeals, an aggregate of $909 million of disallowances with respect to TU Electric's reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to the Company's and TU Electric's earnings, has been remanded to the District Court with instructions that it be remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC would also be required to reevaluate the appropriate level of TU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. In January 1997, the Supreme Court denied a motion for rehearing on the Comanche Peak minority owners issue filed by the original complainants. TU Electric cannot predict the outcome of the reconsideration of the Order on remand by the PUC.

   In its decision, the Supreme Court also affirmed the previous $472 million prudence disallowance related to Comanche Peak. Since the Company and TU Electric each has previously recorded a charge to earnings for this prudence disallowance, the Supreme Court's decision did not have an effect on the Company's or TU Electric's current financial position, results of operation or cash flows.

   Docket 11735 -- In July 1994, TU Electric filed a petition in the 200th Judicial District Court of Travis County, Texas to seek judicial review of the final order of the PUC granting a $449 million, or 9.0%, rate increase in connection with TU Electric's January 1993 rate increase request of $760 million, or 15.3% (Docket 11735). Other parties to the PUC proceedings also filed appeals with respect to various portions of the order.

   Dockets 15638 AND 15840 -- In May 1996, TU Electric filed with the PUC its transmission cost information and tariffs for open-access wholesale transmission service (Docket 15638) in accordance with PUC rules adopted in February 1996. These tariffs also provide for generation-related ancillary services necessary to support wholesale transactions. In August 1997, the PUC approved final tariffs for TU Electric and implemented rates for other transmission providers within the Electric Reliability Council of Texas (ERCOT) (Docket 15840). Under rates implemented by the PUC, TU Electric's payments for transmission service will exceed its revenues for providing transmission service. The PUC has adopted a rate-moderation plan that will minimize the impact of the new pricing mechanism for the first three years the rules are in effect. As such, the current maximum impact on TU Electric for 1998 is an $8.52 million deficit, which, in the opinion of TU Electric, is not expected to have a material effect on its financial position, results of operation or cash flows.

   Docket 17250 -- In late 1996, as part of its regular earnings monitoring process, the PUC staff advised the PUC, after reviewing the 1995 Electric Investor-Owned Utilities Earnings Report of TU Electric, that it believed TU Electric was earning in excess of a reasonable rate of return, and the PUC and TU Electric subsequently began discussions concerning possible remedies. It was decided to limit negotiations to a resolution of issues concerning TU Electric's earnings through 1997, and discussion of a longer-term resolution was deferred. In July 1997, the PUC issued its final written order approving TU Electric's proposal to make a one-time $80 million refund to its customers (Rate Settlement) and to leave rates unchanged during the remainder of 1997. TU Electric recorded the charge to revenues in July 1997 and included the refunds in August 1997 billings. The proposal was the result of a joint stipulation in which TU Electric was joined by the PUC General Counsel, on behalf of the PUC Staff and the public interest, the Office of Public Utility Counsel, the state agency charged with representing the interests of residential and small commercial customers, and the Coalition of Cities served by TU Electric.

   Docket 18490 -- On December 17, 1997, TU Electric, together with the PUC General Counsel, the Office of Public Utility Counsel and various other parties interested in TU Electric's rates and services, filed with the PUC a stipulation and joint application which, if granted, would among other things:
(i) result in permanent retail base rate credits beginning January 1, 1998, of 4% for residential customers, 2% for general service secondary customers and 1% for all other retail customers, (ii) result in additional permanent retail base rate credits beginning January 1, 1999, of 1.4% for residential customers, (iii) impose a 11.35% cap on TU Electric's rate of return on equity during 1998 and 1999, with any sums earned above that cap being applied as additional nuclear production depreciation, (iv) allow TU Electric to record depreciation applicable to transmission and distribution assets in 1998 and 1999 as additional depreciation of nuclear production assets, (v) establish an updated cost of service study that includes interruptible customers as customer classes,
(vi) result in the permanent dismissal of pending appeals of prior PUC orders including Docket No. 11735, if all other parties that have filed appeals of those dockets also dismiss their appeals, (vii) result in the stay of any proceedings in the remand of Docket 9300 prior to January 1, 2000, and (viii) result in all gains from off-system sales of electricity in excess of the amount included in base rates being flowed to customers through the fuel factor.

   The PUC has until March 31, 1998 to approve or reject the stipulation and joint application. Otherwise, TU Electric may terminate the base rate reductions and all other aspects of the proposal upon giving two weeks notice to the PUC.

   Fuel Cost Recovery Rule -- TU Electric in July 1997, petitioned the PUC for and received interim approval to refund approximately $67 million, including interest, in over-collected fuel costs for the period October 1995 through May 1997 (Fuel Refund). Such over-collection was primarily due to TU Electric's ability to use less expensive nuclear fuel and purchased power to offset a higher-priced natural gas market during the period. Customer refunds were included in August 1997 billings. A final order confirming the Fuel Refund was entered by the PUC in October 1997.

   Fuel Reconciliation Proceeding -- In July 1997, the PUC ruled on TU Electric's petition seeking final reconciliation of all eligible fuel and purchased power expenses incurred during the reconciliation period of July 1, 1992 through June 30, 1995 (approximately $4.7 billion ). In the ruling, the PUC disallowed approximately $81 million of eligible fuel related costs (including interest of $12 million) incurred during the reconciliation period (Fuel Disallowance). The majority of the Fuel Disallowance (approximately $67 million) is related to replacement fuel costs as a result of the November 1993 collapse of the emissions chimney serving Unit 3 of the Monticello lignite-fueled generating station. In addition, the PUC ruled that approximately $10 million from the gain on sale of sulfur dioxide allowances should be deferred and reconsidered at a future date. TU Electric received a final written order from the PUC and recorded the charge to revenues in August 1997. TU Electric strongly disagrees with the Fuel Disallowance and has appealed the PUC's order.

   Flexible Rate Initiatives -- TU Electric continues to offer flexible rates in over 160 cities with original regulatory jurisdiction within its service territory (including the cities of Dallas and Fort Worth) to existing non-residential retail and wholesale customers that have viable alternative sources of supply and would otherwise leave the system. TU Electric also continues to offer an economic development rider to attract new businesses and to encourage existing customers to expand their facilities as well as an environmental technology rider to encourage qualifying customers to convert to technologies that conserve energy or improve the environment. TU Electric will continue to pursue the expanded use of flexible rates when such rates are necessary to be price-competitive.

   Integrated Resource Plan -- In October 1994, TU Electric filed an application for approval by the PUC of certain aspects of its Integrated Resource Plan (IRP) for the ten year period 1995 - 2004. The IRP, developed as an experimental pilot project in conjunction with regulatory and customer groups, included the acquisition of electric energy through a competitive bidding process of third party-supplied demand-side management resources and renewable resources. In August 1995, the PUC remanded the case to an Administrative Law Judge for development of a solicitation plan and to more closely conform the TU Electric 1995 IRP to new state legislation that required the PUC to adopt a state-wide integrated resource planning rule by September 1, 1996. In January 1996, TU Electric filed an updated IRP with the PUC along with a proposed plan for the solicitation of resources through a competitive bidding process. The PUC issued its final order on TU Electric's IRP in October 1996, and modified the order in December 1996 and February 1997. The modified order approved a flexible solicitation plan that will allow TU Electric to conduct up to three optional resource solicitations for a total of 2,074 MW of demand-side and supply-side resources prior to the filing of its next IRP in June 1999. TU Electric is currently reviewing the need and timing for conducting the first of these resource solicitations.

   In addition to its solicitation plan in the IRP docket, TU Electric requested and received approval from the PUC to expand its Power Cost Recovery tariff to provide current cost recovery of resource acquisition costs for demand-side management resources acquired in the solicitations and for eight previously approved demand-side management contracts entered into by TU Electric to the extent such costs are not currently reflected in TU Electric's base rates.

   Open-Access Transmission -- In February 1996, pursuant to the 1995 amendments to PURA, the PUC adopted rules requiring each electric utility in ERCOT to provide wholesale transmission and related services to other utilities and non-utility power suppliers at rates, terms and conditions that are comparable to those applicable to such utility's use of its own transmission facilities.

   Under the rules, the PUC established a transmission pricing mechanism consisting of an ERCOT system-wide component and a distance-sensitive component. The ERCOT system-wide component provides that each load-serving entity in ERCOT will pay a share of the ERCOT-wide transmission cost of service based on the entity's load. The distance-sensitive component provides that a distance-sensitive rate will be paid to utilities that own transmission facilities, based on the impact of transmitting power and energy to loads. The rates charged for using the transmission system are designed to ensure that all market participants pay on a comparable basis to use the system. While all users of the transmission grid pay rates that are comparably designed, the impact on individual users will differ.

   In May 1996, TU Electric filed with the PUC, under Docket 15638, its transmission cost information and tariffs for open-access wholesale transmission service. These tariffs also provide for generation-related ancillary services necessary to support wholesale transactions. Company-specific proceedings to determine transmission rates for each transmission provider within ERCOT were concluded in 1996. In August 1997, the PUC approved final tariffs for TU Electric and implemented rates for other transmission providers within ERCOT.

   As a result of the PUC rules, the organization and structure of ERCOT has been changed to provide for equal governance among all wholesale electricity market participants. These changes were made in order to facilitate wholesale competition while ensuring continued reliability within ERCOT.

The Company
-----------

   LONE STAR GAS COMPANY AND LONE STAR PIPELINE COMPANY RATES -- In October 1996, Lone Star Pipeline filed a request with the RRC to increase the rate it charges Lone Star Gas to store and transport gas ultimately destined for residential and commercial customers in the 550 Texas cities and towns served by Lone Star Gas. Lone Star Gas also requested that the RRC separately set rates for costs to aggregate gas supply for these cities. Rates previously in effect were set by the RRC in 1982. In September 1997, the RRC issued an order reducing the charges by Lone Star Pipeline to Lone Star Gas for storage and transportation services. In that order, the RRC did authorize separate charges for the Lone Star Pipeline storage and transportation services, a separate charge by Lone Star Gas for the cost of aggregating gas supplies, and a continuation of the 100% flow through of purchased gas expense. The RRC also imposed some new criteria for affiliate gas purchases and a new reconciliation procedure that will require a review of purchased gas expenses every three years. The RRC order has become final, but is being appealed by several parties including Lone Star Pipeline and Lone Star Gas. The rates authorized by the order became effective on December 1, 1997, and will result in an annual margin reduction of approximately $8.2 million.

   On August 20, 1996, the RRC ordered a general inquiry into the rates and services of Lone Star Gas, most notably a review of Lone Star Gas' historic gas cost and gas acquisition practices since the last rate setting. The inquiry docket has been separated into different phases. Two of the phases, conversion to the NARUC account numbering system and unbundling, have been dismissed by the RRC, and one other phase, rate case expense, is pending RRC action on the basis of a stipulation of all parties. In the phase dealing with historic gas cost and gas acquisition practices, Lone Star Gas and Lone Star Pipeline have filed a motion for summary disposition stating that any retroactive rate action would be inappropriate and unlawful. Settlement discussions with intervenor cities are ongoing. If the motion for summary disposition is denied, a hearing has been scheduled to begin in August 1998. A number of management and transportation related issues have been placed in a separate phase which still has an undefined scope and is being held in abeyance pending the resolution of the phase dealing with gas costs. Management believes that gas costs were prudently incurred and were properly accounted for and recovered through the gas cost recovery mechanism previously approved by the RRC. At this time, management is unable to determine the ultimate outcome of the inquiry.

Competition

The Company and TU Electric
---------------------------

   The National Energy Policy Act of 1992 (Energy Policy Act) addresses a wide range of energy issues and is intended to increase competition in electric generation and broaden access to electric transmission systems. In addition, the Public Utility Regulatory Act of 1995, as amended (PURA), impacts the PUC and its regulatory practices and encourages increased competition in some aspects of the electric utility industry in Texas. Although the Company is unable to predict the ultimate impact of the Energy Policy Act, PURA and any related regulations or legislation on the System Companies' operations, it believes that such actions are consistent with the trend toward increased competition in the energy industry.

   In order to remain competitive, the System Companies are aggressively managing their operating costs and capital expenditures through streamlined business processes and are developing and implementing strategies to address an increasingly competitive environment. These strategies include initiatives to improve their return on corporate assets and to maximize shareholder value through new marketing programs, creative rate design and new business opportunities. Additional initiatives under consideration include the potential disposition or alternative utilization of existing assets and the restructuring of strategic business units.

   While TU Electric has experienced competitive pressures in the wholesale market resulting in a small loss of load since the beginning of 1993, wholesale sales represented a relatively low percentage of TU Electric's consolidated operating revenues in 1997. TU Electric is unable to predict the extent of future competitive developments in either the wholesale or retail markets or what impact, if any, such developments may have on its operations.

   Federal legislation such as the PURPA and, more recently, the Energy Policy Act, as well as initiatives in various states, encourage wholesale competition among electric utility and non-utility power producers. Together with increasing customer demand for lower-priced electricity and other energy services, these measures have accelerated the industry's movement toward a more competitive pricing and cost structure. Competition in the electric utility industry was also addressed in the 1995 session of the Texas legislature. PURA was amended to encourage greater wholesale competition and flexible retail pricing. PURA amendments also require the PUC to report to the legislature, during each legislative session, on competition in electric markets. Accordingly, PUC reports were submitted to the Texas legislature in January 1997, recommending that the legislature continue the process of expanding competition in the Texas electricity markets, leading to expanded retail competition, and authorize the PUC to take numerous steps toward that goal. The PUC further recommended that full competition not occur prior to the year 2000 in order to provide an environment through which both retail customers and utilities in Texas move more smoothly to achieve the perceived benefits of competition. The PUC is seeking guidance from the legislature and authority to address the issue of stranded cost recovery. The PUC's current estimate for TU Electric's potentially stranded retail costs ranged from a projected excess of net book value over market value of $7.7 billion to a projected excess of market value over net book value of $2.1 billion. Legislation that would have authorized retail competition was not enacted by the 1997 Texas legislature.

   While the Company and TU Electric anticipate legislation being enacted during the 1999 session of the Texas legislature to authorize competition in the retail market, they cannot predict the ultimate outcome of the ongoing efforts that are taking place to restructure the electric utility industry or whether such outcome will have a material effect on their financial position, results of operation or cash flows.

RESULTS OF OPERATION

The Company
-----------

   For the year ended December 31, 1997, net income for the Company decreased approximately 12% from the prior period. Results for 1997 were reduced by the recognition of TU Electric's $80.0 million Rate Settlement refund in July 1997, the August 1997 $81.1 million Fuel Disallowance (including interest) and a charge of $10.1 million from the sale of sulfur dioxide allowances previously
recognized.   After revenue-related and income taxes, these settlements reduced income by $103.4 million.  Excluding these items, 1997 net income increased
slightly over the 1996 period.   For the year ended December 31, 1996, net
income increased approximately 14% over the comparable 1995 period, excluding the after-tax effect of recording a September 1995 impairment of several non-performing assets. Such impairment, on an after-tax basis, amounted to $802 million. (See Note 14 to Consolidated Financial Statements.)

   TU Electric continued to experience core revenue and sales volume growth in excess of 3% due to increases in both number of customers and usage. Warmer than normal summer weather contributed to 1996 results, while summer weather was normal in 1995 and 1997.

   Operating revenues increased approximately 21% and 16% for the years ended December 31, 1997 and 1996, respectively. In 1997, the increase in operating revenues was due primarily to the inclusion of ENSERCH revenues ($1,278.0 million) for the period following the Merger and to TU Electric's transmission service revenues ($113.8 million) from implementing the PUC's Open Access Transmission Rule effective January 1, 1997. LCC's revenues after acquisition were $11.9 million. In 1996, the increase was due primarily to a full year of Eastern Energy's revenues ($474 million).

   Base rate electricity revenues (including unbilled sales) decreased slightly from 1996 as a result of the Rate Settlement refund mentioned above, while electric energy sales in megawatt hours (including unbilled sales) increased
approximately 2% and 11% for 1997 and 1996, respectively.   Fuel revenue
increased in 1997 and 1996 due primarily to increases in fuel costs driven by increased energy sales and spot market gas prices, partially offset, in 1997, by the Fuel Disallowance.

   Fuel and purchased power expense increased approximately 4% and 30% for 1997 and 1996, respectively. The increases were primarily due to increased energy sales and increased spot market gas prices and in 1996 included 13.1%
attributable to Eastern Energy for a full year.   (See Consolidated Operating
Statistics.) Gas purchased for resale represents the cost of gas ultimately sold to ENSERCH gas customers, which is recovered in rates.

   Total operating expenses, excluding fuel and purchased power and gas purchased for resale, increased approximately 15% for 1997 and 9% for 1996 (including 8.6% in 1997 attributable to ENSERCH companies since acquisition and 5.7% in

1996 attributable to Eastern Energy). Operation and maintenance expense increased in 1997 as result of recording third party transmission expenses in accordance with the PUC's Open Access Transmission Rule, partially offset by decreased employee benefit expenses. The 1996 increase is due primarily to increases in employee benefit expenses and payroll expenses. Taxes other than income increased in 1997 due primarily to the effect of ENSERCH and LCC amounts subsequent to acquisition. Taxes other than income decreased in 1996 as a result of a reduction in TU Electric's ad valorem tax obligation due primarily to a property tax rate reduction, partially offset by an increase in state and local gross receipts tax.

   The change in other income (deductions) - net in 1997 was primarily due to losses from an interest in a telecommunications partnership. Amounts for 1996 were lower than the previous year due primarily to increased non-utility property expenses and decreased allowance for equity funds used during construction, partially offset by gains on the disposition of certain properties.

   Interest expense and distributions on preferred securities and preferred stock of subsidiaries totaled $860.6 million in 1997, $884.3 million in 1996 and $792.9 million in 1995. The Company's capital restructuring and debt reduction programs have favorably affected the comparisons. Year - to - year comparisons are also affected by the debt incurred or assumed in connection with the 1997 acquisitions of ENSERCH and LCC and the December 1995 acquisition of Eastern Energy. Interest expense in 1996 included an interest payment related to a settlement with the Internal Revenue Service, and 1997 interest expense included a charge related to the settlement on over-recovered fuel. Allowance for funds used during construction (AFUDC) decreased $2.4 million from 1996 to 1997 and $4.1 million from 1995 to 1996.

   The change in income tax expense (benefit) from 1995 to 1996 was due primarily to the effects of the recording of the September 1995 asset impairment. (See Note 10 to Consolidated Financial Statements for a reconciliation of income taxes (benefit) computed at the statutory rate to provision for income taxes (benefit).)

TU Electric
-----------

   For the year ended December 31, 1997, net income for TU Electric decreased approximately 11% from the prior period. Results for 1997 were reduced by the Rate Settlement, Fuel Disallowance and charge mentioned above which totaled $103.4 million after-taxes. Excluding these items, 1997 net income increased
slightly over the 1996 period.   For the year ended December 31, 1996, net
income increased approximately 12% over the comparable 1995 period (excluding the $316 million after-tax effect of the September 1995 asset impairment).

   Operating revenues increased approximately 2% and 8% for the years ended December 31, 1997 and 1996, respectively. In 1997, the increase in operating revenue reflects transmission service revenues ($113.5 million) from implementing the PUC's Open Access Transmission Rule effective January 1, 1997, with revenue increases due to customer growth essentially offsetting the impact of the Rate Settlement, the Fuel Disallowance and the charge related to the sulphur dioxide allowances. In 1996, the increase was a result of customer growth, increased usage and warmer than normal summer weather.

  Base rate electricity revenues (including unbilled sales) decreased slightly from 1996 as a result of the Rate Settlement refund mentioned above while electric energy sales in MWh (including unbilled sales) increased approximately
2% and 6% for 1997 and 1996, respectively.   Fuel revenue increased in 1997 and
1996 due primarily to increases in fuel costs driven by increased energy sales and spot market gas prices, partially offset, in 1997, by the Fuel Disallowance.

  Fuel and purchased power expense increased approximately 5% and 16% for 1997 and 1996, respectively. The increases were primarily due to increased energy sales and increased spot market gas prices.

  Total operating expenses, excluding fuel and purchased power and gas purchased for resale, increased approximately 5% for 1997 and 4% for 1996. Operation and maintenance expense increased in 1997 as result of recording third party transmission expenses in accordance with the PUC's Open Access Transmission Rule, partially offset by decreased employee benefit expenses. The 1996 increase is due primarily to increases in employee benefit expense and payroll expense. Taxes, other than income taxes decreased in 1996 as a result of a reduction in TU Electric's ad valorem tax obligation due primarily to a property tax rate reduction, partially offset by an increase in state and local gross receipts tax.

  Other income (deductions) - net decreased in 1997 primarily due to lower income tax benefits while 1995 included the after tax effects of the impairment write-down.

  Total interest charges, excluding AFUDC and distributions on preferred securities of subsidiary trusts, decreased approximately 5% in each of the years 1997 and 1996 compared to the prior year period. The capital restructuring and debt reduction programs have favorably affected the comparisons.

CHANGES IN ACCOUNTING STANDARDS

The Company and TU Electric
---------------------------

   SFAS 130, "Reporting Comprehensive Income," will become effective in 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

  SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," will become effective in 1998. This statement establishes standards for defining and reporting business segments. The Company and TU Electric are currently determining their reportable segments.

  The adoption of SFAS 130 and SFAS 131 will not affect financial position, results of operations or cash flows.

YEAR 2000 ISSUES

  Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or produce erroneous data by or at the Year 2000. The Year 2000 issues affect virtually all companies and organizations.

  The Company began its Year 2000 initiative in 1996 by addressing mainframe-based application systems. In early 1997, an infrastructure project to address information technology (IT) related equipment and systems software was begun.
In late 1997, a corporate-wide project to address Year 2000 issues related to embedded systems such as process controls for energy production and delivery and client-developed applications was begun. Most of the ENSERCH mainframe applications, infrastructure, embedded systems and client-developed applications that will not be migrated to existing or planned Company systems have been incorporated into these projects. These projects extend beyond the Company's organization in an effort to also work with key vendors, service suppliers and others so that the Company can appropriately prepare for Year 2000.

  The remediation and replacement work on the majority of IT application systems and infrastructure are expected to be completed by the end of 1998. Much of the work on the corporate-wide Year 2000 project is expected to be completed by the end of 1998, although the project will extend into 1999. Based on present assessments of the IT and infrastructure projects, a cost of $11.25 million was estimated. These costs are being expensed as incurred over the four-year period (1996 through 1999) covered by the projects. Assessment of the cost of the corporate-wide Year 2000 project is in the early stages.

  Eastern Energy initiated a Year 2000 project in the third quarter of 1997. The estimated cost of that project is $1.8 million, with completion anticipated in early 1999. The cost to either modify or replace LCC application systems affected by Year 2000 is estimated to be $1.5 million, with completion anticipated in 1999. The effect on LCC's embedded systems is still being assessed.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                          STATEMENT OF RESPONSIBILITY

   The management of Texas Utilities Company is responsible for the preparation, integrity and objectivity of the consolidated financial statements of the Company and its subsidiaries and other information included in this report. The consolidated financial statements have been prepared in conformity with
generally accepted accounting principles.   As appropriate, the statements
include amounts based on informed estimates and judgments of management.

   The management of the Company has established and maintains a system of internal control designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent certified public accountants concerning the Company's system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 1997, the Company's system of internal control was adequate to accomplish the objectives discussed herein.

   The Board of Directors of the Company addresses its oversight responsibility for the consolidated financial statements through its Audit Committee, which is composed of directors who are not employees of the Company. The Audit Committee meets regularly with the Company's management, internal auditors and independent certified public accountants to review matters relating to financial reporting, auditing and internal control. To ensure auditor independence, both the internal auditors and independent certified public accountants have full and free access to the Audit Committee.

   The independent certified public accounting firm of Deloitte & Touche LLP is engaged to audit, in accordance with generally accepted auditing standards, the consolidated financial statements of the Company and its subsidiaries and to issue their report thereon.

                                                /s/ ERLE NYE
                                    --------------------------------------------
                                        Erle Nye, Chairman of the Board
                                              and Chief Executive


                                              /s/ D. W. BIEGLER
                                    --------------------------------------------
                                          D. W. Biegler, President and
                                            Chief Operating Officer


                                           /s/ MICHAEL J. McNALLY
                                    --------------------------------------------
                                    Michael J. McNally, Executive Vice President
                                           and Chief Financial Officer


                                             /s/ J. W. PINKERTON
                                    --------------------------------------------
                                         J. W. Pinkerton, Controller and
                                          Principal Accounting Officer

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES

                          STATEMENT OF RESPONSIBILITY

   The management of Texas Utilities Electric Company is responsible for the preparation, integrity and objectivity of the financial statements of TU Electric and its subsidiaries and other information included in this report. The financial statements have been prepared in conformity with generally accepted accounting principles. As appropriate, the statements include amounts based on informed estimates and judgments of management.

   The management of TU Electric has established and maintains a system of internal control designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent certified public accountants concerning TU Electric's system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 1997, TU Electric's system of internal control was adequate to accomplish the objectives discussed herein.

   The independent certified public accounting firm of Deloitte & Touche LLP is engaged to audit, in accordance with generally accepted auditing standards, the financial statements of TU Electric and to issue their report thereon.


                                                 /s/  ERLE NYE
                                    --------------------------------------------
                                           Erle Nye, Chairman of the Board
                                                and Chief Executive


                                               /s/ D. W. BIEGLER
                                    --------------------------------------------
                                          D. W. Biegler, President and
                                             Chief Operating Officer


                                             /s/ ROBERT S. SHAPARD
                                    --------------------------------------------
                                    Robert S. Shapard, Treasurer and Assistant
                                    Secretary and Principal Financial Officer

                                              /s/ J. W. PINKERTON
                                    --------------------------------------------
                                          J. W. Pinkerton, Controller and
                                            Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT

Texas Utilities Company and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Texas Utilities Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and common stock equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Texas Utilities Company and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Dallas, Texas
February 24, 1998

INDEPENDENT AUDITORS' REPORT

Texas Utilities Electric Company and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Texas Utilities Electric Company (TU Electric) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of TU Electric management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Texas Utilities Electric Company and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Dallas, Texas
February 24, 1998

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME



                                                                               Year Ended December 31,
                                                                      ------------------------------------------
                                                                        1997             1996            1995
                                                                        ----             ----            ----
                                                                                  Thousands of Dollars

OPERATING REVENUES.............................................      $7,945,608       $6,550,928       $5,638,688
                                                                     ----------       ----------       ----------
OPERATING EXPENSES
 Fuel and purchased power......................................       2,212,689        2,136,309        1,640,990
 Gas purchased for resale......................................       1,052,977               --               --
 Operation and maintenance.....................................       1,548,150        1,256,280        1,109,644
 Depreciation and amortization.................................         666,448          620,505          563,819
 Taxes other than income.......................................         558,673          534,844          536,608
                                                                     ----------       ----------       ----------
  Total operating expenses.....................................       6,038,937        4,547,938        3,851,061
                                                                     ----------       ----------       ----------

OPERATING INCOME...............................................       1,906,671        2,002,990        1,787,627

OTHER INCOME (DEDUCTIONS) -- NET...............................         (17,588)          (1,148)          24,583
                                                                     ----------       ----------       ----------

INCOME BEFORE INTEREST, OTHER CHARGES
  AND INCOME TAXES.............................................       1,889,083        2,001,842        1,812,210
                                                                     ----------       ----------       ----------
INTEREST AND OTHER CHARGES
 Interest......................................................         762,937          797,893          706,182
 Allowance for borrowed funds used during construction.........          (8,890)         (11,248)         (15,327)
 Impairment of assets..........................................              --               --        1,233,320
 Distributions on TU Electric obligated, mandatorily
  redeemable, preferred securities of subsidiary trusts
  holding solely debentures of TU Electric.....................          69,701           33,001            1,801
 Preferred stock dividends of subsidiaries.....................          27,983           53,358           84,914
                                                                     ----------       ----------       ----------
   Total interest and other charges............................         851,731          873,004        2,010,890
                                                                     ----------       ----------       ----------

INCOME (LOSS) BEFORE INCOME TAXES..............................       1,037,352        1,128,838         (198,680)

INCOME TAX EXPENSE (BENEFIT)...................................         376,898          375,232          (60,035)
                                                                     ----------       ----------       ----------

NET INCOME (LOSS)..............................................      $  660,454       $  753,606       $ (138,645)
                                                                     ==========       ==========       ==========
Average shares of common stock
 outstanding (thousands).......................................         230,958          225,160          225,841

Per share of common stock:
   Basic earnings (loss).......................................           $2.86            $3.35           $(0.61)
   Diluted earnings (loss).....................................           $2.85            $3.35           $(0.61)
   Dividends declared..........................................           $2.125           $2.025          $ 2.81


See Notes to Consolidated Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                           Year Ended December 31,
                                                                                 -------------------------------------------
                                                                                   1997             1996              1995
                                                                                   ----             ----              ----
                                                                                             Thousands of Dollars
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss).........................................................     $  660,454      $   753,606      $  (138,645)
 Adjustments to reconcile net income (loss) to cash
 provided by operating activities:
   Depreciation and amortization (including amounts charged to fuel).......        838,606          774,305          725,646
   Deferred income taxes -- net............................................        167,705          184,612         (204,550)
   Investment tax credits -- net...........................................        (22,851)         (33,075)         (22,774)
   Allowance for equity funds used during construction.....................         (5,236)          (1,575)          (6,680)
   Impairment of assets....................................................             --               --        1,233,320
   Changes in operating assets and liabilities:
     Accounts receivable...................................................       (441,964)          (2,503)         (22,898)
     Inventories...........................................................        (13,891)           6,328           18,701
     Accounts payable......................................................        333,763           33,388           10,904
     Interest and taxes accrued............................................         39,902          (33,463)         (94,158)
     Other working capital.................................................         90,322            9,912          (25,932)
     Over/(under) - recovered fuel revenue -- net of deferred taxes........        (20,483)         (47,368)          94,717
     Gas marketing risk management assets and liabilities..................        (13,142)              --               --
     Other -- net..........................................................         45,933           79,918            5,902
                                                                                ----------       ----------       ----------
       Cash provided by operating activities...............................      1,659,118        1,724,085        1,573,553
                                                                                ----------       ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuances of securities:
   First mortgage bonds....................................................        212,715          244,225          535,055
   Other long-term debt....................................................        609,964        1,199,679          300,000
   TU Electric obligated, mandatorily redeemable, preferred securities
    of subsidiary trusts holding solely debentures of TU Electric..........        493,273               --          381,476
 Retirements of securities:
   First mortgage bonds....................................................       (939,467)        (556,847)        (684,385)
   Other long-term debt....................................................       (634,407)      (1,273,934)        (202,520)
   Preferred stock of subsidiaries.........................................       (553,093)         (50,269)        (504,781)
   Common stock............................................................       (148,780)         (51,636)              --
 Change in notes payable:
   Commercial paper........................................................      1,102,749          (31,894)         (78,841)
   Banks...................................................................       (543,080)        (140,378)         731,945
 Common stock dividends paid...............................................       (478,592)        (451,063)        (695,656)
Debt premium, discount,  financing and reacquisition expenses..............        (40,774)         (44,043)        (123,668)
                                                                                ----------       ----------       ----------
       Cash used in financing activities...................................       (919,492)      (1,156,160)        (341,375)
                                                                                ----------       ----------       ----------
CASH FLOWS FROM  INVESTING ACTIVITIES
 Construction expenditures.................................................       (586,097)        (434,139)        (434,338)
 Allowance for equity funds used during construction (excluding
  amount for nuclear fuel).................................................          2,941              892            3,952
 Change in construction receivables/payables -- net........................         (1,688)            (706)           2,140
 Nuclear fuel (excluding allowance for equity funds used
  during construction).....................................................        (74,510)         (58,895)         (55,013)
 Acquisitions..............................................................          4,777           (9,821)        (616,865)
 Other investments.........................................................        (58,753)         (75,822)        (111,175)
                                                                                ----------       ----------       ----------
       Cash used in investing activities...................................       (713,330)        (578,491)      (1,211,299)
                                                                                ----------       ----------       ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH....................................          2,294            1,558           (3,452)
                                                                                ----------       ----------       ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS....................................         28,590           (9,008)          17,427

CASH AND CASH EQUIVALENTS --  BEGINNING BALANCE............................         15,845           24,853            7,426
                                                                                ----------       ----------       ----------
CASH AND CASH EQUIVALENTS -- ENDING BALANCE................................     $   44,435       $   15,845       $   24,853
                                                                                ==========       ==========       ==========

See Notes to Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          December 31,
                                                                  --------------------------
                                                                     1997             1996
                                                                     ----             ----
                                                                      Thousands of Dollars
PROPERTY, PLANT AND EQUIPMENT
 Electric:
   Production...............................................     $16,294,778       $16,277,151
   Transmission.............................................       1,675,681         1,607,925
   Distribution.............................................       5,779,226         5,655,677
 Gas distribution and pipeline..............................       1,068,708                --
 Telecommunications.........................................         145,125                14
 Other......................................................         562,890           503,674
                                                                 -----------       -----------
      Total.................................................      25,526,408        24,044,441
 Less accumulated depreciation..............................       6,715,662         6,127,610
                                                                 -----------       -----------
     Net of accumulated depreciation........................      18,810,746        17,916,831
 Construction work in progress..............................         330,184           240,612
 Nuclear fuel (net of accumulated amortization: 1997
      -- $456,490,000;
     1996 --$369,114,000)...................................         242,018           252,589
 Held for future use........................................          24,087            24,483
  Less reserve for regulatory disallowances                          836,005           836,005
                                                                 -----------       -----------
    Net property, plant and equipment.......................      18,571,030        17,598,510
                                                                 -----------       -----------
INVESTMENTS
  Goodwill (net of accumulated amortization:
   1997-- $33,444,000; 1996--$15,894,000)...................       1,423,420           528,102
 Other investments..........................................         851,320           630,121
                                                                 -----------       -----------
     Total investments......................................       2,274,740         1,158,223
                                                                 -----------       -----------
CURRENT ASSETS
 Cash and cash equivalents..................................          44,435            15,845
 Accounts receivable:
  Customers.................................................         941,506           290,111
  Other.....................................................          50,883            44,032
  Allowance for uncollectible accounts......................         (11,322)           (6,262)
 Inventories -- at average cost:
  Materials and supplies....................................         209,825           200,601
  Fuel stock................................................          81,490            77,227
  Gas stored underground....................................         156,637            44,472
 Gas marketing risk management assets.......................         365,650                --
 Prepayments................................................          59,809            56,324
 Deferred income taxes......................................          76,307            50,972
 Other current assets.......................................          19,628            14,084
                                                                 -----------       -----------
    Total current assets....................................       1,994,848           787,406
                                                                 -----------       -----------
DEFERRED DEBITS
 Unamortized regulatory assets..............................       1,853,016         1,753,418
 Deferred income taxes......................................              --            10,997
 Other deferred debits......................................         180,495            89,101
                                                                 -----------       -----------
    Total deferred debits...................................       2,033,511         1,853,516
                                                                 -----------       -----------

          Total.............................................     $24,874,129       $21,397,655
                                                                 ===========       ===========

See Notes to Consolidated Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                        CAPITALIZATION AND LIABILITIES


                                                             December 31,
                                                      --------------------------
                                                           1997          1996
                                                           ----          ----
                                                         Thousands of Dollars

CAPITALIZATION
 Common stock without par value -- net..............  $ 5,587,200    $ 4,787,047
 Retained earnings..................................    1,311,875      1,202,390
 Cumulative currency translation adjustment.........      (56,013)        43,476
                                                      -----------    -----------
     Total common stock equity......................    6,843,062      6,032,913
 Preferred stock of subsidiaries:
   Not subject to mandatory redemption..............      304,194        464,427
   Subject to mandatory redemption..................       20,600        238,391
 TU Electric obligated, mandatorily redeemable,
  preferred securities of subsidiary trusts
  holding solely debentures of TU Electric..........      875,146        381,311
 Long-term debt, less amounts due currently.........    8,759,379      8,668,111
                                                      -----------    -----------
     Total capitalization...........................   16,802,381     15,785,153
                                                      -----------    -----------


CURRENT LIABILITIES
 Notes payable:
   Commercial paper.................................      570,000        253,151
   Banks............................................       44,442         69,788
 Long-term debt due currently.......................      772,071        356,076
 Accounts payable...................................      879,593        336,391
 Gas marketing risk management liabilities..........      357,044             --
 Dividends declared.................................      139,994        129,879
 Customers' deposits................................       91,440         80,390
 Taxes accrued......................................      182,532        143,424
 Interest accrued...................................      193,125        156,758
 Deferred income taxes..............................        7,919         10,951
 Over-recovered fuel revenue........................       11,987         42,984
 Other current liabilities..........................      271,853         90,485
                                                      -----------    -----------
     Total current liabilities......................    3,522,000      1,670,277
                                                      -----------    -----------


DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
 Accumulated deferred income taxes..................    2,989,254      2,812,623
 Unamortized investment tax credits.................      570,283        589,713
 Pensions and other postretirement benefits.........      402,292        195,667
 Other deferred credits and noncurrent liabilities..      587,919        344,222
                                                      -----------    -----------
     Total deferred credits and other noncurrent
      liabilities...................................    4,549,748      3,942,225


COMMITMENTS AND CONTINGENCIES (Note 15)


                                                      -----------    -----------

    Total...........................................  $24,874,129    $21,397,655
                                                      ===========    ===========

See Notes to Consolidated Financial Statements.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY

                                                                               Year Ended December 31,
                                                                        ------------------------------------
                                                                           1997         1996         1995
                                                                           ----         ----         ----
                                                                               Thousands of Dollars
COMMON STOCK without par value-authorized shares -- 500,000,000:
 Balance at beginning of year.......................................    $4,787,047   $4,806,912   $4,798,797
    Issued for acquisitions:
         ENSERCH Corporation (15,861,272 shares)....................       565,105           --           --
         Lufkin-Conroe Communications Co.  (8,727,730 shares).......       317,142           --           --
    Issued for Long-Term Incentive Compensation Plan
       (61,000 shares)..............................................         2,594           --           --
    Net change in unamortized costs of Long-Term Incentive
       Compensation Plan............................................        (2,197)          --           --
    Common stock repurchased and retired (4,015,000 shares in 1997
       and 1,238,480 shares in 1996)................................       (90,186)     (27,980)          --
    Special allocation to Thrift Plan by trustee....................         8,115        8,137        8,115
    Other...........................................................          (420)         (22)          --
                                                                        ----------   ----------   ----------
 Balance at end of year (1997-245,237,559 shares;
    1996 -- 224,602,557  shares; and 1995 - 225,841,037 shares)          5,587,200    4,787,047    4,806,912
                                                                        ----------   ----------   ----------

RETAINED EARNINGS:
 Balance at beginning of year.......................................     1,202,390      924,444    1,691,250
    Net income (loss)...............................................       660,454      753,606     (138,645)
    Dividends declared on common stock..............................      (496,244)    (456,059)    (634,613)
    Common stock repurchased and retired............................       (58,594)     (23,633)          --
    LESOP dividend deduction tax benefit and other..................         3,869        4,032        6,452
                                                                        ----------   ----------   ----------
 Balance at end of year.............................................     1,311,875    1,202,390      924,444
                                                                        ----------   ----------   ----------

CUMULATIVE CURRENCY TRANSLATION ADJUSTMENT:
 Balance at beginning of year.......................................        43,476          397           --
   Change during the year - net of deferred income taxes............       (99,489)      43,079          397
                                                                        ----------   ----------   ----------
 Balance at end of year.............................................       (56,013)      43,476          397
                                                                        ----------   ----------   ----------
COMMON STOCK EQUITY.................................................    $6,843,062   $6,032,913   $5,731,753
                                                                        ==========   ==========   ==========

See Notes to Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME


                                                Year Ended December 31,
                                             ------------------------------
                                             1997         1996         1995
                                             ----         ----         ----
                                                 Thousands of Dollars

OPERATING REVENUES                        $6,135,417   $6,029,611   $5,560,462
                                          ----------   ----------   ----------
OPERATING EXPENSES
  Fuel and purchased power.............    2,062,709    1,965,756    1,697,091
  Operation and maintenance............    1,226,384    1,111,911    1,049,034
  Depreciation and amortization........      572,277      561,902      549,611
  Income taxes.........................      419,681      421,012      382,315
  Taxes other than income..............      507,306      506,432      512,045
                                          ----------   ----------   ----------
    Total operating expenses...........    4,788,357    4,567,013    4,190,096
                                          ----------   ----------   ----------

OPERATING INCOME.......................    1,347,060    1,462,598    1,370,366
                                          ----------   ----------   ----------
OTHER INCOME (LOSS)
  Allowance for equity funds used
   during construction.................        5,202        1,549        6,658
  Impairment of assets.................           --           --     (486,350)
  Other income (deductions) -- net.....       (1,699)         503        8,625
  Income taxes.........................       10,135       15,513      169,362
                                          ----------   ----------   ----------
    Total other income (loss)..........       13,638       17,565     (301,705)
                                          ----------   ----------   ----------

INCOME BEFORE INTEREST AND OTHER
 CHARGES...............................    1,360,698    1,480,163    1,068,661
                                          ----------   ----------   ----------
INTEREST AND OTHER CHARGES
  Interest on mortgage bonds...........      439,398      486,791      526,977
  Interest on other long-term debt.....       22,124       26,456       44,071
  Other interest.......................       65,744       82,459       58,500
  Distributions on TU Electric
   obligated, mandatorily redeemable,
   preferred securities of subsidiary
    trusts holding solely debentures
   of TU Electric......................       69,701       33,001        1,801
  Allowance for borrowed funds used
   during construction.................       (8,143)     (11,239)     (15,319)
                                          ----------   ----------   ----------
     Total interest and other charges..      588,824      617,468      616,030
                                          ----------   ----------   ----------

NET INCOME.............................      771,874      862,695      452,631
PREFERRED STOCK DIVIDENDS..............       26,850       53,358       84,914
                                          ----------   ----------   ----------
NET INCOME AVAILABLE FOR
 COMMON STOCK..........................   $  745,024   $  809,337   $  367,717
                                          ==========   ==========   ==========


                 STATEMENTS OF CONSOLIDATED RETAINED EARNINGS


                                                 Year Ended December 31,
                                              -------------------------------
                                              1997          1996         1995
                                              ----          ----         ----
                                                     Thousands of Dollars

BALANCE AT BEGINNING OF YEAR.............  $1,373,602   $1,067,593   $  948,136
 Net income..............................     771,874      862,695      452,631
 Transfer from common stock..............          --           --      433,820
 Preferred stock dividends...............     (26,850)     (53,358)     (84,914)
 Common stock dividends..................    (136,416)    (503,328)    (682,080)
                                           ----------   ----------   ----------
BALANCE AT END OF YEAR...................  $1,982,210   $1,373,602   $1,067,593
                                           ==========   ==========   ==========


See Notes to Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                      Year Ended December 31,
                                                            ------------------------------------------
                                                                1997            1996           1995
                                                                ----            ----           ----
                                                                       Thousands of Dollars
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..............................................  $   771,874     $   862,695    $   452,631
  Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization (including amounts
    charged to fuel)......................................      710,366         684,710        685,693
   Deferred income taxes -- net...........................      134,263         149,851         83,621
   Investment tax credits -- net..........................      (21,222)        (31,501)       (21,201)
   Allowance for equity funds used during construction....       (5,202)         (1,549)        (6,658)
   Impairment of assets...................................           --              --        427,478
   Changes in operating assets and liabilities:
    Accounts receivable...................................     (123,735)          9,190        (24,807)
    Inventories...........................................       (4,122)          3,366            612
    Accounts payable......................................       44,169          52,126          1,842
    Interest and taxes accrued............................       42,086         (18,718)      (110,455)
    Other working capital.................................       82,651          (1,255)         4,917
    Over/(under) - recovered fuel revenue -- net of
     deferred taxes.......................................      (20,488)        (47,368)        94,717
    Other -- net..........................................       58,890          39,908         (2,580)
                                                              ---------       ---------      ---------
      Cash provided by operating activities...............    1,669,530       1,701,455      1,585,810
                                                              ---------       ---------      ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES
 Issuances of securities:
   First mortgage bonds...................................      212,715         244,225        535,055
   Other long-term debt...................................      300,000              --        300,000
   TU Electric obligated, mandatorily redeemable,
    preferred securities of subsidiary trusts holding
    solely debentures of TU Electric......................      493,273              --        381,476
 Retirements of securities:
   First mortgage bonds...................................     (939,440)       (556,820)      (684,385)
   Other long-term debt...................................       (2,413)       (302,458)      (183,947)
   Preferred stock........................................     (553,094)        (50,269)      (504,781)
   Common stock...........................................     (279,654)             --             --
 Change in notes receivable/payable -- affiliates.........      218,444         (33,159)        26,238
 Change in notes payable -- commercial paper..............     (253,151)        (68,839)       (41,896)
 Preferred stock dividends paid...........................      (36,246)        (54,411)       (95,304)
 Common stock dividends paid..............................     (272,832)       (366,912)      (682,080)
 Debt premium, discount, financing and reacquisition
  expenses................................................      (26,892)        (37,898)      (123,393)
                                                              ---------       ---------      ---------
Cash used in financing activities.........................   (1,139,290)     (1,226,541)    (1,073,017)
                                                              ---------       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures................................     (446,088)       (377,438)      (407,305)
 Allowance for equity funds used during construction
  (excluding amount for nuclear fuel).....................        2,907             867          3,929
 Change in construction receivables/payables -- net.......       (1,688)           (706)        (1,305)
 Nuclear fuel (excluding allowance for equity funds used
  during construction)....................................      (74,510)        (58,895)       (55,013)
   Other investments......................................      (12,037)        (48,370)       (37,165)
                                                              ---------       ---------      ---------
Cash used in investing activities.........................     (531,416)       (484,542)      (496,859)
                                                              ---------       ---------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS...................       (1,176)         (9,628)        15,934

CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE............       13,005          22,633          6,699
                                                              ---------       ---------      ---------
CASH AND CASH EQUIVALENTS -- ENDING BALANCE...............   $   11,829      $   13,005     $   22,633
                                                              =========       =========      =========

See Notes to Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                            December 31,
                                                      ------------------------
                                                          1997         1996
                                                          ----         ----
                                                        Thousands of Dollars

ELECTRIC PLANT
 In service:
  Production........................................  $15,369,306  $15,330,974
  Transmission......................................    1,669,259    1,601,628
  Distribution......................................    4,745,270    4,442,547
  General...........................................      436,059      432,178
                                                      -----------  -----------
    Total...........................................   22,219,894   21,807,327
  Less accumulated depreciation.....................    6,120,309    5,594,363
                                                      -----------  -----------
    Electric plant in service, less
     accumulated depreciation.......................   16,099,585   16,212,964
 Construction work in progress......................      190,579      210,573
 Nuclear fuel (net of accumulated amortization:
  1997 -- $456,490,000, 1996 -- $369,114,000).......      242,017      252,589
 Held for future use................................       23,966       24,483
                                                      -----------  -----------
    Electric plant, less accumulated
     depreciation and amortization..................   16,556,147   16,700,609
 Less reserve for regulatory disallowances..........      836,005      836,005
                                                      -----------  -----------
    Net electric plant..............................   15,720,142   15,864,604
                                                      -----------  -----------


INVESTMENTS.........................................      534,487      508,437
                                                      -----------  -----------

CURRENT ASSETS
 Cash and cash equivalents..........................       11,829       13,005
 Accounts receivable:
   Customers........................................      345,041      215,706
   Other............................................       18,710       23,282
   Allowance for uncollectible accounts.............       (6,049)      (5,021)
 Notes receivable -- affiliates.....................           --       35,515
 Inventories -- at average cost:
   Materials and supplies...........................      181,157      181,405
   Fuel stock.......................................       81,489       77,119
 Prepayments........................................       31,338       31,758
 Deferred income taxes..............................       49,359       50,882
 Other current assets...............................        1,818        3,246
                                                      -----------  -----------
   Total current assets.............................      714,692      626,897
                                                      -----------  -----------

DEFERRED DEBITS
 Unamortized regulatory assets......................    1,796,516    1,735,306
 Other deferred debits..............................       67,596       59,695
                                                      -----------  -----------
   Total deferred debits............................    1,864,112    1,795,001
                                                      -----------  -----------
   Total............................................  $18,833,433  $18,794,939
                                                      ===========  ===========

See Notes to Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES


                                                             December 31,
                                                       -------------------------
                                                          1997          1996
                                                          ----          ----
                                                         Thousands of Dollars
CAPITALIZATION
 Common stock without par value:
   Authorized shares -- 180,000,000
   Outstanding shares 1997 -- 142,931,000; 1996 --
    156,800,000......................................  $ 4,316,235   $ 4,732,305
 Retained earnings...................................    1,982,210     1,373,602
                                                       -----------   -----------
    Total common stock equity........................    6,298,445     6,105,907
 Preferred stock:
   Not subject to mandatory redemption...............      129,194       464,427
   Subject to mandatory redemption...................       20,600       238,391
 TU Electric obligated, mandatorily redeemable,
  preferred securities of subsidiary trusts
  holding solely debentures of TU Electric...........      875,146       381,311
 Long-term debt, less amounts due currently..........    5,475,447     6,310,594
                                                       -----------   -----------
    Total capitalization.............................   12,798,832    13,500,630
                                                       -----------   -----------



CURRENT LIABILITIES
 Notes payable:
     Affiliates......................................      182,929            --
     Commercial paper................................           --       253,151
 Long-term debt due currently........................      752,645       338,213
 Accounts payable:
   Affiliates........................................      289,075       126,143
   Other.............................................      152,367       136,401
 Dividends declared..................................        2,567       148,379
 Customers' deposits.................................       74,256        70,141
 Taxes accrued.......................................      167,009       132,514
 Interest accrued....................................      140,538       132,947
 Over-recovered fuel revenue.........................       11,987        42,984
  Other current liabilities                                134,369        57,681
                                                       -----------   -----------
    Total current liabilities........................    1,907,742     1,438,554
                                                       -----------   -----------


DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
 Accumulated deferred income taxes...................    3,216,951     2,989,612
 Unamortized investment tax credits..................      556,743       577,965
  Other deferred credits and noncurrent liabilities        353,165       288,178
                                                       -----------   -----------
    Total deferred credits and other noncurrent
     liabilities.....................................    4,126,859     3,855,755



COMMITMENTS AND CONTINGENCIES (Note 15)


                                                       -----------   -----------

    Total............................................  $18,833,433   $18,794,939
                                                       ===========   ===========

See Notes to Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BUSINESS, MERGERS AND ACQUISITIONS

The Company
-----------

   Texas Utilities Company (TUC, or the Company) is a holding company which owns all of the outstanding common stock of Texas Energy Industries Inc. (TEI) and ENSERCH Corporation (ENSERCH). TEI is a holding company; the assets of its primary subsidiary, Texas Utilities Electric Company (TU Electric), and the Company's other electric utility businesses represent in excess of 85% of the total assets and in excess of 75% of the total revenues of the Company. TU Electric is engaged in the generation, purchase, transmission, distribution and sale of electric energy wholly within Texas. Two other subsidiaries of TEI are engaged directly or indirectly in public utility operations: Southwestern Electric Service Company (SESCO) and Texas Utilities Australia Pty. Ltd. (TU Australia), which in December 1995 acquired the common stock of Eastern Energy Limited (Eastern Energy), one of five electricity distribution companies operating in Victoria, Australia. Neither SESCO nor Eastern Energy generate electric energy. TEI has other wholly-owned service subsidiaries, which support the operations of the Company and its operating subsidiaries. For 1997, none of the Company's other businesses are significant individually or in the aggregate and, accordingly, do not require separate segment disclosure under existing accounting standards. The Company is currently determining its reportable segments under Statement of Financial Accounting Standards (SFAS) No. 131, which becomes effective in 1998.

   On August 5, 1997, the merger transactions (Merger) between the former Texas Utilities Company, now known as TEI and ENSERCH were completed. At the effective time of the Merger: (i) the former Texas Utilities Company changed its name to TEI, (ii) TEI and ENSERCH merged with wholly-owned subsidiaries of TUC Holding Company, which, as a result, owned all the common stock of TEI and of ENSERCH,
(iii) TUC Holding Company changed its name to Texas Utilities Company (now the Company), (iv) each share of TEI's common stock was automatically converted into one share of common stock of TUC, and (v) each share of common stock of ENSERCH was automatically converted into 0.225 share of common stock of TUC, with cash issued in lieu of fractional shares. The share conversions were tax-free transactions.

   Businesses and subsidiaries acquired in the Merger were Lone Star Gas Company (Lone Star Gas), a gas distribution company in Texas, serving over 1.35 million customers and providing service through over 23,800 miles of distribution mains; Lone Star Pipeline Company (Lone Star Pipeline), which has approximately 7,600 miles of gathering and transmission pipeline in Texas; and subsidiaries engaged in natural gas processing, natural gas marketing, independent power production and international gas distribution systems development.

   In the Merger, approximately 15.9 million shares of TUC common stock were issued to former holders of ENSERCH common stock. The value assigned to the TUC shares issued and costs incurred in connection with the acquisition of ENSERCH aggregated $579 million. At the date of the Merger, ENSERCH had debt and preferred stock outstanding of approximately $1.3 billion. Effective with the Merger, under terms specified in the Merger agreement, outstanding options for ENSERCH common stock were exchanged for options for 532,913 shares of the Company's common stock exercisable at prices ranging from $7.03 to $37.71 per share, and ENSERCH was precluded from awarding further options. The estimated fair value of these options of $3,214,000 was accounted for as a part of the cost of the acquisition. At December 31, 1997, 402,966 of these options remained outstanding and exercisable.

   On November 21, 1997, the Company acquired Lufkin-Conroe Communications Co.
(LCC). Approximately 8.7 million shares of TUC common stock were issued to LCC stockholders in a stock-for-stock exchange. The value assigned to the TUC shares issued and costs incurred in connection with the acquisition of LCC aggregated $319 million. At the date of the acquisition, LCC had debt outstanding of approximately $31 million. LCC is the parent company of Lufkin-Conroe Telephone Exchange, Inc. (LCTX) and Lufkin-Conroe Telecommunications Corporation (LCT) and its subsidiaries. LCTX is an independent local exchange carrier that serves approximately 100,000 access lines in the Alto, Conroe and Lufkin areas of southeast Texas. It also provides access services to a number of interexchange carriers who provide long distance services.

LCT and its subsidiaries own fiber optic cable systems which they lease to interexchange carriers, provide Internet access, radio communications tower rentals, cellular mobile telephones and radio paging services and private branch exchange service to local customers. LCT, through a subsidiary, also provides interexchange long distance service, with primary focus on business customers.

   The acquisitions of ENSERCH, LCC and Eastern Energy were accounted for as purchase business combinations. The assets and liabilities of the acquired companies at the acquisition dates were adjusted to their estimated fair values. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired and liabilities assumed was recorded as goodwill and is being amortized over 40 years. The process of determining the fair value of assets and liabilities of ENSERCH and LCC as of the date of acquisition is continuing, and the final result awaits primarily the resolution of income tax and other contingencies and finalization of some preliminary estimates. The results of operations of ENSERCH, LCC and Eastern Energy, are reflected in the consolidated financial statements of the Company from the respective dates of their acquisition.

   The Company continues to seek potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and are likely to enhance the long-term return to its shareholders. In January 1998, the Company announced that it had approached the Energy Group plc (TEG) in connection with its possible interest in acquiring TEG. TEG is a diversified international energy group. Discussions between the Company and TEG are continuing and may or may not lead to an offer being made by the Company. Likewise, the timing, amount and funding of any specific new business investment opportunities are presently undetermined.

   Following is a summary of unaudited pro forma results of the Company's operations assuming the ENSERCH and LCC acquisitions had occurred at the beginning of the periods presented:


                                                       Year Ended December 31,
                                                       -----------------------
                                                          1997         1996
                                                          ----         ----
                                                        Thousands of dollars

Revenues.............................................  $9,315,952  $8,526,600
Operating income.....................................   1,971,790   2,109,610
Net income...........................................     665,593     751,333
Earnings per share of common stock:
 Basic...............................................       $2.68       $3.01
 Diluted.............................................       $2.67       $2.99

2. SIGNIFICANT ACCOUNTING POLICIES

   The Company and TU Electric
   ---------------------------

   Consolidation -- The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries (System Companies). Prior to August 5, 1997, the date of the Merger, the Company did not have any assets or operations. Pursuant to the Merger, the Company became the parent of each of TEI and ENSERCH. For financial reporting purposes, the Company is treated as the successor to TEI. Unless otherwise specified, all references to the Company for periods prior to August 5, 1997, are deemed to be references to TEI since the merger of the Company and TEI is the combination of entities under common control. The Company's financial statements have been restated in a manner similar to pooling of interests accounting. Since the acquisitions of ENSERCH, LCC and Eastern Energy were purchase business combinations, no financial and other information for those companies are presented for periods prior to their dates of acquisition. The consolidated financial statements of TU Electric include all of its business trusts.

    All significant intercompany items and transactions have been eliminated in consolidation. Investments in significant unconsolidated affiliates are accounted for by the equity method. Certain previously reported amounts have been reclassified to conform to current classifications.

   Use of Estimates -- The preparation of the Company's and TU Electric's consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the periods covered by the consolidated financial statements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments were made to previous estimates during the current year.

   System of Accounts -- The accounting records of TU Electric and SESCO are maintained in accordance with the Federal Energy Regulatory Commission's (FERC) Uniform System of Accounts as adopted by the Public Utility Commission of Texas
(PUC). Lone Star Gas and Lone Star Pipeline, divisions of ENSERCH, are subject to the accounting requirements prescribed by the National Association of Regulatory Utility Commissioners (NARUC).

   Property, Plant and Equipment -- Electric and gas utility plant is stated at original cost less certain regulatory disallowances. The cost of property additions to electric and gas utility plant includes labor and materials, applicable overhead and payroll-related costs and an allowance for funds used during construction (AFUDC). Other property is stated at cost.

   Allowance For Funds Used During Construction -- AFUDC is a cost accounting procedure whereby amounts based upon interest charges on borrowed funds and a return on equity capital used to finance construction are added to utility plant. The accrual of AFUDC is in accordance with generally accepted accounting principles for the industry, but does not represent current cash income.

   TU Electric capitalizes AFUDC, compounded semi-annually, on expenditures for ongoing construction work in progress (CWIP) and nuclear fuel in process not otherwise allowed in rate base by regulatory authorities. For 1997, 1996 and 1995, TU Electric used rates of 7.9%, 7.4%, and 7.7%, respectively. Other regulated subsidiaries also capitalize AFUDC.

   Depreciation of Property, Plant and Equipment -- Depreciation of the Company's electric and gas utility plant is generally based upon an amortization of the original cost of depreciable properties (net of regulatory disallowances) on a straight-line basis over the estimated service lives of the properties. Depreciation also includes an amount for TU Electric's Comanche Peak decommissioning costs which is being accrued over the lives of the units and deposited to external trust funds. (See Note 15.) Depreciation of all other plant and equipment generally is determined by the straight-line method over the useful life of the asset. Consolidated depreciation as a percent of average depreciable property for the Company and System Companies approximated 2.6% for 1997, 2.7% for 1996 and 2.6% for 1995.

   Amortization of Nuclear Fuel and Refueling Outage Costs -- The amortization of nuclear fuel in the reactors (net of regulatory disallowances) is calculated on the units of production method and is included in nuclear fuel expense. TU Electric accrues a provision for costs anticipated to be incurred during the next scheduled Comanche Peak nuclear generating station (Comanche Peak) refueling outage.

   Foreign Currency Translation -- The assets and liabilities of foreign operations denominated in foreign currencies are translated at rates in effect at year end. Revenues and expenses are translated at average rates for the applicable periods. Generally, local currencies are considered to be the functional currency, and adjustments resulting from such translation are included in the cumulative currency translation adjustment, a separate component of common stock equity.

   Derivative Instruments -- The Company enters into interest rate swaps to reduce exposure to interest rate fluctuations. Amounts paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the agreements as adjustments to interest expense. The Company also enters into derivative contracts in connection with the wholesale purchases of electric energy by Eastern Energy and defers the impact of changes in the market value of the contracts, which serve as hedges, until the related transaction is completed. (See Note 9.)

   Energy Marketing Activities -- The Company, through its natural gas marketing subsidiary, Enserch Energy Services, Inc. (EES), is a marketer of natural gas and natural gas services. As part of these business activities, EES enters into a variety of transactions, including forward contracts principally involving physical delivery of natural gas and derivative financial instruments, including options, swaps, futures and other contractual arrangements. The derivative transactions are concentrated with established energy companies and major financial institutions. EES uses the mark-to-market method of valuing and recognizing earnings from firm contractual commitments to purchase and sell natural gas in the future and from its portfolio of derivative financial instruments, including options, swaps, futures and other contractual commitments. (See Note 9.)

   Revenues --Electric revenues include billings under approved rates (including a fixed fuel factor) applied to meter readings each month on a cycle basis and an accrual of base rate revenue for energy provided after cycle billing but not billed through the end of each month. Revenues also include an amount for under- or over-recovery of fuel revenue representing the difference between actual fuel cost and billings under the approved fixed fuel factor and a provision that generally allows recovery through a Power Cost Recovery Factor, on a monthly basis, of the capacity portion of purchased power cost and wheeling cost from qualifying facilities not included in base rates. The fuel portion of purchased power cost is included in the fixed fuel factor. A utility's fuel factor can be revised upward or downward every six months, according to a specified schedule. A utility is required to petition to make either surcharges or refunds to ratepayers, together with interest based on a twelve month average of prime commercial rates, for any material cumulative under- or over-recovery of fuel costs. If the cumulative difference of the under- or over-recovery, plus interest, is in excess of 4% of the annual estimated fuel costs most recently approved by the PUC, it will be deemed to be material. A procedure exists for an expedited change in fuel factors in the event of an emergency. Final reconciliation of fuel costs must be made either in a reconciliation proceeding, which may cover no more than three years and no less than one year, or in a general rate case. (See Note 13.)

   The city gate rate for the cost of gas Lone Star Gas ultimately delivers to residential and commercial customers is established by the Railroad Commission of Texas (RRC) and provides for full recovery of the actual cost of gas delivered, including out-of-period costs such as gas-purchase contract settlement costs. The rates Lone Star Gas charges its residential and commercial customers are established by the municipal governments of the cities and towns served, with the RRC having appellate jurisdiction. Lone Star Gas records revenues on the basis of cycle meter readings throughout the month and accrues revenues for gas delivered from the meter reading dates to the end of the month. The rate Lone Star Pipeline charges to Lone Star Gas for transportation and storage of gas ultimately consumed by residential and commercial customers is established by the RRC.

   Income Taxes --The Company and its domestic (U.S.) subsidiaries file a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based upon their respective taxable income or loss. Investment tax credits are normally amortized to income over the estimated service lives of the properties. Deferred income taxes are currently provided for temporary differences between the book and tax basis of assets and liabilities (including the provision for regulatory disallowances). Certain provisions of SFAS 109 provide that regulated enterprises are permitted to recognize such adjustments as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates. Accordingly, at December 31, 1997, the consolidated balance sheet includes a net regulatory tax asset of $1,249,338,000.

   Effective January 1, 1997, TU Electric's state franchise tax status changed from a tax based on net taxable capital to a tax based on net taxable earned surplus. Certain other subsidiaries of the Company are also taxed on the earned surplus method. Net taxable earned surplus is based on the federal income tax return. The portion of the franchise tax calculated under the earned surplus method is an income tax.

   Income Taxes on Undistributed Earnings of Foreign Subsidiaries -- The Company intends to reinvest the earnings of its foreign subsidiaries into those businesses. Accordingly, no provision has been made for taxes which would be payable if such earnings were to be repatriated to the United States.

   Earnings Per Share --Under the provisions of SFAS 128, which became effective in December 1997, basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share since the Merger include the effect of potential common shares resulting from the assumed conversion of the outstanding 6 3/8% Convertible Subordinated Debentures due 2002 of ENSERCH and the exercise of all outstanding stock options. For the period from the effective date of the Merger to December 31, 1997, 999,492 shares were added to the average shares outstanding for 1997 and $1,545,964 of after-tax interest expense was added to earnings applicable to common stock for the purpose of calculating diluted earnings per share. Previously reported earnings per share amounts for prior years were not affected by the new standard.

   Consolidated Cash Flows -- For purposes of reporting cash flows, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

   The schedule below details the Company's and TU Electric's cash payments and noncash investing and financing activities:


                                                                           Year Ended December 31,
                                                                   ------------------------------------
                                                                   1997             1996           1995
                                                                   ----             ----           ----
                                                                           Thousands of Dollars

The Company
-----------
CASH PAYMENTS
  Interest (net of amounts capitalized)...................    $   630,844         $757,092    $   677,415
  Income taxes............................................        174,908          246,556        208,326
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Acquisition of ENSERCH and LCC (1997) and Eastern
  Energy (1995):
    Book value of assets acquired.........................    $ 2,033,311         $     --    $ 1,329,158
    Goodwill..............................................      1,005,277               --        302,497
    Common stock issued, net of capitalized expenses......       (892,068)           9,821             --
    Liabilities assumed...................................     (2,124,878)              --     (1,006,847)
                                                              -----------         --------    -----------
       Cash used..........................................         21,642            9,821        624,808
    Cash acquired.........................................        (26,419)              --         (7,943)
                                                              -----------         --------    -----------
       Net cash used (provided)...........................    $    (4,777)        $  9,821    $   616,865
                                                              ===========         ========    ===========

TU Electric
-----------
CASH PAYMENTS
  Interest (net of amounts capitalized)...................    $   467,760         $558,039    $   602,524
  Income taxes............................................        231,809          303,204        213,690

   Regulatory Assets and Liabilities -- SFAS 71 applies to utilities which have cost-based rates established by a regulator and charged to and collected from customers. In accordance with this statement, the Company's regulated subsidiaries may defer the recognition of certain costs (regulatory assets) and certain obligations (regulatory liabilities) that, as a result of the rate making process, have probable corresponding increases or decreases in future
revenues.   These regulatory assets and liabilities are being amortized over various periods of 5 to 40 years and are currently included in rates, or are expected to be included in future rates.

   Significant net regulatory assets are as follows:

                                                     The Company                TU Electric
                                                     December 31,               December 31,
                                              --------------------------------------------------
                 Item                            1997           1996         1997         1996
                 ----                            ----           ----         ----         ----
                                                               Thousands of Dollars
Securities reacquisition costs.............  $  397,488     $  396,335   $  396,702   $  394,733
Canceled lignite unit costs................       9,208         12,322        9,208       12,322
Rate case costs............................      56,637         59,444       56,637       59,444
Litigation and settlement costs............      72,685         72,685       72,685       72,685
Voluntary retirement/severance program.....     100,337        128,337      107,776      108,884
Recoverable deferred income taxes -- net...   1,249,338      1,167,922    1,254,456    1,173,413
Other regulatory assets (liabilities)......      40,008        (10,942)     (28,263)     (13,490)
Reserve for regulatory disallowances.......     (72,685)       (72,685)     (72,685)     (72,685)
                                             ----------     ----------   ----------   ----------
  Unamortized regulatory assets............   1,853,016      1,753,418    1,796,516    1,735,306
 Unamortized investment tax credits........    (570,283)      (589,713)    (556,743)    (577,965)
                                             ----------     ----------   ----------   ----------
Unamortized regulatory assets -- net.......  $1,282,733     $1,163,705   $1,239,773   $1,157,341
                                             ==========     ==========   ==========   ==========

   Future significant changes in regulation or competition could affect the regulated subsidiaries' ability to meet the criteria for continued application of SFAS 71 and may affect their ability to recover these regulatory assets from, or refund these regulatory liabilities to, customers. If the affected System Companies were to discontinue the application of SFAS 71, they would be required to assess the recoverability of certain assets, including plant and regulatory assets, and, if impaired, to write down the assets to reflect their fair market value. The Company and TU Electric cannot predict the ultimate outcome of the ongoing efforts that are taking place to restructure the electric utility industry or whether the outcome of such efforts will have a material effect on its financial position, results of operation or cash flows. However, the Company and TU Electric have no current knowledge of planned or impending actions by regulators, including the legislature of the State of Texas, that would affect recoverability of its plant and net regulatory assets.

TU Electric
-----------

   Affiliates -- The Company provides common stock capital and partial requirements for short-term financing to TU Electric and System Companies. The Company has other subsidiaries which perform specialized services for the System Companies, including TU Electric; Texas Utilities Services Inc. (TU Services) which provides financial, accounting, information technology, environmental services, customer services, procurement, personnel, shareholder services and other administrative services at cost; Texas Utilities Fuel Company (Fuel Company) which owns a natural gas pipeline system, acquires, stores and delivers fuel gas and provides other fuel services at cost for the generation of electric energy by TU Electric; and Texas Utilities Mining Company (Mining Company) which owns, leases and operates fuel production facilities for the surface mining and recovery of lignite at cost for use at TU Electric's generating stations; and ENSERCH. TU Electric provided services such as energy sales, wheeling and scheduling to SESCO.

   TU Electric has entered into agreements with Fuel Company for the procurement of certain fuels and related services and with Mining Company for the procurement and production of lignite. Payments are at cost for the services received and are required by the agreements to be "at least equivalent in the aggregate to the annual charge to income on the books" of Fuel Company and of Mining Company. TU Electric is, in effect, obligated for the principal, $382,142,000 at December 31, 1997, and interest on long-term notes of Mining Company through payments described above. Such notes mature at various dates through 2005 and have interest rates ranging from 6.50% to 9.42%.

   The schedule below details TU Electric's significant billings to and from affiliates for services rendered and interest on short-term financings:



                                              Year Ended December 31,
                                           ----------------------------
                                             1997      1996      1995
                                             ----      ----      ----
                                               Thousands of Dollars

Billings from:
    TU Services..........................  $270,547  $263,869  $182,334
    Fuel Company.........................   995,635   922,200   763,346
    Mining Company.......................   354,896   368,937   327,856
Billings to:
    SESCO................................  $ 35,195  $ 29,171  $ 20,657
    Fuel Company.........................       900     1,619     5,669

3. SHORT-TERM FINANCING

The Company
-----------

   The Company had outstanding short-term borrowings of $614,442,000 consisting of commercial paper of $570,000,000 and bank borrowings of $44,442,000 at December 31, 1997. The weighted average interest rates on such borrowings was 6.18% at December 31, 1997. During the years 1997, 1996 and 1995, the Company's average amounts outstanding for short-term borrowings, including amounts classified as long-term, were $1,222,176,000, $593,660,000 and $149,806,000, respectively. Weighted average interest rates for short-term borrowings during such periods were 5.86%, 5.94%,and 6.33%, respectively.

   At December 31, 1997, the Company, TU Electric and ENSERCH had joint lines of credit under credit facility agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $570,000,000 outstanding at any one time at variable interest rates and terminates April 23, 1998. Facility B provides for short-term borrowings aggregating up to $1,330,000,000 outstanding at any one time at variable interest rates and terminates April 24, 2002. The combined borrowings of the Company, TU Electric and ENSERCH under both facilities are limited to an aggregate of $1,900,000,000 outstanding at any one time. ENSERCH's borrowings under both facilities are limited to an aggregate of up to $650,000,000 outstanding at any one time. Borrowings under these facilities will be used for working capital and other corporate purposes, including commercial paper backup. The total of short-term borrowings authorized by the Board of Directors of the Company at December 31, 1997, from banks or other lenders, was $2,150,000,000.

   In addition, certain non-U.S. subsidiaries have revolving credit agreements aggregating approximately $95,000,000, of which $61,000,000 was outstanding at December 31, 1997. These revolving credit agreements expire at various dates through 2000.

   The Company intends to refinance up to $990,440,000 of its current short-term borrowings beyond one year of the balance sheet date of December 31, 1997. As a result, such amount has been reclassified from notes payable - commercial paper to long-term debt on the Company's 1997 Balance Sheet (see Note 8). If necessary, the Company would draw upon Facility B if such amount were not refinanced in the normal course of business.

TU Electric
-----------

   TU Electric had no borrowings from banks in 1997 or 1996. Average amounts outstanding to banks for borrowings were $11,667,000 during 1995 and TU Electric's average commercial paper outstanding was $36,761,000, $254,027,000, and $340,579,000 for 1997, 1996 and 1995, respectively. During such periods, weighted average interest rates to banks for borrowings were 6.51%, and to holders of commercial paper were 5.61%, 5.53%, and 6.10%, respectively. Average borrowings outstanding from other affiliates were $157,608,000, $9,586,000 and $4,079,000 during 1997, 1996, and 1995, respectively, and the respective weighted average interest rates for such borrowings were 5.88%, 5.91% and 6.38%


4. COMMON STOCK

The Company
-----------

   The Company has an Automatic Dividend Reinvestment and Common Stock Purchase Plan (DRIP) and an Employees' Thrift Plan of the Texas Utilities Company System (Thrift Plan). During each of the last three years, requirements under the DRIP and Thrift Plan have been met through open market purchases of the Company's common stock.

   At December 31, 1997, the Thrift Plan had an obligation of $250,000,000 outstanding in the form of a note, which the Company purchased from the original third-party lender and recorded as a reduction to common equity. At December 31, 1997, the Thrift Plan trustee held 5,375,158 shares of common stock (LESOP Shares) of the Company under the leveraged employee stock ownership provision of the Thrift Plan. LESOP Shares are held by the trustee until allocated to Thrift Plan participants when required to meet the System Companies' obligations under terms of the Thrift Plan. The Thrift Plan uses dividends on the LESOP Shares held and contributions from the System Companies, if required, to repay interest and principal on the note. Common stock equity increases at such time as LESOP Shares are allocated to participants' accounts although shares of common stock outstanding include unallocated LESOP Shares held by the trustee. Allocations to participants' accounts in each of the years 1997 and 1995 increased common stock equity by $8,115,000; 1996 increased by $8,137,000.

     The Long-Term Incentive Compensation Plan was approved and adopted by the directors of the Company and approved by the shareholders in 1997. The purpose of the plan is to assist the Company in attracting, retaining and motivating executive officers and other key employees essential to the success of the Company through performance-related incentives linked to long-range performance goals. The plan is a comprehensive, stock-based incentive compensation plan, providing for discretionary awards (Awards) of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, bonus stock and other stock-based awards. All Awards will be made in, or based on the value of, the Company's common stock. The maximum number of shares of common stock for which Awards may be granted under the plan is 2,500,000 subject to adjustment in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, or other similar event. During 1997, the Board of Directors authorized the award of 61,000 shares of restricted common stock, which were issued in 1997 subject to performance and vesting requirements over a three to five year period. No stock options were granted.

   At December 31, 1997, 14,154,372 shares of the authorized but unissued common stock of the Company were reserved for issuance and sale pursuant to the above plans, for conversion of the 6% Convertible Subordinated Debentures due 2002 (see Note 8) and for other purposes.

   In November 1997, the Company's Board of Directors increased the common stock repurchase limit to $350 million of which $148,780,000 was used as of December 31, 1997 to purchase and retire 4,015,000 shares of the Company's issued and outstanding common stock during 1997. The cost of the repurchased shares, to the extent it exceeded the estimated amount received upon their original issuance, has been charged to retained earnings.

   The Company has 50,000,000 authorized shares of serial preference stock having a par value of $25 a share, none of which has been issued.

TU Electric
-----------

   During the year ended December 31, 1997, TU Electric purchased and retired a total of 13,869,000 shares of its issued and outstanding common stock at a total cost of approximately $416,070,000. TU Electric had no common stock transactions in 1995 or 1996.

   No shares of TU Electric's common stock are held by or for its own account, nor are any shares of such capital stock reserved for its officers and employees or for options, warrants, conversions and other rights in connection therewith.

5.   DIVIDEND RESTRICTIONS OF TU ELECTRIC AND OTHER SUBSIDIARIES OF THE COMPANY

   The articles of incorporation and/or the mortgages, as supplemented, and certain other debt instruments of TU Electric and SESCO contain provisions which, under certain conditions, restrict distributions on or acquisitions of common stock. At December 31, 1997, $29,236,000 of retained earnings of TU Electric, and $13,970,000 of retained earnings of SESCO, were thus restricted as a result of such provisions.

   In 1995, TU Electric transferred approximately $433,820,000 from its common stock account to retained earnings. Such amount represented the Company's equity in undistributed earnings, since acquisition, included in previous transfers by TU Electric.

6. PREFERRED STOCK OF TU ELECTRIC AND OTHER SUBSIDIARIES OF THE COMPANY


                                            Shares Outstanding              Amount                Redemption Price Per Share
           Dividend Rate                        December 31,             December 31,        (Before Adding Accumulated Dividends)
------------------------------------        ------------------      --------------------     ------------------------------------
                                              1997       1996         1997         1996      December 31, 1997   Eventual Minimum
                                              ----       ----         ----         ----      -----------------   ----------------
                                                                    Thousands of Dollars
Not Subject to Mandatory Redemption:
------------------------------------
TU Electric (cumulative, without par value, entitled upon liquidation to $100 a share; authorized 17,000,000 shares)
-------------------------------------------------------------------------------------------------------------------
$   4.50 series.........................      22,406     74,367     $  2,242      $  7,440      $  110.00          $  110.00
    4.00 series (Dallas Power)..........      20,755     70,000        2,090         7,049         103.56             103.56
    4.56 series (Texas Power)...........      52,879    133,628        5,291        13,371         112.00             112.00
    4.00 series (Texas Electric)........      69,221    110,000        6,922        11,000         102.00             102.00
    4.56 series (Texas Electric)........      22,237     64,947        2,246         6,560         112.00             112.00
    4.24 series.........................      18,194    100,000        1,834        10,081         103.50             103.50
    4.64 series.........................      25,195    100,000        2,524        10,016         103.25             103.25
    4.84 series.........................      15,964     70,000        1,597         7,000         101.79             101.79
    4.00 series (Texas Power)...........      27,391     70,000        2,739         7,000         102.00             102.00
    4.76 series.........................      23,181    100,000        2,318        10,000         102.00             102.00
    5.08 series.........................      27,716     80,000        2,773         8,004         103.60             103.60
    4.80 series.........................      20,420    100,000        2,044        10,009         102.79             102.79
    4.44 series.........................      33,672    150,000        3,381        15,061         102.61             102.61
    7.20 series.........................          --    200,000           --        20,044             --                 --
    6.84 series.........................          --    200,000           --        20,023             --                 --
    7.24 series.........................          --    247,862           --        24,905             --                 --
    8.20 series (a) (c).................     146,501    338,872       14,138        32,704             (b)            100.00
    7.98 series.........................     261,075    474,000       25,774        46,794             (b)            100.00
    7.50 series (a).....................     308,308    392,234       29,918        38,062             (b)            100.00
    7.22 series (a).....................     220,448    301,132       21,363        29,182             (b)            100.00
Adjustable rate series A................          --    884,700           --        86,878             --                 --
Adjustable rate series B................          --    440,137           --        43,244             --                 --
                                           ---------  ---------     --------      --------
       Total............................   1,315,563  4,701,879      129,194       464,427
                                           ---------  ---------     --------      --------

ENSERCH (entitled upon liquidation to stated value per share; authorized 2,000,000 shares)
------------------------------------------------------------------------------------------
Adjustable Rate Preferred Stock:
    Series E (c) (d)....................     100,000         --      100,000            --       1,000.00           1,000.00
    Series F (d)........................      75,000         --       75,000            --             (b)          1,000.00
                                           ---------  ---------     --------      --------
      Total.............................     175,000         --      175,000            --
                                           ---------  ---------     --------      --------
           Total........................   1,490,563  4,701,879     $304,194      $464,427
                                           =========  =========     ========      ========

TU Electric - Subject to Mandatory Redemption (e)
-------------------------------------------------
$   9.64 series.........................          --    400,000     $     --      $ 39,981             --                 --
    6.98 series.........................     107,500  1,000,000       10,672        99,199             (b)            100.00
    6.375 series........................     100,000  1,000,000        9,928        99,211             (b)            100.00
                                           ---------  ---------     --------      --------
       Total............................     207,500  2,400,000     $ 20,600      $238,391
                                           =========  =========     ========      ========

-----------------------------------------
(a) The preferred stock series is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share represents one quarter of a share of underlying preferred stock.
(b) Preferred stock series is not redeemable at December 31, 1997.
(c) Preferred stock series redeemed in January 1998.
(d) Stated value $1,000 per share. The preferred stock series is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share represents one-tenth of a share of underlying preferred stock for Series E ($100 per share) and one-fortieth of a share for Series F ($25 per share). Dividend rates are determined quarterly, in advance, based on certain U.S. Treasury rates. At December 31, 1997, the Series E bears a dividend rate of 7.0% and the Series F bears a dividend rate of 5.54%.
(e) TU Electric is required to redeem at a price of $100 per share plus accumulated dividends a specified minimum number of shares annually or semi-annually on the initial/next dates shown below. These redeemable shares may be called, purchased or otherwise acquired. Certain issues may not be redeemed at the option of TU Electric prior to 2003. TU Electric may annually call for redemption, at its option, an aggregate of up to twice the number of shares shown below for each series at a price of $100 per share plus accumulated dividends.


                                 Minimum Redeemable        Initial/Next Date of
                   Series              Shares              Mandatory Redemption
                   ------        ------------------        --------------------
                   $ 6.98          50,000 annually             July 1, 2003
                     6.375         50,000 annually            October 1, 2003


  The carrying value of preferred stock subject to mandatory redemption is being increased periodically to equal the redemption amounts at the mandatory redemption dates with a corresponding increase in preferred stock dividends.

  During the year ended December 31, 1997, TU Electric redeemed or purchased 5,578,816 shares of its preferred stock (including 3,989,640 shares purchased by the Company in March 1997 pursuant to a tender offer and subsequently sold to TU Electric) with annual dividend rates ranging from 4.00% to 9.64% at a total cost of approximately $553,093,000. In January 1998, TU Electric redeemed all of the outstanding shares of the $8.20 series preferred stock, and ENSERCH redeemed the Series E Adjustable Rate Preferred Stock, in each case at 100% of the liquidation price plus accumulated and unpaid dividends.

7. TU ELECTRIC OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF TU ELECTRIC

   Five statutory business trusts, each a TU Electric Trust, have been established as financing subsidiaries of TU Electric for the purposes, in each case, of issuing common and preferred trust securities and holding Junior
Subordinated Debentures issued by TU Electric (Debentures).   TU Electric
Capital I, II and III preferred trust securities have a liquidation preference of $25 per unit and TU Electric Capital IV and V preferred trust securities have a liquidation preference of $1,000 per unit (Capital Securities). The Debentures held by each TU Electric Trust are its only assets. The interest on Trust assets matches the dividend rates on the trust securities. Each TU Electric Trust will use interest payments received on the Debentures it holds to make cash distributions on the trust securities it has issued.

   The preferred securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures are subject to redemption, in whole or in part at the option of TU Electric, as 100% of their principal amount plus accrued interest, after an initial period during which they may not be redeemed and at any time upon the occurrence of certain events. The carrying value of the preferred securities is being increased periodically to equal the redemption amounts at the mandatory redemption dates with a corresponding increase in preferred securities distributions.

   At December 31, 1997 and 1996, the following preferred securities and related trust assets of the TU Electric Trusts were outstanding:


                                                        Preferred Securities                    Trust Assets
                                           ---------------------------------------------------------------------
                                              Units Outstanding           Amount                   Amount
                                                 December 31,           December 31,             December 31,
                                           ---------------------    ------------------       -------------------
                                              1997        1996      1997          1996          1997      1996
                                              ----        ----      ----          ----          ----      ----
                                                                                 Thousands of Dollars
TU Electric Capital I (8.25% Series).....  5,871,044   5,871,044  $140,851      $140,671      $154,869  $154,869
TU Electric Capital II (9.00% Series)....  1,991,253   1,991,253    47,374        47,301        51,419    51,419
TU Electric Capital III (8.00% Series)...  8,000,000   8,000,000   193,510       193,339       206,186   206,186
TU Electric Capital IV (floating rate
  Capital Securities)(a).................    100,000          --    97,570            --       103,093        --
TU Electric Capital V (8.175% Capital
 Securities).............................    400,000          --   395,841            --       412,372        --
                                          ----------  ----------  --------      --------      --------  --------
   Total                                  16,362,297  15,862,297  $875,146      $381,311      $927,939  $412,474
                                          ==========  ==========  ========      ========      ========  ========

(a) Floating rate is determined quarterly based on LIBOR. The related interest rate swap fixes the rate at 7.183%.

   At December 31, 1997, TU Electric, with respect to its Capital IV securities, had an interest rate swap agreement with a notional principal amount of $100,000,000 expiring 2002 that fixed the rate on the securities at 7.183% per annum.

  The combination of the obligations of TU Electric pursuant to agreements to pay the expenses of each of the TU Electric Trusts and TU Electric's guarantees of distributions with respect to trust securities, to the extent the issuing trust has funds available therefor, constitutes a full and unconditional guarantee by TU Electric of the obligations of each trust under the trust securities it has issued. TU Electric is the owner of all the common trust securities of each trust, which, in each case, constitutes 3% or more of the liquidation amount of all the trust securities issued by such trust.

  In January 1998, TU Electric redeemed all of the outstanding shares of the TU Electric Capital II preferred trust securities at 100% of the liquidation amount of $25 per preferred security, plus accumulated and unpaid dividends.

8. LONG-TERM DEBT, less amounts due currently

                                                                    The Company               TU Electric
                                                                    December 31,              December 31,
       Interest   Series                                     ----------------------        ------------------
         Rate      Due                                          1997         1996            1997      1996
         ----      ---                                          ----         ----            ----      ----
                                                                            Thousands of Dollars
First mortgage bonds:
  5-1/2% series due 1998...............................      $     --      $125,000        $     --  $125,000
  5-3/4% series due 1998...............................            --       150,000              --   150,000
  5-7/8% series due 1998...............................            --       175,000              --   175,000
  6-1/2% series due 1998...............................            --         1,065              --        --
  7-3/8% series due 1999...............................       100,000       100,000         100,000   100,000
  Floating rate series due 1999........................            --       300,000              --   300,000
  9-1/2% series due 1999...............................       200,000       200,000         200,000   200,000
  7-3/8% series due 2001...............................       150,000       150,000         150,000   150,000
  7.95 % series due 2002...............................           888           900              --        --
  8    % series due 2002...............................       147,000       147,000         147,000   147,000
  8-1/8% series due 2002...............................       150,000       150,000         150,000   150,000
  6-3/4% series due 2003...............................       200,000       200,000         200,000   200,000
  6-3/4% series due 2003...............................       100,000       100,000         100,000   100,000
  6-1/4% series due 2004...............................       125,000       125,000         125,000   125,000
  8-1/4% series due 2004...............................       100,000       100,000         100,000   100,000
  6-3/4% series due 2005...............................       100,000       100,000         100,000   100,000
  10.44% series due 2008...............................         3,000         3,000           3,000     3,000
  9-3/4% series due 2021...............................       135,855       280,855         135,855   280,855
  8-7/8% series due 2022...............................       125,000       175,000         125,000   175,000
  9    % series due 2022...............................            --       100,000              --   100,000
  7-7/8% series due 2023...............................       300,000       300,000         300,000   300,000
  8-3/4% series due 2023...............................       135,550       195,550         135,550   195,550
  7-7/8% series due 2024...............................       225,000       225,000         225,000   225,000
  8-1/2% series due 2024...............................       113,000       163,000         113,000   163,000
  7-3/8% series due 2025...............................       208,000       208,000         208,000   208,000
  7-5/8% series due 2025...............................       250,000       250,000         250,000   250,000
Pollution control series:
 Brazos River Authority
  7-7/8% series due 2017...............................            --        81,305              --    81,305
  9-7/8% series due 2017...............................            --        28,765              --    28,765
  9-1/4% series due 2018...............................        54,005        54,005          54,005    54,005
  8-1/4% series due 2019...............................       100,000       100,000         100,000   100,000
  8-1/8% series due 2020...............................        50,000        50,000          50,000    50,000
  7-7/8% series due 2021...............................       100,000       100,000         100,000   100,000
  Taxable series due 2021 (5.86%) (a)..................        40,895        65,940          40,895    65,940
  5-1/2% series due 2022...............................        50,000        50,000          50,000    50,000
  6-5/8% series due 2022...............................        33,000        33,000          33,000    33,000
  6.70 % series due 2022...............................        16,935        16,935          16,935    16,935
  6-3/4% series due 2022...............................        50,000        50,000          50,000    50,000
  Series 1997D due 2022 (3.75%) (c)....................        28,765            --          28,765        --
  Taxable series due 2023 (5.85%) (a)..................       100,000       100,000         100,000   100,000
  6.05 % series due 2025...............................        90,000        90,000          90,000    90,000
  Series 1996 A due 2026 (5.10%)(c)....................        25,060        25,060          25,060    25,060
  6-1/2% series due 2027...............................        46,660        46,660          46,660    46,660
  6.10 % series due 2028...............................        50,000        50,000          50,000    50,000
  Series 1994A due 2029 (3.75% to 3.85%) (b)...........        39,170        39,170          39,170    39,170
  Series 1994B due 2029 (3.75% to 3.80%) (b)...........        39,170        39,170          39,170    39,170
  Series 1995A due 2030 (5.10%) (c)....................        50,670        50,670          50,670    50,670
  Series 1995B due 2030 (4.60%) (c)....................       118,355       118,355         118,355   118,355
  Series 1995C due 2030 (5.10%) (c)....................       118,355       118,355         118,355   118,355
  Series 1996B due 2030 (4.60%) (c)....................        61,215        61,215          61,215    61,215
  Series 1996C due 2030 (5.10%) (c)....................        50,000        50,000          50,000    50,000
  Series 1997A due 2032 (5.10%) (c)....................        50,000            --          50,000        --
  Series 1997B due 2032 (4.95%) (c)....................        31,305            --          31,305        --
  Series 1997C due 2032 (5.10%) (c)....................        25,045            --          25,045        --
 Sabine River Authority of Texas
  9    % series due 2007...............................            --        51,525              --    51,525
  8-1/8% series due 2020...............................        40,000        40,000          40,000    40,000
  8-1/4% series due 2020...............................        11,000        11,000          11,000    11,000


                                                                      The Company              TU Electric
                                                                      December 31,             December 31,
      Interest        Series                                   -----------------------   -----------------------
        Rate           Due                                         1997         1996         1997         1996
        ----           ---                                         ----         ----         ----         ----
                                                                              Thousands of Dollars
Sabine River Authority of Texas (continued)
   5.55 %  series due 2022...................................  $   75,000   $   75,000   $   75,000   $   75,000
   6.55 %  series due 2022...................................      40,000       40,000       40,000       40,000
   5.85 %  series due 2022...................................      33,465       33,465       33,465       33,465
   Series 1997A due 2022 (3.70%)(c)..........................      51,525           --       51,525           --
   Series 1996A  due 2026 (5.10%) (c)........................      57,950       57,950       57,950       57,950
   Series 1996B  due 2026 (5.10%) (c)........................      25,000       25,000       25,000       25,000
   Series 1995A  due 2030 (5.20%) (c)........................      16,000       16,000       16,000       16,000
   Series 1995B  due 2030 (4.50%) (c)........................      12,050       12,050       12,050       12,050
   Series 1995C  due 2030 (4.60%) (c)........................      18,475       18,475       18,475       18,475
  Trinity River Authority of  Texas
   9   %  series due 2007....................................          --       12,000           --       12,000
   Series 1997A due 2022 (3.75%) (c).........................      12,000           --       12,000           --
   Series 1996 A  due 2026 (5.10%) (c).......................      25,000       25,000       25,000       25,000
   Series 1997B due 2032 (5.95%) (c).........................      14,075           --       14,075           --
 Secured medium-term notes, series A.........................      30,000       30,000       30,000       30,000
 Secured medium-term notes, series B.........................     114,200      114,200      114,200      114,200
 Secured medium-term notes, series D.........................     201,150      201,150      201,150      201,150
                                                               ----------   ----------   ----------   ----------
     Total first mortgage bonds..............................   5,063,788    6,205,790    5,062,900    6,203,825
General obligation bonds.....................................       9,646       10,000           --           --
Debt assumed for purchase of utility plant (d)...............     153,537      156,182      153,537      156,182
TU Electric 7.17% Senior Debentures due 2007.................     300,000           --      300,000           --
Senior notes:
 TEI (due through 2010 at 10.2% to 10.58%)...................     235,800      239,350           --           --
 TUC (due through 2004 at 6.20% to 6.375%)...................     300,000           --           --           --
 ENSERCH (due through 2005 at 6.25% to 8.875%)...............     575,000           --           --           --
 TUMCO (due through 2005 at 6.5% to 9.42%)...................     367,856      382,142           --           --
 LCC (due through 2003 at 7.15% to 10.5%)....................         648           --           --           --
 Eastern Energy (due through 2016 at 6.75% to 7.25%) (e).....     280,994      343,389           --           --
6 3/8% Convertible subordinated debentures due 2002..........      90,750           --           --           --
Term credit facilities (f)...................................   1,416,728    1,381,290           --           --
Unamortized premium and discount and fair value adjustments..     (35,368)     (50,032)     (40,990)     (49,413)
                                                               ----------   ----------   ----------   ----------
     Total long-term debt, less amounts
            due currently....................................  $8,759,379   $8,668,111   $5,475,447   $6,310,594
                                                               ==========   ==========   ==========   ==========

------------------------------
(a) Interest rates in effect at December 31, 1997 are presented. Taxable pollution control series are in a flexible rate mode. Series 1991D bonds due 2021 were remarketed on June 1, 1995 for rate periods up to 180 days and are secured by an irrevocable letter of credit with maturities in excess of one year. Series 1993 bonds due 2023 will be remarketed for periods of less than 270 days and are secured by an irrevocable letter of credit with maturities in excess of one year.
(b) Interest rates in effect at December 31, 1997 are presented. These series are in a flexible mode with varying interest rates and, while in such mode, will be remarketed for periods of less than 270 days and are secured by an irrevocable letter of credit with maturities in excess of one year.
(c) Interest rates in effect at December 31, 1997 are presented. These series are in a daily mode with varying interest rates and are supported by either municipal bond insurance policies and standby bond purchase agreements or are secured by irrevocable letters of credit with maturities in excess of one year.
(d) In 1990, TU Electric purchased the ownership interest in Comanche Peak of Tex-La Electric Cooperative of Texas, Inc. (Tex-La) and assumed debt of Tex-La payable over approximately 32 years. The assumption is secured by a mortgage on the acquired interest. The Company has guaranteed these payments.
(e) Eastern Energy has entered into cross-currency and interest rate swap agreements expiring on concurrent dates with the underlying fixed rate debt through 2016. Such agreements effectively convert these fixed rate U.S. dollar denominated Senior Notes to a floating rate Australian Dollar liability based on the Australian Bank Bill Swap rate plus a margin. At December 31, 1997, such floating rates ranged from 5.29% to 8.45%.
(f) Includes the Company's $990,440,000 reclassified short-term debt (see Note
    3). Also includes Eastern Energy's $297,837,000 Multi Option Credit Facility due 2001 with a floating interest rate of 5.44% on December 31, 1997 and Eastern Energy's $128,451,000 reclassified short-term debt (all of which is included under interest rate swap agreements with notional principal amounts of $627,539,000 expiring at various dates through 2002 with fixed interest rates ranging from 5.29% to 8.45% per annum and forward contracts with notional principal amounts of $45,521,000 expiring at various dates through 1998 with an average rate of 4.8%).

   Long-term debt of the Company does not include Junior Subordinated Debentures held by each TU Electric Trust. (See Note 7.)

   The ENSERCH convertible subordinated debentures, which have an interest rate of 6 3/8%, are due in 2002 and effective with the Merger, each $1,000 of the $90,750,000 total principal amount outstanding became convertible into 25.947 shares of TUC common stock at the option of the debenture holder. The debentures may be redeemed at 101.27% of the principal amount, plus accrued interest, through March 31, 1998, and at declining premiums thereafter. The Company currently intends to redeem these debentures in 1998.

   Sinking fund and maturity requirements for the years 1998 through 2002 under long-term debt instruments in effect at December 31, 1997, were as follows:

                 The Company                         TU Electric
        ----------------------------------  -------------------------------

        Sinking               Minimum Cash  Sinking            Minimum Cash
 Year     Fund     Maturity   Requirement    Fund    Maturity  Requirement
 ----   -------    --------   ------------  -------  --------  ------------
                              Thousands of Dollars
1998..  $ 20,994  $  751,077    $  772,071   $2,645  $750,000      $752,645
1999..    24,680     480,012       504,692    5,906   330,000       335,906
2000..   261,040   1,597,891     1,858,931    3,199   156,150       159,349
2001..    22,415     322,012       344,427    3,502   222,000       225,502
2002..     8,546     586,602       595,148    3,838   370,000       373,838


   TU Electric's and SESCO's first mortgage bonds are secured by mortgages and
deeds of trust with major financial institutions.   Electric plant of TU
Electric and SESCO is generally subject to the liens of their respective mortgages.

9.  DERIVATIVE INSTRUMENTS

The Company and TU Electric
---------------------------

   The Company enters into derivative instruments, including options, swaps, futures and other contractual commitments to manage market risks related to changes in interest rates and commodity price exposures. The Company's participation in derivative transactions, except for the gas marketing activities, have been designated for hedging purposes and are not held or issued for trading purposes. (For a discussion of accounting policies relating to derivative instruments, see Note 2.)

   Interest Rate Risk Management -- At December 31, 1997, Eastern Energy had interest rate swaps outstanding with an aggregate notional amount of $977,500,000. These swap agreements establish a mix of fixed and variable interest rates on the outstanding debt and have remaining terms up to 19 years. (See Note 8.)

   At December 31,1997, TU Electric had an interest rate swap agreement with respect to preferred securities of TU Electric Capital IV, with a notional principal amount of $100,000,000 expiring 2002 that fixed the rate at 7.183% per annum. (See Note 7.)

   At December 31, 1997, there were $50,900,000 of net unrealized deferred hedging losses on interest rate swaps.

   Electricity Price Risk Management -- Eastern Energy and the other distribution companies in Victoria purchase their power from a competitive power pool operated by a statutory, independent corporation. Eastern Energy purchases about 95% of its energy from this pool, the cost of which is based on spot market prices. Eastern Energy and other distribution companies were required to enter into wholesale market contracts to cover a substantial majority of its forecasted franchise load through the end of 2000. Eastern Energy also maintains a strategy that is aimed at seeking hedging contracts with individual generators to cover forecast contestable loads. These contracts fix the price of energy within a certain range for the purpose of hedging or protecting against fluctuations in the spot market price. During 1997, the average spot price for electric energy from the pool approximated $14 per megawatt-hour (MWh) as compared with the average fixed price of Eastern Energy's electric energy under its contracts of approximately $29 per MWh. At December 31, 1997, Eastern Energy's contracts related to its forecasted contestable and franchise load cover a notional volume of approximately 15.6 million MWh's for 1998 through 2000. Under these contracts, payments are made between Eastern Energy and the generators representing the difference between the wholesale electricity market price and the contract price. The net payable or receivable is recognized in earnings as adjustments to purchased power expense in the period the related transactions are completed.

   Natural Gas Marketing Activities -- EES's marketing activities involve price commitments into the future and, therefore, give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. Net open portfolio positions often result from the origination of new transactions or in response to changing market conditions. The Company closely monitors its exposure to market risk. The Company utilizes a number of methods to monitor market risk, including sensitivity analysis. The exposure for fixed price natural gas purchase and sale commitments, and derivative financial instruments, including options, swaps, futures and other contractual commitments, is based on a methodology that uses a five-day holding period and a 95% confidence level. EES uses market-implied volatilities to determine its exposure to market risk. Market risk is estimated as the potential loss in fair value resulting from at least a 15% change in market factors which may differ from actual results. Using 15%, the most adverse change in fair value at December 31, 1997 as a result of this analysis was a reduction of $1.1 million.

   EES enters into contracts to purchase and sell natural gas for physical delivery in the future. At December 31, 1997, EES had net commitments to sell approximately 50.6 billion cubic feet (Bcf) of natural gas through the year 2003 with offsetting net financial positions to purchase approximately 61.3 Bcf.

   Concurrent with the Merger, EES conformed its accounting for its gas marketing activities to mark-to-market accounting. Under mark-to-market accounting, changes (whether positive or negative) in the value of contractual commitments to purchase and sell natural gas in the future and from its portfolio of derivative financial instruments, including options, swaps, futures and other contractual commitments are recognized as an adjustment to operating revenues in the period of change. The market prices used to value these transactions reflect management's best estimate of market prices considering various factors including closing exchange and over-the-counter quotations, time value of money and volatility factors underlying the commitments. These market prices are adjusted to reflect the potential impact of liquidating EES's position in an orderly manner over a reasonable period of time under present market conditions.

   EES has a number of risks and costs associated with the future contractual commitments included in its natural gas portfolio, including credit risks associated with the financial condition of counterparties, product location (basis) differentials and other risks that management policies dictate. EES continuously monitors the valuation of identified risk and adjusts the portfolio valuation based on present market conditions. Reserves are established in recognition that certain risks exist until delivery of natural gas has occurred, counterparties have fulfilled their financial commitments and related financial instruments mature or are closed out.

   The following table displays the mark-to-market values of EES's natural gas marketing risk management assets and liabilities at December 31, 1997 and the average value for the period from August 5, 1997 through December 31, 1997:

                                           Assets   Liabilities    Net
                                           ------   -----------    ---
                                              Thousands of Dollars
Fair Value:
  Current..........................       $365,650     $357,044  $ 8,606
  Noncurrent.......................         41,522       31,324   10,198
                                          --------     --------  -------
    Total..........................       $407,172     $388,368   18,804
                                          ========     ========
  Less reserves....................                                9,251
                                                                 -------
    Net of reserves................                              $ 9,553
                                                                 =======

Average Value:
  Total............................       $291,809     $278,332  $13,477
                                          ========     ========
  Less reserves....................                                8,134
                                                                 -------
    Net of reserves................                              $ 5,343
                                                                 =======

   EES incurred net trading losses of $286,000 from gas marketing activities for the period from August 5, 1997 through December 31, 1997.

   Credit Risk - Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties to their respective derivative instruments. The Company maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. The Company does not obtain collateral to support the agreements but monitors the financial viability of counterparties and believes its credit risk is minimal on these transactions. The Company believes the risk of nonperformance by counterparties is minimal.

  10.   INCOME TAXES

     The components of the Company's and TU Electric provision for income taxes are as follows:

                                                    Year Ended December 31,
                                                -------------------------------
                                                  1997       1996       1995
                                                --------   --------   ---------
                                                      Thousands of Dollars
The Company
-----------
Current:
   Federal....................................  $181,632   $198,522   $ 222,358
   State......................................    39,900         --          --
                                                --------   --------   ---------
       Total..................................   221,532    198,522     222,358
                                                --------   --------   ---------
Deferred
   Federal....................................   175,573    196,957    (259,445)
   State......................................   (17,102)        --          --
   Foreign....................................    19,746     12,828        (174)
                                                --------   --------   ---------
       Total..................................   178,217    209,785    (259,619)
                                                --------   --------   ---------
Investment Tax Credits........................   (22,851)   (33,075)    (22,774)
                                                --------   --------   ---------
         Total................................  $376,898   $375,232   $ (60,035)
                                                ========   ========   =========

TU Electric
-----------
Charged (credited) to operating expenses:
   Current:
     Federal..................................  $283,464   $291,807   $ 260,988
     State....................................    43,601         --          --
                                                --------   --------   ---------
         Total current........................   327,065    291,807     260,988
                                                --------   --------   ---------
   Deferred:
     Depreciation differences and capitalized
      construction costs......................   146,623    151,391     205,280
     Over/under-recovered fuel revenue........    10,339     25,506     (49,798)
     Alternative minimum tax..................       728     15,000     (30,937)
     Other....................................   (43,852)   (32,024)     17,983
                                                --------   --------   ---------
         Total deferred -- net................   113,838    159,873     142,528
                                                --------   --------   ---------
   Investment tax credits.....................   (21,222)   (30,668)    (21,201)
                                                --------   --------   ---------
         Total to operating expenses..........   419,681    421,012     382,315
                                                --------   --------   ---------

Charged (credited) to other income:
   Current:
     Federal..................................   (35,964)   (30,164)    (59,454)
     State....................................    (5,105)        --          --
                                                --------   --------   ---------
         Total current........................   (41,069)   (30,164)    (59,454)
                                                --------   --------   ---------
   Deferred:
     Federal:
     Impairment of assets.....................        --         --    (149,617)
     Regulatory disallowance..................    34,208     13,623          --
     Other....................................    13,462      1,861      39,709
                                                --------   --------   ---------
         Total  federal.......................    47,670     15,484    (109,908)
                                                --------   --------   ---------
     State....................................   (16,736)        --          --
   Investment tax credits.....................        --       (833)         --
                                                --------   --------   ---------
           Total to other income..............   (10,135)   (15,513)   (169,362)
                                                --------   --------   ---------
              Total...........................  $409,546   $405,499   $ 212,953
                                                ========   ========   =========

   Reconciliation of income taxes (benefit) computed at the federal statutory rate to provision for income taxes (benefit).

The Company                                        Year Ended December 31,
-----------                            ----------------------------------------
                                          1997          1996           1995
                                          ----          ----           ----
                                                 Thousands of Dollars

 Income (loss) before income taxes:
  Domestic.........................    $1,001,867    $1,108,386      $(197,373)
  Foreign..........................        35,485        20,452         (1,307)
                                       ----------    ----------      ---------
     Total.........................     1,037,352     1,128,838       (198,680)
  Preferred stock  dividends of
   subsidiaries....................        27,983        53,358         84,914
                                       ----------    ----------      ---------
  Income (loss) before preferred
   stock dividends
   of subsidiaries.................    $1,065,335    $1,182,196      $(113,766)
                                       ==========    ==========      =========
Income taxes (benefit) at the
 federal statutory
 rate of 35%.......................    $  372,867    $  413,769      $ (39,188)
  Allowance for funds used during
   construction....................        (1,821)         (542)        (2,330)
  Depletion allowance..............       (22,691)      (25,657)       (23,564)
  Amortization of investment tax
   credits.........................       (22,877)      (23,203)       (23,036)
  Amortization of tax rate
   differences.....................        (6,856)       (9,084)        (9,648)
  Amortization of prior
   flow-through amounts............        36,559        35,128         38,974
  Foreign operations...............         7,326         5,670            283
  Prior year adjustments...........        (7,673)      (25,250)        (4,136)
  State income taxes, net of
   federal tax benefit.............        14,812            --             --
  Amortization of goodwill.........         3,263            --             --
  Other............................         3,989         4,401          2,610
                                       ----------    ----------      ---------
Provision for income taxes
 (benefit).........................    $  376,898    $  375,232      $ (60,035)
                                       ==========    ==========      =========

Effective tax rate (on income
 before preferred stock
 dividends of subsidiaries)........          35.4%         31.7%          52.8%


   The Company had net tax benefits from LESOP dividend deductions of $3.9 million, $4.0 million and $6.5 million in 1997, 1996 and 1995, respectively, which were credited directly to retained earnings.

TU Electric                                         Year Ended December 31,
-----------                               ------------------------------------
                                              1997          1996        1995
                                              ----          ----        ----
                                                    Thousands of Dollars

  Income before income taxes              $1,181,420     $1,268,194   $665,584
                                          ==========     ==========   ========
  Income taxes at the federal
   statutory rate of 35%.............       $413,497       $443,868   $232,954
    Allowance for funds used during
     construction....................         (1,821)          (542)    (2,330)
    Depletion allowance..............        (22,636)       (25,657)   (23,564)
    Amortization of investment tax
     credits.........................        (21,222)       (21,629)   (21,463)
    Amortization of tax rate
     differences.....................         (6,559)        (8,740)    (9,288)
    Amortization of prior
     flow-through amounts............         36,332         34,896     38,630
    Prior year adjustments...........         (6,914)       (21,813)    (5,669)
    State income taxes, net of
     federal tax benefit.............         14,144             --         --
    Other............................          4,725          5,116      3,683
                                          ----------     ----------   --------
 Provision for income taxes..........       $409,546       $405,499   $212,953
                                          ==========     ==========   ========

 Effective tax rate..................           34.7%          32.0%      32.0%

   Deferred income taxes provided by the liability method for significant temporary difference based on tax laws in effect at the December 31, 1997 and 1996 balance sheet dates are as follows:


The Company                                                                   December 31,
-----------                                        --------------------------------------------------------------------
                                                                1997                                1996
                                                   ---------------------------------  ---------------------------------
                                                                             Non                                Non
                                                       Total   Current     current       Total     Current    current
                                                       -----   -------     -------       -----     -------    -------
                                                                            Thousand of Dollars
Deferred Tax Assets:
 Unbilled revenues...............................  $   28,469  $ 28,469   $       --  $   28,521  $ 28,521   $       --
 Over-recovered fuel revenue.....................       4,530     4,530           --      15,045    15,045           --
 Unamortized investment tax credits..............     300,871        --      300,871     312,665        --      312,665
 Impairment of assets............................     141,678        --      141,678     143,210        --      143,210
 Regulatory disallowance.........................     183,729        --      183,729     222,428        --      222,428
 Alternative minimum tax.........................     589,989        --      589,989     587,052        --      587,052
 Tax rate differences............................      78,477        --       78,477      78,141        --       78,141
 Employee benefits...............................     163,632        --      163,632     100,397        --      100,397
 Net operating loss  carryforwards...............     155,871        --      155,871          --        --           --
 Deferred benefits of state income tax...........     156,237     5,129      151,108          --        --           --
 Unrealized currency translation adjustments.....      27,685        --       27,685          --        --           --
 Other...........................................      35,130    35,130           --      35,316     7,406       27,910
                                                   ----------  --------   ----------  ----------  --------   ----------
  Total deferred federal income tax asset........   1,866,298    73,258    1,793,040   1,522,775    50,972    1,471,803
 Deferred state income taxes.....................      52,996     3,170       49,826          --        --           --
 Deferred foreign income taxes...................      77,222     5,573       71,649      69,541     2,994       66,547
                                                   ----------  --------   ----------  ----------  --------   ----------
  Total  deferred tax assets.....................   1,996,516    82,001    1,914,515   1,592,316    53,966    1,538,350
                                                   ----------  --------   ----------  ----------  --------   ----------

Deferred Tax Liabilities:
 Depreciation differences and capitalized
  construction costs.............................   4,257,455        --    4,257,455   4,010,105        --    4,010,105
 Redemption of long-term debt....................     123,354        --      123,354     125,601        --      125,601
 Deferred charges for state income tax...........      24,433        --       24,433          --        --           --
 Other...........................................     122,304       121      122,183     148,720        --      148,720
                                                   ----------  --------   ----------  ----------  --------   ----------
    Total deferred federal income tax liability..   4,527,546       121    4,527,425   4,284,426        --    4,284,426
 Deferred state income taxes.....................     295,246        --      295,246          --        --           --
 Deferred foreign income taxes...................      94,590    13,492       81,098      69,495    13,945       55,550
                                                   ----------  --------   ----------  ----------  --------   ----------
   Total deferred tax liabilities................   4,917,382    13,613    4,903,769   4,353,921    13,945    4,339,976
                                                   ----------  --------   ----------  ----------  --------   ----------
   Net Deferred Tax Liability (Asset)............  $2,920,866  $(68,388)  $2,989,254  $2,761,605  $(40,021)  $2,801,626
                                                   ==========  ========   ==========  ==========  ========   ==========

   At December 31, 1997, the Company had approximately $590 million of alternative minimum tax credit carryforwards available to offset future tax payments. At December 31, 1997, ENSERCH had $445 million of net operating loss
(NOL) carryforwards which begin to expire in 2003. Such NOL's were generated by ENSERCH and subsidiaries prior to the Merger and can be used only to offset future taxable income generated by ENSERCH and subsidiaries pursuant to Section 382 of the Internal Revenue Code. The Company expects to fully utilize such NOL's prior to their expiration date.

   Separately, the ENSERCH consolidated income tax returns have been audited and settled with the Internal Revenue Service (IRS) through the year 1992. The IRS is currently auditing the year 1993 and as yet no notice of proposed adjustments has been issued. The IRS has indicated that it will commence an audit of ENSERCH's returns for the years 1994 through 1997 in 1998. To the extent that adjustments to income tax accounts for periods prior to the Merger are required as a result of an IRS audit, the adjustment will be added to or deducted from goodwill in accordance with the provisions of SFAS 109.


TU Electric                                                                 December 31,
-----------                                      --------------------------------------------------------------------
                                                              1997                                1996
                                                 ---------------------------------  ---------------------------------
                                                                           Non                                Non
                                                   Total      Current     current       Total     Current    current
                                                   -----      -------     -------       -----     -------    -------
                                                                          Thousand of Dollars
Deferred Tax Assets:
Unbilled revenues..............................  $   28,257   $ 28,257   $       --  $   28,521  $ 28,521   $       --
Over-recovered fuel revenue....................       4,530      4,530           --      15,045    15,045           --
Unamortized investment tax credits.............     296,155         --      296,155     307,153        --      307,153
Impairment of assets...........................      71,548         --       71,548      71,791        --       71,791
Regulatory disallowance........................     183,729         --      183,729     222,428        --      222,428
Alternative minimum tax........................     422,593         --      422,593     431,277        --      431,277
Tax rate differences...........................      76,641         --       76,641      77,248        --       77,248
Employee benefits..............................      90,088         --       90,088      76,060        --       76,060
Deferred benefits of state income tax..........     152,276      5,095      147,181          --        --           --
Other..........................................      21,678      8,408       13,270      19,664     7,316       12,348
                                                 ----------   --------   ----------  ----------  --------   ----------
  Total deferred federal income tax asset......   1,347,495     46,290    1,301,205   1,249,187    50,882    1,198,305
Deferred state income taxes....................      47,319      3,069       44,250          --        --           --
                                                 ----------   --------   ----------  ----------  --------   ----------
 Total  deferred tax assets....................   1,394,814     49,359    1,345,455   1,249,187    50,882    1,198,305
                                                 ----------   --------   ----------  ----------  --------   ----------

Deferred Tax Liabilities:
Depreciation differences and capitalized
 construction costs............................   4,027,135         --    4,027,135   3,938,325        --    3,938,325
Redemption of long-term debt...................     122,691         --      122,691     125,123        --      125,123
Deferred charges for state income tax..........      21,817         --       21,817          --        --           --
Other..........................................     116,484         --      116,484     124,469        --      124,469
                                                 ----------   --------   ----------  ----------  --------   ----------
  Total deferred federal income tax liability..   4,288,127         --    4,288,127   4,187,917        --    4,187,917
Deferred state income taxes....................     274,280         --      274,280          --        --           --
                                                 ----------   --------   ----------  ----------  --------   ----------
  Total deferred tax liability.................   4,562,407         --    4,562,407   4,187,917        --    4,187,917
                                                 ----------   --------   ----------  ----------  --------   ----------
Net Deferred Tax Liability (Asset).............  $3,167,593   $(49,359)  $3,216,952  $2,938,730  $(50,882)  $2,989,612
                                                 ==========   ========   ==========  ==========  ========   ==========

11. RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

    Most employees of System Companies are covered by defined benefit pension plans which provide benefits based on years of service and average earnings. At the date of their acquisition by the Company, both ENSERCH and LCC had defined benefit pensions plans covering most of their employees and providing benefits similar to those provided to employees of other System Companies. As a part of the purchase accounting for ENSERCH and LCC, their accrued pension liabilities were adjusted to recognize all previously unrecognized gains or losses arising from past experience different from that assumed, the effects of changes in assumptions, all unrecognized prior service costs and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS 87 by the respective company. These adjustments to the accrued pension liability, to the extent associated with rate-regulated operations, were recorded as regulatory assets or liabilities and, to the extent associated with non-regulated operations, as goodwill.

    Effective January 1, 1998, the ENSERCH retirement plan was merged into another retirement plan of the Company. Also, effective during 1998, employees of certain of the Company's emerging business units will be eligible to participate in a cash balance plan, rather than the traditional defined benefit plans. This change, which affects a relatively small percentage of employees, was made in connection with overall changes in the compensation plans of these business units designed to bring them closer to the prevailing practices of the companies in the industries in which they compete.

  In connection with the ENSERCH acquisition, certain employees of ENSERCH and other System Companies were offered and accepted an early retirement option. Effects of the early retirement option associated with ENSERCH employees were included in purchase accounting adjustments as regulatory assets or goodwill, as appropriate. Effects of the early retirement option associated with employees of other System Companies were recorded as regulatory assets, or liabilities.


                                                                       The Company                          TU Electric
                                                                  Year Ended December 31,             Year Ended December 31,
                                                                  -----------------------             -----------------------
                                                                1997        1996        1995        1997        1996        1995
                                                                ----        ----        ----        ----        ----        ----
                                                                                     Thousands of Dollars
Components of Net Pension Costs(including amounts charged
  to fuel cost, deferred and capitalized):
Service cost -- benefits earned during the period..........  $  36,712   $  36,779   $  23,515   $  20,892   $  21,731   $  16,047
Interest cost on projected benefit obligation..............     92,121      75,501      65,675      60,184      55,999      53,684
Actual return on plan assets...............................   (299,800)   (183,390)   (241,887)   (229,303)   (143,416)   (199,436)
Net amortization and deferral..............................    190,203      97,988     160,198     154,028      79,261     132,147
                                                             ---------   ---------   ---------   ---------   ---------   ---------
 Net periodic pension cost.................................  $  19,236   $  26,878   $   7,501   $   5,801   $  13,575   $   2,442
                                                             =========   =========   =========   =========   =========   =========

Valuation Assumptions:
Discount rate..............................................       7.25%       7.75%       7.25%       7.25%       7.75%       7.25%
Rate of increase in compensation levels....................        4.3%        4.3%        4.3%        4.3%        4.3%        4.3%
Expected long-term rate of return..........................        9.0%        9.0%        9.0%        9.0%        9.0%        9.0%

                                                                      The Company                  TU Electric
                                                                      December 31,                 December 31,
                                                              -------------------------       ----------------------
                                                                  1997          1996             1997        1996
                                                                  ----          ----             ----        ----
                                                                                 Thousands of Dollars
Amounts Recognized:
Actuarial present value of accumulated benefits:
    Accumulated benefit obligation.........................   $(1,337,120)  $  (889,057)      $ (725,504)  $(685,419)
                                                              ===========   ===========       ==========   =========
    Vested benefit obligations.............................   $(1,264,450)  $  (823,918)      $ (679,514)  $(638,162)
                                                              ===========   ===========       ==========   =========
    Projected benefit obligation for service
       rendered to date....................................   $(1,546,854)  $(1,065,396)      $ (837,725)  $(797,044)
Plan assets at fair value -- primarily equity
    investments, government bonds and
    corporate bonds........................................     1,790,715     1,296,025        1,124,924     994,370
                                                              -----------   -----------       ----------   ---------
Plan assets in excess of projected benefit obligation......       243,861       230,629          287,199     197,326
Unrecognized net gain from past experience different
    from that assumed and effects of changes
    in assumptions.........................................      (422,503)     (350,295)        (399,591)   (309,042)
Prior service cost not yet recognized in net periodic
    pension expense........................................        31,574        41,566           35,540      39,226
Unrecognized plan assets in excess of projected
    benefit obligation at initial application..............        (4,700)       (5,708)          (2,701)     (3,327)
                                                              -----------   -----------       ----------   ---------
    Accrued pension cost...................................   $  (151,768)  $   (83,808)      $  (79,553)  $ (75,817)
                                                              ===========   ===========       ==========   =========

   The Eastern Energy, ENSERCH and LCC plans use economic assumptions similar to the other System Companies' plans and are included in the tabular information above.

   In addition to the retirement plans, the System Companies offer certain health care and life insurance benefits to substantially all employees, including those of ENSERCH and LCC but excluding those of Eastern Energy, and their eligible dependents at retirement. Benefits received vary in level depending on years of service and retirement dates. The purchase accounting adjustments described above for the retirement plans of ENSERCH and LCC were also applied to the accrued liabilities for the post employment health care and life insurance benefits.


                                                                             The Company                    TU Electric
                                                                        Year Ended December 31,        Year Ended December 31,
                                                                      ----------------------------   ----------------------------
                                                                        1997       1996     1995       1997       1996      1995
                                                                        ----       ----     ----       ----       ----      ----
                                                                                         Thousands of Dollars
Components of Net Periodic Postretirement Benefit Costs (including amounts charged to fuel cost, deferred and capitalized):
Service cost -- benefits earned during the period...................  $ 12,084   $13,513   $ 9,771   $  7,446   $ 8,437   $ 6,559
Interest cost on the accumulated postretirement benefit obligation..    43,057    40,809    38,842     30,885    31,394    31,109
Amortization of the transition obligation...........................    16,953    16,978    16,978     13,618    13,633    13,633
Actual return on plan assets........................................   (13,260)   (7,079)   (6,096)   (10,073)   (4,816)   (4,520)
Net amortization and deferral.......................................     7,015     8,303     4,646      4,894     5,746     3,662
                                                                      --------   -------   -------    -------   -------   -------
 Net postretirement benefits cost...................................  $ 65,849   $72,524   $64,141    $46,770   $54,394   $50,443
                                                                      ========   =======   =======    =======   =======   =======
Valuation assumption:
Discount rate.......................................................      7.25%     7.75%     7.25%      7.25%     7.75%     7.25%
Medical cost trend rate.............................................       5.0%      5.0%      5.0%       5.0%      5.0%      5.0%

                                                                                The Company                       TU Electric
                                                                                December 31,                      December 31,
                                                                           ---------------------            -----------------------
                                                                               1997       1996                  1997        1996
                                                                               ----       ----                  ----        ----
Amounts Recognized:
Accumulated postretirement benefit obligation (APBO):
   Retirees.........................................................       $(412,919)  $(325,672)            $(274,586)   $(280,541)

   Fully eligible active employees..................................         (40,901)    (38,320)              (21,227)     (22,701)

   Other active employees...........................................        (137,033)   (187,451)              (71,386)    (120,452)
                                                                           ---------   ---------             ---------    ---------

   Total APBO.......................................................        (590,853)   (551,443)             (367,199)    (423,694)

Plan assets at fair value...........................................         111,799      81,480                81,871       60,862
                                                                           ---------   ---------             ---------    ---------
   APBO in excess of plan assets....................................        (479,054)   (469,963)             (285,328)    (362,832)

Unrecognized net loss...............................................          67,023      92,589                45,681       68,977
Unrecognized prior service cost.....................................          18,557         819                    --           --
Unrecognized transition obligation..................................         162,359     271,649               141,685      218,126
                                                                           ---------   ---------             ---------    ---------
    Accrued postretirement benefits cost............................       $(231,115)  $(104,906)            $ (97,962)   $ (75,729)
                                                                           =========   =========             =========    =========

    The expected increase in costs of future benefits covered by the plan is projected using a health care cost trend rate of 5% in 1998 and thereafter. A one percentage point increase in the assumed health care cost trend rate in each future year would increase the APBO at December 31, 1997 by approximately $65,900,000 for the System Companies and $40,300,000 for TU Electric, and other postretirement benefits cost for 1997 by approximately $9,800,000 for System Companies and $7,300,000 for TU Electric.

12. SALES OF ACCOUNTS RECEIVABLE

    TU Electric has facilities with financial institutions whereby it is entitled to sell and such financial institutions may purchase, on an ongoing basis, undivided interests in customer accounts receivable representing up to an aggregate of $350,000,000. ENSERCH has a facility for $100,000,000. Additional receivables are continually sold to replace those collected. At December 31, 1997 and 1996, accounts receivable of TU Electric was reduced by $300,000,000 and at December 31, 1997, accounts receivable of ENSERCH companies were reduced by $100,000,000, to reflect the sales of such receivables to financial institutions under such agreements.

13. REGULATION AND RATES

The Company and TU Electric
---------------------------

    Docket 9300 -- The PUC's final order (Order) in connection with TU Electric's January 1990 rate increase request (Docket 9300) was reviewed by the 250th Judicial District Court of Travis County, Texas, (District Court) and thereafter was appealed to the Court of Appeals for the Third District of Texas and to the Supreme Court of Texas (Supreme Court). As a result of such review and appeals, an aggregate of $909 million of disallowances with respect to TU Electric's reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to the Company's and TU Electric's earnings, has been remanded to the District Court with instructions that it be remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC would also be required to reevaluate the appropriate level of TU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. In January 1997, the Supreme Court denied a motion for rehearing on the Comanche Peak minority owners issue filed by the original complainants. TU Electric cannot predict the outcome of the reconsideration of the Order on remand by the PUC.

    In its decision, the Supreme Court also affirmed the previous $472 million prudence disallowance related to Comanche Peak. Since the Company and TU Electric have previously recorded a charge to earnings for this prudence disallowance, the Supreme Court's decision did not have an effect on the Company's or TU Electric's current financial position, results of operation or cash flows.

    Docket 11735 -- In July 1994, TU Electric filed a petition in the 200th Judicial District Court of Travis County, Texas to seek judicial review of the final order of the PUC granting a $449 million, or 9.0%, rate increase in connection with TU Electric's January 1993 rate increase request of $760 million, or 15.3% (Docket 11735). Other parties to the PUC proceedings also filed appeals with respect to various portions of the order.

    Dockets 15638 and 15840 -- In May 1996, TU Electric filed with the PUC its transmission cost information and tariffs for open-access wholesale transmission service (Docket 15638) in accordance with PUC rules adopted in February 1996. These tariffs also provide for generation-related ancillary services necessary to support wholesale transactions. In August 1997, the PUC approved final tariffs for TU Electric and implemented rates for other transmission providers within the Electric Reliability Council of Texas (ERCOT) (Docket 15840). Under rates implemented by the PUC, TU Electric's payments for transmission service will exceed its revenues for providing transmission service. The PUC has adopted a rate-moderation plan that will minimize the impact of the new pricing mechanism for the first three years the rules are in effect. As such, the current maximum impact on TU Electric for 1998 is an $8.52 million deficit, which, in the opinion of TU Electric, is not expected to have a material effect on its financial position, results of operation or cash flows.

    Docket 17250 -- In late 1996, as part of its regular earnings monitoring process, the PUC staff advised the PUC, after reviewing the 1995 Electric Investor-Owned Utilities Earnings Report of TU Electric, that it believed TU Electric was earning in excess of a reasonable rate of return, and the PUC and TU Electric subsequently began discussions concerning possible remedies. It was decided to limit negotiations to a resolution of issues concerning TU Electric's earnings through 1997, and discussion of a longer-term resolution was deferred. In July 1997, the PUC issued its final written order approving TU Electric's proposal to make a one-time $80 million refund to its customers and to leave rates unchanged during the remainder of 1997. TU Electric recorded the charge to revenues in July 1997 and included the refunds in August 1997 billings. The proposal was the result of a joint stipulation in which TU Electric was joined by the PUC General Counsel, on behalf of the PUC Staff and the public interest, the Office of Public Utility Counsel, the state agency charged with representing the interests of residential and small commercial customers, and the Coalition of Cities served by TU Electric.

    Docket 18490 -- On December 17, 1997, TU Electric, together with the PUC General Counsel, the Office of Public Utility Counsel and various other parties interested in TU Electric's rates and services, filed with the PUC a stipulation and joint application which, if granted would, among other things:
(i) result in permanent retail base rate credits beginning January 1, 1998, of 4% for residential customers, 2% for general service secondary customers and 1% for all other retail customers, (ii) result in additional permanent retail base rate credits beginning January 1, 1999, of 1.4% for residential customers, (iii) impose a 11.35% cap on TU Electric's rate of return on equity during 1998 and 1999, with any sums earned above that cap being applied as additional nuclear production depreciation, (iv) allow TU Electric to record depreciation applicable to transmission and distribution assets in 1998 and 1999 as additional depreciation of nuclear production assets, (v) establish an updated cost of service study that includes interruptible customers as customer classes, (vi) result in the permanent dismissal of pending appeals of prior PUC orders including Docket No. 11735, if all other parties that have filed appeals of those dockets also dismiss their appeals, (vii) result in the stay of any proceedings in the remand of Docket 9300 prior to January 1, 2000, and, (viii) result in all gains from off-system sales of electricity in excess of the amount included in base rates being flowed to customers through the fuel factor.

   The PUC has until March 31, 1998 to approve or reject the stipulation and joint application. Otherwise, TU Electric may terminate the base rate reductions and all other aspects of the proposal upon giving two weeks notice to the PUC.

   Fuel Cost Recovery Rule -- Pursuant to a PUC rule, the recovery of TU Electric's eligible fuel costs is provided through fixed fuel factors. The rule allows a utility's fuel factor to be revised upward or downward every six months, according to a specified schedule. A utility is required to petition to make either surcharges or refunds to ratepayers, together with interest based on a twelve month average of prime commercial rates, for any material, as defined by the PUC, cumulative under- or over-recovery of fuel costs. If the cumulative difference of the under- or over-recovery, plus interest, is in excess of 4% of the annual estimated fuel costs most recently approved by the PUC, it will be deemed to be material. In accordance with PUC approvals, TU Electric has, since the inception of the rule in 1986, made thirteen refunds of over-collected fuel costs and two surcharges of under-collected fuel costs. The most recent refund was made pursuant to a petition filed by TU Electric in July 1997 to refund approximately $67 million, including interest, in over-collected fuel costs for the period October 1995 through May 1997 (Fuel Refund). Such over-collection was primarily due to TU Electric's ability to use less expensive nuclear fuel and purchased power to offset a higher-priced natural gas market during the period. Customer refunds were included in August 1997 billings. A final order confirming the Fuel Refund was entered by the PUC in October 1997. The two surcharges (one in the amount of $147.3 million and the other in the amount of $93 million) have been appealed by certain intervenors to district courts of Travis County, Texas. In those appeals, those parties are contending that the PUC is without authority to allow a fuel cost surcharge without a hearing and resultant findings that the costs are reasonable and necessary and that the prices charged to TU Electric by supplying affiliates are no higher than the prices charged by those affiliates to others for the same item or class of items. TU Electric is unable to predict their outcome.

   Fuel Reconciliation Proceeding -- In July 1997, the PUC ruled on TU Electric's petition seeking final reconciliation of all eligible fuel and purchased power expenses incurred during the reconciliation period of July 1, 1992 through June 30, 1995 (approximately $4.7 billion). In the ruling, the PUC disallowed approximately $81 million of eligible fuel related costs (including interest of $12 million) incurred during the reconciliation period (Fuel Disallowance). The majority of the Fuel Disallowance (approximately $67 million) is related to replacement fuel costs as a result of the November 1993 collapse of the emissions chimney serving Unit 3 of the Monticello lignite-fueled generating station. In addition, the PUC ruled that approximately $10 million from the gain on sale of sulfur dioxide allowances should be deferred and reconsidered at a future date. TU Electric received a final written order from the PUC and recorded the charge to revenues in August 1997. TU Electric strongly disagrees with the Fuel Disallowance and continues to vigorously defend its position. TU Electric has appealed the PUC's order to the District Court of Travis County, Texas.

   Flexible Rate Initiatives -- TU Electric continues to offer flexible rates in over 160 cities with original regulatory jurisdiction within its service territory (including the cities of Dallas and Fort Worth) to existing non-residential retail and wholesale customers that have viable alternative sources of supply and would otherwise leave the system. TU Electric also continues to offer in those cities an economic development rider to attract new businesses and to encourage existing customers to expand their facilities as well as an environmental technology rider to encourage qualifying customers to convert to technologies that conserve energy or improve the environment. TU Electric will continue to pursue the expanded use of flexible rates when such rates are necessary to be price-competitive.

  Integrated Resource Plan -- In October 1994, TU Electric filed an application for approval by the PUC of certain aspects of its Integrated Resource Plan (IRP) for the ten year period 1995 - 2004. The IRP, developed as an experimental pilot project in conjunction with regulatory and customer groups, included the acquisition of electric energy through a competitive bidding process of third party-supplied demand-side management resources and renewable resources. In August 1995, the PUC remanded the case to an Administrative Law Judge for development of a solicitation plan and to more closely conform the TU Electric 1995 IRP to new state legislation that required the PUC to adopt a state-wide integrated resource planning rule by September 1, 1996. In January 1996, TU Electric filed an updated IRP with the PUC along with a proposed plan for the solicitation of resources through a competitive bidding process. The PUC issued its final order on TU Electric's IRP in October 1996, and modified the order in December 1996 and February 1997. The modified order approved a flexible solicitation plan that will allow TU Electric to conduct up to three optional resource solicitations for a total of 2,074 MW of demand-side and supply-side resources prior to the filing of its next IRP in June 1999. TU Electric is currently reviewing the need and timing for conducting the first of these resource solicitations.

  In addition to its solicitation plan in the IRP docket, TU Electric requested and received approval from the PUC to expand its Power Cost Recovery tariff to provide current cost recovery of resource acquisition costs for demand-side management resources acquired in the solicitations and for eight previously approved demand-side management contracts entered into by TU Electric to the extent such costs are not currently reflected in TU Electric's base rates.

   Open-Access Transmission -- In February 1996, pursuant to the 1995 amendments to PURA, the PUC adopted rules requiring each electric utility in ERCOT to provide wholesale transmission and related services to other utilities and non-utility power suppliers at rates, terms and conditions that are comparable to those applicable to such utility's use of its own transmission facilities.

   Under the rules, the PUC established a transmission pricing mechanism consisting of an ERCOT system-wide component and a distance-sensitive component. The ERCOT system-wide component provides that each load-serving entity in ERCOT will pay a share of the ERCOT-wide transmission cost of service based on the entity's load. The distance-sensitive component provides that a distance-sensitive rate will be paid to utilities that own transmission facilities, based on the impact of transmitting power and energy to loads. The rates charged for using the transmission system are designed to ensure that all market participants pay on a comparable basis to use the system. While all users of the transmission grid pay rates that are comparably designed, the impact on individual users will differ.

   In May 1996, TU Electric filed with the PUC, under Docket 15638, its transmission cost information and tariffs for open-access wholesale transmission service. These tariffs also provide for generation-related ancillary services necessary to support wholesale transactions. Company-specific proceedings to determine transmission rates for each transmission provider within ERCOT were concluded in 1996. In August 1997, the PUC approved final tariffs for TU Electric and implemented rates for other transmission providers within ERCOT.

   As a result of the PUC rules, the organization and structure of ERCOT has been changed to provide for equal governance among all wholesale electricity market participants. These changes were made in order to facilitate wholesale competition while ensuring continued reliability within ERCOT.

The Company
-----------

   Lone Star Gas and Lone Star Pipeline Rates -- In October 1996, Lone Star Pipeline filed a request with the RRC to increase the rate it charges Lone Star Gas to store and transport gas ultimately destined for residential and commercial customers in the 550 Texas cities and towns served by Lone Star Gas. Lone Star Gas also requested that the RRC separately set rates for costs to aggregate gas supply for these cities. Rates previously in effect were set by the RRC in 1982. In September 1997, the RRC issued an order reducing the charges by Lone Star Pipeline to Lone Star Gas for storage and transportation services. In that order, the RRC did authorize separate charges for the Lone Star Pipeline storage and transportation services, a separate charge by Lone Star Gas for the cost of aggregating gas supplies, and a continuation of the 100% flow through of purchased gas expense. The RRC also imposed some new criteria for affiliate gas purchases and a new reconciliation procedure that will require a review of purchased gas expenses every three years. The RRC order has become final, but is being appealed by several parties including Lone Star Pipeline and Lone Star Gas. The rates authorized by the order became effective on December 1, 1997, and will result in an annual margin reduction of approximately $8.2 million.

    On August 20, 1996, the RRC ordered a general inquiry into the rates and services of Lone Star Gas, most notably a review of historic gas cost and gas acquisition practices since the last rate setting. The inquiry docket has been separated into different phases. Two of the phases, conversion to the NARUC account numbering system and unbundling, have been dismissed by the RRC, and one other phase, rate case expense, is pending RRC action on the basis of a stipulation of all parties. In the phase dealing with historic gas cost and gas acquisition practices, Lone Star Gas and Lone Star Pipeline have filed a motion for summary disposition stating that any retroactive rate action would be inappropriate and unlawful. Settlement discussions with intervenor cities are ongoing. If the motion for summary disposition is denied, a hearing has been scheduled to begin in August 1998. A number of management and transportation related issues have been placed in a separate phase which still has an undefined scope and is being held in abeyance pending the resolution of the phase dealing with gas costs. Management believes that gas costs were prudently incurred and were properly accounted for and recovered through the gas cost recovery mechanism previously approved by the RRC. At this time, management is unable to determine the ultimate outcome of the inquiry.

14. IMPAIRMENT OF ASSETS

The Company and TU Electric
---------------------------

    In September 1995, the Company and TU Electric recorded the impairment of several non-performing assets pursuant to SFAS 121 which prescribes a methodology for assessing and measuring impairments in the carrying value of certain assets. The September 1995 impairment of the Company's assets, including the partially completed Twin Oak and Forest Grove lignite-fueled facilities of TU Electric, and Chaco Energy Company's (Chaco's) coal reserves in New Mexico, as well as several minor assets, aggregated $1,233 million ($802 million after tax) for the Company and $486 million ($316 million after tax) for TU Electric. The Company and TU Electric have determined that the Twin Oak and Forest Grove lignite-fueled facilities are not necessary to satisfy TU Electric's capacity requirements as currently projected due to changes in load growth patterns and availability of alternative generation. The impairment of TU Electric's lignite-fueled facilities has been measured based on management's current expectations that these assets will either be sold or constructed outside the traditional regulated utility business. The Company has determined that the Chaco coal reserves will no longer be developed through traditional means due to ample availability of alternative fuels at favorable prices. Chaco's impairment was measured based on a significant decrease in the market value of the coal reserves as determined by an external study. A variety of options are being considered with respect to the Chaco coal reserves. (See Note 15.) The impairment of these assets involved a write-down to their estimated fair values using a valuation study based on the discounted expected future cash flows from the respective assets' use. With respect to the other assets impaired, fair values were determined based on current market values of similar assets.

15. COMMITMENTS AND CONTINGENCIES

    Capital Expenditures -- The Company's construction expenditures, excluding AFUDC, are presently estimated at $886 million, $799 million and $852 million
for 1998, 1999 and 2000, respectively.    TU Electric's construction
expenditures for utility related activities, excluding AFUDC, are presently estimated at $449 million, $439 million and $441 million for 1998, 1999 and 2000, respectively. Expenditures for TU Electric nuclear fuel are presently estimated at $104 million for 1998, $81 million for 1999 and $92 million for 2000.

    The re-evaluation of growth expectations, the effects of inflation, additional regulatory requirements and the availability of fuel, labor, materials and capital may result in changes in estimated construction costs and dates of completion. Commitments in connection with the construction program are generally revocable subject to reimbursement to manufacturers for expenditures incurred or other cancellation penalties.

TU Electric
-----------

    Clean Air Act -- The Federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on the sulfur dioxide emissions produced by generating units. To meet these sulfur dioxide requirements, the Clean Air Act provides for the annual allocation of sulfur dioxide emission allowances to utilities. Under the Clean Air Act, utilities are permitted to transfer allowances within their own systems and to buy or sell allowances from or to other utilities. The Environmental Protection Agency grants a maximum number of allowances annually to TU Electric based on the amount of emissions from units in operation during the period 1985 through 1987. TU Electric's capital requirements have not been significantly affected by the requirements of the Clean Air Act. Although TU Electric is unable to fully determine the cost of compliance with the Clean Air Act, it is not expected to have a significant impact on the company. Any additional capital expenditures, as well as any increased operating costs, associated with these new requirements are expected to be recoverable through rates, as similar costs have been recovered in the past.

The Company and TU Electric
---------------------------

   Purchased Power Contracts --The System Companies have entered into purchased power contracts to purchase portions of the generating output of certain qualifying cogenerators and qualifying small power producers through the year 2005. These contracts provide for capacity payments subject to a facility meeting certain operating standards and energy payments based on the actual power taken under the contracts. The cost of these and other purchased power contracts is recovered currently through base rates, power cost and fuel recovery factors applied to customer billings. Capacity payments under these contracts for the years ended December 31, 1997, 1996 and 1995 were $240,174,000, $232,915,000, and $229,340,000, respectively, for the Company, and
$236,867,000, $228,336,000 and $223,910,000 respectively, for TU Electric.

  Assuming operating standards are achieved, future capacity payments under the agreements are estimated as follows:

                              The Company            TU Electric
                              -----------            -----------
Years                                 Thousands of Dollars
-----

1998.........................  $  248,168             $244,568
1999.........................     220,281              213,081
2000.........................     168,961              161,761
2001.........................     139,039              131,839
2002.........................     106,745               99,545
Thereafter...................     140,345              136,745
                               ----------             --------
    Total capacity payments..  $1,023,539             $987,539
                               ==========             ========

   Leases -- The System Companies have entered into operating leases covering various facilities and properties including combustion turbines, transportation, mining and data processing equipment, and office space. Lease costs charged to operation expense for the years ended December 31, 1997, 1996 and 1995 were $156,710,000, $144,553,000, and $141,775,000, respectively, for the Company, and
$65,755,000, $56,376,000, and $60,156,000, respectively, for TU Electric.

   Future minimum lease commitments under such operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997, were as follows:

                                      The Company           TU Electric
                                      -----------           -----------
  Years                                     Thousands of Dollars
  -----

  1998..............................   $ 83,729             $ 35,049
  1999..............................     73,024               34,152
  2000..............................     64,161               33,834
  2001..............................     96,387               33,619
  2002..............................     55,428               32,857
  Thereafter........................    546,148              408,886
                                       --------             --------
   Total minimum lease commitments..   $918,877             $578,397
                                       ========             ========

   Financial Guarantees -- TU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy. In connection with certain contracts, TU Electric has agreed, in effect, to guarantee the principal, $30,005,000 at December 31, 1997, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TU Electric is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TU Electric, for the years 1998 through 2001 as follows:
$4,435,000 for each of the
years 1998 and 1999, $4,419,000 for 2000 and $4,422,000 for 2001. Payments made by TU Electric, net of amounts assumed by a third party under such contracts, for 1997, 1996 and 1995 were $3,750,000, $3,548,000, and $3,628,000, respectively. In addition, TU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TU Electric has assigned to a municipality all contract rights and obligations of TU Electric in connection with $69,395,000 remaining principal amount of bonds at December 31, 1997, issued for similar purposes which had previously been guaranteed by TU Electric. TU Electric is, however, contingently liable in the unlikely event of default by the municipality. The Company and/or its subsidiaries are the guarantor on various commitments and obligations of others aggregating some $45,000,000 at December 31, 1997.

The Company
-----------

   Chaco Coal Properties -- Chaco has a coal lease agreement for the rights to certain surface minable coal reserves located in New Mexico. The agreement encompasses a minimum of 228 million tons of coal with provisions for minimum advance royalty payments of approximately $16 million per year through 2017.
The Company has entered into a surety agreement to assure the performance by Chaco with respect to this agreement. Because of the present ample availability of western coal at favorable prices from other mines, Chaco has delayed plans to commence mining operations, and accordingly, is reassessing its alternatives with respect to its coal properties, including seeking purchasers thereof. (See
Note 14.)

TU Electric
-----------

Nuclear Insurance -- With regard to liability coverage, the Price-Anderson Act
(Act) provides financial protection for the public in the event of a significant nuclear power plant incident. The Act sets the statutory limit of public liability for a single nuclear incident currently at $8.9 billion and requires nuclear power plant operators to provide financial protection for this amount. As required, TU Electric provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, TU Electric has purchased $200 million of liability insurance from American Nuclear Insurers
(ANI), which provides such insurance on behalf of a major stock insurance pool, Nuclear Energy Liability Insurance Association. The second layer of financial protection is provided under an industry-wide retrospective payment program called Secondary Financial Protection (SFP).

   Under the SFP, each operating licensed reactor in the United States is subject to an assessment of up to $79.275 million, subject to increases for inflation every five years, in the event of a nuclear incident at any nuclear plant in the United States. Assessments are limited to $10 million per operating licensed reactor per year per incident. All assessments under the SFP are subject to a 3% insurance premium tax which is not included in the amounts above.

   With respect to nuclear decontamination and property damage insurance, Nuclear Regulatory Commission (NRC) regulations require that nuclear plant license-holders maintain not less than $1.06 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. TU Electric maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $4.1 billion, above which TU Electric is self-insured. The primary layer of coverage of $500 million is provided by Nuclear Electric Insurance Limited
(NEIL), a nuclear electric utility industry mutual insurance company. The remaining coverage includes premature decommissioning coverage and is provided by ANI and Mutual Atomic Energy Liability Underwriters (MAELU) in the amount of $1.1 billion and additional insurance from NEIL in the amount of $2.5 billion. TU Electric is subject to a maximum annual assessment from NEIL of $26 million in the event NEIL's losses under this type of insurance for major incidents at nuclear plants participating in these programs exceed the mutual's accumulated funds and reinsurance.

   TU Electric maintains Extra Expense Insurance through NEIL to cover the additional costs of obtaining replacement power from another source if one or both of the units at Comanche Peak are out of service for more than seventeen weeks as a result of covered direct physical damage. The coverage provides for weekly payments of $3.5 million for the first fifty-eight weeks and $2.8 million for the next 104 weeks for each outage, respectively, after the initial seventeen week period. The total maximum coverage is $494 million per unit.
The coverage amounts applicable to each unit will be reduced to 80% if both units are out of service at the same time as a result of the same accident. Under this coverage, TU Electric is subject to a maximum annual assessment of $9 million per year.

The Company
-----------

   Gas Purchase Contracts -- Texas Utilities Fuel Company (Fuel Company) buys gas under long-term intrastate contracts in order to assure reliable supply to its customers. Many of these contracts require minimum purchases ("take-or-pay") of gas. Based on Fuel Company's estimated gas demand, which assumes normal weather conditions, requisite gas purchases are expected to substantially satisfy purchase obligations for the year 1998 and thereafter.

   Lone Star Gas buys gas under long-term, intrastate contracts in order to assure reliable supply to its customers. Many of these contracts require minimum purchases of gas. Lone Star Gas has made accruals for payments that may be required for settlement of gas-purchase contract claims asserted or that are probable of assertion. Lone Star Gas continually evaluates its position relative to asserted and unasserted claims, above-market prices or future commitments. Management believes that Lone Star Gas has not incurred losses for which reserves should be provided at December 31, 1997. Based on estimated gas demand, which assumes normal weather conditions, requisite gas purchases are expected to substantially satisfy purchase obligations for the year 1998 and thereafter.

TU Electric
-----------

   Nuclear Decommissioning and Disposal of Spent Fuel -- TU Electric has established a reserve, charged to depreciation expense and included in accumulated depreciation, for the decommissioning of Comanche Peak, whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in external trust funds (included in other investments). At December 31, 1997, such reserve totaled $120,452,000 which includes an accrual of $18,179,000 for the year ended December 31, 1997. As of December 31, 1997, the market value of deposits in the external trust for decommissioning of Comanche Peak was $160,062,000. Any difference between the market value of the external trust fund and the decommissioning reserve, that represents unrealized gains or losses of the trust fund, is treated as a regulatory asset or a regulatory liability. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study completed during 1997 using the prompt dismantlement method and then-current dollars, decommissioning costs for Comanche Peak Unit 1, and Unit 2 and common facilities were estimated to be $271,000,000 and $404,000,000, respectively.

    Decommissioning activities are projected to begin in 2030 and 2033 for Comanche Peak Unit 1, and Unit 2 and common facilities, respectively. TU Electric is recovering decommissioning costs based upon a 1992 site-specific study through rates placed in effect under Docket 11735 (see Note 13). Actual decommissioning costs are expected to differ from estimates due to changes in the assumed dates of decommissioning activities, regulatory requirements, technology and costs of labor, materials and equipment. In addition, the marketable fixed income debt and equity securities in which assets of the external trust are invested are subject to interest rate and equity price sensitivity.

   TU Electric has a contract with the United States Department of Energy (DOE) for the future disposal of spent nuclear fuel. In December 1996, the DOE notified TU Electric that it did not expect to meet its obligation to begin acceptance of spent nuclear fuel by 1998. TU Electric is unable to predict what impact, if any, the DOE delay will have on TU Electric's future operations. The disposal fee is at a cost to TU Electric of one mill per kilowatt-hour of Comanche Peak net generation and is included in nuclear fuel expense.

The Company and TU Electric
---------------------------

  General -- In addition to the above, the Company and TU Electric are involved in various legal and administrative proceedings which, in the opinion of each, should not have a material effect upon their financial position, results of operation or cash flows.

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and related estimated fair values of the Company's and TU Electric's significant financial instruments at December 31, 1997 and 1996, are as follows:

                                                                       December 31, 1997                  December 31, 1996
                                                                     ----------------------              ---------------------
                                                                     Carrying         Fair               Carrying        Fair
                                                                      Amount          Value               Amount         Value
                                                                      ------          -----               ------         -----
                                                                                        Thousands of Dollars
The Company
-----------
On balance sheet assets (liabilities):
   Long-term debt (including current maturities).................  $(9,531,450)    $(9,932,157)         $(9,024,187)  $(9,406,944)
   TU Electric obligated, mandatorily redeemable, preferred
      securities of subsidiary trusts holding solely debentures
      of TU Electric.............................................     (875,146)       (913,447)            (381,311)     (395,091)
   Preferred stock of subsidiary subject to mandatory
       redemption................................................      (20,600)        (22,019)            (238,391)     (250,098)
   Other investments.............................................      241,959         248,980              194,652       191,435
   LESOP note receivable.........................................      250,000         280,910              250,000       262,175

Off-balance sheet assets (liabilities):

   Financial guarantees..........................................     (144,732)       (148,628)            (107,000)     (111,000)
   Interest rate swaps...........................................           --         (50,476)                  --       (32,312)
   Currency swap*................................................           --          76,420                   --        (1,557)

*The foreign currency swap is a hedge of a foreign currency transaction. (See
Note 8.)

TU Electric
-----------
On balance sheet assets (liabilities):
Long-term debt (including current maturities)....................  $(6,228,092)    $(6,573,526)         $(6,310,594)  $(6,657,126)
TU Electric obligated, mandatorily redeemable, preferred
   securities of subsidiary trusts holding solely debentures
   of TU Electric................................................     (875,146)       (913,447)            (381,311)     (395,091)
Preferred stock subject to mandatory redemption..................      (20,600)        (22,019)            (238,391)     (250,098)
Other investments................................................      204,794         209,190              172,779       169,820

Off balance sheet assets (liabilities):

Financial guarantees.............................................      (99,400)       (103,296)            (107,000)     (111,000)
Interest rate swap...............................................           --          (1,368)                  --            --

     The fair values of long-term debt and preferred stock subject to mandatory redemption are estimated at the lesser of either the call price or the market value as determined by quoted market prices, where available, or, where not available the present value of future cash flows discounted at rates consistent with comparable maturities for credit risk. The fair values of preferred securities are based on quoted market prices. The carrying amounts reflected in the Consolidated Balance Sheets for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments.

     Other investments include deposits in an external trust fund for nuclear decommissioning of Comanche Peak. The trust funds are invested primarily in fixed income debt and equity securities, which are considered as available-for-sale. Any unrealized gains or losses are treated as regulatory assets or regulatory liabilities, respectively.

     Common stock -- net has been reduced by the note receivable from the trustee of the leveraged employee stock ownership provision of the Thrift Plan. The fair value of such note is estimated at the lesser of the Company's call price or the present value of future cash flows discounted at rates consistent with comparable maturities adjusted for credit risk.

     The fair value of the financial guarantees is based on the present value of the instruments' approximate cash flows discounted at the year-end risk free rate for issues of comparable maturities adjusted for credit risk.

     Fair values for the System Companies' off-balance-sheet instruments (interest rate and currency swaps) are based either on quotes or the cost to terminate the agreements.

     The fair values of other financial instruments for which carrying amounts and fair values have not been presented are not materially different than their related carrying amounts.

17.  SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited)

     In the opinion of the Company and TU Electric, respectively, the information below includes all adjustments (constituting only normal recurring accruals) necessary to a fair statement of such amounts. Quarterly results are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including rate changes, variations in maintenance and other operating expense patterns, and the charges for regulatory disallowances. Certain quarterly information has been reclassified to conform to the current year presentation.


The Company
-----------
                                                                                                                         Basic
                                                                                                                     Earnings (Loss)
                                                                                                   Consolidated Net   Per Share of
                                                   Operating Revenues       Operating Income        Income (Loss)     Common Stock*
                                                 ----------------------  -----------------------  ------------------ --------------
Quarter Ended                                        1997        1996        1997         1996      1997      1996     1997   1996
-------------                                        ----        ----        ----         ----      ----      ----     ----   ----
                                                                    Thousands of Dollars (except per share amounts)
March 31.......................................  $1,493,804  $1,463,900  $  381,807   $  414,938  $114,799  $126,074   $0.51  $0.56
June 30........................................   1,588,485   1,691,313     459,929      535,047   160,746   202,957    0.72   0.90
September 30...................................   2,264,945   1,930,097     684,063      743,610   289,610   357,983    1.24   1.59
December 31....................................   2,598,374   1,465,618     380,872      309,395    95,299    66,592    0.39   0.30
                                                 ----------  ----------  ----------   ----------  --------  --------
                                                 $7,945,608  $6,550,928  $1,906,671   $2,002,990  $660,454  $753,606
                                                 ==========  ==========  ==========   ==========  ========  ========

--------------------------------------
* The sum of the quarters may not equal annual earnings per share due to
rounding.   Diluted earnings per share for all other quarters were not different from basic earnings per share.

     The difference in operating income for the third quarter 1997 from amounts previously reported reflects the reclassification of certain costs by ENSERCH to conform to the Company's presentation.


TU Electric
-----------

                                                                            Consolidated
                           Operating Revenues       Operating Income         Net Income
                         ----------------------  ----------------------  ------------------
Quarter Ended               1997        1996        1997         1996      1997      1996
-------------               ----        ----        ----         ----      ----      ----
                                               Thousands of Dollars
March 31...............  $1,365,459  $1,348,330  $  271,867  $  305,057  $143,011  $152,785
June 30................   1,451,541   1,558,778     329,871     391,019   182,987   227,869
September 30...........   1,851,356   1,787,412     476,910     522,270   321,992   379,438
December 31............   1,467,061   1,335,091     268,412     244,252   123,884   102,603
                         ----------  ----------  ----------  ----------  --------  --------
                         $6,135,417  $6,029,611  $1,347,060  $1,462,598  $771,874  $862,695
                         ==========  ==========  ==========  ==========  ========  ========

                                                                      Appendix B


ENSERCH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)

INDEX TO FINANCIAL INFORMATION
December 31, 1997


                                                                            Page
Selected Financial Data...................................................  B-2
Management's Discussion and Analysis of Financial Condition and Results
 of Operation.............................................................  B-3
Independent Auditors' Report..............................................  B-9
Statements of Consolidated Income.........................................  B-10
Statements of Consolidated Cash Flows.....................................  B-11
Consolidated Balance Sheets...............................................  B-12
Statements of Consolidated Common Stock Equity............................  B-13
Notes to Consolidated Financial Statements................................  B-14

                      ENSERCH CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
                            SELECTED FINANCIAL DATA

                                                                                Predecessor
                                              -------------------------------------------------------------------------------
                              Period from     Period from
                              Acquisition     January 1,
                                Date to         1997 to                             Year Ended December 31,
                              December 31,    Acquisition   -----------------------------------------------------------------
                                  1997           Date                1996            1995            1994           1993
                             ------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)

Total assets -- end of year..   $3,236,784                         $2,721,142      $2,535,400      $2,640,573     $2,315,400
                                ==========                         ==========      ==========      ==========     ==========

Capitalization -- end of
 year
 Long-term Debt..............   $  646,796                         $  932,721      $  801,226      $  806,471     $  720,100
 Advances from Parent........      293,843                                 --              --              --             --
 Preferred Stock.............      175,000                            175,000         175,000         175,000        175,000
 Common Stock Equity.........      761,644                            743,391         719,182         726,187        647,600
                                ----------                         ----------      ----------      ----------     ----------
  Total......................   $1,877,283                         $1,851,112      $1,695,408      $1,707,658     $1,542,700
                                ==========                         ==========      ==========      ==========     ==========

Capitalization ratios -
 end of year
 Long-term Debt..............         34.5%                              50.4%           47.3%           47.2%          46.7%
 Advances from Parent........         15.6                                 --              --              --             --
 Preferred Stock.............          9.3                                9.4            10.3            10.3           11.3
 Common Stock Equity.........         40.6                               40.2            42.4            42.5           42.0
                                ----------                         ----------      ----------      ----------     ----------
  Total......................        100.0%                             100.0%          100.0%          100.0%         100.0%
                                ==========                         ==========      ==========      ==========     ==========

Sales Volumes:
 Gas distribution (million
  cubic feet):
  Residential................       33,417         52,891              83,054          76,896          76,741         86,324
  Commercial.................       20,996         33,162              52,265          48,765          49,013         53,023
  Industrial.................        2,094          3,148               7,380          13,566          15,251         16,899
  Electric generation........          463          4,179              11,199          11,023          10,983         12,377
                                ----------     ----------          ----------      ----------      ----------     ----------
   Total gas distribution....       56,970         93,380             153,898         150,250         151,988        168,623
                                ==========     ==========          ==========      ==========      ==========     ==========
 Pipeline transportation
  (million cubic feet).......      255,391        362,020             652,339         561,134         541,590        542,772
 Gas liquids (thousand
  barrels)...................        2,521          3,352               6,114           5,984           5,913          5,958
 Gas marketing (million
  cubic feet)................      292,264        223,207             315,332         419,243         488,415        306,675

Operating Revenues
 Gas distribution:
  Residential................   $  205,760     $  335,647          $  514,724      $  496,993      $  480,272     $  536,925
  Commercial.................      108,650        178,897             275,045         269,448         264,053        286,899
  Industrial.................        8,594         13,861              28,647          55,724          63,482         69,555
  Electric generation........        6,424         23,317              48,139          50,929          53,183         58,732
                                ----------     ----------          ----------      ----------      ----------     ----------
   Total gas distribution....      329,428        551,722             866,555         873,094         860,990        952,111

 Pipeline transportation.....       57,544         77,307             133,930         143,487         141,002        143,350
 Gas liquids.................       36,514         49,345              97,391          69,751          68,870         73,551
 Gas marketing...............      858,566        601,826             825,009         750,463         997,418        666,221
 Other.......................       41,952         83,628             134,140          85,600          80,922         85,138
 Less intercompany revenues..      (47,897)       (85,671)           (162,765)       (131,354)       (134,826)      (129,774)
                                ----------     ----------          ----------      ----------      ----------     ----------
  Total operating revenues...   $1,276,107     $1,278,157          $1,894,260      $1,791,041      $2,014,376     $1,790,597
                                ==========     ==========          ==========      ==========      ==========     ==========

Income (Loss) from
 Continuing Operations.......   $   (9,565)    $  (15,377)         $    9,751      $   21,362      $   (5,661)    $   22,260
                                ==========     ==========          ==========      ==========      ==========     ==========

Ratio of earnings to fixed
 charges.....................         0.66           0.58                1.31            1.46            0.82           1.52
Ratio of earnings to
 combined fixed charges and
 preferred dividends.........         0.57           0.49                1.01            1.18            0.58           1.18

Financial information of Predecessor for all periods prior to the Acquisition Date (August 5, 1997) have been restated to reflect the results of Enserch Exploration, Inc. and Lone Star Energy Plant Operations, Inc., as well as engineering and construction and environmental businesses, as discontinued operations.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION


FORWARD-LOOKING STATEMENTS

   This report and other presentations made by ENSERCH Corporation (ENSERCH or the Corporation) contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Although ENSERCH believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors that could cause the actual results of ENSERCH to differ materially from those projected in such forward-looking statement: (i) prevailing governmental policies and regulatory actions, including those of the Railroad Commission of Texas (RRC), acquisitions and disposal of assets and facilities, operation and construction of plant facilities, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies, (ii) weather conditions and other natural phenomena, (iii) unanticipated population growth or decline, and changes in market demand and demographic patterns, (iv) competition for retail and wholesale customers, (v) pricing and transportation of natural gas and other commodities, (vi) unanticipated changes in interest rates or rates of inflation,
(vii) unanticipated changes in operating expenses and capital expenditures,
(viii) capital market conditions, (ix) competition for new energy development opportunities, (x) legal and administrative proceedings and settlements, (xi) inability of various counterparties to meet their obligations with respect to ENSERCH's financial instruments, (xii) changes in technology used and services offered by ENSERCH and (xiii) significant changes in ENSERCH's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur.

   Any forward-looking statement speaks only as of the date on which such statement is made, and ENSERCH undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on, which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for ENSERCH to predict all of such factors, nor can the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement be assessed.

FINANCIAL CONDITION

Merger With TUC

   On August 5, 1997 (Merger Date or Acquisition Date), all of the common stock of ENSERCH Corporation was converted to common stock of Texas Utilities Company
(TUC), and ENSERCH became a wholly-owned subsidiary of TUC. ENSERCH shareholders received .225 share of TUC common stock for each share of ENSERCH. Immediately prior to ENSERCH's merger with TUC, Enserch Exploration, Inc. (EEX) and Lone Star Energy Plant Operations, Inc. (LSEPO) were merged to form a new company (New EEX), and ENSERCH distributed to its common shareholders its ownership interest in New EEX, which was represented by approximately 105 million shares of New EEX common stock with a carrying value of $583 million. In the distribution, which was tax free to the recipients, ENSERCH shareholders of record on August 4, 1997 received approximately 1.5 shares of New EEX common stock for each share of ENSERCH common stock owned. ENSERCH's financial statements for all periods presented have been restated to reflect EEX and LSEPO as discontinued operations. ENSERCH's discontinued operations also include its engineering and construction and environmental businesses, the principal assets of which were sold in prior years. On December 31, 1997, ENSERCH sold to Texas Energy Industries, Inc., a wholly-owned subsidiary of TUC, at net book value, the group of companies which had constituted its power development and international gas distribution operations. As a result, ENSERCH is no longer engaged in these activities. The sale was effected in order to strengthen the Corporation's financial position by relieving it of certain indebtedness as well as its obligation to make capital expenditures in the future. For accounting purposes, the sale was considered to be a merger of commonly controlled companies, accordingly, it was reflected effective as of the Merger Date. Operating results for periods following the Merger Date exclude these operations.

   TUC accounted for its acquisition of ENSERCH as a purchase, and push down accounting has been applied, with the result that purchase accounting adjustments have been reflected in the financial statements of ENSERCH and its subsidiaries for the period subsequent to August 5, 1997. Financial statements for periods prior to that date were prepared using ENSERCH's historical basis of accounting and are designated as "Predecessor". For purposes of the discussion of operating results provided herein, the financial information of the Predecessor for the 1997 periods prior to the Merger Date have been combined with the post-merger 1997 financial information. The business operations of ENSERCH were not significantly changed as a result of the merger, and post-merger and pre-merger operating results, except as noted in the discussion, are comparable.

Capital Expenditures

   The primary capital expenditures of the Corporation and its subsidiaries in 1997 and as estimated for 1998 through 2000 are as follows:

                1997..........................  $119,000,000
                1998..........................   143,000,000
                1999..........................   133,000,000
                2000..........................   140,000,000

   The planned expenditures are expected to be funded from internal cash flows, borrowings under credit lines or advances from TUC.

Liquidity and Financial Resources

   Continuing operations used cash of $12.2 million for operating activities in 1997 compared with providing cash of $105.0 million in 1996 and $127.8 million in 1995. Changes in operating assets and liabilities used cash of $71.0 million in 1997 and $15.3 million in 1995 but provided cash of $16.0 million in 1996.

   Discontinued exploration and production operations used cash of $21.8 million in 1997 compared with providing cash of $19.6 million and $37.6 million in 1996 and 1995, respectively. The discontinued engineering and construction operations used cash of $12.2 million in 1997, $5.0 million in 1996 and $28.1 million in 1995.

   Investing activities required $125.6 million in 1997 versus $176.4 million in 1996 and $120.1 million in 1995. Capital spending in 1997 was about 10% lower than in 1996 but 11% greater than in 1995. Also, investments in unconsolidated affiliates provided cash in 1997 but required significant cash in 1996. Other investing activities used cash of $14.3 million in 1997 and $.9 million in 1995 versus providing cash of $8.6 million in 1996.

   Total capitalization at December 31, 1997 was $1.9 billion, up slightly from year-end 1996. Common stock equity as a percentage of total capitalization was 40.6% at December 31, 1997 compared with 40.2% at year-end 1996.

   Shortly after the merger with TUC, ENSERCH's commercial paper program and bank lines in the form of a revolving credit agreement were discontinued. ENSERCH retired $204.5 million of commercial paper outstanding at the Merger Date and $260.4 million of long-term debt outstanding under the credit agreement, using advances from TUC to fund the retirements. In December 1997, TUC purchased additional shares of ENSERCH common stock for $200 million. These funds were used to reduce borrowings from TUC.

   In January 1998, ENSERCH issued $125 million of 6 1/4% Series A Notes due 2003 and $125 million of Remarketed Reset Notes due 2008 with a variable interest rate (5.82% at date of issuance). Net proceeds from these borrowings were used to refinance or redeem like amounts of higher rate debt and preferred stock. Also in January, the Series E Adjustable

Rate Preferred Stock was redeemed at 100% of its liquidation price plus accrued and unpaid dividends. On February 25, 1998, the Corporation called for redemption the 6 3/8% Convertible Subordinated Debentures. ENSERCH may issue additional debt and equity securities as needed, including the possible future sale of up to $250 million aggregate principal amount of securities currently registered with the Securities and Exchange Commission (SEC) for offering pursuant to Rule 415 under the Securities Act of 1933.

   At December 31, 1997, TUC, Texas Utilities Electric Company, a wholly-owned indirect subsidiary of TUC, and ENSERCH had joint lines of credit under credit facility agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $570 million outstanding at any time at variable interest rates and terminates April 23, 1998. Facility B provides for short-term borrowings aggregating up to $1,330 million outstanding at any time at variable interest rates and terminates April 24, 2002. ENSERCH borrowings under both facilities are limited to an aggregate of $650 million outstanding at any time. ENSERCH borrowings under these facilities will be used for working capital and other needs. At December 31, 1997, ENSERCH had no borrowings under these facilities.

Quantitative and Qualitative Disclosure About Market Risk

   The Corporation's market risk exposure is primarily a result of changes in interest rates and commodity price exposures. Derivative instruments including options, swaps, futures and other contractual commitments are used to reduce and manage a portion of those risks. With the exception of the marketing activities of a subsidiary, Enserch Energy Services, Inc. (EES), the Corporation's participation in derivative transactions is designated for hedging purposes; derivative instruments are not held or issued for trading purposes.

   CREDIT RISK -- Credit risk relates to the risk of loss that the Corporation would incur as a result of nonperformance by counterparties to their respective derivative instruments. The Corporation maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. The Corporation does not obtain collateral to support the agreements but monitors the financial viability of counterparties and believes its credit risk is minimal on these transactions. The Corporation believes the risk of nonperformance by counterparties is minimal.

  INTEREST RATE MARKET RISK -- The table below provides information concerning the Corporation's financial instruments as of December 31, 1997 that are sensitive to changes in interest rates, which consist only of debt obligations. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.


                                                                        Expected Maturity Date
                                                 ---------------------------------------------------------------------
                                                                                             There-               Fair
                                                  1998     1999    2000     2001     2002     after     Total    Value
                                                 ------   ------   -----   ------   ------   -------   -------   ------

                                                                      Millions of Dollars
Long-term Debt (including current maturities)
    Fixed Rate.................................  $  --   $150.0   $  --   $100.0    $90.8    $306.0    $646.8   $649.1
    Average interest rate......................     --     7.00%     --     8.88%    6.38%     6.62%     7.02%      --

  ENERGY MARKETING MARKET RISK -- As part of its natural gas marketing activities, EES enters into forward contracts that principally involve physical delivery of natural gas and derivative financial instruments, including options, swaps, futures and other contractual arrangements to offset price risks of gas supply. These activities involve price commitments into the future and, therefore, give rise to market risk. EES applies mark-to-market accounting to its business activities. At December 31, 1997, natural gas marketing operations had net commitments to sell approximately 50.6 billion cubic feet (Bcf) of natural gas through the year 2003 with offsetting net financial positions to purchase approximately 61.3 Bcf.

   EES has performed a sensitivity analysis to estimate its exposure to market risk of its commodity and related financial commitments. The exposure for fixed price natural gas purchase and sale commitments, and derivative financial instruments, including options, swaps, futures and other contractual commitments, is based on a methodology that uses a five-day holding period and a 95% confidence level. EES uses market-implied volatilities to determine its exposure to volatility risk. Market risk is estimated as the potential loss in fair value resulting from at least a 15% change in market factors which may differ from actual results. Using 15%, the most adverse change in fair value at December 31, 1997 as a result of this analysis, was a reduction of $1.1 million. For additional information regarding derivative instruments, see Note 7 to Consolidated Financial Statements.

Regulation and Rates

   In October 1996, Lone Star Pipeline Company, a division of ENSERCH (Lone Star Pipeline), filed a request with the RRC to increase the rate it charges Lone Star Gas Company, a division of ENSERCH (Lone Star Gas), to store and transport gas ultimately destined for residential and commercial customers in the 550 Texas cities and towns served by Lone Star Gas. Lone Star Gas also requested that the RRC separately set rates for costs to aggregate gas supply for these cities. Rates previously in effect were set by the RRC in 1982. In September 1997, the RRC issued an order reducing the charges by Lone Star Pipeline to Lone Star Gas for storage and transportation services. In that order, the RRC did authorize separate charges for the Lone Star Pipeline storage and transportation services, a separate charge by Lone Star Gas for the cost of aggregating gas supplies, and a continuation of the 100% flow through of purchased gas expense. The RRC also imposed some new criteria for affiliate gas purchases and a new reconciliation procedure that will require a review of purchased gas expenses every three years. The RRC order has become final, but is being appealed by several parties including Lone Star Pipeline and Lone Star Gas. The rates authorized by the order became effective on December 1, 1997, and will result in an annual margin reduction of approximately $8.2 million.

   On August 20, 1996, the RRC ordered a general inquiry into the rates and services of Lone Star Gas, most notably a review of Lone Star Gas' historic gas cost and gas acquisition practices since the last rate setting. The inquiry docket has been separated into different phases. Two of the phases, conversion to the NARUC account numbering system and unbundling, have been dismissed by the RRC, and one other phase, rate case expense, is pending RRC action on the basis of a stipulation of all parties. In the phase dealing with historic gas cost and gas acquisition practices, Lone Star Gas and Lone Star Pipeline have filed a motion for summary disposition stating that any retroactive rate action would be inappropriate and unlawful. Settlement discussions with intervenor cities are ongoing. If the motion for summary disposition is denied, a hearing has been scheduled to begin in August 1998. A number of management and transportation related issues have been placed in a separate phase which still has an undefined scope and is being held in abeyance pending the resolution of the phase dealing with gas costs. Management believes that gas costs were prudently incurred and were properly accounted for and recovered through the gas cost recovery mechanism previously approved by the RRC. At this time, management is unable to determine the ultimate outcome of the inquiry.

RESULTS OF OPERATION

   For purposes of the discussion of operating results provided herein, the financial information of the Predecessor for the 1997 periods prior to the Merger Date have been combined with the post-merger 1997 financial information. The business operations of ENSERCH were not significantly changed as a result of the merger, and post-merger and pre-merger operating results, except as noted in the discussion, are comparable.

   For the year ended December 31, 1997, ENSERCH had a loss from continuing operations of $24.9 million compared with income of $9.8 million in 1996 and
income of $21.4 million in 1995.   The 1997 results were reduced by a first
quarter $8.6 million pretax, $5.6 million after-tax, provision for a credit Lone Star Gas made voluntarily to its customers, and were improved by third quarter income of $12.5 million pretax, $8.1 million after-tax, from the sale of interests in cogeneration projects. Also, results for 1997 were reduced by merger-related expenses, which totaled $25.1 million pretax, $21.3 million after-tax, and the amortization of goodwill of $8.1 million arising from the merger with TUC.

   Consolidated revenues for 1997 were $2.6 billion compared with $1.9 billion for 1996 and $1.8 billion for 1995. The higher revenues reflect an increase of $.6 billion in gas marketing revenues. (The table of Selected Financial Data provides additional information on revenues.) Gas purchased for resale increased from $1.3 billion in 1996 to $2.0 billion in 1997, reflecting the increase in natural gas marketing activity. Operating income was $66.7 million in 1997 compared with $105.1 million in 1996 and $100.1 million in 1995. Operating income from natural gas gathering and processing operations decreased $12 million in 1997 from 1996 but increased $18 million in 1996 from 1995. Fluctuations in natural gas liquids (NGL) demand, price volatility for NGL products and natural-gas feedstock costs are the major factors that influence financial results in the NGL processing business. Lone Star Pipeline operating income increased $10 million in 1997 from 1996 but decreased $3 million in 1996 from 1995. The higher results in 1997, which were after a voluntary refund of $8.6 million made prior to the Merger to residential and commercial customers, were primarily attributable to lower operating and maintenance expenses and lower costs of gas lost in transmission, while the decline from 1995 to 1996 was principally due to higher operating and maintenance expenses. Lone Star Gas operating income decreased $15 million in 1997 from 1996 after increasing $15 million in 1996 from 1995. The 1997 decline from 1996 was primarily due to higher operating and maintenance expenses. Results for 1996 were improved from 1995 because of the higher volume of residential and commercial sales, which have the highest margins. Natural gas marketing activities reported an increased operating loss of $32 million in 1997 from 1996 and an increased loss of $12 million in 1996 from 1995. Those losses were the result of low margins, inadequate systems infrastructure and costs associated with new systems that were implemented around year-end 1997. Natural gas marketing operations are expected to be profitable in 1998. Power development income (prior to the transfer of these operations to a TUC affiliate effective with the Merger) improved $16 million in 1997 mostly due to the income from the sale of interests in projects. The Corporation's 1997 operating results also include $8.1 million of amortization of goodwill resulting from the Merger.

   Other income (deductions) - net in 1997 included $2.4 million in gains from the sale of cogeneration plants. Other amounts consisted principally of gains on disposals of assets and interest income, less losses from unconsolidated affiliates.

   Interest charges for 1997 were $76.3 million compared with $76.7 million in 1996 and $71.4 million in 1995. Interest charges for 1997 included $10.7 million related to advances from TUC.

   The extraordinary loss in 1996 of $2.1 million represented a premium incurred in connection with the prepayment of ENSERCH's 9.06% Notes to facilitate the merger with TUC.

   For the year ended December 31, 1997, there was a loss from discontinued operations of $224.7 million which included a $236 million after-tax impact of a write-down of the carrying value of EEX's oil and gas properties due to the U.S. cost center ceiling limitation at March 31, 1997, and a $9.7 million ($14.9 million pre-tax) provision for estimated costs and expenses to wind-up engineering and construction operations. For the years 1996 and 1995, discontinued operations had income of $11.4 million and a loss of $8.3 million, respectively. (See Note 12 to consolidated financial statements.)

CHANGES IN ACCOUNTING STANDARDS

   Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," (SFAS 130) will become effective in 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

   SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," will become effective in 1998. This statement establishes standards for defining and reporting business segments. The Corporation is currently determining its reportable segments.

   The adoption of SFAS 130 and SFAS 131 will not affect the Corporation's consolidated financial position, results of operations or cash flows.

YEAR 2000 ISSUES

   Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or produce erroneous data by or at the Year 2000. The Year 2000 issues affect virtually all companies and organizations.

   As a result of the Merger, many of the Corporation's existing computer applications and systems will be migrated to existing or planned TUC systems. TUC began its Year 2000 initiative in 1996 by addressing mainframe-based application systems. In early 1997, an infrastructure project to address information technology (IT) related equipment and systems software was begun.
In late 1997, a corporate-wide project to address Year 2000 issues related to embedded systems such as process controls for energy production and delivery and client-developed applications was begun. Most of the ENSERCH mainframe applications, infrastructure, embedded systems and client-developed applications that will not be migrated to existing or planned TUC systems have been incorporated into these projects. These projects extend beyond the TUC organization in an effort to also work with key vendors, service suppliers and others so that TUC and ENSERCH can appropriately prepare for Year 2000.

   The remediation and replacement work on the majority of IT application systems and infrastructure are expected to be completed by the end of 1998.
Much of the work on the TUC Year 2000 project is expected to be completed by the end of 1998, although the project will extend into 1999. Based on present assessments of the IT and infrastructure projects, a cost of $11.25 million for TUC was estimated. ENSERCH will be billed for its share of the costs. The TUC costs are being expensed as incurred over the four-year period (1996 through 1999) covered by the projects. Assessment of the cost of the TUC Year 2000 project is in the early stages.

INDEPENDENT AUDITORS' REPORT

ENSERCH Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of ENSERCH Corporation and subsidiaries (the Corporation) as of December 31, 1997 and also 1996 (Predecessor Company balance sheet), and the related statements of consolidated income, cash flows and common stock equity for the period from August 5, 1997 (acquisition date) to December 31, 1997, and the period from January 1, 1997 to the acquisition date and for each of the two years in the period ended December 31, 1996 (Predecessor Company Operations). These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENSERCH Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the period from the acquisition date to December 31, 1997, the period from January 1, 1997 to the acquisition date and for the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Dallas, Texas
February 24, 1998

                      ENSERCH CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
                       STATEMENTS OF CONSOLIDATED INCOME


                                                                                Predecessor
                                                                ----------------------------------------------
                                                                  Period From
                                                 Period From    January 1, 1997          Year Ended
                                                 Acquisition          To                 December 31,
                                                   Date to        Acquisition  -------------------------------
                                              December 31, 1997      Date            1996            1995
                                              ------------------  -----------  ----------------  -------------
                                                                    Thousands of Dollars

OPERATING REVENUES..........................         $1,276,107   $1,278,157        $1,894,260     $1,791,041
                                                     ----------   ----------        ----------     ----------

OPERATING EXPENSES
     Gas purchased for resale...............          1,052,658      941,626         1,316,137      1,260,191
     Operation and maintenance..............            150,569      209,596           348,830        313,633
     Depreciation and amortization..........             29,720       33,693            53,802         48,272
     Gross receipts taxes...................             12,312       29,134            43,212         41,415
     Payroll, ad valorem and other taxes....             11,024       17,224            27,186         27,479
                                                     ----------   ----------        ----------     ----------

           Total operating expenses.........          1,256,283    1,231,273         1,789,167      1,690,990
                                                     ----------   ----------        ----------     ----------

OPERATING INCOME............................             19,824       46,884           105,093        100,051
MERGER RELATED EXPENSES.....................                 --      (25,135)           (6,790)            --
OTHER INCOME (DEDUCTIONS) -- NET............                881        2,799            (1,575)         4,106
INTEREST CHARGES............................            (31,755)     (44,537)          (76,700)       (71,380)
                                                     ----------   ----------        ----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES...........            (11,050)     (19,989)           20,028         32,777
INCOME TAX EXPENSE (BENEFIT)................             (1,485)      (4,612)           10,277         11,415
                                                     ----------   ----------        ----------     ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS....            ( 9,565)     (15,377)            9,751         21,362
INCOME (LOSS) FROM DISCONTINUED OPERATIONS..                 --     (224,691)           11,387         (8,309)
EXTRAORDINARY LOSS ON EXTINGUISHMENT
     OF DEBT................................                 --           --            (2,096)            --
                                                     ----------   ----------        ----------     ----------

NET INCOME (LOSS)...........................             (9,565)    (240,068)           19,042         13,053
PREFERRED STOCK DIVIDENDS...................              4,677        6,725            11,339         11,690
                                                     ----------   ----------        ----------     ----------
NET INCOME (LOSS) AVAILABLE FOR COMMON
      STOCK.................................         $  (14,242)  $ (246,793)       $    7,703     $    1,363
                                                     ==========   ==========        ==========     ==========



See Notes to Consolidated Financial Statements.

                      ENSERCH CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                              Predecessor
                                                               -------------------------------------
                                                               Period From
                                                 Period From   January 1,
                                                 Acquisition     1997             Year Ended
                                                   Date to        To              December 31,
                                                 December 31, Acquisition --------------------------
                                                    1997         Date         1996          1995
                                                 -----------  ----------  ------------  ------------
                                                                Thousands of Dollars
CASH FLOWS -- OPERATING ACTIVITIES
  Income (loss) from continuing operations....   $  (9,565)  $ (15,377)    $   9,751      $  21,362
  Adjustments to reconcile income (loss) from
    continuing operations to cash provided by
    operating activities:
    Depreciation and amortization.............      29,720      33,693        53,802         48,272
    Deferred income-tax expense (benefit).....      18,718      (8,803)        5,317          5,043
    Recoveries of gas-purchase contract
      settlements.............................         318          27         7,926         51,297
    Other.....................................       4,587       5,503        12,224         17,161
    Changes in operating assets and liabilities
      Accounts receivable.....................    (340,758)    132,763      (101,288)       (13,456)
      Other current assets....................      22,683      33,529       (24,995)       (24,029)
      Accounts payable
        Affiliates............................       4,926          --            --             --
        Other.................................     279,756    (148,859)       98,148         10,960
      Other current liabilities...............     (33,737)     (8,194)       44,121         11,209
      Gas marketing risk management assets and
        liabilities...........................     (13,142)         --            --             --
                                                 ---------   ---------     ---------      ---------
        Cash provided by (used for) operating
          activities..........................     (36,494)     24,282       105,006        127,819
                                                 ---------   ---------     ---------      ---------
CASH FLOWS -- INVESTING ACTIVITIES
  Additions to property, plant and equipment..     (56,690)    (62,074)     (132,262)      (106,854)
  Sales and retirements of property, plant
    and equipment.............................        (250)        171         6,863          5,132
  Investments in unconsolidated affiliates....         188      12,267       (59,627)        (8,785)
  Sale of subsidiaries to an affiliated
    company...................................      (4,891)         --            --             --
  Purchases of businesses, net of cash
    acquired..................................          --          --            --         (8,762)
  Other.......................................      (4,777)     (9,539)        8,605           (875)
                                                 ---------   ---------     ---------      ---------
      Cash used for investing activities......     (66,420)    (59,175)     (176,421)      (120,144)
                                                 ---------   ---------     ---------      ---------
CASH FLOWS -- FINANCING ACTIVITIES
  Change in commercial paper and other
    short-term borrowings.....................    (198,473)     66,540       (49,000)        32,759
  Advances from parent........................     382,641          --            --             --
  Issuance of senior long-term debt...........          --     100,000       160,000        150,000
  Debt issuance costs.........................          --          --          (786)          (944)
  Borrowings under revolving credit agreement.          --          --        25,000             --
  Retirement of senior long-term debt.........    (269,335)   (100,784)      (66,960)      (162,677)
  Change in assignments of future gas purchase
    credits...................................          --          --            --        (17,191)
  Issuance of common stock
    Parent....................................     200,000          --            --             --
    Other.....................................          --       3,757        27,678          4,408
  Cash dividends paid.........................      (5,728)    (12,771)      (25,144)       (25,401)
  Other.......................................          --          (7)       (3,289)          (702)
                                                 ---------   ---------     ---------      ---------
    Cash from (used for) financing activities.     109,105      56,735        67,499        (19,748)
                                                 ---------   ---------     ---------      ---------
CASH PROVIDED BY (USED FOR) DISCONTINUED
  OPERATIONS
  Exploration and production..................          --     (21,773)       19,636         37,636
  Engineering and construction................      (6,564)     (5,641)       (5,001)       (28,102)
                                                 ---------   ---------     ---------      ---------
    Cash from (used for) Discontinued
      Operations..............................      (6,564)    (27,414)       14,635          9,534
                                                 ---------   ---------     ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS.......        (373)     (5,572)       10,719         (2,539)
CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE      12,143      17,715         6,996          9,535
                                                 ---------   ---------     ---------      ---------
CASH AND EQUIVALENTS -- ENDING BALANCE........   $  11,770   $  12,143     $  17,715      $   6,996
                                                 =========   =========     =========      =========

See Notes to Consolidated Financial Statements.

                      ENSERCH CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                                                     Predecessor
                                                                     -----------
                                                               December 31,
                                                         -----------------------
                                                             1997         1996
                                                         ----------    ---------
                                                             In thousands
ASSETS
Current Assets
  Cash and cash equivalents.........................     $   11,770   $   17,715
  Accounts receivable...............................        506,284      350,535
  Gas marketing risk management assets..............        365,650           --
  Gas stored underground............................        114,244      119,178
  Deferred income taxes.............................         22,663       20,683
  Other.............................................         35,094       88,989
                                                         ----------   ----------
        Total current assets........................      1,055,705      597,100
                                                         ----------   ----------

Investments.........................................         37,041      113,771
                                                         ----------   ----------
Net Investment in Discontinued Exploration and
 Production Operations..............................             --      798,229
                                                         ----------   ----------

Property, Plant and Equipment.......................      1,200,864    1,942,528
   Less accumulated depreciation and amortization...         24,669      787,205
                                                         ----------   ----------
        Net property, plant and equipment...........      1,176,195    1,155,323
                                                         ----------   ----------

Goodwill (net of accumulated amortization:
     1997 -- $8,113,000; 1996 -- $901,000)..........        791,401        8,740
                                                         ----------   ----------
Other Assets
    Unamortized regulatory assets for pension and
     other postretirement benefits..................         52,336           --
    Deferred income taxes...........................         69,267       26,306
    Other...........................................         54,839       21,673
                                                         ----------   ----------
        Total other assets..........................        176,442       47,979
                                                         ----------   ----------

        Total.......................................     $3,236,784   $2,721,142
                                                         ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Commercial paper and short-term bank loans.......     $    6,067   $  138,000
   Current portion of long-term debt................             --        1,598
   Accounts payable
        Affiliates..................................          4,926           --
        Other.......................................        491,645      393,097
   Gas marketing risk management liabilities........        357,044           --
   Other current liabilities........................        115,030      152,458
   Liabilities for discontinued engineering and
    construction operations.........................         12,932       17,933
                                                         ----------   ----------
        Total current liabilities...................        987,644      703,086
                                                         ----------   ----------

Advances from Parent................................        293,843           --
                                                         ----------   ----------

Long-term Debt......................................        646,796      932,721
                                                         ----------   ----------
Other Liabilities
   Pension and other postretirement benefits........        165,514       48,075
   Deferred income taxes............................         10,498       13,888
   Other............................................        195,845      104,981
                                                         ----------   ----------
        Total other liabilities.....................        371,857      166,944
                                                         ----------   ----------

Commitments and Contingent Liabilities (Note 10)....

Shareholders' Equity
   Adjustable rate preferred stock..................        175,000      175,000
   Common stock equity..............................        761,644      743,391
                                                         ----------   ----------
        Shareholders' equity........................        936,644      918,391
                                                         ----------   ----------

        Total.......................................     $3,236,784   $2,721,142
                                                         ==========   ==========

See Notes to Consolidated Financial Statements.

                      ENSERCH CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
                 STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY

                                                                                                               Predecessor
                                                                                                   ---------------------------------
                                                                                                   Period From
                                                                                    Period From    January 1,
                                                                                    Acquisition       1997          Year Ended
                                                                                      Date to          To           December 31,
                                                                                    December 31,   Acquisition  -------------------
                                                                                        1997          Date       1996       1995
                                                                                    ------------   -----------  --------   --------
                                                                                                      (In thousands)
COMMON STOCK -- authorized 100 million shares
  Balance at beginning of period ...............................................      $     --           703    $304,897   $303,301
       Issuance of common stock to parent (2,000,000 shares) ...................             2            --          --         --
       Issued for stock plans (0; 215,000; 1,764,000; and 358,000 shares) ......            --             2       7,363      1,596
       Reclassify par value of common stock canceled at
         acquisition date ......................................................            --          (705)         --         --
       Change in par value to $.01 from $4.45 per share ........................            --            --    (311,557)        --
                                                                                      --------     ---------   ---------   --------
  Balance at end of period (par value: $.01; $.01; $.01; and $4.45 per share -
       outstanding shares: 201,000; 1,000; 70,280,000; and 68,516,000) .........             2            --         703    304,897
                                                                                      --------     ---------   ---------   --------
PAID IN CAPITAL
     Balance at beginning of period ............................................       579,126       672,775     338,857    334,672
          Issuance of common stock to parent ...................................       199,998            --          --         --
          Excess of proceeds over par value of
            common stock issued for stock plans ................................            --         3,755      21,794      3,866
          Dividends declared ...................................................        (4,677)       (9,202)         --         --
          Change in par value of common stock ..................................            --            --     311,557         --
          Other ................................................................        (3,240)           --         567        319
          Distribution of EEX to common shareholders ...........................            --      (582,574)         --         --
          Reclassify common stock and accumulated loss at acquisition date .....            --      (172,205)         --         --
          Purchase accounting adjustments ......................................            --      (132,937)         --         --
                                                                                      --------     ---------   ---------   --------
             Subtotal ..........................................................       771,207      (220,388)    672,775    338,857
          Excess of purchase price over paid in capital at acquisition date.....            --       799,514          --         --
                                                                                      --------     ---------   ---------   --------
     Balance at end of period ..................................................       771,207       579,126     672,775    338,857
                                                                                      --------     ---------   ---------   --------
RETAINED EARNINGS
     Balance at beginning of period ............................................            --        70,774      76,941     89,054
          Net income (loss) ....................................................        (9,565)     (240,068)     19,042     13,053
          Dividends declared ...................................................            --        (3,616)    (25,209)   (25,162)
          Reclassify accumulated loss at acquisition date ......................            --       172,910          --         --
          Other ................................................................            --            --          --         (4)
                                                                                      --------     ---------   ---------   --------
     Balance at end of period ..................................................        (9,565)           --      70,774     76,941
                                                                                      --------     ---------   ---------   --------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
     Balance at beginning of year ..............................................            --          (861)         --         --
          Change during the year ...............................................            --            76      (1,325)        --
          Deferred income tax effects ..........................................            --           (27)        464         --
          Purchase accounting adjustments ......................................            --           812          --         --
                                                                                      --------     ---------   ---------   --------
     Balance at end of period ..................................................            --            --        (861)        --
                                                                                      --------     ---------   ---------   --------
UNAMORTIZED RESTRICTED STOCK COMPENSATION
     Balance at beginning of period ............................................            --            --      (1,513)      (840)
          Shares granted .......................................................            --            --      (1,284)      (865)
          Cancellations ........................................................            --            --          --         64
          Market valuation adjustments .........................................            --            --         (73)      (332)
          Amortization .........................................................            --            --       2,870        460
                                                                                      --------     ---------   ---------   --------
     Balance at end of period ..................................................            --            --          --     (1,513)

                                                                                      --------     ---------   ---------   --------

COMMON STOCK EQUITY ............................................................      $761,644     $ 579,126   $ 743,391   $719,182
                                                                                      ========     =========   =========   ========

See Notes to Consolidated Financial Statements.

                     ENSERCH CORPORATION AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS , MERGERS AND DISPOSITIONS

    ENSERCH Corporation (ENSERCH or the Corporation) is an integrated company focused on natural gas. Substantially all of its business operations consist of the gathering, processing, transmission, distribution and marketing of natural gas. Businesses and subsidiaries of ENSERCH include Lone Star Gas Company
(Lone Star Gas), a gas distribution company in Texas, serving over 1.35 million customers and providing service through over 23,800 miles of distribution mains; Lone Star Pipeline Company (Lone Star Pipeline), which has approximately 7,600 miles of gathering and transmission pipeline in Texas; and subsidiaries engaged in natural gas processing (Enserch Processing, Inc.) and natural gas marketing (Enserch Energy Services, Inc.).

    On August 5, 1997 (Merger Date or Acquisition Date), the merger transactions between Texas Utilities Company (TUC) and ENSERCH were completed. All of the common stock of ENSERCH was converted into common stock of TUC, and ENSERCH became a wholly-owned subsidiary of TUC. ENSERCH shareholders became entitled to receive .225 share of TUC common stock for each share of ENSERCH. At the effective time of the merger, each of the 1,000 outstanding shares of common stock of ENSERCH Merger Corp. (a transitory corporation organized to facilitate the merger transaction and owned by TUC) was converted to one share of ENSERCH Corporation Common Stock, (ENSERCH common stock). All of the shares of ENSERCH common stock outstanding prior to the effective time of the merger were converted to shares of TUC and, upon conversion, were canceled and ceased to exist. Accordingly, upon completion of the merger the outstanding common stock of ENSERCH consisted of 1,000 shares, par value $0.01 per share, all of which were owned by TUC. Immediately prior to ENSERCH's merger with TUC, Enserch Exploration, Inc. (EEX) and Lone Star Energy Plant Operations, Inc. (LSEPO), former subsidiaries of the Corporation, were merged to form a new company (New
EEX), and ENSERCH distributed to its common shareholders its ownership interest in these businesses, which was represented by approximately 105 million shares of New EEX common stock with a carrying value of $583 million. In the distribution, which was tax free to recipients, ENSERCH shareholders of record on August 4, 1997 received approximately 1.5 shares of New EEX common stock for each share of ENSERCH common stock owned.

    The value of the TUC shares issued and costs incurred by TUC in connection with the acquisition of ENSERCH aggregated $579 million. TUC accounted for its acquisition of ENSERCH as a purchase, and purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the financial statements of ENSERCH and its subsidiaries for the period subsequent to August 5, 1997. The financial statements of ENSERCH for the periods ended before August 5, 1997, were prepared using ENSERCH's historical basis of accounting and are designated as "Predecessor". The comparability of the operating results for the Predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments including the amortization of goodwill over a period of forty years.

    The Predecessor financial statements for all periods presented have been restated to reflect EEX and LSEPO as a discontinued operation. The historical financial statements of ENSERCH reflect certain reclassifications made to conform to TUC's presentation style. On December 31, 1997, ENSERCH sold, to another subsidiary of TUC, at net book value, the group of companies which had constituted the Corporation's power development and international gas distribution operations. For financial reporting purposes, the sale was deemed to have occurred on August 5, 1997. Prior periods were not restated to reflect the sale.

    The fair value of the assets and liabilities of ENSERCH's rate-regulated natural gas utility business (conducted through its Lone Star Gas Company and Lone Star Pipeline Company divisions) is considered to be equivalent to the historical basis of accounting and accordingly, no adjustment has been made to the carrying value. The excess of the consideration paid by TUC over the estimated fair value of the assets and liabilities of ENSERCH at the merger date was approximately $800 million and is reflected as goodwill in the ENSERCH balance sheet as of December 31, 1997. The process of determining the fair value of assets and liabilities at the merger date is continuing, and the final result awaits the resolution of income tax and other contingencies and finalization of certain estimates. The following table summarizes the changes made to the accounts of ENSERCH as of August 5, 1997 as a result of the merger and application of push down accounting.


                                                          Purchase Accounting
                                                              Adjustments
                                                          --------------------
                                                          Thousands of Dollars

             Investments                                         $ (4,730)
             Net property, plant and equipment                    (35,357)
             Goodwill                                             791,386 *
             Other assets                                          57,794
                                                                 --------
               Total assets                                      $809,093
                                                                 ========

             Current liabilities                                 $  9,732
             Long-term debt                                         8,299
             Deferred income taxes                                (45,728)
             Pension and other postretirement benefits            125,892
             Other liabilities                                     43,509
             Shareholders' equity                                 667,389
                                                                 --------
               Total liabilities and equity                      $809,093
                                                                 ========

  * Net of write-off of a premerger goodwill balance of $8,128 thousand.


   The following is a summary of unaudited pro forma results of operations assuming the distribution to shareholders and the Merger with TUC had occurred at the beginning of the periods presented.

                                          Year Ended December 31,
                                         -------------------------
                                             1997         1996
                                         ------------  -----------
                                           Thousands of Dollars
   Revenues............................   $2,553,564   $1,887,774
   Operating income....................       62,318       86,710
   Income (loss) before income taxes...      (12,034)      10,945
   Income taxes (benefit)..............         (235)      11,816
   Net income (loss)...................      (11,799)        (871)
   Net loss after preferred dividends..      (23,201)     (12,210)

   On June 29, 1995, ENSERCH purchased the principal operating assets of a nonregulated marketer of natural gas for approximately $9 million in cash, including some $8 million of cost in excess of net assets acquired. The acquisition was accounted for as a purchase. The goodwill was written off as a purchase adjustment in connection with the merger with TUC. Operations of the acquired company are included in the accompanying consolidated financial statements from the date of acquisition.

   Effective June 30, 1995, the Corporation exchanged 1,204,098 shares of ENSERCH common stock for 100% of the outstanding shares of a company, which, through its subsidiary, is a marketer of natural gas and natural-gas services. The transaction was accounted for as a pooling-of-interests.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION

   Consolidation -- The consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries. All significant intercompany items and transactions have been eliminated in consolidation. Investments in significant unconsolidated affiliates are accounted for by the equity method.

   System of Accounts and Other Policies -- Lone Star Gas and Lone Star Pipeline are subject to the accounting requirements prescribed by the National Association of Regulatory Utility Commissioners (NARUC).

   Use of Estimates -- The preparation of the Corporation's consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the periods covered by the consolidated financial statements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

   Revenue Recognition -- The city gate rate for the cost of gas Lone Star Gas ultimately delivers to residential and commercial customers is established by the Railroad Commission of Texas (RRC) and provides for full recovery of the actual cost of gas delivered, including out-of-period costs such as gas purchase contract settlement costs. The rates Lone Star Gas charges it residential and commercial customers are established by the municipal governments of the cities and towns served, with the RRC having appellate jurisdiction. Lone Star Gas records revenues on the basis of cycle meter readings throughout the month and accrues revenues for gas delivered from the meter reading dates to the end of the month. Gas stored underground is valued at average cost. The rate Lone
Star Pipeline charges to Lone Star Gas for transportation and storage of gas ultimately consumed by residential and commercial customers is established by the RRC.

   Depreciation of Property, Plant and Equipment -- The pipeline and distribution systems are depreciated by the straight line method over the useful life of the asset; approximately 30 to 40 years from original acquisition, respectively.

   Energy Marketing Activities -- The Corporation, through its natural gas marketing subsidiary, Enserch Energy Services, Inc. (EES), is a marketer of natural gas and natural gas services. As part of these business activities, EES enters into a variety of transactions, including forward contracts principally involving physical delivery of natural gas and derivative financial instruments, including options, swaps, futures and other contractual arrangements. The derivative transactions are concentrated with established energy companies and major financial institutions. Concurrent with the Merger, EES conformed its accounting for such activities to the mark-to-market accounting method of valuing and recognizing earnings from firm contractual commitments to purchase and sell natural gas in the future and from its portfolio of derivative financial instruments, including options, swaps, futures and other contractual commitments. Hedge accounting was used previously by Predecessor.

   Stock-Based Compensation -- Statement of Financial Accounting Standards
(SFAS) No. 123 encourages companies to record compensation cost for stock-based employee compensation plans at fair value but permits other methods. Prior to the Merger, the Corporation chose to account for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Corporation's stock at the date of the grant over the amount an employee must pay to acquire the stock. The final compensation cost for restricted stock awards was based on the quoted market price of the Corporation's stock at the date the award became vested. As a result of the Merger, unexercised stock options at the Merger date that had been granted under an ENSERCH plan were exchanged for options to acquire TUC shares, and the estimated fair value assigned to such options as of the Merger date was accounted for by TUC as a part of the cost of the acquisition.

   Consolidated Cash Flows -- For purposes of reporting cash flows, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

  The schedule below details the Corporation's cash payments and noncash investing and financing activities:


                                                                                Predecessor
                                                                      -----------------------------------
                                                                        Period From
                                                         Period From     January 1,
                                                         Acquisition       1997          Year Ended
                                                           Date to          To            December
                                                         December 31,   Acquisition   ------------------
                                                              1997          Date        1996      1995
                                                         ------------    ----------   -------   --------
                                                                    Thousands of Dollars
Cash payments (refunds):
  Interest costs (net of amounts capitalized) .......     $  33,535        $45,960    $75,833   $ 85,063
                                                          =========        =======    =======   ========
  Income taxes -- net ...............................     $  (9,776)       $ 4,415    $ 1,585   $  4,187
                                                          =========        =======    =======   ========

Non-cash investing and financing activities:
   Sales and purchases of businesses:
     Book value of assets (sold) acquired ...........     $(105,878)       $    --    $    --   $ 13,680
     Goodwill .......................................            --             --         --      8,325
     Reduction in advances due parent ...............        20,143             --         --         --
     Liabilities sold (assumed) .....................        85,735             --         --    (12,481)
                                                          ---------        -------    -------   --------
       Cash required ................................            --             --         --      9,524
     Cash sold (acquired) ...........................         4,891             --         --       (762)
                                                          ---------        -------    -------   --------
       Net cash used ................................     $   4,891        $    --    $    --   $  8,762
                                                          =========        =======    =======   ========

3. AFFILIATES

   Transactions between ENSERCH and TUC for the period from acquisition date through December 31, 1997 included $10,674,000 in interest expense related to ENSERCH borrowings from TUC. In addition, ENSERCH had revenues of $8,576,000 from the sale and transportation of gas to other TUC subsidiaries during the period. The outstanding net amount payable to TUC (including advances) was $298,769,000 at December 31, 1997.

4. BORROWINGS AND LINES OF CREDIT

   ENSERCH's commercial paper program was discontinued following the merger with TUC, and the borrowings outstanding at the Merger Date, which totaled $204,500,000, were paid off at maturity with funds advanced to ENSERCH by TUC. In addition, ENSERCH redeemed long-term debt of $260,400,000 outstanding under a revolving credit agreement with funds advanced by TUC. At December 31, 1997, advances from TUC totaled approximately $293,843,000.

   At December 31, 1997, TUC, Texas Utilities Electric Company (TU Electric), a wholly-owned indirect subsidiary of TUC, and ENSERCH had joint lines of credit under credit facility agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $570,000,000 outstanding at any time at variable interest rates and terminates April 23, 1998. Facility B provides for short-term borrowings aggregating up to $1,330,000,000 outstanding at any time at variable interest rates and terminates April 24, 2002. The combined borrowings of TUC, TU Electric and ENSERCH under both facilities are limited to an aggregate of $1,900,000,000 outstanding at any one time. ENSERCH borrowings under both facilities are limited to an aggregate of $650,000,000 outstanding at any time. ENSERCH borrowings under these facilities will be used for working capital and other needs. At December 31, 1997, ENSERCH had no borrowings under these facilities.

                                                                                                   Predecessor
                                                                                                  ------------
                                                                                          December 31,
                                                                                  ----------------------------
                                                                                    1997                1996
                                                                                  --------            --------
                                                                                        Thousands of Dollars

Senior Long-term Debt:
    8% Notes due 1997........................................................     $     --            $100,000
    7% Notes due 1999........................................................      150,000             150,000
    Subsidiary Revolving Credit Agreement Maturing 2000......................           --              25,000
    ENSERCH Revolving Credit Agreement Maturing 2001.........................           --             160,000
    8 7/8% Notes due 2001....................................................      100,000             100,000
    6 3/8% Notes due 2004....................................................      150,000             150,000
    7 1/8% Notes due 2005....................................................      150,000             150,000
6 3/8% Convertible Subordinated Debentures due 2002..........................       90,750              90,750
Unamortized premium and discount and fair value adjustments..................        6,046               8,569
                                                                                  --------            --------
   Total.....................................................................      646,796             934,319
Less current maturities......................................................           --               1,598
                                                                                  --------            --------
   Noncurrent................................................................     $646,796            $932,721
                                                                                  ========            ========


                                         1998      1999      2000     2001       2002
                                         ----      ----      ----     ----       ----
  Maturities (for next 5 years)          $  --    $150,000   $ --    $100,000   $90,750


   The carrying value of ENSERCH debt has been adjusted to reflect fair value as of the Merger date.

   In connection with the Merger, the 6 3/8% Convertible Subordinated Debentures Due in 2002 became convertible into shares of TUC common stock at $38.54 per share (equal to 25.947 shares per $1,000 principal amount). The debentures may be redeemed at 101.27% of the principal amount, plus accrued interest, through March 31, 1998 and at declining premiums thereafter. The Corporation currently intends to redeem these debentures in 1998.

   In January 1998, the Corporation issued $125,000,000 of 6 1/4% Series A Notes due 2003 and $125,000,000 of Remarketed Reset Notes due 2008 with a variable interest rate (5.82% at date of issuance). Net proceeds from these borrowings were used to refinance or redeem like amounts of higher rate debt and preferred stock.

   ENSERCH may issue additional debt and equity securities as needed, including the possible future sale of up to $250,000,000 aggregate principal amount of securities currently registered with the SEC for offering pursuant to Rule 415 under the Securities Act of 1933.

   In September 1996, the Corporation paid off the outstanding balance of the 9.06% Notes due through 1999, including a prepayment premium of $3,200,000 ($2,100,000 after-tax) which has been accounted for as an extraordinary loss on early extinguishment of debt.


Interest Charges were as follows:                                                              Predecessor
                                                                                 -------------------------------------
                                                                                 Period from
                                                               Period from        January 1,
                                                               Acquisition           1997
                                                                  Date to             To       Year Ended December 31,
                                                               December 31,       Acquisition  -----------------------
                                                                  1997               Date        1996            1995
                                                               ------------      ------------    ----            ----
                                                                                      Thousand of Dollars

Interest costs incurred ...................................       $31,801          $44,668         $76,763      $71,614
Interest capitalized ......................................           (46)            (131)            (63)        (234)
                                                                  -------          -------         -------      -------
Charged to expense ........................................       $31,755          $44,537         $76,700      $71,380
                                                                  =======          =======         =======      =======

5.   SHAREHOLDERS' EQUITY

  Common Stock -- On August 5, 1997, all of the common stock of ENSERCH Corporation was converted into common stock of TUC, and ENSERCH became a wholly owned subsidiary of TUC. At the effective time of the merger, each of the 1,000 outstanding shares of common stock of ENSERCH Merger Corp. (a transitory corporation organized to facilitate the merger transaction and owned by TUC) was converted to one share of ENSERCH Corporation Common Stock, (ENSERCH common stock). All of the shares of ENSERCH common stock outstanding prior to the effective time of the merger were converted to shares of TUC and, upon conversion, were canceled and ceased to exist. Accordingly, at August 5, 1997, the outstanding common stock of ENSERCH consisted of 1,000 shares, par value $0.01 per share, all of which were owned by TUC.

  In December 1997, TUC purchased an additional 200,000 shares for $200,000,000.

  At the special shareholders meeting on November 15, 1996, shareholders of the Corporation approved a change in the par value of ENSERCH common stock from $4.45 per share to $.01 per share to facilitate the distribution of the Corporation's interest in EEX. The reduction in par value was recorded by the transfer of $312,000,000 to the paid-in-capital account.


Adjustable Rate Preferred Stock
at December 31, 1997 and 1996:       Stated Value Per      Shares Outstanding
                                   ---------------------  ---------------------
                                   Preferred  Depositary  Preferred  Depositary    Amount
                                     Share      Share      Shares      Shares    (Thousands)
                                   ---------  ----------  ---------  ----------  -----------
     Series E....................     $1,000        $100    100,000   1,000,000    $100,000
     Series F....................      1,000          25     75,000   3,000,000      75,000
                                                                                   --------

        Total....................                                                  $175,000
                                                                                   ========

   On January 16, 1998, the Corporation redeemed all of the outstanding shares of its Adjustable Rate Preferred Stock, Series E, at $1,000 per share, plus accrued and unpaid dividends of $14.777 per share.

   The Series F stock is redeemable at stated value after May 1, 1999. Holders of the preferred stock are entitled to its stated value upon involuntary liquidation.

   Dividend rates for the Series F Stock are determined quarterly, in advance, based on the "Applicable Rate" (highest of the three-month Treasury bill rate, the Treasury ten-year constant maturity rate and either the Treasury twenty-year or thirty-year constant maturity rate, as defined), as set forth below:


                                                    Per Annum Rate
                                                (Determined Quarterly)
                                                ----------------------
                                                        Series F
                                                   ----------------
   Dividend rate.....................                    87% of
                                                    Applicable Rate
   Minimum rate......................                     4.50%
   Maximum rate......................                    10.50%



    Dividends Declared:                                                                            Predecessor
                                                                                     ------------------------------------------
                                                                                     Period from
                                                                     Period from     January 1,
                                                                     Acquisition        1997
                                                                       Date to           To            Year Ended December 31,
                                                                     December 31,    Acquisition        -----------------------
                                                                         1997            Date             1996         1995
                                                                    -------------    -----------          ----         ----
                                                                                         Thousands of Dollars
     Adjustable Rate Preferred Stock:
        Series E ($6.42, $7.00, $7.00 per depositary share)...          $2,917         $ 3,500           $ 7,000      $ 7,000
        Series F ($1.34, $1.45, $1.54 per depositary share)...           1,760           2,270             4,360        4,610
    Common Stock ($.10, $.20, $.20 per share).................              --           7,048            13,849       13,552
                                                                        ------         -------           -------      -------
           Total..............................................          $4,677         $12,818           $25,209      $25,162
                                                                        ======         =======           =======      =======

6.  STOCK COMPENSATION PLANS

   Effective with the Merger, outstanding options for ENSERCH common stock were exchanged for options for 532,913 shares of TUC common stock exercisable at prices ranging from $7.03 to $37.71 per share, and ENSERCH was precluded from awarding further options. The estimated fair value of these options of $3,214,000 was accounted for as a part of the cost of the acquisition. At December 31, 1997, 402,966 of these options remained outstanding and exercisable. Prior to the Merger, the Corporation had three fixed option plans. Stock options had been awarded to key employees and were outstanding under all three plans. Options generally expire ten years after the date of the grant.


Summary of Stock Option Activity:
                                    Weighted Average
                                     Exercise Price           Number of Options
                                     --------------  -----------------------------------
                                      1997    1996      1997        1996         1995
                                     ------  ------  ----------  -----------  ----------
Outstanding -- Beginning of year...  $17.71  $17.27  1,182,308    2,514,598   2,308,823
  Granted..........................      --   15.13         --      326,300     263,200
  Exercised (a)....................   17.15   16.47   (214,278)  (1,579,289)    (27,825)
  Canceled or expired..............   16.72   17.87   (126,225)     (79,301)    (29,600)
  Converted into TUC options.......   18.00      --   (841,805)          --          --
                                                     ---------   ----------   ---------
Outstanding -- End of year.........      --   17.71         --    1,182,308   2,514,598
                                                     =========   ==========   =========

Exercisable........................                         --    1,182,308   1,957,637
                                                     =========   ==========   =========

(a) Price ranges for options exercised in 1997 (prior to the Merger) were $4.45 to $21.00; in 1996 were $4.45 to $21.13; and in 1995 were $12.50 to $17.00.

   The weighted average fair value of stock options granted in 1996 and 1995 was $4.97 and $4.80, respectively. The fair value for these options granted since December 31, 1994 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: risk-free interest rates of 5.48% and 7.17%; dividend yields of 1.33% and 1.48%; volatility factor of the expected market price of the Corporation's common stock of .29; and a weighted average expected life of the options of 6.3 years.

   The stock option plans included provisions for issuing the Corporation's common stock under performance-based grants. In 1996 and 1995, the Corporation granted 83,500 and 59,000 shares of restricted stock under its stock option plan, respectively. The weighted average grant-date fair value of these restricted shares was $15.38 and $14.66, respectively. Fair value is equal to the market value of the Corporation's common stock on the date of grant. Upon the Board of Directors' agreement to merge with TUC in April 1996, all restrictions were lifted on the 211,956 shares of restricted stock outstanding. The unamortized portion of the cost of these shares of $3,100,000 was charged to compensation expense in 1996.

   Pro forma information regarding net income is mandated by SFAS 123 and has been determined as if the Corporation had accounted for its employee stock options under the fair value method of that Statement. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provision of SFAS 123, the Corporation's net income (loss) for the following periods would have been reduced to the pro forma amounts indicated below:


                                                                                           Predecessor
                                                                        --------------------------------------------
                                                                         Period from
                                                                         January 1,
                                                                            1997
                                                                             To            Year Ended December 31,
                                                                         Acquisition    ----------------------------
                                                                            Date           1996               1995
                                                                        -------------      ----               ----
                                                                                  Thousands of Dollars
    Net income (loss) (after provision for dividends on
     preferred stock):
     As reported..............................................           $(246,793)       $7,703             $1,363
     Pro forma................................................            (246,793)        5,498              1,179

7.  DERIVATIVE INSTRUMENTS

   The Corporation enters into derivative instruments, including options, swaps, futures and other contractual commitments to manage market risks related to changes in interest rates and commodity price exposures. The Corporation's participation in derivative transactions, except for the gas marketing activities, has been designated for hedging purposes, and the derivatives are not held or issued for trading purposes. (For a discussion of accounting policies relating to derivative instruments, see Note 2.)

   Natural Gas Marketing Activities -- EES's marketing activities involve price commitments into the future and, therefore, give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. Net open portfolio positions often result from the origination of new transactions or in response to changing market conditions. The Corporation closely monitors its exposure to market risk. The Corporation utilizes a number of methods to monitor market risk, including sensitivity analysis. The exposure for fixed price natural gas purchase and sale commitments, and derivative financial instruments, including options, swaps, futures and other contractual commitments, is based on a methodology that uses a five-day holding period and a 95% confidence level. EES uses market-implied volatilities to determine its exposure to market risk. Market risk is estimated as the potential loss in fair value resulting from at least a 15% change in market factors which may differ from actual results. Using 15%, the most adverse change in fair value at December 31, 1997, as a result of this analysis, was a reduction of $1,100,000.

   EES enters into contracts to purchase and sell natural gas for physical delivery in the future. At December 31, 1997, EES had net commitments to sell approximately 50.6 billion cubic feet (Bcf) of natural gas through the year 2003 with offsetting net financial positions to purchase approximately 61.3 Bcf.

   Concurrent with the Merger, EES conformed its accounting for its gas marketing activities to mark-to-market accounting, which is the accounting method used by TUC. Under mark-to-market accounting, changes (whether positive or negative) in the value of contractual commitments to purchase and sell natural gas in the future and from its portfolio of derivative financial instruments, including options, swaps, futures and other contractual commitments are recognized as an adjustment to operating revenues in the period of change. The market prices used to value these transactions reflect management's best estimate of market prices considering various factors including closing exchange and over-the-counter quotations, time value of money and volatility factors underlying the commitments. These market prices are adjusted to reflect the potential impact of liquidating EES's position in an orderly manner over a reasonable period of time under present market conditions.

   EES has a number of risks and costs associated with the future contractual commitments included in its natural gas portfolio, including credit risks associated with the financial condition of counterparties, product location (basis) differentials and other risks that management policies dictate. EES continuously monitors the valuation of identified risk and adjusts the portfolio valuation based on present market conditions. Reserves are established in recognition that certain risks exist until delivery of natural gas has occurred, counterparties have fulfilled their financial commitments and related financial instruments mature or are closed out.

   The following table displays the mark-to-market values of EES's natural gas marketing risk management assets and liabilities at December 31, 1997 and the average value for the period from August 5, 1997 through December 31, 1997:


                         Assets   Liabilities    Net
                         ------   -----------    ---
                            Thousands of Dollars
Fair Value:
  Current.............  $365,650     $357,044  $ 8,606
  Noncurrent..........    41,522       31,324   10,198
                        --------     --------  -------
   Total..............  $407,172     $388,368   18,804
                        ========     ========
  Less reserves.......                           9,251
                                               -------
   Net of reserves....                         $ 9,553
                                               =======
Average Value:
  Total...............  $291,809     $278,332  $13,477
                        ========     ========
  Less reserves.......                           8,134
                                               -------
   Net of reserves....                         $ 5,343
                                               =======

   The following table summarizes EES results from its gas marketing activities for the periods presented:


                                                                     Predecessor
                                                      ----------------------------------------
                                                      Period from
                                      Period from     January 1,
                                      Acquisition        1997
                                        Date to           To          Year Ended December 31,
                                      December 31,    Acquisition    -------------------------
                                          1997           Date           1996           1995
                                       ----------     ----------     ----------     ----------
                                                        Thousands of Dollars

   Revenues........................     $858,467       $601,881       $825,009       $750,463
   Net trading income (loss).......         (286)        (4,709)        18,144         26,166

   Credit Risk -- Credit risk relates to the risk of loss that the Corporation would incur as a result of nonperformance by counterparties to their respective derivative instruments. The Corporation maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. The Corporation does not obtain collateral to support the agreements but monitors the financial viability of counterparties and believes its credit risk is minimal on these transactions. The Company believes the risk of nonperformance by counterparties is minimal.

8.  INCOME TAXES


                                                          Predecessor
                                            ------------------------------------
                                             Period from
                               Period from    January 1,
                               Acquisition      1997
                                  Date to        To      Year Ended December 31,
Income Tax Expense (Benefit)   December 31, Acquisition  -----------------------
 of Continuing Operations:        1997          Date         1996        1995
                                --------     ---------     -------     -------
                                              Thousands of Dollars
Current
 Federal...................     $(20,378)    $ 4,297       $ 4,745     $ 6,230
 State.....................          175           9           136          92
 Foreign...................           --        (115)           79          50
                                --------     -------       -------     -------

  Total....................      (20,203)      4,191         4,960       6,372
                                --------     -------       -------     -------

Deferred
 Federal...................       18,775      (8,719)        5,429       5,185
 Foreign...................           --          --            29          --
                                --------     -------       -------     -------

  Total....................       18,775      (8,719)        5,458       5,185
                                --------     -------       -------     -------

Investment Tax Credits.....          (57)        (84)         (141)       (142)
                                --------     -------       -------     -------

  Total....................     $ (1,485)    $(4,612)      $10,277     $11,415
                                ========     =======       =======     =======

Reconciliation of Income Taxes (Benefit) Computed at the Federal Statutory Rate to Income Tax Expense (Benefit) of Continuing Operations:


                                                                                                     Predecessor
                                                                                        -------------------------------------
                                                                                        Period from
                                                                          Period from   January 1,
                                                                          Acquisition      1997
                                                                            Date to         To        Year Ended December 31,
                                                                          December 31,  Acquisition   -----------------------
                                                                             1997          Date           1996      1995
                                                                          ----------    ----------      --------- ---------
                                                                                          Thousands of Dollars
Income (loss) from continuing operations before income taxes:
    Domestic....................................................           $(11,072)     $(22,815)       $27,084   $33,020
    Foreign.....................................................                 22         2,826         (7,056)     (243)
                                                                           --------      --------        -------   -------

      Total.....................................................           $(11,050)     $(19,989)       $20,028   $32,777
                                                                           ========      ========        =======   =======

Income taxes (benefit) at the federal statutory rate of 35%.....           $ (3,868)     $ (6,996)       $ 7,010   $11,472
Amortization of investment tax credits..........................                (57)          (84)          (141)     (142)
Amortization of goodwill........................................              2,840            --             --        --
State and foreign taxes, net of federal tax benefit.............                114           (69)           159        93
Nondeductible distribution and merger related costs.............                 --         4,948          2,275        --
Nondeductible meals and entertainment...........................                175           180            324       342
Change in cash surrender value of life insurance policies.......               (313)         (389)           (24)      (19)
Increase in (reduction of) prior year tax liabilities...........                 --        (2,530)           601      (501)
Other --- net...................................................              ( 376)          328             73       170
                                                                           --------      --------        -------   -------

      Income Tax Expense (Benefit)..............................           $ (1,485)     $ (4,612)       $10,277   $11,415
                                                                           ========      ========        =======   =======

     Deferred income taxes provided by the liability method for significant temporary differences based on tax laws and statutory rates in effect at the December 31, 1997 and 1996 balance sheet dates are as follows:


                                                                                Predecessor
                                                                       -----------------------------
                                                    1997                           1996
                                       ------------------------------  -----------------------------
                                        Total    Current   Noncurrent   Total    Current  Noncurrent
                                       --------  --------  ----------  --------  -------  ----------
                                                           Thousands of Dollars
Deferred Tax Assets:

Net operating--loss and other tax--
  credit carryforwards...............  $163,061   $    --    $163,061  $154,558  $    --    $154,558
Retirement and other employee
  benefit obligations................    47,128     4,469      42,659    22,916    2,600      20,316
Accruals and allowances..............    11,779    10,004       1,775    24,728   11,420      13,308
Losses of controlled foreign
  corporations.......................     2,557        --       2,557     5,936       --       5,936
All other............................     8,358     8,358          --    23,712    8,053      15,659
                                       --------   -------    --------  --------  -------    --------

  Total..............................   232,883    22,831     210,052   231,850   22,073     209,777
                                       --------   -------    --------  --------  -------    --------
Deferred Tax Liabilities:

Property-- related differences.......   139,934        --     139,934   136,617       --     136,617
All other............................    11,517       168      11,349    62,132    1,390      60,742
                                       --------   -------    --------  --------  -------    --------

  Total..............................   151,451       168     151,283   198,749    1,390     197,359
                                       --------   -------    --------  --------  -------    --------

Net Deferred Tax Asset...............  $ 81,432   $22,663    $ 58,769  $ 33,101  $20,683    $ 12,418
                                       ========   =======    ========  ========  =======    ========

     At December 31, 1997, domestic net operating-loss (NOL) carryforwards total $445 million, which begin to expire in 2003, and alternative minimum tax-credit carryforwards total $7 million. The tax benefits of these carryforwards of $163 million, as shown above, are available to offset future tax payments. ENSERCH expects to fully utilize such NOL's prior to their expiration date. At December 31, 1997, ENSERCH also had $17 million of general business credit carryforwards which begin to expire in 1999. As a result of limitations on the timing of use arising from the Merger, ENSERCH does not expect to fully utilize such tax credit carryforwards prior to their expiration date; therefore, such credits were written off as a purchase accounting adjustment.


                                                                                             Predecessor
                                                                                ------------------------------------
                                                                                Period From
                                                                 Period From    January 1,
                                                                 Acquisition       1997
                                                                   Date to          To       Year Ended December 31,
Cash Payments (Refunds) of Income Taxes Allocated                December 31,   Acquisition  -----------------------
  to Continuing Operations:                                          1997          Date         1996        1995
                                                                 -------------  -----------  ----------  ----------
                                                                                  Thousands of Dollars
Federal:
  Current year, including alternative  minimum tax............       $(9,245)       $2,203     $2,013     $ 8,840
  Prior years.................................................          (586)        2,149       (535)     (5,026)
                                                                     -------        ------     ------     -------
    Total.....................................................        (9,831)        4,352      1,478       3,814
State.........................................................            55            63        (82)        373
Foreign.......................................................            --            --        189          --
                                                                     -------        ------     ------     -------

    Total.....................................................       $(9,776)       $4,415     $1,585     $ 4,187
                                                                     =======        ======     ======     =======

9. EMPLOYEE BENEFIT PLANS

     Pension Plan -- At the date of the Merger, ENSERCH had a defined benefit pension plan providing retirement income benefits for substantially all of its employees. As a part of purchase accounting, the accrued pension liability was adjusted to recognize all previously unrecognized gains or losses arising from past experience different from that assumed, the effects of changes in assumptions, all unrecognized prior service costs and the remainder of unrecognized asset existing at the date of the initial application of SFAS 87. These adjustments to the accrued pension liability, to the extent associated with rate-regulated operations, were recorded as regulatory assets or liabilities and, to the extent associated with non-regulated operations, as goodwill. Accrued retirement costs are funded to the extent such amounts are deductible for federal income-tax purposes. Plan assets consist primarily of equity investments, government bonds and corporate bonds. Benefits are based on years of credited service and average compensation.

     Effective January 1, 1998, the ENSERCH qualified retirement plan was merged into another retirement plan of TUC.

     In connection with the Merger, certain employees of ENSERCH were offered and accepted an early retirement option. Effects of the early retirement option associated with ENSERCH employees were included in purchase accounting adjustments as regulatory assets or goodwill, as appropriate.

                                                                                  Predecessor
                                                                     ---------------------------------------
                                                                     Period from
                                                       Period from    January 1,
                                                       Acquisition       1997
                                                         Date to          To        Year Ended December 31,
                                                       December 31,   Acquisition    ------------------------
                                                           1997           Date          1996         1995
                                                       -------------  ------------   -----------  -----------
                                                                      Thousands of Dollars
Components of Net Pension Costs:
Service cost -- benefits earned during the period..       $ 1,758      $  2,466         $  5,228   $  3,801
Interest cost on projected benefit obligation......        11,186        14,367           24,418     23,530
Actual return on plan assets.......................        (9,606)      (46,504)         (40,474)   (46,777)
Net amortization and deferral......................        (1,016)       31,226           14,295     23,975
                                                          -------      --------         --------   --------

 Net periodic pension cost.........................       $ 2,322      $  1,555         $  3,467   $  4,529
                                                          =======      ========         ========   ========

Valuation Assumptions:
Discount rate......................................          7.25%         7.75%            7.75%      7.65%
Rate of increase in compensation levels............          4.30%         4.30%            4.00%      4.00%
Expected long-term rate of return on assets........          9.00%         9.00%            9.50%

Amounts Recognized:
Actuarial present value of accumulated benefits:

  Accumulated benefit obligation......................  $(351,976)                     $(305,041)
                                                         =========                     =========

  Vested benefit obligation...........................  $(349,711)                     $(302,360)
                                                         =========                     =========

  Projected pension benefit obligation for service
    rendered to date..................................  $(379,217)                     $(333,955)
Plan assets at fair value - primarily equity
 investments, government bonds and corporate bonds....    275,863                        285,810
                                                         ---------                     ---------
Projected benefit obligation in excess of plan assets..  (103,354)                       (48,145)
Unrecognized net gain from past experience different
 from that assumed and effects of changes
 in assumptions........................................    24,743                          3,437
Prior service cost not yet recognized in net periodic
 pension expense.......................................    (6,077)                        (3,555)
Unrecognized plan assets in excess of projected benefit
    obligation at initial application..................        --                         (3,406)
                                                         ---------                     ---------
       Accrued pension cost............................  $(84,688)                     $ (51,669)
                                                         =========                     =========

   Postretirement Benefits Other than Pensions -- In addition to the retirement plan, ENSERCH offers certain health care and life insurance benefits to
substantially all employees and their eligible dependents at retirement.   In
connection with the Merger, the plan was amended to provide coverage to those employees hired after July 1, 1989 not previously eligible for postretirement medical benefits. In addition, the health care benefits provided to retirees under the Plan were enhanced to reflect the same level of benefits as offered by other such plans of TUC companies. The unrecognized prior service cost at December 31, 1997 arose from these two changes which occurred after the Merger Date. Obligations have not been prefunded. Benefits received vary in level depending on years of service and retirement dates. The purchase accounting adjustments described above for the retirement plan of ENSERCH were also applied to the accrued liabilities for the postretirement health care and life insurance benefits.


                                                                                                   Predecessor
                                                                                    -------------------------------------
                                                                                    Period from
                                                                      Period from   January 1,
                                                                      Acquisition     1997
                                                                        Date to        To         Year Ended December 31,
                                                                      December 31,  Acquisition   -----------------------
                                                                         1997          Date          1996        1995
                                                                      ------------  ------------  ------------  --------
                                                                                        Thousands of Dollars
Components of Net Periodic Postretirement Benefit Cost:
Service cost -- benefits earned during the period..................    $      84        $  142      $    309    $  227
Interest cost on accumulated postretirement benefit
   obligation......................................................        2,514         2,899         5,473     5,966
Amortization of the transition obligation..........................           --         2,189         4,037     4,037
Net amortization and deferral......................................           --           128           (63)     (445)
                                                                       ---------        ------      --------   -------

Net periodic postretirement benefits cost..........................    $   2,598        $5,358      $  9,756    $9,785
                                                                       =========        ======      ========   =======

Valuation Assumptions:
Discount rate......................................................         7.25%         7.75%         7.75%     7.65%
Medical cost trend rate............................................          5.0%          5.0%         6.50%

Amounts Recognized:
Accumulated postretirement benefit obligation (APBO):
   Retirees........................................................    $ (82,570)                   $(65,997)
   Fully eligible active employees.................................       (3,339)                       (499)
   Other active employees..........................................      (20,504)                     (6,720)
                                                                       ---------                    --------
   Total APBO......................................................     (106,413)                    (73,216)
Unrecognized transition obligation.................................           --                      53,013
Unrecognized prior service cost....................................       17,822                          --
Unrecognized net loss..............................................        3,455                      10,718
                                                                       ---------                    --------

    Accrued postretirement benefits cost...........................    $ (85,136)                   $ (9,485)
                                                                       =========                    ========

  The expected increase in costs of future benefits covered by the plan is projected using a health care cost trend rate of 5% in 1998 and thereafter. A one percentage point increase in the assumed health care cost trend rate in each future year would increase the APBO at December 31, 1997 by approximately $11.6 million and other postretirement benefits cost for 1997 by approximately $.1 million.

10.  COMMITMENTS AND CONTINGENT LIABILITIES

  Legal Proceedings -- A lawsuit was filed on February 24, 1987, in the 112th Judicial District of Sutton County, Texas, against subsidiaries and affiliates of the Corporation and its utility division. The plaintiffs have claimed that defendants failed to make certain production and minimum-purchase payments under a gas-purchase contract. The plaintiffs initially alleged a conspiracy to violate purchase obligations, improper accounting of amounts due, fraud, misrepresentation, duress, failure to properly market gas and failure to act in good faith. Under amended pleadings filed in January 1997, plaintiffs have added allegations of negligence and gross negligence in connection with the measurement of gas and conversion. Plaintiffs seek actual damages in excess of $5,000,000 and punitive damages in an amount equal to .5% of the consolidated gross revenues of the Corporation for the years 1982-1986 (approximately $85,000,000), interest, costs and attorneys' fees.

  On October 30, 1995, a lawsuit was filed in the Supreme Court of Western Australia by Woodside Petroleum Ltd. and its joint venture partners against the Corporation, a former subsidiary of the Corporation and others. Plaintiffs seek damages of approximately $18,000,000 from the Corporation based on an indemnity arrangement and approximately $208,000,000 from the other defendants for alleged breaches of contract and breaches of a trade practice act, all in connection with the construction of an offshore gas and condensate drilling production platform. The Corporation has agreed to indemnify the current owner of the former subsidiary pursuant to the provisions in the prior sales agreement. Following a preliminary hearing, the Court, on December 4, 1997, delivered an opinion in favor of the Corporation, the former subsidiary and the other defendants finding that the defendants are additional insurers under certain insurance policies owned by the plaintiffs and that the plaintiffs and their insurers are precluded from bringing a subrogated claim against the defendants. An appeal of this ruling is anticipated.

  Management of the Corporation believes it has meritorious defenses to the claims made in these and other actions brought in the ordinary course of business. In the opinion of management, the Corporation will incur no liability from these and all other pending claims and suits that is material for financial reporting purposes.

  Environmental Matters -- The Corporation is subject to federal, state and local environmental laws and regulations that regulate the discharge of materials into the environment. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The level of future expenditures for environmental matters, including costs of obtaining operating permits, equipment monitoring and modifications under the Clean Air Act and cleanup obligations, cannot be fully ascertained until the regulations that implement the applicable laws have been approved and adopted. It is management's opinion that all such costs, when finally determined, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Corporation.

Commitments -- Future minimum commitments are as follows (in thousands):


                            1998     1999    2000    2001    2002    Thereafter
                          -------  -------  ------  ------  ------   ----------
Operating leases........  $ 6,100  $ 5,500  $4,800  $3,500  $3,200     $54,500
Gas-purchase contracts..   87,600   33,900   8,100   5,400   3,000       1,400

  The Corporation had a number of noncancelable long-term operating leases at December 31, 1997, principally for office space and machinery and equipment. Rental expenses for continuing operations incurred under all operating leases aggregated $2,600,000 for the pre-and post-merger periods of 1997, $3,600,000 in 1996 and $5,600,000 in 1995. Rental income received for subleased office space was $2,000,000 in 1997, $3,400,000 in 1996 and $3,400,000 in 1995. Future
minimum rental income to be received for subleased office space is $11,500,000 over the next five years.

  Gas-Purchase Contracts -- Lone Star Gas buys gas under long-term, intrastate contracts in order to assure a reliable supply to its customers. Many of these contracts require minimum purchases of gas. Lone Star Gas has made accruals for payments that may be required for settlement of gas-purchase contract claims asserted or that are probable of assertion. Lone Star Gas continually evaluates its position relative to asserted and unasserted claims, above-market prices or future commitments. Management believes that Lone Star Gas has not incurred losses for which reserves should be provided at December 31, 1997. Based on estimated gas demand, which assumes normal weather conditions, requisite gas purchases are expected to substantially satisfy purchase obligations for the year 1998 and thereafter.

  Sales of Receivables -- The Corporation has sold $100 million of receivables under an amended limited recourse agreement that matures on September 22, 1998. Additional receivables are continually sold to replace those collected. The uncollected balances of receivables sold were $100 million at both year-end 1997 and 1996.

  Guarantees -- The Corporation and/or its subsidiaries are the guarantor on various commitments and obligations of others aggregating some $45,300,000 at December 31, 1997. The Corporation is exposed to loss in the event of nonperformance by other parties. However, the Corporation does not anticipate nonperformance by the counterparties.

  Concentrations of Credit Risk -- Lone Star Gas operations have trade receivables from a few large industrial customers in North Central Texas arising from the sale of natural gas. A change in economic conditions may affect the ability of customers to meet their contractual obligations. At December 31, 1997 and 1996, the allowance for possible losses deducted from accounts receivable was $3,902,000 and $3,968,000 respectively. The Corporation believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure.

  Inquiry into Lone Star Gas Company Rates -- In October 1996, Lone Star Pipeline filed a request with the RRC to increase the rate it charges Lone Star Gas to store and transport gas ultimately destined for residential and commercial customers in the 550 Texas cities and towns served by Lone Star Gas. Lone Star Gas also requested that the RRC separately set rates for costs to aggregate gas supply for these cities. Rates previously in effect were set by the RRC in 1982. In September 1997, the RRC issued an order reducing the charges by Lone Star Pipeline to Lone Star Gas for storage and transportation services. In that order, the RRC did authorize separate charges for the Lone Star Pipeline storage and transportation services, a separate charge by Lone Star Gas for the cost of aggregating gas supplies, and a continuation of the 100% flow through of purchased gas expense. The RRC also imposed some new criteria for affiliate gas purchases and a new reconciliation procedure that will require a review of purchased gas expenses every three years. The RRC order has become final, but is being appealed by several parties including Lone Star Pipeline and Lone Star Gas. The rates authorized by the order became effective on December 1, 1997, and will result in an annual margin reduction of approximately $8.2 million.

  On August 20, 1996, the RRC ordered a general inquiry into the rates and services of Lone Star Gas, most notably a review of historic gas cost and gas acquisition practices since the last rate setting. The inquiry docket has been separated into different phases. Two of the phases, conversion to the NARUC account numbering system and unbundling, have been dismissed by the RRC, and one other phase, rate case expense, is pending RRC action on the basis of a stipulation of all parties. In the phase dealing with historic gas cost and gas acquisition practices, Lone Star Gas and Lone Star Pipeline have filed a motion for summary disposition stating that any retroactive rate action would be inappropriate and unlawful. Settlement discussions with intervenor cities are ongoing. If the motion for summary disposition is denied, a hearing has been scheduled to begin in August 1998. A number of management and transportation related issues have been placed in a separate phase which still has an undefined scope and is being held in abeyance pending the resolution of the phase dealing with gas costs. Management believes that gas costs were prudently incurred and were properly accounted for and recovered through the gas cost recovery mechanism previously approved by the RRC. At this time, management is unable to determine the ultimate outcome of the inquiry.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying value and related estimated fair values of the Corporation's significant financial instruments at December 31, 1997 and 1996 are as follows:


                                                                                  1997                     1996
                                                                        ------------------------  ------------------------
                                                                          Carrying    Estimated     Carrying    Estimated
                                                                        or Notional     Fair       or Notional     Fair
                                                                           Amount       Value        Amount       Value
                                                                        ------------  ----------  ------------  ----------
                                                                                         Thousand of Dollars
On-balance sheet liabilities:
  Long-term debt (including current maturities) (a)........              $(646,796)   $(649,089)    $(934,319)  $(935,626)

Off-balance sheet assets (liabilities):
  Financial guarantees (b).................................                     --      (45,332)           --    (104,044)
  EES derivatives (c)......................................                     --           --            --         749


Estimated fair value: (a) variable-rate debt - approximates carrying amount, exchange traded debt - quoted market prices, and other debt - discounted value using rates for debt with similar characteristics; (b) approximates carrying or notional amount; (c) 1996 based on mark-to-market valuations (see Note 7 concerning EES accounting in 1997).

  The fair values of other financial instruments for which carrying amounts and fair values have not been presented are not materially different than their related carrying amounts.

12.  DISCONTINUED OPERATIONS

   In connection with the merger of ENSERCH with TUC, EEX and LSEPO were merged to form a new company (New EEX), and ENSERCH distributed to its common shareholders its ownership interest in New EEX, which was represented by approximately 105 million shares of New EEX common stock with a carrying value of $583 million. In the distribution, which was tax free to the recipients, ENSERCH shareholders of record on August 4, 1997 received approximately 1.5 shares of New EEX common stock for each share of ENSERCH common stock owned. ENSERCH's financial statements for all periods presented have been restated to reflect EEX and LSEPO as discontinued operations. ENSERCH's discontinued operations also include its engineering and construction and environmental businesses, the principal assets of which were sold in prior years. The results of operations of ENSERCH's discontinued businesses were as follows:


                                                                                              Predeccessor
                                                                         -----------------------------------------------------
                                                          Period From      Period From
                                                          Acquisition    January 1, 1997
                                                             Date to            To                    Year Ended December 31,
                                                          December 31,      Acquisition              -------------------------
                                                              1997             Date                   1996               1995
                                                          -------------    ------------               ----               ----
                                                                                  (Thousands of Dollars)
Revenues from exploration and production operations..       $    --          $ 159,547              $248,365           $140,199
                                                            =======          =========              ========           ========

Operating income (loss) from exploration and
     production operations...........................       $    --          $(375,510)*            $ 36,078           $  7,929
                                                            =======          =========              ========           ========

Income (loss) from exploration and production
     operations......................................       $    --          $(215,006)*            $ 12,947           $ (8,309)
Provision for additional costs and expenses
 for the wind-up of discontinued engineering and
 construction business, net of tax benefit of $5,215
 in 1997 and tax provision of $2,160 in 1996.........            --             (9,685)               (1,560)                --
                                                            -------          ---------              --------           --------

        Total........................................       $    --          $(224,691)             $ 11,387           $ (8,309)
                                                            =======          =========              ========           ========

Cash Flow Information:
Net cash flows from (used for)
 Operating activities................................       $(6,564)         $ 111,533              $154,307           $ 81,876
 Investing activities................................            --           (125,333)              (73,487)          (152,127)
 Purchase of business, net of cash acquired..........            --                 --                    --           (332,888)
 Financing activities................................            --            (13,614)              (66,185)           412,673
                                                            -------          ---------              --------           --------
  Net cash flows from (used for) discontinued
   operations........................................       $(6,564)         $ (27,414)             $ 14,635           $  9,534
                                                            =======          =========              ========           ========

By Discontinued Operation:
 Exploration and production..........................       $    --          $ (21,773)             $ 19,636           $ 37,636
 Engineering and construction........................        (6,564)            (5,641)               (5,001)           (28,102)
                                                            -------          ---------              --------           --------
        Total........................................       $(6,564)         $ (27,414)             $ 14,635           $  9,534
                                                            =======          =========              ========           ========


* Includes a $426 million pretax ($236 million after-tax) write-down of the carrying value of EEX's oil and gas properties due to the U.S. cost center ceiling limitation at March 31, 1997.

   The net investment in the discontinued exploration and production business as of December 31, 1996 consisted of the following (in thousands):

   Current assets...................................               $  114,329
   Net property, plant and equipment................                1,493,210
   Other assets.....................................                   12,161
   Current liabilities..............................                 (118,191)
   Long-term debt...................................                  (95,564)
   Deferred income taxes payable....................                 (258,712)
   Other liabilities................................                 (349,004)
                                                                   ----------
      Net investment................................               $  798,229
                                                                   ==========


   Loss provisions of $9.7 million in 1997 and $1.6 million in 1996 after-tax were recorded in recognition that certain claims and accounts receivable were settled at amounts less than previously estimated and costs and expenses incurred for the windup of discontinued engineering and construction businesses would be greater than previously estimated.

   At December 31, 1997, discontinued engineering and construction businesses had assets of $42 million, consisting principally of retained claims and accounts receivable of the Ebasco and Enserch Environmental business units, and current and other liabilities and reserves of $14 million. The Corporation has filed suit against certain parties to recover amounts outstanding. Management expects that substantially all disputes will be resolved by year-end 1998 and that adequate provision for uncollectible claims and accounts receivable, income-tax matters and expenses for windup of discontinued engineering and construction operations has been made.

QUARTERLY RESULTS (UNAUDITED) -- The results of operations by quarters are summarized below. In the opinion of the Corporation's management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made. Previously reported amounts have been restated to reflect EEX and LSEPO as discontinued operations and to reflect the sale of the power development and international gas distribution operations to Texas Energy Industries, Inc., a wholly-owned subsidiary of TUC. For accounting purposes, the sale was considered to be effective as of the Merger date.


                                                              Predecessor
                                                   ----------------------------------
                                                                         Period From
                                                                            July 1      Period From
                                                       Quarter Ended          To        Acquisition      Quarter
                                                   ---------------------  Acquisition      Date to        Ended
                                                    March 31    June 30       Date      September 30   December 31
                                                   ----------  ---------  ------------  -------------  ------------
                                                                         Thousands of Dollars
1997:
 Revenues........................................  $ 794,813   $348,047      $135,297       $275,906    $1,000,201
 Operating Income (Loss).........................     51,328    (16,250)       11,806         (6,301)       26,125
 Income (Loss) From Continuing Operations........     18,576    (21,576)      (12,377)       (12,271)        2,706
 Income (Loss) From Discontinued Operations......   (219,501)    (8,511)        3,321             --            --
 Net Income (Loss)...............................   (200,925)   (30,087)       (9,056)       (12,271)        2,706
 Loss Applicable to Common Stock.................   (203,787)   (32,980)      (10,026)       (14,149)          (93)


                                                                         Predecessor
                                                   --------------------------------------------------------------
                                                                        Quarter Ended
                                                   --------------------------------------------------------------
                                                   March 31    June 30                 September 30   December 31
                                                   --------    -------                 ------------   -----------
                                                                    Thousands of Dollars
1996:
 Revenues........................................   $650,237   $341,432                     $311,040      $591,551
 Operating Income (Loss).........................     63,911       (377)                      (5,589)       47,148
 Income (Loss) From Continuing Operations........     29,485    (12,805)                     (17,398)       10,469
 Income From Discontinued Operations.............        292      6,104                        2,117         2,874
 Extraordinary Loss on Extinguishment of Debt....         --         --                       (2,096)           --
 Net Income (Loss)...............................     29,777     (6,701)                     (17,377)       13,343
 Earnings (Loss) Applicable to Common Stock......     27,018     (9,518)                     (20,263)       10,466


RECONCILIATION OF PREVIOUSLY REPORTED AMOUNTS

Results of operations were restated for discontinued operations of EEX and LSEPO effective with the quarterly report ended June 30, 1997. During the fourth quarter of 1997, results of operations were also restated to reflect the sale of the power development and international gas distribution operations effective as of the Merger date. Following the Merger, certain reclassifications, which only affected operating income, were made to prior periods to conform to TUC's presentation.


                                                                      Increase (Decrease)
                                               -----------------------------------------------------------------
                                                                       Period From
                                                                          July 1      Period From
                                                   Quarter Ended            To        Acquisition     Quarter
                                               ----------------------  Acquisition      Date to        Ended
                                                March 31    June 30        Date      September 30   December 31
                                               ----------  ----------  ------------  -------------  ------------
                                                                    Thousands of Dollars
1997:
 Revenues....................................  $ (73,154)   $     --         $  --        $  (745)     $     --
 Operating Income (Loss).....................    395,448      (1,481)         (500)           628            --
 Income From Continuing Operations...........    219,501          --            --          1,507            --
 Loss From Discontinued Operations...........   (219,501)         --            --             --            --
 Net Income (Loss)...........................         --          --            --          1,507            --
 Earnings (Loss) Applicable to Common Stock..         --          --            --          1,507            --


                                                                      Quarter Ended
                                               ----------------------------------------------------------------
                                                March 31     June 30                 September 30   December 31
                                               ---------    ---------                ------------   -----------
                                                                    Thousands of Dollars
1996:
 Revenues....................................  $ (28,406)   $(73,723)                   $ (74,475)    $ (71,761)
 Operating Income (Loss).....................     (6,481)    (15,452)                     (10,285)       (9,009)
 Loss From Continuing Operations.............       (292)     (6,104)                      (2,117)       (4,434)
 Income From Discontinued Operations.........        292       6,104                        2,117         4,434
