Form 10-Q
period 1998-03-31
TEXAS UTILITIES CO /TX/; TEXAS UTILITIES ELECTRIC CO
filed 1998-05-14
CIK 1023291, 710182

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                            FORM 10-Q

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                            -- OR --
  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934



                           Texas Utilities Company


     A Texas Corporation                                   I.R.S. Employer
Commission File Number 1-12833                             Identification
                                                           No. 75-2669310


           ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                (214) 812-4600


                       Texas Utilities Electric Company

     A Texas Corporation                                   I.R.S. Employer
Commission File Number 1-11668                             Identification
                                                           No. 75-1837355


           ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                (214) 812-4600



Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes   X        No
    -----         -----

Common Stock outstanding at May 8, 1998:
Texas Utilities Company: 245,315,522 shares, without par value.
Texas Utilities Electric Company:  138,156,400 shares, without par value.


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

             [THIS PAGE LEFT BLANK INTENTIONALLY]

TABLE OF CONTENTS


Part I.  Financial information                                           Page

         Item 1. Financial Statements

            Texas Utilities Company and Subsidiaries
              Condensed Statements of Consolidated Income -
              Three and Twelve Months Ended March 31, 1998 and 1997        3

              Condensed Statements of Consolidated Comprehensive Income -
              Three and Twelve Months Ended March 31, 1998 and 1997        4

              Condensed Statements of Consolidated Cash Flows -
              Three Months Ended March 31, 1998 and 1997                   5

              Condensed Consolidated Balance Sheets -
              March 31, 1998 and December 31, 1997                         6

            Texas Utilities Electric Company and Subsidiaries
              Condensed Statements of Consolidated Income -
              Three and Twelve Months Ended March 31, 1998 and 1997        8

              Condensed Statements of Consolidated Cash Flows -
              Three Months Ended March 31, 1998 and 1997                   9

              Condensed Consolidated Balance Sheets -
              March 31, 1998 and December 31, 1997                        10

            Notes to Condensed Consolidated Financial Statements          12

            Independent Accountants' Reports                              20

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operation                       22

         Item 3. Quantitative and Qualitative Disclosures About Market
                 Risk                                                     29

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                         30

Signatures                                                                31

APPENDIX A - Financial Information of ENSERCH Corporation and Subsidiaries

                  PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements

             TEXAS UTILITIES COMPANY AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                           (Unaudited)


                                                                         Three Months Ended                 Twelve Months Ended
                                                                             March 31,                           March 31,
                                                                       ----------------------            -------------------------
                                                                         1998         1997                1998            1997
                                                                         ----         ----                ----            ----
                                                                                       Thousands of Dollars
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . . . .    $2,498,666    $1,493,804          $8,950,470     $6,580,831


OPERATING EXPENSES
 Fuel and purchased power. . . . . . . . . . . . . . . . . . . . .       454,324       492,281           2,174,732      2,146,758
 Gas purchased for resale. . . . . . . . . . . . . . . . . . . . .       830,609             -           1,883,586              -
 Operation and maintenance . . . . . . . . . . . . . . . . . . . .       440,250       325,200           1,663,200      1,300,037
 Depreciation and amortization . . . . . . . . . . . . . . . . . .       184,652       158,210             692,890        625,406
 Taxes other than income . . . . . . . . . . . . . . . . . . . . .       163,195       136,306             585,562        538,771
                                                                      ----------    ----------          ----------     ----------
   Total operating expenses. . . . . . . . . . . . . . . . . . . .     2,073,030     1,111,997           6,999,970      4,610,972
                                                                      ----------    ----------          ----------     ----------
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . . . .       425,636       381,807           1,950,500      1,969,859

OTHER INCOME (DEDUCTIONS) - NET. . . . . . . . . . . . . . . . . .        (1,750)       (2,056)            (17,282)        (6,794)
                                                                      ----------    ----------          ----------     ----------
INCOME BEFORE INTEREST, OTHER CHARGES
   AND INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . .       423,886       379,751           1,933,218      1,963,065
                                                                      ----------    ----------          ----------     ----------
INTEREST AND OTHER CHARGES
 Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       203,488       181,684             784,741        780,002
 Allowance for borrowed funds used during construction . . . . . .        (2,522)       (2,305)             (9,107)        (9,597)
 Distributions on TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely debentures
   of TU Electric. . . . . . . . . . . . . . . . . . . . . . . . .        17,149        15,003              71,847         39,755
 Preferred stock dividends of subsidiaries . . . . . . . . . . . .         4,506        12,307              20,182         51,246
                                                                      ----------    ----------          ----------     ----------
   Total interest and other charges. . . . . . . . . . . . . . . .       222,621       206,689             867,663        861,406
                                                                      ----------    ----------          ----------     ----------

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . . .       201,265       173,062           1,065,555      1,101,659

INCOME TAX EXPENSE . . . . . . . . . . . . . . . . . . . . . . . .        74,636        58,263             393,271        359,328
                                                                      ----------    ----------          ----------     ----------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  126,629    $  114,799          $  672,284     $  742,331
                                                                      ==========    ==========          ==========     ==========


Average shares of common stock outstanding (thousands) . . . . . .       245,241       224,603             236,118        224,850

Per share of common stock:
 Basic earnings. . . . . . . . . . . . . . .                               $0.52         $0.51               $2.85          $3.30
 Diluted earnings. . . . . . . . . . . . . .                               $0.51         $0.51               $2.84          $3.30
 Dividends declared. . . . . . . . . . . . .                               $0.55         $0.525              $2.15          $2.05

See Notes to Condensed Consolidated Financial Statements.

                 TEXAS UTILITIES COMPANY AND SUBSIDIARIES
         CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                (Unaudited)

                                                Three Months Ended      Twelve Months Ended
                                                   March 31,                  March 31,
                                              --------------------     ---------------------
                                               1998         1997           1998      1997
                                               ----         ----           ----      ----
                                                          Thousands of Dollars
NET INCOME. . . . . . . . . . . . .           $126,629    $114,799      $672,284    $742,331
                                              --------    --------      --------    --------

OTHER COMPREHENSIVE INCOME:
 Foreign currency translation adjustment.       37,540      (7,413)      (84,697)      3,231
 Income tax effect . . . . . . . .             (13,139)          -        17,022           -
                                              --------    --------      --------    --------
     Total . . . . . . . . . . . .              24,401      (7,413)      (67,675)      3,231
                                              --------    --------      --------    --------

COMPREHENSIVE INCOME . . . . . . .           $ 151,030    $107,386      $604,609    $745,562
                                             =========    ========      ========    ========



See Notes to Condensed Consolidated Financial Statements.

                 TEXAS UTILITIES COMPANY AND SUBSIDIARIES
              CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                  --------------------------

                                                                                    1998            1997
                                                                                    ----            ----
                                                                                     Thousands of Dollars
CASH FLOWS - OPERATING ACTIVITIES
 Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 126,629        $ 114,799
 Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization (including amounts charged to fuel) . . . .       224,066          200,395
   Deferred income taxes - net . . . . . . . . . . . . . . . . . . . . . . .        71,266           26,552
   Investment tax credits - net. . . . . . . . . . . . . . . . . . . . . . .        (5,713)          (5,698)
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,853             (313)
   Changes in operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .       283,918           18,435
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        38,405            8,335
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (202,854)         (73,715)
     Interest and taxes accrued. . . . . . . . . . . . . . . . . . . . . . .       (29,248)         (13,519)
     Other working capital . . . . . . . . . . . . . . . . . . . . . . . . .       (42,011)          13,325
     Over/(under)-recovered fuel revenue - net of deferred taxes . . . . . .        25,591           12,846
     Energy marketing risk management assets and liabilities . . . . . . . .       (19,042)               -
     Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,788          (19,089)
                                                                                 ---------        ---------
      Cash provided by operating activities. . . . . . . . . . . . . . . . .       486,648          282,353
                                                                                 ---------        ---------
CASH FLOWS - FINANCING ACTIVITIES
 Issuances of securities:
   First mortgage bonds. . . . . . . . . . . . . . . . . . . . . . . . . . .             -          106,350
   Other long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .       450,000                -
   TU Electric obligated, mandatorily redeemable, preferred securities
      of subsidiary trusts holding solely debentures of TU Electric. . . . .             -          493,273
 Retirements/repurchases of securities:
   First mortgage bonds. . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,065)        (117,165)
   Other long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .       (91,676)         (27,427)
   Preferred stock of subsidiaries . . . . . . . . . . . . . . . . . . . . .      (114,138)        (434,589)
   TU Electric obligated, mandatorily redeemable, preferred securities
      of subsidiary trusts holding solely debentures of TU Electric . . . . .      (47,374)               -
 Change in notes payable:
   Commercial paper. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,430,009          160,849
   Banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (5,105)          27,022
 Common stock dividends paid . . . . . . . . . . . . . . . . . . . . . . . .      (135,568)        (117,917)
 Debt premium, discount, financing and reacquisition expenses. . . . . . . .       (75,001)         (11,049)
                                                                                 ---------        ---------
      Cash provided by financing activities. . . . . . . . . . . . . . . . .     1,410,082           79,347
                                                                                 ---------        ---------
CASH FLOWS - INVESTING ACTIVITIES
 Investment in The Energy Group. . . . . . . . . . . . . . . . . . . . . . .    (1,639,958)               -
 Construction expenditures . . . . . . . . . . . . . . . . . . . . . . . . .      (152,883)         (98,513)
 Nuclear fuel (excluding allowance for equity funds used during construction) .    (14,899)          (2,922)
 Other investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (88,282)         (12,578)
                                                                                 ---------        ---------
      Cash used in investing activities. . . . . . . . . . . . . . . . . . .    (1,896,022)        (114,013)
                                                                                 ---------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . . . . . . . . . . . . . . . . .        21,715                -
                                                                                 ---------        ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . .        22,423          247,687

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE. . . . . . . . . . . . . . . .        44,435           15,845
                                                                                 ---------        ---------

CASH AND CASH EQUIVALENTS - ENDING BALANCE . . . . . . . . . . . . . . . . .     $  66,858        $ 263,532
                                                                                 =========        =========





See Notes to Condensed Consolidated Financial Statements.

                  TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   ASSETS

                                                                                      March 31,
                                                                                         1998          December 31,
                                                                                     (Unaudited)          1997
                                                                                    -------------     -------------
                                                                                          Thousands of Dollars
PROPERTY, PLANT AND EQUIPMENT
 Electric:
  Production . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $16,263,161        $16,294,778
  Transmission . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,685,034          1,675,681
  Distribution . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,862,768          5,779,226
 Gas distribution and pipeline . . . . . . . . . . . . . . . . . . . . . . .          1,077,870          1,068,708
 Telecommunications. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            152,115            145,125
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            572,695            562,890
                                                                                    -----------        -----------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,613,643         25,526,408
 Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . .          6,854,014          6,715,662
                                                                                    -----------        -----------
  Net of accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .         18,759,629         18,810,746
 Construction work in progress . . . . . . . . . . . . . . . . . . . . . . .            364,411            330,184
 Nuclear fuel (net of accumulated amortization: 1998-$479,562,000;
   1997-$456,490,000). . . . . . . . . . . . . . . . . . . . . . . . . . . .            234,454            242,018
 Held for future use . . . . . . . . . . . . . . . . . . . . . . . . . . . .             24,087             24,087
 Less reserve for regulatory disallowances . . . . . . . . . . . . . . . . .            836,005            836,005
                                                                                    -----------        -----------
  Net property, plant and equipment. . . . . . . . . . . . . . . . . . . . .         18,546,576         18,571,030
                                                                                    -----------        -----------
INVESTMENTS
 Investment in The Energy Group. . . . . . . . . . . . . . . . . . . . . . .          1,666,929                  -
 Goodwill (net of accumulated amortization: 1998-$42,509,000; 1997-$33,444,000)       1,427,648          1,423,420
 Other investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            924,299            851,320
                                                                                    -----------        -----------
  Total investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,018,876          2,274,740
                                                                                    -----------        -----------
CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .             66,858             44,435
 Accounts receivable (net of allowance for uncollectible accounts:
    1998-$11,992,000; 1997-$11,322,000). . . . . . . . . . . . . . . . . . .            698,456            981,067
 Inventories - at average cost:
   Materials and supplies. . . . . . . . . . . . . . . . . . . . . . . . . .            209,312            209,825
   Fuel stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             79,009             81,490
   Gas stored underground. . . . . . . . . . . . . . . . . . . . . . . . . .            121,315            156,637
 Energy marketing risk management assets . . . . . . . . . . . . . . . . . .            367,089            365,650
 Prepayments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             85,309             59,809
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .             84,839             76,307
 Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .             19,518             19,628
                                                                                    -----------        -----------
  Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,731,705          1,994,848
                                                                                    -----------        -----------

DEFERRED DEBITS
 Unamortized regulatory assets . . . . . . . . . . . . . . . . . . . . . . .          1,828,512          1,876,228
 Other deferred debits . . . . . . . . . . . . . . . . . . . . . . . . . . .            235,280            157,283
                                                                                    -----------        -----------
  Total deferred debits. . . . . . . . . . . . . . . . . . . . . . . . . . .          2,063,792          2,033,511
                                                                                    -----------        -----------

     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $26,360,949        $24,874,129
                                                                                    ===========        ===========

See Notes to Condensed Consolidated Financial Statements.

                 TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      CAPITALIZATION AND LIABILITIES

                                                                                             March 31,
                                                                                                1998        December 31,
                                                                                            (Unaudited)        1997
                                                                                             ----------     ----------
                                                                                                  Thousands of Dollars
CAPITALIZATION
 Common stock without par value:
   Authorized shares - 500,000,000
   Outstanding shares - 1998- 245,315,522 and 1997- 245,237,559. . . . . . . . . . . . .     $5,592,383      $5,587,200
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,304,578       1,311,875
 Accumulated other comprehensive income -
   Cumulative currency translation adjustment. . . . . . . . . . . . . . . . . . . . . .        (31,612)        (56,013)
                                                                                             ----------      ----------
     Total common stock equity . . . . . . . . . . .   . . . . . . . . . . . . . . . . .      6,865,349       6,843,062
 Preferred stock of subsidiaries:
   Not subject to mandatory redemption . . . . . . . . . . . . . . . . . . . . . . . . .        190,055         304,194
   Subject to mandatory redemption . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,604          20,600
 TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts
   holding solely debentures of TU Electric. . . . . . . . . . . . . . . . . . . . . . .        822,971         875,146
 Long-term debt, less amounts due currently. . . . . . . . . . . . . . . . . . . . . . .      8,775,071       8,759,379
                                                                                             ----------      ----------
     Total capitalization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16,674,050      16,802,381
                                                                                             ----------      ----------

CURRENT LIABILITIES
 Notes payable:
   Commercial paper. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,319,507         570,000
   Banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         39,961          44,442
 Long-term debt due currently. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        801,401         772,071
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        681,050         879,593
 Energy marketing risk management liabilities. . . . . . . . . . . . . . . . . . . . . .        343,309         357,044
 Dividends declared. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        137,767         139,994
 Customers' deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         93,805          91,440
 Taxes accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        167,296         182,532
 Interest accrued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        177,459         193,125
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,485           7,919
 Over-recovered fuel revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         51,357          11,987
 Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        250,633         271,853
                                                                                             ----------      ----------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,070,030       3,522,000
                                                                                             ----------      ----------


DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
 Accumulated deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,062,272       2,989,254
 Unamortized investment tax credits. . . . . . . . . . . . . . . . . . . . . . . . . . .        564,569         570,283
 Other deferred credits and noncurrent liabilities . . . . . . . . . . . . . . . . . . .        990,028         990,211
                                                                                             ----------      ----------
     Total deferred credits and other noncurrent liabilities . . . . . . . . . . . . . .      4,616,869       4,549,748
                                                                                             ----------      ----------


COMMITMENTS AND CONTINGENCIES (Note 8)

                                                                                             ----------      ----------
         Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $26,360,949     $24,874,129
                                                                                            ===========     ===========


See Notes to Condensed Consolidated Financial Statements.

        TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                           (Unaudited)

                                                              Three Months Ended                Twelve Months Ended
                                                                  March 31,                          March 31,
                                                           --------------------------          -------------------------
                                                              1998          1997                 1998            1997
                                                              ----          ----                 ----            ----
                                                                            Thousands of Dollars
OPERATING REVENUES . . . . . . . . . . . . . . . . . .     $1,331,916     $1,365,459          $6,101,874       $6,046,740
                                                           ----------     ----------          ----------       ----------

OPERATING EXPENSES
  Fuel and purchased power . . . . . . . . . . . . . .        430,391        450,208           2,042,892        1,966,142
  Operation and maintenance. . . . . . . . . . . . . .        282,012        293,490           1,214,906        1,155,008
  Depreciation and amortization. . . . . . . . . . . .        143,937        142,606             573,608          565,445
  Income taxes . . . . . . . . . . . . . . . . . . . .         75,119         77,692             417,108          419,895
  Taxes other than income. . . . . . . . . . . . . . .        129,919        129,596             507,629          510,841
                                                           ----------     ----------          ----------       ----------
   Total operating expenses. . . . . . . . . . . . . .      1,061,378      1,093,592           4,756,143        4,617,331
                                                           ----------     ----------          ----------       ----------

OPERATING INCOME . . . . . . . . . . . . . . . . . . .        270,538        271,867           1,345,731        1,429,409
                                                           ----------     ----------          ----------       ----------

OTHER INCOME
  Allowance for equity funds used during construction.          1,665            306               6,561            1,316
  Other income (deductions) - net. . . . . . . . . . .          6,009            363               3,947            1,093
  Income tax benefit (expense) . . . . . . . . . . . .         (2,362)        15,512              (7,739)          30,912
                                                           ----------     ----------          ----------       ----------
   Total other income. . . . . . . . . . . . . . . . .          5,312         16,181               2,769           33,321
                                                           ----------     ----------          ----------       ----------

INCOME BEFORE INTEREST AND OTHER CHARGES . . . . . . .        275,850        288,048           1,348,500        1,462,730
                                                           ----------     ----------          ----------       ----------

INTEREST AND OTHER CHARGES
  Interest on mortgage bonds . . . . . . . . . . . . .        100,467        114,689             425,176          475,513
  Interest on other long-term debt . . . . . . . . . .          8,857          3,574              27,407           21,734
  Other interest . . . . . . . . . . . . . . . . . . .         14,783         13,981              66,546           82,301
  Distributions on TU Electric obligated, mandatorily
    redeemable, preferred securities of subsidiary
    trusts holding solely debentures of TU Electric .          17,149         15,003              71,847           39,755
  Allowance for borrowed funds used during construction.       (2,234)        (2,210)             (8,167)          (9,494)
                                                           ----------     ----------          ----------       ----------
   Total interest and other charges. . . . . . . . . .        139,022        145,037             582,809          609,809
                                                           ----------     ----------          ----------       ----------

NET INCOME . . . . . . . . . . . . . . . . . . . . . .        136,828        143,011             765,691          852,921

PREFERRED STOCK DIVIDENDS. . . . . . . . . . . . . . .          3,224         12,460              17,614           51,399
                                                           ----------     ----------          ----------       ----------

NET INCOME AVAILABLE FOR
  COMMON STOCK . . . . . . . . . . . . . . . . . . . .     $  133,604     $  130,551          $  748,077       $  801,522
                                                           ==========     ==========          ==========       ==========

See Notes to Condensed Consolidated Financial Statements.

             TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
              CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                              -----------------------
                                                                                                1998           1997
                                                                                                ----           ----
                                                                                               Thousands of Dollars
CASH FLOWS - OPERATING ACTIVITIES
 Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 136,828      $ 143,011
 Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization (including amounts charged to fuel). . . . . . . . . . .       181,232        177,687
  Deferred income taxes - net. . . . . . . .                                                    37,453         16,700
  Investment tax credits - net . . . . . . .                                                    (5,306)        (5,306)
  Allowance for equity funds used during construction. . . . . . . . . . . . . . . . . .        (1,665)          (306)
  Changes in operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       132,302         21,338
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,256           (747)
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (61,595)       (48,867)
     Interest and taxes accrued. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,557          4,816
     Other working capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (9,696)         6,543
     Over/(under) - recovered fuel revenue - net of deferred taxes . . . . . . . . . . .        25,591         12,846
     Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        33,869         11,471
                                                                                             ---------      ---------
      Cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . . . .     480,826        339,186
                                                                                             ---------      ---------
CASH FLOWS - FINANCING ACTIVITIES
 Issuances of securities:
  First mortgage bonds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -        106,350
  TU Electric obligated, mandatorily redeemable, preferred securities of
     subsidiary trusts holding solely debentures of TU Electric. . . . . . . . . . . . . .           -        493,273
 Retirements/repurchases of securities:
  First mortgage bonds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -       (117,150)
  Other long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (322)          (297)
  Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (14,138)       (39,986)
  TU Electric obligated, mandatorily redeemable, preferred securities of
     subsidiary trusts holding solely debentures of TU Electric. . . . . . . . . . . . . .     (47,374)             -
  Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (143,238)             -
 Change in notes receivable/payable:
  Commercial paper . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -       (253,151)
  Affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (122,942)       (28,796)
 Preferred stock dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,529)       (12,430)
 Common stock dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -       (136,416)
 Debt premium, discount, financing and reacquisition expenses. . . . . . . . . . . . . . .      (3,134)        (6,316)
                                                                                             ---------      ---------
      Cash provided by (used in) financing activities. . . . . . . . . . . . . . . . . . .    (334,677)         5,081
                                                                                             ---------      ---------
CASH FLOWS - INVESTING ACTIVITIES
 Construction expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (108,343)       (87,407)
 Allowance for equity funds used during construction (excluding amount for nuclear fuel) .       1,056            181
 Nuclear fuel (excluding allowance for equity funds used during construction). . . . . . .     (14,899)        (2,922)
 Other investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (20,771)        (6,178)
                                                                                             ---------      ---------
      Cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . . . .    (142,957)       (96,326)
                                                                                             ---------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . . . . .       3,192        247,941

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE. . . . . . . . . . . . . . . . . . . . . . .      11,829         13,005
                                                                                             ---------      ---------
CASH AND CASH EQUIVALENTS - ENDING BALANCE . . . . . . . . . . . . . . . . . . . . . . . .   $  15,021      $ 260,946
                                                                                             =========      =========

See Notes to Condensed Consolidated Financial Statements.

               TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                   ASSETS

                                                                         March 31,
                                                                           1998           December 31,
                                                                        (Unaudited)          1997
                                                                        -----------        -----------
                                                                             Thousands of Dollars
ELECTRIC PLANT
 In service:
   Production. . . . . . . . . . . . . . . . . . . . . . . . . . .      $15,339,386        $15,369,306
   Transmission. . . . . . . . . . . . . . . . . . . . . . . . . .        1,678,612          1,669,259
   Distribution. . . . . . . . . . . . . . . . . . . . . . . . . .        4,805,385          4,745,270
   General . . . . . . . . . . . . . . . . . . . . . . . . . . . .          442,204            436,059
                                                                        -----------        -----------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,265,587         22,219,894
     Less accumulated depreciation . . . . . . . . . . . . . . . .        6,223,277          6,120,309
                                                                        -----------        -----------
     Electric plant in service, less accumulated depreciation. . .       16,042,310         16,099,585
   Construction work in progress . . . . . . . . . . . . . . . . .          207,759            190,579
   Nuclear fuel (net of accumulated amortization:  1998- $479,562,000;
     1997- $456,490,000). . . . . . . . . . . . . . .. . . . . . .          234,454            242,017
   Held for future use . . . . . . . . . . . . . . . . . . . . . .           23,966             23,966
                                                                        -----------        -----------
     Electric plant, less accumulated depreciation and amortization      16,508,489         16,556,147
   Less reserve for regulatory disallowances . . . . . . . . . . .          836,005            836,005
                                                                        -----------        -----------
     Net electric plant. . . . . . . . . . . . . . . . . . . . . .       15,672,484         15,720,142
                                                                        -----------        -----------

INVESTMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . .          562,742            534,487
                                                                        -----------        -----------

CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .           15,021             11,829
  Accounts receivable (net of allowance for uncollectible
    accounts: 1998- $4,279,000; 1997- $6,049,000). . . . . . . . .          225,400            357,702
  Inventories - at average cost:
    Materials and supplies . . . . . . . . . . . . . . . . . . . .          181,382            181,157
    Fuel stock. . . . . .  . . . . . . . . . . . . . . . . . . . .           79,009             81,489
  Prepayments. . . . . . . . . . . . . . . . . . . . . . . . . . .           43,296             31,338
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .           64,181             49,359
  Other current assets . . . . . . . . . . . . . . . . . . . . . .            3,673              1,818
                                                                        -----------        -----------
    Total current assets . . . . . . . . . . . . . . . . . . . . .          611,962            714,692
                                                                        -----------        -----------

DEFERRED DEBITS
  Unamortized regulatory assets. . . . . . . . . . . . . . . . . .        1,770,862          1,796,516
  Other deferred debits. . . . . . . . . . . . . . . . . . . . . .           60,890             67,596
                                                                        -----------        -----------
    Total deferred debits. . . . . . . . . . . . . . . . . . . . .        1,831,752          1,864,112
                                                                        -----------        -----------


     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $18,678,940        $18,833,433
                                                                        ===========        ===========

See Notes to Condensed Consolidated Financial Statements.

              TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                       CAPITALIZATION AND LIABILITIES


                                                                           March 31,
                                                                             1998             December 31,
                                                                           (Unaudited)            1997
                                                                          -------------      --------------
                                                                                 Thousands of Dollars
CAPITALIZATION
 Common stock without par value:
   Authorized shares - 180,000,000
   Outstanding shares - 1998- 138,156,400 and 1997- 142,931,000. . . .     $ 4,172,997         $ 4,316,235
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . .       2,115,814           1,982,210
                                                                           -----------         -----------
    Total common stock equity. . . . . . . . . . . . . . . . . . . . .       6,288,811           6,298,445
 Preferred stock:
   Not subject to mandatory redemption . . . . . . . . . . . . . . . .         115,055             129,194
   Subject to mandatory redemption . . . . . . . . . . . . . . . . . .          20,604              20,600
 TU Electric obligated, mandatorily redeemable, preferred securities
    of subsidiary trusts holding solely debentures of TU Electric . . .        822,971             875,146
 Long-term debt, less amounts due currently. . . . . . . . . . . . . .       5,445,991           5,475,447
                                                                           -----------         -----------
    Total capitalization . . . . . . . . . . . . . . . . . . . . . . .      12,693,432          12,798,832
                                                                           -----------         -----------


CURRENT LIABILITIES
 Notes payable - affiliates. . . . . . . . . . . . . . . . . . . . . .          59,988             182,929
 Long-term debt due currently. . . . . . . . . . . . . . . . . . . . .         782,672             752,645
 Accounts payable:
   Affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         250,707             289,075
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         129,186             152,367
 Dividends declared. . . . . . . . . . . . . . . . . . . . . . . . . .           2,262               2,567
 Customers' deposits . . . . . . . . . . . . . . . . . . . . . . . . .          75,692              74,256
 Taxes accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . .         191,182             167,009
 Interest accrued. . . . . . . . . . . . . . . . . . . . . . . . . . .         125,922             140,538
 Over-recovered fuel revenue . . . . . . . . . . . . . . . . . . . . .          51,357              11,987
 Other current liabilities . . . . . . . . . . . . . . . . . . . . . .         137,051             134,369
                                                                           -----------         -----------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . .       1,806,019           1,907,742
                                                                           -----------         -----------


DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
 Accumulated deferred income taxes . . . . . . . . . . . . . . . . . .       3,258,526           3,216,951
 Unamortized investment tax credits. . . . . . . . . . . . . . . . . .         551,437             556,743
 Other deferred credits and noncurrent liabilities . . . . . . . . . .         369,526             353,165
                                                                           -----------         -----------
     Total deferred credits and other noncurrent liabilities . . . . .       4,179,489           4,126,859
                                                                           -----------         -----------


COMMITMENTS AND CONTINGENCIES (Note 8)



                                                                           -----------         -----------
             Total . . . . . . . . . . . . . . . . . . . . . . . . . .     $18,678,940         $18,833,433
                                                                           ===========         ===========


See Notes to Condensed Consolidated Financial Statements.

TEXAS UTILITIES COMPANY AND SUBSIDIARIES
TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BUSINESS, MERGERS AND ACQUISITIONS

The Company

    Texas Utilities Company (TUC, or the Company) is a holding company which owns all of the outstanding common stock of Texas Energy Industries
Inc.  (TEI),  ENSERCH Corporation (ENSERCH) and TU Finance
(No. 1) Limited. Through subsidiaries and divisions of TEI and ENSERCH, the Company engages in the generation, transmission and distribution of electricity; the processing, transmission, distribution and marketing of natural gas; and telecommunications, power development and other businesses. The Company is currently determining its reportable segments under Statement of Financial Accounting Standards (SFAS ) No. 131, "Disclosures About Segments of an Enterprise and Related Information" which becomes effective for purposes of reporting the full year 1998 results of operations.

     On August 5, 1997, the merger transactions (Merger) between the former Texas Utilities Company, now known as TEI, and ENSERCH were completed. On November 21, 1997, the Company acquired Lufkin-Conroe Communications Co.
(LCC). The acquisitions of ENSERCH and LCC were accounted for as purchase business combinations. The assets and liabilities of the acquired companies at the acquisition dates were adjusted to their estimated fair values. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired and liabilities assumed was recorded as goodwill and is being amortized over 40 years. The process of determining the fair value of assets and liabilities of ENSERCH and LCC as of the date of acquisition is continuing, and the final result awaits primarily the resolution of income tax and other contingencies and finalization of some preliminary estimates. The results of operations of ENSERCH and LCC are reflected in the consolidated financial statements of the Company from the respective dates of their acquisition.

     In January 1998, the Company announced that it had approached The Energy Group PLC (TEG), a diversified international energy group, in connection with the Company's interest in acquiring TEG. TEG is the holding company for Eastern Electricity PLC, which is one of the largest regional electric companies in the United Kingdom (U.K.), one of the largest U.K. generators of electricity and one of the largest U.K. suppliers of natural gas. On March 2, 1998, the Company announced through its indirect wholly owned subsidiary, TU Acquisitions PLC (TU Acquisitions), an offer to holders of TEG securities, to acquire 100% of TEG's ordinary shares, including the ordinary shares evidenced by American Depository Shares (ADS) which offer was increased on March 3, 1998 to 8.40 pounds per share. Under the Company's offer, up to 20% of the outstanding TEG shares may be exchanged for Company common stock with an exchange value of approximately 8.65 pounds per TEG share.

      The TEG businesses to be acquired by the Company, which exclude TEG's Peabody Coal and Citizens Power businesses which are to be sold by TEG to an unaffiliated party in connection with the Company's offer (Peabody Sale), had assets of approximately $10.3 billion at September 30, 1997 and $5.2 billion of revenues for the twelve months ended on that date. Such businesses had debt outstanding at September 30, 1997 of approximately $3.8 billion. The estimated purchase price for the TEG shares is approximately $7.3 billion.
The Company estimates that the financing necessary to purchase all outstanding TEG shares at the 8.40 pounds price and to pay all associated expenses will be approximately 4.6 billion pounds ($7.6 billion). The Company and TU Acquisitions and other intermediate U.K. holding companies have entered into credit facilities with banking institutions in the United States (U.S.) and the U.K., respectively, which will provide committed financing sufficient to purchase the outstanding TEG shares and pay related expenses. The U.S. credit facilities, which will aggregate $5.0 billion, will replace the Company's current Credit Facilities and Interim Facility described in Note 4.

    As of March 31, 1998, the Company, through TU Acquisitions, had acquired in the U.K. market 21.96% of TEG's shares. On April 17, 1998, the Secretary of State in the U.K. announced that the Company's offer for TEG would not be referred to the Monopolies and Mergers Commission. On April 22, 1998, the Company announced that its cash offer for TEG had been extended until May 5, 1998. On April 23, 1998 the Company received notice of the consent of the Federal Energy Regulatory Commission to the Peabody Sale. All other specific regulatory approvals have now been either obtained or waived. The offer of a competing bidder for TEG lapsed on May 5, 1998. The last date on which the Company's offer may be declared unconditional is May 19, 1998.

     In February 1998, the Company announced an offer through its wholly-owned subsidiary, TU Australia, to acquire Allgas Energy Limited, a publicly held gas distribution company based in Queensland, Australia. The original offer, a combined cash and option offer of approximately $138 million, which was increased on April 8, 1998 to approximately $145 million, is subject to the waiver by the Queensland government of the current 12.5% limit on individual share holdings in Allgas. The Queensland government has announced that this limitation will be lifted on July 1, 1998. TU Australia has acquired 12.49%
of the outstanding shares of Allgas.   The Company's bid has already received
all necessary Australian and U.S. regulatory approvals. A competing, although lower, bid is still outstanding. Shareholders now have through July 10, 1998 to accept the Company's offer.

     The Company continues to seek potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and are likely to enhance the long-term return to its shareholders. The timing, amount and funding of any new business investment opportunities, other than those discussed above, are presently undetermined.

2.SIGNIFICANT ACCOUNTING POLICIES

TUC and TU Electric

     Basis of Presentation -- The condensed consolidated financial statements of TUC and its subsidiaries (System Companies) and Texas Utilities Electric Company and its subsidiaries (TU Electric) have been prepared on the same basis as those in the 1997 Annual Reports on Form 10-K of TUC and TU Electric (1997 Form 10-K) and, in the opinion of TUC or TU Electric, as the case may be, all adjustments (constituting only normal recurring accruals) necessary to a fair presentation of the results of operation and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     Certain previously reported amounts have been reclassified to conform to current classifications.

     The preparation of financial statements requires estimates and assumptions by management; actual results could differ from those estimates. No material adjustments were made to previous estimates during the current period.

     Consolidation -- The consolidated financial statements include the accounts of the Company and all of its System Companies. Prior to August 5, 1997, the date of the Merger, the Company did not have any assets or operations. Pursuant to the Merger, the Company became the parent of TEI and of ENSERCH. For financial reporting purposes, the Company is treated as the successor to TEI. Unless otherwise specified, all references to the Company for periods prior to August 5, 1997, are deemed to be references to TEI since the merger of the Company and TEI is the combination of entities under common control. The Company's financial statements have been restated in a manner similar to pooling of interests accounting. Since the acquisitions of ENSERCH and LCC were purchase business combinations, no financial and other information for those companies are presented for periods prior to their dates of acquisition. The consolidated financial statements of TU Electric include all of its business trusts.

     All significant intercompany items and transactions have been eliminated in consolidation. Investments in significant unconsolidated affiliates, including the investment in TEG, are accounted for by the equity method.

     Earnings Per Share -- Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during
the year.   Diluted earnings per share include the effect of potential common shares that could be issued after the Merger Date resulting from the assumed conversion of the 6 3/8% Convertible Subordinated Debentures due 2002 of ENSERCH during the periods outstanding and the exercise of all outstanding stock options. For the three-and twelve-months periods ended March 31, 1998, 2,476,354 and 1,611,241 shares, respectively, were added to the average shares outstanding and $938,700 and $2,484,700, respectively, of after-tax interest expense was added to earnings applicable to common stock for the purpose of calculating diluted earnings per share.

     Energy Marketing Activities -- The Company, through its energy marketing subsidiary, Enserch Energy Services, Inc. (EES), enters into a variety of transactions, including forward contracts involving physical delivery of natural gas or electrical power commodities, as well as swaps, futures, options and other derivative contractual arrangements. As part of these business activities, EES offers price risk management services to the energy sector. These transactions are primarily conducted with retail end users, established energy companies and major financial institutions. EES uses the mark-to-market method of valuing and accounting for these activities. Under this method, the current market value of EES' energy portfolio, net of future servicing costs is reflected within the Company's consolidated balance sheets, with resulting unrealized gains and losses, as "Energy Risk Management Assets or Liabilities". The actual timing of cash receipts and payments may, however, vary as contracts may be settled at intervals other than their scheduled maturities. (See Note 6).

3.     COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income reported in the statements of consolidated income and the change in the foreign currency translation adjustment, net of tax as included in common stock equity. For TU Electric, comprehensive income is the same as net income reported in the statements of consolidated income, since there were no other items of comprehensive income for the periods presented.

4.     SHORT-TERM FINANCING

TUC and TU Electric

    At March 31, 1998, TUC, TU Electric and ENSERCH had joint lines of credit under credit facility agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $570,000,000 outstanding at any one time at variable interest rates and terminates April 22, 1999. Facility B provides for short-term borrowings aggregating up to $1,330,000,000 outstanding at any one time at variable interest rates and terminates April 24, 2002. The combined borrowings of TUC, TU Electric and ENSERCH under both facilities are limited to an aggregate of $1,900,000,000 outstanding at any one time. ENSERCH's borrowings under both facilities are limited to an aggregate of up to $650,000,000 outstanding at any one time. Borrowings under these facilities will be used for working capital and other corporate purposes, including commercial paper backup. The Company has also entered into an interim 364 Day Competitive Advance and Revolving Credit Facility Agreement (Interim Facility) dated as of March 6, 1998 and amended March 23, 1998, with a group of banking institutions for the purpose of financing the purchase of TEG shares in the U.K. market through draws or backstop of commercial paper issuances in an aggregate amount of up to $1,650,000,000.
The Company and TU Acquisitions and other intermediate U.K. holding companies have entered into credit facilities with banking institutions in the United States (U.S.) and the U.K., respectively, which will provide committed financing sufficient to purchase the outstanding TEG shares and pay related expenses. The U.S. credit facilities, which will aggregate $5.0 billion, will replace the Company's current credit facilities and Interim Facility.

     In addition, certain non-U.S. subsidiaries have revolving credit agreements aggregating approximately $91,000,000, of which $60,000,000 was outstanding at March 31, 1998. These revolving credit agreements expire at various dates through 2000.

5.     CAPITALIZATION

TUC

     Common Stock -- During the three months ended March 31, 1998, common stock equity increased by $2,046,000 due to an allocation of TUC common stock held by the TUC's Employee Thrift Plan Trustee to the accounts of participants, by $132,000 recorded for the amortization of costs of Long-Term Incentive Plans and by $3,005,000 for the carrying value of ENSERCH's 6 3/8% Convertible Subordinated Debentures which were converted into 77,963 shares of TUC common stock.

     Preferred Stock -- In January 1998, ENSERCH redeemed $100,000,000 of Series E adjustable rate preferred stock. At March 31, 1998, ENSERCH had issued and outstanding its Series F adjustable preferred stock, which had an aggregate liquidation preference of $75,000,000.

     Long-Term Debt -- In January 1998, TUC issued $200,000,000 aggregate principal amount of its 6.375% Series C Senior Notes due 2008. In addition, ENSERCH issued $125,000,000 of 6 1/4% Series A Notes due 2003 and $125,000,000 of Remarketed Reset Notes due 2008 having an interest rate of 5.82%. The interest rate for the period from April 1, 1998 through July 1, 1998 is 5.99%. In February 1998, ENSERCH called for redemption on March 27 the outstanding balance of its 6 3/8% Convertible Subordinated Debentures.
Holders of $3,005,000 principal amount of the debentures elected to convert the debentures into shares of TUC common stock, and the remaining $87,745,000 principal amount was redeemed for cash.

TU Electric
     Common Stock -- During the three months ended March 31, 1998, TU Electric purchased and retired a total of 4,774,600 shares of its issued and outstanding common stock at a total cost of approximately $143,238,000.

     Preferred Stock -- During the three months ended March 31, 1998, TU Electric redeemed 146,501 shares of its $8.20 Series preferred stock at a total cost of approximately $14,138,000. At March 31, 1998, TU Electric had 17,000,000 shares of preferred stock authorized by its Articles of Incorporation of which 1,169,062 shares were issued and outstanding.

     TU Electric Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trusts Holding Solely Debentures of TU Electric --

     At March 31, 1998 and December 31, 1997, the TU Electric Trusts had preferred trust securities outstanding, as follows:

<captions>

                                                           Preferred Securities                         Trust Assets
                                              --------------------------------------------------   -----------------------
                                                 Units Outstanding                Amount                   Amount
                                              ------------------------   -----------------------   -----------------------
                                               March 31,  December 31,    March 31,  December 31,  March 31,  December 31,
                                                 1998         1997          1998         1997        1998         1997
                                                 ----         ----          ----         ----        ----         ----

                                                                                     Thousands of Dollars
TU Electric Capital I (8.25% Series)          5,871,044     5,871,044     $140,896     $140,851     $154,869     $154,869
TU Electric Capital II (9.00% Series)                --     1,991,253           --       47,374           --       51,419
TU Electric Capital III (8.00% Series)        8,000,000     8,000,000      193,553      193,510      206,186      206,186
TU Electric Capital IV (floating rate
      Capital Securities)(a)                    100,000       100,000       96,607       97,570      103,093      103,093
TU Electric Capital V (8.175% Capital
     Securities)                                400,000       400,000      391,915      395,841      412,372      412,372
                                             ----------    ----------     --------     --------     --------     --------
     Total                                   14,371,044    16,362,297     $822,971     $875,146     $876,520     $927,939
                                             ==========    ==========     ========     ========     ========     ========

(a) Floating rate is determined quarterly based on LIBOR. A related interest rate swap, expiring 2002, effectively fixes the rate at 7.183%.

    In January 1998, TU Electric redeemed all of the outstanding shares of the TU Electric Capital II preferred trust securities at 100% of the liquidation amount of $25 per preferred security, plus accumulated and unpaid dividends.

    Long-Term Debt -- During the three months ended March 31, 1998, TU Electric redeemed, reacquired or made principal payments on $322,000 of long-term debt. On April 1, 1998, TU Electric paid off the $175,000,000 principal amount of 5 7/8% Series first mortgage bonds due on that date.

    In April 1998, TU Electric issued $350,000,000 aggregate principal amount of Floating Rate Debentures due April 24, 2000. Interest rates on the debentures will be set quarterly based on LIBOR for three month deposits plus
 .27%. The initial interest rate for the period from April 24, 1998 to July 24, 1998 is 5.9575%. On May 1, 1998, the Brazos River Authority of Texas (Brazos Authority) issued $78,965,000 aggregate principal amount of 5.55% Pollution Control Revenue Refunding Bonds, Series 1998A, due May 1, 2033 to refund the 9 1/4% Brazos Authority Series 1988A Bonds and a portion of the Brazos Authority Taxable Series 1991D Bonds. Pursuant to an Installment Payment and Bond Amortization Agreement with the Brazos Authority, TU Electric is obligated to make payments of the principal and interest on the bonds. Such payments on the new bonds are insured.

6.     DERIVATIVE INSTRUMENTS

TUC and TU Electric

    The Company enters into derivative instruments, including options, swaps, futures and other contractual commitments to manage market risks related to changes in interest rates and commodity price exposures. The Company's participation in derivative transactions, except for the energy marketing activities, has been designated for hedging purposes, and derivative instruments are not held or issued for trading purposes.

     Interest Rate Risk Management -- At March 31, 1998, Eastern Energy had interest rate swaps outstanding with an aggregate notional amount of $1,087,000,000. These swap agreements establish a mix of fixed and variable interest rates on the outstanding debt and have remaining terms up to 19 years.

     At March 31, 1998, TU Electric had an interest rate swap agreement with respect to preferred securities of TU Electric Capital IV, with a notional principal amount of $100,000,000 expiring 2002 that fixed the rate at 7.183% per annum.

     Foreign Currency Risk Management -- In connection with its planned acquisition of TEG, the Company purchased options to fix the pound sterling to U.S. dollar exchange rate on 2.9 billion pounds, which is equivalent to the portion of the acquisition cost expected to be funded through U.S. dollar borrowings. Prior to March 31, 1998, options on
966.7 million pounds had been exercised leaving a balance of 1.9 billion pounds. The options were adjusted to their market value at March 31, 1998 of $24.4 million, and resulting losses have been reflected in the results of operation.

     Electricity Price Risk Management -- Eastern Energy and the other distribution companies in Victoria purchase their power from a competitive power pool operated by a statutory, independent corporation. Eastern Energy purchases about 95% of its energy from this pool, the cost of which is based on spot market prices. Eastern Energy and other distribution companies were required to enter into wholesale market contracts to cover a substantial majority of their forecasted franchise load through the end of 2000. Eastern Energy also maintains a strategy of seeking hedging contracts with individual generators to cover forecasted contestable loads. These contracts fix the price of energy within a certain range for the purpose of hedging or protecting against fluctuations in the spot market price. During the first quarter of 1998, the average spot price for electric energy from the pool approximated $9.50 per megawatt-hour (MWh) as compared with the average fixed price of Eastern Energy's electric energy under its contracts of approximately $25 per MWh. At March 31, 1998, Eastern Energy's contracts related to its forecasted contestable and franchise load cover a notional volume of approximately 12.5 million MWh's for the period from April 1998 through 2001. Further hedge contracts may be required in that period to service forecast sales. Under these contracts, payments are made between Eastern Energy and the generators representing the difference between the wholesale electricity market price and the contract price. The net payable or receivable is recognized in earnings as adjustments to purchased power expense in the period the related transactions are completed.

     Energy Marketing Activities -- EES' energy portfolio is comprised of forward commitments, futures, swaps, options and other derivative instruments. The notional amounts and terms of the portfolio as of March 31, 1998 included financial instruments that provide for fixed price receipts of 2,410 trillion British thermal units equivalent (Tbtue) and fixed price payments of 2,276 Tbtue, with a maximum term of five years. Additionally, sales and purchase commitments totaling 574 Tbtue, with terms extending up to five years, are included in the portfolio as of March 31, 1998.

     Notional amounts reflect the volume of transactions but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, the notional amounts represented above do not necessarily measure EES' exposure to market or credit risks. Additionally, the maximum term in years are not indicative of likely future cash flows as these positions may be offset in the markets at any time in response to EES' risk management needs.

7.     REGULATION AND RATES

TUC AND TU ELECTRIC

     Docket 18490 - The PUC approved the stipulation filed on December 17, 1997, by TU Electric, together with the PUC General Counsel, the Office of Public Utility Counsel and various other parties interested in TU Electric's rates and services. The stipulation, modified to incorporate changes made by Commissioners, resulted in base rate credits beginning January 1, 1998, of 4% for residential customers, 2% for general service secondary customers and 1% for all other retail customers and additional base rate credits for residential customers of 1.4% beginning January 1, 1999. All other provisions of the stipulation were approved. They will (i) impose a 11.35% cap on TU Electric's rate of return on common equity during 1998 and 1999, with any sums earned above an earnings cap being applied as additional nuclear production depreciation, (ii) allow TU Electric to record depreciation applicable to transmission and distribution assets in 1998 and 1999 as additional depreciation of nuclear production assets, (iii) establish an updated cost of service study that includes interruptible customers as customer classes, (iv) result in the permanent dismissal of pending appeals of prior PUC orders, including Docket No. 11735, if all other parties that have filed appeals of those dockets also dismiss their appeals, (v) result in the stay of any proceedings in the remand of Docket No. 9300 prior to January 1, 2000, and,
(vi) flow all gains from off-system sales of electricity in excess of the amount included in base rates to customers through the fuel factor. Modifications that were also approved by the PUC include: (i) imputing $16 million of revenues from discounted rates in the calculation of the return cap, (ii) limiting the recovery of interest on any new debt issued prior to December 31, 1999 to the interest rate available to TU Electric at its bond rating as of January 1, 1998 in the calculation of the return cap, (iii) limiting the amount of annual capital additions to production plant to 1.5% of TU Electric's net plant in service on December 31, 1996 in the calculation of the return cap, and (iv) permitting TU Electric, at its discretion, to apply earnings as additional depreciation of nuclear production assets, after the determinations have been made under the return cap.

TUC

     Lone Star Gas Rates -- On August 20, 1996, the Railroad Commission of Texas (RRC) ordered a general inquiry into the rates and services of Lone Star Gas, most notably a review of historic gas cost and gas acquisition practices since the last rate setting. The inquiry docket has been separated into different phases. Two of the phases, conversion to the National Association of Regulatory Utility Commissioners account numbering system and unbundling, have been dismissed by the RRC, and one other phase, rate case expense, has been concluded. In the phase dealing with historic gas cost and gas acquisition practices, Lone Star Gas and Lone Star Pipeline have filed a motion for summary disposition stating that any retroactive rate action would be inappropriate and unlawful. Settlement discussions with intervenor cities are ongoing. In the event the motion for summary disposition is denied, a hearing is currently scheduled to begin in November 1998. A number of management and transportation related issues have been placed in a separate phase, which still has an undefined scope and is being held in abeyance pending the resolution of the phase dealing with gas costs. Management believes that gas costs were prudently incurred and were properly accounted for and recovered through the gas cost recovery mechanism previously approved by the RRC. At this time, management is unable to predict the ultimate outcome of the inquiry.

8.     COMMITMENTS AND CONTINGENCIES

TU Electric

     Nuclear Decommissioning and Disposal of Spent Fuel -- TU Electric has established a reserve, charged to depreciation expense and included in accumulated depreciation, for the decommissioning of the Comanche Peak nuclear generating station (Comanche Peak), whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in an external trust fund (included in other investments). At March 31, 1998, such reserve totaled $126,900,000 which includes accruals of $4,545,000 and $18,179,000 for the three and twelve months ended March 31, 1998, respectively. As of March 31, 1998, the market value of assets in the external trust fund for decommissioning of Comanche Peak was $176,231,000.
Any difference between the market value of the external trust fund and the decommissioning reserve that represents unrealized gains or losses of the trust fund is treated as a regulatory liability or a regulatory asset. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study completed during 1997 using the prompt dismantlement method and 1997 dollars, decommissioning costs for Comanche Peak Unit 1 and for Unit 2 and common facilities were estimated to be $271,000,000 and $404,000,000, respectively. Decommissioning activities are projected to begin in 2030 for Comanche Peak Unit 1 and in 2033 for Unit 2 and common facilities. TU Electric is recovering decommissioning costs based upon a 1992 site-specific study through rates placed in effect under its January 1993 rate increase request. Actual decommissioning costs are expected to differ from estimates due to possible changes in the assumed dates of decommissioning activities, regulatory requirements, technology and costs of labor, materials and equipment. In addition, the marketable fixed income debt and equity securities in which assets of the external trust are invested are subject to interest rate and equity price sensitivity.

TUC and TU  Electric

     Financial Guarantees -- TU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy. In connection with certain contracts, TU Electric has agreed, in effect, to guarantee the principal, $30,005,000 at March 31, 1998, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TU Electric is required to make periodic payments equal to such principal and interest. Payments made by TU Electric are net of amounts assumed by a third party under such contracts. In addition, TU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TU Electric has assigned to a municipality all contract rights and obligations of TU Electric in connection with $69,395,000 remaining principal amount of bonds at March 31, 1998 issued for similar purposes, which had previously been guaranteed by TU Electric. TU Electric is, however, contingently liable in the unlikely event of default by the municipality. The Company and/or its subsidiaries are the guarantor on various commitments and obligations of others aggregating some $37,900,000 at March 31, 1998.

     General -- In addition to the above, the Company and TU Electric are each involved in various legal and administrative proceedings which, in the opinion of the management of each, should not have a material effect upon its financial position, results of operation or cash flows.

INDEPENDENT ACCOUNTANTS' REPORT


Texas Utilities Company:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Company and subsidiaries (Company) as of March 31, 1998, and the related condensed statements of consolidated income and of comprehensive income for the three-month and twelve-month periods ended March 31, 1998 and 1997, and of consolidated cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1997, and the related consolidated statements of income, cash flows and common stock equity for the year then ended (not presented herein); and in our report dated February 24, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Dallas, Texas
May 11, 1998

INDEPENDENT ACCOUNTANTS' REPORT


Texas Utilities Electric Company:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Electric Company and subsidiaries (TU Electric) as of March 31, 1998, and the related condensed statements of consolidated income for the three-month and twelve-month periods ended March 31, 1998 and 1997, and of consolidated cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of TU Electric's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of TU Electric as of December 31, 1997, and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated February 24, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE  LLP
Dallas, Texas
May 11, 1998

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

TUC and TU Electric

     This report and other presentations made by Texas Utilities Company (the Company or TUC) and its direct and indirect subsidiaries (System Companies) or Texas Utilities Electric Company and its subsidiaries (TU Electric) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company and TU Electric each believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation in TUC's and TU Electric's Annual Reports on Form 10-K for the year 1997 (1997 Form 10-K), among others, that could cause the actual results of the Company or TU Electric to differ materially from those projected in such forward-looking statement.

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

MERGERS AND ACQUISITIONS
TUC

     Certain comparisons in this Form 10-Q have been affected by the August 1997 acquisition of ENSERCH Corporation (ENSERCH) and the November 1997
acquisition of Lufkin-Conroe Communications Co. (LCC) by the Company.   The
results of each acquired company are included only for the periods subsequent to acquisition.

     On August 5, 1997, the merger transactions (Merger) between the former Texas Utilities Company, now known as Texas Energy Industries Inc. (TEI), and
ENSERCH were completed. On November 21,  1997, the Company acquired LCC.   The
acquisitions of ENSERCH and LCC were accounted for as purchase business combinations. The assets and liabilities of the acquired companies at the acquisition dates were adjusted to their estimated fair values. For each company acquired, the excess of the purchase price paid by the Company over the estimated fair value of net assets acquired and liabilities assumed was recorded as goodwill and is being amortized over 40 years. The process of determining the fair value of assets and liabilities of ENSERCH and LCC as of the respective dates of their acquisition is continuing, and the final results await primarily the resolution of income tax and other contingencies and finalization of some preliminary estimates.

     For financial reporting purposes, the Company is being treated as the successor to TEI. Unless otherwise specified, all references to the Company which relate to a period prior to August 5, 1997, shall be deemed to be references to TEI.

     In January 1998, the Company announced that it had approached The Energy Group PLC (TEG), a diversified international energy group, in connection with the Company's interest in acquiring TEG. TEG is the holding company for Eastern Electricity PLC, which is one of the largest regional electric companies in the United Kingdom (U.K.), one of the largest U.K. generators of electricity and one of the largest U.K. suppliers of natural gas. On March 2, 1998, the Company announced through its indirect wholly owned subsidiary, TU Acquisitions PLC (TU Acquisitions), an offer to holders of TEG securities, to acquire 100% of TEG's ordinary shares, including the ordinary shares evidenced by American Depository Shares (ADS) which offer was increased on March 3, 1998 to 8.40 pounds per share. Under the Company's offer, up to 20% of the outstanding TEG shares may be exchanged for Company common stock with an exchange value of approximately 8.65 pounds per TEG share.

     The TEG businesses to be acquired by the Company, which exclude TEG's Peabody Coal and Citizens Power businesses which are to be sold by TEG to an unaffiliated party in connection with the Company's offer (Peabody Sale), had assets of approximately $10.3 billion at September 30, 1997 and $5.2 billion of revenues for the twelve months ended on that date. Such businesses had debt outstanding at September 30, 1997 of approximately $3.8 billion. The estimated purchase price for the TEG shares is approximately $7.3 billion.
The Company estimates that the financing necessary to purchase all outstanding TEG shares at the 8.40 pounds price and to pay all associated expenses will be approximately 4.6 billion pounds ($7.6 billion). In addition, the Company has a $1.65 billion interim credit facility providing for borrowings at variable interest rates. (See Note 4 to Condensed Consolidated Financial Statements). Borrowings under this facility will be used for acquisition financing associated with TEG, including commercial paper backup. The Company and TU Acquisitions and other intermediate U.K. holding companies have entered into credit facilities with banking institutions in the United States (U.S.) and the U.K., respectively, which will provide committed financing sufficient to purchase the outstanding TEG shares and pay related expenses.

     As of March 31, 1998, the Company, through TU Acquisitions, had acquired in the U.K. market 21.96% of TEG's shares. On April 17, 1998, the Secretary of State in the U.K. announced that the Company's offer for TEG would not be referred to the Monopolies and Mergers Commission. On April 22, 1998, the Company announced that its cash offer for TEG had been extended until May 5, 1998. On April 23, 1998, the Company received notice of the consent of the
Federal Energy Regulatory Commission to the Peabody Sale.   All other specific
regulatory approvals have now been either obtained or waived. The offer of a competing bidder for TEG lapsed on May 5, 1998. The last date on which the Company's offer may be declared unconditional is May 19, 1998.

     In February 1998, the Company announced an offer through its wholly-owned subsidiary, TU Australia, to acquire Allgas Energy Limited, a publicly held gas distribution company based in Queensland, Australia. The original offer, a combined cash and option offer of approximately $138 million, which was increased on April 8, 1998 to approximately $145 million, is subject to the waiver by the Queensland government of the current 12.5% limit on individual share holdings in Allgas. The Queensland government has announced that this limitation will be lifted on July 1, 1998. TU Australia has acquired 12.49% of the outstanding shares of Allgas. The Company's bid has already received all necessary Australian and U.S. regulatory approvals. A competing, although lower, bid is still outstanding. Shareholders now have through July 10, 1998 to accept the Company's offer.

     The Company continues to seek potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and are likely to enhance the long-term return to its shareholders. The timing, amount and funding of any new business investment opportunities, other than those discussed above, are presently undetermined.

FINANCIAL CONDITION

Liquidity and Capital Resources

TUC and TU Electric

     For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation in TUC's and TU Electric's 1997 Form 10-K. Quarterly results presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of the Company or TU Electric have occurred subsequent to year-end other than as disclosed in other reports of TUC or TU Electric or included herein.

    External funds of a permanent or long-term nature are obtained through the issuance of common stock, preferred stock, preferred securities and long-term debt by the System Companies. The capitalization ratios of the Company at March 31, 1998 consisted of approximately 52.6% long-term debt, 4.9% preferred securities of trusts, 1.3% preferred stock and 41.2% common stock equity. The capitalization ratios of TU Electric at March 31, 1998 consisted of approximately 42.9% long-term debt, 6.5% preferred securities of trusts, 1.1% preferred stock and 49.5% common stock equity.

     In January 1998, TUC issued $200 million aggregate principal amount of its 6.375% Series C Senior Notes due 2008. Also in January 1998, ENSERCH issued $125 million of its 6 1/4% Series A Notes due 2003 and $125 million of its Remarketed Reset Notes due 2008 with a variable interest rate ( 5.82% per annum at date of issuance). Interest rates on the Remarketed Reset Notes are
determined for variable rate periods.   After July 1, 1998, rate periods will
not be shorter than six months. Net proceeds from these borrowings were used to refinance or redeem like amounts of higher rate debt and preferred stock.

      In April 1998, TU Electric issued $350 million aggregate principal amount of Floating Rate Debentures due April 24, 2000. Interest rates on the debentures will be set quarterly, based on LIBOR for three month deposits plus
 .27%. The initial interest rate for the period from April 24, 1998 to July 24, 1998 is 5.9575%. On May 1, 1998, the Brazos River Authority (Brazos Authority) issued approximately $79 million of 5.55% Pollution Control Revenue Refunding Bonds due May 1, 2033. Proceeds were used to refund the 9 1/4% Brazos Authority Series 1988A Bonds and a portion of the Brazos Authority Taxable Series 1991D Bonds. TU Electric is obligated to make payments of principal and interest on the bonds.

     During the three month period ended March 31, 1998, the Company redeemed, reacquired or made principal payments of $254.3 million (including $61.8 million for TU Electric) on long-term debt, preferred stock and preferred securities.

     In January 1998, TU Electric purchased 146,501 shares of its $8.20 series preferred stock at a total cost of approximately $14.1 million, and ENSERCH redeemed $100 million of its Series E adjustable rate preferred stock, all purchased primarily with the proceeds from the above described debt issues. Also in January 1998, TU Electric redeemed all of the outstanding shares of the TU Electric Capital II preferred trust at a cost of $47.4 million. In February 1998, ENSERCH called for redemption on March 27 the outstanding balance of its 6 3/8% Convertible Subordinated Debentures. Holders of the debentures elected to convert $3.0 million principal amount of the debentures into 77,963 shares of TUC common stock, and the remaining $87.7 million principal amount was redeemed for cash.

     At March 31, 1998, TUC, TU Electric and ENSERCH had joint lines of credit under credit facility agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $570 million outstanding at any one time at variable interest rates and terminates April 22, 1999. Facility B provides for short-term borrowings aggregating up to $1,330 million outstanding at any one time at variable interest rates and terminates April 24, 2002. The combined borrowings of TUC, TU Electric and ENSERCH under both facilities are limited to an aggregate of $1,900 million outstanding at any one time. ENSERCH's borrowings under both facilities are limited to an aggregate of up to $650 million outstanding at any one time. Borrowings under these facilities are used for working capital and other corporate purposes, including commercial paper backup. The Company has also entered into an interim 364 Day Competitive Advance and Revolving Credit Facility Agreement (Interim Facility) dated as of March 6, 1998 and amended March 23, 1998, with a group of banking institutions for the purpose of financing the purchase of TEG shares in the U.K. market through draws or backstop of commercial paper issuances in an aggregate amount of up to $1,650 million. The Company and TU Acquisitions and other intermediate U.K. holding companies have entered into credit facilities with banking institutions in the United States (U.S.) and the U.K., respectively, which will provide committed financing sufficient to purchase the outstanding TEG shares and pay related expenses. The U.S. credit facilities, which will aggregate $5.0 billion, will replace the Company's current credit facilities and Interim Facility.

     In addition, certain non-U.S. subsidiaries have revolving credit agreements aggregating approximately $91 million, of which $60 million was outstanding at March 31, 1998. These revolving credit agreements expire at various dates through 2000.

     The Company and TU Electric may issue additional debt and equity securities as needed, including the possible future sale: (i) by TU Electric of up to $498.9 million principal amount of debt securities, (ii) by TU Electric of up to $25 million of its Cumulative Preferred Stock, and (iii) by ENSERCH of up to $250 million aggregate principal amount of securities, all of which are currently registered with the Securities and Exchange Commission
(SEC) for offering pursuant to Rule 415 under the Securities Act of 1933.

     The Company's and TU Electric's operations involve managing market risks related to changes in interest rates and, for the Company, foreign exchange and commodity price exposures. Derivative instruments including swaps and forward contracts are used to reduce and manage a portion of those risks.
With the exception of the marketing activities of an ENSERCH subsidiary, Enserch Energy Services, Inc. (EES), the Company's and TU Electric's participations in derivative transactions are designed for hedging purposes; and derivative instruments are not held or issued for trading purposes. As part of its energy marketing business activities, EES enters into a variety of transactions, including forward contracts involving physical delivery of natural gas or electrical power commodities, as well as swaps, futures, options and other derivative contractual arrangements. These activities involve price commitments into the future and, therefore, give rise to market
risk.   EES uses the mark-to-market method  of  valuing  and accounting for these activities. The notional amounts and terms of the portfolio as of March 31, 1998 included financial instruments that provide for fixed price receipts of 2,410 trillion British thermal units equivalent (Tbtue) and fixed price payments of 2,276 Tbtue, with a maximum term of five years. Additionally, sales and purchase commitments totaling 574 Tbtue, with terms extending up to five years, are included in the portfolio as of March 31, 1998. Credit risk relates to the risk of loss that the Company and TU Electric would incur as a result of nonperformance by counterparties to their respective derivative instruments. The Company and TU Electric believe the risk of nonperformance by counterparties is minimal. For other information regarding derivative instruments, see Note 6 to Condensed Consolidated Financial Statements.

Regulation, Rates and Competition

TUC and TU Electric

     Docket 18490 - The PUC approved the stipulation filed on December 17, 1997 by TU Electric, together with the PUC General Counsel, the Office of Public Utility Counsel and various other parties interested in TU Electric's rates and services. The stipulation, modified to incorporate changes made by Commissioners, resulted in base rate credits beginning January 1, 1998, of 4% for residential customers, 2% for general service secondary customers and 1% for all other retail customers and additional base rate credits for residential customers of 1.4% beginning January 1, 1999. All other provisions of the stipulation were approved. They will (i) impose a 11.35% cap on TU Electric's rate of return on common equity during 1998 and 1999, with any sums earned above an earnings cap being applied as additional nuclear production depreciation, (ii) allow TU Electric to record depreciation applicable to transmission and distribution assets in 1998 and 1999 as additional depreciation of nuclear production assets, (iii) establish an updated cost of service study that includes interruptible customers as customer classes, (iv) result in the permanent dismissal of pending appeals of prior PUC orders, including Docket No. 11735, if all other parties that have filed appeals of those dockets also dismiss their appeals, (v) result in the stay of any proceedings in the remand of Docket No. 9300 prior to January 1, 2000, and, (vi) flow all gains from off-system sales of electricity in excess of the amount included in base rates to customers through the fuel factor. Modifications that were also approved by the PUC include: (i) imputing $16 million of revenues from discounted rates in the calculation of the return cap, (ii) limiting the recovery of interest on any new debt issued prior to December 31, 1999, to the interest rate available to TU Electric at its bond rating as of January 1, 1998 in the calculation of the return cap, (iii) limiting the amount of annual capital additions to production plant to 1.5% of TU Electric's net plant in service on December 31, 1996 in the calculation of the return cap, and (iv) permitting TU Electric, at its discretion, to apply earnings as additional depreciation of nuclear production assets, after the determinations have been made under the return cap.

TUC

     Lone Star Gas Rates -- On August 20, 1996, the Railroad Commission of Texas (RRC) ordered a general inquiry into the rates and services of Lone Star Gas, most notably a review of historic gas cost and gas acquisition practices since the last rate setting. The inquiry docket has been separated into different phases. Two of the phases, conversion to the National Association of Regulatory Utility Commissioners account numbering system and unbundling, have been dismissed by the RRC, and one other phase, rate case expense, has been concluded. In the phase dealing with historic gas cost and gas acquisition practices, Lone Star Gas and Lone Star Pipeline have filed a motion for summary disposition stating that any retroactive rate action would be inappropriate and unlawful. Settlement discussions with intervenor cities are ongoing. In the event the motion for summary disposition is denied, a hearing is currently scheduled to begin in November 1998. A number of management and transportation related issues have been placed in a separate phase, which still has an undefined scope and is being held in abeyance pending the resolution of the phase, dealing with gas costs. Management believes that gas costs were prudently incurred and were properly accounted for and recovered through the gas cost recovery mechanism previously approved by the RRC. At this time, management is unable to predict the ultimate outcome of the inquiry.

Capital Expenditures

TUC and TU Electric

     The re-evaluation of growth expectations, the effects of inflation, additional regulatory requirements and the availability of fuel, labor, materials and capital may result in changes to the estimated construction costs and dates of completion in TUC's and TU Electric's construction programs (see Item 2 Properties -- Capital Expenditures in the 1997 Form 10-K). Commitments in connection with the construction program are generally revocable subject to reimbursement to manufacturers for expenditures incurred or other cancellation penalties.

     TUC plans to seek new investment opportunities from time to time when it is concluded that such investments are consistent with its business strategies and will likely enhance the long-term returns to shareholders (See Note 1 to Condensed Consolidated Financial Statements). The timing and amounts of any other specific new business investment opportunities, except those discussed previously herein, are presently undetermined.

RESULTS OF OPERATION

TU Electric

     Net income for TU Electric for the three months and twelve months ended March 31, 1998 decreased approximately 4% and 10% from the same periods of 1997. Results for the 1998 twelve months were reduced by recognition in August 1997 of an $81.1 million fuel disallowance (including interest) and a charge of $10.1 million from the sale of sulfur dioxide allowances previously recognized. After revenue-related and income taxes, these settlements reduced income by $55.4 million. Excluding these items, net income for the twelve months ended March 31, 1998 was $31.8 million below that for the comparable 1997 period. Results for the current twelve-month period were also reduced by the recognition of the $80.0 million rate settlement refund recorded in July 1997. On April 21, 1998, the Public Utility Commission of Texas (PUC) approved a permanent rate settlement agreement that will reduce TU Electric's revenues by an estimated $263 million over the next two years. The reductions, described below, were effective January 1, 1998.

     TU Electric's residential customers received a 4 percent reduction of their base rate charges through 1998, with an additional 1.4 percent reduction planned for 1999. General service secondary customers received a 2 percent decrease, and all other retail customers received a 1 percent decrease. Under the agreement, TU Electric's return is limited and any earnings over the cap will be used as additional depreciation to lower investments in nuclear production assets. The agreement also allows transfer of depreciation from transmission and distribution assets to nuclear production assets.

     For the three month period ended March 31, 1998, operating revenues decreased approximately 2.5% from the comparable period of 1997 but for the twelve month period increased slightly. The following table details the factors contributing to these changes:

                                                       Increase (Decrease)
                                                  ---------------------------
                                                  Three Months  Twelve Months
                                                      Ended         Ended
                                                     --------      --------
                                                      Thousands of Dollars

Base rate revenue                                    $(15,837)     $(11,240)
Fuel revenue (including over/under-recovered)         (23,606)       71,156
Fuel disallowance                                          --       (68,556)
Transmission service revenue                            1,246        86,509
Other revenue                                           4,654       (22,735)
                                                     --------      --------
     Total                                           $(33,543)     $ 55,134
                                                     ========      ========

    Total energy sales for the three-and twelve-month periods ended March 31, 1998 increased by 1.2% and 2.3%, respectively, in comparison to the same periods for 1997. Growth in electric energy sales more than offset unfavorable weather conditions. However, base rate electricity revenues decreased slightly from the 1997 periods as a result of the implementation in January 1998 of the rate settlement agreement.

    Fuel revenues decreased for the first quarter of 1998 compared with the 1997 period due to lower fuel gas costs. For the twelve-month period, fuel revenues increased primarily due to higher volumes of energy sales and higher gas prices. The increases in transmission revenues primarily reflect the impact of implementing the PUC's Open Access Transmission Rule effective January 1, 1997.

   Fuel and purchased power expense for the three-month period decreased
4.4% from the comparable 1997 period as a result of decreased gas prices, but for the twelve-month period increased 3.9%, primarily due to increased energy sales as compared to the prior periods and higher spot market gas prices.

   Operation and maintenance expenses decreased 3.9% for the three month period mainly because of workforce reductions and timing of projects but increased 5.2% for the twelve month period primarily due to transmission tariffs implemented in January 1997, partially offset by workforce reductions and lower employee benefits.

   Interest on mortgage bonds for the three-and twelve-month periods ended March 31, 1998, decreased as compared to the comparable 1997 periods due to retirement of mortgage bonds, while interest on other long-term debt increased due to the issuance of unsecured debt during 1997. Other interest increased for the current three-month period due primarily to higher levels of borrowings. Other interest for the twelve-month period of 1997 included an interest payment related to a settlement with the Internal Revenue Service
(IRS), while the 1998 period includes the interest on the fuel disallowance, as noted above. The increase in distribution on preferred securities of trusts reflects a full year's effect on the 1998 twelve-month period of the issuance of TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts in January 1997, somewhat offset by a partial redemption of these securities in January 1998.

   For the comparable three-and twelve-month periods, preferred stock dividends decreased from 1997 to 1998, primarily due to the redemption of a significant portion of TU Electric's preferred stock.

TUC

     For all periods presented, the factors affecting the results of TU Electric, as discussed above, are also the major factors affecting the results of TUC. For both the three and twelve months ended 1998, the acquisitions of ENSERCH and LCC added to results, as did improved results from Australian operations. Net income contributions from ENSERCH and LCC totaled $20.9 million for the three-month period and $8.5 million for the twelve-month period. Earnings per share for the first quarter of 1998 were 52 cents (51 cents diluted) compared to 51 cents (basic and diluted) for the first quarter of 1997. Earnings for the twelve-month period, excluding TU Electric's non-recurring items discussed above, were $3.08 per share ($3.07 per share diluted) compared with $3.30 per share for the prior twelve-month period. Earnings per share for both periods were affected by the issuance of additional shares of common stock for the acquisition of ENSERCH and LCC, partially offset by the repurchases of common stock in the third and fourth quarters of 1997.

     For the three-and twelve-month periods ended March 31, 1998, operating revenues increased 67% and 36%, respectively, from the year earlier periods due to the inclusion of ENSERCH and LCC revenues. Revenues of ENSERCH and LCC combined were $1,047 million and $2,335 million for the respective periods. Excluding ENSERCH and LCC, revenues were down 3% for the quarter but were 1% higher for the twelve-month period.

     Other income (deductions) -- net for the three-and twelve-month periods includes $8.2 million equity in earnings from TUC's ownership interest in TEG. The twelve months ended March 31, 1998 were also affected by losses from an interest in a telecommunications partnership.

     Year-to-year comparisons of interest expense and distributions on preferred securities and preferred stock of subsidiaries have been affected by the Company's capital restructuring and debt reduction programs, the debt and preferred stock assumed in connection with the 1997 acquisitions of ENSERCH and LCC and by the higher level of commercial paper borrowings. Interest expense for the twelve-month period of 1997 included an interest payment related to a settlement with the IRS, while the 1998 twelve-month period included a charge of $12 million related to the fuel disallowance.

COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income reported in the statements of consolidated income and the change in the foreign currency translation
adjustment, net of tax as included in common stock equity.   For TU Electric,
comprehensive income is the same as net income reported in the statements of consolidated income, since there were no other items of comprehensive income for the periods presented. (See Condensed Statements of Consolidated Comprehensive Income).

CHANGE IN ACCOUNTING STANDARDS

     SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," will become effective in 1998 for reporting full year results of operations. This statement establishes standards for defining and reporting business segments. TUC is currently determining its reportable segments.

    The adoption of SFAS 130 and SFAS 131 will not affect consolidated financial position, results of operations or cash flows.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required hereunder for TUC and TU Electric related to Energy Marketing Activities and Foreign Currency Risk Management is set forth in Note 6 to Condensed Consolidated Financial Statements of Item 1 Financial Statements. All other information required hereunder for TUC and TU Electric is not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the 1997 Form 10-K and is therefore not presented herein.

PART II. OTHER INFORMATION

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

TUC and TU Electric
     (a)     Exhibits filed as a part of Part II are:

             15    - Letters from Deloitte & Touche LLP
                     as to unaudited interim financial information

                     15(a)     Texas Utilities Company
                     15(b)     Texas Utilities Electric Company

             27    - Financial Data Schedules

                     27(a)     Texas Utilities Company
                     27(b)     Texas Utilities Electric Company

             99(a) - Officer's Certificate establishing TU Electric's Floating
                     Rate debentures due April 24, 2000

             99(b) - Amendment, dated as of April 24, 1998, to Amended and
                     Restated 364 Day Competitive Advance and Revolving Credit Facility Agreement, "Facility A", dated as of April 24, 1997, among the Company, TEI, TU Electric, ENSERCH, certain banks, Chase Manhattan Bank and Texas Commerce Bank National Association, as Agents

     (b)     Reports on Form 8-K filed since December 31, 1997:

     Date of Report       Item Reported
     --------------       -------------

     TUC
     February 26, 1998    Item 7. Financial Statements and Exhibits

     March 13, 1998       Item 5. Other Events

     April 8, 1998        Item 5. Other Events

     April 9, 1998        Item 7. Financial Statements and Exhibits

     April 17, 1998       Item 5. Other Events

                               SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                                  TEXAS UTILITIES COMPANY



                                              By    /s/ J. W. Pinkerton
                                                  ------------------------
                                                        J. W. Pinkerton
                                                  Controller and Principal
                                                     Accounting Officer


Date: May 13, 1998





                               SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                            TEXAS UTILITIES ELECTRIC COMPANY



                                              By    /s/ J. W. Pinkerton
                                                    -----------------------
                                                        J. W. Pinkerton
                                                  Controller and Principal
                                                     Accounting Officer


Date: May 13, 1998

                                                            Appendix A


ENSERCH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)

INDEX TO FINANCIAL INFORMATION
March 31, 1998



                                                                     Page

Condensed Statements of Consolidated Income                           A-2
Condensed Statements of Consolidated Cash Flows                       A-3
Condensed Consolidated Balance Sheets                                 A-4
Notes to Condensed Consolidated Financial Statements                  A-6
Independent Accountants' Report                                       A-10
Management's Discussion and Analysis of Financial Condition and
  Results of Operation                                                A-11

          ENSERCH CORPORATION AND SUBSIDIARIES
       CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                     (Unaudited)

                                                              Predecessor
                                                             -------------
                                              Three Months Ended March 31
                                              ----------------------------
                                                   1998           1997
                                                   ----           ----
                                                  Thousands of Dollars
OPERATING REVENUES                               $1,018,978     $ 794,813
                                                 ----------     ---------
OPERATING EXPENSES
  Gas purchased for resale                          830,954       615,445
  Operation and maintenance                          97,949        90,287
  Depreciation and amortization                      19,128        14,471
  Taxes other than income                            22,712        23,282
                                                 ----------     ---------
    Total operating expenses                        970,743       743,485
                                                 ----------     ---------
OPERATING INCOME                                     48,235        51,328
OTHER INCOME (DEDUCTIONS) - NET                         (68)         (632)
INTEREST CHARGES                                    (18,751)      (18,934)
                                                 ----------     ---------
INCOME BEFORE INCOME TAXES                           29,416        31,762
INCOME TAX EXPENSE                                   11,932        13,186
                                                 ----------     ---------
INCOME FROM CONTINUING OPERATIONS                    17,484        18,576
LOSS FROM DISCONTINUED OPERATIONS                        --      (219,501)
                                                 ----------     ---------
NET INCOME (LOSS)                                    17,484      (200,925)
PREFERRED STOCK DIVIDENDS                             1,282         2,862
                                                 ----------     ---------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK     $   16,202     $(203,787)
                                                 ==========     =========


See Notes to Condensed Consolidated Financial Statements.

                 ENSERCH CORPORATION AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED
                      CASH FLOWS (UNAUDITED)

                                                                           Predecessor
                                                                           -----------
                                                            Three Months Ended March 31
                                                           ----------------------------
                                                              1998            1997
                                                              ----            ----
                                                               Thousands of Dollars
CASH FLOWS - OPERATING ACTIVITIES
  Income from continuing operations                              $ 17,484     $  18,576
  Depreciation and amortization                                    18,661        16,044
  Deferred income taxes                                             6,838        11,547
  Changes in operating assets and liabilities:
       Accounts receivable                                        146,069        83,607
       Inventories                                                 26,809        15,909
       Accounts payable
            Affiliates                                             23,545            --
            Other                                                 (96,108)     (121,490)
       Interest and taxes accrued                                    (533)      (17,581)
       Other working capital                                      (29,446)       13,784
       Energy marketing risk management assets and liabilities    (19,042)           --
       Other -- net                                                 1,240           386
                                                                ---------      --------
          Cash provided by operating activities                    95,517        20,782
                                                                ---------      --------

CASH FLOWS - FINANCING ACTIVITIES
  Issuances of securities:
       Long-term debt                                             250,000       100,000
       Common stock                                                    --         3,613
  Retirements of securities:
       Long-term debt                                             (90,750)     (100,399)
       Preferred stock                                           (100,000)           --
  Change in notes payable:
       Commercial paper                                                --        42,500
       Banks                                                       (3,513)           --
       Affiliates                                                (118,033)           --
  Cash dividends paid                                              (2,517)       (6,388)
  Debt financing expenses                                          (1,060)           --
  Other                                                                --            (7)
                                                                ---------      --------
          Cash provided by (used for) financing activities        (65,873)       39,319
                                                                ---------      --------
CASH FLOWS - INVESTING ACTIVITIES
  Construction expenditures                                       (21,839)      (17,792)
  Other investments                                                (6,609)      (20,744)
                                                                ---------      --------
          Cash used in investing activities                       (28,448)      (38,536)


CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS                 2,741       (24,066)
                                                                ---------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             3,937        (2,501)

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE                      11,770        17,715
                                                                ---------      --------

CASH AND CASH EQUIVALENTS - ENDING BALANCE                      $  15,707     $  15,214
                                                                =========     =========

See Notes to Condensed Consolidated Financial Statements.

                      ENSERCH CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                      March 31,
                                                                        1998      December 31,
                                                                    (Unaudited)       1997
                                                                    -----------   ------------
                                                                       Thousands of Dollars
PROPERTY, PLANT AND EQUIPMENT
  Gas distribution and pipeline                                     $1,077,870     $1,068,708
  Other                                                                 47,475         46,400
                                                                    ----------     ----------
       Total                                                         1,125,345      1,115,108
  Less accumulated depreciation                                         38,742         24,669
                                                                    ----------     ----------
       Net of accumulated depreciation                               1,086,603      1,090,439
  Construction work in progress                                         95,951         85,635
  Held for future use                                                      121            121
                                                                    ----------     ----------
       Net property, plant and equipment                             1,182,675      1,176,195
                                                                    ----------     ----------

INVESTMENTS                                                             43,486         37,041
                                                                    ----------     ----------
CURRENT ASSETS
  Cash and cash equivalents                                             15,707         11,770
  Accounts receivable (net of allowance for uncollectible
    accounts: 1998 - $6,045,000; 1997 - $3,902,000)                    366,460        524,908
  Energy marketing risk management assets                              367,089        365,650
  Inventories - at average cost:
       Materials and supplies                                            5,890          6,544
       Gas stored underground                                           88,089        114,244
  Prepayments                                                            8,896          1,527
  Deferred income taxes                                                 22,663         22,663
  Other current assets                                                   7,073          7,678
                                                                    ----------     ----------
          Total current assets                                         881,867      1,054,984
                                                                    ----------     ----------

DEFERRED DEBITS
  Goodwill (net of accumulated amortization:
    1998 - $13,110,000; 1997 -  $8,113,000)                            786,404        791,401
  Unamortized regulatory assets                                         51,227         52,336
  Deferred income taxes                                                 64,465         72,631
  Other deferred debits                                                 64,083         55,560
                                                                    ----------     ----------
          Total deferred debits                                        966,179        971,928
                                                                    ----------     ----------
          Total                                                     $3,074,207     $3,240,148
                                                                    ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                ENSERCH CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                 CAPITALIZATION AND LIABILITIES


                                                                     March 31,
                                                                       1998         December 31,
                                                                     (Unaudited)        1997
                                                                   -----------------------------
                                                                       Thousands of Dollars
CAPITALIZATION
  Common Stock (par value -- $.01 per share):
    Authorized shares -- 100,000,000
    Outstanding shares -- 201,000                                  $        2       $        2
  Paid in capital                                                     771,401          771,207
  Retained earnings (deficit)                                           6,637           (9,565)
                                                                   ----------       ----------
          Total common stock equity                                   778,040          761,644
  Preferred stock not subject to mandatory redemption                  75,000          175,000
  Advances from parent                                                175,616          293,843
  Long-term debt, less amounts due currently                          803,341          646,796
                                                                   ----------       ----------
          Total capitalization                                      1,831,997        1,877,283
                                                                   ----------       ----------
CURRENT LIABILITIES
  Notes payable - banks                                                2,554             6,067
  Accounts payable:
    Affiliates                                                        28,471             4,926
    Other                                                            395,194           491,645
  Energy marketing risk management liabilities                       343,309           357,044
  Taxes accrued                                                       11,558            19,010
  Interest accrued                                                    14,033            20,264
  Dividends declared                                                     624             1,859
  Customers' deposits                                                  7,458             7,751
  Other current liabilities                                           58,823            79,078
                                                                   ----------       ----------
          Total current liabilities                                  862,024           987,644
                                                                   ----------       ----------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Accumulated deferred income taxes                                   10,414            10,498
  Unamortized investment tax credits                                   3,349             3,364
  Pensions and other postretirement benefits                         162,806           165,514
  Other deferred credits and noncurrent liabilities                  203,617           195,845
                                                                   ----------       ----------
          Total deferred credits and  other noncurrent
            liabilities                                              380,186           375,221
                                                                   ----------       ----------

COMMITMENTS AND CONTINGENCIES (Note 8)


                                                                   ----------       ----------
          Total                                                    $3,074,207       $3,240,148
                                                                   ==========       ==========

See Notes to Condensed Consolidated Financial Statements.

                ENSERCH CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. MERGERS AND DISPOSITIONS

     On August 5, 1997 (Merger Date or Acquisition Date), the merger transactions between Texas Utilities Company (TUC) and ENSERCH Corporation (ENSERCH or the Corporation) were completed. All of the common stock of ENSERCH was converted into common stock of TUC, and ENSERCH became a wholly-owned subsidiary of TUC. Immediately prior to ENSERCH's merger with TUC, Enserch Exploration, Inc. (EEX) and Lone Star Energy Plant Operations, Inc. (LSEPO), former subsidiaries of the Corporation, were merged to form a new company (New EEX), and ENSERCH distributed to its common shareholders its ownership interest in these businesses.

     TUC accounted for its acquisition of ENSERCH as a purchase, and purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the financial statements of ENSERCH and its subsidiaries for the period subsequent to August 5, 1997. The financial statements of ENSERCH for the periods ended before August 5, 1997 were prepared using ENSERCH's historical basis of accounting and are designated as "Predecessor". The comparability of the operating results for the Predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments, including the amortization of goodwill over a period of forty years.

     The Predecessor financial statements have been restated to reflect EEX and LSEPO as a discontinued operation. The historical financial statements of ENSERCH reflect certain reclassifications made to conform to TUC's presentation style. On December 31, 1997, ENSERCH sold, to another subsidiary of TUC, at net book value, the group of companies which had constituted the Corporation's power development and international gas distribution operations. For financial reporting purposes, the sale was deemed to have occurred on August 5, 1997. Accordingly, operating results for periods following the Merger Date exclude those operations. Prior periods were not restated to reflect the sale.

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

                ENSERCH CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The condensed consolidated financial statements of ENSERCH and its subsidiaries have been prepared on the same basis as those in the 1997 Annual Report on Form 10-K (1997 Form 10-K) and, in the opinion of ENSERCH, all adjustments (constituting only normal recurring accruals) necessary to a fair presentation of the results of operation and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to rules and regulations of the Securities and Exchange Commission.

     Certain previously reported amounts have been reclassified to conform to current classifications.

     Energy Marketing Activities -- The Corporation, through its energy marketing subsidiary, Enserch Energy Services, Inc. (EES), enters into a variety of transactions, including forward contracts involving physical delivery of natural gas or electrical power commodities, as well as swaps, futures, options and other derivative contractual arrangements. As part of these business activities, EES offers price risk management services to the energy sector. These transactions are primarily conducted with retail end users, established energy companies and major financial institutions. EES uses the mark-to-market method of valuing and accounting for these activities. Under this method, the current market value of EES' energy portfolio, net of future servicing costs is reflected within the Corporation's consolidated balance sheets, with resulting unrealized gains and losses, as "Energy Risk Management Assets or Liabilities". The actual timing of cash receipts and payments may however vary as contracts may be settled at intervals other than their scheduled maturities. (See Note 6).

3.COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Corporation, comprehensive income is the same as net income reported in the consolidated statement of income. There are no other items of comprehensive income for the periods presented.

4.SHORT-TERM FINANCING

     At March 31, 1998, TUC, TU Electric and ENSERCH had joint lines of credit under credit facility agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $570,000,000 outstanding at any one time at variable interest rates and terminates April 22, 1999. Facility B provides for short-term borrowings aggregating up to $1,330,000,000 outstanding at any one time at variable interest rates and terminates April 24, 2002. ENSERCH's borrowings under both facilities are limited to an aggregate of up to $650,000,000 outstanding at any one time. Borrowings under these facilities will be used for working capital and other corporate purposes, including commercial paper backup. TUC will amend or replace this credit facility to provide for a significantly increased level of borrowing in connection with its pending acquisition

                ENSERCH CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of The Energy Group. However, ENSERCH is expected to have the same or similar capacity under the new agreements as it does presently.

5.CAPITALIZATION

     In January 1998, the Corporation issued $125,000,000 of 6 1/4% Series A Notes due January 1, 2003 (Series A Notes) and $125,000,000 of Remarketed Reset Notes due January 1, 2008 (Reset Notes). Net proceeds from these borrowings were used to refinance or redeem like amounts of higher rate debt and preferred stock.

     The Series A Notes are redeemable as a whole at any time or in part, from time to time, at the option of the Corporation, at a redemption price equal to the sum of (a) the greater of (i) 100% of the principal amount and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, plus (b) accrued interest on the principal amount thereof to the date of redemption.

     The Reset Notes were issued at an initial rate of 5.82% per annum for the period to April 1, 1998. Interest rates are reset for variable rate periods and may be tendered for remarketing at the end of each such period. After July 1, 1998, rate periods will not be shorter than six months. The interest rate for each new rate period is based either on LIBOR or may be fixed for a succeeding rate period as determined for each such period by the Remarketing Agent and the Corporation. The interest rate for the period from April 1, 1998 through July 1, 1998 is 5.99%. The Reset Notes may be redeemed in whole or in part at the option of the Corporation at 100% of the principal amount thereof, plus accrued interest.

     In February 1998, ENSERCH called for redemption on March 27 the outstanding balance of its 6 3/8% Convertible Subordinated Debentures. Holders of $3,005,000 principal amount of the debentures elected to convert the debentures into 77,963 shares of TUC common stock, and the remaining $87,745,000 principal amount was redeemed for cash.

     In January 1998, the Corporation redeemed all of the outstanding shares of its Adjustable Rate Preferred Stock, Series E, at $1,000 per share, $100,000,000 principal amount, plus accrued and unpaid dividends of $14.777 per share.

     ENSERCH may issue additional debt and equity securities as needed, including the possible future sale of up to $250,000,000 aggregated principal amount of securities currently registered with the SEC for offering pursuant to Rule 415 under the Securities Act of 1933.

6.DERIVATIVE INSTRUMENTS

     Energy Marketing Activities --EES' energy portfolio is comprised of forward commitments, futures, swaps, options and other derivative instruments. The notional amounts and terms of the portfolio as of March 31, 1998 included financial instruments that provide for fixed price receipts of 2,410 trillion British thermal units equivalent (Tbtue) and fixed price payments of 2,276 Tbtue, with a maximum term of five years. Additionally, sales and purchase commitments totaling 574 Tbtue, with terms extending up to five years are included in the portfolio as of March 31, 1998.

                ENSERCH CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Notional amounts reflect the volume of transactions but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, the notional amounts represented above do not necessarily measure EES' exposure to market or credit risks. Additionally, the maximum term in years are not indicative of likely future cash flows as these positions may be offset in the markets at any time in response to EES' risk management needs.

7.REGULATION AND RATES

     Lone Star Gas Rates -- On August 20, 1996, the Railroad Commission of Texas (RRC) ordered a general inquiry into the rates and services of Lone Star Gas, most notably a review of historic gas cost and gas acquisition practices since the last rate setting. The inquiry docket has been separated into different phases. Two of the phases, conversion to the National Association of Regulatory Utility Commissioners account numbering system and unbundling, have been dismissed by the RRC, and one other phase, rate case expense has been concluded. In the phase dealing with historic gas cost and gas acquisition practices, Lone Star Gas and Lone Star Pipeline have filed a motion for summary disposition stating that any retroactive rate action would be inappropriate and unlawful. Settlement discussions with intervenor cities are ongoing. In the event the motion for summary disposition is denied, a hearing is currently scheduled to begin in November 1998. A number of management and transportation related issues have been placed in a separate phase which still has an undefined scope and is being held in abeyance pending the resolution of the phase dealing with gas costs. Management believes that gas costs were prudently incurred and were properly accounted for and recovered through the gas cost recovery mechanism previously approved by the RRC. At this time, management is unable to predict the ultimate outcome of the inquiry.

8.COMMITMENTS AND CONTINGENCIES

     Guarantees -- The Corporation and/or its subsidiaries are the guarantor on various commitments and obligations of others aggregating approximately $37,900,000 at March 31, 1998. The Corporation is exposed to loss in the event of nonperformance by other parties. However, the Corporation does not anticipate nonperformance by the counterparties.

INDEPENDENT ACCOUNTANTS' REPORT



ENSERCH Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of ENSERCH Corporation and subsidiary companies (the Corporation) as of March 31, 1998, and the related condensed statements of consolidated income and cash flows for the three months ended March 31, 1998 and 1997 (Predecessor Company Operations, see Note 1). These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Corporation as of December 31, 1997, and the related consolidated statements of income, cash flows and common stock equity for the year then ended (not presented herein); and in our report dated February 24, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Dallas, Texas
May 11, 1998

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


FORWARD-LOOKING STATEMENTS

    This report and other presentations made by ENSERCH Corporation (ENSERCH or the Corporation) and its subsidiaries contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although ENSERCH believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the factors contained in the Forward-looking Statements section of Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation in ENSERCH's 1997 Annual Report on Form 10-K for the year 1997 (1997 Form 10-K), among others, that could cause the actual results of ENSERCH to differ materially from those projected in such forward-looking statement.

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

FINANCIAL CONDITION

Merger With TUC and Disposition

     On August 5, 1997 (Merger Date or Acquisition Date), the merger transactions between Texas Utilities Company (TUC) and ENSERCH Corporation (ENSERCH or the Corporation) were completed. All of the common stock of ENSERCH was converted into common stock of TUC, and ENSERCH became a wholly-owned subsidiary of TUC. Immediately prior to ENSERCH's merger with TUC, Enserch Exploration, Inc. (EEX) and Lone Star Energy Plant Operations, Inc. (LSEPO), former subsidiaries of the Corporation, were merged to form a new company (New EEX), and ENSERCH distributed to its common shareholders its ownership interest in these businesses.

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

     The Predecessor financial statements have been restated to reflect EEX and LSEPO as a discontinued operation. The historical financial statements of ENSERCH reflect certain reclassifications made to conform to TUC's presentation style. On December 31, 1997, ENSERCH sold, to another subsidiary of TUC, at net book value, the group of companies which had constituted the Corporation's power development and international gas distribution operations. For financial reporting purposes, the sale was deemed to have occurred on August 5, 1997. Accordingly, operating results for periods following the Merger Date exclude those operations. Prior periods were not restated to reflect the sale.

Liquidity and Capital Resources

     For information concerning liquidity and capital resources, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation in ENSERCH's 1997 Form 10-K. Quarterly results presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of the Corporation have occurred subsequent to year-end other than as disclosed in other reports of ENSERCH or included herein.

     Continuing operations provided cash of $96 million for operating activities in the first three months of 1998 compared with $21 million in the same period of 1997. Changes in operating assets and liabilities provided cash of $53 million in the first quarter of 1998 but used cash of $25 million in the comparable 1997 period.

     Discontinued operations provided cash of $2.7 million in the 1998 first quarter and used cash of $24 million in the 1997 quarter.

     Investing activities required $28 million in the first quarter of 1998 versus $39 million in 1997. Capital spending in the first quarter of 1998 was $4.0 million higher than last year's first quarter. Other investing activities used cash of $6.6 million in 1998 and $21 million in 1997.

     Total capitalization at March 31, 1998 was $1,832 million, down 2% from year-end 1997. Common stock equity as a percentage of total capitalization was 42.5% at March 31, 1998 compared with 40.6% at year-end 1997.

     In January 1998, ENSERCH issued $125 million of 6 1/4% Series A Notes due 2003 and $125 million of Remarketed Reset Notes due 2008 with a variable interest rate (5.99% for the period from April 1, 1998 to July 1, 1998). Net proceeds from these borrowings were used to refinance or redeem like amounts of higher rate debt and preferred stock. In January, the Series E Adjustable Rate Preferred Stock was redeemed at 100% of its liquidation price plus accrued and unpaid dividends. In February 1998, the Corporation called for redemption on March 27 the outstanding balance of its 6 3/8% Convertible Subordinated Debentures. Holders of the debentures elected to convert $3.0 million principal amount of the debentures into 77,963 shares of TUC common stock, and the remaining $87.7 million principal amount was redeemed for cash.

     ENSERCH may issue additional debt and equity securities as needed, including the possible future sale of up to $250 million aggregate principal amount of securities currently registered with the Securities and Exchange Commission (SEC) for offering pursuant to Rule 415 under the Securities Act of 1933.

     At March 31, 1998, TUC, Texas Utilities Electric Company, a wholly-owned indirect subsidiary of TUC, and ENSERCH had joint lines of credit under credit facility agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $570 million outstanding at any time at variable interest rates and terminates April 22, 1999. Facility B provides for short-term borrowings aggregating up to $1,330 million outstanding at any time at variable interest rates and terminates April 24, 2002. ENSERCH borrowings under both facilities are limited to an aggregate of $650 million outstanding at any time. ENSERCH borrowings under these facilities will be used for working capital and other needs. At March 31, 1998, ENSERCH had no borrowings under these facilities. TUC will amend or replace this credit facility to provide for an increased level of borrowing in connection with its pending acquisition of The Energy Group. However, ENSERCH is expected to have the same or similar capacity under the new agreements as it does presently.

Regulation and Rates

     Lone Star Gas Rates -- On August 20, 1996, the Railroad Commission of Texas (RRC) ordered a general inquiry into the rates and services of Lone Star Gas, most notably a review of historic gas cost and gas acquisition practices since the last rate setting. The inquiry docket has been separated into different phases. Two of the phases, conversion to the National Association of Regulatory Utility Commissioners account numbering system and unbundling, have been dismissed by the RRC, and one other phase, rate case expense, has been concluded. In the phase dealing with historic gas cost and gas acquisition practices, Lone Star Gas and Lone Star Pipeline have filed a motion for summary disposition stating that any retroactive rate action would be inappropriate and unlawful. Settlement discussions with intervenor cities are ongoing. In the event the motion for summary disposition is denied, a hearing is currently scheduled to begin in November 1998. A number of management and transportation related issues have been placed in a separate phase which still has an undefined scope and is being held in abeyance pending the resolution of the phase dealing with gas costs. Management believes that gas costs were prudently incurred and were properly accounted for and recovered through the gas cost recovery mechanism previously approved by the RRC. At this time, management is unable to predict the ultimate outcome of the inquiry.

RESULTS OF OPERATION

     For the first quarter of 1998, ENSERCH had income from continuing operations of $17.5 million compared with $18.6 million income for the Predecessor for the same period of 1997. The amortization of goodwill arising from the acquisition by Texas Utilities was $5.0 million in the 1998 first quarter. First quarter 1997 income was reduced by an $8.6 million pretax, $5.6 million after-tax, provision for a credit Lone Star Pipeline Company made voluntarily to its customers.

     Consolidated revenues for the first quarter of 1998 were $1,019 million compared with $795 million for the first quarter of 1997. The higher revenues reflect an increase of $339 million in energy marketing revenues. Gas purchased for resale increased from $615 million in the first quarter of 1997 to $831 million in the same period of 1998, reflecting the increase in natural gas marketing activity. Quarterly operating income was $48.2 million in 1998
compared with $51.3 million in 1997.   Operating income from natural gas
gathering and processing operations decreased $5.1 million in 1998 from
1997.   Fluctuations in natural gas liquids (NGL) demand, price volatility for
NGL products and natural-gas feedstock costs are the major factors that influence financial results in the NGL processing business. Lone Star Pipeline operating income increased $3.6 million in the 1998 period from the 1997 first quarter, partially attributable to lower operating and maintenance expenses. The results in 1997 were after a voluntary refund of $8.6 million made to residential and commercial customers. Lone Star Gas operating income decreased $7.5 million in 1998 from 1997 primarily due to higher operating
and maintenance expenses.   Energy marketing activities reported an
improvement in operating results of some $10.1 million compared with the 1997 first quarter, the result of improved gas margins. Power development and international gas operations, transferred to another TUC affiliate effective with the Merger, detracted $1.9 million from operating income in the first quarter of 1997.

     The loss from discontinued operations of $219.5 million for the quarter ended March 31, 1997, included a $236 million after-tax impact of a write-down of the carrying value of EEX's oil and gas properties due to the U.S. cost center ceiling limitation at March 31, 1997, and a $9.7 million ($14.9 million pre-tax) provision for estimated costs and expenses to wind-up engineering and construction operations.

COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Corporation, comprehensive income is the same as net income reported in the statements of consolidated income, since there are no other items of comprehensive income for the periods presented.

CHANGES IN ACCOUNTING STANDARDS

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required hereunder for the Corporation is not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the 1997 Form 10-K and is therefore not presented herein.