Form 10-Q
period 1998-06-30
TEXAS UTILITIES CO /TX/; TEXAS UTILITIES ELECTRIC CO
filed 1998-08-14
CIK 1023291, 710182

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                  -- OR --
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934



                            Texas Utilities Company


     A Texas Corporation                      I.R.S. Employer Identification
Commission File Number 1-12833                       No.75-2669310



               ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                (214) 812-4600


                       Texas Utilities Electric Company

     A Texas Corporation                     I.R.S. Employer Identificatio
Commission File Number 1-11668                       No.75-1837355



               ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                               (214) 812-4600



Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes ____X___        No _______

Common Stock outstanding at August 13, 1998:
Texas Utilities Company: 281,331,548 shares, without par value.
Texas Utilities Electric Company: 133,381,800 shares, without par value.


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

TABLE OF CONTENTS


Part I. Financial information                                          Page

        Item 1.  Financial Statements

           Texas Utilities Company and Subsidiaries
             Condensed Statements of Consolidated Income -
             Three, Six  and Twelve Months Ended June 30, 1998
             and 1997                                                     3


             Condensed Statements of Consolidated Comprehensive Income - Three, Six and Twelve Months Ended June 30, 1998 and
             1997                                                         4

             Condensed Statements of Consolidated Cash Flows -
             Six Months Ended June 30, 1998 and 1997                      5

             Condensed Consolidated Balance Sheets -
             June 30, 1998 and December 31, 1997                          6

          Texas Utilities Electric Company and Subsidiaries
             Condensed Statements of Consolidated Income -
             Three, Six and Twelve Months Ended June 30, 1998 and
             1997                                                         8

             Condensed Statements of Consolidated Cash Flows -
             Six Months Ended June 30, 1998 and 1997                      9

             Condensed Consolidated Balance Sheets -
             June 30, 1998 and December 31, 1997                         10

          Notes to Condensed Consolidated Financial Statements           12

          Independent Accountants' Reports                               25

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operation                       27


        Item 3. Quantitative and Qualitative Disclosures About Market
                Risk                                                     39

Part II.Other Information

        Item 1. Legal Proceedings                                        40

        Item 4. Submission of Matters to a Vote of Security Holders      41

        Item 5. Other Information                                        42

        Item 6. Exhibits and Reports on Form 8-K                         42

Signatures                                                               44

APPENDIX A - Financial Information of ENSERCH Corporation and Subsidiaries

                    PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements


               TEXAS UTILITIES COMPANY AND SUBSIDIARIES
              CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                              (Unaudited)

                                                      Three Months Ended   Six Months Ended        Twelve Months Ended
                                                          June 30,             June 30,                   June 30,
                                                      ------------------   ------------------      -------------------
                                                      1998        1997      1998         1997       1998         1997
                                                      ----        ----      ----         ----       ----         ----
                                                                           Thousands of Dollars
OPERATING REVENUES . . . . . . . . . . . . . .      $3,236,444 $1,588,485  $5,735,942  $3,082,289  $10,600,160  $6,478,004
                                                    ---------- ----------  ----------  ----------  -----------  ----------
OPERATING EXPENSES
 Fuel and purchased power. . . . . . . . . . .         858,998    499,114   1,313,322     991,395    2,534,616   2,091,253
 Gas purchased for resale. . . . . . . . . . .         874,451              1,717,754                2,780,513
 Operation and maintenance . . . . . . . . . .         617,586    345,953   1,046,012     671,153    1,914,126   1,328,299
 Depreciation and amortization . . . . . . . .         261,407    158,581     446,059     316,791      795,716     629,543
 Taxes other than income . . . . . . . . . . .         149,936    124,908     313,131     261,214      610,590     534,168
                                                    ---------- ----------  ----------  ----------  -----------  ----------
   Total operating expenses. . . . . . . . . .       2,762,378  1,128,556   4,836,278   2,240,553    8,635,561   4,583,263
                                                    ---------- ----------  ----------  ----------  -----------  ----------

OPERATING INCOME . . . . . . . . . . . . . . .         474,066    459,929     899,664     841,736    1,964,599   1,894,741

OTHER INCOME (DEDUCTIONS) - NET. . . . . . . .           3,471     (7,813)      1,721      (9,869)      (5,998)    (10,225)
                                                    ---------- ----------  ----------  ----------  -----------  ----------

INCOME BEFORE INTEREST, OTHER CHARGES
   AND INCOME TAXES. . . . .. . . . . . . . . .        477,537    452,116     901,385     831,867    1,958,601   1,884,516
                                                    ---------- ----------  ----------  ----------  -----------  ----------
INTEREST AND OTHER CHARGES
 Interest. . . . . . . . . . . . . . . . . . . .       300,502    182,007     503,952     363,691      903,198     744,760
 Allowance for borrowed funds used during
  construction. . . . . .. . . . . . . . . . . .        (2,302)    (2,633)     (4,824)     (4,938)      (8,776)     (9,649)
 Distributions on subsidiary obligated, mandatorily
  redeemable, preferred securities of subsidiary trusts
  holding solely debentures of subsidiary  . . .        17,181     18,293      34,330      33,296       70,735      49,798
 Preferred stock dividends of subsidiaries . . .         4,082      3,711       8,588      16,018       20,553      41,651
                                                    ---------- ----------  ----------  ----------  -----------  ----------
   Total interest and other charges. . . . . . .       319,463    201,378     542,046     408,067      985,710     826,560
                                                    ---------- ----------  ----------  ----------  -----------  ----------

INCOME BEFORE INCOME TAXES . . . . . . . . . . .       158,074    250,738     359,339     423,800      972,891   1,057,956

INCOME TAX EXPENSE . . . . . . . . . . . . . . .        75,051     89,992     149,687     148,255      378,330     357,837
                                                    ---------- ----------  ----------  ----------  -----------  ----------

NET INCOME . . . . . . . . . . . . . . . . . . .      $ 83,023  $ 160,746   $ 209,652   $ 275,545    $ 594,561  $  700,119
                                                    ==========  =========   =========  ==========  ===========  ==========

Average shares of common stock outstanding
 (thousands) . . . . . . . . . . . . . . . . . .       250,994    224,616     248,117     224,609      242,712     224,606

Per share of common stock:
 Basic earnings. . . . . . . . . . . . . . . . .         $0.33      $0.72       $0.84       $1.23        $2.45       $3.12
 Diluted earnings. . . . . . . . . . . . . . . .         $0.33      $0.72       $0.84       $1.23        $2.44       $3.12
 Dividends declared. . . . . . . . . . . . . . .         $0.55     $0.525       $1.10       $1.05       $2.175      $2.075

See Notes to Condensed Consolidated Financial Statements.

                                                 3

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
         CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                (Unaudited)


                                             Three Months Ended    Six Months Ended     Twelve Months Ended
                                                    June 30,             June 30,             June 30,
                                             ------------------   ------------------    -------------------
                                              1998       1997     1998          1997     1998        1997
                                              ----       ----     ----          ----     ----        ----
                                                                   Thousands of Dollars
NET INCOME. . . . . . . . . . . . . . . .   $83,023    $160,746   $209,652    $275,545  $594,561   $700,119
                                            -------    --------   --------    --------  --------   --------

OTHER COMPREHENSIVE INCOME:
 Foreign currency translation adjustment.   (19,804)    (27,810)     7,434     (35,223)  (85,144)   (28,975)
 Income tax effect . . . . .  . . . . . .   (25,475)               (28,313)
                                            -------    --------   --------    --------  --------   --------
     Total . . . . . . . . . . . . . .  .   (45,279)    (27,810)   (20,879)    (35,223)  (85,144)   (28,975)
                                            -------    --------   --------    --------  --------   --------

COMPREHENSIVE INCOME  . . . . . . . . . .   $37,744    $132,936   $188,773    $240,322  $509,417   $671,144
                                            =======    ========   ========    ========  ========   ========






See Notes to Condensed Consolidated Financial Statements.

                 TEXAS UTILITIES COMPANY AND SUBSIDIARIES
              CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                                     ----------------
                                                                                                     1998        1997
                                                                                                     ----        ----
                                                                                                   Thousands of Dollars
CASH FLOWS - OPERATING ACTIVITIES
 Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 209,652    $ 275,545
 Adjustments to reconcile net income to cash provided by operating activities:                    ---------    ---------
  Depreciation and amortization (including amounts charged to fuel). . . . . . . . .                523,443      391,116
  Deferred income taxes - net. . . . . . . . . . . . . . . . . . . . . . . . . . . .                147,909       76,176
   Investment tax credits-  net. . . . . . . . . . . . . . . . . . . . . . . . . . .                 (5,728)     (11,397)
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (14,087)        (660)
   Changes in operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                246,201     (137,633)
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 11,652        7,027
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (137,740)      12,960
     Interest and taxes accrued. . . . . . . . . . . . . . . . . . . . . . . . . . .                (37,272)      35,772
     Other working capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (18,419)      44,356
     Over/(under)-recovered fuel revenue - net of deferred taxes . . . . . . . . . .                (10,610)       6,467
     Energy marketing risk management assets and liabilities . . . . . . . . . . . .                (25,393)
     Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 18,210       31,650
                                                                                                   --------     --------
      Cash provided by operating activities. . . . . . . . . . . . . . . . . . . . .                907,818      731,379
                                                                                                   --------     --------
CASH FLOWS - FINANCING ACTIVITIES
 Issuances of securities:
   Acquisition and interim facilities. . . . . . . . . . . . . . . . . . . . . . . .              2,837,323
   Other long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                878,965      106,350
   Subsidiary obligated, mandatorily redeemable, preferred securities of subsidiary trusts
      holding solely debentures of subsidiary . . . . . .  . . . . . . . . . . . . .                             493,273
   Common stock . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . .                    572
 Retirements/repurchases of securities:
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (672,725)    (715,938)
  Preferred stock of subsidiaries. . . . . . . . . . . . . . . . . . . . . . . . . .               (114,139)    (543,148)
  Subsidiary obligated, mandatorily redeemable, preferred securities of subsidiary trusts
      holding solely debentures of subsidiary. . . . . . . . . . . . . . . . . . . .                (47,374)
 Change in notes payable:
  Commercial paper . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,530,246      486,516
  Banks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 15,395        7,546
 Common stock dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (270,449)    (235,833)
 Debt premium, discount, financing and reacquisition expenses. . . . . . . . . . . .               (170,396)     (27,924)
                                                                                                  ---------     --------
     Cash provided by (used in) financing activities. . . . . . .  . . . . . . . . .              4,987,418     (429,158)
                                                                                                  ---------     --------
CASH FLOWS - INVESTING ACTIVITIES
 Acquisition of The Energy Group (net of cash acquired of $3,262,050,000). . . . . .             (2,168,119)
 Construction expenditures . . . . . . . . . . . . . . . . . .  .  . . . . . . . . .               (362,094)    (226,902)
 Nuclear fuel (excluding allowance for equity funds used during construction). . . .                (15,404)     (28,395)
 Other investments . . . . . . . . . . . . . . . . . . . . . .  .  . . . . . . . . .                (64,094)     (39,968)
                                                                                                 ----------     --------
    Cash used in investing activities. . . . . . . . . . . . .  .  . . . . . . . . .             (2,609,711)    (295,265)
                                                                                                 ----------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . . . . . . . . . .  .  . . . . . . . . .                 85,942          530
                                                                                                 ----------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . .  .  . . . . . . . . .              3,371,467        7,486

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE. . . . . . . . .  .  . . . . . . . . .                 44,435       15,845
                                                                                                 ----------    ---------

CASH AND CASH EQUIVALENTS - ENDING BALANCE . . . . . . . . . .  .  . . . . . . . . .             $3,415,902    $  23,331
                                                                                                 ==========    =========



See Notes to Condensed Consolidated Financial Statements.

                                            5


                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   ASSETS


                                                                                                  June 30,
                                                                                                    1998       December 31,
                                                                                                (Unaudited)       1997
                                                                                                -----------    ------------
                                                                                                    Thousands of Dollars
PROPERTY,  PLANT AND EQUIPMENT
 United States (US):
  Electric:
   Production. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $16,276,451   $16,294,778
   Transmission. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,688,062     1,675,681
   Distribution. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,930,815     4,809,846
  Gas distribution and pipeline. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,090,647     1,068,708
  Telecommunications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          155,992       145,125
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          545,063       528,374
                                                                                                  -----------   -----------
   Total . . . . . . . . .                                                                         24,687,030    24,522,512
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,982,995     6,652,473
                                                                                                  -----------   -----------
   Net of accumulated depreciation                                                                 17,704,035    17,870,039
  Construction work in progress                                                                       408,989       307,978
  Nuclear fuel (net of accumulated amortization: 1998 - $500,384,000;
   1997 - $456,490,000). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          214,365       242,018
  Held for future use. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           24,087        24,087
  Less reserve for regulatory disallowances. . . . . . . . . . . . . . . . . . . . . . . . .          836,005       836,005
                                                                                                  -----------   -----------

   Net US property, plant and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .       17,515,471    17,608,117

 Non-US:
  United Kingdom - Electric and Gas (net of accumulated depreciation of $21,540,000) . . . .        2,994,829
  Australia - Electric (net of accumulated depreciation: 1998 - $75,975,000;
   1997 - $63,189,000) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          924,907       962,913
                                                                                                  -----------   -----------
   Net property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,435,207    18,571,030
                                                                                                  -----------   -----------

INVESTMENTS
 Goodwill (net of accumulated amortization: 1998 - $68,462,000; 1997 - $33,444,000)  . . . .        7,420,667     1,423,420
 Other investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,014,192       851,320
                                                                                                  -----------   -----------
  Total investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,434,859     2,274,740
                                                                                                  -----------   -----------
CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,415,902        44,435
 Accounts receivable (net of allowance for uncollectible accounts:
      1998 - $35,467,000; 1997 - $11,322,000). . . . . . . . . . . . . . . . . . . . . . . .        1,219,186       981,067
 Inventories - at average cost:
 Materials and supplies. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          259,928       209,825
 Fuel stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          227,688        81,490
 Gas stored underground. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          141,227       156,637
 Special deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          680,853         1,770
 Energy marketing risk management assets . . . . . . . . . . . . . . . . . . . . . . . . . .          493,247       365,650
 Prepayments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          242,680        59,809
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           80,328        76,307
 Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          124,154        17,858
                                                                                                  -----------   -----------
     Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,885,193     1,994,848
                                                                                                  -----------   -----------

DEFERRED DEBITS
 Unamortized regulatory assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,895,949     1,876,228
 Other deferred debits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          832,350       157,283
                                                                                                  -----------   -----------
  Total deferred debits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,728,299     2,033,511
                                                                                                  -----------   -----------

     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $39,483,558   $24,874,129
                                                                                                  ===========   ===========


See Notes to Condensed Consolidated Financial Statements.

                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      CAPITALIZATION AND LIABILITIES


                                                                                          June 30,
                                                                                           1998      December 31,
                                                                                        (Unaudited)     1997
                                                                                        -----------  ------------
                                                                                           Thousands of Dollars
CAPITALIZATION
 Common stock without par value:
   Authorized shares -  500,000,000
   Outstanding shares - 1998 - 279,572,743 and 1997 - 245,237,559. . . . . . . .        $6,921,918  $5,587,200
 Common stock subscribed . . . . . . . . . . . . . . . . . . . . . . . . . . . .            58,032
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,247,427   1,311,875
 Accumulated other comprehensive income -
      Cumulative currency translation adjustment . . . . . . . . . . . . . . . .           (76,891)    (56,013)
                                                                                        ----------  ----------
     Total common stock equity . . . . . . . . . . . . . . . . . . . . . . . . .         8,150,486   6,843,062
 Preferred stock of subsidiaries:
   Not subject to mandatory redemption . . . . . . . . . . . . . . . . . . . . .           190,055     304,194
   Subject to mandatory redemption . . . . . . . . . . . . . . . . . . . . . . .            20,607      20,600
 Subsidiary obligated, mandatorily redeemable, preferred securities of subsidiary
   trusts holding solely debentures of subsidiary                                          823,125     875,146
 Long-term debt, less amounts due currently. . . . . . . . . . . . . . . . . . .        14,925,009   8,759,379
                                                                                        ----------  ----------
     Total capitalization. . . . . . . . . . . . . . . . . . . . . . . . . . . .        24,109,282  16,802,381
                                                                                        ----------  ----------


CURRENT LIABILITIES
 Notes payable:
   Commercial paper. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,560,397     570,000
   Banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           341,161      44,442
 Long-term debt due currently. . . . . . . . . . . . . . . . . . . . . . . . . .           663,665     772,071
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,284,234     879,593
 Energy marketing risk management liabilities. . . . . . . . . . . . . . . . . .           471,754     357,044
 Dividends declared. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           144,201     139,994
 Customers' deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            93,930      91,440
 Taxes accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           582,633     182,532
 Interest accrued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           245,934     193,125
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             8,444       7,919
 Over-recovered fuel revenue . . . . . . . . . . . . . . . . . . . . . . . . . .                        11,987
 Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,324,759     271,853
                                                                                        ----------  ----------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         8,721,112   3,522,000
                                                                                         ----------  ----------


DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
 Accumulated deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .         3,567,912   2,989,254
 Unamortized investment tax credits. . . . . . . . . . . . . . . . . . . . . . .           558,856     570,283
 Other deferred credits and noncurrent liabilities . . . . . . . . . . . . . . .         2,526,396     990,211
                                                                                        ----------  ----------
     Total deferred credits and other noncurrent liabilities . . . . . . . . . .         6,653,164   4,549,748
                                                                                        ----------  ----------


COMMITMENTS AND CONTINGENCIES (Note 8)


         Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $39,483,558 $24,874,129
                                                                                       =========== ===========


See Notes to Condensed Consolidated Financial Statements.



          TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
             CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                             (Unaudited)



                                                            Three Months Ended       Six Months Ended      Twelve Months Ended
                                                                  June 30,                June 30,              June 30,
                                                            -------------------      ------------------     ------------------
                                                             1998          1997      1998          1997     1998         1997
                                                             ----          ----      ----          ----     ----         ----
                                                                                     Thousands of Dollars
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . .  $1,665,700 $1,451,541  $2,997,616  $2,817,000 $6,316,033  $5,939,503
                                                            ---------- ----------  ----------  ---------- ----------  ----------

OPERATING EXPENSES
 Fuel and purchased power. . . . . . . . . . . . . . . . .     557,311    451,854     987,702     902,062  2,148,349   1,910,525
 Operation and maintenance . . . . . . . . . . . . . . . .     334,148    310,397     616,160     603,887  1,238,657   1,186,442
 Depreciation and amortization . . . . . . . . . . . . . .     183,702    143,139     327,639     285,745    614,171     568,850
 Income taxes. . . . . . . . . . . . . . . . . . . . . . .     123,330     98,449     198,449     176,141    441,989     399,322
 Taxes other than income . . . . . . . . . . . . . . . . .     123,258    117,831     253,177     247,427    513,056     506,105
                                                            ---------- ----------  ----------  ---------- ----------  ----------
   Total operating expenses. . . . . . . . . . . . . . . .   1,321,749  1,121,670   2,383,127   2,215,262  4,956,222   4,571,244
                                                            ---------- ----------  ----------  ---------- ----------  ----------


OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .     343,951    329,871     614,489     601,738  1,359,811   1,368,259
                                                            ---------- ----------  ----------  ---------- ----------  ----------

OTHER INCOME
 Allowance for equity funds used during
         construction. . . . . . . . . . . . . . . . . . .       1,450        341       3,115         647      7,670       1,298
 Other income (deductions) - net . . . . . . . . . . . . .      (3,279)      (638)      2,730        (275)     1,306       5,138
 Income tax benefit (expense). . . . . . . . . . . . . . .       1,381     (1,354)       (981)     14,158     (5,004)     12,252
                                                            ---------- ----------  ----------  ---------- ----------  ----------
   Total other income. . . . . . . . . . . . . . . . . . .        (448)    (1,651)      4,864      14,530      3,972      18,688
                                                            ---------- ----------  ----------  ---------- ----------  ----------

INCOME BEFORE INTEREST AND
   OTHER CHARGES . . . . . . . . . . . . . . . . . . . . .     343,503    328,220     619,353     616,268  1,363,783   1,386,947
                                                            ---------- ----------  ----------  ---------- ----------  ----------

INTEREST AND OTHER CHARGES
  Interest on mortgage bonds . . . . . . . . . . . . . . .      96,283    112,548     196,750     227,237    408,911     466,552
  Interest on other long-term debt . . . . . . . . . . . .      13,078      3,569      21,935       7,143     36,916      16,945
  Other interest . . . . . . . . . . . . . . . . . . . . .      13,885     13,281      28,668      27,262     67,150      54,988
  Distributions on TU Electric obligated, mandatorily
    redeemable, preferred securities of subsidiary trusts
    holding solely debentures of TU Electric . . . . . . .      17,181     18,293      34,330      33,296     70,735      49,798
  Allowance for borrowed funds used during
    construction . . . . . . . . . . . . . . . . . . . . .      (1,947)    (2,458)     (4,181)     (4,668)    (7,656)     (9,375)
                                                            ---------- ----------  ----------  ---------- ----------  ----------
   Total interest and other charges. . . . . . . . . . . .     138,480    145,233     277,502     290,270    576,056     578,908
                                                            ---------- ----------  ----------  ---------- ----------  ----------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .     205,023    182,987     341,851     325,998    787,727     808,039

PREFERRED STOCK DIVIDENDS. . . . . . . . . . . . . . . . .       3,130      7,102       6,354      19,562     13,642      45,195
                                                            ---------- ----------  ----------  ---------- ----------  ----------

NET INCOME AVAILABLE FOR
  COMMON STOCK . . . . . . . . . . . . . . . . . . . . . .   $ 201,893  $ 175,885   $ 335,497  $  306,436  $ 774,085   $ 762,844
                                                             =========  =========   =========  ==========  =========   =========


See Notes to Condensed Consolidated Financial Statements.


             TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
              CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)



                                                                                                     Six Months Ended
                                                                                                          June 30,
                                                                                                    -------------------
                                                                                                     1998         1997
                                                                                                     ----         ----
                                                                                                    Thousands of Dollars
CASH FLOWS - OPERATING ACTIVITIES
 Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 341,851  $ 325,998
 Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization (including amounts charged to fuel) . . . . . . . . . . . . . .      398,571    356,763
   Deferred income taxes - net. . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . .       70,426     69,288
   Investment tax credits - net . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . .      (10,611)   (10,611)
   Allowance for equity funds used during construction . . . . . . . . . . . . . . . . . . . . .       (3,115)      (647)
   Changes in operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,242   (122,082)
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (5,136)       899
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,572     23,188
     Interest and taxes accrued. . . . . . . . . . . . . . .   . . . . . . . . . . . . . . . . .        6,091     50,011
     Other working capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,561     52,620
     Over/(under) - recovered fuel revenue - net of deferred taxes . . . . . . . . . . . . . . .      (10,182)     6,467
     Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       58,206     42,261
                                                                                                    ---------  ---------
      Cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . . . . . . .      896,476    794,155
                                                                                                    ---------  ---------
CASH FLOWS - FINANCING ACTIVITIES
 Issuances of securities:
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      428,965    106,350
  TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding
     solely debentures of TU Electric. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 493,273
 Retirements/repurchases of securities:
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (564,824)  (367,750)
  Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (14,139)  (543,148)
  TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding
     solely debentures of TU Electric. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (47,374)
  Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (286,476)
 Change in notes receivable/payable:
  Commercial paper . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (253,151)
  Parent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (80,805)   306,607
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  35,515
 Preferred stock dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (6,655)   (28,724)
 Common stock dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (272,832)
 Debt premium, discount, financing and reacquisition expenses. . . . . . . . . . . . . . . . . .      (50,302)   (23,247)
                                                                                                    ---------  ---------
    Cash used in financing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (621,610)  (547,107)
                                                                                                    ---------  ---------
CASH FLOWS - INVESTING ACTIVITIES
 Construction expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (240,136)  (200,155)
 Allowance for equity funds used during construction (excluding amount for nuclear fuel) . . . .        2,277        391
 Nuclear fuel (excluding allowance for equity funds used during construction). . . . . . . . . .      (15,404)   (28,395)
 Other investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (24,924)   (10,538)
                                                                                                    ---------  ---------
   Cash used in investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (278,187)  (238,697)
                                                                                                    ---------  ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,321)     8,351
CASH AND CASH EQUIVALENTS - BEGINNING BALANCE. . . . . . . . . . . . . . . . . . . . . . . . . .       11,829     13,005
                                                                                                    ---------  ---------
CASH AND CASH EQUIVALENTS - ENDING BALANCE . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   8,508  $  21,356
                                                                                                    =========  =========


See Notes to Condensed Consolidated Financial Statements.


              TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                   ASSETS


                                                                                              June 30,
                                                                                               1998      December 31,
                                                                                            (Unaudited)      1997
                                                                                            ----------   ------------
                                                                                               Thousands of Dollars
  ELECTRIC PLANT
    In service:
      Production. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $15,352,977  $15,369,306
      Transmission. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,681,645    1,669,259
      Distribution. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,864,158    4,745,270
      General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      441,203      436,059
                                                                                             -----------  -----------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22,339,983   22,219,894
      Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,398,950    6,120,309
                                                                                             -----------  -----------
        Electric plant in service, less accumulated depreciation  . . . . . . . . . . . . .   15,941,033   16,099,585
    Construction work in progress . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      246,214      190,579
    Nuclear fuel (net of accumulated amortization:  1998 - $500,384,000;
     1997 - $456,490,000) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      214,366      242,017
    Held for future use . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,966       23,966
                                                                                             -----------  -----------
        Electric plant, less accumulated depreciation and amortization  . . . . . . . . . .   16,425,579   16,556,147
    Less reserve for regulatory disallowances . . . . . . . . . . . . . . . . . . . . . . .      836,005      836,005
                                                                                             -----------  -----------
        Net electric plant  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15,589,574   15,720,142
                                                                                             -----------  -----------

  INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      570,661      534,487
                                                                                             -----------  -----------

  CURRENT ASSETS
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,508       11,829
    Accounts receivable (net of allowance for uncollectible accounts: 1998 - $3,758,000;
      1997 - $6,049,000). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      336,460      357,702
    Inventories - at average cost:
      Materials and supplies. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      182,683      181,157
      Fuel stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       85,100       81,489
    Prepayments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       49,682       31,338
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       54,557       49,359
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,065        1,818
                                                                                             -----------  -----------
        Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      723,055      714,692
                                                                                             -----------  -----------

  DEFERRED DEBITS
    Unamortized regulatory assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,826,089    1,796,516
    Under-recovered fuel revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,336
    Other deferred debits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       56,817       67,596
                                                                                             -----------  -----------
        Total deferred debits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,887,242    1,864,112
                                                                                             -----------  -----------


             Total .  .  .  .  .  .  . . . . . . . . . . . . . . . . .  . . . . . . . . . .  $18,770,532  $18,833,433
                                                                                             ===========  ===========


  See Notes to Condensed Consolidated Financial Statements.

              TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      CAPITALIZATION AND LIABILITIES



                                                                                                   June 30,
                                                                                                    1998      December 31,
                                                                                                 (Unaudited)     1997
                                                                                                 -----------  ------------
                                                                                                Thousands of Dollars
  CAPITALIZATION
    Common stock without par value:
      Authorized shares - 180,000,000
      Outstanding shares - 1998 - 133,381,800 and 1997 - 142,931,000. . . . . . . . . . . . .     $4,029,759  $ 4,316,235
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,317,707    1,982,210
                                                                                                  ----------  -----------
        Total common stock equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,347,466    6,298,445
    Preferred stock:
      Not subject to mandatory redemption . . . . . . . . . . . . . . . . . . . . . . . . . .        115,055      129,194
      Subject to mandatory redemption . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,607       20,600
    TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts
     holding solely debentures of TU Electric . . . . . . . . . . . . . . . . . . . . . . . .        823,125      875,146
    Long-term debt, less amounts due currently. . . . . . . . . . . . . . . . . . . . . . . .      5,789,256    5,475,447
                                                                                                  ----------  -----------
        Total capitalization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13,095,509   12,798,832
                                                                                                  ----------  -----------

  CURRENT LIABILITIES
    Notes payable - affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        102,124      182,929
    Long-term debt due currently. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        307,700      752,645
    Accounts payable:
      Affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        323,333      289,075
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        129,673      152,367
    Dividends declared  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,267        2,567
    Customers' deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         76,166       74,256
    Taxes accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        179,249      167,009
    Interest accrued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        134,389      140,538
    Over-recovered fuel revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      11,987
    Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        172,612      134,369
                                                                                                  ----------  -----------
        Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,427,513    1,907,742
                                                                                                  ----------  -----------

  DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
    Accumulated deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,303,643    3,216,951
    Unamortized investment tax credits. . . . . . . . . . . . . . . . . . . . . . . . . . . .        546,132      556,743
    Other deferred credits and noncurrent liabilities . . . . . . . . . . . . . . . . . . . .        397,735      353,165
                                                                                                  ----------  -----------
        Total deferred credits and other noncurrent liabilities . . . . . . . . . . . . . . .      4,247,510    4,126,859
                                                                                                  ----------  -----------


  COMMITMENTS AND CONTINGENCIES (Note 8)

                                                                                                 -----------   -----------

          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $18,770,532   $18,833,433
                                                                                                 ===========   ===========


  See Notes to Condensed Consolidated Financial Statements.

                                            11

TEXAS UTILITIES COMPANY AND SUBSIDIARIES
TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BUSINESS, MERGERS AND ACQUISITIONS

The Company

     Texas Utilities Company (TUC, or the Company) is a holding company which owns all of the outstanding common stock of Texas Energy Industries, Inc.
(TEI), ENSERCH Corporation (ENSERCH), TU United Kingdom Holdings, Inc. and TU Finance (No. 2) Holdings, Inc. (together with TU United Kingdom Holdings, Inc., TU Holdings). Through subsidiaries and divisions of TEI (parent of Texas Utilities Electric Company [TU Electric], Texas Utilities Australia Pty. Ltd. [TU Australia] and several other companies), ENSERCH and TU Holdings, the Company engages in the generation, transmission and distribution of electricity; the processing, transmission, distribution and marketing of natural gas; and telecommunications, power development and other businesses primarily in the United States (US), the United Kingdom (UK) and Australia. The Company is currently determining its reportable segments under Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information" which becomes effective for purposes of reporting the full year 1998 results of operations.

     In March 1998, the Company offered to acquire all of the outstanding ordinary shares of The Energy Group PLC (TEG) through TU Acquisitions PLC (TU Acquisitions) (an indirect subsidiary of the Company). TEG, which has been re-registered as a private limited company incorporated in England and Wales, owns and operates a diversified international energy business. Substantially all of TEG's operations are conducted through its subsidiary, Eastern Group plc (Eastern Group), one of the largest integrated electricity and gas groups in the UK. At March 31, 1998, TU Acquisitions had acquired approximately 22% of TEG's outstanding shares. The Company's offer for TEG was declared unconditional on May 19, 1998. As of that date, TU Acquisitions had received acceptances with respect to over 70% of TEG's outstanding shares. Therefore, it was determined that, as of May 19, 1998 the Company had acquired TEG. Accordingly, the Company recorded its approximate 22% equity interest in the net income of TEG for the period March to May 19, 1998 and has accounted for TEG as a subsidiary since May 19, 1998.

     Prior to being acquired by the Company, TEG completed the sale of its US and Australian coal business and US energy marketing operations (Peabody
Sale). The TEG businesses acquired by TUC, which exclude those representing the Peabody Sale, are referred to as "TEG Businesses Acquired". The total purchase consideration for the TEG Businesses Acquired is expected to be approximately $7.4 billion including cash paid through June 30, 1998 of $5.4 billion, and non-cash consideration of $2.0 billion consisting of the value assigned to the shares of TUC common stock issued or subscribed of $1.4 billion and $.6 billion to be paid to acquire the remaining shares of TEG. At the date of the acquisition, TEG had assets of $8.7 billion, including cash of $3.3 billion, and liabilities of $7.3 billion, including debt of $3.5 billion. As of June 30, 1998, TU Acquisitions had acquired over 96% of TEG's outstanding shares and was in the process of acquiring the remaining outstanding shares pursuant to the compulsory acquisition procedure under UK law. As of June 30, 1998, the Company had issued 34,180,628 shares of TUC common stock to those holders of TEG shares who elected to receive shares of TUC common stock in exchange for their TEG shares. Additional shares of TUC common stock have been and will be issued in connection with the acquisition of the remaining outstanding TEG shares. The process of determining the fair value of assets and liabilities of TEG has not been completed; however, the excess of the purchase consideration plus acquisition costs over a preliminary estimate of net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of $6 billion which is being amortized over 40 years. This amount is subject to revision as additional information about the fair value of TEG's assets acquired and liabilities assumed becomes available.

    On August 5, 1997, the merger transactions (Merger) between the former Texas Utilities Company, now known as TEI, and ENSERCH were completed. On November 21, 1997, the Company acquired Lufkin-Conroe Communications Co.
(LCC). The acquisitions of ENSERCH and LCC were each accounted for as a purchase business combination. The assets and liabilities of each acquired company at the respective acquisition dates were adjusted to their estimated fair values. For each company acquired, the excess of the purchase price paid over the estimated fair value of the net assets acquired and liabilities assumed was recorded as goodwill and is being amortized over 40 years. The process of determining the fair value of assets and liabilities of ENSERCH and LCC as of their respective dates of acquisition is continuing, and the final results await primarily the resolution of income tax and other contingencies and finalization of certain preliminary estimates. The results of operations of the acquired businesses are reflected in the consolidated financial statements of the Company from their respective dates of acquisition.

     On July 10, 1998, TU Australia allowed its offer to acquire Allgas Energy Limited, a publicly held gas distribution company based in Queensland,
Australia, to expire.   TU Australia, which had acquired 12.49 % of the
outstanding shares of Allgas, sold its investment to another bidder in late
July.

     The Company continues to seek potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and are likely to enhance the long-term return to its shareholders. The timing, amount and funding of any new business investment opportunities, other than those discussed above, are presently undetermined.

     The following summary of unaudited pro forma consolidated results of the Company's operations reflect the acquisitions of the TEG Businesses Acquired, ENSERCH and LCC as though each had occurred at the beginning of the respective periods presented. Amounts are in thousands of dollars, except per share.

                                                        Twelve Months
                             Six Months Ended               Ended
                        -----------------------------   -------------
                        June 30, 1998   June 30, 1997   June 30, 1998

     Revenues            $8,323,895       $7,000,168     $16,128,943
     Operating income     1,337,010        1,334,428       2,837,268
     Net income             379,351          387,601         832,332
     Earnings per share
      of common stock
       Basic                  $1.34            $1.35           $2.94
       Diluted                $1.34            $1.35           $2.93

     The above pro forma results are based on a preliminary estimate of the fair value of assets acquired and liabilities assumed of the TEG Businesses Acquired. These results are not necessarily indicative of what the actual results would have been had the acquisitions occurred at the beginning of these periods. Further, the pro forma results are not intended to be a projection of future results of the combined companies. The $55.4 million impact of TU Electric's fuel reconciliation disallowance and related items (as previously discussed) and TEG's after-tax income of $17 million from a non-recurring transaction in the first quarter of 1998 are reflected in these pro forma results. A substantial portion of TEG's and the Eastern Group's earnings occur during the first and fourth quarters of the year which include the periods of peak electricity usage in the UK. ENSERCH's earnings occur primarily in the first and fourth quarters. The second quarter is now expected to be the Company's lowest period of earnings. For the twelve month period ended June 30, 1998, excluding the impact of the TEG acquisition (loss of $81.5 million) and including results of ENSERCH and LCC for the full period (additional income of $8.5 million) TUC's consolidated net income would have been $684.5 million or $2.78 per share of common stock as compared with $832.3 million or $2.94 per share for the same period on a pro forma basis including TEG for the full twelve months.

2.SIGNIFICANT ACCOUNTING POLICIES

TUC and TU Electric
     Basis of Presentation -- The condensed consolidated financial statements of TUC and its subsidiaries (System Companies) and TU Electric have been prepared on the same basis as those in the 1997 Annual Reports on Form 10-K of TUC and TU Electric (1997 Form 10-K) and, in the opinion of TUC or TU Electric, as the case may be, all adjustments (constituting only normal recurring accruals) necessary to a fair presentation of the results of operation and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     Certain previously reported amounts have been reclassified to conform to current classifications.

     The preparation of financial statements requires estimates and assumptions by management; actual results could differ from those estimates. No material adjustments were made to previous estimates during the current period.

     Consolidation -- The consolidated financial statements include the accounts of the Company and all of its subsidiaries. For the period from March 1998, when the Company acquired an approximate 22% ownership interest in TEG, to May 19, 1998, the date the offer for TEG became unconditional, the Company recorded its equity in the net income of TEG using the equity method of accounting. Subsequent to May 19, 1998, the Company fully consolidated TEG's results of operations. The Company's consolidated financial statements for the period ended June 30, 1998 include TEG financial information for the period ended May 31, 1998, the latest available information at the time the Company's report was prepared.

     Prior to August 5, 1997, the date of the Merger with ENSERCH, the Company did not have any assets or operations. Pursuant to the Merger, the Company became the parent of TEI and of ENSERCH. For financial reporting purposes, the Company was treated as the successor to TEI. Unless otherwise specified, all references to the Company for periods prior to August 5, 1997, are deemed to be references to TEI since the merger of the Company and TEI was a combination of entities under common control treated in a manner similar to pooling of interests accounting. Since the acquisitions of the TEG Businesses Acquired, ENSERCH and LCC were purchase business combinations, no financial or other information for those companies is presented for periods prior to their
dates of acquisition.    The consolidated financial statements of TU Electric
include all of its business trusts.

     All significant intercompany items and transactions have been eliminated in consolidation. Investments in significant unconsolidated affiliates are accounted for by the equity method.

     Earnings Per Share -- Basic earnings per share applicable to common stock is based on the weighted average number of common shares outstanding during
the period reported.   Diluted earnings per share include the effect of
potential common shares that could be issued after the Merger date resulting from the assumed conversion of the 6. 375% Convertible Subordinated Debentures due 2002 (Convertible Debentures) of ENSERCH during the periods such Convertible Debentures were outstanding and the exercise of all outstanding stock options. The Convertible Debentures were redeemed for cash or converted into common stock in late March 1998. For the six-and twelve-months periods ended June 30, 1998, 2,372,457 and 1,616,560 shares, respectively, were added to the average shares outstanding and $898,330 and $2,444,295, respectively, of after-tax interest expense was added to earnings applicable to common stock for the purpose of calculating diluted earnings per share.

     Energy Marketing Activities -- The Company, through its energy marketing subsidiary, Enserch Energy Services, Inc. (EES), enters into a variety of transactions in the US, including forward contracts involving physical delivery of natural gas or electrical power commodities, as well as swaps, futures, options and other derivative contractual arrangements. As part of these business activities, EES offers price risk management services to the energy sector. These transactions are primarily conducted with retail end users, established energy companies and major financial institutions. EES uses the mark-to-market method of valuing and accounting for these activities. Under this method, the current market value of EES' energy portfolio, net of future servicing costs, is reflected within the Company's consolidated balance sheets, with resulting unrealized gains and losses, as "Energy Marketing Risk Management Assets" or "Energy Marketing Risk Management Liabilities". The actual timing of cash receipts and payments may, however, vary as contracts may be settled at intervals other than their scheduled maturities. (See Note 6).

3.     COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income reported in the statements of consolidated income and the change in the foreign currency translation adjustment, net of tax, as included in common stock equity. For TU Electric, comprehensive income is the same as net income reported in the statements of consolidated income, since there were no other items of comprehensive income for the periods presented.

4.     LINES OF CREDIT
TUC and TU Electric
     At June 30, 1998, TUC, TU Electric and ENSERCH had joint lines of credit under revolving credit facility agreements (Credit Agreements) with a group of banking institutions. The Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $3,600,000,000 outstanding at any one time at variable interest rates and terminates March 1, 1999. Under this facility, $2,800,000,000 is restricted to use in financing the purchase of TEG shares and paying acquisition related expenses. The remaining $800,000,000 can be used for working capital and other general corporate purposes, including commercial paper backup. Facility B provides for borrowings aggregating up to $1,400,000,000 outstanding at any one time at variable interest rates and terminates March 2, 2003. Borrowings under this facility can be used for working capital and other general corporate purposes, including commercial paper backup. Excluding the $2,800,000,000 which is restricted to use in financing the acquisition of TEG shares, the combined borrowings of TUC, TU Electric and ENSERCH under both facilities are limited
to an aggregate of $2,200,000,000 outstanding at any one time.   ENSERCH's
borrowings under both facilities are limited to an aggregate of $650,000,000 outstanding at any one time. TU Electric's borrowings under both facilities are limited to an aggregate of $1,250,000,000 outstanding at any one time. At June 30, 1998, commercial paper borrowings supported by both facilities totaled $4,090,686,000 including $2,760,397,000 related to the acquisition of TEG shares and $530,289,000 classified as long-term debt.

     At June 30, 1998, TU Finance (No. 1) Limited (UK Finance 1), TU Finance (No. 2) Limited (UK Finance 2), and TU Acquisitions had a sterling-denominated joint line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit Agreement). The Sterling Credit Agreement provides for borrowings of up to pounds3,625,000,000 and has three facilities. The Acquisition Facility provides for borrowings aggregating pounds1,775,000,000 outstanding at any one time and terminates March 2, 2003; however, no new incremental draws can be made after January 2, 1999. The Interim Facility provides for short-term borrowings aggregating pounds1,150,000,000 at any one time and terminates January 2, 1999.
Borrowings under these two facilities provide financing to purchase TEG shares and pay acquisition related expenses. The Revolving Credit Facility provides for short-term borrowings aggregating pounds700,000,000 outstanding at any one time and terminates March 2, 2003. Under this facility, up to pounds450,000,000 can be used by UK Finance 1 and, subject to satisfaction of certain conditions, TEG and its subsidiaries (excluding Eastern Electricity plc) for general corporate purposes and for interest payments on the facilities until six months after the date of acquisition of TEG. The remaining pounds250,000,000 has been carved out for general corporate use by Eastern Electricity plc. As of July 28, 1998, UK Finance 1 had entered into various interest rate swaps as required by the Sterling Credit Agreements.
The Acquisition Facility requires half of the borrowings under these facilities to be swapped from floating to fixed and have a maturity of at least two years from July 28, 1998. The aggregate notional amount of the interest rate swaps entered into is pounds800,000,000 with an average maturity of six years and an average fixed rate of 7.83%. At June 30, 1998, borrowings totaled pounds1,656,000,000 ($2,761,145,000) under the Acquisition Facility and pounds75,000,000 ($125,077,000) under the Interim Facility.

     In addition, certain non-US subsidiaries have revolving credit agreements aggregating approximately $87,000,000, of which $77,000,000 was outstanding at June 30, 1998. These revolving credit agreements expire at various dates through 2000.

5.     CAPITALIZATION

TUC
     Common Stock -- During the six months ended June 30, 1998, common stock equity increased by $1,327,000,000 resulting from the issuance of 34,180,628 shares in connection with the acquisition of TEG, by $4,130,000 due to an allocation of TUC common stock held by the Trustee of the TUC Employees' Thrift Plan to the accounts of participants, by $431,000 recorded for the amortization of costs of Long-Term Incentive Plans, by $3,005,000 resulting from the conversion of the portion of ENSERCH's Convertible Debentures which were converted into 77,963 shares of TUC common stock and by $160,000 for other direct purchases and exercise of stock options.

     Preferred Stock -- In January 1998, ENSERCH redeemed $100,000,000 of Series E adjustable rate preferred stock at par. At June 30, 1998, ENSERCH had outstanding its Series F adjustable rate preferred stock, which had an aggregate liquidation amount of $75,000,000.

     Long-Term Debt -- In January 1998, TUC issued $200,000,000 aggregate principal amount of 6.375% Series C Senior Notes due 2008. In addition, ENSERCH issued $125,000,000 of 6.25% Series A Notes due 2003 and $125,000,000 of Remarketed Reset Notes due 2008. On July 1, 1998, the interest rate on the Remarketed Reset Notes was reset to a fixed rate of 6.564% to July 1, 2005. On March 27, 1998, ENSERCH redeemed the outstanding balance of its Convertible Debentures. Holders of $3,005,000 principal amount of the Convertible Debentures elected to convert such debentures into shares of TUC common stock, and the remaining $87,745,000 principal amount was redeemed at par for cash. On July 6, 1998, ENSERCH redeemed at par $100,000,000 principal amount of its 8.875% Senior Notes due 2001.

     At May 31, 1998, TEG and its subsidiaries had long-term debt outstanding of pounds1,864,000,000, which was equivalent to $3,109,000,000 at June 30, 1998 exchange rates, and had maturities of $391,400,000 in 2000, $421,100,000 in 2001, $123,200,000 in 2002, $56,400,000 in 2003 and $2,116,900,000
thereafter.

     Equity-Linked Securities -- On July 22 and August 6, 1998, the Company issued a total of 14,000,000 equity-linked securities consisting of 12,700,000 units of income equity-linked securities with a stated amount per security of $50; 1,300,000 units of growth equity-linked securities with a stated amount per security of $50, and also issued $32,500,000 aggregate principal amount of separately offered and separately traded 6.37% Series D Senior Notes due August 16, 2003 (Series D Notes) and $32,500,000 aggregate principal amount of separately offered and separately traded 6.50% Series E Senior Notes due August 16, 2004 (Series E Notes).

     Each income equity-linked security initially consists of a unit comprised of a purchase contract (Purchase Contract) under which the holder will purchase from the Company by not later than August 16, 2001 (first settlement date) for $25 cash a number of shares of the Company's common stock equal to a specified rate (based on a formula using the market price of the Company's common stock) and will purchase from the Company by not later than August 16, 2002 (second settlement date) for $25 cash a number of shares of the Company's common stock equal to a specified rate (based on a formula using the market price of the Company's common stock); and a Series D Note having a principal amount of $25 until the first settlement date, and a Series E Note having a principal amount of $25 until the second settlement date. Initially, $317,500,000 aggregate principal amount of Series D Notes and $317,500,000 aggregate principal amount of Series E Notes were issued and will be held as a component of the equity-linked securities. The holder of an income equity-linked security will receive from the Company quarterly payments, in arrears, at 9.25% per annum of the stated amount of such security ($50) prior to the first settlement date and 9.25% per annum of the remaining stated amount ($25) from that date to the second settlement date, consisting of contract adjustment payments of 2.815% per annum of the stated amount and interest on the Series D Note and the Series E Note through the first settlement date and 2.75% per annum of the remaining stated amount and interest on the Series E Note thereafter.

     Each growth equity-linked security initially consists of a unit comprised of a Purchase Contract and beneficial ownership interest in a 1/40th undivided interest in a 3-year Treasury security having a principal amount at maturity equal to $1,000, until the first settlement date, and a 1/40th undivided interest in a 4-year Treasury security having a principal amount at maturity equal to $1,000, until the second settlement date. The holder of a growth equity-linked security will receive from the Company, quarterly in arrears, contract adjustment payments of 3.315% per annum of the stated amount of such security ($50) to the first settlement date and 3.25% per annum of the remaining stated amount ($25) from that date to the second settlement date.

     Under the terms of the Purchase Contracts, the Company will issue between 7,115,267 and 8,395,802 shares of common stock by the first settlement date and between 7,115,267 and 8,395,802 additional shares by the second settlement date.

     All of the proceeds from the sale of the growth equity-linked securities were used to purchase the underlying Treasury securities to be transferred to holders of the growth equity-linked securities pursuant to the terms thereof. All of the proceeds from the sale of the Series D and Series E Notes that are not components of income equity-linked securities and all of the proceeds from the sale of the income equity-linked securities were paid to the Company. The net proceeds to the Company of $679,000,000 (after deducting the underwriting commissions) from the sale of the Series D and Series E Notes and the income equity-linked securities, were used to repay short-term indebtedness incurred in connection with the acquisition of TEG.

The Company recorded the present value of the contract adjustment payments, totaling approximately $63 million, as a liability and a reduction of common stock equity. The liability will be reduced as the contract adjustment payments are made. The Company has the right to defer the contract adjustment payments, but any such election will subject the Company to restrictions on the payment of the dividends on and redemption of outstanding shares of its common stock.

     Subsidiary Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trusts Holding Solely Debentures of Subsidiary -- In July 1998, a statutory business trust, ENSERCH Capital I, was established as a financing subsidiary for ENSERCH for the purpose of issuing common and preferred trust securities, with a liquidation preference of $1,000 per unit, and holding Junior Subordinated Debentures issued by ENSERCH. ENSERCH Capital I issued $150,000,000 of floating rate capital securities. Distributions on capital securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR plus a margin of 1.35%. The debentures held by the trust are its only assets. The trust assets are $154,600,000 principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures). ENSERCH Capital I will use interest payments received on the Series A Debentures to make cash distributions on the capital securities it has issued. The interest rate on the Series A Debentures will be set quarterly, based on three-month LIBOR plus 1.35%. The initial rate for the period from July 2, 1998 to September 30, 1998 is 7.06875%. The proceeds were used by ENSERCH for general corporate purposes, including the acquisition or redemption of outstanding securities of ENSERCH. The Series A debentures will mature on July 1, 2028 and ENSERCH has the right to redeem the debentures in whole or in part on or after July 1, 2003.

TU Electric

     Common Stock -- During the six months ended June 30, 1998, TU Electric purchased and retired a total of 9,549,200 shares of its issued and outstanding common stock at a total cost of $286,476,000.

     Preferred Stock -- During the six months ended June 30, 1998, TU Electric redeemed 146,501 shares of its $8.20 Series preferred stock at a total cost of $14,139,000. At June 30, 1998, TU Electric had 17,000,000 shares of preferred stock authorized by its Articles of Incorporation of which 1,169,062 shares were issued and outstanding.

     TU Electric Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trusts Holding Solely Debentures of TU Electric -- At June 30, 1998 and December 31, 1997, the statutory business trust subsidiaries of TU Electric had preferred trust securities outstanding, as follows:

                                                           Preferred Securities                        Trust Assets
                                             ---------------------------------------------------   -----------------------
                                                Units Outstanding                Amount                   Amount
                                             ---------------------------------------------------   -----------------------
                                              June 30,    December 31,    June 30,  December 31,    June 30,  December 31,
                                                1998           1997          1998        1997          1998         1997
                                             ------------------------    ----------------------     ---------------------
                                                                                    Thousands of Dollars
TU Electric Capital I (8.25% Series)          5,871,044     5,871,044     $140,941     $140,851     $154,869     $154,869
TU Electric Capital II (9.00% Series)                --     1,991,253           --       47,374           --       51,419
TU Electric Capital III (8.00% Series)        8,000,000     8,000,000      193,596      193,510      206,186      206,186
TU Electric Capital IV (floating rate
      Capital Securities)(a)                    100,000       100,000       96,621       97,570      103,093      103,093
TU Electric Capital V (8.175% Capital
     Securities)                                400,000       400,000      391,967      395,841      412,372      412,372
                                             ----------    ----------     --------     --------     --------     --------
   Total TU Electric                         14,371,044    16,362,297     $823,125     $875,146     $876,520     $927,939
                                             ==========    ==========     ========     ========     ========     ========

(a) Floating rate is determined quarterly based on LIBOR. A related interest rate swap, expiring 2002, effectively fixes the rate at 7.183%.

          The sole trust assets of each trust are Junior Subordinated Debentures of TU Electric having a principal amount set forth under "Trust Assets" in the table above. Interest on each series of Junior Subordinated Debentures is payable at a rate equal to that of the corresponding preferred trust securities. The Junior Subordinated Debentures held by TU Electric Capital I mature on September 30, 2030. The Junior Subordinated Debentures held by TU Electric Capital III matures on December 31, 2035. The Junior Subordinated Debentures held by each of TU Electric Capital IV and TU Electric Capital V mature on January 30, 2037.

     Long-Term Debt -- In April 1998, TU Electric issued $350,000,000 aggregate principal amount of Floating Rate Debentures due April 24, 2000. Interest rates on the debentures will be set quarterly based on LIBOR for three month deposits plus .27%. The interest rate for the period from April 24, 1998 to July 24,1998 was 5.9575%. The interest rate for the period from July 24, 1998 to October 23, 1998 is 5.9575%. On May 1, 1998, the Brazos River Authority (Brazos Authority) issued $78,965,000 aggregate principal amount of 5.55% Pollution Control Revenue Refunding Bonds, Series 1998A, due May 1, 2033. Proceeds were used to refund the 9.25% Brazos Authority Series 1988A Bonds and a portion of the Brazos Authority Taxable Series 1991D Bonds. Pursuant to an Installment Payment and Bond Amortization Agreement with the Brazos Authority, TU Electric is obligated to make payments of the principal and interest on the bonds. Such payments on the new bonds are insured.

     In June 1998, TU Electric exercised its option to convert the $118,355,000 Brazos Authority Revenue Refunding Bonds Series 1995B and the $118,355,000 Brazos Authority Revenue Refunding Bonds Series 1995C from a daily mode to a multiannual mode. The Series 1995B Bonds bear interest from June 18, 1998 to the mandatory tender date of June 18, 1999 at a rate of 4.15% per annum. The Series 1995B Bonds will be remarketed prior to the mandatory tender date. The interest rate on the Series 1995C Bonds will be 5.55% per annum from June 18, 1998, to maturity at June 1, 2030. TU Electric's obligations under these bonds are now unsecured.

     On July 1, 1998, TU Electric retired $150,000,000 principal amount of 5.75% Series First Mortgage Bonds due on that date.

6.     DERIVATIVE INSTRUMENTS

TUC and TU Electric

     The Company enters into derivative instruments, including options, swaps, futures and other contractual commitments to manage market risks related to changes in interest rates, commodity price and foreign currency exposures.
The Company's participation in derivative transactions, except for the energy marketing activities, has been designated for hedging purposes, and derivative instruments are not held or issued for trading purposes.

     Interest Rate Risk Management -- At June 30, 1998, TU Australia's principal subsidiary, Eastern Energy Ltd (Eastern Energy), had interest rate swaps outstanding with an aggregate notional amount of $1,387,000,000. These swap agreements establish a mix of fixed and variable interest rates on the outstanding debt and have remaining terms up to 19 years. TEG's principal subsidiary, Eastern Electricity, had interest rate swaps outstanding with an aggregate notional amount of $166,800,000 that swap fixed interest rates for floating rates.

     As of July 28, 1998, UK Finance 1 had entered into various interest rate swaps as required by the Sterling Credit Agreement. The Sterling Credit Agreement requires half of the borrowings under these facilities to be swapped from floating to fixed and have a maturity of at least two years from July 28, 1998. The aggregate notional amount of the interest rate swaps entered into is pounds800,000,000 with an average maturity of six years and an average fixed rate of 7.83%

     At June 30, 1998, TU Electric had an interest rate swap agreement with respect to preferred securities of TU Electric Capital IV, with a notional principal amount of $100,000,000 expiring 2002 that effectively fixed the rate at 7.183% per annum.

     Foreign Currency Risk Management -- In connection with its acquisition of TEG, the Company purchased call options to fix the pound sterling to US dollar exchange rate on pounds2.9 billion, which is equivalent to the portion of the acquisition cost expected to be funded through US dollar borrowings.
Prior to June 30, 1998, all of such options either expired or were sold by the Company. The net cost of such options, after accounting for premiums received on resale and other adjustments, totaled approximately $39.7 million, which cost has been reflected as an item of other income (deductions)- net in the results of operation during 1998.

     Contracts For Differences and Electricity Forward Agreements -- Almost all electricity generated in England and Wales must be sold to the electricity trading market in England and Wales (the Pool), and electricity distributors must likewise generally buy electricity from the Pool for resale to their customers. The Pool is operated under a Pooling and Settlement Agreement to which all licensed generators and distributors of electricity in Great Britain are party. The Eastern Group enters into derivative contracts to assist in the management of its exposure to fluctuations in electricity pool prices.
The contracts bought and sold are contracts for differences (CfDs) and electricity forward agreements (EFAs) which fix the price of electricity for an agreed quantity and duration by reference to an agreed strike price. The impact of changes in the market value of these contracts, which serve as hedges, are deferred until the related transaction is completed.

     EFAs are similar in nature to CfDs, except that they tend to last for shorter time periods and are based on standard industry terms rather than being individually negotiated. Long-term CfDs are in place to hedge a portion of electricity purchases up to 2009. Up until 1998, the costs of such CfDs were passed through to customers as part of franchise tariffs. From 1998 forward, such CfDs represent an annual commitment of approximately five terawatt hours (TWh), falling on a linear basis to two TWh by 2005 and finally expiring in 2010. There are no similar long-term commitments under EFAs.

     Electricity Price Risk Management -- Eastern Energy and the other distribution companies in the state of Victoria, Australia purchase their power from a competitive power pool operated by a statutory, independent corporation. Eastern Energy purchases about 95% of its energy from this pool, the cost of which is based on spot market prices. Eastern Energy and other distribution companies were required to enter into wholesale market contracts to cover a substantial majority of their forecasted franchise load through the end of 2000. Eastern Energy also maintains a strategy of seeking hedging contracts with individual generators to cover forecasted contestable loads. These contracts fix the price of energy within a certain range for the purpose of hedging or protecting against fluctuations in the spot market price.
During the second quarter of 1998, the average spot price for electric energy from the Victorian pool approximated $16.04 per megawatt-hour (MWh) as
compared with the average fixed   price   of   Eastern   Energy's   electric
energy under its contracts of approximately $28 per MWh. At June 30, 1998, Eastern Energy's contracts related to its forecasted contestable and franchise load cover a notional volume of approximately 11.9 million MWh's for the period from July 1998 through 2001. Further hedge contracts may be required in that period to service forecast sales. Under these contracts, payments are made between Eastern Energy and the generators representing the difference between the wholesale electricity market price and the contract price. The net payable or receivable is recognized in earnings as adjustments to purchased power expense in the period the related transactions are completed.

     Energy Marketing Activities -- EES' energy portfolio is comprised of forward commitments, futures, swaps, options and other derivative instruments. The notional amounts and terms of the portfolio as of June 30,

1998 included financial instruments that provide for fixed price receipts of 2,265 trillion British thermal units equivalent (Tbtue) and fixed price payments of 2,314 Tbtue, with a maximum term of seven years. Additionally, sales and purchase commitments totaling 1,140 Tbtue, with terms extending up to five years, are included in the portfolio as of June 30, 1998.

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

7.     REGULATION AND RATES

TUC And TU Electric

     Docket 18490 - The Public Utility Commission of Texas (PUC) approved the stipulation filed on December 17, 1997, by TU Electric, together with the PUC General Counsel, the Office of Public Utility Counsel and various other parties interested in TU Electric's rates and services. The stipulation, modified to incorporate changes made by Commissioners, resulted in base rate credits beginning January 1, 1998, of 4% for residential customers, 2% for general service secondary customers and 1% for all other retail customers and additional base rate credits for residential customers of 1.4% beginning January 1, 1999. All other provisions of the stipulation were approved. They
(i) impose an 11.35% annual cap on TU Electric's rate of return on common equity during 1998 and 1999, with any sums earned above an earnings cap being applied as additional nuclear production depreciation, (ii) allow TU Electric to record depreciation applicable to transmission and distribution assets in 1998 and 1999 as additional depreciation of nuclear production assets, (iii) establish an updated cost of service study that includes interruptible customers as customer classes, (iv) result in the permanent dismissal of pending appeals of prior PUC orders, including Docket No. 11735, if all other parties that have filed appeals of those dockets also dismiss their appeals,
(v) result in the stay of any proceedings in the remand of Docket No. 9300 prior to January 1, 2000, and, (vi) flow all gains from off-system sales of electricity in excess of the amount included in base rates to customers through the fuel factor. Modifications that were also approved by the PUC include: (i) imputing $16 million of revenues from discounted rates in the calculation of the return cap, (ii) limiting the recovery of interest on any new debt issued prior to December 31, 1999 to the interest rate available to TU Electric at its bond rating as of January 1, 1998 in the calculation of the return cap, (iii) limiting the amount of annual capital additions to production plant to 1.5% of TU Electric's net plant in service on December 31, 1996 in the calculation of the return cap, and (iv) permitting TU Electric, at its discretion, to apply earnings as additional depreciation of nuclear production assets, after the determinations have been made under the return cap.

     For the three months and six months ended June 30, 1998, TU Electric recorded $39,232,000 as additional depreciation of nuclear production assets, a pro rata portion of expected 1998 earnings in excess of the stipulated return cap. In addition, for the six months there was $90,400,000 of depreciation expense reclassified from transmission and distribution to nuclear production assets. Including deferred income tax effects, the net effect was a $33,268,000 reduction in net income for the three months and a $37,138,000 reduction for the six months of 1998.

TUC

     Lone Star Gas Rates -- In August 1996, the Railroad Commission of Texas
(RRC) ordered a general inquiry into the rates and services of Lone Star Gas, most notably a review of historic gas cost and gas acquisition practices since the last rate setting. The inquiry docket was separated into different phases, all of which are now resolved. Two of the phases, conversion to the National Association of Regulatory Utility Commissioners account numbering system and unbundling, have been dismissed by the RRC, and one other phase, rate case expense, has been concluded. In the phase dealing with historic gas cost and gas acquisition practices, the RRC issued a final order on June 2, 1998 approving a stipulated settlement of the docket. Lone Star Gas agreed to credit residential and commercial customers $18 million to be spread over the next two heating seasons (November through March). The earnings of Lone Star Gas are not affected by the settlement due to previously established reserves. Lone Star Gas and the intervenors both agreed to withdraw their appeals of the city gate rate case. The final order approving the stipulation found that all gas costs flowed through Lone Star Gas' monthly gas cost adjustment clause prior to October 31, 1997 were just, reasonable, and necessary.

8.     COMMITMENTS AND CONTINGENCIES

TU Electric

     Nuclear Decommissioning and Disposal of Spent Fuel -- TU Electric has established a reserve, charged to depreciation expense and included in accumulated depreciation, for the decommissioning of the Comanche Peak nuclear generating station (Comanche Peak), whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in an external trust fund (included in other investments). At June 30, 1998, such reserve totaled $132,971,000 which includes accruals of $9,090,000 and $18,179,000 for the six and twelve months ended June 30, 1998, respectively. As of June 30, 1998, the market value of assets in the external trust fund for the decommissioning of Comanche Peak was $185,643,000. Any difference between the market value of the external trust fund and the decommissioning reserve that represents unrealized gains or losses of the trust fund is treated as a regulatory liability or a regulatory asset. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study completed during 1997 using the prompt dismantlement method and 1997 dollars, decommissioning costs for Comanche Peak Unit 1 and for Unit 2 and common facilities were estimated to be $271,000,000 and $404,000,000, respectively. Decommissioning activities are projected to begin in 2030 for Comanche Peak Unit 1 and in 2033 for Unit 2 and common facilities. TU Electric is recovering decommissioning costs based upon a 1992 site-specific study through rates placed in effect under its January 1993 rate increase request. Actual decommissioning costs are expected to differ from estimates due to possible changes in the assumed dates of decommissioning activities, regulatory requirements, technology and costs of labor, materials and equipment. In addition, the marketable fixed income debt and equity securities in which assets of the external trust are invested are subject to interest rate and equity price sensitivity.

TUC and TU  Electric

     Financial Guarantees -- TU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy. In connection with certain contracts, TU Electric has agreed, in effect, to guarantee the principal, $30,005,000 at June 30, 1998, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5.5% to 7%. TU Electric is required to make periodic payments equal to such principal and interest. Payments made by TU Electric are net of amounts assumed by a third party under such contracts. In addition, TU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TU Electric has assigned to a municipality all contract rights and obligations of TU Electric in connection with $69,395,000 remaining principal amount of bonds at June 30, 1998 issued for similar purposes, which had previously been guaranteed by TU Electric. TU Electric is, however, contingently liable in the unlikely event of default by the municipality. The Company and/or its subsidiaries are the guarantor on various other commitments and obligations of others aggregating approximately $33,300,000 at June 30, 1998.

     TEG has guaranteed up to $110 million of certain liabilities which may be incurred and payable by P&L Holdings and members of its controlled group with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the Powder River Coal Company Retirement Plan and the Peabody Coal UMWA Retirement Plan, subject to certain specified conditions.

     Lease Commitments -- As of June 30, 1998, TEG had various operating lease commitments, mostly related to coal-fired power stations, as well as capital leases. The combined future minimum rental commitments under these leases as of June 30, 1998 are $115,500,000 in 1999, $87,000,000 in 2000, $89,000,000 in
2001, $84,000,000 in 2002 and $76,000,000 in 2003.  Additional payments of approximately $10 per megawatt hour (indexed) linked to output levels from these stations are payable between the first five and seven years of their operation by TEG.

     Gas "Take or Pay" Contracts -- In order to help meet the expected needs of its wholesale and retail customers, Eastern Electricity has entered into a range of gas purchase contracts. Almost all include "take or pay" obligations, under which the buyer agrees to pay for a minimum quantity of gas in a year. As at June 30, 1998, the commitments under long-term gas purchase contracts amounted to an estimated pounds2,800,000,000 ($4,700,000,000) covering periods up to 2015.

     General -- In addition to the above, and as described in Part II. Item 1. Legal Proceedings, the Company and TU Electric are each involved in various legal and administrative proceedings which, in the opinion of the management of each, should not have a material effect upon its financial position, results of operation or cash flows.

INDEPENDENT ACCOUNTANTS' REPORT


Texas Utilities Company:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Company and subsidiaries (Company) as of June 30, 1998, and the related condensed statements of consolidated income and of comprehensive income for the three-month, six-month and twelve-month periods ended June 30, 1998 and 1997, and of consolidated cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP Dallas, Texas
August 13, 1998

INDEPENDENT ACCOUNTANTS' REPORT


Texas Utilities Electric Company:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Electric Company and subsidiaries (TU Electric) as of June 30, 1998, and the related condensed statements of consolidated income for the three-month, six-month and twelve-month periods ended June 30, 1998 and 1997, and of consolidated cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of TU Electric's management.

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

DELOITTE & TOUCHE  LLP  Dallas, Texas
August 13, 1998

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS
TUC and TU Electric

     This report and other presentations made by Texas Utilities Company (the Company or TUC) and its direct and indirect subsidiaries (System Companies) or Texas Utilities Electric Company and its subsidiaries (TU Electric) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company and TU Electric each believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation in TUC's and TU Electric's Annual Reports on Form 10-K for the year 1997 (1997 Form 10-K), among others, that could cause the actual results of the Company or TU Electric to differ materially from those projected in such forward&boxh;looking statement.

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

MERGERS AND ACQUISITIONS
TUC

     Certain comparisons in this Form 10-Q have been affected by the May 1998 acquisition of The Energy Group PLC (TEG), the August 1997 acquisition of ENSERCH Corporation (ENSERCH) and the November 1997 acquisition of Lufkin-Conroe Communications Co. (LCC) by the Company and/or its subsidiaries. The results of each acquired company are included only for the periods subsequent to acquisition.

     In March 1998, the Company offered to acquire all of the outstanding shares of The Energy Group PLC (TEG) through TU Acquisitions PLC (TU Acquisitions) (an indirect subsidiary of the Company). TEG, which has been re-registered as a private limited company incorporated in England and Wales, owns and operates a diversified international energy business. Substantially all of TEG's operations are conducted through its subsidiary Eastern Group plc (Eastern Group), one of the largest integrated electricity and gas groups in the UK. At March 31, 1998, TU Acquisitions had acquired approximately 22% of TEG's shares. The Company's offer for TEG was declared unconditional on May 19, 1998. As of that date, TU Acquisitions had received acceptances with respect to over 70% of TEG's issued share capital. Therefore, it was determined that, as of May 19, 1998 the Company had acquired TEG. Accordingly, the Company recorded its approximate 22% equity in the net income of TEG for the period March to May 19, 1998 and has accounted for TEG as a subsidiary since May 19, 1998.

     Prior to being acquired by the Company, TEG completed the sale of its United States (US) and Australian coal business and US energy marketing operations (Peabody Sale). The businesses acquired by TUC, which exclude those representing the Peabody Sale, are referred to as "TEG Businesses Acquired". The total purchase consideration for the TEG Businesses Acquired is expected to be approximately $7.4 billion including cash paid through June 30, 1998 of $5.4 billion, and non-cash consideration of $2.0 billion consisting of the value assigned to the TUC shares issued or subscribed of $1.4 billion and $.6 billion to be paid to acquire the remaining shares. At the date of the acquisition, TEG had assets of $8.7 billion, including cash of $3.3 billion, and liabilities of $7.3 billion, including debt of $3.5 billion. As of June 30, 1998, TU Acquisitions had acquired over 96% of the outstanding TEG shares and was in the process of acquiring the remaining shares pursuant to the compulsory acquisition procedure under UK law. As of June 30, 1998, the Company had issued 34,180,628 shares of TUC common stock to those holders of TEG shares who elected the share alternative offered. Additional shares have been and will be issued in connection with the acquisition of the remaining outstanding TEG shares. The process of determining the fair value of assets and liabilities of TEG has not been completed; however, the excess of the purchase consideration plus acquisition costs over a preliminary estimate of net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of $6 billion which is being amortized over 40 years. This amount is subject to revision as additional information about the fair value of TEG's assets acquired and liabilities assumed becomes available.

     On August 5, 1997, the merger transactions (Merger) between the former Texas Utilities Company, now known as TEI, and ENSERCH were completed. On November 21, 1997, the Company acquired Lufkin-Conroe Communications Co.
(LCC). The acquisitions of ENSERCH and LCC were each accounted for as a purchase business combination. The assets and liabilities of each acquired company at the acquisition date were adjusted to their estimated fair values. For each company acquired, the excess of the purchase price paid over the estimated fair value of the net assets acquired and liabilities assumed was recorded as goodwill and is being amortized over 40 years. The process of determining the fair value of assets and liabilities of ENSERCH and LCC as of their respective dates of acquisition is continuing, and the final results await primarily the resolution of income tax and other contingencies and finalization of certain preliminary estimates. The results of operations of the acquired businesses are reflected in the consolidated financial statements of the Company from their respective dates of acquisition.

     For financial reporting purposes, the Company is being treated as the successor to TEI. Unless otherwise specified, all references to the Company which relate to a period prior to August 5, 1997, shall be deemed to be references to TEI.

     On July 10, 1998, TU Australia allowed its offer to acquire Allgas Energy Limited, a publicly held gas distribution company based in Queensland, Australia, to expire. TU Australia, which had acquired 12.49% of the outstanding shares of Allgas sold its investment to another bidder in late July.

     The Company continues to seek potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and are likely to enhance the long-term return to its shareholders. The timing, amount and funding of any new business investment opportunities, other than those discussed above, are presently undetermined.

FINANCIAL CONDITION

Liquidity and Capital Resources

TUC and TU Electric

     For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation in TUC's and TU Electric's 1997 Form 10-K. Results for the three- and six-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of the Company or TU Electric have occurred subsequent to year-end other than as disclosed in other reports of TUC or TU Electric or included herein.

     External funds of a permanent or long-term nature are obtained through the issuance of common stock, preferred stock, preferred securities and long-term debt by the System Companies. The capitalization ratios of the Company at June 30, 1998 consisted of approximately 61.9% long-term debt, 3.4% preferred securities of trusts, 0.9% preferred stock and 33.8% common stock equity. The capitalization ratios of TU Electric at June 30, 1998 consisted of approximately 44.2% long-term debt, 6.3% preferred securities of trusts, 1.0% preferred stock and 48.5% common stock equity.

     During the six months ended June 30, 1998, common stock equity increased by $1.3 billion from the issuance of 34,180,628 shares as part of the acquisition of TEG, by $4.1 million due to an allocation of TUC common stock held by the Trustee of the TUC Employees' Thrift Plan to the accounts of participants, by $.4 million recorded for the amortization of costs of Long-Term Incentive Plans, by $3.0 million resulting from the conversion of the portion of ENSERCH's Convertible Debentures which were converted into 77,963 shares of TUC common stock and by $.2 million for other direct purchases and exercise of stock options. Additional shares will be issued in connection with the acquisition of TEG shares; however, the exact number cannot yet be determined.

     In April 1998, TU Electric issued $350 million aggregate principal amount of Floating Rate Debentures due April 24, 2000. Interest rates on the debentures will be set quarterly based on LIBOR for three month deposits plus
 .27%. The initial interest rate for the period from April 24, 1998 to July 24, 1998 was 5.9575%. The interest rate for the period from July 24, 1998 to October 23, 1998 is 5.9575%. On May 1, 1998, the Brazos River Authority (Brazos Authority) issued approximately $79 million aggregate principal amount of 5.55% Pollution Control Revenue Refunding Bonds, Series 1998A, due May 1, 2033. Proceeds were used to refund the 9.25% Brazos Authority Series 1988A Bonds and a portion of the Brazos Authority Taxable Series 1991D Bonds. TU Electric is obligated to make payments of principal and interest on the bonds. Such payments on the new bonds are insured.

     In June 1998, TU Electric exercised its option to convert the $118.4 million Brazos Authority Revenue Refunding Bonds Series 1995B and the $118.4 million Brazos Authority Revenue Refunding Bonds Series 1995C from a daily mode to a multiannual mode. The Series 1995B Bonds bear interest from June 18, 1998 to the mandatory tender date of June 18, 1999 at a rate of 4.15% per annum. The Series 1995B Bonds will be remarketed prior to the mandatory tender date. The interest rate on the Series 1995C Bonds will be 5.55% per annum from June 18, 1998, to maturity at June 1, 2030. TU Electric's obligations under these bonds are now unsecured.

     In January 1998, TUC issued $200 million aggregate principal amount of 6.375% Series C Senior Notes due 2008. In addition, ENSERCH issued $125 million of 6.25% Series A Notes due 2003 and $125 million of Remarketed Reset Notes due 2008. On July 1, 1998, the interest rate on the Remarketed Reset Notes was reset to a fixed rate of 6.564% to July 1, 2005. Net proceeds from these borrowings were used to refinance or redeem like amounts of higher rate debt and preferred stock.

     During the six month period ended June 30, 1998, the Company redeemed, reacquired or made scheduled principal payments for cash totaling $834.2 million (including $626.3 million by TU Electric) on long-term debt, preferred stock and preferred securities, as follows (in thousands of dollars):

TU Electric:
     $8.20 Series Preferred stock                            $ 14,139
     Capital II 9.00% Series Preferred Securities              47,374
     Long-term Debt:
          Brazos River Authority Pollution Control Bonds       78,965
          Other                                               485,859
                                                             --------
          Total TU Electric                                   626,337

ENSERCH:
     Series E Preferred Stock                                 100,000
     6.375% Convertible Debentures                             90,750

All Other Subsidiaries:
     Long-term debt                                            17,151
                                                             --------
          Total TUC                                          $834,238
                                                             ========


     On July 6, 1998, ENSERCH redeemed at par its $100 million principal amount of 8.875% Senior Notes due 2001. On July 1, 1998, the $150 million principal amount of TU Electric 5.75% Series first mortgage bonds was retired.

     Equity-Linked Securities - On July 22 and August 6, 1998, the Company issued a total of 14,000,000 equity-linked securities consisting of 12,700,000 units of income equity-linked securities with a stated amount per security of $50; 1,300,000 units of growth equity-linked securities with a stated amount per security of $50, and also issued $32.5 million aggregate principal amount of separately offered and separately traded 6.37% Series D Senior Notes due August 16, 2003 (Series D Notes) and $32.5 million aggregate principal amount of separately offered and separately traded 6.50% Series E Senior Notes due August 16, 2004 (Series E Notes).

     Each income equity-linked security initially consists of a unit comprised of a purchase contract (Purchase Contract) under which the holder will purchase from the Company by not later than August 16, 2001 (first settlement date) for $25 cash a number of shares of the Company's common stock equal to a specified rate (based on a formula using the market price of the Company's common stock) and will purchase from the Company by not later than August 16, 2002 (second settlement date) for $25 cash a number of shares of the Company's common stock equal to a specified rate (based on a formula using the market price of the Company's common stock); and a Series D Note having a principal amount of $25 until the first settlement date, and a Series E Note having a principal amount of $25 until the second settlement date. Initially, $317.5 million aggregate principal amount of Series D Notes and $317.5 million aggregate principal amount of Series E Notes were issued and will be held as a component of the equity-linked securities. The holder of an income equity-linked security will receive from the Company quarterly payments, in arrears, at 9.25% per annum of the stated amount of such security ($50) prior to the first settlement date and 9.25% per annum of the remaining stated amount ($25) from that date to the second settlement date, consisting of contract adjustment payments of 2.815% per annum of the stated amount and interest on the Series D Note and the Series E Note through the first settlement date and 2.75% per annum of the remaining stated amount and interest on the Series E Note thereafter.

     Each growth equity-linked security initially consists of a unit comprised of a Purchase Contract and beneficial ownership interest in a 1/40th undivided interest in a 3-year Treasury security having a principal amount at maturity equal to $1,000, until the first settlement date, and a 1/40th undivided interest in a 4-year Treasury security having a principal amount at maturity equal to $1,000, until the second settlement date. The holder of a growth equity-linked security will receive from the Company, quarterly in arrears, contract adjustment payments of 3.315% per annum of the stated amount of such security ($50) to the first settlement date and 3.25% per annum of the remaining stated amount ($25) from that date to the second settlement date.

     Under the terms of the Purchase Contracts, the Company will issue between 7,115,267 and 8,395,802 shares of common stock by the first settlement date and between 7,115,267 and 8,395,802 additional shares by the second settlement date.

     All of the proceeds from the sale of the growth equity-linked securities were used to purchase the underlying Treasury securities to be transferred to holders of the growth equity-linked securities pursuant to the terms thereof. All of the proceeds from the sale of the Series D and Series E Notes that are not components of income equity-linked securities and all of the proceeds from the sale of the income equity-linked securities were paid to the Company. The net proceeds to the Company of $679.0 million (after deducting the underwriting commissions) from the sale of the Series D and Series E Notes and the income equity-linked securities, were used to repay short-term indebtedness incurred in connection with the acquisition of TEG.

     The Company recorded the present value of the contract adjustment payments, totaling approximately $63 million, as a liability and a reduction of common stock equity. The liability will be reduced as the contract adjustment payments are made. The Company has the right to defer the contract adjustment payments, but any such election will subject the Company to restrictions on the payment of the dividends on and redemption of outstanding shares of its common stock.

     In July 1998, a statutory business trust, ENSERCH Capital I issued $150 million of floating rate capital securities. Distributions on these capital securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR plus a margin of 1.35%. The debentures held by the trust are its only assets. The trust assets are $154.6 million principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures). ENSERCH Capital I will use interest payments received on the Series A Debentures to make cash distributions on the capital securities it has issued. The interest rate on the Series A Debentures will be set quarterly, based on three-month LIBOR plus 1.35%. The initial rate for the period from July 2, 1998 to September 30, 1998 is 7.06875%. The proceeds were used by ENSERCH for general corporate purposes, including the acquisition or redemption of outstanding securities of ENSERCH. The Series A debentures will mature on July 1, 2028 and ENSERCH has the right to redeem the debentures in whole or in part on or after July 1, 2003.

     At June 30, 1998, TUC, TU Electric and ENSERCH had joint lines of credit under revolving credit facility agreements (Credit Agreements) with a group of banking institutions. The Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $3.6 billion outstanding at any one time at variable interest rates and terminates March 1, 1999.
Under this facility, $2.8 billion is restricted to use in financing the purchase of TEG shares and paying acquisition related expenses. The remaining $800 million can be used for working capital and other general corporate purposes, including commercial paper backup. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates March 2, 2003. Borrowings under this facility can be used for working capital and other general corporate purposes, including commercial paper backup. Excluding the $2.8 billion which is restricted to use in financing the acquisition of TEG shares, the combined borrowings of TUC, TU Electric and ENSERCH under both facilities are limited
to an aggregate of $2.2 billion outstanding at any one time.   ENSERCH's
borrowings under both facilities are limited to an aggregate of $650 million outstanding at any one time. TU Electric's borrowings under both facilities are limited to an aggregate of $1.25 billion outstanding at any one time. At June 30, 1998, commercial paper borrowings supported by both facilities totaled $4.1 billion including $2.8 billion related to the acquisition of TEG shares and $530 million classified as long-term debt.

     At June 30, 1998, TU Finance (No. 1) Limited (TU Finance 1), TU Finance (No. 2) Limited, and TU Acquisitions plc (TU Acquisitions) had a sterling-denominated joint line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit Agreement). The Sterling Credit Agreement provides for borrowings of up to pounds3.6 billion and has three facilities. The Acquisition Facility provides for borrowings aggregating pounds1.8 billion outstanding at any one time and terminates
March 2, 2003; however, no new incremental draws can be made after January 2, 1999. The Interim Facility provides for short-term borrowings aggregating pounds1.2 billion at any one time and terminates January 2, 1999. Borrowings under these facilities provide financing to purchase TEG shares and pay acquisition related expenses. The Revolving Credit Facility provides for short-term borrowings aggregating pounds700 million outstanding at any one time and terminates March 2, 2003. Under this facility, up to pounds450 million can be used by TU Finance 1 and, subject to satisfaction of certain conditions, TEG and its subsidiaries (excluding Eastern Electricity plc) for general corporate purposes and for interest payments on the facilities until six months after the date of acquisition of TEG. The remaining pounds250 million has been carved out for general corporate use by Eastern Electricity plc. At June 30, 1998, borrowings totaled pounds1.7 billion ($2.8 billion) under the Acquisition Facility and pounds75 million ($125 million) under the Interim Facility.

     In addition, certain non-US subsidiaries have revolving credit agreements aggregating approximately $87 million, of which $77 million was outstanding at June 30, 1998. These revolving credit agreements expire at various dates through 2000.

     The Company and TU Electric may issue additional debt and equity securities as needed, including the possible future sale: (i) by TU Electric of up to $498.9 million principal amount of debt securities, (ii) by TU Electric of up to $25 million of its Cumulative Preferred Stock, and (iii) by ENSERCH of up to $100 million aggregate principal amount of securities, all of which are currently registered with the Securities and Exchange Commission
(SEC) for offering pursuant to Rule 415 under the Securities Act of 1933. TU Company may offer, issue and sell, together or separately, up to $670 million of (i) debt securities, (ii) shares of its common stock, (iii) contracts to purchase shares of common stock and (iv) units pledged to secure the holder's obligation to purchase common stock under stock purchase contracts.

     Sales of Accounts Receivable -- TU Electric has facilities with financial institutions whereby it is entitled to sell and such financial institutions may purchase, on an ongoing basis, undivided interests in customer accounts receivables representing up to an aggregate of $500,000,000. ENSERCH has a facility for $100,000,000. Additional receivables are continually sold to replace those collected. At June 30, 1998, accounts receivable of TU Electric was reduced by $500,000,000 and at June 30, 1998, accounts receivable of ENSERCH companies were reduced by $100,000,000, to reflect the sales of such receivables to financial institutions under such agreements.

     Risk Management -- The Company's and TU Electric's operations involve managing market risks related to changes in interest rates and, for the Company, foreign exchange and commodity price exposures. Derivative instruments including swaps and forward contracts are used to reduce and manage a portion of those risks. With the exception of the marketing activities of an ENSERCH subsidiary, Enserch Energy Services, Inc. (EES), the Company's and TU Electric's participations in derivative transactions are designed for hedging purposes; and derivative instruments are not held or issued for trading purposes. Credit risk relates to the risk of loss that the Company and TU Electric would incur as a result of nonperformance by counterparties to their respective derivative instruments. The Company and TU Electric believe the risk of nonperformance by counterparties is minimal. For other information regarding derivative instruments, see Note 6 to Condensed Consolidated Financial Statements.

     As part of its energy marketing business activities, EES enters into a variety of transactions, including forward contracts involving physical delivery of natural gas or electrical power commodities, as well as swaps, futures, options and other derivative contractual arrangements. These activities involve price commitments into the future and, therefore, give rise
to market risk.   EES uses the mark-to-market method  of  valuing  and
accounting for these activities. The notional amounts and terms of the portfolio as of June 30, 1998 included financial instruments that provide for fixed price receipts of 2,265 trillion British thermal units equivalent (Tbtue) and fixed price payments of 2,314 Tbtue, with a maximum term of seven years. Additionally, sales and purchase commitments totaling 1,140 Tbtue, with terms extending up to five years, are included in the portfolio as of June 30, 1998.

     Eastern Group's electricity supply business generally involves entering into fixed price contracts to supply electricity to customers. Eastern Group obtains substantially all of the electricity to satisfy its obligations under such contracts through purchases from the wholesales trading market for electricity in England and Wales (the Pool). Within the Pool, the prices are set, for each half hour period and are only fixed one day ahead. In order to reduce their exposure to Pool prices, generators and distributors enter into financial, hedging contracts with each other. These contracts are in the form of Contracts for Differences (CfDs) and electricity forward agreements
(EFAs). CfDs and EFAs in effect fix the price which a distributor pays and a generator receives for electricity and are therefore used to reduce the price risk that would otherwise be associated with the sale and purchase of electricity through the Pool. Differences between the actual prices set by the Pool and the agreed prices give rise to different payments between the parties to the particular CfD within the franchise market. EFAs are similar in nature to CfDs, except they tend to last for shorter time periods and are based on standard industry terms rather than being individually negotiated.
In a competitive supply market, Eastern Group is exposed to two principal risks associated with such contracts: (i) purchasing price risk (Eastern Group's cost of purchased electricity relative to the price Eastern Group receives from the supply customer) and (ii) load shape risk (the risk associated with a shift in the customer's usage pattern, including absolute amounts demanded and timing of amounts demanded). Eastern Group seeks to hedge purchasing price risk through CfDs and EFAs.

      Eastern Group has long-term CfDs in place to hedge a proportion of electricity purchases up to 2009. Up until 1998 the costs of such CfDs were passed through to customers as part of franchise tariffs. From 1998 forward, such CfDs represent an annual commitment of approximately five terawatt hours
(TWh), falling on a linear basis to two TWh by 2005 and finally expiring in 2010. There are no similar long-term commitments under EFAs. Load shape risk is mitigated by paying detailed attention to forecasting demand.

     Eastern Group's ability to manage its purchasing price risk depends, in part, on the future availability of appropriately priced risk management mechanisms such as CfDs and EFA's. No assurance can be given that an adequate, transparent market for such products will continue to be available. No assurance can be given that this risk will be effectively mitigated.

Regulation, Rates and Competition
TUC and TU Electric

     Docket 18490 -- The Public Utility Commission of Texas (PUC) approved the stipulation filed on December 17, 1997, by TU Electric, together with the PUC General Counsel, the Office of Public Utility Counsel and various other parties interested in TU Electric's rates and services. The stipulation, modified to incorporate changes made by Commissioners, resulted in base rate credits beginning January 1, 1998, of 4% for residential customers, 2% for general service secondary customers and 1% for all other retail customers and additional base rate credits for residential customers of 1.4% beginning January 1, 1999. All other provisions of the stipulation were approved. They
(i) impose an 11.35% annual cap on TU Electric's rate of return on common equity during 1998 and 1999, with any sums earned above an earnings cap being applied as additional nuclear production depreciation, (ii) allow TU Electric to record depreciation applicable to transmission and distribution assets in 1998 and 1999 as additional depreciation of nuclear production assets, (iii) establish an updated cost of service study that includes interruptible customers as customer classes, (iv) result in the permanent dismissal of pending appeals of prior PUC orders, including Docket No. 11735, if all other parties that have filed appeals of those dockets also dismiss their appeals,
(v) result in the stay of any proceedings in the remand of Docket No. 9300 prior to January 1, 2000, and, (vi) flow all gains from off-system sales of electricity in excess of the amount included in base rates to customers through the fuel factor. Modifications that were also approved by the PUC include: (i) imputing $16 million of revenues from discounted rates in the calculation of the return cap, (ii) limiting the recovery of interest on any new debt issued prior to December 31, 1999 to the interest rate available to TU Electric at its bond rating as of January 1, 1998 in the calculation of the return cap, (iii) limiting the amount of annual capital additions to production plant to 1.5% of TU Electric's net plant in service on December 31, 1996 in the calculation of the return cap, and (iv) permitting TU Electric, at its discretion, to apply earnings as additional depreciation of nuclear production assets, after the determinations have been made under the return cap.

     For the three months and six months ended June 30, 1998, TU Electric recorded $39.2 million as additional depreciation of nuclear production assets, a pro rata portion of expected 1998 earnings in excess of the stipulated return cap. In addition, for the six months, there was $90.4 million of depreciation expense reclassified from transmission and distribution to nuclear production assets. Including deferred income tax effects, the net effect was a $33.3 million reduction in net income for the three months and a $37.1 million reduction for the six months of 1998.

TUC

     Lone Star Gas Rates -- In August 1996, the Railroad Commission of Texas
(RRC) ordered a general inquiry into the rates and services of Lone Star Gas, most notably a review of historic gas cost and gas acquisition practices since the last rate setting. The inquiry docket was separated into different phases, all of which are now resolved. Two of the phases, conversion to the National Association of Regulatory Utility Commissioners account numbering system and unbundling, have been dismissed by the RRC, and one other phase, rate case expense, has been concluded. In the phase dealing with historic gas cost and gas acquisition practices, the RRC issued a final order on June 2, 1998 approving a stipulated settlement of the docket. Lone Star
Gas agreed to credit residential and commerical customers $18 million to be spread over the next two heating seasons (November through March).
The earnings of Lone Star Gas are not affected by the Settlement due to previously established reserves. Lone Star Gas and the intervenors both agreed to withdraw their appeals of the city gate rate case. The final order approving the stipulation found that all gas costs flowed through Lone Star Gas' monthly gas cost adjustment clause prior to October 31, 1997 were just, reasonable, and necessary.

Capital Expenditures
TUC and TU Electric
     The re-evaluation of growth expectations, the effects of inflation, additional regulatory requirements and the availability of fuel, labor, materials and capital may result in changes to the estimated construction costs and dates of completion in TUC's and TU Electric's construction programs (see Item 2. Properties -- Capital Expenditures in the 1997 Form 10-K). Commitments in connection with the construction program are generally revocable subject to reimbursement to manufacturers for expenditures incurred or other cancellation penalties. (TEG's capital expenditures program is being re-evaluated in light of the acquisition.)

RESULTS OF OPERATION
TU Electric
     Net income for TU Electric for the three months and six months ended June 30, 1998 increased approximately 12% and 4.9% respectively, from the same periods of 1997 while net income for the twelve month period decreased 2.5% from the same period of 1997. Results for the 1998 twelve months were reduced by the recognition in August 1997 of an $81.1 million fuel disallowance (including interest) and a charge of $10.1 million from the sale of sulfur dioxide allowances previously recognized. After revenue-related and income taxes, these settlements reduced income by $55.4 million. Excluding these items, net income for the twelve months ended June 30, 1998 was $35.1 million (4.3%) above that for the comparable 1997 period. Results for the current twelve-month period were also reduced by the recognition of the $80.0 million rate settlement refund recorded in July 1997. In April 1998, the PUC, approved a permanent rate settlement agreement which was effective as of January 1, 1998, that will reduce TU Electric's revenues by an estimated $263 million over the next two years.

     TU Electric's residential customers received a 4 percent reduction of their base rate charges through 1998, with an additional 1.4 percent reduction planned for 1999. General service secondary customers received a 2 percent decrease, and all other retail customers received a 1 percent decrease. Under the agreement, TU Electric's rate of return on common equity during 1998 and 1999 is limited to 11.35% annually and any sums above the cap must be applied as additional nuclear production depreciation. The agreement also allows transfer of depreciation from transmission and distribution assets to nuclear production assets. There was $29.3 million after-tax reduction to net income for the three, six and twelve months ended June 30, 1998 due to $39 million of nuclear depreciation expense recorded as a result of expected 1998 earnings in excess of the stipulated return cap. Total accelerated nuclear production depreciation for the six months was approximately $130 million, including $91 million transferred from transmission and distribution depreciation and the $39 million from the return cap.

     For the three-, six- and twelve-month periods ended June 30, 1998, TU Electric's operating revenues increased significantly from the comparable period of 1997. The following table details the factors contributing to these changes:

<captions>
                                             Increase (Decrease)
                                   ---------------------------------------
                                   Three Months  Six Months  Twelve Months
                                    ----------  -----------   -----------
                                         Thousands of Dollars
Base rate revenue                    $114,099     $ 98,262     $179,179
Fuel revenue (including over/under
  - recovered)                         98,029       74,424      221,904
Fuel disallowance                          --           --      (68,556)
Transmission service revenue            3,277        4,523       61,834
Other revenue                          (1,246)       3,407      (17,831)
                                     --------     --------     --------
     Total                           $214,159     $180,616     $376,530
                                     ========     ========     ========
Percentage increase                      14.8%         6.4%         6.3%
Excluding fuel disallowance                --           --          7.5%

     The increases in energy sales and base rate revenues were primarily due to exceptionally high temperatures during the second quarter of 1998 and to growth, partially offset by the implementation in January 1998 of the rate settlement agreement, and, as to the twelve month period, the $80 million rate settlement refund recorded in July 1997.

     Fuel revenues increased in the 1998 periods as compared to 1997 due to higher energy sales and increased usage of fuel gas. The increase in transmission revenues for the twelve month period reflects implementation of the PUC's Open Access Transmission Rule effective January 1, 1997.

     Fuel and purchased power expense for the three-,six-, and twelve month periods ended June 30, 1998 increased 23%, 9%, and 12%, respectively, from the comparable 1997 periods as a result of higher energy sales and increased usage of fuel gas.

     Operation and maintenance expenses increased 8%, 2% and 4% for the three-, six-, and twelve month periods reflecting implementation of ERCOT tariffs in January 1997 and differences in the timing of maintenance projects.

     The effective income tax rate differs from the US statutory rate of 35% due to the impact of amortization of prior period flow through amounts, the impact of which increased in the 1998 periods due to the acceleration of depreciation on nuclear production assets in conjunction with the rate settlement.

     Interest on mortgage bonds decreased from 1997 to 1998 for all periods presented due to the retirement of mortgage bonds, while interest on other long-term debt increased due to the issuance of unsecured debt. For the three month period, other interest increased due primarily to higher levels of borrowings in 1998. Other interest for the twelve-month period, ending June 30, 1997 included an interest payment related to a settlement with the

Internal Revenue Service (IRS), while the 1998 period includes the interest on the fuel disallowance, as noted above. The increase in distributions on preferred securities of trusts reflects a full year effect in the 1998 twelve-month period of the issuance of TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts in January 1997, partially offset by a redemption of TU Electric Capital II preferred trust securities in January 1998.

     Preferred stock dividends decreased from 1997 to 1998 for all periods presented, reflecting redemption of a significant portion of the preferred stock.

TUC

     Earnings for the second quarter of 1998 were $83.0 million (33 cents per share, basic and diluted) compared to $160.7 million (72 cents per share,
basic and diluted) for the second quarter of 1997.   Earnings for the six
months ended June 30, 1998 were $210 million (84 cents per share, basic and diluted) compared with $276 million ($1.23 per share, basic and diluted) for
1997.   Earnings for the 1998 twelve-month period were $595 million ($2.45 per share basic, $2.44 per share diluted) compared with $700 million ($3.12 per share, basic and diluted) for the prior twelve-month period. Earnings per share comparisons for all periods were affected by the issuance of additional shares of common stock for the acquisitions of TEG, ENSERCH and LCC, partially offset by the repurchases of common stock in the third and fourth quarters of 1997.

     For all periods presented, the factors affecting the results of TU Electric, as discussed above, are also major factors affecting the results of TUC. TEG (including certain one-time acquisition transaction related costs which totaled $31.6 million after-tax), ENSERCH and LCC had the following impact on the Company's net income:

                            Periods Ended June 30, 1998
                     ------------------------------------------
                     Three Months    Six Months   Twelve Months
                      ----------     ---------     -----------
                              Thousands of Dollars

TEG                    $(74,148)     $(81,465)      $(81,465)
ENSERCH                 (23,328)       (7,126)       (21,368)
LCC                       4,527         9,270         11,090
                       --------      --------       --------
     Total             $(92,949)     $(79,321)      $(91,743)
                       ========      ========       ========

     Earnings for the three-, six- and twelve- month periods were reduced by transaction expenses related to the TEG acquisition that were expensed during 1998. In addition, earnings for the twelve months were affected by the previously discussed TU Electric fuel reconciliation disallowance and related items. Excluding these items, earnings per share for the three-, six- and twelve-month periods of 1998 were $.39, $.97 and $2.81 per share, respectively.

     For the three-, six- and twelve-month periods ended June 30, 1998, contributions to consolidated operating revenues were as follows (in millions of dollars):

<captions>

                          Periods Ended June 30, 1998       Periods Ended June 30, 1997
                          ----------------------------     -----------------------------
                           Three      Six       Twelve      Three       Six       Twelve
                           Months    Months     Months      Months     Months     Months
     TU Electric          $1,666     $2,998     $6,316      $1,451     $2,817     $5,940
     TU Australia            112        221        464         127        247        496
     TEG                     546        546        546          --         --         --
     ENSERCH                 873      1,893      3,170          --         --         --
     LCC and Other            39         78        104          10         18         42
                          ------     ------    -------      ------     ------     ------
     Consolidated         $3,236     $5,736    $10,600      $1,588     $3,082     $6,478
                          ======     ======    =======      ======     ======     ======

     Other income (deductions) -- net for the six- and twelve-month periods ended June 30, 1998, included income of $11 million representing TUC's equity in earnings of TEG prior to acquisition on May 19, 1998. The twelve months ended June 30, 1998 were also affected by losses from an interest in a telecommunications partnership.

     Year-to-year comparisons of interest expense and distributions on preferred securities and preferred stock of subsidiaries have been affected by the Company's capital restructuring and debt reduction programs, the debt and preferred stock assumed in connection with the acquisitions of TEG, ENSERCH and LCC and debt incurred to finance the TEG acquisition. Interest expense for the twelve-month period of 1998 included a charge of $12 million related to the fuel disallowance.

     The effective income tax rate differs from the US statutory rate of 35% due to the impact of amortization of prior period flow-through amounts, the impact of which increased in the 1998 periods due to the acceleration of depreciation on nuclear production assets in conjunction with the rate settlement. Differences in the tax rates applicable to results of non-US operations and the amortization of goodwill, which is not deductible for tax purposes, also impact the effective tax rate.

     On a pro forma basis, as if TEG, ENSERCH and LCC had been acquired at July 1, 1997, consolidated revenues would have been $16.1 billion and consolidated net income would have been $832.3 million for the twelve months ended June 30, 1998. The $55.4 million impact of TU Electric's fuel reconciliation disallowance and related items (as previously discussed) and TEG's after-tax income of $17 million from a non-recurring transaction in the first quarter of 1998 are reflected in these pro forma results. A substantial portion of TEG's and the Eastern Group's earnings occur during the first and fourth quarters of the year which include the periods of peak electricity usage in the UK. ENSERCH's earnings occur primarily in the first and fourth quarters. The second quarter is now expected to be the Company's lowest period of earnings. For the twelve month period ended June 30, 1998, excluding the impact of the TEG acquisition (loss of $81.5 million) and including results of ENSERCH and LCC for the full period (additional income of $8.5 million), TUC's consolidated net income would have been $684.5 million or $2.78 per share of common stock as compared with $832.3 million or $2.94 per share for the same period on a pro forma basis including TEG for the full twelve months.

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

CHANGE IN ACCOUNTING STANDARDS
     SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," will become effective in 1998 for reporting full year results of operations. This statement establishes standards for defining and reporting business segments. TUC is currently determining its reportable segments. The adoption of SFAS 131 will not affect consolidated financial position, results of operations or cash flows.

YEAR 2000 ISSUES

US Companies

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or produce erroneous data by or at the Year 2000. The Year 2000 issues affect virtually all companies and organizations.

     The Company began its Year 2000 initiative in 1996 by addressing mainframe-based application systems. In early 1997, an infrastructure project to address information technology (IT) related equipment and system software was begun. In late 1997, a corporate-wide project to address Year 2000 issues related to embedded systems such as process controls for energy production and delivery and client-developed applications was begun. Most of the ENSERCH mainframe applications, infrastructure, embedded systems and client-developed applications that will not be migrated to existing or planned Company systems have been incorporated into these projects. These projects extend beyond the Company's organization in an effort to also work with key vendors, service suppliers and others so that the Company can appropriately prepare for the Year 2000.

     The remediation and replacement work on the majority of IT application systems and infrastructure are targeted to be completed by the end of 1998. For the corporate-wide effort on embedded systems, a majority of the assessment work has been completed, and a number of tests on operational equipment have been performed. The testing of this equipment will continue throughout 1998. Although much of the work on the corporate-wide Year 2000 project is expected to be completed by the end of 1998, the project will extend into 1999.

     Based on additional assessment work performed during the first half of 1998, cost estimates have been updated. The current estimate for the Year 2000 effort is $28 to $31 million including $10 to 12 million for IT Corporate Applications, $3 to 4 million for IT Infrastructure and $15 million for Corporate-wide Embedded Systems. These costs are being expensed as incurred over the five-year period (1996-2000).

     LCC continues to work on its Year 2000 project. The costs to either modify or replace LCC application systems affected by Year 2000 issues are estimated to be $1.5 million. Assessment work on LCC embedded systems was completed in the second quarter of 1998. The cost of remediation work related to those systems is $571,000.

Non-US Companies

     Eastern Energy initiated a Year 2000 project in the third quarter of 1997. The estimated cost of that project including embedded systems is $2.1 million. The completion of the project is planned for January 1999.

     The Eastern Group established a program of projects in August 1996 to ensure that all systems within the Eastern Group are Year 2000 compliant.
Most of the projects are now in the correction and testing stages with many of the older information technology systems having already been replaced by systems which are Year 2000 compliant. As part of its compliance program, the Eastern Group is cooperating with other utility companies, trade associations and its suppliers and customers by sharing information and experience. The Eastern Group is also an active member of the UK Year 2000 interest group, which together with a wide range of other businesses, focuses on dealing with the issue of Year 2000 compliance.

LEGAL PROCEEDINGS

     On August 3, 1998, the Gracy Fund, L.P. filed suit in the United States District Court for the Northern District of Texas against EEX Corporation, formerly Enserch Exploration, Inc. (EEX), the Company, David W. Biegler, Gary
J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The plaintiff seeks to represent a class comprised of all purchasers of the common stock of ENSERCH or EEX between January 26, 1996 and August 4, 1997, including former shareholders of ENSERCH who received shares of EEX and the Company pursuant to the merger agreement between ENSERCH and the Company dated April 13, 1996, all EEX shareholders solicited pursuant to a proxy statement/prospectus issued by EEX dated October 2, 1996 and all ENSERCH shareholders solicited by a joint proxy statement/prospectus issued by ENSERCH and the Company dated September 23, 1996. The individual defendants are current or former officers and/or directors of the Company or EEX. The plaintiffs allege that the defendants participated in a fraudulent scheme and course of business by disseminating materially false and misleading statements regarding EEX's and ENSERCH's business which caused the plaintiffs and other members of the class to purchase EEX and ENSERCH stock at artificially inflated prices. In such connection, the plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 (Exchange Act). No amount of damages is specified. The Company is evaluating these claims and is unable at this time to predict the outcome of this proceeding, but it intends to vigorously defend this suit.

     Also, on August 3, 1998, Stan C. Thorne filed suit in the United States District Court for the Southern District of Texas against EEX, ENSERCH, DeGolyer & MacNaughton (D&M), David W. Biegler, Gary J. Junco, Fredrick S. Addy and B. K. Irani. The plaintiff seeks to represent a class comprised of all purchasers of the common stock of EEX during the period of August 3, 1995 through August 5, 1997. The individual defendants are current or former officers and/or directors of EEX and Mr. Biegler has been an officer and director of ENSERCH. D&M served as independent petroleum consultants to EEX. The plaintiff alleges that the defendants engaged in a course of conduct designed to mislead the plaintiff and the investing public in order to maintain the price of EEX common stock at artificially high levels through false and misleading representations concerning the gas reserves of EEX in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. The plaintiff also alleges that the defendants were negligent in making such misrepresentations and that they constituted common law fraud against the defendants. No amount of damages is specified in this action. The Company is also evaluating these claims and is unable at this time to predict the outcome of this proceeding, but it also intends to vigorously defend this suit.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

TUC
     On August 3, 1998, the Gracy Fund, L.P. filed suit in the United States District Court for the Northern District of Texas against EEX
Corporation, formerly Enserch Exploration, Inc. (EEX), the Company,
David W. Biegler, Gary J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The plaintiff seeks to represent a class comprised of all purchasers of the common stock of ENSERCH or EEX between January 26, 1996 and August 4, 1997, including former shareholders of ENSERCH who received shares of EEX and the Company pursuant to the merger agreement between ENSERCH and the Company dated April 13, 1996, all EEX shareholders solicited pursuant to a proxy statement/prospectus issued by EEX dated October 2, 1996 and all ENSERCH shareholders solicited by a joint proxy statement/prospectus issued by ENSERCH and the Company dated September 23, 1996. The individual defendants are current or former officers and/or directors of the Company or EEX. The plaintiffs allege that the defendants participated in a fraudulent scheme and course of business by disseminating materially false and misleading statements regarding EEX's and ENSERCH's business which caused the plaintiffs and other members of the class to purchase EEX and ENSERCH stock at artificially inflated prices. In such connection, the plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 (Exchange Act). No amount of damages is specified. The Company is evaluating these claims and is unable at this time to predict the outcome of this proceeding, but it intends to vigorously defend this suit.

     Also, on August 3, 1998, Stan C. Thorne filed suit in the United States District Court for the Southern District of Texas against EEX, ENSERCH, DeGolyer & MacNaughton (D&M), David W. Biegler, Gary J. Junco, Fredrick S. Addy and B. K. Irani. The plaintiff seeks to represent a class comprised of all purchasers of the common stock of EEX during the period of August 3, 1995 through August 5, 1997. The individual defendants are current or former officers and/or directors of EEX and Mr. Biegler has been an officer and director of ENSERCH. D&M served as independent petroleum consultants to EEX. The plaintiff alleges that the defendants engaged in a course of conduct designed to mislead the plaintiff and the investing public in order to maintain the price of EEX common stock at artificially high levels through false and misleading representations concerning the gas reserves of EEX in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. The plaintiff also alleges that the defendants were negligent in making such misrepresentations and that they constituted common law fraud against the defendants. No amount of damages is specified in this action. The Company is also evaluating these claims and is unable at this time to predict the outcome of this proceeding, but it also intends to vigorously defend this suit.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

TUC

     Texas Utilities Company held its Annual Meeting of Shareholders on May 8, 1998. The following items were presented to the shareholders with the following results:

<captions>
                                                     Votes
                                                  Withheld or
Election of Directors               Votes for       Against     Abstentions
J. S. Farrington                   204,725,846     1,318,479        None
Bayard H. Friedman                 204,576,874     1,467,451        None
William M. Griffin                 204,607,483     1,436,842        None
Kerney Laday                       204,665,387     1,378,938        None
Margaret N. Maxey                  204,570,365     1,473,960        None
James A. Middleton                 204,780,285     1,264,040        None
Erle Nye                           204,738,442     1,305,883        None
J. E. Oesterreicher                204,734,124     1,310,201        None
Charles R. Perry                   204,619,779     1,424,546        None
Herbert H. Richardson              204,665,511     1,378,814        None

Selection of Deloitte & Touche
  LLP as Independent Accountants   204,926,416       434,604     683,305



Item 5.  OTHER INFORMATION
TUC
     1999 Annual Meeting Shareholders' Proposals
     Rule 14a-4(c) of the Securities and Exchange Commission's proxy rules allows the Company to use discretionary voting authority to vote on a matter coming before an annual meeting of shareholders which is not included in the Company's proxy statement, if the Company does not have notice of the matter at least 45 days before the date on which the Company first mailed its proxy material for the prior year's annual meeting of shareholders. In addition, discretionary voting authority may generally also be used if the Company receives timely notice of such matter (as described in the preceding sentence) and if, in the proxy statement, the Company describes the nature of such matter and how the Company intends to exercise its discretion to vote on such matter. Accordingly, for the 1999 Annual Meeting of Shareholders any such notice must be received by the Secretary of the Company on or before February
2, 1999.

     This requirement is separate and apart from the Securities and Exchange
Commission's requirements that a shareholder must meet in order to have a shareholder proposal included in the Company's proxy statement and form of proxy. As described in the Company's proxy statement for its 1998 Annual
Meeting, specific proposals of common shareholders intended to be presented at the 1999 Annual Meeting of Shareholders must be received by the Secretary of the Company no later than November 19, 1998 in order to be eligible for inclusion in the Company's proxy materials relating to that meeting.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

TUC and TU Electric

     (a)     Exhibits filed as a part of Part II are:
             15   -Letters from Deloitte & Touche LLP as to
                     unaudited interim financial information
                   15(a)     Texas Utilities Company
                   15(b)     Texas Utilities Electric Company

             27   -Financial Data Schedules
                   27(a)     Texas Utilities Company
                   27(b)     Texas Utilities Electric Company


     (b)    Reports on Form 8-K filed since March 31, 1998:

            Date of Report        Item Reported
            ----------------      -------------
            TUC
            April 8, 1998         Item 5. Other Events

            April 9, 1998         Item 7. Financial Statements and Exhibits

            April 17, 1998        Item 5. Other Events

            May 19, 1998          Item 2. Acquisition or Disposition of Assets
                                  Item 7. Financial Statements and Exhibits

            Amendment No. 1
            to May 19, 1998
            8-K (filed June 25,   Item 2. Acquisition or Disposition of Assets
            1998)                 Item 7. Financial Statements and Exhibits

            Amendment No. 2
            to May 19, 1998
            8-K (filed July 17,   Item 2. Acquisition or Disposition of Assets
            1998)                 Item 7. Financial Statements and Exhibits

            August 6, 1998        Item 5. Other Events


                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                                  TEXAS UTILITIES COMPANY



                                     By               /s/ J. W. Pinkerton
                                                 -------------------------

                                                       J. W. Pinkerton
                                                  Controller and Principal
                                                     Accounting Officer


Date: August 13, 1998



------------------------------------------------------------------------------

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                              TEXAS UTILITIES ELECTRIC COMPANY



                                         By            /s/ J. W. Pinkerton
                                               ------------------------------


                                                        J. W. Pinkerton
                                                   Controller and Principal
                                                       Accounting Officer

Date: August 13, 1998


                                                      Appendix A


ENSERCH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)

INDEX TO FINANCIAL INFORMATION
June 30, 1998



                                                                          Page

Condensed Statements of Consolidated Income -
Three, Six and Twelve Months Ended June 30, 1998 and 1997                 A-2

Condensed Statements of Consolidated Cash Flows -
Six Months Ended June 30, 1998 and 1997                                   A-3

Condensed Consolidated Balance Sheets -
June 30, 1998 and December 31, 1997                                       A-4

Notes to Condensed Consolidated Financial Statements                      A-6

Independent Accountants' Report                                           A-10

Management's Discussion and Analysis of Financial Condition
and Results of Operation                                                  A-11








<captions>
                                                ENSERCH CORPORATION AND SUBSIDIARIES
                                             CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                                             (Unaudited)

                                                                                                                Predecessor
                                                                                                         ---------------------------
                                                                                       Twelve Months Ended June 30, 1998
                                                Predecessor              Predecessor   ---------------------------------
                                                -----------              -----------                 Period From
                                        Three Months Ended        Six Months Ended     Period From   July 1, 1997       Twelve
                                              June 30                  June 30         Acquisition      Through      Months Ended
                                      ---------------------  -----------------------    Date Thru     Acquisition      June 30,
                                         1998        1997        1998        1997     June 30, 1998       Date           1997
                                      ----------  ---------  -----------  ----------  ------------- -------------   ------------
                                                                Thousands of Dollars
OPERATING REVENUES . . . . . . . . .   $873,441    $348,649   $1,893,251  $1,144,186   $3,170,257      $135,492      $2,045,451
                                       --------    --------   ----------  ----------   ----------      --------      ----------

OPERATING EXPENSES
 Gas purchased for resale. . . . . .    766,983     246,625    1,610,631     868,790    2,673,071        86,471       1,494,359
 Operation and maintenance . . . . .     85,508      84,481      171,595     168,772      313,281        28,710         345,272
 Depreciation and amortization . . .     19,504      14,429       38,632      28,900       68,352         4,793          56,073
 Taxes other than income . . . . . .     16,465      19,364       39,177      42,646       62,513         3,712          73,110
                                       --------    --------   ----------  ----------   ----------      --------      ----------
   Total operating expenses. . . . .    888,460     364,899    1,860,035   1,109,108    3,117,217       123,686       1,968,814
                                       --------    --------   ----------  ----------   ----------      --------      ----------

OPERATING INCOME (LOSS)  . . . . . .    (15,019)    (16,250)      33,216      35,078       53,040        11,806          76,637

MERGER EXPENSES. . . . . . . . . . .                 (5,070)                  (5,825)                   (19,310)        (12,615)

OTHER INCOME (DEDUCTIONS) - NET. . .        934       1,224          866       1,347        1,747         1,452            (320)

INTEREST CHARGES . . . . . . . . . .    (18,287)    (19,022)     (37,038)    (37,956)     (68,793)       (6,581)        (77,715)
                                       --------    --------   ----------  ----------   ----------      --------      ----------

LOSS BEFORE INCOME TAXES . . . . . .    (32,372)    (39,118)      (2,956)     (7,356)     (14,006)      (12,633)        (14,013)

INCOME TAX EXPENSE (BENEFIT) . . . .     (9,996)    (17,542)       1,936      (4,356)         451          (256)         (4,084)
                                       --------    --------   ----------  ----------   ----------      --------      ----------

LOSS FROM CONTINUING
 OPERATIONS. . . . . . . . . . . . .    (22,376)    (21,576)      (4,892)     (3,000)     (14,457)      (12,377)         (9,929)

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS . . . . . . . . . . . .                 (8,511)                (228,012)                     3,321        (223,021)

EXTRAORDINARY LOSS ON
 EXTINGUISHMENT OF DEBT. . . . . . .                                                                                     (2,096)
                                       --------    --------   ----------  ----------   ----------      --------      ----------

NET LOSS . . . . . . . . . . . . . .    (22,376)    (30,087)      (4,892)   (231,012)     (14,457)       (9,056)       (235,046)

PREFERRED STOCK DIVIDENDS. . . . . .        952       2,893        2,234       5,755        6,911           970          11,518
                                       --------    --------   ----------  ----------   ----------      --------      ----------
NET LOSS AVAILABLE FOR
      COMMON STOCK . . . . . . . . .   $(23,328)   $(32,980)  $   (7,126) $ (236,767)  $  (21,368)     $(10,026)     $ (246,564)
                                       ========    ========   ==========  ==========   ==========      ========      ==========

See Notes to Condensed Consolidated Financial Statements.

<captions>
                                          ENSERCH CORPORATION AND SUBSIDIARIES
                                          CONDENSED STATEMENTS OF CONSOLIDATED
                                                 CASH FLOWS (Unaudited)

                                                                                      Predecessor
                                                                                      -----------
                                                                         Six Months Ended June 30
                                                                        -------------------------
                                                                           1998              1997
                                                                           ----              ----
                                                                           Thousands of Dollars
CASH FLOWS - OPERATING ACTIVITIES
 Loss from continuing operations . . . . . . . . . . . . . . . . . .   $  (4,892)       $  (3,000)
 Depreciation and amortization . . . . . . . . . . . . . . . . . . .      38,672           31,916
 Deferred income taxes . . . .                                            31,770           (7,595)
 Changes in operating assets and liabilities:
   Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .     240,005          166,235
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,568           19,826
   Accounts payable
    Parent and affiliates. . . . . . . . . . . . . . . . . . . . . .       5,108
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (162,763)        (154,274)
   Interest and taxes accrued. . . . . . . . . . . . . . . . . . . .     (35,312)         (15,440)
   Other working capital . . . . . . . . . . . . . . . . . . . . . .     (24,381)           1,491
   Energy marketing risk management assets and liabilities . . . . .     (25,393)
   Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . .      (7,609)           5,419
                                                                       ---------        ---------
     Cash provided by operating activities . . . . . . . . . . . . .      65,773           44,578
                                                                       ---------        ---------
CASH FLOWS - FINANCING ACTIVITIES
 Issuances of securities:
   Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .     250,000          100,000
   Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . .                        3,762
 Retirements of securities:
   Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .     (90,750)        (100,784)
   Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . .    (100,000)
 Change in notes payable:
   Commercial paper. . . . . . . . . . . . . . . . . . . . . . . . .                       65,500
   Banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,094)
   Parent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (50,524)
 Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . .      (3,455)         (12,773)
 Debt financing expenses . . . . . . . . . . . . . . . . . . . . . .      (1,060)
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           (7)
                                                                       ---------        ---------
     Cash provided by financing activities . . . . . . . . . . . . .         117           55,698
                                                                       ---------        ---------

CASH FLOWS - INVESTING ACTIVITIES
 Construction expenditures . . . . . . . . . . . . . . . . . . . . .     (67,296)         (50,625)
 Other investments . . . . . . . . . . . . . . . . . . . . . . . . .      (3,908)         (26,870)
                                                                       ---------        ---------
     Cash used in investing activities . . . . . . . . . . . . . . .     (71,204)         (77,495)
                                                                       ---------        ---------

CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS. . . . . . . . .       1,462          (30,867)
                                                                       ---------        ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . .      (3,852)          (8,086)

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE. . . . . . . . . . . .      11,770           17,715
                                                                       ---------        ---------

CASH AND CASH EQUIVALENTS - ENDING BALANCE . . . . . . . . . . . . .   $   7,918        $   9,629
                                                                       =========        =========

See Notes to Condensed Consolidated Financial Statements.

<captions>
                                          ENSERCH CORPORATION AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         ASSETS
                                                                                               June 30,
                                                                                                 1998            December 31,
                                                                                             (Unaudited)             1997
                                                                                             ----------          -----------
                                                                                                   Thousands of Dollars
PROPERTY, PLANT AND EQUIPMENT
 Gas distribution and pipeline . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,090,647           $1,068,708
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       56,002               46,400
                                                                                             ----------           ----------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,146,649            1,115,108
 Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       53,139               24,669
                                                                                             ----------           ----------
     Net of accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,093,510            1,090,439
 Construction work in progress . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      118,597               85,635
 Held for future use . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          121                  121
                                                                                             ----------           ----------
     Net property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .    1,212,228            1,176,195
                                                                                             ----------           ----------

INVESTMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       40,788               37,041
                                                                                             ----------           ----------
CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,918               11,770
 Accounts receivable (net of allowance for uncollectible accounts: 1998 - $6,402,000;
     1997 - $3,902,000). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      309,263              524,908
 Energy marketing risk management assets . . . . . . . . . . . . . . . . . . . . . . . . .      493,247              365,650
 Inventories - at average cost:
  Materials and supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,500                6,544
  Gas stored underground . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      104,720              114,244
 Prepayments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,010                1,527
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,663               22,663
 Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,761                7,678
                                                                                             ----------           ----------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      959,082            1,054,984
                                                                                             ----------           ----------

DEFERRED DEBITS
 Goodwill (net of accumulated amortization: 1998 - $18,107,000; 1997 - $8,113,000) . . . .      781,407              791,401
 Energy marketing risk management assets . . . . . . . . . . . . . . . . . . . . . . . . .       70,980               41,522
 Unamortized regulatory assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       50,298               52,336
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       41,362               72,631
 Other deferred debits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26,247               14,038
                                                                                             ----------           ----------
     Total deferred debits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      970,294              971,928
                                                                                             ----------           ----------

     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $3,182,392           $3,240,148
                                                                                             ==========           ==========

See Notes to Condensed Consolidated Financial Statements.

<captions>
                                           ENSERCH CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                              CAPITALIZATION AND LIABILITIES


                                                                                              June 30,
                                                                                                1998          December 31,
                                                                                            (Unaudited)           1997
                                                                                            -----------       -----------
                                                                                                 Thousands of Dollars
CAPITALIZATION
 Common Stock (par value - $.01 per share):
  Authorized shares - 100,000,000
  Outstanding shares - 201,000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $        2       $        2
 Paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        770,923          771,207
 Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (16,001)          (9,565)
                                                                                             ----------       ----------
   Total common stock equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        754,924          761,644
 Preferred stock not subject to mandatory redemption . . . . . . . . . . . . . . . . . .         75,000          175,000
 Advances from parent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        242,913          293,843
 Long-term debt, less amounts due currently. . . . . . . . . . . . . . . . . . . . . . .        802,952          646,796
                                                                                             ----------       ----------
   Total capitalization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,875,789        1,877,283
                                                                                             ----------       ----------

CURRENT LIABILITIES
 Notes payable - banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,973            6,067
 Accounts payable:
  Parent and affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,034            4,926
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        328,240          491,645
 Energy marketing risk management liabilities. . . . . . . . . . . . . . . . . . . . . .        471,754          357,044
 Taxes accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,222           19,010
 Interest accrued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,123           20,264
 Dividends declared. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            638            1,859
 Customers' deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,017            7,751
 Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         62,131           79,078
                                                                                             ----------       ----------
   Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        913,132          987,644
                                                                                             ----------       ----------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
 Accumulated deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,088           10,498
 Unamortized investment tax credits. . . . . . . . . . . . . . . . . . . . . . . . . . .          3,334            3,364
 Pensions and other postretirement benefits. . . . . . . . . . . . . . . . . . . . . . .        165,780          165,514
 Energy marketing risk management liabilities. . . . . . . . . . . . . . . . . . . . . .         48,276           31,324
 Other deferred credits and noncurrent liabilities . . . . . . . . . . . . . . . . . . .        165,993          164,521
                                                                                             ----------       ----------
   Total deferred credits and  other noncurrent liabilities. . . . . . . . . . . . . . .        393,471          375,221
                                                                                             ----------       ----------

COMMITMENTS AND CONTINGENCIES (Note 8)

                                                                                             ----------       ----------

   Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $3,182,392       $3,240,148
                                                                                             ==========       ==========

See Notes to Condensed Consolidated Financial Statements.

ENSERCH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.MERGERS AND DISPOSITIONS

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

     Energy Marketing Activities -- The Corporation, through its energy marketing subsidiary, Enserch Energy Services, Inc. (EES), enters into a variety of transactions, including forward contracts involving physical delivery of natural gas or electrical power commodities, as well as swaps, futures, options and other derivative contractual arrangements. As part of these business activities, EES offers price risk management services to the energy sector. These transactions are primarily conducted with retail end users, established energy companies and major financial institutions. EES uses the mark-to-market method of valuing and accounting for these activities. Under this method, the current market value of EES' energy portfolio, net of future servicing costs is reflected within the Corporation's consolidated balance sheets, with resulting unrealized gains and losses, as "Energy Marketing Risk Management Assets" or "Energy Marketing Risk Management Liabilities". The actual timing of cash receipts and payments may however vary as contracts may be settled at intervals other than their scheduled maturities. (See Note 6).

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

4.LINES OF CREDIT

     At June 30, 1998, TUC, Texas Utilities Electric Company (a subsidiary of
TUC) (TU Electric) and ENSERCH had joint lines of credit under revolving credit facility agreements (Credit Agreements) with a group of banking institutions. The Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $3,600,000,000 outstanding at any one time at variable interest rates and terminates March 1, 1999. Facility B provides for borrowings aggregating up to $1,400,000,000 outstanding at any one time at variable interest rates and terminates March 2, 2003. Excluding $2,800,000,000 which is restricted to TUC's use in financing the acquisition of a foreign-based entity, the combined borrowings of TUC, TU Electric and ENSERCH under both facilities are limited to an aggregate of $2,200,000,000 outstanding at any one time, which may be used for working capital and other general corporate purposes, including commercial paper backup. ENSERCH's borrowings under both facilities are limited to an aggregate of up to

$650,000,000 outstanding at any one time. At June 30, 1998, ENSERCH had no borrowings outstanding under these facilities.

5.CAPITALIZATION

     Long-Term Debt -- In January 1998, the Corporation issued $125,000,000 of 6.25% Series A Notes due January 1, 2003 (Series A Notes) and $125,000,000 of Remarketed Reset Notes due January 1, 2008 (Reset Notes). Net proceeds from these borrowings were used to refinance or redeem like amounts of higher rate debt and preferred stock. On July 1, 1998, the interest rate on the Reset Notes was reset to a fixed rate of 6.564% to July 1, 2005.

     In March 1998, ENSERCH redeemed the outstanding balance of its 6.375% Convertible Subordinated Debentures. Holders of $3,005,000 principal amount of the debentures elected to convert such debentures into 77,963 shares of TUC common stock, and the remaining $87,745,000 principal amount was redeemed at par for cash.

     On July 6, 1998, ENSERCH redeemed at par its $100,000,000 principal amount 8.875% Senior Notes.

     ENSERCH Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trust Holding Solely Debentures of ENSERCH -- In July 1998, a statutory business trust, ENSERCH Capital I, was established as a financing subsidiary of ENSERCH for the purpose of issuing common and preferred trust securities, with a liquidation preference of $1,000 per unit, and holding Junior Subordinated Debentures issued by ENSERCH. ENSERCH Capital I issued $150,000,000 of floating rate capital securities. Distributions on these capital securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR plus a margin of 1.35%. The debentures held by the trust are its only assets. The trust assets are $154,600,000 principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures). ENSERCH Capital I will use interest payments received on the Series A Debentures to make cash distributions on the capital securities it has issued. The interest rate on the Series A Debentures will be set quarterly, based on three-month LIBOR plus 1.35%. The initial rate for the period from July 2, 1998 to September 30, 1998 is 7.06875%. The proceeds were used by ENSERCH for general corporate purposes, including the acquisition or redemption of outstanding securities of ENSERCH. The Series A Debentures will mature on July 1, 2028 and ENSERCH has the right to redeem the debentures in whole or in part on or after July 1, 2003.

     Preferred Stock -- In January 1998, the Corporation redeemed all of the outstanding shares of its Adjustable Rate Preferred Stock, Series E, at par value of $1,000 per share, $100,000,000 principal amount, plus accrued and unpaid dividends of $14.777 per share.

     ENSERCH may issue additional debt and equity securities as needed, including the possible future sale of up to $100,000,000 aggregate principal amount of securities currently registered with the SEC for offering pursuant to Rule 415 under the Securities Act of 1933.

6.DERIVATIVE INSTRUMENTS

     Energy Marketing Activities -- EES' energy portfolio is comprised of forward commitments, futures, swaps, options and other derivative instruments. The notional amounts and terms of the portfolio as of June 30, 1998 included financial instruments that provide for fixed price receipts of 2,265 trillion British thermal units equivalent (Tbtue) and fixed price payments of 2,314 Tbtue, with a maximum term of seven years. Additionally, sales and purchase commitments totaling 1,140 Tbtue, with terms extending up to five years are included in the portfolio as of June 30, 1998.

     Notional amounts reflect the volume of transactions but do not represent the amounts exchanged by the parties to the financial instruments.Accordingly, the notional amounts represented above do not necessarily measure EES' exposure to market or credit risks. Additionally, the maximum term in years are not indicative of likely future cash flows as these positions may be offset in the markets at any time in response to EES' risk management needs.

7.REGULATION AND RATES

     Lone Star Gas Rates -- In August 1996, the Railroad Commission of Texas
(RRC) ordered a general inquiry into the rates and services of Lone Star Gas, most notably a review of historic gas cost and gas acquisition practices since the last rate setting. The inquiry docket was separated into different phases, all of which are now resolved. Two of the phases, conversion to the National Association of Regulatory Utility Commissioners account numbering system and unbundling, have been dismissed by the RRC, and one other phase, rate case expense, has been concluded. In the phase dealing with historic gas cost and gas acquisition practices, the RRC issued a final order on June 2, 1998 approving a stipulated settlement of the docket. Lone Star Gas agreed to credit residential and commercial customers $18 million to be spread over the next two heating seasons (November through March). The earnings of Lone Star Gas are not affected by the settlement due to previously established reserves. Lone Star Gas and the intervenors both agreed to withdraw their appeals of the city gate rate case. The final order approving the stipulation found that all gas costs flowed through Lone Star Gas' monthly gas cost adjustment clause prior to October 31, 1997 were just, reasonable, and necessary.

8.COMMITMENTS AND CONTINGENCIES

     Guarantees -- The Corporation and/or its subsidiaries are the guarantor on various commitments and obligations of others aggregating approximately $33,300,000 at June 30, 1998. The Corporation is exposed to loss in the event of nonperformance by other parties. However, the Corporation does not anticipate nonperformance by the counterparties.

INDEPENDENT ACCOUNTANTS' REPORT



ENSERCH Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of ENSERCH Corporation and subsidiaries (the Corporation) as of June 30, 1998, and the related condensed statements of consolidated income for the three-month and six-month periods ended June 30, 1998 and the period from the acquisition date (August 5, 1997) through June 30, 1998 (Successor Company Operations), the condensed statements of consolidated income for the three-month, six-month and twelve-month periods ended June 30, 1997 and the period from July 1, 1997 through the acquisition date (Predecessor Company Operations) and the consolidated cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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

Dallas, Texas
August 13, 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


FORWARD-LOOKING STATEMENTS

     This report and other presentations made by ENSERCH Corporation (ENSERCH or the Corporation) and its subsidiaries contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although ENSERCH believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the factors contained in the Forward-looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation in ENSERCH's 1997 Annual Report on Form 10-K for the year 1997 (1997 Form 10-K), among others, that could cause the actual results of ENSERCH to differ materially from those projected in such forward-looking statement.

     Any forward-looking statement speaks only as of the date on which such statement is made, and ENSERCH undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for ENSERCH to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

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

Liquidity and Capital Resources

     For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation in ENSERCH's 1997 Form 10-K. Results for the three- and six-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of the Corporation have occurred subsequent to year-end other than as disclosed in other reports of ENSERCH or included herein.

     Continuing operations provided cash of $66 million for operating activities in the first six months of 1998 compared with $45 million in the same period of 1997. Discontinued operations provided cash of $1.5 million in the 1998 six months and used cash of $31 million in the 1997 period.

     Investing activities required $71 million in the first six months of 1998 versus $77 million in 1997. Capital spending in the first six months of 1998 was $17 million higher than the first six months of the prior year. Other investing activities used cash of $3.9 million in 1998 and $27 million in 1997.

     The capitalization ratios of the Corporation as of June 30, 1998 consisted of approximately 55.8% long-term debt (including amounts due parent), 4.0% preferred stock and 40.2% common stock equity.

     In January 1998, ENSERCH issued $125 million of 6.25% Series A Notes due 2003 and $125 million of Remarketed Reset Notes due 2008. Net proceeds from these borrowings were used to refinance or redeem like amounts of higher rate debt and preferred stock. On July 1, 1998, the interest rate on the Reset Notes was reset to a fixed rate of 6.564% to July 1, 2005. In January, the $100 million principal amount of Series E Adjustable Rate Preferred Stock was redeemed at 100% of its liquidation price plus accrued and unpaid dividends. In March 1998, the Corporation redeemed the outstanding balance of its 6.375% Convertible Subordinated Debentures. Holders of the debentures elected to convert $3.0 million principal amount of such debentures into 77,963 shares of TUC common stock, and the remaining $87.7 million principal amount was redeemed at par for cash. On July 6, 1998, ENSERCH redeemed at par its $100 million principal amount of 8.875% Senior Notes due 2001.

      In July 1998, a statutory business trust, ENSERCH Capital I, was established as a financing subsidiary of ENSERCH for the purpose of issuing common and preferred trust securities with a liquidation preference of $1,000 per unit, and holding Junior Subordinated Debentures, issued by ENSERCH. ENSERCH Capital I issued $150 million of floating rate capital securities. Distributions on these capital securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR plus a margin of 1.35%. The debentures held by the trust are its only assets. The trust assets are $154.6 million principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures). ENSERCH Capital I will use interest payments received on the Series A Debentures to make cash distributions on the capital securities it has issued. The interest rate on the Series A Debentures will be set quarterly, based on three-month LIBOR plus 1.35%. The initial rate for the period from July 2, 1998 to September 30, 1998 is 7.06875%. The proceeds were used by ENSERCH for general corporate purposes, including the acquisition or redemption of outstanding securities of ENSERCH. The Series A Debentures will mature on July 1, 2028 and ENSERCH has the right to redeem the debentures in whole or in part on or after July 1, 2003.

     ENSERCH may issue additional debt and equity securities as needed, including the possible future sale of up to $100 million aggregate principal amount of securities currently registered with the Securities and Exchange Commission (SEC) for offering pursuant to Rule 415 under the Securities Act of 1933.

     At June 30, 1998, TUC, Texas Utilities Electric Company, subsidiary of TUC (TU Electric), and ENSERCH had joint lines of credit under revolving credit facility agreements (Credit Agreements) with a group of banking institutions. The Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $3.6 billion outstanding at any one time at variable interest rates and terminates March 1, 1999. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one
time at variable interest rates and terminates March 2, 2003.   Excluding $2.8
billion of Facility A which is restricted to use by TUC in financing the acquisition of The Energy Group PLC, the combined borrowings of TUC, TU Electric and ENSERCH under both facilities are limited to an aggregate of $2.2 billion outstanding at any one time which may used for working capital and other general corporate purposes, including commercial paper backup.
ENSERCH's borrowings under both facilities are limited to an aggregate of up to $650 million outstanding at any one time. At June 30, 1998, ENSERCH had no borrowings outstanding under these facilities.

Regulation and Rates

     Lone Star Gas Rates -- In August 1996, the Railroad Commission of Texas
(RRC) ordered a general inquiry into the rates and services of Lone Star Gas, most notably a review of historic gas cost and gas acquisition practices since the last rate setting. The inquiry docket was separated into different phases, all of which are now resolved. Two of the phases, conversion to the National Association of Regulatory Utility Commissioners account numbering system and unbundling, have been dismissed by the RRC, and one other phase, rate case expense, has been concluded. In the phase dealing with historic gas cost and gas acquisition practices, the RRC issued a final order on June 2, 1998 approving a stipulated settlement of the docket. Lone Star Gas agreed to credit residential and commercial customers $18 million to be spread over the next two heating seasons (November through March). The earnings of Lone Star Gas are not affected by the Settlement due to previously established reserves. Lone Star Gas and the intervenors both agreed to withdraw their appeals of the city gate rate case. The final order approving the stipulation found that all gas costs flowed through Lone Star Gas' monthly gas cost adjustment clause prior to October 31, 1997 were just, reasonable, and necessary.

RESULTS OF OPERATION

     For the three-, six- and twelve-month periods ended June 30, 1998, ENSERCH had losses from continuing operations of $22 million, $4.9 million and $27 million, respectively compared with losses of $22 million, $3.0 million and $9.9 million, respectively, for the Corporation and Predecessor, as applicable, for the same period of 1997. The amortization of goodwill arising from the acquisition by Texas Utilities was $5.0 million for the three months, $10.0 million the first six months and $18.1 million for the twelve months ended June 30, 1998. Income for the 1997 six and twelve month period was reduced by an $8.6 million pretax, $5.6 million after-tax, provision for a credit Lone Star Pipeline Company made voluntarily to its customers.

     Consolidated revenues for the three, six and twelve months ended June 30, 1998 increased 151%, 65% and 62% compared with the same periods for 1997. The higher revenues reflect a significant increase in energy marketing revenues in the second quarter. Gas purchased for resale increased 211%, 85% and 85% in the three-, six- and twelve-month 1998 periods, respectively, over the same periods of 1997, reflecting the increase in energy marketing activity.

     Operating income for the twelve months ended June 30, 1998 was $64.8 million compared to $76.6 million for the 1997 period.

     Consolidated operating income the for the six months was $33.2 million in 1998 compared with $35.1 million in 1997. There was an operating loss from natural gas gathering and processing operations of $1.9 million for the six months of 1998 compared with operating income of $6.4 million for the same period of 1997. Fluctuations in natural gas liquids (NGL) demand, price volatility for NGL products and natural-gas feedstock costs are the major factors that influence financial results in the NGL processing business. Lone Star Pipeline operating income increased $4.0 million in the 1998 six month period from the 1997 first six months, partially attributable to lower operating and maintenance expenses. The results in 1997 were after a voluntary refund of $8.6 million made to residential and commercial customers. For the first six months, Lone Star Gas operating income decreased $10.5 million in 1998 from 1997 primarily due to higher operating and
maintenance expenses.   Energy marketing activities reported an improvement in
operating results of some $16.2 million compared with the 1997 first six months, the result of improved gas margins. Power development and international gas operations, transferred to another TUC affiliate effective with the Merger, detracted $7.0 million from operating income in the first six months of 1997. Results for the first six months of 1998 were reduced $10.0 million by the amortization of goodwill recorded in connection with the Merger with TUC.

     In the second quarter of 1998, the Corporation had an operating loss of $15.0 million compared with a loss of $16.3 million in 1997. There was an operating loss from natural gas gathering and processing operations of $.7 million for the second quarter of 1998 compared with operating income of $2.4 million for the same period of 1997. Lone Star Pipeline operating income increased $.5 million in the 1998 second quarter from the 1997 second quarter, which was partially attributable to lower operating and maintenance expenses. For the second quarter, Lone Star Gas had an operating loss of $12.2 million in 1998 compared with a loss of $9.2 million in 1997 primarily
due  to  higher  operating  and maintenance expenses.   Energy marketing
activities reported an improvement in operating results of some $6.1 million compared with the 1997 second quarter, the result of improved gas margins. Amortization of goodwill reduced 1998 second quarter results by $5.0 million.

     The loss from discontinued operations of $228.0 million for the six months ended June 30, 1997, included the effect of a $236 million after-tax write-down of the carrying value of EEX's oil and gas properties due to the US cost center ceiling limitation at March 31, 1997, and a $9.7 million ($14.9 million pre-tax) provision for estimated costs and expenses to wind-up engineering and construction operations.

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

CHANGES IN ACCOUNTING STANDARDS

     SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," will become effective in 1998. This statement establishes standards for defining and reporting business segments. The Corporation is currently determining its reportable segments. The adoption of SFAS 131 will not affect the Corporation's consolidated financial position, results of operations or cash flows.

YEAR 2000

     Year 2000 issues of ENSERCH are being addressed with those of its parent company, TUC. The following disclosure regarding Year 2000 issues of TUC's US companies is included in TUC's Form 10-Q for June 30, 1998:

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or produce erroneous data by or at the Year 2000. The Year 2000 issues affect virtually all companies and organizations.

The Company began its Year 2000 initiative in 1996 by addressing mainframe-based application systems. In early 1997, an infrastructure project to address information technology (IT) related equipment and system software was begun. In late 1997, a corporate-wide project to address Year 2000 issues related to embedded systems such as process controls for energy production and delivery and client-developed applications was begun. Most of the ENSERCH mainframe applications, infrastructure, embedded systems and client-developed applications that will not be migrated to existing or planned Company systems have been incorporated into these projects. These projects extend beyond the Company's organization in an effort to also work with key vendors, service suppliers and others so that the Company can appropriately prepare for the Year 2000.

The remediation and replacement work on the majority of IT application systems and infrastructure are targeted to be completed by the end of 1998. For the corporate-wide effort on embedded systems, a majority of the assessment work has been completed and, a number of tests on operational equipment have been performed. The testing of this equipment will continue throughout 1998. Although much of the work on the corporate-wide Year 2000 project is expected to be completed by the end of 1998, the project will extend into 1999.

Based on additional assessment work performed during the first half of 1998, cost estimates have been updated. The current estimate for the Year 2000 effort is $28 to $31 million including $10 to 12 million for IT Corporate Applications, $3 to 4 million for IT Infrastructure and $15 million for Corporate-wide Embedded Systems. These costs are being expensed as incurred over the five-year period (1996-2000).

LEGAL PROCEEDINGS

     On August 3, 1998, Stan C. Thorne filed suit in the United States District Court for the Southern District of Texas against EEX Corporation, formerly Enserch Exploration, Inc. (EEX), ENSERCH,
DeGolyer & MacNaughton (D&M), David W. Biegler, Gary J. Junco, Fredrick S. Addy and B. K. Irani. The plaintiff seeks to represent a class comprised of all purchasers of the common stock of EEX during the period of August 3, 1995 through August 5, 1997. The individual defendants are current or former officers and/or directors of EEX and Mr. Biegler has been an officer and director of ENSERCH. D&M served as independent petroleum consultants to EEX. The plaintiff alleges that the defendants engaged in a course of conduct designed to mislead the plaintiff and the investing public in order to maintain the price of EEX common stock at artificially high levels through false and misleading representations concerning the gas reserves of EEX in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiff also alleges that the defendants were negligent in making such misrepresentations and that they constituted common law fraud against the defendants. No amount of damages is specified in this action. The Company is also evaluating these claims and is unable at this time to predict the outcome of this proceeding, but it also intends to vigorously defend this suit.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required hereunder for the Corporation is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 1997 Form 10-K and is therefore not presented herein.