Form 10-Q
period 1998-09-30
TEXAS UTILITIES CO /TX/; TEXAS UTILITIES ELECTRIC CO
filed 1998-11-16
CIK 1023291, 710182

==============================================================================
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                         ________________________


                                 FORM 10-Q

   ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                - OR -
   (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                         _________________________


                          Texas Utilities Company


    A Texas Corporation                     I.R.S. Employer Identification
Commission File Number 1-12833                       No. 75-2669310

          ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                (214) 812-4600

                                __________________

                      Texas Utilities Electric Company

    A Texas Corporation                     I.R.S. Employer Identification
Commission File Number 1-11668                       No. 75-1837355

            ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                (214) 812-4600

                              ___________________

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the last 90 days.

Yes    X        No
      --
Common Stock outstanding at November 6, 1998:
Texas Utilities Company: 282,332,634 shares, without par value.
Texas Utilities Electric Company: 123,832,600 shares, without par value.


This combined Form 10-Q is filed separately by Texas Utilities Company and Texas Utilities Electric Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf except that the information with respect to Texas Utilities Electric Company, other than the condensed consolidated financial statements of Texas Utilities Electric Company, is filed by each of Texas Utilities Company and Texas Utilities Elecric Company. Each registrant make no representation as to information filed by the other registrant.
==============================================================================

TABLE OF CONTENTS
-------------------------------------------------------------------------------

Part I. Financial information                                              Page

   Item 1.  Financial Statements

         Texas Utilities Company and Subsidiaries
           Condensed Statements of Consolidated Income -
           Three, Nine and Twelve Months Ended September 30, 1998 and 1997 .  3

           Condensed Statements of Consolidated Comprehensive Income -
           Three, Nine and Twelve Months Ended September 30, 1998 and 1997 .  4

           Condensed Statements of Consolidated Cash Flows -
           Nine Months Ended September 30, 1998 and 1997 . . . . . . . . . .  5

           Condensed Consolidated Balance Sheets -
           September 30, 1998 and December 31, 1997. . . . . . . . . . . . .  6

         Texas Utilities Electric Company and Subsidiaries
           Condensed Statements of Consolidated Income -
           Three, Nine and Twelve Months Ended September 30, 1998 and 1997 .  8

           Condensed Statements of Consolidated Cash Flows -
           Nine Months Ended September 30, 1998 and 1997 . . . . . . . . . .  9

           Condensed Consolidated Balance Sheets -
           September 30, 1998 and December 31, 1997. . . . . . . . . . . . . 10

         Notes to Condensed Consolidated Financial Statements. . . . . . . . 12

         Independent Accountants' Reports. . . . . . . . . . . . . . . . . . 25

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operation. . . . . . . . . . . . . . . . . . . . . 27

   Item 3. Quantitative and Qualitative Disclosures About Market Risk. . . . 43

Part II.   Other Information

   Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 45

   Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 46

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 48

APPENDIX A - Financial Information of ENSERCH Corporation and Subsidiaries

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

<captions>
                                  TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                                 CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                                 (Unaudited)


                                                          Three Months Ended         Nine Months Ended      Twelve Months Ended
                                                             September 30,             September 30,            September 30,
                                                          ------------------       ---------------------    -------------------
                                                           1998         1997        1998            1997    1998           1997
                                                           ----         ----        ----            ----    ----           ----
                                                                                     Thousands of Dollars

OPERATING REVENUES. . . . . . . . . . . . . . . . . . . $4,379,632   $2,265,302  $10,115,574  $5,347,591  $12,714,490  $6,813,209
                                                        ----------   ----------  -----------  ----------  -----------  ----------

OPERATING EXPENSES
  Fuel and purchased power. . . . . . . . . . . . . . .  1,157,219      670,460    2,470,541   1,661,855    3,021,375   2,161,032
  Gas and electricity purchased for resale. . . . . . .  1,135,203      210,075    2,852,957     210,075    3,705,641     210,075
  Operation and maintenance . . . . . . . . . . . . . .    750,701      387,426    1,796,713   1,058,579    2,277,401   1,414,421
  Depreciation and amortization . . . . . . . . . . . .    397,786      172,865      843,845     489,656    1,020,637     646,744
  Taxes other than income . . . . . . . . . . . . . . .    156,065      140,413      469,196     401,627      626,242     545,743
                                                        ----------   ----------  -----------  ----------  -----------  ----------
    Total operating expenses. . . . . . . . . . . . . .  3,596,974    1,581,239    8,433,252   3,821,792   10,651,296   4,978,015
                                                        ----------   ----------  -----------  ----------  -----------  ----------


OPERATING INCOME. . . . . . . . . . . . . . . . . . . .    782,658      684,063    1,682,322   1,525,799    2,063,194   1,835,194

OTHER INCOME (DEDUCTIONS) - NET . . . . . . . . . . . .     49,809      (11,158)      17,257     (36,126)       4,135     (49,405)
                                                        ----------    ---------   ----------  ----------   ----------  ----------

INCOME BEFORE INTEREST, OTHER CHARGES
  AND INCOME TAXES . . . . . . . . .  . . . . . . . . .    832,467      672,905    1,699,579   1,489,673    2,067,329   1,785,789
                                                        ----------    ---------   ----------  ----------   ----------  ----------

INTEREST INCOME . . . . . . . . . . . . . . . . . . . .     65,791        8,504      100,064      23,603      108,121      30,957
                                                        ----------    ---------   ----------  ----------   ----------  ----------

INTEREST EXPENSE AND OTHER CHARGES
  Interest. . . . . . . . . . . . . . . . . . . . . . .    399,304      201,104      903,256     564,795    1,101,398     752,686
  Allowance for borrowed funds used during
    construction. . . . . . . . . . . . . . . . . . . .     (2,386)      (1,785)      (7,210)     (6,723)      (9,377)     (8,719)
  Distributions on subsidiary obligated, mandatorily
    redeemable, preferred securities of subsidiary
    trusts holding solely debentures of
    subsidiaries. . . . . . . . . . . . . . . . . . . .     19,825       18,127       54,155      51,423       72,433      59,675
  Preferred stock dividends of subsidiaries . . . . . .      4,022        5,476       12,610      21,494       19,099      34,008
                                                         ----------    ---------   ----------  ----------   ----------  ----------
    Total interest and other charges. . . . . . . . . .    420,765      222,922      962,811     630,989    1,183,553     837,650
                                                         ----------    ---------   ----------  ----------   ----------  ----------

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . .    477,493      458,487      836,832     882,287      991,897     979,096

INCOME TAX EXPENSE. . . . . . . . . . . . . . . . . . .    183,904      168,877      333,591     317,132      393,357     347,348
                                                        ----------    ---------   ----------  ----------   ----------  ----------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . $  293,589    $ 289,610   $  503,241 $   565,155   $  598,540  $  631,748
                                                        ==========    =========   ========== ===========   ==========  ==========

Average shares of common stock outstanding
  (thousands) . . . . . . . . . . . . . . . . . . . . .    281,396      233,283      259,476     227,500      254,940     226,776

Per share of common stock:
  Basic earnings. . . . . . . . . . . . . . . . . . . .      $1.04       $ 1.24        $1.94      $ 2.48        $2.35       $2.79
  Diluted earnings. . . . . . . . . . . . . . . . . . .      $1.04       $ 1.24        $1.94      $ 2.48        $2.34       $2.79
  Dividends declared. . . . . . . . . . . . . . . . . .      $0.55       $0.525        $1.65      $1.575        $2.20       $2.10

See Notes to Condensed Consolidated Financial Statements.

                                       TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                               CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                                      (Unaudited)




                                                 Three Months Ended   Nine Months Ended     Twelve Months Ended
                                                    September 30,       September 30,          September 30,
                                                 ------------------   -------------------   -------------------
                                                 1998        1997      1998          1997   1998          1997
                                                 ----        ----      ----          ----   ----          ----
                                                                      Thousands of Dollars
NET INCOME. . . . . . . . . . . . . . . .       $293,589   $289,610   $503,241   $565,155   $598,540   $631,748
                                                --------   --------   --------   --------   --------   --------

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment           13,352    (25,195)    20,787    (60,418)   (46,597)   (57,561)
Income tax effect . . . . . . . . . . . .                       265    (28,313)       265       (265)       265
                                                --------   --------   --------   --------   --------   --------
    Total . . . . . . . . . . . . . . . .         13,352    (24,930)    (7,526)   (60,153)   (46,862)   (57,296)
                                                --------   --------   --------   --------   --------   --------

COMPREHENSIVE INCOME. . . . . . . . . . .       $306,941   $264,680   $495,715   $505,002   $551,678   $574,452
                                                ========   ========   ========   ========   ========   ========

See Notes to Condensed Consolidated Financial Statements.

                                          TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                                    CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                      (Unaudited)



                                                                                                          Nine Months Ended
                                                                                                             September 30,
                                                                                                          ------------------
                                                                                                           1998        1997
                                                                                                           ----        ----
                                                                                                         Thousands of Dollars
CASH FLOWS - OPERATING ACTIVITIES
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .  .  .  .  .     $503,241     $565,155
  Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization (including amounts charged to fuel) . . . . . . . .  .  .  .  .  .      958,538      620,415
    Deferred income taxes - net . . . . . . . . . . . . . . . . . . . . . . . . . . .  .  .  .  .  .      180,900       81,642
    Investment tax credits - net. . . . . . . . . . . . . . . . . . . . . . . . . . .  .  .  .  .  .      (17,140)     (17,095)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .  .  .  .  .       (4,663)      76,243
    Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .  .  .  .  .      226,955     (291,519)
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .  .  .  .  .      (62,818)      (4,724)
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .  .  .  .  .      (34,214)     122,105
      Interest and taxes accrued. . . . . . . . . . . . . . . . . . . . . . . . . . .  .  .  .  .  .       75,549       21,723
      Other working capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .  .  .  .  .      (28,712)      94,590
      Over/(under)-recovered fuel revenue - net of deferred taxes . . . . . . . . . .  .  .  .  .  .       (7,541)     (63,245)
      Energy marketing risk management assets and liabilities . . . . . . . . . . . .  .  .  .  .  .      (26,124)     (25,536)
      Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .  .  .  .  .     (389,095)      86,821
                                                                                                       ----------   ----------
        Cash provided by operating activities . . . . . . . . . . . . . . . . . . . .  .  .  .  .  .    1,374,876    1,266,575
                                                                                                       ----------  -----------
CASH FLOWS - FINANCING ACTIVITIES
  Issuances of securities:
    Acquisition and interim facilities. . . . . . . . . . . . . . . . . . . . . . . .  .  .  .  .  .    3,135,827
    Other long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .  .  .  .  .    1,689,022      508,604
    Subsidiary obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding
      solely debentures of subsidiaries. . . . . . . . . . . . . . . . . . . .  . . .  .  .  .  .  .      150,000      493,273
    Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .  .  .  .  .        8,369
  Retirements/repurchases of securities:
    Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .  .  .  .  .   (1,217,820)  (1,258,350)
    Preferred stock of subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . .  .  .  .  .  .     (114,139)    (553,093)
    Subsidiary obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding
      solely debentures of subsidiaries. . . . . . . . . . . . . . . . .  . .  . .  .  .  .  .  .  .     (47,374)
    Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .  .  .  .  .  .  .                  (97,333)
  Change in notes payable:
    Commercial paper. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .  .  .  .  . .    2,031,691      784,739
    Banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .  .  .  .  . .        3,696     (269,789)
  Common stock dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . .  .  .  .  .  . . .     (414,236)    (356,591)
  Debt premium, discount, financing and reacquisition expenses. . . . . . . . . .  .  .  .  .  . . .     (203,372)     (31,399)
                                                                                                       ----------  -----------
        Cash provided by (used in) financing activities . . . . . . . . . . . . . . . .  .  .  . . .    5,021,664     (779,939)
                                                                                                       ----------  -----------
CASH FLOWS - INVESTING ACTIVITIES
  Acquisition of The Energy Group (net of cash acquired of $3,261,887,000). . . . . . .  .  .  . . .   (2,466,157)
  Construction expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .  .  . . .     (751,302)    (376,914)
  Nuclear fuel (excluding allowance for equity funds used during construction)                            (20,887)     (39,637)
  Other investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .  .  . . .     (120,289)     (45,842)
                                                                                                       ----------  -----------
        Cash used in investing activities . . . . . . . . . . . . . . . . . . . . . . .  .  .  . . .   (3,358,635)    (462,393)
                                                                                                       ----------  -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . . . . . . . . . . . . . . . . .  .  .  . . . .      137,739        1,761
                                                                                                       ----------  -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . .  .  .  . . . .    3,175,644       26,004

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE . . . . . . . . . . . . . . . . . . . .  .  .  . . . .       44,435       15,845
                                                                                                       ----------  -----------

CASH AND CASH EQUIVALENTS - ENDING BALANCE. . . . . . . . . . . . . . . . . . . . . .  .  .  . . . .   $3,220,079  $    41,849
                                                                                                       ==========  ===========

See Notes to Condensed Consolidated Financial Statements.

                                TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 ASSETS


                                                                                               September 30,
                                                                                                   1998         December 31,
                                                                                                (Unaudited)        1997
                                                                                               ------------    ------------
                                                                                                    Thousands of Dollars
PROPERTY,  PLANT AND EQUIPMENT
  United States (US):
  Electric. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $23,002,673    $22,780,305
  Gas distribution and pipeline . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,117,313      1,068,708
  Telecommunications. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      161,915        145,125
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      576,701        528,374
                                                                                                 -----------    -----------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24,858,602     24,522,512
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,284,148      6,652,473
                                                                                                 -----------    -----------
    Net of accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17,574,454     17,870,039
  Construction work in progress . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      404,131        307,978
  Nuclear fuel (net of accumulated amortization: 1998 - $523,999,000;
    1997 - $456,490,000). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      196,478        242,018
  Held for future use . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24,086         24,087
  Less reserve for regulatory disallowances . . . . . . . . . . . . . . . . . . . . . . . . . .      836,005        836,005
                                                                                                 -----------    -----------
    Net US property, plant and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .   17,363,144     17,608,117

Non-US:
  United Kingdom - Electric, Gas and Other (net of accumulated depreciation of $64,554,000)        3,181,173
  Australia - Electric (net of accumulated depreciation: 1998 - $107,667,000;
  1997 - $63,189,000) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      892,596        962,913
                                                                                                 -----------    -----------
Net property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21,436,913     18,571,030
                                                                                                 -----------    -----------

INVESTMENTS
  Goodwill (net of accumulated amortization: 1998 - $108,177,000; 1997- $33,444,000)               6,817,297      1,423,420
  Other investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,238,811        851,320
                                                                                                 -----------    -----------
    Total investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9,056,108      2,274,740
                                                                                                 -----------    -----------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,220,079         44,435
  Accounts receivable (net of allowance for uncollectible accounts:
    1998 - $46,958,000; 1997- $11,322,000) . . . . . . . . . . .  . . . . . . . . . . . . . . .    1,240,898        981,067
  Inventories - at average cost:
    Materials and supplies. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      253,558        209,825
    Fuel stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      308,724         81,490
    Gas stored underground. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      146,368        156,637
  Energy marketing risk management assets . . . . . . . . . . . . . . . . . . . . . . . . . . .      590,241        365,650
  Prepayments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      154,050         59,809
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      128,540         76,307
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      205,080         19,628
                                                                                                 -----------    -----------
    Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,247,538      1,994,848
                                                                                                 -----------    -----------

DEFERRED DEBITS
  Unamortized regulatory assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,831,122      1,876,228
  Prepayments for non-US leases and pensions. . . . . . . . . . . . . . . . . . . . . . . . . .    1,098,784
  Other deferred debits. . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . .      449,591        157,283
                                                                                                 -----------    -----------
    Total deferred debits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . .    3,379,497      2,033,511
                                                                                                 -----------    -----------

          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $40,120,056    $24,874,129
                                                                                                 ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                                                                           TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                                                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                CAPITALIZATION AND LIABILITIES


                                                                                                 September 30,
                                                                                                      1998         December 31,
                                                                                                  (Unaudited)         1997
                                                                                                  -----------      -----------
                                                                                                        Thousands of Dollars
CAPITALIZATION
  Common stock without par value:
    Authorized shares -  500,000,000
    Outstanding shares - 1998 - 282,898,405 and 1997 - 245,237,559 . . . . . . . . . . . . . .   $6,949,593        $5,587,200
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,383,417         1,311,875
  Accumulated other comprehensive income-
    Cumulative currency translation adjustment . . . . . . . . . . . . . . . . . . . . . . . .     (63,539)           (56,013)
                                                                                               -----------         ----------
      Total common stock equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8,269,471          6,843,062
  Preferred stock of subsidiaries:
    Not subject to mandatory redemption. . . . . . . . . . . . . . . . . . . . . . . . . . . .     190,055            304,194
    Subject to mandatory redemption. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,611             20,600
  Subsidiary obligated, mandatorily redeemable, preferred securities of subsidiary trusts
    holding solely debentures of subsidiaries. . . . . . . . . . . . . . . . . . . . . . . . .     969,756            875,146
  Long-term debt, less amounts due currently . . . . . . . . . . . . . . . . . . . . . . . . .  15,300,307          8,759,379
                                                                                               -----------         ----------
      Total capitalization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24,750,200         16,802,381
                                                                                               -----------         ----------


CURRENT LIABILITIES
  Notes payable:
    Commercial paper . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,891,279            570,000
    Banks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     615,740             44,442
  Long-term debt due currently . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     901,933            772,071
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,396,186            879,593
  Energy marketing risk management liabilities . . . . . . . . . . . . . . . . . . . . . . . .     572,941            357,044
  Dividends declared . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     158,522            139,994
  Customers' deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      94,740             91,440
  Taxes accrued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     645,918            182,532
  Interest accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     289,500            193,125
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,867              7,919
  Over-recovered fuel revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         11,987
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     963,497            271,853
                                                                                               -----------         ----------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8,540,123          3,522,000
                                                                                               -----------         ----------


DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Accumulated deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,862,258          2,989,254
  Unamortized investment tax credits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     553,143            570,283
  Other deferred credits and noncurrent liabilities. . . . . . . . . . . . . . . . . . . . . .   2,414,332            990,211
                                                                                               -----------         ----------
      Total deferred credits and other noncurrent liabilities. . . . . . . . . . . . . . . . .   6,829,733          4,549,748
                                                                                               -----------         ----------


COMMITMENTS AND CONTINGENCIES (Note 8)


                                                                                               -----------         -----------
         Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $40,120,056         $24,874,129
                                                                                               ===========         ===========

See Notes to Condensed Consolidated Financial Statements.


                                          TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                                              CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                                          (Unaudited)



                                                              Three Months Ended     Nine Months Ended        Twelve Months Ended
                                                                 September 30,         September 30,             September 30,
                                                             ------------------      -----------------        --------------------
                                                               1998       1997        1998        1997         1998          1997
                                                               ----       ----        ----        ----         ----          ----
                                                                                    Thousands of Dollars
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . $2,123,197  $1,851,356  $5,120,813  $4,668,356   $6,587,874  $6,003,446
                                                           ----------  ----------  ----------  ----------   ----------  ----------

OPERATING EXPENSES
  Fuel and purchased power . . . . . . . . . . . . . . . .    674,578     637,943   1,662,280   1,540,005    2,184,984   1,995,390
  Operation and maintenance. . . . . . . . . . . . . . . .    301,383     289,096     917,543     892,983    1,250,944   1,211,608
  Depreciation and amortization. . . . . . . . . . . . . .    286,039     143,468     613,678     429,213      756,742     571,327
  Income taxes . . . . . . . . . . . . . . . . . . . . . .    230,554     178,991     429,003     355,132      493,552     393,020
  Taxes other than income. . . . . . . . . . . . . . . . .    132,282     124,948     385,459     372,375      520,390     509,202
                                                           ----------  ----------  ----------  ----------   ----------  ----------
     Total operating expenses. . . . . . . . . . . . . . .  1,624,836   1,374,446   4,007,963   3,589,708    5,206,612   4,680,547
                                                           ----------  ----------  ----------  ----------   ----------  ----------


OPERATING INCOME. . . . . . . . . . . . . . . . . . . . .    498,361      476,910   1,112,850   1,078,648    1,381,262   1,322,899
                                                           ----------  ----------  ----------  ----------   ----------  ----------

OTHER INCOME (DEDUCTIONS)
  Allowance for equity funds used during
    construction. . . . . . . . . . . . . . . . . . . . .      1,524        3,153       4,639       3,800        6,041       4,077
  Other income (deductions) - net . . . . . . . . . . . .     (5,813)      (2,127)     (4,220)     (6,828)      (5,865)     (9,278)
  Income tax benefit (expense). . . . . . . . . . . . . .      1,444       (2,464)        463      11,694       (1,096)     12,025
                                                            --------   ----------  ----------  ----------   ----------  ----------
     Total other income (deductions). . . . . . . . . . .     (2,845)      (1,438)        882       8,666         (920)      6,824
                                                            --------   ----------  ----------  ----------   ----------  ----------

INCOME BEFORE INTEREST AND
  OTHER CHARGES . . . . . . . . . . . . . . . . . . . . .    495,516      475,472   1,113,732   1,087,314    1,380,342   1,329,723
                                                           ---------   ----------  ----------  ----------   ----------  ----------

INTEREST INCOME . . . . . . . . . . . . . . . . . . . . .        258        1,662       1,395       6,088        2,081       7,678
                                                           ---------   ----------  ----------  ----------   ----------  ----------

INTEREST EXPENSE AND OTHER CHARGES
  Interest. . . . . . . . . . . . . . . . . . . . . . . .    115,890      138,598     363,243     400,240      490,269     535,378
  Distributions on TU Electric obligated, mandatorily
   redeemable, preferred securities of subsidiary trusts
   holding solely debentures of TU Electric . . . . . . .     17,115       18,127      51,445      51,423       69,723      59,675
  Allowance for borrowed funds used during
   construction . . . . . . . . . . . . . . . . . . . . .     (2,043)      (1,583)     (6,224)     (6,251)      (8,116)     (8,245)
                                                           ---------   ----------  ----------  ----------   ----------  ----------
     Total interest and other charges . . . . . . . . . .    130,962      155,142     408,464     445,412      551,876     586,808
                                                           ---------   ----------  ----------  ----------   ----------  ----------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . .    364,812      321,992     706,663     647,990      830,547     750,593

PREFERRED STOCK DIVIDENDS . . . . . . . . . . . . . . . .      3,087        3,598       9,441      23,160       13,131      35,674
                                                           ---------   ----------  ----------  ----------   ----------  ----------

NET INCOME AVAILABLE FOR
  COMMON STOCK . . . . . . . . . . . . . . . . . . . . .   $361,725    $  318,394  $  697,222  $  624,830   $  817,416  $  714,919
                                                           ========    ==========  ==========  ==========   ==========  ==========

See Notes to Condensed Consolidated Financial Statements.


                                                                        TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                                                                         CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                                                        (Unaudited)



                                                                                                             Nine Months Ended
                                                                                                               September 30,
                                                                                                            ------------------
                                                                                                             1998        1997
                                                                                                             ----        ----
                                                                                                           Thousands of Dollars
CASH FLOWS - OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $706,663   $ 647,990
  Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization (including amounts charged to fuel). . . . . . . . . . . . . . . . .       723,948     537,365
    Deferred income taxes - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        74,663     102,302
    Investment tax credits - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (15,917)    (15,916)
    Allowance for equity funds used during construction. . . . . . . . . . . . . . . . . . . . . . . .        (4,639)     (3,800)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    80,061
  Changes in operating assets and liabilities:
    Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (161,312)   (249,350)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (6,822)        189
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        32,824      77,639
    Interest and taxes accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       135,544      71,108
    Other working capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,351      45,933
    Over/(under) - recovered fuel revenue - net of deferred taxes. . . . . . . . . . . . . . . . . . .        (7,833)    (63,282)
    Other - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        48,038      66,144
                                                                                                          ----------   ---------
      Cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,545,508   1,296,383
                                                                                                          ----------   ---------
CASH FLOWS - FINANCING ACTIVITIES
  Issuances of securities:
    Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       428,965     498,640
    TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding
     solely debentures of TU Electric. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   493,273
  Retirements/repurchases of securities:
    Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (772,060)   (635,350)
    Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (14,139)   (553,093)
    TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding
     solely debentures of TU Electric. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (47,374)
    Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (429,714)   (136,416)
  Change in notes receivable/payable:
    Parent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (227,738)    (15,982)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (253,151)
  Preferred stock dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (9,746)    (32,495)
  Common stock dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (272,832)
  Debt premium, discount, financing and reacquisition expenses . . . . . . . . . . . . . . . . . . . .       (58,354)    (25,742)
                                                                                                          ----------   ---------
     Cash used in financing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,130,160)   (933,148)
                                                                                                          ----------   ---------
CASH FLOWS - INVESTING ACTIVITIES
  Construction expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (369,121)   (310,298)
  Allowance for equity funds used during construction (excluding amount for nuclear fuel). . . . . . .         3,557       1,973
  Nuclear fuel (excluding allowance for equity funds used during construction) . . . . . . . . . . . .       (20,887)    (39,637)
  Other investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (31,535)    (11,898)
                                                                                                          ----------   ---------
     Cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (417,986)   (359,860)

NET CHANGE IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,638)      3,375

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,829      13,005
                                                                                                          ----------  ----------
CASH AND CASH EQUIVALENTS - ENDING BALANCE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    9,191  $   16,380
                                                                                                          ==========  ==========

See Notes to Condensed Consolidated Financial Statements.

                                                                        TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                                                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                                   ASSETS


                                                                                              September 30,
                                                                                                  1998          December 31,
                                                                                              (Unaudited)           1997
                                                                                              ------------      ------------
                                                                                                    Thousands of Dollars
ELECTRIC PLANT
  In service:
    Production . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $15,369,906       $15,369,306
    Transmission . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,686,393         1,669,259
    Distribution . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,947,017         4,745,270
    General. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          441,266           436,059
                                                                                              -----------       -----------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,444,582        22,219,894
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,672,191         6,120,309
                                                                                              -----------       -----------
      Electric plant in service, less accumulated depreciation . . . . . . . . . . . . .       15,772,391        16,099,585
    Construction work in progress. . . . . . . . . . . . . . . . . . . . . . . . . . . .          254,998           190,579
    Nuclear fuel (net of accumulated amortization:  1998 - $523,999,000;
      1997 - $456,490,000) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          196,478           242,017
    Held for future use. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           23,966            23,966
                                                                                              -----------       -----------
      Electric plant, less accumulated depreciation and amortization . . . . . . . . . .       16,247,833        16,556,147
   Less reserve for regulatory disallowances . . . . . . . . . . . . . . . . . . . . . .          836,005           836,005
                                                                                              -----------       -----------
      Net electric plant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,411,828        15,720,142
                                                                                              -----------       -----------

INVESTMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          567,857           534,487


CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,191            11,829
  Notes receivable - affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           44,809
  Accounts receivable (net of allowance for uncollectible accounts: 1998 - $8,078,000;
    1997 - $6,049,000) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          519,014           357,702
  Inventories - at average cost:
    Materials and supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          186,175           181,157
    Fuel stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           83,293            81,489
  Prepayments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           47,108            31,338
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           58,670            49,359
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,370             1,818
                                                                                              -----------       -----------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          955,630           714,692


DEFERRED DEBITS
  Unamortized regulatory assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,772,506         1,796,516
  Under-recovered fuel revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              548
  Other deferred debits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           77,594            67,596
                                                                                              -----------       -----------
      Total deferred debits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,850,648         1,864,112
                                                                                              -----------       -----------
          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $18,785,963       $18,833,433
                                                                                              ===========       ===========

See Notes to Condensed Consolidated Financial Statements.

                                             TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      CAPITALIZATION AND LIABILITIES



                                                                                                     September 30,
                                                                                                        1998          December 31,
                                                                                                     (Unaudited)         1997
                                                                                                    -------------    -------------
                                                                                                        Thousands of Dollars
CAPITALIZATION
  Common stock without par value:
    Authorized shares - 180,000,000
    Outstanding shares - 1998 - 128,607,200 and 1997 - 142,931,000. . . . . . . . . . . . . .       $3,886,521        $4,316,235
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,679,432         1,982,210
                                                                                                    ----------        ----------
       Total common stock equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,565,953         6,298,445
 Preferred stock:
   Not subject to mandatory redemption. . . . . . . . . . . . . . . . . . . . . . . . . . . .          115,055           129,194
   Subject to mandatory redemption  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           20,611            20,600
 TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts
   holding solely debentures of TU Electric . . . . . . . . . . . . . . . . . . . . . . . . .          823,279           875,146
 Long-term debt, less amounts due currently . . . . . . . . . . . . . . . . . . . . . . . . .        5,533,067         5,475,447
                                                                                                    ----------        ----------
       Total capitalization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,057,965        12,798,832
                                                                                                    ----------        ----------

CURRENT LIABILITIES
  Notes payable - affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            182,929
  Long-term debt due currently. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          357,729           752,645
  Accounts payable:
    Affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          296,948           289,075
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          177,146           152,367
  Dividends declared. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,262             2,567
  Customers' deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           75,789            74,256
  Taxes accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          325,162           167,009
  Interest accrued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          117,928           140,538
  Over-recovered fuel revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                             11,987
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          174,509           134,369
                                                                                                    ----------        ----------
       Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,527,473         1,907,742
                                                                                                    ----------        ----------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Accumulated deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,263,332         3,216,951
  Unamortized investment tax credits . . . . . . . . . . . . . . . . . . . . . . . . . . . .           540,827           556,743
  Other deferred credits and noncurrent liabilities. . . . . . . . . . . . . . . . . . . . .           396,366           353,165
                                                                                                    ----------        ----------
       Total deferred credits and other noncurrent liabilities . . . . . . . . . . . . . . .         4,200,525         4,126,859
                                                                                                    ----------        ----------

COMMITMENTS AND CONTINGENCIES (Note 8)


          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $18,785,963       $18,833,433
                                                                                                   ===========       ===========

See Notes to Condensed Consolidated Financial Statements.

TEXAS UTILITIES COMPANY AND SUBSIDIARIES
TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS, MERGERS AND ACQUISITIONS

The Company

     Texas Utilities Company (TUC, or the Company) is a holding company that owns all of the outstanding common stock of Texas Energy Industries, Inc.
(TEI), ENSERCH Corporation (ENSERCH), TU United Kingdom Holdings, Inc. and TU Finance (No. 2) Holdings, Inc. (together with TU United Kingdom Holdings, Inc., TU Holdings). Through subsidiaries and divisions of TEI (parent of Texas Utilities Electric Company [TU Electric], Texas Utilities Australia Pty. Ltd. [TU Australia] and several other companies), ENSERCH and TU Holdings, the Company engages in the generation, transmission and distribution of electricity; the processing, transmission and distribution of natural gas; and energy marketing, telecommunications, power development and other businesses primarily in the United States (US), the United Kingdom (UK) and Australia. The Company is currently determining its reportable segments under Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information" which becomes effective for purposes of reporting the full year 1998 results of operations.

     In August 1998, the Company completed its acquisition of The Energy Group PLC (TEG). Substantially all of TEG's continuing operations were conducted through Eastern Group plc (Eastern Group). In October 1998, the Company completed a restructuring of its investment in TEG. After the restructuring, TU Acquisitions PLC (TU Acquisitions) (an indirect subsidiary of the Company) owns TEG, which has been re-registered as a private limited company incorporated in England and Wales and is now known as Energy Holdings (No. 3) Limited, and, through an intermediate holding company owns Eastern Group, one of the largest integrated electricity and gas groups in the UK. The Company's offer for TEG was declared unconditional on May 19, 1998, which was determined to be the date the Company acquired TEG. From March through the acquisition date, TU Acquisitions owned approximately 22% of TEG's shares. As of September 30, 1998, TU Acquisitions had acquired all of TEG's outstanding shares. The Company recorded its approximate 22% equity interest in the net income of TEG for the period March 1998 to May 19, 1998 and has accounted for TEG and Eastern Group as consolidated subsidiaries since May 19, 1998.

     Prior to being acquired by the Company, TEG completed the sale of its US and Australian coal business and US energy marketing operations (Peabody
Sale). The TEG businesses acquired by TUC, which exclude those representing the Peabody Sale, are referred to as "TEG Businesses Acquired". The total purchase consideration for the TEG Businesses Acquired was approximately $7.3 billion, including cash paid of $5.7 billion and non-cash consideration of $1.6 billion primarily consisting of the value assigned to the shares of TUC common stock issued. At the date of the acquisition, TEG had assets of $9.1 billion, including cash of $3.3 billion and liabilities of $7.0 billion, including debt of $3.6 billion. As of September 30, 1998, TUC had issued 37,258,740 shares of TUC common stock to those holders of TEG shares who elected to receive shares of TUC common stock in exchange for their TEG shares. The process of determining the fair value of assets acquired and liabilities assumed of TEG has not been completed; however, the excess of the purchase consideration plus acquisition costs over a preliminary estimate of net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of $5.2 billion, which is being amortized over 40 years. This amount is subject to revision as additional information about the fair value of TEG's assets acquired, liabilities assumed and contingencies existing at the acquisition date becomes better known.

     On August 5, 1997, the merger transactions (Merger) involving the former Texas Utilities Company, now known as TEI, and ENSERCH were completed. On November 21, 1997, the Company acquired Lufkin-Conroe Communications Co.
(LCC). The acquisitions of ENSERCH and LCC were accounted for as purchase business combinations. The assets and liabilities of each acquired company at the respective acquisition dates were adjusted to their estimated fair values. For each company acquired, the excess of the purchase price paid over the estimated fair value of the net assets acquired and liabilities assumed was recorded as goodwill and is being amortized over 40 years. The process of determining the fair value of assets acquired, liabilities assumed and contingencies existing at the acquisition date of ENSERCH was completed in the third quarter of 1998 and resulted in an increase in goodwill of approximately $60,000,000 over the preliminary allocation primarily due to refinement of estimates and settlement of preacquisition contingencies. The process of determining the fair value of assets acquired and liabilities assumed of LCC as of the date of acquisition is continuing, and the final results await primarily the resolution of contingencies and finalization of certain preliminary estimates. The results of operations of the acquired businesses are reflected in the consolidated financial statements of the Company from their respective dates of acquisition.

     The following summary of unaudited pro forma consolidated results of the Company's operations reflects the operations of the TEG Businesses Acquired, ENSERCH and LCC as though each acquisition had occurred at the beginning of the respective periods presented. Expenses of the acquisitions, the 22% equity in earnings of TEG recorded by TUC and the windfall profits tax imposed on TEG have been eliminated. Amounts are in thousands of dollars, except per share amounts.

                                         Nine Months Ended           Twelve Months
                                      ----------------------------       Ended
                                      September 30,   September 30,   September 30,
                                           1998           1997            1998
                                      ------------    ------------   --------------
     Revenues                          $12,702,628    $10,461,556     $17,035,444
     Operating income                    2,087,688      2,067,732       2,795,989
     Net income                            674,318        668,185         890,940
     Average shares outstanding            282,643        281,960         282,630
     Earnings per share of common stock
          Basic                              $2.39          $2.37           $3.15
          Diluted                            $2.38          $2.36           $3.14

     The above pro forma results are based on the most current estimate of the fair value of assets acquired, liabilities assumed and contingencies existing as of the acquisition dates of the TEG Businesses Acquired, ENSERCH and LCC. Such estimates have been adjusted in the third quarter of 1998 to reflect additional information that became known. These results are not necessarily indicative of what the actual results would have been had the acquisitions occurred at the beginning of these periods. Further, the pro forma results are not intended to be a projection of the future results of the combined companies. Comparison of the results of operations between the periods are impacted by TU Electric's rate settlement agreement which was effective as of January 1, 1998 (see Note 7), and the $55.4 million after-tax impact of TU Electric's fuel reconciliation disallowance recognized in August 1997. The impact of Eastern Group's after-tax income of $17 million ($.06 per share basic) from a non-recurring transaction in the first quarter of 1998 is reflected in these pro forma results. A substantial portion of Eastern Group's earnings is expected to occur during the first and fourth quarters of the year which include the periods of peak electricity usage in the UK. For the twelve-month period ending September 30, 1998, assuming that the TEG businesses had not been acquired, TUC's consolidated net income would have been $731 million or $2.98 per share of common stock.

     Throughout this document, references to Eastern Energy Ltd. (Eastern Energy) shall mean the Company's primary operations in Australia, and references to TEG or Eastern Group shall mean the Company's primary continuing operations in the UK.

     The following exchange rates (rounded) have been used to convert foreign currency denominated amounts into US dollars:
                                                          Income Statement
                                Balance Sheet           (average for periods
                            (at September 30, 1998)  ended September 30, 1998)
                            ----------------------   ------------------------
 UK pounds sterling (pounds)       $1.70                        $1.65
 Australian dollars (AUS$)         $ .59                        $ .59

2.SIGNIFICANT ACCOUNTING POLICIES

TUC and TU Electric

     Basis of Presentation -- The condensed consolidated financial statements of TUC and its subsidiaries (System Companies) and TU Electric and its subsidiaries have been prepared on the same basis as those in their respective 1997 Annual Report on Form 10-K (1997 Form 10-K) and, in the opinion of TUC or TU Electric, as the case may be, all adjustments (constituting only normal recurring accruals) necessary for a fair presentation of the results of operation and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to current classifications.

     Consolidation -- The consolidated financial statements include the accounts of the Company and all of its subsidiaries. The Company recorded its approximate 22% equity interest in the net income of TEG for the period March to May 19, 1998 and has accounted for TEG and Eastern Group as consolidated subsidiaries since May 19, 1998. Since the acquisitions of TEG, ENSERCH and LCC were purchase business combinations, no financial or other information for those companies is presented for periods prior to their dates of acquisition. The consolidated financial statements of TU Electric include all of its business trusts.

TUC

     Earnings Per Share -- Basic earnings per share applicable to common stock is based on the weighted average number of common shares outstanding during
the period reported.   Diluted earnings per share include the effect of
potential common shares that could be issued after the Merger date resulting from the assumed exercise of all outstanding stock options and the assumed conversion of the 6.375% Convertible Subordinated Debentures due 2002 (Convertible Debentures) of ENSERCH through March 1998 when the Convertible Debentures were redeemed for cash or converted into common stock. For the three-, nine-, and twelve-month periods ended September 30, 1998, 122,038 shares, 864,368 shares and 1,269,786 shares, respectively, were added to the average shares outstanding and $-0-, $898,000 and $1,859,000, respectively, of after-tax interest expense was added to earnings applicable to common stock for the purpose of calculating diluted earnings per share.

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

     UK Derivative Financial Instruments -- Eastern Group defers the effect of changes in the market value of derivative financial instruments (including contracts for differences and electricity forward agreements) which are used to hedge future transactions to the period when the related transaction is completed. Eastern Group evaluates its net open energy trading position, including derivative financial instruments entered into as part of Eastern Group's energy trading activity, and provides for any anticipated future losses.

3.     COMPREHENSIVE INCOME

TUC and TU Electric

     SFAS 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in common stock equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income reported in the statements of consolidated income and the change in the accumulated currency translation adjustment, net of tax, as included in common stock equity. For TU Electric, comprehensive income is the same as net income reported in the statements of consolidated income, since there were no other items of comprehensive income for the periods presented.

4.     LINES OF CREDIT

     At September 30, 1998, TUC, TU Electric and ENSERCH had joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. The US Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $2,921,000,000 outstanding at any one time at variable interest rates and terminates March 1, 1999. Under this facility, $2,800,000,000 was restricted to use in financing the acquisition of TEG.
This commitment is automatically reduced upon the occurrence of certain events specified in the facility agreement. As a result of certain recent financings (see Note 5), as of September 30, 1998, $2,121,000,000 is available for financing the acquisition of TEG. The remaining $800,000,000 can be used for working capital and other general corporate purposes, including commercial paper backup. Facility B provides for borrowings aggregating up to $1,400,000,000 outstanding at any one time at variable interest rates and terminates March 2, 2003. Borrowings under this facility can be used for working capital and other general corporate purposes, including commercial paper backup. Excluding the $2,121,000,000 which is restricted to use in financing the acquisition of TEG, the combined borrowings of TUC, TU Electric and ENSERCH under both facilities are limited to an aggregate of
$2,200,000,000 outstanding at any one time.   TU Electric's borrowings under
both facilities are limited to an aggregate of $1,250,000,000 outstanding at any one time. ENSERCH's borrowings under both facilities are limited to an aggregate of $650,000,000 outstanding at any one time. At September 30, 1998, commercial paper borrowings supported by both facilities totaled $3,592,131,000 including $2,091,279,000 related to the acquisition of TEG, $800,000,000 related to general corporate borrowings and $700,852,000 classified as long-term debt. On October 21, 1998, the commitment under Facility A and these borrowings were reduced by approximately $506,000,000 primarily as a result of recent financings (see Note 5).

TUC

     At September 30, 1998, TU Finance (No. 1) Limited (UK Finance 1), TU Finance (No. 2) Limited (UK Finance 2), TU Acquisitions and TEG had a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit Agreement). At September 30, 1998, the Sterling Credit Agreement provides for borrowings of up to pounds 3,375,000,000 and has three facilities. The Acquisition Facility provides for borrowings aggregating pounds 1,775,000,000 outstanding at any one time and terminates March 2, 2003. The Interim Facility provides for short-term borrowings aggregating pounds 1,150,000,000 at any one time and terminates January 2, 1999. Borrowings under these two facilities provides financing to acquire TEG and pay acquisition related expenses. The Revolving Credit Facility provides for short-term borrowings aggregating pounds 450,000,000 outstanding at any one time and terminates March 2, 2003. Under this facility, borrowings can be used by UK Finance 1 and, subject to satisfaction of certain conditions, subsidiaries of TU Acquisitions (excluding Eastern Electricity plc) [Eastern Electricity], the primary subsidiary of Eastern Group) for general corporate purposes and for interest payments on the facilities until six months after the date of acquisition of TEG. A separate Eastern Electricity Revolving Credit Facility provides for short-term borrowings by Eastern Electricity aggregating pounds 250,000,000 outstanding at any one time and terminates March 2, 2003. Under this facility, borrowings can be used by Eastern Electricity for general corporate purposes. As of September 30, 1998, UK Finance 1 had entered into various interest rate swaps as required by the Sterling Credit Agreements. The Acquisition Facility requires that one-half of the borrowings under these facilities be swapped from a floating to a fixed interest rate with a maturity of at least two years from July 28, 1998. The aggregate notional amount of the interest rate swaps entered into is pounds 800,000,000 ($1,359,000,000). The swaps have an average maturity of six years and an average fixed rate of 7.83%. At September 30, 1998, borrowings totaled pounds 1,655,700,000 ($2,812,700,000) under the Acquisition Facility and pounds 243,000,000 ($412,800,000) under the Interim Facility. As of September 30, 1998, there was pounds 31,000,000 ($52,700,000) outstanding under the Revolving Credit Facility and there were no borrowings outstanding under the separate Eastern Electricity Revolving Credit Facility. On October 23, 1998, the Company used approximately pounds 1,314,000,000 ($2,232,000,000), primarily proceeds from the Peabody Sale, to reduce borrowings under the Acquisition Facility and Interim Facility and pay interest thereon.

     In addition, certain non-US subsidiaries have revolving credit agreements (denominated in both foreign currencies and US dollars) aggregating approximately $84,300,000, of which $33,600,000 was outstanding at September 30, 1998. These revolving credit agreements expire at various dates through 2000.

5.     CAPITALIZATION

TUC

     Common Stock -- During the nine months ended September 30, 1998, common stock equity was increased by $1,446,700,000 (net of issuance costs) as a result of the non-cash issuance of 37,258,740 shares of TUC common stock in connection with the acquisition of TEG, by $6,239,000 due to an allocation of TUC common stock held by the Trustee of the TUC Employees' Thrift Plan to the accounts of participants, by $912,000 for the amortization of costs of Long-Term Incentive Plans, by $3,005,000 from the conversion of the portion of ENSERCH's Convertible Debentures into 77,963 shares of TUC common stock and by $7,022,000 for other direct purchases and exercise of stock options. Common stock equity was reduced by $75,760,000 for the present value of future contract adjustment payments and related issuance costs associated with the equity-linked securities issued by the Company in July and August 1998 (see "Equity-Linked Securities"), and by $25,725,000 treated as treasury shares related to deferred compensation plans.

     Preferred Stock of Subsidiaries -- During the nine months ended September 30, 1998, ENSERCH redeemed $100,000,000 of Series E adjustable rate preferred stock at par. At September 30, 1998, ENSERCH had outstanding its Series F adjustable rate preferred stock, which had an aggregate liquidation amount of $75,000,000. (See also "TU Electric-Preferred Stock".)

TUC and TU Electric

     Subsidiary Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trusts Holding Solely Debentures of Subsidiaries -- In July 1998, a statutory business trust, ENSERCH Capital I, established as a financing subsidiary for ENSERCH for the purpose of issuing common and preferred trust securities, issued $150,000,000 of floating rate capital securities. The proceeds were used by ENSERCH for general corporate purposes, including the acquisition or redemption of outstanding securities of ENSERCH. Distributions on these capital securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR plus a margin. The interest rate for the period from July 2, 1998 to September 30, 1998 was 7.06875% and for the period from October 1, 1998 to December 31, 1998 is 6.6625%. On October 1, 1998, an interest rate swap was entered into which effectively fixes the rate on $100,000,000 of the capital securities at 6.629% to July 1, 2003.

     At September 30, 1998 and December 31, 1997, the statutory business trust subsidiaries of TU Electric and ENSERCH had preferred trust securities outstanding, as follows:

                                                        Preferred Securities                            Trust Assets
                                          --------------------------------------------------   ---------------------------------
                                              Units Outstanding              Amount                   Amount            Maturity
                                          ------------------------   -----------------------   ------------------------ --------
                                          Sept. 30,   December 31,    Sept. 30,  December 31,  Sept. 30,   December 31,
                                            1998         1997           1998        1997         1998         1997
                                            ----         ----           ----        ----         ----         ----
                                                                                  Thousands of Dollars
TU Electric
-----------
TU Electric Capital I (8.25% Series)      5,871,044     5,871,044     $140,986     $140,851     $154,869     $154,869     2030
TU Electric Capital II (9.00% Series)            --     1,991,253           --       47,374           --       51,419       --
TU Electric Capital III (8.00% Series)    8,000,000     8,000,000      193,638      193,510      206,186      206,186     2035
TU Electric Capital IV (floating rate
      Capital Securities)(a)                100,000       100,000       96,635       97,570      103,093      103,093     2037
TU Electric Capital V (8.175% Capital
     Securities)                            400,000       400,000      392,020      395,841      412,372      412,372     2037
                                         ----------    ----------     --------     --------   ----------     --------
         Total TU Electric               14,371,044    16,362,297      823,279      875,146      876,520      927,939
                                         ----------    ----------     --------     --------   ----------     --------
ENSERCH
-------
ENSERCH Capital I (floating rate Capital
     Securities)(b)                         150,000            --      146,477           --      154,639          --      2028
                                         ----------    ----------     --------     --------   ----------     --------
         Total                           14,521,044    16,362,297     $969,756     $875,146   $1,031,159     $927,939
                                         ==========    ==========     ========     ========   ==========     ========

(a) Floating rate is determined quarterly based on LIBOR. A related interest rate swap, expiring 2002, effectively fixes the rate on the TU Electric Capital IV securities at 7.183%. (See Note 6.)
(b) On October 1, 1998, an interest rate swap was entered into which effectively fixes the rate on $100 million of the ENSERCH floating rate Capital Securities at 6.629% to July 1, 2003. (See Note 6.)

     The sole trust assets of each subsidiary trust are Junior Subordinated Debentures of its parent having a principal amount set forth under "Trust Assets" in the table above. Interest on each series of Junior Subordinated Debentures is payable at a rate equal to that of the corresponding preferred trust securities.

     In January 1998, TU Electric redeemed $47,374,000 aggregate liquidation amounts of preferred securities of TU Electric Capital II at par.

TUC

     Long-Term Debt -- In January 1998, TUC issued $200,000,000 aggregate principal amount of 6.375% Series C Senior Notes due 2008, and ENSERCH issued $125,000,000 of 6.25% Series A Notes due 2003 and $125,000,000 of Remarketed
Reset Notes due 2008. In July 1998, the interest rate on the Remarketed Reset Notes was reset to a fixed rate of 6.564% payable until July 1, 2005. In July 1998, ENSERCH redeemed at par $100,000,000 principal amount of its 8.875% Senior Notes due 2001.

     In March 1998, holders of $3,005,000 principal amount of ENSERCH Convertible Debentures converted such debentures into shares of TUC common stock, and the remaining $87,745,000 principal amount was redeemed by ENSERCH at par for cash.

     On October 21, 1998, the Company issued $375,000,000 aggregate principal amount of 5.94% Mandatory Putable/Remarketable Securities. On October 15, 2001, the notes will be subject to mandatory tender to a remarketing dealer, if the remarketing dealer chooses to remarket the notes. If the remarketing dealer does not purchase the notes, they must be repurchased by the Company. If the remarketing dealer chooses to remarket, the Company may elect to have the notes remarketed on October 15, 2001, for an interim period of up to 26 weeks at an interest rate to be reset weekly. On October 15, 2001 or, if applicable, at the end of the interim period, the notes will be remarketed at a reset interest rate to maturity or repurchased by the Company. The notes are scheduled to mature on October 15, 2011, but that maturity date will be extended by the length of any interim period.

     Also on October 21, 1998, the Company issued $125,000,000 aggregate principal amount of its Floating Rate Senior Notes due April 20, 2000. Interest on the notes will be set quarterly based on LIBOR for three month deposits plus a margin. On October 21, 1998, the interest rate on the Floating Rate Senior Notes was effectively fixed through an interest rate swap at a rate of 5.248% through maturity.

     The proceeds of the issuance in October 1998 of the above described securities were used to repay short-term debt. (See Note 4.)

     Equity-Linked Securities -- In July and August of 1998, the Company issued a total of 14,000,000 equity-linked securities consisting of 12,700,000 units of income equity-linked securities with a stated amount per security of $50 and 1,300,000 units of growth equity-linked securities with a stated amount per security of $50. The Company also issued $32,500,000 aggregate principal amount of 6.37% Series D Senior Notes due August 16, 2003 (Series D Notes) and $32,500,000 aggregate principal amount of 6.50% Series E Senior Notes due August 16, 2004 (Series E Notes).

     Each income equity-linked security initially consists of: a unit comprised of (i) a purchase contract (Purchase Contract) under which the holder will purchase from the Company by not later than August 16, 2001 (first settlement date) for $25 cash a specified number of shares of the Company's common stock (based on a formula using the market price of the Company's common stock) and will purchase from the Company by not later than August 16, 2002 (second settlement date) for $25 cash a specified number of shares of the Company's common stock (based on a formula using the market price of the Company's common stock), (ii) until the first settlement date, a Series D Note having a principal amount of $25, and (iii) until the second settlement date, a Series E Note having a principal amount of $25. Initially, $317,500,000 aggregate principal amount of Series D Notes and $317,500,000 aggregate principal amount of Series E Notes were issued to be held as a component of the equity-linked securities. The holder of an income equity-linked security is entitled to receive from the Company quarterly payments, in arrears, at 9.25% per annum of the stated amount of such security ($50) prior to the first settlement date and 9.25% per annum of the remaining stated amount ($25) from that date to the second settlement date, consisting of contract adjustment payments of 2.815% per annum of the stated amount and interest on the Series D Note and the Series E Note through the first settlement date and 2.75% per annum of the remaining stated amount and interest on the Series E Note through the second settlement date.

     Each growth equity-linked security initially consists of: a unit comprised of (i) a Purchase Contract, (ii) until the first settlement date, beneficial ownership interest in a 1/40th undivided interest in a 3-year Treasury security having a principal amount at maturity equal to $1,000, and
(iii) until the second settlement date, a 1/40th undivided interest in a 4-year Treasury security having a principal amount at maturity equal to $1,000. The holder of a growth equity-linked security will receive from the Company, quarterly in arrears, contract adjustment payments of 3.315% per annum of the stated amount of such security ($50) to the first settlement date and 3.25% per annum of the remaining stated amount ($25) from the first to the second settlement date.

     Under the terms of the Purchase Contracts, the Company will issue between 7,115,267 and 8,395,802 shares of common stock by the first settlement date and between 7,115,267 and 8,395,802 additional shares by the second settlement date. A total of 16,791,604 shares of the Company's common stock is reserved for issuance in connection with the equity-linked securities.

     All of the proceeds from the sale of the growth equity-linked securities were used to purchase the underlying Treasury securities to be transferred to holders of the growth equity-linked securities pursuant to the terms thereof. All of the proceeds from the sale of the Series D and Series E Notes that are not components of income equity-linked securities and all of the proceeds from the sale of the income equity-linked securities were paid to the Company. The net proceeds to the Company of $679,000,000 (after deducting the underwriting commissions) from the sale of the separate Series D and Series E Notes and the income equity-linked securities, were used to repay short-term indebtedness incurred in connection with the acquisition of TEG. (See Note 4.)

     The Company recorded as a reduction of common stock equity, the present value of the contract adjustment payments and a portion of the costs in connection with the issuance of the equity-linked securities aggregating approximately $76,000,000. A liability was recorded for the contract adjustment payments and will be reduced as the contract adjustment payments are made. The Company has the right to defer the contract adjustment payments, but any such election will subject the Company to restrictions on the payment of dividends on and redemption of outstanding shares of its common stock.

TU Electric

     Common Stock -- During the nine months ended September 30, 1998, TU Electric purchased and retired a total of 14,323,800 shares of its issued and outstanding common stock at a total cost of $429,714,000. On October 1, 1998, TU Electric purchased and retired 4,774,600 shares at a cost of $143,238,000.

     Preferred Stock -- During the nine months ended September 30, 1998, TU Electric redeemed 146,501 shares of its $8.20 Series preferred stock at a total cost of $14,139,000. At September 30, 1998, TU Electric had 17,000,000 shares of preferred stock authorized by its Articles of Incorporation of which 1,169,062 shares were issued and outstanding.

     Long-Term Debt -- In April 1998, TU Electric issued $350,000,000 aggregate principal amount of Floating Rate Debentures due April 24, 2000.
The interest rate on the debentures will be set quarterly based on a three-month LIBOR plus a margin. The interest rate for the period from April 24, 1998 to July 24,1998 and for the period from July 24, 1998 to October 23, 1998 was 5.9575%. The interest rate for the period from October 24, 1998 to January 23, 1999 is 5.47438%. In May 1998, the Brazos River Authority
(Brazos Authority) issued $78,965,000 aggregate principal amount of 5.55% Pollution Control Revenue Refunding Bonds, Series 1998A, due May 1, 2033. Proceeds were used to refund the 9.25% Brazos Authority Series 1988A Bonds and a portion of the Brazos Authority Taxable Series 1991D Bonds. Pursuant to an Installment Payment and Bond Amortization Agreement with the Brazos Authority, TU Electric is obligated to make payments of the principal and interest on the bonds. Such payments on the new bonds are insured.

     In June 1998, TU Electric exercised its option to convert the $118,355,000 Brazos Authority Revenue Refunding Bonds Series 1995B and the $118,355,000 Brazos Authority Revenue Refunding Bonds Series 1995C from a daily mode to a multiannual mode. The Series 1995B Bonds bear interest from June 18, 1998 to the mandatory tender date of June 18, 1999 at a rate of 4.15% per annum, and will be remarketed prior to the mandatory tender date. The interest rate on the Series 1995C Bonds will be 5.55% per annum from June 18, 1998, to maturity at June 1, 2030. TU Electric's obligations under these bonds are now unsecured.

     During the nine months ended September 30, 1998, TU Electric retired or repurchased $692,108,000 principal amount of first mortgage bonds and $987,000 principal amount of other long-term debt. On October 1, 1998, TU Electric retired $125,000,000 principal amount of 5.5% Series First Mortgage Bonds due on that date.

6.     DERIVATIVE INSTRUMENTS

TUC and TU Electric

     The Company enters into derivative instruments, including options, swaps, futures and other contractual commitments to manage market risks related to changes in interest rates, commodity prices and foreign currency exposures. The Company's participation in derivative transactions, except for its energy marketing activities conducted by EES, has been designated for hedging purposes, and those derivative instruments are not held or issued for trading purposes.

    Interest Rate Risk Management -- At September 30, 1998, TU Australia's principal subsidiary, Eastern Energy, had interest rate swaps and forward rate agreements outstanding, denominated in Australian dollars and/or US dollars, with an aggregate notional amount of $979,000,000. These agreements establish a mix of fixed and variable interest rates on outstanding debt and have remaining terms up to 19 years.

     At September 30, 1998, UK Finance 1 had various interest rate swaps as required by the Sterling Credit Agreement. The Sterling Credit Agreement requires that one-half of the borrowings under these facilities be swapped from a floating to a fixed interest rate with a maturity of at least two years from July 28, 1998. The aggregate notional amount of the interest rate swaps entered into is pounds 800,000,000 ($1,359,000,000) with an average maturity of six years and an average fixed rate of 7.83%. Eastern Electricity had interest rate swaps outstanding with an aggregate notional amount of pounds 100,000,000 ($169,900,000) that swap fixed interest rates for floating rates expiring in 2004 and forward rate agreements totaling pounds 255,000,000 ($433,200,000) for a maximum duration of one year to swap floating rate deposits into fixed rates.

     At September 30, 1998, TU Electric had an interest rate swap agreement with respect to preferred securities of TU Electric Capital IV, with a notional principal amount of $100,000,000 that effectively fixed the rate at 7.183% per annum through 2002. On October 1, 1998, ENSERCH entered into an interest rate swap agreement with respect to floating rate capital securities of ENSERCH Capital I, with a notional principal amount of $100,000,000 that effectively fixed the rate at 6.629% per annum through 2003. On October 21, 1998, TUC entered into an interest rate swap agreement with respect to Floating Rate Senior Notes, with a notional principal amount of $125,000,000 expiring 2000 that effectively fixed the rate at 5.248% per annum.

     Foreign Currency Risk Management -- The Company has entered into short-term foreign currency exchange contracts in connection with the acquisition of TEG to hedge a portion of the Company's exposure to changes in the dollar to pound exchange rate. The Company has contracted to deliver pounds 875,000,000 and will receive $1,428,000,000.

     Eastern Energy maintains cross currency swaps for its US dollar denominated debts. These cross currency swaps mature in December 2006 and December 2016 for $250,000,000 and $200,000,000 respectively. The maturity of these swaps coincides with the maturity of the US dollar denominated debt.

Electricity Price Risk Management

     United Kingdom -- Almost all electricity generated in England and Wales must be sold to the electricity trading market in England and Wales (Pool), and electricity suppliers must likewise generally buy electricity from the Pool for resale to their customers. The Pool is operated under a Pooling and Settlement Agreement to which all licensed generators and suppliers of electricity in Great Britain are party. These trading arrangements are currently under review by the UK government. Eastern Group enters into derivative contracts to assist in the management of its exposure to fluctuations in electricity pool prices. The contracts bought and sold are contracts for differences (CfDs) and electricity forward agreements (EFAs) which fix the price of electricity for an agreed quantity and duration by reference to an agreed strike price. EFAs are similar in nature to CfDs, except that they tend to last for shorter time periods and are based on standard industry terms rather than being individually negotiated. Long-term CfDs are in place to hedge a portion of the electricity to be purchased through 2009. From 1998, such CfDs represent an annual commitment of approximately five terawatt hours (TWh), declining on a linear basis to approximately two TWh by 2005 and finally expiring in 2010. There are no similar long-term commitments under EFAs. The impact of changes in the market value of these contracts, which serve as hedges, is deferred until the related transaction is completed.

     Australia -- Eastern Energy and the other distribution companies in the state of Victoria, Australia purchase their power from a competitive power pool operated by a statutory, independent corporation. Eastern Energy purchases about 95% of its energy from this pool, the cost of which is based on spot market prices. Eastern Energy and other distribution companies were required to enter into wholesale market contracts to cover a substantial majority of their forecasted franchise load through the end of 2000. Eastern Energy also maintains a strategy of seeking hedging contracts with individual generators to cover a portion of forecasted contestable loads. These contracts fix the price of energy within a certain range for the purpose of hedging or protecting against fluctuations in the spot market price. At September 30, 1998, Eastern Energy's contracts related to its forecasted contestable and franchise load cover a notional volume of approximately 9.7 million MWh's for the period from October 1998 through 2001. Further hedge contracts may be required in that period to service forecasted sales. Under these contracts, payments are made between Eastern Energy and the generators representing the difference between the wholesale electricity market price and the contract price. The net payable or receivable is recognized in earnings as adjustments to purchased power expense in the period the related transactions are completed.

     Energy Marketing Activities -- EES' energy portfolio is comprised of forward commitments, futures, swaps, options and other derivative instruments related to natural gas and electricity marketing activities. The notional amounts and terms of the portfolio as of September 30, 1998 included financial instruments that provide for fixed price receipts of 2,599 trillion British thermal units equivalent (TBtue) and fixed price payments of 2,689 TBtue, with a maximum term of eight years. Additionally, sales and purchase commitments totaling 1,245 TBtue, with terms extending up to nine years, are included in the portfolio as of September 30, 1998.

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

7.     REGULATION AND RATES

TUC And TU Electric

     Docket 18490 -- The Public Utility Commission of Texas (PUC) approved the stipulation filed on December 17, 1997, by TU Electric, together with the PUC General Counsel, the Office of Public Utility Counsel and various other parties interested in TU Electric's rates and services. The stipulation, modified to incorporate changes made by the PUC, resulted in base rate credits beginning January 1, 1998, of 4% for residential customers, 2% for general service secondary customers and 1% for all other retail customers and additional base rate credits for residential customers of 1.4% beginning January 1, 1999. All other provisions of the stipulation were approved. They
(i) impose an annual earnings cap on TU Electric's rate of return on rate base during 1998 and 1999, based in part on an 11.35% return on average common equity and a cap on operations and maintenance expense at a specified level, with any sums earned above the earnings cap being applied as additional nuclear production depreciation, (ii) allow TU Electric to record depreciation applicable to transmission and distribution assets in 1998 and 1999 as additional depreciation of nuclear production assets, (iii) establish an updated cost of service study that includes interruptible customers as customer classes, (iv) result in the permanent dismissal of pending appeals of prior PUC orders, including Docket No. 11735, if all other parties that have filed appeals of those dockets also dismiss their appeals, (v) result in the stay of any proceedings in the remand of Docket No. 9300 prior to January 1, 2000, and (vi) flow all gains from off-system sales of electricity in excess of the amount included in base rates to customers through the fuel factor. Modifications that were also approved by the PUC include: (i) imputing $16 million of revenues from discounted rates in the calculation of the return cap, (ii) limiting the recovery of interest on any new debt issued prior to December 31, 1999 to the interest rate available to TU Electric at its bond rating as of January 1, 1998 in the calculation of the return cap, (iii) limiting the amount of annual capital additions to production plant to 1.5% of TU Electric's net plant in service on December 31, 1996 in the calculation of the return cap, and (iv) permitting TU Electric, at its discretion, to apply earnings as additional depreciation of nuclear production assets, after the determinations have been made under the return cap. Certain parties that did not sign the stipulation have appealed the PUC's approval by filing suit in state district court. The Company cannot predict the outcome of these appeals.

     For the three months and nine months ended September 30, 1998, TU Electric recorded $141,100,000 and $180,300,000, respectively, as additional depreciation of nuclear production assets, a pro rata portion of expected 1998 earnings in excess of the stipulated return cap. In addition, for the three months and nine months there was $45,900,000 and $136,300,000, respectively, of depreciation expense reclassified from transmission and distribution to nuclear production assets. Including deferred income tax effects, the net effect was a $109,500,000 reduction in net income for the three months and a $146,600,000 reduction for the nine months of 1998.

8.     COMMITMENTS AND CONTINGENCIES

TU Electric

     Nuclear Decommissioning -- TU Electric has established a reserve, charged to depreciation expense and included in accumulated depreciation, for the decommissioning of the Comanche Peak nuclear generating station (Comanche
Peak), whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in an external trust fund (included in other investments). At September 30, 1998, such reserve totaled $138,869,000 which includes accruals of $13,634,000 and $18,179,000 for the nine and twelve months ended September 30, 1998, respectively. As of September 30, 1998, the market value of assets in the external trust fund for the decommissioning of Comanche Peak was $184,684,000. Any difference between the market value of the external trust fund and the decommissioning reserve that represents unrealized gains or losses of the trust fund is treated as a regulatory liability or a regulatory asset. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study completed during 1997 using the prompt dismantlement method and 1997 dollars, decommissioning costs for Comanche Peak Unit 1 and for Unit 2 and common facilities were estimated to be $271,000,000 and $404,000,000, respectively. Decommissioning activities are projected to begin in 2030 for Comanche Peak Unit 1 and in 2033 for Unit 2 and common facilities. TU Electric is recovering decommissioning costs based upon a 1992 site-specific study through rates placed in effect under its January 1993 rate increase request. Actual decommissioning costs are expected to differ from estimates due to possible changes in the assumed dates of decommissioning activities, regulatory requirements, technology and costs of labor, materials and equipment. In addition, the marketable fixed income debt and equity securities in which assets of the external trust are invested are subject to interest rate and equity price sensitivity.

     Financial Guarantees -- TU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy. In connection with certain contracts, TU Electric has agreed, in effect, to guarantee the principal, $27,985,000 at September 30, 1998, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5.5% to 7%. TU Electric is required to make periodic payments equal to such principal and interest. Payments made by TU Electric are net of amounts assumed by a third party under such contracts. In addition, TU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TU Electric has assigned to a municipality all contract rights and obligations of TU Electric in connection with $69,395,000 remaining principal amount of bonds at September 30, 1998 issued for similar purposes, which had previously been guaranteed by TU Electric. TU Electric is, however, contingently liable in the unlikely event of default by the municipality.

TUC

     In the third quarter of 1998, the Company settled its advance royalty obligations for Chaco Coal reserves with a cash payment of approximately $136,000,000 and a transfer of rights to the coal reserves and related land, recognizing a pretax gain of $16,600,000 ($10,800,000 after-tax). The advance royalty obligations amounted to $16,000,000 per year through 2017.

     ENSERCH and/or its subsidiaries are the guarantors on various other commitments and obligations of others aggregating approximately $32,520,000 at September 30, 1998.

     TEG has guaranteed up to $110 million of certain liabilities which may be incurred and payable by the purchasers of its Peabody Coal and Citizens Power businesses with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the Powder River Coal Company Retirement Plan and the Peabody Coal UMWA Retirement Plan, subject to certain specified conditions.

TUC and TU Electric

     General -- In addition to the above, and as described in Part II. Item 1. Legal Proceedings, the Company and TU Electric are each involved in various legal and administrative proceedings among others, which, in the opinion of the management of each, should not have a material effect upon their financial positions, results of operations or cash flows.

INDEPENDENT ACCOUNTANTS' REPORT


Texas Utilities Company:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Company and subsidiaries (Company) as of September 30, 1998, and the related condensed statements of consolidated income and of comprehensive income for the three-month, nine-month and twelve-month periods ended September 30, 1998 and 1997, and of consolidated cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

We were furnished with the report of other accountants on their review of the interim financial information of Texas Utility Finance (No. 1) Limited ( a consolidated subsidiary acquired May 19, 1998), whose total assets constituted 37% of consolidated total assets at September 30, 1998, and whose total revenues constituted 23%, 15% and 12% of consolidated total revenues for the three-month, nine-month and twelve-month periods ended September 30, 1998, respectively.

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

Based on our review and the report of other accountants, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1997, and the related consolidated statements of income, cash flows and common stock equity for the year then ended (not presented herein); and in our report dated February 24, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Dallas, Texas
November 12, 1998

INDEPENDENT ACCOUNTANTS' REPORT


Texas Utilities Electric Company:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Electric Company and subsidiaries (TU Electric) as of September 30, 1998, and the related condensed statements of consolidated income for the three-month, nine-month and twelve-month periods ended September 30, 1998 and 1997, and of consolidated cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of TU Electric's management.

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

DELOITTE & TOUCHE  LLP
Dallas, Texas
November 12, 1998

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

TUC and TU Electric

     This report and other presentations made by Texas Utilities Company (the Company or TUC) and its direct and indirect subsidiaries (System Companies) or Texas Utilities Electric Company and its subsidiaries (TU Electric) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company and TU Electric each believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation in TUC's and TU Electric's Annual Reports on Form 10-K for the year 1997 (1997 Form 10-K), among others, that could cause the actual results of the Company or TU Electric to differ materially from those projected in such forward-looking statement. As a result of the acquisition and subsequent restructuring of the investment in The Energy Group PLC (now known as Energy Holdings (No.3) Limited)(TEG), substantially all of whose continuing operations are conducted through Eastern Group plc (Eastern Group), additional important factors which could cause actual results to differ materially from those discussed in such forward-looking statements include: with respect to Eastern Group's power operations, regulation of power station emissions, increasing competition in the United Kingdom (UK) electricity supply business as it is progressively opened to competition starting in September 1998, fluctuations in the purchase prices of electricity from the electricity trading market in England and Wales and the continuing availability of counterparties for contracts for differences and, with respect to Eastern Group's distribution business, price regulations of electricity distribution and environmental and other regulatory changes. Any forward-looking statements are also qualified by reference to these additional factors.

     Any forward-looking statement speaks only as of the date on which such statement is made, and neither the Company nor TU Electric undertakes any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company or TU Electric to predict all of such factors, nor can they assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

MERGERS AND ACQUISITIONS

TUC

     Certain comparisons in this Form 10-Q have been affected by the May 1998 acquisition of TEG, the August 1997 acquisition of ENSERCH Corporation (ENSERCH) and the November 1997 acquisition of Lufkin-Conroe Communications Co. (LCC) by the Company and/or its subsidiaries. The results of each acquired company are included only for the periods subsequent to acquisition.

     In August 1998, the Company completed its acquisition of TEG. Substantially all of TEG's continuing operations were conducted through Eastern Group. In October 1998, the Company completed a restructuring of its investment in TEG. After the restructuring, TU Acquisitions PLC (TU Acquisitions) (an indirect subsidiary of the Company) owns TEG, which has been re-registered as a private limited company incorporated in England and Wales and is now known as Energy Holdings (No. 3) Limited, and, through an intermediate holding company owns Eastern Group, one of the largest integrated electricity and gas groups in the UK. The Company's offer for TEG was declared unconditional on May 19, 1998, which was determined to be the date the Company acquired TEG. From March through the acquisition date, TU Acquisitions owned approximately 22% of TEG's shares. As of September 30, 1998, TU Acquisitions had acquired all of TEG's outstanding shares. The

Company recorded its approximate 22% equity interest in the net income of TEG for the period March 1998 to May 19, 1998 and has accounted for TEG and Eastern Group as consolidated subsidiaries since May 19, 1998.

     Prior to being acquired by the Company, TEG completed the sale of its US and Australian coal business and US energy marketing operations (Peabody
Sale). The TEG businesses acquired by TUC, which exclude those representing the Peabody Sale, are referred to as "TEG Businesses Acquired". The total purchase consideration for the TEG Businesses Acquired was approximately $7.3 billion, including cash paid of $5.7 billion and non-cash consideration of $1.6 billion primarily consisting of the value assigned to the shares of TUC common stock issued. At the date of the acquisition, TEG had assets of $9.1 billion, including cash of $3.3 billion and liabilities of $7.0 billion, including debt of $3.6 billion. As of September 30, 1998, TUC had issued 37,258,740 shares of TUC common stock to those holders of TEG shares who elected to receive shares of TUC common stock in exchange for their TEG shares. The process of determining the fair value of assets acquired and liabilities assumed of TEG has not been completed; however, the excess of the purchase consideration plus acquisition costs over a preliminary estimate of net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of $5.2 billion, which is being amortized over 40 years. This amount is subject to revision as additional information about the fair value of TEG's assets acquired, liabilities assumed and contingencies existing at the acquisition date becomes better known.

     On August 5, 1997, the merger transactions (Merger) involving the former Texas Utilities Company, now known as TEI, and ENSERCH were completed. On November 21, 1997, the Company acquired LCC. The acquisitions of ENSERCH and LCC were accounted for as purchase business combinations. The assets and liabilities of each acquired company at the respective acquisition dates were adjusted to their estimated fair values. For each company acquired, the excess of the purchase price paid over the estimated fair value of the net assets acquired and liabilities assumed was recorded as goodwill and is being amortized over 40 years. The process of determining the fair value of assets acquired, liabilities assumed and contingencies existing at the acquisition date of ENSERCH was completed in the third quarter of 1998 and resulted in an increase in goodwill of approximately $60 million over the preliminary allocation primarily due to refinement of estimates and settlement of preacquisition contingencies. The process of determining the fair value of assets acquired and liabilities assumed of LCC as of the date of acquisition is continuing, and the final results await primarily the resolution of contingencies and finalization of certain preliminary estimates. The results of operations of the acquired businesses are reflected in the consolidated financial statements of the Company from their respective dates of acquisition.

     The Company continues to seek potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and are likely to enhance the long-term return to its shareholders.

FINANCIAL CONDITION

Liquidity and Capital Resources

TUC and TU Electric

     For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation in TUC's and TU Electric's 1997 Form 10-K. Results for the three- and nine-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of the Company or TU Electric have occurred subsequent to year-end other than as disclosed in other reports of TUC or TU Electric or included herein.

     Cash flows provided from operating activities for the Company before changes in operating assets and liabilities for the nine months ended September 30, 1998 were $1.6 billion compared with $1.3 billion for the comparable period in 1997 ($1.5 billion versus $1.3 billion for TU Electric). Increased depreciation and amortization expense (primarily resulting from TU Electric's earnings in excess of the return cap as discussed below) more than offset a reduction in net income for the Company. Changes in operating assets and liabilities for the Company for the nine months ended September 30, 1998 used $246 million versus $60 million for the comparable nine-month period in 1997.

     Cash flows used for investing activities for the nine months ended September 30, 1998 were $3.4 billion, which included $2.5 billion used for the acquisition of TEG, compared with $462 million for the same period of 1997. Construction expenditures used $751 million for the current nine-month period compared with $377 million for the comparable nine-month period in 1997, primarily resulting from higher TU Electric expenditures and the inclusion of expenditures for Eastern Group, ENSERCH and LCC.

     External funds of a permanent or long-term nature are obtained through the issuance of common stock, preferred stock, preferred securities and long-term debt by the System Companies. The capitalization ratios of the Company at September 30, 1998 consisted of approximately 61.8% long-term debt, 3.9% preferred securities of trusts, .9% preferred stock and 33.4% common stock equity. The capitalization ratios of TU Electric at September 30, 1998 consisted of approximately 42.4% long-term debt, 6.3% preferred securities of trusts, 1.0% preferred stock and 50.3% common stock equity.

     During the nine months ended September 30, 1998, common stock equity was increased by $1,446.7 million (net of issuance costs) as a result of the non-cash issuance of 37,258,740 shares of TUC common stock in connection with the acquisition of TEG, by $6.2 million due to an allocation of TUC common stock held by the Trustee of the TUC Employees' Thrift Plan to the accounts of participants, by $912 thousand for the amortization of costs of Long-Term Incentive Plans, by $3.0 million from the conversion of the portion of ENSERCH's Convertible Debentures into 77,963 shares of TUC common stock and by $7.0 million for other direct purchases and exercise of stock options. Common stock equity was reduced by $75.8 million for the present value of future contract adjustment payments and related issuance costs associated with the equity-linked securities issued by the Company in July and August 1998, and by $25.7 million treated as treasury shares related to deferred compensation plans.

     In July 1998, a statutory business trust, ENSERCH Capital I, established as a financing subsidiary for ENSERCH for the purpose of issuing common and preferred trust securities, issued $150 million of floating rate capital securities. The proceeds were used by ENSERCH for general corporate purposes, including the acquisition or redemption of outstanding securities of ENSERCH. Distributions on these capital securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR plus a margin. The interest rate for the period from July 2, 1998 to September 30, 1998 was 7.06875% and for the period from October 1, 1998 to December 31, 1998 is 6.6625%. On October 1, 1998, an interest rate swap was entered into which effectively fixes the rate on $100 million of the capital securities at 6.629% to July 1, 2003.

     In July and August of 1998, the Company issued a total of 14 million equity-linked securities consisting of 12,700,000 units of income equity-linked securities with a stated amount per security of $50 and 1,300,000 units of growth equity-linked securities with a stated amount per security of $50. The Company also issued $32.5 million aggregate principal amount of 6.37% Series D Senior Notes due August 16, 2003 (Series D Notes) and $32.5 million aggregate principal amount of 6.50% Series E Senior Notes due August 16, 2004 (Series E Notes).

     Each income equity-linked security initially consists of: a unit comprised of (i) a purchase contract (Purchase Contract) under which the holder will purchase from the Company by not later than August 16, 2001 (first settlement date) for $25 cash a specified number of shares of the Company's common stock (based on a formula using the market price of the Company's common stock) and will purchase from the Company by not later than August 16, 2002 (second settlement date) for $25 cash a specified number of shares of the Company's common stock (based on a formula using the market price of the Company's common stock), (ii) until the first settlement date, a Series D Note having a principal amount of $25, and (iii) until the second settlement date, a Series E Note having a principal amount of $25. Initially, $317.5 million aggregate principal amount of Series D Notes and $317.5 million aggregate principal amount of Series E Notes were issued to be held as a component of the equity-linked securities. The holder of an income equity-linked security is entitled to receive from the Company quarterly payments, in arrears, at 9.25% per annum of the stated amount of such security ($50) prior to the first settlement date and 9.25% per annum of the remaining stated amount ($25) from that date to the second settlement date, consisting of contract adjustment payments of 2.815% per annum of the stated amount and interest on the Series D Note and the Series E Note through the first settlement date and 2.75% per annum of the remaining stated amount and interest on the Series E Note through the second settlement date.

     Each growth equity-linked security initially consists of: a unit comprised of (i) a Purchase Contract, (ii) until the first settlement date, beneficial ownership interest in a 1/40th undivided interest in a 3-year Treasury security having a principal amount at maturity equal to $1,000, and
(iii) until the second settlement date, a 1/40th undivided interest in a 4-year Treasury security having a principal amount at maturity equal to $1,000. The holder of a growth equity-linked security will receive from the Company, quarterly in arrears, contract adjustment payments of 3.315% per annum of the stated amount of such security ($50) to the first settlement date and 3.25% per annum of the remaining stated amount ($25) from the first to the second settlement date.

     Under the terms of the Purchase Contracts, the Company will issue between 7,115,267 and 8,395,802 shares of common stock by the first settlement date and between 7,115,267 and 8,395,802 additional shares by the second settlement date. A total of 16,791,604 shares of the Company's common stock is reserved for issuance in connection with the equity-linked securities.

     All of the proceeds from the sale of the growth equity-linked securities were used to purchase the underlying Treasury securities to be transferred to holders of the growth equity-linked securities pursuant to the terms thereof. All of the proceeds from the sale of the Series D and Series E Notes that are not components of income equity-linked securities and all of the proceeds from the sale of the income equity-linked securities were paid to the Company. The net proceeds to the Company of $679 million (after deducting the underwriting commissions) from the sale of the separate Series D and Series E Notes and the income equity-linked securities, were used to repay short-term indebtedness incurred in connection with the acquisition of TEG.

     The Company recorded as a reduction of common stock equity, the present value of the contract adjustment payments and a portion of the costs in connection with the issuance of the equity-linked securities aggregating approximately $76 million. A liability was recorded for the contract adjustment payments and will be reduced as the contract adjustment payments are made. The Company has the right to defer the contract adjustment payments, but any such election will subject the Company to restrictions on the payment of dividends on and redemption of outstanding shares of its common stock.

     In April 1998, TU Electric issued $350 million aggregate principal amount of Floating Rate Debentures due April 24, 2000. The interest rate on the debentures will be set quarterly based on a three- month LIBOR plus a margin. The interest rate for the period from April 24, 1998 to July 24,1998 and for the period from July 24, 1998 to October 23, 1998 was 5.9575%. The interest rate for the period from October 24, 1998 to January 23, 1999 is 5.47438%. In May 1998, the Brazos River Authority (Brazos Authority) issued $79.0 million aggregate principal amount of 5.55% Pollution Control Revenue Refunding Bonds, Series 1998A, due May 1, 2033. Proceeds were used to refund the 9.25% Brazos Authority Series 1988A Bonds and a portion of the Brazos Authority Taxable Series 1991D Bonds. Pursuant to an Installment Payment and Bond Amortization Agreement with the Brazos

Authority, TU Electric is obligated to make payments of the principal and interest on the bonds. Such payments on the new bonds are insured.

     In June 1998, TU Electric exercised its option to convert the $118.4 million Brazos Authority Revenue Refunding Bonds Series 1995B and the $118.4 million Brazos Authority Revenue Refunding Bonds Series 1995C from a daily mode to a multi annual mode. The Series 1995B Bonds bear interest from June 18, 1998 to the mandatory tender date of June 18, 1999 at a rate of 4.15% per annum, and will be remarketed prior to the mandatory tender date. The interest rate on the Series 1995C Bonds will be 5.55% per annum from June 18, 1998, to maturity at June 1, 2030. TU Electric's obligations under these bonds are now unsecured.

     During the nine months ended September 30, 1998, TU Electric retired or repurchased $692. 1 million principal amount of first mortgage bonds and $987 thousand principal amount of other long-term debt. On October 1, 1998, TU Electric retired $125 million principal amount of 5.5% Series First Mortgage Bonds due on that date.

     In January 1998, TUC issued $200 million aggregate principal amount of 6.375% Series C Senior Notes due 2008, and ENSERCH issued $125 million of 6.25% Series A Notes due 2003 and $125 million of Remarketed Reset Notes due 2008. In July 1998, the interest rate on the Remarketed Reset Notes was reset to a fixed rate of 6.564% payable until July 1, 2005. In July 1998, ENSERCH redeemed at par $100 million principal amount of its 8.875% Senior Notes due 2001.

     In March 1998, holders of $3.0 million principal amount of ENSERCH Convertible Debentures converted such debentures into shares of TUC common stock, and the remaining $87.7 million principal amount was redeemed by ENSERCH at par for cash.

     During the nine-month period ended September 30, 1998, the Company (including TU Electric) issued, redeemed, reacquired or made scheduled principal payments on long-term debt, preferred stock and preferred securities for cash , as follows (in thousands of dollars):

                                                               Issuances    Retirements
TU Electric:
     $8.20 Series Preferred Stock                             $       --    $   14,139
     Capital II 9.00% Series Preferred Securities                     --        47,374
     Long-term Debt:
          Brazos River Authority Pollution Control Bonds          78,965        78,965
          First Mortgage Bonds                                        --       692,108
          Other                                                  350,000           987
                                                               ---------    ----------
          Total TU Electric                                      428,965       833,573

TUC:
     Long-term Debt (including Equity-Linked Securities)         900,000            --

ENSERCH:
     Capital I Preferred Securities                              150,000            --
     Series E Preferred Stock                                         --       100,000
     6.375% Convertible Debentures                                    --        87,745
     Long-term Debt                                              250,000       100,000

UK:
     Acquisition and Interim Facilities                        3,135,827            --
     Other                                                        51,119       180,662

All Other Subsidiaries:
     Long-term Debt                                               58,938        77,353
                                                              ----------    ----------
          Total TUC                                           $4,974,849    $1,379,333
                                                              ==========    ==========

     On October 1, 1998, the entire $125 million principal amount of TU Electric 5.5% Series First Mortgage Bonds was retired, and $10.5 million of a subsidiary's debt was redeemed.

     On October 21, 1998, the Company issued $375 million aggregate principal amount of 5.94% Mandatory Putable/Remarketable Securities. On October 15, 2001, the notes will be subject to mandatory tender to a remarketing dealer, if the remarketing dealer chooses to remarket the notes. If the remarketing dealer does not purchase the notes, they must be repurchased by the Company. If the remarketing dealer chooses to remarket, the Company may elect to have the notes remarketed on October 15, 2001, for an interim period of up to 26 weeks at an interest rate to be reset weekly. On October 15, 2001 or, if applicable, at the end of the interim period, the notes will be remarketed at a reset interest rate to maturity or repurchased by the Company. The notes are scheduled to mature on October 15, 2011, but that maturity date will be extended by the length of any interim period.

     Also on October 21, 1998, the Company issued $125 million aggregate principal amount of its Floating Rate Senior Notes due April 20, 2000. Interest on the notes will be set quarterly based on LIBOR for three month deposits plus a margin. On October 21, 1998, the interest rate on the Floating Rate Senior Notes was effectively fixed through an interest rate swap at a rate of 5.248% through maturity.

     The proceeds of the issuance in October 1998 of the above described securities were used to repay short-term debt.

     At September 30, 1998, TUC, TU Electric and ENSERCH had joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. The US Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $2,921 million outstanding at any one time at variable interest rates and terminates March 1, 1999. Under this facility, $2,800 million was restricted to use in financing the acquisition of TEG. This commitment is automatically reduced upon the occurrence of certain events specified in the facility agreement. As a result of certain recent financings (see Note 5), as of September 30, 1998, $2,121 million is available for financing the acquisition of TEG. The remaining $800 million can be used for working capital and other general corporate purposes, including commercial paper backup. Facility B provides for borrowings aggregating up to $1,400 million outstanding at any one time at variable interest rates and terminates March 2, 2003. Borrowings under this facility can be used for working capital and other general corporate purposes, including commercial paper backup. Excluding the $2,121 million which is restricted to use in financing the acquisition of TEG, the combined borrowings of TUC, TU Electric and ENSERCH under both facilities are limited to an aggregate of $2,200 million
outstanding at any one time.   TU Electric's borrowings under both facilities
are limited to an aggregate of $1,250 million outstanding at any one time. ENSERCH's borrowings under both facilities are limited to an aggregate of $650 million outstanding at any one time. At September 30, 1998, commercial paper borrowings supported by both facilities totaled $3,592.1 million including $2,091.3 million related to the acquisition of TEG, $800 million related to general corporate borrowings and $700.9 million classified as long-term debt. On October 21, 1998, the commitment under Facility A and these borrowings were reduced by approximately $506 million primarily as a result of recent financings (see Note 5).

     At September 30, 1998, TU Finance (No. 1) Limited(UK Finance 1), TU Finance (No. 2) Limited(UK Finance 2), TU Acquisitions and TEG had a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit Agreement). At September 30, 1998, the Sterling Credit Agreement provides for borrowings of up to pounds 3,375 million and has three facilities. The Acquisition Facility provides for borrowings aggregating pounds 1,775 million outstanding at any one time and terminates March 2, 2003. The Interim Facility provides for short-term borrowings aggregating pounds 1,150 million at any one time and terminates January 2, 1999. Borrowings under these two facilities provides financing to acquire TEG and pay acquisition related expenses. The Revolving Credit Facility provides for short-term borrowings aggregating pounds 450 million outstanding at any one time and terminates March 2, 2003. Under this facility, borrowings can be used by UK Finance 1 and, subject to satisfaction of certain conditions, subsidiaries of TU Acquisitions (excluding Eastern Electricity plc) [Eastern Electricity], the primary subsidiary of Eastern Group) for general corporate purposes and for interest payments on the facilities until six months after the date of acquisition of TEG. A separate Eastern Electricity Revolving Credit Facility provides for short-term borrowings by Eastern Electricity aggregating pounds 250 million outstanding at any one time and terminates March 2, 2003. Under this facility, borrowings can be used by Eastern Electricity for general corporate purposes. As of September 30, 1998, UK Finance 1 had entered into various interest rate swaps
as required by the Sterling Credit Agreements. The Acquisition Facility requires that one-half of the borrowings under these facilities be swapped from a floating to a fixed interest rate with a maturity of at least two years from July 28, 1998. The aggregate notional amount of the interest rate swaps entered into is pounds 800 million ($1,359 million). The swaps have an average maturity of six years and an average fixed rate of 7.83%. At September 30, 1998, borrowings totaled pounds 1,655.7 million ($2,812.7 million) under the Acquisition Facility and pounds 243 million ($412.8 million) under the Interim Facility. As of September 30, 1998, there was pounds 31 million ($52.7 million) outstanding under the Revolving Credit Facility and there were no borrowings outstanding under the separate Eastern Electricity Revolving Credit Facility. On October 23, 1998, the Company used approximately pounds 1,314 million ($2,232 million), primarily proceeds from the Peabody Sale, to reduce borrowings under the Acquisition Facility and Interim Facility and pay interest thereon.

     In addition, certain non-US subsidiaries have revolving credit agreements (denominated in both foreign currencies and US dollars) aggregating approximately $84.3 million of which $33.6 million was outstanding at September 30, 1998. These revolving credit agreements expire at various dates through 2000.

     The Company, TU Electric, ENSERCH and or other subsidiaries of the Company may issue additional debt and equity securities as needed, including the possible future sale: (i) by TU Electric of up to $498.9 million principal amount of debt securities, (ii) by TU Electric of up to $25 million of its Cumulative Preferred Stock, and (iii) by ENSERCH of up to $100 million aggregate principal amount of securities, all of which are currently registered with the Securities and Exchange Commission (SEC) for offering pursuant to Rule 415 under the Securities Act of 1933. In addition, the Company may offer and issue, together or separately, up to $170 million of (i) debt securities, (ii) shares of its common stock, (iii) contracts to purchase shares of common stock and (iv) units pledged to secure the holder's obligation to purchase common stock under stock purchase contracts.

     Sales of Accounts Receivable -- TU Electric has facilities with financial institutions whereby it is entitled to sell and such financial institutions may purchase, on an ongoing basis, undivided interests in customer accounts receivables representing up to an aggregate of $450 million. ENSERCH has a similar facility for up to $100 million, and Eastern Group has a facility for up to pounds 300 million ($510 million). Additional receivables are continually sold to replace those collected. At September 30, 1998, TU Electric had sold $450 million of accounts receivable, ENSERCH companies had sold $100 million and Eastern Group had sold pounds 289 million ($491 million) under such agreements.

     Risk Management -- The Company's and TU Electric's operations involve managing market risks related to changes in interest rates and, for the Company, foreign exchange and commodity price exposures. Derivative instruments including swaps and forward contracts are used to reduce and manage a portion of those risks. With the exception of the energy marketing activities of a subsidiary, Enserch Energy Services, Inc. (EES), the Company's and TU Electric's participations in derivative transactions are designed for hedging purposes; and derivative instruments are not held or issued for trading purposes. Credit risk relates to the risk of loss that the Company and TU Electric would incur as a result of nonperformance by counterparties to their respective derivative instruments. The Company and TU Electric believe the risk of nonperformance by counterparties is minimal. For other information regarding derivative instruments, see Note 6 to Condensed Consolidated Financial Statements.

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

     EES' energy portfolio is comprised of forward commitments, futures, swaps, options and other derivative instruments. The notional amounts and terms of the portfolio as of September 30, 1998 included financial instruments that provide for fixed price receipts of 2,599 trillion British thermal units equivalent (TBtue) and fixed price payments of 2,689 TBtue, with a maximum term of eight years. Additionally, sales and purchase commitments totaling 1,245 TBtue, with terms extending up to nine years, are included in the portfolio as of September 30, 1998.

     Eastern Group's electricity supply business generally involves entering into fixed price contracts to supply electricity to customers. Eastern Group obtains substantially all of the electricity to satisfy its obligations under such contracts through purchases from the wholesale trading market for electricity in England and Wales (the Pool). Within the Pool, the prices are set for each half hour period and are fixed only one day ahead. In order to reduce their exposure to Pool prices, generators and suppliers enter into financial hedging contracts with each other. These contracts are in the form of contracts for differences (CfDs) and electricity forward agreements
(EFAs). CfDs and EFAs in effect fix the price which a supplier pays and a generator receives for electricity and are therefore used to reduce the price risk that would otherwise be associated with the sale and purchase of electricity through the Pool. Differences between the actual prices set by the Pool and the agreed prices give rise to difference payments between the parties to the particular CfD. EFAs are similar in nature to CfDs, except they tend to last for shorter time periods and are based on standard industry terms rather than being individually negotiated. In a competitive supply market, Eastern Group is exposed to two principal risks associated with such contracts: (i) purchasing price risk (Eastern Group's cost of purchased electricity relative to the price Eastern Group receives from the supply customer) and (ii) load shape risk (the risk associated with a shift in the customer's usage pattern, including absolute amounts demanded and timing of amounts demanded). Eastern Group seeks to hedge purchasing price risk through CfDs and EFAs. Long-term CfDs are in place to hedge a proportion of electricity purchased up to 2009. From 1998 such CfDs represent an annual commitment of approximately five terawatt hours (TWh), declining on a linear basis to approximately two TWh by 2005 and finally expiring in 2010. There are no similar long-term commitments under EFAs.

     Eastern Group's ability to manage its purchasing price risk depends, in part, on the future availability of appropriately priced risk management mechanisms such as CfDs and EFAs. No assurance can be given that an adequate, transparent market for such products will continue to be available. No assurance can be given that this risk will be effectively mitigated. Load shape risk is mitigated by careful forecasting of demand.

     In the gas retail business, Eastern Group contracts to supply gas to customers at fixed prices. Eastern Group purchases the gas mostly through a portfolio of gas purchase contracts. The overall net exposure of the Eastern Group to the gas spot market, including other gas wholesale contracts, is managed by Eastern Power and Energy Trading Limited (EPETL), a subsidiary of Eastern group, within a limit set by the Board of Directors of Eastern Group.

   The Company has entered into short-term foreign currency exchange contracts in connection with the acquisition of TEG to hedge a portion of the Company's exposure to changes in the dollar to pound exchange rate. The Company has contracted to deliver pounds 875 million and will receive $1,428 million.

     Eastern Energy maintains cross currency swaps for its US dollar denominated debts. These cross currency swaps mature in December 2006 and December 2016 for $250 million and $200 million respectively. The maturity of these swaps coincides with the maturity of the US dollar denominated debt.

Regulation, Rates and Competition

TUC and TU Electric

     Docket 18490 --  The   Public  Utility  Commission of Texas (PUC)
approved the stipulation filed on December 17, 1997, by TU Electric, together with the PUC General Counsel, the Office of Public Utility Counsel and various other parties interested in TU Electric's rates and services. The stipulation, modified to incorporate changes made by the PUC, resulted in base rate credits beginning January 1, 1998, of 4% for residential customers, 2% for general service secondary customers and 1% for all other retail customers and additional base rate credits for residential customers of 1.4% beginning January 1, 1999. All other provisions of the stipulation were approved. They
(i) impose an annual earnings cap on TU Electric's rate of return on rate base during 1998 and 1999, based in part on an 11.35% return on average common equity and a cap on operations and maintenance expense at a specified level, with any sums earned above the earnings cap being applied as additional nuclear production depreciation, (ii) allow TU Electric to record depreciation applicable to transmission and distribution assets in 1998 and 1999 as additional depreciation of nuclear production assets, (iii) establish an updated cost of service study that includes interruptible customers as customer classes, (iv) result in the permanent dismissal of pending appeals of prior PUC orders, including Docket No. 11735, if all other parties that have filed appeals of those dockets also dismiss their appeals, (v) result in the stay of any proceedings in the remand of Docket No. 9300 prior to January 1, 2000, and (vi) flow all gains from off-system sales of electricity in excess of the amount included in base rates to customers through the fuel factor. Modifications that were also approved by the PUC include: (i) imputing $16 million of revenues from discounted rates in the calculation of the return cap, (ii) limiting the recovery of interest on any new debt issued prior to December 31, 1999 to the interest rate available to TU Electric at its bond rating as of January 1, 1998 in the calculation of the return cap, (iii) limiting the amount of annual capital additions to production plant to 1.5% of TU Electric's net plant in service on December 31, 1996 in the calculation of the return cap, and (iv) permitting TU Electric, at its discretion, to apply earnings as additional depreciation of nuclear production assets, after the determinations have been made under the return cap. Certain parties that did not sign the stipulation have appealed the PUC's approval by filing suit in state district court. The Company cannot predict the outcome of these appeals.

TUC

     Under a settlement of the Railroad Commission of Texas (RRC) rate inquiry approved in June 1998, Lone Star Gas agreed to credit residential and commercial customers $18 million to be spread over the next two heating seasons (November through March). Earnings are not affected by the settlement due to previously established reserves.

Capital Expenditures
TUC and TU Electric

     The re-evaluation of growth expectations, the effects of inflation, additional regulatory requirements and the availability of fuel, labor, materials and capital may result in changes to the estimated construction costs and dates of completion in TUC's and TU Electric's construction programs (see Item 2. Properties -- Capital Expenditures in the 1997 Form 10-K). Commitments in connection with the construction program are generally revocable subject to reimbursement to manufacturers for expenditures incurred or other cancellation penalties. Eastern Group's capital expenditures program is being evaluated in light of the acquisition.

RESULTS OF OPERATION
TU Electric

     Net income for TU Electric for the three months, nine months and twelve months ended September 30, 1998 increased approximately 13%, 9% and 11%, respectively, from the same periods of 1997. In April 1998, the PUC approved a permanent rate settlement agreement which was effective as of January 1, 1998, that will reduce TU

Electric's revenues by an estimated $118 million in 1998 and $145 million in 1999 for a total of $263 million over the two year period. For the three months and nine months ended September 30, 1998, TU Electric recorded $141.1 million and $180.3 million, respectively, as additional depreciation of nuclear production assets, a pro rata portion of expected 1998 earnings in excess of the stipulated return cap. In addition, for the three months and nine months there was $45.9 million and $136.3 million, respectively, of depreciation expense reclassified from transmission and distribution to nuclear production assets. Including deferred income tax effects, the net effect was a $109.5 million reduction in net income for the three months and a $146.6 million reduction for the nine months of 1998.

     Results for the 1997 periods were reduced by the recognition in August 1997 of an $81.1 million fuel disallowance (including interest) and a charge of $10.1 million from the sale of sulfur dioxide allowances previously recognized. After related taxes, these settlements reduced 1997 income by $55.4 million. Excluding these nonrecurring items, net income for the twelve months September 30, 1998 was $25 million (3%) above that for the comparable 1997 period. Results for the twelve months ended September 30, 1997 were also reduced by the recognition of the $80.0 million rate settlement refund recorded in July 1997.

     For the three-, nine- and twelve-month periods ended September 30, 1998, TU Electric's operating revenues increased significantly from the comparable period of 1997. The following table details the factors contributing to these changes:

                                                     Increase (Decrease)
                                            ----------------------------------------
                                            Three Months  Nine Months  Twelve Months
                                            ------------  -----------  -------------
                                                       Thousands of Dollars
Base rate revenue                              $155,483     $253,745     $299,904
Fuel revenue (including over/under- recovered)   26,034      100,458      158,995
Fuel disallowance (August 1997)                  68,556       68,556       68,556
Transmission service revenue                      5,015        9,538       38,667
Other revenue                                    16,753       20,160       18,306
                                               --------     --------     --------
     Total                                     $271,841     $452,457     $584,428
                                               ========     ========     ========
Percentage increase                               14.7%         9.7%         9.7%
Excluding fuel disallowance                       11.0%         8.2%         8.6%

     The increases in energy sales and base rate revenues were primarily due to exceptionally high temperatures during 1998 and to growth, partially offset by the implementation in January 1998 of the rate settlement agreement, and, as to the twelve-month period, the $80 million rate settlement refund recorded in July 1997.

     Fuel revenues increased in the 1998 periods as compared to 1997 due to higher energy sales and increased usage of fuel gas. The increase in transmission revenues for the twelve-month period reflects implementation of the PUC's Open Access Transmission Rule effective January 1, 1997.

     Fuel and purchased power expense for the three-, nine- and twelve-month periods ended September 30, 1998 increased 5.7%, 7.9%, and 9.5%, respectively, from the comparable 1997 periods as a result of higher energy sales and increased usage of fuel gas, partially offset by lower gas prices.

     Depreciation and amortization expense increased 99%, 43% and 32%, respectively, for the three-, nine- and twelve-month periods ending September 30, 1998, reflecting the adjustment to nuclear depreciation expense as a result of expected 1998 earnings in excess of the stipulated return cap under the rate agreement.

     TU Electric's effective income tax rate differs from the US statutory rate of 35% due to the impact of amortization of prior period flow-through amounts, which impact increased in the 1998 periods due to the acceleration of depreciation on nuclear production assets in conjunction with the rate settlement.

     Interest on mortgage bonds decreased from 1997 to 1998 for all periods due to the retirement of mortgage bonds, while interest in 1998 on other long-term debt increased due to the issuance of unsecured debt. Other interest decreased for all periods due primarily to interest in 1997 of $12 million related to the PUC's disallowance of eligible fuel related costs. The increase in distributions on preferred securities of trusts reflects a full year effect in the 1998 twelve-month period of the issuance of preferred securities of subsidiary trusts in January 1997, partially offset by a redemption of TU Electric Capital II preferred trust securities in January 1998.

     Preferred stock dividends decreased from 1997 to 1998 for all periods presented, reflecting the repurchases of a significant portion of TU Electric's preferred stock.

TUC

     Earnings for the third quarter of 1998 were $293.6 million ($1.04 per share, basic and diluted) compared with $289.6 million ($1.24 per share,
basic and diluted) for the third quarter of 1997.   Earnings for the nine
months ended September 30, 1998 were $503.2 million ($1.94 per share, basic and diluted) compared with $565.2 million ($2.48 per share, basic and diluted)
for 1997.   Earnings for the twelve-month period ended September 30, 1998 were
$598.5 million ($2.35 per share basic, $2.34 per share diluted) compared with $631.7 million ($2.79 per share, basic and diluted) for the prior twelve-month period. Excluding non-recurring items in 1997 for TU Electric as described above, earnings per share were $1.48 for the three months, $2.73 for the nine months and $3.03 for the twelve months ended September 30, 1997. Earnings and earnings per share comparisons for all periods were affected by the acquisitions of TEG, ENSERCH and LCC and the issuance of additional shares of common stock for the acquisitions, partially offset by the repurchases of common stock in the third and fourth quarters of 1997.

     Earnings for the periods ended September 30, 1998 reflect continued strong core domestic electric sales growth aided by warmer than normal weather offset by reduced revenues and increased depreciation at TU Electric as a result of the two-year rate settlement and by the results of Eastern Group.

     For all periods presented, the factors affecting the results of TU Electric, as discussed above, are also major factors affecting the results of TUC. Operations since the dates of acquisition of Eastern Group (including certain one-time acquisition transaction-related costs which totaled $31 million after-tax), ENSERCH and LCC also impacted the Company's net income.

     For the three-, nine- and twelve-month periods ended September 30, 1998, contributions to consolidated operating revenues were as follows (in millions of dollars):

                      Periods Ended September 30, 1998   Periods Ended September 30, 1997
                      --------------------------------   --------------------------------
                          Three      Nine     Twelve       Three       Nine      Twelve
                          Months     Months   Months       Months     Months     Months
     TU Electric           $2,123   $ 5,121   $ 6,588      $1,851     $4,668     $6,003
     Eastern Group          1,005     1,550     1,550          --         --         --
     TU Australia             123       344       457         129        376        496
     ENSERCH                1,090     2,983     3,984         276        276        276
     LCC and Other             39       118       135           9         28         38
                          -------   -------   -------      ------     ------     ------
     Consolidated          $4,380   $10,116   $12,714      $2,265     $5,348     $6,813
                          =======   =======   =======      ======     ======     ======

     In accordance with the TU Electric settlement agreement, TU Electric also recorded increased depreciation on its Comanche Peak nuclear power plant of approximately $187 million in the third quarter of 1998. Of the $187 million of accelerated depreciation, $46 million is related to the transfer of Transmission and Distribution depreciation and $141 million is related to TU Electric's return cap.

     Other income (deductions) -- net for the nine- and twelve-month periods ended September 30, 1998, includes $10 million representing equity in earnings of TEG prior to acquisition on May 19, 1998, $26 million in gains from the sale of properties, and $37 million in dividend income from investments by Eastern Group. Partially offsetting was the $39.7 million cost of foreign currency options expired or resold in the second quarter of 1998 associated with the acquisition of TEG and equity in losses of a telecommunications partnership.

     The increase in interest income for the 1998 periods over the same periods of 1997 reflects the interest earned by TEG on proceeds from the Peabody Sale that were unavailable for use to repay interim borrowings and were invested until October 1998.

     Year-to-year comparisons of interest expense and distributions on preferred securities and preferred stock of subsidiaries have been affected by the Company's capital restructuring and debt reduction programs, the debt and preferred stock assumed in connection with the acquisitions of TEG, ENSERCH and LCC and debt incurred to finance the TEG acquisition.

     The effective income tax rate differs from the US statutory rate of 35% due primarily to the impact of amortization of prior period flow-through amounts, differences in the tax rates applicable to results of non-US operations, the amortization of goodwill, which is not deductible for tax purposes, and a reduction in the UK tax rate from 31% to 30%.

     On a pro forma basis, as if TEG and LCC had been acquired at October 1, 1997, consolidated revenues for the twelve months ended September 30, 1998 would have been $17 billion, consolidated net income would have been $891 million and basic earnings per share would have been $3.15. The after-tax income of $17 million from a non-recurring transaction in the first quarter of 1998 is reflected in these pro forma results. On a pro forma basis, as if TEG had been acquired at January 1, 1998, net income would have been $674 million ($2.39 per share) for the nine months ended September 30, 1998. A substantial portion of Eastern Group's earnings occur during the first and fourth quarters of the year which are the periods of peak electricity usage in the UK. ENSERCH's earnings also are expected to occur primarily in the first and fourth quarters. The second quarter is now expected to be the Company's period of lowest earnings during the year. For the twelve-month period ending September 30, 1998, assuming that the TEG businesses had not been acquired, TUC's consolidated net income would have been $731 million or $2.98 per share of common stock.

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

CHANGE IN ACCOUNTING STANDARDS
     SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," will become effective in 1998 for reporting full year results of operations. This statement establishes standards for defining and reporting business segments. TUC is currently determining its reportable segments.
SFAS 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" revises existing rules for employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This standard will become effective in 1998 for year end disclosures. The adoption of SFAS 131 and 132 will not affect the Company's or TU Electric's consolidated financial position, results of operations or cash flows.

     SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for fiscal years beginning after June 15, 1999. This standard requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at their fair values and that accounting for the changes in their fair values is dependent upon the intended use of the derivatives and their resulting designations. The new standard will supersede or amend existing standards which deal with hedge accounting and derivatives. The Company and TU Electric have not yet determined the effect adopting this standard will have on their financial statements.

YEAR 2000 ISSUES

Overview

     Many existing computer programs use only the last two digits to identify a year in the date field. Thus, they would not recognize a year that begins with 20 instead of 19. If not corrected, many computer applications could fail or produce erroneous data on or about the year 2000.

     The Company began its efforts to address Year 2000 (Y2K) issues in 1996 by focusing on its US information technology mainframe-based application systems (IT Corporate Applications). In early 1997, an infrastructure project to address the Company's information technology related equipment, operating systems and desktop software was begun (IT Infrastructure). In late 1997, a project was begun to address Y2K issues throughout the Company related to embedded systems, such as process controls for energy production and delivery, and business unit owned applications (Non-IT Equipment and Applications).

     Applications and equipment in each of these three major initiatives have been inventoried and categorized based on their criticality to the Company's business operations. Assessments of the potential impact due to Y2K issues are being performed. This process involves the solicitation of vendor feedback, comparing information with other energy companies, and in many cases internal verification by testing. The majority of assessment work has occurred and the rest is scheduled to be completed by the end of 1998. The remediation and replacement work on the majority of IT Corporate Applications and IT Infrastructure is scheduled to be completed by the end of 1998. A majority of the assessment work on embedded systems has been completed. Remediation work is scheduled to be completed by September of 1999. A number of tests on operational equipment has been performed. The Company will continue to test this equipment throughout the remainder of 1998 and into the spring of 1999.

Readiness

     The IT Corporate Applications assessment, testing and remediation activities are fully active. Twenty-seven percent of applications have been tested and certified as Y2K compliant. Sixty percent of applications are scheduled to be certified by the end of 1998. The remaining applications are scheduled to be certified by March 31, 1999. The Company has established a certification protocol to be followed for remediation of software applications. That protocol includes testing procedures to be followed before remediated applications are returned to production.

     The IT Infrastructure project involves assessing the compliance of standard computer hardware, network systems including gateways, hubs and routers, telecommunications equipment, operating systems and IT standard software products. Equipment is being individually tested using software products and applicable test procedures. Network system tests are scheduled to be performed prior to the end of 1998. Most of the IT Infrastructure is scheduled to be Y2K ready by the end of 1998. Certain vendor supplied program products will not have Y2K ready versions available until the first quarter of 1999. These product upgrades will be tested and implemented as soon as they are available.

     Non-IT Equipment and Applications involve the hardware and software products that reside in individual business units. These products include the embedded systems that are used in the production, energy delivery, and other processes of the Company. Inventories have been conducted to identify these embedded systems in the individual business units. Initial assessments are essentially complete. More detailed assessments involving equipment and software validation testing are scheduled throughout the spring of 1999. Remediation activities are underway. Although much of the work is expected to be completed by the end of 1998, equipment outage schedules necessitate that some remediation activities will not be completed until September 1999.

     The Company is analyzing the potential impact on its operations relating to third parties. Over 2000 suppliers and service providers have been contacted to determine the status of their Y2K efforts. Approximately sixty percent of these vendors have responded. They are being prioritized and the programs and status of the most significant among them will be analyzed in detail. Companies that are considered to be critical are telecommunications and gas suppliers. This analysis is expected to be completed by the end of 1998.

Costs

     The costs associated with the Company's Y2K effort for its US energy businesses are currently estimated to be approximately $36 million. These costs reflect new, incremental costs and the reallocation of resources in pre-existing maintenance budgets. The costs related to the three major initiatives are estimated to be as follows: IT Corporate Applications - $14.1 million, IT Infrastructure - $7.2 million and Non IT-Equipment and Applications - $14.2 million. These costs are being expensed as incurred over the period 1996 to 2000, and it is estimated that a total of $13.6 million has already been expended. There can be no assurance that these estimated costs will not increase as the Company's Y2K program continues.

     Strategic initiatives were begun in two areas prior to beginning work on the Y2K issue, and the costs for these initiatives are not included in the estimate above. The Company's energy management system for the Company's transmission grid and the Company's principal financial and accounting systems are being replaced. Each of these projects will eliminate potential Y2K deficiencies; however, that was not a significant consideration at the time replacement decisions were made.

     LCC continues to work on its Y2K project. IT applications affected by Y2K issues will be replaced by systems with dramatically increased functionality. The cost of this effort is estimated to be $4.1 million, which is being expended during 1998 and 1999. As of September 30, 1998, estimated costs expended were approximately $1.5 million. Assessment work on LCC embedded systems was completed in the second quarter of 1998. The cost of remediation work related to those systems is an additional $.6 million. While the majority of LCC's remediation activities are scheduled to be complete by year end 1998, some will extend into 1999.

     In Australia, Eastern Energy initiated a Y2K project in the third quarter of 1997. All hardware, software and embedded technology have been identified and preliminary risk assessment completed. Y2K testing and remediation will be completed for the majority of systems and assets by December 1998. All Y2K activities are expected to be completed by June 1999. The estimated costs of the project including embedded systems is $3.3 million. Most of the cost is expected to be incurred by June 1999. As of September 30, 1998, estimated costs expended were approximately $284 thousand. All critical suppliers have been contacted and their Y2K readiness has been assessed. Contingency plans are being developed for suppliers determined to have unacceptable Y2K risk.
In addition, Eastern Energy is also participating in the Victorian Electric Supply Industry Y2K Forum to address the concerns of electricity supply and transmission reliability.

     In the UK, Eastern Group has been engaged in a Y2K project since August 1996. The project is addressing the business applications and equipment, power generation and power distribution facilities of Eastern Group. Inventories were completed in February 1998. Testing is scheduled for completion in June 1999. Remediation work in all areas is expected to be complete in August 1999. Contingency plans and business continuity plans that already exist are being reviewed and updated in preparation for Y2K failure scenarios. Eastern Group has contacted its suppliers to determine the potential risk of their products and services. The current cost estimate for the project is $33 million. Most of the cost is expected to be incurred by August 1999. As of September 30, 1998, estimated costs expended were approximately $2 million ($1 million prior to acquisition). Eastern Group is co-operating with other utility companies as active members of the Utilities Group of the UK Y2K Interest Group.

Risk Issues

     With respect to internal risks, the Company's current assessment of the most reasonable likely worst case scenario is that impacts on either service or financial performance will not be materially adverse. The Company believes, based on the results of testing that has already occurred on a large portion of operating equipment, that if any disruption to service occurs, it will be isolated and of short-term duration. The Company continues to collaborate with other major energy suppliers through the joint Electric Power Research Institute's embedded systems project.

     The North American Electric Reliability Council (NERC) has conducted an initial assessment of the electric infrastructure, in which the Company participated. The NERC status report, issued in September 1998, indicates that the impact of Y2K on electrical systems may be less than first anticipated and that, with continued work and coordinated contingency planning, operating risks can be effectively mitigated. NERC will perform scenario analyses of potential risks to the electric infrastructure. Until this work is complete, the Company cannot assess a worst case scenario relating to external forces.

     As the Company's Y2K program proceeds, the Company will continue to assess its internal and external risks, not all of which are within its control; and it will consider the most reasonably likely worst case scenario. There can be no assurance that all material Y2K risks within the Company's control will have been adequately identified and corrected before the end of 1999. In addition, the Company can make no assurances regarding the Y2K readiness of systems and parties outside its control, nor can it currently assess the effect of any non-readiness by such systems or parties.

Contingency Plans

     The Company utilizes detailed emergency response and disaster recovery plans to ensure high reliability of service to customers. These plans are currently available and are utilized routinely for abnormal service conditions. These plans are being reviewed to incorporate required actions specific to the Y2K issue. The resulting contingency plan will address both Company activities and actions necessary to mitigate the impact of third party disruptions. These contingency plans will be coordinated with those of the regional independent system operator and NERC. This contingency planning is scheduled to be completed by June 1999.

LEGAL PROCEEDINGS

     On August 3, 1998, the Gracy Fund, L.P. filed suit in the United States District Court for the Northern District of Texas against EEX Corporation, formerly Enserch Exploration, Inc. (EEX), the Company, David W. Biegler, Gary
J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The plaintiff seeks to represent a class comprised of all purchasers of the common stock of ENSERCH or EEX between January 26, 1996 and August 4, 1997, including former shareholders of ENSERCH who received shares of EEX and the Company pursuant to the merger agreement between ENSERCH and the Company dated April 13, 1996, all EEX shareholders solicited pursuant to a proxy statement/prospectus issued by EEX dated October 2, 1996 and all ENSERCH shareholders solicited by a joint proxy statement/prospectus issued by ENSERCH and the Company dated September 23, 1996. The individual defendants are current or former officers and/or directors of the Company or EEX. The plaintiffs allege that the defendants participated in a fraudulent scheme and course of business by disseminating materially false and misleading statements regarding EEX's and ENSERCH's business which caused the plaintiffs and other members of the class to purchase EEX and ENSERCH stock at artificially inflated prices. In such connection, the plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 (Exchange Act). No amount of damages is specified. It has been agreed by the parties to this suit that the Thorne suit described below will be consolidated with this suit. The Company is evaluating these claims and is unable at this time to predict the outcome of this proceeding, but it intends to vigorously defend this suit.

      Also on August 3, 1998, Stan C. Thorne filed suit in the United States District Court for the Southern District of Texas against EEX, ENSERCH, DeGolyer & MacNaughton (D&M), David W. Biegler, Gary J. Junco, Fredrick S. Addy and B. K. Irani. The plaintiff seeks to represent a class comprised of all purchasers of the common stock of EEX during the period of August 3, 1995 through August 5, 1997. The individual defendants are current or former officers and/or directors of EEX and Mr. Biegler has been an officer and director of ENSERCH. D&M served as independent petroleum consultants to EEX. The plaintiff alleges that the defendants engaged in a course of conduct designed to mislead the plaintiff and the investing public in order to maintain the price of EEX common stock at artificially high levels through false and misleading representations concerning the gas reserves of EEX in violation of Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiff also alleges that the defendants were negligent in making such misrepresentations and that they constituted common law fraud against the defendants. No amount of damages is specified in this action. This suit has been transferred to the Northern District of Texas and the parties have agreed to consolidate it with the Gracy Fund suit described above. The Company is evaluating these claims and is unable at this time to predict the outcome of this proceeding, but it intends to vigorously defend this suit.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required hereunder for TUC and TU Electric related to Energy Marketing Activities and Foreign Currency Risk Management is set forth in Note 6 to Condensed Consolidated Financial Statements of Item 1 Financial Statements. Additional information concerning Eastern Group is also presented therein. All other information required hereunder for TUC and TU Electric is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 1997 Form 10-K and is therefore not presented herein.

     Eastern Group is exposed to a number of different market risks including changes in gas and electricity prices, interest rates and foreign currency exchange rates. Eastern Group has developed a control framework of policies and procedures to manage and monitor the exposures arising from volatility in these markets. In accordance with these policies and procedures Eastern Group enters into various derivative instruments. In both the energy trading and the treasury operations, which make use of such instruments, only well understood derivative instruments are used.

     The following discussion about Eastern Group's risk management activities includes "forward looking" statements that involve risk and uncertainties. Actual results could differ materially from those projected in forward looking statements.

Interest rate risk

Eastern Group's exposure to interest rate risk is managed by maintaining a balance of fixed and floating rate borrowings and deposits within a specified range as set out below.

              Number of Months     Proportion of fixed
                    ahead            rate exposure

                    1 - 3               50 - 100%
                    3 - 6               40 - 75%
                    6 - 9               25 - 60%
                    9 - 12              15 - 50%

Managing the exposure within the specified range is achieved by the use of derivatives, in particular interest rate swaps and forward rate agreements. The following swaps effectively convert a portion of fixed rate bonds into floating rate and were outstanding at September 30, 1998:

Interest rate swaps pounds 35 million expiring 2004 at LIBOR pounds 65 million expiring 2004 at LIBOR - 0.7625%

Forward rate agreements totaling a notional amount of pounds 255 million for a maximum duration of one year to swap floating rate deposits into fixed rates were outstanding at September 30, 1998.

Energy risk management

     In the electricity retail business, Eastern Group contracts to supply electricity to customers at fixed prices and buys output from the Pool to meet the demand of those customers. As the price of electricity purchased from the Pool can be volatile, Eastern Group is exposed to the risk arising from the differences between the fixed price at which it sells electricity to customers and the variable prices at which it buys electricity from the Pool. Eastern Group's generation business provides a physical hedge to this risk as it is exposed to Pool price fluctuations from selling electricity into the Pool. Eastern Group's overall exposure to such risks is managed by its energy trading business, Eastern Power and Energy Trading Limited (EPETL), which also enters into derivatives principally to hedge the portfolio and maintain energy price exposure to within a limit set by the Board of Directors of Eastern Group. The derivatives used are contracts for differences (CfDs) and electricity forward agreements (EFAs). CfDs are bilaterally negotiated contracts which fix the price of electricity for an agreed quantity and duration by reference to an agreed strike price. EFAs are similar in nature to CfDs but are on standard terms and tend to be for smaller quantities and shorter durations.

     The hypothetical loss in fair value of Eastern Group's CfDs and EFAs in existence at September 30, 1998 arising from a 10% adverse movement in future electricity prices is estimated at pounds 94.6 million ($161 million). This loss is calculated by modeling the contracts against an internal forecast of Pool prices, using discounted cash flow techniques.

     In the gas retail business, Eastern Group contracts to supply gas to customers at fixed prices. Eastern Group purchases the gas mostly through a portfolio of gas purchase contracts. The overall net exposure of Eastern Group to the gas spot market, including other gas wholesale contracts, is also managed by EPETL within a limit set by the Board of Directors of Eastern Group.

     Management of the market risks associated with the portfolio of physical electricity generation assets, gas assets and gas and electricity sales and derivative contracts is critical to the success of Eastern Group and therefore comprehensive risk management processes, policies and procedures have been established to monitor and control these markets risks.

PART II. OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

     On August 3, 1998, the Gracy Fund, L.P. filed suit in the United States District Court for the Northern District of Texas against EEX Corporation, formerly Enserch Exploration, Inc. (EEX), the Company, David W. Biegler, Gary
J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The plaintiff seeks to represent a class comprised of all purchasers of the common stock of ENSERCH or EEX between January 26, 1996 and August 4, 1997, including former shareholders of ENSERCH who received shares of EEX and the Company pursuant to the merger agreement between ENSERCH and the Company dated April 13, 1996, all EEX shareholders solicited pursuant to a proxy statement/prospectus issued by EEX dated October 2, 1996 and all ENSERCH shareholders solicited by a joint proxy statement/prospectus issued by ENSERCH and the Company dated September 23, 1996. The individual defendants are current or former officers and/or directors of the Company or EEX. The plaintiffs allege that the defendants participated in a fraudulent scheme and course of business by disseminating materially false and misleading statements regarding EEX's and ENSERCH's business which caused the plaintiffs and other members of the class to purchase EEX and ENSERCH stock at artificially inflated prices. In such connection, the plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 (Exchange Act). No amount of damages is specified. It has been agreed by the parties to this suit that the Thorne suit described below will be consolidated with this suit. The Company is evaluating these claims and is unable at this time to predict the outcome of this proceeding, but it intends to vigorously defend this suit.

     Also on August 3, 1998, Stan C. Thorne filed suit in the United States District Court for the Southern District of Texas against EEX, ENSERCH, DeGolyer & MacNaughton (D&M), David W. Biegler, Gary J. Junco, Fredrick S. Addy and B. K. Irani. The plaintiff seeks to represent a class comprised of all purchasers of the common stock of EEX during the period of August 3, 1995 through August 5, 1997. The individual defendants are current or former officers and/or directors of EEX and Mr. Biegler has been an officer and director of ENSERCH. D&M served as independent petroleum consultants to EEX. The plaintiff alleges that the defendants engaged in a course of conduct designed to mislead the plaintiff and the investing public in order to maintain the price of EEX common stock at artificially high levels through false and misleading representations concerning the gas reserves of EEX in violation of Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiff also alleges that the defendants were negligent in making such misrepresentations and that they constituted common law fraud against the defendants. No amount of damages is specified in this action. This suit has been transferred to the Northern District of Texas and the parties have agreed to consolidate it with the Gracy Fund suit described above. The Company is evaluating these claims and is unable at this time to predict the outcome of this proceeding, but it intends to vigorously defend this suit.

Item 6.EXHIBITS AND REPORTS ON FORM 8-K

TUC and TU Electric

     (a)     Exhibits filed as a part of Part II are:

          4 Instruments defining the rights of security holders

            4(a)     -Indenture (For Unsecured Debt Securities Series
                      F), dated as of October 1, 1998,
                      between the Company and The Bank of New York.

            4(b)     -Officer's Certificate establishing the terms of the
                      Company's Mandatory Putable/Remarketable Securities (Series F Notes).

            4(c)     -Remarketing Agreement relating to the Series F Notes.

            4(d)     -Indenture (For Unsecured Debt Securities Series
                      G), dated as of October 1, 1998,
                      between the Company and The Bank of New York.

            4(e)     -Officer's Certificate establishing the terms of the
                      Company's Floating Rate Senior Notes.

         10 Material contracts

           10(a)     -Facilities Agreement for Credit Facilities, dated
                      March 2, 1998, as amended through July 16, 1998, among TU Finance (No. 1) Limited, TU Finance (No.2) Limited, TU Acquisitions PLC and Chase Manhattan plc, Lehman Brothers International and Merrill Lynch Capital Corporation as Joint Lead Arrangers, and The Chase Manhattan Bank, Lehman Commercial Paper Inc. and Merrill Lynch Capital Corporation as Underwriters.

           10(b)     -Guarantee and Debenture, dated May 19, 1998, among
                      TU Finance(No. 1) Limited and certain of its subsidiaries (as Charging Companies) and Chase Manhattan International Limited (as Security Agent).

           10(c)     -Share Charge, dated May 19, 1998, between TU Finance
                      (No. 2) Holdings, Inc. (as Chargor) and Chase Manhattan International Limited (as Security Agent).

         15 Letters from independent accountants as to unaudited interim financial information

           15(a)      Deloitte & Touche LLP -Texas Utilities Company

           15(b)      Deloitte & Touche LLP -Texas Utilities Electric Company

         27  Financial Data Schedules

           27(a)      Texas Utilities Company

           27(b)      Texas Utilities Electric Company

         99  Other exhibits

           99(a) Facility Agreement for pounds 250,000,000 Revolving Credit Facility, dated May 21, 1998, among Eastern Electricity plc, and Chase Manhattan plc, Lehman Brothers International and Merrill Lynch Capital Corporation as Joint Lead Arrangers, and The Chase Manhattan Bank, Lehman Commercial Paper Inc. and Merrill Lynch Capital Corporation as Underwriters.

    (b)  Reports on Form 8-K filed since June 30, 1998:

         Date of Report                   Item Reported

         TUC
         Amendment No. 2 to May 19, 1998 Item 2. Acquisition or Disposition of
          8-K (filed July 17, 1998)              Assets
                                         Item 7. Financial Statements and
                                                 Exhibits

         August 6, 1998                  Item 5. Other Events

         August 31, 1998                 Item 5. Other Events

                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                               TEXAS UTILITIES COMPANY



                                        By         /s/ J. W. Pinkerton
                                            ---------------------------
                                                J. W. Pinkerton
                                                Controller and Principal
                                                Accounting Officer


Date: November 13, 1998





                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                           TEXAS UTILITIES ELECTRIC COMPANY



                                            By        /s/ J. W. Pinkerton
                                               ----------------------------
                                                     J. W. Pinkerton
                                                  Controller and Principal
                                                  Accounting Officer



Date: November 13, 1998

                                                             Appendix A


ENSERCH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)

INDEX TO FINANCIAL INFORMATION
September 30, 1998



                                                                         Page

Condensed Statements of Consolidated Income -
Three, Nine and Twelve Months Ended September 30, 1998 and 1997. . . .   A-2

Condensed Statements of Consolidated Cash Flows -
Nine Months Ended September 30, 1998 and 1997. . . . . . . . . . . .  .  A-4

Condensed Consolidated Balance Sheets -
September 30, 1998 and December 31, 1997 . . . . . . . . . . . . . . .   A-5

Notes to Condensed Consolidated Financial Statements . . . . . . . . .   A-7

Independent Accountants' Report. . . . . . . . . . . . . . . . . . . .   A-12

Management's Discussion and Analysis of Financial
  Condition and Results of Operation . . . . . . . . . . . . . . . . .   A-13

                                                      ENSERCH CORPORATION AND SUBSIDIARIES
                                                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                                                  (Unaudited)

                                              Three Months Ended September 30                Nine Months Ended September 30
                                         ----------------------------------------------    --------------------------------------
                                             1998                  1997                     1998                   1997
                                         ------------  ----------------------------    -----------  -----------------------------
                                                                       Predecessor                                  Predecessor
                                                                      -------------                               ---------------
                                                        Period From     Period From                  Period From    Period From
                                          Three Months  Acquisition    July 1, 1997     Nine Months  Acquisition  January 1, 1997
                                             Ended       Date to         Through          Ended       Date to         Through
                                         September 30, September 30,   Acquisition     September 30, September 30    Acquisition
                                              1998         1997           Date             1998          1997          Date
                                              ----         ----           ----             ----          ----          ----
                                                                      Thousands of dollars
OPERATING REVENUES. . . . . . . . . . . . $1,089,815     $276,263        $135,492       $2,983,066     $276,263    $1,279,678
                                          ----------     --------        --------       ----------     --------    ----------
OPERATING EXPENSES
  Gas and electricity purchased for resale   982,724      208,486          86,471        2,593,355      208,486       955,261
  Operation and maintenance . . . . . . .     79,021       53,198          28,710          250,616       53,198       197,482
  Depreciation and amortization . . . . .     19,636       12,584           4,793           58,268       12,584        33,693
  Taxes other than income . . . . . . . .     12,548        8,296           3,712           51,725        8,296        46,358
                                          ----------     --------        --------       ----------     --------    ----------
      Total operating expenses. . . . . .  1,093,929      282,564         123,686        2,953,964      282,564     1,232,794
                                          ----------     --------        --------       ----------     --------    ----------
OPERATING INCOME (LOSS) . . . . . . . . .     (4,114)      (6,301)         11,806           29,102       (6,301)       46,884
OTHER INCOME (DEDUCTIONS) - NET . . . . .        315          697         (17,939)           1,087          697       (23,845)
                                          ----------     --------        --------       ----------     --------    ----------
INCOME (LOSS) BEFORE INTEREST
     AND INCOME TAXES . . . . . . . . . .     (3,799)      (5,604)         (6,133)          30,189       (5,604)       23,039

INTEREST INCOME . . . . . . . . . . . . .        104           83              81              198           83         1,509

INTEREST CHARGES. . . . . . . . . . . . .    (18,830)     (12,178)         (6,581)         (55,868)     (12,178)      (44,537)
                                          ----------      -------        --------       ----------     --------    ----------
LOSS BEFORE INCOME TAXES  . . . . . . . .    (22,525)     (17,699)        (12,633)         (25,481)     (17,699)      (19,989)

INCOME TAX  BENEFIT . . . . . . . . . . .     (6,124)      (5,428)           (256)          (4,188)      (5,428)       (4,612)
                                          ----------      -------        --------       ----------     --------    ----------
LOSS FROM CONTINUING
   OPERATIONS . . . . . . . . . . . . . .    (16,401)     (12,271)        (12,377)         (21,293)     (12,271)      (15,377)

INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS . . . . . . . . . . . . . .                                   3,321                                    (224,691)
                                          ----------      -------        --------       ----------     --------    ----------
NET LOSS. . . . . . . . . . . . . . . . .    (16,401)     (12,271)         (9,056)         (21,293)     (12,271)     (240,068)

PREFERRED STOCK DIVIDENDS . . . . . . . .        935        1,878             970            3,169        1,878         6,725
                                          ----------     --------        --------       ----------     --------    ----------
NET LOSS AVAILABLE FOR
   COMMON STOCK . . . . . . . . . . . . . $  (17,336)    $(14,149)       $(10,026)      $  (24,462)    $(14,149)   $ (246,793)
                                          ==========     ========        ========       ==========     ========    ==========

See Notes to Condensed Consolidated Financial Statements.

                                                     ENSERCH CORPORATION AND SUBSIDIARIES
                                                 CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                                                 (Unaudited)

                                                                           Twelve Months Ended September 30
                                                                ------------------------------------------------------
                                                                    1998                       1997
                                                                --------------    ----------------------------------
                                                                                                       Predecessor
                                                                                                     ---------------
                                                                                    Period From        Period From
                                                                 Twelve Months     Acquisition       October 1, 1996
                                                                    Ended             Date to            Through
                                                                September 30,      September 30,      Acquisition
                                                                    1998               1997               Date
                                                                    ----               ----               ----
                                                                                 Thousands of dollars
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .      $3,983,809          $276,263          $1,871,229
                                                                 ----------          --------          ----------
OPERATING EXPENSES
  Gas and electricity purchased for resale. . . . . . . . .       3,447,309           208,486           1,374,680
  Operation and maintenance . . . . . . . . . . . . . . . .         339,104            53,198             291,628
  Depreciation and amortization . . . . . . . . . . . . . .          75,404            12,584              47,568
  Taxes other than income . . . . . . . . . . . . . . . . .          66,765             8,296              63,321
                                                                 ----------          --------          ----------
      Total operating expenses. . . . . . . . . . . . . . .       3,928,582           282,564           1,777,197
                                                                 ----------          --------          ----------
OPERATING INCOME (LOSS) . . . . . . . . . . . . . . . . . .          55,227            (6,301)             94,032

OTHER INCOME (DEDUCTIONS) - NET . . . . . . . . . . . . . .           1,041               697             (30,696)
                                                                 ----------          --------          ----------
INCOME (LOSS) BEFORE INTEREST
   AND INCOME TAXES . . . . . . . . . . . . . . . . . . . .          56,268            (5,604)             63,336

INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . .             345                83               2,058

INTEREST CHARGES. . . . . . . . . . . . . . . . . . . . . .         (75,445)          (12,178)            (64,251)
                                                                 ----------          --------          ----------
INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . . . . .         (18,832)          (17,699)              1,143

INCOME TAX EXPENSE (BENEFIT). . . . . . . . . . . . . . . .            (245)           (5,428)              6,051
                                                                 ----------          --------          ----------
LOSS FROM CONTINUING
   OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .         (18,587)          (12,271)             (4,908)

LOSS FROM DISCONTINUED OPERATIONS . . . . . . . . . . . . .                                              (221,817)
                                                                 ----------          --------          ----------
NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . .         (18,587)          (12,271)           (226,725)

PREFERRED STOCK DIVIDENDS . . . . . . . . . . . . . . . . .           5,968             1,878               9,602
                                                                 ----------          --------          ----------
NET LOSS AVAILABLE FOR
   COMMON STOCK . . . . . . . . . . . . . . . . . . . . . .      $  (24,555)         $(14,149)         $ (236,327)
                                                                 ==========          ========          ==========

See Notes to Condensed Consolidated Financial Statements.

                                                      ENSERCH CORPORATION AND SUBSIDIARIES
                                                    CONDENSED STATEMENTS OF CONSOLIDATED
                                                           CASH FLOWS (Unaudited)

                                                                                   Nine Months Ended September 30
                                                                          ------------------------------------------------------
                                                                              1998                           1997
                                                                                              --------------------------------
                                                                                                                 Predecessor
                                                                                                               ---------------
                                                                                              Period From        Period From
                                                                           Nine Months        Acquisition      January 1, 1997
                                                                             Ended              Date to            Through
                                                                          September 30,       September 30,      Acquisition
                                                                              1998                1997               Date
                                                                              ----                ----               ----
                                                                                      Thousands of Dollars
CASH FLOWS - OPERATING ACTIVITIES
  Loss from continuing operations. . . . . . . . . . . . . . . . . . . .    $(21,293)           $(12,271)          $(15,377)
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .      57,827              12,584             33,693
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .      32,908               5,422             (8,803)
  Changes in operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .     162,357               3,318            132,763
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,979)            (19,409)            14,776
     Accounts payable
       Parent and affiliates . . . . . . . . . . . . . . . . . . . . . .       6,479
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (108,998)             22,413           (148,859)
     Interest and taxes accrued. . . . . . . . . . . . . . . . . . . . .      (2,980)             (8,887)            (8,627)
     Other working capital . . . . . . . . . . . . . . . . . . . . . . .     (32,977)              8,694             12,123
     Energy marketing risk management assets and liabilities . . . . . .     (26,124)            (25,536)             2,924
     Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (66,036)              4,533              9,669
                                                                           ---------             -------            -------
       Cash (used in) provided by operating activities . . . . . . . . .      (4,816)             (9,139)            24,282
                                                                           ---------             -------            -------
CASH FLOWS - FINANCING ACTIVITIES
  Issuances of securities:
     Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .     250,000                                100,000
     Preferred securities. . . . . . . . . . . . . . . . . . . . . . . .     150,000
     Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .                                              3,757
  Retirements of securities:
     Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .    (190,750)           (260,361)          (100,784)
     Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . .    (100,000)
  Change in notes payable:
     Commercial paper. . . . . . . . . . . . . . . . . . . . . . . . . .                        (204,540)            66,540
     Banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,168)
     Parent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23,498             512,300
  Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . .      (4,413)             (2,909)           (12,771)
  Debt financing expenses. . . . . . . . . . . . . . . . . . . . . . . .      (4,613)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                                 (7)
                                                                           ---------             -------            -------
       Cash provided by financing activities . . . . . . . . . . . . . .     119,554              44,490             56,735
                                                                           ---------             -------            -------
CASH FLOWS - INVESTING ACTIVITIES
  Construction expenditures. . . . . . . . . . . . . . . . . . . . . . .    (107,278)            (21,558)           (62,074)
  Other investments. . . . . . . . . . . . . . . . . . . . . . . . . . .      (7,275)             (7,564)             2,899
                                                                           ---------             -------            -------
       Cash used in investing activities . . . . . . . . . . . . . . . .    (114,553)            (29,122)           (59,175)
                                                                           ---------             -------            -------
CASH USED FOR DISCONTINUED OPERATIONS. . . . . . . . . . . . . . . . . .        (695)             (1,862)           (27,414)
                                                                           ---------             -------            -------
NET CHANGE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . .        (510)              4,367             (5,572)

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE. . . . . . . . . . . . . .      11,770              12,143             17,715
                                                                           ---------             -------            -------
CASH AND CASH EQUIVALENTS - ENDING BALANCE . . . . . . . . . . . . . . .   $  11,260            $ 16,510           $ 12,143
                                                                           =========            ========           ========

See Notes to Condensed Consolidated Financial Statements.

                                                     ENSERCH CORPORATION AND SUBSIDIARIES
                                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                   ASSETS



                                                                                           September 30,
                                                                                               1998         December 31,
                                                                                            (Unaudited)        1997
                                                                                           ------------    ------------
                                                                                                  Thousands of Dollars
PROPERTY, PLANT AND EQUIPMENT
  Gas distribution and pipeline . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,117,313      $1,068,708
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       60,151          46,400
                                                                                            ----------      ----------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,177,464       1,115,108
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       67,607          24,669
                                                                                            ----------      ----------
          Net of accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . .    1,109,857       1,090,439
  Construction work in progress . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      115,291          85,635
  Held for future use . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          121             121
                                                                                            ----------      ----------
          Net property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . .    1,225,269       1,176,195
                                                                                            ----------      ----------
INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       44,005          37,041
                                                                                            ----------      ----------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,260          11,770
  Accounts receivable (net of allowance for
      uncollectible accounts: 1998 - $7,288,000;
      1997 - $3,902,000). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      359,699         524,908
  Energy marketing risk management assets . . . . . . . . . . . . . . . . . . . . . . . .      590,241         365,650
  Inventories - at average cost:
     Materials and supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,434           6,544
     Gas stored underground . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      121,333         114,244
  Prepayments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,737           1,527
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,663          22,663
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,375           7,678
                                                                                            ----------      ----------
          Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,135,742       1,054,984
                                                                                            ----------      ----------
DEFERRED DEBITS
  Goodwill (net of accumulated amortization: 1998 - $23,249,000;
         1997 - $8,113,000) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      835,876         791,401
  Energy marketing risk management assets . . . . . . . . . . . . . . . . . . . . . . . .       92,109          41,522
  Unamortized regulatory assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       49,368          52,336
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       55,040          72,631
  Other deferred debits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,725          14,038
                                                                                            ----------      ----------
          Total deferred debits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,051,118         971,928
                                                                                            ----------      ----------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $3,456,134      $3,240,148
                                                                                            ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

                                                     ENSERCH CORPORATION AND SUBSIDIARIES
                                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       CAPITALIZATION AND LIABILITIES



                                                                                             September 30,
                                                                                                 1998         December 31,
                                                                                              (Unaudited)         1997
                                                                                            ---------------   ------------
                                                                                                   Thousands of Dollars
CAPITALIZATION
  Common stock (par value - $.01 per share):
     Authorized shares - 100,000,000
     Outstanding shares - 201,000 . . . . . . . . . . . . . . . . . . . . . . . . .          $        2       $        2
  Paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             776,031          771,207
  Retained deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (32,401)          (9,565)
                                                                                             ----------       ----------
       Total common stock equity. . . . . . . . . . . . . . . . . . . . . . . . . .             743,632          761,644
  Preferred stock not subject to mandatory redemption . . . . . . . . . . . . . . .              75,000          175,000
  ENSERCH obligated, mandatorily redeemable, preferred securities of subsidiary
       trust holding solely debentures of ENSERCH . . . . . . . . . . . . . . . . .             146,477
  Advances from parent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             316,710          293,843
  Long-term debt, less amounts due currently. . . . . . . . . . . . . . . . . . . .             550,712          646,796
                                                                                             ----------       ----------
       Total capitalization . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,832,531        1,877,283
                                                                                             ----------       ----------
CURRENT LIABILITIES
  Notes payable - banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,899            6,067
  Long-term debt due currently. . . . . . . . . . . . . . . . . . . . . . . . . . .             151,125
  Accounts payable:
     Parent and affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              11,405            4,926
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             381,975          491,645
  Energy marketing risk management liabilities. . . . . . . . . . . . . . . . . . .             572,941          357,044
  Taxes accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              17,190           19,010
  Interest accrued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              17,583           20,264
  Dividends declared. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 616            1,859
  Customers' deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               7,117            7,751
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .              90,031           79,078
                                                                                             ----------       ----------
       Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .           1,251,882          987,644
                                                                                             ----------       ----------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Accumulated deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .              10,088           10,498
  Unamortized investment tax credits. . . . . . . . . . . . . . . . . . . . . . . .               3,319            3,364
  Pensions and other postretirement benefits. . . . . . . . . . . . . . . . . . . .             144,307          165,514
  Energy marketing risk management liabilities. . . . . . . . . . . . . . . . . . .              64,481           31,324
  Other deferred credits and noncurrent liabilities . . . . . . . . . . . . . . . .             149,526          164,521
                                                                                             ----------       ----------
       Total deferred credits and  other noncurrent liabilities . . . . . . . . . .             371,721          375,221
                                                                                             ----------       ----------
COMMITMENTS AND CONTINGENCIES (Note 7)



       Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $3,456,134       $3,240,148
                                                                                             ==========       ==========

See Notes to Condensed Consolidated Financial Statements.

ENSERCH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.MERGERS AND DISPOSITIONS

     On August 5, 1997 (Merger Date or Acquisition Date), the merger transactions involving the former Texas Utilities Company, now known as Texas Energy Industries, Inc., and ENSERCH Corporation (ENSERCH or the Corporation) were completed. All of the common stock of ENSERCH was converted into common stock of a new holding company now known as Texas Utilities Company (TUC), and ENSERCH became a wholly-owned subsidiary of TUC. Immediately prior to ENSERCH's merger with TUC, Enserch Exploration, Inc. (EEX) and Lone Star Energy Plant Operations, Inc. (LSEPO), former subsidiaries of the Corporation, were merged to form a new company (New EEX), and ENSERCH distributed to its common shareholders its ownership interest in these businesses.

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

     The fair value of the assets and liabilities of ENSERCH's rate-regulated natural gas utility business (conducted through its Lone Star Gas Company and Lone Star Pipeline Company divisions) is considered to be equivalent to the historical basis of accounting and accordingly, no adjustment has been made to the carrying value. The process of determining the fair value of assets acquired, liabilities assumed and contingencies existing at the Merger Date was completed in the third quarter of 1998 and resulted in an increase in goodwill of approximately $60,000,000 over the preliminary allocation primarily due to refinement of estimates and settlement of preacquisition contingencies.

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

2.SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The condensed consolidated financial statements of ENSERCH and its subsidiaries have been prepared on the same basis as those in the 1997 Annual Report on Form 10-K (1997 Form 10-K) and, in the opinion of ENSERCH, all adjustments (constituting only normal recurring accruals) necessary for a fair presentation of the results of operation and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (SEC). Certain previously reported amounts have been reclassified to conform to current classifications.

     Consolidation -- The consolidated financial statements include the accounts of the Corporation and all of its subsidiaries, including its subsidiary business trust.

     Energy Marketing Activities -- The Corporation, through its energy marketing subsidiary, Enserch Energy Services, Inc. (EES), enters into a variety of transactions, including forward contracts involving physical delivery of natural gas or electrical power commodities, as well as swaps, futures, options and other derivative contractual arrangements. As part of these business activities, EES offers price risk management services to the energy sector. These transactions are primarily conducted with retail end users, established energy companies and major financial institutions. EES uses the mark-to-market method of valuing and accounting for these activities. Under this method, the current market value of EES' energy portfolio, net of future servicing costs, is reflected within the Corporation's consolidated balance sheets, with resulting unrealized gains and losses, as "Energy Marketing Risk Management Assets" or "Energy Marketing Risk Management Liabilities". The actual timing of cash receipts and payments may, however, vary as contracts may be settled at intervals other than their scheduled maturities. (See Note 6).

3.COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in common stock equity during a period except those resulting from investments by owners and distributions to owners. For the Corporation, comprehensive income is the same as net income reported in the statements of consolidated income, since there were no other items of comprehensive income for the periods presented.

4.LINES OF CREDIT

     At September 30, 1998, TUC, Texas Utilities Electric Company (a subsidiary of TUC) (TU Electric) and ENSERCH had joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. The US Credit Agreements have two facilities. At September 30, 1998, Facility A provided for short-term borrowings aggregating up to $2,921,000,000 outstanding at any one time at variable interest rates and terminates March 1, 1999. Facility B provides for borrowings aggregating up to $1,400,000,000 outstanding at any one time at variable interest rates and terminates March 2, 2003. Excluding $2,121,000,000 which is restricted to TUC's use in financing the acquisition of a United Kingdom based entity, the combined borrowings of TUC, TU Electric and ENSERCH under both facilities are limited to an aggregate of $2,200,000,000 outstanding at any one time, which may be used for working capital and other general corporate purposes, including commercial paper backup. ENSERCH's borrowings under both facilities are limited to an aggregate of $650,000,000 outstanding at any one time. At September 30, 1998, ENSERCH had no borrowings outstanding under these facilities.

5.CAPITALIZATION

     Preferred Stock -- In January 1998, the Corporation redeemed the $100,000,000 principal amount of its Adjustable Rate Preferred Stock, Series E, at par value, plus accrued and unpaid dividends.

     ENSERCH Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trust Holding Solely Debentures of ENSERCH -- In July 1998, a statutory business trust, ENSERCH Capital I, established as a financing subsidiary of ENSERCH for the purpose of issuing common and preferred trust securities, issued $150,000,000 of floating rate capital securities. The proceeds were used by ENSERCH for general corporate purposes, including the
acquisition or redemption of outstanding securities of ENSERCH. Distributions on these capital securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR plus a margin. The only assets held by the trust are $154,600,000 principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures) of ENSERCH. The interest on the Series A Debentures is payable at a rate equal to that of the preferred trust securities. The interest rate for the period from July 2, 1998 to September 30, 1998 was 7.06875% and for the period
from October 1, 1998 to December 31, 1998 is 6.6625%.   The Series A
Debentures will mature on July 1, 2028 and ENSERCH has the right to redeem the Series A Debentures and the capital securities in whole or in part on or after July 1, 2003.

     On October 1, 1998, an interest rate swap was entered into which effectively fixes the rate on $100,000,000 notional amount of the ENSERCH floating rate capital securities at 6.629% to July 1, 2003.

     Long-Term Debt -- In January 1998, the Corporation issued $125,000,000 of 6.25% Series A Notes due January 1, 2003 (Series A Notes) and $125,000,000 of Remarketed Reset Notes due January 1, 2008 (Reset Notes). Net proceeds from these borrowings were used to refinance or redeem like amounts of higher rate debt and preferred stock. In July 1998, the interest rate on the Reset Notes was reset to a fixed rate of 6.564% payable until July 1, 2005.

     In March 1998, ENSERCH redeemed the outstanding balance of its 6.375% Convertible Subordinated Debentures. Holders of $3,005,000 principal amount of the debentures elected to convert such debentures into 77,963 shares of TUC common stock, and the remaining $87,745,000 principal amount was redeemed at par for cash.

     In July 1998, ENSERCH redeemed at par its $100,000,000 principal amount 8.875% Senior Notes due 2001.

6.DERIVATIVE INSTRUMENTS

          The Corporation enters into derivative instruments, including options, swaps, futures and other contractual commitments to manage market risks related to changes in interest rates and commodity prices. The Corporation's participation in derivative transactions, except for its energy marketing activities conducted by EES, has been designated for hedging purposes, and those derivative instruments are not held or issued for trading purposes.

     Energy Marketing Activities -- EES' energy portfolio is comprised of forward commitments, futures, swaps, options and other derivative instruments related to natural gas and electricity marketing activities. The notional amounts and terms of the portfolio as of September 30, 1998 included financial instruments that provide for fixed price receipts of 2,599 trillion British thermal units equivalent (TBtue) and fixed price payments of 2,689 TBtue, with a maximum term of eight years. Additionally, sales and purchase commitments totaling 1,245 TBtue, with terms extending up to nine years, are included in the portfolio as of September 30, 1998.

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

7.COMMITMENTS AND CONTINGENCIES

     Guarantees -- The Corporation and/or its subsidiaries are the guarantors on various commitments and obligations of others aggregating approximately $32,520,000 at September 30, 1998. The Corporation is exposed to loss in the event of nonperformance by other parties. However, the Corporation does not anticipate nonperformance by the counterparties.

     Legal Proceedings -- On August 3, 1998, the Gracy Fund, L.P. filed suit in the United States District Court for the Northern District of Texas against New EEX, formerly EEX, TUC, David W. Biegler, Gary J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The plaintiff seeks to represent a class comprised of all purchasers of the common stock of ENSERCH or EEX between January 26, 1996 and August 4, 1997, including former shareholders of ENSERCH who received shares of EEX and TUC pursuant to the merger agreement between ENSERCH and TUC dated April 13, 1996, all EEX shareholders solicited pursuant to a proxy statement/prospectus issued by EEX dated October 2, 1996 and all ENSERCH shareholders solicited by a joint proxy statement/prospectus issued by ENSERCH and TUC dated September 23, 1996. The individual defendants are current or former officers and/or directors of TUC or EEX. The plaintiffs allege that the defendants participated in a fraudulent scheme and course of business by disseminating materially false and misleading statements regarding EEX's and ENSERCH's business which caused the plaintiffs and other members of the class to purchase EEX and ENSERCH stock at artificially inflated prices. In such connection, the plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 (Exchange Act). No amount of damages is specified. It has been agreed by the parties to this suit that the Thorne suit described below will be consolidated with this suit. TUC is evaluating these claims and is unable at this time to predict the outcome of this proceeding, but it intends to vigorously defend this suit.

     Also on August 3, 1998, Stan C. Thorne filed suit in the United States District Court for the Southern District of Texas against EEX, ENSERCH, DeGolyer & MacNaughton (D&M), David W. Biegler, Gary J. Junco, Fredrick S. Addy and B. K. Irani. The plaintiff seeks to represent a class comprised of all purchasers of the common stock of EEX during the period of August 3, 1995 through August 5, 1997. The individual defendants are current or former officers and/or directors of EEX and Mr. Biegler has been an officer and director of ENSERCH. D&M served as independent petroleum consultants to EEX. The plaintiff alleges that the defendants engaged in a course of conduct designed to mislead the plaintiff and the investing public in order to maintain the price of EEX common stock at artificially high levels through false and misleading representations concerning the gas reserves of EEX in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. The plaintiff also alleges that the defendants were negligent in making such misrepresentations and that they constituted common law fraud against the defendants. No amount of damages is specified in this action. This suit has been transferred to the Northern District of Texas and the parties have agreed to consolidate it with the Gracy Fund suit described above. TUC is also evaluating these claims and is unable at this time to predict the outcome of this proceeding, but it also intends to vigorously defend this suit.

INDEPENDENT ACCOUNTANTS' REPORT



ENSERCH Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of ENSERCH Corporation and subsidiaries (the "Corporation") as of September 30, 1998, and the related condensed statements of consolidated income for the three-month, nine-month and twelve-month periods ended September 30, 1998, and the period from the acquisition date (August 5, 1997) through September 30, 1997 (Successor Company Operations) and the condensed statements of consolidated income for the periods from July 1, 1997, January 1, 1997 and October 1, 1996 through the acquisition date (Predecessor Company Operations) and the condensed statements of consolidated cash flows for the nine-month period ended September 30, 1998 and the period from the acquisition date to September 30, 1997 (Successor Company), and the period from January 1, 1997 through the acquisition date (Predecessor Company). These financial statements are the responsibility of the Corporation's management.

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

Dallas, Texas
November 12, 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


FORWARD-LOOKING STATEMENTS

     This report and other presentations made by ENSERCH Corporation (ENSERCH or the Corporation) and its subsidiaries contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although ENSERCH believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation in ENSERCH's Annual Report on Form 10-K for the year 1997 (1997 Form 10-K), among others, that could cause the actual results of ENSERCH to differ materially from those projected in such forward-looking statement.

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

FINANCIAL CONDITION

Merger With TUC and Disposition

     On August 5, 1997 (Merger Date or Acquisition Date), the merger transactions involving the former Texas Utilities Company, now known as Texas Energy Industries, Inc., and ENSERCH were completed. All of the common stock of ENSERCH was converted into common stock of a new holding company now known as Texas Utilities Company (TUC), and ENSERCH became a wholly-owned subsidiary of TUC. Immediately prior to ENSERCH's merger with TUC, Enserch Exploration, Inc. (EEX) and Lone Star Energy Plant Operations, Inc. (LSEPO), former subsidiaries of the Corporation, were merged to form a new company (New EEX), and ENSERCH distributed to its common shareholders its ownership interest in these businesses.

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

     The fair value of the assets and liabilities of ENSERCH's rate-regulated natural gas utility business (conducted through its Lone Star Gas Company and Lone Star Pipeline Company divisions) is considered to be equivalent to the historical basis of accounting and accordingly, no adjustment has been made to the carrying value. The process of determining the fair value of assets acquired, liabilities assumed and contingencies existing at the Merger Date was completed in the third quarter of 1998 and resulted in an increase in goodwill of approximately $60 million over the preliminary allocation primarily due to refinement of estimates and settlement of preacquisition contingencies.

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

     For purposes of the discussion of operating results provided herein, the financial information of the Predecessor for the 1997 periods prior to the merger date have been combined with the post-merger financial information. The continuing business operations of ENSERCH were not significantly changed as a result of the merger, and post-merger and pre-merger operating results, except as noted, are comparable.

Liquidity and Capital Resources

     For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation in ENSERCH's 1997 Form 10-K. Results for the three- and nine-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of the Corporation have occurred subsequent to year-end other than as disclosed in other reports of ENSERCH or included herein.

     Continuing operations used cash of $4.8 million for operating activities in the nine months of 1998 compared with cash provided of $15 million in the same period of 1997. Discontinued operations used cash of $.7 million in the 1998 nine months and $29.3 million in the 1997 period.

     Investing activities required $115 million in the nine months of 1998 versus $88 million in 1997. Capital spending in the nine months of 1998 was $24 million higher than the nine months of the prior year. Other investing activities used cash of $7.3 million in 1998 and $4.7 million in 1997.

     The capitalization ratios of the Corporation as of September 30, 1998 consisted of approximately 47.3% long-term debt (including amounts due parent), 4.1% preferred stock, 8.0% preferred securities and 40.6% common stock equity.

     In January 1998, ENSERCH issued $125 million of 6.25% Series A Notes due 2003 and $125 million of Remarketed Reset Notes due 2008 (Reset Notes). Net proceeds from these borrowings were used to refinance or redeem like amounts of higher rate debt and preferred stock. In July 1998, the interest rate on the Reset Notes was reset to a fixed rate of 6.564% payable until July 1, 2005. In January 1998, the $100 million principal amount of Series E Adjustable Rate Preferred Stock was redeemed at 100% of its liquidation price plus accrued and unpaid dividends. In March 1998, holders of $3.0 million principal amount of 6.375% Convertible Subordinated Debentures converted such debentures into 77,963 shares of TUC common stock, and the remaining $87.7 million principal amount was redeemed at par for cash. In July 1998, ENSERCH redeemed at par its $100 million principal amount of 8.875% Senior Notes due 2001.

     In July 1998, a statutory business trust, ENSERCH Capital I, established as a financing subsidiary of ENSERCH for the purpose of issuing common and preferred trust securities, issued $150 million of floating rate capital securities. The proceeds were used by ENSERCH for general corporate purposes, including the acquisition or redemption of outstanding securities of ENSERCH. Distributions on these capital securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR plus a margin. The only assets held by the trust are $154.6 million principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures) of ENSERCH. The interest on the Series A Debentures is payable at a rate equal to that of the preferred trust securities. The interest rate for the period from July 2, 1998 to September 30, 1998 was

7.06875% and for the period from October 1, 1998 to December 31, 1998 is 6.6625%. The Series A Debentures will mature on July 1, 2028 and ENSERCH has the right to redeem the Series A Debentures and the capital securities in whole or in part on or after July 1, 2003.

     On October 1, 1998, an interest rate swap was entered into which effectively fixes the rate on $100 million notional amount of the ENSERCH floating rate capital securities at 6.629% to July 1, 2003.

     ENSERCH may issued additional debt and equity securities as needed, including the possible future sale of up to $100 million aggregate principal amount of securities currently registered with the SEC for offering pursuant to Rule 415 under the Securities Act of 1933.

     At September 30, 1998, TUC, Texas Utilities Electric Company (a subsidiary of TUC) (TU Electric) and ENSERCH had joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. The US Credit Agreements have two facilities. At September 30, 1998, Facility A provided for short-term borrowings aggregating up to $2,921 million outstanding at any one time at variable interest rates and terminates March 1, 1999. Facility B provides for borrowings aggregating up to $1,400 million outstanding at any one time at variable interest rates and terminates March 2, 2003. Excluding $2,121 million which is restricted to TUC's use in financing the acquisition of a United Kingdom based entity, the combined borrowings of TUC, TU Electric and ENSERCH under both facilities are limited to an aggregate of $2,200 million outstanding at any one time, which may be used for working capital and other general corporate purposes, including commercial paper backup.
ENSERCH's borrowings under both facilities are limited to an aggregate of $650 million outstanding at any one time. At September 30, 1998, ENSERCH had no borrowings outstanding under these facilities.

     Sales of Accounts Receivable -- ENSERCH has facilities with financial institutions whereby it is entitled to sell and such financial institutions may purchase, on an ongoing basis, undivided interests in customer accounts receivables representing up to an aggregate of $100 million. Additional receivables are continually sold to replace those collected. At September 30, 1998, ENSERCH companies had sold $100 million of accounts receivable under such agreements.

     Risk Management -- The Corporation's operations involve managing market risks related to changes in interest rates and commodity price exposures. Derivative instruments including swaps and forward contracts are used to reduce and manage a portion of those risks. With the exception of the energy marketing activities of a subsidiary, Enserch Energy Services, Inc. (EES) the Corporation's participation in derivative transactions are designed for hedging purposes; and derivative instruments are not held or issued for trading purposes. Credit risk relates to the risk of loss that the Corporation would incur as a result of nonperformance by counterparties to their respective derivative instruments. The Corporation believes the risk of nonperformance by counterparties is minimal.

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

     EES' energy portfolio is comprised of forward commitments, futures, swaps, options and other derivative instruments. The notional amounts and terms of the portfolio as of September 30, 1998 included financial instruments that provide for fixed price receipts of 2,599 trillion British thermal units equivalent (TBtue) and fixed price payments of 2,689 TBtue, with a maximum term of eight years. Additionally, sales and purchase commitments totaling 1,245 TBtue, with terms extending up to nine years, are included in the portfolio as of September 30, 1998.

Regulation and Rates

     Under a settlement of the Railroad Commission of Texas (RRC) rate inquiry approved in June 1998, Lone Star Gas agreed to credit residential and commercial customers $18 million to be spread over the next two heating seasons (November through March). Earnings are not affected by the settlement due to previously established reserves.

RESULTS OF OPERATION

     For the three-, nine- and twelve-month periods ended September 30, 1998, ENSERCH had losses from continuing operations of $16.4 million, $21.3 million and $18.6 million, respectively, compared with losses of $24.6 million, $27.6 million and $17.2 million, respectively, for the Corporation and Predecessor, as applicable, for the same periods of 1997.

     The amortization of goodwill arising from the acquisition by Texas Utilities was $5.1 million for the three months, $15.1 million for the nine months and $20.1 million for the twelve months ended September 30, 1998. Income for the 1997 nine and twelve month period was reduced by an $8.6 million pretax, $5.6 million after-tax, provision for a credit Lone Star Pipeline Company made voluntarily to its customers.

     Consolidated revenues for the three, nine and twelve months ended September 30, 1998 increased 165%, 92% and 86% compared with the same periods for 1997. The higher revenues reflect a significant increase in energy marketing revenues in all periods from both gas and electricity marketing activities.

     Energy marketing revenues for the three, nine and twelve months ended September 30, 1998 were $946 million, $2.3 billion and $3.0 billion compared with $243 million, $784 million and $1.1 billion for the same periods last year. Energy marketing revenues increased substantially as the trading volumes of natural gas increased from earlier periods and as sales of electricity contracts began in 1998. Gas distribution revenues for the three, nine and twelve months ended September 30, 1998 were down 20.4%, 21.9% and 14.4%, respectively, from the same periods last year due to decreases in sales volumes of 12.5%, 11.1% and 5.8%, respectively, reflecting the effects of warmer weather, and lower flow-through of gas costs. Pipeline transportation revenues for the three-, nine- and twelve-months periods decreased from the prior year by 17.4%, 3.2% and 1.0%, respectively, on lower margins as transportation volumes were higher for all comparable periods.

     Gas and electricity purchased for resale increased 233%, 123% and 118% in the three-, nine- and twelve-month 1998 periods, respectively, over the same periods of 1997, reflecting the increase in energy marketing activity.

     Other income-net for the three-, nine- and twelve-month periods ending September 30, 1997 included merger related expenses incurred through the acquisition date of $19.3 million, $25.1 million and $29.4 million, respectively.

     The loss from discontinued operations of $225 million for the nine months and $222 million for the twelve months ended September 30, 1997, included the effect of a $236 million after-tax write-down of the carrying value of EEX's oil and gas properties due to the US cost center ceiling limitation at March 31, 1997, and a $9.7 million ($14.9 million pre-tax) provision for estimated costs and expenses to wind-up engineering and construction operations.

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

CHANGES IN ACCOUNTING STANDARDS

     SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," will become effective in 1998. This statement establishes standards for defining and reporting business segments. The Corporation is currently determining its reportable segments, if any. SFAS 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" revises existing rules for employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This standard will become effective in 1998 for year end disclosures. The adoption of SFAS 131 and 132 will not affect the Corporation's consolidated financial position, results of operations or cash flows.

     SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for fiscal years beginning after June 15, 1999. This standard requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair values and that accounting for the changes in their fair values is dependent upon the intended use of the derivative and its resulting designation. The new standard will supersede or amend existing standards which deal with hedge accounting and derivatives. The Corporation has not yet determined the effect adopting this standard will have on its financial statements.

YEAR 2000

     Year 2000 (Y2K) issues of ENSERCH are being addressed with those of its
parent company, TUC (the Company).  The following   disclosure  regarding Y2K
issues of TUC's US energy business is included in TUC's Form 10-Q for the period ended September 30, 1998:

Many existing computer programs use only the last two digits to identify a year in the date field. Thus, they would not recognize a year that begins with 20 instead of 19. If not corrected, many computer applications could fail or produce erroneous data on or about the year 2000.

The Company began its efforts to address Year 2000 (Y2K) issues in 1996 by focusing on its US information technology mainframe-based application systems (IT Corporate Applications). In early 1997, an infrastructure project to address the Company's information technology related equipment, operating systems and desktop software was begun (IT Infrastructure). In late 1997, a project was begun to address Y2K issues throughout the Company related to embedded systems, such as process controls for energy production and delivery, and business unit owned applications (Non-IT Equipment and Applications).

Applications and equipment in each of these three major initiatives have been inventoried and categorized based on their criticality to the Company's business operations. Assessments of the potential impact due to Y2K issues are being performed. This process involves the solicitation of vendor feedback, comparing information with other energy companies, and in many cases internal verification by testing. The majority of assessment work has occurred and the rest is scheduled to be completed by the end of 1998. The remediation and replacement work on the majority of IT Corporate Applications and IT Infrastructure is scheduled to be completed by the end of 1998. A majority of the assessment work on embedded systems has been completed. Remediation work is scheduled to be completed by September of 1999. A number of tests on operational equipment has been performed. The Company will continue to test this equipment throughout the remainder of 1998 and into the spring of 1999.

The IT Corporate Applications assessment, testing and remediation activities are fully active. Twenty-seven percent of applications have been tested and certified as Y2K compliant. Sixty percent of applications are scheduled to be certified by the end of 1998. The remaining applications are scheduled to be certified by March 31, 1999. The Company has established a certification protocol to be followed for remediation of software applications. That protocol includes testing procedures to be followed before remediated applications are returned to production.

The IT Infrastructure project involves assessing the compliance of standard computer hardware, network systems including gateways, hubs and routers, telecommunications equipment, operating systems and IT standard software products. Equipment is being individually tested using software products and applicable test procedures. Network system tests are scheduled to be performed prior to the end of 1998. Most of the IT Infrastructure is scheduled to be Y2K ready by the end of 1998. Certain vendor supplied program products will not have Y2K ready versions available until the first quarter of 1999. These product upgrades will be tested and implemented as soon as they are available.

Non-IT Equipment and Applications involve the hardware and software products that reside in individual business units. These products include the embedded systems that are used in the production, energy delivery, and other processes of the Company. Inventories have been conducted to identify these embedded systems in the individual business units. Initial assessments are essentially complete. More detailed assessments involving equipment and software validation testing are scheduled throughout the spring of 1999. Remediation activities are underway. Although much of the work is expected to be completed by the end of 1998, equipment outage schedules necessitate that some remediation activities will not be completed until September 1999.

The Company is analyzing the potential impact on its operations relating to third parties. Over 2000 suppliers and service providers have been contacted to determine the status of their Y2K efforts. Approximately sixty percent of these vendors have responded. They are being prioritized and the programs and status of the most significant among them will be analyzed in detail. Companies that are considered to be critical are telecommunications and gas suppliers. This analysis is expected to be completed by the end of 1998.

The costs associated with the Company's Y2K effort for its US energy businesses are currently estimated to be approximately $36 million. These costs reflect new, incremental costs and the reallocation of resources in pre-existing maintenance budgets. The costs related to the three major initiatives are estimated to be as follows: IT Corporate Applications - $14.1 million, IT Infrastructure - $7.2 million and Non IT-Equipment and Applications - $14.2 million. These costs are being expensed as incurred over the period 1996 to 2000, and it is estimated that a total of $13.6 million has already been expended. There can be no assurance that these estimated costs will not increase as the Company's Y2K program continues.

Strategic initiatives were begun in two areas prior to beginning work on the Y2K issue, and the costs for these initiatives are not included in the estimate above. The Company's energy management system for the Company's transmission grid and the Company's principal financial and accounting systems are being replaced. Each of these projects will eliminate potential Y2K deficiencies; however, that was not a significant consideration at the time replacement decisions were made.

With respect to internal risks, the Company's current assessment of the most reasonable likely worst case scenario is that impacts on either service or financial performance will not be materially adverse. The Company believes, based on the results of testing that has already occurred on a large portion of operating equipment, that if any disruption to service occurs, it will be isolated and of short-term duration. The

Company continues to collaborate
with other major energy suppliers through the joint Electric Power Research Institute's embedded systems project.

The North American Electric Reliability Council (NERC) has conducted an initial assessment of the electric infrastructure, in which the Company participated. The NERC status report, issued in September 1998, indicates that the impact of Y2K on electrical systems may be less than first anticipated and that, with continued work and coordinated contingency planning, operating risks can be effectively mitigated. NERC will perform scenario analyses of potential risks to the electric infrastructure. Until this work is complete, the Company cannot assess a worst case scenario relating to external forces.

As the Company's Y2K program proceeds, the Company will continue to assess its internal and external risks, not all of which are within its control; and it will consider the most reasonably likely worst case scenario. There can be no assurance that all material Y2K risks within the Company's control will have been adequately identified and corrected before the end of 1999. In addition, the Company can make no assurances regarding the Y2K readiness of systems and parties outside its control, nor can it currently assess the effect of any non-readiness by such systems or parties.

The Company utilizes detailed emergency response and disaster recovery plans to ensure high reliability of service to customers. These plans are currently available and are utilized routinely for abnormal service conditions. These plans are being reviewed to incorporate required actions specific to the Y2K issue. The resulting contingency plan will address both Company activities and actions necessary to mitigate the impact of third party disruptions.
These contingency plans will be coordinated with those of the regional independent system operator and NERC. This contingency planning is scheduled to be completed by June 1999.

LEGAL PROCEEDINGS


     See Note 7 to Condensed Consolidated Financial Statements for a description of legal proceedings.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required hereunder for the Corporation is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 1997 Form 10-K and is therefore not presented herein.