Form 10-K
period 1998-12-31
TEXAS UTILITIES CO /TX/; TEXAS UTILITIES ELECTRIC CO
filed 1999-03-24
CIK 1023291, 710182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549



                                 FORM 10-K


           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1998

                               -- OR--

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


           For the Transition Period From___________ to ___________


               Exact Name of Registrant as Specified in
Commission    its Charter; Address of Principal Executive   I.R.S. Employer
File Number          Offices; and Telephone Number         Identification No.


1-12833              Texas Utilities Company                 75-2669310
                     Energy Plaza, 1601 Bryan Street
                     Dallas, TX 75201-3411
                     (214) 812-4600

1-11668              Texas Utilities Electric Company        75-1837355
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



Texas Utilities     Common Stock, without par
  Company             value                        New York Stock Exchange
                                                   The Chicago Stock Exchange
                                                   The Pacific Exchange
                    Growth Prides                  New York Stock Exchange
                    Income Prides                  New York Stock Exchange

TXU Capital I, a    7.25% Preferred Trust          New York Stock Exchange
  subsidiary of        Securities
  Texas Utilities
  Company

Texas Utilities     Depositary Shares, Series A,   New York Stock Exchange
  Electric Company    each representing 1/4 of a
                      share of $7.50 Cumulative
                      Preferred Stock, without par
                      value

Texas Utilities     Depositary Shares, Series B,   New York Stock Exchange
  Electric Company    each  representing 1/4 of a
                      share of $7.22 Cumulative
                      Preferred Stock, without par
                      value

TU Electric         8.25% Trust Originated         New York Stock Exchange
  Capital I, a        Preferred Securities
  subsidiary
  of Texas Utilities
  Electric Company

TU Electric         8.00% Quarterly Income         New York Stock Exchange
  Capital III, a      Preferred Securities
  subsidiary of
  Texas Utilities
  Electric Company




Securities registered pursuant to Section 12(g) of the Act: Preferred Stock of Texas Utilities Electric Company, without par value



Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject
to such filing requirements for the past 90 days.   Yes  __X__    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Texas Utilities Company Common Stock held by non-affiliates, based on the last reported sale price on the composite tape on March 19, 1999: $12,623,598,116.

Aggregate market value of Texas Utilities Electric Company Common Stock held by non-affiliates: None


Common Stock outstanding at March 19, 1999:
    Texas Utilities Company -  282,332,819 shares, without par value
    Texas Utilities Electric Company - 118,714,200 shares, without par value



                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement pursuant to Regulation 14A, which will be filed with the Commission on or about April 5, 1999, are incorporated by reference into Part III of this report.


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

TABLE OF CONTENTS
                                                                       Page
                                                                       ____
                            PART I

Item 1. BUSINESS                                                          1

         LEGAL ENTITIES
           Texas Utilities Company and Subsidiaries                       1
           Texas Utilities Electric Company and Subsidiaries              4
           ENSERCH Corporation and Subsidiaries                           4
           TU International  Holdings Limited and Subsidiaries            5
           Texas Energy Industries, Inc. and Subsidiaries                 6
         COMPETITIVE STRATEGY                                             7
         OPERATING SEGMENTS                                               7
           US Electric                                                    8
           US Gas                                                        20
           US Energy Marketing                                           23
           UK/Europe                                                     24
           Australia                                                     31
           Other Businesses                                              33
         ENVIRONMENTAL MATTERS                                           34

Item 2.  PROPERTIES                                                      37
         CAPITAL EXPENDITURES                                            39

Item 3.  LEGAL PROCEEDINGS                                               40

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             41

EXECUTIVE OFFICERS OF THE COMPANY                                        42


                            PART II

Item 5.  MARKET FOR EACH REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                             43

Item 6.  SELECTED FINANCIAL DATA                                         43

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                           44

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK                                                            44

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     44

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                        44

                            PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF EACH REGISTRANT             45

Item 11. EXECUTIVE COMPENSATION                                          48

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT                                                      58

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  59

                            PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K                                                        60


APPENDIX A - Financial Information of Texas Utilities Company and
             Subsidiaries and Texas Utilities Electric Company and Subsidiaries

                                 PART I

Item 1.  BUSINESS

                             LEGAL ENTITIES

                 TEXAS UTILITIES COMPANY AND SUBSIDIARIES

     Texas Utilities Company (TUC or the Company), a Texas corporation, is a holding company whose principal United States (US) operations are conducted through Texas Utilities Electric Company (TU Electric), ENSERCH Corporation (ENSERCH), and Texas Energy Industries, Inc. (TEI). Its principal international operations are conducted through TU International Holdings Limited (TU International Holdings), whose principal operating subsidiaries include Eastern Group plc (a subsidiary of TXU Eastern Holdings Limited) (Eastern Group) in the United Kingdom (UK) and Eastern Energy Limited (Eastern Energy) in Australia. Through its subsidiaries, the Company engages in the generation, purchase, transmission, distribution and sale of electricity; the gathering, processing, transmission and distribution of natural gas; energy marketing; and telecommunications, retail energy services, international gas operations, power development and other businesses primarily in the US, UK and Australia. Additional information concerning subsidiaries and divisions follows. The Company and its subsidiaries possess all necessary franchises, licenses and certificates to enable them to conduct their respective businesses.

     For financial reporting and other purposes, the Company is treated herein as the successor to TEI, the holding company for the US businesses prior to the August 5, 1997 acquisition of ENSERCH. TEI was organized in 1945 and, prior to August 5, 1997, was known as Texas Utilities Company. Unless otherwise specified, all references to the Company which relate to a period prior to the ENSERCH acquisition shall be deemed to be references to TEI. In December 1998, TEI transferred ownership of TU Electric to the Company.

     At December 31, 1998, the Company and its direct and indirect wholly-owned subsidiaries had 22,055 full-time employees.

Mergers and Acquisitions

     Certain comparisons in this report have been affected by the May 1998 acquisition of The Energy Group PLC (TEG), the August 1997 acquisition of ENSERCH, and the November 1997 acquisition of Lufkin-Conroe Communications Co.
(LCC) by the Company. In December 1995, the Company, through an indirect subsidiary, Texas Utilities Australia Pty. Ltd. (TU Australia), acquired Eastern Energy. Each of these acquisitions was accounted for as a purchase business combination. The results of operations of each acquired company are included in the consolidated financial statements of the Company only for the periods subsequent to their respective dates of acquisition.

      In March 1998, the Company made an offer for all the ordinary shares of TEG. The Company's offer for TEG was declared unconditional on May 19, 1998, which was determined to be the date the Company acquired TEG. By the end of August 1998, the Company had acquired all of TEG's outstanding shares. The Company recorded its approximate 22% equity interest in the net income of TEG for the period March 1998 to May 19, 1998 and has accounted for TEG and Eastern Group as consolidated subsidiaries since May 19, 1998.

     In October 1998, the Company completed a restructuring of its ownership of TEG, so that TU Acquisitions Limited (TU Acquisitions), an indirect subsidiary of the Company, owned Eastern Group through another wholly-owned subsidiary. In February 1999, that ownership was transferred to TU International Holdings, a newly formed holding company for TUC's UK/Europe and Australian companies. TEG has been re-registered as a private limited company incorporated in England and Wales and is now known as Energy Holdings (No. 3) Limited.

      Immediately prior to being acquired by the Company, TEG completed the sale of its US and Australian coal business and US energy marketing operations (Peabody Sale). The TEG businesses acquired by TUC, which exclude those representing the Peabody Sale, are referred to as "TEG Businesses Acquired". The total purchase consideration for the TEG Businesses Acquired was approximately $7.4 billion, including cash paid of $5.8 billion and non-cash consideration of $1.6 billion, which consists primarily of the value assigned to the 37,316,884 shares of TUC common stock issued to those holders of TEG shares who elected to receive shares of TUC common stock in exchange for their TEG shares. At the date of the acquisition, TEG had assets of $10.4 billion, including cash of $3.3 billion, and liabilities of $8.4 billion including a provision for unfavorable contracts and leases and $5.1 billion in debt. The process of determining the fair value of assets acquired and liabilities assumed of TEG has not been completed; however, the excess of the purchase consideration plus acquisition costs over a preliminary estimate of net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of $5.4 billion, which is being amortized over 40 years. This amount is subject to revision as additional information about the fair value of TEG's assets acquired, liabilities assumed and contingencies existing at the acquisition date becomes known. In particular, there is uncertainty over the valuation of the electricity distribution system including metering assets pending finalization of the current distribution price review and the intention that the metering business market becomes competitive in 2000. In addition, there is uncertainty over the final settlement price of the Peabody Sale and the outcome of certain proceedings concerning the pension scheme.

     On August 5, 1997, the merger transactions involving the former Texas Utilities Company, now known as TEI, and ENSERCH were completed. On November 21, 1997, the Company acquired LCC. The assets and liabilities of each acquired company, at the respective acquisition date, were adjusted to their estimated fair values. For each company acquired, the excess of the purchase price paid over the estimated fair value of the net assets acquired and liabilities assumed was recorded as goodwill and is being amortized over 40 years. The process of determining the fair value of assets acquired, liabilities assumed and contingencies existing at the acquisition dates of ENSERCH and LCC was completed in 1998 and resulted in an overall increase in goodwill of approximately $60 million over the preliminary allocations primarily due to refinement of estimates of preacquisition contingencies.

     The following summary of unaudited pro forma consolidated results of the Company's operations reflects the operations of the TEG Businesses Acquired, ENSERCH and LCC as though each acquisition had occurred at the beginning of each period presented. Expenses of the acquisitions incurred by the Company, the 22% equity in earnings of TEG and a one-time windfall tax imposed on TEG have been eliminated. Amounts are in millions of dollars, except per share amounts.

                                                   Year  Ended December 31,
                                       --------------------------------------------------
                                                 1998                      1997
                                       -----------------------   ------------------------
                                       As Reported   Pro forma   As Reported    Pro forma
                                       -----------   ---------   -----------    ---------
     Revenues                             $14,736     $17,319        $7,946      $14,794
     Operating income                       2,463       2,781         1,906        2,719
     Net income                               740         884           660          842
     Average shares outstanding (millions)    265         282           231          286
     Earnings per share of common stock
     Basic                                  $2.79       $3.13         $2.86        $2.95
     Diluted                                $2.79       $3.13         $2.85        $2.94

     The above pro forma results are based on the most current estimate of the fair value of assets acquired, liabilities assumed and contingencies existing as of the acquisition dates of the TEG Businesses Acquired for the 1998 period and ENSERCH and LCC for the 1997 period. These results are not necessarily indicative of what the actual results would have been had the acquisitions occurred at the beginning of these periods. Further, the pro forma results are not intended to be a projection of the future results of the combined companies.

     On February 24, 1999, TU Australia acquired from the Government of Victoria, Australia the gas retail business of Kinetik Energy, which has approximately 400,000 gas customers, and the gas distribution operations of Westar, which are of similar size. The purchase price was $1.0 billion which has been principally financed through banks by the Australian holding company for the Company's Australian operations. A portion of the financing was provided by a six-month subordinated credit facility guaranteed by the Company. The Company will pursue potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and are likely to enhance the long-term return to its shareholders.

     Throughout this document, references to TEG shall mean the consolidated UK entity acquired in May 1998, and Eastern Group or Eastern Electricity shall mean the Company's primary continuing operations in the UK and other parts of Europe subsequent to organizational restructuring of UK/Europe operations. References to Eastern Energy shall mean the Company's primary operations in Australia.

     The following exchange rates have been used to convert foreign currency denominated amounts into US dollars:

                                                      Income
                                                     Statement
                           Balance Sheet         (average for periods
                         (at December 31,)        ended December 31,)
                         -----------------     --------------------------
                           1998      1997        1998     1997     1996
                         -------   -------     -------   -------  -------
   UK pounds sterling    $1.6554      -        $1.6616      -        -
   Australian dollars    $0.6123   $0.6503     $0.6313   $0.7443  $0.7738

     Subsidiaries

     The Company's most significant subsidiaries are as follows:

     Texas Utilities Electric Company

     ENSERCH Corporation
          Lone Star Pipeline Company, a division of ENSERCH Corporation Lone Star Gas Company, a division of ENSERCH Corporation Enserch Energy Services, Inc.

     TU International Holdings Limited
          TXU Eastern Holdings Limited
            Eastern Group plc (UK)

          Texas Utilities Australia Pty. Ltd.
            Eastern Energy Limited (Australia)

     Texas Energy Industries, Inc.

            TEXAS UTILITIES  ELECTRIC COMPANY AND SUBSIDIARIES

      TU Electric is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electric energy wholly within the State of Texas. References herein to TU Electric include its financing subsidiaries (see Note 9 to Consolidated Financial Statements included in Appendix A to this report).

     TU Electric's service area is located in the north central, eastern and western parts of Texas, with a population estimated at 6.1 million - about one-third of the population of Texas. Electric service is provided to over
2.5 million customers in 91 counties and 370 incorporated municipalities, including Dallas, Fort Worth, Arlington, Irving, Plano, Waco, Mesquite, Grand Prairie, Wichita Falls, Odessa, Midland, Carrollton, Tyler, Richardson and Killeen. The area is a diversified commercial and industrial center with substantial banking, insurance, communications, electronics, aerospace, petrochemical and specialized steel manufacturing, and automotive and aircraft assembly. The territory served includes major portions of the oil and gas fields in the Permian Basin and East Texas, as well as substantial farming and ranching sections of the State. The service territory also includes Dallas-Fort Worth International Airport and Alliance Airport. For energy sales and operating revenues contributed by each customer classification, see Texas Utilities Electric Company and Subsidiaries -- Consolidated Operating Statistics included in Appendix A to this report.

     At December 31, 1998, TU Electric had 8,386 full-time employees. Some of these employees provide services to other subsidiaries of the Company, the cost of which is billed out to those subsidiaries.


                  ENSERCH CORPORATION AND SUBSIDIARIES

     ENSERCH is an integrated company focused on natural gas. Its major business operations consist of the gathering, processing, transmission and distribution of natural gas and the marketing of natural gas and electricity through the following companies.

     Lone Star Pipeline Company (Lone Star Pipeline), a division of ENSERCH, is a partially rate-regulated business that owns and operates interconnected natural-gas transmission lines, underground storage reservoirs, compressor stations and related properties, all within Texas. With a system consisting of approximately 7,600 miles of gathering and transmission pipelines in Texas, Lone Star Pipeline is one of the largest gas pipeline companies in the US. Through these facilities, it transports natural gas to distribution systems of Lone Star Gas Company (Lone Star Gas) and other customers. Rates for the services provided to Lone Star Gas are regulated by the Railroad Commission of Texas (RRC) while rates for services to other customers are generally established by competitively negotiated contracts.

     Lone Star Gas, a partially rate-regulated division of ENSERCH, owns and operates natural gas distribution systems and related properties. One of the largest gas distribution companies in the US and the largest in Texas, Lone Star Gas provides service through over 24,000 miles of distribution mains. Through these facilities, it purchases, distributes and sells natural gas to over 1.37 million residential, commercial and industrial customers in approximately 550 cities and towns, including the 11-county Dallas-Fort Worth Metroplex. Lone Star Gas also transports natural gas within its distribution system as market opportunities require.

     Enserch Processing, Inc. (EPI) gathers and processes natural gas to remove impurities and extract natural gas liquids for sale and sells the natural gas remaining after processing.

     Enserch Energy Services, Inc. (EES) is a wholesale and retail marketer of natural gas and electricity in several areas of the US. Its primary natural gas markets, both retail and wholesale, are in Texas, the Northeast, the Midwest and the West Coast. EES makes physical sales of electricity in the wholesale market throughout the US excluding the area of the Electric Reliability Council of Texas (ERCOT). It also provides risk management services for the energy industry throughout the US.

     References herein to ENSERCH include its financing subsidiary (See Note 9 to Consolidated Financial Statements included in Appendix A to this report.)

     At December 31, 1998, ENSERCH and its direct and indirect wholly-owned subsidiaries had 1,423 full-time employees.


              TU INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES

     TU International Holdings, an indirect subsidiary of the Company, is a holding company whose subsidiaries are engaged in international energy generation, purchase, distribution and sales and international gas operations. Through its subsidiaries, TU International Holdings owns Eastern Group, one of the largest integrated electricity and gas groups in the UK and the principal operating entity in the UK/Europe business segment, and Eastern Energy, an electric utility which is the principal operating company in Australia, and the gas retail and distribution operations of Westar/Kinetik in Australia (acquired in February 1999).

     TXU Eastern Holdings Limited's business operations (conducted primarily through Eastern Group) are divided into energy and networks businesses, as follows:

     (i)The energy business comprising the generation of electricity, the retailing of electricity and natural gas and the production of natural gas. The overall financial efficiency of this portfolio of integrated activities is coordinated and optimized by the energy trading activity.

     (ii)The networks business comprising the ownership, management and operation of electricity distribution networks.

     These businesses are carried out primarily in the UK with interests increasingly being developed throughout the rest of Europe, including Scandinavia, Germany, the Czech Republic, The Netherlands, Poland and Spain.

     Eastern Group's major business operations are conducted through the following subsidiaries:

     Eastern Generation Limited (Eastern Generation), the fourth largest generator of electricity in the UK, currently owns, operates or has an interest in ten power stations, representing approximately 9.4% of the UK's total generating capacity of 72.4 gigawatts (GW) as of December 31, 1998.

     Eastern Electricity plc (Eastern Electricity) is the largest supplier (retailer) and distributor of electricity in England and Wales, with approximately 3.2 million customers and an authorized area covering approximately 20,300 square kilometers in the east of England and parts of north London.

     Eastern Natural Gas Limited (Eastern Natural Gas) is one of the largest suppliers of natural gas in the UK.

     Eastern Power and Energy Trading Limited (EPETL) manages for Eastern
Group: (i) the price and volume risks associated with electricity generation, and with electricity and gas retailing, (ii) the supply of fuels required for electricity generation, and (iii) the wholesaling and trading of electricity and natural gas. These exposures are managed by trading EPETL's contract portfolio and by bidding Eastern Generation's output into the wholesale
trading market for electricity in England and Wales (the Pool).   The rules
and procedures for the Pool are currently contained in a Pooling and Settlement Agreement to which all licensed generators and suppliers are a party. EPETL also has equity interests in four natural gas producing fields in the North Sea.

     At December 31, 1998, Eastern Group had approximately 7,000 full-time employees.

     In February 1999, TU Australia was transferred from TEI to TU International Holdings. TU Australia owns all of the common stock of Eastern Energy, an Australian company engaged in the purchase, distribution, marketing and sale of electric energy to approximately 500,000 customers in a 31,000 square mile distribution service area extending from the outer eastern suburbs of the Melbourne metropolitan area to the eastern coastal areas of the State of Victoria and north to the State of New South Wales border. References herein to TU Australia include its primary operating subsidiary, Eastern Energy.

     In 1998, TU International Holdings acquired Lone Star Gas International, Inc. (LSGI) from TEI. LSGI is currently focused in the Mexico Federal District and in Santiago, Chile, and its operations consist primarily of ownership in gas distribution systems.


              TEXAS ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

     TEI is a holding company for certain subsidiaries engaged in or supporting the purchase, transmission, distribution and sale of electric energy; telecommunications; retail energy services; power development; and other businesses.

     Southwestern Electric Service Company (SESCO) is engaged in the purchase, transmission, distribution and sale of electric energy in ten counties in the eastern and central parts of Texas with a population estimated at 127,000.

     Texas Utilities Fuel Company (Fuel Company) owns a natural gas pipeline system; acquires, stores and delivers fuel gas; and provides other fuel services, at cost, for the generation of electric energy by TU Electric.

     Texas Utilities Mining Company (Mining Company) owns, leases and operates fuel production facilities for the surface mining and recovery of lignite, at cost, for the generation of electric energy by TU Electric.

     LCC is the parent company of Lufkin-Conroe Telephone Exchange, Inc.
(LCTX), Lufkin-Conroe Telecommunications Corporation and its subsidiaries
(LCT) and LCT Long-Distance, Inc. (LCTLD). LCTX is an independent local exchange carrier providing regulated telephone services to its customers for 100 years and has over 105,000 access lines. It also provides access services to a number of interexchange carriers who provide long-distance services.
LCT owns fiber optic cable systems that it leases to AT&T and provides Internet access, radio communication tower rentals, cellular mobile telephones and radio paging services and private branch exchange service to local customers. LCT is also a communications transport facility provider. LCTLD provides interexchange long-distance service, with a primary focus on business customers.

     Texas Utilities Communications Inc. provides access to advanced telecommunications technology, primarily for the Company's expected expansion of the energy services business and currently holds a 20% ownership interest in Primeco Communications, Inc.'s Texas operations.

      Texas Utilities Integrated Solutions Inc. is an unregulated company providing retail energy services. The company bundles energy-related products and services for selected target market segments.

     Texas Utilities Services Inc. (TU Services) provides financial, accounting, information technology, environmental, customer, procurement and personnel services and other administrative services, at cost, to the Company and its other subsidiaries. TU Services acts as transfer agent, registrar and dividend paying agent with respect to the common stock of the Company, the preferred stock and preferred securities of TU Electric and ENSERCH and transfer agent and registrar for the preferred securities of the Company and as agent for participants under the Company's Direct Stock Purchase and Dividend Reinvestment Plan.

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

                        COMPETITIVE STRATEGY

     The Company has developed a strategy designed to achieve operations of significant scale in selected regions by integrating and leveraging its capabilities across multiple products and services. The Company plans to enhance its leading position in electric, gas, and related services in Texas, develop broad-based energy and related businesses in other US regions determined by the Company to be promising, achieve a substantial, broad-based position in selected international regions, and build on customer relationships through retail energy and related services.

                        OPERATING SEGMENTS

     Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information," became effective for reporting purposes at year-end 1998. In accordance with the provisions of that standard, the Company has five reportable operating segments:

     (1) US Electric - operations engaged in the generation, purchase, transmission, distribution and sale of electric energy primarily in the north central, eastern and western portions of Texas (primarily TU Electric, SESCO, Fuel Company and Mining Company operations);

     (2) US Gas - operations engaged in the gathering, processing, transmission and distribution of natural gas and selling of natural gas liquids primarily within Texas (primarily Lone Star Gas, Lone Star Pipeline and EPI);

     (3) US Energy Marketing - operations engaged in purchasing and selling natural gas and electricity and providing risk management services for the energy industry throughout the US (EES);

     (4) UK/Europe - operations engaged in the generation, purchase, distribution and sale of electricity and the purchase and sale of natural gas primarily in the UK, with additional energy interests throughout the rest of Europe (primarily Eastern Group);

     (5) Australia - operations engaged in the purchase, distribution and sale of electricity and natural gas and the provision of other energy-related services primarily in the State of Victoria, Australia (primarily Eastern Energy); and

     Other - non-segment operations consist of telecommunications, retail energy services, international gas operations, power development and other energy development activities.

     Financial information required hereunder is set forth in Note 17 to Consolidated Financial Statements included in Appendix A to this report.

     TU Electric has only one reportable operating segment.

US ELECTRIC SEGMENT

GENERAL

      US Electric operations are engaged in the generation, purchase, transmission, distribution and sale of electric energy primarily in the north central, eastern and western portions of Texas (primarily TU Electric, SESCO, Fuel Company and Mining Company operations).

US Electric Consolidated Operating Statistics
Years Ended December 31

                                                        1998         1997         1996
                                                      -------      -------      -------
ELECTRIC ENERGY GENERATED AND PURCHASED
   (Gigawatt-hours - GWh)
     Generated - net station output                    97,574       91,298       88,130
     Purchased and net interchange                     12,205       11,980       13,029
                                                      -------      -------      -------
          Net generated and purchased                 109,779      103,278      101,159
     Company use, losses, and unaccounted for           6,637        6,255        5,905
                                                      -------      -------      -------
          Total electric energy sales                 103,142       97,023       95,254
                                                      =======      =======      =======

ELECTRIC ENERGY SALES (GWh)
     Residential                                       37,299       33,967       33,469
     Commercial                                        29,617       27,602       26,731
     Industrial                                        25,313       24,785       24,375
     Government and municipal                           6,652        6,170        6,053
                                                      -------      -------      -------
          Total general business                       98,881       92,524       90,628
     Other electric utilities                           4,261        4,499        4,626
                                                      -------      -------      -------
          Total electric energy sales                 103,142       97,023       95,254
                                                      =======      =======      =======
OPERATING REVENUES (millions of dollars)
     Base rate revenues
          Residential                                  $2,192       $2,025       $2,028
          Commercial                                    1,327        1,256        1,248
          Industrial                                      593          593          600
          Government and municipal                        324          301          299
                                                      -------      -------      -------
            Total general business                      4,436        4,175        4,175
          Other electric utilities                        125          139          146
                                                      -------      -------      -------
            Total base rate revenues                    4,561        4,314        4,321
          Fuel revenue (including over/under-recovered) 1,788        1,697        1,671
          Transmission service revenues                   126          114          --
          Other operating revenues                         66           51           85
                                                      -------      -------      -------
               Total operating revenues                $6,541       $6,176       $6,077
                                                      =======      =======      =======

ELECTRIC CUSTOMERS (end of year - in thousands)         2,544        2,490        2,432


Degree days (average for service area)
     Percent of normal:
          Cooling                                      130.3%       94.2 %       115.1%
          Heating                                       89.2%      106.0 %        94.0%

Generation

TU Electric

     Generating Units - At December 31, 1998, TU Electric owned or leased and operated 80 electric generating units with an aggregate net generating capability of 21,080 megawatts (MW) (See Item 2. Properties).

The Company and TU Electric

      Electricity Peak Load and Generation Capability - The electricity peak load and net generation capability for TU Electric is contained in the table below. For SESCO, peak load was 258 MW on August 3, 1998. SESCO generates no electric energy.

TU Electric

     TU Electric's net capability, peak load and reserve, in MW, at the time of peak were as follows during the years indicated:

                                          Electricity
                                            Peak Load(a)

                                          Increase         Firm
                 Net                        Over           Peak
Year          Capability     Amount      Prior Year        Load       Reserve(b)
----          ----------     ------      ----------       ------      ----------
1998          22,579 (c)     21,383         5.1%          20,351         2,228
1997          22,449 (d)     20,351         3.5%          19,229         3,220
1996          22,389 (e)     19,668         2.5%          18,930         3,459

(a) The 1998 peak load occurred on August 3. TU Electric's peak load includes interruptible load at the time of peak of 1,032 MW in 1998, 1,122 MW in 1997 and 738 MW in 1996.
(b) Amount of net capability in excess of firm peak load at the time of peak.
(c) Included in net capability is 1,499 MW of firm purchased capacity, of which 1,164 MW is cogeneration and small power production, and 335 MW is short-term firm summer capacity purchased in 1998 from three different suppliers.
(d) Included in net capability is 1,224 MW of firm purchased capacity, of which 1,164 MW is cogeneration and small power production, and 60 MW is short-term firm summer capacity purchased in 1997 from a power marketer.
(e) Included in net capability is 1,164 MW of firm purchased capacity, all of which is cogeneration and small power production.

     The peak load changes for 1998 as compared to 1997 resulted primarily from customer growth and increased usage due to hotter-than-normal weather. The peak load changes for 1997 and 1996, compared in each case to the prior
year, resulted primarily  from customer growth and weather factors.   TU
Electric expects to continue to purchase capacity in the future from various sources. (See Fuel Supply and Purchased Power and Note 14 to Consolidated Financial Statements included in Appendix A to this report.) Firm peak load (including interruptible contracts) increases over the next five years are expected to average approximately 2.2% annually, after consideration of load management programs.

     Resource Estimates - Changes in utility regulation and legislation at the federal and state levels such as the Public Utility Regulatory Policy Act of 1978 (PURPA), the National Energy Policy Act of 1992 (Energy Policy Act) and the 1995 amendments to the Public Utility Regulatory Act (PURA) in Texas have significantly changed the way utilities plan for new resources. TU Electric believes that competitive market forces will be a major factor in determining future resource additions to serve customer loads. Thus, for planning purposes, TU Electric can no longer readily identify the ownership and types of resources to include in its integrated resource plan (IRP) before the actual selection of those resources. TU Electric has reflected this uncertainty through use of the term "Unspecified Resources." Except for known contracts, all potential new resource needs are designated as "Unspecified Resources."

      A portion of TU Electric's near-term resource needs have been alleviated with the extension of an existing purchased power contract through the year 2002. In addition, TU Electric has secured additional resources for the years 1999, 2000 and 2001 from various suppliers through short-term (two years or less) purchased power contracts. (See Fuel Supply and Purchased Power.) Thus, the immediate need to issue a solicitation for additional resources has been deferred. TU Electric is continuing to review the need and timing for purchasing additional resources.

     TU Electric requested and received approval from the Public Utility Commission of Texas (PUC) to expand its Power Cost Recovery tariff to provide current recovery of acquisition costs for demand-side management resources acquired in PUC-approved solicitations and for eight previously approved demand-side management contracts entered into by TU Electric to the extent such costs are not currently reflected in TU Electric's base rates.

     The resource additions identified in TU Electric's 1999 IRP for the next five years are as follows:

                                                    1999-2003
                                            --------------------------
                                                Firm
                                             Capability
             Resource Additions                 (MW)          Percent
                                            -----------      --------

Load management (a)                               81            2.4%
Renewable resources (b)                            4            0.1
Long-term purchase (c)                            25            0.8
Unspecified resources                          3,261           96.7
                                              ------          -----
     Total                                     3,371          100.0%
                                              ======          =====

(a) TU Electric has negotiated and signed contracts with eight suppliers of demand-side management services designed to displace a total of 72 MW by 2004.
(b) TU Electric has negotiated and signed one purchased power contract for approximately 35 MW (4 MW firm) of wind-powered resources to be placed in service during 1999.
(c) TU Electric has negotiated and signed a three-year extension to an existing purchased power contract for an increase in contract capacity from 410 MW to 435 MW.

     The exact timing of when retail competition will occur in Texas is unknown at this time. Some states in the US, for example, California and Pennsylvania, already have retail competition. Many others, including Texas, are considering it. The issue of retail competition is being discussed extensively during the current session of the Texas legislature and some form of legislation may be enacted. Because of this uncertainty and the potential impact of retail competition on TU Electric's ability to retain customers presently served, any forecasts of future resource needs beyond the near-term (i.e., five years or less) would be speculative. Consequently, TU Electric is providing only resource information for the next five years (1999-2003).

     Fuel Supply And Purchased Power -- Net input for the US Electric segment during 1998 totaled 109,779 GWh of which 97,574 GWh were generated by TU Electric. Average fuel and purchased power cost (excluding capacity charges) per kilowatt-hour (kWh) of net input for the US Electric segment (and TU Electric) were 1.78 (1.77) cents for 1998, 1.85 (1.84) cents for 1997 and
1.79 (1.79) cents for 1996, respectively.   A comparison of TU Electric's
resource mix for net kWh input and the unit cost per million British thermal units (Btu) of fuel during the last three years is as follows:

                                         Mix for Net                  Unit Cost
                                          kWh Input                   kWh Input
                                    -----------------------    -------------------------
                                     1998     1997     1996      1998     1997      1996
                                    -----    -----    -----     -----    -----     -----
Fuel for Electric Generation:
     Gas/Oil (a)                     36.7%    32.9%    33.0%    $2.39    $2.80     $2.66
     Lignite/Coal (b)                36.5     38.9     39.6      1.03     1.04      1.03
     Nuclear                         16.4     17.1     15.0      0.59     0.57      0.56
                                    -----    -----    -----
Total/Weighted Average Fuel Cost     89.6     88.9     87.6     $1.52    $1.62     $1.58
Purchased Power (c)                  10.4     11.1     12.4
                                    -----    -----    -----
Total                               100.0%   100.0%   100.0%
                                    =====    =====    =====

(a) Fuel oil was an insignificant component of total fuel and purchased power requirements.
(b) Lignite/coal cost per ton to TU Electric was $13.20 in 1998, $13.24 in 1997 and $13.22 in 1996.
(c) Excludes SESCO's power purchased from TU Electric: 1998 - 934 GWh; 1997 - 543 GWh; and 1996 - 616 GWh .

     In 1998, the US Electric segment purchased a net of 12,205 GWh or approximately 11.1% of its energy requirements. TU Electric and SESCO had available 1,757 MW of firm purchased capacity under contract, including 335 MW of short-term capacity to meet the 1998 summer peak and a full requirements contract to meet the needs of SESCO. TU Electric began receiving energy in December 1998 under a purchased power contract for energy from wind turbines equivalent to approximately 35 MW (4 MW of firm capacity at peak). Completion of the facility is anticipated in 1999. This facility will include four of the largest commercial wind turbines in the world, rated at 1.65 MW each. TU Electric has executed or extended contracts with various suppliers to provide an additional 970 MW, 1,660 MW and 2,160 MW to help meet the summer peaks of 1999, 2000 and 2001, respectively. TU Electric expects to acquire additional amounts of purchased resources in the future to adequately and reliably accommodate its customers' electrical needs. Such resources will be acquired in accordance with the requirements of PURA and the PUC Substantive Rules.
For information concerning future resource requirements, see Electricity Peak Load and Generation Capability.

     TU Electric has signed a two-year contract to buy 500 MW in 2000 and 1,000 MW in 2001 from the 1,100 MW merchant plant being built by American National Power, Inc. (ANP) in Midlothian, Texas (26 miles south of Dallas). This is TU Electric's largest purchase contract so far from a merchant plant and one of several contracts signed recently to meet projected demand. Also for the first time, the transmission business is building facilities to connect a merchant plant to TU Electric's power grid. Lone Star Pipeline's transportation services are also participating in a contract with ANP to deliver up to half of the plant's 180 million cubic feet (MMcf) natural gas maximum daily requirement through its pipeline.

     TU Electric and SESCO are unable to predict: (i) whether or not problems may be encountered in the future in obtaining the fuel and purchased power each will require, (ii) the effect upon operations of any difficulty either of them may experience in protecting rights to fuel and purchased power now under contract, or (iii) the cost of fuel and purchased power. The reasonable costs of fuel and purchased power of TU Electric and SESCO are generally recoverable subject to the rules of the PUC. (See Regulation and Rates for information pertaining to the method of recovery of purchased power and fuel costs.)

The Company and TU Electric

     Gas/Oil -- Fuel gas for units at eighteen of the principal generating stations of TU Electric, having an aggregate net gas/oil capability of 12,955 MW, was provided during 1998 by Fuel Company. Fuel Company supplied approximately 12% of such fuel gas requirements under contracts with producers at the wellhead and 88% under contracts with commercial suppliers.

     Fuel oil can be stored at seventeen of the principally gas-fueled generating stations. At December 31, 1998, TU Electric had fuel oil storage capacity sufficient to accommodate approximately 6.1 million barrels of oil and had approximately 2.3 million barrels of oil in inventory.

     Fuel Company has acquired supplies of gas from producers at the wellhead under contracts expiring at intervals through 2008. As gas production under these contracts declines and contracts expire, new contracts are expected to be negotiated to replenish or augment such supplies. Fuel Company has negotiated gas purchase contracts, with terms ranging from one to ten years, with a number of commercial suppliers. Additionally, Fuel Company has entered into a number of short-term gas purchase contracts with other commercial suppliers at spot market prices. In general, these spot gas purchase contracts require both the buyer and seller to purchase and deliver the gas on negotiated terms during the agreed-upon delivery period. In the past, curtailments of gas deliveries have been experienced during periods of winter peak gas demand; however, such curtailments have been of relatively short duration, have had a minimal impact on operations and generally have required utilization of fuel oil and gas storage inventories to replace the gas curtailed. No curtailments were experienced during 1998.

     Fuel Company owns and operates an intrastate natural gas pipeline system that extends from the gas-producing area of the Permian Basin in West Texas to the East Texas gas fields and southward to the Gulf Coast area. This system includes a one-half undivided interest in a 36-inch pipeline that extends 395 miles from the Permian Basin area to a point of termination south of the Dallas-Fort Worth area. Additionally, Fuel Company owns a 39% undivided interest in another 36-inch pipeline connecting to this pipeline and extending 58 miles eastward to one of Fuel Company's underground gas storage facilities. Fuel Company also owns and operates approximately 1,450 miles of various smaller capacity lines that are used to gather and transport natural gas from other gas-producing areas. The pipeline facilities of Fuel Company form an integrated network through which fuel gas is gathered and transported to certain TU Electric generating stations for use in the generation of electric energy.

     Fuel Company also owns and operates three underground gas storage facilities with a usable capacity of 26.9 billion cubic feet, with approximately 12.9 billion cubic feet of gas in inventory at December 31, 1998. Gas stored in these facilities currently can be withdrawn for use during periods of peak demand to meet seasonal and other fluctuations or curtailment of deliveries by gas suppliers. Under normal operating conditions, up to 400 million cubic feet can be withdrawn each day for a ten-day period, with withdrawals at lower rates thereafter. One of these gas storage facilities, the Worsham-Steed facility located in Jack County, Texas will be retired after withdrawal of the economically recoverable gas.

TU Electric

     Lignite/Coal -- Lignite is used as the primary fuel in two units at the Big Brown generating station (Big Brown), three units at the Monticello generating station (Monticello), three units at the Martin Lake generating station (Martin Lake), and one unit at the Sandow generating station (Sandow), having an aggregate net capability of 5,825 MW. TU Electric's lignite units have been constructed adjacent to surface minable lignite reserves. At the present time, TU Electric owns in fee or has under lease an estimated 476 million tons of proven reserves dedicated to the Big Brown, Monticello and Martin Lake generating stations. TU Electric also owns in fee or has under lease in excess of 271 million tons of proven reserves not dedicated to specific generating stations. Mining Company operates owned and/or leased equipment to remove the overburden and recover the lignite. One of TU Electric's lignite units, Sandow Unit 4, is fueled from lignite deposits owned by Alcoa, which furnishes fuel at no cost to TU Electric for that portion of energy generated from such unit that is equal to the amount of energy delivered to Alcoa (see Texas Utilities Electric Company and Subsidiaries - Consolidated Operating Statistics included in Appendix A to this report).

     Lignite production operations at Big Brown, Monticello and Martin Lake are accompanied by an extensive reclamation program that returns the land to productive uses such as wildlife habitats, commercial timberland and pasture land. For information concerning federal and state laws with respect to surface mining, see Environmental Matters.

     TU Electric supplements TU Electric-owned lignite fuel at Monticello with western coal from the Powder River Basin (PRB) in Wyoming. The coal is purchased from two suppliers under two-year contracts and is transported from the PRB to TU Electric's generating plants by railcar under a three-year contract scheduled to expire on December 31, 2001.

     TU Electric currently plans to supplement its lignite fuel at Martin Lake and Big Brown utilizing western coal to be delivered beginning in the year 2000. Construction of a 25-mile rail spur into Big Brown to facilitate the delivery of the western coal began in July 1998 and is expected to be completed by July 2000.

The Company

     In the third quarter of 1998, the Company settled its advance royalty obligations for certain coal reserves with a cash payment of approximately $136 million and a transfer of rights to the coal reserves and related land. The advance royalty obligations amounted to $16 million per year through 2017.

TU Electric

     Nuclear -- TU Electric owns and operates two nuclear-fueled generating units at the Comanche Peak nuclear powered electric generating station (Comanche Peak), each of which is designed for a net capability of 1,150 MW.

     The nuclear fuel cycle requires the mining and milling of uranium ore to provide uranium oxide concentrate (U3O8), the conversion of U3O8 to uranium hexafluoride (UF6), the enrichment of the UF6 and the fabrication of the enriched uranium into fuel assemblies. TU Electric has on hand, or has contracted for, the raw materials and services it expects to need for its nuclear units through future years as follows: uranium (1999), conversion
(2003), enrichment (2014), and fabrication (2011). Although TU Electric cannot predict the future availability of uranium and nuclear fuel services, TU Electric does not currently expect to have difficulty obtaining U3O8 and the services necessary for its conversion, enrichment and fabrication into nuclear fuel for years later than those shown above.

     The Energy Policy Act has provisions for the recovery of a portion of the costs associated with the decommissioning and decontamination of the gaseous diffusion plants used to enrich uranium for fuel. These costs are being recovered in annual fees paid to the United States Department of Energy (DOE) as determined by the Secretary of Energy. The total unescalated assessment for all domestic utilities is capped at $150 million per federal fiscal year assessable for fifteen years. TU Electric's assessment for the 1999 federal fiscal year, as calculated by the DOE, is approximately $1 million.

     The Nuclear Waste Policy Act of 1982, as amended (NWPA), provides for the development by the DOE of interim storage and permanent disposal facilities for spent nuclear fuel and/or high level radioactive waste materials. In January 1998, the DOE did not meet its obligation to begin accepting spent nuclear fuel. The DOE continues to maintain its position that no obligation to begin acceptance of spent nuclear fuel exists despite a US Court of Appeals decision affirming the Company's position that such an obligation does exist. However, Secretary of Energy William Richardson recently testified that the DOE is evaluating a proposal to take title to nuclear waste immediately and to pay for storage of such waste at reactor sites until a permanent repository is available. TU Electric is unable to predict what impact, if any, the DOE's delay will have on the Company's future operations. Under provisions of the NWPA, funding for the program is provided by a one-mill per kWh fee currently levied on electricity generated and sold from nuclear reactors, including the Comanche Peak units.

     TU Electric's onsite spent nuclear fuel storage capability is sufficient to accommodate the operation of Comanche Peak through the year 2017, while fully maintaining the capability to off-load the core of one of the nuclear-fueled generating units. Additional approval from the Nuclear Regulatory Commission (NRC) will be required to utilize this full storage capability. TU Electric is currently pursuing options for utilizing a larger portion of the full storage capability, subject to approval by the NRC.

Transmission

     In 1995, TU Electric became the first utility in Texas to functionally unbundle, or separate, its transmission operations into a business unit. The unit operates independently within the larger company and has the flexibility to adapt to changing market and regulatory forces. It is now one of the key components of the US Electric business segment. TU Electric and SESCO are members of ERCOT, an intrastate network of investor-owned entities, cooperatives, public entities, non-utility generators and power marketers. ERCOT is the regional reliability coordinating organization for member electric power systems in Texas, the Independent System Operator (ISO) of the interconnected transmission system of those systems, and is responsible for ensuring equal access to transmission service by all wholesale market participants in the ERCOT region.

     The function of the transmission business is to provide non-discriminatory wholesale open access to TU Electric's transmission facilities through business practices consistent with the standard of conduct rules enacted by the PUC. The transmission system transverses almost 200,000 square miles of Texas and consists of over 13,000 circuit miles of transmission line and over 900 substations.

     The transmission business supports the operation of the ERCOT ISO and all ERCOT members, as well as TU Electric's responsibilities and obligations to its wholesale and retail customers. The transmission business unit has planning, design, construction, operation, and maintenance responsibility for the transmission grid and for the load serving substations.

     Services are provided under tariffs approved by the PUC and the Federal Energy Regulatory Commission (FERC). Transmission service offers the use of the transmission system for delivery of power over facilities operating at 60,000 volts and above. Transformation service offers the use of substation assets to transform voltage to below 60,000 volts.

     Other services offered by the transmission business include: static and dynamic scheduling and miscellaneous services such as system impact studies, facilities studies, and maintenance of substations and transmission lines owned by other parties.

     The transmission business is participating with the ISO and other ERCOT utilities to plan, design and obtain regulatory approval and construct new transmission lines necessary to increase bulk power transfer capability and to remove existing limitations on the ERCOT transmission grid.

     The principal generating facilities of TU Electric and load centers of TU Electric and SESCO are connected by 3,863 circuit miles of 345-kilovolt (kV) transmission lines and 9,327 circuit miles of 138- and 69-kV transmission lines. SESCO is connected to TU Electric by three 138-kV lines, ten 69-kV lines and three lines at distribution voltage.

Distribution

     The TU Electric distribution system supplies electricity to approximately
2.5 million customers (including approximately 2.2 million residential customers and 300,000 commercial and industrial businesses). On average, TU Electric has added approximately 45,000 customers to its system each year for the last several years. The electric distribution business consists of the ownership, management, construction, maintenance and operation of the distribution network within TU Electric's certificated service area.

     TU Electric's distribution network receives electricity from the transmission grid through approximately 700 power distribution substations and distributes electricity to end users and wholesale customers through approximately 2,700 distribution feeders.

     The TU Electric distribution network consists of approximately 51,000 miles of overhead and 9,600 miles of underground conductors. The majority of the distribution system operates at 25 kV and 12.5 kV. Approximately 75% of the system (in line-miles) is classified as rural, serving approximately 45% of the system's customers.

REGULATION AND RATES

The Company and TU Electric

     The Company is a holding company as defined in the Public Utility Holding Company Act of 1935. However, the Company and all of its subsidiary companies are exempt from the provisions of such Act, except Section 9(a)(2) which relates to the acquisition of securities of public utility companies and
Section 33 which relates to the acquisition of foreign (non-US) utility companies.

     The Company is also subject to various other federal, state and local regulations. (See discussion below and Environmental Matters.)

     TU Electric and SESCO do not transmit electric energy in interstate commerce or sell electric energy at wholesale in interstate commerce, or own or operate facilities therefor, and their facilities are not connected directly or indirectly to other systems that are involved in such interstate activities, except during the continuance of emergencies permitting temporary or permanent connections or under order of the FERC exempting TU Electric and SESCO from jurisdiction under the Federal Power Act. TU Electric and SESCO therefore believe that they are not public utilities as defined in the Federal Power Act and have been advised by their counsel that they are not subject to general regulation under such Act.

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

     Docket 9300 -- The PUC's final order (Order) in connection with TU Electric's January 1990 rate increase request (Docket 9300) was ultimately reviewed by the Supreme Court of Texas (Supreme Court). As a result, an aggregate of $909 million of disallowances with respect to TU Electric's reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to the Company's and TU Electric's earnings, has been remanded to the District Court with instructions that it be remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC also was required to reevaluate the appropriate level of TU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. In connection with the settlement of Docket 18490, proceedings in the remand of

Docket 9300 have been stayed prior to January 1, 2000. The Company and TU Electric cannot predict the outcome of the reconsideration of the Order on remand by the PUC.

     Dockets 15638 and 15840 -- In May 1996, TU Electric filed with the PUC its transmission cost information and tariffs for open-access wholesale transmission service (Docket 15638) in accordance with PUC rules. In August 1997, the PUC approved final tariffs for TU Electric and implemented rates for other transmission providers within ERCOT (Docket 15840). Under rates implemented by the PUC, TU Electric's payments for transmission service exceed its revenues for providing transmission service. The PUC has adopted a rate-moderation plan that will minimize the impact of the new pricing mechanism for the first three years the rules are in effect. The current maximum impact on TU Electric for 1999 is a deficit of $12 million.

     Docket 18490 -- The PUC approved the non-unanimous stipulation filed on December 17, 1997. The stipulation, modified to incorporate changes made by the PUC, resulted in base rate credits beginning January 1, 1998 of 4% for residential customers, 2% for general service secondary customers and 1% for all other retail customers and additional base rate credits for residential customers of 1.4% beginning January 1, 1999. Other provisions of the stipulation (i) impose an annual earnings cap on TU Electric's rate of return on rate base during 1998 and 1999, based in part on an 11.35% return on average common equity and a cap on operations and maintenance expense at a specified level, with any sums earned above the earnings cap being applied as additional nuclear production depreciation, (ii) allow TU Electric to record depreciation applicable to transmission and distribution assets in 1998 and 1999 as additional depreciation of nuclear production assets, (iii) establish an updated cost of service study that includes interruptible customers as customer classes, (iv) result in the permanent dismissal of pending appeals of prior PUC orders, if all other parties that have filed appeals of those dockets also dismiss their appeals, (v) result in the stay of any proceedings in the remand of Docket 9300 prior to January 1, 2000, and (vi) flow all gains from off-system sales of electricity in excess of the amount included in base rates to customers through the fuel factor. Modifications that were also approved by the PUC include: (i) imputing $16 million of revenues from discounted rates in the calculation of the return cap, (ii) limiting the recovery of interest on any new debt issued prior to December 31, 1999 to the interest rate available to TU Electric at its bond rating as of January 1, 1998 in the calculation of the return cap, (iii) limiting the amount of annual capital additions to production plant to 1.5% of TU Electric's net plant in service on December 31, 1996 in the calculation of the return cap, and (iv) permitting TU Electric, at its discretion, to apply earnings as additional depreciation of nuclear production assets, after the determinations have been made under the return cap. Certain parties that did not sign the stipulation have appealed the PUC's approval by filing suit in state district court. The Company and TU Electric cannot predict the outcome of these appeals.

     For the year ended December 31, 1998, TU Electric recorded $170 million as additional depreciation of nuclear production assets, representing 1998 earnings in excess of the stipulated return cap. Including deferred income tax effects, the net effect was a $143 million reduction in net income for the year ended December 31, 1998. In addition, for the year there was $183 million of depreciation expense reclassified from transmission and distribution to nuclear production assets. TU Electric will file with the PUC its first report, concerning the earnings cap calculation for 1998, by March 31, 1999. Interested parties are allowed to challenge the calculation and the reasonableness of the underlying costs. The Company and TU Electric are unable to predict whether any such challenge will be filed or the outcome of any such challenge.

     Fuel Cost Recovery Rule -- Pursuant to a PUC rule, the recovery of TU Electric's eligible fuel costs is provided through fixed fuel factors. The rule allows a utility's fuel factor to be revised upward or downward every six months, according to a specified schedule. A utility is required to petition to make either surcharges or refunds to ratepayers, together with interest based on a twelve-month average of prime commercial rates, for any material cumulative under- or over-recovery of fuel costs. If the cumulative difference of the under- or over-recovery, plus interest, exceeds 4% of the annual estimated fuel costs most recently approved by the PUC, it will be deemed to be material.

     Final reconciliation of fuel costs must be made either in a reconciliation proceeding, which may cover no more than three years and no less than one year, or in a general rate case. In a final reconciliation, a utility has the burden of proving that fuel costs under review were reasonable and necessary to provide reliable electric service, that it has properly accounted for its fuel-related revenues, and that fuel prices charged to the utility by an affiliate were reasonable and necessary and not higher than prices charged for similar items by such affiliate to other affiliates or nonaffiliates. In addition, for generating utilities like TU Electric, the rule provides for recovery of purchased power capacity costs through a power cost recovery factor (PCRF) with respect to purchases from qualifying facilities, to the extent such costs are not otherwise included in base rates. The energy-related costs of such purchases are included in the fixed fuel factor. For non-generating utilities, the rule provides for the recovery of all costs of power purchased at wholesale chargeable under rate schedules approved by a federal or state regulatory authority and all amounts paid to qualifying facilities for the purchase of capacity and/or energy, to the extent such costs are not otherwise included in base rates. Penalties of up to 10% will be imposed in the event an emergency increase has been granted when there was no emergency or when collections under the PCRF exceed PCRF costs by 10% in any month or 5% in the most recent twelve months.

     Fuel Reconciliation Proceeding (Docket 20285) -- On December 30, 1998, in accordance with PUC rules, TU Electric filed a petition with the PUC seeking final reconciliation of all eligible fuel and purchased power expenses incurred during the reconciliation period of July 1, 1995 through June 30, 1998, amounting to a total of $5.04 billion. The Company and TU Electric are unable to predict the outcome of such proceeding.

     In addition, as permitted by the PUC rules, TU Electric is also seeking an accounting order from the PUC that will allow certain costs incurred to facilitate the use of coal as a supplemental fuel at its Monticello plant to be treated as eligible fuel costs and billed pursuant to TU Electric's fuel cost factor. By incurring these expenses, the Company and TU Electric believe they have significantly improved the reliability of the supply of fuel to Monticello and have, at the same time, lowered the fuel expense that would be incurred in the absence of these investments.

     Flexible Rate Initiatives -- TU Electric continues to offer flexible rates in over 160 cities with original regulatory jurisdiction within its service territory (including the cities of Dallas and Fort Worth) to non-residential retail and wholesale customers that have viable alternative sources of supply and would otherwise leave the system. TU Electric also continues to offer in those cities an economic development rider to attract new businesses and to encourage customers to expand their facilities as well as an environmental technology rider to encourage qualifying customers to convert to technologies that conserve energy or improve the environment. TU Electric will continue to pursue the expanded use of flexible rates when such rates are necessary to be price-competitive.

     TU Electric also offers optional time-of-use rates to residential, commercial, and industrial customers under rates approved on an interim basis by the PUC in October 1997, in areas where the PUC retains sole regulatory jurisdiction. These time-of-use rate options allow participating customers to plan and manage their electrical energy usage to shift their loads from the TU Electric on-peak periods to off-peak periods. This reduces TU Electric's requirements for capacity resources to meet the peak electrical load of all of its customers. A ruling from the PUC approving these rates is expected by the second quarter of 1999. On January 15, 1999, the Company applied for approval of these rates with municipal regulatory authorities in 173 cities, in the form that it expects the PUC ultimately to approve. A majority of the cities involved have already approved such rates. The Company and TU Electric estimate that any decrease in revenue resulting from the implementation of these rates will be offset by the reduced costs associated with the peak load reductions achieved.

COMPETITION

     General -- The Energy Policy Act addresses a wide range of energy issues and is intended to increase competition in electric generation and broaden access to electric transmission systems. In addition, PURA impacts the PUC and its regulatory practices and encourages increased competition in the wholesale electric utility industry in Texas. Although the Company is unable to predict the ultimate impact of the Energy Policy Act, PURA and any related regulations or legislation on the US Electric segment companies' operations, it believes that such actions are consistent with the trend toward increased competition in the energy industry.

     As legislative, regulatory, economic and technological changes occur, the energy and utility industries are faced with increasing pressure to become more competitive while adhering to regulatory requirements. The level of competition is affected by a number of variables, including price, reliability of service, the cost of energy alternatives, new technologies and governmental regulations.

     As a result of the shift in emphasis toward greater competition, large and small industry participants are offering energy services and energy-related products that are both economically and environmentally attractive to customers. In Texas, aggressive marketing of competitive prices by rural electric cooperatives, municipally-owned electric systems, and other energy providers not subject to the traditional governmental regulation experienced by the utility industry has intensified competition within the state's wholesale markets and, in multi-certificated areas, retail customer markets.

     In order to remain competitive, the US Electric segment companies are aggressively managing their operating costs and capital expenditures through streamlined business processes and are developing and implementing strategies to address an increasingly competitive environment. These strategies include initiatives to improve the return on corporate assets and to maximize shareholder value through new marketing programs, creative rate design and new business opportunities. Additional initiatives under consideration include the potential disposition or alternative utilization of existing assets and the restructuring of strategic business units.

     Furthermore, there is increasing pressure on utilities to reduce costs, including the cost of power, and to tailor energy services to the specific needs of customers. Such competitive pressures among electric utility and non-utility power producers could result in the loss by TU Electric of customers. Amounts invested by TU Electric in certain of its assets could become stranded costs (i.e., investments and commitments that may not be recoverable from customers as a result of competitive pricing). To the extent stranded costs cannot be recovered from customers, it may be necessary for such costs to be borne by shareholders. In response to these competitive pressures, many utilities are implementing significant restructuring and re-engineering initiatives designed to make them more competitive. Since the implementation of an Operations Review and Cost Reduction program in April 1992, the US Electric segment companies have continued to take steps to reduce costs by streamlining business processes and operating practices. (For information pertaining to the effects of competition on the treatment of certain regulatory assets and liabilities, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to Consolidated Financial Statements included in Appendix A to this report.)

     Retail Competition -- At the federal level, the 106th Congress has begun to examine the possibility of mandated "retail competition," the required delivery by an electric utility over its transmission and distribution facilities of energy produced by another entity to retail customers in such utility's service territory. If implemented, such access could allow a retail customer to purchase electric service from any other electric service provider.

     PURA amendments require the PUC to report to the legislature during each legislative session, on competition in electric markets. Accordingly, PUC reports were submitted to the Texas legislature in January 1997 and 1999, recommending that the legislature continue the process of expanding competition in the Texas electricity markets, leading to expanded retail competition, and authorize the PUC to take numerous steps toward that goal. The PUC further recommended in 1997 that full competition not occur prior to the year 2000 in order to provide an environment through which both retail customers and utilities in Texas move more smoothly to achieve the perceived benefits of competition. The PUC is seeking guidance from the legislature and authority to address the issue of recovery of stranded costs. The PUC's latest available estimate for TU Electric's potentially stranded retail costs ranged from a projected excess of net book value over market value of $5.8 billion to a projected excess of market value over net book value of $3.8 billion.

     To date, thirteen states have enacted legislation that provides for retail competition, and many other states are addressing the issue at this time. Retail competition has not been implemented in Texas; however, this issue is currently being addressed in the 76th Texas Legislature. The 1999 session of the Texas legislature is currently in process. Proposed legislation has been introduced that would restructure the electric utility industry to, among other matters, authorize competition in the retail market for electricity, provide for the recovery of certain stranded costs and retain regulation of the transmission and distribution businesses. While the Company believes that such legislation could be enacted during the 1999 session, it cannot predict the result of legislative efforts to restructure the electric utility industry in Texas or how such result might affect the Company's financial position, results of operations or cash flows.

     The US Electric segment companies are experiencing competition for retail load in areas that are multi-certificated with rural electric cooperatives or municipal utilities. Except in areas where there is multi-certification by the PUC, the US Electric segment companies currently have the exclusive right to provide electric service to the public within their certificated service areas. In addition, some energy consumers have the ability to produce their own electricity or to use alternative forms of energy. Industrial customers may also be able to relocate their facilities to lower-cost service areas. To some degree, there is competition among utilities with defined service areas to attract and retain large customers. The US Electric segment companies are pursuing efforts to remain competitive through competitive pricing, economic development and other initiatives. (See Regulation and Rates.)
The US Electric segment companies are not able to predict the extent of future competitive developments in the retail market or what impact, if any, such developments may have on operations.

     Wholesale Competition -- Federal legislation such as the PURPA and, more recently, the Energy Policy Act, as well as initiatives in various states, encourage wholesale competition among electric utility and non-utility power producers. Together with increasing customer demand for lower-priced electricity and other energy services, these measures have accelerated the industry's movement toward a more competitive pricing and cost structure. Wholesale competition in the electric utility industry was addressed in the 1995 session of the Texas legislature when PURA was amended to encourage greater wholesale competition and flexible retail pricing.

     Amendments to PURA made during the 1995 session of the Texas legislature also allow for wholesale pricing flexibility. While wholesale rates for electric utilities are not deregulated, wholesale tariffs or contracts with charges less than approved rates but greater than the utility's marginal cost may be approved by the regulatory authority upon application by the utility. In the wholesale power market, TU Electric competes with a variety of utilities and other suppliers, some of which are willing and able to sell at rates below TU Electric's standard wholesale power service rate as approved by the PUC. As a result, TU Electric lost approximately 800 MW of wholesale load in 1998. In 1998, wholesale revenues represented about 2.5% of TU Electric's total consolidated operating revenues. TU Electric is unable to predict the extent of future competitive developments in the wholesale market or what impact, if any, such developments may have on its operations.

     Open-Access Transmission -- At the federal level, the FERC issued Order No. 888 in April 1996, which requires all FERC-jurisdictional electric public utilities to offer third parties wholesale transmission services under an open-access tariff. In May 1997, TU Electric filed with the FERC a modification of its tariff governing service to, from and over certain High Voltage Direct Current (HVDC) interconnections between ERCOT and the Southwest Power Pool, which, in October 1997, was accepted by the FERC with minor modifications.

      In February 1996, the PUC adopted rules requiring each electric utility in ERCOT to provide wholesale transmission and related services to other utilities and non-utility power suppliers at rates, terms and conditions that are comparable to those applicable to such utility's use of its own transmission facilities. Under the rules, the PUC established a transmission pricing mechanism that is designed to ensure that all market participants pay on a comparable basis to use the system.

     In August 1997, the PUC approved final tariffs for TU Electric's open-access wholesale transmission service and implemented rates for other transmission providers within ERCOT. (See Regulation and Rates.) In February 1999, the PUC approved modifications to its rules addressing open-access wholesale transmission service to allow utilities to revise annually their transmission rates to reflect rate base additions and updated billing units. In addition, the rules now clarify the cost responsibility for entities connecting new resources to the ERCOT transmission grid. These revisions to the rules were enacted primarily to enhance wholesale competition and provide for the timely recovery by utilities of their transmission investment. It is anticipated that the adoption of these rules will have a minimal impact on open-access transmission rates.

     Customers -- There are no individually significant customers upon which the segment's business or results of operations are highly dependent.

US GAS SEGMENT

GENERAL

     US Gas operations (primarily Lone Star Gas, Lone Star Pipeline and EPI) are engaged in the gathering, processing, transmission and distribution of natural gas and selling of related natural gas liquids primarily within Texas.

US Gas Consolidated Operating Statistics
Years Ended December 31

                                                          1998      1997*
                                                         -----     ------
SALES VOLUMES
     Gas distribution (billion cubic feet) (Bcf):
          Residential                                       77        33
          Commercial and industrial                         53        24
                                                          ----      ----
            Total gas distribution                         130        57
                                                          ====      ====
     Pipeline transportation (Bcf)                         599       255
     Gas liquids (million barrels)                           6         3

OPERATING REVENUES (millions of dollars)
     Gas distribution:
          Residential                                     $437      $206
          Commercial and industrial                        245       124
                                                          ----      ----
            Total gas distribution                         682       330
     Pipeline transportation                               121        58
     Gas liquids                                            64        36
     Other                                                  75        52
     Less intra-segment revenues                           (78)      (48)
                                                          ----      ----
               Total operating revenues                   $864      $428
                                                          ====      ====

GAS DISTRIBUTION CUSTOMERS - (end of year - in thousands)
     (end of period)                                     1,379     1,355

HEATING DEGREE DAYS ( % of normal)                          89%     119%

<,fn>
*For the period from acquisition (August 5, 1997) to December 31, 1997.

     Gas Distribution Peaking -- Lone Star Gas estimates its peak-day availability from long-term contracts and withdrawals from underground storage to be 1.5 billion cubic feet (Bcf). Short-term peaking contracts and daily spot contracts raise this availability level to meet anticipated sales needs.

     During 1998, the average daily demand of Lone Star Gas' residential and commercial customers was 0.3 Bcf. Lone Star Gas' greatest daily demand in 1998 was on December 22 when the arithmetic-mean temperature was 24 degrees F. and deliveries to all customers reached 2.1 Bcf, including estimated deliveries to residential and commercial customers of 2.0 Bcf.

     Gas Supply-- Lone Star Gas' gas supply consists of contracts for the purchase of specific reserves, contracts not related to specific reserves or fields, and gas in storage. The total available gas supply as of January 1, 1999, was 299 Bcf, which is approximately two and a half times Lone Star Gas' purchases during 1998. Of this total, 89 Bcf are specific reserves and 34 Bcf are working gas in storage. Management has calculated that 176 Bcf are committed to Lone Star Gas under gas supply contracts not related to specific reserves or fields. In 1998, Lone Star Gas' gas requirement was purchased from some 265 independent producers and non-affiliated pipeline companies.

     To meet peak-day gas demands during winter months, Lone Star Gas utilizes the service of seven gas storage fields owned by Lone Star Pipeline, all of which are located in Texas. These fields have a working gas capacity of 47 Bcf and a storage withdrawal capacity of up to 1.2 Bcf per day.

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

     Lone Star Gas buys gas under long-term and short-term intrastate contracts in order to assure reliable supply to its customers. Many of these contracts require minimum purchases of gas. Presently, based on estimated gas demand which assumes normal weather conditions, requisite gas purchases are expected to substantially satisfy purchase obligations for the year 1999 and thereafter.

     The Lone Star Gas supply program is designed to contract for new supplies of gas and to recontract targeted expiring sources. In addition to being heavily concentrated in the established gas-producing areas of central, northern and eastern Texas, Lone Star Pipeline's intrastate pipeline system also extends into or near the major producing areas of the Texas Gulf Coast and the Delaware and Val Verde Basins of West Texas. Nine basins located in Texas are estimated to contain a substantial portion of the nation's remaining onshore natural gas reserves. Lone Star Pipeline's pipeline system provides access to all of these basins. Lone Star Pipeline is well situated to receive large volumes into its system at the major hubs, such as Katy and Waha, as well as at the major third-party owned storage facilities where suppliers maintain instantaneous high delivery capabilities.

     At December 31, 1998, Lone Star Pipeline operated approximately 7,600 miles of transmission and gathering lines and operated 22 compressor stations having a total rated horsepower of approximately 76,000. Lone Star Pipeline also owns seven active gas-storage fields, all located on its system in Texas, and three major gas-treatment plants to remove undesirable components from the gas stream.

     At December 31, 1998, EPI had interests in 15 processing plants, 10 of which were wholly owned, and operated approximately 1,700 miles of gathering lines.

REGULATION AND RATES

     Lone Star Gas and Lone Star Pipeline are wholly intrastate in character and perform distribution utility operations and transportation services in the State of Texas subject to regulation by the RRC and municipalities in Texas. The RRC regulates the charge for the transportation of gas by Lone Star Pipeline to Lone Star Gas' distribution systems for sale to Lone Star Gas' residential and commercial consumers. Lone Star Pipeline owns no certificate interstate transmission facilities subject to the jurisdiction of the FERC under the Natural Gas Act, has no sales for resale under the rate jurisdiction of the FERC and does not perform any transportation service that is subject to FERC jurisdiction under the Natural Gas Act.

     The city gate rate for the cost of gas Lone Star Gas ultimately delivers to residential and commercial customers is established by the RRC and provides for full recovery of the actual cost of gas delivered, including out-of-period costs such as gas purchase contract settlement costs. The distribution service rates Lone Star Gas charges its residential and commercial customers are established by the municipal governments of the cities and towns served,
with the RRC having appellate jurisdiction.   Lone Star Gas has an ongoing
program of analyzing the sufficiency of rates in its various local distribution systems and requesting rate increases where appropriate.

     In August 1996, the RRC ordered a general inquiry into the rates and services of Lone Star Gas, most notably a review of historic gas cost and gas acquisition practices since the last rate setting. The inquiry docket was separated into different phases, all of which are now resolved. Two of the phases, conversion to the National Association of Regulatory Utility Commissioners account numbering system and unbundling, have been dismissed by the RRC, and one other phase, rate case expense, has been concluded. In the phase dealing with historic gas cost and gas acquisition practices, the RRC issued a final order on June 2, 1998 approving a stipulated settlement of the docket. Lone Star Gas agreed to credit residential and commercial customers $18 million to be spread over the next two heating seasons (November through March). The earnings of Lone Star Gas were not affected by the settlement due to previously established reserves. Lone Star Gas and the intervenors both agreed to withdraw their appeals of the city gate rate case. The final order approving the stipulation found that all gas costs flowed through Lone Star Gas' monthly gas cost adjustment clause prior to October 31, 1997 were just, reasonable and necessary.

COMPETITION

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

     Lone Star Pipeline is the sole transporter of natural gas to Lone Star Gas' distribution systems. Lone Star Pipeline competes with other pipelines in Texas to transport natural gas to off-system markets. This business is highly competitive and greatly influenced by the demand to move natural gas across Texas to supply Northeast and upper Midwest US markets.

     Natural gas liquids processing is highly competitive and includes competition among producers, third-party owners and processors for cost-sharing and interest-sharing arrangements.

     Open Access -- Lone Star Pipeline has been an open access transporter under Section 311 of the Natural Gas Policy Act of 1978 (NGPA) on its intrastate transmission facilities since July 1988. Such transportation is performed pursuant to Section 311(a)(2) of the NGPA and is subject to an exemption from the jurisdiction of the FERC under the Natural Gas Act, pursuant to Section 601 of the NGPA.

     There are no individually significant customers upon which the segment's business or results of operations are highly dependent.

US ENERGY MARKETING SEGMENT

GENERAL

     US Energy Marketing (EES) operations are engaged in purchasing and selling natural gas and electricity and providing risk management services for the energy industry throughout the US, other than within ERCOT.

US Energy Marketing Operating Statistics
Years Ended December 31

                                             1998       1997*
                                             -----      ----
SALES VOLUMES:

     Gas (Bcf)                               1,115       292
     Electric (GWh)                         16,268        -

OPERATING REVENUES (millions of dollars)    $3,199      $859

*For the period from acquisition (August 5, 1997) to December 31, 1997.

     Headquartered in Houston, Texas, EES serves the diversified energy requirements of its clients from five regional centers and 17 local customer service and support offices located across the US. EES' primary natural gas markets, both retail and wholesale, are in Texas, the Northeast, the Midwest and the West Coast. Other than within ERCOT, EES engages in the physical purchase and sale of electricity in the wholesale markets throughout the US and is also engaged in power retail marketing, primarily in the Northeast region of the country.

     In the course of providing comprehensive energy products and services to its diversified client base, EES engages in energy price risk management activities. In addition to the purchase and sale of these physical commodities, EES enters into futures contracts; swap agreements where settlement is based on the difference between a fixed and floating (index based) price for the underlying commodity; exchange traded options; over-the-counter options, which are settled in cash or the physical delivery of the underlying commodity; exchange-of-futures for physical (EFP) transactions; energy exchange transactions; storage activities; and other contractual arrangements. EES may buy and sell certain of these instruments to manage its exposure to price risk from existing contractual commitments as well as other energy-related assets and liabilities. It may also enter into contracts to take advantage of arbitrage opportunities. In order to manage its exposure to the price risk associated with these instruments, EES has established trading policies and limits and revalues its exposures daily against these benchmarks. EES also periodically reviews these policies to ensure they are responsive to changing market and business conditions.

     EES' business is not specifically seasonal; however, the results of its operations are greatly affected by price volatility in the underlying commodity markets. Price volatility in both natural gas and electric power is largely a result of supply and demand factors driven by weather conditions and physical constraints in the deliverability of these commodities. Arbitrage opportunities resulting from this price volatility are often greatest in the late summer/early fall and winter months for natural gas and the summer months for electricity.

COMPETITION

      EES pursues opportunities to manage risks for companies outside the Company's system. As natural-gas markets continue to evolve following the implementation of the 1992 Order 636 of the FERC, additional opportunities are created in the broader, more active trading markets and in serving non-regulated customers. This highly competitive market demands that a wide array of services be offered, including term contracts with interruptible and firm deliveries, risk management, aggregation of supply, nominations, scheduling of deliveries and storage.

     Customers -- There are no individually significant customers upon which the segment's business or results of operations are highly dependent.

UK/EUROPE SEGMENT

GENERAL

     The UK/Europe operations are conducted primarily by Eastern Group. It's energy business consists of three core activities: the generation of electricity, the retailing of electricity and natural gas and production of natural gas, and the distribution of electricity. This combination of integrated activities within the electricity and gas industries provides Eastern Group with opportunities to benefit throughout the electricity and gas supply chains, from fuel sourcing to customer sales. The overall financial efficiency of these activities is coordinated and optimized by EPETL. These activities are carried out primarily in the UK but with interests increasingly being developed throughout the rest of Europe.

UK/Europe Consolidated Operating Statistics
Year Ended December 31

                                                            1998*

SALES VOLUMES
     Electric (GWh)
          Industrial and commercial                         15,459
          Residential                                        7,826
                                                            ------
             Total electric                                 23,285
                                                            ======
     Units Distributed (GWh)                                19,249
                                                            ======
     Gas (Bcf)
          Industrial and commercial                             51
          Residential                                           21
                                                            ------
             Total gas                                          72
                                                            ======
     Wholesale Energy Sales
          Electricity generated and sold to the Pool(GWh)   51,060
                                                            ======
          Gas (Bcf)                                            148
                                                            ======

OPERATING REVENUES (millions of dollars)
     Electric
          Industrial and commercial                        $ 1,150
          Residential                                          842
                                                           -------
            Total electric operating revenues                1,992
     Distribution                                              393
     Gas
          Industrial and commercial                            125
          Residential                                          136
                                                           -------
            Total gas operating revenues                       261
     Wholesale energy sales                                  1,198
     Other                                                      98
     Less intra-segment revenues                              (341)
                                                           -------
            Total operating revenues                       $ 3,601
                                                           =======
CUSTOMERS (end of year - in thousands)
     Electric                                                3,211
     Gas                                                       777

 * For the period from acquisition (May 19, 1998) to December 31, 1998.

Generation

     Almost all electricity generated in England and Wales must be sold to the electricity trading market in England and Wales (the Pool), and electricity suppliers must likewise generally buy electricity from the Pool for resale to their customers. The Pool is operated under a Pooling and Settlement Agreement to which all licensed generators and suppliers of electricity in the UK are party. These trading arrangements are currently under review by the UK government.

     Eastern Generation is the fourth largest generator of electricity in the UK with a share of approximately 9.4% of the total registered generating capacity in the UK. It currently owns, operates or has an interest in eight power stations in the UK with an aggregate net generating capability of 6,784 MW. It also has a controlling interest in Nedalo (UK) Limited (Nedalo), the largest supplier of small (up to one MW) combined heat and power (CHP) plants in the UK. Eastern Generation has recently acquired two additional CHP plants with 46 MW of capacity. (See Item 2. Properties). It also has a controlling interest in Teplarny Brno a.s. a district heating and generation company in the Czech Republic.

     Eastern Group's current portfolio of power stations, predominantly a mix of combined cycle gas turbines (CCGT) and coal-fired stations, represents both base load plants, which run throughout most of the year, and mid-merit plants, which run in high demand periods. Eastern Group's portfolio of power stations provides flexibility in managing the price and volume risks of its sales portfolios and has enabled Eastern Group to diversify its fuel supply risk.

     In June 1996, Eastern Group assumed operational and commercial control, through a combination of lease and outright sale from National Power plc (National Power), of all of the assets and a portion of the liabilities of the West Burton, Rugeley B and Ironbridge power stations. Eastern Group holds a 99-year lease over the land, buildings and plant at each of those power stations. Under the leases, Eastern Group was committed to make fixed payments totaling $1,220 million, of which $558 million was paid at commencement of the leases. The balance, together with interest, is payable in 2001. Further payments of approximately $10 per megawatt-hour (MWh), indexed to inflation, that are linked to output levels from these stations are also payable to National Power through 2000.

     Eastern Group has leased the land, buildings and plant at the Drakelow C and High Marnham power stations from PowerGen plc (PowerGen) for a period of 99 years, pursuant to agreements entered into in July 1996. PowerGen is responsible for decommissioning costs should Eastern Group decide to close these stations during the term of the leases. Eastern Group is committed to fixed payments totaling $381 million, subject to minor adjustments if aggregate capacity falls below a certain level. The payments, together with interest, are payable in installments over eight years beginning in 1996. As with the National Power leases, further output-related payments of approximately $10 per MWh, indexed to inflation, are payable to PowerGen for the first five years of operation by Eastern Group. On November 25, 1998, the UK Secretary of State for Trade and Industry (Secretary of State) confirmed that, as a condition for allowing PowerGen to acquire East Midlands Electricity plc, he would require that the output-related elements of these lease arrangements be terminated 15 months early. The output -related payments to PowerGen will now terminate in March 2000.

Electricity and Natural Gas Retailing

     Eastern Group is integrating its electricity and gas retailing businesses into a single operation.

     The electricity retailing business involves the sale to customers of electricity that is purchased from the Pool. Pool price risk is managed on behalf of the retail business by EPETL. The retail business is charged a regulated price by transmission and distribution companies, including Eastern Electricity, for the physical delivery of electricity. Eastern Electricity supplies electricity to customers in all sectors of the market and is one of the largest retailers of electricity in England and Wales.

     Ex-Franchise Market -- Eastern Electricity currently supplies electricity to approximately 3.2 million customers (including approximately 2.9 million domestic (residential) customers and 250,000 small businesses). The domestic franchise market in the UK is being progressively opened to competition beginning September 1998 and is expected to be open to full competition in June 1999. Eastern Electricity's authorized area, which covers approximately 20,300 square kilometers in the east of England and parts of north London, was one of four areas in the first group to be opened to competition.

     Competitive (Industrial and Commercial) Market -- Eastern Group is an active participant in the competitive UK electricity market. The competitive market is made up of customers with over 100 KW of demand which typically includes large commercial and industrial users. As of December 31, 1998, this market consisted of over 51,000 sites. Eastern Group estimates that this represents a market size of approximately $10 billion per year based upon electricity prices at that date. In addition Eastern Group estimates that more than 85% of these sites are outside its authorized area and that over 60% of its electricity sales to the competitive market are to customers outside its authorized area. At December 31, 1998, Eastern Group had a more than 13% share of this market.

     As a result of UK government action in recent years, the UK natural gas market is open to competition by competing retailers. Eastern Group, through Eastern Natural Gas and its subsidiaries, is one of the largest suppliers of
natural gas in the UK.   As of December  31, 1998,  Eastern Group's market
share by volume was estimated at 12% of gas delivered to the competitive industrial and commercial market. At December 31, 1998, it was supplying approximately 780,000 customers in the UK, ranging from residential households to large commercial companies.

     Eastern Group also announced in November 1998 a gas retailing joint venture in Holland with Energie NoordWest and an electricity trading and retail joint venture with Lund Energi in Sweden.

Electricity Distribution

     Eastern Group's electricity networks business consists of the ownership, management and operation of the electricity distribution network within Eastern Group's authorized area. Eastern Group receives electricity in England and Wales from the transmission system for electricity (National
Grid) and distributes electricity to end users connected to Eastern Group's power lines.

     Almost all electricity customers in Eastern Group's authorized area, whether franchise or competitive, are connected to and dependent upon Eastern Group's distribution system. Eastern Group distributes approximately 32 terrawatt hours (Twh) of electricity annually to approximately 3.2 million customers, representing more than seven million people. Most of the tangible fixed assets owned by Eastern Group in the UK are currently employed in the electricity distribution business. The distribution by Eastern Group of electricity in its authorized area is regulated by its Public Electricity Supply License (PES License) which, other than in exceptional circumstances, is due to remain in effect until at least 2025.

     Physical Distribution System -- Eastern Group receives electricity from the National Grid at 21 supply points within its authorized area and three points in the authorized areas of neighboring regional electricity companies
(RECs). The majority of this electricity is received at 132kV. It is then distributed to customers through Eastern Group's system of approximately 35,300 kilometers of overhead lines, 53,900 kilometers of underground cable and numerous transformers and switchgear, through a series of interconnected networks operating at successively lower voltages. Eastern Group also receives electricity directly from power stations located in its authorized area and, from time to time, from customers' own generating plants and connections with neighboring RECs.

     Most of the revenue from use of the distribution system is from Eastern Group electricity retail operations. The rest is derived from holders of second tier supply licenses issued pursuant to the Electricity Act of 1989 of Great Britain (Electricity Act) (Second Tier Supply Licenses) in respect of the delivery of electricity to their customers located in Eastern Group's authorized area.

Energy Trading Business

     Typically, holders of PES Licenses issued pursuant to the Electricity Act in connection with the supply and distribution within an authorized area in Great Britain are exposed to risk, as they are obliged to supply electricity to their customers at stable prices but have to purchase almost all the electricity necessary to supply those customers from the Pool at prices which are constantly changing. The ownership of generating assets provides a natural hedge against these risks, as does the use of financial instruments such as contracts for differences (CfDs).

     A CfD is an agreement between two parties calling for payments between the parties of amounts equal to the product of (a) the difference in each settlement period between the Pool price and the price specified in the CfD (strike price) and (b) the amount of electricity provided for in that settlement period, which is usually expressed in MW of demand. Each settlement period is one-half hour. CfDs effectively fix the prices a supplier pays and a generator receives for electricity. In this way, CfDs reduce the financial risk otherwise associated with the sale and purchase of electricity through the Pool.

     EPETL coordinates the Eastern Group's activities in managing risk. It provides support to Eastern Group's electricity and natural gas retail activities, taking into account its electricity and natural gas purchases and sales and its contract portfolios, including Eastern Group's physical power station assets and natural gas production interests. EPETL is responsible for setting the level of bids into the Pool for the output of each of Eastern Group's generating stations, other than the Barking and CHP plants. EPETL uses this method to coordinate the operation of Eastern Group's generating stations with Eastern Group's fuel contract position and its retail and wholesale electricity and natural gas sales portfolios to Eastern Group's best advantage. It also coordinates the operation of Eastern Group's power stations taking into consideration the relative prices in gas and electricity markets. EPETL also earns revenue by providing risk management services to other retailers of electricity and gas to assist them in managing their Pool/market price risk.

     EPETL manages Eastern Group's financial exposure to fluctuations in electricity prices through its portfolio of CfDs, a small number of which are long-term; bidding both price and volume for Eastern Group's generation output (other than the Barking and CHP plants) into the Pool for each half hour of the day; and by deciding with the electricity retailing division the volume and pricing of sales in the competitive and franchise markets.

     The overall electricity position for each half hour of the day is monitored by EPETL with the goal of optimizing electricity purchases and sales positions. The resulting net position is subject to risk exposure limits that are monitored by a risk management team within Eastern Group. EPETL also carries out credit checks on counterparties. Similar processes and procedures apply to gas market activities, where Eastern Group has a substantial and growing retail position, as well as its gas-fired power stations and a number of long-term and short- term purchase contract positions. Eastern Group's ability to manage such risk in the future will depend, in part, on the terms of its supply contracts, its ability to manage an appropriate hedging strategy, the continuation of an adequate market for hedging instruments and the performance of its generating and upstream gas assets.

     In order to help meet the expected needs of its natural gas wholesale and retail customers (including its power stations), Eastern Group has entered into a variety of gas purchase contracts. As of December 31, 1998, the commitments under long-term purchase contracts amounted to an estimated $2.2
billion, covering periods of up to 16 years.   Firm sales commitments,
including estimated power station usage, at the same date amounted to $5.0 billion, covering periods up to 18 years.

     EPETL also purchases coal, oil and natural gas for the Eastern Group's UK power stations and has equity interests in four natural gas producing fields in the North Sea. In November 1998, Eastern announced a significant expansion of its North Sea gas interests through an agreement to purchase all of BHP Petroleum's assets in the southern North Sea for approximately $165 million. These assets increased Eastern's interest in the Johnston field from approximately 5% to 35%. In December 1998, Eastern also agreed to purchase Monument Oil's 20% share of this field for almost $33 million. Both acquisitions are subject to the approval of the UK Department of Trade and Industry.

     The energy trading business also trades on the Nord Pool, the electricity trading market in Scandinavia, and has recently negotiated access to 183 MW of hydro output in Norway for 55 years, in relation to which Eastern Group has agreed to pay an up-front fee of up to $290 million.

REGULATION AND RATES

     Eastern Group's operations are subject to extensive and changing regulation in the UK.

     The electricity industry in the UK is subject to regulation under, among other things, the Electricity Act and certain UK and European Union (EU) competition and environmental legislation. Eastern Group is also subject to existing UK and EU legislation on competition and regulation in its gas businesses. In addition, a portion of any profit received by Eastern Group on its disposal of certain assets vested in it at the time of its privatization is subject to recovery by the Secretary of State until March 31, 2000.
Eastern Group possesses all of the necessary franchises, licenses and certificates required to enable it to conduct its businesses.

     In March 1998, the Secretary of State published a green paper on utility regulation, including price controls, for gas, electricity, water and telecommunications. After a period of consultation, the UK government has announced that the Office of Electricity Regulation covering England, Wales and Scotland (OFFER) and the Office of Gas Supply (OFGAS) will be merged as part of expected legislation. The UK government has consulted on the need for greater separation of distribution, supply and metering activities and special measures to protect disadvantaged customers. Eastern Group expects these proposals to be part of legislation that will be introduced in 1999. The implementation of such measures is uncertain, but could result in significant changes to the existing regulatory regime. Similarly, in October 1998 the UK government published a white paper proposing controls over the future development of gas-fired power stations, and the Director General of Electricity Supply in Great Britain (DGES) is reviewing the operations of the Pool with a view to promoting alternative trading arrangements. There can be no assurance regarding the potential impact of regulatory changes, if any, on Eastern Group.

     Unless covered by an exemption, all electricity generators operating a power station in the UK are required to have generation licenses. The conditions attached to such a license in the UK require the holder, among other things, to be a member of the Pool and to submit the output of power station generating units or turbines for central dispatch. Failure to comply with any of the generation license conditions may subject the licensee to a variety of sanctions, including enforcement orders by the DGES and license revocation if an enforcement order is not complied with.

     The Secretary of State has power under the Electricity Act to require generators that operate power stations with a capacity of at least 50 MW to maintain stocks of fuel and other materials at power stations. The Secretary of State completed a review of the level of fuel stocks held by generators in 1997. No increase was required, but Pool rules were changed as of December 1997 to penalize gas power plants reducing output during times of insufficient plant margins. Eastern Group does not anticipate that these changes will have a material adverse effect on its results of operations.

     In the UK, each PES License limits the amount of the generation capacity in which each REC may hold an interest without the prior consent of the DGES. These own-generation limits currently restrict the participation by a REC and its affiliates in generation to a level of approximately 15% of the simultaneous maximum electricity demand in that REC's authorized area at the time of privatization. Eastern Group's limit is 1,000 MW. The DGES stated in January 1996 that he would be prepared to consider a REC's request to increase its own-generation capacity on the condition that it accept explicit restrictions on the contracts it signs with its supply business. At a minimum, a REC would be prohibited from passing additional own-generation output into its franchise market. Following public consultation, the DGES set out the basis on which consents for RECs to acquire new generation capacity would be allowed. The specific consent of the DGES to the leasing by Eastern Group of 6,000 MW of generating capacity from National Power and PowerGen was subsequently confirmed by OFFER. Eastern Group's acquisition of additional generation capacity at Shotton and Dowlais have also been approved in principle.

     Electricity Retailing -- Subject to certain exceptions, each retail supplier of electricity in the franchise market in the UK is required to have a PES License for its authorized area and is required under the Electricity Act to provide a supply of electricity upon request to any premises in that area, except in specified circumstances. Each PES License holder is subject to various obligations under its PES License. These include prohibitions on cross-subsidies among its various regulated businesses and on discrimination in respect of the supply of customers. Each PES License holder is also required to offer open access to its distribution network on non-discriminatory terms. This obligation includes a requirement not to discriminate between its own supply business and other users of its distribution system. PES License holders are subject to separate controls on the tariffs to franchise customers and in respect of distribution charges. OFFER has begun a major review of the distribution and supply price regulation. It is expected to lead to changes, possibly substantial, in the year 2000. Eastern Group is not able to predict the outcome of this review or the impact on its results of operations.

     A supplier of electricity to the competitive market in the UK must, subject to certain exemptions, have a Second Tier Supply License or a PES License for the service area in which customers are supplied.

     Electricity Supply Price Regulation -- Supply charges in the franchise market are regulated by a maximum price control that applies to each tariff in the residential and small business customer electricity market and effectively provides customers with price guarantees. On April 1, 1998, Eastern Group's tariffs were reduced by 8.9%, before adjustments for inflation. Eastern Group's tariffs must be reduced by a further 3%, before adjustments for inflation, beginning in April 1999.

     As the franchise market is opened to competition, supply price restraints are no longer expected to be applicable to current franchise market supply customers. However, the DGES has indicated in his supply price restraint proposals published in October 1997, that beginning April 1, 1998, price regulation would be put in place for supply to all residential and small business customers whose annual consumption is below 12,000 kWh within Eastern Group's authorized area, and would remain in place until an adequate level of competition is established, and, at least, until March 31, 2000.

     Electricity Distribution Price Regulation -- A formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt hour) that a REC is entitled to charge. The formula permits RECs to retain part of their additional revenue due to increased distribution of units and allows for a pound sterling for pound sterling increase in operating profit for efficient operations and reduction of expenses within a review period. The next Distribution Price Control Formula review is scheduled to be implemented in April 2000. The DGES may reduce any such increase in operating profit to the extent it determines it not to be a function of efficiency savings and/or, if genuine efficiency savings have been made, it determines that customers should benefit through lower prices in the future.

     Gas -- The natural gas supply activities of Eastern Natural Gas are principally regulated by the Director General of Gas Supply under the UK Gas Act 1986, as amended by the UK Gas Act 1995 (Gas Acts) and by the conditions of Eastern Natural Gas' licenses. Eastern Natural Gas currently holds a public gas transporter's license, a gas supplier's license and a gas shipper's license. The natural gas supply business is not subject to price regulation.

     Energy Trading -- EPETL is permitted by the Financial Services Authority under the UK Financial Services Act 1986 to deal in CfDs, including futures and options. A subsidiary of EPETL is a joint holder of production licenses relating to its equity interest in four North Sea natural gas fields.

COMPETITION

     Generation Business -- Eastern Generation was the fourth largest generator of electricity in the UK as of December 31, 1998, with a share of approximately 9.4% of total UK generation capacity registered at that date. This compares to shares of approximately 22%, 20% and 10% for National Power, PowerGen and British Energy plc, respectively. Eastern Generation's mix of generating plants enables it to operate in the mid-merit and base load sectors of the market and to spread its fuel risk. The generating market will be affected by the outcome of the review of energy sources by the UK Government and the regulatory review of electricity trading arrangements. Eastern Generation cannot predict the impact of these reviews but believes it is currently well positioned in the market.

     Electricity Retailing -- Until September 1998, residential and small business customers in all service areas could buy electricity only from the REC authorized to supply service in the area where the customers were located. In those areas where competition has been fully introduced, they now are able to buy electricity from any appropriately licensed supplier, and this will be the case for all customers once competition has been phased in throughout the UK. This is expected to be completed by June 1999.
Second-tier suppliers who hold a Second Tier Supply License compete with one another and with the local REC to supply customers in the competitive market.

     Eastern Group competes in the competitive electricity market for customers with over 100 kW of demand on the basis of the quality of its customer service and by competitive pricing. In its fiscal year ended March 31, 1998, and at December 31, 1998, Eastern Group had a share of over 13% by sales volume of this market, making it one of the leading competitive market suppliers. The largest suppliers in this market over the same period were PowerGen and National Power.

     Eastern Group is currently the largest ex-franchise market supplier in the UK. Competition for customers in all areas of the UK is being progressively phased in. This process began in September 1998. The full consequences of the phase in of competition are unpredictable, including the extent to which new entrants who are not PES License holders will enter the supply market, the impact of price competition, if any, and customers' propensity to change suppliers. Eastern Group intends to continue to compete nationally for residential and small business customers and, by December 1998, had contracts with 200,000 of such customers outside its traditional service area.

     There is no assurance whether or not competition among suppliers of electricity will adversely affect Eastern Group.

     Natural Gas Retailing -- The gas supply market is highly competitive, with Eastern Group's main competitors being Centrica plc and the gas marketing arms of certain major oil companies. Further competition is provided by a number of other electricity companies and smaller gas suppliers which are independent of the major oil companies and which each have a minor presence in the market.

     Eastern Group intends to maintain a significant share of this market through high-quality customer service and competitive pricing.

     Customers --There are no individually significant customers upon which the segment's business or results of operations are highly dependent.

AUSTRALIA SEGMENT

GENERAL

     Australian operations, primarily through Eastern Energy, are engaged in the purchase, distribution, marketing and sale of electricity, primarily in the State of Victoria, Australia. On February 24, 1999, the Company acquired the gas retail and distribution operations of Kinetik Energy and Westar, respectively.

Australian Operating Statistics
Years Ended December 31

                                                  1998      1997      1996
                                                  ----      ----      ----
ELECTRIC ENERGY SALES (GWh)
     Residential                                  2,468     2,410     2,386
     Commercial                                   1,346     1,250     1,216
     Industrial                                   1,347     1,468     1,380
     Government and municipal                        52        62       108
                                                  -----     -----     -----
          Total electric energy sales             5,213     5,190     5,090
                                                  =====     =====     =====

OPERATING REVENUES (millions of dollars)
     Electric
         Residential                              $ 208     $ 223     $ 224
         Commercial                                  88       112       109
         Industrial                                  64        76        91
         Government and municipal                    --        19        23
         Other                                       79        59        27
                                                  -----     -----     -----
       Total Operating Revenues                   $ 439     $ 489     $ 474
                                                  =====     =====     =====
ELECTRIC CUSTOMERS (end of year - in thousands)     500       489       481

     TU Australia, through its principal subsidiary, Eastern Energy, purchases, distributes and retails electricity to approximately 500,000 customers in a 31,000 square mile network region primarily in the State of Victoria, Australia. The distribution service area encompasses three of the four fastest-growing suburban areas in Melbourne's region with almost 60 percent of customers living in suburban Melbourne, Australia's second-largest city. TU Australia operates a number of other subsidiary companies, which complement Eastern Energy. Enetech provides infrastructure construction and maintenance capability, servicing electricity, water, telecommunications and transport utilities. Global Customer Solutions provides call center, billing and credit collection services to Eastern Energy and external customers,
including a number of local government districts.   TU Australia has also
recently acquired the rights to construct and operate an underground gas storage facility, Western Underground Storage, which will supply gas into Melbourne and western Victoria. This will be the first underground gas storage facility in Australia. The gas facility is expected to commence operations in mid-1999.

     Eastern Energy is the holder of an Electricity Distribution License, which provides a right to distribute electricity within a defined geographical area in accordance with a set of conditions that attach to the license. Eastern Energy also holds a franchise to sell electricity to retail customers with electricity loads of less than 160 MWh/year. This franchise is in effect until January 1, 2001, at which time customers will be able to deal with the retailer of their choice.

     Energy demand is relatively stable throughout the year. Demand does increase during the winter months of June through August, but the increase averages only 10% above average monthly demand.

     On February 24, 1999, TU Australia acquired from the Government of Victoria, Australia the gas retail business of Kinetik Energy, which has approximately 400,000 gas customers, and the gas distribution operations of Westar, which is of similar size. The purchase price was $1.0 billion which was been principally financed through banks by the Australian holding company for the Company's Australian operations. A portion of the financing was provided by a six-month subordinated credit facility guaranteed by the Company. Westar/Kinetik Energy revenues for the year ended June 30, 1998 were $167 million.

     Purchased Power -- In the eastern Australia electricity supply industry, generators are required to offer all of their energy output for sale through the wholesale market. The two major components of the wholesale market are
(i) the competitive energy market, centered around a trading pool, which covers the sale of electricity by generators to retailers and large customers, and (ii) contract trade, involving bilateral financial contracts between buyers and sellers of electricity outside the Pool. Eastern Energy and other distribution and retail companies in the State of Victoria, Australia purchase their electric energy needs from the competitive power pool owned and operated by the Victorian government. A full national market commenced in 1998 among the participants in the States of New South Wales, Victoria, Queensland, South Australia and the Australian Capital Territory, and is operated by a corporation owned by the governments of those jurisdictions. Because the spot price of electric energy from the pool can vary substantially from time to time, Eastern Energy enters into hedging contracts with electric energy generators and others to manage its exposure to such price fluctuations (see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 to Consolidated Financial Statements included in Appendix A to this report).

REGULATION AND RATES

     Eastern Energy is subject to regulation by the Office of the Regulator General (ORG). The ORG has the power to issue licenses for the supply, distribution and sale of electricity within Victoria and regulates tariffs for the use of the transmission system, distribution system, and other ancillary services. The existing tariff under which Eastern Energy operates is in effect through December 31, 2000. The ORG will review the existing tariff to determine if it will be effective for the period commencing January 1, 2001. Rates charged to non-franchise customers by Eastern Energy and the other distribution companies are subject to competitive forces and are not directly regulated by the ORG, although certain network tariff components of such rates are subject to regulation.

COMPETITION

     Retail Electric Market -- The energy supply franchise portion of Eastern Energy's business is gradually being exposed to competition through a phase-in of rules permitting customers to choose their energy supplier. This phase-in is by customer class and is expected to be completed by December 31, 2000, at which time all energy customers in Victoria will have the right to choose their energy supplier. Eastern Energy is required to offer distribution of electric energy in its service territory on behalf of other electric suppliers and distribution companies to those customers having a right to choose their supplier. Eastern Energy similarly can supply electric energy to such customers in other territories by utilizing the distribution networks of the distribution companies in those service territories. To date, this phase-in has resulted in some loss of energy sales an reduced margins. Though Eastern Energy expects significant competition in the fully contestable energy retail market, it cannot predict the ultimate outcome of this process.

     Eastern Energy is the holder of retail licenses to sell electricity in Victoria and New South Wales. Under the terms of the licenses, Eastern Energy is required to comply with a set of Pool Rules in each State established by the Victorian Power Exchange (VPX)/National Electricity Market Management Company (NEMMCO) and Transgrid respectively. The Pool Rules require Eastern Energy to provide bank guarantees for amounts of $25 million and $0.6 million to protect VPX/NEMMCO and Transgrid, respectively, from financial loss arising from a default by Eastern Energy.

     Customers -- There are no individually significant customers upon which the segment's business or results of operations are highly dependent.

                             OTHER BUSINESSES

GENERAL

     Other business operations consist of telecommunications, retail energy services, international gas operations, power development and other energy development activities. None of these operations is of significant magnitude to constitute a segment. The telecommunication business operations are the most significant business within this group.


REGULATION AND RATES

     LCC is not subject to direct rate or service regulation. However, its affiliates, LCTX and LCTLD, are regulated at both the state and federal level. LCTX is a local exchange company providing a variety of local and intrastate long-distance services. LCTX is regulated in Texas by the PUC. This regulation applies to the geographical areas served, the intrastate local and long-distance rates and tariffs and the intrastate access services provided by LCTX. Because LCTX has elected to provide intrastate services under an incentive rate regulation plan available under the PUC's enabling statute, intrastate rates are subject to only limited regulation by the PUC. LCTX is also regulated by the Federal Communications Commission (FCC) for certain services. Regulation by the FCC is limited primarily to interstate access rates and services. LCTLD provides long-distance service in the States of Texas and Louisiana as well as interstate long-distance service. Interstate long-distance service is regulated by the FCC. Intrastate, interexchange service is regulated by the respective state commissions. In Texas, regulation is limited to certification to do business and the filing of rate sheets. The rates charged are not subject to direct regulation by the PUC.
In Louisiana, LCTLD is required to file rate tariffs, but rate regulation is subject to maintaining rates for services within a "band" or range of rates set by the Louisiana Public Service Commission. At the federal level, LCTLD's interstate long-distance rates are filed in the form of rate sheets. The FCC does not establish rates for interstate long-distance service, since such services are subject to competition from a large number of interexchange long-distance service providers.

COMPETITION

     LCC's long-distance service at both the intrastate and interstate level is subject to competition. Interexchange long-distance service has been subject to competition for more than ten years. LCTLD competes with numerous interexchange carriers ranging from small resellers to large, facilities-based carriers such as AT&T and MCI WorldCom. While monitored by regulatory authorities, rates for these long-distance services are largely market based and essentially have been deregulated.

     LCTX also provides intrastate intraLATA long-distance service. Upon divestiture of the Bell System, the state was divided into long-distance calling areas called Local Access Transport Areas (LATA's). Direct dialed long-distance calls made within the boundaries of the LATA are reserved for handling by the local exchange carrier at state-wide average rates. Customers may use the carrier of their choice for intraLATA calls only by dialing a special carrier access code before each call. Because intraLATA service was not subject to equal access, the local exchange companies have dominated this service sector.

     LCTX is also subject to, but to date has not experienced significant levels of, local competition. It is too early to predict whether significant local competition will emerge in LCTX's service area.

                          ENVIRONMENTAL MATTERS

The Company and TU Electric

US SEGMENTS

     The Company and its US subsidiaries are subject to various federal, state and local regulations dealing with air and water quality and related environmental matters. (See Item 2. Properties - Capital Expenditures and Management's Discussion and Analysis of Financial Condition and Results of Operation included in Appendix A to this report.)

     Air -- Under the Texas Clean Air Act, the Texas Natural Resource Conservation Commission (TNRCC) has jurisdiction over the permissible level of air contaminant emissions from generating facilities located within the State of Texas. In addition, the source performance standards of the Environmental Protection Agency (EPA) promulgated under the Federal Clean Air Act, as amended (Clean Air Act), which have also been adopted by the TNRCC, are applicable to generating units, the construction of which commenced after August 17, 1971. TU Electric's generating units have been built to operate in compliance with current regulations and emission standards promulgated pursuant to these Acts; however, due to variations in the quality of the lignite fuel, operation of certain of the lignite-fueled generating units at reduced loads is necessary from time to time in order for TU Electric to maintain compliance with these standards at these units. With these occasional reduced loads, TU Electric has achieved and continues to achieve material compliance with the Clean Air Acts' emission standards.

     The Clean Air Act includes provisions which, among other things, place limits on the sulfur dioxide emissions produced by generating units. In addition to the new source performance standards applicable to sulfur dioxide, the Clean Air Act required that fossil-fueled plants meet certain sulfur dioxide emission allowances by 1995 (Phase I), and requires more restrictions on sulfur dioxide emission allowances by 2000 (Phase II). TU Electric's generating units were not affected by the Phase I requirements. The applicable Phase II requirements currently are met by 52 out of 56 of TU Electric's generating units to which those requirements apply. Because the sulfur dioxide emissions from the other four units are relatively low and alternatives are available to enable these units to reduce sulfur dioxide emissions or utilize compensatory reduction allowances achieved in other units, material compliance with the applicable Phase II sulfur dioxide requirements is not expected to have a significant impact on TU Electric.

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

     TU Electric's generating units meet the nitrogen oxide (NOx) limits currently required by the Clean Air Act. The TNRCC and the EPA have proposed rules that will require NOx emission reductions at TU Electric's generating
units in the Dallas-Fort Worth area.    Additionally, in 1996, TU Electric
elected for an early opt-in under Phase I related to NOx limits for its coal-fired generating units. This election locks in NOx limits for these
generating units for a ten-year period.   The Clean Air Act also requires
studies, which began in 1991, by the EPA to assess the potential for toxic emissions from utility boilers. TU Electric is unable to predict either the results of such studies or the effects of any subsequent regulations. Recently, the EPA finalized more stringent standards for ambient levels of ozone and fine particulates and issued proposed rules for regional haze. The impact of these new standards or proposed regional haze rules, if adopted, is unknown at this time.

     In December 1997, the Conference of the Parties of the United Nations Framework Convention on Climate Change adopted the Kyoto Protocol, which specifies targets and timetables for certain countries to reduce greenhouse gas emissions. The Company and TU Electric are unable to predict whether the Kyoto Protocol will be ratified by the United States Senate and to what extent, if any, such protocol might impact TU Electric, the Company and its subsidiaries.

     The 1997 session of the Texas legislature directed the TNRCC to develop a voluntary post-construction state permitting program for older air emission facilities, including many of TU Electric's generating facilities as well as certain ENSERCH facilities. All of these facilities, including the so-called "grandfathered units," are in compliance with state and federal regulations. In October 1998, TU Electric committed to voluntary permitting of certain facilities. It is likely that additional proposed legislation will be introduced during the 1999 session of the Texas legislature that will more specifically define elements of a voluntary permitting program for these facilities. At this time, the Company is unable to predict the impact of this voluntary permitting program on Company operations.

     In 1997, the Clean Air Act required some companies to submit Title V Operating Permit applications for many of their facilities, including TU Electric's generating plants and certain Fuel Company and ENSERCH facilities. These companies anticipate the approval of all such permit applications.

     Additional Clean Air Act regulations have been proposed and others are not yet finalized by the EPA. The Company believes that the requirements necessary to be in compliance with additional regulatory provisions probably can be met as they are developed. Estimates for the capital requirements related to the Clean Air Act are included in the Company's and TU Electric's estimated construction expenditures. Any additional capital expenditures, as well as any increased operating costs associated with new requirements or compliance measures, are expected to be recoverable through rates, as similar costs have been recovered in the past. The Company and TU Electric currently believe, however, that if the rules and regulations under the Clean Air Act are adopted as proposed, operating costs that will be incurred under operating permits, new permit fee structures, capital expenditures associated with equipment modifications to reduce emissions, or any expenditures on monitoring equipment, in the aggregate, will not have a materially adverse effect on the Company and TU Electric's financial position, results of operation or cash flows.

     Water -- The TNRCC, the EPA and the RRC have jurisdiction over water discharges (including storm water) from all domestic facilities. The companies' facilities are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TU Electric, ENSERCH, Fuel Company and Mining Company have obtained all required waste water discharge permits from the TNRCC, the EPA and the RRC for facilities in operation and have applied for or obtained necessary permits for facilities under construction. TU Electric, ENSERCH, Fuel Company and Mining Company believe they can probably satisfy the requirements necessary to obtain any required permits or renewals.

     Other -- Diversion, impoundment and withdrawal of water for cooling and
other purposes are subject to the jurisdiction of the TNRCC.   US Electric
segment companies possess all necessary permits for these activities from the TNRCC for their present operations.

     Federal legislation regulating surface mining was enacted in August 1977, and regulations implementing the law have been issued. Mining Company's lignite mining operations are currently regulated at the state level by the RRC,with oversight by the United States Department of the Interior's Office of
Surface Mining, Reclamation and Enforcement.   Surface mining permits have
been issued for current Mining Company operations that provide fuel for Big Brown, Monticello and Martin Lake.

     Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act (Texas
Act) and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended (RCRA) and the Toxic Substances Control Act (TSCA). The EPA has issued regulations under the RCRA and TSCA, and the TNRCC and the RRC have issued regulations under the Texas Act applicable to companies' facilities. The Company and certain subsidiaries have registered solid waste disposal sites and have obtained or applied for such permits as are required by such regulations.

     Beginning in 1998, certain TU Electric and Mining Company facilities came under the jurisdiction of the toxic release inventory requirements of the Emergency Planning Community Right-To-Know Act (EPCRA) as finalized by the EPA. Regulatory reporting of toxic releases under EPCRA begins in 1999.

TU Electric

     Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas has agreed to a compact with the States of Maine and Vermont for a disposal facility that would be located in Texas. That compact was ratified by Congress and signed by the President in 1998. The State of Texas has proposed to license a disposal site in Hudspeth County, Texas, but in October 1998 the TNRCC denied that license application. No appeal was taken from the denial of the license application, and that denial is now final. The nature and extent of future efforts by the State of Texas to provide for a disposal site are presently uncertain. TU Electric will continue to ship low-level waste material off-site for as long as an alternative disposal site is available. Should existing off-site disposal become unavailable, the low-level waste material will be stored on-site. TU Electric's on-site storage capacity is expected to be adequate until other off-site facilities become available.

The Company

UK/EUROPE

     Eastern Group's businesses are subject to numerous regulatory requirements with respect to the protection of the environment. The electricity generation industry in the UK is subject to a framework of national and EU environmental laws which regulate the construction, operation and decommissioning of power stations. Under these laws, each power station operated by Eastern Group is required to have an authorization which regulates its releases into the environment and seeks to minimize pollution of the environment taken as a whole, having regard to the best available techniques not entailing excessive cost. The principal laws that have environmental implications for Eastern Group are the Electricity Act, the UK Environmental Protection Act of 1990 and the UK Environment Act of 1995. Eastern Group is in material compliance with such laws.

AUSTRALIA

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

     TU Australia has carried forward provisions totaling $3.9 million in the 1998 financial statements to cover estimated environmental liabilities. These liabilities were identified during an independent audit. Liabilities include the management of hazardous materials and waste, noise and visual pollution and soil contamination present within the distribution network.

Item 2.  PROPERTIES

                               PROPERTIES

The Company and TU Electric

GENERAL

     The generating stations and other important units of property of TU Electric and SESCO are located on lands owned primarily in fee simple. The greater portion of the transmission and distribution lines of TU Electric and SESCO, the gas gathering and transmission lines of Fuel Company and the gas gathering, transmission and distribution lines of Lone Star Gas and Lone Star Pipeline, have been constructed over lands of others pursuant to easements or along public highways and streets as permitted by law. The gas gathering lines of EPI are not utility property and are primarily constructed over lands of others pursuant to private easements. The rights of the companies in the realty on which their properties are located are considered by them to be adequate for their use in the conduct of their business. Minor defects and irregularities customarily found in titles to properties of like size and character may exist, but any such defects and irregularities do not materially impair the use of the properties affected thereby. TU Electric, SESCO, Fuel Company, Eastern Energy, Lone Star Gas and Lone Star Pipeline have the right of eminent domain whereby they may, if necessary, perfect or secure titles or gain access to privately held land used or to be used in their operations. Utility plant of TU Electric and SESCO is generally subject to the liens of their respective mortgages. The Company does not directly own utility plant or real property.

US ELECTRIC

     At December 31, 1998, TU Electric owned or leased and operated the following generating units:

                                            Net
  Electric                               Generating
 Generating                              Capability
   Units          Fuel Source               (MW)       Percent
   -----      ----------------------      --------     -------
     54       Natural Gas/Oil (a)          11,980        56.9
     9        Lignite/Coal                  5,825        27.6
     2        Nuclear                       2,300        10.9
     15       Combustion Turbines (b)         975         4.6
                                           ------       -----
                 Total                     21,080       100.0
                                           ======       =====

(a) Twenty-four natural gas units are capable of operating on fuel oil for short periods when gas supplies are interrupted or curtailed. In addition, five natural gas units are capable of operating on fuel oil for extended periods.
(b) Natural gas units leased and operated by TU Electric. Such units are capable of operating on fuel oil for extended periods.

    The principal generating facilities of TU Electric and load centers of TU Electric and SESCO are connected by 3,863 circuit miles of 345kV transmission lines and 9,327 circuit miles of 138kV and 69kV transmission lines.

     TU Electric is connected by six 345kV lines to Houston Lighting & Power Company; by three 345kV, eight 138kV and nine 69kV lines to West Texas Utilities Company; by two 345kV and eight 138kV lines to the Lower Colorado River Authority; by four 345kV and eight 138kV lines to the Texas Municipal Power Agency; by one asynchronous HVDC interconnection to Southwestern Electric Power Company; and at several points with smaller systems operating wholly within Texas. SESCO is connected to TU Electric by three 138kV lines, ten 69kV lines and three lines at distribution voltage. TU Electric and SESCO are members of ERCOT.

The Company

US GAS

     At December 31, 1998, Lone Star Pipeline operated approximately 7,600 miles of transmission and gathering lines and operated 22 compressor stations having a total rated horsepower of approximately 76,000. Lone Star Pipeline also owns seven active gas-storage fields, all located on its system in Texas, and three major gas- treatment plants to remove undesirable components from the gas stream. At December 31, 1998, EPI had interests in 15 processing plants, 10 of which were wholly owned, and operated approximately 1,700 miles of gathering lines. At December 31, 1998, Lone Star Gas operated over 24,000 miles of distribution mains.

     ENSERCH owns a five-building office complex in Dallas, containing approximately 453,000 square feet of space that is occupied by ENSERCH and other affiliates of the Company. In addition, ENSERCH owns a 21-story, 400,000 square-foot building in Houston. This building is leased, primarily to non-affiliated parties.

UK/EUROPE

     Eastern Generation is the fourth largest generator of electricity in the UK. Its share of total UK generating capacity is approximately 9.4%. It currently owns, operates or has an interest in eight power stations in the UK. It also has a controlling interest in Nedalo, the largest supplier of less than one MW (electrical) CHP plants in the UK, and has recently acquired two additional CHP plants. It also has a controlling interest in Teplarny Brno a.s., a heating and generation company in the Czech Republic.

     Further information on Eastern Group's interests in power stations in the UK is set out in the following table and discussed further below:

                                                    Net
   Electric                                      Generating
  Generating                                     Capability
   Plants         Fuel Source                     (MW)(a)     Percent
   ------    ----------------------------------   -------     -------
     5       Coal - fired                           5,949       87.1
     3       Combined cycle gas turbines (CCGT)(b)    835       12.2
     2       Combined heat and power plant (CHP)       46         .7
                                                    -----      -----
               Total                                6,830      100.0
                                                    =====      =====

(a) In all cases, installed generating capacity is equal to registered generating capacity except for two units, which have registered generating capacities of 405 MW and 380 MW, respectively, but installed generating capacities of 360 MW and 340 MW, respectively..
(b) Includes Eastern Group's approximately 13.5% interest (135 MW) in a 1,000 MW plant.

     Eastern Group's current portfolio of power stations is predominantly a mix of CCGT and coal-fired stations. It represents both base load plants, which run throughout most of the year, and mid-merit plants, which run in high demand periods. Eastern Group's portfolio of power stations provides flexibility in managing the price and volume risks of its sales portfolios and has enabled Eastern Group to diversify its fuel supply risk.

     As of March 31, 1998 (the latest available date), Eastern Group's electricity distribution system network, excluding service connections to consumers, included overhead lines and underground cables at the operating voltage levels indicated: 132kV - 2,561 kilometers (km); 33kV - 6,320 km, 11kV
- 35,864 km; and other voltages - 44,558 km.

AUSTRALIA

     Eastern Energy's distribution network is comprised primarily of subtransmission and distribution assets. It owns no generating or transmission facilities. Eastern Energy's distribution system is interconnected with an intrastate power network, comprised of the operator of the transmission system, and each of the other distribution companies within Victoria. Eastern Energy has entered into distribution system agreements with each of the distribution businesses which share the boundaries of its distribution area to provide for wheeling of electricity on behalf of those distribution businesses and for the reciprocal provision of other distribution services.

OTHER

     TU Properties currently leases a 48-story office building in Dallas containing approximately 1,027,000 square feet of space (Energy Plaza) from a bank leasing company. TU Properties entered into a tenant agreement with TU Services on behalf of the other subsidiary companies that allows them to occupy certain office space in Energy Plaza at market rates in effect when the agreements were entered into.

     LCC and its affiliates provide a full range of telecommunications services over a variety of state of the art facilities. As of December 31, 1998, LCC's local exchange affiliate, LCTX, provided service to over 105,000 access lines and almost 91,000 customers in 16 exchanges. All calls are switched by state of the art digital switches. LCTLD has a separate digital switch for providing long-distance services.

     LCC's affiliate, LCT, owns 63% of East Texas Fiber Line, Inc. (ETFL). ETFL provides voice and data capacity to interexchange carriers over its fiber optic lines. LCT owns an additional two hundred route miles of fiber optic lines and markets that capacity to interexchange carriers including LCTLD.
LCT also has cellular interests in the Houston Metropolitan Serving Area as well as interests in three rural service areas.

                          CAPITAL EXPENDITURES

     The capital expenditures of the Company were $1.2 billion in 1998 and are estimated at $1.3 billion for 1999. Approximately 50% will be spent on US electric and gas operations, approximately 35% on operations in the UK and continental Europe, and approximately 15% on operations in Australia, communications and other activities.

     The re-evaluation of growth expectations, the effects of inflation, additional regulatory requirements and the availability of fuel, labor, materials and capital may result in changes in estimated construction costs and dates of completion. Commitments in connection with the construction program are generally revocable subject to reimbursement to manufacturers for expenditures incurred or other cancellation penalties. (See Item 1. Business
- US Electric Segment-Electricity Peak Load and Generation Capability.)

     The Company will pursue potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and are likely to enhance the long-term return to its shareholders.

     For information regarding the financing of capital expenditures, see Management's Discussion and Analysis of Financial Condition and Results of Operation included in Appendix A to this report.

Item 3.  LEGAL PROCEEDINGS

The Company

     The Company and its subsidiaries are party to lawsuits arising in the ordinary course of their business. The Company believes, based on its current knowledge and the advice of counsel, that all such lawsuits and resulting claims would not have a material adverse effect on its financial position, results of operation or cash flows.

     UK -- In February 1997, the official government representative of pensioners in the UK (Pensions Ombudsman) made final determinations against National Grid and its group trustees with respect to complaints by two pensioners in National Grid's section of the Electricity Supply Pension Scheme
(ESPS) relating to the use of the pension fund surplus resulting from the March 31, 1992 actuarial valuation of the National Grid section to meet certain costs arising from the payment of pensions on early retirement upon reorganization or downsizing. These determinations were set aside by the High Court on June 10, 1997, and the arrangements made by National Grid and its group trustees in dealing with the surplus were confirmed. The two pensioners appealed this decision, and judgment has now been received although a final order is awaited. The appeal endorsed the Pensions Ombudsman's determination that the corporation was not entitled to unilaterally deal with any surplus. If a similar action were to be made against Eastern Group in relation to its use of actuarial surplus in its section of the ESPS, it would vigorously defend the action, ultimately through the courts. However, if a determination were finally to be made against it and upheld in the courts, Eastern Group could have a potential liability to repay to its section of the ESPS an amount estimated by Eastern Group to be up to $165 million (exclusive of any applicable interest charges).

     On January 25, 1999, the Hindusthan Development Corporation issued proceedings in the Arbitral Tribunal in Delhi against TEG claiming damages for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. TEG's successor is vigorously defending this claim.

     In November 1998, five suits were filed against subsidiaries of Eastern Group by five of their former sales agencies. The agencies claim a total
104 million pounds ($172 million) and arise from the summary termination for the claimed fundamental breach of their respective contracts in April 1998. The five agencies are claiming damages for failure to give reasonable notice and for compensation under the UK Commercial Agents Regulations 1994. These actions are all being defended strenuously, and counterclaims are being prepared. The Company cannot predict the outcome of these claims and counter claims.

     US -- In August 1998, the Gracy Fund, L.P. (Gracy Fund) filed suit in the United States District Court for the Northern District of Texas against EEX Corporation, formerly Enserch Exploration, Inc. (EEX), the Company, David W. Biegler, Gary J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The Gracy Fund sought to represent a class comprised of all purchasers of the common stock of ENSERCH or EEX between January 26, 1996 and August 4, 1997, including former shareholders of ENSERCH who received shares of EEX and the Company pursuant to the merger agreement between ENSERCH and the Company dated April 13, 1996, all EEX shareholders solicited pursuant to a proxy statement/prospectus issued by EEX dated October 2, 1996 and all ENSERCH shareholders solicited by a joint proxy statement/prospectus issued by ENSERCH and the Company dated September 23, 1996. The Gracy Fund alleged that the defendants participated in a fraudulent scheme and course of business by disseminating materially false and misleading statements regarding EEX's and ENSERCH's business, which allegedly caused the plaintiffs and other members of the class to purchase EEX and ENSERCH stock at artificially inflated prices. In such connection, the plaintiffs alleged that the defendants violated various provisions of the Securities Act of 1933 (Securities Act) and the Securities and Exchange Act of 1934 (Exchange Act).

     Also in August 1998, Stan C. Thorne (Thorne) filed suit in the United States District Court for the Southern District of Texas against EEX, ENSERCH, DeGolyer & MacNaughton, David W. Biegler, Gary J. Junco, Fredrick S. Addy and
B. K. Irani. Thorne sought to represent a class comprised of all purchasers of the common stock of EEX during the period of August 3, 1995 through August 5, 1997. Thorne alleged that the defendants engaged in a course of conduct designed to mislead the plaintiff and investing public in order to maintain the price of EEX common stock at artificially high levels through false and misleading representations concerning the gas reserves of EEX in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder.
Thorne also alleged that the defendants were negligent in making such misrepresentations and that they constituted common law fraud against the defendants.

     In December 1998, the United States District Court for the Northern District of Texas issued an Order in Cause No. 3-98-CV-1808-G consolidating the Gracy Fund and the Thorne suits (the Consolidated Action). On January 22, 1999, the Gracy Fund, et al filed an amended class action complaint in the Consolidated Action against EEX, ENSERCH, David W. Biegler, Gary J. Junco, Thomas Hamilton, J. Philip McCormick, Fredrick S. Addy and B. K. Irani. The Company and Erle Nye were omitted as defendants pursuant to a tolling agreement. The individual-named defendants in the amended complaint are current or former officers and/or directors of EEX, and Mr. Biegler has been an officer and director of ENSERCH. The amended complaint alleges violations of provisions of the Securities Act and the Exchange Act. The state law claims alleged in the Thorne case have been omitted. The class period was amended to include those persons acquiring stock of ENSERCH and/or EEX between August 3, 1995 and August 5, 1997, inclusive. No amount of damages has been specified in the Consolidated Action. The Company is continuing to evaluate these claims and is unable at this time to predict the outcome of this proceeding, but it intends to vigorously defend this suit.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company and TU Electric
     None.


                      EXECUTIVE OFFICERS OF THE COMPANY

                             Positions and Offices        Date First Elected to
                                Presently Held              Present Offices
                             (Current Term Expires        (Current Term Expires         Business Experience
Name of Officer      Age         May 8, 1999)                 May 14, 1999)           (Preceding Five Years)
---------------      ---    ----------------------        ---------------------       --------------------------
Erle Nye             61     Chairman of the Board            May 23, 1997             Chairman ofthe Board and
                             Chief Executive                                            Chief Executive of the
                              and Director                                              Company, TU Electric and
                                                                                        ENSERCH; prior thereto,
                                                                                        President and Chief Executive
                                                                                        ofthe Company and Chairman
                                                                                        ofthe Board and Chief
                                                                                        Executive of TU Electric.

David W. Biegler     52     President and Chief              August 5, 1997           President and Chief Operating
                             Operating Officer                                          Officer of the Company, TU
                                                                                         Electric and ENSERCH;
                                                                                         prior thereto, Chairman,
                                                                                         President and Chief
                                                                                         Executive Officer of
                                                                                         ENSERCH.


H. Jarrell Gibbs     61     Vice Chairman of                 August 5, 1997           Vice Chairman of the Board of
                             the Board                                                  Company and ENSERCH; prior
                                                                                        thereto, President of TU Electric,
                                                                                        prior thereto, Vice President and
                                                                                        and Principal Financial Officer
                                                                                        of the Company.


Michael J. McNally   44     Executive Vice President         May 23, 1997             Executive Vice President and Chief
                             and Chief Financial Officer                                Financial Officer of the
                                                                                        Company; prior thereto, President,
                                                                                        Transmission Division of TU Electric,
                                                                                        prior thereto, Executive Vice
                                                                                        President of TU Electric,
                                                                                        prior thereto,  Principal of
                                                                                        Enron Development Corporation: prior
                                                                                        thereto, Managing Director of
                                                                                        Industrial Services (Enron
                                                                                        Capital and Trade Resources) and
                                                                                        President of Houston Pipe Line Company
                                                                                        and Enron Gas Liquids, Inc.

There is no family relationship between any of the above-named Executive
Officers.

                               PART II

Item 5.   MARKET FOR EACH REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

The Company
     The Company's common stock is listed on the New York, Chicago and Pacific stock exchanges (symbol: TXU).

     The price range of the common stock of the Company on the composite tape, as reported by The Wall Street Journal and the dividends paid for each of the calendar quarters of 1998 and 1997 were as follows:

                                   Price Range                      Dividends Paid
                    --------------------------------------------   ---------------

Quarter Ended               1998                    1997            1998     1997
-------------       --------------------    --------------------   ------   ------
                      High        Low         High        Low
                    --------    --------    --------    --------
March 31            $42.6250    $38.8125    $42.0000    $33.7500    $0.55   $0.525
June 30              42.1250     38.3750     37.0000     31.5000     0.55    0.525
September 30         47.1250     38.4375     36.1875     33.5000     0.55    0.525
December 31          48.0625     43.0000     41.8125     34.1875     0.55    0.525
                                                                    -----   ------
                                                                    $2.20   $2.100
                                                                    =====   ======

     The Company, or its predecessor TEI, have declared common stock dividends payable in cash in each year since TEI's incorporation in 1945. The Board of Directors of the Company, at its February 1999 meeting, declared a quarterly dividend of $0.575 a share, payable April 1, 1999 to shareholders of record on March 5, 1999. For information concerning the Company's dividend policy, see Management's Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report. Future dividends may vary depending upon the Company's profit levels and capital requirements as well as financial and other conditions existing at the time. Reference is made to
Note 6 to Consolidated Financial Statements included in Appendix A to this report regarding limitations upon payment of dividends on common stock of TU Electric and Eastern Group.

     The number of record holders of the common stock of the Company as of March 19, 1999 was 87,524.

TU Electric
     All of TU Electric's common stock is owned by the Company. Reference is made to Note 6 to Consolidated Financial Statements included in Appendix A to this report regarding limitations upon payment of dividends on common stock of TU Electric.

Item 6.  SELECTED FINANCIAL DATA

The Company and TU Electric

     The information required hereunder for the Company and TU Electric is set forth under Selected Financial Data included in Appendix A to this report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company and TU Electric

     The information required hereunder for the Company and TU Electric is set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company and TU Electric

     The information required hereunder for the Company and TU Electric is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company and TU Electric

     The information required hereunder for the Company and TU Electric is set forth under Statements of Responsibility, Independent Auditors' Reports, Statements of Consolidated Income, Statements of Consolidated Comprehensive Income, Statements of Consolidated Cash Flows, Consolidated Balance Sheets, Statements of Consolidated Common Stock Equity and Notes to Consolidated Financial Statements as included for each company in Appendix A to this report.

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

The Company

     Information with respect to this item is found under the heading Election of Directors in the definitive proxy statement to be filed by the Company with the Commission on or about April 5, 1999. Additional information with respect to Executive Officers of the Company is found at the end of Part I.

TU Electric

     Identification of Directors, business experience and other directorships:

                                        Other Positions and
                                      Offices Presently Held    Date First Elected as      Present Principal Occupation or
                                         With TU Electric             Director                Employment and Principal
                                       (Current Term Expires    (Current Term Expires     Business (Preceding Five Years),
Name of Director            Age          in May, 1999)           in May, 1999)               Other Directorships
----------------           ----      -----------------------   ---------------------   --------------------------------------
T. L. Baker                 53         President, Electric      February 20, 1987      President, Electric Service Division of
                                        Service Division                                 TU Electric, Lone Star Gas and
                                                                                         Southwestern Electric Service Company;
                                                                                         prior thereto,
                                                                                         Executive Vice President of TU
                                                                                         Electric; prior thereto, Senior
                                                                                         Vice President of TU Electric.


David W. Biegler            52         President and Chief      August 29, 1997        President and Chief Operating Officer
                                        Operating Officer                                of the Company, TU Electric
                                                                                         and ENSERCH; prior thereto,
                                                                                         Chairman,  President and Chief
                                                                                         Executive Officer of
                                                                                         ENSERCH; other directorships:
                                                                                         ENSERCH, Chase Bank of
                                                                                         Texas N.A. and Trinity
                                                                                         Industries, Inc. (railcars,
                                                                                         construction materials and industrial
                                                                                         equipment)

Barbara B. Curry            44         None                     August 29, 1997        Executive Vice President of TU
                                                                                         Services; prior thereto, Vice
                                                                                         President of TU Services and,
                                                                                         prior thereto, Assistant to the
                                                                                         Chairman of the Company;
                                                                                         other directorship: ENSERCH.




M. S. Greene                53         President, Transmission  May 27, 1997           President, Transmission Division of TU
                                        Division                                         Electric; prior thereto,
                                                                                         Executive Vice President of
                                                                                         Fuel Company and Mining
                                                                                         Company.


                                          Other Positions and
                                        Offices Presently Held    Date First Elected as      Present Principal Occupation or
                                           With TU Electric             Director                Employment and Principal
                                         (Current Term Expires    (Current Term Expires     Business (Preceding Five Years),
Name of Director            Age            in May, 1999)            in May, 1999)               Other Directorships
----------------           ----        -----------------------   ---------------------   -------------------------------------
Michael J. McNally         44          None                       February 16, 1996     Executive Vice President and Chief
                                                                                           Financial Officer of the
                                                                                           Company; prior thereto
                                                                                           President, Transmission
                                                                                           Division of TU Electric; prior
                                                                                           thereto Executive Vice
                                                                                           President of TU Electric; prior
                                                                                           thereto, Principal of Enron
                                                                                           Development Corporation;
                                                                                           prior thereto, Managing
                                                                                           Director of Industrial Services
                                                                                           (Enron Capital and Trade
                                                                                           Resources) and President of
                                                                                           Houston Pipe Line Company
                                                                                           and Enron Gas Liquids, Inc.;
                                                                                           other directorship: ENSERCH.

Erle Nye                   61          Chairman of the Board      September 17, 1982    Chairman of the Board and Chief
                                        and Chief Executive                                Executive of the Company, TU
                                                                                           Electric and ENSERCH; prior
                                                                                           thereto, President and Chief
                                                                                           Executive of the Company and
                                                                                           Chairman of the Board and
                                                                                           Chief Executive of TU Electric;
                                                                                           other directorships: the
                                                                                           Company and ENSERCH.


W. M. Taylor               56          President, Generation      May 20, 1986          President, Generation Division of TU
                                        Division                                          Electric and Executive Vice
                                                                                          President of Mining Company;
                                                                                          prior thereto, Executive Vice
                                                                                          President of TU Electric.


  Directors of TU Electric receive no compensation in their capacity as Directors of TU Electric.

Identification of Executive Officers and business experience:


                                      Positions and Offices    Date First Elected to
                                         Presently Held           Present Office
                                      (Current Term Expires    (Current Term Expires          Business Experience
Name of Officer          Age            in May, 1999)             in May, 1999)              (Preceding Five Years)
----------------        ----        -----------------------   ---------------------   --------------------------------------
Erle Nye                 61          Chairman of the Board    February 20, 1987       Chairman of the Board and Chief
                                      and Chief Executive                               Executive of the Company, TU
                                                                                        Electric and ENSERCH; prior
                                                                                        thereto, President and Chief
                                                                                        Executive of the Company and
                                                                                        Chairman of the Board and
                                                                                        Chief Executive of TU Electric.


David W. Biegler         52          President and Chief      January 1, 1998         President and Chief Operating Officer
                                      Operating Officer                                 of the Company, TU Electric
                                                                                        and ENSERCH; prior thereto
                                                                                        Chairman, President and Chief
                                                                                        Executive Officer of
                                                                                        ENSERCH.

T. L. Baker              53          President, Electric      February 16, 1996       President, Electric Service Division of
                                      Service Division                                  TU Electric, Lone Star Gas and
                                                                                        Southwestern Electric Service
                                                                                        Company; prior thereto,
                                                                                        Executive Vice President of TU
                                                                                        Electric; prior thereto, Senior
                                                                                        Vice President of TU Electric.


M. S. Greene             53          President, Transmission  May 27, 1997            President, Transmission Division of TU
                                      Division                                          Electric; prior thereto,
                                                                                        Executive Vice President of
                                                                                        Fuel Company and Mining
                                                                                        Company.

W. M. Taylor             56          President, Generation    February 16, 1996       President, Generation Division of TU
                                      Division                                          Electric and Executive Vice
                                                                                        President of Mining Company;
                                                                                        prior thereto, Executive Vice
                                                                                        President of TU Electric.


There is no family relationship between any of the above-named Directors and Executive Officers.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

All required reports relating to changes in beneficial ownership of shares of TU Electric have been timely filed.

Item 11.   EXECUTIVE COMPENSATION

The Company

     Information with respect to this item is found under the heading Executive Compensation in the definitive proxy statement to be filed by the Company with the Commission on or about April 5, 1999.

TU Electric

     TU Electric and its affiliates have paid or awarded compensation during the last three calendar years to the following Executive Officers for services in all capacities:

                              SUMMARY COMPENSATION TABLE



                                                                                 Long-Term Compensation (4)
                                                                           -----------------------------------
                                           Annual Compensation                     Awards              Payouts
                                      ---------------------------------    ------------------------   --------
                                                                Other       Restricted   Securities                All Othe
                                                                Annual      Stock        Underlying    LTIP        Compen-
  Name and                              Salary     Bonus        Compen-     Awards       Options/      Payouts     sation
 Principal Position             Year     ($)      ($) (3)     sation ($)      ($)        SARs (#)       ($)        ($) (5)
 -------------------------     -----  --------    --------    ----------   --------      ----------   --------   ----------
 Erle Nye,                      1998   818,750     350,000        -         541,250         -          19,674      156,906
    Chairman of the Board       1997   760,417     325,000        -         499,375         -          23,928      143,963
    and Chief Executive of      1996   723,333     185,000        -         351,500         -               0      117,908
    the Company and
    TU Electric (1)

 David W. Biegler,              1998   617,500     102,500        -         244,250         -               0      174,208
    President and Chief         1997   245,833           0        -               0         -               0            0
    Operating Officer of        1996         0           0        -               0         -               0            0
    the Company and
    TU Electric (2)

 W. M. Taylor,                  1998   360,500      75,000        -         157,800         -           7,733       63,421
    President, Generation       1997   339,583      83,000        -         161,750         -           9,343       59,948
    Division - TU Electric      1996   312,500      83,500        -         156,625         -               0       49,530

 T. L. Baker,                   1998   323,083      60,000        -         135,600         -           8,212       62,011
    President, Electric         1997   294,583      71,000        -         139,625         -          10,619       56,603
    Service Division -          1996   275,833      60,500        -         123,500         -               0       46,319
    TU Electric

 M. S. Greene,                  1998   245,833      50,000        -         106,250         -           5,645       45,875
    President, Transmission     1997   233,750      53,000        -         107,000         -           6,609       40,668
    Division - TU Electric      1996   220,833      45,000        -          95,625         -               0       34,750


(1) Amounts reported in the table for Mr. Nye consist entirely of compensation paid by the Company.

(2) Mr. Biegler was elected to his current position with TU Electric effective January 1, 1998; compensation amounts represent compensation paid by the Company.

(3) Amounts reported as Bonus in the Summary Compensation Table are attributable to the named officer's participation in the Annual Incentive Plan
(AIP). Elected corporate officers of the Company and its participating subsidiaries with a title of Vice President or above are eligible to participate in the AIP. Under the terms of the AIP, target incentive awards ranging from 35% to 50% of base salary, and a maximum award of 100% of base salary, are established. The percentage of the target or the maximum actually awarded, if any, is dependent upon the attainment of per share net income goals established in advance by the Organization and Compensation Committee (Committee) as well as the Committee's evaluation of the participant's and the
Company's performance.   One-half of each such award is paid in cash and is
reflected as Bonus in the Summary Compensation Table. Payment of the remainder of the award is deferred under the Deferred and Incentive Compensation Plan (DICP) discussed hereinafter in footnote (4).

(4) Amounts reported as Long-Term Compensation in the Summary Compensation Table are attributable to the named officer's participation in the DICP. Elected corporate officers of the Company and its participating subsidiaries with the title of Vice President or above are eligible to participate in the DICP. Participants in the DICP may defer a percentage of their base salary not to exceed a maximum percentage determined by the Committee for each Plan year and in any event not to exceed 15% of the participant's base salary. Salary deferred under the DICP is included in amounts reported as salary in
the Summary Compensation Table.   The Company makes a matching award (Matching
Award) equal to 150% of the participant's deferred salary. In addition, one-half of any AIP award (Incentive Award) is deferred and invested under the DICP. The Matching Awards and Incentive Awards are subject to forfeiture under certain circumstances. Under the DICP, a trustee purchases Company common stock with an amount of cash equal to each participant's deferred salary, Matching Award and Incentive Award, and accounts are established for each participant containing performance units (Units) equal to such number of common shares. DICP investments, including reinvested dividends, are restricted to Company common stock. On the expiration of the applicable maturity period (three years for the Incentive Awards and five years for deferred salary and Matching Awards), the value of the participant's accounts are paid in cash based upon the then current value of the Units; provided, however, that in no event will a participant's account be deemed to have a cash value which is less than the sum of such participant's deferred salary together with a 6% per annum (compounded annually) interest equivalent thereon. The maturity period is waived if the participant dies or becomes totally and permanently disabled and may be extended under certain circumstances.

Incentive Awards and Matching Awards that have been made under the DICP are included under Restricted Stock Awards in the Summary Compensation Table for each of the last three years. As a result of these awards, undistributed Incentive Awards and Matching Awards made under the DICP in prior years, and dividends reinvested thereon, the number and market value of such Units at December 31, 1998 (each of which is equal to one share of common stock) held in the DICP accounts for Messrs. Nye, Biegler, Taylor, Baker and Greene were 46,827 ($2,186,236), 5,895 ($275,223), 16,724 ($780,802), 14,357 ($670,292)
and 11,161 ($521,079), respectively.

The Long-Term Incentive Compensation Plan (LTICP) is a comprehensive, stock-based incentive compensation plan providing for discretionary grants of common stock-based awards, including restricted stock. Outstanding awards to named executive officers vest over a three year period and such executive officers may earn from 0% to 200% of the number of shares awarded based on the Company's total return to shareholders over such three year period compared to the total return provided by the companies comprising the Standard & Poor's Electric Utility Index. Dividends are paid and reinvested on such restricted stock awards at the same rate as dividends on the Company's common stock. As a result of restricted stock awards under the LTICP, and dividends reinvested thereon, the number of shares of restricted stock and the value of such shares at December 31, 1998 held for Messrs. Nye, Biegler, Taylor, Baker and Greene were 46,441 ($2,168,214), 7,177 ($335,076), 8,443 ($394,183), 9,529
($444,885), and -0- ($-0-), respectively.

Salary deferred under the DICP is included in amounts reported as Salary in the Summary Compensation Table. Amounts shown in the table below represent the number of shares purchased under the DICP with such deferred salaries for 1998 and the number of shares awarded under the LTICP:

                    LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR




                            Deferred and Incentive
                               Compensation Plan                   Long-Term Incentive Compensation Plan
                        ------------------------------     -----------------------------------------------------------
                          Number of     Performance or                    Performance or
                           Shares,        Other Period       Number of     Other Period       Estimated Future Payouts
                          Units or            Until        Shares, Units       Until          ------------------------
                        Other Rights       Maturation        or Other      Maturation or      Minimum        Maximum
  Name                      (#)             or Payout       Rights (#)         Payout           (#)            (#)
------------------      ------------    -------------      -------------   -------------      --------      ---------
Erle Nye                   3,041             5 Years          22,000         3 Years               0          44,000

David W. Biegler           2,254             5 Years           7,000         3 Years               0          14,000

W. M. Taylor               1,316             5 Years           4,000         3 Years               0           8,000

T. L. Baker                1,202             5 Years           4,000         3 Years               0           8,000

M. S. Greene                 894             5 Years               0             -                 0               0


The amounts reported under LTIP Payouts in the Summary Compensation Table represent payouts maturing during such years of earnings on deferred salary under the DICP in prior years.

(5) Amounts reported as All Other Compensation in the Summary Compensation Table are attributable to the named officer=s participation in certain plans and as otherwise described hereinafter in this footnote.

Under the Employees' Thrift Plan of the Texas Utilities Company System (Thrift
Plan) all employees of the Company or any of its participating subsidiaries may invest up to 16% of their regular salary or wages in common stock of the Company, or in a variety of selected mutual funds. Under the Thrift Plan, the Company matches a portion of an employee's contributions in an amount equal to 40%, 50% or 60% (depending on the employee's length of service) of the first 6% of such employee's contributions. All matching amounts are invested in common stock of the Company. The amounts reported under All Other Compensation in the Summary Compensation Table include these matching amounts which, for Messrs. Nye, Biegler, Taylor, Baker and Greene amounted to $5,760, $3,840, $5,760, $5,760 and $5,760, respectively, during 1998.

The Company has a Salary Deferral Program (Program) under which each employee of the Company and its participating subsidiaries whose annual salary is equal to or greater than an amount established under the Program ($96,370 for the Program Year beginning April 1, 1998) may elect to defer a percentage of annual base salary, or any bonus or other special cash compensation for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof. Effective with the Program Year beginning April 1, 1998, such deferrals may be up to a maximum of 50% of the employee's annual salary and/or 100% of the employee's bonus or other special cash compensation. The Company makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of salary deferred under the Program. Prior to April 1, 1998, deferrals under the Program were limited to up to 10% of the employee's salary and the Company made a matching award equal to 100% of the employee's salary deferral. Salary and bonuses deferred under the Program are included in amounts reported under Salary and Bonus, respectively, in the Summary Compensation Table. Deferrals made after April 1, 1998, are credited with earnings or losses based on the performance of investment alternatives selected by each participant.
Deferrals made prior to April 1, 1998, are, at the end of the applicable maturity period, credited with the greater of the actual earnings of the Program assets, or the average yield during the applicable maturity period of U.S. Treasury Notes having a maturity of ten years. At the end of the applicable maturity period, the trustee for the Program distributes the deferrals and the applicable earnings in cash. The distribution is in a lump sum if the applicable maturity period is seven years. If the retirement option is elected, the distribution is made in twenty annual installments. Individuals who were participating in the Program on March 31, 1998, were given a one time opportunity to elect (1) to continue to have the provisions of the Program relating to permitted deferrals, matching awards, investments and calculation of earnings in effect prior to April 1, 1998, apply to their future Program participation; or (2) to have the Program provisions relating to investments and calculation of earnings apply to their entire Program account, including deferrals and matching contributions which had been made prior to April 1, 1998. The Company is financing the retirement portion of the Program through the purchase of corporate-owned life insurance on the lives of the participants. The proceeds from such insurance are expected to allow the Company to fully recover the cost of the retirement option. During 1998, matching awards, which are included under All Other Compensation in the Summary Compensation Table, were made for Messrs. Nye, Biegler, Taylor, Baker and Greene in the amounts of $69,375, $37,400, $30,590, $27,372 and $24,583, respectively.

Under the Company's Split-Dollar Life Insurance Program (Insurance Program), split-dollar life insurance policies are purchased for elected corporate officers of the Company and its participating subsidiaries with a title of Vice President or above, with a death benefit equal to four times their annual Insurance Program compensation. New participants vest in the policies issued under the Insurance Program over a six year period. The Company pays the premiums for these policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments. Although the Insurance Program is terminable at any time, it is designed so that if it is continued, the Company will fully recover all of the insurance premium payments it has made either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of fifteen years of participation or the participant's attainment of age sixty-five. During 1998, the economic benefit derived by Messrs. Nye, Biegler, Taylor, Baker and Greene from the term insurance coverage provided and the interest foregone on the remainder of the insurance premiums paid by the Company amounted to $81,771, $7,968, $27,071, $28,879 and $15,532, respectively.

In connection with the acquisition of ENSERCH, the Company entered into an employment agreement with Mr. Biegler which provides for a minimum annual salary of $600,000, minimum annual cash incentive compensation for 1997 of $330,000 and certain severance benefits. In accordance with the agreement, a supplemental incentive compensation payment of $125,000 was made to Mr. Biegler and is included under All Other Compensation in the Summary Compensation Table. The agreement terminates in August 1999.

     As a part of the ENSERCH acquisition, options to purchase the common stock of ENSERCH which had been granted to various employees of ENSERCH were converted into options to acquire common shares of the Company. The table below shows, for each of the named officers, the information specified with respect to exercised, exercisable and unexercisable options under all existing stock option plans, converted into shares of the Company's common stock into which such options became exercisable at the time of the ENSERCH acquisition.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES



                                                Number of Securities            Value of Unexercised
                                                Underlying Unexercised             In-the-Money
                       Shares                      Options at                       Options at
                    Acquired on     Value        December 31, 1998                December 31, 1998
                     Exercise      Realized            (#)                               ($)
                                               ---------------------------   ----------------------------
   Name                 (#)            ($)     Exercisable   Unexercisable    Exercisable   Unexercisable
----------------   ------------    --------    -----------   -------------   ------------   -------------

Erle Nye                 0              0           0             0                   0           0

David W. Biegler     26,555         314,033     129,778           0            2,907,112          0

W. M. Taylor             0              0           0             0                   0           0

T. L. Baker              0              0           0             0                   0           0

M. S. Greene             0              0           0             0                   0           0



The Company and its subsidiaries maintain retirement plans (TU Retirement
Plan) which are qualified under applicable provisions of the Internal Revenue Code of 1986, as amended (Code). Annual retirement benefits under the traditional defined benefit formula of the TU Retirement Plan, which applied to each of the named officers, are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant's average annual earnings during his or her three years of highest earnings. Amounts reported under Salary for the named officers in the Summary Compensation Table approximate earnings as defined by the TU Retirement Plan without regard to any limitations imposed by the Code. Benefits paid under the TU Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code. As of February 28, 1999, years of accredited service under the TU Retirement Plan for Messrs. Nye, Biegler, Taylor, Baker and Greene were 36, 1, 31, 28 and 28, respectively.

                              TEXAS UTILITIES PENSION PLAN TABLE


                                                   Years of Service
                   --------------------------------------------------------------------------

Remuneration            20              25             30              35               40
-------------      ---------       ---------       ---------       ---------        ---------
$      50,000      $  14,688       $  18,360       $  22,032       $  25,704        $  29,376
      100,000         29,688          37,110          44,532          51,954           59,376
      200,000         59,688          74,610          89,532         104,454          119,376
      400,000        119,688         149,610         179,532         209,454          239,376
      800,000        239,688         299,610         359,532         419,454          479,376
    1,000,000        299,688         374,610         449,532         524,454          599,376
    1,400,000        419,688         524,610         629,532         734,454          839,376
    1,800,000        539,688         674,610         809,532         944,454        1,079,376



     Before the ENSERCH acquisition, Mr. Biegler earned retirement benefits under the Retirement and Death Benefit Program of 1969 of ENSERCH Corporation and Participating Subsidiary Companies (ENSERCH Retirement Plan) which was merged into, and became a part of, the TU Retirement Plan effective December 31, 1997. In connection with this plan merger, the TU Retirement Plan was amended to provide that the retirement benefit of employees who were employed by ENSERCH Corporation or one of its subsidiaries participating in the ENSERCH Retirement Plan on August 5, 1997, and as of the last full pay period of 1997, will equal the sum of (1) their accrued benefit under the ENSERCH Retirement Plan through the last pay period of 1997 and (2) their accrued benefit under the TU Retirement Plan beginning with the first pay period of 1998; provided that the aggregate retirement benefit earned under the traditional defined benefit plan formula of the plans can be no less than the retirement benefit which would have been earned had they remained under the ENSERCH Retirement Plan for their entire careers. Mr. Biegler, whose employment with the Company began August 5, 1997, is treated in a similar manner. Amounts reported for Mr. Biegler under Salary and Bonus in the Summary Compensation Table approximate earnings as defined by the ENSERCH Retirement Plan without regard to any limitations imposed by the Code. As of February 28, 1999, Mr. Biegler had 30 years of accredited service under the ENSERCH Retirement Plan.

                                     ENSERCH PENSION PLAN TABLE

                                                   Years of Service
                   -----------------------------------------------------------------------------------------

Remuneration            20              25             30              35               40             45
-------------      ---------       ---------       ---------       ---------        ---------      ---------
$      50,000      $  12,831       $  16,039       $  19,246       $  22,454        $  23,704      $  24,954
      100,000         30,331          37,914          45,496          53,079           55,579         58,079
      200,000         65,331          81,664          97,996         114,329          119,329        124,329
      400,000        135,331         169,164         202,996         236,829          246,829        256,829
      800,000        275,331         344,164         412,996         481,829          501,829        521,829
    1,000,000        345,331         431,164         517,996         604,329          629,329        654,329
    1,400,000        485,331         606,164         727,996         849,329          884,329        919,329
    1,800,000        625,331         781,164         937,996       1,094,329        1,139,329      1,184,329



     The Company's supplemental retirement plans (Supplemental Plan) provide for the payment of retirement benefits which would otherwise be limited by the Code or the definition of earnings in the TU Retirement Plan or the ENSERCH Retirement Plan, as applicable. Under the Supplemental Plan, retirement benefits are calculated in accordance with the same formula used under the applicable qualified plan, except that, with respect to calculating the portion of the Supplemental Plan benefit attributable to service under the TU Retirement Plan, earnings also include AIP awards (50% of the AIP award is reported under Bonus for the named officers in the Summary Compensation Table). The tables set forth above illustrate the total annual benefit payable at retirement under the TU Retirement Plan and the ENSERCH Retirement Plan, respectively, inclusive of benefits payable under the Supplemental Plan, prior to any reduction for a contingent beneficiary option which may be selected by participants.

     The following report and performance graph are presented herein for information purposes only. This information is not required to be included herein and shall not be deemed to form a part of this report to be "filed" with the Securities and Exchange Commission. The report set forth hereinafter is the report of the Organization and Compensation Committee of the Board of Directors of the Company and is illustrative of the methodology utilized in establishing the compensation of executive officers of the Company and TU Electric.

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

     In furtherance of these policies, a nationally recognized compensation consultant has been retained since 1994 to assist the Committee in its periodic reviews of compensation and benefits provided to officers. The consultant's evaluations include comparisons to the largest utilities as well as to general industry with respect both to the level and composition of officers' compensation. The consultant's recommendations including the Annual Incentive Plan, the Long-Term Incentive Compensation Plan and certain benefit changes have generally been implemented. The Annual Incentive Plan, which was approved by the shareholders in 1995, is generally referred to as the AIP and is described in this report as well as in footnote 3 to the Summary Compensation Table. The Long-Term Incentive Compensation Plan, referred to as the Long-Term Plan or LTICP, was approved by the shareholders in 1997 and is described in this report as well as in footnote 4 to the Summary Compensation Table.

     In recent years, the compensation of the officers of the Company has consisted principally of base salaries, the opportunity to participate in the Deferred and Incentive Compensation Plan (referred to as the DICP and described in footnote 4 to the Summary Compensation Table), the opportunity to earn an incentive award under the AIP and, in certain instances, awards of performance-based restricted shares under the Long-Term Plan. Benefits provided under the DICP and the AIP have represented a substantial portion of officers' compensation, and the value of future payments under the DICP, as well as the value of the deferred portion of any award under the AIP, is directly related to the future performance of the Company's common stock. It is anticipated that performance-based incentive awards under the AIP and the Long-Term Plan, will, in future years, continue to constitute a substantial percentage of the officers' total compensation.

     Certain of the Company's business units have developed separate annual and long-term incentive compensation plans. Generally those plans focus on the results achieved by those individual business units and the compensation opportunities provided by those plans are considered to be competitive in the markets in which those units compete. Officers may not participate in both the traditional incentive compensation plans as discussed herein and the business unit plans. None of the named officers participate in the individual business unit plans.

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

     In establishing levels of executive compensation at its May 1998 meeting, the Committee reviewed various performance and compensation data, including the performance measures under the AIP and the report of its compensation consultant. Information was also gathered from industry sources and other published and private materials which provided a basis for comparing the largest electric and gas utilities and other survey groups representing a large variety of business organizations. Included in the data considered were the comparative returns provided by the largest electric and gas utilities as represented by the returns of the Standard & Poor's Electric Utility Index which are reflected in the graph herein. In 1997, TU Electric, the Company's principal subsidiary, was the largest electric utility in the United States as measured by megawatt hour sales and, compared to other electric utilities in the United States, was fifth in electric revenues, fifth in total assets, fourth in net generating capability, sixth in number of customers and ninth in number of employees. Compensation amounts were established by the Committee based upon its consideration of the above comparative data and its subjective evaluation of Company and individual performance at levels consistent with the Committee's policy relating to total direct compensation.

     At its meeting in May 1998, the Committee provided awards of performance-based restricted stock under the Long-Term Plan to certain officers, including the Chief Executive. The future value of those awards will be determined by the Company's total return to shareholders over a three-year period compared to the total return for that period of the companies comprising the Standard & Poor's Electric Utility Index. Depending upon the Company's relative return for such period, the officers may earn from 0% to 200% of the original award and their compensation is, thereby, directly related to shareholder value. Awards granted in May 1998 contemplate that 200% of the original award will be provided if the Company's total return is in the 81st percentile or above of the returns of the companies comprising the Standard & Poor's Electric Utility Index and that such percentage of the original award will be reduced as the Company's return compared to the Index declines so that 0% of the original award will be provided if the Company's return is in the 40th percentile or below of returns provided by the companies comprising the Index. These awards, and any awards that may be made in the future, are based upon the Committee's evaluation of the appropriate level of long-term compensation consistent with its policy relating to total direct compensation.

     In May 1998 the Committee increased Mr. Nye's base salary as Chief Executive to an annual rate of $850,000, representing a $75,000 or 9.7% increase over the amount established for Mr. Nye in May of 1997. Based upon the Committee's evaluation of individual and Company performance, as called for by the AIP, the Committee also provided Mr. Nye with an AIP award of $700,000 compared to the prior year's award of $650,000. The Committee also awarded 22,000 shares of performance-based restricted stock to Mr. Nye. Under the terms of the award, Mr. Nye can earn from 0% to 200% of the award depending on the Company's total return to shareholders over a three-year period (April 1, 1998 through March 31, 2001) compared to the total return provided by the companies comprising the Standard & Poor's Electric Utility Index. This level of compensation was established based upon the Committee's subjective evaluation of the information described in this report.

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

                  Organization and Compensation Committee

             James A. Middleton, Chair                 Margaret N. Maxey
             Derek C. Bonham (since November 1998)     J. E. Oesterreicher
             William M. Griffin                        Charles R. Perry
             Kerney Laday                              Herbert H. Richardson

PERFORMANCE GRAPH

     The following graph compares the performance of the Company's common stock to the S&P 500 Index and S&P Electric Utility Index for the last five years. The graph assumes the investment of $100 at December 31, 1993 and that all dividends were reinvested. The amount of the investment at the end of each year is shown in the graph and in the table which follows.

                       Cumulative Total Returns
                   for the Five Years Ended 12/31/98

                      [LINE GRAPH APPEARS HERE]



                              1993    1994    1995    1996    1997    1998
                             -----   -----   -----   -----   -----   -----

 Texas Utilities              100      81      112     117     126     150

 S&P 500 Index                100     101      139     171     228     293

 S&P Electric Utility Index   100     86       113     113     143     166


Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company

     Information with respect to this item is found under the headings Beneficial Ownership of Common Stock of the Company in the definitive proxy statement filed by the Company with the Commission on or about April 5, 1999. Additional information with respect to Executive Officers of the Company is found at the end of Part I.

TU Electric

     Security ownership of certain beneficial owners at February 28, 1999:


                                                     Amount and Nature
                          Name and Address           of Beneficial
 Title of Class           of Beneficial Owner           Ownership          Percent of Class
-------------------     -----------------------    -------------------     ----------------
   Common stock,        Texas Utilities Company     118,714,200 shares          100.0%
without par value,           Energy Plaza             sole voting and
  of TU Electric           1601 Bryan Street         investment power
                          Dallas, Texas 75201


     Security ownership of management at February 28, 1999:

The following lists the common stock of the Company owned by the Directors and Executive Officers of TU Electric. The named individuals have sole voting and investment power for the shares of common stock reported. Ownership of such common stock by the Directors and Executive Officers, individually and as a group, constituted less than 1% of the outstanding shares at February 28, 1999. None of the named individuals own any of the preferred stock of TU Electric or the preferred securities of any subsidiaries of TU Electric.

                                                          Number of Shares



 Name                         Beneficially Owned    Deferred Plan(2)         Total
-----------------             ------------------    ----------------      ---------
T. L. Baker                       13,321               20,700                34,021
David W. Biegler                 152,867(1)             8,277               161,144
Barbara B. Curry                   2,608                6,095                 8,703
M. S. Greene                       1,332               16,118                17,450
Michael J. McNally                33,138               17,041                50,179
Erle Nye                          76,055               63,306               139,361
W. M. Taylor                      20,158               23,789                43,947
                                 -------              -------               -------
All Directors and Executive
 Officers as  a group (7)        299,479              155,326               454,805
                                 =======              =======               =======


(1) Total shares include 129,778 shares subject to stock options exercisable within sixty days of the date of this report.

(2) Share units held in deferred compensation accounts under the Deferred and Incentive Compensation Plan. Although this plan allows such units to be paid only in the form of cash, investments in such units create essentially the same investment stake in the performance of the Company's common stock as do investments in actual shares of common stock.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The Company

     None.

TU Electric

     None.

                          PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page
                                                                        ----
(a)  Documents filed as part of this Report:

The Company and TU Electric

     Financial Statements (included in  Appendix A to this report):

     The Company and TU Electric:
          Selected Financial Data - Consolidated Financial and
            Operating Statistics                                        A-2
          Management's Discussion and Analysis of
            Financial Condition and Results of Operations               A-6
          Statements of Responsibility                                  A-23
          Independent Auditors' Reports                                 A-25

     The Company:
          Statements of Consolidated Income for each of the
            three years in the period ended December 31, 1998           A-28
          Statements of Consolidated Comprehensive Income for
            each of the three years in the period ended
            December 31, 1998                                           A-29
          Statements of Consolidated Cash Flows for each of the
            three years in the period ended December 31, 1998           A-30
          Consolidated Balance Sheets, December 31, 1998 and 1997       A-31
          Statements of Consolidated Common Stock Equity for each
            of the three  years in the period ended
            December 31, 1998                                           A-33


     TU Electric:
          Statements of Consolidated Income for each of the three
            years in the period ended December 31, 1998                 A-34
          Statements of Consolidated Comprehensive Income for each
            of the three years in the period ended December 31, 1998 A-34 Statements of Consolidated Cash Flows for each of the
            three years in the period ended December 31, 1998           A-35
          Consolidated Balance Sheets, December 31, 1998 and 1997       A-36
          Statements of Consolidated Common Stock Equity for each
            of the three years in the period ended December 31, 1998    A-38

     The Company and TU Electric:
          Notes to Consolidated Financial Statements                    A-39

     The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K:

     Reports on Form 8-K filed since September 30, 1998, are as follows:

The Company

     Date of Report            Item Reported
     -----------------     --------------------
     December 10, 1998     Item 5. OTHER EVENTS
                                   The following financial information of
                                   The Energy Group was filed: The Audited
                                   Financial Statements as of March 31, 1998 and 1997 and for the year ended March 31, 1998, the six months ended March 31, 1997 and the two years in the period ended September 30, 1996.

     January 19, 1999      Item 5. OTHER EVENTS

TU Electric

     Date of Report            Item Reported
     -----------------     --------------------
     March 17, 1999        Item 5. OTHER EVENTS

(c)  Exhibits:

The Company and TU Electric

          Previously Filed*
          ------------------------
            With
            File           As
Exhibits   Number        Exhibit
--------- --------       --------
2(a)      333-12391        2(a) - Amended and Restated Agreement and Plan
                                  of Merger, dated as of April 13, 1996, among
                                  the Company, ENSERCH Corporation and TUC Holding
                                  Company.
3(a)      333-12391        4(a) - Restated Articles of Incorporation of
                                  the Company.
3(b)      333-45657        4(b) - Bylaws, as amended, of the Company.
3(c)      0-11442          4(a) - Restated Articles of Incorporation of
          Form 10-Q               TU Electric.
         (Quarter ended
         June 30, 1997)
3(d)      33-64694         4(c) - Bylaws of TU Electric, as amended.
3(e)      1-12833          1    - Rights Agreement, dated as of February 19, 1999,
          Form 8-A                between the Company and The Bank of New York,
          (filed February     which includes as Exhibit A thereto the form of
          26, 1999)               Statement of Resolution Establishing the
                                  Series A Preference Stock, Exhibit B thereto
                                  the form of a Right Certificate and Exhibit C
                                  thereto the Summary of Rights to
                                  Purchase Series A Preference Stock.
4(a)      2-90185          4(a) - Mortgage and Deed of Trust, dated as of
                                  December 1, 1983, between TU Electric and Irving
                                  Trust Company (now The Bank  of New York),
                                  Trustee.
4(a)(1)                         - Supplemental Indentures to Mortgage and Deed of
                                  Trust:

                                  Number             Dated
                                  ------          -----------
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

          Previously Filed*
          -------------------
            With
            File        As
Exhibits   Number     Exhibit     Number         Dated
--------- --------    --------    --------     --------------
          33-9583      4(a)-2     Eighth         May 1, 1986
          33-11376     4(a)-1     Ninth          October 1, 1986
          33-11376     4(a)-2     Tenth          December 1, 1986
          33-11376     4(a)-3     Eleventh       December 1, 1986
          33-14584     4(a)-1     Twelfth        February 1, 1987
          33-14584     4(a)-2     Thirteenth     March 1, 1987
          33-14584     4(a)-3     Fourteenth     April 1, 1987
          33-24089     4(a)-1     Fifteenth      July 1, 1987
          33-24089     4(a)-2     Sixteenth      September 1, 1987
          33-24089     4(a)-3     Seventeenth    October 1, 1987
          33-24089     4(a)-4     Eighteenth     March 1, 1988
          33-24089     4(a)-5     Nineteenth     May 1, 1988
          33-30141     4(a)-1     Twentieth      September 1, 1988
          33-30141     4(a)-2     Twenty-first   November 1, 1988
          33-30141     4(a)-3     Twenty-second  January 1, 1989
          33-35614     4(a)-1     Twenty-third   August 1, 1989
          33-35614     4(a)-2     Twenty-fourth  November 1, 1989
          33-35614     4(a)-3     Twenty-fifth   December 1, 1989
          33-35614     4(a)-4     Twenty-six     February 1, 1990
          33-39493     4(a)-1     Twenty-seventh September 1, 1990
          33-39493     4(a)-2     Twenty-eighth  October 1, 1990
          33-39493     4(a)-3     Twenty-ninth   October 1, 1990
          33-39493     4(a)-4     Thirtieth      March 1, 1991
          33-45104     4(a)-1     Thirty-first   May 1, 1991
          33-45104     4(a)-2     Thirty-second  July 1, 1991
          33-46293     4(a)-1     Thirty-third   February 1, 1992
          33-49710     4(a)-1     Thirty-fourth  April 1, 1992
          33-49710     4(a)-2     Thirty-fifth   April 1, 1992
          33-49710     4(a)-3     Thirty-sixth   June 1, 1992
          33-49710     4(a)-4     Thirty-seventh June 1, 1992
          33-57576     4(a)-1     Thirty-eighth  August 1, 1992
          33-57576     4(a)-2     Thirty-ninth   October 1, 1992
          33-57576     4(a)-3     Fortieth       November 1, 1992
          33-57576     4(a)-4     Forty-first    December 1, 1992
          33-60528     4(a)-1     Forty-second   March 1, 1993
          33-64692     4(a)-1     Forty-third    April 1, 1993
          33-64692     4(a)-2     Forty-fourth   April 1, 1993
          33-64692     4(a)-3     Forty-fifth    May 1, 1993
          33-68100     4(a)-1     Forty-sixth    July 1, 1993
          33-68100     4(a)-3     Forty-seventh  October 1, 1993
          33-68100     4(a)-4     Forty-eighth   November 1, 1993
          33-68100     4(a)-5     Forty-ninth    May 1, 1994
          33-68100     4(a)-6     Fiftieth       May 1, 1994
          33-68100     4(a)-7     Fifty-first    August 1, 1994
          0-11442      99         Fifty-second   April 1, 1995
          Form 10-Q
          (Quarter ended
          March 31, 1995)

            Previously Filed*
          --------------------------
            With
            File              As
Exhibits   Number           Exhibit        Number         Dated
--------- --------          --------       --------     --------------
           0-11442             99        Fifty-third     June 1, 1995
           Form 10-Q
           (Quarter ended
           June 30, 1995)
           0-11442              4        Fifty-fourth     October 1, 1995
           Form 8-K (Dated
           September 26,
           1995)
           0-11442              4(a)     Fifty-fifth     March 1, 1996
           Form 10-Q
           (Quarter ended
           March 31, 1996)
           0-11442              4(a)     Fifty-sixth     September 1, 1996
           Form 10-Q
           (Quarter ended
           September 30,
           1996)
           33-83976             4(g)     Fifty-seventh   February 1, 1997
           0-11442              4(b)     Fifty-eighth    July 1, 1997
           Form 10-Q
           (Quarter ended
           June 30, 1997)
4(b)(1)                                - Agreement to furnish certain debt
                                         instruments (the Company).
4(b)(2)                                - Agreement to furnish certain debt
                                         instruments (TU Electric).
4(c)       33-68104            4(b)-17 - Deposit Agreement between TU
                                         Electric and Chemical Bank,
                                         dated as of August 4, 1993.
4(d)       0-11442             4(e)   -  Deposit Agreement between TU Electric
           Form 10-K                     and Chemical Bank,
           (1993)                        dated as of October 14, 1993.
4(e)       0-11442             4(f)   -  Indenture (For Unsecured Subordinated
           Form 10-K                     Debt  Securities relating to Trust
           (1995)                        Securities), dated as of December 1, 1995,
                                         between TU Electric and The Bank of New
                                         York, as Trustee.
4(f)       0-11442             4(g)   -  Amended and Restated Trust Agreement,
           Form 10-K                     dated as of December 12, 1995 between
           (1995)                        TU Electric, as Depositor, and The
                                         Bank of New York, The Bank of New York
                                         (Delaware) and the Administrative
                                         Trustees thereunder as trustees for TU
                                         Electric Capital I.
4(g)       0-11442             4(h)   -  Guarantee Agreement with respect to
           Form 10-K                     TU Electric Capital I, dated as of
           (1995)                        December 12, 1995, between TU Electric,
                                         as  Guarantor, and The Bank of New York,
                                         as Trustee.
4(h)       0-11442             4(i)   -  Agreement as to Expenses and Liabilities,
           Form 10-K                     dated as of December 12, 1995, between
           (1995)                        TU Electric and TU Electric Capital I.
4(i)       0-11442             4(j)   -  Officer's Certificate, dated as of December 12,
           Form 10-K                     1995, establishing the terms of the
           (1996)                        Junior Subordinated Debentures issued in
                                         connection with the preferred securities
                                         of TU Electric Capital I.
4(j)       0-11442             4(m)   -  Amended and Restated Trust Agreement,
           Form 10-K                     dated as of December 13, 1995, between
           (1995)                        TU Electric, as  Depositor, and The Bank
                                         of New York, The Bank of New York
                                         (Delaware), and the Administrative
                                         Trustees thereunder, as Trustees for
                                         TU Electric Capital III.

            Previously Filed*
          --------------------------
            With
            File              As
Exhibits   Number           Exhibit
--------- --------          --------
4(k)      0-11442            4(n)    -  Guarantee Agreement with respect to TU
          Form 10-K                     Electric Capital III, dated as of
          (1995)                        as of December 13, 1995, between TU
                                        Electric, as Guarantor, and The Bank of
                                        New York, as Trustee.
4(l)      0-11442            4(o)    -  Agreement as to Expenses and Liabilities,
          Form 10-K                     dated as of December 13, 1995, between
          (1995)                        TU Electric and TU Electric Capital III.
4(m)      0-11442            4(r)    -  Officer's  Certificate, dated as of
          Form 10-K                     December 13, 1995, establishing the terms
          (1996)                        of the Junior subordinated Debentures
                                        issued in connection with the preferred
                                        securities of TU Electric Capital III.
4(n)     0-11442             4(s)    -  Amended and Restated Trust Agreement,
         Form 10-K                      dated as of January 30, 1997, between
         (1996)                         TU Electric, as Depositor, and The Bank
                                        of New York (Delaware), and the
                                        Administrative Trustee as thereunder,
                                        as Trustees for TU Electric Capital IV.
4(o)     0-11442             4(t)    -  Guarantee Agreement with respect to
         Form 10-K                      TU Electric Capital IV, dated as of
         (1996)                         January 30, 1997, between TU Electric,
                                        as Guarantor and The Bank of New York,
                                        as Trustee.
4(p)     0-11442             4(u)    -  Agreement as to Expenses and Liabilities,
         Form 10-K                      dated as of January 30, 1997, between
         (1996)                         TU Electric and TU Electric Capital IV.
4(q)     0-11442             4(v)    -  Officer's Certificate, dated as of
         Form 10-K                      January 30, 1997, establishing the terms
         (1996)                         of the Junior Subordinated Debentures
                                        issued in connection with the preferred
                                        securities of TU Electric Capital IV.
4(r)     0-11442             4(w)    -  Amended and Restated Trust Agreement,
         Form 10-K                      dated as of January 30, 1997, between
         (1996)                         TU Electric, as Depositor, and The Bank of
                                        of New York (Delaware), and the
                                        Administrative Trustee thereunder, as
                                        Trustees for TU Electric Capital V.
4(s)     0-11442             4(x)    -  Guarantee Agreement with respect to
         Form 10-K                      TU Electric Capital V, dated as of
         (1996)                         January 30, 1997, between TU Electric,
                                        as Guarantor, and the Bank of New York, as Trustee.
4(t)     0-11442             4(y)    -  Agreement as to Expenses and Liabilities,
         Form 10-K                      dated as of January 30, 1997, between
         (1996)                         TU Electric and TU Electric Capital V.
4(u)     0-11442             4(z)    -  Officer's Certificate, dated as of
         Form 10-K                      January 30, 1997, establishing the
         (1996)                         terms of the Junior Subordinated Debentures
                                        issued in connection with the preferred
                                        securities of TU Electric Capital V.
4(v)     333-45999         4(a)      -  Indenture, dated October 1, 1997,
                                        relating to the Company's 6.20% Series A
                                        Senior Notes and 6.20% Series A Exchange
                                        Notes (together, Series A Notes).
4(w)     333-45999         4(e)      -  Officers' Certificate establishing
                                        Series A Notes.
4(x)     333-45999         4(b)      -  Indenture, dated October 1, 1997,
                                        relating to the Company's 6.375% Series B
                                        Senior Notes and 6.375% Series B Exchange
                                        Notes (together, Series B Notes).
4(y)     333-45999         4(f)      -  Officer's Certificate establishing
                                        Series B Notes.
4(z)     0-12833           4(ff)     -  Indenture, dated January 1, 1998,
         Form 10-K                      relating to the Company's 6.375% Series
         (1997)                         C Senior Notes and 6.375% Series C
                                        Exchange Notes (together, Series C Notes).

            Previously Filed*
           ----------------------
           With
           File            As
Exhibits   Number         Exhibit
--------   -----          -------
4(aa)     0-12833           4(hh)    -  Officers' Certificate establishing
          Form 10-K                     Series C Notes.
          (1997)
4(bb)     0-11442           4(a)     -  Indenture (For Unsecured Debt
          Form 10-Q                     Securities), dated as of August 1, 1997
          (Quarter ended                between TU Electric and The Bank of
          Sept. 30, 1997)               New York.
4(cc)     0-11442           4(b)     -  Officer's Certificate establishing
          Form 10-Q                     the TU Electric 7.17% Debentures
          (Quarter ended                due August 1, 2007.
          Sept. 30, 1997)
4(dd)     0-11422           99(a)    -  Officer's certificate establishing
          Form 10-Q                     TU Electric's Floating Rate debentures
          (Quarter ended                due April 24, 2000.
          March 31, 1998)
4(ee)     0-12833          4(kk)     -  Indenture (For Unsecured Debt Securities),
          Form 10-K                     dated as of January 1, 1998,
          (1997)                        between ENSERCH and The Bank of
                                        New York.
4(ff)     0-12833          4(ll)     -  Officer's Certificate establishing the
          Form 10-K                     ENSERCH 6 1/4 % Series A Notes due
          (1997)                        January 1, 2003.
4(gg)     0-12833          4(mm)     -  Officer's Certificate establishing the
          Form 10-K                     ENSERCH Remarketed Reset Notes
          (1997)                        due January 1, 2008.
4(hh)     33-45688         4.2       -  Indenture, dated February 15, 1992,
                                        between ENSERCH and The First
                                        National Bank of Chicago.
4(ii)     0-12833          4(oo)     -  ENSERCH 7% Note due 1999,
          Form 10-K                     dated August 18, 1992.
          (1997)
4(jj)     0-12833         4(qq)      -  ENSERCH 6-3/8% Note due 2004,
          Form 10-K                     dated February 1, 1994.
          (1997)
4(kk)     0-12833         4(rr)      -  ENSERCH 7-1/8% Note due 2005,
          Form 10-K                     dated June 6, 1995.
          (1997)
4(ll)     1-12833         4(a)       -  Remarketing Agreement, dated as of
          Form 8-K                      January 30, 1998 and form of
          (filed August 28,             Remarketing Agreement Supplement with
          1998)                         respect to ENSERCH Remarketed Reset Notes.
4(mm)     1-12833         4(b)       -  Indenture, (For Unsecured Subordinated
          Form 8-K                      Debt  Securities), dated as of June 1,
          (filed August 28,             1998, between  ENSERCH  and The Bank
          1998)                         of New York, as Trustee.
4(nn)     1-12833         4(c)       -  Officer's Certificate, dated as of July 2,
          Form 8-K                      1998, establishing the terms of the
          (filed August 28,             ENSERCH Floating Rate Junior Subordinated
          1998)                         Debentures, issued in connection with the
                                        preferred securities ENSERCH Capital I.
4(oo)     1-12833         4(d)       -  Amended and Restated Trust Agreement, dated
          Form 8-K                      as of July 2, 1998 between ENSERCH, as
          (filed August 28,             Depositor, and The Bank of New York, The
          1998)                         Bank of New York (Delaware), and the
                                        Administrative trustees thereunder, as
                                        Trustee.

            Previously Filed*
          -----------------------
           With
           File            As
Exhibits  Number           Exhibit
--------  ------           -------
4(pp)     1-12833           4(e)     -  Guarantee Agreement with respect to
          Form 8-K                      ENSERCH Capital I, dated as of July 2,
          (filed August 28,             1998, between ENSERCH, as Guarantor,
          1998)                         and The Bank of New York, as Trustee.
4(qq)     1-12833           4(f)     -  Agreement as to Expenses and Liabilities,
          Form 8-K                      dated as of July 1, 1998, between ENSERCH
          (filed August 28,             and ENSERCH Capital I.
          1998)
4(rr)     1-12833           4(g)     -  Indenture (For Unsecured Debt Securities
          Form 8-K                      Series D and Series E), dated as of
          (filed August 28,             July 1, 1998, between Company and the Bank
          1998)                         New York.
4(ss)     1-12833           4(h)     -  Officers' Certificate, dated July 22, 1998
          Form 8-K                      establishing the terms of the 6.37% Series
          (filed August 28,             D Senior Notes and the 6.50% Series E
          1998)                         Senior Notes.
4(tt)     1-12833           4(i)     -  Purchase Contract Agreement, dated as of
          Form 8-K                      July 1, 1998, between the Company and
          (filed August 28,             The Bank of New York with respect to the
          1998)                         Company's issuance of Feline PRIDES.
4(uu)     1-12833           4(j)     -  Pledge Agreement, dated as of July 1,
          Form 8-K                      1998, among the Company and
          (filed August 28,             The Chase Manhattan Bank and
          1998)                         The Bank of New York with respect to the
                                        Feline PRIDES.
4(vv)     1-12833           4(a)     -  Indenture, (For Unsecured Subordinated Debt
          Form 8-K                      Securities), dated as of December 1, 1998,
          (filed January 19,            between the Company and The Bank of
          1999)                         of New York, as Trustee.
4(ww)     1-12833           4(b)     -  Officer's Certificate, dated as of
          Form 8-K                      December 30, 1998, establishing the terms
          (filed January 19,            of the Company's 7-1/4% Junior Subordinated
          1999)                         Debentures, Series A issued in connection
                                        with the preferred securities of TXU
                                        Capital I.
4(xx)     1-12833           4(c)     -  Amended and Restated Trust Agreement,
          Form 8-K                      dated as of December 30, 1998,
          (filed January 19,            between the Company, as Depositor, and
          1999)                         The Bank of New York, The Bank of New
                                        York (Delaware), and the Administrative
                                        Trustees thereunder, as Trustees.

            Previously Filed*
           ----------------------
            With
            File           As
Exhibits   Number         Exhibit
--------   -----          -------
4(yy)    1-12833           4(d)     -  Guarantee Agreement with respect to TXU
         Form 8-K                      Capital I, dated as of December 30, 1998,
         (filed January 19,            between the Company, as Guarantor,
         1999)                         and The Bank of New York, as Trustee.
4(zz)    1-12833           4(e)     -  Agreement as to Expenses and Liabilities,
         Form 8-K                      dated as of December 30, 1998,
         (filed January 19,            between the Company and TXU Capital I.
         1999)
4(aaa)   1-12833           4(a)     -  Indenture, (For Unsecured Debt Securities
         Form 10-Q                     Series F), dated as October 1, 1998,
         (Quarter ended                between the Company and The Bank of
         September 30, 1998)           New York.

4(bbb)   1-12833           4(b)     -  Officer's Certificate establishing the
         Form 10-Q                     terms of the Company's Mandatory Putable/
         (Quarter ended                Remarketable Securities (Series F Notes).
         September 30, 1998)
4(ccc)   1-12833           4(c)     -  Remarketing Agreement relating to the
         Form 10-Q                     Series F Notes.
         (Quarter ended
         September 30, 1998)
4(ddd)   1-12833           4(d)     -  Indenture (For Unsecured Debt Securities
         Form 10-Q                     Series G), dated as of October 1, 1998,
         (Quarter ended                between the Company and The Bank of
         September 30, 1998)           New York.
4(eee)   1-12833           4(e)     -  Officer's Certificate establishing the
         Form 10-Q                     terms of the Company's Floating Rate
         (Quarter ended                Senior Notes.
         September 30, 1998)
4(fff)   333-8008 and      4.1      -  Indenture, dated as of October 16, 1997,
         333-8008-1                    among Energy Group Overseas B.V. (EGO),
                                       The Energy Group PLC and The Bank of
                                       New York, as Trustee.
4(ggg)   333-8008 and      4.2      -  Form of 7.375% Series B Guaranteed note
         333-8008-1                    of EGO Due 2017.
4(hhh)   333-8008 and      4.3      -  Form of 7.500% Series B Guaranteed note
         333-8008-1                    of EGO Due 2027.
10(a)**  1-3591            10(a)    -  Deferred and Incentive Compensation Plan
         Form 10-Q                     of the Texas Utilities Company System,
         (Quarter ended                as amended February 20, 1998.
         June 30, 1995)
10(b)**  1-3591            10(f)    -  Salary Deferral Program of the Texas
         Form 10-Q                     Utilities Company System as amended
         (Quarter ended                February 20, 1998.
         June 30, 1995)

          Previously Filed*
          --------------------------
          With
          File             As
Exhibits  Number          Exhibit
10(c)**    1-3591         10(c)     -  Restated Supplemental Retirement Plan
           Form 10-Q                   for Employees of the Texas Utilities
           (Quarter ended              Company System, as restated effective
           June 30, 1995)              January 1, 1995.
10(d)**    1-3591         10(b)     -  Deferred Compensation Plan for Outside
           Form 10-Q                   Directors of the Company, effective
           (Quarter ended              as of July 1, 1995.
           June 30, 1995)
10(e)**    1-3591         10(d)     -  Long-Term Incentive Plan of the
           Form 10-Q                   Texas Utilities Company System, dated as
           (Quarter ended              of May 19, 1995.
           June 30, 1995)
10(f)**    1-3591         10(e)     -  Management Transition Agreement, dated
           Form 10-Q                   as of May 19, 1995 between the Company
           (Quarter ended              and J.S. Farrington.
           June 30, 1995)
10(g)**                             -  Description of Compensatory Arrangement
                                       with Derek Bonham.
10(h)                               -  364 Day Amended and Restated Competitive
                                       Advance and Revolving Credit Facility
                                       Agreement, dated as of May 28, 1998 as
                                       amended and restated as of February 26,
                                       1999, among Texas Utilities Company,
                                       Texas Utilities Electric Company,
                                       ENSERCH Corporation, Chase Bank of Texas,
                                       National Association, as Administrative
                                       Agent and certain banks listed therein
                                       and The Chase Manhattan Bank, as
                                       Competitive Advance Facility Agent
                                       (US Facility A).
10(i)      l-2833         (b)(2)    -  5-Year Competitive Advance and Revolving
           Schedule 14D-1              Credit Facility Agreement dated as of
           (filed March 10.            March 2, 1998 among Texas Utilities
           1998)                       Company, Texas Utilities Electric Company,
                                       ENSERCH Corporation, The Chase Manhattan
                                       Bank, as Competitive Advance Facility Agent
                                       and Chase Bank of Texas, National
                                       Association, as Administrative Agent and
                                       certain banks listed therein (US Facility
                                       B).
10(j)     l-12833         (b)(3)    -  Amendment No. 1, dated March 3, 1998, to
          Schedule 14D-1               US Facility A and US Facility B.
          (filed March 10,
          1998)
10(k)     1-12833         10(a)     -  Facilities Agreement for Credit Facilities
          Form 10-Q                    dated March 2, 1998, as amended through
          (Quarter ended               July 16, 1998, among TU Finance (No. 1)
          September 30,                Limited, TU Finance (No. 2) Limited,
          1998)                        TU Acquisitions PLC and Chase Manhattan plc,
                                       Lehman Brothers International and Merrill
                                       Lyncy Capital Corporation as Joint Lead
                                       Arrangers, and The Chase Manhattan Bank,
                                       Lehman Commercial Paper Inc. and Merrill
                                       Lynch Capital Corporation as Underwriters.
10(l)     1-12833         10(b)     -  Guarantee and Debenture, dated May 19,
          Form 10-Q                    1998, among TU Finance (No. 1) Limited and
          (Quarter ended               certain of its subsidiaries (as Charging
          September 30,                Companies) and Chase Manhattan International
          1998)                        Limited (as Security Agent).

           Previously Filed*
           ---------------------
           With
           File           As
Exhibits   Number         Exhibit
--------   ------         -------
10(m)     1-1283310       10(c)     -  Share Charge, dated May 19, 1998, between
          Form 10-Q                    TU Finance (No. 2) Holdings, Inc. (as
          (Quarter ended               Chargor) and Chase Manhattan International
          September 30, 1998)          Limited (as Security Agent).
12(a)                               -  Computation of Ratio of Earnings to Fixed
                                       Charges and to Fixed Charges and Preferred
                                       Dividends for the Company.
12(b)                               -  Computation of Ratio of Earnings to Fixed
                                       Charges and to Fixed Charges and Preferred
                                       Dividends for TU Electric.
21                                  -  Subsidiaries of the Company.
23(a)                               -  Consent of Counsel to the Company.
23(b)                               -  Consent of Counsel to TU Electric.
23(c)                               -  Consent of Deloitte & Touche, Independent
                                       Auditors' for the Company.
23(d)                               -  Consent of Deloitte & Touche Independent
                                       Auditors' for TU Electric.
23(e)                               -  Consent of PricewaterhouseCoopers,
                                       Independent Auditors for Eastern Group.
27(a)                               -  Financial Data Schedule for the Company.
27(b)                               -  Financial Data Schedule for TU Electric.
99(a)     1-3591          28(b)     -  Agreement, dated as of February 12, 1988,
          Form 10-K                    between TU Electric and Texas Municipal
          (1987)                       Power Agency.
99(b)     33-55408        99(a)     -  Agreement, dated as of July 5, 1988,
                                       between TU Electric and Electric and
                                       Tex-La Electric Cooperative of Texas, Inc.
99(c)     33-23532        4(c)(I)   -  Trust Indenture, Security Agreement and
                                       Mortgage, dated as of December 1, 1987, as
                                       supplemented by Supplement No. 1 thereto
                                       dated as of May 1, 1988 among the Lessor,
                                       TU Electric and the Trustee.
99(d)     33-24089        4(c)-1    -  Supplement No. 2 to Trust Indenture,
                                       Security Agreement and Mortgage, dated
                                       as of August 1, 1988.
99(e)     33-24089        4(e)-1    -  Supplement No. 3 to Trust Indenture,
                                       Security Agreement and Mortgage, dated
                                       as of August 1, 1988.
99(f)     0-11442         99(c)     -  Supplement No. 4 to Trust Indenture,
          Form 10-Q                    Security Agreement and Mortgage, including
          (Quarter ended)              form of Secured Facility Bond, 1993 Series.
          June 30, 1993)
99(g)     33-23532        4(d)      -  Lease Agreement, dated as of December 1,
                                       1987 between the Lessor and TU Electric
                                       as supplemented by Supplement No. 1
                                       thereto dated as of May 20, 1988 between
                                       the Lessor and TU Electric.
99(h)     33-24089        4(f)      -  Lease Agreement Supplement No. 2, dated
                                       as of August 18, 1988.
99(i)     33-24089        4(f)-1    -  Lease Agreement Supplement No. 3, dated
                                       as of August 25, 1988.
99(j)     33-63434        4(d)(iv)  -  Lease Agreement Supplement No. 4, dated
                                       as of December 1, 1988.
99(k)     33-63434        4(d)(v)   -  Lease Agreement Supplement No. 5, dated
                                       as of June 1, 1989.

           Previously Filed*
          ---------------------
           With
           File           As
Exhibits   Number         Exhibit
--------  -------         -------
99(l)     0-11442         99(d)     -  Lease Agreement Supplement No. 6, dated
          Form 10-Q                    as of July 1, 1993.
          (Quarter ended
          June 30, 1993)
99(m)     33-23532         4(e)     -  Participation Agreement dated as of
                                       December 1, 1987, as amended by a
                                       Consent to Amendment of the Participation
                                       Agreement, dated as of May 20, 1988, each
                                       among the Lessor, the Trustee, the Owner
                                       Participant, certain banking institutions,
                                       Capcorp, Inc. and TU Electric.
99(n)     33-24089         4(g)     -  Consent to Amendment of the Participation
                                       Agreement, dated as of August 18, 1988.
99(o)     33-24089         4(g)-1   -  Supplement No. 1 to the Participation
                                       Agreement, dated as of August 18, 1988.
99(p)     33-24089         4(g)-2   -  Supplement No. 2 to the Participation
                                       Agreement, dated as of August 18, 1988.
99(q)     33-63434         4(e)(v)  -  Supplement No. 3 to the Participation
                                       Agreement, dated as of December 1, 1988.
99(r)     0-11442          99(e)    -  Supplement No. 4 to the Participation
          Form 10-Q                    Agreement, dated as of June 17, 1993.
          (Quarter ended
          June 30, 1993)
99(s)     0-11442          4(b)     -  Supplement No. 1, dated October 25, 1995,
          Form 10-Q                    to Trust Indenture, Security Agreement and
          (Quarter ended               and Mortgage, dated as of December 1, 1989,
          March 31, 1996)              among the Owner Trustee, TU Electric and
                                       the Indenture Trustee.
99(t)     0-11442          4(c)     -  Supplement No. 1, dated October 19, 1995,
          Form 10-Q                    to Amended and Restated Participation
          (Quarter ended               Agreement, dated as of November 28, 1989,
          March 31, 1996)              among the Owner Trustee, The First National
                                       Bank of Chicago, As Original Indenture
                                       Trustee, the Indenture Trustee, the Owner
                                       Participant, Mesquite Power Corporation and
                                       TU Electric.
99(aa)    1-12833          99(a)    -  Facility Agreement for pound 250,000,000
          Form 10-Q                    Revolving Credit Facility, dated May 21,
          (Quarter ended               1998, among Eastern Electricity plc, and
          September 30, 1998)          and Chase Manhattan plc, Lehman Brothers
                                       International and Merrill Lynch Capital
                                       Corporation as Joint Lead Arrangers,
                                       and The Chase Manhattan Bank, Lehman
                                       Commercial Paper Inc. and Merrill Lynch
                                       Capital Corporation as Underwriters.
99(bb)                              -  Syndicated Facilities Agreement, dated
                                       February 24, 1999, among TU Australia
                                       Holdings (Partnership) Limited Partnership
                                       (the Partnership), certain of its Australia
                                       affiliates (Borrowers) and The Bank of
                                       America National Trust and Savings
                                       Association, Deutsche Australia Limited,
                                       National Australia Bank Limited, Toronto
                                       Dominion Australia Limited and the other
                                       Banks named therein (Banks).
99(cc)                              -  Security Trust Deed, dated February 24,
                                       1999, among the Partnership, the Borrowers,
                                       the Company and the Banks.
99(dd)    1-14576          3.10     -  Deed of Assignment of Rents, dated as of
          Form 20-F                    October 28, 1996,
          dated January 27,            among Eastern Merchant Properties Limited
          1997                         (EMPL), Eastern Group Finance Limited,
                                       Barclays Bank PLC (as agent) and the banks
                                       listed therein.

          Previously Filed*
          ---------------------
          With
          File            As
Exhibits  Number         Exhibit
--------  -----          -------
99(ee)    1-14576         3.11      -  Standby Credit Facility Agreement, dated
          Form 20-F,                   as of October 28, 1996, among EMPL and
          dated January                Eastern Merchant Generation Limited (EMGL)
          27, 1997                     (as borrowers), Eastern Group plc (Eastern)
                                       and Eastern Generation Limited (EGL)
                                       (as guarantors), Eastern Electricity plc (EE),
                                       The Industrial Bank of Japan, Limited
                                       (as arranger and agent), The Bank of Nova
                                       Scotia, the Dai-ichi Kangyo Bank, Limited,
                                       The Royal Bank of Scotland plc and Societe
                                       Generale (as co-arrangers), and the
                                       financial institutions listed therein.
99(ff)    1-14576         3.12      -  Guarantee and Indemnity Deed, dated
          Form 20-F,                   as of October 28, 1996, among Eastern,
          dated January 27,            EGL, EE, Barclays Bank PLC, Barclays
          1997                         De Zoete Wedd Limited, and the other
                                       banks listed therein.
99(gg)    1-14576         3.13      -  Deferred Premium Settlement Deed, dated
          Form 20-F,                   as of October 28, 1996 among EPML, EMGL,
          dated January 27,            EE, The Industrial Bank of Japan, Limited
          1997                         (as arranger and agent) and the banks and
                                       the participants listed therein.

------------------------
*     Incorporated herein by reference.
** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Texas Utilities Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TEXAS UTILITIES COMPANY

Date: March 22, 1999               By:     /s/       ERLE NYE
                                      -----------------------------------
                                      (Erle Nye, Chairman of the Board and
                                      Chief  Executive)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Texas Utilities Company and in the capacities and on the date indicated.

        Signature                           Title                             Date
        ---------                           -----                             ----
/s/      ERLE NYE                       Principal Executive
---------------------------------       Officer and Director
(Erle Nye, Chairman of the
  Board and Chief Executive)

/s/ MICHAEL J. McNALLY                  Principal Financial Officer
---------------------------------
(Michael J. McNally, Executive
Vice President and Chief Financial
Officer)

/s/     JERRY W. PINKERTON              Principal Accounting Officer
---------------------------------
(Jerry W. Pinkerton, Controller)

/s/     D. C. BONHAM                    Director
---------------------------------
  (D. C. Bonham)

/s/     J. S. FARRINGTON                Director
---------------------------------
  (J. S. Farrington)

/s/     WILLIAM M. GRIFFIN              Director                        March 22, 1999
---------------------------------
  (William M. Griffin)

/s/          KERNEY LADAY               Director
---------------------------------
  (Kerney Laday)

/s/     MARGARET N. MAXEY               Director
---------------------------------
  (Margaret N. Maxey)

/s/     JAMES A. MIDDLETON              Director
---------------------------------
  (James A. Middleton)

/s/     J. E. OESTERREICHER             Director
---------------------------------
  (J. E. Oesterreicher)

/s/     CHARLES R. PERRY                Director
---------------------------------
  (Charles R. Perry)

/s/     HERBERT H. RICHARDSON           Director
---------------------------------
  (Herbert H. Richardson)


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Texas Utilities Electric Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TEXAS UTILITIES ELECTRIC COMPANY


Date: March 22, 1999               By:     /s/    ERLE NYE
                                      ------------------------------------
                                      (Erle Nye, Chairman of the Board and
                                      Chief Executive)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Texas Utilities Electric Company and in the capacities and on the date indicated.



        Signature                           Title                             Date
        ---------                           -----                             ----
/s/      ERLE NYE                       Principal Executive
---------------------------------       Officer
(Erle Nye, Chairman of the
  Board and Chief Executive)

/s/ KIRK R. OLIVER                      Principal Financial Officer
---------------------------------
(Kirk R. Oliver, Treasurer and
Assisitant Secretary)

/s/     JERRY W. PINKERTON              Principal Accounting Officer
---------------------------------
(Jerry W. Pinkerton, Controller)

/s/     T. L. BAKER                     Director
---------------------------------
   (T. L. Baker)

/s/   DAVID BIEGLER                     Director
---------------------------------
   (David Biegler)

/s/   BARBARA B. CURRY                  Director                        March 22, 1999
---------------------------------
   (Barbara B. Curry)

/s/    M. S. GREENE                     Director
---------------------------------
    (M. S. Greene)

/s/   MICHAEL J. McNALLY                Director
---------------------------------
   (Michael J. McNally)

/s/   W. M. TAYLOR                      Director
---------------------------------
    (W. M. Taylor)


                                                                 Appendix A


TEXAS  UTILITIES COMPANY AND SUBSIDIARIES AND
TEXAS  UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES

INDEX TO  FINANCIAL INFORMATION
December 31, 1998

                                                                      Page

Texas Utilities Company and Subsidiaries and Texas Utilities
    Electric Company and Subsidiaries:

Selected Financial Data - Consolidated Financial and
    Operating Statistics                                               A-2
Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                          A-6
Statements of Responsibility                                           A-23
Independent Auditors' Reports                                          A-25

Financial Statements:

Texas Utilities Company and Subsidiaries:

Statements of Consolidated Income                                      A-28
Statements of Consolidated Comprehensive Income                        A-29
Statements of Consolidated Cash Flows                                  A-30
Consolidated Balance Sheets                                            A-31
Statements of Consolidated Common Stock Equity                         A-33

Texas Utilities Electric Company and Subsidiaries:

Statements of Consolidated Income and Comprehensive Income             A-34
Statements of Consolidated Cash Flows                                  A-35
Consolidated Balance Sheets                                            A-36
Statements of Consolidated Common Stock Equity                         A-38

Notes to Consolidated Financial Statements                             A-39


                                      TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                                               SELECTED FINANCIAL DATA
                                          CONSOLIDATED FINANCIAL STATISTICS

                                                                                       Year Ended December 31,
                                                                           ---------------------------------------------------
                                                                             1998      1997       1996       1995       1994
                                                                             ----      ----       ----       ----       ----
                                                                     (Millions of Dollars, except ratios and per share amounts)

Total assets - end of year. . . . . . . . . . . . . . . . . . . . . . . .  $39,514    $24,864    $21,376    $21,536    $20,893


Property, plant & equipment - gross - end of year . . . . . . . . . . . .  $31,946    $26,578    $24,931    $24,912    $24,206
      Accumulated depreciation and amortization - end of year . . . . . .    8,243      7,171      6,497      5,858      5,228
      Reserve for regulatory disallowances - end of year. . . . . . . . .      836        836        836      1,308      1,308
      Construction expenditures (including allowance for
           funds used during construction). . . . . . . . . . . . . . . .    1,173        586        434        434        444


Capitalization - end of year
      Long-term debt, less amounts due currently. . . . . . . . . . . . .  $15,133     $8,759    $ 8,668    $ 9,175    $ 7,888
      Company or subsidiary obligated, mandatorily redeemable,
         preferred securities of Company or subsidiary trusts, each holding solely junior subordinated debentures of the Company
         or related subsidiary (trust securities) . . . . . . . . . . . .    1,193        875        381        381          -
      Preferred stock of subsidiaries:
         Not subject to mandatory redemption. . . . . . . . . . . . . . .      190        304        465        490        870
         Subject to mandatory redemption. . . . . . . . . . . . . . . . .       21         21        238        263        388
      Common stock equity . . . . . . . . . . . . . . . . . . . . . . . .    8,246      6,843      6,033      5,732      6,490
                                                                           -------    -------    -------    -------    -------
             Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $24,783    $16,802    $15,785    $16,041    $15,636
                                                                           =======    =======    =======    =======    =======

Capitalization ratios - end of year (a)
      Long-term debt, less amounts due currently. . . . . . . . . . . . .     61.1%      52.1%      54.9%      57.2%      50.5%
      Trust securities. . . . . . . . . . . . . . . . . . . . . . . . . .      4.8        5.2        2.4        2.4          -
      Preferred stock of subsidiaries . . . . . . . . . . . . . . . . . .       .8        2.0        4.5        4.7        8.0
      Common stock equity . . . . . . . . . . . . . . . . . . . . . . . .     33.3       40.7       38.2       35.7       41.5
                                                                           -------    -------    -------    -------    -------
                   Total. . . . . . . . . . . . . . . . . . . . . . . . .    100.0%     100.0%     100.0%     100.0%     100.0%
                                                                           =======    =======    =======    =======    =======



Embedded interest cost on long-term debt - end of year. . . . . . . . . .      7.7%       7.9%       8.1%       8.4%       8.7%
Embedded distribution cost on trust securities - end of year. . . . . . .      8.0%       8.3%       8.7%       8.6%         -%
Embedded dividend cost on preferred stock of subsidiaries - end
   of year (b). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9.4%       9.2%       7.5%       7.4%       7.5%



Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $740       $660       $754      $(139)      $543


Dividends declared on common stock. . . . . . . . . . . . . . . . . . . .     $597       $496       $456       $635       $696


Common stock data
      Shares outstanding - average (in millions). . . . . . . . . . . . .      265        231        225        226        226
      Shares outstanding - end of year (in millions). . . . . . . . . . .      282        245        225        226        226
      Basic earnings (loss) per share . . . . . . . . . . . . . . . . . .    $2.79      $2.86      $3.35     $(0.61)     $2.40
      Diluted earnings (loss) per share . . . . . . . . . . . . . . . . .    $2.79      $2.85      $3.35     $(0.61)     $2.40
      Dividends declared per share. . . . . . . . . . . . . . . . . . . .   $2.225     $2.125     $2.025      $2.81      $3.08
      Book value per share - end of year. . . . . . . . . . . . . . . . .   $29.21     $27.90     $26.86     $25.38     $28.74
      Return on average common stock equity . . . . . . . . . . . . . . .      9.8%      10.3%      12.8%     (2.3)%       8.3%
Ratio of earnings to fixed charges. . . . . . . . . . . . . . . . . . . .     1.84       2.14       2.18       0.72       1.88

(a) Including the effect of restricted cash pledged against future lease obligations that is included in other investments (See Note 15 to Consolidated Financial Statements), the capitalization ratio consisted at December 31, 1998 of 59.1% long-term debt, 34.9% common stock equity, 5.1% trust securities and 0.9% preferred stock.

(b) Includes the unamortized balance of the loss on reacquired preferred stock and associated amortization. The embedded dividend cost excluding the effects of the loss on reacquired preferred stock is 5.9% for 1998, 6.6% for 1997, 6.8% for 1996, and 6.9% for 1995.

Certain financial statistics were affected by the May 1998 acquisition of The Energy Group (TEG), the August 1997 acquisition of ENSERCH and the November 1997 acquisition of LCC, the December 1995 acquisition of Eastern Energy; and for the year 1995, were affected by recording of the impairment of certain
assets.   Shares outstanding (in millions) assuming dilution for 1998 and 1997 were 266 and 232, respectively. There were no additional diluted shares for any of the prior periods presented.

                                        TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED OPERATING STATISTICS

                                                                                           Year Ended December 31,
                                                                          -------------------------------------------------------
                                                                            1998        1997        1996        1995        1994
                                                                          -------     -------     -------     -------     -------
SALES VOLUMES
   Electric energy sales (gigawatt hours - GWh)
      Residential. . . . . . . . . . . . . . . . . . . . . . . . . . . .   47,593      36,377      35,855      31,284      30,460
      Commercial and industrial. . . . . . . . . . . . . . . . . . . . .   79,786      61,337      59,863      55,239      53,847
      Other electric utilities . . . . . . . . . . . . . . . . . . . . .    4,261       4,499       4,626       3,580       4,319
                                                                          -------     -------     -------      ------      ------
           Total electric energy sales . . . . . . . . . . . . . . . . .  131,640     102,213     100,344      90,103      88,626
                                                                          =======     =======     =======      ======      ======


   Gas distribution (billion cubic feet - Bcf)
      Residential. . . . . . . . . . . . . . . . . . . . . . . . . . . .       98          33           -           -           -
      Commercial and industrial. . . . . . . . . . . . . . . . . . . . .      104          24           -           -           -
                                                                          -------     -------     -------      ------      ------
           Total gas distribution. . . . . . . . . . . . . . . . . . . .      202          57           -           -           -
                                                                          -------     -------     -------      ------      ------

   Pipeline transportation (Bcf) . . . . . . . . . . . . . . . . . . . .      599         255           -           -           -
   Gas liquids (million barrels) . . . . . . . . . . . . . . . . . . . .        6           3           -           -           -
   US energy marketing
      Gas (Bcf). . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,115         292           -           -           -
      Electric (GWh) . . . . . . . . . . . . . . . . . . . . . . . . . .   16,268           -           -           -           -
   UK wholesale energy sales
      Gas (Bcf). . . . . . . . . . . . . . . . . . . . . . . . . . . . .      148           -           -           -           -
      Electric (GWh) . . . . . . . . . . . . . . . . . . . . . . . . . .   51,060           -           -           -           -


OPERATING REVENUES (millions)
  Electric
      Residential. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $3,242      $2,248      $2,252      $1,920      $1,862
      Commercial and industrial. . . . . . . . . . . . . . . . . . . . .    3,546       2,357       2,370       2,110       2,063
      Other electric utilities . . . . . . . . . . . . . . . . . . . . .      125         139         146         118         156

  Fuel revenue (including over/under-recovered). . . . . . . . . . . . .    1,788       1,696       1,671       1,418       1,514
  Transmission service revenues. . . . . . . . . . . . . . . . . . . . .      126         114           -           -           -
  Other operating revenues . . . . . . . . . . . . . . . . . . . . . . .      538         108         112          73          69
                                                                          -------     -------     -------      ------      ------
              Total electric operating revenues. . . . . . . . . . . . .    9,365       6,662       6,551       5,639       5,664

  Gas distribution
       Residential . . . . . . . . . . . . . . . . . . . . . . . . . . .      573         206           -           -           -
       Commercial and industrial . . . . . . . . . . . . . . . . . . . .      370         124           -           -           -
  Pipeline transportation. . . . . . . . . . . . . . . . . . . . . . . .      121          57           -           -           -
  Gas liquids. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       64          37           -           -           -
  US energy marketing. . . . . . . . . . . . . . . . . . . . . . . . . .    3,198         859           -           -           -
  UK wholesale energy sales. . . . . . . . . . . . . . . . . . . . . . .    1,198           -           -           -           -
  Telecommunications . . . . . . . . . . . . . . . . . . . . . . . . . .      114          12           -           -           -
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      191          44           -           -           -
  Less intercompany revenues . . . . . . . . . . . . . . . . . . . . . .     (458)        (55)          -           -           -
                                                                          -------     -------     -------      ------      ------
              Total operating revenues . . . . . . . . . . . . . . . . . $ 14,736 $     7,946       6,551       5,639    $  5,664
                                                                          =======     =======     =======      ======      ======


CUSTOMERS (end of year - in thousands)
  Electric . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,255       2,972       2,913       2,852       2,330
  Gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,156       1,355           -           -           -


Certain previously reported operating statistics have been reclassified to conform to current classifications. The operating statistics include the operations of Eastern Group, ENSERCH and Eastern Energy from their respective dates of acquisition, May 1998, August 1997 and December 1995.


                                        TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                                                     SELECTED FINANCIAL DATA
                                                CONSOLIDATED FINANCIAL STATISTICS


                                                                                        Year Ended December 31,
                                                                        -------------------------------------------------------
                                                                          1998       1997        1996        1995         1994
                                                                        -------     ------      ------      ------      -------
                                                                                (Millions of Dollars, except ratios)
Total assets - end of year . . . . . . . . . . . . . . . . . . . . . .  $18,405     $18,824     $18,795     $19,003     $19,447




Electric plant - gross - end of year . . . . . . . . . . . . . . . . .  $23,583     $23,132     $22,664     $22,748     $23,063

    Accumulated depreciation and amortization - end of year. . . . . .    7,338       6,576       5,963       5,371       4,765
    Reserve for regulatory disallowances - end of year . . . . . . . .      836         836         836       1,308       1,308
    Construction expenditures (including allowance for
        funds used during construction). . . . . . . . . . . . . . . .      501         446         377         407         415


Capitalization - end of year
    Long-term debt, less amounts due currently . . . . . . . . . . . .  $ 5,208      $5,476    $  6,311    $  7,212    $  7,221
    TU Electric obligated, mandatorily redeemable, preferred
       securities of subsidiary trusts holding solely junior
       subordinated debentures of TU Electric (trust securities) . . .      823         875         381         381           -
    Preferred stock:
       Not subject to mandatory redemption . . . . . . . . . . . . . .      115         129         465         490         870
       Subject to mandatory redemption . . . . . . . . . . . . . . . .       21          21         238         263         388
    Common stock equity. . . . . . . . . . . . . . . . . . . . . . . .    6,495       6,298       6,106       5,800       6,114
                                                                        -------     -------     -------     -------     -------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $12,662     $12,799     $13,501     $14,146     $14,593
                                                                        =======     =======     =======     =======     =======


Embedded interest cost on long-term debt - end of year . . . . . . . .      8.3%        8.3%        8.3%        8.4%        8.7%
Embedded distribution cost on trust securities - end of year . . . . .      8.4%        8.3%        8.7%        8.6%          -%
Embedded dividend cost on preferred stock - end of year* . . . . . . .     13.5%       14.1%        7.5%        7.4%        7.5%


Net income available for common stock. . . . . . . . . . . . . . . . .     $785        $745        $809        $368        $556

Dividends declared on common stock . . . . . . . . . . . . . . . . . .        -        $137        $503        $682        $716


Ratio of earnings to fixed charges . . . . . . . . . . . . . . . . . .      3.2         2.9         3.0         2.0         2.5
Ratio of earnings to combined fixed charges and preferred
    dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3.1         2.7         2.6         1.7         2.0
Return on average common stock equity. . . . . . . . . . . . . . . . .     12.3%       12.0%       13.6%        6.2%        9.2%

* Includes the unamortized balance of the loss on reacquired preferred stock and associated amortization. The embedded dividend cost excluding the effects of the loss on reacquired preferred stock is 6.7% for 1998, 6.9% for 1997, 6.8% for 1996 and 6.9% for 1995.

                                  TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED OPERATING STATISTICS

                                                                                   Year Ended December 31,


                                                                    1998       1997       1996       1995       1994
                                                                   ------     ------     ------     ------     ------
ELECTRIC ENERGY GENERATED AND
     PURCHASED (GWh)
     Generated - net station output. . . . . . . . . . . . . . .   97,574     91,298     88,130     83,876     81,321
     Purchased and net interchange . . . . . . . . . . . . . . .   11,271     11,443     12,418     10,684     11,663
                                                                  -------    -------    -------     ------     ------
      Total generated and purchased. . . . . . . . . . . . . . .  108,845    102,741    100,548     94,560     92,984
   Company use, losses and unaccounted for . . . . . . . . . . .    6,484      6,161      5,805      5,532      5,131
                                                                  -------    -------    -------     ------     ------
      Total electric energy sales. . . . . . . . . . . . . . . .  102,361     96,580     94,743     89,028     87,853
                                                                  =======    =======    =======     ======     ======


ELECTRIC ENERGY SALES (GWh)
   Residential . . . . . . . . . . . . . . . . . . . . . . . . .   36,830     33,530     33,039     30,716     30,066
   Commercial. . . . . . . . . . . . . . . . . . . . . . . . . .   29,332     27,323     26,456     25,553     24,816
   Industrial. . . . . . . . . . . . . . . . . . . . . . . . . .   25,125     24,609     24,215     23,302     22,984
   Government and municipal. . . . . . . . . . . . . . . . . . .    6,525      6,039      5,929      5,616      5,505
                                                                  -------    -------    -------     ------     ------
      Total general business . . . . . . . . . . . . . . . . . .   97,812     91,501     89,639     85,187     83,371
   Other electric utilities. . . . . . . . . . . . . . . . . . .    4,549      5,079      5,104      3,841      4,482
                                                                  -------    -------    -------     ------     ------
      Total electric energy sales. . . . . . . . . . . . . . . .  102,361     96,580     94,743     89,028     87,853
                                                                  =======    =======    =======     ======     ======


OPERATING REVENUES (millions)
   Base rate revenues
      Residential. . . . . . . . . . . . . . . . . . . . . . . .   $2,157     $1,991     $1,994     $1,875     $1,833
      Commercial . . . . . . . . . . . . . . . . . . . . . . . .    1,307      1,235      1,227      1,194      1,165
      Industrial . . . . . . . . . . . . . . . . . . . . . . . .      583        582        590        586        586
      Government and municipal . . . . . . . . . . . . . . . . .      317        293        291        280        277
                                                                  -------    -------    -------     ------     ------
           Total general business. . . . . . . . . . . . . . . .    4,364      4,101      4,102      3,935      3,861
      Other electric utilities . . . . . . . . . . . . . . . . .      138        164        166        133        163
                                                                  -------    -------    -------     ------     ------
           Total base rate revenues. . . . . . . . . . . . . . .    4,502      4,265      4,268      4,068      4,024
    Fuel revenue (including over/under-recovered). . . . . . . .    1,798      1,707      1,679      1,422      1,521
    Transmission service revenues. . . . . . . . . . . . . . . .      126        114          -          -          -
    Other operating revenues . . . . . . . . . . . . . . . . . .       62         49         83         70         68
                                                                  -------    -------    -------     ------     ------
                Total operating revenues . . . . . . . . . . . .   $6,488     $6,135     $6,030     $5,560     $5,613
                                                                  =======    =======    =======     ======     ======

ELECTRIC CUSTOMERS (end of year - in thousands)
    Residential. . . . . . . . . . . . . . . . . . . . . . . . .    2,206      2,152      2,110      2,061      2,019
    Commercial . . . . . . . . . . . . . . . . . . . . . . . . .      244        237        230        225        220
    Industrial . . . . . . . . . . . . . . . . . . . . . . . . .       21         21         21         21         21
    Government and municipal . . . . . . . . . . . . . . . . . .       31         31         30         30         29
                                                                  -------    -------    -------     ------     ------
      Total electric customers . . . . . . . . . . . . . . . . .    2,502      2,441      2,391      2,337      2,289
                                                                  =======    =======    =======     ======     ======

RESIDENTIAL STATISTICS (excludes master-metered
   customers, kilowatt hour ( kWh) sales, and revenues)
   Average annual kWh per customer . . . . . . . . . . . . . . .   16,170     15,026     15,100     14,336     14,236
   Average revenue per kWh (in cents). . . . . . . . . . . . . .     7.83       7.85       7.91       8.08       8.26

Industrial classification includes service to Alcoa-Sandow:
   Electric energy sales (GWh) . . . . . . . . . . . . . . . . .    3,779      3,820      3,842      3,765      3,886
   Operating revenues (millions) . . . . . . . . . . . . . . . .      $40        $47        $47        $48        $55

Certain previously reported operating statistics have been reclassified to conform to current classifications.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS
     This report and other presentations made by Texas Utilities Company and its subsidiaries (the Company or TUC) or Texas Utilities Electric Company and its subsidiaries (TU Electric) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company and TU Electric each believe that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of the Company or TU Electric to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), the Public Utility Commission of Texas (PUC), the Railroad Commission of Texas (RRC), the Nuclear Regulatory Commission
(NRC), and, in the case of the Company, the Office of the Regulator General of Victoria, Australia, and the Office of Electricity Regulation covering England, Wales and Scotland (OFFER) in the United Kingdom (UK) with respect to allowed rates of return, industry and rate structure, purchased power and investment recovery, operations of nuclear generating facilities, acquisitions and disposal of assets and facilities, operation and construction of plant facilities, decommissioning costs, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies, (ii) weather conditions and other natural phenomena, (iii) unanticipated population growth or decline, and changes in market demand and demographic patterns, (iv) competition for retail and wholesale customers, (v) pricing and transportation of crude oil, natural gas and other commodities, (vi) unanticipated changes in interest rates, rates of inflation or foreign exchange rates, (vii) unanticipated changes in operating expenses and capital expenditures, (viii) capital market conditions,
(ix) competition for new energy development opportunities, (x) legal and administrative proceedings and settlements, (xi) inability of the various counterparties to meet their obligations with respect to the Company's and TU Electric's financial instruments, (xii) changes in technology used and services offered by the Company and TU Electric, (xiii) significant changes in the Company's and TU Electric's relationship with their employees and the potential adverse effects if labor disputes or grievances were to occur and
(xiv) unanticipated problems related to the Company's internal Year 2000 (Y2K) initiative and potential adverse consequences related to Y2K non-compliance of third parties.

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

MERGERS AND ACQUISITIONS

     Certain comparisons in this report have been affected by the acquisitions of the Company (accounted for as purchase business combinations) of The Energy Group PLC (TEG) in May 1998, ENSERCH Corporation (ENSERCH) in August 1997, and Lufkin-Conroe Communications Co. (LCC) in November 1997. (See Note 17 to Consolidated Financial Statements for information concerning reportable segments.)

     On February 24, 1999, TU Australia Pty. Ltd. (TU Australia) acquired from the Government of Victoria, Australia the gas retail business of Kinetik Energy, which has approximately 400,000 gas customers, and the gas distribution operations of Westar, which is of similar size. The purchase price was $1.0 billion which has been principally financed through banks by the Australian holding company for the Company's Australian operations. A portion of the financing was provided by a six-month subordinated credit facility guaranteed by the Company. The Company will pursue potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and are likely to enhance the long-term return to its shareholders.

     Throughout this document, references to TEG shall mean the consolidated UK entity acquired in May 1998, and Eastern Group or Eastern Electricity shall mean the Company's primary continuing operations in the UK and other parts of Europe subsequent to organizational restructuring of UK/Europe operations. References to Eastern Energy shall mean the company's primary operations in Australia.

FINANCIAL CONDITION

Liquidity and Capital Resources
     For 1998, the Company generated cash from operations sufficient to meet operating needs and service debt requirements, pay dividends on capital stock, pay distributions on preferred securities of trusts and finance capital expenditures. Factors affecting the continued ability of TU Electric to fund its capital requirements from operations include regulation that permits allowing recovery of capital investment through depreciation, recovery of fuel and purchased power costs and the competitive rates of return on capital markets securities.

     Cash flows provided from operating activities for the Company before changes in operating assets and liabilities for the year ended December 31, 1998 were $2.3 billion compared with $1.6 billion and $1.7 billion for the comparable periods in 1997 and 1996, respectively, ($1.8 billion versus $1.6 billion and $1.7 billion for TU Electric). Increased net income and higher depreciation and amortization expense (primarily resulting from TU Electric's earnings in excess of the return cap as discussed below) were contributing factors. Changes in operating assets and liabilities for the Company for the year ended December 31, 1998 used $338 million versus $15 million and $43 million provided for the comparable periods in 1997 and 1996. Changes in operating assets and liabilities for TU Electric for the year 1998 provided $2 million, compared with $74 million and $33 million provided in 1997 and 1996, respectively.

     Cash flows used for investing activities for the Company for the year ended December 31, 1998 totaled $4.3 billion, including $2.5 billion used for the acquisition of TEG, compared with $708 million for the same period of 1997 and $576 million for 1996. Construction expenditures were $1.2 billion for the current period, compared with $586 million and $434 million for the comparable periods in 1997 and 1996, respectively, primarily resulting from higher expenditures for TU Electric and the inclusion of expenditures for Eastern Group, ENSERCH and LCC. Cash flows used for investing activities for TU Electric for the year 1998 totaled $580 million versus $526 million for the same period of 1997 and $481 million for 1996. Construction expenditures for TU Electric were $501 million, $446 million and $377 million for 1998, 1997 and 1996, respectively.

     In 1998, the Company acquired TEG for $7.4 billion, including $1.4 billion assigned to common stock issued. In 1997, the Company acquired ENSERCH for $579 million and LCC for $319 million primarily through the issuance of common stock.

     The capital expenditures of the Company were $1.2 billion in 1998 and are estimated at $1.3 billion for 1999 ($501 million in 1998 and $508 million estimated for 1999 for TU Electric). Approximately 50% will be spent on US electric and gas operations, approximately 35% on operations in the UK and continental Europe, and approximately 15% on operations in Australia, communications and other activities.

     External funds of a permanent or long-term nature are obtained through the issuance of common and preferred stock, trust securities and long-term debt by the Company. The capitalization ratios of the Company at December 31, 1998, consisted of approximately 61% long-term debt (including equity-linked securities), 5% Company or subsidiary obligated, mandatorily redeemable, preferred securities of Company or subsidiary trusts, each holding solely junior subordinated debentures of the Company or related subsidiary (trust securities), 1% preferred stock and 33% common stock equity. Restricted cash pledged against lease obligations is included in other investments (See Note 15 to Consolidated Financial Statements). Offsetting the cash pledge against lease obligations, the capitalization ratios consisted of 59% long-term debt, 5% trust securities, 1% preferred stock and 35% common stock equity.

     The capitalization ratios of TU Electric at December 31, 1998 consisted of approximately 41% long-term debt, 7% TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely junior subordinated debentures of TU Electric, 1% preferred stock and 51% common stock equity.

     During the year ended December 31, 1998, the Company (including TU Electric) issued, redeemed, reacquired or made scheduled principal payments on long-term debt, preferred stock and trust securities for cash, as follows:


                                                                 Issuances        Retirements
                                                                 ---------        -----------
The Company:
   TXU Capital I 7.25% Trust Securities. . . . . . . . . . . .    $   230          $     -
   Floating rate senior notes. . . . . . . . . . . . . . . . .        125                -
   6.375% Senior Notes . . . . . . . . . . . . . . . . . . . .        200                -
   Equity-linked securities (6.37% to 6.50%) . . . . . . . . .        700                -
   5.94% mandatory putable/remarketable securities . . . . . .        375                -

TU Electric:
   $8.20 Series Preferred Stock. . . . . . . . . . . . . . .            -               14
   Capital II 9.00% Series Trust Securities. . . . . . . . .            -               47
   Long-term Debt:
      Brazos River Authority Pollution Control Bonds . . . .           79               79
      First Mortgage Bonds . . . . . . . . . . . . . . . . .            -              842
   Floating Rate Debentures. . . . . . . . . . . . . . . . .          350                -
    Other. . . . . . . . . . . . . . . . . . . . . . . . . .            -                3


ENSERCH:
   Capital I Trust Securities. . . . . . . . . . . . . . . .          150                -
   Series E Preferred Stock. . . . . . . . . . . . . . . . .            -              100
   6.375% Convertible Debentures * . . . . . . . . . . . . .            -               88
   8.875% Senior Notes . . . . . . . . . . . . . . . . . . .            -              100
   6.25% Series A Notes. . . . . . . . . . . . . . . . . . .          125                -
   Remarketable Reset Notes. . . . . . . . . . . . . . . . .          125                -

Eastern Group:
   Acquisition and Interim Facilities. . . . . . . . . . . .        3,429            2,183
   Other . . . . . . . . . . . . . . . . . . . . . . . . . .          113              306

All Other Subsidiaries - Long-term Debt. . . . . . . . . . .          118               86
                                                                  -------          -------
            Total. . . . . . . . . . . . . . . . . . . . . .      $ 6,119          $ 3,848
                                                                  =======          =======

*In March 1998, holders of $3 million principal amount of ENSERCH Convertible Debentures converted such debentures into shares of TUC common stock, and the remaining $88 million principal amount was redeemed by ENSERCH at par for cash.

     Early redemptions of preferred stock and long-term debt may occur from time to time in amounts presently undetermined.

     See Notes 5, 9 and 16 to Consolidated Financial Statements for further details concerning long-term debt, trust securities and preferred stock of subsidiaries.

     The Company, TU Electric, ENSERCH and or other subsidiaries of the Company may issue additional debt and equity securities as needed, including the possible future sale: (i) by TU Electric of up to $499 million principal amount of debt securities, (ii) by TU Electric of up to $25 million of its Cumulative Preferred Stock, and (iii) by ENSERCH of up to $100 million aggregate principal amount of securities, all of which are currently registered with the Securities and Exchange Commission (SEC) for offering pursuant to Rule 415 under the Securities Act of 1933. In addition, the Company may issue up to $170 million of debt securities and, together or separately, up to $170 million of (i) debt securities, (ii) shares of its common stock, (iii) contracts to purchase shares of common stock and (iv) units pledged to secure the holder's obligation to purchase common stock under stock purchase contracts similarly registered with the SEC.

     At December 31, 1998, TUC, TU Electric and ENSERCH had $3.5 billion of joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. The US Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $2.1 billion outstanding at any one time at variable interest rates and terminates February 25, 2000. Of this, $800 million can be used for working capital and other general corporate purposes. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates March 2, 2003. Borrowings under this facility can be used for working capital and other general corporate purposes. The combined borrowings of TUC, TU Electric and ENSERCH under both facilities, excluding amounts restricted to finance the acquisition of TEG, are limited to an aggregate of $2.2 billion outstanding at any one time. TU Electric's and ENSERCH's borrowings under both facilities are limited to an aggregate of $1.25 billion and $650 million outstanding at any one time, respectively. The facilities primarily support commercial paper borrowings.

     The Company intends to refinance $874 million of its current short-term borrowings beyond one-year of December 31, 1998; such amount has been reclassified as long-term debt.

     At December 31, 1998, TXU Eastern Holdings Limited (TXU Eastern), formerly TU Finance (No. 1) Limited, TU Finance (No. 2) Limited, TU Acquisitions and Eastern Group, had a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit Agreement). Originally, the Sterling Credit Agreement provided for borrowings of up to 3.4 billion pounds and was comprised of three facilities: the Acquisition, Interim, and Revolving Credit facilities. During 1998, the Interim facility was repaid and has been cancelled. The aggregate borrowing limit of the remaining facilities, which mature March 2, 2003, has been reduced to 1.3 billion pounds ($2.1 billion) at December 31, 1998. At December 31, 1998, the Acquisition facility had a balance of 750 million pounds ($1.2 billion) outstanding, and no additional borrowings are permitted. The Revolving Credit facility had a balance of 51 million pounds ($84 million) outstanding at December 31, 1998. In addition, a separate Eastern Electricity Revolving Credit Facility provides for short term borrowings for general corporate purposes of up to 250 million pounds ($414 million) outstanding at any one time and terminates March 2, 2003. Under this facility, 180 million pounds ($298 million) was outstanding at year-end 1998.

     As of December 31, 1998, TXU Eastern had entered into various interest rate swaps as required by the Sterling Credit Agreements. The aggregate notional amount of the interest rate swaps entered into was 800 million pounds ($1.3 billion). The swaps have an average maturity of six years and an average fixed rate of 6.58%.

     In addition, certain non-US subsidiaries have revolving credit agreements (denominated in both foreign currencies and US dollars) aggregating approximately $106 million, of which $83 million was outstanding at December 31, 1998. These revolving credit agreements expire at various dates through 2001.

Quantitative and Qualitative Disclosure About Market Risk

     The Company's and TU Electric's operations involve managing market risks related to changes in interest rates and, for the Company, foreign exchange and commodity price exposures. Derivative instruments, including swaps, options and forward contracts, are used to reduce and manage a portion of those risks. With the exception of the energy marketing activities of a subsidiary, Enserch Energy Services, Inc. (EES), the Company's and TU Electric's participation in derivative transactions are designated for hedging purposes and are not held or issued for trading purposes.

     CREDIT RISK -- Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties to their respective derivative instruments. The Company maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. The Company generally does not obtain collateral to support the agreements but establishes credit limits and monitors the financial viability of counterparties. In the event a counterparty's credit rating declines, the Company may apply certain remedies, if considered necessary. The Company believes the risk of nonperformance by counterparties is minimal.

     ELECTRICITY PRICE RISK

     UK -- Almost all electricity generated in England and Wales must be sold to the electricity trading market in England and Wales (Pool), and electricity suppliers must likewise generally buy electricity from the Pool for resale to their customers. In the electricity retail business, Eastern Group contracts to supply customers at fixed prices and buys output from the electricity Pool to meet the demand of these customers. Since the price of electricity purchased from the Pool can be volatile, Eastern Group is exposed to the risk arising from the differences between the fixed price at which it sells electricity to customers and the variable prices at which it buys electricity from the Pool. Eastern Group's generation business provides a physical hedge to this risk as it is exposed to Pool price fluctuations from selling electricity into the Pool. Eastern Group's overall exposure to such risks is managed by its energy trading business, Eastern Power and Energy Trading Limited (EPETL), which also enters into derivatives to hedge the portfolio and maintain energy price exposure to within a limit set by Eastern Group's Board of Directors. The derivatives used are contracts for differences (CFDs) and electricity forward agreements (EFAs). CFDs are bilaterally negotiated contracts which fix the price of electricity for an agreed quantity and duration by reference to an agreed strike price. EFAs are similar in principle to CFDs but are on standard terms and tend to be for smaller quantities and shorter durations. The hypothetical loss in fair value of Eastern Group's CFDs and EFAs in existence at December 31, 1998 arising from a 10% adverse movement in future electricity prices is estimated at $134 million. This loss is calculated by modeling the contracts against an internal forecast of Pool prices using discounted cash flow techniques.

     Australia -- Eastern Energy also maintains a strategy of seeking hedging contracts with individual generators to cover a portion of forecasted contestable loads. These contracts fix the price of energy within a certain range for the purpose of hedging or protecting against fluctuations in the spot market price. At December 31, 1998, Eastern Energy's contracts related to its forecasted contestable and franchise load cover a notional volume of approximately 8.3 million MWh's for the period from January 1999 through 2001. Further hedge contracts may be required in that period to service forecasted sales. Under these contracts, payments are made between Eastern Energy and the generators representing the difference between the wholesale electricity market price and the contract price. The net payable or receivable is recognized in earnings as adjustments to purchased power expense in the period the related transactions are completed.

    INTEREST RATE RISK -- The table below provides information concerning the Company's and TU Electric's financial instruments as of December 31, 1998 that are sensitive to changes in interest rates, which include debt obligations (by principal amount) and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The Company and TU Electric have entered into interest rate swaps under which they have agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts. The contracts require settlement of net interest receivable or payable at specified intervals (primarily semi-annually) which generally coincide with the dates on which interest is payable on the underlying debt. When differences exist between the swap settlement dates and the dates on which interest is payable on the underlying debt, the gap exposure, or basis risk, is managed by means of forward rate agreements. These forward rate agreements are not expected to have a material effect on the Company's and TU Electric's financial position, results of operations or cash flows. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.



                                                                                Expected Maturity Date
                                               ---------------------------------------------------------------
                                                                                                                    1998    1997
                                                                                             There-                 Fair    Fair
                                                1999     2000     2001     2002      2003    after     Total       Value   Value
                                               ------   ------   ------   ------   -------   ------   --------    -------  ------
The Company
Long-term Debt
   (including current maturities)
    Fixed Rate . . . . . . . . . . . . . . .   $1,052   $1,353   $  544   $  503    $  922    $6,944   $11,318    $11,912  $7,932
       Average interest rate . . . . . . . .    7.86%    6.66%    7.43%    7.73%     6.64%     7.36%     7.29%          -       -
    Variable Rate  . . . . . . . . . . . . .   $  121   $  816   $  296   $   40    $1,325    $  905   $ 3,503    $ 3,503  $2,000
       Average interest rate . . . . . . . .    5.16%    5.96%    5.42%    8.59%     6.46%     5.01%     5.86%          -       -

Interest Rate Swaps
   (notional amounts)
    Variable to Fixed. . . . . . . . . . . .   $    9   $  220   $   86   $  196    $  851    $  912   $ 2,274    $  (132) $  (57)
       Average pay rate. . . . . . . . . . .    8.45%    5.75%    6.77%    8.45%     6.60%     6.54%     6.67%          -       -
      Average receive rate . . . . . . . . .    5.20%    5.49%    5.01%    5.20%     5.44%     5.65%     5.49%          -       -
    Fixed to Variable  . . . . . . . . . . .        -        -        -        -    $  350    $  165   $   515    $    46  $    6
       Average pay rate. . . . . . . . . . .        -        -        -        -     5.70%     4.72%     5.39%          -       -
       Average receive rate. . . . . . . . .        -        -        -        -     6.89%     8.38%     7.37%          -       -

TU Electric
Long-term Debt
   (including current maturities)
    Fixed Rate . . . . . . . . . . . . . . .   $  533   $  509   $  226   $  374    $  318    $3,032   $ 4,992    $ 5,296  $ 5,563
       Average interest rate . . . . . . . .    8.44%    5.83%    7.49%    8.22%     6.91%     7.44%     7.41%          -        -
    Variable Rate. . . . . . . . . . . . . .        -        -        -        -         -    $  749   $   749    $   749  $ 1,010
       Average interest rate . . . . . . . .        -        -        -        -         -     4.88%     4.88%          -        -

Interest Rate Swaps
   (notional amounts)
    Variable to Fixed. . . . . . . . . . . .        -        -        -        -         -    $100.0   $ 100.0    $    (4) $    (1)
       Average pay rate. . . . . . . . . . .        -        -        -        -         -     7.18%     7.18%          -        -
       Average receive rate. . . . . . . . .        -        -        -        -         -     6.19%     6.19%          -        -



      US ENERGY MARKETING RISK -- In the course of providing comprehensive energy products and services to its diversified client base, EES engages in energy price risk management activities. In addition to the purchase and sale of these physical commodities, EES enters into futures contracts; swap agreements where settlement is based on the difference between a fixed and floating (index based) price for the underlying commodity; exchange traded options; over-the-counter options, which are settled in cash or the physical delivery of the underlying commodity; exchange-of-futures for physical (EFP) transactions; energy exchange transactions; storage activities; and other contractual arrangements. EES may buy and sell certain of these instruments to manage its exposure to price risk from existing contractual commitments as well as other energy-related assets and liabilities. It may also enter into contracts to take advantage of arbitrage opportunities.

     These activities involve price commitments into the future and, therefore, give rise to market risk. EES uses the mark-to-market method of valuing and accounting for these activities.

     In order to manage its exposure to the price risk associated with these instruments, EES has established trading policies and limits and revalues its exposures daily against these benchmarks. EES also periodically reviews these policies to ensure they are responsive to changing market and business conditions.

     EES utilizes various techniques and methodologies that simulate forward price curves in the energy markets to estimate the size and probability of changes in market value resulting from price movements. These techniques include, but are not limited to, sensitivity analyses. The uses of these methodologies require a number of key assumptions including selection of confidence levels, the holding period of the positions, and the depth and applicability to future periods of historical price information.

     The exposure for fixed price natural gas and electric power purchase and sale commitments, and derivative financial instruments, including options, swaps, futures and other contractual commitments, is based on a methodology that uses a five-day holding period and a 95% confidence level. The notional amounts and terms of the portfolio as of December 31, 1998 included financial instruments that provide for fixed price receipts of 2,643 trillion British thermal units equivalent (TBtue) and fixed price payments of 2,799 TBtue, with a maximum term of eight years. Additionally, sales and purchase commitments totaling 973 TBtue, with terms extending up to nine years, are included in the portfolio as of December 31, 1998. EES uses market-implied volatilities to determine its exposure to market risk. Market risk is estimated as the potential loss in fair value resulting from at least a 15% (two standard deviation) change in market factors, which may differ from actual results. Using a two standard deviation change, the most adverse change in fair value at December 31, 1998 and 1997, as a result of this analysis was a reduction of $2.1 million and $1.1 million, respectively.

      GAS PRICE RISK -- In the gas retail business, Eastern Group sells fixed price contracts to customers and supplies the customer through a portfolio of gas purchase contracts and other wholesale contracts. The overall net exposure of Eastern Group to the gas spot market is also managed by its subsidiary, EPETL, within a limit set by the Board of Directors of Eastern Group, using natural gas futures and swaps, as appropriate, to hedge the exposures. The hypothetical loss in fair value at December 31, 1998 of Eastern Group's natural gas commodity futures arising from a 10% adverse movement in future gas prices is estimated at $3.3 million.

      FOREIGN CURRENCY RISK -- The Company has entered into short-term foreign currency exchange contracts in connection with the acquisition of TEG to hedge a portion of the Company's exposure to changes in the dollar to pound exchange rate. The Company has contracted to deliver £675 million and will receive $1.1 billion. The fair value of this contract was a negative $28 million at December 31, 1998.

     Eastern Group has limited exposure to foreign currency movements. The policy with regard to any such exposures is to match assets owned in foreign countries with borrowings in that same currency. Where there are known commitments to purchase goods in foreign currency then forward contracts or options are used to fix the exchange rate.

     Eastern Energy maintains cross currency swaps for its US dollar denominated debts. These cross currency swaps mature in December 2006 and December 2016 for $250 million and $100 million, respectively. The maturity of these swaps coincides with the maturity of the US dollar denominated debt.

     NUCLEAR DECOMMISSIONING AND DISPOSAL OF SPENT FUEL TRUST -- TU Electric has established an external trust to provide for nuclear decommissioning and disposal of spent fuel. The trust is invested in marketable fixed income debt and equity securities. At December 31, 1998, the current market value of the debt and equity securities was $81 million and $130 million, respectively. A hypothetical 10% increase in interest rates and 10% decrease in equity prices would result in a $16 million reduction in the fair value of the trust assets. However, adjustments to market value result in a corresponding adjustment to related liability accounts based on current regulatory treatment.

Regulation and Rates

     Under the current regulatory environment, certain US subsidiaries of the Company are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". This statement applies to utilities that have cost-based rates established by a regulator and charged to and collected from customers. In accordance with this statement, these companies may defer the recognition of certain costs (regulatory assets) and certain obligations (regulatory liabilities) that, as a result of the ratemaking process, have probable corresponding increases or decreases in future revenues. Future significant changes in regulation or competition could affect these companies' ability to meet the criteria for continued application of SFAS 71 and may affect these companies' ability to recover such regulatory assets from, or refund such regulatory liabilities to, customers. These regulatory assets and liabilities are being amortized over various periods (5 to 40 years). The amortization is currently, or is expected to be, included in rates. In the event all or a portion of these companies' operations fail to meet the criteria for application of SFAS 71, these companies would be required to write-off all or a portion of their regulatory assets and liabilities. Should significant changes in regulation or competition occur, the affected subsidiaries would be required to assess the recoverability of plant and regulatory assets. (See
Note 2 to Consolidated Financial Statements.)

     Although neither the Company nor TU Electric can predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this Form 10-K, which might significantly alter its basic financial position, results of operations or cash flows. (See Note 14 to Consolidated Financial Statements.)

     The Company and TU Electric have several rate requests pending or on appeal. (See Note 13 to Consolidated Financial Statements for a detailed discussion of the status of these items.) (See "Docket 18490" in Note 13 to Consolidated Financial Statements for a discussion of the impact of a rate settlement.) With regard to Eastern Group, the regulation of distribution and supply charges is currently subject to review by OFFER, with the outcome due to impact results from April 1, 2000.

     Electricity and gas operations in Australia are subject to the requirements of the applicable regulatory governments or agencies and are currently in various stages of implementing deregulation.

Competition

     US -- As legislative, regulatory, economic and technological changes occur, the US energy and utility industries are faced with increasing pressure to become more competitive while adhering to regulatory requirements. The National Energy Policy Act of 1992 (Energy Policy Act) addresses a wide range of energy issues and is intended to increase competition in electric generation and broaden access to electric transmission systems. In addition, the Texas Public Utility Regulatory Act of 1995, as amended (PURA), impacts the PUC and its regulatory practices and encourages increased competition in some aspects of the electric utility industry in Texas. The 106th Congress has begun to examine the possibility of mandated "retail competition," the required delivery by an electric utility over its transmission and distribution facilities of energy produced by another entity to retail customers in such utility's service territory. If implemented, such access could allow a retail customer to purchase electric service from any other electric service provider. Retail competition has not been implemented in Texas; however, this issue is currently being addressed in the 76th Texas Legislature.

      In Texas, aggressive marketing of competitive prices by rural electric cooperatives, municipally-owned electric systems, and other energy providers not subject to the traditional governmental regulation experienced by the utility industry has intensified competition within the state's wholesale markets and, in multi-certificated areas, retail customer markets. Furthermore, there is increasing pressure on utilities to reduce costs, including the cost of power, and to tailor energy services to the specific needs of customers. Such competitive pressures among electric utility and non-utility power producers could result in the loss by TU Electric of customers. In order to remain competitive, the US Electric segment companies are aggressively managing their operating costs and capital expenditures through streamlined business processes and are developing and implementing strategies to address an increasingly competitive environment. In a competitive retail environment, amounts invested by TU Electric in certain of its assets could become stranded costs (i.e., investments and commitments that may not be recoverable from customers as a result of competitive pricing). As such, the PUC is seeking guidance from the legislature and authority to address the issue of recovery of stranded costs. The PUC's latest available estimate for TU Electric's potentially stranded retail costs ranged from a projected excess of net book value over market value of $5.8 billion to a projected excess of market value over net book value of $3.8 billion. To the extent stranded costs cannot be recovered from customers, it may be necessary for such costs to be borne by shareholders.

      While the Company and the US Electric segment companies anticipate legislation being enacted during the 1999 session of the Texas legislature to authorize retail competition, they cannot predict the ultimate outcome of the ongoing efforts that are taking place to restructure the electric utility industry or whether such outcome will have a material effect on their financial position, results of operations or cash flows.

The Company

     UK -- Unless covered by an exemption, all electricity generators operating a power station in the UK are required to be a member of the Pool and to submit the output of power station generating units or turbines for central dispatch. Eastern Group's mix of generating plants enables it to operate in the mid-merit and base load sectors of the market and to spread its fuel risk. Almost all electricity customers in Eastern Group's authorized area, whether franchise (i.e. regulated) or competitive, are connected to and dependent upon Eastern Group's distribution system. Competition for electric retail customers in all areas of the UK is being progressively phased in, beginning in September 1998. The domestic franchise market in the UK is expected to be open to full competition in June 1999. These customers typically include residential and small commercial customers. Until September 1998, customers in all service areas could buy electricity only from the regional electricity company (REC) authorized to supply service in the area where the customers were located. Eastern Group competes on the basis of the quality of its customer service and by competitive pricing. Eastern Group intends to continue to compete nationally for residential and small business customers and, by December 1998, had contracts with 200,000 of such customers outside its franchise area. There is no assurance whether or not competition among suppliers of electricity will adversely affect Eastern Group. Because of UK government action in recent years, the UK natural gas market is open to competition by competing retailers. The gas market is highly competitive.

Eastern Group is one of the largest suppliers of natural gas in the UK.   As
of December 31, 1998, Eastern Group's market share by volume was estimated at approximately 12% of gas delivered to the competitive industrial and commercial market. At December 31, 1998, it was supplying approximately 780,000 customers in the UK, ranging from residential households to large commercial companies. Eastern Group intends to maintain a significant share of this market through high quality customer service and competitive pricing.

     Australia -- The energy supply franchise portion of Eastern Energy's business is gradually being exposed to competition through a phase-in of rules permitting customers to choose their energy supplier. This phase-in is by customer class and is expected to be complete by December 31, 2000, at which time all energy customers in Victoria will have the right to choose their energy supplier. Eastern Energy is required to offer distribution of electric energy in its service territory on behalf of other electric retail companies to those customers having a right to choose their supplier. Eastern Energy can similarly supply electric energy to such customers in other service territories by utilizing the distribution networks of the retail companies in those service territories. While Eastern Energy expects significant competition in the fully contestable energy retail marketplace, it cannot predict the ultimate outcome of this process.

RESULTS OF OPERATIONS

TU Electric

     Net income of $798 million for 1998 increased approximately 3% from 1997. Results for 1997 were reduced by the recognition of an $81 million Fuel Disallowance (including interest) and a $10 million charge related to the sale of sulfur dioxide allowances, which reduced 1997 net income by $55 million. Excluding the effect of these items, 1998 net income decreased approximately 4% from 1997, and 1997 net income was approximately 4% less than 1996.
Results for 1998 were impacted by the rate reduction settlement approved by the PUC in April 1998 that became effective January 1, 1998; increased nuclear depreciation and depreciation expense reclassified from transmission and distribution to nuclear production assets that reduced 1998 income by $143 million. These effects were partially offset by continued strong sales growth and the effect of hotter-than-normal summer weather.

     Operating revenues increased approximately 6% and 2% for the years ended December 31, 1998 and 1997, respectively, over the prior-year period. The 1998 increase primarily results from the increase in base rate electricity revenues due to the exceptionally high summer temperatures and customer growth, partially offset by the effect of the rate reduction settlement on base rate revenues. The increase in 1997 operating revenues reflects transmission service revenues from implementation of the PUC's Open Access Transmission Rule (OAT Rule) effective January 1, 1997, with revenue increases due to customer growth essentially offsetting the impact of a rate settlement refund, the Fuel Disallowance and the charge related to the sulphur dioxide allowances.

     Electric energy sales in gigawatt-hours (GWh) (including unbilled sales)
increased approximately 6% and 2% for 1998 and 1997, respectively.   Fuel
revenue increased in 1998 and 1997 primarily due to increases in fuel costs driven by increased energy sales, with 1997 also affected by increased spot market gas prices, partially offset by the Fuel Disallowance.

     Fuel and purchased power expense increased approximately 2% and 5% for 1998 and 1997, respectively. The increases were primarily due to increased energy sales in both periods with increased gas usage partially offset by decreased gas prices in 1998.

     Total operating expenses, excluding fuel and purchased power, increased approximately 12% for 1998 and 5% for 1997. Operation and maintenance expense increased in 1998 largely as a result of higher marketing incentives, increased provision for uncollectible accounts and increased reactive maintenance expenses, partially offset by decreased employee related costs. The 1997 increase was a result of recording third party transmission expenses in accordance with the PUC's OAT Rule, partially offset by decreased employee benefit expenses. TU Electric's rate reduction settlement resulted in increased depreciation on its Comanche Peak nuclear power plant by $353 million in 1998, bringing total nuclear depreciation for the year to approximately $640 million. Of the $353 million, $183 million is the result of the transfer of transmission and distribution depreciation and $170 million is the result of TU Electric's earnings in excess of its rate cap. The change in the effective income tax rate was due to the impact of amortization of prior period flow-through amounts, which increased due to the accelerated depreciation on nuclear production assets in conjunction with the rate reduction agreement. Taxes, other than income taxes, increased in 1998 primarily due to higher state and local gross receipt taxes.

     Total interest charges, excluding AFUDC and distributions on trust securities, decreased approximately 10% in 1998 and 11% in 1997 compared with the prior-year period. The capital restructuring and debt reduction programs have favorably affected the year-to-year comparisons. Distributions on trust securities and preferred stock dividends have decreased from 1997 reflecting the redemption in January 1998 of trust securities and the repurchases of a portion of TU Electric's preferred stock in the last two years.

The Company

     Net income of $740 million for 1998 increased approximately 12% from 1997, reflecting continued strong US electric sales growth, the effect of hotter-than-normal summer weather on US electric sales and capital cost reductions in US electric operations. The results also reflect the addition of Eastern Group - especially Eastern Group's strong fourth quarter results - and LCC, significant improvement in the Company's US energy marketing operations and continued strong results from Australian operations. Partially offsetting was the impact of the rate reduction settlement at TU Electric; increased nuclear depreciation and depreciation expense reclassified from transmission and distribution to nuclear production assets that reduced 1998 income by $143 million. Results from US natural gas operations were unfavorably impacted by mild winter weather in both the first and fourth quarters of 1998.

     Results for 1998 include a non-recurring gain from Eastern Group's renegotiations of a long-term gas contract and non-recurring costs associated with the acquisition of TEG, which offset to add $7 million to net income. Results for 1997 were reduced by the Fuel Disallowance and the charge related to the sale of sulfur dioxide allowances, which reduced 1997 net income by $55 million. Excluding these non-recurring items, 1998 net income was $733 million ($2.76 per share), compared with $715 million ($3.10 per share) for 1997 and $754 million ($3.35 per share) for 1996.

     UK/Europe operations contributed approximately $140 million to 1998 income, which was partially offset by approximately $82 million of acquisition costs recorded by the Company, resulting in net income for these operations of $58 million for the period.

     Operating revenues of the Company increased approximately 86% to $14.7 billion for the year ended December 31, 1998 compared with $7.9 billion in 1997 and $6.6 billion in 1996. In 1998, the increase in operating revenues was due primarily to the inclusion of the Eastern Group revenues for the period following the acquisition, ENSERCH revenues for the entire period, increased revenues from the US Electric segment and increased volumes from US energy marketing. The 1997 increase reflected ENSERCH revenues for the period following the merger and TU Electric's transmission service revenues from implementing the PUC's OAT Rule effective January 1, 1997.

     Base rate electric revenues for the U S (including unbilled sales) increased 6% in 1998 primarily as a result of the hotter-than-normal summer weather and customer sales growth, partially offset by the TU Electric rate reduction settlement. Base rate revenues for 1997 decreased slightly from 1996 as a result of the rate settlement refund in 1997, while electric energy sales (including unbilled sales) increased approximately 2%. Fuel revenue increased in 1998 and 1997 due primarily to increases in fuel costs driven by increased energy sales, partially offset, in 1998 by lower gas prices and in 1997, by the Fuel Disallowance.

     Fuel and purchased power expense increased approximately 72% and 4% for 1998 and 1997, respectively. The 1998 increase is primarily due to the inclusion of the Eastern Group for the period following acquisition, an increase in energy sales and gas usage for TU Electric, partially offset by a reduction in gas spot market prices and a reduction of energy purchase prices in TU Australia. The increase in 1997 was primarily due to increased energy sales and increased spot market gas prices. (See Consolidated Operating Statistics.) Gas and electricity purchased for resale increased as a result of the inclusion of ENSERCH for the entire year in 1998, as compared to the period following acquisition in 1997, along with the addition of the Eastern Group in 1998.

     Total operating expenses, excluding fuel and purchased power and gas and electricity purchased for resale, increased approximately 58% for 1998 and 15% for 1997, with approximately 55% in 1998 attributable to the acquisition of the Eastern Group, and 13% in 1998 and 9% in 1997 attributable to ENSERCH companies since the merger. Other 1998 increases were mostly due to higher marketing incentives, increased provision for uncollectible accounts and increased reactive maintenance expenses, more than offset by decreased employee related and other costs. The 1997 increase was due to recording third party transmission expenses in accordance with the PUC's OAT Rule, partially offset by decreased employee benefit expenses. Taxes other than income increased in 1998 and 1997 due primarily to the effect of ENSERCH amounts for a full year in 1998 and for the period subsequent to acquisition in 1997, and an increase in revenue related taxes for 1998.

     The increase in other income (deductions) - net in 1998 results primarily from the non-utility operations of Eastern Group since acquisition date and gains on the disposition of certain properties, while the 1997 decrease was primarily due to losses from an interest in a telecommunications partnership. Interest income increased as a result of the inclusion of Eastern Group since acquisition date.

     Interest expense and distributions on trust securities and preferred stock of subsidiaries totaled approximately $1.4 billion in 1998, $861 million in 1997 and $884 million in 1996. The Company's capital restructuring and debt reduction programs have favorably affected the comparisons. Year-to-year comparisons were also affected by the debt incurred or recorded in connection with the 1998 acquisition of TEG and the 1997 acquisitions of ENSERCH and LCC. Interest expense in 1997 also included a charge related to the settlement of over-recovered fuel revenues.

     The increase in the Company's overall effective income tax rate from 1997 to 1998 was due primarily to the effects of Eastern Group since acquisition along with the impact of TU Electric's amortization of prior period flow-through amounts, related to additional depreciation on nuclear production assets in conjunction with the rate reduction agreement. (See Note 12 to Consolidated Financial Statements for a reconciliation of income taxes computed at the statutory rate to provision for income taxes.

     On a pro forma basis, as if TEG had been acquired at January 1, 1998, consolidated revenues for the year ended December 31, 1998 would have been $17 billion, consolidated net income would have been $884 million and basic
earnings per share would have been $3.13.   A substantial portion of Eastern
Group's earnings occur during the first and fourth quarters of the year which are the periods of peak electricity usage in the UK.

EUROPEAN MONETARY UNION (EMU)

     Most of Eastern Group's income and expenditures are denominated in pounds sterling or in the currencies of other countries which either are not eligible or have indicated that they are not intending to join the first stage of EMU. Eastern Group therefore does not expect the introduction of the Euro, the new currency of countries participating in EMU, to have a material impact on those operations for as long as the UK continues to remain outside EMU. Eastern Group has prepared its accounting systems to be able to deal with the receipt of payments in Euros effective from January 1, 1999.

YEAR 2000 ISSUES

The Company and TU Electric

US -- Overview

     Many existing computer programs use only the last two digits to identify a year in the date field. Thus, they would not recognize a year that begins with 20 instead of 19. If not corrected, many computer applications could fail or produce erroneous data on or about the year 2000.

     The Company began its US efforts to address Year 2000 (Y2K) issues in 1996 by focusing on information technology mainframe-based application systems (IT Corporate Applications). In early 1997, an infrastructure project to address the Company's information technology related hardware, operating systems and desktop software was begun (IT Infrastructure). In late 1997, a project was begun to address Y2K issues throughout the Company related to embedded systems, such as process controls for energy production and delivery, and business unit owned applications (Non-IT Equipment and Applications).

     Applications and equipment in each of these three major initiatives have been inventoried and categorized based on their criticality to the Company's business operations. Assessments of the potential impact due to Y2K issues are essentially complete. This process includes the solicitation of vendor feedback, comparing information with other energy companies, and in many cases internal verification by testing. The remediation and testing work on IT Corporate Applications currently stands at approximately sixty percent complete with the completion of mission critical items scheduled for the end of the first quarter of 1999. The IT Infrastructure project is currently at eighty percent completion. Remediation work on embedded systems is scheduled to be completed by September 1999. A number of tests on production equipment with embedded systems have been performed. The Company will continue to test this equipment throughout the first half of 1999.

Readiness

      The IT Corporate Applications remediation and testing activities are approximately sixty percent complete with twenty-five percent of critical applications tested and determined as Y2K compliant. Completion of critical applications testing is scheduled for the end of the first quarter 1999 and remaining applications testing is scheduled for the third quarter.

      The IT Infrastructure project involves assessing the compliance of standard computer hardware, network systems including gateways, hubs and routers, telecommunications equipment, operating systems and IT standard software products. Equipment is being individually tested using software products and applicable test procedures. Network system tests have been performed. Eighty percent of the IT Infrastructure is Y2K ready with the remainder scheduled to be ready by the end of the first quarter of 1999. Certain software vendors will not have Y2K ready versions of their product available until the first or second quarter of 1999. These software product upgrades will be tested and implemented during the second quarter of 1999.

     Non-IT Equipment and Applications involve the hardware and software products that reside in individual business units. These items include the embedded systems that are used in energy production and delivery, and other processes of the Company. Inventories have been conducted to identify these embedded systems in individual business units. Assessments are substantially complete. Twenty-five of fifty-two fossil steam generating units were Y2K ready at the end of 1998. Validation testing is scheduled throughout the first half of 1999 on the remaining twenty-seven fossil generating units.
Some remediation needs have been identified in various business units as a result of Y2K testing. In most cases, these concern software upgrades that are necessary to ensure that information produced by these systems can be efficiently used in the Company's business processes. The upgrades are not required for equipment functionality. These remediation activities are planned for completion by the end of the second quarter of 1999.

     The Company has implemented a specific Y2K program at its Comanche Peak nuclear fueled electric generating station. Inventories were completed by mid 1998 and detailed assessments were made by December 1998. Remediation projects on Units 2 and 1 are scheduled for completion by May 1999 and September 1999, respectively.

      The Company is analyzing the potential impact of Y2K compliance efforts of third parties. Over 2,000 suppliers and service providers have been contacted to determine the status of their Y2K efforts. Approximately sixty percent of these vendors have responded. Their responses are being prioritized and the programs and status of the most significant among them are
being analyzed in detail.   This initial analysis is complete.  The more
significant interdependencies relate to telecommunications and gas suppliers.

Costs

     The costs associated with the Company's Y2K efforts for its US energy businesses are currently estimated to be approximately $36 million (primarily for TU Electric). These costs reflect new, incremental costs and the reallocation of resources in pre-existing maintenance budgets. The costs related to the three major initiatives are estimated to be as follows: IT Corporate Applications - $14 million; IT Infrastructure - $7 million; and Non IT-Equipment and Applications - $15 million. These costs are being expensed as incurred over the period 1996 to 2000; and a total of approximately $17 million had been expended through December 31, 1998. There can be no assurance that these estimated costs will not increase as the Company's Y2K program continues.

     Strategic initiatives were begun in two areas prior to beginning work on the Y2K issue, and the costs for these initiatives are not included in the estimate above. The energy management system for the Company's transmission grid is being replaced. The Company's principal financial and accounting systems have been replaced. Each of these projects will eliminate potential Y2K deficiencies; however, that was not a significant consideration at the time replacement decisions were made.

     LCC continues to work on its Y2K project. IT applications affected by Y2K issues are being replaced by systems with dramatically increased functionality. The cost of this effort is estimated to be $4 million, which is being expended through 1999. As of December 31, 1998, estimated costs expended were approximately $2.2 million.

Risk Issues

     With respect to internal risks, the Company's current assessment of the most reasonably likely worst case scenario is that impacts on either service or financial performance will not be materially adverse. The Company believes, based on the results of testing that has already occurred on a large portion of its production equipment with embedded systems, that if any disruption to service occurs, it will be isolated and of short-term duration. The Company continues to collaborate with other major energy suppliers through the joint Electric Power Research Institute's embedded systems project.

     The North American Electric Reliability Council (NERC) is continuing to evaluate the status of the electric infrastructure throughout North America. The Company is a participant in this process. The second NERC status report, issued on January 11, 1999, indicates that the transition through critical Y2K dates is expected to have minimal impact on electrical systems in North America and that, with continued work and coordinated contingency planning, operating risks can be effectively mitigated. Results from the Company's testing program compare favorably with the results on which the NERC conclusions have been based. NERC will perform scenario analyses of potential risks to the electric infrastructure. Joint industry testing between the electric industry and the telecommunications industry are also being planned. Until this work is complete, the Company cannot assess a worst case scenario relating to external interdependencies.

     As the Company's Y2K program proceeds, the Company will continue to assess its internal and external risks, not all of which are within its control; and it will continue to consider the most reasonably likely worst case scenario. There can be no assurance that all material Y2K risks within the Company's control will have been adequately identified and corrected before the end of 1999. In addition, the Company can make no assurances regarding the Y2K readiness of systems and parties outside its control, or the effect on the Company if those parties are not Y2K compliant.

Contingency Plans

     The Company has in place detailed emergency response and disaster recovery plans designed to ensure high reliability of service to customers. These plans are utilized routinely for abnormal service conditions. These plans have been reviewed to identify required actions specific to the Y2K issue. Draft contingency plans have been developed and were filed with the PUC on December 31, 1998. These Y2K contingency plans address both Company activities and actions necessary to mitigate the impact of third party disruptions. These contingency plans have been coordinated with those of the Electric Reliability Council of Texas (ERCOT), the regional independent system operator in Texas, and NERC. Final contingency plans are scheduled to be completed by June 1999.

The Company

International Operations -- Y2K Programs

UK/EUROPE -- Overview

     In the UK, Eastern Group established a program of projects in August 1996 designed to ensure that all its systems are Y2K compliant. Each project has six phases: inventory, risk assessment, analysis, remediation, testing and contingency planning.

Readiness

     The inventory, risk assessment and analysis of the mainframe systems were completed in June 1997. All COBOL code was fixed by November 1998. The plan, which is on schedule, is to complete the mainframe remediation work by April 1999 and testing work by July 1999.

     Inventories of all other IT systems and of embedded systems (controls, monitoring, and protection systems, including electricity meters and customer premises and systems used in Eastern Group's offices) were completed in February 1998. Risk assessments were completed in August 1998. Many of the older IT systems have already been replaced by systems which are Y2K compliant, and approximately 25% of these were tested for Y2K compliance by August 1998 as part of the latest phase of electricity deregulation. Since October 1996, requirements have been included in Eastern Group's standard purchasing terms and conditions requiring Y2K readiness. Acceptance tests for any significant new or upgraded system include testing for Y2K readiness.

     The IT infrastructure is currently based on a mixture of hardware and operating systems connected by local and wide area networks (LAN/WAN). The system will be remediated in March 1999 and tested and verified compliant by April 1999. Additional upgrade of the LAN/WAN is planned for 1999. The infrastructure PABX systems are being upgraded to be compliant by the end of February 1999.

     Remediation products for three of the eight power station turbine control systems were not available from all suppliers in time for the planned summer shutdowns of 1998. Completion of this work has therefore been delayed until August 1999. All the electricity distribution systems have been checked, and testing was completed on all but one of the systems by December 31, 1998. Testing of the outstanding system for control room operation was completed in February 1999.

Costs

     The costs of addressing the Y2K issue are estimated to be approximately $33 million. These costs include all Y2K related activities. They do not include the cost of addressing IT systems installed to achieve the liberalization of the domestic electricity market, systems installed to meet other business needs, or the cost of providing contingency plans for the trading business. These costs are being expensed as incurred. Amounts expended through December 1998 totaled $4.6 million. Cost expenditures for 1999 are estimated at $22.4 million and an additional $4 million for 2000.

Risk and Contingency Plans

     With respect to internal risks, Eastern Group's current assessment of the most reasonably likely worst case scenario is that impacts on either service or financial performance will not be materially adverse. Eastern Group believes, based on the results of testing that has already occurred on a large portion of production equipment with embedded systems, that if any disruption to service occurs, it will be isolated and of short-term duration.

     Eastern Group has contingency plans for all business critical operations, except plans for the trading business which are currently under development. These plans cover realistic failure scenarios and are regularly tested. The Y2K Program process includes a review of all the existing contingency plans and the proposed contingency plans for the trading business to cover all realistic scenarios involving failures resulting from Y2K issues. The work is planned for January to June 1999, and will result in revisions to the existing contingency plans.

     Eastern Group is working with its equipment and service suppliers to ensure their products and services are Y2K compliant. Reviews were completed by December 1998.

AUSTRALIA --  Overview

     TU Australia initiated a Y2K Program in the third quarter of 1997 with the compilation of a Y2K inventory of supported IT assets and systems. An IT Project Manager was appointed and a consultant engaged to develop a Y2K remediation plan for items in the inventory assessed as having Y2K risk. A consulting firm was engaged in early 1998 to provide a methodology for addressing the Y2K risks of all other assets and systems. The consulting firm was subsequently retained to establish a Y2K Program Office and complete a non-IT inventory. A Y2K structure was also established in 1998 and a full time Program Director appointed to bring all activities together into a single TU Australia Y2K Program. The inventory contains over 800 different asset types divided approximately equally between IT and non-IT items. The program consists of sixty separate projects with individual project plans and project managers.

Readiness

     Thirty-four of the sixty Y2K projects have been completed. Two projects track the progress of Y2K preparedness associated with telecommunications and electricity wholesale trading partners. Some vendor supplied program products will be available during the first quarter of 1999. The remaining projects are due for completion by July 1999 and are associated with the implementation of new applications for customer information and system control and data acquisition.

Costs

     As a result of lower than anticipated requirements, the estimated costs associated with the Y2K program have been reduced to $2.3 million. Costs are expensed as incurred. Some additional costs included in capital budgets for new IT systems are not reflected in these Y2K costs. Approximately 50% of the Y2K costs were incurred during 1998 with the remainder to be incurred in the first quarter of 1999. There can be no assurance that these estimates will not increase as a result of the discovery of unexpected additional remediation work identified during Y2K testing.

Risk Issues

     With respect to internal risks, TU Australia's current assessment of the most reasonably likely worst case scenario is that impacts on either service or financial performance will not be materially adverse. TU Australia believes, based on the results of testing that has already occurred on a large portion of production equipment with embedded systems, that if any disruption to service occurs, it will be isolated and of short-term duration.

Contingency Plans

     TU Australia's Y2K contingency planning is being developed on three levels; asset level, project level and program level. In addition, Y2K contingency planning associated with assets that are assessed as having the capacity to interrupt electricity supply will be developed jointly with the rest of the Victorian Electricity Supply Industry. Y2K contingency plans at the asset level have been completed and several project level plans have also been prepared. The completion of the remainder of contingency plans represents the majority of Y2K activities planned in 1999. Y2K contingency plans will be incorporated into existing disaster plans and business continuity plans where appropriate.

CHANGES IN ACCOUNTING STANDARDS

     SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for fiscal years beginning after June 15, 1999. This standard requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at their fair values and that accounting for the changes in their fair values is dependent upon the intended use of the derivatives and their resulting designations. The new standard will supersede or amend existing standards that deal with hedge accounting and derivatives. The Company and TU Electric have not yet determined the effect adopting this standard will have on their financial statements.

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

     The management of the Company has established and maintains a system of internal control designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent certified public accountants concerning the Company's system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 1998, the Company's system of internal control was adequate to accomplish the objectives discussed herein.

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

                                                   /s/ ERLE NYE
                                          -------------------------------
                                          Erle Nye, Chairman of the Board
                                            and Chief Executive


                                                /s/ D. W. BIEGLER
                                          -------------------------------
                                          D. W. Biegler, President and
                                                Chief Operating Officer


                                              /s/ MICHAEL J. McNALLY
                                          -------------------------------
                                          Michael J. McNally, Executive
                                          Vice President and Chief Financial
                                            Officer


                                             /s/ JERRY W. PINKERTON

                                          ----------------------------------
                                          Jerry W. Pinkerton, Controller and
                                            Principal Accounting Officer

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

     The management of TU Electric has established and maintains a system of internal control designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent certified public accountants concerning TU Electric's system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 1998, TU Electric's system of internal control was adequate to accomplish the objectives discussed herein.

     The independent certified public accounting firm of Deloitte & Touche LLP is engaged to audit, in accordance with generally accepted auditing standards, the financial statements of TU Electric and to issue their report thereon.


                                            /s/  ERLE NYE
                                    ----------------------------------
                                    Erle Nye, Chairman of the Board
                                      and Chief Executive


                                         /s/ D. W. BIEGLER
                                    ----------------------------------
                                    D. W. Biegler, President and
                                      Chief Operating Officer


                                         /s/ KIRK OLIVER
                                    ----------------------------------
                                    Kirk Oliver, Treasurer and Assistant
                                    Secretary and Principal Financial
                                      Officer


                                       /s/ Jerry W. PINKERTON
                                    ----------------------------------
                                    Jerry W. Pinkerton, Controller and
                                    Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT


Texas Utilities Company:

We have audited the accompanying consolidated balance sheets of Texas Utilities Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, cash flows and common stock equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of TXU Eastern Holdings Limited (a consolidated subsidiary), which statements reflect total assets constituting 36% of consolidated total assets at December 31, 1998, and total revenues constituting 24% of consolidated total revenues for the year ended December 31, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for TXU Eastern Holdings Limited, is based solely on the report of such other auditors.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Texas Utilities Company and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Dallas, Texas
March 5, 1999

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholder of TXU Eastern Holdings Limited:

In our opinion, the consolidated balance sheet and the related statements of consolidated income, comprehensive income, common stock equity and cash flows present fairly, in all material respects, the financial position of TXU Eastern Holdings Limited and its subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the period from formation (February 5, 1998) to December 31, 1998 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards in the United Kingdom which do not differ significantly with those in the United States and which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers
London, England
3 March 1999

INDEPENDENT AUDITORS' REPORT

Texas Utilities Electric Company:

We have audited the accompanying consolidated balance sheets of Texas Utilities Electric Company (TU Electric) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, common stock equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of TU Electric management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Texas Utilities Electric Company and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Dallas, Texas
March 5, 1999
                                 A-27

                                                                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                                                                        STATEMENTS OF CONSOLIDATED INCOME

                                                                                           Year Ended December 31,
                                                                                     ---------------------------------
                                                                                       1998         1997         1996
                                                                                       ----         ----         ----
                                                                               Millions of Dollars, Except per Share Amounts
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $14,736       $7,946       $6,551
                                                                                      -------       ------       ------
OPERATING EXPENSES
  Fuel and purchased power. . . . . . . . . . . . . . . . . . . . . . . . . . .         3,799        2,213        2,136
  Gas and electricity purchased for resale. . . . . . . . . . . . . . . . . . .         4,115        1,063           -
  Operation and maintenance . . . . . . . . . . . . . . . . . . . . . . . . . .         2,570        1,539        1,256
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .         1,147          666          621
  Taxes other than income . . . . . . . . . . . . . . . . . . . . . . . . . . .           642          559          535
                                                                                      -------       ------       ------
    Total operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . .        12,273        6,040        4,548
                                                                                      -------       ------       ------

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,463        1,906        2,003

OTHER INCOME (DEDUCTIONS) - NET . . . . . . . . . . . . . . . . . . . . . . . .            45          (49)         (29)
                                                                                      -------       ------       ------

INCOME BEFORE INTEREST, OTHER CHARGES
   AND INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,508        1,857        1,974
                                                                                      -------       ------       ------

INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           139           32           28

INTEREST EXPENSE AND OTHER CHARGES
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,300          763          798
  Distributions on Company or subsidiary obligated, mandatorily redeemable, preferred securities of Company or subsidiary trusts, each holding solely
    junior subordinated debentures of the Company or related subsidiary . . . .            74           70           33
  Preferred stock dividends of subsidiaries . . . . . . . . . . . . . . . . . .            16           28           53
  Allowance for borrowed funds used during construction . . . . . . . . . . . .            (9)          (9)         (11)
                                                                                      -------       ------       ------
     Total interest and other charges . . . . . . . . . . . . . . . . . . . . .         1,381          852          873
                                                                                      -------       ------       ------

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . . .         1,266        1,037        1,129

INCOME TAX EXPENSE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           526          377          375
                                                                                      -------       ------       ------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   740       $  660       $  754
                                                                                      =======       ======       ======

Average shares of common stock outstanding (millions) . . . . . . . . . . . . .           265          231          225

Per share of common stock:
   Basic earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $2.79        $2.86        $3.35
   Diluted earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $2.79        $2.85        $3.35
   Dividends declared . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $2.225       $2.125       $2.025

See Notes to Consolidated Financial Statements.

                                                                  TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                                                               STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME





                                                                                               Year Ended December 31,
                                                                                         --------------------------------
                                                                                          1998        1997        1996
                                                                                          ----        ----        ----
                                                                                                Millions of Dollars
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $  740       $  660      $  754
                                                                                        ------       ------      ------

OTHER COMPREHENSIVE INCOME (LOSS) - net change during period:
  Foreign currency translation adjustments . . . . . . . . . . . . . . .                   (39)        (127)         43
  Unrealized holding losses on investments . . . . . . . . . . . . . . .                   (13)          -           -
  Minimum pension liability adjustments. . . . . . . . . . . . . . . . .                    (6)          -           -
                                                                                        ------       ------      ------

    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .                   (58)        (127)         43
                                                                                        ------       ------      ------
  Deferred income tax effects. . . . . . . . . . . . . . . . . . . . . .                   (28)          28          -
                                                                                        ------       ------      ------

COMPREHENSIVE INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .                $  654       $  561      $  797
                                                                                        ======       ======      ======


See Notes to Consolidated Financial Statements.

                                                      A-29

                                                                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                                                                      STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                                                        Year Ended December 31,
                                                                                                      ---------------------------
                                                                                                       1998      1997       1996
                                                                                                       ----      ----       ----
                                                                                                         Millions of Dollars
CASH FLOWS - OPERATING ACTIVITIES
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   740     $  660    $  754
  Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation and amortization (including amounts charged to fuel) . . . . . . . . . . .         1,340        839       774
      Deferred income taxes - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           288        168       185
      Investment tax credits - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (23)       (23)      (33)
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (2)        (5)       (2)
      Changes in operating assets and liabilities:
         Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (167)      (442)       (3)
         Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (29)       (14)        6
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           317        334        33
         Interest and taxes accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (24)        40       (33)
         Other working capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (261)        90        10
         Over/(under) - recovered fuel revenue - net of deferred taxes. . . . . . . . . . . .            26        (21)      (47)
         Energy marketing risk management assets and liabilities. . . . . . . . . . . . . . .           (11)       (13)        -
         Other - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (189)        41        77
                                                                                                    -------     ------    ------
           Cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . . .         2,005      1,654     1,721
                                                                                                    -------     ------    ------

CASH FLOWS - FINANCING ACTIVITIES
  Issuances of securities:
      Acquisition and interim debt facilities. . . . . . . . . . . . . . . . . . . . . . . . .        3,429         -         -
      Other long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,310        823     1,444
      Company or subsidiary obligated, mandatorily redeemable, preferred securities of Company or subsidiary trusts, each holding solely junior
        subordinated debentures of the Company or related subsidiary . . . . . . . . . . . . .          380        493        -
      Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8         -         -
  Retirements of securities:
      Acquisition and interim debt facilities. . . . . . . . . . . . . . . . . . . . . . . . .       (2,183)        -         -
      Other long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,504)    (1,573)   (1,831)
      Preferred stock of subsidiaries. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (114)      (553)      (50)
      Company or subsidiary obligated, mandatorily redeemable, preferred securities of Company or subsidiary trusts, each holding solely junior
        subordinated debentures of  the Company or related subsidiary. . . . . . . . . . . . .          (47)        -         -
      Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (25)      (149)      (52)
  Change in notes payable:
      Commercial paper . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,311      1,102       (32)
      Banks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          242       (543)     (140)
  Common stock dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (573)      (479)     (451)
  Debt premium, discount, financing and reacquisition expenses . . . . . . . . . . . . . . . .         (215)       (41)      (44)
                                                                                                    -------     ------    ------
           Cash provided by (used in) financing activities . . . . . . . . . . . . . . . . . .        3,019       (920)   (1,156)
                                                                                                    -------     ------    ------

CASH FLOWS - INVESTING ACTIVITIES
  Acquisition of The Energy Group (net of cash acquired of $3,265) . . . . . . . . . . . . . .       (2,534)        -         -
  Construction expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,173)      (586)     (434)
  Nuclear fuel (excluding allowance for equity funds used
   during construction)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (51)       (74)      (59)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (582)       (48)      (83)
                                                                                                    -------     ------    ------
           Cash used in investing activities . . . . . . . . . . . . . . . . . . . . . . . . .       (4,340)      (708)     (576)
                                                                                                    -------     ------    ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           68          2         2
                                                                                                    -------     ------    ------
NET CHANGE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . .         752         28        (9)
CASH AND CASH EQUIVALENTS - BEGINNING BALANCE . . . . . . . . . . . . . . . . . . . . . . . . .          44         16        25
                                                                                                    -------     ------    ------
CASH AND CASH EQUIVALENTS - ENDING BALANCE. . . . . . . . . . . . . . . . . . . . . . . . . . .     $   796     $   44    $   16
                                                                                                    =======     ======    ======

See Notes to Consolidated Financial Statements.

                                                                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                                                                           CONSOLIDATED BALANCE SHEETS

                                                                                     ASSETS

                                                                                                             December 31,
                                                                                                       -----------------------
                                                                                                          1998         1997
                                                                                                          ----         ----
                                                                                                         Millions of Dollars
PROPERTY, PLANT AND EQUIPMENT
  United States (US):
    Electric . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $23,130     $22,780
    Gas distribution and pipeline. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,212       1,069
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         844         673
                                                                                                         -------     -------
       Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,186      24,522
       Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,426       6,652
                                                                                                         -------     -------

       Net of accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,760      17,870
    Construction work in progress. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         346         308
    Nuclear fuel (net of accumulated amortization: 1998 - $549; 1997 - $456) . . . . . . . . . . . .         202         242
    Held for future use. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          24          24
    Less reserve for regulatory disallowances. . . . . . . . . . . . . . . . . . . . . . . . . . . .         836         836
                                                                                                         -------     -------
       Net US property, plant and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,496      17,608


  UK/Europe - Electric and Other (net of accumulated depreciation of $147) . . . . . . . . . . . . .       4,428          -
  Australia - Electric (net of accumulated depreciation: 1998 - $121; 1997 - $63). . . . . . . . . .         943         963
                                                                                                         -------     -------
       Net property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,867      18,571
                                                                                                         -------     -------


INVESTMENTS
  Goodwill (net of accumulated amortization: 1998 - $154; 1997 - $33). . . . . . . . . . . . . . . .       6,830       1,424
  Other investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,482         851
                                                                                                        --------     -------

       Total investments.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,312       2,275
                                                                                                         -------     -------


CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         796          44
  Accounts receivable (net of allowance for uncollectible accounts: 1998 - $50; 1997 - $11). . . . .       1,887         981
  Inventories - at average cost:
    Materials and supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         267         210
    Fuel stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         276          81
    Gas stored underground . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         133         157
  Energy marketing risk management assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         832         366
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          88          76
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         308          80
                                                                                                         -------     -------
       Total current assets .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,587       1,995
                                                                                                         -------     -------

DEFERRED DEBITS
  Unamortized regulatory assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,805       1,866
  Long-term prepayments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         527          -
  Other deferred debits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         416         157
                                                                                                         -------     -------
       Total deferred debits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,748       2,023
                                                                                                         -------     -------


           Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $39,514     $24,864
                                                                                                         =======     =======

See Notes to Consolidated Financial Statements.

                                                                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                                                                           CONSOLIDATED BALANCE SHEETS

                                                                         CAPITALIZATION AND LIABILITIES


                                                                                                                 December 31,
                                                                                                              ------------------
                                                                                                              1998         1997
                                                                                                              ----        -----
                                                                                                            Millions of Dollars
CAPITALIZATION
  Common stock without par value - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 6,940      $ 5,587
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,448        1,312
  Accumulated other comprehensive income (loss):
    Foreign currency translation adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (123)         (56)
    Unrealized holding losses on investments . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (13)           -
    Minimum pension liability adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (6)           -
                                                                                                            -------      -------
      Total common stock equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,246        6,843
  Preferred stock of subsidiaries:
    Not subject to mandatory redemption  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            190          304
    Subject to mandatory redemption. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             21           21
  Company or subsidiary obligated, mandatorily redeemable, preferred securities of Company or subsidiary  trusts, each  holding solely junior subordinated debentures of the Company or
   related subsidiary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,193          875
  Long-term debt, less amounts due currently . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,133        8,759
                                                                                                            -------      -------
      Total capitalization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24,783       16,802
                                                                                                            -------      -------


CURRENT LIABILITIES
  Notes payable:
    Commercial paper . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,055          570
    Banks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            896           44
  Long-term debt due currently . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,071          772
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,747          880
  Energy marketing risk management liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .            838          357
  Dividends declared . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            164          140
  Taxes accrued        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            490          183
  Interest accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            310          193
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            705          383
                                                                                                             ------      -------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,276        3,522
                                                                                                             ------      -------


DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Accumulated deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,718        2,989
  Unamortized investment tax credits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            548          571
  Other deferred credits and noncurrent liabilities. . . . . . . . . . . . . . . . . . . . . . . . .          2,189          980
                                                                                                             ------      -------
      Total deferred credits and other noncurrent liabilities. . . . . . . . . . . . . . . . . . . .          6,455        4,540
                                                                                                             ------      -------


COMMITMENTS AND CONTINGENCIES (Note 14)

                                                                                                            -------      -------

            Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $39,514      $24,864
                                                                                                            =======      =======


See Notes to Consolidated Financial Statements.

                                                                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                                                                 STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY

                                                                                                    Year Ended December 31,
                                                                                                 ---------------------------
                                                                                                 1998       1997        1996
                                                                                                 ----       ----        ----
                                                                                                      Millions of Dollars
COMMON STOCK without par value- authorized shares - 500,000,000:
  Balance at beginning of year . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $5,587     $4,787      $4,807
   Issued for acquisitions:
     The Energy Group (37,316,884 shares). . . . . . . . . . . . . . . . . . . . . . . .         1,449         -           -
     ENSERCH Corporation (15,861,272 shares) . . . . . . . . . . . . . . . . . . . . . .            -         565          -
     Lufkin-Conroe Communications Co. (8,727,730 shares) . . . . . . . . . . . . . . . .            -         317          -
   Direct Stock Purchase and Dividend Reinvestment Plan (198,184 shares) . . . . . . . .             8         -           -
   Issued for conversion of Convertible Debentures (77,963 shares) . . . . . . . . . . .             3         -           -
   Issued for Long-Term Incentive Compensation Plan (68,000 shares in
     1998 and 61,000 shares in 1997) . . . . . . . . . . . . . . . . . . . . . . . . . .             4          3          -
   Common stock repurchased and retired (1998 - 565,771 shares,
     1997 - 4,015,000 shares and 1996 - 1,238,480 shares). . . . . . . . . . . . . . . .           (14)       (91)        (28)
   Treasury Stock - Long-Term Incentive Plan Trusts  . . . . . . . . . . . . . . . . . .           (26)        -           -
   Equity-linked securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (76)        -           -
   Special allocation to Thrift Plan by trustee  . . . . . . . . . . . . . . . . . . . .             8          8           8
   Other  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (3)        (2)         -
                                                                                                ------     ------      ------
  Balance at end of year (1998 - 282,332,819 shares;
         1997 - 245,237,559  shares; and 1996 - 224,602,557 shares). . . . . . . . . . .         6,940      5,587       4,787
                                                                                                ------     ------      ------

RETAINED EARNINGS:
  Balance at beginning of year . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,312      1,203         925
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           740        660         754
    Dividends declared on common stock . . . . . . . . . . . . . . . . . . . . . . . . .          (597)      (496)       (456)
    Common stock repurchased and retired . . . . . . . . . . . . . . . . . . . . . . . .           (11)       (59)        (24)
    LESOP dividend deduction tax benefit and other . . . . . . . . . . . . . . . . . . .             4          4           4
                                                                                                ------     ------      ------
  Balance at end of year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,448      1,312       1,203
                                                                                                ------     ------      ------


ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
  Balance at beginning of year . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (56)        43          -
    Change during the year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (86)       (99)         43
                                                                                                ------     ------      ------
  Balance at end of year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (142)       (56)         43
                                                                                                ------     ------      ------

COMMON STOCK EQUITY  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $8,246     $6,843      $6,033
                                                                                                ======     ======      ======

See Notes to Consolidated Financial Statements.

                                                      A-33

                                                                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                                                                        STATEMENTS OF CONSOLIDATED INCOME

                                                                                            Year Ended December 31,
                                                                                         ----------------------------
                                                                                         1998      1997        1996
                                                                                         ----      ----        ----
                                                                                             Millions of Dollars
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $6,488     $6,135     $6,030
                                                                                        ------     ------     ------
OPERATING EXPENSES
  Fuel and purchased power . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,102      2,063      1,966
  Operation and maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,281      1,226      1,112
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .         749        572        562
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         490        420        421
  Taxes other than income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         533        507        506
                                                                                        ------     ------     ------
     Total operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .       5,155      4,788      4,567
                                                                                        ------     ------     ------

OPERATING INCOME.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,333      1,347      1,463
                                                                                        ------     ------     ------
OTHER INCOME (DEDUCTIONS)
  Allowance for equity funds used during construction  . . . . . . . . . . . . . .           6          5          1
  Other income (deductions) - net  . . . . . . . . . . . . . . . . . . . . . . . .         (12)        (8)        (3)
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4         10         15
                                                                                        ------     ------     ------
     Total other income (deductions) . . . . . . . . . . . . . . . . . . . . . . .          (2)         7         13
                                                                                        ------     ------     ------

INCOME BEFORE INTEREST AND OTHER CHARGES . . . . . . . . . . . . . . . . . . . . .       1,331      1,354      1,476
                                                                                        ------     ------     ------
INTEREST INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3          7          4

INTEREST EXPENSE AND OTHER CHARGES
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         476        527        595
  Distributions on TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely junior
    subordinated debentures of TU Electric. . . . . . . . . . . . . . . . . . . .           68         70         33
  Allowance for borrowed funds used during construction . . . . . . . . . . . . .           (8)        (8)       (11)
                                                                                        ------     ------     ------
     Total interest expense and other charges . . . . . . . . . . . . . . . . . .          536        589        617
                                                                                        ------     ------     ------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          798        772        863
PREFERRED STOCK DIVIDENDS . . . . . . . . . . . . . . . . . . . . . . . . . . . .           13         27         54
                                                                                        ------     ------     ------
NET INCOME AVAILABLE FOR
 COMMON STOCK . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  785     $  745     $  809
                                                                                        ======     ======     ======

                                                                STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                                                            Year Ended December 31,
                                                                                        -----------------------------
                                                                                         1998        1997       1996
                                                                                         ----        ----       ----
                                                                                             Millions of Dollars
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  798     $  772     $  863
                                                                                        ------     ------     ------

OTHER COMPREHENSIVE INCOME (LOSS) - net change during period in
  minimum pension liability adjustment. . . . . . . . . . . . . . . . . . . . . .           (1)        -          -


    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1)        -          -
                                                                                        ------    -------     ------

COMPREHENSIVE INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  797    $   772     $  863
                                                                                        ======    =======     ======

See Notes to Consolidated Financial Statements.

                                                      A-34

                                                                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                                                                      STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                                          Year Ended December 31,
                                                                                       ----------------------------
                                                                                        1998        1997      1996
                                                                                        ----        ----      ----
                                                                                           Millions of Dollars

CASH FLOWS - OPERATING ACTIVITIES
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  798     $  772    $  863
 Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization (including amounts charged to fuel) . . . . . .          905        710       685
   Deferred income taxes - net . . . . . . . . . . . . . . . . . . . . . . . . .          127        134       150
   Investment tax credits - net. . . . . . . . . . . . . . . . . . . . . . . . .          (21)       (21)      (32)
   Allowance for equity funds used during construction . . . . . . . . . . . . .           (6)        (5)       (1)
   Changes in operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .          153       (124)        9
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2)        (4)        3
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (169)        44        52
     Interest and taxes accrued. . . . . . . . . . . . . . . . . . . . . . . . .           (6)        42       (19)
     Other working capital . . . . . . . . . . . . . . . . . . . . . . . . . . .          (25)        83        (1)
     Over/(under) - recovered fuel revenue - net of deferred taxes . . . . . . .           26        (21)      (47)
     Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           25         54        36
                                                                                       ------     ------    ------
        Cash provided by operating activities. . . . . . . . . . . . . . . . . .        1,805      1,664     1,698
                                                                                       ------     ------    ------

CASH FLOWS - FINANCING ACTIVITIES
 Issuances of securities:
   Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          429        513       244
   TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely junior subordinated debentures
     of TU Electric. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -        493        -
 Retirements/repurchases of securities:
   Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (924)      (942)     (859)
   Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (14)      (553)      (50)
   TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely junior subordinated debentures
     of TU Electric. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (47)        -          -
   Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (578)      (280)        -
 Change in notes receivable/payable:
   Parent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (20)       219       (33)
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -       (253)      (69)
 Preferred stock dividends paid. . . . . . . . . . . . . . . . . . . . . . . . .          (14)       (36)      (55)
 Common stock dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . .            -       (273)     (367)
 Debt premium, discount, financing and reacquisition expenses. . . . . . . . . .          (64)       (27)      (38)
                                                                                       ------     ------    ------
        Cash used in financing activities. . . . . . . . . . . . . . . . . . . .       (1,232)    (1,139)   (1,227)
                                                                                       ------     ------    ------
CASH FLOWS - INVESTING ACTIVITIES
  Construction expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . .         (501)      (446)     (377)
  Allowance for equity funds used during construction (excluding
    amount for nuclear fuel) . . . . . . . . . . . . . . . . . . . . . . . . . .            5          3         1
  Nuclear fuel (excluding allowance for equity funds used
    during construction) . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (51)       (74)      (59)
  Other investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (33)        (9)      (46)
                                                                                       ------     ------    ------
        Cash used in investing activities. . . . . . . . . . . . . . . . . . . .         (580)      (526)     (481)
                                                                                       ------     ------    ------
NET CHANGE IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . . .           (7)        (1)      (10)


CASH AND CASH EQUIVALENTS - BEGINNING BALANCE  . . . . . . . . . . . . . . . . .           12         13        23
                                                                                       ------     ------    ------

CASH AND CASH EQUIVALENTS - ENDING BALANCE . . . . . . . . . . . . . . . . . . .       $    5     $   12    $   13
                                                                                       ======     ======    ======


See Notes to Consolidated Financial Statements.

                                                                TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                                                                           CONSOLIDATED BALANCE SHEETS

                                                                                     ASSETS


                                                                                                              December 31,
                                                                                                         ---------------------
                                                                                                         1998            1997
                                                                                                         ----            ----
                                                                                                          Millions of Dollars

ELECTRIC PLANT
  In service:
   Production . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $15,469      $15,370
   Transmission . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,621        1,669
   Distribution . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,046        4,745
   General. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          447          436
                                                                                                         -------      -------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,583       22,220
   Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,789        6,120
                                                                                                         -------      -------
      Electric plant in service, less accumulated depreciation. . . . . . . . . . . . . . . . . . .       15,794       16,100
   Construction work in progress. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          226          190
   Nuclear fuel (net of accumulated amortization: 1998 - $549, 1997 - $456) . . . . . . . . . . . .          201          242
   Held for future use. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           24           24
                                                                                                         -------      -------
Electric plant, less accumulated depreciation and amortization  . . . . . . . . . . . . . . . . . .       16,245       16,556
   Less reserve for regulatory disallowances. . . . . . . . . . . . . . . . . . . . . . . . . . . .          836          836
                                                                                                         -------      -------
        Net electric plant. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,409       15,720
                                                                                                         -------      -------


INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          588          534
                                                                                                         -------      -------

CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5           12
  Accounts receivable (net of allowance for uncollectible accounts: 1998 - $7; 1997 - $6) . . . . .          205          358
  Inventories - at average cost:
    Materials and supplies  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          181          181
    Fuel stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           84           82
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           73           49
  Prepayments and other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           36           33
                                                                                                         -------      -------
        Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          584          715
                                                                                                         -------      -------


DEFERRED DEBITS
  Unamortized regulatory assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,750        1,787
  Other deferred debits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           74           68
                                                                                                         -------      -------
        Total deferred debits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,824        1,855
                                                                                                         -------      -------


              Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $18,405      $18,824
                                                                                                         =======      =======

See Notes to Consolidated Financial Statements.

                                                                  TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                                                                             CONSOLIDATED BALANCE SHEETS

                                                                           CAPITALIZATION AND LIABILITIES


                                                                                                           December 31,
                                                                                                       -------------------
                                                                                                        1998         1997
                                                                                                        ----         ----
                                                                                                       Millions of Dollars
CAPITALIZATION
  Common stock without par value . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 3,729     $ 4,316
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,767       1,982
  Accumulated other comprehensive income (loss) - minimum pension liability adjustment . . . . .            (1)         -
                                                                                                       -------     -------
      Total common stock equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,495       6,298
  Preferred stock:
    Not subject to mandatory redemption  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           115         129
    Subject to mandatory redemption. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            21          21
  TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts
    holding solely junior subordinated debentures of TU Electric . . . . . . . . . . . . . . . .           823         875
  Long-term debt, less amounts due currently . . . . . . . . . . . . . . . . . . . . . . . . . .         5,208       5,476
                                                                                                       -------     -------
      Total capitalization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,662      12,799
                                                                                                       -------     -------



CURRENT LIABILITIES
  Notes payable - affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           163         183
  Long-term debt due currently . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           533         753
  Accounts payable:
    Affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           115         289
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           157         152
  Customers' deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            76          74
  Taxes accrued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           169         167
  Interest accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           133         141
  Over-recovered fuel revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            52          12
  Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           113         137
                                                                                                       -------     -------
      Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,511       1,908
                                                                                                       -------     -------


DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Accumulated deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,307       3,217
  Unamortized investment tax credits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           536         557
  Other deferred credits and noncurrent liabilities. . . . . . . . . . . . . . . . . . . . . . .           389         343
                                                                                                       -------     -------
      Total deferred credits and other noncurrent liabilities. . . . . . . . . . . . . . . . . .         4,232       4,117
                                                                                                       -------     -------


COMMITMENTS AND CONTINGENCIES (Note 14)



                                                                                                       -------     -------

      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $18,405     $18,824
                                                                                                       =======     =======

See Notes to Consolidated Financial Statements.

                                                      A-37

                                                                   TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                                                                     STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY


                                                                                      Year Ended December 31,
                                                                                   ----------------------------
                                                                                   1998        1997       1996
                                                                                   ----        ----       ----
                                                                                      Millions of Dollars

COMMON STOCK without par value- authorized shares - 180,000,000:
  Balance at beginning of year . . . . . . . . . . . . . . . . . . . . . . . .     $4,316     $4,732     $4,732
    Common stock repurchased and retired  (1998 - 19,270,300 shares,
      1997 - 13,869,000 shares). . . . . . . . . . . . . . . . . . . . . . . .       (578)      (416)        -
    Long-term incentive plan trust . . . . . . . . . . . . . . . . . . . . . .         (9)        -          -
                                                                                   ------     ------     ------
  Balance at end of year (1998 - 123,660,700 shares;
    1997 - 142,931,000 shares;  and 1996 - 156,800,000 shares) . . . . . . . .      3,729      4,316      4,732
                                                                                   ------     ------     ------

RETAINED EARNINGS:
  Balance at beginning of year . . . . . . . . . . . . . . . . . . . . . . . .      1,982      1,374      1,068
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        798        772        863
    Dividends declared on common stock . . . . . . . . . . . . . . . . . . . .         -        (137)      (503)
    Dividends declared on preferred stock. . . . . . . . . . . . . . . . . . .        (13)       (27)       (54)
                                                                                   ------     ------     ------
  Balance at end of year . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,767      1,982      1,374
                                                                                   ------     ------     ------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
  Balance at beginning of year . . . . . . . . . . . . . . . . . . . . . . . .         -          -          -
    Change during the year . . . . . . . . . . . . . . . . . . . . . . . . . .         (1)        -          -
                                                                                   ------     ------     ------
  Balance at end of year . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1)        -          -
                                                                                   ------     ------     ------

COMMON STOCK EQUITY  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $6,495     $6,298     $6,106
                                                                                   ======     ======     ======

See Notes to Consolidated Financial Statements.

                 TEXAS UTILITIES COMPANY AND SUBSIDIARIES
             TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS, MERGERS AND ACQUISITIONS

The Company

     Texas Utilities Company (TUC or the Company), a Texas corporation, is a holding company whose principal United States (US) operations are conducted through Texas Utilities Electric Company (TU Electric), ENSERCH Corporation (ENSERCH), and Texas Energy Industries, Inc. (TEI). Its principal international operations are conducted through TU International Holdings Limited (TU International Holdings), whose principal operating subsidiaries include Eastern Group plc (a subsidiary of TXU Eastern Holdings Limited) (Eastern Group) in the United Kingdom (UK) and Eastern Energy Limited (Eastern Energy) in Australia. Through its subsidiaries, the Company engages in the generation, purchase, transmission, distribution and sale of electricity; the gathering, processing, transmission and distribution of natural gas; energy marketing; and telecommunications, retail energy services, international gas operations, power development and other businesses primarily in the US, UK and Australia.

      In March 1998, the Company made an offer for all the ordinary shares of The Energy Group PLC (TEG). The Company's offer for TEG was declared unconditional on May 19, 1998, which was determined to be the date the Company acquired TEG. By the end of August 1998, the Company had acquired all of TEG's outstanding shares. The Company recorded its approximate 22% equity interest in the net income of TEG for the period March 1998 to May 19, 1998 and has accounted for TEG and Eastern Group as consolidated subsidiaries since May 19, 1998.

     Immediately prior to being acquired by the Company, TEG completed the sale of its US and Australian coal business and US energy marketing operations (Peabody Sale). The TEG businesses acquired by TUC, which exclude those representing the Peabody Sale, are referred to as "TEG Businesses Acquired". The total purchase consideration for the TEG Businesses Acquired was approximately $7.4 billion, including cash paid of $5.8 billion and non-cash consideration of $1.6 billion, which consists primarily of the value assigned to the 37,316,884 shares of TUC common stock issued to those holders of TEG shares who elected to receive shares of TUC common stock in exchange for their TEG shares. At the date of the acquisition, TEG had assets of $10.4 billion, including cash of $3.3 billion, and liabilities of $8.4 billion including a provision for unfavorable contracts and leases and $5.1 billion in debt. The process of determining the fair value of assets acquired and liabilities assumed of TEG has not been completed; however, the excess of the purchase consideration plus acquisition costs over a preliminary estimate of net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of $5.4 billion, which is being amortized over 40 years. This amount is subject to revision as additional information about the fair value of TEG's assets acquired, liabilities assumed and contingencies existing at the acquisition date becomes known. In particular, there is uncertainty over the valuation of the electricity distribution system including metering assets pending finalization of the current distribution price review and the intention that the metering business market becomes competitive in 2000. In addition, there is uncertainty over the final settlement price of the Peabody Sale and the outcome of certain proceedings concerning the pension scheme.

     On August 5, 1997, the merger transactions (Merger) involving the former Texas Utilities Company, now known as TEI, and ENSERCH were completed. The value assigned to the TUC shares issued and costs incurred in connection with the acquisition of ENSERCH aggregated $579 million. On November 21, 1997, the Company acquired Lufkin-Conroe Communications Co. (LCC). The value assigned to the TUC shares issued and costs incurred in connection with the acquisition of LCC aggregated $319 million. The acquisitions of ENSERCH and LCC were accounted for as purchase business combinations.

     The following summary of unaudited pro forma consolidated results of the Company's operations reflects the operations of the TEG Businesses Acquired, ENSERCH and LCC as though each acquisition had occurred at the beginning of each period presented. Expenses of the acquisitions incurred by the Company, the 22% equity in earnings of TEG and a one-time windfall tax imposed on TEG have been eliminated. Amounts are in millions of dollars, except per share amounts.


                                                            Year  Ended December 31,
                                               ---------------------------------------------------
                                                        1998                            1997
                                               -----------------------    ------------------------
                                               As Reported   Pro forma    As Reported   Pro forma
                                               -----------   ---------    -----------   ----------
 Revenues. . . . . . . . . . . . . . . . . .      $14,736     $17,319       $7,946       $14,794
 Operating income. . . . . . . . . . . . . .        2,463       2,781        1,906         2,719
 Net income. . . . . . . . . . . . . . . . .          740         884          660           842
 Average shares outstanding (millions) . . .          265         282          231           286
 Earnings per share of common stock
     Basic . . . . . . . . . . . . . . . . .        $2.79       $3.13        $2.86         $2.95
     Diluted . . . . . . . . . . . . . . . .        $2.79       $3.13        $2.85         $2.94


     The above pro forma results are based on the most current estimate of the fair value of assets acquired, liabilities assumed and contingencies existing as of the acquisition dates of the TEG Businesses Acquired for the 1998 period and ENSERCH and LCC for the 1997 period. These results are not necessarily indicative of what the actual results would have been had the acquisitions occurred at the beginning of these periods. Further, the pro forma results are not intended to be a projection of the future results of the combined companies.

     On February 24, 1999, TU Australia acquired from the Government of Victoria, Australia the gas retail business of Kinetik Energy, which has approximately 400,000 gas customers, and the gas distribution operations of Westar, which are of similar size. The purchase price was $1.0 billion for Westar/Kinetik Energy assets.

2.     SIGNIFICANT ACCOUNTING POLICIES

The Company and TU Electric

     Consolidation -- The consolidated financial statements include the accounts of the Company and all of its majority owned subsidiaries. The consolidated financial statements of TU Electric include all of its business trusts.

     All significant intercompany items and transactions have been eliminated in consolidation. Investments in significant unconsolidated affiliates are accounted for by the equity method. Certain previously reported amounts have been reclassified to conform to current classifications.

     All dollar amounts in the financial statements and notes to consolidated financial statements, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

     Use of Estimates -- The preparation of the consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the periods. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates during the current year.

     System of Accounts -- The accounting records of TU Electric are maintained in accordance with the Federal Energy Regulatory Commission's
(FERC) Uniform System of Accounts as adopted by the Public Utility Commission of Texas (PUC). Lone Star Gas Company (Lone Star Gas) and Lone Star Pipeline Company (Lone Star Pipeline), divisions of ENSERCH, are subject to the accounting requirements prescribed by the National Association of Regulatory Utility Commissioners (NARUC). Eastern Group separately prepares regulatory accounts under accounting requirements specified by the Office of Electricity Regulation (OFFER).

     Property, Plant and Equipment -- US electric and gas utility plant is stated at original cost less certain regulatory disallowances. The cost of property additions to US electric and gas utility plant includes labor and materials, applicable overhead and payroll-related costs and an allowance for funds used during construction (AFUDC). Other property, including non-US property, is stated at cost.

      Allowance For Funds Used During Construction -- AFUDC is a cost accounting procedure whereby amounts based upon interest charges on borrowed funds and a return on equity capital used to finance construction are added to US utility plant.

     TU Electric and other regulated US subsidiaries capitalize AFUDC on expenditures for ongoing construction work in progress and nuclear fuel in process not otherwise allowed in rate base by regulatory authorities. For 1998, 1997 and 1996, TU Electric used rates of 8.0%, 7.9% and 7.4%, respectively.

     Depreciation of Property, Plant and Equipment -- Depreciation of the Company's US electric and gas utility plant is generally based upon an amortization of the original cost of depreciable properties (net of regulatory disallowances) on a straight-line basis over the estimated service lives of the properties. Depreciation also includes an amount for decommissioning costs for TU Electric's nuclear powered electric generating station (Comanche
Peak) which is being accrued over the lives of the units. Depreciation of all other plant and equipment generally is determined by the straight-line method over the estimated useful life of the asset. Consolidated depreciation as a percent of average depreciable property for the Company approximated 3.0% for 1998, 2.6% for 1997 and 2.7% for 1996. The fair value of the acquired UK power stations under capital lease is amortized to expense ratably over the remaining estimated economic life of the power stations which extend to 2018. The UK government is entitled to claim a portion of any gain realized by Eastern Group on certain subsidiary property disposals made up to March 31, 2000. Provisions for such claims are made to the extent that such liabilities are probable, including when an actual or deemed disposal occurs. The successful efforts method is used to account for UK natural gas fields. Depletion is charged on a unit-of-production basis.

     Amortization of Goodwill -- Goodwill represents the excess of the purchase price paid over the estimated fair value of the net assets acquired and liabilities assumed for each company acquired and is being amortized over 40 years. The process of determining the fair value of assets acquired, liabilities assumed and contingencies existing at the acquisition date of ENSERCH and LCC was completed in 1998 and resulted in an overall increase in goodwill of approximately $60 million over the preliminary allocations primarily due to refinement of estimates of preacquisition contingencies.

     Amortization of Nuclear Fuel and Refueling Outage Costs -- The amortization of nuclear fuel in the reactors (net of regulatory disallowances) is calculated on the units-of-production method and is included in nuclear fuel expense. TU Electric accrues a provision for costs anticipated to be incurred during the next scheduled refueling outage for Comanche Peak.

     Foreign Currency Translation -- The assets and liabilities of non-US operations denominated in local currencies are translated at rates in effect at year end. Revenues and expenses are translated at average rates for the applicable periods. Generally, local currencies are considered to be the functional currency, and adjustments resulting from such translation are included in other comprehensive income, a separate component of common stock equity.

     Derivative Instruments -- The Company and its subsidiaries do not enter into or trade derivative financial instruments for speculative purposes, other than for trading purposes in US energy marketing activities. The Company enters into interest rate swaps to reduce exposure to interest rate fluctuations. Amounts paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the agreements as adjustments to interest expense. Swaps, options and forward contracts are used to hedge foreign currency exposure in the Company's UK and Australian operations. The Company also enters into derivative contracts or other contractual agreements in connection with the wholesale purchases of electric energy by Eastern Group in the UK and Eastern Energy in Australia and defers the impact of changes in the market value of the derivative instruments, which serve as hedges, until the related transaction is completed. (See Note 10.) Eastern Group evaluates its net open energy trading position, including derivative financial instruments entered into as a part of energy trading activities, and provides for any anticipated future losses.

     Energy Marketing Activities --The Company, through its energy marketing subsidiary, Enserch Energy Services, Inc. (EES), enters into a variety of transactions in the US, including forward contracts involving physical delivery of natural gas or electrical power commodities, as well as swaps, futures, options and other derivative contractual arrangements. As part of these business activities, EES offers price risk management services to the energy sector. These transactions are primarily conducted with retail end users, established energy companies and major financial institutions. EES uses the mark-to-market method of valuing and accounting for these activities. Under this method, the current market value of EES' energy portfolio, net of future servicing costs, is reflected within the Company's consolidated balance sheets as "Energy Marketing Risk Management Assets" or "Energy Marketing Risk Management Liabilities". Resulting unrealized gains and losses are reflected in the Company's consolidated statements of income. The actual timing of cash receipts and payments, however, may vary as contracts may be settled at intervals other than their scheduled maturities. (See Note 10.)

     Revenues -- Electric and gas sales revenues are recognized when services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value of electricity and gas provided from the meter reading date to the end of the period. US electric and gas revenues include billings under approved rates and adjustments under various mechanisms to recover or refund the cost of fuel and purchased power costs that are above or below the level included in base rates. (See Note 13 for a discussion of Regulations and Rates.)

     Income Taxes --The Company and its US subsidiaries file a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based upon their respective taxable income or loss. Investment tax credits are normally amortized to income over the estimated service lives of the properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities. Certain provisions of Statement of Financial Accounting Standards (SFAS) No. 109 provide that regulated enterprises are permitted to recognize such adjustments as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates.

     Income Taxes on Undistributed Earnings of Foreign Subsidiaries -- The Company intends to reinvest the earnings of its foreign subsidiaries into those businesses. Accordingly, no provision has been made for taxes which would be payable if such earnings were to be repatriated.

     Earnings Per Share -- Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during
the year.   Diluted earnings per share include the effect of potential common shares resulting from the assumed conversion of the convertible subordinated debentures of ENSERCH for the period outstanding and the exercise of all outstanding stock options. For the year ended December 31, 1998 and for the period from the date of the Merger to December 31, 1997, 677,269 and 999,492 shares, respectively, were added to the average shares outstanding and $.9 million and $1.5 million, respectively, of after-tax interest expense was added to earnings applicable to common stock for the purpose of calculating diluted earnings per share.

     Consolidated Cash Flows -- For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

     The schedule below details the Company's and TU Electric's cash payments and non-cash investing and financing activities:


                                                                        Year Ended December 31,
                                                                  -----------------------------------
                                                                   1998           1997          1996
                                                                  ------        -------        ------
The Company
CASH PAYMENTS
      Interest (net of amounts capitalized) . . . . . . . . . .   $ 1,206       $   700        $   790
      Income taxes. . . . . . . . . . . . . . . . . . . . . . .       357           175            247
NON-CASH INVESTING AND FINANCING ACTIVITIES
      Acquisition of TEG (1998), ENSERCH and LCC (1997):
           Fair value of assets acquired. . . . . . . . . . . .   $10,414       $ 2,033        $     -
           Goodwill . . . . . . . . . . . . . . . . . . . . . .     5,412         1,005              -
           Common stock issued, net of capitalized expenses . .    (1,449)         (892)            10
           Loan notes payable . . . . . . . . . . . . . . . . .      (141)            -              -
           Liabilities assumed. . . . . . . . . . . . . . . . .    (8,437)       (2,125)             -
                                                                  -------       -------        -------
                Cash used . . . . . . . . . . . . . . . . . . .     5,799            21             10
           Cash acquired. . . . . . . . . . . . . . . . . . . .    (3,265)          (26)             -
                                                                  -------       -------        -------
                Net cash used (provided). . . . . . . . . . . .   $ 2,534       $    (5)       $    10
                                                                  =======       =======        =======

TU Electric

CASH PAYMENTS
      Interest (net of amounts capitalized) . . . . . . . . . .   $   508       $   537        $   591
      Income taxes. . . . . . . . . . . . . . . . . . . . . . .       374           232            303


     Regulatory Assets and Liabilities -- SFAS 71 applies to utilities which have cost-based rates established by a regulator and charged to and collected from customers. The Company's US regulated subsidiaries defer the recognition of certain costs (regulatory assets) and certain obligations (regulatory liabilities) that, as a result of the rate making process, have probable
corresponding increases or decreases in future revenues.   These regulatory
assets and liabilities are being amortized over various periods of 5 to 40 years and are currently included in rates, or are expected to be included in future rates.

     Significant net regulatory assets are as follows:

                                                         The Company              TU Electric
                                                         December 31,             December 31,
                                                      -----------------        -----------------
                                                       1998       1997          1998       1997
                                                      ------     ------        ------     ------
 Securities reacquisition costs . . . . . . . . . .   $  434     $  398        $  432    $   397
 Rate case costs. . . . . . . . . . . . . . . . . .       54         57            54         57
 Litigation and settlement costs. . . . . . . . . .       73         73            73         73
 Voluntary retirement/severance program . . . . . .      105        128            90        108
 Recoverable deferred income taxes - net. . . . . .    1,204      1,249         1,209      1,255
 Other regulatory assets (liabilities). . . . . . .        8         34           (35)       (30)
 Reserve for regulatory disallowances . . . . . . .      (73)       (73)          (73)       (73)
                                                      ------     ------        ------     ------
    Unamortized regulatory assets . . . . . . . . .    1,805      1,866         1,750      1,787
 Unamortized investment tax credits . . . . . . . .     (548)      (571)         (536)      (557)
                                                      ------     ------        ------     ------
     Unamortized regulatory assets - net. . . . . .   $1,257     $1,295        $1,214     $1,230
                                                      ======     ======        ======     ======


     TN#34 Future significant changes in regulation or competition could affect the US regulated subsidiaries' ability to meet the criteria for continued application of SFAS 71 and may affect their ability to recover these regulatory assets from, or refund these regulatory liabilities to, customers. If the affected subsidiaries were to discontinue the application of SFAS 71, they would be required to assess the recoverability of US plant and regulatory assets. The Company and TU Electric cannot predict the ultimate outcome of the ongoing efforts that are taking place to restructure the electric utility industry or whether the outcome of such efforts will have a material effect on its financial position, results of operations or cash flows.

TU Electric

     Affiliates -- The Company provides common stock capital and a part of short-term financing requirements to TU Electric and other subsidiaries. The Company has other subsidiaries which perform specialized services for TU Electric and other subsidiaries; Texas Utilities Services Inc. (TU Services) which provides financial, accounting, information technology, environmental, customer, procurement, personnel, shareholder and other administrative services at cost; Texas Utilities Fuel Company (Fuel Company), which owns a natural gas pipeline system, acquires, stores and delivers fuel gas and provides other fuel services at cost for the generation of electric energy by TU Electric; and Texas Utilities Mining Company (Mining Company), which owns, leases and operates fuel production facilities for the surface mining and recovery of lignite at cost for use at TU Electric's generating stations. TU Electric provides services such as energy sales, wheeling and scheduling to Southwestern Electric Service Company (SESCO), an electric utility subsidiary of the Company operating in the eastern and central part of Texas.

     TU Electric has entered into agreements with Fuel Company for the procurement of certain fuels and related services and with Mining Company for the procurement and production of lignite. Payments are at cost for the services received and are required by the agreements to be "at least equivalent in the aggregate to the annual charge to income on the books" of Fuel Company and of Mining Company. TU Electric is, in effect, obligated for the principal, $325 million at December 31, 1998, and interest on long-term notes of Mining Company through payments described above. Such notes mature at various dates through 2005 and have interest rates ranging from 6.5% to 7.0%.

     The schedule below details TU Electric's significant billings to and from affiliates for services rendered and interest on short-term financings:


                                            Year Ended December 31,
                                          --------------------------
                                            1998      1997      1996
                                          ------     -----      ----
Billings from:
   TU Services. . . . . . . . . . . . .   $  248      $271      $264
   Fuel Company . . . . . . . . . . . .    1,019       996       922
   Mining Company . . . . . . . . . . .      360       355       369
Billings to:
   SESCO. . . . . . . . . . . . . . . .   $   23      $ 35      $ 29
   Fuel Company . . . . . . . . . . . .        -         1         2
   ENSERCH. . . . . . . . . . . . . . .      107         -         -


3.     SHORT-TERM FINANCING

The Company
     The Company had outstanding short-term borrowings of $2,951 million consisting of commercial paper of $2,055 million and bank borrowings of $896 million at December 31, 1998. The weighted average interest rates on such borrowings was 6.46% at December 31, 1998. During the years 1998, 1997 and 1996, the Company's average amounts outstanding for short-term borrowings, including amounts classified as long-term, were $3,131 million, $1,222 million and $594 million, respectively. Weighted average interest rates for short-term borrowings during such periods were 5.84%, 5.86%, and 5.94%, respectively.

     At December 31, 1998, TUC, TU Electric and ENSERCH had $3,500 million of joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. The US Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $2,100 million outstanding at any one time at variable interest rates and terminates February 25, 2000. Of this, $800 million can be used for working capital and other general corporate purposes. Facility B provides for borrowings aggregating up to $1,400 million outstanding at any one time at variable interest rates and terminates March 2, 2003. Borrowings under this facility can be used for working capital and other general corporate purposes. The combined borrowings of TUC, TU Electric and ENSERCH under both facilities, excluding amounts restricted to finance the acquisition of TEG, are limited to an aggregate of $2,200 million outstanding at any one time. TU Electric's and ENSERCH's borrowings under both facilities are limited to an aggregate of $1,250 million and $650 million outstanding at any one time, respectively. The facilities primarily support commercial paper borrowings.

     In addition, a separate Eastern Electricity Revolving Credit Facility provides for short term borrowings for general corporate purposes of up to 250 million pounds ($414 million) outstanding at any one time and terminates March 2, 2003. Under this facility, 180 million pounds ($298 million) was outstanding at year-end 1998.

     The Company intends to refinance $874 million of its current short-term borrowings beyond one-year of December 31, 1998; such amount has been reclassified as long-term debt.

     In addition, certain non-US subsidiaries have revolving credit agreements (denominated in both foreign currencies and US dollars) aggregating approximately $106 million, of which $83 million was outstanding at December 31, 1998. These revolving credit agreements expire at various dates through 2001.

TU Electric

     TU Electric had no borrowings from banks in 1998, 1997 or 1996 and no commercial paper outstanding in 1998. TU Electric's average commercial paper outstanding was $37 million and $254 million, for 1997 and 1996, respectively. During such periods, weighted average interest rates to holders of commercial paper were 5.61% and 5.53%, respectively. Average borrowings outstanding from other affiliates were $206 million, $158 million and $10 million during 1998, 1997, and 1996, respectively, and the respective weighted average interest rates for such borrowings were 5.84%, 5.88% and 5.91%.

4.  COMMON STOCK

The Company
     The Company has a Direct Stock Purchase and Dividend Reinvestment Plan
(DRIP), an Employees' Thrift Plan of the Texas Utilities Company System (Thrift Plan) and an Employee Stock Purchase and Savings Plan of ENSERCH (EN$AVE). During the last three years, most of the requirements under the DRIP, Thrift Plan and EN$AVE plans have been met through open market purchases of the Company's common stock. In 1998, approximately $8 million in common stock of the Company was issued to the plans.

     At December 31, 1998, the Thrift Plan had an initial obligation of $250 million outstanding in the form of a note, which the Company purchased from the original third-party lender and recorded as a reduction to common equity. At December 31, 1998, the Thrift Plan trustee held 5,141,529 shares of common stock (LESOP Shares) of the Company under the leveraged employee stock ownership provision of the Thrift Plan. LESOP Shares are held by the trustee until allocated to Thrift Plan participants when required to meet the Company's obligations under terms of the Thrift Plan. The Thrift Plan uses dividends on the LESOP Shares held and contributions from the Company, if required, to repay interest and principal on the note. Common stock equity increases at such time as LESOP Shares are allocated to participants' accounts although shares of common stock outstanding include unallocated LESOP Shares held by the trustee. Allocations to participants' accounts in each of the years 1998, 1997 and 1996 increased common stock equity by $8 million each year.

    The Long-Term Incentive Compensation Plan is a comprehensive, stock-based incentive compensation plan, providing for discretionary awards (Awards) of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, bonus stock and other stock-based awards. The maximum number of shares of common stock for which Awards may be granted under the plan is 2,500,000. During 1998 and 1997, the Board of Directors authorized the award of 68,000 and 61,000 shares, respectively, of restricted common stock, which were issued subject to performance and vesting requirements over a three to five year period. No stock options were granted.

     Effective with the Merger, under terms specified in the Merger agreement, outstanding options for ENSERCH common stock were exchanged for options for 532,913 shares of the Company's common stock exercisable at prices ranging from $7.03 to $37.71 per share, and ENSERCH was precluded from awarding further options. The estimated fair value of these options of $3.2 million was accounted for as a part of the cost of the acquisition. At December 31, 1998, 260,151 of these options remained outstanding and exercisable.

     At December 31, 1998, 25,225,357 shares of the authorized but unissued common stock of the Company were reserved for issuance and sale pursuant to the above plans, for equity-linked securities and for other purposes.

     In November 1997, the Company's Board of Directors increased the common stock repurchase limit to $350 million of which $227 million had been used as of December 31, 1998 to purchase and retire a total of 5,819,251 shares of the Company's issued and outstanding common stock during the three years then ended. The cost of the repurchased shares, to the extent it exceeded the estimated amount received upon their original issuance, has been charged to retained earnings.

     The Company has 50 million authorized shares of serial preference stock having a par value of $25 per share, none of which has been issued.

     Shareholders Rights Plan -- On February 19, 1999, the Board of Directors adopted a shareholder rights plan pursuant to which shareholders were granted rights to purchase one one-hundreth of a share of Series A Preference Stock (Rights) for each share of the Company's common stock held.

     In the event that any person acquires more than 15% of the Company's outstanding Common Stock, the Right becomes exercisable, entitling each holder (other than the acquiring person or group) to purchase that number of shares of securities or other property of the Company having a market value equal to two times the exercise price of the Right. If the Company were acquired in a merger or other business combination, each Right would entitle its holder to purchase a number of the acquiring company's common shares having a market value of two times the exercise price of the Right. In either case, the Company's Board of Directors may choose to redeem the Rights before they become exercisable.

     The Company's Board declared a dividend of one Right for each outstanding share of Common Stock. Rights were distributed to shareholders of record on March 1, 1999.

TU Electric

     During the years ended December 31, 1998 and 1997, TU Electric purchased and retired a total of 19,270,300 and 13,869,000 shares of its issued and outstanding common stock at a total cost of approximately $587 million and $416 million, respectively. TU Electric had no common stock transactions in 1996. In February 1999, TU Electric purchased 4,946,500 shares of its issued and outstanding common stock at a total cost of approximately $148 million.

     No shares of TU Electric's common stock are held by or for its own account, nor are any shares of such capital stock reserved for its officers and employees or for options, warrants, conversions and other rights in connection therewith.

5. LONG-TERM DEBT, less amounts due currently


                                                                              The Company                   TU Electric
                                                                              December 31,                  December 31,
                                                                          ---------------------          --------------------
                                                                            1998          1997             1998         1997
                                                                          -------       -------          -------      -------
First mortgage bonds (6 1/4% to 10.44% due 1999 to 2025). . . . . . . .   $ 2,276       $ 2,867          $ 2,276      $ 2,867
Pollution control series:
    Brazos River Authority:
        Fixed rate (4.15% to 8 1/4% due 2019 to 2033) . . . . . . . . .       902           641              902          641
        Taxable series (5.27% to 5.28% due 2021 to 2023) (a). . . . . .       116           141              116          141
        Variable rate (3.10% to 5.30% due 2022 to 2032) (b)(c). . . . .       400           637              400          637
    Sabine River Authority of Texas:
        Fixed rate (5.55% to 8 1/4% due 2020 to 2022) . . . . . . . . .       199           199              199          199
        Variable rate (4.00% to 5.30% due 2022  to 2030) (c). . . . . .       182           182              182          182
    Trinity River Authority of Texas-
        Flexible rate (4.10% to 5.38% due 2022 to 2032) (c) . . . . . .        51            51               51           51
    Secured medium-term notes . . . . . . . . . . . . . . . . . . . . .       315           345              315          345
Debt assumed for purchase of utility plant (d). . . . . . . . . . . . .       151           154              151          154
TU Electric Floating Rate Debentures due 2000 (e) . . . . . . . . . . .       350             -              350            -
TU Electric 7.17% Senior Debentures due 2007. . . . . . . . . . . . . .       300           300              300          300
Eastern Group:
    Bonds (7.375% to 8.75% due 2004 to 2027) (f). . . . . . . . . . . .     1,872             -                -            -
    Rent factoring agreement. . . . . . . . . . . . . . . . . . . . . .       708             -                -            -
    Capital leases (See note 14). . . . . . . . . . . . . . . . . . . .       871             -                -            -
    Other long-term debt. . . . . . . . . . . . . . . . . . . . . . . .       726             -                -            -
Senior notes:
    TUC (5.248% to 6.375% due through 2008) . . . . . . . . . . . . . .       625           300                -            -
    Various subsidiaries (6.5% to 10.5% due 2003 to 2016) . . . . . . .     1,248         1,436                -            -
ENSERCH Remarketed Reset Notes due 2008 (g) . . . . . . . . . . . . . .       125             -                -            -
6.375% Convertible subordinated debentures due 2002 . . . . . . . . . .         -            91                -            -
TUC - Equity-linked securities (6.37% to 6.50% due 2003 and 2004) . . .       700             -                -
TUC - 5.94% mandatory putable/remarketable securities . . . . . . . . .       375             -                -            -
Credit facilities:
    Eastern Energy (h). . . . . . . . . . . . . . . . . . . . . . . . .       448           427                -            -
    Eastern Group . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,324             -                -            -
    TUC . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       816           990                -            -
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        82            34                -            -
Unamortized premium and discount and fair value adjustments . . . . . .       (29)          (36)             (34)         (41)
                                                                          -------       -------          -------      -------
            Total long-term debt, less amounts due currently. . . . . .   $15,133       $ 8,759          $ 5,208      $ 5,476
                                                                          =======       =======          =======      =======

(a) Interest rates in effect at December 31, 1998 are presented. Taxable pollution control series are in a flexible rate mode. Series 1991D bonds due 2021 were remarketed on June 1, 1995 for rate periods up to 180 days and are secured by an irrevocable letter of credit with maturities in excess of one year. Series 1993 bonds due 2023 will be remarketed for periods of less than 270 days and are secured by an irrevocable letter of credit with maturities in excess of one year.
(b) Interest rates in effect at December 31, 1998 are presented. These series are in a flexible mode with varying interest rates and, while in such mode, will be remarketed for periods of less than 270 days and are secured by an irrevocable letter of credit with maturities in excess of one year.
(c) Interest rates in effect at December 31, 1998 are presented. These series are in a daily or multiannual mode with varying interest rates and are supported by either municipal bond insurance policies and standby bond purchase agreements or are secured by irrevocable letters of credit with maturities in excess of one year.
(d) In 1990, TU Electric purchased the ownership interest in Comanche Peak of Tex-La Electric Cooperative of Texas, Inc. (Tex-La) and assumed debt of Tex-La payable over approximately 32 years. The assumption is secured by a mortgage on the acquired interest. The Company has guaranteed these payments.
(e) Interest will be set quarterly based on three-month LIBOR plus a margin. The rate at December 31, 1998 was 5.47%.
(f) Eastern Group has an interest swap that converts 100 million pounds ($165.4 million) of the 8.375% bonds due 2004 to a floating rate, which was 5.42% at December 31, 1998.
(g) In July 1998, the interest rate was reset to a fixed rate of 6.56% payable until July 1, 2005.
(h) Also includes Eastern Energy's $296 million Multi Option Credit Facility due 2001 with a floating interest rate of 5.42% on December 31, 1998 and Eastern Energy's $124 million reclassified short-term debt (all of which is included under interest rate swap agreements with notional principal amounts of $577 million expiring at various dates through 2006 with fixed interest rates ranging from 5.765 to 8.45% per annum and forward contracts with notional principal amounts of $58 million maturing in early 1999 with an average rate of 4.99%).

The Company

     At December 31, 1998, TXU Eastern Holdings Limited (TXU Eastern), formerly TU Finance (No. 1) Limited, TU Finance (No. 2) Limited, TU Acquisitions and Eastern Group, had a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit Agreement). Originally, the Sterling Credit Agreement provided for borrowings of up to 3,375 million pounds and was comprised of three facilities: the Acquisition, Interim, and Revolving Credit facilities. During 1998, the Interim facility was repaid and has been cancelled. The aggregate borrowing limit of the remaining facilities, which mature March 2, 2003, has been reduced to 1,275 million pounds ($2,109 million) at December 31, 1998. At December 31, 1998, the Acquisition facility had a balance of
750 million pounds ($1,241 million) outstanding, and no additional borrowings are permitted. The Revolving Credit facility had a balance of 51 million pounds ($84 million) outstanding at December 31, 1998.

     As of December 31, 1998, TXU Eastern had entered into various interest rate swaps as required by the Sterling Credit Agreements. The aggregate notional amount of the interest rate swaps entered into was 800 million pounds ($1,324 million). The swaps have an average maturity of six years and an average fixed rate of 6.58%.

     The Company recorded the liabilities of TEG upon acquisition, including an agreement with commercial banks whereby future intra-group rental payments receivable were assigned to the banks in return for a capital sum of 1,097 million pounds. These obligations are disclosed net of deferred finance charges. A portion of the proceeds have been deposited as collateral for obligations in respect of the funding of capital leases of certain power stations. (See Note 14.)

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

     Each income equity-linked security initially consists of a unit comprised of (i) a purchase contract (Purchase Contract) under which the holder will purchase from the Company by not later than August 16, 2001 (first settlement date) for $25 cash a specified number of shares of the Company's common stock (based on a formula using the market price of the Company's common stock) and will purchase from the Company by not later than August 16, 2002 (second settlement date) for $25 cash a specified number of shares of the Company's common stock (based on a formula using the market price of the Company's common stock), (ii) until the first settlement date, a Series D Note having a principal amount of $25, and (iii) until the second settlement date, a Series E Note having a principal amount of $25. Initially, $317.5 million aggregate principal amount of Series D Notes and $317.5 million aggregate principal amount of Series E Notes were issued to be held as a component of the equity-linked securities. The holder of an income equity-linked security is entitled to receive from the Company quarterly payments, in arrears, at 9.25% per annum of the stated amount of such security ($50) prior to the first settlement date and 9.25% per annum of the remaining stated amount ($25) from that date to the second settlement date, consisting of contract adjustment payments of 2.815% per annum of the stated amount and interest on the Series D Note and the Series E Note through the first settlement date and 2.75% per annum of the remaining stated amount and interest on the Series E Note through the second settlement date.

     Each growth equity-linked security initially consists of a unit comprised of (i) a Purchase Contract, (ii) until the first settlement date, beneficial ownership interest in a 1/40th undivided interest in a 3-year Treasury security having a principal amount at maturity equal to $1,000, and (iii) until the second settlement date, a 1/40th undivided interest in a 4-year Treasury security having a principal amount at maturity equal to $1,000. The holder of a growth equity-linked security will receive from the Company, quarterly in arrears, contract adjustment payments of 3.315% per annum of the stated amount of such security ($50) to the first settlement date and 3.25% per annum of the remaining stated amount ($25) from the first to the second settlement date.

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

     In October 1998, the Company issued $375 million aggregate principal amount of 5.94% Mandatory Putable/Remarketable Securities. On October 15, 2001, the notes will be subject to mandatory tender to a remarketing dealer, if the remarketing dealer chooses to remarket the notes. If the remarketing dealer does not purchase the notes, they must be repurchased by the Company. If the remarketing dealer chooses to remarket, the Company may elect to have the notes remarketed on October 15, 2001, for an interim period of up to 26 weeks at an interest rate to be reset weekly. On October 15, 2001 or, if applicable, at the end of the interim period, the notes will be remarketed at a reset interest rate to maturity or repurchased by the Company. The notes are scheduled to mature on October 15, 2011, but that maturity date will be extended by the length of any interim period.

     Also in October 1998, the Company issued $125 million aggregate principal amount of its Floating Rate Senior Notes due April 20, 2000. Interest on the notes will be set quarterly based on LIBOR for three month deposits plus a margin. In October 1998, the interest rate on the Floating Rate Senior Notes was effectively fixed through an interest rate swap at a rate of 5.248% through maturity.

     Sinking fund and maturity requirements for the years 1999 through 2003 under long-term debt instruments in effect at December 31, 1998, were as follows:



  Year                            The Company   TU Electric
  ----                            -----------   -----------
  1999 . . . . . . . . . . . . .    $1,194           $536
  2000 . . . . . . . . . . . . .     2,186            159
  2001 . . . . . . . . . . . . .     1,519            226
  2002 . . . . . . . . . . . . .       562            374
  2003 . . . . . . . . . . . . .     2,266              4


     TU Electric's first mortgage bonds are secured by a mortgage and deed of trust with a major financial institution. Electric plant of TU Electric is generally subject to the lien of its mortgage.

6.  DIVIDEND RESTRICTIONS OF TU ELECTRIC AND OTHER SUBSIDIARIES OF THE
      COMPANY

     The articles of incorporation and/or the mortgage, as supplemented, and certain other debt instruments of TU Electric contain provisions which, under certain conditions, restrict distributions on or acquisitions of common stock. At December 31, 1998, $13 million of retained earnings of TU Electric, were thus restricted as a result of such provisions. Certain debt instruments of Eastern Group contain provisions that, under certain conditions, may restrict distributions on or acquisitions of common stock. At December 31, 1998, none of Eastern Group's retained earnings was restricted as a result of such provisions.

7.CHANGES IN ACCOUNTING STANDARDS

     SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for fiscal years beginning after June 15, 1999. This standard requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at their fair values and that accounting for the changes in their fair values is dependent upon the intended use of the derivatives and their resulting designations. The new standard will supersede or amend existing standards that deal with hedge accounting and derivatives. The Company and TU Electric have not yet determined the effect adopting this standard will have on their financial statements.

8.     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and related estimated fair values of the Company's and TU Electric's significant financial instruments at December 31, 1998 and 1997, are as follows:


                                                                            December 31, 1998               December 31, 1997
                                                                          ----------------------           -------------------
                                                                           Carrying      Fair              Carrying      Fair
                                                                            Amount       Value              Amount      Value
                                                                          --------      --------           -------     -------
The Company
On balance sheet assets (liabilities):
   Long-term debt (including current maturities)* . . . . . . . . . . . . $(15,332)     $(15,926)          $(9,531)    $(9,932)
   Company or subsidiary obligated, mandatorily redeemable,
      preferred securities of Company or subsidiary trusts each
      holding solely junior subordinated debentures of the Company
      or related subsidiary . . . . . . . . . . . . . . . . . . . . . . .   (1,193)       (1,236)             (875)       (913)
   Preferred stock of subsidiary subject to mandatory
       redemption . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (21)          (21)              (21)        (22)
   Other investments. . . . . . . . . . . . . . . . . . . . . . . . . . .    2,581         2,597               242         249
   LESOP note receivable. . . . . . . . . . . . . . . . . . . . . . . . .      250           302               250         281

Off-balance sheet assets (liabilities):
   Financial guarantees . . . . . . . . . . . . . . . . . . . . . . . . .        -          (432)                -        (149)
   Interest rate swaps. . . . . . . . . . . . . . . . . . . . . . . . . .        -           (86)                -         (50)
   Currency swaps and forwards. . . . . . . . . . . . . . . . . . . . . .        -            (4)                -          76
   Gas swaps. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -            (3)                -           -
   CfDs and EFAs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -           101                 -           -

TU Electric
On balance sheet assets (liabilities):
   Long-term debt (including current maturities). . . . . . . . . . . . . $ (5,741)     $ (6,045)          $(6,229)    $(6,574)
   TU Electric obligated, mandatorily redeemable, preferred
      securities of subsidiary trusts holding solely junior
      subordinated debentures of TU Electric. . . . . . . . . . . . . . .     (823)         (862)             (875)       (913)
   Preferred stock subject to mandatory redemption. . . . . . . . . . . .      (21)          (21)              (21)        (22)
   Other investments. . . . . . . . . . . . . . . . . . . . . . . . . . .      588           599               205         209

Off balance sheet assets (liabilities):
   Financial guarantees . . . . . . . . . . . . . . . . . . . . . . . .          -           (96)                -        (103)
   Interest rate swap . . . . . . . . . . . . . . . . . . . . . . . . .          -            (4)                -          (1)

*Excludes capital leases.

     The fair values of long-term debt and preferred stock subject to mandatory redemption are estimated at the lesser of either the call price or the market value as determined by quoted market prices, where available, or, where not available, at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risk. The fair values of trust securities and preferred stock of subsidiaries are based on quoted market prices. The carrying amounts for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments.

     Other investments include deposits in an external trust fund for nuclear decommissioning of Comanche Peak and restricted cash held as collateral for certain leases. The trust fund is invested primarily in fixed income debt and equity securities, which are considered as available-for-sale. Any unrealized gains or losses are treated as regulatory assets or regulatory liabilities, respectively.

     Common stock - net has been reduced by the note receivable from the trustee of the leveraged employee stock ownership provision of the Thrift Plan. The fair value of such note is estimated at the lesser of the Company's call price or the present value of future cash flows discounted at rates consistent with comparable maturities adjusted for credit risk.

     The fair value of the financial guarantees is based on the present value of the instruments' approximate cash flows discounted at the year-end risk free rate for issues of comparable maturities adjusted for credit risk.

     Fair values for off-balance sheet instruments (interest rate and currency swaps) are based either on quotes or the cost to terminate the agreements.

     The fair values of other financial instruments for which carrying amounts and fair values have not been presented are not materially different than their related carrying amounts.

9. COMPANY OR SUBSIDIARY OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF COMPANY OR SUBSIDIARY TRUSTS, EACH HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY OR RELATED SUBSIDIARY (TRUST SECURITIES)

     Statutory business trusts have been established as wholly-owned financing subsidiaries (trusts) of the Company, TU Electric and ENSERCH (parent companies) for the purposes, in each case, of issuing trust securities and holding Junior Subordinated Debentures issued by the trust's parent company (Debentures). TXU Capital I and TU Electric Capital I and III trust securities have a liquidation preference of $25 per unit, and TU Electric Capital IV and V and ENSERCH Capital I trust securities have a liquidation preference of $1,000 per unit. The only assets of each trust are Debentures of its parent company having a principal amount set forth under "Trust Assets" in the table below. The interest on trust assets matches the distributions on the trust securities. Each trust will use interest payments received on the Debentures it holds to make cash distributions on the trust securities it has issued.

     The trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures are subject to redemption, in whole or in part at the option of the parent company, at 100% of their principal amount plus accrued interest, after an initial period during which they may not be redeemed and at any time upon the occurrence of certain events. The carrying value of the trust securities is being increased periodically to equal the redemption amounts at the mandatory redemption dates with a corresponding increase in trust securities distributions.

     In December 1998, a statutory business trust, TXU Capital I, was established as a financing subsidiary for the Company for the purpose of issuing to investors $230 million of 7.25% Trust Securities.

     At December 31, 1998 and 1997, the statutory business trust subsidiaries of the Company, TU Electric and ENSERCH had trust securities outstanding, as follows:


                                                      Trust Securities Outstanding         Trust Assets
                                                -------------------------------------     -----------------
                                                Units (000's)            Amount                Amount        Maturity
                                                 December 31,          December 31,         December 31,
                                                --------------      -----------------     -----------------  --------
                                                1998      1997        1998     1997        1998       1997
                                                -----    -----      -------   -----      -------    ------
The Company

TXU Capital I (7.25% Series). . . . . . . .     9,200         -     $  223     $  -        $  237     $   -    2029


TU Electric

TU Electric Capital I (8.25% Series). . . .     5,871     5,871        141      141           155       155    2030
TU Electric Capital II (9.00% Series) . . .         -     1,991          -       47             -        52       -
TU Electric Capital III (8.00% Series). . .     8,000     8,000        194      194           206       206    2035
TU Electric Capital IV (Floating Rate
      Trust Securities)(a). . . . . . . . .       100       100         96       98           103       103    2037
TU Electric Capital V (8.175% Trust
     Securities). . . . . . . . . . . . . .       400       400        392      395           412       412    2037
                                               ------    ------     ------    -----         -----     -----
         Total TU Electric. . . . . . . . .    14,371    16,362        823      875           876       928
                                               ------    ------     ------    -----         -----     -----

ENSERCH

ENSERCH Capital I (Floating Rate Trust
     Securities)(b) . . . . . . . . . . . .       150         -        147        -           155         -    2028
                                               ------    ------     ------    -----         -----     -----

         Total. . . . . . . . . . . . . . .    23,721    16,362     $1,193    $ 875        $1,268     $ 928
                                               ======    ======     ======    =====        ======     =====

(a) Floating rate is determined quarterly based on LIBOR. A related interest rate swap, expiring 2002, effectively fixes the rate on the TU Electric Capital IV securities at 7.183%.
(b) Interest rate swaps effectively fix the rate on $100 million of the ENSERCH Floating Rate Trust Securities at 6.629% and at 6.444% on the remaining $50 million of the Trust Securities to July 1, 2003.

     Each parent company owns securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of such trust's securities.

10.     DERIVATIVE INSTRUMENTS
     The Company enters into derivative instruments, including options, swaps, futures and other contractual commitments to manage market risks related to changes in interest rates, foreign currency exchange rates and commodity price exposures. The Company's participation in derivative transactions, except for its energy marketing activities conducted by EES, have been designated for hedging purposes and are not held or issued for trading purposes. (For a discussion of accounting policies relating to derivative instruments, see Note 2.)

    Interest Rate Risk Management -- At December 31, 1998, TU Electric had an interest rate swap agreement with respect to trust securities of TU Electric Capital IV, with a notional principal amount of $100 million that effectively fixed the rate at 7.183% per annum through 2002. ENSERCH had two interest rate swap agreements with respect to floating rate trust securities of ENSERCH Capital I, with notional principal amounts of $100 million and $50 million that effectively fixed the rate at 6.629% and 6.444%, respectively per annum through 2003. At December 31, 1998, TUC had an interest rate swap agreement with respect to Floating Rate Senior Notes, with a notional principal amount of $125 million expiring 2000 that effectively fixed the rate at 5.248% per annum.

     At December 31, 1998, Eastern Energy had interest rate swaps and forward rate agreements outstanding, denominated in Australian dollars and/or US dollars, with an aggregate notional amount of $1,218 million. These agreements establish a mix of fixed and variable interest rates on outstanding debt and have remaining terms up to 18 years.

     At December 31, 1998, TXU Eastern had various interest rate swaps as required by the Sterling Credit Agreement. The Sterling Credit Agreement requires that one-half of the borrowings under these facilities be swapped from a floating to a fixed interest rate with a maturity of at least two years from July 28, 1998. The aggregate notional amount of the interest rate swaps entered into is 800 million pounds ($1,323 million) with an average maturity of six years and an average fixed rate of 6.58%. Eastern Group had interest rate swaps outstanding with an aggregate notional amount of $165 million that convert fixed interest rates to floating rates expiring in 2004 and forward rate agreements totaling $878 million for a maximum duration of one year to swap floating rate deposits into fixed rates.

     At December 31, 1998, there were $86 million of net unrealized deferred hedging losses on interest rate swaps.

     Foreign Currency Risk Management -- The Company has entered into short-term foreign currency exchange contracts in connection with the acquisition of TEG to hedge a portion of the Company's exposure to changes in the US dollar to pound sterling exchange rate. The Company has contracted to deliver 675 million pounds and will receive $1,093 million. The fair value of these contracts was a negative $28 million at December 31, 1998.

     Eastern Group manages its exposure to foreign currency rates principally by matching foreign currency denominated assets with borrowings in the same currency. Currency swaps and options are also used where appropriate to hedge any residual exposures. In addition, certain imports of capital equipment and fuel are denominated in foreign currencies, and the pound sterling cost of these is fixed by means of forward contracts as soon as Eastern Group's contractual commitment is firm. The principal foreign currency hedges outstanding at December 31, 1998 were as follows:

     US $/Pound sterling options at put rates of $1.57, and call rates of $1.60, each totaling $10 million and maturing in the year ending December 31, 1999. The fair value of these options is $1.5 million.

     US $/Pound sterling swaps in respect of the semi-annual interest payments on the $500 million bonds to swap from US$ to pound sterling as follows:


                                                         Income Statement
                         Balance Sheet                  (average for periods
                        (at December 31,)                ended December 31,)
                       ----------------------------------------------------
Period                    Amount            Annual Rate       Fair Value
------                   --------           -----------       ---------
                         millions                              millions

Annually to 2017          $ 14.8              $ 1.61           $  (9.2)
Annually to 2027          $ 22.5              $ 1.62           $ (20.7)


     Eastern Energy maintains cross currency swaps for its US dollar denominated debts. These cross currency swaps mature in December 2006 and December 2016 for $250 million and $100 million, respectively. The maturity of these swaps coincides with the maturity of the US dollar denominated debt.

     Energy Price Risk Management -- UK/Europe -- Almost all electricity generated in England and Wales must be sold to the electricity trading market in England and Wales (the Pool), and electricity suppliers must likewise generally buy electricity from the Pool for resale to their customers. The Pool is operated under a Pooling and Settlement Agreement to which all licensed generators and suppliers of electricity in the UK are party. These trading arrangements are currently under review by the UK government. Eastern Group enters into derivative contracts to assist in the management of its exposure to fluctuations in electricity pool prices. The contracts bought and sold are contracts for differences (CfDs) and electricity forward agreements
(EFAs) which fix the price of electricity for an agreed quantity and duration by reference to an agreed strike price. EFAs are similar in nature to CfDs, except that they tend to last for shorter time periods and are based on standard industry terms rather than being individually negotiated. Long-term CfDs are in place to hedge a portion of the electricity to be purchased by Eastern Group through 2009. From 1998, such CfDs represent an annual commitment of approximately five terawatt hours (TWh), declining on a linear basis to approximately two TWh by 2005 and finally expiring in 2010. There are no similar long-term commitments under EFAs. The impact of changes in the market value of these contracts, which serve as hedges, is deferred until the related transaction is completed. At December 31, 1998, there were net unrealized deferred hedging gains of $101 million on the CfDs and EFAs.

     In its gas retail business, Eastern Group sells fixed price contracts to customers and supplies the customers through a portfolio of gas purchase contracts and other wholesale contracts. The overall exposure of Eastern Group to the gas spot market is also managed by EPETL using gas swaps and futures. At December 31, 1998, there was one such swap outstanding maturing March 31, 1999 with a negative fair value of $3.3 million.

     Australia -- Eastern Energy and the other distribution companies in the state of Victoria, Australia purchase their power from a competitive power pool operated by a statutory, independent corporation. Eastern Energy purchases about 95% of its energy from this pool, the cost of which is based on spot market prices. Eastern Energy and other distribution companies were required to enter into wholesale market contracts to cover most of their forecasted franchise load through the end of 2000. Eastern Energy also maintains a strategy of seeking hedging contracts with individual generators to cover a portion of forecasted contestable loads. These contracts fix the price of energy within a certain range for the purpose of hedging or protecting against fluctuations in the spot market price. At December 31, 1998, Eastern Energy's contracts related to its forecasted contestable and franchise load cover a notional volume of approximately 8.3 million MWh for the period from January 1999 through 2001. Further hedge contracts may be required in that period to service forecasted sales. Under these contracts, payments are made between Eastern Energy and the generators representing the difference between the wholesale electricity market price and the contract price. The net payable or receivable is recognized in earnings as adjustments to purchased power expense in the period the related transactions are completed.

     US Energy Marketing Activities -- In the course of providing comprehensive energy products and services to its diversified client base, EES engages in energy price risk management activities. In addition to the purchase and sale of these physical commodities, EES enters into futures contracts; forward commitments; swap agreements where settlement is based on the difference between a fixed and floating (index-based) price for the underlying commodity; exchange traded options; over-the-counter options, which are settled in cash or the physical delivery of the underlying commodity; exchange-of-futures-for physical transactions; energy exchange transactions; storage activities; and other contractual arrangements. EES may buy and sell certain of these instruments to manage its exposure to price and basis risk from existing contractual commitments as well as other energy-related assets and liabilities. It may also enter into contracts to take advantage of arbitrage opportunities.

     EES utilizes various techniques and methodologies that simulate forward price curves in the energy markets to estimate the size and probability of changes in market value resulting from price movements. These techniques include, but are not limited to, sensitivity analyses. The uses of these methodologies require a number of key assumptions including selection of confidence levels, the holding period of the positions, and the depth and applicability to future periods of historical price information.

     EES has a number of risks and costs associated with the future contractual commitments included in its energy portfolio, including price risk, credit risks associated with the financial condition of counterparties, product location (basis) differentials, market liquidity and other risks that management policies dictate. EES continuously monitors the valuation of identified risk and adjusts the portfolio valuation based on present market conditions. Reserves are established in recognition that certain risks exist until delivery of energy has occurred, counterparties have fulfilled their financial commitments and related financial instruments mature or are closed out.

     In order to manage its exposure to the price risk associated with these instruments, EES has established trading policies and limits and revalues its exposures daily against these benchmarks. These policies are periodically reviewed to ensure they are responsive to changing market and business conditions.

     EES' energy portfolio is comprised of forward commitments, futures, swaps, options and other derivative instruments related to natural gas and electricity marketing activities. The notional amounts and terms of the portfolio as of December 31, 1998 included financial instruments that provide for fixed price receipts of 2,643 trillion British thermal units equivalent (TBtue) and fixed price payments of 2,799 TBtue, with a maximum term of eight years. Additionally, sales and purchase commitments totaling 973 TBtue, with terms extending up to nine years, are included in the portfolio as of December 31, 1998.

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

     The following table displays the mark-to-market values of EES's energy marketing risk management assets and liabilities at December 31, 1998 and 1997 and the average value for the year ended December 31, 1998 and the period from August 5, 1997 through December 31, 1997:

                                                   1998                                1997
                                       ----------------------------         ----------------------------
                                       Assets   Liabilities    Net          Assets   Liabilities    Net
                                       ------   -----------   -----         ------   -----------   -----
Fair Value:
    Current . . . . . . . . . . . .     $832        $838      $ (6)           $366        $357     $   9
    Noncurrent. . . . . . . . . . .      128          93        35              41          31        10
                                        ----        ----      ----            ----        ----      ----
          Total . . . . . . . . . .     $960        $931        29            $407        $388        19
    Less reserves . . . . . . . . .     ====        ====         6            ====        ====         9
                                                              ----                                  ----
          Net of reserves . . . . .                           $ 23                                  $ 10
                                                              ====                                  ====
Average Value:
    Total . . . . . . . . . . . . .     $656        $617      $ 39            $292        $279      $ 13
    Less reserves . . . . . . . . .     ====        ====         7            ====        ====         8
                                                              ----                                  ----
          Net of reserves . . . . .                           $ 32                                  $  5
                                                              ====                                  ====


     EES recorded net trading gains (losses) of $45.6 million and $(0.3) million from energy marketing activities for the year ended December 31, 1998 and for the period from August 5, 1997 through December 31, 1997, respectively.

     Credit Risk -- Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties to their respective derivative instruments. The Company maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. The Company generally does not obtain collateral to support the agreements but establishes credit limits and monitors the financial viability of counterparties. In the event a counterparty's credit rating declines, the Company may apply certain remedies, if considered necessary. The Company believes the risk of nonperformance by counterparties is minimal.

11.     RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

     Most US employees are covered by defined benefit pension plans which provide benefits based on years of service and average earnings. At the date of their acquisition by the Company, both ENSERCH and LCC had defined benefit pension plans covering most of their employees and providing benefits similar to those provided to employees of other US subsidiaries.

     Eastern Group participates in several defined benefit pension plans in the UK which cover the majority of its employees. The benefits under these plans are primarily based on years of credited service and final average compensation levels as defined under the respective plan provisions. In the

UK, the majority of Eastern Group employees are members of the Electricity Supply Pension Scheme (ESPS) which provides pensions of a defined benefit nature for employees throughout the electricity supply industry. The ESPS operates on the basis that there is no cross-subsidy between employers, and the financing of Eastern's pension liabilities is, therefore, independent of the experience of other participating employers. The assets of the ESPS are held in a separate trustee-administered fund and consists principally of UK and European equities, UK property holdings and cash. The pension cost relating to the Eastern Group part of the ESPS is assessed in accordance with the advice of independent qualified actuaries using the projected unit method.

     As a part of the purchase accounting for TEG, the accrued pension liabilities were adjusted to recognize all previously unrecognized gains or losses arising from past experience.

     Eastern Group and Eastern Energy plans use economic assumptions similar to the other subsidiaries plans and are included in the tabular information below. The information in the tables below conforms to the requirements of SFAS 132, which became effective in 1998.

     In 1998, the Company made contributions to the Thrift Plan and EN$AVE aggregating approximately $15 million.

     The projected benefit obligations and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $744 million and $718 million, respectively, as of December 31, 1998 and $705 million and $628 million, respectively, as of December 31, 1997.




                                                         The Company                     TU Electric
                                                         ------------                  ---------------
                                                         1998    1997                  1998       1997
                                                         ----    ----                  ----       ----
Weighted-average assumptions:
Discount rate . . . . . . . . . . . . . .               7.00%    7.25%                 7.00%      7.25%
Expected return on plan assets. . . . . .               9.00%    9.00%                 9.00%      9.00%
Rate of compensation increase . . . . . .               4.30%    4.30%                 4.30%      4.30%



                                                       Year Ended December 31,        Year Ended December 31,
                                                     --------------------------       ----------------------
                                                      1998      1997       1996        1998    1997     1996
                                                     ------     -----      ----        ----    ----     ----
Components of Net Pension Costs:
Service cost. . . . . . . . . . . . . . . . . . . .  $   53    $   37      $ 37       $  22    $  21   $  22
Interest cost . . . . . . . . . . . . . . . . . . .     163        94        77          60       61      56
Expected return on assets . . . . . . . . . . . . .    (205)     (137)      (88)        (77)     (99)    (66)
Amortization of unrecognized net transition asset .      (1)       (1)       (1)          -        -       -
Amortization of unrecognized prior service cost . .       4         4         3           4        3       3
Amortization of net (gain) loss . . . . . . . . . .      (5)       (5)        1          (5)      (5)      -
Recognized termination benefits loss. . . . . . . .       -        34         -           -       24       -
                                                     ------    ------      ----       -----    -----   -----
    Net periodic pension cost . . . . . . . . . . .  $    9    $   26      $ 29       $   4    $   5   $  15
                                                     ======    ======      ====       =====    =====   =====

                                                             The Company                   TU Electric
                                                        -----------------------       -----------------------
                                                        Year Ended December 31,       Year Ended December 31,
                                                        -----------------------       -----------------------
                                                          1998          1997             1998       1997
                                                         ------        ------           ------     ------
Change in Pension Obligation:
Pension obligation at beginning of year . . . . . . .   $ 1,576       $ 1,082           $  845     $  802
    Service cost. . . . . . . . . . . . . . . . . . .        53            37               22         21
    Interest cost . . . . . . . . . . . . . . . . . .       163            94               60         61
    Participant contributions . . . . . . . . . . . .        10             1                -          -
    Plan amendments . . . . . . . . . . . . . . . . .        12             -                -          -
    Actuarial loss. . . . . . . . . . . . . . . . . .       193            85               45         38
    Acquisitions. . . . . . . . . . . . . . . . . . .     1,429           395                -          -
    Benefits paid . . . . . . . . . . . . . . . . . .      (133)          (64)             (45)       (47)
    Curtailments. . . . . . . . . . . . . . . . . . .         -             1                -          2
    Settlements . . . . . . . . . . . . . . . . . . .         -           (76)               -        (56)
    Special termination benefits  . . . . . . . . . .         -            33                -         24
    Currency exchange rate changes  . . . . . . . . .        25           (12)               -          -
    Other . . . . . . . . . . . . . . . . . . . . . .         3             -                -          -
                                                        -------       -------           ------     ------
Pension obligation at end of year . . . . . . . . . .   $ 3,331       $ 1,576           $  927     $  845
                                                        =======       =======           ======     ======

Change in Plan Assets:
Fair value of assets at beginning of year . . . . . .   $ 1,794       $ 1,299           $1,125     $  994
     Actual return on assets. . . . . . . . . . . . .       188           301              146        231
     Acquisitions . . . . . . . . . . . . . . . . . .     1,832           316                -          -
     Employer contributions . . . . . . . . . . . . .        57            22                -          -
     Participant contributions. . . . . . . . . . . .        10             1                -          -
    Benefits paid . . . . . . . . . . . . . . . . . .      (133)          (61)             (45)       (47)
    Settlements . . . . . . . . . . . . . . . . . . .         -           (72)               -        (53)
    Currency exchange rate changes. . . . . . . . . .        34           (12)               -          -
                                                        -------       -------           ------     ------
Fair value of assets at end of year . . . . . . . . .   $ 3,782       $ 1,794           $1,226     $1,125
                                                        =======       =======           ======     ======

Funded Status:
Pension obligation. . . . . . . . . . . . . . . . . .   $(3,331)      $(1,576)          $ (927)    $ (845)
Fair value of assets. . . . . . . . . . . . . . . . .     3,782         1,794            1,226      1,125
Unrecognized net transition asset . . . . . . . . . .        (4)           (5)              (2)        (2)
Unrecognized prior service cost . . . . . . . . . . .        42            34               33         36
Unrecognized net gain . . . . . . . . . . . . . . . .      (199)         (417)            (417)      (397)
                                                        -------       -------           ------      -----
(Accrued)/prepaid pension cost .. . . . . . . . . . .   $   290       $  (170)          $  (87)    $  (83)
                                                        =======       =======           ======     ======

Amounts Recognized in the Statement of
   Financial Position Consist of:
      Prepaid pension cost. . . . . . . . . . . . . .   $   433       $     7           $    -     $    -
      Accrued benefit liability . . . . . . . . . . .      (151)         (177)             (89)       (83)
      Intangible asset. . . . . . . . . . . . . . . .         2             -                1          -
      Accumulated other comprehensive income (loss) .         6             -                1          -
                                                        -------       -------           ------      -----
           Net amount recognized. . . . . . . . . . .   $   290       $  (170)          $  (87)    $  (83)
                                                        =======       =======           ======     ======


     In addition to the retirement plans, the US subsidiaries offer certain health care and life insurance benefits to substantially all of their employees and their eligible dependents at retirement. Benefits received vary in level depending on years of service and retirement dates.



                                                     The Company                        TU Electric
                                                    -------------                     ----------------
                                                    1998     1997                     1998       1997
                                                    ----    -----                     ----       -----
Weighted-average assumptions:
Discount rate . . . . . . . . . . . . . . . . .     7.00%    7.25%                    7.00%      7.25%
Expected return on plan assets. . . . . . . . .     8.13%    7.50%                    8.13%      7.50%


                                                  Year Ended December 31,         Year Ended December31,
                                                  ------------------------        -----------------------
                                                  1998      1997     1996         1998     1997     1996
                                                  ----     -----     -----        ----     -----    -----
Components of Net Periodic Postretirement
  Benefit Costs:
Service cost. . . . . . . . . . . . . . . . . .   $  19    $  12     $  14        $  10    $   7    $   8
Interest cost . . . . . . . . . . . . . . . . .      42       43        41           26       31       31
Expected return on assets . . . . . . . . . . .     (10)      (8)       (5)          (8)      (6)      (3)
Amortization of unrecognized net transition
    obligation. . . . . . . . . . . . . . . . .      16       17        17           14       14       14
Amortization of unrecognized prior service cost       2        -         -            -        -        -
Amortization of net loss. . . . . . . . . . . .       2        2         6            1        1        4
Recognized curtailment loss . . . . . . . . . .       -       10         -            -        4        -
                                                  -----    -----     -----        -----    -----    -----
    Net postretirement benefit cost . . . . . .   $  71    $  76     $  73        $  43    $  51    $  54
                                                  =====    =====     =====        =====    =====    -----


Change in Postretirement Benefit Obligation:
Benefit obligation at beginning of year . . . .  $  591    $ 531                  $ 367    $ 407
    Service cost. . . . . . . . . . . . . . . .      19       12                     10        7
    Interest cost . . . . . . . . . . . . . . .      42       43                     26       31
    Participant contributions . . . . . . . . .       6        4                      5        3
    Plan amendments . . . . . . . . . . . . . .       -      (92)                     -      (30)
    Actuarial (gain)/loss . . . . . . . . . . .      83       36                     76      (23)
    Acquisitions. . . . . . . . . . . . . . . .       -       96                      -        -
    Benefits paid . . . . . . . . . . . . . . .     (39)     (32)                   (30)     (24)
    Curtailments. . . . . . . . . . . . . . . .       -       (7)                     -       (4)
                                                 ------    -----                  -----    -----
Benefit  obligation at end of year .. . . . . .  $  702    $ 591                  $ 454    $ 367
                                                 ======    =====                  =====    =====


Change in Plan Assets:
Fair value of assets at beginning of year . . .  $  112    $  82                  $ 82     $ 61
    Actual return on assets . . . . . . . . . .      18       13                    14       10
    Employer contributions. . . . . . . . . . .      42       41                    31       30
    Participant contributions . . . . . . . . .       3        2                     2        2
    Benefits paid . . . . . . . . . . . . . . .     (30)     (26)                  (25)     (21)
                                                 ------    ------                 ----     ----
Fair value of assets at end of year . . . . . .  $  145    $ 112                  $104     $ 82
                                                 ======    ======                 ====     ====

Funded Status:
Benefit obligation. . . . . . . . . . . . . . .  $ (702)   $(591)                 $(454)  $(367)
Fair value of assets. . . . . . . . . . . . . .     145      112                    104      82
Unrecognized transition obligation. . . . . . .     146      162                    128     142
Unrecognized prior service cost . . . . . . . .      17       19                      -       -
Unrecognized net loss . . . . . . . . . . . . .     139       67                    114      45
                                                -------    ------                 -----    ----
Accrued postretirement benefit cost . . . . . . $  (255)   $(231)                 $(108)  $ (98)
                                                =======    ======                 =====   =====

     The expected increase in costs of future benefits covered by the postretirement benefit plans is projected using a health care cost trend rate of 5% in 1999 and thereafter. A one percentage point increase in the assumed health care cost trend rate in each future year would increase the accumulated postretirement benefit obligation at December 31, 1998 by approximately $93 million for the Company and $52 million for TU Electric, and other postretirement benefits cost for 1998 by approximately $11 million for the Company and $5.6 million for TU Electric.

12.   INCOME TAXES

     The components of the Company's and TU Electric's provisions for income taxes are as follows:



                                                           Year Ended December 31,
                                                       ----------------------------
                                                       1998         1997       1996
                                                       ----        -----      -----
The Company
Current:
  US Federal. . . . . . . . . . . . . . . . . . . . .  $ 174       $ 182      $ 198
  State  . . . . . . . . . . . . . . . . . . . . . .      29          40          -
  Non-US. . . . . . . . . . . . . . . . . . . . . . .     72           -          -
                                                       -----       -----      -----
      Total . . . . . . . . . . . . . . . . . . . . .    275         222        198
                                                       -----       -----      -----
Deferred
  US Federal. . . . . . . . . . . . . . . . . . . . .    208         175        197
  State . . . . . . . . . . . . . . . . . . . . . . .      1         (17)         -
  Non-US. . . . . . . . . . . . . . . . . . . . . . .     65          20         13
                                                       -----       -----      -----
      Total . . . . . . . . . . . . . . . . . . . . .    274         178        210
                                                       -----       -----      -----
Investment tax credits. . . . . . . . . . . . . . . .    (23)        (23)       (33)
                                                       -----       -----      -----
            Total . . . . . . . . . . . . . . . . . .  $ 526       $ 377      $ 375
                                                       =====       =====      =====


TU Electric
Charged (credited) to operating expenses:
      Current:
          US Federal. . . . . . . . . . . . . . . . .  $ 404       $ 283      $ 292
          State . . . . . . . . . . . . . . . . . . .     29          44         -
                                                       -----       -----      -----
                Total . . . . . . . . . . . . . . . .    433         327        292
                                                       -----       -----      -----
      Deferred:
          Depreciation differences and capitalized
              construction costs . . . . . . . . . .     109         147        151
          Over/under-recovered fuel revenue . . . . .    (14)         10         26
          Alternative minimum tax . . . . . . . . . .     (1)          1         15
          Other . . . . . . . . . . . . . . . . . . .    (16)        (44)       (32)
                                                       -----       -----      -----
                Total . . . . . . . . . . . . . . . .     78         114        160
                                                       -----       -----      -----
      Investment tax credits. . . . . . . . . . . . .    (21)        (21)       (31)
                                                       -----       -----      -----
                Total to operating expenses . . . . .    490         420        421
                                                       -----       -----      -----
Charged (credited) to other income:
      Current:
          US Federal. . . . . . . . . . . . . . . . .    (37)        (36)       (30)
          State . . . . . . . . . . . . . . . . . . .     (2)         (5)         -
                                                       -----       -----      -----
                  Total . . . . . . . . . . . . . . .    (39)        (41)       (30)
                                                       -----       -----      -----
      Deferred:
          US Federal:
          Regulatory disallowance . . . . . . . . . .     32          34         14
          Other . . . . . . . . . . . . . . . . . . .      3          14          2
                                                       -----       -----      -----
                  Total . . . . . . . . . . . . . . .     35          48         16
                                                       -----       -----      -----
          State . . . . . . . . . . . . . . . . . . .      -         (17)         -
      Investment tax credits. . . . . . . . . . . . .      -           -         (1)
                                                       -----       -----      -----
                  Total to other income . . . . . . .     (4)        (10)       (15)
                                                       -----       -----      -----
                        Total . . . . . . . . . . . .  $ 486       $ 410      $ 406
                                                       =====       =====      =====


  Reconciliation of income taxes computed at the federal statutory rate to provision for income taxes.


The Company                                                      Year Ended December 31,
                                                            -----------------------------------
                                                             1998           1997          1996
                                                            -----          ------        ------
Income before income taxes:
    Domestic. . . . . . . . . . . . . . . . . . . . . .     $  951         $1,002        $1,108
    Non-US. . . . . . . . . . . . . . . . . . . . . . .        315             35            21
                                                            ------         ------        ------
          Total . . . . . . . . . . . . . . . . . . . .      1,266          1,037         1,129
    Preferred stock  dividends of subsidiaries. . . . .         16             28            53
                                                            ------         ------        ------
    Income before preferred stock dividends
       of subsidiaries. . . . . . . . . . . . . . . . .     $1,282         $1,065        $1,182
                                                            ======         ======        ======
Income taxes at the US federal statutory
     rate of 35% . . . . . . . . . . . . . . . . . . . .    $  449         $  373        $  414
       Allowance for funds used during construction. . .        (2)            (2)           (1)
       Depletion allowance . . . . . . . . . . . . . . .       (24)           (22)          (26)
       Amortization of investment tax credits. . . . . .       (23)           (23)          (23)
       Amortization of tax rate differences. . . . . . .        (5)            (7)           (9)
       Amortization of prior flow-through amounts. . . .        66             37            35
       State income taxes, net of federal tax benefit. .        19             15             -
       Prior year adjustments. . . . . . . . . . . . . .        (1)            (8)          (25)
       Amortization of goodwill. . . . . . . . . . . . .        43              7             5
       Other . . . . . . . . . . . . . . . . . . . . . .         4              7             5
                                                            ------         ------        ------
 Provision for income taxes. . . . . . . . . . . . . . .    $  526         $  377        $  375
                                                            ======         ======        ======

 Effective tax rate (on income before preferred
     stock dividends of subsidiaries). . . . . . . . . .        41%            35%           32%

     The Company had net tax benefits from LESOP dividend deductions of $3.7 million, $3.9 million and $4.0 million in 1998, 1997 and 1996, respectively, which were credited directly to retained earnings.


TU Electric                                                            Year Ended December 31,

                                                                  1998        1997         1996
                                                                 ------      ------      -------
 Income before income taxes  . . . . . . . . . . . . . . . . .   $1,284      $1,182       $1,269
                                                                 ======      ======       ======


 Income taxes at the US federal statutory rate of 35%            $  449      $  413       $  444
       Allowance for funds used during construction. . . . . .       (2)         (2)           -
       Depletion allowance . . . . . . . . . . . . . . . . . .      (24)        (22)         (26)
       Amortization of investment tax credits. . . . . . . . .      (21)        (21)         (21)
       Amortization of tax rate differences. . . . . . . . . .       (4)         (6)          (9)
       Amortization of prior flow-through amounts. . . . . . .       66          36           35
       State income taxes, net of federal tax benefit. . . . .       18          14           -
       Prior year adjustments. . . . . . . . . . . . . . . . .       (1)         (7)         (22)
       Other . . . . . . . . . . . . . . . . . . . . . . . . .        5           5            5
                                                                  -----       -----       ------
 Provision for income taxes. . . . . . . . . . . . . . . . . .    $ 486       $ 410       $  406
                                                                  =====       =====       ======

 Effective tax rate. . . . . . . . . . . . . . . . . . . . . .      38%         35%          32%


     Deferred income taxes provided by the liability method for significant temporary differences based on tax laws in effect at the December 31, 1998 and 1997 balance sheet dates are as follows:



                                                                                 December 31,
                                                        ---------------------------------------------------------------------

The Company                                                            1998                                1997
                                                        ----------------------------------     ------------------------------
                                                         Total     Current    Noncurrent        Total     Current  Noncurrent
                                                        -------   ---------   -----------      -------   --------  ----------
Deferred Tax Assets:
    Unbilled revenues . . . . . . . . . . . . . . . .   $    30    $   30     $      -         $   29     $  29      $    -
    Over-recovered fuel revenue . . . . . . . . . . .        18        18            -              5         5           -
    Unamortized investment tax credits. . . . . . . .       293         -          293            301         -         301
    Impairment of assets. . . . . . . . . . . . . . .        76         -           76            142         -         142
    Regulatory disallowance . . . . . . . . . . . . .       152         -          152            184         -         184
    Alternative minimum tax . . . . . . . . . . . . .       594         -          594            590         -         590
    Tax rate differences. . . . . . . . . . . . . . .        62         -           62             78         -          78
    Employee benefits . . . . . . . . . . . . . . . .       158         4          154            166         3         163
    Net operating loss carryforwards. . . . . . . . .       147         -          147            156         -         156
    Foreign tax loss carryforwards. . . . . . . . . .        83         -           83             61         -          61
    Deferred benefits of state income tax . . . . . .       184        11          173            156         5         151
    Unrealized currency translation adjustments . . .         -         -            -             28         -          28
    Leased assets . . . . . . . . . . . . . . . . . .       584         -          584              -         -           -
    Valuation allowance . . . . . . . . . . . . . . .      (238)        -         (238)             -         -           -
    Other . . . . . . . . . . . . . . . . . . . . . .       338        25          313             48        37          11
    Deferred state income taxes . . . . . . . . . . .        61         5           56             53         3          50
                                                        -------    ------        -----          -----     -----       -----
          Total  deferred tax assets. . . . . . . . .     2,542        93        2,449          1,997        82       1,915
                                                        -------    ------        -----          -----     -----       -----

Deferred Tax Liabilities:
    Depreciation differences and capitalized
        construction costs. . . . . . . . . . . . . .     4,818         -         4,818         4,328         -       4,328
    Redemption of long-term debt. . . . . . . . . . .       134         -           134           124         -         124
    Deferred charges for state income tax . . . . . .        22         -            22            24         -          24
    Unbilled income . . . . . . . . . . . . . . . . .        17        17             -            13        13           -
    Lease assets. . . . . . . . . . . . . . . . . . .       553         -           553             -         -           -
    Other . . . . . . . . . . . . . . . . . . . . . .       301         -           301           134         1         133
    Deferred state income taxes . . . . . . . . . . .       339         -           339           295         -         295
                                                        -------    ------       -------        ------     -----      ------
                Total deferred tax liabilities            6,184        17         6,167         4,918        14       4,904
                                                        -------    ------       -------        ------     -----      ------
          Net deferred tax liability (asset). . . . .   $ 3,642    $  (76)      $ 3,718        $2,921     $ (68)     $2,989
                                                        =======    ======       =======        ======     =====      ======

                                                                                     December 31,
                                                      ----------------------------------------------------------------------------
                                                                      1998                                     1997
                                                      -----------------------------------        ---------------------------------
                                                        Net           Net          Net              Net       Net          Net
                                                      Current       Current    Noncurrent         Current   Current    Noncurrent
                                                       Asset       Liability    Liability          Asset    Liability    Liability
                                                      --------     ---------   ----------        --------   ---------   ----------
Summary of Deferred Income Taxes
    US Federal. . . . . . . . . . . . . . . . . . . .  $     83    $     -      $2,876          $    73      $   -       $2,734
    State . . . . . . . . . . . . . . . . . . . . . .         5          -         283                3          -          245
    United Kingdom. . . . . . . . . . . . . . . . . .         -          -         531                -          -            -
    Australia . . . . . . . . . . . . . . . . . . . .         -         12          28                -          8           10
                                                       --------    -------      ------          -------      -----       ------
        Total . . . . . . . . . . . . . . . . . . . .  $     88    $    12      $3,718          $    76      $   8       $2,989
                                                       ========    =======      ======          =======      =====       ======




    At December 31, 1998, the Company had approximately $594 million of alternative minimum tax credit carryforwards available to offset future tax payments. At December 31, 1998, ENSERCH had $420 million of pre-merger
net  operating   loss  (NOL) carryforwards which begin to expire in 2003.
Such NOL's can be used only to offset future taxable income generated by ENSERCH and its subsidiaries. A deferred tax asset valuation allowance of $10 million has been recorded for the ENSERCH NOL's at December 31, 1998. At December 31, 1998, TU Australia had $191 million and Eastern Group had $50 million of tax loss carryforwards that can be used to offset future taxable income in the respective jurisdictions. Such tax loss carryforwards do not have expiration dates. Eastern Group has recorded a valuation allowance of $228 million against the deferred tax assets related to leased assets.

      Separately, the ENSERCH consolidated income tax returns have been audited and settled with the Internal Revenue Service (IRS) through the year 1992. The IRS is currently auditing the years 1993 through 1997. To the extent that adjustments to income tax accounts for periods prior to the Merger are required as a result of an IRS audit, the adjustment will be added to or deducted from goodwill.




                                                                                   December 31,
                                                    --------------------------------------------------------------------------
TU Electric                                                         1998                                  1997
                                                    ---------------------------------      ------------------------------------
                                                    Total       Current    Noncurrent       Total       Current     Noncurrent
                                                    -----       -------    ----------      ------       -------     ----------
Deferred Tax Assets:
    Unbilled revenues . . . . . . . . . . . . .    $    30       $   30     $     -      $     28       $    28      $       -
    Over-recovered fuel revenue . . . . . . . .         18           18           -             5             5              -
    Unamortized investment tax credits. . . . .        289            -          289           296            -            296
    Impairment of assets. . . . . . . . . . . .         72            -           72            71            -             71
    Regulatory disallowance . . . . . . . . . .        152            -          152           184            -            184
    Alternative minimum tax . . . . . . . . . .        424            -          424           423            -            423
    Tax rate differences. . . . . . . . . . . .         59            -           59            77            -             77
    Employee benefits . . . . . . . . . . . . .         94            -           94            90            -             90
    Deferred benefits of state income tax . . .        178            9          169           152            5            147
    Other . . . . . . . . . . . . . . . . . . .         33           11           22            21            8             13
     Deferred state income taxes. . . . . . . .         53            5           48            47            3             44
                                                     -----       ------      -------        ------        -----          -----
        Total  deferred tax assets. . . . . . .      1,402           73        1,329         1,394           49          1,345
                                                     -----       ------      -------        ------        -----          -----

Deferred Tax Liabilities:
    Depreciation differences and capitalized
       construction costs . . . . . . . . . . .      4,042            -        4,042         4,027            -          4,027
    Redemption of long-term debt. . . . . . . .        134            -          134           123            -            123
    Deferred charges for state income tax . . .         18            -           18            22            -             22
    Other . . . . . . . . . . . . . . . . . . .        125            -          125           116            -            116
    Deferred state income taxes . . . . . . . .        317            -          317           274            -            274
                                                     -----       ------      -------        ------        -----          -----
        Total deferred tax liability. . . . . .      4,636            -        4,636         4,562            -          4,562
                                                     -----       ------      -------        ------        -----          -----
          Net deferred tax liability (asset). .    $ 3,234       $  (73)     $ 3,307        $3,168        $ (49)        $3,217
                                                   =======       ======      =======        ======        =====         ======


13.  REGULATION AND RATES

      The rates charged by TU Electric for electric sales to consumers are generally set by the PUC. Rates for the cost of natural gas delivered to US residential and commercial customers are established by the Railroad Commission of Texas (RRC). The rates Lone Star Gas charges such customers are established by the cities and towns served. Rates charged by Eastern Group for electric sales to consumers are determined by the competitive market, subject to a tariff revenue cap, which is set by the OFFER in relation to customers with annual demands below 12,000 KWh. Rates charged for distribution of electricity are also regulated by OFFER. The rates charged by Eastern Group for gas sales to customers are determined by the competitive market.

     Docket 9300 -- The PUC's final order (Order) in connection with TU Electric's January 1990 rate increase request (Docket 9300) was ultimately reviewed by the Supreme Court of Texas (Supreme Court). As a result, an aggregate of $909 million of disallowances with respect to TU Electric's reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to the Company's and TU Electric's earnings, has been remanded to the District Court with instructions that it be remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC also was required to reevaluate the appropriate level of TU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. In connection with the settlement of Docket 18490, proceedings in the remand of Docket 9300 have been stayed prior to January 1, 2000. The Company and TU Electric cannot predict the outcome of the reconsideration of the Order on remand by the PUC.

     Dockets 15638 and 15840 -- In May 1996, TU Electric filed with the PUC its transmission cost information and tariffs for open-access wholesale transmission service (Docket 15638) in accordance with PUC rules. In August 1997, the PUC approved final tariffs for TU Electric and implemented rates for other transmission providers within ERCOT (Docket 15840). Under rates implemented by the PUC, TU Electric's payments for transmission service exceed its revenues for providing transmission service. The PUC has adopted a rate-moderation plan that will minimize the impact of the new pricing mechanism for the first three years the rules are in effect. The current maximum impact on TU Electric for 1999 is a $12 million deficit.

     Docket 18490 -- The PUC approved the non-unanimous stipulation filed on December 17, 1997. The stipulation, modified to incorporate changes made by the PUC, resulted in base rate credits beginning January 1, 1998 of 4% for residential customers, 2% for general service secondary customers and 1% for all other retail customers and additional base rate credits for residential customers of 1.4% beginning January 1, 1999. Other provisions of the stipulation (i) impose an annual earnings cap on TU Electric's rate of return on rate base during 1998 and 1999, based in part on an 11.35% return on average common equity and a cap on operations and maintenance expense at a specified level, with any sums earned above the earnings cap being applied as additional nuclear production depreciation, (ii) allow TU Electric to record depreciation applicable to transmission and distribution assets in 1998 and 1999 as additional depreciation of nuclear production assets, (iii) establish an updated cost of service study that includes interruptible customers as customer classes, (iv) result in the permanent dismissal of pending appeals of prior PUC orders, if all other parties that have filed appeals of those dockets also dismiss their appeals, (v) result in the stay of any proceedings in the remand of Docket 9300 prior to January 1, 2000, and (vi) flow all gains from off-system sales of electricity in excess of the amount included in base rates to customers through the fuel factor. Modifications that were also approved by the PUC include: (i) imputing $16 million of revenues from discounted rates in the calculation of the return cap, (ii) limiting the recovery of interest on any new debt issued prior to December 31, 1999 to the interest rate available to TU Electric at its bond rating as of January 1, 1998 in the calculation of the return cap, (iii) limiting the amount of annual capital additions to production plant to 1.5% of TU Electric's net plant in service on December 31, 1996 in the calculation of the return cap, and (iv) permitting TU Electric, at its discretion, to apply earnings as additional depreciation of nuclear production assets, after the determinations have been made under the return cap. Certain parties that did not sign the stipulation have appealed the PUC's approval by filing suit in state district court. The Company and TU Electric cannot predict the outcome of these appeals.

     For the year ended December 31, 1998, TU Electric recorded $170 million as additional depreciation of nuclear production assets, representing 1998
earnings in excess of the stipulated  return cap.   In addition, for the year
there was $183 million of depreciation expense reclassified from transmission and distribution to nuclear production assets. Including deferred income tax effects, the net effect was a $143 million reduction in net income for the year ended December 31, 1998. TU Electric will file with the PUC its first report, concerning the earnings cap calculation for 1998, by March 31, 1999. Interested parties are allowed to challenge the calculation and the reasonableness of the underlying costs. The Company and TU Electric are unable to predict whether any such challenge will be filed or the outcome of any such challenge.

     Fuel Cost Recovery Rule -- Pursuant to a PUC rule, the recovery of TU Electric's eligible fuel costs is provided through fixed fuel factors. The rule allows a utility's fuel factor to be revised upward or downward every six months, according to a specified schedule. A utility is required to petition to make either surcharges or refunds to ratepayers, together with interest based on a twelve-month average of prime commercial rates, for any material cumulative under- or over-recovery of fuel costs. If the cumulative difference of the under- or over-recovery, plus interest, exceeds 4% of the annual estimated fuel costs most recently approved by the PUC, it will be deemed to be material.

     Final reconciliation of fuel costs must be made either in a reconciliation proceeding, which may cover no more than three years and no less than one year, or in a general rate case. In a final reconciliation, a utility has the burden of proving that fuel costs under review were reasonable and necessary to provide reliable electric service, that it has properly accounted for its fuel-related revenues, and that fuel prices charged to the utility by an affiliate were reasonable and necessary and not higher than prices charged for similar items by such affiliate to other affiliates or nonaffiliates. In addition, for generating utilities like TU Electric, the rule provides for recovery of purchased power capacity costs through a power cost recovery factor (PCRF) with respect to purchases from qualifying facilities, to the extent such costs are not otherwise included in base rates. The energy-related costs of such purchases are included in the fixed fuel factor. For non-generating utilities, the rule provides for the recovery of all costs of power purchased at wholesale chargeable under rate schedules approved by a federal or state regulatory authority and all amounts paid to qualifying facilities for the purchase of capacity and/or energy, to the extent such costs are not otherwise included in base rates. Penalties of up to 10% will be imposed in the event an emergency increase has been granted when there was no emergency or when collections under the PCRF exceed PCRF costs by 10% in any month or 5% in the most recent twelve months.

     Fuel Reconciliation Proceeding -- On December 30, 1998, in accordance with PUC rules, TU Electric filed a petition with the PUC seeking final reconciliation of all eligible fuel and purchased power expenses incurred during the reconciliation period of July 1, 1995 through June 30, 1998, amounting to a total of $5.04 billion. The Company and TU Electric are unable to predict the outcome of such proceeding.

     In addition, and as permitted by the PUC rules, TU Electric is also seeking an accounting order from the PUC that will allow certain costs incurred to facilitate the use of coal as a supplemental fuel at its Monticello plant to be treated as eligible fuel costs and billed pursuant to TU Electric's fuel cost factor. By incurring these expenses, the Company and TU Electric believe it has significantly improved the reliability of the supply of fuel to Monticello and has, at the same time, lowered the fuel expense that would be incurred in the absence of these investments.

     Flexible Rate Initiatives -- TU Electric continues to offer flexible rates in over 160 cities with original regulatory jurisdiction within its service territory (including the cities of Dallas and Fort Worth) to non-residential retail and wholesale customers that have viable alternative sources of supply and would otherwise leave the system. TU Electric also continues to offer in those cities an economic development rider to attract new businesses and to encourage customers to expand their facilities as well as an environmental technology rider to encourage qualifying customers to convert to technologies that conserve energy or improve the environment. TU Electric will continue to pursue the expanded use of flexible rates when such rates are necessary to be price-competitive.

     TU Electric also offers optional time-of-use rates to residential, commercial, and industrial customers under rates approved on an interim basis by the PUC in October 1997, in areas where the PUC retains sole regulatory jurisdiction. These time-of-use rate options allow participating customers to plan and manage their electrical energy usage to shift their loads from the TU Electric on-peak periods to off-peak periods. This reduces TU Electric's requirements for capacity resources to meet the peak electrical load of all of its customers. A ruling from the PUC approving these rates is expected by the second quarter of 1999. On January 15, 1999, the Company applied for approval of these rates with municipal regulatory authorities in 173 cities, in the form that it expects the PUC ultimately to approve. The Company and TU Electric estimate that any decrease in revenue resulting from the implementation of these rates will be offset by the reduced costs associated with the peak load reductions achieved.

     Open Access Transmission -- In February 1996, the PUC adopted rules requiring each electric utility in ERCOT to provide wholesale transmission and related services to other utilities and non-utility power suppliers at rates, terms and conditions that are comparable to those applicable to such utility's use of its own transmission facilities. Under the rules, the PUC established a transmission pricing mechanism that is designed to ensure that all market participants pay on a comparable basis to use the system.

     In February 1999, the PUC approved modifications to its rules addressing open-access wholesale transmission service to allow utilities to annually revise their transmission rates to reflect rate base additions and updated billing units. In addition, the rules now clarify the cost responsibility for entities connecting new resources to the ERCOT transmission grid. These revisions to the rules were enacted primarily to enhance wholesale competition and provide for the timely recovery by utilities of their transmission investment. It is anticipated that the adoption of these rules will have a minimal impact on open-access transmission rates.

The Company

     Lone Star Gas and Lone Star Pipeline Rates -- In August 1996, the RRC ordered a general inquiry into the rates and services of Lone Star Gas. The inquiry docket was separated into different phases, all of which are now resolved. In the phase dealing with historic gas cost and gas acquisition practices, the RRC issued a final order on June 2, 1998 approving a stipulated settlement of the docket. Lone Star Gas agreed to credit residential and commercial customers $18 million to be spread over the next two heating seasons (November through March). The earnings of Lone Star Gas were not affected by the settlement due to previously established reserves. The final order approving the stipulation found that all gas costs flowed through Lone Star Gas' monthly gas cost adjustment clause prior to October 31, 1997 were just, reasonable, and necessary.

     UK -- A formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt hour) which a regional electrical company (REC) is entitled to charge. The formula permits RECs to retain part of their additional revenue due to increased distribution of units and allows for a pound for pound increase in operating profit for efficient operations and reduction of expenses within a review period. In relation to the next Distribution Price Control Formula review scheduled to be implemented in April 2000, the Director General of Electricity Supply in Great Britain
(DGES) may reduce any such increase in operating profit to the extent it determines it not to be a function of efficiency savings and/or, if genuine efficiency savings have been made, it determines that customers should benefit through lower prices in the future.

     Australia -- Eastern Energy is subject to regulation by the Office of the Regulator General (ORG). The ORG has the power to issue licenses for the supply, distribution and sale of electricity within Victoria and regulates tariffs for the use of the transmission system, distribution system, and other ancillary services. The existing tariff under which Eastern Energy operates is in effect through December 31, 2000. The ORG will review the existing tariff to determine if it will be effective for the period commencing January 1, 2001. Rates charged to non-franchise customers by the Company and the other distribution companies are subject to competitive forces and are not directly regulated by the ORG, although certain network tariff components of such rates are subject to regulation.

14.     COMMITMENTS AND CONTINGENCIES

     Capital Expenditures -- The capital expenditures of the Company were $1,173 million in 1998 and are estimated at $1,300 million for 1999. Approximately 50% will be spent on US electric and gas operations, approximately 35% on operations in the UK and continental Europe, and approximately 15% on operations in Australia, communications and other activities.

TU Electric

     Clean Air Act -- The Federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on the sulfur dioxide emissions produced by generating units. Although TU Electric's capital requirements have not been significantly affected by the requirements of the Clean Air Act, any additional capital expenditures, as well as any increased operating costs, associated with the requirements are expected to be recoverable through rates, as similar costs have been recovered in the past.

The Company and TU Electric

     Purchased Power Contracts --The US electric companies have entered into purchased power contracts to purchase power from utilities and non-utilities through the year 2005. These contracts provide for capacity payments subject to performance standards and energy payments based on the actual power taken under contract. The payments made under these contracts are expected to be recovered through a combination of base rates, power cost and fuel recovery factors applied to customer billings. Capacity payments under these contracts for the years ended December 31, 1998, 1997 and 1996 were $247 million, $240 million and $233 million, respectively, for the Company, and $243 million, $237 million and $228 million, respectively, for TU Electric.

     Assuming operating standards are achieved, future capacity payments under the agreements are estimated as follows:




Year                                               The Company      TU Electric
----                                               -----------      -----------
1999. . . . . . . . . . . . . . . . . . . . .         $   246        $    238
2000. . . . . . . . . . . . . . . . . . . . .             214             207
2001. . . . . . . . . . . . . . . . . . . . .             217             210
2002. . . . . . . . . . . . . . . . . . . . .             112             105
2003. . . . . . . . . . . . . . . . . . . . .              83              76
Thereafter. . . . . . . . . . . . . . . . . .              91              91
                                                      -------         -------
    Total capacity payments . . . . . . . . .         $   963         $   927
                                                      =======         =======


The Company

    Gas Purchase Contracts -- Texas Utilities Fuel Company (Fuel Company) and Lone Star Gas buy gas under long-term and short-term intrastate contracts in order to assure reliable supply to their customers. Many of these contracts require minimum purchases ("take-or-pay") of gas. Lone Star Gas has made accruals for payments that may be required for settlement of gas-purchase contract claims asserted or that are probable of assertion. Lone Star Gas continually evaluates its position relative to asserted and unasserted claims, above-market prices or future commitments. Management believes that Lone Star Gas has not incurred losses for which reserves should be provided at December 31, 1998.

     Eastern Group has various types of contracts for the purchase of gas. Almost all include take-or-pay obligations. In order to help meet the expected needs of its wholesale and retail customers, Eastern Group has entered into a range of gas purchase contracts.

     Based on estimated gas demand, which assumes normal weather conditions, requisite gas purchases of Fuel Company, Lone Star Gas and Eastern Group are expected to substantially satisfy their purchase obligations for the year 1999 and thereafter.

     Leases -- Subsidiaries have entered into operating leases covering various facilities and properties including generating plants, combustion turbines, transportation, mining equipment, data processing equipment and office space. Certain of these leases contain renewal and purchase options and residual value guarantees. Lease costs charged to operating expense for the years ended December 31, 1998, 1997 and 1996 were $243 million, $157 million and $145 million, respectively, for the Company, and $68 million, $66 million and $56 million, respectively, for TU Electric.

     At December 31, 1998, future minimum lease payments for assets under capital lease, together with the present value of such minimum lease payments, and future minimum lease commitments under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1998, were as follows:






                                                           The Company              TU Electric
                                                      ------------------------      ----------
                                                       Capital     Operating        Operating
  Year                                                  Leases      Leases           Leases
  ----                                                 -------      --------        ---------
  1999. . . . . . . . . . . . . . . . . . . . . . .    $    80       $  190           $   32
  2000. . . . . . . . . . . . . . . . . . . . . . .         82          118               33
  2001. . . . . . . . . . . . . . . . . . . . . . .        749          122               44
  2002. . . . . . . . . . . . . . . . . . . . . . .         28          103               38
  2003. . . . . . . . . . . . . . . . . . . . . . .         27           88               31
  Thereafter. . . . . . . . . . . . . . . . . . . .        137          530              434
                                                       -------       ------           ------
      Total future minimum lease payments. . . . .       1,103       $1,151           $  612
  Less amounts representing interest. . . . . . . .       (232)      ======           ======
                                                       -------
  Present value of future minimum lease payments. .    $   871
                                                       =======

     Financial Guarantees -- TU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $27 million at December 31, 1998, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TU Electric is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TU Electric, of $4 million annually for the years 1999 through 2003. Annual payments made by TU Electric, net of amounts assumed by a third party under such contracts, for 1998, 1997 and 1996 were $4 million. In addition, TU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TU Electric has assigned to a municipality all contract rights and obligations of TU Electric in connection with $64 million remaining principal amount of bonds at December 31, 1998, issued for similar purposes which had previously been guaranteed by TU Electric. TU Electric is, however, contingently liable in the unlikely event of default by the municipality. In addition, the Company and/or its subsidiaries are the guarantor on various commitments and obligations of others aggregating some $30 million at December 31, 1998.

The Company

      The Company has guaranteed up to $110 million of certain liabilities which may be incurred and payable by the purchasers of its Peabody Coal and Citizens Power businesses with respect to the various retirement plans of the sold businesses, subject to certain specified conditions.

     Eastern Group is the guarantor or the indemnifying party, as the case may be, under power purchase agreements and note purchase agreements in connection with certain former subsidiary's energy restructuring projects as well as various indemnity agreements in connection with such projects. In connection with the acquisition, letters of credit were issued under the Sterling Credit Facility in the amount of approximately £118 million ($195 million) to support certain debt financing associated with these restructuring projects.

     Chaco Coal Properties --In the third quarter of 1998, the Company settled its advance royalty obligations for Chaco Energy Company coal reserves with a cash payment of approximately $136 million and a transfer of rights to the coal reserves and related land, recognizing a pretax gain of $16 million ($11 million after-tax).

TU Electric

     Nuclear Insurance -- With regard to liability coverage, the Price-Anderson Act (Act) provides financial protection for the public in the event of a significant nuclear power plant incident. The Act sets the statutory limit of public liability for a single nuclear incident currently at $9.7 billion and requires nuclear power plant operators to provide financial protection for this amount. As required, TU Electric provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, TU Electric has purchased $200 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of a major stock insurance company pool, Nuclear Energy Liability Insurance Association. The second layer of financial protection is provided under an industry-wide retrospective payment program called Secondary Financial Protection (SFP).

     Under the SFP, each operating licensed reactor in the United States is subject to an assessment of up to $88 million, subject to increases for inflation every five years, in the event of a nuclear incident at any nuclear plant in the United States. Assessments are limited to $10 million per operating licensed reactor per year per incident. All assessments under the SFP are subject to a 3% insurance premium tax which is not included in the amounts above.

     With respect to nuclear decontamination and property damage insurance, Nuclear Regulatory Commission (NRC) regulations require that nuclear plant license-holders maintain not less than $1.1 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. TU Electric maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $4.3 billion, above which TU Electric is self-insured. The primary layer of coverage of $500 million is provided by Nuclear Electric Insurance Limited (NEIL), a nuclear electric utility industry mutual insurance company. The remaining coverage includes premature decommissioning coverage and is provided by ANI and Mutual Atomic Energy Liability Underwriters (MAELU) in the amount of $1.3 billion and additional insurance from NEIL in the amount of $2.5 billion. TU Electric is subject to a maximum annual assessment from NEIL of $17 million in the event NEIL's losses under this type of insurance for major incidents at nuclear plants participating in these programs exceed the mutual's accumulated funds and reinsurance.

     TU Electric maintains Extra Expense Insurance through NEIL to cover the additional costs of obtaining replacement power from another source if one or both of the units at Comanche Peak are out of service for more than seventeen weeks as a result of covered direct physical damage. The coverage provides for weekly payments of $3.5 million for the first fifty-eight weeks and $2.8 million for the next 104 weeks for each outage, respectively, after the initial seventeen week period. The total maximum coverage is $494 million per unit. The coverage amounts applicable to each unit will be reduced to 80% if both units are out of service at the same time as a result of the same accident. Under this coverage, TU Electric is subject to a maximum annual assessment of $6 million per year.

     Nuclear Decommissioning and Disposal of Spent Fuel -- TU Electric has established a reserve, charged to depreciation expense and included in accumulated depreciation, for the decommissioning of Comanche Peak, whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in external trust funds (included in other investments). At December 31, 1998, such reserve totaled $146 million which includes an accrual of $18 million for the year ended December 31, 1998. As of December 31, 1998, the market value of deposits in the external trust for decommissioning of Comanche Peak was $211 million. Any difference between the market value of the external trust fund and the decommissioning reserve, that represents unrealized gains or losses of the trust fund, is treated as a regulatory asset or a regulatory liability. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study completed during 1997 using the prompt dismantlement method and 1997 dollars, decommissioning costs for Comanche Peak Unit 1 and for Unit 2 and common facilities were estimated to be $271 million and $404 million, respectively.

     Decommissioning activities are projected to begin in 2030 for Comanche Peak Unit 1 and 2033 for Unit 2 and common facilities. TU Electric is recovering decommissioning costs based upon a 1992 site-specific study through rates placed in effect under its January 1993 rate increase request. Actual decommissioning costs are expected to differ from estimates due to changes in the assumed dates of decommissioning activities, regulatory requirements, technology and costs of labor, materials and equipment. In addition, the marketable fixed income debt and equity securities in which assets of the external trust are invested are subject to interest rate and equity price sensitivity.

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

The Company

     Legal Proceedings -- In February 1997, the official government representative of pensioners in the UK (Pensions Ombudsman) made final determinations against The National Grid Company plc (National Grid) and its group trustees with respect to complaints by two pensioners in National Grid's section of the ESPS relating to the use of the pension fund surplus resulting from the March 31, 1992 actuarial valuation of the National Grid section to meet certain costs arising from the payment of pensions on early retirement upon reorganization or downsizing. These determinations were set aside by the High Court on June 10, 1997, and the arrangements made by National Grid and its group trustees in dealing with the surplus were confirmed. The two pensioners have now appealed against this decision, and judgment has now been received although a final order is awaited. The appeal endorsed the Pension Ombudsman's determination that the corporation was not entitled to unilaterally deal with any surplus. If a similar action were to be made against Eastern Group in relation to its use of actuarial surplus in its section of the ESPS, it would vigorously defend the action, ultimately through the courts. However, if a determination were finally to be made against it and upheld in the courts, Eastern Group could have a potential liability to repay to its section of the ESPS an amount estimated by the Company to be up to $165 million (exclusive of any applicable interest charges).

     In August 1998, the Gracy Fund, L.P. (Gracy Fund) filed suit in the United States District Court for the Northern District of Texas against EEX Corporation, formerly Enserch Exploration, Inc. (EEX), the Company, David W. Biegler, Gary J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The Gracy Fund sought to represent a class comprised of all purchasers of the common stock of ENSERCH or EEX between January 26, 1996 and August 4, 1997, including former shareholders of ENSERCH who received shares of EEX and the Company pursuant to the merger agreement between ENSERCH and the Company dated April 13, 1996, all EEX shareholders solicited pursuant to a proxy statement/prospectus issued by EEX dated October 2, 1996, and all ENSERCH shareholders solicited by a joint proxy statement/prospectus issued by ENSERCH and the Company dated September 23, 1996. The Gracy Fund alleged that the defendants participated in a fraudulent scheme and course of business by disseminating materially false and misleading statements regarding EEX's and ENSERCH's business, which allegedly caused the plaintiffs and other members of the class to purchase EEX and ENSERCH stock at artificially inflated prices. In such connection, the plaintiffs alleged that the defendants violated various provisions of the Securities Act of 1933 and the Securities and Exchange Act of 1934 (Exchange Act).

     Also in August 1998, Stan C. Thorne (Thorne) filed suit in the United States District Court for the Southern District of Texas against EEX, ENSERCH, DeGolyer & MacNaughton, David W. Biegler, Gary J. Junco, Fredrick S. Addy and
B. K. Irani. Thorne sought to represent a class comprised of all purchasers of the common stock of EEX during the period of August 3, 1995 through August 5, 1997. Thorne alleged that the defendants engaged in a course of conduct designed to mislead the plaintiff and investing public in order to maintain the price of EEX common stock at artificially high levels through false and misleading representations concerning the gas reserves of EEX in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder.
Thorne also alleged that the defendants were negligent in making such misrepresentations and that they constituted common law fraud against the defendants.

     In December 1998, the United States District Court for the Northern District of Texas issued an Order in Cause No. 3-98-CV-1808-G consolidating the Gracy Fund and the Thorne suits (the Consolidated Action). On January 22, 1999, the Gracy Fund, et al filed an amended class action complaint in the Consolidated Action against EEX, ENSERCH, David W. Biegler, Gary J. Junco, Thomas Hamilton, J. Philip McCormick, Fredrick S. Addy and B. K. Irani. The Company and Erle Nye were omitted as defendants pursuant to a tolling agreement. The individual named defendants in the amended complaint are current or former officers and/or directors of EEX, and Mr. Biegler has been an officer and director of ENSERCH. The amended complaint alleges violations of provisions of the Securities Act of 1933 and the Exchange Act. The state law claims alleged in the Thorne case have been omitted. The class period was amended to include those persons acquiring stock of ENSERCH and/or EEX between August 3, 1995 and August 5, 1997, inclusive. No amount of damages has been specified in the Consolidated Action. The Company is continuing to evaluate these claims and is unable at this time to predict the outcome of this proceeding, but it intends to vigorously defend this suit.

     General -- In addition to the above, the Company and other subsidiaries, including TU Electric, are involved in various other legal and administrative proceedings which, in the opinion of each, should not have a material effect upon their financial position, results of operation or cash flows.

15.  SUPPLEMENTARY FINANCIAL INFORMATION

     Sale of Receivables and Other Receivable Financing -- TU Electric has facilities with financial institutions whereby it is entitled to sell and such financial institutions may purchase, on an ongoing basis, undivided interests in customer accounts receivable representing up to an aggregate of $450 million. ENSERCH has a similar facility for $100
million.    Additional   receivables   are   continually   sold   to  replace
those collected. At December 31, 1998 and 1997, accounts receivable of TU Electric was reduced by $450 million and $300 million, respectively, and accounts receivable of ENSERCH companies were reduced by $100 million to reflect the sales of such receivables to financial institutions under such agreements. Eastern Group has facilities with financial institutions whereby it may borrow funds using trade accounts receivable as collateral. At December 31, 1998, Eastern Group had borrowed $496 million under these facilities.

     Restricted Cash -- At December 31, 1998, $675 million of the deposits classified with investments has been used to cash-collateralize existing future obligations of Eastern Group to certain banks in respect of the funding of the leases of three power stations, and $511 million is matched to lease obligations arising from a leasing arrangement on two other power stations.

     Contracts -- A provision for unfavorable long-term gas and electricity contracts of Eastern Group was established at acquisition for contracts that expire in 2009 and 2011 and is reflected in other liabilities.

          Quarterly Information (unaudited) -- In the opinion of the Company and TU Electric, respectively, the information below includes all adjustments (constituting only normal recurring accruals) necessary to a fair statement of such amounts. Quarterly results are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including rate changes, variations in maintenance and other operating expense patterns, and the charges for regulatory disallowances. Certain quarterly information has been reclassified to conform to the current year presentation.



The Company
                                                                                                       Basic
                                                                                                      Earnings
                                                                                Consolidated         Per Share of
                              Operating Revenues      Operating Income          Net Income           Common Stock*
                              ------------------     ------------------       ---------------       ---------------
Quarter Ended                  1998        1997      1998          1997       1998       1997       1998       1997
--------------                 ----        ----      ----          ----       ----       ----       ----       ----

March 31. . . . . . . . .    $ 2,499      $1,494    $   426      $  382      $ 127       $ 115     $0.52      $0.51
June 30 . . . . . . . . .      3,236       1,588        474         460         83         161      0.33       0.72
September 30. . . . . . .      4,380       2,265        783         684        294         290      1.04       1.24
December 31 . . . . . . .      4,621       2,599        780         380        236          94      0.89       0.39
                             -------      ------    -------      ------      -----       -----
                             $14,736      $7,946    $ 2,463      $1,906      $ 740       $ 660
                             =======      ======    =======      ======      =====       =====

* The  sum  of  the  quarters  may not equal annual earnings per share due to
rounding.   Diluted earnings per share for the quarter ended March 31,
1998 was $0.51. All other quarters were not different from basic earnings per share.

TU Electric



                                                                                Consolidated
                              Operating Revenues      Operating Income          Net Income
                              ------------------     ------------------       ---------------
Quarter Ended                  1998        1997      1998          1997       1998       1997
--------------                 ----        ----      ----          ----       ----       ----

March 31. . . . . . . . .    $ 1,332      $1,365    $   270      $  272      $ 137       $ 143
June 30 . . . . . . . . .      1,666       1,452        344         330        205         183
September 30. . . . . . .      2,123       1,851        498         477        365         322
December 31 . . . . . . .      1,367       1,467        221         268         91         124
                             -------      ------    -------      ------      -----       -----
                             $ 6,488      $6,135    $ 1,333      $1,347      $ 798       $ 772
                             =======      ======    =======      ======      =====       =====


16.   PREFERRED STOCK OF TU ELECTRIC AND OTHER SUBSIDIARIES OF THE COMPANY

                                                                                                     Redemption Price Per Share
                                                                                                           (Before Adding
                                                        Shares Outstanding           Amount           Accumulated Dividends)
Dividend Rate                                              December 31,            December 31,          December 31, 1998
--------------                                           ---------------         ----------------    --------------------------
                                                         1998       1997         1998      1997
                                                         ----       ----         ----      ----
                                                        Thousands of Shares
Not Subject to Mandatory Redemption:
TU Electric (cumulative, without par value, entitled upon liquidation to $100 a share; authorized 17,000,000 shares)

$  4.50 series  . . . . . . . . . . . . . . . . . . .      22        22        $   2     $   2               $110.00
   4.00 series (Dallas Power) . . . . . . . . . . . .      21        21            2         2                103.56
   4.56 series (Texas Power). . . . . . . . . . . . .      53        53            5         5                112.00
   4.00 series (Texas Electric) . . . . . . . . . . .      69        69            7         7                102.00
   4.56 series (Texas Electric) . . . . . . . . . . .      22        22            2         2                112.00
   4.24 series  . . . . . . . . . . . . . . . . . . .      18        18            2         2                103.50
   4.64 series. . . . . . . . . . . . . . . . . . . .      25        25            3         3                103.25
   4.84 series. . . . . . . . . . . . . . . . . . . .      16        16            2         2                101.79
   4.00 series (Texas Power). . . . . . . . . . . . .      27        27            3         3                102.00
   4.76 series. . . . . . . . . . . . . . . . . . . .      23        23            2         2                102.00
   5.08 series. . . . . . . . . . . . . . . . . . . .      28        28            3         3                103.60
   4.80 series. . . . . . . . . . . . . . . . . . . .      21        21            2         2                102.79
   4.44 series. . . . . . . . . . . . . . . . . . . .      34        34            3         3                102.61
   8.20 series (a) (c). . . . . . . . . . . . . . . .       -       147            -        14                     -
   7.98 series. . . . . . . . . . . . . . . . . . . .     261       261           26        26                   (b)
   7.50 series (a). . . . . . . . . . . . . . . . . .     308       308           30        30                   (b)
   7.22 series (a). . . . . . . . . . . . . . . . . .     221       221           21        21                   (b)
                                                        -----     -----        -----     -----
        Total . . . . . . . . . . . . . . . . . . . .   1,169     1,316          115       129
                                                        -----     -----        -----     -----

ENSERCH (entitled upon liquidation to stated value per share; authorized 2,000,000 shares)
Adjustable Rate Preferred Stock:
   Series E (c) (d) . . . . . . . . . . . . . . . .         -       100            -       100                     -
   Series F (d) . . . . . . . . . . . . . . . . . .        75        75           75        75                   (b)
                                                        -----     -----        -----     -----
        Total . . . . . . . . . . . . . . . . . . .        75       175           75       175
                                                        -----     -----        -----     -----
             Total. . . . . . . . . . . . . . . . .     1,244     1,491        $ 190     $ 304
                                                        =====     =====        =====     =====


TU Electric - Subject to Mandatory Redemption (e)
   $ 6.98 series. . . . . . . . . . . . . . . . . .       107       107        $  11     $  11                   (b)
     6.375 series . . . . . . . . . . . . . . . . .       100       100           10        10                   (b)
                                                        -----     -----        -----     -----

             Total. . . . . . . . . . . . . . . . .       207       207        $  21     $  21
                                                        =====     =====        =====     =====

(a) The preferred stock series is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share represents one quarter of a share of underlying preferred stock.
(b) Preferred stock series is not redeemable at December 31, 1998.
(c) Preferred stock series redeemed in January 1998.
(d) Stated value $1,000 per share. The preferred stock series is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share represents one-fortieth of a share for Series F ($25 per share). Dividend rates are determined quarterly, in advance, based on certain US Treasury rates. At December 31, 1998, the Series F bears a dividend rate of 4.5%.
(e) TU Electric is required to redeem at a price of $100 per share plus accumulated dividends a specified minimum number of shares annually or semi-annually on the initial/next dates shown below. These redeemable shares may be called, purchased or otherwise acquired. Certain issues may not be redeemed at the option of TU Electric prior to 2003. TU Electric may annually call for redemption, at its option, an aggregate of up to twice the number of shares shown below for each series at a price of $100 per share plus accumulated dividends.

                         Minimum Redeemable           Initial/Next Date of
             Series            Shares                  Mandatory Redemption
             -------     ------------------           ---------------------

             $  6.98       50,000 annually               July 1, 2003
               6.375       50,000 annually               October 1, 2003

     The carrying value of preferred stock subject to mandatory redemption is being increased periodically to equal the redemption amounts at the mandatory redemption dates with a corresponding increase in preferred stock dividends.

17.   SEGMENT INFORMATION

     The Company's reportable segments are strategic business units that offer different products and services or are geographically integrated. They are managed separately because each business requires different marketing strategies or is in a different geographic area.

     The Company has five reportable operating segments:

     (1) US Electric - operations engaged in the generation, purchase, transmission, distribution and sale of electric energy primarily in the north central, eastern and western portions of Texas (primarily TU Electric, Southwestern Electric Service Company, Fuel Company and Mining Company operations);

     (2) US Gas - operations engaged in the gathering, processing, transmission and distribution of natural gas and selling of natural gas liquids primarily within Texas (primarily Lone Star Gas, Lone Star Pipeline and Enserch Processing, Inc.);

     (3) US Energy Marketing - operations engaged in purchasing and selling natural gas and electricity and providing risk management services for the energy industry throughout the US (EES);

     (4) UK/Europe - operations engaged in the generation, purchase, distribution and sale of electricity and the purchase and sale of natural gas primarily in the UK, with additional energy interests throughout the rest of Europe (primarily Eastern Group);

     (5) Australia - operations engaged in the purchase, distribution and sale of electricity and natural gas and the provision of other energy-related services primarily in the State of Victoria, Australia (primarily Eastern Energy); and

     (6) Other - non-segment operations consist of telecommunications, retail energy services, international gas operations, power development and other energy development activities.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net income or loss. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.



                                                              US
                                          US       US       Energy        UK/                All
                                       Electric    Gas     Marketing   Europe    Australia  Other  Eliminations  Consolidated
                                       --------  -------   ---------   -------   ---------  -----  ------------  ------------
                                                                        Million of Dollars

Trade Revenues-
                1998. . . . . . . . .   $6,541      $822     $3,198     $3,601       $439    $135       $  -          $14,736
                1997. . . . . . . . .    6,176       409        859          -        489      13          -            7,946
                1996. . . . . . . . .    6,077         -          -          -        474       -          -            6,551

Affiliated Revenues-
                1998. . . . . . . . .        -        42          1          -          -     337       (380)               -
                1997. . . . . . . . .        -        19          -          -          -       -        (19)               -
                1996. . . . . . . . .        -         -          -          -          -       -          -                -

Depreciation and Amortization -
                 1998 . . . . . . . .      759        75          1        240         43      29          -            1,147
                 1997 . . . . . . . .      580        29          1          -         48       8          -              666
                 1996 . . . . . . . .      570         -          -          -         48       3          -              621

Equity in Earnings of Unconsolidated
     Subsidiaries -
                  1998. . . . . . . .        -         -          -          4          -     (23)         -              (19)
                  1997. . . . . . . .        -         -          -          -          -     (27)         -              (27)
                  1996. . . . . . . .        -         -          -          -          -     (15)         -              (15)

Interest Income -
                 1998 . . . . . . . .        3         1          -        106          -     114        (85)             139
                 1997 . . . . . . . .        6         -          -          -          -      26          -               32
                 1996 . . . . . . . .        2         -          -          -          -      26          -               28

Interest Expense and Other Charges -
                 1998 . . . . . . . .      580        78          2        447         59     300        (85)           1,381
                 1997 . . . . . . . .      648        35          2          -         73     119        (25)             852
                 1996 . . . . . . . .      705         -          -          -         87      81          -              873

Income Tax Expense -
                 1998 . . . . . . . .      486        (6)         3        119         25    (101)         -              526
                 1997 . . . . . . . .      408         5         (6)         -         20     (50)         -              377
                 1996 . . . . . . . .      405         -          -          -         13     (43)         -              375

Net Income -
                1998. . . . . . . . .      788       (32)         6        140         31    (193)         -              740
                1997. . . . . . . . .      748        (2)       (12)         -         17     (91)         -              660
                1996. . . . . . . . .      812         -          -          -          8     (66)         -              754

Investment in Equity Investees -
                1998. . . . . . . . .        -         -          -          -          -      18          -               18
                1997. . . . . . . . .        -         6          -          -          -     145          -              151
                1996. . . . . . . . .        -         -          -          -          -      65          -               65

Total Assets -
                 1998 . . . . . . . .   19,028     4,133      1,369     14,332      1,432  13,479    (14,259)          39,514
                 1997 . . . . . . . .   19,544     2,533        577          -      1,436   9,242     (8,468)          24,864
                 1996 . . . . . . . .   19,534         -          -          -      1,728   7,263     (7,149)          21,376

Capital Expenditures -
                1998. . . . . . . . .      506       185          2        341         63      76          -            1,173
                1997. . . . . . . . .      453        56          1          -         49      27          -              586
                1996. . . . . . . . .      384         -          -          -         35      15          -              434
