Form 10-Q
period 1999-03-31
TEXAS UTILITIES CO /TX/; TEXAS UTILITIES ELECTRIC CO
filed 1999-05-14
CIK 1023291, 710182

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                   FORM 10-Q

        ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                   -- OR --
        (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



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



Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes  X    No___

Common Stock outstanding at May 11, 1999:
Texas Utilities Company: 280,652,819 shares, without par value.
Texas Utilities Electric Company: 118,714,200 shares, without par value.

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

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----
     Item 1. Financial Statements

        Texas Utilities Company and Subsidiaries
             Condensed Statements of Consolidated Income -
             Three and Twelve Months Ended March 31, 1999 and 1998 . . . .    3

             Condensed Statements of Consolidated Comprehensive Income -
             Three and Twelve Months Ended March 31, 1999 and 1998 . . . .    4

             Condensed Statements of Consolidated Cash Flows -
             Three Months Ended March 31, 1999 and 1998. . . . . . . . . .    5

             Condensed Consolidated Balance Sheets -
             March 31, 1999 and December 31, 1998. . . . . . . . . . . . .    6

        Texas Utilities Electric Company and Subsidiaries
             Condensed Statements of Consolidated Income -
             Three and Twelve Months Ended March 31, 1999 and 1998 . . . .    8

             Condensed Statements of Consolidated Comprehensive Income -
             Three and Twelve Months Ended March 31, 1999 and 1998 . . . .    8

             Condensed Statements of Consolidated Cash Flows -
             Three Months Ended March 31, 1999 and 1998. . . . . . . . . .    9

             Condensed Consolidated Balance Sheets -
             March 31, 1999 and December 31, 1998. . . . . . . . . . . . .   10

        Notes to Condensed Consolidated Financial Statements . . . . . . .   12

        Independent Accountants' Reports . . . . . . . . . . . . . . . . .   23

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations . . . . . . . . . . . . . . . . . .   25

     Item 3. Quantitative and Qualitative Disclosures About Market Risk. .   37

     Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . .   37

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .   38

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   40

                                PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                         CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                         (Unaudited)


                                                                         Three Months Ended     Twelve Months Ended
                                                                               March 31,               March 31,
                                                                         ------------------     -------------------
                                                                           1999       1998       1999        1998
                                                                           ----       ----       ----        ----
                                                                                      Millions of Dollars

OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . .     $4,468    $2,500      $16,704     $8,952


OPERATING EXPENSES
  Fuel and purchased power. . . . . . . . . . . . . . . . . . . . . . .    1,290       454        4,635      2,175
  Gas and electricity purchased for resale. . . . . . . . . . . . . . .    1,388       844        4,659      1,907
  Operation and maintenance . . . . . . . . . . . . . . . . . . . . . .      728       428        2,870      1,642
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . .      290       185        1,252        693
  Taxes other than income . . . . . . . . . . . . . . . . . . . . . . .      159       163          638        585
                                                                          ------    ------      -------     ------
    Total operating expenses. . . . . . . . . . . . . . . . . . . . . .    3,855     2,074       14,054      7,002
                                                                          ------    ------      -------     ------

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . .      613       426        2,650      1,950

OTHER INCOME (DEDUCTIONS) - NET . . . . . . . . . . . . . . . . . . . .      (6)      (10)          49        (48)
                                                                          ------    ------      -------     ------
INCOME BEFORE INTEREST, OTHER CHARGES
  AND INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . . .      607       416        2,699      1,902
                                                                          ------    ------      -------     ------

INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32         8          163         31

INTEREST EXPENSE AND OTHER CHARGES
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      353       204        1,449        785
  Distributions on Company or subsidiary obligated, mandatorily redeemable, preferred securities of Company or subsidiary trusts, each holding solely junior subordinated debentures of the Company
    or related subsidiary . . . . . . . . . . . . . . . . . . . . . . .       24        17           81         72
  Preferred stock dividends of subsidiaries . . . . . . . . . . . . . .        4         5           15         20
  Allowance for borrowed funds used during construction . . . . . . . .       (3)       (3)          (9)        (9)
                                                                          ------    ------      -------     ------
     Total interest expense and other charges . . . . . . . . . . . . .      378       223        1,536        868
                                                                          ------    ------      -------     ------

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . .      261       201        1,326      1,065

INCOME TAX EXPENSE. . . . . . . . . . . . . . . . . . . . . . . . . . .       79        74          531        393
                                                                          ------    ------      -------     ------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  182    $  127      $   795     $  672
                                                                          ======    ======      =======     ======


Average shares of common stock outstanding (millions) . . . . . . . . .      282       245          274        236

Per share of common stock:
  Basic earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $0.65     $0.52        $2.90      $2.85
  Diluted earnings. . . . . . . . . . . . . . . . . . . . . . . . . . .    $0.65     $0.51        $2.90      $2.84
  Dividends declared. . . . . . . . . . . . . . . . . . . . . . . . . .   $0.575     $0.55        $2.25      $2.15

See Notes to Condensed Consolidated Financial Statements.

                                    TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                                   (Unaudited)


                                                              Three Months Ended       Twelve Months Ended
                                                                   March 31,                March 31,
                                                              ------------------       -------------------
                                                               1999        1998        1999          1998
                                                               ----        ----        ----          ----
                                                                           Millions of Dollars
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 182      $ 127       $ 795         $ 672
                                                               -----      -----       -----         -----

OTHER COMPREHENSIVE INCOME (LOSS) - net change during period:
  Foreign currency translation adjustments. . . . . . . . . .    (90)        27        (156)          (93)
  Unrealized holding losses on investments. . . . . . . . . .      -          -         (13)            -
  Minimum pension liability adjustments . . . . . . . . . . .      1          -          (5)            -
                                                               ------     -----       -----         -----
    Total . . . . . . . . . . . . . . . . . . . . . . . . . .    (89)        27        (174)          (93)
                                                               -----      -----       -----         -----
  Deferred income tax effects . . . . . . . . . . . . . . . .      5         (3)        (20)           26
                                                               -----      -----       -----         -----

COMPREHENSIVE INCOME. . . . . . . . . . . . . . . . . . . . .  $  98      $ 151       $ 601         $ 605
                                                               =====      =====       =====         =====

See Notes to Condensed Consolidated Financial Statements.

                                           TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                                        CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                             (Unaudited)



                                                                                                             Three Months Ended
                                                                                                                   March 31,
                                                                                                             ------------------
                                                                                                              1999        1998
                                                                                                              ----        ----
                                                                                                             Millions of Dollars
CASH FLOWS - OPERATING ACTIVITIES
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  182      $  127
  Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization (including amounts charged to fuel) . . . . . . . . . . . . . . . . . .      339         224
    Deferred income taxes - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       93          71
    Investment tax credits - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (6)         (6)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1)          9
    Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      106         284
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       74          38
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (293)       (203)
      Interest and taxes accrued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (166)        (29)
      Other working capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       99         (42)
      Over/(under)-recovered fuel revenue - net of deferred taxes . . . . . . . . . . . . . . . . . . . .       40          26
      Energy marketing risk management assets and liabilities . . . . . . . . . . . . . . . . . . . . . .      (44)        (19)
      Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (65)          7
                                                                                                            ------      ------
        Cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      358         487
                                                                                                            ------      ------
CASH FLOWS - FINANCING ACTIVITIES
  Issuances of securities -
    Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,920         450
  Retirements of securities:
    Other long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,633)        (93)
    Preferred stock of subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -         (114)
    Company or subsidiary obligated,  mandatorily redeemable, preferred securities of Company or subsidiary trusts, each holding solely junior subordinated debentures of the Company or related
      subsidiary .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -          (47)
    Change in notes payable:
      Commercial paper  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      174       1,430
      Banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (251)         (5)
    Common stock dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (143)       (136)
    Debt premium, discount, financing and reacquisition expenses. . . . . . . . . . . . . . . . . . . . .      (24)        (75)
                                                                                                            ------      ------
        Cash provided by financing activities.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,043       1,410
                                                                                                            ------      ------
CASH FLOWS - INVESTING ACTIVITIES
  Acquisitions of businesses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,054)     (1,640)
  Construction expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (286)       (153)
  Nuclear fuel (excluding allowance for equity funds used during construction). . . . . . . . . . . . . .      (19)        (15)
  Other.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (82)        (88)
                                                                                                            ------      ------
        Cash used in investing activities.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,441)     (1,896)
                                                                                                            ------      ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . .       (6)         22
                                                                                                            ------      ------
NET CHANGE IN CASH AND CASH EQUIVALENTS.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (46)         23

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      796          44
                                                                                                            ------     -------
CASH AND CASH EQUIVALENTS - ENDING BALANCE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  750     $    67
                                                                                                            ======     =======

See Notes to Condensed Consolidated Financial Statements.

                             TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                             ASSETS


                                                                                  March 31,
                                                                                     1999      December 31,
                                                                                 (Unaudited)      1998
                                                                                 ----------    ------------
                                                                                    Millions of Dollars
PROPERTY, PLANT AND EQUIPMENT
United States (US):
  Electric. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $23,196        $23,130
  Gas distribution and pipeline . . . . . . . . . . . . . . . . . . . . . . . .     1,249          1,212
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       852            844
                                                                                  -------        -------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25,297         25,186
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . .     7,575          7,426
                                                                                  -------        -------
    Net of accumulated depreciation . . . . . . . . . . . . . . . . . . . . . .    17,722         17,760
  Construction work in progress . . . . . . . . . . . . . . . . . . . . . . . .       384            346
  Nuclear fuel (net of accumulated amortization: 1999 - $572;
    1998 - $549). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       199            202
  Held for future use . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        24             24
  Less reserve for regulatory disallowances . . . . . . . . . . . . . . . . . .       836            836
                                                                                  -------        -------
    Net US property, plant and equipment. . . . . . . . . . . . . . . . . . . .    17,493         17,496

UK/Europe - Electric and other (net of accumulated depreciation: 1999 - $206;
    1998 -  $147) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,301          4,428
Australia - Electric and gas distribution (net of accumulated depreciation:
    1999 - $137; 1998 - $121) . . . . . . . . . . . . . . . . . . . . . . . . .     1,516            943
                                                                                  -------        -------
    Net property, plant and equipment . . . . . . . . . . . . . . . . . . . . .    23,310         22,867
                                                                                  -------        -------

INVESTMENTS
Goodwill (net of accumulated amortization: 1999 - $197; 1998 - $154). . . . . .     7,215          6,830
Other investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,534          2,482
                                                                                  -------        -------
    Total investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,749          9,312
                                                                                  -------        -------

CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .       750            796
  Accounts receivable (net of allowance for uncollectible accounts:
    1999 - $37; 1998 - $50) . . . . . . . . . . . . . . . . . . . . . . . . . .     1,762          1,887
  Inventories - at average cost:
    Materials and supplies. . . . . . . . . . . . . . . . . . . . . . . . . . .       261            267
    Fuel stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       238            276
    Gas stored underground. . . . . . . . . . . . . . . . . . . . . . . . . . .        94            133
  Energy marketing risk management assets . . . . . . . . . . . . . . . . . . .       569            832
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .        53             88
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       356            308
                                                                                  -------        -------
    Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,083          4,587
                                                                                  -------        -------

DEFERRED DEBITS
  Unamortized regulatory assets . . . . . . . . . . . . . . . . . . . . . . . .     1,761          1,805
  Long-term prepayments . . . . . . . . . . . . . . . . . . . . . . . . . . . .       514            527
  Other deferred debits . . . . . . . . . . . . . . . . . . . . . . . . . . . .       480            416
                                                                                  -------        -------
    Total deferred debits . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,755          2,748
                                                                                  -------        -------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $39,897        $39,514
                                                                                  =======        =======

See Notes to Condensed Consolidated Financial Statements.

                                                                           TEXAS UTILITIES COMPANY AND SUBSIDIARIES
                                                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                CAPITALIZATION AND LIABILITIES





                                                                                                      March 31,
                                                                                                        1999        December 31,
                                                                                                    (Unaudited)        1998
                                                                                                    ----------      -----------
                                                                                                         Millions of Dollars
CAPITALIZATION
  Common stock without par value:
    Authorized shares - 500,000,000
    Outstanding shares -1999 and 1998 - 282,332,819. . . . . . . . . . . . . . . . . . . . . . . .    $ 6,942        $ 6,940
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,469          1,448
  Accumulated other comprehensive income (loss):
    Foreign currency translation adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . .       (208)          (123)
    Unrealized holding losses on investments . . . . . . . . . . . . . . . . . . . . . . . . . . .        (13)           (13)
    Minimum pension liability adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (5)            (6)
                                                                                                      -------        -------
       Total common stock equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,185          8,246
  Preferred stock of subsidiaries:
    Not subject to mandatory redemption. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        190            190
    Subject to mandatory redemption. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21             21
  Company or subsidiary obligated, mandatorily redeemable, preferred securities of
    Company or subsidiary trusts, each holding solely junior subordinated debentures of
    the Company or related subsidiary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,193          1,193
  Long-term debt, less amounts due currently . . . . . . . . . . . . . . . . . . . . . . . . . . .     16,486         15,133
                                                                                                      -------        -------
       Total capitalization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     26,075         24,783
                                                                                                      -------        -------


CURRENT LIABILITIES
  Notes payable:
    Commercial paper . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,054           2,055
    Banks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       618             896
  Long-term debt due currently . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,072           1,071
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,447           1,747
  Energy marketing risk management liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .       532             838
  Dividends declared . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       182             164
  Taxes accrued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       420             490
  Interest accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       200             310
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       875             705
                                                                                                     -------         -------
       Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,400           8,276
                                                                                                     -------         -------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Accumulated deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,739           3,718
  Unamortized investment tax credits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       542             548
  Other deferred credits and noncurrent liabilities. . . . . . . . . . . . . . . . . . . . . . . .     2,141           2,189
                                                                                                     -------         -------
       Total deferred credits and other noncurrent liabilities . . . . . . . . . . . . . . . . . .     6,422           6,455
                                                                                                     -------         -------

COMMITMENTS AND CONTINGENCIES (Note 7)

                                                                                                     -------         -------
           Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $39,897         $39,514
                                                                                                     =======         =======

See Notes to Condensed Consolidated Financial Statements.

                                                          TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                                                           CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                                                   (Unaudited)

                                                                                 Three Months Ended      Twelve Months Ended
                                                                                      March 31,                 March 31,
                                                                                 ------------------      -------------------
                                                                                 1999          1998      1999          1998
                                                                                 ----          ----      ----          ----
                                                                                             Millions of Dollars
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $1,285        $1,332     $6,441       $6,102
                                                                                ------        ------     ------       ------

OPERATING EXPENSES
  Fuel and purchased power . . . . . . . . . . . . . . . . . . . . . . . . .       413           430      2,085        2,043
  Operation and maintenance. . . . . . . . . . . . . . . . . . . . . . . . .       315           282      1,313        1,215
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .       147           144        752          573
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        45            75        460          417
  Taxes other than income. . . . . . . . . . . . . . . . . . . . . . . . . .       132           130        535          508
                                                                                ------        ------     ------       ------
      Total operating expenses . . . . . . . . . . . . . . . . . . . . . . .     1,052         1,061      5,145        4,756
                                                                                ------        ------     ------       ------


OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       233           271      1,296        1,346
                                                                                ------        ------     ------       ------

OTHER INCOME (DEDUCTIONS)
  Allowance for equity funds used during construction. . . . . . . . . . . .         1             2          6            7
  Other income (deductions) - net. . . . . . . . . . . . . . . . . . . . . .        (4)            5        (22)           -
  Income tax benefit (expense) . . . . . . . . . . . . . . . . . . . . . . .         1            (2)         7           (8)
                                                                                ------        ------     ------       ------
      Total other income (deductions). . . . . . . . . . . . . . . . . . . .        (2)            5         (9)          (1)
                                                                                ------        ------     ------       ------

INCOME BEFORE INTEREST AND OTHER CHARGES . . . . . . . . . . . . . . . . . .       231           276      1,287        1,345
                                                                                ------        ------     ------       ------

INTEREST INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1            -           4            4

INTEREST EXPENSE AND OTHER CHARGES
  Interest.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       112           124        464          519
  Distributions on TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely junior
   subordinated debentures of TU Electric. . . . . . . . . . . . . . . . . .        17            17         69           72
  Allowance for borrowed funds used during construction. . . . . . . . . . .        (3)           (2)        (9)          (8)
                                                                                ------        ------     ------       ------
      Total interest expense and other charges . . . . . . . . . . . . . . .       126           139        524          583
                                                                                ------        ------     ------       ------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       106           137        767          766

PREFERRED STOCK DIVIDENDS. . . . . . . . . . . . . . . . . . . . . . . . . .         3             3         12           18
                                                                                ------        ------     ------       ------
NET INCOME AVAILABLE FOR
     COMMON STOCK. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  103        $  134     $  755       $  748
                                                                                ======        ======     ======       ======


                                          CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                                                (Unaudited)


                                                                                 Three Months Ended      Twelve Months Ended
                                                                                     March 31,                 March 31,
                                                                                 ------------------      -------------------
                                                                                 1999          1998      1999           1998
                                                                                 ----          ----      ----           ----
                                                                                            Millions of Dollars

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  106        $  137     $  767       $  766
                                                                                ------        ------     ------       ------

OTHER COMPREHENSIVE INCOME (LOSS) - net change during
  period in minimum pension liability adjustment. . . . . . . . . . . . . . .       -             -          (1)          -
                                                                                ------        ------     ------       ------
     Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -             -          (1)          -
                                                                                ------        ------     ------       ------

COMPREHENSIVE INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  106        $  137     $  766       $  766
                                                                                ======        ======     ======       ======


See Notes to Condensed Consolidated Financial Statements.

                                                             TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                                                              CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                                                 (Unaudited)




                                                                                                                Three Months Ended
                                                                                                                      March 31,
                                                                                                                ------------------
                                                                                                                 1999        1998
                                                                                                                ----        ----
                                                                                                               Millions of Dollars

CASH FLOWS - OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 106       $ 137
  Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization (including amounts charged to fuel). . . . . . . . . . . . . . . . . . .       186         181
    Deferred income taxes - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        81          38
    Investment tax credits - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (6)         (5)
    Allowance for equity funds used during construction. . . . . . . . . . . . . . . . . . . . . . . . . .        (1)         (2)
    Changes in operating assets and liabilities:
      Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       109         132
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7           2
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1         (62)
      Interest and taxes accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (82)         10
      Other working capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (12)        (10)
      Over/(under) - recovered fuel revenue - net of deferred taxes. . . . . . . . . . . . . . . . . . . .        40          26
      Other - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2          32
                                                                                                               -----       -----
         Cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       431         479
                                                                                                               -----       -----
CASH FLOWS - FINANCING ACTIVITIES
  Issuance of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       111          -
  Retirements/repurchases of securities:
    Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (209)         (1)
    Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -          (14)
    TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding
     solely junior subordinated debentures of TU Electric. . . . . . . . . . . . . . . . . . . . . . . . .        -          (47)
    Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (148)       (143)
  Change in notes payable - affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (15)       (123)
  Preferred stock dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3)         (4)
  Debt premium, discount, financing and reacquisition expenses . . . . . . . . . . . . . . . . . . . . . .       (10)         (3)
                                                                                                               -----       -----
         Cash used in financing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (274)       (335)
                                                                                                               -----       -----
CASH FLOWS - INVESTING ACTIVITIES
  Construction expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (135)       (108)
  Allowance for equity funds used during construction (excluding amount for nuclear fuel). . . . . . . . .        -            1
  Nuclear fuel (excluding allowance for equity funds used during construction) . . . . . . . . . . . . . .       (19)        (15)
  Other investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (7)        (19)
                                                                                                               -----       -----
         Cash used in investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (161)       (141)

NET CHANGE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (4)          3

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5          12
                                                                                                               -----       -----
CASH AND CASH EQUIVALENTS - ENDING BALANCE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   1       $  15
                                                                                                               =====       =====

See Notes to Condensed Consolidated Financial Statements.

                                            TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                 ASSETS

                                                                                   March 31,
                                                                                     1999      December
                                                                                  (Unaudited)    1998
                                                                                  -----------  --------
                                                                                    Millions of Dollars

ELECTRIC PLANT
  In service:
    Production. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $15,475    $15,469
    Transmission. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,623      1,621
    Distribution. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,104      5,046
    General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      447        447
                                                                                   -------    -------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22,649     22,583
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . .    6,911      6,789
                                                                                   -------    -------
      Electric plant in service, less accumulated depreciation. . . . . . . . . .   15,738     15,794
  Construction work in progress . . . . . . . . . . . . . . . . . . . . . . . . .      265        226
  Nuclear fuel (net of accumulated amortization:  1999 - $572;
      1998 - $549)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      199        201
  Held for future use . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24         24
                                                                                   -------   --------
      Electric plant, less accumulated depreciation and amortization  . . . . . .   16,226     16,245
  Less reserve for regulatory disallowances . . . . . . . . . . . . . . . . . . .      836        836
                                                                                   -------   --------
      Net electric plant. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15,390     15,409
                                                                                   -------    -------

INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      600        588
                                                                                   -------    -------

CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .        1          5
  Accounts receivable (net of allowance for uncollectible accounts: 1999 - $3;
      1998 - $7). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       96        205
  Inventories - at average cost:
    Materials and supplies. . . . . . . . . . . . . . . . . . . . . . . . . . . .      176        181
    Fuel stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       82         84
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       41         73
  Prepayments and other current assets. . . . . . . . . . . . . . . . . . . . . .       54         36
                                                                                   -------    -------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .      450        584
                                                                                   -------    -------

DEFERRED DEBITS
  Unamortized regulatory assets . . . . . . . . . . . . . . . . . . . . . . . . .    1,707      1,750
  Other deferred debits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       88         74
                                                                                   -------    -------
      Total deferred debits . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,795      1,824
                                                                                   -------    -------

           Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $18,235    $18,405
                                                                                   =======    =======


See Notes to Condensed Consolidated Financial Statements.

                                                      TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
                                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                               CAPITALIZATION AND LIABILITIES



                                                                                               March 31,
                                                                                                  1999      December 31,
                                                                                              (Unaudited)       1998
                                                                                              -----------   ------------
                                                                                                  Millions of Dollars

CAPITALIZATION
  Common stock without par value:
    Authorized shares - 180,000,000
    Outstanding shares - 1999 - 118,714,200 and 1998 - 123,660,700 . . . . . . . . . . . . . .  $ 3,590         $ 3,738
  Stock of parent held for long-term incentive plan trust. . . . . . . . . . . . . . . . . . .      (11)             (9)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,871           2,767
  Accumulated other comprehensive income (loss) -
    Minimum pension liability adjustment . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1)             (1)
                                                                                                -------         -------
       Total common stock equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,449           6,495
  Preferred stock:
    Not subject to mandatory redemption. . . . . . . . . . . . . . . . . . . . . . . . . . . .      115             115
    Subject to mandatory redemption. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21              21
  TU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts
    holding solely junior subordinated debentures of TU Electric . . . . . . . . . . . . . . .      823             823
  Long-term debt, less amounts due currently . . . . . . . . . . . . . . . . . . . . . . . . .    5,117           5,208
                                                                                                -------         -------
       Total capitalization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12,525          12,662
                                                                                                -------         -------


CURRENT LIABILITIES
  Notes payable - affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      148             163
  Long-term debt due currently . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      528             533
  Accounts payable:
    Affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      143             115
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      130             157
  Customers' deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       78              76
  Taxes accrued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      108             169
  Interest accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      112             133
  Over-recovered fuel revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      114              52
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      123             113
                                                                                                -------         -------
       Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,484           1,511
                                                                                                -------         -------


DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Accumulated deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,304           3,307
  Unamortized investment tax credits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      530             536
  Other deferred credits and noncurrent liabilities. . . . . . . . . . . . . . . . . . . . . .      392             389
                                                                                                -------         -------
       Total deferred credits and other noncurrent liabilities . . . . . . . . . . . . . . . .    4,226           4,232
                                                                                                -------         -------
COMMITMENTS AND CONTINGENCIES (Note 7)

                                                                                                -------         -------
          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $18,235         $18,405
                                                                                                =======         =======

See Notes to Condensed Consolidated Financial Statements.

TEXAS UTILITIES COMPANY AND SUBSIDIARIES
TEXAS UTILITIES ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.BUSINESS, MERGERS AND ACQUISITIONS

TUC

     Texas Utilities Company (TUC or the Company), a Texas corporation, is a holding company whose principal United States (US) operations are conducted through Texas Utilities Electric Company (TU Electric), ENSERCH Corporation (ENSERCH), and Texas Energy Industries, Inc. (TEI). Its principal international operations are conducted through TU International Holdings Limited (TU International Holdings), which in turn owns TXU Eastern Holdings Limited (TXU Eastern) and TU Australia Holdings L.P. (TU Australia Holdings). TXU Eastern's operations in the United Kingdom (UK) and Europe are conducted through subsidiaries of Eastern Group plc (Eastern Group), primarily Eastern Electricity plc (Eastern Electricity). TU Australia Holdings' principal operating subsidiaries include Eastern Energy Limited (Eastern Energy) and the recently acquired gas operations in Australia which are described below. Through its subsidiaries, the Company engages in the generation, purchase, transmission, distribution and sale of electricity; the gathering, processing, transmission and distribution of natural gas; energy marketing; and telecommunications, retail energy services, international gas operations, power development and other businesses primarily in the US, UK and Australia.

     In March 1998, the Company made an offer for all the ordinary shares of The Energy Group PLC (TEG), the former holding company of Eastern Group. The Company's offer for TEG was declared unconditional on May 19, 1998, which was determined to be the date the Company acquired TEG. The Company recorded its approximate 22% equity interest in the net income of TEG for the period March 1998 to May 19, 1998 and has accounted for TEG and Eastern Group as consolidated subsidiaries since May 19, 1998.

     Immediately prior to being acquired by the Company, TEG completed the sale of its US and Australian coal businesses and US energy marketing operations (Peabody Sale). The TEG businesses acquired by TUC, which exclude those representing the Peabody Sale, are referred to as "TEG Businesses Acquired". To date, the process of determining the fair value of assets acquired and liabilities assumed of TEG has not been completed; however, the excess of the purchase consideration plus acquisition costs over a preliminary estimate of net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of £3.3 billion ($5.3 billion), which is being amortized over 40 years. This amount is subject to revision as additional information about the fair value of TEG's assets acquired, liabilities assumed and contingencies existing at the acquisition date becomes known. In particular, there is uncertainty over the valuation of the electricity distribution system including metering assets pending finalization of the current distribution price review and the intention that the metering business market becomes competitive in 2000. In addition, there is uncertainty over the outcome of certain proceedings concerning the pension scheme. In April 1999, the gross adjusted consideration for the Peabody Sale was determined to be $2.1 billion without any adverse impact on results of operations, financial condition or cash flow.

     The following summary of unaudited condensed consolidated pro forma results of the Company's operations reflects the operations of the TEG Businesses Acquired as though the acquisition had occurred at the beginning of each period presented. Expenses of the acquisition incurred by the Company and the 22% equity in earnings of TEG have been eliminated. Amounts are in millions of dollars, except per share amounts.

                                                   Three Months             Twelve Months
                                                      Ended                     Ended
                                                  March 31, 1998            March 31, 1999
                                             -----------------------    -----------------------
                                             As Reported   Pro forma    As Reported   Pro forma
                                             -----------   ---------    -----------   ---------
     Operating revenues . . . . . . . . . .     $2,500      $4,314        $16,704      $17,407
     Operating income . . . . . . . . . . .        426         695          2,650        2,708
     Net income . . . . . . . . . . . . . .        127         229            795          802
     Average shares outstanding (millions).        245         283            274          282
     Earnings per share of common stock:
     Basic. . . . . . . . . . . . . . . . .      $0.52       $0.81          $2.90        $2.84
     Diluted. . . . . . . . . . . . . . . .      $0.51       $0.80          $2.90        $2.84

     The above pro forma results are based on the most current estimate of the fair value of assets acquired, liabilities assumed and contingencies existing as of the acquisition date of the TEG Businesses Acquired. These results are not necessarily indicative of what the actual results would have been for the periods had the acquisition occurred at the beginning of these periods. Further, the pro forma results are not intended to be a projection of the future results of the combined companies.

     On February 24, 1999, TU Australia Holdings acquired from the Government of Victoria, Australia the gas retail business of Kinetik Energy, which has approximately 400,000 gas customers, and the gas distribution operations of Westar, which is of a similar size (Westar/Kinetik Energy). The purchase price was $1.0 billion which has been principally financed through banks by TU Australia Holdings. A portion of the financing was provided by a six-month subordinated credit facility. To date, the process of determining the fair value of assets acquired and liabilities assumed of Westar/Kinetik Energy has not been completed; however, the excess of the purchase consideration plus acquisition costs over a preliminary estimate of net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of A$794 million ($499 million), which is being amortized over 40 years. This amount is subject to revision as additional information about the fair value of Westar/Kinetik Energy's assets acquired, liabilities assumed and contingencies existing at the acquisition date becomes known. Consolidated pro forma income and earnings per share for the periods ended March 31, 1999 and 1998, assuming the acquisition of Westar/Kinetik Energy had occurred at the beginning of the periods, would not have differed significantly from reported results.

     Since the acquisitions of TEG and Westar/Kinetik Energy were purchase business combinations, no financial or other information for those companies is presented for periods prior to their dates of acquisition.

     Throughout this document, references to TEG shall mean the consolidated UK entity acquired in May 1998, and references to Eastern Group or TXU
Eastern shall mean the Company's primary operations in the UK and other parts of Europe. References to Eastern Energy or TU Australia Holdings shall mean the Company's primary operations in Australia, including results for Westar/Kinetik Energy from date of acquisition.

     The following exchange rates have been used to convert foreign currency denominated amounts into US dollars:




                                                                     Income Statement
                                    Balance Sheet                     (Average Rates)
                                -----------------------  -----------------------------------------
                                                            Three Months         Twelve Months
                                March 31,  December 31,    Ended March 31,       Ended March 31,
                                ---------  ------------  ------------------   --------------------
                                   1999        1998         1999      1998       1999        1998
                                 -------     -------      -------   -------    -------     -------
 UK pounds sterling (pounds)     $1.6110     $1.6554      $1.6337      --      $1.6537        --

 Australian dollars (A$)         $0.6293     $0.6123      $0.6178   $0.6738    $0.6210     $0.7204


2.SIGNIFICANT ACCOUNTING POLICIES

TUC and TU Electric

     Basis of Presentation -- The condensed consolidated financial statements of TUC and its subsidiaries and TU Electric and its subsidiaries have been prepared on the same basis as those in their respective 1998 Annual Reports on Form 10-K (1998 Form 10-K) and, in the opinion of TUC or TU Electric, as the case may be, all adjustments (constituting only normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to current classifications.

     All dollar amounts in the condensed financial statements and notes to condensed financial statements, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

     Consolidation -- The consolidated financial statements include the
accounts of the Company and all of its  majority-owned subsidiaries.   The
consolidated financial statements of TU Electric include all of its business trusts.

TUC

     Earnings Per Share --Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during
the period reported.   Diluted earnings per share include the effect of
potential common shares resulting from the assumed conversion of the convertible subordinated debentures of ENSERCH for the period prior to their conversion in 1998 and the assumed exercise of all outstanding stock options.

     The following table details the after-tax interest expense added to earnings applicable to common stock and the number of shares added to average shares outstanding for the purpose of calculating diluted earnings per share.

                                       Three Months      Twelve Months
                                      Ended March 31,   Ended March 31,
                                     ----------------   ---------------
                                      1999      1998     1999     1998
                                     -----     -----     ----    -----
     After-tax interest expense. .   $  --      $0.9     $ --     $2.5
     Shares of common stock
         (in thousands). . . . . .     100     2,476      116    1,611


3.     LINES OF CREDIT

TUC and TU Electric

     At March 31, 1999, TUC, TU Electric and ENSERCH had $3.5 billion of joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. The US Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $2.1 billion outstanding at any one time at variable interest rates and terminates February 25, 2000. Of this, $800 million can be used for working capital and other general corporate purposes. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates March 2, 2003. Borrowings under this facility can be used for working capital and other general corporate purposes. The combined borrowings of TUC, TU Electric and ENSERCH under both facilities, excluding amounts restricted to finance the acquisition of TEG, are limited to an aggregate of $2.2 billion outstanding at any one time. TU Electric's and ENSERCH's borrowings under both facilities are limited to an aggregate of $1.25 billion and $650 million outstanding at any one time, respectively. The facilities primarily support commercial paper borrowings. At March 31, 1999, outstanding commercial paper borrowings supported by both facilities totaled $3.0 billion, including $992 million classified as long-term debt.

TUC

     A separate Eastern Electricity Revolving Credit Facility provides for short term borrowings for general corporate purposes of up to pounds250 million outstanding at any one time and terminates March 2, 2003. No borrowings were outstanding at March 31, 1999 under this facility.

     In addition, certain non-US subsidiaries have revolving credit agreements (denominated in both foreign currencies and US dollars) aggregating approximately $106 million, of which $83 million was outstanding at March 31, 1999. These revolving credit agreements expire at various dates through 2001.

4.     CAPITALIZATION

     In April 1999, the Company repurchased approximately 1.7 million shares of its outstanding common stock at a total cost of approximately $64 million.

TU Electric

     Common Stock -- During the three months ended March 31, 1999, TU Electric purchased and retired a total of 4.9 million shares of its common stock from TUC at a cost of approximately $148 million.

TUC and TU Electric

     Company or Subsidiary Obligated, Mandatorily Redeemable, Preferred Securities of Company or Subsidiary Trusts, Each Holding Solely Junior Subordinated Debentures of the Company or Related Subsidiary (Trust Securities) -- At March 31, 1999 and December 31, 1998, the statutory business trust subsidiaries had trust securities outstanding, as follows:

                                                             Trust Securities                          Trust Assets (a)
                                                -----------------------------------------------   ----------------------
                                                     Units(000's)               Amount                   Amount
                                                ----------------------   ----------------------   ----------------------
                                                March 31, December 31,   March 31, December 31,   March 31, December 31,
                                                   1999       1998          1999       1998          1999       1998      Maturity
                                                --------- ------------   --------- ------------   --------- ------------  --------

TUC

TXU Capital I (7.25% Series) . . . . . . . . .     9,200     9,200       $  223       $  223       $  237       $  237      2029
                                                  ------    ------       ------       ------       ------       ------

TU Electric

TU Electric Capital I (8.25% Series) . . . . .     5,871     5,871          141          141          155          155      2030
TU Electric Capital III (8.00% Series) . . . .     8,000     8,000          194          194          206          206      2035
TU Electric Capital IV (Floating Rate
      Trust Securities)(b) . . . . . . . . . .       100       100           96           96          103          103      2037
TU Electric Capital V (8.175% Trust
      Securities). . . . . . . . . . . . . . .       400       400          392          392          412          412      2037
                                                  ------    ------       ------       ------       ------       ------
      Total TU Electric. . . . . . . . . . . .    14,371    14,371          823          823          876          876
                                                  ------    ------       ------       ------       ------       ------

ENSERCH

ENSERCH Capital I (Floating Rate Trust
      Securities)(c) . . . . . . . . . . . . .       150       150          147          147          155          155      2028
                                                  ------    ------       ------       ------       ------       ------
      Total                                       23,721    23,721       $1,193       $1,193       $1,268       $1,268
                                                  ======    ======       ======       ======       ======       ======

(a)   Interest rates on the trusts' sole assets, Junior Subordinated Debentures, correspond in each case to the rate indicated for the corresponding series of Trust Securities.
(b)   Floating rate is determined quarterly based on LIBOR.  A related interest rate swap, expiring 2002, effectively fixes the rate at 7.183%.
(c)   Floating rate is determined quarterly based on LIBOR.  Interest rate swaps effectively fix the rates through July 1, 2003 at 6.629% on $100 million and at 6.444% on $50 million.

          Each parent company owns securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of such trust's securities.

TU Electric

          Long-Term Debt -- In March 1999, the Brazos River Authority issued $111 million aggregate principal amount of Collateralized Pollution Control Revenue Refunding Bonds, Series 1999A, due April 1, 2033 (1999A Bonds). The 1999A Bonds bear interest at a rate of 3.70% per annum until the mandatory tender date of April 1, 2000. Upon mandatory tender, the 1999A Bonds will be remarketed by a remarketing agent appointed by TU Electric. Proceeds were used to refund the 8.25% Brazos River Authority Series 1989A Bonds and a portion of the Brazos River Authority Taxable Series 1991D Bonds. TU Electric is obligated to make payments of principal and interest on the 1999A Bonds. This obligation is secured by TU Electric First Mortgage Bonds.

TUC

          United Kingdom -- At March 31, 1999, TXU Eastern and TU Finance (No.
2) Limited, had a joint sterling-denominated line of credit with a group of banking institutions under a credit facilities agreement (Sterling Credit Agreement). The Sterling Credit Agreement, as amended in March 1999, provides for borrowings of up to pounds1.275 billion and has two facilities: a pounds750 million term facility which will terminate on March 2, 2003 and a pounds525 million revolving credit facility which has a pounds200 million 364-day tranche (Tranche A) and a pounds325 million tranche which terminates March 2, 2003 (Tranche B). TXU Eastern and TU Finance (No. 2) Limited currently are the only permitted borrowers under the amended Sterling Credit Agreement. As of March 31, 1999, pounds750 million ($1,208 million) of borrowings were outstanding under the term facility, and approximately pounds233 million ($375 million) were outstanding under Tranche B. In addition, letters of credit totaling pounds37 million ($60 million) were issued under Tranche A, and letters of credit totaling pounds85 million
($137 million) were issued under Tranche B. The amended Sterling Credit Agreement is unsecured.

          Australia -- At March 31, 1999, TU Australia Holdings had a A$1.1 billion Senior Acquisition Facility with a group of banking institutions and TU Australia Holdings and Eastern Energy had a A$468 million Subordinated Acquisition Facility with a banking institution to fund the acquisition of the assets of Westar/Kinetik Energy. The Senior Acquisition Facility is composed of: a A$275 million term facility due February 24, 2000 (Tranche A); a A$220 million revolving cash advance facility due February 24, 2002 (Tranche B); and a A$605 million term facility due February 24, 2002 (Tranche C). The Subordinated Acquisition Facility expires August 24, 1999. As of March 31, 1999, there was A$1.51 billion ($952 million) outstanding under these facilities.

5.     DERIVATIVE INSTRUMENTS

TUC and TU Electric

          The Company enters into derivative instruments, including options, swaps, futures and other contractual commitments to manage market risks related to changes in interest rates, foreign currency exchange rates and commodity prices. The Company's participation in derivative transactions, except for the energy marketing activities of Enserch Energy Services, Inc.
(EES), have been designated for hedging purposes and are not held or issued for trading purposes.

          Interest Rate Risk Management --At March 31, 1999, TUC, TU Electric and ENSERCH had various interest rate swaps in effect, the terms and notional amounts of which had not significantly changed from December 31, 1998.

          At March 31, 1999, Eastern Energy and Westar/Kinetik Energy had interest rate swaps and forward rate agreements outstanding, denominated in Australian dollars and/or US dollars, with an aggregate notional amount of $1,495 million. These agreements establish a mix of fixed and variable interest rates on outstanding debt and have remaining terms up to 17 years.

          At March 31, 1999, TXU Eastern had various interest rate swaps as required by the Sterling Credit Agreement and to hedge certain of its borrowings. The Sterling Credit Agreement required that one-half of the borrowings under those facilities be swapped from a floating to a fixed interest rate with a maturity of at least two years from

July 28, 1998. The aggregate notional amount of interest rate swaps entered into is £848 million ($1,366 million) with an average maturity of six years and an average fixed rate of 6.7%. Eastern Group had interest rate swaps outstanding with an aggregate notional amount of $161 million that convert fixed interest rates to floating rates expiring in 2004 and forward rate agreements totaling $459 million for a maximum duration of one year to swap floating rate deposits into fixed rates.

          Foreign Currency Risk Management -- At March 31, 1999, TUC, Eastern Group and Eastern Energy had various foreign currency swaps, options and exchange contracts in effect, the terms and amounts of which had not significantly changed from December 31, 1998.

          Electricity Price Risk Management -- UK/Europe -- Long-term contracts for differences (CfDs) are in place to hedge a portion of the electricity to be purchased by Eastern Group through 2009. From 1998, such CfDs represent an annual commitment of approximately five terawatt hours
(TWh), declining on a linear basis to approximately two TWh by 2005 and finally expiring in 2010. The impact of changes in the market value of these contracts, which serve as hedges, is deferred until the related transaction is completed.

     Australia -- At March 31, 1999, Eastern Energy's contracts related to both its forecasted contestable and franchise load cover a notional volume of approximately 7.2 TWh for the period from April 1999 through 2001. Further hedge contracts may be required in that period to service forecasted sales.

     US Energy Marketing Activities --EES' energy portfolio is comprised of forward commitments, futures, swaps, options and other derivative instruments related to natural gas and electricity marketing activities. The notional amounts and terms of the portfolio as of March 31, 1999 included financial instruments that provide for fixed price receipts of 2,693 trillion British thermal units equivalent (TBtue) and fixed price payments of 2,844 TBtue, with a maximum term of seven years. Additionally, sales and purchase commitments totaling 1,208 TBtue, with terms extending up to nine years, are included in the portfolio as of March 31, 1999.

6.     REGULATION AND RATES

TUC And TU Electric

     Docket 18490 -- The Public Utility Commission of Texas (PUC) approved the non-unanimous stipulation filed on December 17, 1997, by TU Electric, together with the PUC General Counsel, the Office of Public Utility Counsel and various other parties interested in TU Electric's rates and services. The stipulation, modified to incorporate changes made by the PUC, resulted in base rate credits beginning January 1, 1998, of 4% for residential customers, 2% for general service secondary customers and 1% for all other retail customers and additional base rate credits for residential customers of 1.4% beginning January 1, 1999. Certain parties that did not sign the stipulation have appealed the PUC's approval by filing suit in state district court. The Company cannot predict the outcome of these appeals.

     In accordance with the provisions of the stipulation, for the three months ended March 31, 1999 and 1998, TU Electric recorded $47 million and $45 million, respectively, of depreciation expense reclassified from transmission and distribution to nuclear production assets. For the twelve months ended March 31, 1999, TU Electric recorded an additional $355 million of depreciation on its nuclear powered generating station, Comanche Peak, representing $185 million of depreciation expense reclassified from transmission and distribution and $170 million of additional depreciation representing earnings in excess of the stipulated earnings cap. The earnings cap calculation on TU Electric's rate of return under the stipulation was not reached, therefore, no additional depreciation charges were made to nuclear production assets during the three months ended March 31, 1999.

     On March 31, 1999, TU Electric filed with the PUC its first report, as required in Docket 18490, concerning the earnings cap calculation for 1998. Interested parties are allowed to challenge the calculation and the reasonableness of the underlying costs. The Company and TU Electric are unable to predict whether any such challenge will be filed or the outcome thereof.

     Docket 20666 -- TU Electric filed a petition with the PUC in March 1999 to refund to customers approximately $115 million, including interest, in over-collected fuel costs for the period June 1997 through February 1999. TU Electric has requested that the refund be made with June 1999 billings. This over-collection is primarily due to declining prices for the natural gas component of TU Electric's fuel cost .

     Flexible Rate Initiatives --TU Electric offers optional time-of-use rates to residential, commercial and industrial customers, under rates approved by the PUC in April 1999 in areas where the PUC retains sole regulatory jurisdiction. These time-of-use rate options allow participating customers to plan and manage their electrical energy usage to shift their loads from the TU Electric on-peak periods to off-peak periods. Such activity reduces TU Electric's requirements for capacity resources to meet the peak electrical load of all of its customers. On January 15, 1999, TU Electric applied for approval of these rates with municipal regulatory authorities in 173 cities. As of April 22, 1999, 171 of the municipalities had approved these rates. TU Electric estimates that any decrease in revenue resulting from the implementation of these rates will be offset by the reductions in the peak load and associated costs.

     Open Access Transmission -- On April 13, 1999, modifications to the PUC rules addressing open-access wholesale transmission service became effective. The modified rules allow utilities to revise their transmission rates annually to reflect rate base additions and updated billing units. In addition, the rules now clarify the cost responsibility for entities connecting new resources to the Electric Reliability Council of Texas (ERCOT) transmission grid. These revisions to the rules were enacted primarily to enhance wholesale competition and provide for the timely recovery by utilities of their transmission investment. It is anticipated that the adoption of these rules will have a minimal impact on open-access transmission rates.

TUC

     Gas Utilities Docket No. 8935 --Lone Star Gas Company (Lone Star Gas), a division of ENSERCH, filed an application with the Railroad Commission of Texas on February 25, 1999, to modify the gas cost adjustment provision of the city gate rate tariff approved in November 1997. The modification will allow for a more accurate recovery of the gas cost approved for recovery from Lone Star Gas residential and commercial customers. Currently, cycle billing causes Lone Star Gas to over or under recover the allowed gas costs. A Final Order is expected in August 1999. Lone Star Gas is unable to predict the outcome of these proceedings.

     Lone Star Gas has an on-going program to identify distribution systems in which its current rates are producing inadequate returns on its investment and to seek rate relief from the municipalities served by those deficient systems. Lone Star Gas filed and completed twelve such rate cases since July 1998. Approved revenue increases totaled $5.5 million on an annual basis. Lone Star Gas currently has rate cases pending in five distribution systems in which it is seeking rate increases totaling $9.1 million on an annual basis. Lone Star Gas is unable to predict the outcome of these rate cases.

7.     COMMITMENTS AND CONTINGENCIES

TUC and TU Electric

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

     In December 1998, the United States District Court for the Northern District of Texas issued an Order in Cause No. 3-98-CV-1808-G consolidating the Gracy Fund and the Thorne suits (the Consolidated Action). On January 22, 1999, the Gracy Fund, et al filed an amended class action complaint in the Consolidated Action against EEX, ENSERCH, David W. Biegler, Gary J. Junco,

Thomas Hamilton, J. Philip McCormick, Fredrick S. Addy and B. K. Irani. The Company and Erle Nye were omitted as defendants pursuant to a tolling agreement. The individual named defendants in the amended complaint are current or former officers and/or directors of EEX, and Mr. Biegler has been an officer and director of ENSERCH. The amended complaint alleges violations of provisions of the Securities Act of 1933 and the Exchange Act. The state law claims alleged in the Thorne case have been omitted. The class period was amended to include those persons acquiring stock of ENSERCH and/or EEX between August 3, 1995 and August 5, 1997, inclusive. No amount of damages has been specified in the Consolidated Action. Defendants filed a joint motion to dismiss on March 8, 1999, and it is expected that under the Private Securities Litigation Reform Act of 1995 the court will stay discovery pending a ruling on the motion to dismiss. The Company is continuing to evaluate these claims and is unable at this time to predict the outcome of this proceeding, but it intends to vigorously defend this suit.


     General -- The Company and TU Electric are each involved in various legal and administrative proceedings and have other contingencies, which, in the opinion of the management of each, should not have a material effect upon their financial positions, results of operations or cash flows.

8.   SEGMENT INFORMATION

     The Company has five reportable operating segments:

     (1) US Electric - operations engaged in the generation, purchase, transmission, distribution and sale of electric energy primarily in the north central, eastern and western portions of Texas (primarily TU Electric, Southwestern Electric Service Company, Texas Utilities Fuel Company and Texas Utilities Mining Company operations);

     (2) US Gas - operations engaged in the gathering, processing, transmission and distribution of natural gas and selling of natural gas liquids primarily within Texas (primarily Lone Star Gas, Lone Star Pipeline Company, a division of ENSERCH, and Enserch Processing, Inc.);

     (3) US Energy Marketing - operations engaged in purchasing and selling natural gas and electricity and providing risk management services for the energy industry throughout the US (EES);

     (4) UK/Europe - operations engaged in the generation, purchase, distribution and sale of electricity; the purchase and sale of natural gas; and energy portfolio management operations primarily in the UK, with additional energy interests throughout the rest of Europe (primarily Eastern Group); and

     (5) Australia - operations engaged in the purchase, distribution and sale of electricity and natural gas and the provision of other energy-related services primarily in the State of Victoria, Australia (primarily Eastern Energy and Westar/Kinetik Energy).

Reportable Segments:



                                                                     Three Months Ended          Twelve Months Ended
                                                                          March 31,                   March 31,
                                                                    -------------------          -------------------
                                                                      1999         1998             1999       1998
                                                                    ------       ------          -------      ------
Trade Revenues -
     US Electric . . . . . . . . . . . . . . . . . . . . . . . .    $1,296       $1,344          $ 6,493     $ 6,145
     US Gas. . . . . . . . . . . . . . . . . . . . . . . . . . .       294          333              783         742
     US Energy Marketing . . . . . . . . . . . . . . . . . . . .       800          684            3,314       1,543
     UK/Europe . . . . . . . . . . . . . . . . . . . . . . . . .     1,916            -            5,517           -
     Australia . . . . . . . . . . . . . . . . . . . . . . . . .       120          109              450         478
     All Other . . . . . . . . . . . . . . . . . . . . . . . . .        42           30              147          44
                                                                    ------       ------          -------     -------
           Consolidated. . . . . . . . . . . . . . . . . . . . .    $4,468       $2,500          $16,704     $ 8,952
                                                                    ======       ======          =======     =======


Affiliated Revenues -
     US Electric . . . . . . . . . . . . . . . . . . . . . . . .    $    -       $    -          $     -     $     -
     US Gas. . . . . . . . . . . . . . . . . . . . . . . . . . .         7           10               39          28
     US Energy Marketing . . . . . . . . . . . . . . . . . . . .         -            -                1           1
     UK/Europe . . . . . . . . . . . . . . . . . . . . . . . . .         -            -                -           -
     Australia . . . . . . . . . . . . . . . . . . . . . . . . .         -            -                -           -
     All Other . . . . . . . . . . . . . . . . . . . . . . . . .        79           73              342          73
     Eliminations. . . . . . . . . . . . . . . . . . . . . . . .       (86)         (83)            (382)       (102)
                                                                    ------       ------          -------     -------
           Consolidated. . . . . . . . . . . . . . . . . . . . .    $    -       $    -          $     -     $     -
                                                                    ======       ======          =======     =======


Net Income (Loss) -
     US Electric . . . . . . . . . . . . . . . . . . . . . . . .    $  103       $  134          $   757     $   751
     US Gas. . . . . . . . . . . . . . . . . . . . . . . . . . .        18           17              (32)         16
     US Energy Marketing . . . . . . . . . . . . . . . . . . . .        (7)          (1)               -         (14)
     UK/Europe . . . . . . . . . . . . . . . . . . . . . . . . .       111            8              242           8
     Australia . . . . . . . . . . . . . . . . . . . . . . . . .         5           10               26          23
     All Other . . . . . . . . . . . . . . . . . . . . . . . . .       (48)         (41)            (198)       (112)
                                                                    ------       ------          -------     -------
           Consolidated. . . . . . . . . . . . . . . . . . . . .    $  182       $  127          $   795     $   672
                                                                    ======       ======          =======     =======

INDEPENDENT ACCOUNTANTS' REPORT


Texas Utilities Company:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Company and subsidiaries (Company) as of March 31, 1999, and the related condensed statements of consolidated income and of comprehensive income for the three-month and twelve-month periods ended March 31, 1999 and 1998, and of consolidated cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

We were furnished with the report of other accountants on their review of the interim financial information of TXU Eastern Holdings Limited (a consolidated subsidiary), whose total assets constituted 35% of consolidated total assets at March 31, 1999, and whose total revenues constituted 43%, and 33% of consolidated total revenues for the three-month and twelve-month periods ended March 31, 1999, respectively.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1998, and the related statements of consolidated income, comprehensive income, cash flows and common stock equity for the year then ended (not presented herein); and in our report, based on our audit and the report of other auditors, dated March 5, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Dallas, Texas
May 13, 1999

INDEPENDENT ACCOUNTANTS' REPORT



Texas Utilities Electric Company:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Electric Company and subsidiaries (TU Electric) as of March 31, 1999, and the related condensed statements of consolidated income and of comprehensive income for the three-month and twelve-month periods ended March 31, 1999 and 1998, and of consolidated cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of TU Electric's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of TU Electric as of December 31, 1998, and the related statements of consolidated income, comprehensive income, cash flows and common stock equity for the year then ended (not presented herein); and in our report dated March 5, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE  LLP
Dallas, Texas
May 13, 1999

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

TUC and TU Electric

     This report and other presentations made by Texas Utilities Company and its subsidiaries (the Company or TUC) or Texas Utilities Electric Company and its subsidiaries (TU Electric) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company and TU Electric each believe that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TUC's and TU Electric's Annual Reports on Form 10-K for the year 1998 (1998 Form 10-K), as well as, general industry trends; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; and access to adequate transmission facilities to meet changing demands, among others, that could cause the actual results of the Company or TU Electric to differ materially from those projected in such forward-looking statements.

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

MERGERS AND ACQUISITIONS

TUC

     Certain comparisons in this report have been affected by the Company's acquisitions (accounted for as purchase business combinations) of Westar/Kinetik Energy in Australia (as described below) in February 1999, The Energy Group PLC (TEG) in May 1998, Lufkin-Conroe Communications Co. (LCC) in November 1997 and ENSERCH Corporation (ENSERCH) in August 1997. Results of operations of these companies have been included only from their dates of acquisition. The Company's principal international operations are conducted through TU International Holdings Limited (TU International Holdings), which in turn owns TXU Eastern Holdings Limited (TXU Eastern) and TU Australia Holdings L.P. (TU Australia Holdings). TXU Eastern's operations in the
United Kingdom (UK) and Europe are conducted through subsidiaries of Eastern Group plc (Eastern Group), primarily Eastern Electricity plc (Eastern Electricity). TU Australia Holdings' principal operating subsidiaries include Eastern Energy Limited (Eastern Energy) and the recently acquired gas operations in Australia described below.

     On February 24, 1999, TU Australia Holdings acquired from the Government of Victoria, Australia the gas retail business of Kinetik Energy, which has approximately 400,000 gas customers, and the gas distribution operations of Westar, which is of a similar size (Westar/Kinetik Energy). The purchase price was $1.0 billion which has been principally financed through banks by TU Australia Holdings. A portion of the financing was provided by a six-month subordinated credit facility. To date, the process of determining the fair value of assets acquired and liabilities assumed of Westar/Kinetik Energy has not been completed; however, the excess of the purchase consideration plus acquisition costs over a preliminary estimate of net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of A$794 million ($499 million), which is being amortized over 40 years. This amount is subject to revision as additional information about the fair value of Westar/Kinetik Energy's assets acquired, liabilities assumed and contingencies existing at the acquisition date becomes known. Consolidated pro forma income and earnings per share for the periods ended March 31, 1999 and 1998, assuming the acquisition of Westar/Kinetik Energy had occurred at the beginning of the periods, would not have differed significantly from reported results.

    The Company will pursue potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and are likely to enhance the long-term return to its shareholders.

FINANCIAL CONDITION

Liquidity and Capital Resources

TUC and TU Electric

     For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TUC's and TU Electric's 1998 Form 10-K. Results for the three-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of the Company or TU Electric have occurred subsequent to year-end other than as disclosed in other reports of TUC or TU Electric or included herein.

     Cash flows provided from operating activities for the Company before changes in operating assets and liabilities for the three months ended March 31, 1999 were $607 million compared with $425 million for the comparable period in 1998 ($366 million versus $349 million for TU Electric). The inclusion of the winter heating results for Eastern Group more than offset a reduction in net income for TU Electric. Changes in operating assets and liabilities for the Company for the three months ended March 31, 1999 used $248 million, but provided $62 million in the comparable three-month period of 1998. The year-to-year comparison reflects working capital requirements for the Eastern Group operations and higher requirements associated with interest. Additionally, the first quarter last year included a federal income tax refund with no like amount in the 1999 first quarter. Changes in operating assets and liabilities for TU Electric provided $65 million for the first quarter of 1999 compared with $130 million for the 1998 first quarter.

     Cash flows used for investing activities for the three months ended March 31, 1999 were $1.4 billion compared with $1.9 billion for the same period of 1998 ($161 million versus $141 million for TU Electric). The February 1999 acquisition of Westar/Kinetik Energy in Australia used approximately $1.0 billion while the purchase of the initial 22% equity interest in TEG in the first quarter of 1998 required $1.6 billion. Construction expenditures used $286 million for the current three-month period compared with $153 million for the comparable three-month period in 1998 ($135 million versus $108 million for TU Electric), primarily resulting from the inclusion of expenditures for Eastern Group.

     External funds of a permanent or long-term nature are obtained through the issuance of common stock, preferred stock, trust securities and long-term debt by the Company and subsidiaries. The capitalization ratios of the Company at March 31, 1999 consisted of approximately 63% long-term debt, 5% Company or subsidiary obligated, mandatorily redeemable, preferred securities of Company or subsidiary trusts, each holding solely junior subordinated debentures of the Company or related subsidiary (trust securities), 1% preferred stock and 31% common stock equity. Restricted cash of $1.2 billion pledged against Eastern Group lease obligations is included in other investments. Applying the cash pledged against related lease obligations, the capitalization ratios consisted of 61% long term debt, 5% trust securities, 1% preferred stock and 33% common stock equity. The capitalization ratios of TU Electric at March 31, 1999 consisted of approximately 41% long-term debt, 7% trust securities, 1% preferred stock and 51% common stock equity.

     During the three-month period ended March 31, 1999, the Company (including TU Electric) issued, redeemed, reacquired or made scheduled principal payments on long-term debt for cash, as follows (in millions of dollars):

                                                                   Issuances     Retirements
                                                                   ---------     -----------
     TU Electric:
          Brazos River Authority Pollution Control Bonds             $  111        $  111
          First Mortgage Bonds                                           --            98
                                                                     ------        ------
                  Total TU Electric                                     111           209
                                                                     ------        ------
     TXU Eastern:
          Acquisition and Interim Facilities                             --         1,225
          Term Facility                                               1,225            --
          Revolving Credit Facility (Tranche B)                         380            --
          Other                                                         169           195

     TU Australia Holdings:
          Acquisition Facilities                                        926            --
          Other                                                         109            --

     All Other Subsidiaries                                              --             4
                                                                     ------        ------
               Total                                                 $2,920        $1,633
                                                                     ======        ======

     See Note 4 to Condensed Consolidated Financial Statements for additional information on new issuances of long term debt.

     On May 13, 1999, a financing subsidiary of TXU Eastern issued $1.5 billion of senior notes in three series: $350 million of 6.15% senior notes due 2002, $650 million of 6.45% senior notes due 2005 and $500 million of 6.75% senior notes due 2009. Net proceeds of approximately $1.49 billion are to be used to reduce indebtedness incurred in connection with the acquisition of TEG, to repay short-term debt and for general corporate purposes.

     In addition, TXU Eastern entered into interest rate swaps with a group of banks to convert the fixed interest rate on $1.5 billion notional amount of the new senior notes to a LIBOR-based floating rate and entered into foreign currency swaps to deliver US dollars for sterling to match amounts due at the maturity and interest payment dates for the new senior notes.

     At March 31, 1999, TUC, TU Electric and ENSERCH had $3.5 billion of joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. The US Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $2.1 billion outstanding at any one time at variable interest rates and terminates February 25, 2000. Of this, $800 million can be used for working capital and other general corporate purposes. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates March 2, 2003. Borrowings under this facility can be used for working capital and other general corporate purposes. The combined borrowings of TUC, TU Electric and ENSERCH under both facilities, excluding amounts restricted to finance the acquisition of TEG, are limited to an aggregate of $2.2 billion outstanding at any one time. TU Electric's and ENSERCH's borrowings under both facilities are limited to an aggregate of $1.25 billion and $650 million outstanding at any one time, respectively. The facilities primarily support commercial paper borrowings.

     At March 31, 1999, outstanding commercial paper borrowings supported by both facilities totaled $3.0 billion, including $992 million classified as long-term debt.

     In addition, a separate Eastern Electricity Revolving Credit Facility provides for short term borrowings for general corporate purposes of up to £250 million ($403 million) outstanding at any one time and terminates March 2, 2003. No borrowings were outstanding at March 31, 1999 under this facility.

     At March 31, 1999, TXU Eastern and TU Finance (No. 2) Limited, had a joint sterling-denominated line of credit with a group of banking institutions under a credit facilities agreement (Sterling Credit Agreement). The Sterling Credit Agreement, as amended in March 1999, provides for borrowings of up to pounds1.275 billion and has two facilities: a pounds750 million term facility which will terminate on March 2, 2003 and a pounds525 million revolving credit facility which has a pounds200 million 364-day tranche (Tranche A) and a pounds325 million tranche which terminates March 2, 2003 (Tranche B). TXU Eastern and TU Finance (No. 2) Limited currently are the only permitted borrowers under the amended Sterling Credit Agreement. As of March 31, 1999, pounds750 million ($1,208 million) of borrowings were outstanding under the term facility, and approximately pounds233 million
($375 million) were outstanding under Tranche B. In addition, letters of credit totaling pounds37 million ($60 million) were issued under Tranche
A, and letters of credit totaling pounds85 million ($137 million) were issued under Tranche B. The amended Sterling Credit Agreement is unsecured.

     At March 31, 1999, TU Australia Holdings had a A$1.1 billion Senior Acquisition Facility with a group of banking institutions and TU Australia Holdings and Eastern Energy had a A$468 million Subordinated Acquisition Facility with a banking institution to fund the acquisition of the assets of Westar/Kinetik Energy. The Senior Acquisition Facility is composed of: a A$275 million term facility due February 24, 2000 (Tranche A); a A$220 million revolving cash advance facility due February 24, 2002 (Tranche B); and a A$605 million term facility due February 24, 2002 (Tranche C). The Subordinated Acquisition Facility expires August 24, 1999. As of March 31, 1999, there was A$1.51 billion ($953 million) outstanding under these facilities.

     In addition, certain non-US subsidiaries have revolving credit agreements (denominated in both foreign currencies and US dollars) aggregating approximately $106 million, of which $83 million was outstanding at March 31, 1999. These revolving credit agreements expire at various dates through 2001.

     During the three months ended March 31, 1999, TU Electric purchased and retired a total of 4.9 million shares of its common stock from TUC at a cost of approximately $148 million.

     In April 1999, the Company repurchased approximately 1.7 million shares of its outstanding common stock at a total cost of approximately $64 million.

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

     Risk Management -- The Company's and TU Electric's operations involve managing market risks related to changes in interest rates and, for the Company, foreign exchange and commodity price exposures. Derivative instruments including swaps, options and forward contracts are used to reduce and manage a portion of those risks. With the exception of the energy marketing activities of a subsidiary, Enserch Energy Services, Inc. (EES), which uses the mark-to-market method of accounting, the Company's and TU Electric's participations in derivative transactions are designated for hedging purposes and are not held or issued for trading purposes.

     No material substantive changes in the exposure to, or management of, interest rate, foreign currency and electricity or gas price risk have occurred subsequent to December 31, 1998 for the Company's US operations. For information regarding certain changes in non-US derivative instruments, see
Note 5 to Condensed Consolidated Financial Statements.

     EES' energy portfolio is comprised of forward commitments, futures, swaps, options and other derivative instruments related to natural gas and electricity marketing activities. The notional amounts and terms of the portfolio as of March 31, 1999 included derivative financial instruments that provide for fixed price receipts of 2,693 trillion British thermal units equivalent (TBtue) and fixed price payments of 2,844 TBtue, with a maximum term of seven years. Additionally, sales and purchase commitments totaling 1,208 TBtue, with terms extending up to nine years, are included in the portfolio as of March 31, 1999.

Regulation, Rates and Competition

TUC and TU Electric

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

     TU Electric and certain other regulated subsidiaries of the Company have several rate requests or refunds pending or on appeal. (See Note 6 to Condensed Consolidated Financial Statements for a discussion of the impact of these various issues.) With regard to Eastern Group, the regulation of distribution and supply charges is currently subject to review by the Office of Electricity Regulation covering England, Wales and Scotland (OFFER), with the outcome of the review scheduled to be completed by April 1, 2000. The Company cannot predict the ultimate outcome of OFFER's review or whether such outcome will have a material effect on its financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

TU Electric

     Net income for TU Electric for the three months ended March 31, 1999 was lower than the same period of 1998, but for the twelve-month period in 1999 was slightly higher compared to the same period in 1998. Mild winter temperatures in the first quarter of 1999 and an additional decline in rates effective January 1, 1999 due to the 1998 rate settlement agreement resulted in lower quarterly revenues. In addition, there was an increase in operation and maintenance (O&M) expenses for the first quarter of 1999, a portion of which was due to the timing of scheduled maintenance. Results for the twelve months ended March 31, 1999 reflect continued strong retail electric sales growth, increased electric sales resulting from hotter-than-normal summer weather and continued capital cost reductions.

     The rate settlement agreement, which became effective in January 1998, reduced customer rates, increased depreciation expense of nuclear production assets as a result of earnings in excess of a stipulated earnings cap and reclassified depreciation from transmission and distribution to nuclear production assets in 1998. Increased nuclear depreciation had a minimal effect on the first quarter results of this year and last year, but reduced net income by $143 million in the 1999 twelve-month period compared with a $4 million reduction in the year-earlier period.

     Results for the 1998 twelve months were affected by the recognition of an $81 million fuel disallowance (including interest) and a $10 million charge related to the sale of sulfur dioxide allowances, which reduced net income by $55 million. Excluding these items, net income for the twelve months ended March 31, 1998 was $821 million.

     There was a decrease in energy sales and base rate revenues for the first quarter of 1999 compared with the 1998 period, primarily due to milder winter weather conditions. Electric energy sales in gigawatt hours for the three months of 1999 were 2.5% lower than the same period of 1998. For the twelve months ended March 31, 1999, energy sales and base rate revenues increased from the comparable 1998 period, a result of strong sales growth and the effect of hotter-than-normal weather in the summer of 1998. Electric energy sales for the twelve-month period of 1999 were up 5% from the 1998 twelve-month period.

     Fuel revenues decreased for the first quarter of 1999 compared with the 1998 period due to decreased energy sales. For the twelve-month period, fuel revenues increased primarily due to higher volumes of energy sales offset by lower gas prices.

     Fuel and purchased power expenses for both the three-month and twelve-month period ended March 31, 1999 reflect lower natural gas prices from the comparable 1998 periods. The increase in fuel and purchased power for the twelve-month period for 1999 reflects the increase in gas consumed and purchased power to meet demand during the hotter-than-normal summer.

    O&M expenses for the three- and twelve-month periods ending March 31, 1999 increased 12% and 8%, respectively, in comparison to the same periods for 1998. The increase for the three-month period is primarily due to the timing of expenditures associated with routine maintenance work at several generating plants. Reduced generation requirements resulting from the mild winter weather allowed TU Electric to perform this planned routine maintenance earlier than normal. Third-party transmission expenses for the first quarter of 1999 were also higher than the first quarter last year due to a favorable contract adjustment in the 1998 period. The increase in O&M expenses for the 1999 twelve-month period is primarily a result of the hotter-than-normal summer of 1998.

     Depreciation and amortization expense for the twelve months ended March 31, 1999 was 31% higher than the same period in 1998. TU Electric's rate settlement agreement resulted in an increase of $355 million in depreciation on its Comanche Peak nuclear powered generating station for the twelve-months ended March 31, 1999. Of the $355 million, $185 million is the result of the transfer of transmission and distribution depreciation, and $170 million is the result of TU Electric's earnings in excess of its earnings cap.

     The 1999 first quarter effective income tax rate for TU Electric was lower than the same period for 1998 primarily due to a favorable adjustment to prior years' tax accruals. The effective tax rate for the twelve months ended March 31, 1999 was slightly higher than the 1998 period principally due to the impact of amortization of prior period flow-through amounts resulting from the acceleration of depreciation on nuclear production assets in conjunction with the rate settlement, partially offset by the favorable adjustment to prior year's tax accruals.

     Net decreases in interest expense for the three- and twelve-months ended March 31, 1999, compared to similar periods in 1998, are primarily due to the reacquisition of long-term debt in 1998.

TUC

     Earnings for the first quarter of 1999 were $182 million ($.65 per share, basic and diluted) compared with $127 million ($.52 per share basic, $.51 per share diluted) for the first quarter of 1998, or a 43% earnings improvement. Earnings for the twelve months ended March 31, 1999 were $795 million ($2.90 per share, basic and diluted) compared with $672 million ($2.85 per share basic, $2.84 per share diluted) for the prior twelve-month period, or an 18% increase in earnings. For all periods presented, the factors affecting the results of TU Electric, as discussed above, are also major factors affecting the results of TUC. Operations of Eastern Group since the date of acquisition of TEG (including certain one-time acquisition transaction-related costs which totaled $31 million after-tax in the 1999 twelve-month period) also impacted the Company's net income. Earnings per share comparisons for the quarter and twelve months ended March 31, 1999 were affected by the issuance of additional shares of common stock for the acquisition.

     The 1999 first-quarter results reflect record operating revenues of $4.5 billion, a 79% increase over the same period in 1998. Substantially all of the increase is due to the addition of the winter heating season results of Eastern Group in the UK. Partially offsetting were lower results from the Company's US Electric operations due to extremely mild winter temperatures in Texas during the first quarter that reduced revenues. In addition, O&M expenses for the US Electric segment were higher than the prior year primarily due to the timing of scheduled maintenance activities.

     The 1999 twelve-month period reflects record revenues of almost $17 billion, approximately 87% higher than the same period a year ago. Results for the twelve months ended March 31, 1999 reflect continued strong US retail electric sales growth, weather-driven US Electric sales experienced during the hotter-than-normal summer of 1998 and continued capital reductions in US
Electric operations.   The higher results also reflect the addition of the
Eastern Group, and significant improvement in the Company's US Energy Marketing operations. These improvements were partially offset by TU Electric's 1998 rate settlement that reduced revenues and increased depreciation, and by mild winter weather in the fourth quarter of 1998 and the first quarter of 1999.

     Earnings for the twelve months ended March 31, 1999 include a non-recurring gain from Eastern Group's renegotiation of a long-term gas contract and non-recurring costs related to the acquisition of TEG, while earnings for the prior twelve-month period ended March 31, 1998 were reduced by the fuel disallowance (including interest) and the charge related to the sale of sulfur dioxide allowances for TU Electric, as described above. Excluding these non-recurring items, earnings for the twelve months ended March 31, 1999 were $2.87 per share (basic and diluted) compared with $3.09 per share ($3.08 per share diluted) for the prior twelve-month period.

     For a brief description of reportable business segments and certain financial data by segment, see Note 8 to Condensed Consolidated Financial Statements.

     US Electric -- Net income for the US Electric segment for the first three months of 1999 decreased 23% from the same period of 1998, reflecting a 4% reduction in operating revenues as a result of mild winter weather conditions and increased O&M expenses primarily due to the timing of planned routine maintenance work.

     US Gas -- Net income for the US Gas segment for the first quarter of 1999
was $18 million versus $17 million in the first quarter last year.   A 12%
reduction in operating revenues, which reflects the mild winter weather in the first quarter this year, was offset by lower gas purchase costs and lower revenue-related taxes.

     US Energy Marketing -- This segment had a net loss for the three months ended March 31, 1999 of $7 million compared with a $1 million net loss in the first quarter last year. Operating revenues for the 1999 first quarter were up 17% from the year-earlier period; however, margins were down significantly due to a market that was capped by mild winter weather. Operating expenses for the first quarter this year were also higher than in the prior first quarter due to increased infrastructure costs as a result of business growth.

     UK/Europe -- The UK/Europe segment contributed $111 million of net income to first quarter 1999 results versus $8 million equity in the net income of TEG in the first quarter last year. Operating revenues for these operations were $1.9 billion for the first quarter of 1999.

     Australia -- Net income for the three months ended March 31, 1999 was $5 million compared with $10 million for the year-ago first quarter. Results for this segment include Westar/Kinetik Energy from the date of acquisition of February 24, 1999. A 10% improvement in operating revenues was more than offset by higher operating expenses and increased interest costs, principally related to the acquisition of Westar/Kinetik Energy. Reported results for 1999 were impacted by lower average foreign currency exchange rates compared to the 1998 period.

     Year-to-year comparisons of consolidated interest expense and distributions on trust securities and preferred stock of subsidiaries have been affected by the Company's capital restructuring and debt reduction programs, and by the debt assumed and incurred in connection with the acquisitions of TEG and Westar/Kinetik Energy.

     The lower effective income tax rate for the first quarter of 1999 compared with the 1998 first quarter was primarily due to favorable adjustments to prior years' tax accruals and the effects of Eastern Group results in the 1999 period which are taxed at a lower rate than US operations. The effective tax rate for the twelve months ended March 31, 1999 was higher than in the same period of 1998 due to the impact of amortization of prior period flow-through amounts resulting from the acceleration of depreciation on nuclear production assets in conjunction with the rate settlement, partially offset by the favorable adjustments to prior year's tax accruals and the effects of Eastern Group since acquisition.

CHANGE IN ACCOUNTING STANDARDS
     SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for fiscal years beginning after June 15, 1999. Many existing contracts relating to electric and gas purchases and sales may be classified as derivatives under the definition of derivatives in the new standard. This standard requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at their fair values and that accounting for the changes in their fair values be recorded in earnings or common stock equity as part of comprehensive income depending upon the intended use of the derivatives and their resulting designations. The new standard will supersede or amend existing standards which deal with hedge accounting and derivatives. The Company and TU Electric have not yet determined the effect adopting this standard will have on their financial statements.

YEAR 2000 ISSUES

TUC and TU Electric

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

     Applications and equipment in each of these three major initiatives have been inventoried and categorized based on their criticality to the Company's business operations. Assessments of the potential impact due to Y2K issues are essentially complete. This process includes the solicitation of vendor feedback, comparing information with other energy companies, and in many cases internal verification by testing. The remediation and testing work on IT Corporate Applications currently stands at approximately eighty percent complete. The IT Infrastructure project is currently eighty-five percent complete. Remediation work on embedded systems is scheduled to be completed by September 1999. A number of tests on production equipment with embedded systems have been performed. The Company will continue to test this equipment throughout the first half of 1999.

Readiness

      The IT Corporate Applications remediation and testing activities are approximately eighty percent complete. Certification for the Y2K compliance on mission critical core business applications was completed as scheduled by the end of the first quarter, with certification of remaining applications scheduled for the third quarter of 1999.

     The IT Infrastructure project involves assessing the compliance of standard computer hardware, network systems including gateways, hubs and routers, telecommunications equipment, operating systems and IT standard software products. Equipment is being individually tested using software products and applicable test procedures. Network system tests have been performed. Eighty-five percent of the IT Infrastructure is Y2K ready. Mainframe computers and support equipment within the data center have received all necessary upgrades. Other remediation schedules were adjusted during the quarter to improve the cost effectiveness of the work. Remediation of equipment within major work locations will be completed by May 31, 1999. Non critical equipment in remote sites will be remediated throughout the second and third quarters. Certain software vendors will not have Y2K ready versions of their product available until the second quarter of 1999. These software upgrades will be tested and implemented during the second quarter. The Company's 900 megahertz radio system is being upgraded and is scheduled to be completed in July 1999.

     Non-IT Equipment and Applications involve the hardware and software products that reside in individual business units. These items include the embedded systems that are used in the production, energy delivery, and other processes of the Company. Inventories have been conducted to identify these embedded systems in individual business units. Assessments are substantially complete. Forty of fifty-three fossil steam generating units are Y2K ready. Validation testing is scheduled throughout the second quarter of 1999 on the remaining thirteen fossil generating units. Some remediation needs have been identified in various business units as a result of Y2K testing. In most cases, these concern software upgrades that are necessary to ensure that information produced by these systems can be efficiently used in the Company's business processes. The upgrades are not required for equipment functionality. These remediation activities are planned for completion by the end of the second quarter of 1999.

     The Company has implemented a specific Y2K program at its Comanche Peak nuclear powered generating station. Inventories were completed by mid-1998 and detailed assessments were made by December 1998. Remediation projects on Units 2 and 1 are scheduled for completion by the end of May and September of 1999, respectively.

     The Company is analyzing the potential impact of Y2K compliance efforts of third parties. Over 2000 suppliers and service providers have been contacted to determine the status of their Y2K efforts. Approximately seventy percent of these vendors have responded. Their responses are being prioritized, and the programs and status of the most significant among them are being analyzed in detail. This initial analysis is complete. The more significant interdependencies relate to telecommunications and gas suppliers. On site audits of a number of significant third parties are being conducted during the first half of 1999.

Costs

     The costs associated with the Company's Y2K efforts for its US energy businesses are currently estimated to be approximately $36 million. These costs reflect new, incremental costs and the reallocation of resources in pre-existing maintenance budgets. The costs related to the three major initiatives are estimated to be as follows: IT Corporate Applications - $14 million; IT Infrastructure - $7 million; and Non IT-Equipment and Applications - $15 million. These costs are being expensed as incurred over the period 1996 to 2000; and a total of approximately $17 million had been expended through December 31, 1998 (latest available information). There can be no assurance that these estimated costs will not change as the Company's Y2K program continues.

     Strategic initiatives were begun in two areas prior to beginning work on the Y2K issue, and the costs for these initiatives are not included in the estimate above. The energy management system for the Company's transmission grid is being replaced. The Company's principal financial and accounting system has been replaced. Each of these projects will eliminate potential Y2K deficiencies; however, that was not a significant consideration at the time replacement decisions were made.

     LCC continues to work on its Y2K project. IT applications affected by Y2K issues are being replaced by systems with dramatically increased functionality. The cost of this effort is estimated to be $4 million, which is being expended through 1999. As of December 31, 1998 (latest available information), estimated costs expended were approximately $2.2 million. Remediation of IT applications is scheduled to be completed in June 1999. Testing is underway for both IT applications and embedded systems, with the majority of these testing activities scheduled for completion in June 1999. LCC filed a draft description of its Y2K Contingency Plan with the Public Utilities Commission of Texas (PUC) on December 31, 1998. The plan is scheduled to be completed by June 1999.

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

     The North American Electric Reliability Council (NERC) is continuing to evaluate the status of the electric infrastructure throughout North America. The Company is a participant in this process. The second NERC status report, issued on January 11, 1999, indicates that the transition through critical Y2K dates is expected to have minimal impact on electrical systems in North America and that, with continued work and coordinated contingency planning, operating risks can be effectively mitigated. Results from the Company's testing program compare favorably with the results on which the NERC conclusions have been based. NERC will perform scenario analyses of potential risks to the electric infrastructure. Joint industry testing between the electric industry and the telecommunications industry is also being planned. Until this work is complete, the Company cannot assess a worst case scenario relating to external interdependencies.

     As the Company's Y2K program proceeds, the Company will continue to assess its internal and external risks, not all of which are within its control; and it will continue to consider the most reasonably likely worst case scenario. There can be no assurance that all material Y2K risks within the Company's control will have been adequately identified and corrected before the end of 1999. In addition, the Company can make no assurances regarding the Y2K readiness of systems and parties outside its control or the effect on the Company if those parties are not Y2K compliant.

Contingency Plans

     The Company has in place detailed emergency response and disaster recovery plans designed to ensure high reliability of service to customers. These plans are utilized routinely for abnormal service conditions. These plans have been reviewed to identify required actions specific to the Y2K issue. Draft contingency plans have been developed and were filed with the PUC on December 31, 1998. These Y2K contingency plans address both Company activities and actions necessary to mitigate the impact of third party disruptions. These contingency plans have been coordinated with those of the Electric Reliability Council of Texas (ERCOT) and NERC. Final contingency plans are scheduled to be completed by June 1999.

 International Operations - Y2K Programs

Australia

Overview

     TU Australia Pty. Ltd., an interim holding company for the Company's Australian operations (TU Australia) initiated a Y2K Program in the third quarter of 1997 with the compilation of a Y2K inventory of supported IT assets and systems. An IT Project Manager was appointed and a consultant engaged to develop a Y2K remediation plan for items in the inventory assessed as having Y2K risk. A consulting firm was engaged in early 1998 to provide a methodology for addressing the Y2K risks of all other assets and systems. The consulting firm was subsequently retained to establish a Y2K Program Office and complete a non-IT inventory. A Y2K structure was also established in 1998 and a full time Program Director appointed to bring all activities together into a single TU Australia Y2K Program. The inventory contains over eight hundred different asset types divided approximately equally between IT and non-IT items. The Program consists of sixty-nine separate projects with individual project plans and project managers.

Readiness

    Fifty-one of the sixty-nine Y2K projects have been completed. Two projects track the progress of Y2K preparedness associated with telecommunications and electricity wholesale trading partners. The remaining projects are due for completion by July 1999 and are associated with the implementation of new applications for customer information and system control and data acquisition.

Costs

     As a result of lower than anticipated requirements, the estimated costs associated with the TU Australia Y2K Program were reduced to $2.3 million. Some additional costs included in capital budgets for new IT systems are not reflected in these Y2K costs. Approximately 50% of the Y2K costs were incurred during 1998 with the majority of the remaining costs to be incurred in the first half of 1999. There can be no assurance that these estimates will not change as a result of the discovery of unexpected additional remediation work identified during Y2K testing.

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

      Audits of the Y2K Program were conducted by PricewaterhouseCoopers in 1997 and 1998. The State Government Office of the Regulator General has engaged an international consulting firm to externally audit the Y2K preparations of all Victorian Electricity Supply Industry Companies in 1999.

Contingency Plans

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

UK/Europe

Overview

     In the UK, the Eastern Group established a program of projects in August 1996 designed to ensure that all its systems are Y2K compliant. In testing for conformity, Eastern Group uses the revised version of the British Standards Institute's definition of Y2K conformity. Each project has six phases: inventory, risk assessment, analysis, remediation, testing and contingency planning.

Readiness

     The inventory, risk assessment and analysis of the mainframe systems were completed in June 1997. All COBOL code was fixed by November 1998. The mainframe remediation work was completed in March 1999, and the testing work is scheduled for completion by July 1999.

     Inventories of all other IT systems and of embedded systems (controls, monitoring, and protection systems, including electricity meters and customer premises and systems used in Eastern Group's offices) were completed in February 1998. Risk assessments were completed in August 1998. Many of the older IT systems have already been replaced by systems which are Y2K compliant. Remediation and testing of these systems is underway and is scheduled for completion by August 1999. Since October 1996, requirements have been included in the standard purchasing terms and conditions requiring Y2K readiness for new systems. Acceptance tests for any significant new or upgraded system include testing for Y2K readiness.

     The IT infrastructure is currently based on a mixture of hardware and operating systems connected by local and wide area networks. The system was remediated in March 1999 and will be tested and verified compliant by the end of May 1999. The infrastructure PABX systems were upgraded to be compliant in February 1999.

     Remediation products for three of the eight power station turbine control systems were not available from all suppliers in time for the planned summer shutdowns of 1998. Completion of this work has, therefore, been delayed until August 1999. All the electricity distribution systems have been checked, and testing was completed in February 1999.

Cost

     The costs of addressing the Y2K issue are estimated to be approximately $33 million. These costs include all Y2K related activities. They do not include the cost of achieving Y2K compliance for new IT systems installed in connection with the opening up of the domestic UK electricity retail market to competition, new systems installed to meet other business needs, or the cost of developing contingency plans for the energy management business.

Costs of addressing the Y2K issue are being expensed as incurred. Amounts expended through December 31, 1998 (latest available information) totaled $4.6 million. Cost expenditures for 1999 are estimated at $24.4 million and an additional $4 million for 2000.

Risk and Contingency Plans

     With respect to internal risks, Eastern Group's current assessment of the most reasonably likely worst case scenario is that impacts on either service or financial performance will not be materially adverse. Eastern Group believes, based on the results of testing that has already occurred on a large portion of production equipment with embedded systems, that if any disruption to service occurs, it will be isolated and of short-term duration.
     All of Eastern Group's businesses, other than the energy management business, have developed Y2K contingency plans. The energy management business is in the process of developing its contingency plan. The Y2K process includes a review of all the existing contingency plans and further development of contingency arrangements to cover the Y2K failure scenarios. The work is underway and due to be completed by June 1999, to be followed by further review, testing and refinement and will result in revisions to the existing contingency plans.

     Eastern Group is working with its equipment and service suppliers to ensure their products and services are Y2K compliant. Reviews were completed by December 1998. Eastern Group believes that any failure of such suppliers to be compliant is unlikely to have a material effect on Eastern Group or its operations. Eastern Group's operations are heavily dependent upon the reliability of the high voltage transmission system in England and Wales and on the operations of the wholesale trading market for electricity in England and Wales. The owners and operators of those systems have taken the position that they anticipate no material disruptions of service.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required hereunder for TUC and TU Electric is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 1998 Form 10-K and is therefore not presented herein. Similar information for recently acquired Westar/Kinetik Energy in Australia is not presently available without undue cost and effort and is therefore not presented herein.

Item 5.  OTHER INFORMATION

     2000 Annual Meeting Shareholders' Proposals

     Rule 14a-4(c) of the Securities and Exchange Commission's proxy rules allows the Company to use discretionary voting authority to vote on a matter coming before an annual meeting of shareholders which is not included in the Company's proxy statement, if the Company does not have notice of the matter at least 45 days before the date in 2000 corresponding to the date on which the Company first mailed its proxy material for the prior year's annual meeting of shareholders. In addition, discretionary voting authority may generally also be used if the Company receives timely notice of such matter (as described in the preceding sentence) and if, in the proxy statement, the Company describes the nature of such matter and how the Company intends to exercise its discretion to vote on such matter. Accordingly, for the 2000 Annual Meeting of Shareholders, any such notice must be received by the Secretary of the Company on or before February 20, 2000.

     This requirement is separate and apart from the Securities and Exchange Commission's requirements that a shareholder must meet in order to have a shareholder proposal included in the Company's proxy statement and form of proxy. As described in the Company's proxy statement for its 1999 Annual Meeting, specific proposals of common shareholders intended to be presented at the 2000 Annual Meeting must be received by the Secretary of the Company no later than December 6, 1999 in order to be eligible for inclusion in the Company's proxy materials relating to that meeting.

PART II.  OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

TUC and TU Electric
-------------------

     (a)   Exhibits filed as a part of Part II are:

       4   Instruments defining the rights of security holders

           4(a)  -  Fifty-ninth Supplemental Indenture dated as of March 1,
                    1999 to TU Electric's Mortgage and Deed of Trust dated as of December 1, 1983.

      10   Material contracts

           10(a) - Facilities Agreement for pounds1,275,000, Credit Facilities, dated March 24, 1999, among TXU Eastern Holdings Limited,
                    TU Finance (No. 2) Limited, TU Acquisitions Limited, Chase Manhattan Bank plc, Lehman Brothers International (Europe), Merrill Lynch Capital Corporation and the other banks named therein.

           10(b) - Restated Salary Deferral Program of the Texas Utilities Company System, as amended effective April 1, 1998.

           10(c) - Split Dollar Life Insurance Program of the Texas Utilities Company System, restated as of August 1, 1987.

           10(d) - Second Supplemental Retirement Plan for Employee's of the Texas Utilities Company System, as amended and restated August 11, 1998.

           10(e) - Long Term Incentive Compensation Plan of the Texas Utilties Company System, dated as of May 23, 1997.

           10(f) -  Employment Agreement between TUC and David W. Biegler.

           10(g) - Description of Compensatory Arrangement with Michael J. McNally.

           10(h) -  Description of Compensatory Arrangement with H. Jarrell
                    Gibbs.

      15 Letters from independent accountants as to unaudited interim financial information

           15(a)    Deloitte & Touche LLP - Texas Utilities Company

           15(b)    Deloitte & Touche LLP - Texas Utilities Electric Company

      27   Financial Data Schedules

           27(a)    Texas Utilities Company

           27(b)    Texas Utilities Electric Company

     (b)   Reports on Form 8-K filed since December 31, 1998:

           Date of Report         Item Reported
           ----------------       --------------

           TUC
           ---
           January 19, 1999       Item 7.  Financial Statements and Exhibits

           February 26, 1999      Item 5. Other Events

           TU Electric
           -----------
           March 17, 1999         Item 5.  Other Events

                           SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                     TEXAS UTILITIES COMPANY



                                     By         /s/ Jerry W. Pinkerton
                                          -------------------------------

                                          Jerry W. Pinkerton
                                          Controller and Principal
                                          Accounting Officer


Date: May 13, 1999


-----------------------------------------------------------------------------


                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                          TEXAS UTILITIES ELECTRIC COMPANY



                                          By        /s/ Jerry W. Pinkerton
                                              -----------------------------


                                             Jerry W. Pinkerton
                                             Controller and Principal
                                             Accounting Officer

Date: May 13, 1999