Form 10-Q
period 1999-06-30
TEXAS UTILITIES CO /TX/; TXU ELECTRIC CO
filed 1999-08-13
CIK 1023291, 710182

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

    (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                           -- OR --
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934



                   Texas Utilities Company
                 (doing business as TXU Corp)

  A Texas Corporation                           I.R.S. Employer Identification
Commission File Number 1-12833                        No. 75-2669310


      ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                      (214) 812-4600


                   TXU Electric Company
       (formerly known as Texas Utilities Electric Company)

  A Texas Corporation                          I.R.S. Employer Identification
Commission File Number 1-11668                       No. 75-1837355


      ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                      (214) 812-4600



Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes__(x)__    No______

Common Stock outstanding at August 11, 1999:
TXU Corp: 276,404,019 shares, without par value.
TXU Electric Company: 113,767,000 shares, without par value.

This combined Form 10-Q is filed separately by TXU Corp and TXU Electric Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf except that the information with respect to TXU Electric Company, other than the condensed consolidated financial statements of TXU Electric Company, is filed by each of TXU Corp and TXU Electric Company. Each registrant makes no representation as to information filed by the other registrant.

TABLE OF CONTENTS


Part I. Financial information                                             Page
                                                                          ----
        Item 1.  Financial Statements

          Texas Utilities Company (doing business as TXU Corp) and
           Subsidiaries
              Condensed Statements of Consolidated Income -
              Three, Six and Twelve Months Ended June 30, 1999 and
              1998                                                          3

              Condensed Statements of Consolidated Comprehensive Income - Three, Six and Twelve Months Ended June 30, 1999 and
              1998                                                          4

              Condensed Statements of Consolidated Cash Flows -
              Six Months Ended June 30, 1999 and 1998                       5

              Condensed Consolidated Balance Sheets -
              June 30, 1999 and December 31, 1998                           6

          TXU Electric Company and Subsidiaries
              Condensed Statements of Consolidated Income -
              Three, Six and Twelve Months Ended June 30, 1999 and
              1998                                                          8

              Condensed Statements of Consolidated Comprehensive Income - Three, Six and Twelve Months Ended June 30, 1999 and
              1998                                                          8

              Condensed Statements of Consolidated Cash Flows -
              Six Months Ended June 30, 1999 and 1998                       9

              Condensed Consolidated Balance Sheets -
              June 30, 1999 and December 31, 1998                          10

          Notes to Condensed Consolidated Financial Statements             12

          Independent Accountants' Reports                                 24

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        25

        Item 3. Quantitative and Qualitative Disclosures About Market
                Risk                                                       39

Part II. Other Information

        Item 4. Submission of Matters to a Vote of Security Holders        40

        Item 6. Exhibits and Reports on Form 8-K                           40

Signatures                                                                 41

PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   TEXAS UTILITIES COMPANY (doing business as TXU CORP) AND SUBSIDIARIES
                             CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                              (Unaudited)


                                                      Three Months Ended    Six Months Ended   Twelve Months Ended
                                                            June 30,            June 30,              June 30,
                                                       ------------------   ----------------   -------------------
                                                          1999      1998       1999     1998      1999       1998
                                                          ----      ----       ----     ----      ----       ----
                                                                            Millions of Dollars
OPERATING REVENUES. . . . . . . . . . . . . . . . . . .   $3,729    $3,236     $8,197   $5,736    $17,197   $10,600
                                                          ------    ------     ------   ------    -------   -------

OPERATING EXPENSES
  Fuel and purchased power. . . . . . . . . . . . . . .    1,101       859      2,387    1,313      4,873     2,535
  Gas and electricity purchased for resale. . . . . . .      882       874      2,274    1,718      4,671     2,781
  Operation and maintenance . . . . . . . . . . . . . .      712       618      1,440    1,046      2,964     1,914
  Depreciation and other amortization . . . . . . . . .      309       233        555      409      1,170       744
  Goodwill amortization . . . . . . . . . . . . . . . .       46        28         90       37        176        51
  Taxes other than income . . . . . . . . . . . . . . .      158       150        317      313        646       610
                                                          ------    ------     ------   ------    -------   -------
    Total operating expenses. . . . . . . . . . . . . .    3,208     2,762      7,063    4,836     14,500     8,635
                                                          ------    ------     ------   ------    -------   -------

OPERATING INCOME. . . . . . . . . . . . . . . . . . . .      521       474      1,134      900      2,697     1,965

OTHER INCOME (DEDUCTIONS) - NET . . . . . . . . . . . .      (22)      (22)       (28)     (32)        49       (57)
                                                          ------    ------     ------   ------    -------   -------

INCOME BEFORE INTEREST, OTHER
  CHARGES AND INCOME TAXES. . . . . . . . . . . . . . .      499       452      1,106      868      2,746     1,908
                                                          ------    ------     ------   ------    -------   -------

INTEREST INCOME . . . . . . . . . . . . . . . . . . . .       30        26         62       34        167        51

INTEREST EXPENSE AND OTHER CHARGES
  Interest. . . . . . . . . . . . . . . . . . . . . . .      361       300        714      504      1,510       903
  Distributions on TXU or subsidiary obligated,
    mandatorily  redeemable, preferred securities
    of subsidiary trusts, each holding solely junior
    subordinated debentures of TXU or
    related subsidiary. . . . . . . . . . . . . . . . .       23        17         47       34         87        71
  Preferred stock dividends of subsidiaries . . . . . .        3         4          7        9         14        21
  Allowance for borrowed funds used during
    construction. . . . . . . . . . . . . . . . . . . .       (3)       (2)        (6)      (5)       (10)       (9)
                                                          ------    ------     ------   ------    -------   -------
    Total interest expense and other charges. . . . . .      384       319        762      542      1,601       986
                                                          ------    ------     ------   ------    -------   -------

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . .      145       159        406      360      1,312       973

INCOME TAX EXPENSE. . . . . . . . . . . . . . . . . . .       46        76        125      150        501       378
                                                          ------    ------     ------   ------    -------   -------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . .   $   99    $   83     $  281   $  210    $   811   $   595
                                                          ======    ======     ======   ======    =======   =======

Average shares of common stock outstanding
  (millions). . . . . . . . . . . . . . . . . . . . . .      280       251        281      248        281       243

Per share of common stock:
  Basic earnings. . . . . . . . . . . . . . . . . . . .    $0.35     $0.33     $1.00    $0.84       $2.88     $2.45
  Diluted earnings. . . . . . . . . . . . . . . . . . .    $0.35     $0.33     $1.00    $0.84       $2.88     $2.44
  Dividends declared. . . . . . . . . . . . . . . . . .   $0.575     $0.55     $1.15    $1.10      $2.275    $2.175

See Notes to Condensed Consolidated Financial Statements.

                               TEXAS UTILITIES COMPANY (doing business as TXU CORP) AND SUBSIDIARIES
                                CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                                         (Unaudited)




                                                                   Three Months Ended   Six Months Ended     Twelve Months Ended
                                                                        June 30,            June 30,                June 30,
                                                                   ------------------   ----------------     --------------------
                                                                     1999        1998     1999      1998      1999          1998
                                                                     ----        ----     ----      ----      ----          ----
                                                                                        Millions of Dollars
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   99     $   83    $  281    $  210    $  811       $  595
                                                                    ------     ------    ------    ------    ------       ------

OTHER COMPREHENSIVE INCOME (LOSS) -
  Net change during period:
  Foreign currency translation adjustments. . . . . . . . . . . .      (27)       (20)     (117)        7      (163)         (86)
  Unrealized holding gains (losses) on investments. . . . . . . .        3          -         3         -       (10)           -
  Minimum pension liability adjustments . . . . . . . . . . . . .        -          -         1         -        (5)           -
                                                                    ------     ------    ------    ------    ------       ------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (24)       (20)     (113)        7      (178)         (86)
                                                                    ------     ------    ------    ------    ------       ------

  Deferred income tax effects . . . . . . . . . . . . . . . . . .       (5)       (25)       -        (28)       -            -
                                                                    ------     ------    ------    ------    ------       ------

COMPREHENSIVE INCOME. . . . . . . . . . . . . . . . . . . . . . .   $   70     $   38    $  168    $  189    $  633       $  509
                                                                    ======     ======    ======    ======    ======       ======

See Notes to Condensed Consolidated Financial Statements.

       TEXAS UTILITIES COMPANY (doing business as TXU CORP) AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)



                                                                                                               Six Months Ended
                                                                                                                   June 30,
                                                                                                               ----------------
                                                                                                               1999         1998
                                                                                                               ----         ----
                                                                                                             Millions of Dollars
CASH FLOWS - OPERATING ACTIVITIES
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  281     $  210
  Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization (including amounts charged to fuel). . . . . . . . . . . . . . . . . . . .      741        523
    Deferred income taxes - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      127        148
    Investment tax credits - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (12)       (12)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22        (14)
    Changes in operating assets and liabilities:
      Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      743        246
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       35         12
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (534)      (138)
      Interest and taxes accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (120)       (37)
      Other working capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      173        (18)
      Over/(under)-recovered fuel revenue - net of deferred taxes. . . . . . . . . . . . . . . . . . . . . .      (38)       (10)
      Energy marketing risk management assets and liabilities - net. . . . . . . . . . . . . . . . . . . . .      (69)       (25)
      Other - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (50)        20
                                                                                                              -------    -------
        Cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,299        905
                                                                                                              -------    -------
CASH FLOWS - FINANCING ACTIVITIES
  Issuances of securities:
     Acquisition and interim facilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       926      2,837
     Other long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,158        879
     Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -           1
  Retirements/repurchases of securities:
     Acquisition facilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,225)        -
     Other long-term debt/obligations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (954)      (673)
     Preferred stock of subsidiaries. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -       (114)
     TXU or subsidiary obligated, mandatorily redeemable, preferred securities of subsidiary trusts,
       each holding solely junior subordinated debentures of TXU or related subsidiary. . . . . . . . . . .         -        (47)
     Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (64)        -
  Change in notes payable:
     Commercial paper . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,094)     2,530
     Banks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (400)        15
   Common stock dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (316)      (271)
   Debt premium, discount, financing and reacquisition expenses . . . . . . . . . . . . . . . . . . . . . .       (55)      (170)
                                                                                                              -------    -------
        Cash provided by financing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       976      4,987
                                                                                                              -------    -------
CASH FLOWS - INVESTING ACTIVITIES
  Acquisitions of businesses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,051)    (2,168)
  Construction expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (718)      (362)
  Nuclear fuel (excluding allowance for equity funds used during construction). . . . . . . . . . . . . . .       (45)       (15)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (246)       (61)
                                                                                                              -------    -------
        Cash used in investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,060)    (2,606)
                                                                                                              -------    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . . .       (63)        86
                                                                                                              -------    -------

NET CHANGE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       152      3,372

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       796         44
                                                                                                              -------    -------

CASH AND CASH EQUIVALENTS - ENDING BALANCE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   948    $ 3,416
                                                                                                              =======    =======

See Notes to Condensed Consolidated Financial Statements.

       TEXAS UTILITIES COMPANY (doing business as TXU CORP) AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ASSETS


                                                                                                     June 30,
                                                                                                      1999        December 31,
                                                                                                   (Unaudited)       1998
                                                                                                   ----------     ------------
                                                                                                       Millions of Dollars
PROPERTY,  PLANT AND EQUIPMENT
  United States (US):
    Electric . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $23,332        $23,131
    Gas distribution and pipeline. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,284          1,212
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       919            844
                                                                                                     -------        -------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25,535         25,187
      Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,798          7,426
                                                                                                     -------        -------
      Net of accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17,737         17,761
      Construction work in progress. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       403            346
      Nuclear fuel (net of accumulated amortization: 1999 - $593; 1998 - $549) . . . . . . . . . .       204            201
      Held for future use. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        24             24
      Reserve for regulatory disallowances . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (836)          (836)
                                                                                                     -------        -------
        Net US property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .    17,532         17,496

  UK/Europe - Electric and other (net of accumulated depreciation: 1999 - $258;
   1998 - $147) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,038          4,428
  Australia - Electric and gas distribution (net of accumulated depreciation:
   1999 - $161; 1998 - $121). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,637            943
                                                                                                     -------        -------
        Net property, plant and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23,207         22,867
                                                                                                     -------        -------

INVESTMENTS
  Goodwill (net of accumulated amortization: 1999 - $245; 1998 - $154) . . . . . . . . . . . . . .     7,494          6,830
  Other investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,534          2,482
                                                                                                     -------        -------
        Total investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,028          9,312
                                                                                                     -------        -------

CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       948            796
  Accounts receivable (net of allowance for uncollectible accounts:
    1999 - $36; 1998 - $50). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,133          1,887
  Inventories - at average cost:
    Materials and supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       264            267
    Fuel stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       241            276
    Gas stored underground . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       123            133
  Energy marketing risk management assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       844            832
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23             88
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       328            308
                                                                                                     -------        -------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,904          4,587
                                                                                                     -------        -------

DEFERRED DEBITS
  Unamortized regulatory assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,766          1,805
  Long-term prepayments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       567            527
  Other deferred debits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       540            416
                                                                                                     -------        -------
        Total deferred debits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,873          2,748
                                                                                                     -------        -------

          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $40,012        $39,514
                                                                                                     =======        =======

See Notes to Condensed Consolidated Financial Statements.

                TEXAS UTILITIES COMPANY (doing business as TXU CORP) AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                   CAPITALIZATION AND LIABILITIES


                                                                                          June 30,
                                                                                            1999      December 31,
                                                                                        (Unaudited)      1998
                                                                                        -----------   -----------
                                                                                            Millions of Dollars
CAPITALIZATION
  Common stock without par value:
    Authorized shares - 1,000,000,000
    Outstanding shares - 1999 - 280,875,819 and 1998 - 282,332,819 . . . . . . . . . . . .   $6,904      $6,940
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,384       1,448
  Accumulated other comprehensive loss:
    Foreign currency translation adjustments . . . . . . . . . . . . . . . . . . . . . . .     (240)       (123)
    Unrealized holding losses on investments . . . . . . . . . . . . . . . . . . . . . . .      (10)        (13)
    Minimum pension liability adjustments. . . . . . . . . . . . . . . . . . . . . . . . .       (5)         (6)
                                                                                            -------     -------
      Total common stock equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,033       8,246
  Preferred stock of subsidiaries:
    Not subject to mandatory redemption. . . . . . . . . . . . . . . . . . . . . . . . . .      190         190
    Subject to mandatory redemption. . . . . . . . . . . . . . . . . . . . . . . . . . . .       21          21
    TXU or subsidiary obligated, mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of TXU
    or related subsidiary. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,193       1,192
  Long-term debt, less amounts due currently . . . . . . . . . . . . . . . . . . . . . . .   17,022      15,134
                                                                                            -------     -------
      Total capitalization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26,459      24,783
                                                                                            -------     -------


CURRENT LIABILITIES
  Notes payable:
    Commercial paper . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,777       2,055
    Banks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      464         896
  Long-term debt due currently . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,280       1,071
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,214       1,747
  Energy marketing risk management liabilities . . . . . . . . . . . . . . . . . . . . . .      772         838
  Dividends declared . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      171         164
  Taxes accrued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      469         490
  Interest accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      241         310
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      890         705
                                                                                            -------    --------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,278       8,276
                                                                                            -------     -------


DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Accumulated deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,762       3,718
  Unamortized investment tax credits . . . . . . . . . . . . . . . . . . . . . . . . . . .      536         548
  Other deferred credits and noncurrent liabilities. . . . . . . . . . . . . . . . . . . .    1,977       2,189
                                                                                            -------     -------
      Total deferred credits and other noncurrent liabilities. . . . . . . . . . . . . . .    6,275       6,455
                                                                                            -------     -------

COMMITMENTS AND CONTINGENCIES (Note 8)


                                                                                            -------     -------
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $40,012     $39,514
                                                                                            =======     =======


See Notes to Condensed Consolidated Financial Statements.

                            TXU ELECTRIC COMPANY AND SUBSIDIARIES
                         CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                         (Unaudited)

                                                                Three Months Ended    Six Months Ended     Twelve Months Ended
                                                                     June 30,             June 30,               June 30,
                                                                ------------------    ----------------     -------------------
                                                                 1999        1998     1999        1998     1999          1998
                                                                 ----        ----     ----        ----     ----          ----
                                                                                     Millions of Dollars
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . . .   $1,503     $1,665     $2,788     $2,997   $6,278       $6,316
                                                                ------     ------     ------     ------   ------       ------
OPERATING EXPENSES
  Fuel and purchased power. . . . . . . . . . . . . . . . . .      513        558        926        988    2,040        2,148
  Operation and maintenance . . . . . . . . . . . . . . . . .      301        334        616        616    1,281        1,239
  Depreciation and amortization . . . . . . . . . . . . . . .      207        184        354        328      775          614
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . .       64        123        109        198      401          442
  Taxes other than income . . . . . . . . . . . . . . . . . .      128        123        260        253      540          513
                                                                ------     ------     ------     ------   ------       ------
     Total operating expenses . . . . . . . . . . . . . . . .    1,213      1,322      2,265      2,383    5,037        4,956
                                                                ------     ------     ------     ------   ------       ------

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . . .      290        343        523        614    1,241        1,360
                                                                ------     ------     ------     ------   ------       ------

OTHER INCOME (DEDUCTIONS)
  Allowance for equity funds used during
    construction. . . . . . . . . . . . . . . . . . . . . . .        1           1         2          3        5            7
  Other income (deductions) - net . . . . . . . . . . . . . .       (6)         (3)      (10)         2      (24)          (2)
  Income tax benefit (expense). . . . . . . . . . . . . . . .        9           1        10         (1)      16           (5)
                                                                ------     -------    ------     ------   ------       ------
     Total other income (deductions). . . . . . . . . . . . .        4          (1)        2          4       (3)           -
                                                                ------     -------    ------     ------   ------       ------

INCOME BEFORE INTEREST AND
  OTHER CHARGES . . . . . . . . . . . . . . . . . . . . . . .      294         342       525        618    1,238        1,360
                                                                ------     -------    ------     ------   ------       ------

INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . . .        1           1         2          1        3            4

INTEREST EXPENSE AND OTHER CHARGES
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . .     118         124       230        248      459          513
  Distributions on TXU Electric obligated, mandatorily
    redeemable, preferred securities of subsidiary trusts
    holding solely junior subordinated debentures of
    TXU Electric . . . . . . . . . . . . . . . . . . . . . . .      17          17        34         34       68           71
  Allowance for borrowed funds used during
    construction . . . . . . . . . . . . . . . . . . . . . . .      (2)         (2)       (5)        (4)      (9)          (8)
                                                                ------     -------    ------     ------   ------       ------
     Total interest expense and other charges. . . . . . . . .     133         139       259        278      518          576
                                                                ------     -------    ------     ------   ------       ------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .     162         204       268        341      723          788

PREFERRED STOCK DIVIDENDS. . . . . . . . . . . . . . . . . . .       2           3         5          6       11           14
                                                                ------     -------    ------     ------   ------       ------
NET INCOME AVAILABLE FOR
  COMMON STOCK. . . . . . . . . . . . . . . . . . . . . . . . . $  160     $   201    $  263     $  335   $  712       $  774
                                                                ======     =======    ======     ======   ======       ======

               CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                    (Unaudited)

                                                                Three Months Ended    Six Months Ended    Twelve Months Ended
                                                                     June 30,             June 30,              June 30,
                                                                ------------------    ----------------    -------------------
                                                                 1999        1998      1999       1998     1999        1998
                                                                 ----        ----      ----       ----     ----        ----
                                                                                      Millions of Dollars
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .   $  162     $   204    $  268     $  341   $  723       $  788
                                                                ------     -------    ------     ------   ------       ------

OTHER COMPREHENSIVE LOSS -
  Net change during period in minimum pension
   liability adjustment . . . . . . . . . . . . . . . . . . .       -            -         -          -       (1)          -
                                                                ------     -------    ------     ------   ------       ------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . .       -            -         -          -       (1)          -
                                                                ------     -------    ------     ------   ------       ------

COMPREHENSIVE INCOME. . . . . . . . . . . . . . . . . . . . .   $  162     $   204    $  268     $  341   $   722      $  788
                                                                ======     =======    ======     ======   =======      ======

See Notes to Condensed Consolidated Financial Statements.

                                  TXU ELECTRIC COMPANY AND SUBSIDIARIES
                            CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                           (Unaudited)



                                                                                                             Six Months Ended
                                                                                                                June 30,
                                                                                                             ----------------
                                                                                                             1999       1998
                                                                                                             ----       ----
                                                                                                            Millions of Dollars
CASH FLOWS - OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  268     $  341
  Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization (including amounts charged to fuel). . . . . . . . . . . . . . . . . . .     430        399
    Deferred income taxes - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      71         70
    Investment tax credits - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (11)       (11)
    Allowance for equity funds used during construction. . . . . . . . . . . . . . . . . . . . . . . . . .      (2)        (3)
    Changes in operating assets and liabilities:
      Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (11)        21
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4         (5)
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9         12
      Interest and taxes accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (21)         6
      Other working capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      38         18
      Over/(under) - recovered fuel revenue - net of deferred taxes. . . . . . . . . . . . . . . . . . . .     (38)       (10)
      Other - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      59         55
                                                                                                            ------     ------
        Cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     796        893
                                                                                                            ------     ------
CASH FLOWS - FINANCING ACTIVITIES
  Issuance of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     111        429
  Retirements/repurchases of securities:
    Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (341)      (565)
    Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -        (14)
    TXU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding
     solely junior subordinated debentures of TXU Electric . . . . . . . . . . . . . . . . . . . . . . . .       -        (47)
    Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (297)      (286)
  Change in notes payable - affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      95        (81)
  Preferred stock dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5)        (7)
  Debt premium, discount, financing and reacquisition expenses . . . . . . . . . . . . . . . . . . . . . .     (23)       (50)
                                                                                                            ------     ------
        Cash used in financing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (460)      (621)
                                                                                                            ------     ------
CASH FLOWS - INVESTING ACTIVITIES
  Construction expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (276)      (240)
  Allowance for equity funds used during construction (excluding amount for nuclear fuel). . . . . . . . .       1          2
  Nuclear fuel (excluding allowance for equity funds used during construction) . . . . . . . . . . . . . .     (45)       (15)
  Other investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (13)       (22)
                                                                                                            ------     ------
        Cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (333)      (275)
                                                                                                            ------     ------
NET CHANGE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3         (3)

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5         12
                                                                                                            ------     ------
CASH AND CASH EQUIVALENTS - ENDING BALANCE.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    8     $    9
                                                                                                            ======     ======


See Notes to Condensed Consolidated Financial Statements.

                             TXU ELECTRIC COMPANY AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                          ASSETS
                                                                                        June 30,
                                                                                          1999       December 31,
                                                                                      (Unaudited)        1998
                                                                                      -----------    -----------
                                                                                         Million of Dollars

ELECTRIC PLANT
  In service:
    Production . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $15,521      $15,469
    Transmission . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,626        1,621
    Distribution . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,190        5,046
    General. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        437          447
                                                                                          -------      -------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22,774       22,583
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . .      7,104        6,789
                                                                                          -------      -------
      Electric plant in service, less accumulated depreciation . . . . . . . . . . . .     15,670       15,794
    Construction work in progress. . . . . . . . . . . . . . . . . . . . . . . . . . .        262          226
    Nuclear fuel (net of accumulated amortization:  1999 - $593;
      1998 - $549) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        204          201
    Held for future use. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24           24
                                                                                          -------      -------
      Electric plant, less accumulated depreciation and amortization . . . . . . . . .     16,160       16,245
    Reserve for regulatory disallowances . . . . . . . . . . . . . . . . . . . . . . .       (836)        (836)
                                                                                          -------      -------
      Net electric plant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,324       15,409
                                                                                          -------      -------

INVESTMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        613          588
                                                                                          -------      -------

CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8            5
  Accounts receivable (net of allowance for uncollectible accounts: 1999 - $3;
    1998 - $7) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        216          205
  Inventories - at average cost:
    Materials and supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        178          181
    Fuel stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         83           84
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10           73
  Prepayments and other current assets . . . . . . . . . . . . . . . . . . . . . . . .         61           36
                                                                                          -------      -------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        556          584
                                                                                          -------      -------

DEFERRED DEBITS
  Unamortized regulatory assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,712        1,750
  Under-recovered fuel revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7           -
  Other deferred debits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         61           74
                                                                                          -------      -------
     Total deferred debits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,780        1,824
                                                                                          -------      -------


        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $18,273      $18,405
                                                                                          =======      =======

See Notes to Condensed Consolidated Financial Statements.

                                         TXU ELECTRIC COMPANY AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                             CAPITALIZATION AND LIABILITIES



                                                                                                     June 30,
                                                                                                      1999        December 31,
                                                                                                   (Unaudited)       1998
                                                                                                   -----------    ------------
                                                                                                       Millions of Dollars
CAPITALIZATION
  Common stock without par value:
    Authorized shares - 180,000,000
    Outstanding shares - 1999 - 113,767,700 and 1998 - 123,660,700 . . . . . . . . . . . . . . .     $3,441         $3,738
  Stock of parent held for long-term incentive plan trust. . . . . . . . . . . . . . . . . . . .        (10)            (9)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,030          2,767
  Accumulated other comprehensive loss -
    Minimum pension liability adjustment . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1)            (1)
                                                                                                     ------         ------
      Total common stock equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,460          6,495
  Preferred stock:
    Not subject to mandatory redemption. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        115            115
    Subject to mandatory redemption. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21             21
  TXU Electric obligated, mandatorily redeemable, preferred securities of subsidiary trusts
    holding solely junior subordinated debentures of TXU Electric. . . . . . . . . . . . . . . .        824            823
  Long-term debt, less amounts due currently . . . . . . . . . . . . . . . . . . . . . . . . . .      4,780          5,208
                                                                                                    -------        -------
      Total capitalization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,200         12,662
                                                                                                    -------        -------


CURRENT LIABILITIES
  Notes payable - affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        258            163
  Long-term debt due currently . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        735            533
  Accounts payable:
    Affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        144            115
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        137            157
  Customers' deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         79             76
  Taxes accrued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        161            169
  Interest accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        120            133
  Over-recovered fuel revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -              52
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        178            113
                                                                                                    -------        -------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,812          1,511
                                                                                                    -------        -------


DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Accumulated deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,281          3,307
  Unamortized investment tax credits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        525            536
  Other deferred credits and noncurrent liabilities. . . . . . . . . . . . . . . . . . . . . . .        455            389
                                                                                                   --------        -------
      Total deferred credits and other noncurrent liabilities. . . . . . . . . . . . . . . . . .      4,261          4,232
                                                                                                   --------        -------

COMMITMENTS AND CONTINGENCIES (Note 8)
                                                                                                   --------        -------

        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 18,273        $18,405
                                                                                                   ========        =======


See Notes to Condensed Consolidated Financial Statements.

TEXAS UTILITIES COMPANY (doing business as TXU CORP) AND SUBSIDIARIES TXU ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS, MERGERS AND ACQUISITIONS

TXU

     In May 1999, Texas Utilities Company (TXU) adopted TXU Corp as its assumed name and began conducting business as TXU Corp. In June 1999, several of TXU's subsidiaries changed their corporate names in connection with the new TXU corporate identity program. TXU, a Texas corporation, is a holding company whose principal United States (US) operations are conducted through TXU Electric Company, formerly Texas Utilities Electric Company (TXU Electric), TXU Gas Company, formerly ENSERCH Corporation (TXU Gas), and TXU Energy Industries Company, formerly Texas Energy Industries, Inc. (TEI).
TXU's principal international operations are conducted through TXU International Holdings Limited (TXU International Holdings), which in turn indirectly owns TXU Eastern Holdings Limited (TXU Eastern) and TXU Australia Holdings Limited Partnership (TXU Australia Holdings). TXU Eastern's operations in the United Kingdom (UK) and Europe are conducted through subsidiaries of Eastern Group plc (Eastern Group), primarily Eastern Electricity plc (Eastern Electricity). TXU Australia Holdings' principal operating subsidiaries include Eastern Energy Limited (Eastern Energy) and the gas operations of Westar/Kinetik Energy described below.

     On May 19, 1998, TXU acquired The Energy Group PLC (TEG), the former holding company of Eastern Group. TXU recorded its approximate 22% equity interest in the net income of TEG for the period March 1998 to May 19, 1998 and has accounted for TEG and Eastern Group as consolidated subsidiaries since May 19, 1998. The excess of the purchase consideration plus acquisition costs over the net fair value of tangible and identifiable intangible assets acquired and liabilities assumed, reflecting final purchase adjustments, resulted in goodwill of $5.6 billion, which is being amortized over 40 years.

     In February 1999, TXU Australia Holdings acquired from the Government of Victoria, Australia, the gas retail business of Kinetik Energy Pty. Ltd. and the gas distribution operations of Westar Pty. Ltd. (together, Westar/Kinetik Energy). The purchase price was A$1.6 billion ($1.0 billion) which has been financed principally through bank borrowings by TXU Australia Holdings. The process of determining the fair value of assets acquired and liabilities assumed of Westar/Kinetik Energy has not been completed; however, the excess of the purchase consideration plus acquisition costs over a preliminary estimate of net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of $560 million, which is being amortized over 40 years. This amount is subject to revision as additional information about the fair value of Westar/Kinetik Energy's assets acquired, liabilities assumed and contingencies existing at the acquisition date becomes known.

     Since the acquisition of Westar/Kinetik Energy was treated for accounting purposes as a purchase business combination, no financial or other information is presented for periods prior to the date of acquisition. Consolidated pro forma income and earnings per share for the periods ended June 30, 1999 and 1998, assuming the acquisition of Westar/Kinetik Energy had occurred at the beginning of the periods, would not have differed significantly from reported results.

     Throughout this document, references to TEG shall mean the consolidated UK entity acquired in May 1998, and references to Eastern Group or TXU Eastern shall mean TXU's primary operations in the UK and other parts of Europe. References to TXU Australia Holdings shall mean TXU's primary operations in Australia, including Eastern Energy and results for Westar/Kinetik Energy from date of acquisition.

    The following exchange rates have been used to convert foreign currency denominated amounts into US dollars:


                                                                              Income Statement
                                                                               (Average Rates)
                                  Balance Sheet            ------------------------------------------------
                               -----------------------     Three Months       Six Months     Twelve Months
                                June 30,  December 31,     Ended June 30,   Ended June 30,   Ended June 30,
                               ---------  ------------     --------------   --------------   --------------
                                 1999        1998          1999     1998     1999    1998     1999    1998
                                 ----        ----          ----     ----     ----    ----     ----    ----
    UK pounds sterling          $1.578      $1.655        $1.607   $1.652   $1.620  $1.652   $1.642  $1.652

    Australian dollars (A$)     $0.656      $0.612        $0.653   $0.636   $0.640  $0.655   $0.624  $0.685

2.  SIGNIFICANT ACCOUNTING POLICIES

TXU and TXU Electric

     Basis of Presentation -- The condensed consolidated financial statements of TXU and its subsidiaries and TXU Electric and its subsidiaries have been prepared on the same basis as those in their respective 1998 Annual Reports on Form 10-K (1998 Form 10-K) and, in the opinion of management, all adjustments (constituting only normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to current classifications.

     All dollar amounts in the condensed consolidated financial statements and tables in the notes, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

TXU

     Earnings Per Share --Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the period reported. The following table details the adjustments to calculate diluted earnings per share. After-tax interest expense for the convertible subordinated debentures prior to their conversion in 1998 are added to earnings applicable to common stock, and the number of shares from the assumed conversion of the convertible subordinated debentures and the assumed exercise of all outstanding stock options are added to average shares outstanding.

                                     Three Months         Six Months         Twelve Months
                                    Ended June 30,      Ended June 30,       Ended June 30,
                                   ----------------    ---------------      ---------------
                                     1999     1998      1999     1998        1999     1998
                                     ----     ----      ----     ----        ----     ----
     After-tax interest expense     $  --    $  --     $  --    $ 0.9       $  --    $ 2.4

     Shares of common stock
         (in thousands)                94      122        96    2,372         106    1,617

                                           13

3. ACCOUNTING IMPACT OF THE RESTRUCTURING OF THE ELECTRIC UTILITY INDUSTRY IN TEXAS

TXU and TXU Electric

     Deregulation -- Legislation was passed during the 1999 session of the Texas legislature that will restructure the electric utility industry in Texas and, among other matters, authorizes competition in the retail and generation markets for electricity beginning January 1, 2002; provides for the recovery of stranded costs; requires reductions in nitrogen oxide and sulfur dioxide emissions; requires a rate freeze for all customers until January 1, 2002, and certain rate reductions for residential and small commercial customers for up to five years thereafter; and sets certain limits on capacity owned and controlled by power generation companies.

          Accounting Impact of the Restructuring-- Regulatory Assets and Liabilities - As discussed in TXU's and TXU Electric's 1998 Form 10-K, the financial statements of TXU and TXU Electric reflect regulatory assets and liabilities under cost-based rate regulation in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effect of Certain Types of Regulation". Rate-regulated companies are required to write off regulatory assets and liabilities against current earnings whenever changes in facts and circumstances cause those companies to no longer satisfy the criteria for application of SFAS No. 71. As a result of the 1999 Texas legislation, the electricity generation portion of TXU Electric's business no longer meets the criteria to apply SFAS No. 71. Accordingly, application of SFAS No. 71 to the generation portion of TXU Electric's business was discontinued as of June 30, 1999, and the principles of SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," as interpreted by Emerging Issues Task Force Issue
(EITF) No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Nos. 71 and 101", have been applied. TXU Electric's transmission and distribution (T&D) operations continue to meet the criteria for recognition of regulatory assets and liabilities as defined by SFAS No. 71. In addition, fuel costs will be fully recoverable during the transition period that extends to January 1, 2002.

     SFAS No. 101 requires that all regulatory assets and liabilities be eliminated from an entity's financial statements when SFAS No. 71 no longer applies. EITF No. 97-4 provides guidance for situations in which the regulatory body specifically provides for recovery of such assets through a portion of the business which continues to be subject to regulation. The provisions of the 1999 Texas legislation provide for the recovery of net generation-related regulatory assets existing at December 31, 1998. Under the provisions of EITF No. 97-4, such generation-related regulatory assets will be transferred to the T&D portion of the business. These assets will be amortized as they are recovered. As a result, management believes all net regulatory assets related to the generation business will be recovered. Net generation-related regulatory assets at June 30, 1999 were approximately $1.5 billion.

     Generation Production Assets -- TXU Electric anticipates that a portion of the cost of its generation production assets and power purchase contracts may be identified as stranded costs under the legislation and become subject to a future quantification of the economic value of such assets. The Texas legislation provides that 100% of such stranded costs will be recovered from regulated operations. At June 30, 1999, TXU Electric performed an impairment analysis of generation assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires a company to forecast future net cash flows from operating the asset, on an undiscounted basis excluding carrying costs, and to compare the sum of those cash flows with the net carrying value of the asset. Under this test, if the net cash flows exceed the net carrying value, no impairment exists for accounting purposes. TXU Electric has forecasted the net cash flows of its generating assets at June 30, 1999, and determined that the undiscounted net cash flows exceed the net carrying value of those plants; accordingly, for accounting purposes, there is no impairment. Generation-related plant assets at June 30, 1999 were approximately $10.1 billion, net of accumulated depreciation.

     Investment Tax Credits -- TXU Electric has deferred investment tax credits (ITCs) of approximately $436 million applicable to its generation business. The unamortized ITCs are temporary differences under generally accepted accounting principles for which a deferred income tax asset has been recorded. Under regulatory accounting, a regulatory liability also has been recorded. Under the requirements of SFAS No. 101, the ITC-related regulatory liability would be written off as an extraordinary item when the criteria of SFAS No. 71 are no longer met. However, it is uncertain under applicable regulations whether, and to what extent, the customers will ultimately benefit from the unamortized ITCs and/or the related regulatory liability. Upon final determination by the Public Utility Commission of Texas (PUC), it is expected that the amount of unamortized ITCs not applicable to customers will be amortized over the remaining life of the generation plants. Also, upon final determination by the PUC, it is expected that the regulatory liability related to the ITCs not applicable to customers will be written off as an extraordinary credit to income.

4.     LINES OF CREDIT

TXU and TXU Electric

     At June 30, 1999, TXU, TXU Electric and TXU Gas had amended joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions amounting to $2.5 billion. The US Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $1.1 billion outstanding at any one time at variable interest rates and terminates February 25, 2000. Of this, $800 million can be used for working capital and other general corporate purposes. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates March 2, 2003. Borrowings under this facility can be used for working capital and other general corporate purposes. The combined borrowings of TXU, TXU Electric and TXU Gas under both facilities, excluding borrowings that were permitted only to finance the acquisition of TEG, are limited to an aggregate of $2.2 billion outstanding at any one time. TXU Electric's and TXU Gas' borrowings under both facilities are limited to an aggregate of $1.25 billion and $650 million outstanding at any one time, respectively. At June 30, 1999, TXU Electric had no borrowings outstanding under these lines. The facilities primarily support commercial paper borrowings. At June 30, 1999, outstanding commercial paper borrowings supported by both facilities totaled $1.8 billion.

TXU

     An Eastern Electricity Revolving Credit Facility provides for short-term borrowings for general corporate purposes of up to 250 million pounds (approximately $395 million) outstanding at any one time and terminates March 2, 2003. No borrowings were outstanding at June 30, 1999 under this facility.

     In addition, certain other non-US subsidiaries have revolving credit agreements (denominated in both foreign currencies and US dollars) aggregating approximately $171 million, of which $144 million was outstanding at June 30, 1999. These revolving credit agreements expire at various dates through 2001.

     On June 11, 1999, TXU Finance (No. 2) Limited and Eastern Electricity entered into arrangements whereby Eastern Electricity agreed to sell up to 300 million pounds of its electricity receivables to a third party and TXU Finance (No. 2) Limited is entitled to borrow up to an aggregate of 275 million pounds through a note issue agreement, subject to an overall program limit of 550 million pounds. As of June 30, 1999, TXU Finance (No. 2) Limited had borrowed 150 million pounds ($237 million) pursuant to that agreement.

5. CAPITALIZATION

TXU

   Common Stock -- In April 1999, TXU repurchased approximately 1.7 million shares of its outstanding common stock at a total cost of approximately $64
million.   In May 1999, the Board of Directors approved an increase in the stock repurchase program to $600 million. In July 1999, TXU repurchased an additional 4.4 million shares for a total cost of approximately $186 million. TXU has approximately $125 million of additional purchases authorized.

TXU Electric

     During the six months ended June 30, 1999, TXU Electric purchased and retired a total of 9.9 million shares of its common stock from TXU at a cost of approximately $297 million.

TXU and TXU Electric

     TXU or Subsidiary Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trusts, Each Holding Solely Junior Subordinated Debentures of TXU or Related Subsidiary (Trust Securities) -- At June 30, 1999 and December 31, 1998, the statutory business trust subsidiaries had trust securities outstanding, as follows:

                                                         Trust Securities      Trust Assets (a)                            Maturity
                                                                                                                           --------
                                                 Units (000's)              Amount                    Amount
                                             --------------------     ----------------------   ----------------------
                                             June 30, December 31,    June 30,  December 31,   June 30,   December 31,
                                               1999       1998          1999        1998         1999        1998
                                               ----       ----          ----        ----         ----        ----
TXU
TXU Capital I (7.25% Series)                   9,200      9,200        $  223     $  223       $  237      $  237             2029

TXU Electric

TXU Electric Capital I (8.25% Series)          5,871      5,871           141        141          155         155             2030
TXU Electric Capital III (8.00% Series)        8,000      8,000           194        194          206         206             2035
TXU Electric Capital IV (Floating Rate
      Trust Securities)(b)                       100        100            97         96          103         103             2037
TXU Electric Capital V (8.175% Trust
      Securities)                                400        400           392        392          412         412             2037
                                              ------     ------         -----      -----        -----       -----
      Total TXU Electric                      14,371     14,371           824        823          876         876
                                              ------     ------         -----      -----        -----       -----
TXU Gas

TXU Gas Capital I (Floating Rate Trust
      Securities)(c)                             150        150           146        146          155         155             2028
                                              ------     ------         -----      -----        -----       -----
      Total                                   23,721     23,721        $1,193     $1,192       $1,268      $1,268
                                              ======     ======        ======     ======       ======      ======

(a)Interest rates on the trusts' sole assets, Junior Subordinated Debentures of the parent, correspond in each case to the rate indicated for the corresponding series of Trust Securities.
(b)Floating rate is determined quarterly based on LIBOR. A related interest rate swap, expiring 2002, effectively fixes the rate at 7.183%.
(c)Floating rate is determined quarterly based on LIBOR. Related interest rate swaps effectively fix the rates through July 1, 2003 at 6.629% on $100 million and at 6.444% on $50 million.

                                        16

          Each parent company owns common securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of such trust's securities.

TXU Electric

          Long-Term Debt -- In March 1999, the Brazos River Authority issued $111 million aggregate principal amount of Collateralized Pollution Control Revenue Refunding Bonds, Series 1999A, due April 1, 2033. The 1999A Bonds bear interest at a rate of 3.70% per annum until the mandatory tender date of April 1, 2000. Upon mandatory tender, the 1999A Bonds will be remarketed by a remarketing agent appointed by TXU Electric. Proceeds were used to refund the 8.25% Brazos River Authority Series 1989A Bonds and a portion of the Brazos River Authority Taxable Series 1991D Bonds. TXU Electric is obligated to make payments of principal and interest on the 1999A Bonds. This obligation is secured by TXU Electric First Mortgage Bonds.

          On June 19, 1999, the $118 million of Brazos River Authority Pollution Control Revenue Refunding Bonds, Series 1995B, due June 1, 2030 were remarketed, resulting in an interest rate of 4.15% per annum to the mandatory tender date of June 19, 2000. TXU Electric is obligated to make payments of principal and interest on the 1995B Bonds.

TXU

          On June 23, 1999, TXU sold $500 million principal amount of floating rate Senior Notes due June 25, 2001. The initial interest rate, based on three-month LIBOR plus a margin, was 5.73% at June 30, 1999. The interest rate will be reset quarterly. Net proceeds were used to repay commercial paper issued by TXU.

          United Kingdom -- At June 30, 1999, TXU Eastern and TXU Finance (No.
2) Limited had a joint sterling-denominated line of credit with a group of banking institutions under a credit facilities agreement (Sterling Credit Agreement). The Sterling Credit Agreement, as amended in March 1999, provides for borrowings of up to 1.275 billion pounds and has two facilities: a 750 million pounds term facility which will terminate on March 2, 2003 and a 525 million pounds revolving credit facility which has a 200 million pounds 364-day tranche (Tranche A) and a 325 million pounds tranche which terminates March 2, 2003 (Tranche B). TXU Eastern and TXU Finance (No. 2) Limited currently are the only permitted borrowers under the amended Sterling Credit Agreement. The amended Sterling Credit Agreement allows for borrowings in various currencies with interest rates based on the prevailing rates in effect in the countries in which the borrowings originate. As of June 30, 1999, 750 million pounds ($1,183 million) of borrowings were outstanding under the term facility, and approximately 178 million pounds ($281 million) were outstanding under Tranche B.

          In May 1999, a subsidiary of TXU Eastern issued $1.5 billion of Senior Notes in three series: $350 million at 6.15% due May 15, 2002, $650 million at 6.45% due May 15, 2005, and $500 million at 6.75% due May 15, 2009. The proceeds of this issuance were used to reduce indebtedness incurred in connection with the acquisition of TEG, to reduce borrowings under the Sterling Credit Agreement and for other corporate purposes. Shortly thereafter, TXU Eastern entered into various interest rate and currency swaps that in effect changed the interest rate on the borrowings from fixed to variable based on LIBOR and fixed the principal amount to be repaid in sterling.

           Australia -- At June 30, 1999, TXU Australia Holdings had a A$1.1 billion Senior Acquisition Facility with a group of banking institutions, and TXU Australia Holdings and Eastern Energy had a A$413 million Subordinated Acquisition Facility with a banking institution to fund the acquisition of the assets of Westar/Kinetik Energy. The Senior Acquisition Facility is composed of: a A$275 million term facility due February 24, 2000 (Tranche A); a A$220 million revolving cash advance facility due February 24, 2002 (Tranche B); and a A$605 million term facility due February 24, 2002 (Tranche C). The Subordinated Acquisition
Facility expires August 24, 1999.  As of June 30, 1999, there was
A$1.5 billion ($993 million) outstanding under these facilities.


           In April 1999, a subsidiary of TXU Australia Holdings entered into a credit facility with a financial institution, expiring December 30, 1999. The amount borrowed, A$200 million ($131 million), was used to prepay on a 20-year agreement that serves as a hedge of Eastern Energy's future electricity purchases for resale to its retail customers. This borrowing has been classified as a long-term liability since TXU intends to refinance this facility on a long-term basis.

6.     DERIVATIVE INSTRUMENTS

TXU

          TXU enters into derivative instruments, including options, swaps, futures and other contractual commitments to manage market risks related to changes in interest rates, foreign currency exchange rates and commodity prices. TXU's participation in derivative transactions, except for the energy marketing activities of TXU Energy Trading Company, formerly Enserch Energy Services, Inc., have been designated for hedging purposes and are not held or issued for trading purposes.

          Interest Rate Risk Management --At June 30, 1999, TXU, TXU Electric and TXU Gas had various interest rate swaps in effect, the terms and notional amounts of which had not significantly changed from December 31, 1998.

          At June 30, 1999, Eastern Energy and Westar/Kinetik Energy had interest rate swaps and forward rate agreements outstanding, denominated in Australian dollars and/or US dollars, with an aggregate notional amount of $1.5 billion. These agreements establish a mix of fixed and variable interest rates on outstanding debt and have remaining terms up to 17 years.

          In May 1999, TXU Eastern entered into various interest rates swaps with an aggregate notional amount of $1.5 billion that convert the new fixed rate Senior Notes to floating rate based on LIBOR. These swaps mature on the dates of the underlying notes, had a weighted average pay rate of 5.61% and had a fair value of ($33) million at June 30, 1999. TXU Eastern had additional interest rate swaps outstanding with an aggregate notional amount of 100 million pounds ($158 million) that convert fixed interest rates to floating rates expiring in 2004. At June 30, 1999, TXU Eastern had various other interest rate swaps as required by the Sterling Credit Agreement and to hedge certain of its borrowings from a variable to a fixed rate. The aggregate notional amount of these interest rate swaps was 848 million pounds ($1.3 billion) with an average maturity of six years and an average fixed rate of 6.69%. Forward rate agreements totaling 285 million pounds ($450 million) for a maximum duration of less than one year to swap floating rate deposits into fixed rates were outstanding at June 30, 1999.

          Foreign Currency Risk Management -- At June 30, 1999, TXU and Eastern Energy had various foreign currency swaps, options and exchange contracts in effect, the terms and amounts of which had not significantly changed from December 31, 1998. In connection with the May 1999 issuance of $1.5 billion of Senior Notes, TXU Eastern entered into currency swaps which effectively fixed the principal amount to be repaid in sterling. The fair value of these cross currency swaps was $24 million at June 30, 1999.

7.   REGULATION AND RATES

TXU and TXU Electric

       Docket 18490 -- The PUC approved the non-unanimous stipulation filed on December 17, 1997, by TXU Electric, together with the General Counsel of the PUC, the Office of Public Utility Counsel (OPC) and various other parties interested in TXU Electric's rates and services. The stipulation, modified to incorporate changes made by the PUC, resulted in base rate credits beginning January 1, 1998, of 4% for residential customers, 2% for general service secondary customers and 1% for all other retail customers and additional base rate credits for residential customers of 1.4% beginning January 1, 1999. Certain parties that did not sign the stipulation have appealed the PUC's approval by filing suit in state district court. TXU and TXU Electric cannot predict the outcome of these appeals.

           In accordance with the stipulation, for the six months ended June 30, 1999 and 1998, TXU Electric recorded $61 million and $39 million, respectively, as additional depreciation of nuclear production assets representing earnings in excess of the stipulated earnings cap, including the estimated effects of the Texas legislation described in Note 3. In addition, for the six months ended June 30, 1999 and 1998, TXU Electric recorded $95 million and $90 million, respectively, of depreciation expense reclassified from transmission and distribution to nuclear production assets. For the twelve months ended June 30, 1999, TXU Electric recorded additional depreciation of $379 million on its nuclear production assets representing $187 million of depreciation expense reclassified from transmission and distribution and $192 million of additional depreciation representing earnings in excess of the stipulated earnings cap. Including deferred income tax effects, the net effect was a $142 million reduction in net income for the twelve months ended June 30, 1999 compared with a reduction of $37 million for the same period of 1998.

          Docket 20896 -- In March 1999, TXU Electric filed with the PUC its first report, as required in Docket 18490, concerning the earnings cap calculation for 1998. General Counsel of the PUC filed a notice of contest in June 1999, which challenged the inclusion of $19 million of affiliate expenses in the return cap calculation. In July 1999, General Counsel withdrew this challenge. The PUC has not taken formal action in this docket and TXU and TXU Electric are unable to predict the outcome thereof.

          Docket 20666 -- Fuel Refund -- TXU Electric filed a petition with the PUC in March 1999 to refund to customers approximately $115 million, including interest, in over-collected fuel costs for the period June 1997 through February 1999. In April 1999, parties to this docket, TXU Electric, General Counsel of the PUC, Texas Industrial Energy Consumers (TIEC) and OPC, filed a unanimous stipulation resolving all issues in this docket. The PUC approved the stipulation at the May 20, 1999 Open Meeting, and the refund was made to customers through a one-time credit in June 1999. This over-collection was the result of milder than expected weather and declining natural gas prices.

          Docket 20285 -- Fuel Reconciliation -- In December 1998, in accordance with PUC rules, TXU Electric filed a petition with the PUC seeking final reconciliation of all eligible fuel and purchased power expenses incurred during the reconciliation period of July 1, 1995 through June 30, 1998, amounting to a total of $5.04 billion. In addition, and as permitted by the PUC rules, TXU Electric also requested an accounting order that would allow certain costs incurred to facilitate the use of coal as a supplemental fuel at its Monticello plant to be treated as eligible fuel costs and billed pursuant to TXU Electric's fuel costs factor. By incurring these expenses, TXU and TXU Electric believe they have significantly improved the reliability of the supply of fuel to Monticello and have, at the same time, lowered the fuel expense that would otherwise be incurred in the absence of these investments.

Parties to this docket (Cities of Arlington, et al., OPC, TIEC, NUCOR Steel, Texas-New Mexico Power Company, and General Counsel of the PUC) filed a unanimous stipulation, which represents a compromise among the signatories, providing for, among other things, a disallowance and refund to consumers in the amount of $52 million, which was recorded in June 1999. The administrative law judge assigned to the proceeding has released a Proposal for Decision recommending approval of the stipulation. On August 5, 1999, the PUC voted to approve the stipulation. The refund, which will appear as a one-time credit on customer bills during the September billing cycle, is approximately 1% of the $5.04 billion spent by TXU Electric during the reconciliation period.

          Flexible Rate Initiatives -- TXU Electric also offers optional time-of-use rates to residential, commercial and industrial customers under rates approved by the PUC in April 1999 in areas where the PUC retains sole regulatory jurisdiction. These time-of-use rate options allow participating customers to plan and manage their electrical energy usage to shift their loads from the TXU Electric on-peak periods to off-peak periods. This activity reduces TXU Electric's requirements for capacity resources to meet the peak electrical load of all of its customers. On January 15, 1999, TXU Electric applied for approval of these rates with municipal regulatory authorities in 173 cities. Ultimately, 172 of the municipal regulatory authorities approved these rates and one municipality denied them. TXU Electric estimates that any decrease in revenue resulting from the implementation of these rates will be offset by reductions in the peak load and associated costs. On June 11, 1999, an interested party filed an appeal of the PUC's approval of these rates in state district court in Travis County, Texas. The PUC and TXU Electric have both filed answers; however, no schedule for resolution of the appeal has been established by the district court. TXU and TXU Electric are unable to predict the outcome of the appeal.

8.     COMMITMENTS AND CONTINGENCIES

TXU

       Legal Proceedings -- In February 1997, the official government representative of pensioners in the UK (Pensions Ombudsman) made final determinations against The National Grid Company plc (National Grid) and its group trustees with respect to complaints by two pensioners in National Grid's section of the Electricity Supply Pension Scheme (ESPS) relating to the use of the pension fund surplus resulting from the March 1992 actuarial valuation of the National Grid section to meet certain costs arising from the payment of pensions on early retirement upon reorganization or downsizing. These determinations were set aside by the High Court in June 1997, and the arrangements made by National Grid and its group trustees in dealing with the surplus were confirmed. The two pensioners appealed this decision, and judgment on the appeal has now been received although a final order is awaited. The judgment endorsed the Pensions Ombudsman's determination that National Grid was not entitled to deal unilaterally with any surplus. If a similar action were to be made against Eastern Group in relation to its use of actuarial surplus in its section of the ESPS, it would vigorously defend the action, ultimately through the courts. However, if a determination were finally to be made against it and upheld in the courts, Eastern Group could have a potential liability to repay to its section of the ESPS an amount estimated by TXU to be up to $71 million (exclusive of any applicable interest charges).

          In August 1998, the Gracy Fund, L.P. (Gracy Fund) filed suit in the United States District Court for the Northern District of Texas against EEX Corporation, formerly Enserch Exploration, Inc. (EEX), TXU, David W. Biegler, Gary J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The Gracy Fund sought to represent a class of certain purchasers of the common stock of ENSERCH Corporation (now TXU Gas) and EEX based upon claims of various violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 (Exchange Act). Also in August 1998, Stan C. Thorne (Thorne) filed suit in the United States District Court for the Southern District of Texas against EEX, TXU Gas, DeGolyer & Naughton, David W. Biegler, Gary J. Junco, Fredrick

S. Addy and B.K. Irani and sought to represent a certain class of purchasers
of common stock of EEX.    In December 1998, the United States District Court
for the Northern District of Texas issued an Order in Cause No. 3-98-CV-1808-G consolidating the Gracy Fund and the Thorne suits (the Consolidated Action). In January 1999, the Gracy Fund et al. filed an amended class action complaint in the Consolidated Action against EEX, TXU Gas, David W. Biegler, Gary J. Junco, Thomas Hamilton, J. Philip McCormick, Fredrick S. Addy and B.K. Irani. TXU and Erle Nye were omitted as defendants pursuant to a tolling agreement. The individual named defendants are current or former officers and/or directors of EEX, and Mr. Biegler has been an officer and director of TXU
Gas. The amended complaint alleges violations of provisions of the Securities Act of 1933 and the Exchange Act. The plaintiff in the Consolidated Action represents a class of persons acquiring stock of ENSERCH Corporation and/or EEX between August 3, 1995 and August 5, 1997, inclusive. No amount of damages has been specified in the Consolidated Action. Defendants filed a joint motion to dismiss in March 1999, and discovery has been stayed pending a ruling on the motion to dismiss. TXU Gas is continuing to evaluate the claims and is unable at this time to predict the outcome of this proceeding, but intends to vigorously defend this suit.

TXU and TXU Electric

          General -- TXU and TXU Electric are each involved in various legal and administrative proceedings and have other contingencies, that, in the opinion of the management of each, should not have a material effect upon their financial positions, results of operations or cash flows.

9.SEGMENT INFORMATION

TXU

                         Three Months Ended      Six Months Ended    Twelve MonthsEnded
                               June 30,              June 30,              June 30,
                          -----------------     -----------------    ------------------
                           1999       1998       1999       1998       1999       1998
                           ----       ----       ----       ----       ----       ----
Trade Revenues -
     US Electric          $1,519     $1,679     $2,815     $3,023    $ 6,333    $ 6,363
     US Gas                  146        153        440        486        776        895
     US Energy Marketing     542        715      1,342      1,399      3,141      2,258
     UK/Europe             1,307        546      3,223        546      6,278        546
     Australia               164        112        284        221        502        463
     All Other                51         31         93         61        167         75
                          ------     ------     ------     ------    -------    -------
          Consolidated    $3,729     $3,236     $8,197     $5,736    $17,197    $10,600
                          ======     ======     ======     ======    =======    =======

Affiliated Revenues -
     US Electric          $   --     $   --     $   --     $   --    $    --    $    --
     US Gas                    8         11         15         21         36         39
     US Energy Marketing      --         --         --         --          1         --
     UK/Europe                --         --         --         --         --         --
     Australia                --         --         --         --         --         --
     All Other                81         89         160       162        335        163
     Eliminations            (89)      (100)       (175)     (183)      (372)      (202)
                          ------     ------     ------     ------    -------    -------
          Consolidated    $   --     $   --     $   --     $   --    $    --    $    --
                          ======     ======     ======     ======    =======    =======

Net Income (Loss) -
     US Electric          $  162     $  203     $  264     $  337    $   715    $   778
     US Gas                  (26)       (23)        (8)        (6)       (34)        (8)
     US Energy Marketing      (8)        --        (15)        (1)        (8)       (13)
     UK/Europe                29        (43)       140        (35)       315        (35)
     Australia               (10)         5         (5)        15         11         22
     All Other               (48)       (59)       (95)      (100)      (188)      (149)
                          ------     ------     ------     ------    -------    -------
          Consolidated    $   99     $   83     $  281     $  210    $   811    $   595
                          ======     ======     ======     ======    =======    =======

INDEPENDENT ACCOUNTANTS' REPORT


Texas Utilities Company (doing business as TXU Corp):

We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Company (doing business as TXU Corp) and subsidiaries (TXU) as of June 30, 1999, and the related condensed statements of consolidated income and of comprehensive income for the three-month, six-month and twelve-month periods ended June 30, 1999 and 1998, and of consolidated cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of TXU's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of TXU as of December 31, 1998, and the related statements of consolidated income, comprehensive income, cash flows and common stock equity for the year then ended (not presented herein); and in our report, based on our audit and the report of other auditors, dated March 5, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP Dallas, Texas
August 12, 1999

INDEPENDENT ACCOUNTANTS' REPORT



TXU Electric Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Electric Company (formerly Texas Utilities Electric Company) and subsidiaries (TXU Electric) as of June 30, 1999, and the related condensed statements of consolidated income and of comprehensive income for the three-month, six-month and twelve-month periods ended June 30, 1999 and 1998, and of consolidated cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of TXU Electric's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of TXU Electric as of December 31, 1998, and the related statements of consolidated income, comprehensive income, cash flows and common stock equity for the year then ended (not presented herein); and in our report dated March 5, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE  LLP  Dallas, Texas
August 12, 1999

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERGERS AND ACQUISITIONS

TXU

     Certain comparisons in this report have been affected by acquisitions by Texas Utilities Company (doing business as TXU Corp) (TXU) or its subsidiaries of Westar/Kinetik Energy in Australia (as described below) in February 1999, The Energy Group PLC (TEG) in May 1998, TXU Communications Company, (formerly Lufkin-Conroe Communications Co.), in November 1997 and TXU Gas Company, formerly ENSERCH Corporation (TXU Gas) in August 1997. These acquisitions have been accounted for as purchase business combinations. Results of operations of these companies have been included only from their dates of acquisition. TXU's principal international operations are conducted through TXU International Holdings Limited, formerly TU International Holdings, (TXU International Holdings) which in turn owns TXU Eastern Holdings Limited (TXU Eastern) and TXU Australia Holdings Limited Partnership (TXU Australia Holdings). TXU Eastern's operations in the United Kingdom (UK) and Europe are conducted through subsidiaries of Eastern Group plc (Eastern Group), primarily Eastern Electricity plc (Eastern Electricity). TXU Australia Holdings' principal operating subsidiaries include Eastern Energy Limited (Eastern Energy) and gas operations in Australia as described below.

      In February 1999, TXU Australia Holdings acquired from the Government of Victoria, Australia, the gas retail business of Kinetik Energy Pty. Ltd. and the gas distribution operations of Westar Pty. Ltd. (together, Westar/Kinetik Energy). The purchase price was A$1.6 billion ($1.0 billion) which has been financed principally through bank borrowings by TXU Australia Holdings. The process of determining the fair value of assets acquired and liabilities assumed of Westar/Kinetik Energy has not been completed; however, the excess of the purchase consideration plus acquisition costs over a preliminary estimate of net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of $560 million), which is being amortized over 40 years. This amount is subject to revision as additional information about the fair value of Westar/Kinetik Energy's assets acquired, liabilities assumed and contingencies existing at the acquisition date becomes known.

     TXU will pursue potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and are likely to enhance the long-term return to its shareholders.

RESULTS OF OPERATIONS

TXU Electric

     Net income for TXU Electric Company, formerly Texas Utilities Electric Company (TXU Electric), for the three-, six- and twelve-month periods ended June 30, 1999, was lower than the same periods of 1998. More normal temperatures in the second quarter of 1999 compared to record-setting heat in the second quarter of 1998, a 1999 fuel reconciliation settlement, and a reduction in rates effective January 1, 1999 due to the 1998 rate settlement agreement resulted in lower revenues compared with the same periods in the previous year. The decline in revenues was partially offset by decreases in fuel and purchase power costs largely due to lower electricity generation.

     Energy sales and base rate revenues for the second quarter and first six months of 1999 were lower than the comparable 1998 periods, primarily due to more normal weather conditions. Electric energy sales in gigawatt hours for the three and six months of 1999 were 4.6% and 3.6% lower, respectively, than the same periods of 1998. Fuel revenues for the three- and six-month periods ended June 30, 1999 decreased compared with the 1998 periods due to lower natural gas usage and more coal usage for generation in 1999. For the twelve months ended June 30, 1999, energy sales and base rate revenues increased slightly from the comparable 1998 period, a result of hotter-than-normal weather in the summer of 1998 but were more than offset by decreased fuel revenues resulting from lower natural gas prices. Electric energy sales volumes for the twelve-month period of 1999 were up 0.4% from the 1998 twelve-month period.

     In June 1999, TXU Electric reached an agreement with all intervening parties to refund $52 million ($31 million after tax) to consumers as part of the fuel reconciliation proceeding with the Public Utility Commission of Texas
(PUC). The refund is approximately 1% of the $5.04 billion spent by TXU Electric during the period from July 1, 1995 through June 30, 1998 for fuel to generate electricity and will appear as a one-time credit on customer bills during the September billing cycle.

     The rate settlement agreement, which became effective in January 1998, reduced customer rates, increased depreciation expense of nuclear production assets as a result of earnings in excess of a stipulated earnings cap and reclassified depreciation from transmission and distribution to nuclear production assets commencing in 1998. Increased nuclear depreciation reduced net income by $33 million, $37 million and $142 million, respectively, for the three-, six- and twelve-month periods of 1999 compared with reductions of $33 million, $37 million and $37 million in the comparable 1998 periods.

     Results for the 1998 twelve months were affected by the recognition of an $81 million fuel disallowance (including interest) and a $10 million charge related to the sale of sulfur dioxide allowances, which reduced net income by $55 million. Excluding these items, net income for the twelve months ended June 30, 1998 was $843 million.

     Fuel and purchased power expenses for the three months and six months of 1999 reflect lower natural gas prices and natural gas usage from the comparable 1998 periods. The decrease in fuel and purchased power for the twelve-month period ended June 30, 1999 results from decreased natural gas prices, partially offset by increased usage for natural gas and nuclear generation, and purchased power capacity payments to meet demand during the hotter-than-normal summer in 1998.

     Operation and maintenance (O&M) expenses for the three-month period ended June 30, 1999 decreased 10% from the corresponding 1998 quarter, while the six-month period was unchanged from 1998 levels. O&M expenses for the twelve-month period ended June 30, 1999 increased 3% in comparison to the same period in 1998. The change in the three-month period is primarily due to timing of generation maintenance expenses, lower provision for uncollectible accounts and continued efforts to reduce expenses. The increase in O&M expenses for the 1999 twelve-month period is primarily a result of increased maintenance due to the hotter-than-normal summer of 1998.

     Depreciation and amortization expense was higher for all periods of 1999 compared with the comparable 1998 periods, due to increased depreciation resulting from in the 1998 rate settlement agreement. For the twelve months ended June 30, 1999, depreciation and amortization expense was 26% higher than the same period in 1998. TXU Electric's rate settlement agreement resulted in an increase of $379 million in depreciation on its Comanche Peak nuclear powered generating station for the twelve-months ended June 30, 1999. Of the $379 million, $187 million is the result of the transfer of transmission and distribution depreciation, and $192 million is the result of TXU Electric's earnings in excess of its earnings cap. Total nuclear depreciation since January 1, 1998 exceeds $940 million.

     Net decreases in interest expense for the three-, six- and twelve-months ended June 30, 1999, compared to similar periods in 1998 are primarily due to the reacquisition of long-term debt late in 1998 and remarketing of certain debt to lower interest rates.

     The 1999 second quarter and year-to-date effective income tax rate for TXU Electric was lower than the same period for 1998 due primarily to the reversal of amortization of prior period flow-through amounts and other tax-related regulatory assets and liabilities resulting from the impact of the Texas deregulation legislation. The effective tax rate for the twelve months ended June 30, 1999 was slightly lower than the same period in 1998 due primarily to the reasons previously mentioned and by a favorable adjustment to prior years' tax accruals.

TXU

     Earnings for the three months ended June 30, 1999 were $99 million ($.35 per share, basic and diluted) compared with $83 million ($.33 per share, basic and diluted) for the second quarter of 1998, or a 19% earnings improvement. Earnings for the six months ended June 30, 1999 were $281 million ($1.00 per share, basic and diluted) compared with $210 million ($.84 per share, basic and diluted) for the six months ended June 30, 1998, or a 34% earnings
improvement.   Earnings for the twelve months ended June 30, 1999 were $811 million ($2.88 per share, basic and diluted) compared with $595 million ($2.45 per share basic, $2.44 per share diluted) for the prior twelve-month period, or a 36% increase in earnings. For all periods presented, the factors affecting the results of TXU Electric, as discussed above, are also major factors affecting the results of TXU. The 1999 results also reflect a full period of operations of Eastern Group, non-recurring acquisition costs in Australia and a write-off of uncollectible revenues by TXU's operations in Australia, while the 1998 periods include results from the date of acquisition of TEG (including certain one-time acquisition transaction-related costs which totaled $31 million after-tax). Earnings per share comparisons for the three, six and twelve months ended June 30, 1999 were affected by the issuance of additional shares of common stock for the acquisition of TEG.

     The 1999 second-quarter results reflect operating revenues of $3.7 billion, a 15% increase over the same period in 1998. Substantially all of the increase is due to recording a full quarter's results of Eastern Group in the UK. Partially offsetting were lower revenues from TXU's US Electric operations due to closer to normal temperatures in Texas during the second quarter and the $52 million fuel ($31 million after tax) reconciliation settlement.

     Results for the six months ended June 30, 1999 reflect revenues of $8.2 billion, a 43% increase over the six months of 1998. Eastern Group contributed $3.2 billion of the total for the six months ended June 30, 1999, compared with $0.5 billion for the comparable 1998 period.

     The 1999 twelve-month period reflects record revenues of $17 billion, approximately 62% higher than the same period a year ago. Results for the twelve months ended June 30, 1999 reflect the addition of the Eastern Group for the full 1999 period, along with weather-driven US Electric sales experienced during the hotter-than-normal summer of 1998. These improvements were partially offset by TXU Electric's 1998 rate settlement that reduced revenues and increased depreciation, by the $52 million ($31 million after tax) impact of the 1999 fuel reconciliation settlement and by the effect of milder weather in the fourth quarter of 1998 and first six months of 1999.

     Earnings for the twelve months ended June 30, 1999 include a non-recurring gain from Eastern Group's renegotiation of a long-term gas contract, the fuel reconciliation settlement discussed above, non-recurring acquisition costs in Australia and a write-off of uncollectible revenues by TXU's operations in Australia. Earnings for the prior twelve-month period ended June 30, 1998 were reduced by the non-recurring costs related to the acquisition of TEG, the fuel disallowance (including interest) and the charge related to the sale of sulfur dioxide allowances by TXU Electric. Excluding these non-recurring items, operating earnings for the twelve months ended June 30, 1999 were $2.92 per share (basic and diluted) compared with $2.81 per share ($2.80 per share diluted) for the prior twelve-month period.

     Total operating expenses for the three-, six-, and twelve-month periods ended June 30, 1999 increased 16%, 46% and 68%, respectively, over the same periods in 1998. The increase is primarily due to the inclusion of a full period of operations for the Eastern Group and the inclusion of operations for Westar/Kinetic Energy for the period following acquisition.

     Year-to-year comparisons of consolidated interest expense and distributions on trust securities and preferred stock of subsidiaries have been affected by TXU's capital restructuring and debt reduction programs and by the debt assumed and incurred in connection with the acquisitions of TEG and Westar/Kinetik Energy.

     The effective income tax rate for TXU for the second quarter, year-to-date and twelve months ended June 30, 1999 was lower than the rates for the same periods in 1998 due primarily to TXU Electric's operations. In

1998, TXU Electric recorded amortization of prior period flow-through amounts and other tax-related regulatory assets and liabilities; no such amounts were amortized in 1999 as a result of the impact of deregulation legislation. Partially offsetting the lower tax rate is the annualized effect of Eastern Group's goodwill amortization in the current periods.

     For certain financial data by segment, see Note 9 to Condensed Consolidated Financial Statements.

     US Electric -- Net income for the US Electric segment for the three months and six months ended June 30, 1999 decreased 20% and 22%, respectively, from the same periods in 1998, reflecting a 10% and 7% reduction in operating revenues, respectively, as a result of milder weather conditions and the 1999 fuel reconciliation settlement. Increased depreciation on nuclear production assets resulting from the 1998 rate settlement also reduced net income.

     US Gas -- The US Gas segment reported a net loss of $26 million for the three months ended June 30, 1999 compared with a net loss of $23 million in the second quarter of 1998. The net loss for the six months ended June 30, 1999 was $8 million versus $6 million for the same period in 1998. Operating revenues declined 6% and 10% for the three months and six months, respectively, from the prior year periods due to milder weather and lower natural gas prices.

     US Energy Marketing -- For the quarter ended June 30, 1999, there was a net loss of $8 million compared with breakeven net income in the second quarter of 1998. While settled volumes for the six months ended June 30, 1999 were up approximately 20% compared with the same period in 1998, net results were down $14 million compared with the prior year, primarily due to increased market competition and the continued maturation of the wholesale gas industry that has reduced trading margins, the mild winter weather in the first quarter of 1999 and higher operating expenses due to increased infrastructure costs as a result of business growth.

     UK/Europe -- The UK/Europe operations contributed net income of $29 million in the second quarter this year versus a loss of $43 million in the second quarter last year. For the year-to-date period, the UK/Europe segment had net income of $140 million compared with a loss of $35 million in the same period of 1998. The results of operations for the three-month and year-to-date periods ended June 30, 1998 reflect operations from the date of acquisition of TEG on May 19, 1998 and have been reduced by non-recurring after-tax acquisition costs of $31 million. The 1998 three-month and six-month periods also reflect 22% equity in the net income of TEG for the periods April to May 19, 1998 and March to May 19, 1998, respectively. Operating revenues were $1.3 billion for the second quarter of 1999 and $3.2 billion for the six months ended June 30, 1999.

     Australia -- The net loss for the three months and six months ended June 30, 1999 was $10 million and $5 million, respectively, compared with net income of $5 million and $15 million for the year-ago periods. Results for this segment include Westar/Kinetik Energy since acquisition on February 24, 1999. Increased operating revenues for the second quarter were more than offset by higher operating expenses and increased interest costs, principally related to the acquisition of Westar/Kinetik Energy. Year-to-date results for 1999 were impacted by lower average foreign currency exchange rates compared to the 1998 periods, the write-off of uncollectible revenues and acquisition related costs.

     Comprehensive Income -- The loss from currency translation adjustments in all periods principally reflects the strengthening of the US dollar against the British pound sterling.

FINANCIAL CONDITION

Liquidity and Capital Resources

TXU and TXU Electric

     For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU's and TXU Electric's 1998 Form 10-K. Results for the three- and six-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of TXU or TXU Electric have occurred subsequent to year-end other than as disclosed in other reports of TXU or TXU Electric or included herein.

     Cash flows provided from operating activities for TXU before changes in operating assets and liabilities for the six months ended June 30, 1999 were $1.2 billion compared with $855 million for the comparable period in 1998 ($756 million versus $796 million for TXU Electric ). The inclusion of the winter heating results for Eastern Group more than offset a reduction in net income for TXU Electric. Changes in operating assets and liabilities for TXU for the six months ended June 30, 1999 provided cash flows of $140 million versus $50 million in the comparable six-month period of 1998. The year-to-year comparison reflects cash provided of $486 million from the sale of receivables by the Eastern Group, which was partially offset by working capital requirements for Eastern Group operations. Additionally, the first six months of last year included a federal income tax refund with no like amount in the 1999 first six months. Changes in operating assets and liabilities for TXU Electric provided cash flows of $40 million for the first six months of 1999 compared with $97 million for the comparable 1998 period.

     Cash flows used for investing activities for the six months ended June 30, 1999 were $2.1 billion compared with $2.6 billion for the same period of 1998 ($333 million versus $275 million for TXU Electric). The February 1999 acquisition of Westar/Kinetik Energy in Australia used approximately $1.0 billion, while the purchase of the shares of TEG during the six months ended June 30, 1998 required $2.2 billion. Construction expenditures used $718 million for the current six-month period compared with $362 million for the comparable six-month period in 1998 ($276 million versus $240 million for TXU Electric), primarily resulting from expenditures for Eastern Group.

     External funds of a permanent or long-term nature are obtained through the issuance of common stock, preferred stock, trust securities and long-term debt by TXU and subsidiaries. The capitalization ratios of TXU at June 30, 1999 consisted of approximately 64% long-term debt, 5% TXU or subsidiary obligated, mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of TXU or related subsidiary (trust securities), 1% preferred stock and 30% common stock equity. Restricted cash of $1.2 billion that collateralizes Eastern Group lease obligations is included in other investments. Applying the cash collateral against related lease obligations, the capitalization ratios would consist of 63% long term debt, 5% trust securities, 1% preferred stock and 31% common stock equity. The capitalization ratios of TXU Electric at June 30, 1999 consisted of approximately 39% long-term debt, 7% trust securities, 1% preferred stock and 53% common stock equity.

    During the six-month period ended June 30, 1999, TXU (including TXU Electric) issued, redeemed, reacquired or made scheduled principal payments on long-term debt for cash, as follows (in millions of dollars):

                                                               Issuances     Retirements
                                                               ---------     -----------
     TXU Electric:
          Brazos River Authority Pollution Control Bonds        $  111          $  111
          First Mortgage Bonds                                      --             230
                                                                ------          ------
                  Total TXU Electric                               111             341

     TXU Eastern:
          Senior Notes                                           1,500              --
          Term Facility                                          1,225              --
          Acquisition Facilities                                    --           1,225
          Revolving Credit Facility (Tranche B)                    378              93
          Other                                                    169             516

     TXU Australia Holdings:
          Acquisition Facilities                                   926              --
          Other                                                    134              --

     TXU Corp:
          Senior Notes                                             500              --

     All Other Subsidiaries                                        141               4
                                                                ------          ------
               Total                                            $5,084          $2,179
                                                                ======          ======

     See Note 5 to Condensed Consolidated Financial Statements for additional information on new issuances of long term debt.

     In May 1999, a subsidiary of TXU Eastern issued $1.5 billion of Senior Notes in three series: $350 million at 6.15% due May 15, 2002, $650 million at 6.45% due May 15, 2005, and $500 million at 6.75% due May 15, 2009. The proceeds of this issuance were used to reduce indebtedness incurred in connection with the acquisition of TEG, to reduce borrowings under the Sterling Credit Agreement and for other corporate purposes. Shortly thereafter, TXU Eastern entered into various interest rate and currency swaps that in effect changed the interest rate on the borrowings from fixed to variable based on LIBOR and fixed the principal amount to be repaid in sterling.

     On June 23, 1999, TXU sold $500 million principal amount of floating rate Senior Notes due June 25, 2001. The initial interest rate is based on three-month LIBOR, which was 5.73% at June 30, 1999. The interest rate will be reset quarterly. Net proceeds were used to repay commercial paper issued by TXU.

     On June 11, 1999, TXU Finance (No. 2) Limited and Eastern Electricity entered into arrangements whereby Eastern Electricity agreed to sell up to 300 million pounds of its electricity receivables to a third party and TXU Finance (No. 2) Limited is entitled to borrow up to an aggregate of 275 million pounds through a note issue agreement. These arrangements are subject to an overall program limit of 550 million pounds. As of June 30, 1999, TXU Finance (No. 2) Limited had borrowed 150 million pounds ($237 million) pursuant to that agreement.

     In July 1999, TXU Electric increased the amount that can be sold under its receivables financing program to $500 million.

     At June 30, 1999, TXU, TXU Electric and TXU Gas had amended joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions amounting to $2.5 billion. The US Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $1.1 billion outstanding at any one time at variable interest rates and terminates February 25, 2000. Of this, $800 million can be used for working capital and other general corporate purposes. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates March 2, 2003. Borrowings under this facility can be used for working capital and other general corporate purposes. The combined borrowings of TXU, TXU

Electric and TXU Gas under both facilities, excluding amounts restricted to finance the acquisition of TEG, are limited to an aggregate of $2.2 billion outstanding at any one time. TXU Electric's and TXU Gas's borrowings under both facilities are limited to an aggregate of $1.25 billion and $650 million outstanding at any one time, respectively. The facilities primarily support commercial paper borrowings. At June 30, 1999, outstanding commercial paper borrowings supported by both facilities totaled $1.8 billion.

     An Eastern Electricity Revolving Credit Facility provides for short-term borrowings for general corporate purposes of up to 250 million pounds (approximately $395 million) outstanding at any one time and terminates March 2, 2003. No borrowings were outstanding at June 30, 1999 under this facility.

     In addition, certain other non-US subsidiaries have revolving credit agreements (denominated in both foreign currencies and US dollars) aggregating approximately $171 million, of which $144 million was outstanding at June 30, 1999. These revolving credit agreements expire at various dates through 2001.

     In April 1999, a subsidiary of TXU Australia Holdings entered into a credit facility with a financial institution, expiring December 30, 1999. The amount borrowed, A$200 million ($131 million), was used to prepay on a 20-year agreement that serves as a hedge of Eastern Energy's future electricity purchases for resale to its retail customers. This transaction has been classified as a long-term liability since TXU intends to refinance this facility on a long-term basis.

     In April 1999, TXU repurchased approximately 1.7 million shares of its outstanding common stock at a total cost of approximately $64 million. In May 1999, the Board of Directors approved an increase in the stock repurchase program to $600 million. In July 1999, TXU repurchased an additional 4.4 million shares at a total cost of approximately $186 million. Currently, TXU has approximately $125 million of additional purchases authorized.

     During the six months ended June 30, 1999, TXU Electric purchased and retired a total of 9.9 million shares of its common stock from TXU at a cost of approximately $297 million.

     United Kingdom -- At June 30, 1999, TXU Eastern and TXU Finance (No. 2) Limited, had a joint sterling-denominated line of credit with a group of banking institutions under a credit facilities agreement (Sterling Credit Agreement). The Sterling Credit Agreement, as amended in March 1999, provides for borrowings of up to 1.275 billion pounds and has two facilities: a 750 million pounds term facility which will terminate on March 2, 2003 and a 525 million pounds revolving credit facility which has a 200 million pounds 364-day tranche (Tranche A) and a 325 million pounds tranche which terminates March 2, 2003 (Tranche B). TXU Eastern and TXU Finance (No. 2) Limited currently are the only permitted borrowers under the amended Sterling Credit Agreement. The amended Sterling Credit Agreement allows for borrowings at various interest rates based on the prevailing rates in effect in the countries in which the borrowings originate. As of June 30, 1999, 750 million pounds ($1,183 million) of borrowings were outstanding under the term facility, and approximately 178 million pounds ($281 million) were outstanding under Tranche B.

     Australia -- At June 30, 1999, TXU Australia Holdings had a A$1.1 billion Senior Acquisition Facility with a group of banking institutions and TXU Australia Holdings and Eastern Energy had a A$413 million Subordinated Acquisition Facility with a banking institution to fund the acquisition of the assets of Westar/Kinetik Energy. The Senior Acquisition Facility is composed of: a A$275 million term facility due February 24, 2000 (Tranche A); a A$220 million revolving cash advance facility due February 24, 2002 (Tranche B); and a A$605 million term facility due February 24, 2002 (Tranche C). The Subordinated Acquisition Facility expires August 24, 1999. As of June 30, 1999, there was A$1.5 billion ($993 million) outstanding under these facilities.

     TXU, TXU Electric, TXU Gas and other subsidiaries of TXU may issue additional debt and equity securities as needed, including the possible future sale: (i) by TXU Electric of up to $499 million principal amount of debt securities and up to $25 million of Cumulative Preferred Stock, and (ii) by TXU Gas of up to $100 million aggregate principal amount of securities, all of which are currently registered with the Securities and Exchange Commission
(SEC) for offering pursuant to Rule 415 under the Securities Act of 1933. In addition, TXU may issue up to $340 million of debt securities and up to an aggregate of $510 million of (i) debt securities, (ii) shares of its preference stock, or (iii) preferred securities of subsidiary trusts.

     Risk Management -- TXU's and TXU Electric's operations involve managing market risks related to changes in interest rates and, for TXU, foreign exchange and commodity price exposures. Derivative instruments including swaps, options, futures and forward contracts are used to reduce exposure and manage those risks. With the exception of the energy marketing activities of a subsidiary, TXU Energy Trading Company, which uses the mark-to-market method of accounting, TXU's and TXU Electric's participation in derivative transactions are designated for hedging purposes and are not held or issued for trading purposes.

     No material substantive changes in the exposure to, or management of, interest rate, foreign currency and electricity or gas price risk have occurred subsequent to December 31, 1998 for TXU's US operations. For information regarding certain changes in non-US derivative instruments, see
Note 6 to Condensed Consolidated Financial Statements.

Regulation, Rates and Competition

TXU and TXU Electric

     Deregulation -- Legislation was passed during the 1999 session of the Texas legislature that will restructure the electric utility industry in Texas to, among other matters, authorize competition in the retail and generation markets for electricity beginning January 1, 2002; provide for the recovery of stranded costs; require reductions in nitrogen oxide and sulfur dioxide emissions; require a rate freeze for all customers until January 1, 2002, and certain rate reductions for residential and small commercial customers for up to five years thereafter; and set certain limits on capacity owned and controlled by power generation companies.

     As discussed in Note 3 to Condensed Consolidated Financial Statements, there will not be a loss upon initiating the transitional phase of deregulation. TXU and TXU Electric are analyzing how the long-range implications of the deregulation legislation will affect their respective financial positions, results of operations and cash flows. For further discussion of the accounting impact of the restructuring of the electric utility industry in Texas, see Note 3 to the Condensed Consolidated Financial Statements.

     Other -- TXU Electric has reached an agreement in principle with all intervening parties to refund $52 million to consumers, as part of the fuel reconciliation proceeding currently in progress at the PUC. The refund, which will appear as a one-time credit on customer bills during the September billing cycle, is approximately 1% of the $5.04 billion spent by TXU Electric for fuel to generate electricity from July 1, 1995 to June 30, 1998.

     TXU Electric and certain other regulated subsidiaries of TXU have several rate requests or refunds pending or on appeal. (See Note 7 to Condensed Consolidated Financial Statements for a discussion of the impact of these various issues.) With regard to Eastern Group, the regulation of distribution and supply charges is currently subject to review by the Office of Gas and Electricity Markets covering England, Wales and Scotland (OFGEM). On August 12, 1999, OFGEM issued a draft report proposing a range of net revenue reductions for the distribution businesses of all Regional Electric Companies in the UK. In September 1999, OFGEM is expected to issue proposed price adjustments for the electric supply businesses. The final OFGEM report is expected at the end of November 1999 and both distribution and supply price adjustments are expected to become effective April 1, 2000. TXU is analyzing the draft proposal and cannot predict at this time either the final price adjustments that will be applicable to Eastern Group or the ultimate impact of such adjustments on TXU's financial position, results of operations or cash flows.

CHANGE IN ACCOUNTING STANDARDS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", will be effective for TXU and TXU Electric beginning January 1, 2001. This standard requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at their fair values and that accounting for the changes in their fair values be recorded in earnings or common stock equity as part of comprehensive income depending upon the intended use of the derivatives and their resulting designations. Many existing contracts relating to electric and gas purchases and sales may be classified as derivatives under the definition of derivatives in the new standard. The new standard will supersede or amend existing standards that deal with hedge accounting and derivatives. TXU and TXU Electric have not yet determined the effect adopting this standard will have on their financial statements.

YEAR 2000 ISSUES

TXU and TXU Electric

Overview

     Many existing computer programs use only the last two digits to identify a year in the date field. Thus, they would not recognize a year that begins with 20 instead of 19. If not corrected, many computer applications could fail or produce erroneous data on or about the year 2000.

     TXU began its US efforts to address Year 2000 (Y2K) issues in 1996 by focusing on information technology mainframe-based application systems (IT Corporate Applications). In early 1997, an infrastructure project to address TXU's information technology (IT) related hardware, operating systems and desktop software was begun (IT Infrastructure). In late 1997, a project was begun to address Y2K issues throughout TXU related to embedded systems, such as process controls for energy production and delivery, and business-unit-owned applications (Non-IT Equipment and Applications).

     Applications and equipment in each of these three major initiatives have been inventoried and categorized based on their criticality to TXU's business operations. Assessments of the potential impact due to Y2K issues are essentially complete. This process includes the solicitation of vendor feedback, comparing information with other energy companies, and in many cases internal verification by testing. The remediation and testing work on IT Corporate Applications currently stands at approximately 95% complete. The IT Infrastructure project is currently 90% complete. Remediation work on embedded systems is currently 94% complete.

Readiness

     TXU reported its readiness to the North American Electric Reliability Counsel (NERC) and the Nuclear Regulatory Commission (NRC) on June 30, 1999. In the NERC report, all mission critical work was confirmed as complete with three exceptions: Tradinghouse Unit 2; a 900 megahertz radio system and Comanche Peak Unit 1. Work on Tradinghouse Unit 2 has been completed as indicated in a follow-up report to NERC on July 20, 1999.

     The IT Corporate Applications remediation and testing activities are approximately 95% complete. Certification for the Y2K compliance on all mission critical business applications was completed as scheduled. Certification of remaining applications is scheduled for the third quarter of 1999.

     The IT Infrastructure project involves assessing the compliance of standard computer hardware, network systems including gateways, hubs and routers, telecommunications equipment, operating systems and IT standard software products. Equipment is being individually tested using software products and applicable test procedures. Network system tests have been performed. Ninety percent of the IT Infrastructure is Y2K ready. All mission critical equipment is ready with one exception, TXU's 900 megahertz radio system which is being upgraded and is scheduled to be completed in September

1999. Mainframe computers and support equipment within the data center have received all necessary upgrades. Other remediation schedules on non-critical equipment was adjusted during the first quarter to improve the cost effectiveness of the work. Non critical equipment in remote sites will be remediated throughout the third quarter.

     Non-IT Equipment and Applications involve the hardware and software products that reside in individual business units. These items include the embedded systems that are used in the production, energy delivery, and other processes of TXU. Overall this project is at 94% completion, with Comanche Peak Unit 1 as the one mission critical item remaining, which TXU plans to complete in November during its fall refueling outage. TXU has implemented a specific Y2K program at Comanche Peak. Inventories were completed by mid-1998 and detailed assessments were made by December 1998. Comanche Peak generating station Unit 2 is Y2K ready. A plant training simulator is also being upgraded with a scheduled completion date in October 1999.

     TXU is analyzing the potential impact of Y2K compliance efforts of third parties. Over 2000 suppliers and service providers have been contacted to determine the status of their Y2K efforts. Ninety-nine percent of the top 500 key suppliers have responded. Fifty-six of the key suppliers have been audited by TXU's procurement services organization. Each supplier has reported it will be ready for Y2K. The more significant interdependencies relate to telecommunications and gas suppliers. On site audits of a limited number of these significant third parties have been performed and readiness verified. Additional reviews will be conducted throughout the third quarter.

Costs

     The costs associated with TXU's Y2K efforts for its US energy businesses are currently estimated to be approximately $40 million. These costs reflect new, incremental costs and the reallocation of resources in pre-existing maintenance budgets. New costs added to the estimate during the second quarter include the cost to upgrade the 900 megahertz radio system, the cost of a third party assessment of the Y2K program, additional cost associated with the remediation of business personal computers (PC's), and additional projected cost in the event that further effort is required during the year 2000. The costs related to the three major initiatives are estimated to be as follows:
IT Corporate Applications - $15 million; IT Infrastructure - $10 million; and Non IT-Equipment and Applications - $15 million. These costs are being expensed as incurred over the period 1996 to 2000; and a total of approximately $30 million has been expended through June 30, 1999. There can be no assurance that these estimated costs will not change as TXU's Y2K program continues.

     Strategic initiatives were begun in two areas prior to beginning work on the Y2K issue, and the costs for these initiatives are not included in the estimate above. The energy management system for TXU's transmission grid is being replaced. TXU's principal financial and accounting system has been replaced. Each of these projects will eliminate potential Y2K deficiencies; however, that was not a significant consideration at the time replacement decisions were made.

     TXU Communications Company (formerly reported as LCC) is entering the final phase of work on its Y2K project. Only a small number of issues remain outstanding as of June 30, 1999. IT applications affected by Y2K issues are being replaced by systems with dramatically increased functionality. The total cost of the effort is estimated to be $5 million, which is being expended through 1999. As of June 30, 1999, estimated costs expended were approximately $3 million. Remediation of IT applications is scheduled to be complete in August 1999. Remediation of embedded systems is scheduled to be complete in the third quarter of 1999. Testing is continuing for both IT applications and embedded systems, and most of these testing activities are complete. Mission-critical issues still outstanding include the remediation of the customer billing system, scheduled for completion in August 1999, and remediation and testing of certain components of the long distance infrastructure, scheduled for completion in the third quarter of 1999. TXU Communications filed its Y2K Contingency Plan with the PUC on June 30, 1999.

Risk Issues

     With respect to internal risks, TXU's current assessment of the most reasonably likely worst case scenario is that impacts on either service or financial performance will not be materially adverse. TXU believes, based on the results of testing that has already occurred on a large portion of its production equipment with embedded systems, that if any disruption to service occurs, it will be isolated and of short-term duration. TXU continues to collaborate with other major energy suppliers through the joint Electric Power Research Institute's embedded systems project.

     NERC is continuing to evaluate the status of the electric infrastructure throughout North America. TXU is a participant in this process. The fourth NERC status report, issued on August 3, 1999, indicated that the transition through critical Y2K dates was expected to have minimal impact on electrical systems in North America. With continued work and coordinated contingency planning, operating risks can be effectively mitigated. Results from TXU's testing program compare favorably with the results on which the NERC conclusions have been based. NERC will perform scenario analyses of potential risks to the electric infrastructure during the third quarter. Joint industry testing between the electric industry and the telecommunications industry was performed during the second quarter of 1999.

     As TXU's Y2K program proceeds, TXU will continue to assess its internal and external risks, not all of which are within its control; and it will continue to consider the most reasonably likely worst case scenario. There can be no assurance that all material Y2K risks within TXU's control will have been adequately identified and corrected before the end of 1999. In addition, TXU can make no assurances regarding the Y2K readiness of systems and parties outside its control or the effect on TXU if those parties are not Y2K compliant.

Contingency Plans

     TXU has in place detailed emergency response and disaster recovery plans designed to ensure high reliability of service to customers. These plans are utilized routinely for abnormal service conditions. These plans have been reviewed to identify required actions specific to the Y2K issue. Y2K contingency plans were developed and filed with the PUC on June 30, 1999. These Y2K contingency plans address both TXU activities and actions necessary to mitigate the impact of third party disruptions. These contingency plans have been coordinated with those of the Electric Reliability Council of Texas (ERCOT) and NERC. TXU will continue to refine and test these plans throughout the remainder of 1999.

 International Operations - Y2K Programs

TXU

Australia

Overview

     TXU Australia Holdings initiated a Y2K Program in the third quarter of 1997 with the compilation of a Y2K inventory of supported IT assets and systems. An IT Project Manager was appointed and a consultant engaged to develop a Y2K remediation plan for items in the inventory assessed as having Y2K risk. A consulting firm was engaged in early 1998 to provide a methodology for addressing the Y2K risks of all other assets and systems. The consulting firm was subsequently retained to establish a Y2K Program Office and complete a non-IT inventory. A Y2K structure was also established in 1998 and a full time Program Director appointed to bring all activities together into a single TXU Australia Holdings Y2K Program. A gas distribution business and a gas retail business were purchased in early 1999, and the Y2K Programs of these businesses were incorporated into TXU Australia Holdings Y2K Program in April 1999. This increased the number of individual Y2K projects within TXU Australia Holdings to 79.

Readiness
     Y2K testing has been completed for 78 of the projects and remediation activities have been completed for 75 of the projects. The outstanding Y2K testing is associated with TXU Australia Holdings' System Control and Data Acquisitions (SCADA) system and is scheduled for completion in third quarter of 1999. SCADA is considered a mission critical system and therefore, contingency plans have been established that include alternative methods for all untested and known non-compliant assets associated with the SCADA project so that it could be declared "Y2K Ready". All outstanding remediation activities are considered to be minor and are scheduled for completion by the end of August 1999.

Costs

     As a result of lower than anticipated remediation efforts, the estimated costs associated with the TXU Australia Holdings Y2K Program have been lowered to approximately $1.9 million from $2.3 million . Some additional costs included in capital budgets for new IT systems are not reflected in these Y2K costs. Approximately $1.6 million was spent through the end of June 1999, with an additional $0.3 million expected to be spent throughout the remainder of 1999. There can be no assurance that these estimates will not change as a result of the discovery of unexpected additional remediation work identified during Y2K testing.

Risk Issues

     With respect to internal risks, TXU Australia Holdings' current assessment of the most reasonably likely worst case scenario is that impacts on either service or financial performance will not be materially adverse. TXU Australia Holdings believes, based on the results of testing that has already occurred on a large portion of operating equipment, that if any disruption to service occurs, it will be isolated and of short-term duration.

     The completion of Y2K testing has not revealed any significant Y2K related failures. Any discovered Y2K related failures have been remediated to mitigate the impact of failure on TXU Australia Holdings. No Y2K related failures have been identified that have the potential to interrupt energy delivery to customers. Though some residual energy supply risk will always remain, joint activities undertaken with upstream energy suppliers has given TXU Australia Holdings an appropriate level of confidence in this area.

      Internal audits have been conducted on TXU Australia Holdings' Y2K Program by consulting firms on four separate occasions and a detailed external audit has recently been completed by the Victorian Office of the Regulator General (ORG). The ORG audit report is due for publication during the third quarter of 1999.

Contingency Plans

     Y2K contingency plans have been completed at the asset level and are approximately 75% complete at the project level. Work has commenced on the development of a business wide Y2K contingency program that brings together all of the lower level Y2K contingency plans and disaster recovery plans. It is expected that this work will be complete by the end of August 1999.
Testing and refinement of Y2K contingency plans will continue for the remainder of 1999. Y2K contingency planning will also be conducted on a state level with the rest of the Victorian Electricity Supply Industry and on a national level through the National Electricity Market Management Company.

UK/Europe

Overview

     In the UK, Eastern Group established a program of projects in August 1996 designed to ensure that all its systems are Y2K compliant. In testing for conformity, the Eastern Group uses the revised version of the British Standards Institute's definition of Y2K conformity. Eastern Group's Y2K Program is sponsored by the Chief Executive and managed by a board consisting of Eastern Directors and Senior Managers. Each project has six phases: inventory, risk assessment, analysis, remediation, testing and contingency planning.

Readiness

     During the second quarter of 1999, the focus has moved to contingency planning and completing formal certification of remediated systems, both IT and embedded. The overall percentage completion was 93% at June 30, 1999, and the plan is to have all existing systems certified by September 1999.

     Eastern Energy -- The inventory, risk assessment and analysis of the Eastern Electricity mainframe systems were completed in June 1997. All the COBOL code was fixed by November 1998. The remediation work for the mainframe operating system was completed in March 1999 and the plan, which is on schedule, is to complete the testing work by the third quarter of 1999. The Eastern Electricity IT systems project has inventoried and assessed all of the systems and the plan, which is on schedule, is to test all remaining systems for compliance by September 1999.

     Eastern Power and Energy Trading (EPET) -- The EPET IT project has inventoried and assessed all of the systems and the schedule is to test the existing systems for compliance in August 1999.

     Metering -- The Metering IT project has inventoried and assessed all of the systems, and all tests are to be completed in August 1999. Lengthy negotiations with the suppliers of the two makes of electricity meters that are not fully Y2K compliant are largely concluded. The remediation for these electricity meters (which does not affect the security of supply, but only the ability to charge tariffs) is planned for completion by September 1999.

     Generation -- Remediation products for three of the eight power station turbine control systems were not available from the affected suppliers in time for the planned summer shutdowns in 1998; remediation for some power station control systems will not be completed until September 1999. The Generation IT project has inventoried and assessed all of the systems. All existing systems are to be tested for compliance by September 1999.

     Networks Distribution -- All the electricity distribution embedded systems have been checked, and testing was completed on all but one of the systems by December 31, 1998. The Networks IT project has inventoried and assessed all of the systems and the plan, which is on schedule, is to test all existing systems for compliance by September 1999.

     IT -- The infrastructures PABX system has been upgraded to be Y2K compliant. The IT infrastructure is currently based on a mixture of hardware and operating systems connected by local and wider area networks (LAN/WAN). The remediation of all servers is complete. The network infrastructure is being upgraded to ensure the existing LAN/WAN is Y2K compliant in August 1999.

     Overall Eastern Group Program -- Since October 1996, a Y2K compliance requirement has been included in Eastern Group's purchasing standard terms and conditions for its purchasing contracts. New projects and systems during 1999 should not affect the scope and objectives of the above projects and the Program. Eastern Group's operations are also exposed, to an unquantifiable degree, to the failure of third parties to deal with their Y2K exposure. Assurances about Y2K compliance have been received from most suppliers with whom the Eastern Group does not have contracts for existing IT and embedded systems that must be Y2K compliant.

Costs

     As a result of lower than anticipated remediation efforts, the estimated costs associated with Eastern Groups Y2K program have been lowered to approximately $23 million from $33 million. These costs include all Y2K related activities. They do not include the cost of achieving Y2K compliance for new IT systems installed in connection with the opening up of the domestic UK electricity retail market to competition, new systems installed to meet other business needs, or the cost of developing contingency plans for the energy management business.

     Costs of addressing the Y2K issue are being expensed as incurred. Amounts expended through June 30, 1999 totaled $11 million. Cost expenditures for the remainder of 1999 are estimated at $9 million and an additional $4 million for 2000.

Risk Issues and Contingency Plans

     With respect to internal risks, Eastern Group's current assessment of the most reasonably likely worst case scenario is that impacts on either service or financial performance will not be materially adverse. The Eastern Group believes, based on the results of testing that has already occurred on a large portion of production equipment with embedded systems, that if any disruption to service occurs, it will be isolated and of short-term duration.

     All Eastern Group's operations are dependent on both IT and embedded systems. Eastern Group already has contingency plans for all business critical operations, except the trading business for which contingency plans now have been developed. The existing contingency plans cover realistic failure scenarios and are regularly tested.

     The review of all contingency plans to cover realistic scenarios involving failures resulting from Y2K issues was completed by some businesses
and is 80% complete for the rest.   A Millennium Operating Regime (MOR) has
been agreed upon with the various businesses to provide additional staff during the weekend of December 31, 1999 to January 1, 2000. The MOR will be completed in October 1999.

     Two internal audits of the Y2K Program were completed in April 1998 and August 1998. The Office of Electric Regulation covering England, Wales and Scotland audited the Y2K Program in January 1999, and the Office of Gas Supply audited the Y2K Program in May 1999.

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

FORWARD - LOOKING STATEMENTS

TXU and TXU Electric

     This report and other presentations made by TXU or TXU Electric contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU and TXU Electric each believe that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU's and TXU Electric's Annual Reports on Form 10-K for the year 1998 (1998 Form 10-K), as well as, general industry trends; implementation of the Texas electricity deregulation legislation; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; and access to adequate transmission facilities to meet changing demands, among others, that could cause the actual results of TXU or TXU Electric to differ materially from those projected in such forward-looking statements.

     Any forward-looking statement speaks only as of the date on which such statement is made, and neither TXU nor TXU Electric undertakes any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for TXU or TXU Electric to predict all of such factors, nor can they assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required hereunder for TXU and TXU Electric is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk are included in the 1998 Form 10-K and are therefore not presented herein, except for certain changes in non-US derivatives as discussed in Note 6 to Condensed Consolidated Financial Statements. Similar information for recently acquired Westar/Kinetik Energy in Australia is not presently available without undue cost and effort and is, therefore, not presented herein.

PART II.  OTHER INFORMATION

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

TXU

     Texas Utilities Company held its Annual Meeting of Shareholders on May 14, 1999. The following items were presented to the shareholders with the following results:

                                                           Votes
                                                        Withheld or
     Election of Directors               Votes for        Against      Abstentions
     --------------------------         -----------      ---------     -----------
     Derek C. Bonham                    242,651,144      2,001,360         None
     J. S.  Farrington                  241,339,897      3,312,607         None
     William M. Griffin                 242,623,209      2,029,295         None
     Kerney Laday                       242,732,647      1,919,857         None
     Margaret N. Maxey                  242,624,503      2,028,001         None
     James A. Middleton                 242,799,699      1,852,805         None
     Erle Nye                           242,759,715      1,892,789         None
     J. E. Oesterreicher                242,784,578      1,867,926         None
     Charles R. Perry                   242,703,887      1,948,617         None
     Herbert H. Richardson              242,722,663      1,929,841         None

     Selection of Deloitte & Touche LLP
       as Independent Accountants       242,897,361        474,889         1,280,251

     Stock Split                        240,767,949      2,503,150         1,381,403

     Increase in Authorized Shares      217,575,533     24,771,161         2,305,807


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

TXU and TXU Electric

     (a)     Exhibits filed as a part of Part II are:

       3(a) Articles of Amendment, effective June 14, 1999 to The Articles of Incorporation of Texas Utilities Electric Company.

       3(b)  Bylaws of TXU Electric, as restated August 1, 1999.

       15 Letters from independent accountants as to unaudited interim financial information

             15(a) -  Deloitte & Touche LLP -Texas Utilities Company

             15(b) -  Deloitte & Touche LLP -TXU Electric Company

       27    Financial Data Schedules

             27(a) -Texas Utilities Company

             27(b) -TXU Electric Company

     (b)     Reports on Form 8-K filed since March  31, 1999:

TXU

     Date of Report          Item Reported
     --------------          -------------
     June 18, 1999           Item 5.  Other Events

     August 6, 1999          Item 4.  Change in Certifying Accountant of
                                 TXU Eastern Holdings Limited

TXU Electric

     Date of Report          Item Reported
     --------------          -------------
     June 18, 1999           Item 5.  Other Events

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                         TEXAS UTILITIES COMPANY
                         (doing business as TXU Corp)


                                  By  /s/ Jerry W. Pinkerton
                                     ------------------------------
                                          Jerry W. Pinkerton
                                          Controller and Principal
                                          Accounting Officer


Date: August 13, 1999


-----------------------------------------------------------------------------


                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                               TXU ELECTRIC COMPANY
                        (formerly Texas Utilities Electric Company)


                                     By    /s/ Jerry W. Pinkerton
                                        -----------------------------
                                           Jerry W. Pinkerton
                                           Controller and Principal
                                           Accounting Officer
Date: August 13, 1999