Form 10-Q
period 1999-09-30
TEXAS UTILITIES CO /TX/; TXU ELECTRIC CO
filed 1999-11-15
CIK 1023291, 710182

QuickLinks

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 1999
—OR—
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Texas Utilities Company
(doing business as TXU Corp)

A Texas Corporation Commission File Number 1-12833	I.R.S. Employer Identification No. 75-2669310

ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
(214) 812-4600

TXU Electric Company
(formerly known as Texas Utilities Electric Company)

A Texas Corporation Commission File Number 1-11668	I.R.S. Employer Identification No. 75-1837355

ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
(214) 812-4600

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Common Stock outstanding at November 10, 1999:
TXU Corp: 276,406,519 shares, without par value.
TXU Electric Company: 103,874,700 shares, without par value.

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

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

    TEXAS UTILITIES COMPANY (doing business as TXU CORP) AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	1999	1998	1999	1998	1999	1998
	Millions of Dollars
OPERATING REVENUES	$4,435	$4,380	$12,632	$10,116	$17,252	$12,714

OPERATING EXPENSES
Fuel and purchased power	1,228	1,157	3,615	2,470	4,944	3,021
Gas and electricity purchased for resale	1,140	1,135	3,414	2,853	4,676	3,706
Operation and maintenance	725	751	2,165	1,797	2,938	2,277
Depreciation and other amortization	254	359	805	768	1,062	937
Goodwill amortization	49	39	143	76	189	84
Taxes other than income	154	156	471	469	644	626

Total operating expenses	3,550	3,597	10,613	8,433	14,453	10,651

OPERATING INCOME	885	783	2,019	1,683	2,799	2,063
OTHER INCOME (DEDUCTIONS)—NET	35	49	7	17	35	4

INCOME BEFORE INTEREST, OTHER CHARGES AND INCOME TAXES	920	832	2,026	1,700	2,834	2,067

INTEREST INCOME	36	66	98	100	137	108
INTEREST EXPENSE AND OTHER CHARGES
Interest	373	399	1,087	903	1,484	1,101
Distributions on mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated company:
TXU obligated	5	—	13	—	13	—
Subsidiary obligated	20	20	59	54	79	72
Preferred stock dividends of subsidiaries	3	4	10	13	13	19
Allowance for borrowed funds used during construction	(1)	(2)	(7)	(7)	(9)	(9)

Total interest expense and other charges	400	421	1,162	963	1,580	1,183

INCOME BEFORE INCOME TAXES	556	477	962	837	1,391	992
INCOME TAX EXPENSE	195	184	320	334	512	393

NET INCOME	$361	$293	$642	$503	$879	$599

Average shares of common stock outstanding (millions)	276	281	280	259	280	255
Per share of common stock:
Basic earnings	$1.31	$1.04	$2.30	$1.94	$3.14	$2.35
Diluted earnings	$1.31	$1.04	$2.30	$1.94	$3.14	$2.34
Dividends declared	$0.575	$0.55	$1.725	$1.65	$2.30	$2.20

See Notes to Condensed Consolidated Financial Statements.

TEXAS UTILITIES COMPANY (doing business as TXU CORP) AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	1999	1998	1999	1998	1999	1998
	Millions of Dollars
NET INCOME	$361	$293	$642	$503	$879	$599

OTHER COMPREHENSIVE INCOME (LOSS)—
Net change during period:
Foreign currency translation adjustments	118	14	1	21	(59)	(47)
Unrealized holding gains (losses) on investments	(1)	—	2	—	(11)	—
Minimum pension liability adjustments	—	—	1	—	(5)	—

Total	117	14	4	21	(75)	(47)

Deferred income tax effects	—	—	—	(28)	—	—

COMPREHENSIVE INCOME	$478	$307	$646	$496	$804	$552

See Notes to Condensed Consolidated Financial Statements.

TEXAS UTILITIES COMPANY (doing business as TXU CORP) AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	1999	1998
	Millions of Dollars
CASH FLOWS—OPERATING ACTIVITIES
Net income	$642	$503
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts charged to fuel)	1,085	959
Deferred income taxes—net	138	181
Investment tax credits—net	(17)	(17)
Other	51	(21)
Changes in operating assets and liabilities:
Accounts receivable	460	227
Inventories	9	(63)
Accounts payable	(252)	(34)
Interest and taxes accrued	102	76
Other working capital	167	(13)
Over/(under)-recovered fuel revenue—net of deferred taxes	(71)	(8)
Other—net	(244)	(268)

Cash provided by operating activities	2,070	1,522

CASH FLOWS—FINANCING ACTIVITIES
Issuances of securities:
Acquisition and interim facilities	926	3,135
Other long-term debt	4,650	1,689
Subsidiary obligated, mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated subsidiary	—	150
Common stock	1	8
Retirements/repurchases of securities:
Acquisition facilities	(1,225)	—
Other long-term debt/obligations	(1,385)	(1,218)
Preferred stock of subsidiaries	—	(114)
Subsidiary obligated, mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated subsidiary	—	(47)
Common stock	(250)	—
Change in notes payable:
Commercial paper	(1,154)	2,032
Banks	(476)	4
Common stock dividends paid	(485)	(414)
Debt premium, discount, financing and reacquisition expenses	(60)	(203)

Cash provided by financing activities	542	5,022

CASH FLOWS—INVESTING ACTIVITIES
Acquisitions of businesses	(1,051)	(2,466)
Construction expenditures	(1,192)	(751)
Nuclear fuel	(55)	(21)
Other	(229)	(268)

Cash used in investing activities	(2,527)	(3,506)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(32)	138

NET CHANGE IN CASH AND CASH EQUIVALENTS	53	3,176
CASH AND CASH EQUIVALENTS—BEGINNING BALANCE	796	44

CASH AND CASH EQUIVALENTS—ENDING BALANCE	$849	$3,220

See Notes to Condensed Consolidated Financial Statements.

TEXAS UTILITIES COMPANY (doing business as TXU CORP) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30, 1999 (Unaudited)	December 31, 1998
	Millions of Dollars
PROPERTY, PLANT AND EQUIPMENT
United States (US):
Electric	$23,450	$23,131
Gas distribution and pipeline	1,335	1,212
Other	970	844

Total	25,755	25,187
Less accumulated depreciation	7,996	7,426

Net of accumulated depreciation	17,759	17,761
Construction work in progress	312	346
Nuclear fuel (net of accumulated amortization: 1999—$616; 1998—$549)	190	201
Held for future use	24	24
Reserve for regulatory disallowances	(836)	(836)

Net US property, plant and equipment	17,449	17,496
UK/Europe—Electric and other (net of accumulated depreciation: 1999—$342; 1998—$147)	4,407	4,428
Australia—Electric and gas distribution (net of accumulated depreciation: 1999—$177;
Net property, plant and equipment	23,502	22,867

INVESTMENTS
Goodwill (net of accumulated amortization: 1999—$301; 1998—$154)	7,678	6,830
Other investments	2,604	2,482

Total investments	10,282	9,312

CURRENT ASSETS
Cash and cash equivalents	849	796
Accounts receivable (net of allowance for uncollectible accounts: 1999—$48; 1998—$50)	1,480	1,887
Inventories—at average cost:
Materials and supplies	284	267
Fuel stock	244	276
Gas stored underground	134	133
Energy marketing risk management assets	1,163	832
Deferred income taxes	22	88
Other current assets	348	308

Total current assets	4,524	4,587

OTHER ASSETS
Regulatory assets	1,782	1,817
Long-term prepayments	627	527
Deferred debits	667	404

Total other assets	3,076	2,748

Total	$41,384	$39,514

See Notes to Condensed Consolidated Financial Statements.

TEXAS UTILITIES COMPANY (doing business as TXU CORP) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES

	September 30, 1999 (Unaudited)	December 31, 1998
	Millions of Dollars
CAPITALIZATION
Common stock without par value:
Authorized shares—1,000,000,000
Outstanding shares—1999—276,406,519 and 1998—282,332,819	$6,793	$6,940
Retained earnings	1,512	1,448
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(122)	(123)
Unrealized holding losses on investments	(11)	(13)
Minimum pension liability adjustments	(5)	(6)

Total common stock equity	8,167	8,246
Preferred stock of subsidiaries:
Not subject to mandatory redemption	190	190
Subject to mandatory redemption	21	21
Mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated company:
TXU obligated	223	223
Subsidiary obligated	970	969
Long-term debt, less amounts due currently	17,562	15,134

Total capitalization	27,133	24,783

CURRENT LIABILITIES
Notes payable:
Commercial paper	1,717	2,055
Banks	411	896
Long-term debt due currently	1,056	1,071
Accounts payable	1,522	1,747
Energy marketing risk management liabilities	1,080	845
Dividends declared	160	164
Taxes accrued	628	490
Interest accrued	317	310
Other current liabilities	946	698

Total current liabilities	7,837	8,276

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
Accumulated deferred income taxes	3,821	3,718
Investment tax credits	530	547
Other deferred credits and noncurrent liabilities	2,063	2,190

Total deferred credits and other noncurrent liabilities	6,414	6,455

COMMITMENTS AND CONTINGENCIES (Note 8)

Total	$41,384	$39,514

See Notes to Condensed Consolidated Financial Statements.

TXU ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	1999	1998	1999	1998	1999	1998
	Millions of Dollars
OPERATING REVENUES	$2,059	$2,124	$4,847	$5,121	$6,215	$6,588

OPERATING EXPENSES
Fuel and purchased power	709	674	1,635	1,662	2,075	2,185
Operation and maintenance	313	302	929	918	1,292	1,251
Depreciation and amortization	138	286	492	614	627	757
Income taxes	225	231	334	429	395	494
Taxes other than income	131	132	391	385	538	520

Total operating expenses	1,516	1,625	3,781	4,008	4,927	5,207

OPERATING INCOME	543	499	1,066	1,113	1,288	1,381

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	5	2	7	5	9	6
Other income (deductions)—net	(3)	(6)	(13)	(4)	(21)	(6)
Income tax benefit (expense)	—	1	10	—	13	(1)

Total other income (deductions)	2	(3)	4	1	1	(1)

INCOME BEFORE INTEREST AND OTHER CHARGES	545	496	1,070	1,114	1,289	1,380

INTEREST INCOME	—	—	2	1	3	2
INTEREST EXPENSE AND OTHER CHARGES
Interest	95	115	325	363	438	490
Distributions on TXU Electric Company obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely junior subordinated debentures of TXU Electric Company	17	18	51	52	69	70
Allowance for borrowed funds used during construction	(1)	(2)	(6)	(6)	(9)	(8)

Total interest expense and other charges	111	131	370	409	498	552

NET INCOME	434	365	702	706	794	830
PREFERRED STOCK DIVIDENDS	2	3	7	9	11	13

NET INCOME AVAILABLE FOR COMMON STOCK	$432	$362	$695	$697	$783	$817

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	1999	1998	1999	1998	1999	1998
	Millions of Dollars
NET INCOME	$434	$365	$702	$706	$794	$830

OTHER COMPREHENSIVE LOSS—
Net change during period in minimum pension liability adjustment	—	—	—	—	(1)	—

Total	—	—	—	—	(1)	—

COMPREHENSIVE INCOME	$434	$365	$702	$706	$793	$830

See Notes to Condensed Consolidated Financial Statements.

TXU ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	1999	1998
	Millions of Dollars
CASH FLOWS—OPERATING ACTIVITIES
Net income	$702	$706
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts charged to fuel)	600	724
Deferred income taxes—net	69	75
Investment tax credits—net	(16)	(16)
Allowance for equity funds used during construction	(7)	(5)
Other	59	—
Changes in operating assets and liabilities:
Accounts receivable	(95)	(161)
Inventories	8	(7)
Accounts payable	10	33
Interest and taxes accrued	135	136
Other working capital	44	20
Over/(under)—recovered fuel revenue—net of deferred taxes	(71)	(8)
Other—net	7	43

Cash provided by operating activities	1,445	1,540

CASH FLOWS—FINANCING ACTIVITIES
Issuances of long-term debt	127	429
Retirements/repurchase of securities:
Long-term debt	(557)	(772)
Preferred stock	—	(14)
TXU Electric Company obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely junior subordinated debentures of TXU Electric Company	—	(47)
Common stock	(445)	(430)
Change in notes payable—affiliates	(21)	(228)
Preferred stock dividends paid	(8)	(10)
Debt premium, discount, financing and reacquisition expenses	(26)	(58)

Cash used in financing activities	(930)	(1,130)

CASH FLOWS—INVESTING ACTIVITIES
Construction expenditures	(401)	(365)
Nuclear fuel	(55)	(21)
Other investments	(17)	(27)

Cash used in investing activities	(473)	(413)

NET CHANGE IN CASH AND CASH EQUIVALENTS	42	(3)
CASH AND CASH EQUIVALENTS—BEGINNING BALANCE	5	12

CASH AND CASH EQUIVALENTS—ENDING BALANCE	$47	$9

See Notes to Condensed Consolidated Financial Statements.

TXU ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30, 1999 (Unaudited)	December 31, 1998
	Millions of Dollars
ELECTRIC PLANT
In service:
Production	$15,517	$15,469
Transmission	1,655	1,621
Distribution	5,284	5,046
General	489	447

Total	22,945	22,583
Less accumulated depreciation	7,272	6,789

Electric plant in service, less accumulated depreciation	15,673	15,794
Construction work in progress	201	226
Nuclear fuel (net of accumulated amortization: 1999—$616; 1998—$549)	190	201
Held for future use	24	24

Electric plant, less accumulated depreciation and amortization	16,088	16,245
Reserve for regulatory disallowances	(836)	(836)

Net electric plant	15,252	15,409

INVESTMENTS	619	588

CURRENT ASSETS
Cash and cash equivalents	47	5
Accounts receivable (net of allowance for uncollectible accounts: 1999—$5; 1998—$7)	300	205
Inventories—at average cost:
Materials and supplies	178	181
Fuel stock	79	84
Deferred income taxes	8	73
Prepayments and other current assets	55	36

Total current assets	667	584

OTHER ASSETS
Regulatory assets	1,709	1,762
Under-recovered fuel revenue	57	—
Deferred debits	64	62

Total other assets	1,830	1,824

Total	$18,368	$18,405

See Notes to Condensed Consolidated Financial Statements.

TXU ELECTRIC COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES

	September 30, 1999 (Unaudited)	December 31, 1998
	Millions of Dollars
CAPITALIZATION
Common stock without par value:
Authorized shares—180,000,000
Outstanding shares—1999—108,821,200 and 1998—123,660,700	$3,293	$3,738
Stock of parent held for long-term incentive plan trust	(10)	(9)
Retained earnings	3,462	2,767
Accumulated other comprehensive loss—
Minimum pension liability adjustment	(1)	(1)

Total common stock equity	6,744	6,495
Preferred stock:
Not subject to mandatory redemption	115	115
Subject to mandatory redemption	21	21
TXU Electric Company obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely junior subordinated debentures of TXU Electric Company	824	823
Long-term debt, less amounts due currently	4,780	5,208

Total capitalization	12,484	12,662

CURRENT LIABILITIES
Notes payable—affiliates	142	163
Long-term debt due currently	535	533
Accounts payable:
Affiliates	130	115
Other	152	157
Customers' deposits	79	76
Taxes accrued	330	169
Interest accrued	107	133
Over-recovered fuel revenue	—	52
Other current liabilities	177	113

Total current liabilities	1,652	1,511

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
Accumulated deferred income taxes	3,297	3,307
Investment tax credits	520	536
Other deferred credits and noncurrent liabilities	415	389

Total deferred credits and other noncurrent liabilities	4,232	4,232

COMMITMENTS AND CONTINGENCIES (Note 8)
Total	$18,368	$18,405

See Notes to Condensed Consolidated Financial Statements.

TEXAS UTILITIES COMPANY (doing business as TXU CORP) AND SUBSIDIARIES
TXU ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS, MERGERS AND ACQUISITIONS

TXU

    In May 1999, Texas Utilities Company (TXU) adopted TXU Corp as its assumed name and began conducting business as TXU Corp. During 1999, several of TXU's subsidiaries changed their corporate names in connection with the new TXU corporate identity program. TXU, a Texas corporation, is a holding company whose principal United States (US) operations are conducted through TXU Electric Company, formerly Texas Utilities Electric Company (TXU Electric), TXU Gas Company, formerly ENSERCH Corporation (TXU Gas), and TXU Energy Industries Company, formerly Texas Energy Industries, Inc. TXU's principal international operations are conducted through TXU International Holdings Limited, which in turn indirectly owns TXU Europe Limited, formerly TXU Eastern Holdings Limited (TXU Europe), and TXU Australia Holdings (Partnership) Limited Partnership (TXU Australia Holdings). TXU Europe's operations in the United Kingdom (UK) and other parts of Europe are conducted through subsidiaries of TXU Europe Group plc, formerly Eastern Group plc (Eastern Group), primarily Eastern Electricity plc (Eastern Electricity). TXU Australia Holdings' principal operating subsidiaries include Eastern Energy Limited (Eastern Energy) and the gas operations of Westar/ Kinetik Energy described below.

    In May 1998, TXU acquired The Energy Group PLC (TEG), the former holding company of Eastern Group. TXU recorded its approximate 22% equity interest in the net income of TEG for the period from March 1998 to May 19, 1998 and has accounted for TEG and Eastern Group as consolidated subsidiaries since May 19, 1998. The excess of the purchase consideration plus acquisition costs over the net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of £3.5 billion ($5.8 billion), which is being amortized over 40 years.

    In February 1999, TXU Australia Holdings acquired from the Government of Victoria, Australia, the gas retail business of Kinetik Energy Pty Ltd and the gas distribution operations of Westar Pty Ltd (together, Westar/Kinetik Energy). The purchase price was A$1.6 billion ($1.0 billion) which has been financed principally through bank borrowings by TXU Australia Holdings. The excess of the purchase consideration plus acquisition costs over a preliminary estimate of net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of A$873 million ($569 million), which is being amortized over 40 years. The process of determining the fair value of assets and liabilities at the acquisition date is continuing, and the final result awaits the resolution of pensions, employee benefits and other contingencies and finalization of certain estimates.

    Since the acquisition of Westar/Kinetik Energy was treated for accounting purposes as a purchase business combination, no financial or other information is presented for periods prior to the date of acquisition. Consolidated pro forma income and earnings per share for the periods ended September 30, 1999 and 1998, assuming the acquisition of Westar/Kinetik Energy had occurred at the beginning of the periods, would not have differed significantly from reported results.

    In September 1999, TXU Europe announced it was forming a joint venture with certain shareholders of Pohjolan Voima Oy (PVO), Finland's second largest electricity generator. As part of the transaction TXU Europe contributed approximately £200 million ($329 million) for an 81% ownership interest in the joint venture company on November 1, 1999. The joint venture will acquire rights to the output from approximately 600 megawatts (MW) of PVO's thermal generating capacity.

    Throughout this document, references to TEG shall mean the consolidated UK entity acquired in May 1998, and references to Eastern Group or TXU Europe shall mean TXU's primary operations in the UK and other parts of Europe. References to TXU Australia Holdings shall mean TXU's primary operations in Australia, including Eastern Energy and results for Westar/Kinetik Energy from date of acquisition.

    The following exchange rates have been used to convert foreign currency denominated amounts into US dollars:

			Income Statement (Average Rates)
	Balance Sheet
			Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	September 30,	December 31,
	1999	1998	1999	1998	1999	1998	1999	1998
UK pounds sterling (£)	$1.646	$1.654	$1.616	$1.652	$1.619	$1.652	$1.633	$1.652
Australian dollars (A$)	$0.652	$0.612	$0.650	$0.599	$0.646	$0.631	$0.640	$0.647

TXU and TXU Electric

    On October 1, 1999, TXU Electric announced plans to sell six of its eighteen natural gas-fired electricity generating plants in Texas with an aggregate generating capacity of 3,116 megawatts, or approximately 15% of TXU Electric's generating capacity. Any gain on the sale of these plants will be recorded as a regulatory liability and applied against TXU Electric's generation assets that may become stranded costs under provisions of the 1999 Texas electric utility industry restructuring legislation discussed in Note 3 to the Condensed Consolidated Financial Statements. TXU Electric plans to sell the plants, together with all associated assets, including land, lakes, water rights, air permits, emission allowances and fuel transportation contracts. TXU Electric anticipates completion of the plant sales by the end of 2000.

2.  SIGNIFICANT ACCOUNTING POLICIES

TXU and TXU Electric

    Basis of Presentation—The condensed consolidated financial statements of TXU and its subsidiaries and TXU Electric and its subsidiaries have been prepared on the same basis as those in their respective 1998 Annual Reports on Form 10-K (1998 Form 10-K) and, in the opinion of management, all adjustments (constituting only normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to current classifications.

    All dollar amounts in the condensed consolidated financial statements and tables in the notes, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

TXU

    Earnings Per Share—Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the period reported. The following table details the adjustments to calculate diluted earnings per share. After-tax interest expense for the convertible subordinated debentures prior to their conversion in 1998 are added to earnings applicable to common stock, and the number of shares from the assumed conversion of the convertible subordinated debentures and the assumed exercise of all outstanding stock options are added to average shares outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	1999	1998	1999	1998	1999	1998
After-tax interest expense	$—	$—	$—	$0.9	$—	$1.9
Shares of common stock (in thousands)	87	122	99	864	106	1,270

3.  ACCOUNTING IMPACT OF THE RESTRUCTURING OF THE ELECTRIC UTILITY INDUSTRY IN TEXAS

TXU and TXU Electric

    Electric Industry Restructuring—Legislation was passed during the 1999 session of the Texas legislature that will restructure the electric utility industry in Texas. Among other matters, the legislation authorizes competition in the retail and generation markets for electricity beginning January 1, 2002; provides for the recovery of stranded costs and generation-related regulatory assets; requires reductions in nitrogen oxide and sulfur dioxide emissions; requires a rate freeze for all customers until January 1, 2002 and certain rate reductions for residential and small commercial customers for up to five years thereafter; and sets certain limits on capacity owned and controlled by power generation companies.

    Accounting Impact of the Restructuring—Regulatory Assets and Liabilities—As discussed in TXU's and TXU Electric's 1998 Form 10-K, the financial statements of TXU and TXU Electric reflect regulatory assets and liabilities under cost-based rate regulation in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effect of Certain Types of Regulation." As a result of the 1999 Texas legislation, the electricity generation portion of TXU Electric's business no longer meets the criteria to apply SFAS No. 71. Accordingly, application of SFAS No. 71 to the generation portion of TXU Electric's business was discontinued as of June 30, 1999, and the principles of SFAS No. 101, "Regulated Enterprises—Accounting for the Discontinuation of Application of FASB Statement No. 71," as interpreted by Emerging Issues Task Force Issue (EITF) No. 97-4, "Deregulation of the Pricing of Electricity—Issues Related to the Application of FASB Statement Nos. 71 and 101," have been applied. TXU Electric's transmission and distribution (T&D) operations continue to meet the criteria for recognition of regulatory assets and liabilities as defined by SFAS No. 71. In addition, fuel costs will be fully recoverable, subject to regulatory review, during the transition period that extends to January 1, 2002. The 1999 Texas legislation provides for the recovery of net generation-related regulatory assets existing at December 31, 1998. Under the provisions of EITF No. 97-4, such generation-related regulatory assets will be amortized as recovered through the T&D portion of the business. As a result, management believes the economic benefit of all net regulatory assets related to the generation business will be recovered.

    On October 18, 1999, TXU Electric filed with the Public Utility Commission of Texas (PUC) a petition for a financing order (Docket No. 21527) to securitize $1.65 billion of its generation-related regulatory assets and other qualified costs. Pursuant to the provisions of the 1999 Texas legislation, the PUC will issue a financing order on Docket No. 21527 no later than 90 days after the petition was filed. If approved by the PUC, TXU Electric would sell its rights under the financing order to recover such qualified costs to a special purpose subsidiary of TXU Electric. The special purpose subsidiary would issue transition bonds and would use the net proceeds thereof to purchase such rights from TXU Electric. The proceeds received by TXU Electric are to be used solely for the purposes of reducing the amount of TXU Electric's recoverable regulatory assets and retiring utility debt and equity. TXU Electric is unable to predict the extent, if any, to which this petition will be granted.

    Generation Production Assets—TXU Electric anticipates that a portion of the cost of its generation production assets and power purchase contracts may be identified as stranded costs under the legislation and become subject to a future quantification of the economic value of such assets. The 1999 Texas legislation provides that 100% of such stranded costs will be recovered from regulated operations. TXU Electric has performed an impairment analysis of generation assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires a company to forecast future net cash flows from operating the asset, on an undiscounted basis excluding carrying costs, and to compare the sum of those cash flows with the net carrying value of the asset. Under this test, if the undiscounted net cash flows exceed the net carrying value, no impairment exists for accounting purposes. TXU Electric has forecasted the net cash flows of its generating assets, including anticipated proceeds on sale, and determined that the undiscounted net cash flows exceed the net carrying value of those plants; accordingly, for accounting purposes, there is no impairment. Generation-related plant assets at September 30, 1999 were approximately $9.8 billion, net of accumulated depreciation.

    Investment Tax Credits—TXU Electric has unamortized deferred investment tax credits (ITCs) of approximately $428 million applicable to its generation business. The unamortized ITCs are temporary differences under generally accepted accounting principles for which a deferred income tax asset has been recorded. Under regulatory accounting, a regulatory liability also has been recorded. Under the requirements of SFAS No. 101, the ITC-related regulatory liability would be written off as an extraordinary item when the criteria of SFAS No. 71 are no longer met. However, it is uncertain under applicable regulations whether, and to what extent, the customers will ultimately benefit from the unamortized ITCs and/or the related regulatory liability. Upon final determination by the PUC, TXU Electric expects that the amount of unamortized ITCs not applicable to customers will be amortized over the remaining life of the generation plants. Also, upon final determination by the PUC, TXU Electric expects that the regulatory liability related to the ITCs that is not applicable to customers will be written off as an extraordinary credit to income.

4.  SHORT-TERM FINANCING

TXU and TXU Electric

    Lines of Credit—At September 30, 1999, TXU, TXU Electric and TXU Gas had amended joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions amounting to $2.5 billion. The US Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $1.1 billion outstanding at any one time at variable interest rates and terminates February 25, 2000. Of this, $800 million can be used for working capital and other general corporate purposes. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates March 2, 2003. Borrowings under this facility can be used for working capital and other general corporate purposes. The combined borrowings of TXU, TXU Electric and TXU Gas under both facilities, excluding borrowings that were permitted only to finance the acquisition of TEG, are limited to an aggregate of $2.2 billion outstanding at any one time. TXU Electric's and TXU Gas' borrowings under both facilities are limited to an aggregate of $1.25 billion and $650 million outstanding at any one time, respectively. At September 30, 1999, there were no borrowings outstanding under these lines. The facilities primarily support commercial paper borrowings. At September 30, 1999, outstanding commercial paper borrowings supported by both facilities totaled $1.7 billion.

TXU

    Lines of Credit—The Eastern Electricity Revolving Credit Facility provides for short-term borrowings for general corporate purposes of up to £250 million outstanding at any one time and terminates March 2, 2003. No borrowings were outstanding at September 30, 1999 under this facility.

    In addition, certain other non-US subsidiaries have revolving credit agreements (denominated in both foreign currencies and US dollars) aggregating approximately $105 million, of which $86 million was outstanding at September 30, 1999. These revolving credit agreements expire at various dates through 2001.

    Receivables—Eastern Electricity has facilities with a third party whereby Eastern Electricity may sell up to £300 million of its electricity receivables and TXU Finance (No. 2) Limited may borrow up to an aggregate of £275 million, collateralized by additional receivables of Eastern Electricity, through a short-term note issue arrangement. The program has an overall limit of £550 million. Through March 31, 1999, the electricity receivable financings were in the form of short-term loans collateralized by Eastern Electricity's trade accounts receivable. Subsequent to March 31, 1999, the program was restructured so that a portion of the receivables are sold outright rather than being used to collateralize short-term borrowings. Eastern Electricity continually sells additional receivables to replace those collected. At September 30, 1999, accounts receivable of Eastern Electricity of £207 million had been sold under the new program. An additional £93 million of receivables remain as collateral for short-term loans. At September 30, 1999, TXU Finance (No. 2) Limited had no outstanding borrowings made through the note issue arrangement. The borrowings by Eastern Electricity bear interest at an annual rate based on commercial paper rates plus a margin, which was 5.3% at September 30, 1999.

5.  CAPITALIZATION

TXU

    Common Stock—In April 1999, TXU repurchased approximately 1.7 million shares of its outstanding common stock at a total cost of $64 million, and in July 1999, TXU repurchased an additional 4.4 million shares of its outstanding common stock for a total cost of $186 million. In August 1999, the Board of Directors approved an increase in the stock repurchase program to $800 million, leaving $325 million authorized for future repurchases.

TXU Electric

    Common Stock—During the nine months ended September 30, 1999, TXU Electric purchased and retired a total of 14.8 million shares of its common stock from TXU at a cost of approximately $445 million.

TXU and TXU Electric

    TXU or Subsidiary Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trusts, Each Holding Solely Junior Subordinated Debentures of TXU or Related Subsidiary (Trust Securities)—At September 30, 1999 and December 31, 1998, the statutory business trust subsidiaries had trust securities outstanding, as follows:

	Trust Securities				Trust Assets(a)		Maturity
	Units (000's)		Amount		Amount
	September 30, 1999	December 31, 1998	September 30, 1999	December 31, 1998	September 30, 1999	December 31, 1998
TXU
TXU Capital I (7.25% Series)	9,200	9,200	$223	$223	$237	$237	2029

TXU Electric
TXU Electric Capital I (8.25% Series)	5,871	5,871	141	141	155	155	2030
TXU Electric Capital III (8.00% Series)	8,000	8,000	194	194	206	206	2035
TXU Electric Capital IV (Floating Rate Trust Securities)(b)	100	100	97	96	103	103	2037
TXU Electric Capital V (8.175% Trust Securities)	400	400	392	392	412	412	2037

Total TXU Electric	14,371	14,371	824	823	876	876

TXU Gas
TXU Gas Capital I (Floating Rate Trust Securities)(c)	150	150	146	146	155	155	2028

Total	23,721	23,721	$1,193	$1,192	$1,268	$1,268

(a)
Interest rates on the trusts' sole assets, Junior Subordinated Debentures of the parent, correspond in each case to the rate indicated for the corresponding series of Trust Securities.

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

TXU Electric

    Long-Term Debt—In March 1999, the Brazos River Authority issued $111 million aggregate principal amount of Collateralized Pollution Control Revenue Refunding Bonds, Series 1999A, due April 1, 2033. The 1999A Bonds bear interest at a rate of 3.70% per annum until the mandatory tender date of April 1, 2000. Upon mandatory tender, the 1999A Bonds will be remarketed by a remarketing agent appointed by TXU Electric. Proceeds were used to refund the 8.25% Brazos River Authority Series 1989A Bonds and a portion of the Brazos River Authority Taxable Series 1991D Bonds. TXU Electric is obligated to make payments of principal and interest on the 1999A Bonds. This obligation is secured by TXU Electric First Mortgage Bonds. Because TXU Electric believes this obligation will be remarketed, and has the ability to refinance if necessary, it has been classified as long-term debt.

    On June 19, 1999, the $118 million of Brazos River Authority Pollution Control Revenue Refunding Bonds, Series 1995B, due June 1, 2030, were remarketed, resulting in an interest rate of 4.15% per annum to the mandatory tender date of June 19, 2000. TXU Electric is obligated to make payments of principal and interest on the 1995B Bonds. Because TXU Electric believes this obligation will be remarketed, and has the ability to refinance if necessary, it has been classified as long-term debt.

TXU

    On June 23, 1999, TXU issued $500 million principal amount of floating rate Senior Notes due June 25, 2001. The interest rate, based on three-month LIBOR plus a margin, was 6.06% at September 30, 1999. The interest rate will be reset quarterly. Net proceeds were used to repay commercial paper.

    On September 24, 1999, TXU issued $425 million principal amount of floating rate Senior Notes due September 24, 2001. The Senior Notes bear interest at a rate determined quarterly based on three-month LIBOR plus a margin. The initial interest rate is 6.44%. Net proceeds were used to repay commercial paper.

    United Kingdom—At September 30, 1999, TXU Europe and TXU Finance (No. 2) Limited had a joint sterling-denominated line of credit with a group of banking institutions under a credit facilities agreement (Sterling Credit Agreement). The Sterling Credit Agreement, as amended in March 1999, provides for borrowings of up to £1.275 billion and has two facilities: a £750 million term facility which will terminate on March 2, 2003 and a £525 million revolving credit facility which has a £200 million 364-day tranche (Tranche A) and a £325 million tranche which terminates March 2, 2003 (Tranche B). The amended Sterling Credit Agreement allows for borrowings in various currencies with interest rates based on the prevailing rates in effect in the countries in which the borrowings originate. At September 30, 1999, £750 million ($1.235 billion) of borrowings were outstanding under the term facility with an average interest rate of 5.98%, and approximately £182 million ($300 million) of non-UK borrowings were outstanding under Tranche B, at a weighted average interest rate of 5.59%.

    In May 1999, a subsidiary of TXU Europe issued $1.5 billion of Senior Notes in three series: $350 million at 6.15% due May 15, 2002, $650 million at 6.45% due May 15, 2005, and $500 million at 6.75% due May 15, 2009. The proceeds of this issuance were used to reduce indebtedness incurred in connection with the acquisition of TEG, to reduce borrowings under the Sterling Credit Agreement and for other corporate purposes. Shortly thereafter, TXU Europe entered into various interest rate and currency swaps that in effect changed the interest rate on the borrowings from fixed to variable based on LIBOR and fixed the principal amount to be repaid in sterling.

    On October 5, 1999, a subsidiary of TXU Europe issued £77 million ($127 million) in Norwegian bonds due October 5, 2029, at a fixed rate of 7.25%. The net proceeds were used to pay down a portion of the Tranche B borrowings. On November 1, 1999, approximately £200 million ($329 million) was borrowed on the Tranche B facility. The net proceeds were used to finance the acquisition of the interest in the PVO joint venture.

    Australia—At September 30, 1999, TXU Australia Holdings had a A$1.1 billion Senior Acquisition Facility with a group of banking institutions, and TXU Australia Holdings and Eastern Energy had a A$413 million Subordinated Acquisition Facility with a banking institution to fund the acquisition of the assets of Westar/Kinetik Energy. The Senior Acquisition Facility is composed of: a A$275 million term facility due February 24, 2000 (Tranche A); a A$220 million revolving cash advance facility due February 24, 2002 (Tranche B); and a A$605 million term facility due February 24, 2002 (Tranche C). The Subordinated Acquisition Facility expires December 24, 1999. As of September 30, 1999, there was A$1.5 billion ($978 million) outstanding under these facilities. The Subordinated Acquisition Facility and Tranche A have been reclassified as a long-term liability since TXU intends to refinance these on a long-term basis.

6.  DERIVATIVE INSTRUMENTS

TXU

    TXU enters into derivative instruments, including options, swaps, futures and other contractual commitments, to manage market risks related to changes in interest rates, foreign currency exchange rates and commodity prices. TXU's participation in derivative transactions, except for the energy marketing activities of TXU Energy Trading Company, formerly Enserch Energy Services, Inc., and Eastern Energy's agreement with AES Ecogen, as discussed below, has been designated primarily for hedging purposes and instruments are not held or issued for trading purposes.

    In May 1999, Eastern Energy entered into a twenty-year agreement with AES Ecogen, which owns 966MW of gas-fired generation that is typically used during peak periods of demand for electricity in Victoria. The agreement provides Eastern Energy with the ability to enter into contracts with AES Ecogen that require AES Ecogen to pay to Eastern Energy the difference between the price for electricity specified in the agreement and the then current spot prices of electricity. In addition to providing a hedge against Eastern Energy's cost of electricity during peak periods, the agreement enables Eastern Energy to offer price protection services to other electricity retailers. The portion of the agreement that relates to trading activities will be accounted for on a mark-to-market basis. Eastern Energy made an initial payment of A$200 million and is required to make further future payments. The initial and future cash flows are included in the determination of fair value. The fair value at September 30, 1999 approximates cost. Eastern Energy also has an agreement to supply gas to the AES Ecogen gas-fired generator for twenty years.

    Interest Rate Risk Management—At September 30, 1999, TXU, TXU Electric and their subsidiaries had various interest rate swaps in effect, the terms and notional amounts of which had not significantly changed from December 31, 1998. In addition, TXU entered into a $425 million extendable swap in September 1999 to convert variable rate commercial paper to an initial nine-month rate of 5.11%. If the swap is not cancelled at the end of the initial period, it continues until June 28, 2005 at a fixed rate of 5.84%.

    United Kingdom—At September 30, 1999, TXU Europe had various interest rate swaps with an aggregate notional amount of $1.5 billion that convert the fixed rate Senior Notes to a floating rate based on LIBOR. These swaps mature on the dates of the underlying notes. In addition, TXU Europe had other interest rate swaps and forward rate agreements outstanding, with aggregate notional amounts of approximately £1.14 billion ($1.9 billion), that establish a mix of fixed and variable interest rates on outstanding debt. In October 1999, TXU Europe entered into interest rate swaps maturing December 15, 2000 to convert a £250 million notional amount of variable rate debt to a weighted average fixed rate of 6.39%.

    Australia—At September 30, 1999, Eastern Energy and Westar/Kinetik Energy had interest rate swaps and forward rate agreements outstanding, denominated in Australian dollars and/or US dollars, with aggregate notional amounts of approximately $1.5 billion. These agreements establish a mix of fixed and variable interest rates on outstanding debt and have remaining terms up to 17.5 years.

    Foreign Currency Risk Management—At September 30, 1999, TXU and Eastern Energy had various foreign currency swaps, options and exchange contracts in effect, the terms and amounts of which had not significantly changed from December 31, 1998. In connection with the May 1999 issuance of $1.5 billion of Senior Notes, TXU Europe entered into currency swaps which effectively fixed the principal amount to be repaid in sterling. In August 1999, TXU Europe entered into a forward foreign currency contract to acquire $200 million and $300 million in October 2017 and October 2018, respectively, for approximately £218 million to fix the cost (in pounds sterling) to settle the original US dollar-denominated debt of TEG. The difference between the forward rate and the spot rate at the inception of the contract, a foreign currency gain of approximately £92 million ($151 million), will be amortized to income over the life of the contract.

7.  REGULATION AND RATES

TXU and TXU Electric

    Docket 18490—The PUC approved the non-unanimous stipulation filed on December 17, 1997 by TXU Electric, together with the General Counsel of the PUC, the Office of Public Utility Counsel (OPC) and various other parties interested in TXU Electric's rates and services. The stipulation, modified to incorporate changes made by the PUC, resulted in base rate credits beginning January 1, 1998, of 4% for residential customers, 2% for general service secondary customers and 1% for all other retail customers, and additional base rate credits for residential customers of 1.4% beginning January 1, 1999. Certain parties that did not sign the stipulation have appealed the PUC's approval by filing suit in state district court. TXU and TXU Electric cannot predict the outcome of these appeals.

    In accordance with the stipulation, from January 1, 1998 through June 30, 1999, earnings in excess of the earnings cap were recorded as additional depreciation of nuclear production assets, and a reclassification of depreciation expense was made from T&D to nuclear production assets. As discussed in Note 3, application of SFAS No. 71 to the generation portion of TXU Electric's business was discontinued as of June 30, 1999. Effective July 1, 1999, earnings in excess of the earnings cap were recorded as a reduction of revenues, and a corresponding regulatory liability recorded. Upon final PUC approval, the regulatory liability associated with earnings in excess of the earnings cap will either be applied against TXU Electric's stranded generation assets as determined under the 1999 Texas legislation's market valuation criteria or refunded to customers upon a final determination by the PUC.

    Additionally, effective July 1, 1999, TXU Electric ceased the reclassification of T&D depreciation expense to nuclear production assets. Instead, an amount equal to T&D depreciation expense for the period was recorded as a regulatory asset, which will be amortized as it is recovered through the T&D portion of the business. An equivalent amount was recorded as a regulatory liability which will be applied against TXU Electric's stranded generation assets as determined under the legislation's market valuation criteria.

    In accordance with the 1999 Texas legislation, for the nine months ended September 30, 1999 TXU Electric recorded $52 million as additional depreciation of nuclear production assets and $59 million as a reduction of revenues as a result of earnings in excess of the earnings cap, compared with $180 million of additional depreciation of nuclear production assets for the same period in 1998. In addition, for the nine months ended September 30, 1999 and 1998, TXU Electric recorded $95 million and $136 million, respectively, of depreciation expense reclassified from T&D to nuclear production assets. For the nine months ended September 30, 1999, an amount of $48 million was recorded as a regulatory asset as a result of depreciation expense reclassified from T&D to nuclear production assets. For the twelve months ended September 30, 1999, TXU Electric recorded additional depreciation of $183 million on its nuclear production assets representing $141 million of depreciation expense reclassified from T&D and $42 million of additional depreciation due to earnings in excess of the earnings cap. In addition, TXU Electric recorded a $59 million reduction of revenues representing earnings in excess of the earnings cap subsequent to June 30, 1999. Including deferred income tax effects, the net effect was a $65 million reduction in net income for the twelve months ended September 30, 1999 compared with a reduction of $147 million for the same period of 1998.

    Docket 20896—In March 1999, TXU Electric filed with the PUC its first report, as required in Docket 18490, concerning the earnings cap calculation for 1998. The General Counsel of the PUC filed a notice of contest in June 1999, which challenged the inclusion of $19 million of affiliate expenses in the return cap calculation. In July 1999, the General Counsel withdrew this challenge. By PUC order dated September 7, 1999, Docket No. 20896 was closed.

    Docket 20666—Fuel Refund—TXU Electric filed a petition with the PUC in March 1999 to refund to customers approximately $115 million, including interest, in over-collected fuel costs for the period June 1997 through February 1999. In April 1999, parties to this docket: TXU Electric, the General Counsel of the PUC, Texas Industrial Energy Consumers (TIEC) and OPC, filed a unanimous stipulation resolving all issues in this docket. The PUC approved the stipulation at the May 20, 1999 Open Meeting, and the refund was made to customers through a one-time credit in June 1999. This over-collection was the result of milder than expected weather and declining natural gas prices.

    Docket 20285—Fuel Reconciliation—In December 1998, in accordance with PUC rules, TXU Electric filed a petition with the PUC seeking final reconciliation of all eligible fuel and purchased power expenses incurred during the reconciliation period of July 1, 1995 through June 30, 1998, amounting to a total of $5.04 billion. In addition, and as permitted by the PUC rules, TXU Electric also requested an accounting order that would allow certain costs incurred to facilitate the use of coal as a supplemental fuel at its Monticello plant to be treated as eligible fuel costs and billed pursuant to TXU Electric's fuel costs factor. By incurring these expenses, TXU and TXU Electric believe they have significantly improved the reliability of the supply of fuel to Monticello and have, at the same time, lowered the fuel expense that would otherwise be incurred in the absence of these investments. Parties to this docket (Cities of Arlington, et al., OPC, TIEC, NUCOR Steel, Texas-New Mexico Power Company, and the General Counsel of the PUC) filed a unanimous stipulation, which represents a compromise among the signatories, providing for, among other things, a disallowance and refund to consumers in the amount of $52 million, which was recorded in June 1999. On August 5, 1999, the PUC voted to approve the stipulation. The refund, which was made as a one-time credit on customer bills during the September billing cycle, was approximately 1% of the $5.04 billion spent by TXU Electric during the reconciliation period.

    TXU Electric and certain other regulated subsidiaries of TXU have several rate requests or refunds pending or on appeal. With regard to Eastern Group, the regulation of distribution and supply charges is currently subject to review by the Office of Gas and Electricity Markets covering England, Wales and Scotland (OFGEM). On August 12, 1999, OFGEM issued a draft report, adjusted on October 8, 1999, proposing a range of substantial revenue reductions for the distribution businesses of all Regional Electric Companies in the UK. OFGEM issued its proposed price adjustments for the electricity supply businesses on October 8, 1999. The final OFGEM report is expected at the end of November 1999 and both distribution and supply price adjustments are expected to become effective April 1, 2000. TXU is analyzing the draft proposals and cannot predict at this time either the final price adjustments that will be applicable to Eastern Group or the ultimate impact of such adjustments on TXU's financial position, results of operations or cash flows.

8.  COMMITMENTS AND CONTINGENCIES

TXU

    Legal Proceedings—In February 1997, the official government representative of pensioners in the UK (Pensions Ombudsman) made final determinations against The National Grid Company plc (National Grid) and its group trustees with respect to complaints by two pensioners in National Grid's section of the Electricity Supply Pension Scheme (ESPS) relating to the use of the pension fund surplus resulting from the March 1992 actuarial valuation of the National Grid section to meet certain costs arising from the payment of pensions on early retirement upon reorganization or downsizing. These determinations were set aside by the High Court in June 1997, and the arrangements made by National Grid and its group trustees in dealing with the surplus were confirmed. The two pensioners appealed this decision, and judgment on the appeal has now been received although a final order is awaited. The judgment endorsed the Pensions Ombudsman's determination that National Grid was not entitled to deal unilaterally with any surplus. If a similar action were to be made against Eastern Group in relation to its use of actuarial surplus in its section of the ESPS, it would vigorously defend the action, ultimately through the courts. However, if a determination were finally to be made against it and upheld in the courts, Eastern Group could have a potential liability to repay to its section of the ESPS an amount estimated by TXU to be up to $74 million (exclusive of any applicable interest charges).

    In August 1998, the Gracy Fund, L.P. (Gracy Fund) filed suit in the United States District Court for the Northern District of Texas against EEX Corporation, formerly Enserch Exploration, Inc. (EEX), TXU, David W. Biegler, Gary J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The Gracy Fund sought to represent a class of certain purchasers of the common stock of ENSERCH Corporation (now TXU Gas) and EEX based upon claims of various violations of the Securities Act of 1933 (Securities Act) and the Securities Exchange Act of 1934 (Exchange Act). Also in August 1998, Stan C. Thorne (Thorne) filed suit in the United States District Court for the Southern District of Texas against EEX, TXU Gas, DeGolyer & Naughton, David W. Biegler, Gary J. Junco, Fredrick S. Addy and B.K. Irani and sought to represent a certain class of purchasers of common stock of EEX. In December 1998, the United States District Court for the Northern District of Texas issued an Order in Cause No. 3-98-CV-1808-G consolidating the Gracy Fund and the Thorne suits (the Consolidated Action). In January 1999, the Gracy Fund et al. filed an amended class action complaint in the Consolidated Action against EEX, TXU Gas, David W. Biegler, Gary J. Junco, Thomas Hamilton, J. Philip McCormick, Fredrick S. Addy and B.K. Irani. TXU and Erle Nye were omitted as defendants pursuant to a tolling agreement. The individual named defendants are current or former officers and/or directors of EEX, and Mr. Biegler has been an officer and director of TXU Gas. The amended complaint alleges violations of provisions of the Securities Act and the Exchange Act. The plaintiff in the Consolidated Action represents a class of persons acquiring stock of ENSERCH Corporation and/or EEX between August 3, 1995 and August 5, 1997, inclusive. No amount of damages has been specified in the Consolidated Action. Defendants filed a joint motion to dismiss in March 1999, and discovery has been stayed pending a ruling on the motion to dismiss. TXU Gas is continuing to evaluate the claims and is unable at this time to predict the outcome of this proceeding, but intends to vigorously defend this suit.

TXU and TXU Electric

    General—TXU and TXU Electric are each involved in various legal and administrative proceedings and have other contingencies, that, in the opinion of the management of each, should not have a material effect upon their financial positions, results of operations or cash flows.

9.  SEGMENT INFORMATION

TXU

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	1999	1998	1999	1998	1999	1998
Trade Revenues—
US Electric	$2,077	$2,138	$4,892	$5,161	$6,272	$6,637
US Gas	143	137	583	623	782	939
US Energy Marketing	801	946	2,143	2,345	2,996	3,025
UK/Europe	1,132	1,004	4,355	1,550	6,406	1,550
Australia	210	123	494	344	589	457
All Other	72	32	165	93	207	106

Consolidated	$4,435	$4,380	$12,632	$10,116	$17,252	$12,714

Affiliated Revenues—
US Gas	$14	$14	$29	$35	$37	$45
US Energy Marketing	1	C	1	C	2	1
All Other	85	76	244	238	342	237
Eliminations	(100)	(90)	(274)	(273)	(381)	(283)

Consolidated	$—	$—	$—	$—	$—	$—

Net Income (Loss)—
US Electric	$435	$364	$699	$701	$786	$821
US Gas	(14)	(21)	(22)	(27)	(27)	(17)
US Energy Marketing	(13)	4	(28)	3	(25)	(7)
UK/Europe	(3)	(31)	137	(66)	343	(66)
Australia	5	13	C	28	3	28
All Other	(49)	(36)	(144)	(136)	(201)	(160)

Consolidated	$361	$293	$642	$503	$879	$599

INDEPENDENT ACCOUNTANTS' REPORT

Texas Utilities Company (doing business as TXU Corp):

    We have reviewed the accompanying condensed consolidated balance sheet of Texas Utilities Company (doing business as TXU Corp) and subsidiaries (TXU) as of September 30, 1999, and the related condensed statements of consolidated income and of comprehensive income for the three-month, nine-month and twelve-month periods ended September 30, 1999 and 1998, and of consolidated cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of TXU's management.

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

DELOITTE & TOUCHE LLP

Dallas, Texas
November 11, 1999

INDEPENDENT ACCOUNTANTS' REPORT

TXU Electric Company:

    We have reviewed the accompanying condensed consolidated balance sheet of TXU Electric Company (formerly Texas Utilities Electric Company) and subsidiaries (TXU Electric) as of September 30, 1999, and the related condensed statements of consolidated income and of comprehensive income for the three-month, nine-month and twelve-month periods ended September 30, 1999 and 1998, and of consolidated cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of TXU Electric's management.

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
November 11, 1999

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

BUSINESS, MERGERS AND ACQUISITIONS

  TXU

    In May 1999, Texas Utilities Company (TXU) adopted TXU Corp as its assumed name and began conducting business as TXU Corp. During 1999, several of TXU's subsidiaries changed their corporate names in connection with the new TXU corporate identity program. Certain comparisons in this report have been affected by acquisitions by TXU or its subsidiaries of Westar and Kinetik Energy in Australia (as described below) in February 1999, The Energy Group PLC (TEG) in May 1998, and TXU Communications Company, formerly Lufkin-Conroe Communications Co., in November 1997. These acquisitions have been accounted for as purchase business combinations. Results of operations of these companies have been included only from their dates of acquisition. TXU's principal international operations are conducted through TXU International Holdings Limited, which in turn indirectly owns TXU Europe Limited, formerly TXU Eastern Holdings Limited (TXU Europe), and TXU Australia Holdings (Partnership) Limited Partnership (TXU Australia Holdings). TXU Europe's operations in the United Kingdom (UK) and other parts of Europe are conducted through subsidiaries of TXU Europe Group plc, formerly Eastern Group plc (Eastern Group), primarily Eastern Electricity plc (Eastern Electricity). TXU Australia Holdings' principal operating subsidiaries include Eastern Energy Limited (Eastern Energy) and the gas operations in Australia described below.

    In February 1999, TXU Australia Holdings acquired from the Government of Victoria, Australia, the gas retail business of Kinetik Energy Pty Ltd and the gas distribution operations of Westar Pty Ltd (together, Westar/Kinetik Energy). The purchase price was A$1.6 billion ($1.0 billion) which has been financed principally through bank borrowings by TXU Australia Holdings. The excess of the purchase consideration plus acquisition costs over a preliminary estimate of net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of A$873 million ($569 million), which is being amortized over 40 years. The process of determining the fair value of assets and liabilities at the acquisition date is continuing, and the final result awaits the resolution of pensions, employee benefits and other contingencies and finalization of certain estimates.

    In September 1999, TXU Europe announced it was forming a joint venture with certain shareholders of Pohjolan Voima Oy (PVO), Finland's second largest electricity generator. As part of the transaction TXU Europe contributed approximately £200 million ($329 million) for an 81% ownership interest in the joint venture company on November 1, 1999. The joint venture will acquire rights to the output from approximately 600 megawatts of PVO's thermal generating capacity.

    TXU will pursue potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and are likely to enhance the long-term return to its shareholders.

  TXU and TXU Electric

    On October 1, 1999, TXU Electric Company, formerly Texas Utilities Electric Company (TXU Electric) announced plans to sell six of its eighteen natural gas-fired electricity generating plants in Texas. These plants have an aggregate generating capacity of 3,116 megawatts, or approximately 15% of TXU Electric's generating capacity. Any gain on the sale of these plants will be recorded as a regulatory liability and applied against TXU Electric's generation assets that may become stranded costs under provisions of the Texas electric utility industry restructuring legislation discussed in Note 3 to the Condensed Consolidated Financial Statements. TXU Electric plans to sell the plants, together with all associated assets, including land, lakes, water rights, air permits, emission allowances and fuel transportation contracts. TXU Electric anticipates completion of the plant sales by the end of 2000.

RESULTS OF OPERATIONS

  TXU Electric

    Net income for TXU Electric for the three months ended September 30, 1999 was higher than the same period of 1998, while net income for the nine- and twelve-month periods of 1999 was slightly lower than the like periods in 1998. Period-to-period comparisons of net income were impacted by both a fuel reconciliation settlement recorded in the second quarter of 1999 and a rate settlement agreement that became effective in January 1998, which reduced customer rates and introduced an earnings cap.

    As discussed in Note 7 to the Condensed Consolidated Financial Statements, from January 1, 1998 through June 30, 1999, earnings in excess of the earnings cap were recorded as additional depreciation of nuclear production assets, and depreciation expense was reclassified from transmission and distribution (T&D) to nuclear production assets. Effective July 1, 1999, earnings in excess of the earnings cap were recorded as a reduction of revenues. The net effect of the above earnings mitigation reduced net income by $32 million, $69 million and $65 million, respectively, for the three, nine and twelve months ended September 30, 1999, versus reductions of $109 million, $147 million and $147 million in the comparable 1998 periods respectively.

    In June 1999, TXU Electric reached an agreement with all intervening parties to refund $52 million ($31 million after tax) to consumers as part of a fuel reconciliation proceeding with the Public Utility Commission of Texas (PUC). The refund, which was recorded as a reduction in revenues, is approximately 1% of the $5.04 billion spent by TXU Electric during the period from July 1, 1995 through June 30, 1998 for fuel to generate electricity and appeared as a one-time credit on customer bills during the September 1999 billing cycle.

    Excluding a $59 million reduction of revenues in the 1999 periods as a result of earnings in excess of the earnings cap and the $52 million fuel reconciliation recorded in the second quarter of 1999, total revenues for the three-, nine- and twelve-month periods of 1999 were 0.3%, 3.2% and 4.0% lower, respectively, than the comparable 1998 periods, primarily due to more normal weather conditions in the 1999 periods and an additional reduction in rates effective January 1, 1999 due to the 1998 rate settlement agreement, somewhat offset by continued strong core retail sales and revenue growth. Electric energy sales volumes for the three-, nine- and twelve-month periods of 1999 were 3.4%, 3.5% and 3.0% lower, respectively, than the same periods of 1998. Fuel revenues for the third quarter of 1999 were slightly higher than the same period of 1998, but decreased for the nine- and twelve-month periods of 1999, primarily as a result of lower energy sales.

    Fuel and purchased power expenses for the three months ended September 30, 1999 were higher than the same period of 1998 primarily due to higher natural gas prices, partially offset by lower natural gas usage. The decrease in fuel and purchased power expenses for the 1999 nine-month period compared to the 1998 nine-month period resulted primarily from lower usage of natural gas, partially offset by higher natural gas prices, while the lower expense for the 1999 twelve-month period compared to the 1998 twelve-month period was principally due to lower natural gas usage.

    Depreciation and amortization expense was lower for all periods of 1999 compared with the same periods of 1998 due to less mitigation depreciation recorded in 1999 than in the 1998 periods. For the twelve months ended September 30, 1999, depreciation and amortization expense was 17% lower than the same period in 1998. During that period, TXU Electric's rate settlement agreement resulted in additional depreciation of $183 million on its nuclear production assets versus $317 million in the comparable 1998 period. Of the additional depreciation for the twelve months ended September 30, 1999, $141 million represents depreciation expense reclassified from T&D, and $42 million represents additional depreciation due to earnings in excess of the earnings cap. Since January 1998, total nuclear mitigation is approximately $1.1 billion.

    Net decreases in interest expense for the three, nine and twelve months ended September 30, 1999, compared to the same periods in 1998 are primarily due to the reacquisition of long-term debt and remarketing of certain debt to lower interest rates.

    The 1999 effective income tax rate for TXU Electric was lower for all periods as compared to 1998 due primarily to the discontinuation of amortization of prior period flow-through amounts and other tax-related regulatory assets and liabilities resulting from the impact of the Texas electric utility industry restructuring legislation. The lower effective tax rate for the nine and twelve months ended September 30, 1999 also reflects a favorable adjustment to prior years' tax accruals.

  TXU

    Earnings for the three months ended September 30, 1999 were $361 million ($1.31 per share, basic and diluted) compared with $293 million ($1.04 per share, basic and diluted) for the third quarter of 1998, a 23% earnings improvement. Earnings for the nine months ended September 30, 1999 were $642 million ($2.30 per share, basic and diluted) compared with $503 million ($1.94 per share, basic and diluted) for the nine months ended September 30, 1998, a 28% earnings improvement. Earnings for the twelve months ended September 30, 1999 were $879 million ($3.14 per share, basic and diluted) compared with $599 million ($2.35 per share basic, $2.34 per share diluted) for the prior twelve-month period, a 47% earnings improvement. For all periods presented, the factors affecting the results of TXU Electric, as discussed above, are also major factors affecting the results of TXU. Results for the 1999 nine- and twelve-month periods also reflect a full period of operations of the Eastern Group, while the same periods in 1998 include results from the date of acquisition of TEG (including certain one-time acquisition transaction-related costs, which totaled $31 million after-tax). Earnings per share comparisons for all periods presented were affected by the issuance in 1998 of shares of common stock for the acquisition of TEG and the repurchase of TXU common shares in both 1998 and 1999.

    Operating revenues for the third quarter of 1999 of $4.4 billion were slightly higher than the third quarter of 1998 due to increased revenues for the UK/Europe segment, primarily resulting from increased wholesale electric energy sales volumes and related merchant trading operations, and the inclusion of revenues from Westar/Kinetic Energy in the 1999 period. Partially offsetting the increase was the $59 million reduction of TXU Electric's revenues as a result of earnings in excess of the earnings cap and decreased revenues for the US Energy Marketing segment.

    Results for the nine months ended September 30, 1999 reflect operating revenues of $13 billion, a 25% increase over the first nine months of 1998. Operating revenues for the twelve months ended September 30, 1999 of $17 billion were 36% higher than the same period of 1998. The increases for both periods were primarily due to the inclusion of the Eastern Group for a full period in 1999 versus from the acquisition date in the 1998 periods, and the inclusion of revenues from Westar/Kinetic Energy in the 1999 periods. Partially offsetting were lower revenues from TXU Electric for reasons discussed above and lower revenues for the US Gas and US Energy Marketing segments, which were both impacted by mild weather in the fourth quarter of 1998 and the first quarter of 1999.

    Total operating expenses for the three months ended September 30, 1999 were slightly less than in the same period of 1998. Lower depreciation and amortization due to less mitigation depreciation recorded in 1999 than in the 1998 period more than offset higher fuel and purchased power costs. Total operating expenses for the nine- and twelve-month periods of 1999 were 26% and 36% higher, respectively, than the same periods in 1998. Substantially all of the increase was due to the inclusion of the Eastern Group for a full period in 1999 versus from the date of acquisition in the 1998 periods and the inclusion of Westar/Kinetic Energy from the date of acquisition in 1999, partially offset by less mitigation depreciation recorded by TXU Electric in the 1999 periods versus the 1998 periods.

    Total interest expense and other charges, including distributions on trust securities and preferred stock dividends of subsidiaries, for the three months ended September 30, 1999 were 5% less than in the same period of 1998, but for the nine- and twelve-months periods of 1999 were 21% and 34% higher, respectively, than in the same periods of 1998. The increases for the nine- and twelve-month periods were principally due to debt assumed and incurred in connection with the acquisitions of TEG and Westar/Kinetic Energy, partially offset by the favorable impact of TXU's capital restructuring and debt reduction programs.

    The overall effective income tax rate was lower for all periods of 1999 versus the same periods of 1998. The 1999 periods benefited from the discontinuation of amortization of prior period flow-through amounts and other tax-related regulatory assets and liabilities of TXU Electric as a result of the 1999 Texas electric utility industry restructuring legislation. Partially offsetting the lower tax rate was greater non-deductible goodwill amortization in the 1999 periods as a result of acquisitions versus the 1998 periods.

    For certain financial data by segment, see Note 9 to the Condensed Consolidated Financial Statements.

    US Electric—Results for this segment primarily reflect the results of TXU Electric, see discussion above.

    US Gas—For the three- and nine-month periods of 1999, the US Gas segment had losses of $14 million and $22 million, respectively, versus losses of $21 million and $27 million, respectively, for the same periods of 1998. For the twelve months ended September 30, 1999, the segment had a net loss of $27 million compared with a net loss of $17 million in the same period of 1998. Results for the 1999 periods included third-quarter pre-tax gains totaling $10 million ($6 million after-tax) in other income (deductions)—net from the sale of assets. Operating revenues for the three months ended September 30, 1999 were 4% higher than in the same period of 1998. For the nine and twelve months ended September 30, 1999, operating revenues were 7% and 17% lower, respectively, than the same periods of 1998 due to lower gas prices and the abnormally mild winter weather in the fourth quarter of 1998 and the first quarter of 1999.

    US Energy Marketing—Net results for the US Energy Marketing segment were down by $17 million, $31 million and $18 million for the three, nine and twelve months ended September 30, 1999 compared to the same periods in 1998. Third-quarter 1999 results were negatively impacted by lower trading volumes and margins and unusually high natural gas prices which affected the results from retail marketing originations. Management limited trading volumes in the third quarter of 1999 because of the market conditions present during the period. Results were also impacted by higher operating expenses, which increased by $4 million, $12 million and $14 million in the 1999 periods versus the 1998 periods primarily due to costs related to developing middle and back office infrastructure capabilities to prepare for the opening of the Texas electricity market to competition in 2002.

    UK/Europe—The UK/Europe operations had a net loss of $3 million in the third quarter this year versus a loss of $31 million in the third quarter last year. For the year-to-date period, the UK/Europe segment contributed net income of $137 million compared with a loss of $66 million in the same period of 1998. For the twelve-month period ended September 30, 1999, net income was $343 million compared to a loss of $66 million. The nine- and twelve-month periods of 1998 included operations from the date of acquisition of TEG on May 19, 1998 and 22% equity in the net income of TEG for the period March to May 19, 1998. The improved results for the three months ended September 30, 1999 reflected a 13% increase in operating revenues, primarily due to higher wholesale energy sales.

    Australia—Net income for the three, nine, and twelve months ended September 30, 1999 was $5 million, $0.3 million and $3 million, respectively, compared with net income of $13 million, $28 million and $28 million for the same periods of 1998. Results for this segment include Westar/Kinetik Energy since acquisition on February 24, 1999. Operating revenues increased for all periods primarily as a result of the addition of gas revenues from Westar/Kinetik Energy and increased electric revenues and sales as a result of the gas crisis in Australia in 1998 causing customers to shift to electricity. The increase in revenues was more than offset by higher operating expenses, including gas purchase costs, along with increased interest costs, principally related to the acquisition of Westar/Kinetik Energy. Results for the 1999 periods were also affected by very mild winter weather in the third quarter. Results for the nine and twelve months ended September 30, 1999 were also impacted by the write-off of uncollectible revenues and costs incurred as a result of the acquisition of Westar/Kinetik Energy.

    Comprehensive Income—The gains and losses from currency translation adjustments in all periods principally reflect movements in exchange rates between the US dollar and the British pound sterling.

FINANCIAL CONDITION

Liquidity and Capital Resources

  TXU and TXU Electric

    For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU's and TXU Electric's Annual Reports on Form 10-K for the year 1998 (1998 Form 10-K). Results for the three- and nine-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of TXU or TXU Electric have occurred subsequent to year-end other than as disclosed in other reports of TXU or TXU Electric or included herein.

    Cash flows provided from operating activities for TXU before changes in operating assets and liabilities for the nine months ended September 30, 1999 were $1.9 billion versus $1.6 billion for the comparable period in 1998 ($1.4 billion versus $1.5 billion for TXU Electric). Changes in operating assets and liabilities for TXU for the nine months ended September 30, 1999 provided cash flows of $171 million versus cash used of $83 million in the comparable nine-month period of 1998. The year-to-year comparison reflects cash provided of $335 million from the sale of receivables by Eastern Group, which was partially offset by working capital requirements for Eastern Group operations. Additionally, federal income tax payments were greater in the 1998 period than in the 1999 period. Changes in operating assets and liabilities for TXU Electric provided cash flows of $38 million for the first nine months of 1999 compared with $56 million for the same 1998 period.

    Cash flows used for investing activities for the nine months ended September 30, 1999 were $2.5 billion compared with $3.5 billion for the same period of 1998 ($473 million versus $413 million for TXU Electric). The February 1999 acquisition of Westar/Kinetik Energy in Australia used approximately $1.0 billion, while the purchase of the shares of TEG during the nine months ended September 30, 1998 required $2.5 billion. Construction expenditures used $1.2 billion for the current nine-month period compared with $751 million for the same period in 1998 ($401 million versus $365 million for TXU Electric), primarily resulting from the inclusion of a full nine months expenditures by Eastern Group in the 1999 period.

    External funds of a permanent or long-term nature are obtained through the issuance of common stock, preferred stock, trust securities and long-term debt by TXU and subsidiaries. The capitalization ratios of TXU at September 30, 1999 consisted of approximately 65% long-term debt, 4% TXU or subsidiary obligated, mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of TXU or related subsidiary (trust securities), 1% preferred stock and 30% common stock equity. Restricted cash of $1.2 billion included in other investments collateralizes certain Eastern Group capital lease obligations. Applying the cash collateral against related capital lease obligations, the capitalization ratios would consist of 63% long term debt, 5% trust securities, 1% preferred stock and 31% common stock equity. The capitalization ratios of TXU Electric at September 30, 1999 consisted of approximately 38% long-term debt, 7% trust securities, 1% preferred stock and 54% common stock equity.

    During the nine-month period ended September 30, 1999, TXU (including TXU Electric) issued, redeemed, reacquired or made scheduled principal payments on long-term debt, as follows (in millions of dollars):

	Issuances	Retirement
TXU Electric:
Brazos River Authority Pollution Control Bonds	$127	$127
First Mortgage Bonds	—	430

Total TXU Electric	127	557
TXU Europe:
Senior Notes	1,500	—
Term Facility	1,225	—
Acquisition Facilities	—	1,225
Revolving Credit Facility (Tranche B)	391	93
Other	178	579
TXU Australia Holdings:
Acquisition Facilities	926	—
Other	301	1
TXU Corp:
Senior Notes	925	—
All Other Subsidiaries	3	155

Total	$5,576	$2,610

    See Note 5 to the Condensed Consolidated Financial Statements for additional information on new issuances of long-term debt.

    In May 1999, a subsidiary of TXU Europe issued $1.5 billion of Senior Notes in three series: $350 million at 6.15% due May 15, 2002, $650 million at 6.45% due May 15, 2005, and $500 million at 6.75% due May 15, 2009. The proceeds of this issuance were used to reduce indebtedness incurred in connection with the acquisition of TEG, to reduce borrowings under a joint sterling denominated line of credit with a group of banking institutions under a credit facilities agreement (Sterling Credit Agreement) and for other corporate purposes. Shortly thereafter, TXU Europe entered into various interest rate and currency swaps that in effect changed the interest rate on the borrowings from fixed to variable based on LIBOR and fixed the principal amount to be repaid in pounds sterling.

    On June 23, 1999, TXU issued $500 million principal amount of floating rate Senior Notes due June 25, 2001. The interest rate, based on three-month LIBOR plus a margin, was 6.06% at September 30, 1999. The interest rate will be reset quarterly. Net proceeds were used to repay commercial paper issued by TXU.

    On September 24, 1999, TXU issued $425 million principal amount of floating rate Senior Notes due September 24, 2001. The Senior Notes bear interest at a rate determined quarterly based on three-month LIBOR plus a margin. The initial interest rate is 6.44%. Net proceeds were used to repay commercial paper issued by TXU.

    Eastern Electricity has facilities with a third party whereby Eastern Electricity may sell up to £300 million of its electricity receivables and TXU Finance (No. 2) Limited may borrow up to an aggregate of £275 million, collateralized by additional receivables of Eastern Electricity, through a short-term note issue arrangement. The program has an overall limit of £550 million. Through March 31, 1999, the electricity receivable financings were in the form of short-term loans collateralized by Eastern Electricity's trade accounts receivable. Subsequent to March 31, 1999, the program was restructured so that a portion of the receivables are sold outright rather than being used to collateralize short-term borrowings. Eastern Electricity continually sells additional receivables to replace those collected. At September 30, 1999, accounts receivable of Eastern Electricity of £207 million had been sold under the new program. An additional £93 million of receivables remain as collateral for short-term loans. At September 30, 1999, TXU Finance (No. 2) Limited no outstanding borrowings made under the note issue arrangement. The borrowings by Eastern Electricity bear interest at an annual rate based on commercial paper rates plus a margin, which was 5.3% at September 30, 1999.

    At September 30, 1999, TXU, TXU Electric and TXU Gas Company, formerly Enserch Corporation (TXU Gas) had amended joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions amounting to $2.5 billion. The US Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $1.1 billion outstanding at any one time at variable interest rates and terminates February 25, 2000. Of this, $800 million can be used for working capital and other general corporate purposes. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates March 2, 2003. Borrowings under this facility can be used for working capital and other general corporate purposes. The combined borrowings of TXU, TXU Electric and TXU Gas under both facilities, excluding borrowings that were permitted only to finance the acquisition of TEG, are limited to an aggregate of $2.2 billion outstanding at any one time. TXU Electric's and TXU Gas' borrowings under both facilities are limited to an aggregate of $1.25 billion and $650 million outstanding at any one time, respectively. At September 30, 1999, there were no borrowings outstanding under these lines. The facilities primarily support commercial paper borrowings. At September 30, 1999, outstanding commercial paper borrowings supported by both facilities totaled $1.7 billion.

    An Eastern Electricity Revolving Credit Facility provides for short-term borrowings for general corporate purposes of up to £250 million outstanding at any one time and terminates March 2, 2003. No borrowings were outstanding at September 30, 1999 under this facility.

    In addition, certain other non-US subsidiaries have revolving credit agreements (denominated in both foreign currencies and US dollars) aggregating approximately $105 million, of which $86 million was outstanding at September 30, 1999. These revolving credit agreements expire at various dates through 2001.

    United Kingdom--At September 30, 1999, TXU Europe's and TXU Finance (No. 2) Limited's Sterling Credit Agreement, as amended in March 1999, provides for borrowings of up to £1.275 billion and has two facilities: a £750 million term facility which will terminate on March 2, 2003 and a £525 million revolving credit facility which has a £200 million 364-day tranche (Tranche A) and a £325 million tranche which terminates March 2, 2003 (Tranche B). TXU Europe and TXU Finance (No. 2) Limited currently are the only permitted borrowers under the amended Sterling Credit Agreement. The amended Sterling Credit Agreement allows for borrowings in various currencies with interest rates based on the prevailing rates in effect in the countries in which the borrowings originate. At September 30, 1999, £750 million ($1.235 billion) of borrowings were outstanding under the term facility with an average interest rate of 5.98%, and approximately £182 million ($300 million) of non-UK borrowings were outstanding under Tranche B, at a weighted average interest rate of 5.59%.

    On October 5, 1999, a subsidiary of TXU Europe issued £77 million ($127 million) in Norwegian bonds due October 5, 2029, at a fixed rate of 7.25%. The net proceeds were used to pay down a portion of the Tranche B borrowings. On November 1, 1999, approximately £200 million ($329 million) was borrowed on the Tranche B facility. The net proceeds were used to finance the acquisition of the interest in the PVO joint venture.

    Australia--At September 30, 1999, TXU Australia Holdings had a A$1.1 billion Senior Acquisition Facility with a group of banking institutions, and TXU Australia Holdings and Eastern Energy had a A$413 million Subordinated Acquisition Facility with a banking institution to fund the acquisition of the assets of Westar/Kinetik Energy. The Senior Acquisition Facility is composed of: a A$275 million term facility due February 24, 2000 (Tranche A); a A$220 million revolving cash advance facility due February 24, 2002 (Tranche B); and a A$605 million term facility due February 24, 2002 (Tranche C). The Subordinated Acquisition Facility expires December 24, 1999. As of September 30, 1999, there was A$1.5 billion ($978 million) outstanding under these facilities.

    In May 1999, Eastern Energy entered into a twenty year agreement with AES Ecogen, which owns 966MW of gas-fired generation that is typically used during peak periods of demand for electricity in Victoria. The agreement provides Eastern Energy with the ability to enter into contracts with AES Ecogen that require the exchange of cash for the difference between the amounts specified in the agreement and the then current spot prices of electricity. In addition to providing a hedge against Eastern Energy's cost of electricity during peak periods, the agreement enables Eastern Energy to offer price protection services to other electricity retailers. The portion of the agreement that relates to trading activities will be accounted for on a mark-to-market basis. Eastern Energy made an initial payment of A$200 million and is required to make further future payments. The initial and future cash flows are included in the determination of fair value. The fair value at September 30, 1999 approximates cost. Eastern Energy also has an agreement to supply gas to the AES Ecogen gas-fired generator for twenty years.

    In April 1999, TXU repurchased approximately 1.7 million shares of its outstanding common stock at a total cost of approximately $64 million, and in July 1999, TXU repurchased an additional 4.4 million shares of its outstanding common stock for a total cost of approximately $186 million. In August 1999, the Board of Directors approved an increase in the stock repurchase program to $800 million, leaving approximately $325 million authorized for future repurchases.

    During the nine months ended September 30, 1999, TXU Electric purchased and retired a total of 14.8 million shares of its common stock from TXU at a cost of approximately $445 million.

    TXU, TXU Electric, TXU Gas and other subsidiaries of TXU may issue additional debt and equity securities as needed, including the possible future sale: (i) by TXU Electric of up to $499 million principal amount of debt securities and up to $25 million of Cumulative Preferred Stock, and (ii) by TXU Gas of up to $600 million aggregate principal amount of debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the Securities and Exchange Commission (SEC) for offering pursuant to Rule 415 under the Securities Act of 1933. In addition, TXU may issue up to $340 million of debt securities and up to an aggregate of $510 million of (i) debt securities, (ii) shares of its preference stock, or (iii) preferred securities of subsidiary trusts.

Risk Management

    TXU's and TXU Electric's operations involve managing market risks related to changes in interest rates and, for TXU, foreign exchange and commodity price exposures. Derivative instruments including swaps, options, futures and forward contracts are used to reduce exposure and manage those risks. With the exception of the energy marketing activities of TXU Energy Trading Company and Eastern Energy's agreement with AES Ecogen, which use the mark-to-market method of accounting, TXU's and TXU Electric's participation in derivative transactions are designated for hedging purposes and are not held or issued for trading purposes.

    No material substantive changes in the exposure to, or management of, interest rate, foreign currency and electricity or gas price risk have occurred subsequent to December 31, 1998 for TXU's US operations. For information regarding certain changes in non-US derivative instruments, see Note 6 to Condensed Consolidated Financial Statements.

Regulation, Rates and Competition

  TXU and TXU Electric

    Electric Industry Restructuring—Legislation was passed during the 1999 session of the Texas legislature that will restructure the electric utility industry in Texas. Among other matters, the legislation authorizes competition in the retail and generation markets for electricity beginning January 1, 2002; provides for the recovery of stranded costs and generation-related regulatory assets; requires reductions in nitrogen oxide and sulfur dioxide emissions; requires a rate freeze for all customers until January 1, 2002 and certain rate reductions for residential and small commercial customers for up to five years thereafter; and sets certain limits on capacity owned and controlled by power generation companies.

    TXU and TXU Electric are analyzing how the long-range implications of the 1999 Texas deregulation legislation will affect their respective financial positions, results of operations and cash flows. For further discussion of the accounting impact of the restructuring of the electric utility industry in Texas, see Notes 3 and 7 to the Condensed Consolidated Financial Statements.

    Other—In June 1999, TXU Electric reached an agreement in principle with all intervening parties to refund $52 million to consumers as part of a PUC fuel reconciliation proceeding. The refund, which appeared as a one-time credit on customer bills during the September billing cycle, was approximately 1% of the $5.04 billion spent by TXU Electric for fuel to generate electricity from July 1, 1995 to June 30, 1998.

    TXU Electric and certain other regulated subsidiaries of TXU have several rate requests or refunds pending or on appeal. (See Note 7 to Condensed Consolidated Financial Statements for a discussion of the impact of these various issues.) With regard to Eastern Group, the regulation of distribution and supply charges is currently subject to review by the Office of Gas and Electricity Markets covering England, Wales and Scotland (OFGEM). On August 12, 1999, OFGEM issued a draft report, adjusted on October 8, 1999, proposing a range of substantial revenue reductions for the distribution businesses of all Regional Electric Companies in the UK. OFGEM issued its proposed price adjustments for the electricity supply business on October 8, 1999. The final OFGEM report is expected at the end of November 1999 and both distribution and supply price adjustments are expected to become effective April 1, 2000. TXU is analyzing the draft proposals and cannot predict at this time either the final price adjustments that will be applicable to Eastern Group or the ultimate impact of such adjustments on TXU's financial position, results of operations or cash flows.

CHANGE IN ACCOUNTING STANDARDS

    In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133", which defers the implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments, including derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. TXU and TXU Electric are currently evaluating the impact the adoption of this standard will have on their respective statements of financial position and results of operations.

YEAR 2000 ISSUES

TXU and TXU Electric

  Overview

    Many existing computer programs use only the last two digits to identify a year in the date field. Thus, they would not recognize a year that begins with 20 instead of 19. If not corrected, many computer applications could fail or produce erroneous data on or about the year 2000.

US

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

    Applications and equipment in each of these three major initiatives have been inventoried and categorized based on their criticality to TXU's business operations. Assessments of the potential impact due to Y2K issues are essentially complete. This process includes the solicitation of vendor feedback, comparing information with other energy companies, and in many cases internal verification by testing. The remediation and testing work on IT Corporate Applications is 100% complete. As of September 30, 1999, the IT Infrastructure project was over 95% complete and remediation work on embedded systems was 99.6% complete.

  Readiness

    TXU reported its readiness to the North American Electric Reliability Council (NERC) and the Nuclear Regulatory Commission (NRC) on October 7 and October 1, 1999, respectively. In both reports, all mission critical work was confirmed as complete.

    The IT Corporate Applications remediation and testing activities are complete. Certification for the Y2K compliance on all mission critical business applications was completed as scheduled. Certification of remaining applications was completed in the third quarter of 1999.

    The IT Infrastructure project involves assessing the compliance of standard computer hardware, network systems including gateways, hubs and routers, telecommunications equipment, operating systems and IT standard software products. Equipment is brought to the appropriate model, version or release level specified by the product vendor as Y2K ready and tested in the TXU environment using test tools and appropriate procedures specified by documented test standards. All mission critical IT Infrastructure systems are Y2K ready. The total IT Infrastructure project is over 95% complete. The remaining work, which primarily involves the planned replacement or retirement of 850 business PCs, is scheduled for completion by November 30, 1999.

    Non-IT Equipment and Applications involve the hardware and software products that reside in individual business units. These items include the embedded systems that are used in the production, energy delivery, and other processes of TXU. Mission critical work for this project is complete.

    TXU has analyzed the potential impact of Y2K compliance efforts of third parties. Over 2,000 suppliers and service providers have been contacted to determine the status of their Y2K efforts. All of the top 500 key suppliers have responded. Fifty-six of the key suppliers have been audited by TXU's procurement services organization. Each supplier has reported it will be ready for Y2K. The more significant interdependencies relate to telecommunications and gas suppliers. On-site audits of a limited number of these significant third parties have been performed and readiness verified.

  Costs

    The total costs associated with TXU's Y2K efforts for its US energy businesses are currently estimated to be approximately $40 million. These costs reflect new, incremental costs and the reallocation of resources in pre-existing maintenance budgets. The costs related to the three major initiatives are estimated to be as follows: IT Corporate Applications -$15 million; IT Infrastructure - $10 million; and Non IT-Equipment and Applications - $15 million. These costs are being expensed as incurred over the period 1996 through 2000 and a total of approximately $34 million has been expended through September 30, 1999. There can be no assurance that these estimated costs will not change as TXU's Y2K program continues.

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

    TXU Communications Company (TXU Communications) is nearing completion on all phases of work on its Y2K project. Remediation of embedded systems and of IT applications was completed in the third quarter of 1999 except for two support/auxiliary systems. Both remaining items are scheduled for completion by mid-November 1999. Testing on all other IT applications and embedded systems has been completed. The total cost of the TXU Communications Y2K effort is estimated to be $3.9 million, which is being expended through 1999. As of September 30, 1999, estimated costs expended were approximately $3.7 million. Due to a strategic decision involving software for the regulated business unit, these costs are lower than previously projected. Although TXU Communications filed its Y2K Contingency Plan with the PUC on June 30, 1999, additional planning and drills will be taking place throughout the remainder of the year.

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

    NERC is continuing to evaluate the status of the electric infrastructure throughout North America. TXU is a participant in this process. The fourth NERC status report, issued on August 3, 1999, indicated that the transition through critical Y2K dates was expected to have minimal impact on electrical systems in North America. With continued work and coordinated contingency planning, operating risks can be effectively mitigated. Results from TXU's testing program compare favorably with the results on which the NERC conclusions have been based. At the request of the US Department of Energy, NERC authorized an independent study of system stability throughout North America. The results of that study, published in late October, indicate that the interconnected power systems are very robust and remain secure for all but a few of the extremely severe and low probability events. Joint industry testing between the electric industry and the telecommunications industry was performed during the second quarter of 1999. The results of those tests indicate that the telecommunications and electric systems tested would interface correctly in the year 2000.

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

  Contingency Plans

    TXU has in place detailed emergency response and disaster recovery plans designed to ensure high reliability of service to customers. These plans are utilized routinely for abnormal service conditions. These plans have been reviewed to identify required actions specific to the Y2K issue. Y2K contingency plans were developed and filed with the PUC on June 30, 1999. These Y2K contingency plans address both TXU activities and actions necessary to mitigate the impact of third party disruptions. These contingency plans have been coordinated with those of the Electric Reliability Council of Texas and NERC. TXU will continue to refine and test these plans throughout the remainder of 1999.

International Operations—Y2K Programs

TXU

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

  Readiness

    During the third quarter of 1999, the formal certification of systems, both IT and embedded, was completed. The current assessment of remediation made by the industry regulator, OFGEM, for the electricity industry is 100% complete for essential remedial work, including assessment of 100% of Eastern Group.

    Eastern Electricity—The inventory, risk assessment and analysis of the mainframe billing systems were completed in June 1997. All the COBOL code was fixed by November 1998 and the remediation work for the mainframe operating system was completed in March 1999. Eastern's internal Y2K testing of the remediated billing system application was completed in September 1999 and the system is ready for operation through the millennium transition. A further upgrade to the system is scheduled for January 14, 2000 to ensure that all of the mainframe billing systems function correctly for February 29, 2000. The other Eastern Electricity IT systems have all been through the Y2K compliance certification process.

    TXU Europe Energy Trading Limited, formerly Eastern Power and Energy Trading Limited (EPET)—All of the existing IT systems have been through the Y2K compliance certification process. EPET is confident of business as usual into the millennium for the vast majority of EPET's UK and European trading operations that are reliant on these systems, accounting for approximately 99% of the business revenue. A number of subsidiaries which come under the responsibility of the EPET Y2K project (e.g, joint ventures in Europe and gas alliances in the North Sea) are being risk assessed in terms of potential impact to the EPET business as a whole, and satisfactory statements and evidence of Y2K readiness have been obtained from the gas alliances in the North Sea. European joint venture assessments have been completed, with the exception of those in Spain, Sweden and Finland, which are scheduled to be finished in November 1999.

    Metering—All of the existing IT and embedded systems have been through the Y2K compliance certification process. The one remaining piece of work is to complete a fix to the customer key prepayment meters to enable tariff changes in the year 2000 to be implemented. The supply of electricity is unaffected by this upgrade. This process began in October 1999 and is on target to address over 90% of customers by December 31, 1999. This project requires customers to visit vending stations to collect special meter keys when they wish to apply credit next. Not all customers will come into the vending stations before December 31, 1999 to collect these special meter keys.

    Generation—All of the existing IT and embedded systems have been through the Y2K compliance certification process. Rollover tests of main power station process control systems are complete. There are a number of subsidiaries in the generation business. These have been risk assessed in terms of potential impact to the Eastern generation business as a whole, and satisfactory statements and evidence of Y2K readiness has been obtained from each subsidiary.

    Networks Distribution—All the existing IT and embedded systems have been through the Y2K compliance certification process. All non-compliant remote telemetry embedded systems on the distribution network have been upgraded to Y2K compliant version.

    IT Infrastructure—This project covers the local and wide area networks, voice network, and the file and print server network. All of the systems have been through the Y2K compliance certification process and the operational infrastructure platforms are running Y2K compliant versions. Upgrades are scheduled to be installed where necessary in November 1999.

    Overall Eastern Group Program—Since October 1996, a Y2K compliance requirement has been included in Eastern Group's standard terms and conditions for its purchasing contracts. New projects and systems during 1999 should not affect the scope and objectives of the above projects and the Y2K Program. Eastern Group's operations are also exposed to the failure of third parties to deal with their Y2K exposure. Assurances about Y2K compliance have been received from most suppliers with whom Eastern Group does not have contracts for existing IT and embedded systems that must be Y2K compliant.

  Costs

    As a result of lower than anticipated remediation efforts, the estimated costs associated with Eastern Group's Y2K program have been lowered to approximately $22 million from $33 million. These costs include all Y2K related activities. They do not include the cost of achieving Y2K compliance for new IT systems installed in connection with the opening up of the domestic UK electricity retail market to competition, new systems installed to meet other business needs or the cost of developing contingency plans for the energy management business.

    Costs of addressing the Y2K issue are being expensed as incurred. Amounts expended through September 30, 1999 totaled $13 million. Cost expenditures for the remainder of 1999 are estimated at $5 million and an additional $4 million for 2000.

  Risk Issues and Contingency Plans

    With respect to internal risks, Eastern Group's current assessment of the most reasonably likely worst case scenario is that impacts on either service or financial performance will not be materially adverse. Eastern Group believes, based on the results of testing that has already been carried out, that if any disruption to service occurs, it will be isolated and of short-term duration.

    Eastern Group is working with its equipment and service suppliers to ensure its products and services are Y2K compliant. Reviews were completed by December 1998. Eastern Group believes that any failure of such suppliers to be compliant is unlikely to have a material effect on Eastern Group or its operations. Eastern Group's operations are heavily dependent upon the reliability of the high voltage transmission system in England and Wales and on the operations of the wholesale trading market for electricity in England and Wales. The owners and operators of those systems have taken the position that they anticipate no material disruptions of service.

    Two internal audits of the Y2K Program were completed in April 1998 and August 1998. The Office of Electric Regulation covering England, Wales and Scotland audited the Y2K Program in January 1999, and the Office of Gas Supply audited the Y2K Program in May 1999. OFGEM has carried out further questionnaire audits during June, July and August 1999. These have focused on updates to the compliance testing program, contingency planning and communications.

    There are existing contingency plans in place which cover realistic failure scenarios and these are regularly tested. All plans have been reviewed against specific Y2K risks and all of Eastern Group's businesses have produced Y2K contingency plans. These plans have been through three reviews. On October 1, 1999, the interdependencies between plans were tested. The results of the test enabled the businesses to further refine and issue updated Y2K contingency plans that are scheduled for testing in late November 1999. Additional simulation exercises may be conducted during November 1999 to test the interfaces between the central contingency control and communications center and business control rooms.

    As part of the contingency planning process, a Millennium Operating Regime has been developed to ensure business as usual during the millennium period. Key components include: an escalation and communications structure including a contingency control and communications center supported by appropriate Eastern directors, increased manpower levels for business critical operations, an agreed remuneration package for staff working during the millennium period, and a check of business critical systems at the rollover date.

Australia

  Overview

    TXU Australia Holdings initiated a Y2K Program in the third quarter of 1997 with the compilation of a Y2K inventory of supported IT assets and systems. An IT Project Manager was appointed and a consultant was engaged to develop a Y2K remediation plan for items in the inventory assessed as having Y2K risk. A consulting firm was engaged in early 1998 to provide a methodology for addressing the Y2K risks of all other assets and systems. The consulting firm was subsequently retained to establish a Y2K Program Office and complete a non-IT inventory. A Y2K structure was also established in 1998 and a full time Program Director appointed to bring all activities together into a single TXU Australia Holdings Y2K Program. A gas distribution business and a gas retail business were purchased in early 1999, and the Y2K Programs of these businesses were amalgamated within the TXU Australia Holdings Y2K Program from April 1999. This increased the number of individual Y2K projects within TXU Australia Holdings to 80.

  Readiness

    Y2K testing has been completed for all of the projects and remediation activities have been completed for 77 of the 80 projects. The outstanding Y2K remediation activities are associated with TXU Australia Holdings' System Control and Data Acquisitions (SCADA) system, the Trunk Mobile Radio (TMR) system and replacement of the Outage Analysis System. As the SCADA and TMR systems are considered to be mission critical systems, contingency plans have been established with workarounds for the non-compliant systems to enable both projects to be declared Y2K Ready. All outstanding remediation activities are considered to be minor and are scheduled for completion by the end of 1999.

  Costs

    As a result of lower than anticipated remediation efforts, the estimated costs associated with the TXU Australia Holdings Y2K Program have been lowered to approximately $1.6 million. Some additional costs included in capital budgets for new IT systems are not reflected in these Y2K costs. Approximately $1.2 million was spent through the end of September 1999, with an additional $0.4 million expected to be spent throughout the remainder of 1999. There can be no assurance that these estimates will not change as a result of the discovery of unexpected additional remediation work identified during Y2K testing.

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

    The completion of Y2K testing has not revealed any significant Y2K-related failures. Any discovered Y2K-related failures have been remediated to mitigate the impact of failure on TXU Australia Holdings. No Y2K-related failures that have the potential to interrupt energy delivery to customers have been identified. Though some residual energy supply risk will always remain, joint activities undertaken with upstream energy suppliers have given TXU Australia Holdings no reason to believe that significant disruption of energy delivery will occur.

    Internal audits have been conducted on TXU Australia Holdings' Y2K Program by consulting firms on four separate occasions. The most recent of these was conducted by PricewaterhouseCoopers with the last report due in November 1999. The Victorian Office of the Regulator General (ORG) has also completed an extensive audit of Y2K preparations for the entire Victorian Electricity Supply Industry (VESI). The report of this audit was released publicly August 3, 1999 and concluded that there is little likelihood of a disruption to the supply of electricity in Victoria over the millennium period due to a Y2K computer failure. This report assessed the quality of TXU Australia Holdings' Y2K Program to be 88%. This report also made the following assessment of TXU Australia Holdings' Y2K preparedness for critical electricity supply assets at the end of June: Readiness = 90%; Contingency Planning = 73%. Based on updated data submitted monthly to ORG, TXU Australia Holdings' Y2K Readiness and Contingency Planning is now expected to be reported as 100% complete. ORG has recently commenced a second VESI Y2K audit focusing on Contingency Planning with results expected to be published in November 1999.

  Contingency Plans

    Y2K contingency plans have been completed at both the asset level and at the project level. Testing and refinement of Y2K contingency plans will continue for the remainder of 1999. Y2K contingency planning will also be conducted on a state level with the rest of the VESI and on a national level through the National Electricity Market Management Company.

    As TXU Australia Holdings' Y2K Program proceeds, it will continue to assess its internal and external risks, not all of which are within its control. There can be no assurance that all material Y2K risks within TXU Australia Holdings' control will have been adequately identified and corrected before the end of 1999. In addition, Eastern Energy's operations are connected with the Victorian electricity pool, along with those of all Victorian energy companies that use the pool, and depend on the reliability of the high voltage transmission grid and the operations of the pool. TXU Australia Holdings can make no assurance regarding the Y2K readiness of systems and parties outside its control, nor can it currently assess the effect of any non-readiness by those systems or parties.

FORWARD-LOOKING STATEMENTS

  TXU and TXU Electric

    This report and other presentations made by TXU or TXU Electric contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU and TXU Electric each believe that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU's and TXU Electric's Annual Reports on 1998 Form 10-K, as well as general industry trends; implementation of the Texas electricity deregulation legislation; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; and access to adequate transmission facilities to meet changing demands, among others, that could cause the actual results of TXU or TXU Electric to differ materially from those projected in such forward-looking statements.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required hereunder for TXU and TXU Electric is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 1998 Form 10-K and is therefore not presented herein, except for certain changes in non-US derivatives as discussed in Note 6 to the Condensed Consolidated Financial Statements.

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

TXU and TXU Electric

(a)
Exhibits filed as a part of Part II are:

15
Letters from independent accountants as to unaudited interim financial information

    15(a)—Deloitte & Touche LLP—Texas Utilities Company

    15(b)—Deloitte & Touche LLP—TXU Electric Company

  27
  Financial Data Schedules

    27(a)—Texas Utilities Company

    27(b)—TXU Electric Company

  99
  Amendment dated June 30, 1999 to 364 Day Amended and Restated Competitive Advance and Revolving Credit Facility Agreement, dated as of May 28, 1998 as amended and restated as of February 26, 1999, among TXU Corp, TXU Electric, TXU Gas, Chase Bank of Texas, National Association, as Administrative Agent and certain banks listed therein and The Chase Manhattan Bank, as Competitive Advance Facility Agent (US Facility A).

(b)
Reports on Form 8-K filed since June 30, 1999:

TXU

Date of Report	Item Reported
August 6, 1999	Item 4. Change in Certifying Accountant of TXU Eastern Holdings Limited
October 1, 1999	Item 5. Other Events
October 18, 1999	Item 5. Other Events

TXU Electric

Date of Report	Item Reported
October 1, 1999	Item 5. Other Events
October 18, 1999	Item 5. Other Events

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TEXAS UTILITIES COMPANY (doing business as TXU Corp)
	By	/s/ JERRY W. PINKERTON Jerry W. Pinkerton Controller and Principal Accounting Officer
Date: November 11, 1999

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TXU ELECTRIC COMPANY (formerly Texas Utilities Electric Company)
	By	/s/ JERRY W. PINKERTON Jerry W. Pinkerton Controller and Principal Accounting Officer
Date: November 11, 1999

QuickLinks

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION
Item 6. EXHIBITS AND REPORTS ON FORM 8-K