Form 10-Q/A
period 1999-09-30
TEXAS UTILITIES CO /TX/; TXU ELECTRIC CO
filed 1999-11-15
CIK 1023291, 710182

QuickLinks

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

See Notes to Condensed Consolidated Financial Statements.

TEXAS UTILITIES COMPANY (doing business as TXU CORP) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30, 1999 (Unaudited)	December 31, 1998
	Millions of Dollars
PROPERTY, PLANT AND EQUIPMENT
United States (US):
Electric	$23,450	$23,131
Gas distribution and pipeline	1,335	1,212
Other	970	844

Total	25,755	25,187
Less accumulated depreciation	7,996	7,426

Net of accumulated depreciation	17,759	17,761
Construction work in progress	312	346
Nuclear fuel (net of accumulated amortization: 1999—$616; 1998—$549)	190	201
Held for future use	24	24
Reserve for regulatory disallowances	(836)	(836)

Net US property, plant and equipment	17,449	17,496
UK/Europe—Electric and other (net of accumulated depreciation: 1999—$342; 1998—$147)	4,407	4,428
Australia—Electric and gas distribution (net of accumulated depreciation: 1999—$177; 1998—$121)	1,646	943

Net property, plant and equipment	23,502	22,867

INVESTMENTS
Goodwill (net of accumulated amortization: 1999—$301; 1998—$154)	7,678	6,830
Other investments	2,604	2,482

Total investments	10,282	9,312

CURRENT ASSETS
Cash and cash equivalents	849	796
Accounts receivable (net of allowance for uncollectible accounts: 1999—$48; 1998—$50)	1,480	1,887
Inventories—at average cost:
Materials and supplies	284	267
Fuel stock	244	276
Gas stored underground	134	133
Energy marketing risk management assets	1,163	832
Deferred income taxes	22	88
Other current assets	348	308

Total current assets	4,524	4,587

OTHER ASSETS
Regulatory assets	1,782	1,817
Long-term prepayments	627	527
Deferred debits	667	404

Total other assets	3,076	2,748

Total	$41,384	$39,514

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