Form 10-K
period 1999-12-31
TEXAS UTILITIES CO /TX/
filed 2000-03-20
CIK 1023291

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                   ----------------------------------------
                                   FORM 10-K

          [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

                                    --OR--

        [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   ----------------------------------------

Commission               Exact Name of Registrant as Specified in its Charter;             I.R.S. Employer
File Number           Address of Principal Executive Offices; and Telephone Number         Identification No.
-----------           ------------------------------------------------------------         ------------------

1-12833                       Texas Utilities Company                                          75-2669310
                              (doing business as TXU Corp.)
                              Energy Plaza, 1601 Bryan Street
                              Dallas, TX 75201-3411
                              (214) 812-4600

Securities registered pursuant to Section 12(b) of the Act:

                                                                                              Name of Each Exchange on
     Registrant                             Title of Each Class                                    Which Registered
     ----------                             -------------------                               ------------------------

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

TXU Capital I, a subsidiary of       7.25% Cumulative Trust Preferred Capital Securities      New York Stock Exchange
Texas Utilities Company

TXU Capital II, a subsidiary of      8.70% Trust Originated Preferred Securities              New York Stock Exchange
Texas Utilities Company

Securities registered pursuant to Section 12(g) of the Act:   None
                   ----------------------------------------
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.   Yes  X    No
                                                    -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Texas Utilities Company Common Stock held by non-affiliates, based on the last reported sale price on the NYSE composite tape on March 14, 2000: $7,043,528,301.

Common Stock outstanding at March 14, 2000: 263,926,119 shares, without par value
                   ----------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement pursuant to Regulation 14A, which will be filed with the Commission on or about March 30, 2000, are incorporated by reference into Part III of this report.
                   ----------------------------------------

                               TABLE OF CONTENTS
                                                                            Page
                                                                            ____
                                    PART I
Item 1.   BUSINESS.......................................................... 1
          LEGAL ENTITIES
           TXU Corp. and Subsidiaries....................................... 1
           TXU Electric Company and Subsidiaries............................ 3
           TXU Gas Company and Subsidiaries................................. 3
           TXU International Holdings Limited and Subsidiaries.............. 4
           TXU Energy Industries Company and Subsidiaries................... 5
          COMPETITIVE STRATEGY.............................................. 6
          OPERATING SEGMENTS
           US Electric...................................................... 8
           US Gas........................................................... 18
           US Energy Marketing.............................................. 22
           Europe........................................................... 23
           Australia........................................................ 32
           Other Businesses................................................. 38
          ENVIRONMENTAL MATTERS............................................. 39

Item 2.   PROPERTIES........................................................ 43

Item 3.   LEGAL PROCEEDINGS................................................. 46

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 47

EXECUTIVE OFFICERS OF TXU CORP.............................................. 48

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS............................................... 49

Item 6.   SELECTED FINANCIAL DATA........................................... 49

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS......................................... 50

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........ 50

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................... 50

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.......................................... 50

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................ 50

Item 11.  EXECUTIVE COMPENSATION............................................ 50

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT........................................................ 50

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 50

                                    PART IV

 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.......................................................... 51

 APPENDIX A - Financial Information of Texas Utilities Company and Subsidiaries

 APPENDIX B - TXU Corp. Exhibits to 1999 Form 10-K

                                    PART I

Item 1. BUSINESS
                                LEGAL ENTITIES
                                --------------

                          TXU CORP. AND SUBSIDIARIES

     In May 1999, Texas Utilities Company (TXU Corp.) adopted TXU Corp. as its assumed name and began conducting business as TXU Corp. During 1999, several of TXU Corp.'s subsidiaries changed their corporate names in connection with the new TXU Corp. corporate identity program. TXU Corp., a Texas corporation, is a holding company whose principal United States (US) operations are conducted through TXU Electric Company (TXU Electric), TXU Gas Company (TXU Gas), and TXU Energy Industries Company (TEI). TXU Corp.'s principal international operations are conducted through TXU International Holdings Limited (TXU International Holdings), which in turn indirectly owns TXU Europe Limited (TXU Europe), and TXU Australia Holdings (Partnership) Limited Partnership (TXU Australia). TXU Europe's operations in the United Kingdom (UK) and other parts of Europe are conducted through subsidiaries of TXU Europe Group plc (TXU Europe Group). TXU Australia's principal operating subsidiaries include Eastern Energy Limited (Eastern Energy) and the gas operations of Westar Pty. Ltd. (Westar) and Kinetik Energy Limited (Kinetik Energy). Additional information concerning subsidiaries and divisions follows. TXU Corp. and its subsidiaries possess all necessary franchises, licenses and certificates to enable them to conduct their respective businesses.

     TXU Corp.'s principal subsidiaries, with their current and former names where applicable, are as follows:

Current Name                           Former Name
------------                           -----------
TXU Electric Company                   Texas Utilities Electric Company
TXU Gas Company                        ENSERCH Corporation
 TXU Lone Star Pipeline, a division      Lone Star Pipeline Company, a division
   of TXU Gas Company                      of ENSERCH Corporation
 TXU Gas Distribution, a division        Lone Star Gas Company, a division
   of TXU Gas Company                      of ENSERCH Corporation
 TXU Processing Company                  Enserch Processing, Inc
 TXU Energy Trading Company              Enserch Energy Services, Inc.

TXU International Holdings Limited     TU International Holdings Limited
 TXU Europe Limited                      TXU Eastern Holdings Limited
   TXU Europe Group plc                    Eastern Group plc
     TXU Europe Energy Trading               Eastern Power Energy Trading
       Limited                                 Limited
     Eastern Electricity plc                 No change
     TXU Europe Power Limited                Eastern Generation Limited
     Eastern Natural Gas Limited             No change
 TXU Australia Holdings (Partnership)
   Limited Partnership                   No change
   TXU Australia Pty. Ltd.                 Texas Utilities Australia Pty. Ltd.
     Eastern Energy Limited                  No change
     Kinetik Energy Pty. Ltd.                No change
     Westar Pty. Ltd.                        No change

TXU Energy Industries Company          Texas Energy Industries, Inc.
 TXU SESCO Company                       Southwestern Electric Service Company
 TXU Fuel Company                        Texas Utilities Fuel Company
 TXU Mining Company                      Texas Utilities Mining Company
 TXU Communications Company              Lufkin-Conroe Communications Co.
 TXU Energy Services Company             Texas Utilities Integrated
                                           Solutions, Inc.
 TXU Business Services Company           Texas Utilities Services Inc.

     Through its subsidiaries, TXU Corp. engages in the generation, purchase, transmission, distribution and sale of electricity; the gathering, processing, transmission and distribution of natural gas; energy marketing; and telecommunications, retail energy services, international gas operations, power development and other businesses. TXU Corp. is the successor to TEI, the holding company for the US businesses prior to the August 5, 1997 acquisition of TXU Gas. TEI was organized in 1945 and, prior to August 5, 1997, was known as Texas Utilities Company.

     At December 31, 1999, TXU Corp. and its direct and indirect wholly-owned subsidiaries had 21,934 full-time employees.

Mergers and Acquisitions
------------------------

     Certain comparisons in this report have been affected by the February 1999 acquisition of the gas retail business of Kinetik Energy and the gas distribution operations of Westar, the May 1998 acquisition of The Energy Group PLC (TEG), the former holding company of TXU Europe Group, the August 1997 acquisition of TXU Gas, and the November 1997 acquisition of TXU Communications Company (TXU Communications). Each of these acquisitions was accounted for as a purchase business combination. The results of operations of each acquired company are included in the consolidated financial statements of TXU Corp. only for the periods subsequent to their respective dates of acquisition.

     In March 1998, TXU Corp. made an offer for all the ordinary shares of TEG. TXU Corp.'s offer for TEG was declared unconditional on May 19, 1998, which was determined to be the date TXU Corp. acquired TEG. By the end of August 1998, TXU Corp. had acquired all of TEG's outstanding shares. Immediately prior to being acquired by TXU Corp., TEG completed the sale of its US and Australian coal business and US energy marketing operations. Through a series of capital transactions subsequent to its formation on February 5, 1998, TXU Europe Group became an indirect subsidiary of TXU Europe.

     In February 1999, TXU Australia acquired from the Government of Victoria, Australia, the gas retail business of Kinetik Energy and the gas distribution operations of Westar (together, Westar/Kinetik Energy). The purchase price of A$1.6 billion ($1.0 billion) was financed principally through bank borrowings by TXU Australia.

     TXU Corp. will pursue potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and are likely to enhance the long-term return to its shareholders.

     On March 13, 2000, TXU Europe (Espana) S.L., a subsidiary of TXU Europe, announced its intention to make a cash offer to acquire all of the shares of Hidroelectrica del Cantabrico, S.A. (Hidrocantabrico) that TXU Europe does not currently own. Hidrocantabrico is a vertically integrated Spanish energy company. It is the fourth-largest Spanish energy company and is based in the Asturias region in northern Spain. Hidrocantabrico has approximately 520,000 electricity customers and over 115,000 natural gas customers. It also has over 2,100 MW of installed generating capacity with a generation market share of approximately 7%. TXU Europe and Hidrocantabrico also are partners in Synergia Trading, S.A., an equally-owned joint venture which trades energy in the Spanish market.

     The offer is subject to a number of conditions, including, among others, authorization by the CNMV, or Spanish Securities Exchange, approval by European Union competition authorities and TXU Europe acquiring sufficient shares such that it would hold at least 51% of Hidrocantabrico after the transaction is completed. The transaction is expected to close in the second quarter of 2000.

     On March 13, 2000, TXU Corp. announced that it had entered into an agreement to acquire Fort Bend Communication Companies, Inc. (FBCC) based in Katy, Texas, near Houston. FBCC is a privately-held company that provides comprehensive communications services in Fort Bend, Harris, Waller and Brazoria counties in Texas. It has 41,000 access lines in its regulated local exchange territory and 4,000 competitive access lines in adjacent areas in and near Houston. The transaction is expected to close in the second quarter of 2000.

     Following the closing of the FBCC transaction, TXU Corp. expects to facilitate the growth of its communications operations by contributing the assets of TXU Communications Company and FBCC into a joint venture. This transaction, if consummated, would enable TXU Corp. to retire debt and repurchase common stock in an aggregate amount of up to $1 billion.

     The following exchange rates have been used to convert foreign currency denominated amounts into US dollars:

                                                        Income Statement
                                   Balance Sheet      (average for periods
                                 (at December 31,)     ended December 31,)
                                 ----------------   --------------------------

                                   1999     1998      1999    1998      1997
                                 -------  -------   -------  -------   -------
UK pounds sterling (Pounds)      $1.6165  $1.6554   $1.6214  $1.6616        --
Australian dollars (A$)          $0.6507  $0.6123   $0.6432  $0.6313   $0.7443



                     TXU ELECTRIC COMPANY AND SUBSIDIARIES

     TXU Electric is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electric energy solely within the State of Texas. TXU Electric's service area is located in the north central, eastern and western parts of Texas, with a population estimated at 6.1 million - about one-third of the population of Texas. Electric service is provided to approximately 2.6 million customers in 92 counties and 370 incorporated municipalities, including the Dallas-Fort Worth metropolitan area. The area is a diversified commercial and industrial center with substantial banking, insurance, communications, electronics, aerospace, petrochemical and specialized steel manufacturing, and automotive and aircraft assembly. The territory served includes major portions of the oil and gas fields in the Permian Basin and East Texas, as well as substantial farming and ranching sections of the State. TXU Electric is the principal operating entity in the US Electric business segment. For energy sales and operating revenues contributed by each customer classification, see US Electric segment below.

     At December 31, 1999, TXU Electric had 7,868 full-time employees. Some of these employees provide services to other subsidiaries of TXU Corp., the cost of which is billed to those subsidiaries.


                       TXU GAS COMPANY AND SUBSIDIARIES

     TXU Gas is an integrated company focused on natural gas. Its major business operations consist of the gathering, processing, transmission and distribution of natural gas and the marketing of natural gas and electricity through the following divisions and companies.

     TXU Lone Star Pipeline, a partially rate-regulated division of TXU Gas, owns and operates interconnected natural-gas transmission lines, underground storage reservoirs, compressor stations and related properties, all within Texas. With a system consisting of approximately 7,400 miles of transmission and gathering pipelines in Texas, TXU Lone Star Pipeline is one of the largest pipelines in the US. Through these facilities, it transports natural gas to distribution systems of TXU Gas Distribution and other customers. Rates for the services provided to TXU Gas Distribution are regulated by the Railroad Commission of Texas (RRC), while rates for services to other customers are generally established by competitively negotiated contracts.

     TXU Gas Distribution, a partially rate-regulated division of TXU Gas, owns and operates natural gas distribution systems and related properties. One of the largest gas distribution companies in the US and the largest in Texas, TXU Gas Distribution provides service through over 24,000 miles of distribution mains. Through these facilities, it purchases, distributes and sells natural gas to over 1.4 million residential, commercial and industrial customers in approximately 560 cities and towns, including the 11-county Dallas-Fort Worth Metroplex. TXU Gas Distribution also transports natural gas to end users within its distribution system as market opportunities require. The distribution service rates that TXU Gas Distribution charges its residential and commercial customers are established by the municipal governments of the cities and towns served with the RRC having appellate jurisdiction. The majority of TXU Gas Distribution's residential and commercial gas customers use gas for heating, and their needs are directly affected by the mildness or severity of the heating season. However, approximately 70% of TXU Gas Distribution's residential and commercial volumes are subject to weather normalization adjustments. Sales to electric-generation customers are affected by the mildness or severity of both cooling and heating seasons.

     TXU Processing Company (TXU Processing), a wholly-owned subsidiary of TXU Gas, gathers and processes natural gas to remove impurities and extract natural gas liquids for sale and sells the natural gas remaining after processing. TXU Gas has recently sold or is selling a number of assets that no longer align with its long-term strategy. In March 2000, TXU Gas announced that it had entered into a contract for the sale of substantially all of the assets of TXU Processing.

     TXU Energy Trading Company (TXU Energy Trading), a wholly-owned subsidiary of TXU Gas, is a wholesale and retail marketer of natural gas and electricity throughout the US. Its primary natural gas markets, both retail and wholesale, are in Texas, the Northeast, the Midwest and the West Coast. TXU Energy Trading's marketing activities typically consist of (i) contracting to purchase specific volumes of gas from producers, pipelines and other suppliers at various points of receipt, (ii) aggregating gas supplies and arranging for the transportation of these gas supplies, (iii) negotiating to sell specific volumes of gas over a specified period of time to other wholesale marketers and end users, (iv) trading gas volumes to optimize storage facilities and other asset management strategies and (v) providing related risk-management services to its customers. TXU Energy Trading makes physical sales of electricity in the wholesale market throughout the US excluding the area of the Electric Reliability Council of Texas (ERCOT).

     At December 31, 1999, TXU Gas and its direct and indirect wholly-owned subsidiaries had 1,486 full-time employees.


              TXU INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARIES

     TXU International Holdings, an indirect subsidiary of TXU Corp., is a holding company whose subsidiaries are engaged in international energy generation, purchase, distribution and sales, and international gas operations. Its primary holding companies in Europe and Australia are TXU Europe and TXU Australia. Through its subsidiaries, TXU International Holdings owns TXU Europe Group, one of the largest integrated electricity and gas groups in the UK and the principal operating entity in the Europe operating segment, Eastern Energy, an electric utility which is the principal operating company in the Australia operating segment, and the gas retail and distribution operations of Westar/Kinetik Energy in Australia (acquired in February 1999).

     TXU Europe Group's principal business operations are electricity networks and energy businesses in the UK and throughout other parts of Europe. TXU Europe's major business operations are conducted through the following subsidiaries of TXU Europe Group:

     (i) TXU Europe Energy Trading Limited (TXU Europe Energy Trading), which coordinates and manages for TXU Europe Group and for other parties the price and volume risks associated with generation, electricity and gas retail businesses;

     (ii) Eastern Electricity plc (Eastern Electricity), one of the largest retailers of electricity in the UK, and Eastern Energy Limited, which supplies electricity outside the authorized area served by Eastern Electricity;

     (iii) TXU Europe Power Limited (TXU Europe Power), one of the largest generators of electricity in the UK; and

     (iv) Eastern Natural Gas Limited (Eastern Natural Gas), one of the largest retail suppliers of natural gas in the UK.

     At December  31, 1999, TXU Europe Group had 6,341 full-time employees.

     In January 1999 TXU Corp., created TXU Australia to hold, either directly or indirectly, all of its Australian investments. Prior to this time, TXU Corp. principally conducted business in Australia through TXU Australia Pty. Ltd. TXU Australia indirectly owns TXU Australia Pty. Ltd. Subsidiaries of TXU Australia purchase, distribute, trade and retail electricity and natural gas, primarily in the State of Victoria, Australia. TXU Australia's core businesses are conducted through three principal operating companies:

     (i) Eastern Energy, which purchases, distributes, trades and retails electricity to approximately 500,000 customers, mainly in Victoria;

     (ii) Westar, which distributes natural gas to approximately 400,000 customers in central and west Victoria; and

     (iii) Kinetik Energy, which sells natural gas to approximately 400,000 customers in Victoria.

     At December 31, 1999 TXU Australia had 2,249 full-time employees.

     In 1998, TXU International Holdings acquired TXU Lone Star Gas International, Inc. (LSGI) from TEI. LSGI is currently focused in the Mexico Federal District and its operations consist primarily of ownership in gas distribution systems.

                TXU ENERGY INDUSTRIES COMPANY AND SUBSIDIARIES

     TEI is a holding company for certain subsidiaries engaged in or supporting the purchase, transmission, distribution and sale of electric energy, telecommunications, retail energy services, power development, and other businesses.

     TXU SESCO Company (TXU SESCO) is engaged in the purchase, transmission, distribution and sale of electric energy in ten counties in the eastern and central parts of Texas with a population estimated at 127,000.

     TXU Fuel Company (TXU Fuel) owns a natural gas pipeline system; acquires, stores and delivers fuel gas; and provides other fuel services, at cost, for the generation of electric energy by TXU Electric.

     TXU Mining Company (TXU Mining) owns, leases and operates fuel production facilities for the surface mining and recovery of lignite, at cost, for the generation of electric energy by TXU Electric.

     TXU Communications Company (TXU Communications) is the parent company of TXU Communications Telephone Company, TXU Communications Transport Company and its subsidiaries, and TXU Communications Telecom Services Company. TXU Communications Telephone Company is an independent local exchange carrier which has provided regulated telephone services to its customers for 100 years and has over 113,000 access lines. It also provides access services to a number of interexchange carriers who provide long-distance services. TXU Communications Telecom Services Company provides Internet access, cellular mobile telephones, radio paging services and private branch exchange service to local customers, as well as interexchange long-distance service, with a primary focus on business customers. TXU Communications Transport Company owns fiber optic cable systems that provide high capacity bandwidth to customers.

     TXU Communications Holding Company provides access to advanced telecommunications technology, primarily for TXU Corp.'s expected expansion of the energy services business. In December 1999, TXU Communications Holdings sold its 20% ownership interest in the partnerships that operate PrimeCo Personal Communications LP's Texas business to the other partners for $357 million.

     TXU Energy Services Company is an unregulated company providing retail energy services. It bundles energy-related products and services for selected market segments.

     TXU Business Services Company (TXU Business Services) provides financial, accounting, information technology, environmental, customer, procurement and personnel services and other administrative services, at cost, to TXU Corp. and its other subsidiaries. TXU Business Services acts as transfer agent, registrar and dividend paying agent with respect to the common stock of TXU Corp., the preferred stock and preferred trust securities of TXU Electric and TXU Gas, transfer agent and registrar for the preferred securities of TXU Corp. and as agent for participants under TXU Corp.'s Direct Stock Purchase and Dividend Reinvestment Plan.

     TXU Properties Company (TXU Properties) owns, leases and manages real and personal properties, primarily TXU Corp.'s corporate headquarters.

     Basic Resources Inc. was organized for the purpose of developing natural resources, primarily energy sources, and other business opportunities.

     TXU Development Company develops and finances independent electric power plant and cogeneration facilities.

                             COMPETITIVE STRATEGY
                             --------------------

     TXU Corp. has developed a strategy designed to achieve operations of significant scale in selected regions by integrating and leveraging its capabilities across multiple products and services. TXU Corp. plans to enhance its leading position in electric, gas, and related services in Texas; develop broad-based energy and related businesses in other US regions determined by TXU Corp. to be promising; build on its substantial, broad-based position in the UK and Australia and its developing position in continental Europe; and build on customer relationships through retail energy and related services. TXU Corp.'s strategy involves establishing upstream positions (electric generation through ownership or contracts and gas supply through producing assets or contracts) and downstream retail customer relationships. TXU Corp. manages and leverages the knowledge and value from these positions through effective portfolio management and trading capabilities that manage the risk and enhance the value of existing positions while adjusting the portfolio as needed to address market conditions.

                              OPERATING SEGMENTS
                              ------------------

     TXU Corp. has five reportable operating segments:

     (1) US Electric - operations involving the generation, purchase, transmission, distribution and sale of electric energy primarily in the north central, eastern and western portions of Texas (primarily TXU Electric, TXU SESCO, TXU Fuel and TXU Mining operations);

     (2) US Gas - operations involving the gathering, processing, transmission and distribution of natural gas and selling of natural gas liquids in Texas (primarily TXU Lone Star Pipeline, TXU Gas Distribution and TXU Processing);

     (3) US Energy Marketing - operations involving purchasing and selling natural gas and electricity and providing risk management services for the energy industry throughout the US and parts of Canada (primarily TXU Energy Trading);

     (4) Europe - operations involving the generation, purchase, distribution and sale of electricity and the purchase and sale of natural gas primarily in the UK, with additional energy interests throughout the rest of Europe (primarily TXU Europe Group);

     (5) Australia - operations involving the purchase, distribution, trading and retailing of electricity and natural gas, primarily in the State of Victoria, Australia (primarily TXU Australia); and

     Other - non-segment operations consisting of telecommunications, retail energy services, international gas operations (other than Europe and Australia), power development and other energy development activities.

     Financial information required hereunder is set forth in Note 15 to Financial Statements.

                              US ELECTRIC SEGMENT

GENERAL

     US Electric operations are engaged in the generation, purchase, transmission, distribution and sale of electric energy primarily in the north central, eastern and western portions of Texas.

Operating Statistics
Years Ended December 31

                                                       1999       1998       1997
                                                       ----       ----       ----
ELECTRIC ENERGY GENERATED AND PURCHASED
     (Gigawatt-hours - GWh)
     Generated - net station output..............    94,575     97,574     91,298
     Purchased and net interchange...............    12,620     12,205     11,980
                                                   --------   --------   --------
              Net generated and purchased........   107,195    109,779    103,278
     Company use, losses, and unaccounted for....     6,647      6,637      6,255
                                                   --------   --------   --------
              Total electric energy sales........   100,548    103,142     97,023
                                                   ========   ========   ========

ELECTRIC ENERGY SALES (GWh)
     Residential.................................    35,612     37,299     33,967
     Commercial..................................    30,015     29,617     27,602
     Industrial..................................    24,915     25,313     24,785
     Government and municipal....................     6,640      6,652      6,170
                                                   --------   --------   --------
              Total general business.............    97,182     98,881     92,524
     Other electric utilities....................     3,366      4,261      4,499
                                                   --------   --------   --------
              Total electric energy sales........   100,548    103,142     97,023
                                                   ========   ========   ========

OPERATING REVENUES (millions)
     Base rate revenues
          Residential............................  $  2,074   $  2,192   $  2,025
          Commercial.............................     1,355      1,327      1,256
          Industrial.............................       587        593        593
          Government and municipal...............       326        324        301
                                                   --------   --------   --------
              Total general business.............     4,342      4,436      4,175
          Other electric utilities...............       105        121        139
                                                   --------   --------   --------
              Total base rate revenues...........     4,447      4,557      4,314
     Fuel........................................     1,688      1,788      1,697
     Transmission service........................       148        126        114
     Other.......................................        72         70         51
                                                   --------   --------   --------
              Subtotal...........................     6,355      6,541      6,176
     Earnings in excess of earnings cap..........       (92)        --         --
                                                   --------   --------   --------
              Total operating revenues...........  $  6,263   $  6,541   $  6,176
                                                   ========   ========   ========

ELECTRIC CUSTOMERS (end of year - in thousands)..     2,612      2,544      2,483

DEGREE DAYS (average for service area)
     Percent of normal:
          Cooling................................       114%       130%        94%
          Heating................................        70%        89%       106%


     Electric Industry Restructuring -- Legislation was passed during the 1999 session of the Texas Legislature that will restructure the electric utility industry in Texas (1999 Restructuring Legislation). Among other matters, the legislation continues the stipulation in Docket 18490 that earnings in excess of the earnings cap be used as mitigation to the cost of nuclear production assets (see Note 13 to Financial Statements); authorizes competition in the retail and generation markets for electricity beginning January 1, 2002; provides for the recovery of generation-related and purchased power related stranded costs and generation-related regulatory assets; requires reductions in nitrogen oxide
(NOx) and sulfur dioxide (SO2) emissions; requires a rate freeze for all retail customers until January 1, 2002 and certain rate reductions for residential and small commercial customers for up to five years thereafter; and sets certain limits on capacity owned and controlled by power generation companies. Certain provisions of the 1999 Restructuring Legislation may be subject to different interpretation. By September 1, 2000, each electric utility must separate from its regulated activities its customer energy services business activities that are otherwise already widely available in the competitive market. By January 1, 2002, each electric utility must separate ("unbundle") its business into the following units: a power generation company, a retail electric provider and a transmission and distribution company or separate transmission and distribution companies. A power generation company generates electricity that is intended to be sold at wholesale. In general, a power generation company may not own a transmission or distribution facility and may not have a certificated service area. A retail electric provider sells electric energy to retail customers and may not own or operate generation assets. A transmission and distribution (T&D) company may only own or operate facilities to transmit or distribute electricity. On or before April 1, 2000, each electric utility must file with the Public Utility Commission of Texas (PUC) a separation of its costs into competitive and regulated components, proposed tariffs for its proposed T&D utility, and in initial estimate of its generation-related stranded costs.

     In October 1999, TXU Electric filed a petition with the PUC for a financing order (Docket No. 21527) to securitize $1.65 billion of its generation-related regulatory assets and other qualified costs in accordance with the 1999 Restructuring Legislation. TXU Electric would issue transition bonds securitizing a component of future revenues. The proceeds received by TXU Electric are to be used solely for the purposes of retiring utility debt and equity. On March 1, 2000, the PUC rejected TXU Electric's request for securitization of the $1.65 billion and authorized securitization of only $357 million. TXU Electric believes this ruling is inconsistent with the 1999 Restructuring Legislation and announced that it will pursue an appeal to the Travis County, Texas District Court following the receipt of a final order evidencing such ruling from the PUC. TXU Electric expects that any difference between the $1.65 billion and the amount finally authorized will continue to be deferred until securitization of generation-related assets is addressed in 2002. TXU Electric is unable to predict the outcome of these proceedings.

     On January 10, 2000, TXU Electric filed with the PUC its business separation plan as required by the 1999 Restructuring Legislation. This plan describes how TXU Electric proposes to separate the provision of competitive energy services from its regulated business activities by September 1, 2000 and how it plans to unbundle its business. Only the T&D functions will continue to be regulated. An independent organization certified by the PUC will oversee transmission system planning and reliability in the State of Texas. Beginning January 1, 2002, retail electric customers in Texas will be able to select their electricity providers.

Generation
----------

     Generating Units --At December 31, 1999, TXU Electric owned or leased and operated 80 electric generating units with an aggregate net generating capability of 21,080 megawatts (MW). (See Item 2. Properties).

     In October 1999, TXU Electric announced plans to sell six of its eighteen natural gas-fired electricity generating plants in Texas. These plants have an aggregate generating capacity of 3,116 MW, or approximately 15% of TXU Electric's generating capacity. Any gain on the sale of these plants will be recorded as a regulatory liability and applied against TXU Electric's generation assets that may become stranded costs under provisions of the 1999 Restructuring Legislation, see Note 3 to Financial Statements. TXU Electric plans to sell the plants, together with all associated assets, including land, lakes, water rights, air permits, emission allowances and fuel transportation contracts. TXU Electric anticipates entering into a tolling agreement with the new owners to receive the capacity and energy from these plants for a portion of the peak load season of 2001, and purchasing any remaining requirements on the open market. TXU Electric anticipates completion of the plant sales by the end of 2000.

     Electricity Peak Load and Generation Capability -- The electricity peak load and net generation capability for TXU Electric is contained in the following table. For TXU SESCO, peak load was 263 MW on August 26, 1999. TXU SESCO generates no electric energy.

     TXU Electric's net capability, peak load and reserve, in MW, at the time of peak were as follows during the years indicated:

                                Electricity
                               Peak Load (a)
                        ------------------------
                                  Increase      Firm
               Net                  Over        Peak
Year       Capability   Amount   Prior Year     Load    Reserve (b)
----       ----------   ------   -----------   ------   -----------
1999.....  22,858 (c)   21,748      1.7%       20,724      2,134
1998.....  22,579 (d)   21,383      5.1%       20,351      2,228
1997.....  22,449 (e)   20,351      3.5%       19,229      3,220


----------------
(a) The 1999 peak load occurred on August 26. TXU Electric's peak load includes interruptible load at the time of peak of 1,024 MW in 1999, 1,032 MW in 1998 and 1,122 MW in 1997.
(b)  Amount of net capability in excess of firm peak load at the time of peak.
(c)  Included in net capability is 1,778 MW of firm purchased capacity.
(d)  Included in net capability is 1,499 MW of firm purchased capacity.
(e)  Included in net capability is 1,224 MW of firm purchased capacity.

     The peak load changes for 1999 as compared to 1998, as well as the peak load changes for 1998 as compared to 1997, resulted primarily from customer growth and increased usage due to hotter-than-normal weather. The peak load change for 1997, compared to the prior year, resulted primarily from customer growth and weather factors. TXU Electric expects to continue to purchase capacity in the future from various sources. (See Fuel Supply and Purchased Power and Note 14 to Financial Statements.) Firm peak load (excluding interruptible contracts) increases over the next two years are expected to average approximately 2.6% annually, after consideration of load management programs.

     Resource Estimates --Changes in utility regulation and legislation at the federal and state levels, such as the Public Utility Regulatory Policy Act of 1978 (PURPA), the National Energy Policy Act of 1992 (Energy Policy Act) and, most recently, the 1999 Restructuring Legislation for the electric industry in Texas have significantly changed the way utilities plan for new resources. The 1999 Restructuring Legislation incorporates sweeping changes for electric utilities operating in Texas by opening up the generation portion of the business to competition. Beginning January 1, 2002, retail electric customers in Texas will be able to select their electricity providers. Thus, each retail electric provider will be responsible for providing generation resources to its customers.

     Because of these competitive forces TXU Electric will be purchasing some of its energy requirements needed to serve customer loads through resource contracts with third-party suppliers. Thus, for planning purposes, TXU Electric can no longer readily identify the ownership and types of resources needed to serve its customers prior to the actual selection of the resource contracts.
TXU Electric will fill some of its resource needs through load management and renewable resources. It does not expect to have difficulty filling the remainder of its requirements from purchased power.

     TXU Electric has secured resources for the years 2000 and 2001 from various suppliers through short-term (two years or less) purchased power contracts. (See Fuel Supply and Purchased Power.) Additional resource needs required for 2002 and beyond will be acquired in the competitive energy marketplace.

     Retail competition in Texas will be effective on January 1, 2002 for customers of investor-owned electric utilities. At that time, by law, TXU Electric and TXU SESCO must lower their current retail rates charged to residential and small commercial customers in their service areas to rates that are 6% lower than the rates that were in effect on January 1, 1999. This is known as the "price to beat," meaning that competitors will try to beat this price to attract new customers. This rate is frozen for residential and small commercial customers for three years, with respect to each class of service, until 40% of the electric power consumed by customers in that class or segment is supplied by competing Retail Electric Providers (REPs). On January 1, 2005, TXU Electric and TXU SESCO will be able to lower its retail rates to compete directly with other REPs, but must continue to offer the "price to beat" through December 31, 2006. Electric retail rates will then be driven by market forces and will no longer be regulated.

     Fuel Supply And Purchased Power -- Net input during 1999 totaled
107,195 GWh of which 94,575 GWh were generated by TXU Electric. Average fuel and purchased power cost (excluding capacity charges) per kilowatt-hour (kWh) of net input were 1.82 cents for 1999, 1.78 cents for 1998 and 1.85 cents for 1997,
respectively.   A comparison of TXU Electric's resource mix for net kWh input and the unit cost per million British thermal units (Btu) of fuel during the last three years is as follows:

                                          Mix for Net            Unit Cost
                                           kWh Input           Per Million Btu
                                    ---------------------    -------------------
                                     1999    1998    1997     1999   1998   1997
                                    -----   -----   -----    -----  -----  -----
Fuel for Electric Generation:
      Gas/Oil (a).................   34.3%   36.7%   32.9%   $2.59  $2.39  $2.80
      Lignite/Coal (b)............   38.5    36.5    38.9     1.03   1.03   1.04
      Nuclear.....................   16.4    16.4    17.1     0.57   0.59   0.57
                                    -----   -----   -----
Total/Weighted Average Fuel Cost..   89.2    89.6    88.9    $1.56  $1.52  $1.62
Purchased Power (c)...............   10.8    10.4    11.1
                                    -----   -----   -----
Total.............................  100.0%  100.0%  100.0%
                                    =====   =====   =====

----------------------
(a) Fuel oil was an insignificant component of total fuel and purchased power requirements.
(b) Lignite/coal cost per ton to TXU Electric was $13.30 in 1999, $13.47 in 1998 and $13.55 in 1997.
(c)  Excludes  power purchased by TXU Electric's affiliate, TXU SESCO, from TXU
     Electric: 1999 - 0 GWh; 1998 - 267 GWh ; and 1997 -548 GWh . Includes TXU Electric purchases from TXU SESCO: 1999 - 6.1 GWh; 1998 - 6.3 GWh; and 1997
     - 5.2 GWh.

     In 1999, the US Electric segment purchased a net of 12,620 GWh or approximately 11.8% of its energy requirements. TXU Electric and TXU SESCO had available 2,080 MW of firm purchased capacity under contract and a full requirements contract to meet the needs of TXU SESCO. TXU Electric received energy in 1999 under purchased power contracts for energy from wind turbines equivalent to approximately 41 MW. The wind generation facilities include eight of the largest commercial wind turbines in the world, rated at 1.65 MW each.
TXU Electric expects to acquire additional amounts of purchased resources in the future to adequately and reliably accommodate its customers' electrical needs. Such resources will be acquired in accordance with the requirements of the Texas Public Utility Regulatory Act, as amended (PURA) and the PUC Substantive Rules. Beginning January 1, 2002, the acquisition of resources will generally not be subject to regulation by the PUC. For information concerning future resource requirements, see Electricity Peak Load and Generation Capability.

     TXU Electric and TXU SESCO are unable to predict: (i) whether or not problems may be encountered in the future in obtaining the fuel and purchased power each will require, (ii) the effect upon operations of any difficulty either of them may experience in protecting rights to fuel and purchased power now under contract, or (iii) the costs of future fuel and purchased power and to what extent they will be recoverable. (See Regulation and Rates.)

     Gas/Oil --Fuel gas for units at eighteen of the principal generating stations of TXU Electric, having an aggregate net gas/oil capability of 12,955 MW, was provided during 1999 by TXU Fuel. TXU Fuel supplied approximately 12% of such fuel gas requirements under contracts with producers at the wellhead and 88% under contracts with commercial suppliers.

     Fuel oil can be stored at seventeen of the principally gas-fueled generating stations. At December 31, 1999, TXU Electric had fuel oil storage capacity sufficient to accommodate approximately 6.1 million barrels of oil and had approximately 2.3 million barrels of oil in inventory.

     TXU Fuel has acquired supplies of gas from producers at the wellhead under contracts expiring at intervals through 2008. As gas production under these contracts declines and contracts expire, new contracts are expected to be negotiated to replenish or augment such supplies. TXU Fuel has negotiated gas purchase contracts, with terms ranging from one to ten years, with a number of commercial suppliers. Additionally, TXU Fuel has entered into a number of short-term gas purchase contracts with other commercial suppliers at spot market prices. In general, these spot gas purchase contracts require both the buyer and seller to purchase and deliver the gas on negotiated terms during the agreed-upon delivery period. In the past, curtailments of gas deliveries have been experienced during periods of winter peak gas demand; however, such curtailments have been of relatively short duration, have had a minimal impact on operations and generally have required utilization of fuel oil and gas storage inventories to replace the gas curtailed. No curtailments were experienced during 1999.

     TXU Fuel owns and operates an intrastate natural gas pipeline system that extends from the gas-producing area of the Permian Basin in West Texas to the East Texas gas fields and southward to the Gulf Coast area. This system includes a one-half undivided interest in a 36-inch pipeline that extends 391 miles from the Permian Basin area to a point of termination south of the Dallas-Fort Worth area. Additionally, TXU Fuel owns a 39% undivided interest in another 36-inch pipeline connecting to this pipeline and extending 58 miles eastward to one of TXU Fuel's underground gas storage facilities. TXU Fuel also owns and operates approximately 1,500 miles of various smaller capacity lines that are used to gather and transport natural gas from other gas-producing areas. The pipeline facilities of TXU Fuel form an integrated network through which fuel gas is gathered and transported to certain TXU Electric generating stations for use in the generation of electric energy.

     TXU Fuel also owns and operates three underground gas storage facilities with a usable capacity of 26.9 billion cubic feet (Bcf), with approximately 14.3 Bcf of gas in inventory at December 31, 1999. Gas stored in these facilities currently can be withdrawn for use during periods of peak demand to meet seasonal and other fluctuations or curtailment of deliveries by gas suppliers. Under normal operating conditions, up to 400 million cubic feet can be withdrawn each day for a ten-day period, with withdrawals at lower rates thereafter. One of these gas storage facilities, the Worsham-Steed facility located in Jack County, Texas will be retired after withdrawal of the economically recoverable gas.

     Lignite/Coal --Lignite is used as the primary fuel in two units at the Big Brown generating station (Big Brown), three units at the Monticello generating station (Monticello), three units at the Martin Lake generating station (Martin
Lake), and one unit at the Sandow generating station (Sandow), having an aggregate net capability of 5,825 MW. TXU Electric's lignite units have been constructed adjacent to surface minable lignite reserves. TXU Electric owns in fee or has under lease an estimated 465 million tons of proven reserves dedicated to the Big Brown, Monticello and Martin Lake generating stations. TXU Electric also owns in fee or has under lease in excess of 229 million tons of proven reserves not dedicated to specific generating stations. TXU Mining operates owned and/or leased equipment to remove the overburden and recover the lignite. One of TXU Electric's lignite units, Sandow Unit 4, is fueled from lignite deposits owned by Alcoa, which furnishes fuel at no cost to TXU Electric for that portion of energy generated from such unit that is equal to the amount of energy delivered to Alcoa.

     Lignite production operations at Big Brown, Monticello and Martin Lake are accompanied by an extensive reclamation program that returns the land to productive uses such as wildlife habitats, commercial timberland and pasture land. For information concerning federal and state laws with respect to surface mining, see Environmental Matters.

     TXU Electric supplements its lignite fuel at Big Brown, Monticello and Martin Lake with western coal from the Powder River Basin (PRB) in Wyoming. The coal is purchased from three suppliers under two or three year contracts and is transported from the PRB to TXU Electric's generating plants by railcar under three contracts that range in length from two to seven years.

     TXU Electric began supplementing its lignite fuel by utilizing western coal at Monticello in 1996, at Martin Lake in November 1999 and at Big Brown in January 2000. Construction of a rail spur into Big Brown to facilitate the delivery of western coal was completed in January 2000, six months earlier than anticipated.

     Nuclear --TXU Electric owns and operates two nuclear-fueled generating units at the Comanche Peak nuclear powered electric generating station (Comanche
Peak), each of which is designed for a net capability of 1,150 MW.

     The nuclear fuel cycle requires the mining and milling of uranium ore to provide uranium oxide concentrate (U3O8), the conversion of U3O8 to uranium hexafluoride (UF6), the enrichment of the UF6 and the fabrication of the enriched uranium into fuel assemblies. TXU Electric has on hand, or has contracted for, the raw materials and services it expects to need for its nuclear units through future years as follows: uranium (2001), conversion
(2003), enrichment (2014), and fabrication (2011). Although TXU Electric cannot predict the future availability of uranium and nuclear fuel services, TXU Electric does not currently expect to have difficulty obtaining U3O8 and the services necessary for its conversion, enrichment and fabrication into nuclear fuel for years later than those shown above.

     The Nuclear Waste Policy Act of 1982, as amended (NWPA), provides for the development by the Department of Energy (DOE) of interim storage and permanent disposal facilities for spent nuclear fuel and/or high level radioactive waste materials. In January 1998, the DOE did not meet its obligation to begin accepting spent nuclear fuel. The DOE continues to maintain its position that no obligation to begin acceptance of spent nuclear fuel exists despite multiple industry initiated lawsuits challenging that position and a US Court of Appeals decision that such obligation exists. TXU Electric is unable to predict what impact, if any, the DOE's delay will have on TXU Electric's future operations. Under provisions of the NWPA, funding for the program is provided by a one-mill per kWh fee currently levied on electricity generated and sold from nuclear reactors, including the Comanche Peak units.

     TXU Electric's onsite spent nuclear fuel storage capability is sufficient to accommodate the operation of Comanche Peak through the year 2017, while fully maintaining the capability to off-load the core of one of the nuclear-fueled generating units. Additional approval from the Nuclear Regulatory Commission
(NRC) will be required to utilize this full storage capability. TXU Electric is currently pursuing options for utilizing a larger portion of the full storage capability, subject to approval by the NRC.

Transmission
------------

     In 1995, TXU Electric became the first utility in Texas to functionally unbundle, or separate, its transmission operations into a business unit. The unit operates independently within the larger company and has the flexibility to adapt to changing market and regulatory forces. It is now one of the key components of the US Electric business segment. TXU Electric and TXU SESCO are members of ERCOT, an intrastate network of investor-owned entities, cooperatives, public entities, non-utility generators and power marketers.
ERCOT is the regional reliability coordinating organization for member electric power systems in Texas, the Independent System Operator (ISO) of the interconnected transmission system of those systems, and is responsible for ensuring equal access to transmission service by all wholesale market participants in the ERCOT region.

     The function of the transmission business is to provide non-discriminatory wholesale open access to TXU Electric's transmission facilities through business practices consistent with the standard of conduct rules enacted by the PUC. The transmission system transverses almost 200,000 square miles of Texas and consists of over 13,000 circuit miles of transmission line and over 900 substations.

     The transmission business supports the operation of the ERCOT ISO and all ERCOT members, as well as TXU Electric's responsibilities and obligations to its wholesale and retail customers. The transmission business unit has planning, design, construction, operation and maintenance responsibility for the transmission grid and for the load serving substations.

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

     The transmission business is participating with the ISO and other ERCOT utilities to plan, design and obtain regulatory approval for and construct new transmission lines necessary to increase bulk power transfer capability and to remove existing limitations on the ERCOT transmission grid.

     The principal generating facilities of TXU Electric and load centers of TXU Electric and TXU SESCO are connected by 4,133 circuit miles of 345-kilovolt (kV) transmission lines and 9,754 circuit miles of 138- and 69-kV transmission lines. TXU SESCO is connected to TXU Electric by three 138-kV lines, ten 69-kV lines and three lines at distribution voltage.

     TXU Electric is connected by six 345-kV lines to Reliant Energy Company; by three 345-kV, eight 138-kV and nine 69-kV lines to West Texas Utilities Company; by two 345-kV and eight 138-kV lines to the Lower Colorado River Authority; by four 345-kV and eight 138-kV lines to the Texas Municipal Power Agency; by one asynchronous High Voltage Direct Current (HVDC) interconnection to Southwestern Electric Power Company; and at several points with smaller systems operating wholly within Texas.

Distribution
------------

     The TXU Electric distribution system supplies electricity to approximately
2.6 million customers (including approximately 2.3 million residential customers and 304,000 commercial and industrial businesses). On average, TXU Electric has added approximately 47,000 customers to its system each year for the last several years and over 68,000 in 1999. The electric distribution business consists of the ownership, management, construction, maintenance and operation of the distribution network within TXU Electric's certificated service area.

     TXU Electric's distribution network receives electricity from the transmission grid through power distribution substations and distributes electricity to end users and wholesale customers through approximately 2,800 distribution feeders.

     The TXU Electric distribution network consists of approximately 52,500 miles of overhead primary conductors, 21,650 miles of overhead secondary and street light conductors, 10,700 miles of underground primary conductors and 6,067 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

REGULATION AND RATES

     TXU Corp. is a holding company as defined in the Public Utility Holding Company Act of 1935. However, TXU Corp. and all of its subsidiary companies are exempt from the provisions of such Act, except Section 9(a)(2) which relates to the acquisition of securities of public utility companies and Section 33 which relates to the acquisition of foreign (non-US) utility companies.

     TXU Electric and TXU SESCO are subject to various federal, state and local regulations. (See discussion below and Environmental Matters.) TXU Electric and TXU SESCO believe that they are not public utilities as defined in the Federal Power Act and have been advised by their counsel that they are not subject to general regulation under such Act.

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

     TXU Electric is subject to the jurisdiction of the NRC with respect to nuclear power plants. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such plants to continuing review and regulation.

     Docket 9300 -- The PUC's final order (Order) in connection with TXU Electric's January 1990 rate increase request (Docket 9300) was ultimately reviewed by the Supreme Court of Texas. As a result, an aggregate of $909 million of disallowances with respect to TXU Electric's reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to TXU Electric's earnings, has been remanded to the District Court with instructions that it be remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC also was required to reevaluate the appropriate level of TXU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. In connection with the settlement of Docket 18490, proceedings in the remand of Docket 9300 have been stayed. TXU Electric cannot predict the outcome of the reconsideration of the Order on remand by the PUC.

     Docket 18490 -- The PUC approved the non-unanimous stipulation filed on December 17, 1997 by TXU Electric, together with the General Counsel of the PUC, the Office of Public Utility Counsel and various other parties interested in TXU Electric's rates and services. The stipulation, modified to incorporate changes made by the PUC, resulted in base rate credits beginning January 1, 1998, of 4% for residential customers, 2% for general service secondary customers and 1% for all other retail customers, and additional base rate credits for residential customers of 1.4% beginning January 1, 1999. Certain parties that did not sign the stipulation have appealed the PUC's approval by filing suit in state district court. TXU Electric cannot predict the outcome of these appeals.

     In accordance with the stipulation, from January 1, 1998 through June 30, 1999, earnings in excess of the earnings cap were recorded as additional depreciation of nuclear production assets, and a reclassification of depreciation expense was made from T&D to nuclear production assets. As discussed in Notes 2 and 3 to Financial Statements, application of Statement of Financial Accounting Standards (SFAS) No. 71 to the generation portion of TXU Electric's business was discontinued as of June 30, 1999. Effective July 1, 1999, earnings in excess of the earnings cap imposed by the 1999 Restructuring Legislation were recorded as a reduction of revenues, and a corresponding regulatory liability recorded. Upon final PUC determination, the regulatory liability associated with earnings in excess of the earnings cap will be applied against TXU Electric's stranded generation assets as determined under the 1999 Restructuring Legislation's market valuation criteria or refunded to customers.

     Additionally, effective July 1, 1999, TXU Electric ceased the reclassification of T&D depreciation expense to nuclear production assets. Instead, an amount equal to T&D depreciation expense for the period was recorded as a regulatory asset, which will be amortized as it is recovered through the Distribution portion of the business. An equivalent amount was recorded as a regulatory liability which will be applied against TXU Electric's stranded generation assets as determined under the 1999 Restructuring Legislation's market valuation criteria or refunded to customers.

     Fuel Cost Recovery Rule -- Pursuant to a PUC rule, the recovery of TXU Electric's eligible fuel costs is provided through fixed fuel factors. The rule allows a utility's fuel factor to be revised upward or downward every six months, according to a specified schedule. A utility is required to petition to make either surcharges or refunds to ratepayers, together with interest based on a twelve-month average of prime commercial rates, for any material cumulative under- or over-recovery of fuel costs. If the cumulative difference of the under- or over-recovery, plus interest, exceeds 4% of the annual estimated fuel costs most recently approved by the PUC, it will be deemed to be material.

     Final reconciliation of fuel costs must be made either in a reconciliation proceeding, which may cover no more than three years and no less than one year, or in a general rate case. In a final reconciliation, a utility has the burden of proving that fuel costs under review were reasonable and necessary to provide reliable electric service, that it has properly accounted for its fuel-related revenues, and that fuel prices charged to the utility by an affiliate were reasonable and necessary and not higher than prices charged for similar items by such affiliate to other affiliates or nonaffiliates. For generating utilities like TXU Electric, through August 31, 1999, the rule provided for recovery of purchased power capacity costs through a power cost recovery factor with respect to purchases from qualifying facilities, to the extent such costs were not otherwise included in base rates. Pursuant to the 1999 Restructuring Legislation, the Power Cost Recovery Factor will be frozen between September 1, 1999 and January 1, 2000. The energy-related costs of such purchases continue to be included in the fixed fuel factor. TXU Electric's last fuel reconciliation proceeding (Docket 20285) covered eligible fuel and purchased power expenses incurred during the period July 1, 1995 through June 30, 1998, amounting to a total of $5.04 billion, of which $52 million was disallowed.

COMPETITION

   General -- The Energy Policy Act addresses a wide range of energy issues and is intended to increase competition in electric generation and broaden access to electric transmission systems. In addition, PURA impacts the PUC and its regulatory practices and encourages increased competition in the wholesale electric utility industry in Texas, and the 1999 Restructuring Legislation will restructure the industry and introduce competition in the Texas retail and generation market beginning January 1, 2002. Although TXU Corp. is unable to predict the ultimate impact of these and any other related regulations or legislation on the US Electric segment companies' operations, it believes that such actions are consistent with the trend toward increased competition in the energy industry.

   The 1999 Restructuring Legislation will restructure the electric utility industry in Texas. Among other matters, the 1999 Restructuring Legislation authorizes competition in the retail and generation markets for electricity beginning January 1, 2002; provides for the recovery of generation-related and purchased power related stranded costs and generation-related regulatory assets; requires reductions in NO\\x\\ and SO\\2\\ emissions; requires a rate freeze for all customers until January 1, 2002 and certain rate reductions for residential and small commercial customers for up to five years thereafter; and sets certain limits on capacity owned and controlled by power generation companies. Project teams have been established to prepare US Electric segment companies for a competitive environment. These teams are comprised of resources from all facets of TXU Corp.'s business. These teams continue to formulate short- and long-term strategies to address implementation of the 1999 Restructuring Legislation.

   As legislative, regulatory, economic and technological changes occur, the energy and utility industries are faced with increasing pressure to become more competitive while adhering to regulatory requirements. The level of competition is affected by a number of variables, including price, reliability of service, the cost of energy alternatives, new technologies and governmental regulations.

   As a result of the shift in emphasis toward greater competition, large and small industry participants are offering energy services and energy-related products that are both economically and environmentally attractive to customers. In Texas, aggressive marketing of competitive prices by rural electric cooperatives, municipally-owned electric systems, and other energy providers not subject to the traditional governmental regulation experienced by the utility industry has intensified competition within the state's wholesale markets in multi-certificated areas, and retail customer markets.

   US Electric segment companies are aggressively managing their operating costs and capital expenditures through streamlined business processes and are developing and implementing strategies to address an increasingly competitive environment.

   Furthermore, there is increasing pressure on utilities to reduce costs, including the cost of power, and to tailor energy services to the specific needs of customers. Such competitive pressures among electric utility and non-utility power producers could result in the loss of some retail energy services customers. Amounts invested by TXU Electric in certain of its assets could become stranded costs, which are investments and commitments that may not be recoverable from customers as a result of competitive pricing. The PUC's latest available estimate for TXU Electric's potentially stranded retail costs ranged from a projected excess of net book value over market value of $5.8 billion to a projected excess of market value over net book value of $3.8 billion. In response to competitive pressures, many utilities are implementing significant restructuring and re-engineering initiatives designed to make them more competitive. Since the implementation of an Operations Review and Cost Reduction program in April 1992, the US Electric segment companies have continued to take steps to reduce costs by streamlining business processes and operating practices. (For information pertaining to the effects of competition on the treatment of certain regulatory assets and liabilities, see
Note 3 to Financial Statements.)

   Wholesale Competition -- Federal legislation such as the PURPA and the Energy Policy Act, as well as initiatives in various states, encourage wholesale competition among electric utility and non-utility power producers. Together with increasing customer demand for lower-priced electricity and other energy services, these measures have accelerated the industry's movement toward a more competitive pricing and cost structure.

   Amendments to PURA made during the 1995 session of the Texas legislature also allow for wholesale pricing flexibility. While wholesale rates for electric utilities are not deregulated, wholesale tariffs or contracts with charges less than approved rates but greater than the utility's marginal cost may be approved by the regulatory authority upon application by the utility. In the wholesale power market, TXU Electric and TXU SESCO compete with a variety of utilities and other suppliers, some of which are willing and able to sell at rates below US Electric segment companies' standard wholesale power service rate as approved by the PUC. As directed by the 1999 Restructuring Legislation (see Note 3 to Financial Statements), beginning in January 2002, wholesale rates will no longer be regulated. TXU Corp. is unable to predict the extent of future competitive developments in the wholesale market or what impact, if any, such developments may have on its operations.

   Open-Access Transmission -- At the federal level, the FERC issued Order No. 888 in April 1996, which requires all FERC-jurisdictional electric public utilities to offer third parties wholesale transmission services under an open-access tariff. In May 1997, TXU Electric filed with the FERC a modification of its tariff governing service to, from and over certain HVDC interconnections between ERCOT and the Southwest Power Pool, which, in October 1997, was accepted by the FERC with minor modifications.

   In August 1999, the Texas Court of Appeals issued a judgement declaring invalid PUC rules governing open-access wholesale transmission service. These rules, adopted in February 1996, guaranteed open-access wholesale transmission service by electric utilities in ERCOT to other utilities and non-utility power suppliers, and established a rate formula to determine access charges for the transmission of wholesale electricity. In its decision, the court concluded that the PUC lacks the statutory authority to establish transmission access rates, and therefore rendered the transmission rules invalid. Several interested parties and the PUC filed motions for rehearing with the Court of Appeals, asking the court to reverse its decision and to recognize the PUC's authority to set wholesale transmission rates in ERCOT. In January 2000, a judgment was rendered on the motions for rehearing by the Texas Court of Appeals, declaring that certain subsections of the open-access rules are invalid, while still concluding that the PUC lacks statutory authority to establish transmission access rates. TXU Electric is unable to predict the impact of this judgment on open-access transmission rates at this time.

   Customers -- There are no individually significant customers upon which TXU Electric's or TXU SESCO's business or results of operations are highly dependent.

                                US GAS SEGMENT

GENERAL

   US Gas operations are engaged in the gathering, processing, transmission and distribution of natural gas and selling of related natural gas liquids within Texas.

Operating Statistics
Years Ended December 31

                                                           1999     1998     1997*
                                                           ----     ----     -----
SALES VOLUMES
     Gas distribution (Billion cubic feet - Bcf):
         Residential...................................      68       77       33
         Commercial....................................      45       49       21
         Industrial and electric generation............       4        4        3
                                                         ------   ------   ------
               Total gas distribution..................     117      130       57
                                                         ======   ======   ======

     Pipeline transportation (Bcf).....................     551      599      255
     Gas liquids (million barrels).....................       6        6        3


OPERATING REVENUES (millions)
      Gas distribution:
         Residential...................................  $  402   $  437   $  206
         Commercial....................................     212      225      109
         Industrial and electric generation............      20       20       15
                                                         ------   ------   ------
               Total gas distribution..................     634      682      330
      Pipeline transportation..........................     116      121       58
      Gas liquids......................................      86       64       36
      Other revenues, less intra-segment eliminations..      41       (3)       4
                                                         ------   ------   ------
              Total operating revenues.................  $  877   $  864   $  428
                                                         ======   ======   ======


GAS DISTRIBUTION CUSTOMERS
      (end of year - in thousands).....................   1,407    1,379    1,355

HEATING DEGREE DAYS (% of normal)......................      70%      89%     119%


* For the period from acquisition of TXU Gas (August 5, 1997) to December 31, 1997.

   Gas Distribution Peaking -- TXU Gas Distribution estimates its peak-day availability of natural gas supply from its long-term contracts, short-term contracts and withdrawals from underground storage to be in excess of 2.0 Bcf. Daily spot contracts raise this availability level to meet additional peak-day needs.

   During 1999, the average daily demand of TXU Gas Distribution's residential and commercial customers was 0.3 Bcf. TXU Gas Distribution's greatest daily demand in 1999 was on January 3, when the arithmetic-mean temperature was 27 degrees Fahrenheit and sales to its customers reached 1.7 Bcf.

   Gas Supply -- TXU Gas Distribution's gas supply consists of contracts for the purchase of specific reserves, contracts not related to specific reserves or fields, and gas in storage. The total available gas supply as of January 1, 2000 was 148 Bcf, which is approximately 1.2 times TXU Gas Distribution's purchases during 1999. Of this total, 64 Bcf are specific reserves and 32 Bcf are working gas in storage. Management has calculated that 52 Bcf are committed to TXU Gas Distribution under gas supply contracts not related to specific reserves or fields. In 1999,

TXU Gas Distribution's gas requirements were purchased from approximately 183 independent producers, marketers and pipeline companies.

   TXU Gas Distribution has sufficient storage working gas capacity and gas in storage to meet its peak-day requirements. TXU Gas Distribution utilizes the services of seven gas storage fields owned by TXU Lone Star Pipeline, all of which are located in Texas. These fields have an optimal working gas capacity of 43.7 Bcf and a storage withdrawal capacity of up to 1.3 Bcf per day.

   TXU Gas Distribution has historically maintained a contractual right to curtail, which is designed to achieve the highest load factor possible in the use of the pipeline system while ensuring continuous and uninterrupted service to residential and commercial customers. Under the program, industrial customers negotiate their own rates and relative priorities of service. Interruptible service contracts include the right to curtail gas deliveries up to 100% according to a priority plan. The last sales curtailment for TXU Gas Distribution occurred in 1990 and lasted only 30 hours.

   Estimates of gas supplies and reserves are not necessarily indicative of TXU Gas Distribution's ability to meet current or anticipated market demands or immediate delivery requirements because of factors such as the physical limitations of gathering and transmission systems, the duration and severity of cold weather, the availability of gas reserves from its suppliers, the ability to purchase additional supplies on a short-term basis and actions by federal and state regulatory authorities. Curtailment rights provide TXU Gas Distribution flexibility to meet the human-needs requirements of its customers on a firm basis. Priority allocations and price limitations imposed by federal and state regulatory agencies, as well as other factors beyond the control of TXU Gas Distribution, may affect its ability to meet the demands of its customers.

   TXU Gas Distribution buys gas under long-term and short-term intrastate contracts in order to ensure reliable supply to its customers. Many of these contracts require minimum purchases of gas. The estimated gas demand, which assumes normal weather conditions, significantly exceeds the minimum purchase obligations of these contracts for the year 2000 and thereafter.

   The TXU Gas Distribution supply program is designed to contract for new supplies of gas and to recontract targeted expiring sources. In addition to being heavily concentrated in the established gas-producing areas of central, northern and eastern Texas, TXU Lone Star Pipeline's intrastate pipeline system also extends into or near the major producing areas of the Texas Gulf Coast and the Delaware and Val Verde Basins of West Texas. Nine basins located in Texas are estimated to contain a substantial portion of the nation's remaining onshore natural gas reserves. TXU Lone Star Pipeline's pipeline system provides access to all of these basins. TXU Lone Star Pipeline is well situated to receive large volumes into its system at the major hubs, such as Katy and Waha, as well as from storage facilities where TXU Gas Distribution maintains high delivery capabilities.

REGULATION AND RATES

   TXU Gas Distribution and TXU Lone Star Pipeline are wholly intrastate in character and perform distribution utility operations and pipeline transportation services, respectively, in the State of Texas subject to regulation by municipalities in Texas and the RRC. The RRC regulates the charge for the transportation of gas by TXU Lone Star Pipeline to TXU Gas Distribution's distribution systems for sale to TXU Gas Distribution's residential and commercial consumers. TXU Lone Star Pipeline owns no certificated interstate transmission facilities subject to the jurisdiction of the FERC under the Natural Gas Act, has no sales for resale under the rate jurisdiction of the FERC and does not perform any transportation service that is subject to FERC jurisdiction under the Natural Gas Act.

   The city gate rate for the cost of gas TXU Gas Distribution ultimately delivers to residential and commercial customers is established by the RRC and provides for full recovery of the actual cost of gas delivered, including out-of-period costs such as gas purchase contract settlement costs. The distribution service rates TXU Gas Distribution charges its residential and commercial customers are established by the municipal governments of the cities and towns served, with the RRC having appellate jurisdiction.

   TXU Gas Distribution employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to about $7.5 million in annualized revenue increases, exclusive of changes in gas costs, was granted in 1999 in addition to about $2.5 million granted in 1998. Rate cases supporting an additional $8.3 million in annualized revenue increases were pending in a number of cities as of December 31, 1999. The $8.3 million of annualized revenue increases includes $6.3 million for the general rate increase filed for in August 1999 by TXU Gas Distribution in the cities of Dallas, University Park, Highland Park and Cockrell Hill, Texas. On February 23, 2000, the City of Dallas denied the rate increase. Similar action is expected in the other cities. TXU Gas Distribution intends to appeal this action to the RRC, which has the power to review and overturn the denial, and seek in excess of $9 million in rate relief. TXU Gas is unable to predict the outcome of the appeal. Weather normalization adjustment clauses have been approved by 315 cities served by TXU Gas Distribution, representing 70% of TXU Gas Distribution's residential and commercial sales volumes. These clauses allow rates to be adjusted to reflect the impact of warmer- or colder-than-normal weather during the winter months, minimizing the impact of variations in weather on TXU Gas Distribution's earnings.

   TXU Gas Distribution's sales to industrial customers are provided under rates reflected in standard rate schedules and contracts. Transportation services to industrial and electric-generation customers are provided under competitively negotiated contracts. Industrial customers also have standard rate schedules for transportation services. Regulatory authorities in Texas have jurisdiction to revise, review and regulate rates to industrial and electric-generation customers but, historically, have not actively exercised this jurisdiction because of the existing competitive market. Sales contracts with these customers permit automatic adjustment on a monthly basis for the full amount of increases or decreases in the cost of gas.

   Under a settlement of the RRC rate inquiry approved in June 1998, TXU Gas Distribution agreed to credit residential and commercial customers with $18 million to be spread over the next two heating seasons thereafter. The final order approving the stipulation found that all gas costs flowed through TXU Gas Distribution's monthly gas cost adjustment clause prior to October 31, 1997 were just, reasonable, and necessary. As a part of the final order, the RRC required an audit of an amount that TXU Gas Distribution credited to residential and commercial customers under a previous voluntary stipulation. The audit report sent to TXU Gas Distribution on December 16, 1998 indicated that an additional $7.3 million should be credited to residential and commercial customers. TXU Gas believes that the additional amount noted in the audit report was included in the $18 million settlement, but it is unable to predict the outcome of the audit process.

   Gas Utilities Docket No. 8935 -- TXU Gas Distribution filed an application with the RRC in February 1999 to modify the gas cost adjustment provision of the city gate rate tariff approved in November 1997. The modification allows for a more accurate recovery of the gas cost from TXU Gas Distribution's residential and commercial customers. The case was settled, and a final order recognizing the settlement was issued in August 1999. The final order allows TXU Gas Distribution to recover from, or return to, city gate customers under- or over-recovered gas cost resulting from cycle billing in accordance with TXU Gas Distribution's proposed methodology. This applies to under- and over-recovered gas costs occurring over the twelve month periods ended June 1999 and June 2000. TXU Gas Distribution was also directed to file a revised gas cost adjustment tariff with the RRC by January 15, 2000 to address the cycle billing issue and other gas cost recovery issues. A revised tariff was filed with the RRC on January 14, 2000, but by agreement of the parties and RRC staff, further proceedings on the revised gas cost adjustment clause have been postponed to July 2000.

   In October 1999, TXU Lone Star Pipeline filed with the RRC a Statement of Intent to change the city gate rate for gas transported for subsequent distribution to residential and commercial customers. The filing requests a general increase in annual revenues of approximately $20 million. Action on this request is anticipated in the second quarter of 2000. TXU Lone Star Pipeline is unable to predict the outcome of this case.

COMPETITION

   Customer sensitivity to energy prices and the availability of competitively priced gas in the non-regulated markets continue to cause competition in the electric-generation and industrial-user markets. Natural gas faces varying degrees of competition from electricity, coal, natural gas liquids, oil and other refined products throughout TXU Gas Distribution's service territory. Pipeline systems of other companies, both intrastate and interstate, extend into or through the areas in which TXU Gas Distribution's markets are located, creating competition from other sellers of natural gas. Competitive pressure from other pipelines and alternative fuels has caused a decline in sales by TXU Gas Distribution to industrial and electric-generation customers. As developments in the energy industry point to a continuation of these competitive pressures, TXU Gas Distribution intends to maintain its focus on customer service and the creation of new services for its customers in order to remain its customers' supplier of choice.

   TXU Lone Star Pipeline is the sole transporter of natural gas to TXU Gas Distribution's distribution systems. TXU Lone Star Pipeline competes with other pipelines in Texas to transport natural gas to new and existing industrial and power generation facilities as well as off-system markets. These businesses are highly competitive.

   Open Access -- TXU Lone Star Pipeline has been an open access transporter under Section 311 of the Natural Gas Policy Act of 1978 (NGPA) on its intrastate transmission facilities since July 1988. Such transportation is performed pursuant to Section 311(a)(2) of the NGPA and is subject to an exemption from the jurisdiction of the FERC under the Natural Gas Act, pursuant to Section 601 of the NGPA.

   Customers --There are no individually significant customers upon which the segment's business or results of operations are highly dependent.

                          US ENERGY MARKETING SEGMENT

GENERAL

   US Energy Marketing operations are engaged in purchasing and selling natural gas and electricity and providing risk management services for the energy industry throughout the US, other than within ERCOT.

Operating Statistics
Years Ended December 31

                                   1999     1998    1997*
                                  ------  -------  ------
TRADING VOLUMES

   Gas (Bcf)....................   1,102    1,115    292
   Electric (GWh)...............   6,544   16,268     --

OPERATING REVENUES (millions)...  $2,983  $ 3,199  $ 859


*For the period from acquisition of TXU Gas (August 5, 1997) to December 31,
 1997.

   TXU Energy Trading is headquartered in Houston, Texas, and its primary natural gas markets, both retail and wholesale, are in Texas, the Northeast, the Midwest and the West Coast. Other than within ERCOT, TXU Energy Trading engages in the physical purchase and sale of electricity in the wholesale markets throughout the US and is also engaged in power retail marketing, primarily in the Northeast region of the country.

   In the course of providing comprehensive energy products and services to its diversified client base, TXU Energy Trading engages in energy price risk management activities. In addition to the purchase and sale of physical commodities, TXU Energy Trading enters into futures contracts; swap agreements, where settlement is based on the difference between a fixed and floating (index based) price for the underlying commodity; exchange traded options; over-the-counter options, which are settled in cash or in the physical delivery of the underlying commodity; exchange-of-futures-for-physical transactions; energy exchange transactions; storage activities; and other contractual arrangements. TXU Energy Trading may buy and sell certain of these instruments to manage its exposure to price risk from existing contractual commitments as well as other energy-related assets and liabilities. It may also enter into contracts to take advantage of arbitrage opportunities. In order to manage its exposure to the price risk associated with these instruments, TXU Energy Trading has established trading policies and limits and revalues its exposures daily against these benchmarks. TXU Energy Trading also periodically reviews these policies to ensure they are responsive to changing market and business conditions.

   TXU Energy Trading's business is not specifically seasonal; however, the results of its operations are affected by price volatility in the underlying commodity markets. Price volatility in both natural gas and electric power is largely a result of supply and demand factors driven by weather conditions and physical constraints in the deliverability of these commodities. Arbitrage opportunities resulting from this price volatility are often greatest in the late summer, early fall and winter months for natural gas and the summer months for electricity.

COMPETITION

   TXU Energy Trading pursues opportunities to manage risks for non-affiliated companies. As electricity markets are deregulated and natural gas markets continue to evolve following the implementation of the 1992 Order 636 of the FERC, additional opportunities are created in the broader, more active trading markets and in the markets serving non-regulated customers. This highly competitive market demands that a wide array of services be offered, including term contracts with interruptible and firm deliveries, risk management, aggregation of supply, nominations, scheduling of deliveries and asset optimization strategies for both transportation capacity and storage.

   The activities of TXU Energy Trading continue to be developed. The strategy is to build system infrastructure and merchant trading capabilities in preparation for a deregulated electric industry in Texas.

   Customers -- There are no individually significant customers upon which the segment's business or results of operations are highly dependent.

                                 EUROPE SEGMENT

GENERAL

   European operations are engaged in the generation, purchase, distribution and sale of electricity and the production purchase and sale of natural gas primarily in the UK, with additional energy interests throughout the rest of Europe.

Operating Statistics
Year Ended December 31

                                                                 1999      1998*
                                                                 ----      ----
SALES VOLUMES
   Electric (Gigawatt-hours - GWh)
        Industrial and commercial...........................   19,698    15,459
        Residential.........................................   16,726     7,826
                                                              -------   -------
              Total electric................................   36,424    23,285
                                                              =======   =======

   Units Distributed (GWh)..................................   33,120    19,249

   Gas (Billion cubic feet - Bcf)
        Industrial and commercial...........................       77        51
        Residential.........................................       49        21
                                                              -------   -------
              Total gas.....................................      126        72
                                                              =======   =======


   Wholesale Energy Sales
        Electricity generated and sold to the Pool (GWh)....   78,950    51,060
        Gas (Bcf)...........................................      447       148

OPERATING REVENUES (millions)
        Electric
           Industrial and commercial........................  $ 1,357   $ 1,146
           Residential......................................    1,676       839
                                                              -------   -------
              Total electric operating revenues.............    3,033     1,985
                                                              -------   -------
        Distribution........................................      657       395
                                                              -------   -------
        Gas
           Industrial and commercial........................      247       125
           Residential......................................      318       135
                                                              -------   -------
              Total gas operating revenues..................      565       260
                                                              -------   -------
        Wholesale energy sales..............................    2,168     1,199
        Other...............................................      191       102
        Less intra-segment revenues.........................     (524)     (340)
                                                              -------   -------
              Total operating revenues......................  $ 6,090   $ 3,601
                                                              =======   =======

CUSTOMERS (end of year - in thousands)
        Electric............................................    2,931     3,211
        Gas.................................................      805       777


* For the period from acquisition (May 19, 1998) to December 31, 1998.

   Traditionally, the electric industry in the UK, including distribution, transmission and generation, has been highly regulated. Throughout England and Wales, electricity power stations, together with the transmission and distribution systems, constitute a single integrated network. Privatization of the UK electricity industry has opened the market to new participants. Each participant must be licensed to generate, transmit or supply electricity. Almost all electricity generated in England and Wales must be sold to and purchased from the wholesale trading market for electricity, commonly known as the Pool. Prices for electricity are set by the Pool for each half hour based on bids of generators and a complex set of calculations that matches supply and demand.

   The electric operations of TXU Europe Group are highly seasonal with a substantial proportion of its profits earned in the winter months. The purchase price for electricity in each half hour varies according to total demand, the amount of generation capacity available but not needed and the prices bid by generators. Consequently, the purchase price tends to be highest during mid-week afternoons in winter, when demand is highest, or in late fall, when a significant number of power stations undergo scheduled maintenance. Purchase prices are generally lowest during summer months. Seasonal variations in results are likely to continue under revised trading arrangements that are due to be introduced during 2000.

Energy Retail
-------------

   TXU Europe Group has integrated its electricity and gas retailing operations into a single energy business. The electricity retailing business involves the sale to customers of electricity that is purchased from the UK's electricity wholesale trading market (the Pool). Pool price risk is managed on behalf of the retail business by TXU Europe Energy Trading. The energy business is charged a regulated price by transmission and distribution companies, including Eastern Electricity, for the physical delivery of electricity.

   Eastern Electricity supplies electricity to customers in all sectors of the market and is one of the largest retailers of electricity in England and Wales. Eastern Electricity's service area, which covers approximately 20,300 square kilometers in the east of England and parts of north London, was one of four areas in the first group to be fully opened for competition. At December 31, 1999, Eastern Electricity supplied electricity to approximately 2.9 million customers. Industrial and commercial customers accounted for approximately 45% of Eastern Electricity's retail sales revenues.

   Eastern Natural Gas is one of the largest suppliers of natural gas in the UK. At December 31, 1999, TXU Europe Group's market share by volume was estimated at approximately 3.9% of gas delivered to the competitive market, which is the industrial and commercial market. At December 31, 1999, it was supplying 775,000 customers in the UK, ranging from residential households to large industrial companies.

   In June 1999, TXU Europe Group announced details of a program to restructure the energy retailing business in order to be more cost effective in the competitive energy markets. This program resulted in the closure of two principal offices with the loss of 300 permanent and 200 temporary positions. TXU Europe Group is seeking new ways to access the energy markets and to form more partnerships with the objective of reducing costs, improving access to customers and capitalizing on emerging new markets like the Internet.

Energy Management and Generation
--------------------------------

   TXU Europe Power is one of the largest generators of electricity in the UK. Its share of total UK generating capacity is approximately 9.4%. It currently owns, operates or has an interest in ten power stations in the UK. TXU Europe Power also owns Nedalo (UK) Limited, the largest supplier of small electrical combined heat and power plants, which are those with generating capacity of less than 1.5 MW.

UK Generation Facilities

   TXU Europe Group's current portfolio of power stations is predominately a mix of combined cycle gas turbine and coal-fired stations. It represents both plants which run throughout most of the year and plants which run only during periods of high demand. TXU Europe Group's portfolio of power stations provides flexibility in managing the price and volume risks of its energy contracts and has enabled TXU Europe Group to diversify its fuel supply risk. Information on TXU Europe Group's interests in power stations in the UK is set out in Item 2. Properties.

Non-UK Generation Facilities

   Czech Republic.  TXU Europe Group has an interest of approximately 84% in
   --------------
Teplarny Brno, a district heating and generation company based in Brno, the second largest city in the Czech Republic. Teplarny Brno owns oil and gas-fired plants that are capable of generating approximately 1,000 MW of energy in the form of steam and hot water, which is sold principally to industrial and residential customers. It also owns a 169 kilometer pipeline network for distributing heat to customers' premises. Teplarny Brno also has an electricity generation capacity of approximately 97 MW. The output is sold to the regional electricity company. A combined cycle gas turbine plant is currently undergoing final commissioning and will provide 86 MW of additional heat capacity and 95 MW of additional electricity generating capacity.

   Poland.  TXU Europe Group has a 49% interest in Zamosc Energy Company, a
   ------
joint venture with the Polish regional distribution company, Zamejska Korporacja Energetyczna SA, which was established to develop power plants in southeast Poland. A 125 MW combined cycle gas turbine project is being developed at Jaraslaw.

   Finland.  In November 1999, TXU Europe Group formed a joint venture company,
   -------
called TXU Nordic Energy, with certain shareholders of Pohjolan Voima Oy (PVO), Finland's second largest electricity generator. TXU Nordic Energy is entitled to the output from approximately 584 MW of PVO's thermal generating capacity and most of a wholesale trading business owned by the industrial shareholders of PVO. TXU Europe Group has an 81% share of the joint venture.

Other Projects

   In December 1998, TXU Europe Group received government consent to build a 215 MW combined heat and power plant to provide heat and power to Shotton Paper on Deeside. The power station will be built by ABB Alsthom with completion due in 2001.

   The UK government imposes an obligation on electricity suppliers to purchase a portion of their requirements from renewable energy sources under the non-fossil fuel obligation levy plan. Renewable energy sources are those that are not currently consumed faster than they are replenished. Renewable energy sources in this scheme include solar and wind power. In April 1999 TXU Europe announced that a one MW wind turbine in Northern Ireland had successfully completed tests and had begun generating electricity. As of December 31, 1999, TXU Europe Group had entered into development agreements in the UK for 110 MW installed capacity of on-shore wind projects under power purchase contracts that are awaiting planning consents from local authorities. An agreement outlining the main terms has been signed with joint developers for up to 100 MW of on-shore wind power in Portugal and 75 MW of electricity to be produced from forest waste with a further 12MW from small hydro schemes in the UK. Additional opportunities for renewable energy projects and large and small scale combined heat and power plants are being actively considered, together with other conventional generating projects.

Portfolio Management/Energy Trading
-----------------------------------

   Typically, holders of public electricity supply licenses issued under the UK Electricity Act 1989 of Great Britain (Electricity Act) in connection with supply and distribution within their authorized area are exposed to risk, as they are obliged to supply electricity to their customers at stable prices but have to purchase almost all the electricity necessary to supply those customers from the Pool at prices that are constantly changing. The ownership of generating assets provides a natural hedge against these risks; the use of financial instruments like contracts for differences provide another hedging alternative.

   TXU Europe Energy Trading coordinates TXU Europe Group's activities in managing risk. It provides support to TXU Europe Group's energy retail activities, taking into account its energy purchases and sales and its contract portfolios, including TXU Europe Group's generating assets and natural gas production interests. TXU Europe Energy Trading is responsible for setting the level of bids into the Pool for the output of each of TXU Europe Group's generating stations, other than Barking and the combined heat and power plants. TXU Europe Energy Trading uses this method to coordinate the operation of TXU Europe Group's generating stations with TXU Europe Group's fuel contract position and its retail and wholesale energy sales portfolios to TXU Europe Group's best advantage. It also coordinates the operation of TXU Europe Group's generating stations, taking into consideration the relative prices in the energy markets. TXU Europe Energy Trading also earns revenue by providing risk management services to other energy retailers to assist in managing their Pool/market price risk.

   TXU Europe Energy Trading manages TXU Europe Group's financial exposure to fluctuations in electricity prices by:

(i)    Managing its portfolio of contracts for differences;

(ii) Bidding both price and volume for TXU Europe Group's generation output, other than for the Barking plant and the combined heat and power plants, into the Pool for each half hour of the day; and

(iii) Deciding with the electricity retailing division of TXU Europe Group on the volume and pricing of sales in the competitive and ex-franchise markets.

   The overall electricity position for each half hour of the day is monitored by TXU Europe Energy Trading with the goal of optimizing electricity purchases and sales positions through the use of generation facilities, long and short-term retail sales contracts and appropriate financial instruments. The overall gas position is monitored in a similar way with additional opportunities presented through the operation of gas-fired power stations, storage facilities and the use of gas assets which are the source of electricity. Together, the overall electricity and gas positions are managed by reference to risk exposure limits that are monitored by a risk management team within TXU Europe Group.
The risk management team verifies that the trading instruments employed have been approved for use by TXU Europe Energy Trading and carries out credit checks on current and proposed counterparties. TXU Europe Group's ability to manage that risk in the future will depend, in part, on the terms of its supply contracts, the continuation of an adequate market for hedging instruments and the performance of its generating and gas assets which are the source of electricity.

   In order to help meet the expected needs of its natural gas wholesale and retail customers, including TXU Europe Group's power stations, TXU Europe Group has entered into a variety of gas purchase contracts. As of December 31, 1999, the commitments under long-term purchase contracts amounted to an estimated (Pounds)1.1 billion ($1.8 billion), covering periods of up to 15 years. Firm sales commitments, including estimated power station usage at the same date amounted to an estimated (Pounds)3.0 billion ($4.8 billion) covering periods up to 17 years.

   TXU Europe Energy Trading also purchases coal, oil and natural gas for TXU Europe Group's UK power stations and has equity interests in four natural gas-producing fields in the North Sea. In July 1999, TXU Europe Group significantly expanded its North Sea gas interests through the purchase of all of BHP Petroleum's assets in the Southern North Sea. The acquisition of Monument Oil's interest in the Johnson field in the North Sea was completed in December 1999. Further acquisitions in December 1999 increased TXU Europe Group's interest in the Johnston field to 64.2%.

   The energy management business also trades on the Nord Pool, the electricity trading market in Scandinavia, and has recently acquired access to 140 MW of hydro output in Norway for 55 years. This agreement also provides for TXU Europe Group to acquire an additional 47MW of hydropower in Norway. In Spain, TXU Europe Group has acquired a 5% minority shareholding in Hidroelectrica del Cantabrico, S.A. It has created a 50/50 joint venture trading company with Hidroelectrica del Cantabrico, S.A., Synergia Trading S.A., covering the Iberian peninsula.

   In September 1999, the energy management business established an office in Geneva, Switzerland, which will coordinate European energy management and development projects.

Electricity Networks
--------------------

UK

   TXU Europe Group's electricity networks business consists of the ownership, management and operation of the electricity distribution network within TXU Europe Group's authorized area. TXU Europe Group receives electricity in England and Wales from The National Grid Company plc (National Grid). TXU Europe Group then distributes electricity to end users connected to TXU Europe Group's power lines.

   Almost all electricity customers in TXU Europe Group's authorized area, whether franchise or competitive, are connected to and dependent upon TXU Europe Group's distribution system. TXU Europe Group distributes approximately 33,000 GWh of electricity annually to over three million customers, representing more than seven million people. The distribution by TXU Europe Group of electricity in its authorized area is regulated by its public electricity supply license, which, other than in exceptional circumstances, is due to remain in effect until at least 2025.

   TXU Europe Group receives electricity from National Grid at 21 supply points within its authorized area and three points in the authorized areas of neighboring regional electricity companies. Most of this electricity is received at 132 kilovolts. It is then distributed to customers through TXU Europe Group's system of approximately 35,000 kilometers of overhead lines, 55,000 kilometers of underground cable and numerous transformers and circuit breakers, through a series of interconnected networks operating at successively lower voltages. TXU Europe Group also receives electricity directly from generating stations located in its authorized area and, from time to time, from customers' own generating plants and connections with neighboring regional electricity companies.

   Most of the revenue from use of the distribution system is from TXU Europe Group's electricity retail operations. The rest is derived from holders of second tier supply licenses in respect of the delivery of electricity to their customers located in TXU Europe Group's authorized area.

   The distribution charges levied by subsidiaries of TXU Europe Group and the other regional electricity companies consist of charges for use of the system and charges for other services outside the scope of the price control, including connection charges. Distribution and supply charges are regulated by conditions in TXU Europe Group's public electricity supply license, which sets out a formula for determining the maximum average charge per unit distributed in any year. Most of the charges for the use of the distribution system are subject to distribution price controls. See Regulation and Rates below.

   On December 14, 1999, TXU Europe Group and EDF London Investments plc, a subsidiary of Electricite de France, entered into an arrangement for the creation of an equally held joint venture company. Employees of the joint venturers' subsidiaries, Eastern Electricity and London Electricity plc, will be employed by the new joint venture company in the management, operation and maintenance of those subsidiaries' respective electricity distribution networks. The physical assets, as well as all operating licenses, will continue to be owned by Eastern Electricity and London Electricity plc, respectively. An application was made to the European Commission's Merger Task Force for competition law clearance, and on February 8, 2000, the European Commission announced that it had cleared plans for the creation of the joint venture for competition law purposes. A separate application for regulatory clearance has been submitted to the Office of Gas and Electricity Markets (OFGEM). The joint venture will begin operations once these clearances are obtained, which may be as early as April 2000. By the time the joint venture starts operations, it is expected that the combined workforce will have been reduced by approximately 400. It is anticipated that the workforce currently engaged by Eastern Energy and London Electricity plc, will be further reduced by at least a similar number during the joint venture's first 18 months of operations. Primarily as a result of the creation of this joint venture, TXU Europe is expected to record a restructuring charge of approximately $50 million in the first half of 2000. By streamlining operations and reducing costs, the joint venture is expected to help offset the price reductions mandated by the recent distribution price review by OFGEM.

Czech Republic

   At December 31, 1999, TXU Europe Group had a 16.3% minority interest in Severomoravska Energetika a.s., a Czech electricity distribution and supply company. As of March 1, 2000 the interest has been increased to 21.9%.

Finland

   TXU Europe Group announced in May 1999 that it had agreed to make an investment in Savon Voima Oy (SVO), a regional electricity distributor in central Finland. The investment was a purchase of approximately 40% of SVO's share capital. SVO is currently owned by 29 local municipalities. There are put options exercisable by the municipalities which if exercised would automatically give TXU Europe Group a controlling stake. The purchase is part of TXU Europe Group's overall strategy to manage a flexible Scandinavian energy portfolio and to develop TXU Europe Groups's Scandinavian businesses working with local partners. The purchase was completed in December 1999.

REGULATION AND RATES

   The electricity industry in the UK, including TXU Europe Group, is subject to regulation under, among other things, the Electricity Act and UK and European Union (EU) environmental legislation. TXU Europe Group is also subject to existing UK and EU legislation on competition and regulation in its gas business. TXU Europe Group has all of the necessary franchises, licenses and certificates required to enable it to conduct its businesses. In addition, part of any profit on disposal of assets vested in TXU Europe Group at the time of its privatization is subject to recovery by the UK Secretary of State for Trade and Industry until March 31, 2000.

   TXU Europe Group expects proposals with respect to utility regulation to be part of legislation that will be introduced in 2000. The implementation of utility regulation could result in significant changes to the existing regulatory regime. There can be no assurance regarding the potential impact of regulatory changes, if any, on TXU Europe Group.

   Electricity Retailing -- Subject to specific exceptions, retail suppliers of electricity in the "ex-franchise" market in the UK are required either to have a public electricity supply license for an authorized area or to obtain a "second tier" supply license. Public electricity supply license holders are required under the Electricity Act to provide a supply of electricity upon request to any premises in their authorized area, except in specified circumstances. Each public electricity supply license holder is subject to various obligations under its public electricity supply license. These include prohibitions on cross-subsidies among its various regulated businesses and discrimination in respect of the supply of customers. Each public electricity supply license holder is also required to offer open access to its distribution network on non-discriminatory terms. This obligation includes a requirement not to discriminate between its own supply business and other users of its distribution system. Public electricity supply license holders are subject to separate controls on the tariffs to ex-franchise customers and in respect of distribution charges. OFGEM has just completed its review of the distribution and supply price controls.

   Electricity Supply Price Regulation -- Supply charges in the "ex-franchise" market are regulated by a maximum price control that applies directly to each tariff in the residential and small business customer market and effectively provides customers on these tariffs with price guarantees. On April 1, 1998, TXU Europe Group's tariffs were reduced by 8.9%, before adjustments for inflation. As provided in the formula, TXU Europe Group's tariffs were reduced by a further 3%, before adjustments for inflation, beginning April 1, 1999. There are no other changes in place for retail tariffs. On October 8, 1999, OFGEM issued proposed price adjustments for the electricity supply businesses. The final OFGEM report was issued at the end of November 1999, and accepted by TXU Europe Group in December 1999. The supply price adjustments become effective April 1, 2000. TXU Europe Group's directly controlled tariffs will be reduced by an average of 7.1% beginning April 1, 2000 as required by the new controls, giving rise to an estimated reduction in annual revenues of approximately (Pounds)15 million ($24 million).

   Gas Supply -- The natural gas supply activities of TXU Europe Group are principally regulated by the Director General of Gas Supply under the UK Gas Act 1986, as amended by the UK Gas Act 1995 and by the conditions of TXU Europe Group's gas licenses granted by the Director General of Gas Supply. Eastern Natural Gas currently holds a gas supplier's license. TXU Europe Group's natural gas supply business is not subject to price regulation. Subsidiaries of TXU Europe Group currently hold a gas shipper's license, a public gas transporter's and a gas operator's license.

   Generation -- Unless covered by an exemption, all electricity generators operating a power station in the UK are required to have generation licenses. The conditions attached to a generation license in the UK require the holder, among other things, to be a member of the Pool and to submit the output of the power station's generating units or turbines for central dispatch. Failure to comply with any of the generation license conditions may subject the licensee to a variety of sanctions, including enforcement orders by the Director General of Electricity Supply and license revocation if an enforcement order is not complied with.

   In the UK, each public electricity supply license currently limits the amount of generation capacity in which each regional electricity company may hold an interest without the prior consent of the Director General of Electricity Supply. These "own-generation" limits currently restrict the participation by a regional electricity company and its affiliates in generation to a level of approximately 15% of the simultaneous maximum electricity demand in that regional electricity company's authorized area at the time of privatization.
TXU Europe Group's limit is 1,000 MW. The Director General of Electricity Supply stated in January 1996 that he would be prepared to consider a regional electricity company's request to increase its own-generation capacity on the condition that it accept explicit restrictions on the contracts it signs with its own supply business. At a minimum, a regional electricity company would be prohibited from entering into contracts to provide the additional own-generation output to its franchise market. Following public consultation, the Director General of Electricity Supply set out the basis on which consents for regional electricity companies to acquire new generation capacity would be allowed. The specific consent of the Director General of Electricity Supply to the leasing by TXU Europe Group of approximately 6,000 MW of generating capacity from National Power, plc and PowerGen plc was later confirmed by the Office of Electricity Regulation covering England, Wales and Scotland and is not subject to the above-noted supply business restrictions. TXU Europe Group received government consent to build a combined heat and power plant at Shotton in December 1998 and the acquisition of additional generation capacity at Dowlais has been approved in principle by the Director General of Electricity Supply.

   In December 1999, following extensive consultation with the industry, the Director General of Electricity Supply published new proposals for generation licenses in order to promote fair competition in the generation and trading of electricity. The proposals seek to ensure that generators with positions of significant market power who are able to exert an upward influence on prices in the pool should ensure that their prices closely reflect their costs and that they do not take unfair advantage of any imperfections in the operation of the Pool. The Director General has proposed that these restrictions should cease one year after the introduction of the New Electricity Trading Arrangement
(NETA). TXU Europe has played an active part in these discussions and accepted the proposals on February 7, 2000. However, five generators rejected the proposals, and the matter has been referred to the UK competition commission. TXU Europe does not anticipate that these proposals will have a material adverse effect on revenues. The implementation of NETA, scheduled for introduction on October 1, 2000, is also likely to lead to a number of modifications to generation distribution, and retail electricity licenses.

   Energy Trading -- TXU Europe Energy Trading is permitted by the Financial Services Authority under the UK Financial Services Act 1986 to deal in contracts for differences, including futures and options. A subsidiary of TXU Europe Energy Trading is a joint holder of production licenses relating to its equity interests in four North Sea natural gas fields.

   Electricity Distribution Price Regulation -- A formula determines the maximum average price per unit of electricity distributed, in pence per kilowatt hour, that a regional electricity company is entitled to charge. This price, when multiplied by the expected number of units to be distributed, determines the expected distribution revenues of the regional electricity company for the relevant year.

   The formula permits regional electricity companies to retain part of their additional revenues due to increased distribution of units and allows for a pound sterling for pound sterling increase in operating profit for efficient operations and reduction of expenses within a review period. In relation to the next Distribution Price Control Formula review, scheduled to be implemented in April 2000, the Director General of Electricity Supply may reduce any increase in operating profit to the extent he determines it not to be a function of efficiency savings and/or, if genuine efficiency savings have been made, he determines that customers should benefit through lower prices in the future.

   On August 12, 1999, OFGEM issued a draft report, updated on October 8, 1999, and published in final form on December 2, 1999, proposing a range of substantial net revenue reductions for the distribution businesses of all regional electricity companies in the UK. The final proposals for Eastern Electricity incorporated an initial reduction in allowed revenues for regulated units of 28% from April 1, 2000 with further annual reductions of 3% per year for the next four years. TXU Europe Limited and TXU Europe Group estimate that the effect on revenues will be a reduction of about (Pounds)73 million ($120 million) in the year ending December 31, 2000 and of about (Pounds)100 million ($165 million) in the year ending December 31, 2001.

   The Director General of Electricity Supply may propose amendments to the Distribution Price Control Formula or any other terms of the license. In the cases where a public electricity supply license holder is not willing to accept modifications to the license conditions put forward by the Director General of Electricity Supply, the normal process would be for the Director General of Electricity Supply to refer the matter to Monopolies and Mergers Commission or, after March 1, 2000, its replacement, the Competition Commission, for a determination of whether continued operation without the proposed license modifications is in the public interest.

COMPETITION

   Electricity Retailing -- TXU Europe Group is an active participant in the competitive UK electricity market. The competitive market is made up of customers with maximum annual demand of more than 100 kW. It typically includes large commercial and industrial users. As of December 31, 1999, this market consisted of over 51,000 sites. TXU Europe Group estimates that this represents a market size of approximately (Pounds)6 billion ($9.7 billion) per year based upon electricity prices at that date. In addition, TXU Europe Group estimates that more than 85% of these sites are outside its authorized area, and that over 60% of its electricity sales to the competitive market are to customers outside its authorized area. TXU Europe Group had more than 13% of this market as of March 31, 1999. In December 1999 TXU Europe Group's volume in this market decreased as a result of a policy to accept business only when on profitable terms.

   Competition has been fully introduced for customers in all areas of Great Britain. New entrants to the competitive market have been limited to British Gas Trading Limited, Independent Energy and a small number of other companies. TXU Europe Group competes nationally for residential and small business customers and, by December 31, 1999, it was supplying 174,400 customers outside its traditional service area and had agreed contracts with a further 19,000 residential customers. At the same date, approximately 446,000 customers in TXU Europe Group's service area had transferred to other suppliers.

   There is no assurance whether or not competition among suppliers of electricity will adversely affect TXU Europe Group.

   Natural Gas Retailing -- As a result of UK government action in recent years, the UK retail gas supply market is open to competition. TXU Europe Group's main competitors are Centrica plc (trading as British Gas) and the gas marketing arms of some major oil companies. Further competition is provided by a number of other electricity companies and smaller gas suppliers that are independent of the major oil companies, which each have a minor presence in the market. TXU Europe Group intends to maintain a significant share of this market through high-quality customer service and competitive pricing.

   Generation -- TXU Europe Group's mix of generating plants enables it to operate in the sectors of the market for both plants that run throughout most of the year and plants that run only during periods of high demand, and to spread its fuel risks. The generation market will be affected by the outcome of the review of energy sources by the UK government and the regulatory review of electricity trading arrangements.

   Electricity Networks -- At present, TXU Europe Group experiences little competition in the operation of its electricity distribution system. In limited circumstances, some customers may establish or increase capacity for their own generation by becoming directly connected to National Grid or by establishing their own generating capacity; they then avoid charges for the use of the distribution system. TXU Europe Group does not currently consider this a significant threat to its electricity networks business.

   Customers -- There are no individually significant customers upon which the segment's business or results of operations are highly dependent.

                               AUSTRALIA SEGMENT

GENERAL

   Australian operations are engaged in the purchase, distribution, trading and retailing of electricity and natural gas, primarily in the State of Victoria, Australia.

Operating Statistics
Years Ended December 31

                                               1999*    1998    1997
                                              ------   ------  ------
SALES VOLUMES
     Electric (gigawatt-hours - GWh)
            Residential.....................   2,543    2,468   2,410
            Commercial......................   1,410    1,346   1,250
            Industrial......................   1,556    1,399   1,530
                                              ------   ------  ------
                Total electric..............   5,509    5,213   5,190
                                              ======   ======  ======


     Gas (billion cubic feet - Bcf)
            Residential.....................      19       --      --
            Commercial......................      16       --      --
            Industrial......................      16       --      --
                                              ------   ------  ------
                Total gas...................      51       --      --
                                              ======   ======  ======

OPERATING REVENUES (millions)
     Electric
            Residential.....................  $  188   $  208  $  223
            Commercial......................      97       88     112
            Industrial......................      80       65      95
                                              ------   ------  ------
                Total electric..............     365      361     430
                                              ------   ------  ------
     Gas
            Residential.....................     113       --      --
            Commercial......................      42       --      --
            Industrial......................      42       --      --
                                              ------   ------  ------
                Subtotal....................     197       --      --
            Less agency and management
              fees..........................      67       --      --
                                              ------   ------  ------
                Net gas revenues                 130       --      --
                                              ------   ------  ------
     Other..................................     187       78      59
                                              ------   ------  ------
                Total operating revenues....  $  682   $  439  $  489
                                              ======   ======  ======

CUSTOMERS (end of year - in thousands)
     Electric...............................     511      500     489
     Gas....................................     410       --      --

DEGREE DAYS
     Cooling................................     239      236     292
     Heating................................   1,199    1,387   1,360


*Volumes and revenues include Westar/Kinetik Energy from date of acquisition on February 24, 1999.

Networks
--------

     The Networks business distributes electricity to approximately 500,000 supply points located in the eastern suburbs of Melbourne and in rural areas in eastern Victoria, and natural gas to approximately 400,000 supply points located in the western suburbs of Melbourne and in rural towns in western Victoria. It also operates a Western Underground Gas Storage (WUGS) facility in western Victoria.

   Electricity -- Eastern Energy is the holder of an electricity distribution license, which provides a right to distribute electricity within a defined geographical area in accordance with a set of conditions that attach to the license. Virtually all customers within Eastern Energy's service territory are connected to its distribution network, whether electricity is purchased from Eastern Energy or any other retail supplier. There is, however, open access to the distribution network. Open access means that all retailers licensed to sell electricity in Victoria have equal rights of access to the distribution network. Eastern Energy has the right to charge network tariffs to the retailers who access its network. These charges provide the primary revenue of its electricity network.

   Eastern Energy's distribution area covers approximately 31,000 square miles from the outer eastern metropolitan suburbs of Melbourne to the eastern coastal areas of Victoria and north to the New South Wales border. The distribution service territory encompasses three of the four fastest-growing suburban areas in Melbourne, Australia's second-largest city. Almost 60 percent of Eastern Energy's customers live in suburban Melbourne.

   Eastern Energy distributes electricity to approximately 500,000 customers in a distribution territory with a population of approximately 1.2 million. The region accounts for approximately 28% of Victoria's population and approximately 35% of its total territory. Eastern Energy's service territory has the fastest population growth rate of the service territories of the five Victorian distribution companies, and is expected to average an annual population growth of approximately 1.5% for the next ten years. Eastern Energy's service territory has a predominantly residential and commercial customer base, but also includes a diverse range of industrial customers, including logging paper mills, food manufacturers, electricity generators, dairy producers and other light industry. Eastern Energy's distribution network consists of approximately 24,000 miles of distribution lines.

   Gas -- Westar is the holder of a gas distribution license, which provides a right to distribute gas within a defined geographical area in accordance with a set of conditions that attach to the license. Westar charges retailers (including Kinetik Energy) tariffs for providing distribution services. Under the regulatory arrangements, the initial tariffs are subject to increase or decrease based on a formula (CPI-X) based on the Consumer Price Index and a multiplier that has been set through December 2002. TXU Australia also earns revenue from other activities related to its distribution business, some of which are regulated on a "fair and reasonable" basis.

   Westar's gas distribution network includes approximately 4,800 miles of pipelines over approximately 800 square miles in the western and northwestern Melbourne metropolitan area, together with 19 rural localities in central and western Victoria.

   Westar's initial distribution territory covers part of both Kinetik Energy and Ikon Energy's retail non-contestable agency areas. In addition, Westar also transports gas for use by affiliates of Esso Resources Australia Ltd.
(Esso) and BHP Petroleum Pty Ltd. (BHPP) at sites within its distribution areas pursuant to the terms of a gas transportation deed between the Gas and Fuel Corporation (GASCOR), Esso and BHPP.

   WUGS -- In November 1998, TXU Australia purchased the rights to construct and operate an underground gas storage facility near Port Campbell in western Victoria. Construction was completed in August 1999. It is expected to be fully operational in 2000. It both processes raw gas and stores processed gas.

   TXU Australia agreed to acquire three additional gas fields in the Port Campbell area together with their remaining gas reserves. The acquisition included the right and the obligation to build gas processing facilities to process both TXU Australia's own gas and gas from other producers. Pursuant to an Underground Storage, License and Sale Agreement with the State of Victoria, WUGS is required to keep its business separate from the retail business of TXU Australia and must not offer discriminatory terms in favor of related businesses. WUG's customers are Kinetik Energy and other gas retailers for storage services and gas producers for gas processing. WUGS provides TXU Australia with the strategic advantage of having ready access to an alternative supply of natural gas at times of peak demand.

Retail
------

   The Retail business sells electricity to approximately 500,000 customers located in the eastern suburbs of Melbourne and in rural areas in eastern Victoria, and natural gas to approximately 400,000 customers located in the northern suburbs and central business district of Melbourne and in rural towns in the west of the State of Victoria.

   Electricity -- Eastern Energy has retailing licenses to sell electricity to contestable customers (those subject to competition) in Victoria, New South Wales, Queensland, South Australia and the Australian Capital Territory. Eastern Energy also holds an exclusive franchise to sell electricity to retail customers with electricity loads of less than 160 MWh/year within the same geographic area of Victoria as its distribution license. This franchise is in effect until January 1, 2001, when all customers become able to purchase from retailers of their choice.

   Gas -- Kinetik Energy has a retail license, which gives it the exclusive right to supply gas to approximately 400,000 non-contestable customers in its geographic agency area, as agent for GASCOR. Its license also gives it the right to supply gas to any customer in Victoria after contestability. The Victorian Government has set a staggered timetable, by which different classes of customers become contestable. The first stage of contestability began on October 1, 1999 and the market will become fully contestable by September 1, 2001.

   Large industrial and commercial customers that have individual sales contracts have the option of terminating their contracts when they become contestable, subject to paying all outstanding charges. The current portfolio of business customers includes food manufacturing, chemicals, paper, health, hospitality and recreation. Approximately 52% of Kinetik Energy's agency customers are connected to Westar's distribution network, with the balance connected to other distributors' systems.

Energy Trading
--------------

   The Energy Trading business manages electricity and gas supplies, including purchasing gas and electricity, trading electricity (both physical and derivatives) within approved risk limits, managing electricity hedging agreements, and managing gas supplies from WUGS.

   Electricity -- In the eastern Australia electricity supply industry, generators producing over 30 MW are required to offer all of their energy output for sale through the wholesale market. Holders of retail electricity licenses are required to participate in and comply with rules established by the wholesale market operators. TXU Australia and other distribution and retail companies in Victoria purchase most of their electric energy needs from the National Electricity Market.

   Because the spot price of electric energy can vary substantially from time to time, TXU Australia is exposed to the risk arising from the difference between the fixed price at which they sell electricity and the variable price at which they purchase electricity from the wholesale market. To manage this risk, it enters into hedging contracts with electric energy generators and others to manage exposure to such price fluctuations. TXU Australia also enters into various derivative instruments for the purposes of arbitrage and trading in the Australian energy market. The instruments include swaps, options, futures and forwards.

   In May 1999, Eastern Energy entered into a twenty-year option agreement with AES Ecogen which owns 966 MW of gas-fired generation that is typically used during peak periods of demand for electricity in Victoria. The agreement provides Eastern Energy with the option to enter into contracts with AES Ecogen that require the exchange of cash for the difference between the amounts specified in the agreement and the then current spot price of electricity. Eastern Energy made an initial option payment of A$200 million ($131 million) and is required to make further future payments. Kinetik Energy also has an agreement to supply gas to AES Ecogen for 20 years.

   Gas -- Approximately 98% of Victoria's current gas supply of 158 Bcf per annum is sourced from Esso Resources Australia Ltd and BHP Petroleum Pty Ltd. A gas spot market opened in Victoria in April 1999. Kinetik Energy must specify the injections (volume and price) it is willing to make from its supply sources, and must settle any imbalance between its injections and the demands of its customers with counterparties in the spot market. Because of the dominant volume of the Esso/BHPP supply source, market price volatility has been minimal to date.

REGULATION AND RATES

   Gas and Electricity -- Entities operating in the gas and electricity industries in Victoria operate under several legislative acts, regulations and legal documents that form the regulatory framework. This regulatory framework is outlined below.

   Gas Industry Act 1994 and Electricity Industry Act 1993, as amended -- These Acts are the primary legislation governing the reformed gas and electricity industries in Victoria. They complement the national regulatory framework (see National Access Regime below). They contain the provisions relating to the privatization of the gas and electricity industries, establish the functions of the key regulatory bodies in the industries and provide for the establishment of the key regulatory instruments taking effect under the Acts, such as the Market and System Operations Rules, the Victorian Gas Industry Tariff Order, the Victorian Electricity Supply Industry Tariff Order and the distribution and retail licenses. They also contain industry cross-ownership restrictions and government emergency powers.

   Office of the Regulator-General Act 1994 -- This Act establishes the Office of the Regulator General (ORG), which has general regulatory authority over regulated industries in Victoria, including gas and electricity. The ORG has the power to issue licenses for the generation, transmission, distribution and retailing of gas and electricity in Victoria, and regulates tariffs. It also enforces and administers the various codes applicable to these licenses, and the application of the Victorian Gas Industry Tariff Order and Victorian Electricity Supply Industry Tariff Order. These two tariff orders regulate, among other things, the prices that the distributors and retailers may charge. Until the tariffs are reset, they may be varied (apart from the CPI - X formula) only to allow for a pass through of certain new taxes, with the consent of the ORG. The tariffs charged by retailers to non-contestable customers may also be varied, with the consent of the ORG, in the case of certain force majeure events.

   The distribution tariffs applying to Eastern Energy are effective until December 31, 2000. The ORG plans to issue a determination of the maximum prices for use of the electrical network for the period from January 2001 to at least December 31, 2005. Maximum retail prices for remaining franchise electricity customers, those with usage below 160MWh/year, are fixed by the Tariff Order until December 31, 2000. Retail prices for non-franchise customers are subject to competitive forces and are not regulated. All electricity retail prices are scheduled to be deregulated beginning January 1, 2001.

   The distribution tariffs applying to Westar are effective until December 31, 2002, at which time a price review process will occur prior to new tariffs being approved by the ORG for the following five-year period. After the next rate period, prices will be set for periods nominated by Westar and approved by the ORG.

National Access Regime

   Gas Industry -- On July 1, 1999, the national regulatory regime for regulation of access to gas transmission and distribution systems was implemented in Victoria. This regime is comprised of the Gas Pipelines Access Law and the National Third Party Access Code for Natural Gas Pipeline System (National Access Code).

   Westar's pipelines transferred to it from GASCOR are subject to the National Access Code. However, Westar has an existing access arrangement approved by the ORG that applies until December 31, 2002, which is deemed to be an access arrangement for the purposes of the National Access Code.

   Westar's access arrangement provides that it will supply distribution services in accordance with the Distribution Code. The access arrangement further provides that Westar will charge for these services in accordance with the tariffs for tariffed distribution services set out in the Victorian Gas Industry Tariff Order. With the exception of extensions that service more than 5,000 customers, Westar's access arrangement will apply to any extensions or expansions of the system. Pricing arrangements applicable to these extensions or expansions are set out in the access arrangement.

   Under the National Access Code, Westar is able to specify in an access arrangement certain "fixed principles" that will apply to the pricing provisions of its next access arrangement. The fixed principles that will apply to Westar's next access arrangement, will apply for five years from January 1, 2003. They are set out in the Victorian Gas Industry Tariff Order and include a requirement for the regulator to:

(i)    use CPI-X and not rate of return regulation;
(ii) ensure a fair sharing of efficiency gains between customers and the distribution business;
(iii) consider the cost of supplying the services which the distributor supplies; and
(iv)   consider any relevant benchmarks in comparable private sector industries.

   Electric Industry -- On December 13, 1998, the National Electricity Market commenced operation in Australia. The National Electricity Market, operated by the National Electricity Market Management Company (NEMMCO), is a wholesale market for the sale of electricity which is combined with an open access regime for the use of physical electricity networks within the participating states of Australia.

   The National Electricity Market currently operates a wholesale electricity pool into which all electricity output from generators within Victoria, New South Wales and South Australia is centrally pooled and scheduled to meet the electricity demand of those States. NEMMCO matches the supply and demand requirements among participants in the National Electricity Market. Generators bid their electricity into the market, offering NEMMCO different prices for the generation levels. In turn, market customers submit bids and quantities of demand they wish to be scheduled. These are evaluated and watched with bids by NEMMCO to minimize the cost of meeting demand and determine the electricity price generators are paid for the electricity they sell into the market. The clearing price is calculated at half hour intervals each day. It is often referred to as the "spot price".

   With limited exception, all electricity generated in Victoria must be traded in an electricity pool. Thus, all significant generators are pool participants. Each electricity supplier is required to purchase electricity either through a pool, unless the electricity is purchased and consumed on the site of a generating station or purchased from a generator too small to trade through a pool or through another supplier who has purchased that electricity from a pool. A contestable customer may also apply to NEMMCO to become a participant in a pool. New participants will be admitted to a pool if they satisfy NEMMCO that they have sufficient financial standing to meet their financial and other obligations under the rules of such pool and that they will be able to maintain compliance with the National Electricity Code.

   Eastern Energy is registered as a market customer for the purposes of the market established under the National Electricity Code, and purchases its power requirements from the National Electricity Market. It manages its risk of exposure to high prices in this market, however, by entering into hedging arrangements with market generators.

COMPETITION

   Electric Retail -- In July 1996, customers in Victoria with loads greater than 750 MWh/year became contestable. In July 1998, customers with loads between 160 and 750 MWh/year became contestable. Together these two customer classes accounted for approximately 49% of total Victorian volumes. In both cases, the introduction of contestability was accompanied by the entry of several new retailers into the market, significantly lower prices and switching between retailers. Because of the low profitability of serving these customers, volume retention has not been a priority to TXU Australia. The final class of customers with loads below 160 MWh/year will become contestable in January 2001. Based on information available from the experience of mass-market competition in other industries and other countries, TXU Australia expects that the competition will be less intense for these smaller customers.

   Gas Retail -- Gas consumers, including new connections (except certain affiliates of Esso and BHPP), are supplied by GASCOR and are not subject to competition until the dates set out below:


                                            Customer Load
           Date                               (GJ/year)*
           ----                         --------------------
           Currently                    greater than 500,000
           March 1, 2000                   100,000-499,999
           September 1, 2000                 5,000-99,999
           September 1, 2001                  All others

* GJ =gigajoules.  One gigajoule = approximately .92 Mcf.

   Contestable customers will be able to choose their own gas retailer. TXU Australia will cease to supply gas as an agent of GASCOR to customers who have become contestable and will commence supplying contestable customers in its own right with gas purchased from GASCOR and other sources.

   On average, as competition was introduced in stages in Victoria, customers in the early tranches of competition were less profitable to TXU Australia than those in the later tranches. While the market is expected to be competitive, TXU Australia does not expect the same intensity of competition in the early stages as has been experienced in electricity in Victoria. The incumbent retailers have a significant advantage over new retailers in their long-term supply contracts with GASCOR. The final class of customers, with loads below 5,000 GJ/year, will become contestable in September 2001. As with competition in the electric industry, TXU Australia's expectation is that the competition will be less intense for these smaller customers.

   Customers -- There are no individually significant customers upon which the segment's business or results of operations are highly dependent.

                               OTHER BUSINESSES

GENERAL

   Other business operations consist of telecommunications, retail energy services, international gas operations, power development and other energy development activities. None of these operations is of such magnitude as to constitute a segment. The telecommunications operations are the most significant business within this group.

REGULATION AND RATES

   TXU Communications is not subject to direct rate or service regulation. However, its affiliates, TXU Communications Telephone Company and TXU Communications Telecom Services Company, are regulated at both the state and federal level. TXU Communications Telephone Company is a local exchange company providing a variety of local and intrastate long-distance services. TXU Communications Telephone Company is regulated in Texas by the PUC. This regulation applies to the geographical areas served, the intrastate local and long-distance rates and tariffs and the intrastate access services provided by TXU Communications Telephone Company. Because TXU Communications Telephone Company has elected to provide intrastate services under an incentive rate regulation plan available under the PUC's enabling statute, intrastate rates are subject to only limited regulation by the PUC. TXU Communications Telephone Company is also regulated by the Federal Communications Commission (FCC), primarily with respect to interstate access rates and services. TXU Communications Telecom Services Company provides long-distance service in the States of Texas and Louisiana as well as interstate long-distance service, which is regulated by the FCC. Intrastate, interexchange service is regulated by the respective state commissions. In Texas, regulation is limited to certification to do business and the filing of rate sheets. The rates charged are not subject to direct regulation by the PUC. In Louisiana, TXU Communications Telecom Services Company is required to file rate tariffs, but rate regulation is subject to maintaining rates for services within a "band" or range of rates set by the Louisiana Public Service Commission. At the federal level, TXU Communications Telecom Services Company's interstate long-distance rates are filed in the form of rate sheets. The FCC does not establish rates for interstate long-distance service, since such services are subject to competition from a large number of interexchange long-distance service providers.

COMPETITION

   TXU Communications's long-distance service at both the intrastate and interstate level is subject to competition. Interexchange long-distance service has been subject to competition for more than ten years. TXU Communications Telecom Company competes with numerous interexchange carriers ranging from small resellers to large, facilities-based carriers such as AT&T and MCI WorldCom. While monitored by regulatory authorities, rates for these long-distance services are largely market based and essentially have been deregulated.

   Upon divestiture of the Bell System, the state was divided into long-distance calling areas called Local Access Transport Areas (LATA's). IntraLATA equal access was implemented January 1, 1999 so that customers may select a preferred long distance carrier for their intraLATA calling needs. TXU Communications Telephone Company has over 113,000 access lines and also provides intrastate intraLATA long-distance service.

   TXU Communications Telephone Company is also subject to, but to date has not experienced significant levels of, local competition. It is too early to predict whether significant local competition will emerge in TXU Communications Telephone Company's service area.

                             ENVIRONMENTAL MATTERS
                             ---------------------

US SEGMENTS

   TXU and its US subsidiaries are subject to various federal, state and local regulations dealing with air and water quality and related environmental matters. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.)

   Air -- Under the Texas Clean Air Act, the Texas Natural Resource Conservation Commission (TNRCC) has jurisdiction over the permissible level of air contaminant emissions from generating facilities located within the State of Texas. In addition, the new source performance standards of the Environmental Protection Agency (EPA) promulgated under the Federal Clean Air Act, as amended (Clean Air Act), which have also been adopted by the TNRCC, are applicable to certain generating units. TXU Electric's generating units have been built to operate in compliance with applicable regulations and emission standards promulgated pursuant to these Acts; however, due to variations in the quality of the lignite fuel, operation of certain of the lignite-fueled generating units at reduced loads is necessary from time to time in order for TXU Electric to maintain compliance with these standards at these units. With these occasional reduced loads, TXU Electric has achieved and continues to achieve material compliance with the Clean Air Act's emission standards.

   The Clean Air Act includes provisions which, among other things, place limits on the SO2 emissions produced by generating units. In addition to the new source performance standards applicable to SO2, the Clean Air Act required that fossil-fueled plants meet certain SO2 emission allowances by 1995
(Phase I), and requires more restrictions on SO2 emission allowances by 2000 (Phase II). TXU Electric's generating units were not affected by the Phase I requirements. The applicable Phase II requirements currently are met by 52 out of 56 TXU Electric generating units to which those requirements apply. Because the SO2 emissions from the other four units are relatively low and alternatives are available to enable these units to reduce SO2 emissions or utilize compensatory reduction allowances achieved at other units, material compliance with the applicable Phase II sulfur dioxide requirements is not expected to have a significant impact on TXU Electric.

   To meet these SO2 requirements, the Clean Air Act provides for the annual allocation of SO2 emission allowances to utilities. Under the Clean Air
Act, utilities are permitted to transfer allowances within their own systems and to buy or sell allowances from or to other utilities. The EPA grants a maximum number of allowances annually to TXU Electric based on the amount of emissions from units in operation during the period 1985 through 1987. TXU Electric intends to utilize internal allocation of emission allowances within its system and, if cost effective, may purchase additional emission allowances to enable both existing and future electric generating units to meet the requirements of the Clean Air Act. TXU Electric may also sell excess emission allowances. TXU Electric is unable to predict the extent to which it may generate excess allowances or will be able to acquire allowances from others if needed but does not anticipate any significant problems in keeping emissions within its allotted allowances.

   TXU Electric's generating units meet the NOx limits currently required by the Clean Air Act. The TNRCC and the EPA have proposed rules that will require NOx emission reductions at TXU Electric's generating units in the Dallas-
Fort Worth area.    Additionally, in 1996, TXU Electric elected for an early
opt-in under Phase I related to NOx limits for its coal-fired generating units.  This election locks in NOx limits for these generating units for a
ten-year period.   The Clean Air Act also requires studies, which began in 1991, by the EPA to assess the potential for toxic emissions from utility boilers.
TXU Electric is unable to predict either the results of such studies or the effects of any subsequent regulations. Recently, the EPA issued proposed rules for regional haze; the impact of these proposed rules, if adopted, is unknown at this time.

   In December 1997, the Conference of the Parties of the United Nations Framework Convention on Climate Change adopted the Kyoto Protocol, which specifies targets and timetables for certain countries to reduce greenhouse gas emissions. TXU Electric is unable to predict whether the Kyoto Protocol will be ratified by the United States Senate and to what extent, if any, such protocol might impact TXU Electric.

   In 1997, the Clean Air Act required some companies to submit Title V Operating Permit applications for many of their facilities, including TXU Electric's generating facilities. All required Title V Operating Permit applications have been filed, and TXU Electric has received Title V Operating Permits for many of its facilities. TXU Electric anticipates the approval of all pending permit applications.

   Major air pollution control provisions of the 1999 Restructuring Legislation require a 50% reduction in NOx emissions from "grandfathered" electric utility generating units and a 25% reduction in SO2 emissions from "grandfathered" electric utility generating units. This legislation also provides for an "opt-in" of permitted units as an alternative to achieve the same reductions, and recovery of reasonable environmental improvement costs as stranded costs upon approval by the PUC.

   The TNRCC has also recently proposed revisions to its State Implementation Plan (SIP) rules that would require an approximately 88% reduction in NOx emissions from electric utility units in the Dallas-Fort Worth ozone non-attainment area. The costs of SIP reductions are eligible for recovery as stranded costs provided they satisfy the standards for recovery of environmental improvement costs established by the 1999 Restructuring Legislation provisions.

   Additional Clean Air Act regulations have been proposed and others are not yet finalized by the EPA. TXU Electric believes that the requirements necessary to be in compliance with additional EPA regulatory provisions probably can be met as they are developed. Estimates for the capital requirements related to the Clean Air Act are included in TXU Electric's estimated construction expenditures. TXU Electric currently believes that if the rules and regulations under the Clean Air Act are adopted as proposed, operating costs that will be incurred under operating permits, new permit fee structures, capital expenditures associated with equipment modifications to reduce emissions, or any expenditures on monitoring equipment, in the aggregate, will not have a materially adverse effect on TXU Electric's financial position, results of operations or cash flows.

   Water -- The TNRCC, the EPA and the RRC have jurisdiction over water discharges (including storm water) from all domestic facilities. TXU Electric's and TXU Gas' facilities are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TXU Electric and TXU Gas have obtained all required waste water discharge permits from the TNRCC, the EPA and the RRC for facilities in operation and have applied for or obtained necessary permits for facilities under construction. TXU Electric and TXU Gas believe they can satisfy the requirements necessary to obtain any required permits or renewals.

   Other -- Diversion, impoundment and withdrawal of water for cooling and other
purposes are subject to the jurisdiction of the TNRCC.   TXU Electric possesses
all necessary permits for these activities from the TNRCC for its present operations.

   Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act (Texas Act) and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, (RCRA) and the Toxic Substances Control Act (TSCA). The EPA has issued regulations under the RCRA and TSCA, and the TNRCC and the RRC have issued regulations under the Texas Act applicable to TXU Electric's facilities. TXU Electric has registered solid waste disposal sites and has obtained or applied for such permits as are required by such regulations.

   Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas has agreed to a compact with the States of Maine and Vermont for a disposal facility that would be located in Texas. That compact was ratified by Congress and signed by the President in 1998. The State of Texas had proposed to license a disposal site in Hudspeth County, Texas, but in

October 1998 the TNRCC denied that license application. No appeal was taken from the denial of the license application, and that denial is now final. The nature and extent of future efforts by the State of Texas to provide for a disposal site are presently uncertain. TXU Electric will continue to ship low-level waste material off-site for as long as an alternative disposal site is available. Should existing off-site disposal become unavailable, the low-level waste material will be stored on-site. TXU Electric's on-site storage capacity is expected to be adequate until other off-site facilities become available.

EUROPE

   TXU Europe Group's businesses are subject to numerous regulatory requirements with respect to the protection of the environment. The electricity generation industry in the UK is subject to a framework of national and EU environmental laws which regulate the construction, operation and decommissioning of generating stations. Under these laws, each generating station operated by TXU Europe Group is required to have an authorization which regulates its releases into the environment and seeks to minimize pollution of the environment taken as a whole, having regard to the best available techniques not entailing excessive cost. These authorizations are issued by the Environment Agency which has the responsibility for regulating the impact of TXU Europe Group's generating stations on the environment. The principal laws which have environmental implications for TXU Europe Group are the UK Electricity Act, the UK Environmental Protection Act 1990 and the UK Environment Act 1995.

   The UK Electricity Act requires TXU Europe Group to consider the preservation of natural beauty and the conservation of natural and man-made features of particular interest when it formulates proposals for development of power stations with a capacity in excess of 50 MW or installation of overhead power lines. Environmental assessments are required to be carried out in some cases, including overhead line constructions at high voltages and generating station developments. TXU Europe Group has produced Environmental Policy Statements and Electricity Act Schedule 9 Statements which explain the manner in which it complies with its environmental obligations.

   TXU Europe Group has approximately 680 and 192 kilometers of underground cables insulated with an oil-filled wrap which operate at 33-kV and 132-kV, respectively. This type of cable is in common use by utilities in the UK and parts of continental Europe. These cables generally supply substantial amounts of electricity to large substations in urban areas and to large customers. Most of TXU Europe Group's cables are between 30 and 50 years old. TXU Europe Group operates these cables in accordance with the UK Environment Agency's Operating Code for Fluid-Filled Cables, monitoring and repairing both gradual and substantial leaks that arise through age deterioration and damage by a third party. TXU Europe Group has a program to reduce oil leakage and minimize the possibility of pollution to watercourses and ground water. This involves establishing a more effective standard procedure for dealing with cable leaks and implementation of an effective monitoring system. TXU Europe Group also has a plan for gradual replacement and refurbishment of these cables with more modern solid cables in the future. TXU Europe Group believes that its existing monitoring systems and planned replacement and refurbishment program effectively minimize the risk of major environmental incidents or additional replacement expenditures. TXU Europe Group could incur significant expenditures if it were required to replace its fluid-filled cables, other than in the ordinary course of business, pursuant to new or existing legislation; however, TXU Europe Group is not aware of any plans of any governmental authority to impose that kind of requirement.

   The principal EU Directive affecting atmosphere emissions to the environment currently in force is the Large Combustion Plants Directive. The Large Combustion Plants Directive required the UK to reduce from 1980 levels its SO2 emissions from its existing plants by 60% by 2003 and NOx emissions by 30% by 1998. The Large Combustion Plant National Plan is the mechanism by which the Large Combustion Plants Directive has been implemented in the UK and sets annual targets for reductions in emissions for the electricity industry. Discussions are under way in the EU regarding an update of the Large Combustion Plants Directive which will introduce tighter emission controls as well as national limits for 2010. The UK government has recently made a review of energy sources and electricity trading arrangements and has made proposals regarding new limits for SO2 emissions to apply in the period to 2005. The government is expected to propose tighter controls on NOx emissions in the near future. TXU Europe Group is examining the economic and practical implications of fitting a flue gas desulphurization plant to its West Burton station to reduce the sulphur output of the plant; the flue would operate beginning in autumn 2003.

   At a local level, the UK's Air Quality Strategy provides set targets for 2005 and places a duty on local authorities to review air quality with a view to setting up action plans for management in places where targets are unlikely to be met. When adverse meteorological conditions occur, some generating stations might have to introduce measures to comply with these targets, which could include installation of costly equipment or reduction of the operating level of the stations.

   The UK is a signatory to the Kyoto Protocol and this involves a 12% reduction in carbon dioxide emissions by 2010 if the Protocol is ratified. The UK government is proposing to introduce a tax on the business use of energy in order to reduce energy consumption. TXU Europe Group is unable to predict what impact any implementation of the Kyoto Protocol would have on it.

   TXU Europe Group believes that it is currently in compliance with, has taken, and intends to continue to take, measures to comply, in all material respects, with the applicable law and government regulations for the protection of the environment. There are no material legal or administrative proceedings pending against TXU Europe Group with respect to any environmental matter.

   All the regional electricity companies are obliged to obtain a specified amount of generating capacity from renewable, or non-fossil fuel, sources. Because electricity generated from renewable energy sources is generally more expensive than electricity from fossil fuel plants, a non-fossil fuel obligation levy has been instituted to reimburse the generators and the regional electricity companies for the extra costs involved. The Director General of Electricity Supply sets the rate of the non-fossil fuel obligation levy annually. The current non-fossil fuel obligation levy is 0.9% of the value of sales of electricity made in England and Wales and 0.8% of the value of sales of electricity made in Scotland.

AUSTRALIA

   TXU Australia is subject to various Australian federal and Victorian state environmental regulations, the most significant of which is the Victorian Environmental Protection Act of 1970 (VEPA). VEPA regulates, in particular, the discharge of waste into air, land and water, site contamination, the emission of noise and the storage, recycling and disposal of solid and industrial waste. VEPA establishes the Environmental Protection Authority (Authority) and grants the Authority a wide range of powers to control and prevent environmental pollution. These powers include issuing approvals for construction of works, which may cause noise or emissions to air, water or land, waste discharge licenses and pollution abatement notices. No licenses or works approvals from the Authority are currently required for activities undertaken by Eastern Energy and Westar/Kinetik Energy. TXU Australia is in the process of applying for a permit from the Authority to operate the Iona facility of WUGS.

   Westar has certain properties that are contaminated. A liability of A$12 million ($8 million) for land reclamation in relation to properties that are contaminated is recorded in the balance sheet. The liability is based on the estimate of the land reclamation costs following limited site reviews and testing. The cost of reclamation may increase if the extent of contamination is worse than testing indicated at the time of reviews. Under the VEPA, the Authority has the power, in certain circumstances, to order Westar to incur such costs to remedy the contamination of land.

Item 2. PROPERTIES

US

   The generating stations and other important units of property of TXU Electric and TXU SESCO are located on lands owned primarily in fee simple. The greater portion of the transmission and distribution lines of TXU Electric and TXU SESCO, the gas gathering and transmission lines of TXU Fuel and the gas gathering, transmission and distribution lines of TXU Gas Distribution and TXU Lone Star Pipeline, have been constructed over lands of others pursuant to easements or along public highways and streets as permitted by law. The gas gathering lines of TXU Processing are not utility property and are primarily constructed over lands of others pursuant to private easements. The rights of the companies in the realty on which their properties are located are considered by them to be adequate for their use in the conduct of their business. Minor defects and irregularities customarily found in titles to properties of like size and character may exist, but any such defects and irregularities do not materially impair the use of the properties affected thereby. TXU Electric, TXU SESCO, TXU Fuel, TXU Gas Distribution and TXU Lone Star Pipeline have the right of eminent domain whereby they may, if necessary, perfect or secure titles or gain access to privately held land used or to be used in their operations. Utility plant of TXU Electric is generally subject to the lien of its mortgage. TXU Corp. does not directly own utility plant or real property.

   At December 31, 1999, TXU Electric owned or leased and operated the following generating units:

                                                     Net
 Electric                                        Generating
Generating                                       Capability
  Units               Fuel Source                   (MW)      Percent
----------            -----------                ----------   -------
    54        Natural Gas/Oil (a)............      11,980(c)    56.9
     9        Lignite/Coal...................       5,825       27.6
     2        Nuclear........................       2,300       10.9
    15        Combustion Turbines (b)........         975        4.6
                                                   ------      -----
                       Total.................      21,080      100.0
                                                    ======     =====

---------------------
(a) Twenty-four natural gas units are capable of operating on fuel oil for short periods when gas supplies are interrupted or curtailed. In addition, five natural gas units are capable of operating on fuel oil for extended periods. This includes ten 2 MW diesel engine driven generators.
(b) Natural gas units leased and operated by TXU Electric. Such units are capable of operating on fuel oil for extended periods.
(c) TXU Electric has announced plans to sell 17 natural gas-fired units at six plants with an aggregate net generating capability of 3,116 MW.

   At December 31, 1999, TXU Lone Star Pipeline operated approximately 7,400 miles of transmission and gathering lines and operated 22 compressor stations having a total rated horsepower of approximately 76,000. TXU Lone Star Pipeline also owned seven active gas storage fields, all located on its system in Texas. At December 31, 1999, TXU Processing had interests in 13 processing plants, 10 of which were wholly-owned, and operated approximately 1,800 miles of gathering lines. At December 31, 1999, TXU Gas Distribution operated over 24,000 miles of distribution mains.

   TXU Gas owns a five-building office complex in Dallas, containing approximately 453,000 square feet of space that is occupied by TXU Gas and affiliates.

EUROPE

   Apart from its power stations, the principal properties owned or occupied by TXU Europe continuing businesses are as follows:


             Property                   Principal Use         Site Area
----------------------------------    -----------------     -------------
The Adelphi, London                   Offices               14,905 sq.ft.
Wherstead Park, Wherstead, Ipswich    Offices               80,000 sq. ft
Russell House                         Offices               94,000 sq. ft
Suffolk House                         Offices               44,000 sq. ft
Fison House                           Offices               24,000 sq. ft
Constantine House                     Offices               54,000 sq. ft
Bedford                               Offices and Depot      5.0 acres
Carterhatch Lane, Enfield             Offices and Depot      4.0 acres
Milton, Cambridge                     Offices and Depot     22.0 acres
Rayleigh                              Offices and Depot      8.0 acres


   Further information on TXU Europe Group's interests in power stations in the UK is set out in the following table and discussed further below. In all cases, installed generating capacity is equal to registered generating capacity except for two units, which have registered generating capacities of 405 MW and 380 MW, respectively, but installed generating capacities of 360 MW and 340 MW, respectively.


                                                         Net
 Electric                                             Generating
Generating                                            Capability
  Units                  Fuel Source                     (MW)      Percent
----------               -----------                  ----------   -------
    5         Coal fired.........................       5,949        87.1
    3         Combined cycle gas turbine (a).....         835        12.2
    2         Combined heat and power............          46          .7
                                                        -----       -----
              Total..............................       6,830       100.0
                                                        =====       =====
---------------------------------
(a) Includes TXU Europe Group's approximately 13.5% interest (135 MW) in a 1,000 MW plant.

   West Burton, Rugeley B and Ironbridge.  In June 1996, TXU Europe Group
   -------------------------------------
assumed operational and commercial control, through a combination of lease and outright purchase from National Power, of all of the assets and a portion of the liabilities of the West Burton, Rugeley B and Ironbridge power stations. TXU Europe Group holds a 99-year lease over the land, buildings and plant at each of those power stations and has the right to purchase the freehold land after 50 years. Under the leases, TXU Europe Group is committed to make fixed payments totaling (Pounds)738 million ($1,195 million), of which (Pounds)338 million ($547 million) was paid at commencement of the leases. The balance, together with interest at 7.75%, is payable in 2001. Further payments of approximately (Pounds)6 per MWh, indexed to inflation and linked to output levels from these stations, are also payable to National Power through 2004. National Power has agreed in principle with the Department of Trade and Industry to modify the payment terms to reduce TXU Europe Group's output-linked payments by (Pounds)1.50 per MWh for four months of the year. The specific terms of the modification are not yet agreed. The new terms will not otherwise change TXU Europe Group's obligations under the leases. The National Power leases are capital leases.

   Drakelow C and High Marnham.  TXU Europe Group has leased the land,
   ---------------------------
buildings and plant at the Drakelow C and High Marnham power stations from PowerGen for 99 years, under agreements entered into in July 1996. PowerGen is responsible for decommissioning costs if TXU Europe Group decides to close these stations during the term of the leases. TXU Europe Group is committed to fixed payments totaling (Pounds)230 million ($373 million), subject to minor adjustments if aggregate capacity is reduced. The payments, together with interest, are being made in installments, over eight years beginning in 1996.
As with the National Power leases, further output-related payments of approximately (Pounds)6 per MWh, indexed to inflation, are payable to PowerGen for the first five years of operation by TXU Europe Group. On November 25, 1998, the UK Secretary of State for Trade and Industry confirmed that, as a condition for allowing PowerGen to acquire East Midlands Electricity plc, he would require that the output-related elements of these lease arrangements be terminated 15 months early. Therefore there will be no further output-related payments to PowerGen after March 2000.

AUSTRALIA

   Eastern Energy's electricity distribution network is comprised primarily of sub-transmission and distribution assets. It owns no generating or transmission facilities. Eastern Energy's distribution system is interconnected with an intrastate power network, comprised of the operator of the transmission system, and each of the other distribution companies within Victoria. Eastern Energy has entered into distribution system agreements with each of the distribution businesses which share the boundaries of its distribution area to provide for wheeling of electricity on behalf of those distribution businesses and for the reciprocal provision of other distribution services.

   Westar's gas distribution network comprises a diverse and widely spread network of pipelines within a licensed distribution area. This network is supplied from a number of supply points from a long-distance, high-pressure gas transmission pipeline owned by a third party. Westar presently carries gas for two retailers, Kinetik Energy and Ikon Energy who have retail franchise customers in areas served by Westar.

OTHER

   TXU Properties owns a 48-story office building in Dallas containing approximately 1,027,000 square feet of space (Energy Plaza). TXU Properties entered into a tenant agreement with TXU Business Services Company on behalf of the other subsidiary companies that allows them to occupy certain office space in Energy Plaza at market rates in effect when the agreements were entered into.

   TXU Communications and its affiliates provide a full range of telecommunications services over a variety of state of the art facilities. As of December 31, 1999, TXU Communications's local exchange affiliate, TXU Communications Telephone Company, has over 113,000 access lines and all calls are switched by state of the art digital switches. TXU Communications Telecom Services Company has a separate digital switch for providing long-distance services.

   TXU Communications's affiliate, TXU Communications Transport Company, owns 63% of East Texas Fiber Line, Inc. (ETFL). ETFL provides voice and data capacity to interexchange carriers over its fiber optic lines. TXU Communications Transport Company owns an additional three hundred route miles of fiber optic lines and markets that capacity to interexchange carriers including TXU Communications Telecom Company.

Item 3.  LEGAL PROCEEDINGS

   TXU Corp. and its subsidiaries are party to lawsuits arising in the ordinary course of their business. TXU Corp. believes, based on its current knowledge and the advice of counsel, that the ultimate resolution of all such lawsuits and resulting claims would not have a material adverse effect on its financial position, results of operation or cash flows.

   US -- In August 1998, the Gracy Fund, L.P. (Gracy Fund) filed suit in the United States District Court for the Northern District of Texas against EEX Corporation, formerly Enserch Exploration, Inc. (EEX), TXU Corp., David W. Biegler, Gary J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The Gracy Fund sought to represent a class of certain purchasers of the common stock of ENSERCH Corporation (now TXU Gas) and EEX based upon claims of various violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Also in August 1998, Stan C. Thorne (Thorne) filed suit in the United States District Court for the Southern District of Texas against EEX, TXU Gas, DeGolyer & MacNaughton, David W. Biegler, Gary J. Junco, Fredrick S. Addy and B.
K. Irani and sought to represent a certain class of purchasers of common stock of EEX. In December 1998, the United States District Court for the Northern District of Texas issued an Order consolidating the Gracy Fund and the Thorne suits (Consolidated Action). In January 1999, the Gracy Fund et al. filed an amended class action complaint in the Consolidated Action against EEX, TXU Gas, David W. Biegler, Gary J. Junco, Thomas Hamilton, J. Philip McCormick, Fredrick
S. Addy and B. K. Irani. TXU Corp. and Erle Nye were omitted as defendants pursuant to a tolling agreement. The individual-named defendants are current or former officers and/or directors of EEX, and Mr. Biegler has been an officer and director of TXU Gas. The amended complaint alleges violations of provisions of the Securities Act and the Exchange Act. The plaintiff in the Consolidated Action represents a class of persons acquiring stock of ENSERCH Corporation and/or EEX between August 3, 1995 and August 5, 1997, inclusive. No amount of damages has been specified in the Consolidated Action. Defendants filed a joint motion to dismiss in March 1999, and discovery has been stayed pending a ruling on the motion to dismiss. TXU Gas is continuing to evaluate these claims and is unable at this time to predict the outcome of this proceeding, but intends to vigorously defend this suit.

   UK -- In February 1997, the official government representative of pensioners in the UK, the Pensions Ombudsman, made final determinations against National Grid and its group trustees with respect to complaints by two pensioners in National Grid's section of the Electricity Supply Pension Scheme relating to the use of the pension fund surplus resulting from the March 31, 1992 actuarial valuation of the National Grid section to meet costs arising from the payment of pensions of early retirement upon reorganization or downsizing. These determinations were set aside by the High Court on June 10, 1997, and the arrangements made by National Grid and its group trustees in dealing with the surplus were confirmed. The two pensioners appealed this decision, and judgment has now been received. The judgment endorsed the Pensions Ombudsman's determination that the corporation was not entitled to unilaterally deal with any surplus. National Grid has made an appeal to the House of Lords, which appeal is not likely to be heard until the fall of 2000. If a similar claim were to be made against TXU Europe Group in relation to its use of actuarial surplus in its section of the Electricity Supply Pension Scheme, it would vigorously defend the action, ultimately through the courts. However, if a determination were finally to be made against it and upheld in the courts, TXU Europe Group could have a potential liability to repay to its section of the Electricity Supply Pension Scheme an amount estimated by TXU Europe Group to be up to (Pounds)45 million ($73 million), exclusive of any future applicable interest charges.

   On January 25, 1999, the Hindustan Development Corporation issued proceedings in the Arbitral Tribunal in Delhi, India against TEG claiming damages of $413 million for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. TXU Europe Limited is vigorously defending this claim.

   In November 1998, five complaints were filed in the High Court of Justice in London, Queens Bench Division, Commercial Court, against subsidiaries of TXU Europe Group by five of their former sales agencies. The agencies claim a total (Pounds)104 million ($168 million) arising from the summary termination for the claimed fundamental breach of their respective contracts in April 1998. The five agencies are claiming damages for failure to give reasonable notice and for compensation under the UK Commercial Agents Regulations 1994. These actions are all being defended strenuously, and counterclaims have been filed. TXU Europe Group cannot predict the outcome of these claims and counterclaims.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                        EXECUTIVE OFFICERS OF TXU CORP.
              --------------------------------------------------


                             Positions and Offices    Date First Elected to
                                Presently Held           Present Offices
                            (Current Term Expires     (Current Term Expires          Business Experience
  Name of Officer     Age        May 12, 2000)            May 12, 2000)            (Preceding Five Years)
------------------   ----    ---------------------    ---------------------   ----------------------------------
Erle Nye              62     Chairman of the Board        May 23, 1997        Chairman of the Board and Chief
                              and Chief Executive                                Executive of TXU Corp., TXU
                                                                                 Electric and TXU Gas; prior
                                                                                 thereto, President and Chief
                                                                                 Executive of TXU Corp. and
                                                                                 Chairman of the Board and Chief
                                                                                 Executive of TXU Electric.

David W. Biegler      53     President and Chief         August 5, 1997       President and Chief Operating Officer
                              Operating Officer                                  of TXU Corp., TXU Electric and
                                                                                 TXU Gas; prior thereto Chairman,
                                                                                 President and Chief Executive
                                                                                 Officer of TXU Gas.

H. Jarrell Gibbs      62     Vice Chairman               August 5, 1997       Vice Chairman of the Board of TXU
                                                                                 Corp. and TXU Gas; prior thereto,
                                                                                 President of TXU Electric and
                                                                                 prior thereto, Vice President and
                                                                                 Principal Financial Officer of
                                                                                TXU Corp.

Michael J. McNally    45     Executive Vice               May 23, 1997        Executive Vice President and Chief
                              President and                                      Financial Officer of TXU Corp.;
                             Chief Financial                                     prior thereto President,
                               Officer                                           Transmission Division of TXU
                                                                                 Electric; prior thereto, Principal
                                                                                 of Enron Development Corporation;
                                                                                 prior thereto, Managing Director
                                                                                 Enron Capital and Trade
                                                                                 Resources.

Brian N. Dickie       44     Executive Vice President     May 14, 1999        Executive Vice President of TXU
                                                                                 Corp. and President, Emerging
                                                                                 Business Group; prior thereto
                                                                                 President and Chief Operating
                                                                                 Officer of Booz.Allen &
                                                                                 Hamilton, Inc.; prior thereto
                                                                                 President, Worldwide Commercial
                                                                                 Business of  Booz.Allen &
                                                                                 Hamilton, Inc.

There is no family relationship between any of the above-named Directors and Executive Officers.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

   TXU Corp.'s common stock is listed on the New York, Chicago and Pacific stock exchanges (symbol: TXU). The price range of the common stock of TXU Corp. on the composite tape, as reported by The Wall Street Journal and the dividends paid for each of the calendar quarters of 1999 and 1998 were as follows:

                                  Price Range                                Dividends Paid
                     -------------------------------------------------------------------------
Quarter Ended                 1999                        1998               1999      1998
-------------        ----------------------      ----------------------     ------    ------
                       High          Low           High          Low
                     --------      --------      --------      --------
March 31..........   $47.1875      $40.5625      $42.6250      $38.8125     $0.575     $0.55
June 30...........    45.7500       37.6250       42.1250       38.3750      0.575      0.55
September 30......    43.6875       35.5000       47.1250       38.4375      0.575      0.55
December 31.......    40.0000       32.7500       48.0625       43.0000      0.575      0.55
                                                                            ------     -----
                                                                            $2.300     $2.20
                                                                            ======     =====


   TXU Corp., or its predecessor TEI, have declared common stock dividends payable in cash in each year since TEI's incorporation in 1945. The Board of Directors of TXU Corp., at its February 2000 meeting, declared a quarterly dividend of $0.60 a share, payable April 3, 2000 to shareholders of record on March 10, 2000. Future dividends may vary depending upon TXU Corp.'s profit levels and capital requirements as well as financial and other conditions existing at the time.

   The number of record holders of the common stock of TXU Corp. as of March 14, 2000 was 82,065.

Item 6.  SELECTED FINANCIAL DATA

   The information required hereunder for TXU Corp. is set forth under Selected Financial Data included in Appendix A to this report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information required hereunder for TXU Corp. is set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required hereunder for TXU Corp. is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required hereunder for TXU Corp. is set forth under Statement of Responsibility, Independent Auditors' Reports, Statements of Consolidated Income, Statements of Consolidated Comprehensive Income, Statements of Consolidated Cash Flows, Consolidated Balance Sheets, Statements of Consolidated Common Stock Equity and Notes to Financial Statements included in Appendix A to this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On August 6, 1999, TXU Europe, an indirect wholly owned subsidiary of TXU Corp., appointed Deloitte & Touche as its principal accountants to audit its financial statements for the year ended December 31, 1999. For further details refer to TXU Corp. report on Form 8-K filed on August 12, 1999.


                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to this item is found under the heading Election of Directors in the definitive proxy statement to be filed by TXU Corp. with the Securities and Exchange Commission (Commission) on or about March 30, 2000. Additional information with respect to Executive Officers of TXU Corp. is found at the end of Part I.

Item 11. EXECUTIVE COMPENSATION

    Information with respect to this item is found under the heading Executive Compensation in the definitive proxy statement to be filed by TXU Corp. with the Commission on or about March 30, 2000.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information with respect to this item is found under the headings Beneficial Ownership of Common Stock of TXU Corp. in the definitive proxy statement filed by TXU Corp. with the Commission on or about March 30, 2000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                    Page
                                                                                                    ----
(a)  Documents filed as part of this Report:
     Financial Statements (included in  Appendix A to this report):
          Selected Financial Data - Consolidated Financial and Operating Statistics...............  A-2
          Management's Discussion and Analysis of Financial Condition and Results
               of Operations......................................................................  A-4
          Statement of Responsibility.............................................................  A-26
          Independent Auditors' Reports...........................................................  A-27

          Statements of Consolidated Income for each of the three years in the period ended December 31, 1999.....................................................  A-28
          Statements of Consolidated Comprehensive Income for each of the three years in the period ended December 31, 1999..................................  A-29
          Statements of Consolidated Cash Flows for each of the three years in the period ended December 31, 1999.................................................  A-30
          Consolidated Balance Sheets, December 31, 1999 and 1998.................................  A-31
          Statements of Consolidated Common Stock Equity for each of the three years in the period ended December 31, 1999.................................................  A-33

          Notes to Financial Statements...........................................................  A-34

    The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K:

     Reports on Form 8-K filed since September 30, 1999, are as follows:

     Date of Report                               Item Reported
     --------------                               -------------

     October 1, 1999   Item 5. Other Events

     October 18, 1999  Item 5. Other Events

     March 13, 2000    Item 5. Other Events

     March 15, 2000    Item 5. Other Events

(c)  Exhibits:

     Included in Appendix B to this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Texas Utilities Company (doing business as TXU Corp.) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TEXAS UTILITIES COMPANY
                                        (doing business as TXU Corp.)

Date: March 17, 2000                    By:  /s/       ERLE NYE
                                           ------------------------------------
                                           (Erle Nye, Chairman of the Board and
                                                     Chief  Executive)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Texas Utilities Company (doing business as TXU Corp.) and in the capacities and on the date indicated.

         Signature                            Title                    Date
         ---------                            -----                    ----

/s/ ERLE NYE                           Principal Executive
-----------------------------          Officer and Director
(Erle Nye, Chairman of the
   Board and Chief Executive)


/s/   MICHAEL J. McNALLY               Principal Financial Officer
-----------------------------
(Michael J. McNally, Executive
   Vice President and Chief
   Financial  Officer)


/s/  JERRY W. PINKERTON                Principal Accounting Officer
-----------------------------
(Jerry W. Pinkerton, Controller)


/s/  DEREK C. BONHAM                   Director
-----------------------------
   (Derek C. Bonham)


/s/  J. S. FARRINGTON                  Director
-----------------------------
   (J. S. Farrington)


/s/  WILLIAM M. GRIFFIN                Director                   March 17, 2000
------------------------------
   (William M. Griffin)


/s/    KERNEY LADAY                    Director
-----------------------------
      (Kerney Laday)


/s/  MARGARET N. MAXEY                 Director
-----------------------------
   (Margaret N. Maxey)


/s/  JAMES A. MIDDLETON                Director
-----------------------------
   (James A. Middleton)


/s/  J. E. OESTERREICHER               Director
-----------------------------
   (J. E. Oesterreicher)


/s/  CHARLES R. PERRY                  Director
-----------------------------
   (Charles R. Perry)


/s/  HERBERT H. RICHARDSON             Director
-----------------------------
   (Herbert H. Richardson)

                                                                      Appendix A


TEXAS  UTILITIES COMPANY (doing business as TXU CORP.) AND SUBSIDIARIES

INDEX TO  FINANCIAL INFORMATION
December 31, 1999


Selected Financial Data - Consolidated Financial and Operating          A-2
 Statistics..........................................................

Management's Discussion and Analysis of Financial Condition and         A-4
 Results of Operations...............................................

Statement of Responsibility..........................................  A-25

Independent Auditors' Reports........................................  A-26

Financial Statements:

Statements of Consolidated Income....................................  A-28

Statements of Consolidated Comprehensive Income......................  A-29

Statements of Consolidated Cash Flows................................  A-30

Consolidated Balance Sheets..........................................  A-31

Statements of Consolidated Common Stock Equity.......................  A-33

Notes to Financial Statements........................................  A-34

    TEXAS UTILITIES COMPANY (doing business as TXU CORP.) AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA
                       CONSOLIDATED FINANCIAL STATISTICS

                                                                              Year Ended December 31,
                                                                  ------------------------------------------------
                                                                    1999      1998      1997      1996      1995
                                                                  --------  --------  --------  --------  --------
                                                                      (Millions of US Dollars, except ratios)

Total assets -- end of year.....................................  $40,741   $39,507   $24,864   $21,376   $21,536
------------------------------------------------------------------------------------------------------------------
Property, plant & equipment -- gross -- end of year.............  $33,890   $31,946   $26,578   $24,931   $24,912
   Accumulated depreciation and amortization -- end of year.....    9,414     8,243     7,171     6,497     5,858
   Reserve for regulatory disallowances -- end of year..........      836       836       836       836     1,308
  Construction expenditures.....................................    1,632     1,168       583       433       430
------------------------------------------------------------------------------------------------------------------
Capitalization -- end of year
 Long-term debt, less amounts due currently.....................  $16,325   $15,134   $ 8,759   $ 8,668   $ 9,175
 Mandatorily redeemable, preferred securities of subsidiary
    trusts, each holding solely junior subordinated debentures of the obligated company (trust securities):
     TXU Corp. obligated........................................      368       223        --        --        --
     Subsidiary obligated.......................................      971       969       875       381       381
 Preferred stock of subsidiaries:
    Not subject to mandatory redemption.........................      190       190       304       465       490
    Subject to mandatory redemption.............................       21        21        21       238       263
 Common stock equity............................................    8,334     8,246     6,843     6,033     5,732
                                                                  -------   -------   -------   -------   -------
     Total......................................................  $26,209   $24,783   $16,802   $15,785   $16,041
                                                                  =======   =======   =======   =======   =======
Capitalization ratios -- end of year (a)
 Long-term debt, less amounts due currently.....................     62.3%     61.1%     52.1%     54.9%     57.2%
 Trust securities...............................................      5.1       4.8       5.2       2.4       2.4
 Preferred stock of subsidiaries................................       .8        .8       2.0       4.5       4.7
 Common stock equity............................................     31.8      33.3      40.7      38.2      35.7
                                                                  -------   -------   -------   -------   -------
     Total......................................................    100.0%    100.0%    100.0%    100.0%    100.0%
                                                                  =======   =======   =======   =======   =======
------------------------------------------------------------------------------------------------------------------
Embedded interest cost on long-term debt -- end of year.........      7.0%      7.7%      7.9%      8.1%      8.4%
Embedded distribution cost on trust securities -- end of year...      7.1%      8.0%      8.3%      8.7%      8.6%
Embedded dividend cost on preferred stock of subsidiaries --
   end of year (b)..............................................      8.4%      9.4%      9.2%      7.5%      7.4%
------------------------------------------------------------------------------------------------------------------
Net income (loss)...............................................  $   985   $   740   $   660   $   754   $  (139)

Dividends declared on common stock..............................  $   647   $   597   $   496   $   456   $   635
------------------------------------------------------------------------------------------------------------------
Common stock data
 Shares outstanding -- average (millions).......................      279       265       231       225       226
 Shares outstanding -- end of year (millions)...................      276       282       245       225       226
 Basic earnings (loss) per share................................  $  3.53   $  2.79   $  2.86   $  3.35   $ (0.61)
 Diluted earnings (loss) per share..............................  $  3.53   $  2.79   $  2.85   $  3.35   $ (0.61)
 Dividends declared per share...................................  $ 2.325   $ 2.225   $ 2.125   $ 2.025   $  2.81
 Book value per share -- end of year............................  $ 30.15   $ 29.21   $ 27.90   $ 26.86   $ 25.38
 Return on average common stock equity..........................     11.9%      9.8%     10.3%     12.8%    (2.3)%
Ratio of earnings to fixed charges..............................     1.87      1.84      2.14      2.18      0.72
------------------------------------------------------------------------------------------------------------------

 (a) Including the effect of restricted cash pledged against future lease obligations that is included in other investments (See Note 16 to Financial Statements), the capitalization ratios at December 31, 1999 consisted of 60.5% long-term debt, 5.4% trust securities, .8% preferred stock and 33.3% common stock equity.

 (b) Includes the unamortized balance of the loss on reacquired preferred stock and associated amortization. The embedded dividend cost excluding the effects of the loss on reacquired preferred stock is 6.2% for 1999, 5.9% for 1998, 6.6% for 1997, 6.8% for 1996, and 6.9% for 1995.

Certain financial statistics were affected by the February 1999 acquisition of Westar/Kinetik Energy, the May 1998 acquisition of The Energy Group PLC (TEG), the November 1997 acquisition of TXU Communications Company, the August 1997 acquisition of TXU Gas Company and the December 1995 acquisition of Eastern Energy Limited; and for the year 1995, were affected by recording of the impairment of certain assets. Average shares outstanding (millions) assuming dilution for 1998 and 1997 were 266 and 232, respectively. There were no additional diluted shares for any of the other periods presented.

Certain previously reported financial statistics have been reclassified to conform to current classifications.

    TEXAS UTILITIES COMPANY (doing business as TXU CORP.) AND SUBSIDIARIES
                       CONSOLIDATED OPERATING STATISTICS

                                                                          Year Ended December 31,
                                                             -------------------------------------------------
                                                               1999       1998       1997      1996     1995
                                                             --------   --------   --------  --------  -------

SALES VOLUMES
     Electric (gigawatt hours-GWh)
          Residential......................................    54,881     47,593     36,377    35,855   31,284
          Commercial and industrial........................    84,234     79,786     61,337    59,863   55,239
          Other............................................     3,366      4,261      4,499     4,626    3,580
                                                             --------   --------   --------  --------  -------
                  Total electric...........................   142,481    131,640    102,213   100,344   90,103
                                                             ========   ========   ========  ========  =======

     Gas (billion cubic feet - Bcf)
          Residential......................................       136         98         33        --       --
          Commercial and industrial........................       158        104         24        --       --

     Pipeline transportation (Bcf).........................       551        599        255        --       --
     Gas liquids (million barrels).........................         6          6          3        --       --
     US energy marketing
          Gas (Bcf)........................................     1,102      1,115        292        --       --
          Electric (GWh)...................................     6,544     16,268         --        --       --
     Europe wholesale energy sales
          Gas (Bcf)........................................       447        148         --        --       --
          Electric (GWh)...................................    78,950     51,060         --        --       --

OPERATING REVENUES (millions)
     Electric
          Residential......................................  $  3,938   $  3,239   $  2,248  $  2,252  $ 1,920
          Commercial and industrial........................     3,802      3,543      2,357     2,370    2,110
          Other electric utilities.........................       105        121        139       146      118
          US fuel (including over/under-recovered).........     1,688      1,788      1,696     1,671    1,418
          Transmission service.............................       148        126        114        --       --
          Other............................................       729        465        108       112       73
                                                             --------   --------   --------  --------  -------
              Subtotal.....................................    10,410      9,282      6,662     6,551    5,639
          Earnings in excess of earnings cap...............       (92)        --         --        --       --
                                                             --------   --------   --------  --------  -------
              Total electric...............................    10,318      9,282      6,662     6,551    5,639
                                                             --------   --------   --------  --------  -------
     Gas
          Residential......................................       833        572        206        --       --
          Commercial and industrial........................       563        370        124        --       --
                                                             --------   --------   --------  --------  -------
              Subtotal.....................................     1,396        942        330        --       --
          Agency and management fees.......................       (67)        --         --        --       --
                                                             --------   --------   --------  --------  -------
              Net gas......................................     1,329        942        330        --       --
                                                             --------   --------   --------  --------  -------

     Pipeline transportation...............................       116        121         57        --       --
     Gas liquids...........................................        86         64         36        --       --
     US energy marketing...................................     2,983      3,199        859        --       --
     Europe wholesale energy sales.........................     2,168      1,199         --        --       --
     Other revenues, net of intercompany eliminations (a)..       118        (71)         2        --       --
                                                             --------   --------   --------  --------  -------
            Total operating revenues.......................  $ 17,118   $ 14,736   $  7,946  $  6,551  $ 5,639
                                                             ========   ========   ========  ========  =======

CUSTOMERS (end of year -- in thousands)
     Electric..............................................     6,054      6,255      2,972     2,913    2,852
     Gas...................................................     2,622      2,156      1,355        --       --
     Telephone access lines................................       113        105         97        --       --

---------------------------------

Certain previously reported operating statistics have been reclassified to conform to current classifications. The operating statistics include the operations of Westar/Kinetik Energy, TXU Europe, TXU Gas Company and Eastern Energy from their respective dates of acquisition, February 1999, May 1998, August 1997 and December 1995.

(a) Includes TXU Communications operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS, MERGERS AND ACQUISITIONS

   In May 1999, Texas Utilities Company (TXU Corp.) adopted TXU Corp. as its assumed name and began conducting business as TXU Corp. During 1999, several of TXU Corp.'s subsidiaries changed their corporate names in connection with the new TXU Corp. corporate identity program. TXU Corp., a Texas corporation, is a holding company whose principal United States (US) operations are conducted through TXU Electric Company (TXU Electric), TXU Gas Company (TXU Gas), and TXU Energy Industries Company (TEI). TXU Corp.'s principal international operations are conducted through TXU International Holdings Limited (TXU International Holdings), which in turn indirectly owns TXU Europe Limited (TXU Europe), and TXU Australia Holdings (Partnership) Limited Partnership (TXU Australia). TXU Europe's operations in the United Kingdom (UK) and other parts of Europe are conducted through subsidiaries of TXU Europe Group plc (TXU Europe Group). TXU Australia's principal operating subsidiaries include Eastern Energy Limited (Eastern Energy) and the gas operations of Westar Pty. Ltd. (Westar) and Kinetik Energy Limited (Kinetik Energy). Additional information concerning subsidiaries and divisions follows. TXU Corp. and its subsidiaries possess all necessary franchises, licenses and certificates to enable them to conduct their respective businesses.

   TXU Corp.'s principal subsidiaries, with their current and former names where applicable, are as follows:

Current Name                                 Former Name
------------                                 -----------
TXU Electric Company                         Texas Utilities Electric Company
TXU Gas Company                              ENSERCH Corporation
 TXU Lone Star Pipeline, a division of        Lone Star Pipeline Company, a
  division of TXU Gas Company                  ENSERCH Corporation
 TXU Gas Distribution, a division of          Lone Star Gas Company, a division
  of TXU Gas Company                           ENSERCH Corporation
 TXU Processing Company                       Enserch Processing, Inc
 TXU Energy Trading Company                   Enserch Energy Services, Inc.

TXU International Holdings Limited           TU International Holdings Limited
 TXU Europe Limited                           TXU Eastern Holdings Limited
  TXU Europe Group plc                         Eastern Group plc
   TXU Europe Energy Trading Limited             Eastern Power Energy Trading
                                                  Limited
   Eastern Electricity plc                        No change
   TXU Europe Power Limited                       Eastern Generation Limited
   Eastern Natural Gas Limited                    No change

 TXU Australia Holdings (Partnership)
  Limited Partnership                        No change
  TXU Australia Pty. Ltd.                      Texas Utilities Australia Pty. Ltd.
   Eastern Energy Limited                           No change
   Kinetik Energy Pty. Ltd.                         No change
   Westar Pty. Ltd.                                 No change

TXU Energy Industries Company          Texas Energy Industries, Inc.
  TXU SESCO Company                      Southwestern Electric Service Company
  TXU Fuel Company                       Texas Utilities Fuel Company
  TXU Mining Company                     Texas Utilities Mining Company
  TXU Communications Company             Lufkin-Conroe Communications Co.
  TXU Energy Services Company            Texas Utilities Integrated Solutions,
                                          Inc.

  TXU Business Services Company          Texas Utilities Services Inc.

   Through its subsidiaries, TXU Corp. engages in the generation, purchase, transmission, distribution and sale of electricity; the gathering, processing, transmission and distribution of natural gas; energy marketing; and telecommunications, retail energy services, international gas operations, power development and other businesses.

   Certain comparisons in this report have been affected by TXU Corp.'s or its subsidiaries acquisitions of Westar and Kinetik Energy in Australia (as described below) in February 1999, The Energy Group PLC (TEG), the former holding company of TXU Europe Group in May 1998, TXU Communications Company (TXU Communications) in November 1997 and TXU Gas in August 1997. (See Note 15 to Financial Statements for information concerning reportable segments.)

   In February 1999, TXU Australia acquired from the Government of Victoria, Australia, the gas retail business of Kinetik Energy and the gas distribution operations of Westar (together, Westar/Kinetik Energy). The purchase price of A$1.6 billion ($1.0 billion) was financed principally through bank borrowings by TXU Australia. The excess of the purchase consideration plus acquisition costs over the net fair value of the tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of A$751 million ($475 million), which is being amortized over 40 years.

   The following exchange rates have been used to convert foreign currency denominated amounts into US dollars:

                                                                     Income Statement
                                 Balance Sheet                     (average for periods)
                                 (at December 31,)                  ended December 31,)
                                 ----------------               ---------------------------
                                   1999     1998                 1999      1998      1997
                                 -------  -------               -------   -------   -------
UK pounds sterling ((Pounds))    $1.6165  $1.6554               $1.6214   $1.6616        --
Australian dollars (A$)          $0.6507  $0.6123               $0.6432   $0.6313   $0.7443

RESULTS OF OPERATIONS

OVERVIEW

1999 versus 1998

   Earnings for 1999 reflect continued strong results from US Electric operations and a significant improvement from US Gas operations in spite of very mild winter weather. Results for 1999 reflect a full year of operations of TXU Europe and operations of Westar/Kinetik Energy from its February 1999 acquisition date, while the 1998 results included operations of TXU Europe from its May 1998 acquisition date. Results for 1999 also benefited from the sale of TXU Corp.'s 20% ownership interest in the partnerships that operate PrimeCo Personal Communications LP (PrimeCo). Contributions from Australian operations were lower in 1999 primarily due to very mild winter weather. The results of US Energy Marketing operations were less than 1998 primarily due to lower gas margins and in part to expenditures necessary to prepare for the opening of the Texas electricity market to competition in 2002. See Notes 3 and 13 to Financial Statements for a discussion of the 1999 Texas electric industry restructuring legislation (1999 Restructuring Legislation). Year-to-year comparisons of earnings per share were affected by the issuance in 1998 of 37.3 million shares of common stock for the acquisition of TEG and the repurchase of
6.1 million and .6 million of TXU Corp. common shares in 1999 and 1998, respectively.

   Net income for 1999 was $985 million ($3.53 per share) compared with $740 million ($2.79 per share) for 1998, a 33% improvement. Results for 1999 include a $222 million pre-tax ($145 million after tax) non-recurring gain from the sale of the 20% interest in PrimeCo, which is recorded in other income, a $52 million pre-tax ($31 million after tax) fuel reconciliation settlement, and non-recurring charges totaling $17 million after-tax in Australia primarily for integration and acquisition-related costs. Results for 1998 included a non-recurring gain from TXU Europe's renegotiation of a long-term gas contract and non-recurring costs associated with the acquisition of TEG, which offset to add $7 million to 1998 net income. Excluding these non-recurring items, 1999 net income was $888 million ($3.19 per share) compared with $733 million ($2.76 per share) for 1998.

   From January 1, 1998 through June 30, 1999, earnings in excess of the earnings cap were recorded as additional depreciation of nuclear production assets. Effective July 1, 1999, following the 1999 Restructuring Legislation, earnings in excess of the earnings cap were recorded as a reduction of revenues, with a corresponding regulatory liability recorded. Mitigation as a result of the earnings cap reduced net income by $90 million in 1999 and $143 million in 1998.

   Additionally from January 1, 1998 through June 30, 1999, depreciation expense was reclassified from transmission and distribution (T&D) to nuclear production assets. Effective July 1, 1999, following the 1999 Restructuring Legislation, T&D depreciation expense was no longer transferred to nuclear production assets; instead an amount equivalent to T&D depreciation was recorded as a regulatory asset, with an offsetting amount recorded as a regulatory liability. The regulatory asset will be amortized as it is recovered through the Distribution portion of the business, while the regulatory liabilities will be applied against stranded generation assets. (See Note 13 to Financial Statements.) Additional nuclear mitigation in 1999 was $336 million, including $144 million to reduce earnings to the earnings cap, $95 million of depreciation expense reclassified from T&D to nuclear production assets and an amount equivalent to $97 million of T&D depreciation expense recorded as a regulatory asset. Since January 1998, regular nuclear depreciation and additional nuclear mitigation total approximately $1.3 billion.

   In June 1999, TXU Electric reached an agreement with all intervening parties to refund $52 million to consumers as part of a fuel reconciliation proceeding with the Public Utility Commission of Texas (PUC). The refund, which was recorded as a reduction of revenues, was approximately 1% of the $5.04 billion spent by TXU Electric during the period from July 1, 1995 through June 30, 1998 for fuel to generate electricity and appeared as a one-time credit on customer bills during the September 1999 billing cycle.

   Excluding the $92 million reduction of revenues in 1999 as a result of earnings in excess of the earnings cap and the $52 million fuel reconciliation disallowance, operating revenues for 1999 were 17% higher than 1998. The increase was primarily due to the inclusion of TXU Europe for a full period in 1999 and Westar/Kinetik Energy since acquisition in February 1999.

   Total operating expenses for 1999 were 18% higher than 1998. Substantially all of the increase was due to the inclusion of TXU Europe for a full period in 1999 and Westar/Kinetik Energy since acquisition, partially offset by less mitigation depreciation recorded by TXU Electric in 1999 versus 1998.

   Total interest expense and other charges were 13% higher in 1999 than in 1998. The increase was principally due to debt incurred and assumed in connection with the acquisitions of the European operations and Westar/Kinetik Energy, partially offset by the favorable impact of capital restructuring and debt reduction programs.

   The overall effective income tax rate for 1999 was 31% versus 41% for 1998. The year 1999 benefited from the discontinuation of amortization of prior-period flow-through amounts and other tax-related regulatory assets and liabilities of TXU Electric as a result of the 1999 Restructuring Legislation, foreign tax credits and other tax benefits associated with non-US operations, and the reversal of a deferred tax asset valuation allowance as a result of a 1999 change in Internal Revenue Service (IRS) regulations. Partially offsetting these favorable items was greater non-deductible goodwill amortization in 1999 as a result of acquisitions.

1998 versus 1997

   Net income of $740 million ($2.79 per share) for 1998 increased approximately 12% from 1997 net income of $660 million ($2.86 per share), reflecting strong US Electric sales growth, the effect of extremely hot summer weather in 1998 on US Electric sales and capital cost reductions in US Electric operations. The results also reflect the addition of TXU Europe, with especially strong fourth quarter results, significant improvement in US Energy Marketing operations and strong results from Australian operations. Partially offsetting was the impact of the rate reduction settlement at TXU Electric that became effective January 1, 1998, and increased nuclear depreciation expense that reduced 1998 income by $143 million. Results from US Gas operations were unfavorably impacted by mild winter weather in both the first and fourth quarters of 1998.

   Results for 1998 included a non-recurring gain from TXU Europe's renegotiation of a long-term gas contract and non-recurring costs associated with the acquisition of TEG, which offset to add $7 million to net income. Results for 1997 included an $81 million Fuel Disallowance (including interest) and a $10 million charge related to the sale of sulfur dioxide allowances, which together reduced net income by $55 million. Excluding these non-recurring items, 1998 net income was $733 million ($2.76 per share) compared with $715 million ($3.10 per share) for 1997.

   Operating revenues increased 86% to $14.7 billion for 1998 compared with $7.9 billion in 1997. The increase in operating revenues was due primarily to the inclusion of TXU Europe's revenues for the period following the acquisition, TXU Gas revenues for the entire period and increased revenues from US Electric operations.

   Energy purchased for resale and fuel consumed in 1998 was more than double 1997 primarily due to the inclusion of TXU Europe for the period following acquisition, the inclusion of TXU Gas for the entire year of 1998 as compared to the period following acquisition in 1997, and an increase in energy sales and gas usage for US Electric operations principally due to the hotter-than-normal summer weather in 1998.

   Total operating expenses, excluding energy purchased for resale and fuel consumed, increased 58% for 1998 compared with 1997, with 55% of the increase attributable to the inclusion of TXU Europe and 13% of the increase attributable to TXU Gas since the merger. Most of the remaining increase was due to increased depreciation expense as a result of the TXU Electric earnings cap.

   Total interest expense and other charges, totaled approximately $1.4 billion in 1998 versus $852 million in 1997. The year-to-year comparison was affected by the debt incurred or assumed in connection with the 1998 acquisition of TEG and the 1997 acquisition of TXU Gas, partially offset by favorable impacts of capital restructuring and debt reduction programs.

   The increase in the overall effective income tax rate from 1997 to 1998 was due primarily to the effects of TXU Europe since acquisition along with the impact of TXU Electric's amortization of prior-period flow-through amounts related to additional depreciation on nuclear production assets in connection with the rate reduction agreement. (See Note 13 to Financial Statements).

SEGMENTS

   Revenues and net income by operating segment are shown below.

                              1999              1998              1997
                       ----------------   ----------------   -----------------
                                   Net                Net                 Net
                                 Income             Income              Income
                       Revenues  (Loss)   Revenues  (Loss)   Revenues   (Loss)
                       --------  ------   --------  ------   --------   ------
                                             (Millions)
US Electric..........   $ 6,263    $773    $ 6,541   $ 788     $6,176     $748
US Gas...............       877       3        864     (32)       428       (2)
US Energy Marketing..     2,983     (25)     3,199       6        859      (12)
Europe...............     6,090     280      3,601     140         --       --
Australia............       682       6        439      31        489       17
Other/Eliminations...       223     (52)        92    (193)        (6)     (91)
                        -------    ----    -------   -----     ------     ----
   Consolidated......   $17,118    $985    $14,736   $ 740     $7,946     $660
                        =======    ====    =======   =====     ======     ====

US Electric
-----------

Segment Highlights

                                                                 1999       1998       1997
                                                               --------   --------   -------
Revenues (millions):
        Base rate............................................  $  4,447   $  4,557   $ 4,314
        Transmission service.................................       148        126       114
        Fuel.................................................     1,740      1,788     1,776
        Fuel disallowance/sale of sulfur dioxide allowances..       (52)        --       (79)
        Earnings in excess of earnings cap...................       (92)        --        --
        Other................................................        72         70        51
                                                               --------   --------   -------
             Total operating revenues........................  $  6,263   $  6,541   $ 6,176
                                                               ========   ========   =======
Electric energy sales (gigawatt-hours).......................   100,548    103,142    97,023
Degree days (% of normal):
      Cooling................................................       114%       130%       94%
      Heating................................................        70%        89%      106%
Impact of earnings cap (millions):
      Reduction of revenues..................................  $     92   $     --   $    --

      Additional nuclear depreciation........................        52        170        --
      Tax benefits...........................................       (54)       (27)       --
                                                               --------   --------   -------
             Net earnings reduction..........................  $     90   $    143   $    --
                                                               ========   ========   =======
Operation and maintenance expenses (millions)................  $  1,384   $  1,335   $ 1,277

1999 versus 1998

   Net income for the US Electric segment of $773 million for 1999 was 1.9% lower than 1998. Comparisons of net income were impacted by both a fuel reconciliation settlement that reduced 1999 net income by $31 million and a rate settlement agreement that became effective in January 1998 and was modified by the 1999 Restructuring Legislation, which reduced customer rates and introduced an earnings cap. The net effect of TXU Electric's earnings cap reduced net income by $90 million in 1999 and $143 million in 1998. Since January 1998, regular nuclear depreciation and additional nuclear mitigation total approximately $1.3 billion.

   Excluding the reduction of revenues as a result of the earnings cap and the fuel reconciliation disallowance, operating revenues for 1999 were 2.1% lower than 1998. Revenues in 1999 were $160 million less than 1998 due to the impact of the exceptionally hot summer weather in 1998. An additional reduction in rates effective January 1, 1999 due to the 1998 rate settlement agreement was somewhat offset by continued strong core retail sales and revenue growth. Electric energy sales volumes for 1999 were 2.5% lower than 1998. Fuel revenues for 1999 were slightly lower than in 1998, primarily as a result of lower energy sales.

   Operation and maintenance expenses for 1999 were 4% higher than 1998 largely as a result of increased PUC third party transmission tariffs. Depreciation and amortization expense was $109 million lower in 1999 versus 1998 primarily due to less mitigation depreciation recorded in 1999. Mitigation depreciation recorded in 1999 was $52 million versus $170 million in 1998.

   The net decrease of $62 million in interest expense and other charges for 1999 compared to 1998 was primarily due to the reacquisition of long-term debt and remarketing of certain debt to lower interest rates.

   The effective income tax rate was lower in 1999 compared to 1998 due primarily to the discontinuation of amortization of prior-period flow-through amounts and other tax-related regulatory assets and liabilities resulting from the impact of the 1999 Restructuring Legislation.

1998 versus 1997

   Net income of $788 million for 1998 increased approximately 5% from 1997. Results for 1997 were reduced by an $81 million fuel disallowance (including interest) and a $10 million charge related to the sale of sulfur dioxide allowances, which reduced net income by $55 million. Excluding the effect of these items, 1998 net income decreased slightly from 1997. Results for 1998 were impacted by the rate reduction settlement approved by the PUC in April 1998 that became effective January 1, 1998, and increased nuclear depreciation net of associated income taxes that reduced 1998 income by $143 million. These effects were partially offset by continued strong sales growth and the effect of exceptionally hot summer weather in 1998.

   Operating revenues increased approximately 6% for 1998 as compared to 1997 primarily due to an increase in base rate electricity revenues due to the exceptionally high summer temperatures and customer growth, partially offset by the effect of the rate reduction settlement on base rate revenues. Electric energy sales in gigawatt-hours (GWh) were approximately 6% higher in 1998 than in 1997. Fuel revenue, excluding the fuel disallowance in 1997, increased slightly in 1998 primarily due to increases in fuel costs driven by increased energy sales.

   Energy purchased for resale and fuel consumed increased approximately 2% primarily due to increased energy sales, with increased gas usage partially offset by decreased gas prices in 1998. Total operating expenses, excluding energy purchased for resale and fuel consumed, increased 11% for 1998 compared to 1997 largely as a result of higher marketing incentives, increased provision for uncollectible accounts and increased reactive maintenance expenses, partially offset by decreased employee-related costs. TXU Electric's rate reduction settlement resulted in additional nuclear depreciation of $353 million in 1998; $183 million was the result of the transfer of T&D depreciation, and $170 million was the result of TXU Electric's earnings in excess of the earnings cap. Taxes other than income increased in 1998 primarily due to higher state and local gross receipt taxes.

   Interest expense and other charges decreased 10% in 1998 compared with 1997. Capital restructuring and debt reduction programs favorably affected the year-to-year comparison. Distributions on trust securities and preferred stock dividends decreased from 1997, reflecting 1998 reacquisitions.

   The effective income tax rate for 1998 was higher than in 1997 due to the impact of amortization of prior-period flow-through amounts, which increased due to the accelerated depreciation on nuclear production assets in conjunction with the rate reduction agreement.

 US Gas
--------

Segment Highlights
                                                  1999     1998     1997*
                                                 -------  -------  -------

Gas distribution:
      Sales volumes (billion cubic feet -Bcf)..     117      130       57
      Margin (millions)........................  $  301   $  291   $  117
Pipeline transportation:
      Transportation volumes (Bcf).............     551      599      255
      Revenues (millions)......................  $  116   $  121   $   58
Gas liquids:
      Sales  volumes (million barrels).........       6        6        3
      Average prices ($ per barrel)............   14.32    10.69    14.53
      Plant revenues (millions)................  $   86   $   64   $   36
Heating degree days (% of normal)..............      70%      89%     119%


 *For the period from acquisition of TXU Gas (August 5, 1997) to December 31,
  1997.

1999 versus 1998

   The US Gas segment had net income of $3 million for 1999 compared with a net loss of $32 million for 1998. Strong cost controls and improved margins contributed to the results for 1999, as did after-tax gains totaling $8 million from the sale of assets and a reversal of a deferred tax asset valuation allowance as a result of a 1999 change in Internal Revenue Service regulations.

   Operating revenues for 1999 increased by $13 million over 1998 primarily due to higher gas processing revenues due to a 34% improvement in natural gas liquids prices, partially offset by lower distribution and pipeline revenues resulting from the very mild winter weather. Gas purchased for resale declined by $18 million in 1999 because of lower demand. Higher gas processing fees in 1999, primarily caused by higher natural gas liquids prices, were more than offset by cost reductions in other operation and maintenance expenses. Depreciation and other amortization expenses increased by $7 million primarily due to increased distribution system depreciation. Taxes other than income decreased by $7 million from 1998 to 1999 due to lower gas receipts taxes in 1999.

1998 versus 1997

   The 1998 results for the US Gas segment represent a full year of operations, while the 1997 period is from date of acquisition of TXU Gas (August 5, 1997) to December 31, 1997. The segment had a net loss of $32 million for 1998 versus a net loss of $2 million for the 1997 period.

   Operating revenues were $864 million for 1998 compared with $428 million for the 1997 period. Energy purchased for resale was $375 million in 1998 and $213 million in 1997, while other operating expenses totaled $454 million in 1998 versus $178 million for 1997. The segment had other income of $4 million, interest expense of $78 million and an income tax benefit of $6 million for 1998. In the 1997 period, the segment had other income of $2 million, interest expense of $35 million and income tax expense of $5 million.

   Results for 1998 were impacted by mild winter weather, while heating degree days were above normal for the 1997 period. Results for 1998 included goodwill amortization of $21 million versus $8 million in the 1997 period.

 US Energy Marketing
--------------------

Segment Highlights
                                  1999    1998   1997*
                                  -----  ------  -----

Trading volumes:
     Gas  (billion cubic feet)..  1,102   1,115   292
     Electric (gigawatt-hours)..  6,544  16,268    --

*For the period from acquisition of TXU Gas (August 5, 1997) to December 31,
 1997.

1999 versus 1998

   Results for 1999 for the US Energy Marketing Segment were down significantly due to lower-than-expected gas margins, planned costs to develop infrastructure capabilities and unusually high natural gas prices which affected the results from retail marketing originations. The segment had a net loss of $25 million for 1999 compared with net income of $6 million for 1998. Operating revenues decreased by 7% from $3,199 million in 1998 to $2,983 million in 1999 primarily due to management's decision to decrease electricity trading. Gross margin decreased from $46 million in 1998 to $9 million in 1999. Other operating expenses increased by 40% from $35 million in 1998 to $49 million in 1999 due in part to costs related to developing middle and back office infrastructure capabilities to prepare for the opening of the Texas electricity market to competition in 2002. Results for 1999 included other income of $4 million related to a pre-tax gain from the sale of commercial customer accounts.

1998 versus 1997

   The 1998 results for the segment represent a full year of operations, while the 1997 period is from the date of acquisition of TXU Gas (August 5, 1997) to December 31, 1997. The segment contributed net income of $6 million in 1998 but had a net loss of $12 million in the 1997 period.

   Operating revenues were $3,199 million for 1998 versus $859 million for the 1997 period. Sales margin was $46 million in 1998 compared with a margin loss of $1 million in the 1997 period. Other operating expenses totaled $35 million in 1998 compared with $16 million in the 1997 period.

   The 1998 results reflect an increase in segment activity and margins, partly due to the beginning of electricity trading in 1998, while the lower results in the 1997 period were primarily the result of trading losses, inadequate system infrastructure and costs associated with systems that were implemented at the end of 1997.

Europe
------

Segment Highlights

                                                                   1999              1998*
                                                                 --------           --------

Sales volumes:
      Electric (gigawatt-hours - GWh)..........................   36,424             23,285
      Gas (billion cubic feet- Bcf)............................      126                 72
      Units distributed (GWh)..................................   33,120             19,249
      Wholesale energy sales:
             Electricity generated and sold to the Pool (GWh)     78,950             51,060
             Gas (Bcf)                                               447                148

                                                                       1999               1998*
                                                                  ---------------    ---------------
Revenues (millions):                                             (Pounds)     $      (Pounds)    $
    Electric...................................................    1,869    3,033     1,196    1,985
    Gas........................................................      348      565       157      260
    Distribution...............................................      405      657       238      395
    Wholesale energy sales.....................................    1,336    2,168       721    1,199
    Intra-segment eliminations and other.......................     (205)    (333)     (147)    (238)
                                                                  ------   ------    ------   ------
               Total...........................................    3,753    6,090     2,165    3,601
                                                                  ======   ======    ======   ======

By segment (millions):
    Energy retail..............................................    1,548    2,512     1,036    1,723
    Energy management and generation...........................    1,759    2,854       845    1,405
    Networks...................................................      428      695       253      421
    Other......................................................       18       29        31       52
                                                                  ------   ------    ------   ------
              Total............................................    3,753    6,090     2,165    3,601
                                                                  ======   ======    ======   ======

  * For the period from acquisition (May 19, 1998) to December 31, 1998.

1999 versus 1998

   The 1999 results for the Europe segment represent a full year of operations, while the 1998 period is from date of acquisition (May 19, 1998) to December 31, 1998. The 1998 period also includes the 22% equity in the net income of TEG for the period March to May 19, 1998. The Europe segment contributed net income for 1999 of $280 million compared with $140 million in the 1998 period.

   The Europe segment added (Pounds)3.8 billion ($6.1 billion) to 1999 operating revenues versus (Pounds)2.2 billion ($3.6 million) in the 1998 period. Revenues from energy retail operations for 1999 were (Pounds)1.5 billion ($2.5 billion) compared with (Pounds)1.0 billion ($1.7 billion) in 1998. Volumes in the gas residential market increased in 1999 as a result of the market being fully opened to competition. Electricity volumes have decreased due to the loss of industrial and commercial customers in the October 1999 contract round; however, prices have improved. Revenues from the energy management and generation operations for 1999 were (Pounds)1.8 billion ($2.9 billion) versus (Pounds)845 million ($1.4 billion) in the 1998 period. Increased operating volumes in the gas portfolio have increased revenues, partially offset by lower revenues in the electricity portfolio due to lower time-weighted Pool purchase prices (weighted for time of day sales) and reduced volumes. Revenues from the networks business for 1999 were (Pounds)428 million ($695 million) compared with (Pounds)253 million ($421 million) in the 1998 period. GWh's distributed increased by approximately 3% year on year, and regulated prices increased approximately 1% from April 1999. Other revenues were (Pounds)18 million ($29 million) in 1999, which were primarily related to the metering business. In the 1998 period, other revenues were (Pounds)31 million ($52 million) and included metering revenues, revenues from the telecommunications business sold in December 1998 and revenues from the modular building business sold in February 1999.

   Energy purchased for resale and fuel consumed for 1999 was (Pounds)2.2 billion ($3.6 billion) compared with (Pounds)1.3 billion ($2.2 billion) in the 1998 period. Operation and maintenance expenses for the full year of 1999 were (Pounds)706 million ($1.1 billion) versus (Pounds)379 million ($628 million) in
the 1998 period.   Depreciation and amortization, including goodwill
amortization, totaled (Pounds)260 million ($421 million) in 1999 compared with (Pounds)144 million ($240 million) in 1998.

   Interest expense for 1999 was (Pounds)347 million ($563 million) compared with (Pounds)269 million ($447 million) in the 1998 period from the date of
acquisition.   The segment had interest income of (Pounds)63 million ($102 million) in 1999 versus (Pounds)64 million ($106 million) in the 1998 period.

   The effective tax rate for the Europe segment was 35% in 1999 versus 46% in the 1998 period. The rate in 1999 benefited from foreign tax credits, while the 1998 period benefited from a 1% reduction in the UK statutory tax rate and included income that was taxed at rates less than the statutory rate. Non-deductible expenses related to capital leases and goodwill amortization also affected both periods.

   On December 14, 1999, TXU Europe Group and EDF London Investments plc, a subsidiary of Electricite de France, entered into an arrangement for the creation of an equally held joint venture company. Employees of the joint venturers' subsidiaries, Eastern Electricity and London Electricity plc, will be employed by the new joint venture company in the management, operation and maintenance of those subsidiaries' respective electricity distribution networks. The physical assets, as well as all operating licenses, will continue to be owned by Eastern Electricity and London Electricity plc, respectively. An application was made to the European Commission's Merger Task Force for competition law clearance, and on February 8, 2000, the European Commission announced that it had cleared plans for the creation of the joint venture for competition law purposes. A separate application for regulatory clearance has been submitted to the Office of Gas and Electricity Markets (OFGEM). The joint venture will begin operations once these clearances are obtained, which may be as early as April 2000. By the time the joint venture starts operations, it is expected that the combined workforce will have been reduced by approximately
400. It is anticipated that the workforce currently engaged by Eastern Energy and London Electricity plc, will be further reduced by at least a similar number during the joint venture's first 18 months of operations. Primarily as a result of the creation of this joint venture, TXU Europe is expected to record a restructuring charge of approximately $50 million in 2000. By streamlining operations and reducing costs, the joint venture is expected to help offset the price reductions mandated by the recent distribution price review by OFGEM.

   In June 1999, TXU Europe Group announced details of a program to restructure the energy retailing business in order to be more cost effective in the competitive energy markets. This program resulted in the closure of two principal offices with the loss of 300 permanent and 200 temporary positions. TXU Europe Group also is seeking new ways to access the energy markets and to form more partnerships with the objective of reducing costs, improving access to customers and capitalizing on emerging new markets like the Internet.

Australia
---------

Segment Highlights
                                  1999*         1998          1997
                                  -----         -----         -----
Sales volumes:
     Electric (Gigawatt-hours)    5,509         5,213         5,190
     Gas (Billion cubic feet)        51            --            --

Degree days:
      Cooling...................    239           236           292
      Heating...................  1,199         1,387         1,360


                                     1999*          1998         1997
                                  ------------  ------------  -----------
                                    A$      $     A$      $     A$     $
Revenues (millions):
     Electric...................    567   $365    571    361    577   430
     Gas........................    200    130     --     --     --    --
     Other......................    291    187    125     78     80    59
                                  -----   ----  -----  -----  -----  ----
              Total.............  1,058    682    696    439    657   489
                                  =====   ====  =====  =====  =====  ====

  *Includes results of Westar/Kinetik Energy from date of acquisition of February 24, 1999.

1999 versus 1998

   TXU Australia had net income of $6 million for 1999 compared with $31 million for 1998. Results for 1999 were affected by very mild winter weather and non-recurring charges totaling $17 million after-tax primarily for integration and acquisition-related costs. Net income for 1999 includes the results of Westar/Kinetik Energy from date of acquisition on February 24, 1999.

   Operating revenues rose from A$696 million ($439 million) in 1998 to A$1,058 million ($682 million) in 1999, an increase of 52%. The increase is primarily due to revenues from the Westar/Kinetik Energy gas distribution and retailing businesses since acquisition, higher construction revenues and increased external electricity network charges.

   Energy purchased for resale increased from A$265 million ($167 million) in 1998 to A$415 million ($268 million) in 1999. The A$150 million ($101 million) increase includes A$110 million ($71 million) of gas purchase and distribution costs associated with Westar/Kinetik Energy, with the remainder of the increase due to higher purchased electricity and distribution costs as a result of a 6% increase in energy sold and higher electricity pool prices. Operation and maintenance expenses increased from A$193 million ($121 million) in 1998 to A$335 million ($216 million) in 1999 due to costs associated with the Westar/Kinetik Energy gas business and increased expenditures related to the construction businesses. Depreciation and amortization, including goodwill amortization, increased from A$68 million ($43 million) to A$119 million ($77 million) in 1999 primarily due to the Westar/Kinetik Energy acquisition.

   Interest expense and other charges increased from A$94 million ($59 million) in 1998 to A$203 million ($131 million) in 1999 due to an increase in outstanding debt resulting from the acquisition of Westar/Kinetik Energy and the initial payment under the agreement with AES Ecogen.

   The effective income tax rate for the Australia segment was impacted by non-deductible goodwill amortization and other foreign permanent differences. The statutory tax rate in Australia will decrease from 36% to 30% between 2000 and 2001. Accordingly, TXU Australia adjusted its deferred taxes to the 30% rate and credited deferred tax expense for $3 million in 1999.

   TXU Australia sold its construction and engineering business, Enetech, in January 2000.

1998 versus 1997

   Operating revenues were A$657 million ($489 million) in 1997 and A$696 million ($439 million) in 1998. Revenues denominated in Australian dollars increased by 6% from 1997 to 1998 due to higher construction revenues, reflecting the full year impact of the acquisition of Streamline, a former maintenance division of Melbourne Water. The impact on TXU Corp. revenues was a decrease of 10% as a result of the decline in the average exchange rate from 1997 to 1998. While electricity energy sales rose marginally in 1998, electricity sales revenues decreased slightly, principally due to lower prices, as further classes of electricity customers were free to choose their electric supplier. Customers with loads in excess of 160 MWh/year but less than 750 MWh per year were able to choose their electricity supplier effective July 1, 1998. As of December 31, 1998, TXU Australia estimated that it had lost approximately 500 GWhs as a result of customers within its franchised area electing to choose another energy retailer to supply their energy needs. This loss was net of gains made during the same period by TXU Australia in acquiring customers from other retailers in Victoria and New South Wales.

   Energy purchased for resale decreased 10% from A$294 million ($219 million) in 1997 to A$265 million ($167 million) in 1998 largely due to the phasing out of the franchise fee charged by the Victorian Government in respect of the customer base allocated to TXU Australia during the privatization of the electricity industry. Operation and maintenance expense increased from A$154 million ($112 million) in 1997 to A$193 million ($121 million) in 1998 primarily due to costs associated with increased construction activity for third parties.

   The reduction in interest expense from A$97 million ($73 million) in 1997 to A$94 million ($59 million) in 1998 was attributable to both a reduction in debt and lower interest rates.

   The effective income tax rate decreased from 54% in 1997 to 45% in 1998 due to a reduction in non-deductible franchise fee payments.

FINANCIAL CONDITION

Liquidity and Capital Resources

   Cash Flows -- Cash flows provided by operating activities before changes in operating assets and liabilities for 1999 were $2.6 billion compared with $2.3 billion and $1.6 billion for 1998 and 1997, respectively. Changes in operating assets and liabilities used cash of $379 million and $338 million in 1999 and 1998, respectively, but provided $15 million in 1997. The increase in each year is primarily due to the inclusion of TXU Europe results since acquisition in 1998 and for a full year in 1999.

   Cash flows used for investing activities for the year ended December 31, 1999 totaled $3.1 billion, including $1.0 billion for the acquisition of Westar/Kinetik Energy, compared with $4.3 billion, including $2.5 billion used for the acquisition of TEG, for 1998 and $708 million for 1997. Construction expenditures were $1.6 billion for 1999, compared with $1.2 billion and $583 million for 1998 and 1997, respectively, primarily resulting from the inclusion of TXU Europe since acquisition in 1998 and for a full year in 1999.

   In 1998, TXU Corp. acquired TEG for $7.4 billion, including $1.4 billion assigned to common stock issued. In 1997, TXU Corp. acquired TXU Gas for $579 million and TXU Communications for $319 million, primarily through the issuance of common stock.

   In October 1999, TXU Electric announced plans to sell six of its eighteen natural gas-fired electricity generating plants in Texas. Any gain on the sale of these plants will be recorded as a regulatory liability and applied against TXU Electric's generation assets that may become stranded costs under provisions of the 1999 Restructuring Legislation. TXU Electric anticipates completion of the plant sales by the end of 2000. In March 2000, TXU Gas announced that it had entered into a contract for the sale of substantially all of the assets of TXU Processing for approximately $105 million.

   In 1999, TXU Europe contributed approximately (Pounds)190 million ($308 million) for an 81% ownership interest in the joint venture company with Pohjolan Voima Oy (PVO), Finland's second largest electricity generator, and approximately (Pounds)40 million ($65 million) for an approximately 40% stake in Savon Voima Oy (SVO), Finland's seventh largest electricity distributor.

   In December 1999, TXU Corp. sold its 20% ownership interest in the partnerships that operate PrimeCo for $357 million. Proceeds from the sale were received in January 2000.

   On March 13, 2000, TXU Europe (Espana) S.L., a subsidiary of TXU Europe, announced its intention to make a cash offer to acquire all of the shares of Hidroelectrica del Cantabrico, S.A. (Hidrocantabrico) that TXU Europe does not currently own. Hidrocantabrico is a vertically integrated Spanish energy company. The offer is subject to a number of conditions, including, among others, authorization by the CNMV, or Spanish Securities Exchange, approval by European Union competition authorities and TXU Europe acquiring sufficient shares such that it would hold at least 51% of Hidrocantabrico after the transaction is completed. The transaction is expected to close in the second quarter of 2000.

   TXU Europe's offer of 21.25 euros per share values the equity of Hidrocantabrico at 2.4 billion euros ($2.3 billion). If the offer becomes unconditional, TXU Europe intends to finance the acquisition through bank borrowings and the issuance of preferred securities to its parent company, TXU International Holdings. TXU International Holdings intends to fund the purchase of the TXU Europe preferred securities through bank borrowings guaranteed by TXU Corp.

   On March 13, 2000, TXU Corp. announced that it had entered into an agreement to acquire Fort Bend Communication Companies, Inc. (FBCC) based in Katy, Texas, near Houston, in a transaction that values the stock of FBCC at approximately $167 million. FBCC common and preferred stock will be exchanged for approximately $90 million of TXU Corp. common stock and approximately $77 million in cash, subject to certain adjustments. The transaction is expected to close in the second quarter of 2000.

   Following the closing of the FBCC transaction, TXU Corp. expects to facilitate the growth of its communications operations by contributing the assets of TXU Communications Company and FBCC into a joint venture. This transaction, if consummated, would enable TXU Corp. to retire debt and repurchase common stock in an aggregate amount of up to $1 billion.

   Future Capital Requirements --TXU Corp.'s maintenance capital construction expenditures are estimated at $1.1 billion for 2000. Approximately 65% is planned for US Electric and Gas operations, 23% for operations in the UK and continental Europe, and 12% for operations in Australia, telecommunications and other activities. Additional expenditures may be made for development activities.

   TXU Corp. will pursue potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and will dispose of nonstrategic assets to allow redeployment of resources into faster growing opportunities in an effort to enhance the long-term return to its shareholders.

   During 1999, TXU Corp.'s Board of Directors increased the common stock repurchase limit to $1.6 billion, of which $478 million had been used as of December 31, 1999 to purchase and retire a total of 11,953,751 shares of TXU Corp.'s issued and outstanding common stock during the four years then ended. On March 7, 2000, TXU Corp. repurchased approximately 12.4 million shares of its common stock for approximately $408 million. The cost of the repurchased shares, to the extent it exceeded the estimated amount received upon their original issuance, has been charged to retained earnings.

   TXU Europe Group received government consent to build a 215 MW combined heat and power plant for which there is a commitment of (Pounds)117 million ($189 million), most of which falls due in 2001. In addition, estimated capital expenditures on environmental control facilities are (Pounds)43 million ($70 million) in 2000, (Pounds)50 million ($81 million) in 2001, (Pounds)40 million ($65 million) in 2002, and (Pounds)35 million ($57 million) in 2003.

   External funds of a permanent or long-term nature are obtained through the issuance of common and preferred stock, TXU Corp. or subsidiary obligated, mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of TXU Corp. or related subsidiary (trust securities) and long-term debt by TXU Corp. The capitalization ratios of TXU Corp. at December 31, 1999, consisted of approximately 62% long-term debt (including equity-linked securities), 5% trust securities, 1% preferred stock and 32% common stock equity. Restricted cash of $1.2 billion included in other investments collateralizes certain TXU Europe capital lease obligations. Offsetting the cash pledge against lease obligations, the capitalization ratios consisted of 61% long-term debt, 5% trust securities, 1% preferred stock and 33% common stock equity.

   Issuances and Retirements -- During the year ended December 31, 1999, TXU Corp. issued, redeemed, reacquired or made scheduled principal payments on acquisition facilities, other long-term debt, preferred stock and trust securities for cash, as follows:

                                                        Issuances  Retirements
                                                        ---------  -----------
TXU Electric:
      Brazos River Authority Pollution Control Bonds       $  177       $  177
      First Mortgage Bonds                                     --          551
      Other                                                    --            3

TXU Europe:
      Senior Notes                                          1,500           --
      Term Facility                                         1,225           --
      Acquisition Facilities                                   --        1,225
      Revolving Credit Facility (Tranche B)                   921          514
      Other                                                   306          749

TXU Australia Holdings:
      Acquisition Facilities                                  926           --
      Other                                                    93           --

TXU Corp.:
      TXU Capital II Trust Securities                         150           --
      Senior Notes                                            925           --

All Other Subsidiaries                                          3          240
                                                           ------       ------
       Total                                               $6,226       $3,459
                                                           ======       ======

   In March 2000, TXU Europe issued $150 million of 9.75% Trust Originated Preferred Securities.

   See Notes to Financial Statements for further details concerning short-term financing, long-term debt, trust securities and preferred stock of subsidiaries. Early redemptions of preferred stock and long-term debt may occur from time to time in amounts presently undetermined.

   Financing Arrangements -- TXU Corp., TXU Electric, TXU Gas and other subsidiaries of TXU Corp. may issue additional debt and equity securities as needed, including the possible future sale: (i) by TXU Electric of up to $499 million principal amount of debt securities and up to $25 million of Cumulative Preferred Stock, and (ii) by TXU Gas of up to $600 million aggregate principal amount of debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the Securities and Exchange Commission
(SEC) for offering pursuant to Rule 415 under the Securities Act of 1933. In addition, TXU Corp. may issue up to $340 million of debt securities and up to an aggregate of $360 million of (i) debt securities, (ii) shares of its preference stock, or (iii) preferred securities of subsidiary trusts.

   At December 31, 1999, TXU Corp., TXU Electric and TXU Gas Company had joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. At December 31, 1999, TXU Corp. had no borrowings outstanding under these facilities. The US Credit Agreements were amended and restated in February 2000 and have two facilities. Facility A provides for short-term borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates February 23, 2001, but may be extended by up to one year. Facility B provides for short-term borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates February 25, 2005. Facility B also provides for the issuance of up to $300 million of letters of credit. TXU Electric's and TXU Gas' borrowings under both facilities are limited to aggregate amounts outstanding at any one time of $1.25 billion and $650 million, respectively.

   TXU Europe and a finance subsidiary have a joint sterling-denominated line of credit (Sterling Credit Agreement) that provides for borrowings of up to (Pounds)1.275 billion ($2.1 billion) and has two facilities which will terminate on March 2, 2003. As of December 31, 1999, the amended Sterling Credit Agreement had (Pounds)750 million ($1.2 billion) of borrowings outstanding under the term facility at an interest rate of 6.55%, and approximately (Pounds)237 million ($384 million) of non-UK borrowings outstanding under Tranche B at a weighted average interest rate of 5.61%.

   Eastern Electricity has a separate revolving credit facility of up to (Pounds)250 million ($404 million), terminating March 2, 2003, which provides for short-term borrowings to be used for Eastern Electricity's general corporate purposes. No borrowings were outstanding at December 31, 1999 under this facility.

   On December 15, 1999, TXU Europe commenced a 2.0 billion euro Euro Medium Term Note (EMTN) Program. Under the EMTN Program, TXU Europe may from time to time issue notes on a continuing basis to one or more dealers in a principal outstanding amount not exceeding 2.0 billion euros. As of December 31, 1999, no notes had been issued under this program. However, in March 2000, (Pounds)225 million ($364 million) of 7.25% Sterling Eurobonds due March 8, 2030, were issued. On the same day, an interest rate swap was entered into that converts the interest on the new Sterling Eurobond to a variable rate based on LIBOR for the first five years. The effective interest rate after the swap was 5.862%.

   TXU Electric has facilities with financial institutions whereby it is entitled to sell and such financial institutions may purchase, on an ongoing basis, undivided interests in customer accounts receivable representing up to  an  aggregate  of  $500 million.  TXU Gas has a similar facility for  $100
million.   TXU Europe has facilities with a third party whereby Eastern
Electricity may sell up to (Pounds)300 million ($486 million) of its electricity receivables and a finance subsidiary may borrow up to an aggregate of (Pounds)275 million ($445 million), collateralized by future receivables, with an overall program limit of (Pounds)550 million ($891 million). Additional receivables are continually sold to replace those collected. At December 31, 1999, accounts receivable of TXU Electric were reduced by $500 million, TXU Gas' were reduced by $100 million and Eastern Electricity's were reduced by (Pounds)224 million ($362 million) to reflect the sales of receivables under their programs and (Pounds)177 million ($286 million) of short-term loans were outstanding collateralized by future receivables.

Quantitative and Qualitative Disclosure About Market Risk

   TXU Corp. and its subsidiaries enter into derivative instruments for non-trading purposes in order to manage market risks related to changes in interest rates, foreign currency exchange rates and commodity prices. TXU Corp. also enters into derivative instruments and other contractual commitments for trading purposes through its subsidiaries TXU Energy Trading, TXU Europe and TXU Australia. See Note 11 to Financial Statements for further discussion of TXU Corp's risk management activities.

   INTEREST RATE RISK -- The table below provides information concerning TXU Corp.'s financial instruments as of December 31, 1999 that are sensitive to changes in interest rates, which include debt obligations, interest rate swaps and trust securities. TXU Corp. has entered into interest rate swaps under which it has agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts at dates that generally coincide with interest payments. For trust securities, the table presents cash flows based on December 31, 1999 book values and the related weighted average rates by expected redemption date. Weighted average variable rates are based on rates in effect at the reporting date.

                                                  Expected Maturity Date
                               --------------------------------------------------------
                                                (Millions, except percents)                          1999                    1998
                                                                              There-     1999        Fair       1998         Fair
                                 2000      2001    2002      2003     2004    after     Total       Value       Total       Value
                               ------    ------   -----    ------   ------   -------   --------   ----------   --------   ----------
Long-term Debt
   (including
       current maturities)
   Fixed Rate..............    $1,261    $  533   $ 852    $  915   $1,496    $6,679    $11,736      $10,734    $11,318     $11,912
       Average interest          6.78%     7.43%   7.09%     6.64%    7.33%     7.08%      7.06%          --       7.29%         --
        rate...............
    Variable Rate..........        --    $1,378   $ 572    $1,598       --    $  846    $ 4,394      $ 4,394   $  3,503     $ 3,503
       Average interest            --      6.50%   6.38%     6.34%      --      5.43%      6.22%          --       5.86%         --
        rate...............

Trust Securities*
   Fixed rate..............        --        --      --        --       --    $1,095    $ 1,095      $   977    $   950     $   987
      Average interest rate        --        --      --        --       --      8.03%      8.03%          --       7.93%         --
   Variable  rate..........        --        --      --        --       --    $  244    $   244      $   235    $   243     $   249
      Average interest rate        --        --      --        --       --      7.26%      7.26%          --       6.41%         --

Interest Rate Swaps
   (notional amounts)
   Variable to Fixed.......    $1,574    $  738   $ 449    $  250       --    $1,242    $ 4,253      $    25    $ 2,274     $  (132)
       Average to pay rate.      5.96%     6.72%   7.27%     6.81%      --      6.23%      6.36%          --       6.67%         --
       Average receive rate      6.13%     5.50%   5.18%     7.26%      --      5.33%      5.75%          --       5.49%         --
   Fixed to variable.......    $  425        --   $ 350        --       --    $1,500    $ 2,275      $   (94)   $   515     $    46
      Average pay rate.....      6.24%       --    6.73%       --       --      6.77%      6.67%          --       5.39%         --
      Average receive rate.      5.11%       --    6.15%       --       --      6.65%      6.29%          --       7.37%         --

*TXU Corp. or subsidiary obligated mandatorily redeemable, preferred securities of subsidiary trusts each holding solely junior subordinated debentures of TXU Corp. or related subsidiary.

   FOREIGN CURRENCY RISK -- TXU Corp. has exposure to foreign currency risks, primarily with the pound sterling and the Australian dollar. TXU Europe and TXU Australia have accessed the US capital markets and issued dollar denominated obligations. TXU Corp. and its subsidiaries enter into currency swaps, options and forwards, where appropriate, to manage foreign currency exposure. The following table summarizes notional amounts at the contract exchange rates, weighted-average contractual exchange rates and estimated fair value by contract maturity for open contracts at December 31, 1999 and 1998:

                                             Expected Maturity Date
                                --------------------------------------------------
                                        (Millions, except exchange rates)            1999    1998
                                                                   There-            Fair    Fair
                                 2000   2001   2002   2003   2004  after   Total    Value   Value
                                -----  -----  -----  -----  -----  ------  -------  -----   -----
British pound sterling          $ 135  $ 135  $ 483  $ 114  $ 114  $2,569   $3,550   $(37)   $(57)
       Average exchange rate    $1.63  $1.63  $1.62  $1.63  $1.63  $ 1.72   $ 1.69     --      --

Australian dollar                  --     --     --     --     --  $  350   $  350   $ 30    $ 53
       Average exchange rate       --     --     --     --     --  $ 0.72   $ 0.72     --      --

   ENERGY PRICE RISK-- Non-trading Activities -- In the UK and Australia, electricity prices are established through power pools which are controlled through an agreement with the licensed generators and suppliers in the case of the UK, or by a statutory, independent corporation in the case of Australia. In both cases, substantially all power generated must be sold into and purchased from wholesale electricity trading pools. In order to manage the exposure to fluctuations in electricity pool prices, both TXU Europe and TXU Australia enter into both short- and long-term derivative instruments whereby the pool price is fixed for an agreed-upon quantity and duration by reference to an agreed-upon strike price. In the US, as a result of continued regulation, TXU Electric and TXU Gas have minimal exposure to energy price risk, therefore, their use of derivative instruments is limited.

   UK --The hypothetical loss in fair value of TXU Europe Group's contracts for differences, electricity forward agreements and other contracts in existence at December 31, 1999 and 1998 entered into for non-trading purposes arising from a 10% adverse movement in future electricity prices is estimated at (Pounds)21 million ($34 million) and (Pounds)81 million ($134 million), respectively. This loss is calculated by modeling the contracts against an internal forecast of Pool prices using discounted cash flow techniques. The decrease in the hypothetical market movement results from decreases in energy purchase commitments during 1999.

   Australia -- The hypothetical loss in fair value of TXU Australia's contracts for differences, electricity forward agreements and other contracts in existence at December 31, 1999 entered into for non-trading purposes arising from a 10% adverse movement in future electricity prices is estimated at A$12 million ($8 million). This loss is calculated by modeling the contracts against an internal forecast of Pool prices using discounted cash flow techniques.

   ENERGY PRICE RISK -- Trading Activities -- TXU Corp. has further positioned itself to provide comprehensive energy products and services to a diversified client base in the US, Europe and Australia. In the US, TXU Energy Trading continues to engage in risk management activities, including the purchase and sale of physical commodities and entering into futures contracts, other forward commitments, swap agreements, exchange traded options, over-the-counter options which are net settled or physically settled, exchange-of-futures-for physical transactions, energy exchange transactions, storage activities, and other contractual arrangements.

   In 1999, TXU Europe and TXU Australia began offering price risk management services to customers through a variety of financial and other instruments including contracts for differences (swaps), virtual power stations, written options and forward contracts.

   The trading subsidiaries all manage the market risk on a portfolio basis within limitations imposed by their respective Boards of Directors and in accordance with TXU Corp.'s overall risk management policies. Market risks are monitored daily, utilizing appropriate mark-to-market methodologies, which value the portfolio of contracts and the hypothetical effect on this value from changes in market conditions. Each entity uses various techniques and methodologies that simulate forward price curves in their respective markets to estimate the size and probability of changes in market value resulting from price movements. These techniques include, but are not limited to, sensitivity analyses. The use of these methodologies requires a number of key assumptions including the selection of confidence levels, the holding period of the positions, and the depth and applicability to future periods of historical price information.

   The portfolio subjects the entities to a number of risks and costs associated with the future contractual commitments, including price risk, credit risk associated with counter parties, product location (basis) differentials, market liquidity. Each entity continuously monitors the valuation of identified risks and adjusts the portfolio valuation based on present market conditions.
Reserves are established in recognition that certain risks exist until delivery of energy has occurred, counterparties have fulfilled their financial commitments and related financial instruments mature or are closed out. Price and credit risk are further managed within the established trading policies and limits established for each trading entity which are evaluated on a daily basis.

   US -- TXU Energy Trading uses market-implied volatilities to determine its exposure to market risk. Market risk is estimated as the potential loss in fair value resulting from at least a 15% change in market factors, which may differ from actual results. Using a two standard deviation change, the most adverse change in fair value at December 31, 1999 and 1998, as a result of this analysis, was a reduction of $2.3 million and $2.1 million, respectively.

   UK -- The hypothetical loss in fair value of TXU Europe Group's contracts for differences and other energy purchase contracts in existence at December 31, 1999 entered into for trading purposes arising from a 10% adverse movement in future electricity prices is estimated at (Pounds)4 million ($6 million).

   Australia -- The hypothetical loss in fair value of TXU Australia's trading contracts and other energy purchase contracts in existence at December 31, 1999 entered into for trading purposes arising from a 10% adverse movement in future electricity prices is estimated at A$31 million ($20 million).

Regulation and Rates

   US -- Electric Industry Restructuring -- Project teams have been established to prepare TXU Electric for a competitive environment. These teams are comprised of resources from all facets of TXU Corp.'s business and formulate short- and long-term strategy to address the implementation of the 1999 Restructuring Legislation. TXU Corp. continues to analyze the long-range implications of the 1999 Restructuring Legislation on their respective financial positions, results of operations and cash flows.

   TXU Gas Distribution employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to about $7.5 million in annualized revenue increases, exclusive of changes in gas costs, was granted in 1999. Rate cases supporting an additional $8.3 million in annualized revenue increases were pending in a number of cities as of December 31, 1999. The $8.3 million of annualized revenue increases includes $6.3 million for the general rate increase filed for in August 1999 by TXU Gas Distribution in the cities of Dallas, University Park, Highland Park and Cockrell Hill, Texas. On February 23, 2000, the City of Dallas denied the rate increase. Similar action is expected in the other cities. TXU Gas Distribution intends to appeal this action to the RRC, which has the power to review and overturn the denial, and seek in excess of $9 million in rate relief. TXU Gas is unable to predict the outcome of the appeal.

   In October 1999, TXU Lone Star Pipeline filed with the RRC a Statement of Intent to change the city gate rate for gas transported for subsequent distribution to residential and commercial customers. The filing requests a general increase in annual revenues of approximately $20 million. Action on this request is anticipated in the second quarter of 2000. TXU Lone Star Pipeline is unable to predict the outcome of this case.

   TXU Electric and certain other regulated subsidiaries of TXU Corp. have several rate requests or refunds pending or on appeal, see Note 13 to Financial Statements.

   Europe -- The regulation of distribution and supply charges is currently subject to review by OFGEM. Since the implementation of the initial price controls in 1990, there have been two reviews of the supply price control.
These reviews have resulted in reduced distribution and supply prices, but because related costs have also been reduced, the effect on TXU Europe has not been material. In December 1999, OFGEM issued a final report, proposing a range of substantial net revenue reductions for the distribution businesses of all regional electricity companies in the UK. The final proposals for Eastern Electricity incorporated an initial reduction in allowed revenues for regulated units of 28% beginning April 1, 2000 with further annual reductions of 3% for the next four years, adjusted for inflation. TXU Europe Limited and TXU Europe Group estimate that the effect on distribution revenues will be a reduction of about (Pounds)73 million ($118 million) in the year ending December 31, 2000 and of about (Pounds)100 million ($162 million) in the year ending December 31, 2001. The net impact on TXU Europe is less than these reductions, as a portion of the reduction is a pass through of costs to the energy retail business.

   In November 1999, OFGEM issued a final report on price adjustments for the electricity supply businesses. The final report was accepted by TXU Europe Group in December 1999 and the supply price adjustments become effective April 1, 2000. The directly controlled tariffs will be reduced by an average of 7.1% from April 1, 2000 as required by the new controls. TXU Europe estimates that the effect on electricity supply revenues will be a reduction in annual revenues of approximately (Pounds)15 million ($24 million).

   In December 1999, following extensive consultation with the industry, the Director General of Electricity Supply published new proposals for generation licenses in order to promote fair competition in the generation and trading of electricity. The proposals seek to ensure that generators with positions of significant market power who are able to exert an upward influence on prices in the Pool ensure that their prices closely reflect their costs and that they do not take unfair advantage of any imperfections in the operation of the Pool. The Director General has proposed that these restrictions should cease one year after the introduction of the New Electricity Trading Arrangements. TXU Europe Limited has played an active part in these discussions and accepted the Director
General's proposals on February 7, 2000.    However, five generators rejected
the proposals and the matter has been referred to the UK Competition Commission. TXU Europe Limited does not anticipate that these new proposals will have a material adverse effect on its revenues.

   Australia -- TXU Australia is subject to regulation by the Office of the Regulator General (ORG). The distribution tariffs applying to Eastern Energy are effective until December 31, 2000. The ORG plans to issue by September 2000 a determination of the maximum prices for use of the electrical network for the period from December 31, 2000 to at least December 31, 2005. TXU Australia is not able to predict the outcome of this review or the impact on its financial position or results of operations. There is a risk that the ORG could determine pricing arrangements significantly below current levels.

   Maximum retail prices for remaining franchise electricity customers, those with usage below 160 MWh/year, are fixed by the Tariff Order until December 31, 2000. Retail prices for non-franchise customers are subject to competitive forces and are not regulated. All electricity retail prices are scheduled to be deregulated beginning January 1, 2001. TXU Australia is analyzing how the long-range implications of the unregulated market will affect its financial position, results of operations and cash flows, and is developing a strategy to address these issues.

   The distribution tariffs applying to Westar are effective until December 31, 2002, at which time a price review process will occur prior to new tariffs being approved by the ORG for the next five-year period. After the next period, prices will be set for periods nominated by Westar and approved by ORG. TXU Australia is not able to predict the outcome of this review or the impact on its financial position or results of operations.

   Gas retail customers with loads above 460,000 Mcf/year are currently subject to competition. All remaining customers will be able to choose their own gas retailer by September 1, 2001. While the market is expected to be competitive, TXU Australia does not expect the same intensity of competition in the early stages of competition as has been experienced in electricity in Victoria. The most profitable segment of the retail gas market in Victoria is the class of customers with load below 4,600 Mcf/year, which will become contestable in September 2001. As with competition in the electric industry, TXU Australia's expectation is that the competition, and therefore the downward pressure on margins, will be less intense for these smaller customers.

   Although TXU Corp. cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows. (See Note 14 to the Financial Statements.)

CHANGES IN ACCOUNTING STANDARDS

   Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" , as extended, is effective for TXU Corp. beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. TXU Corp. is currently evaluating the impact the adoption of this standard will have on its financial position and results of operations.

EUROPEAN MONETARY UNION (EMU)

   Most of TXU Europe Group's income and expenditures are denominated in pounds sterling or in the currencies of other countries which either are not eligible or have not joined the first stage of the EMU. TXU Europe Limited therefore does not expect the new currency of countries which participate in the EMU to have a material impact on those operations for so long as the UK continues to remain outside the EMU. TXU Europe has prepared its accounting systems to be able to deal with the receipt of payments in euro's.

Year 2000 Issues

   Beginning in 1996, a thorough and detailed program was undertaken throughout the TXU Corp. System to address Year 2000 (Y2K) issues. TXU Australia initiated a Y2K program in 1997. The focus was on information technology (IT) mainframe-based application systems, IT related hardware, operating systems and desk top software, and embedded systems such as process controls for energy production and delivery and business-unit-owned applications. Applications and equipment in each of these categories were inventoried and categorized based on criticality to TXU Corp.'s business operations. Assessments of potential impact due to Y2K issues were completed in 1999. Remediation and testing work in each of these areas was completed by December 31, 1999. A further upgrade to the Eastern Electricity billing system was performed on January 20, 2000 to ensure that all mainframe billing systems would function correctly on February 29, 2000.

   During the year 2000 rollover, the US, TXU Europe and TXU Australia customers experienced no service interruptions due to computer hardware, software and imbedded chips. A few minor problems occurred with internal systems, but these were considered to be no more than normal system issues.

   The total costs incurred to date associated with TXU Corp.'s Y2K efforts were approximately $59 million. These costs reflect new, incremental costs and the reallocation of resources in pre-existing maintenance budgets. These costs were expensed as incurred and a total of approximately $5 million is expected to be spent during the year 2000. There can be no assurance that these estimates will not change as a result of the discovery of unexpected additional remediation work.

FORWARD-LOOKING STATEMENTS

   This report and other presentations made by TXU Corp. and its subsidiaries (TXU Corp.) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Corp. believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of TXU Corp. to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), the PUC, the Railroad Commission of Texas (RRC), the Nuclear Regulatory Commission (NRC), the Office of the Regulator General of Victoria, Australia, and the Office of Electricity Regulatory covering England, Wales and Scotland (OFFER) in the UK with respect to allowed rates of return, industry and rate structure, purchased power and investment recovery, operations of nuclear generating facilities, acquisitions and disposal of assets and facilities, operation and construction of plant facilities, decommissioning costs, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies, (ii) weather conditions and other natural phenomena, (iii) unanticipated population growth or decline, and changes in market demand and demographic patterns, (iv) competition for retail and wholesale customers, (v) pricing and transportation of crude oil, natural gas and other commodities, (vi) unanticipated changes in interest rates, rates of inflation or foreign exchange rates, (vii) unanticipated changes in operating expenses and capital expenditures, (viii) capital market conditions, (ix) competition for new energy development opportunities, (x) legal and administrative proceedings and settlements, (xi) inability of the various counterparties to meet their obligations with respect to TXU Corp.'s financial instruments, (xii) changes in technology used and services offered by TXU Corp., and (xiii) significant changes in TXU Corp.'s relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur.

   Any forward-looking statement speaks only as of the date on which such statement is made, and TXU Corp. undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
New factors emerge from time to time and it is not possible for TXU Corp. to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

                   TEXAS UTILITIES COMPANY AND SUBSIDIARIES

                          STATEMENT OF RESPONSIBILITY

   The management of Texas Utilities Company (doing business as TXU Corp.) is responsible for the preparation, integrity and objectivity of the consolidated financial statements of TXU Corp. and its subsidiaries and other information included in this report. The consolidated financial statements have been
prepared in conformity with generally accepted accounting principles.   As
appropriate, the statements include amounts based on informed estimates and judgments of management.

   The management of TXU Corp. has established and maintains a system of internal control designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning TXU Corp.'s system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 1999, TXU Corp.'s system of internal control was adequate to accomplish the objectives discussed herein.

   The Board of Directors of TXU Corp. addresses its oversight responsibility for the consolidated financial statements through its Audit Committee, which is composed of directors who are not employees of TXU Corp. The Audit Committee meets regularly with TXU Corp.'s management, internal auditors and independent auditors to review matters relating to financial reporting, auditing and internal control. To ensure auditor independence, both the internal auditors and independent auditors have full and free access to the Audit Committee.

   The independent auditing firm of Deloitte & Touche LLP is engaged to audit, in accordance with generally accepted auditing standards, the consolidated financial statements of TXU Corp. and its subsidiaries and to issue their report thereon.



     /s/ ERLE NYE                           /s/ D. W. BIEGLER
----------------------------------    ---------------------------------
Erle Nye, Chairman of the Board        D. W. Biegler, President and
       and Chief Executive               Chief Operating Officer



     /s/ BRIAN N. DICKIE                  /s/ PHILIP G. TURBERVILLE
----------------------------------    ---------------------------------
         Brian N. Dickie,                    Philip G. Turberville,
       Emerging Businesses                   Europe Chief Executive
         Group President


    /s/ MICHAEL J. McNALLY               /s/ JERRY W. PINKERTON
----------------------------------    ---------------------------------
Michael J. McNally, Executive Vice    Jerry W. Pinkerton, Controller and
  President and Chief Financial          Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT


Texas Utilities Company:

We have audited the accompanying consolidated balance sheets of Texas Utilities Company (doing business as TXU Corp.) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, cash flows and common stock equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of TXU Europe Limited, formerly known as TXU Eastern Holdings Limited (a consolidated subsidiary) for the year ended December 31, 1998, which statements reflect total assets constituting 36% of consolidated total assets and total revenues constituting 24% of consolidated total revenues for that year. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for TXU Europe Limited, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of TXU Corp. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Dallas, Texas
February 16, 2000

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholder of TXU Europe Limited (formerly known as TXU Eastern Holdings Limited) and Subsidiaries:

In our opinion, the consolidated balance sheet and the related statements of consolidated income, of comprehensive income, of common stock equity and of cash flows present fairly, in all material respects, the financial position of TXU Europe Limited (formerly known as TXU Eastern Holdings Limited) and Subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the period from formation (February 5, 1998) to December 31, 1998 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards in the United Kingdom which do not differ significantly with those in the United States and which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers
London, England
March 3, 1999

     TEXAS UTILITIES COMPANY (doing business as TXU CORP.) AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME


                                                                                Year Ended December 31,
                                                                    ---------------------------------------------
                                                                         1999               1998           1997
                                                                         ----               ----           ----
                                                                    Millions of Dollars, Except per Share Amounts
OPERATING REVENUES.............................................        $17,118            $14,736        $7,946
                                                                       -------            -------        ------
OPERATING EXPENSES
     Energy purchased for resale and fuel consumed.............          9,257              7,914         3,276
     Operation and maintenance.................................          3,354              2,570         1,539
     Depreciation and other amortization.......................          1,080              1,025           645
     Goodwill amortization.....................................            191                122            21
     Taxes other than income...................................            642                642           559
                                                                       -------            -------        ------
           Total operating expenses............................         14,524             12,273         6,040
                                                                       -------            -------        ------

OPERATING INCOME...............................................          2,594              2,463         1,906

OTHER INCOME (DEDUCTIONS) -- NET...............................            262                 45           (49)
                                                                       -------            -------        ------
INCOME BEFORE INTEREST, OTHER CHARGES
     AND INCOME TAXES..........................................          2,856              2,508         1,857
                                                                       -------            -------        ------

INTEREST INCOME................................................            134                139            32

INTEREST EXPENSE AND OTHER CHARGES
     Interest..................................................          1,456              1,300           763
     Distributions on mandatorily redeemable, preferred
      securities of subsidiary trusts, each holding solely
      junior subordinated debentures of the obligated company:
           TXU obligated.......................................             18                 --            --
           Subsidiary obligated................................             78                 74            70
     Preferred stock dividends of subsidiaries.................             14                 16            28
     Allowance for borrowed funds used during construction
          and capitalized interest.............................            (10)                (9)           (9)
                                                                       -------            -------        ------
           Total interest expense and other charges............          1,556              1,381           852
                                                                       -------            -------        ------

INCOME BEFORE INCOME TAXES.....................................          1,434              1,266         1,037

INCOME TAX EXPENSE.............................................            449                526           377
                                                                       -------            -------        ------

NET INCOME.....................................................        $   985            $   740        $  660
                                                                       =======            =======        ======

Average shares of common stock outstanding (millions)..........            279                265           231

Per share of common stock:
     Basic earnings............................................          $3.53              $2.79         $2.86
     Diluted earnings..........................................          $3.53              $2.79         $2.85
     Dividends declared........................................         $2.325             $2.225        $2.125


 See Notes to Financial Statements.

     TEXAS UTILITIES COMPANY (doing business as TXU CORP.) AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME


                                                                                 Year Ended December 31,
                                                                         ---------------------------------------
                                                                          1999              1998           1997
                                                                          ----              ----           ----
                                                                                   Millions of Dollars
NET INCOME.....................................................           $ 985            $ 740          $ 660
                                                                          -----            -----          -----
OTHER COMPREHENSIVE INCOME (LOSS)  --
     Net change during period, net of tax effects:
     Foreign currency translation adjustments..................             (46)             (67)           (99)
     Unrealized holding gains (losses) on investments..........              34              (13)            --
     Minimum pension liability adjustments.....................               2               (6)            --
                                                                          -----            -----          -----
             Total.............................................             (10)             (86)           (99)
                                                                          -----            -----          -----

COMPREHENSIVE INCOME...........................................           $ 975            $ 654          $ 561
                                                                          =====            =====          =====

 See Notes to Financial Statements.

     TEXAS UTILITIES COMPANY (doing business as TXU CORP.) AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                              Year Ended December 31,
                                                                                      -------------------------------------
                                                                                        1999           1998          1997
                                                                                        ----           ----          ----
                                                                                               Millions of Dollars
CASH FLOWS -- OPERATING ACTIVITIES
     Net income...................................................................     $   985        $   740      $   660
     Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation and amortization (including amounts charged to fuel)..........       1,448          1,340          839
       Deferred income taxes -- net............................................            293            288          168
       Investment tax credits -- net...........................................            (23)           (23)         (23)
       Gains from the sale of assets...........................................           (251)           (21)          --
       Reduction of revenues for earnings in excess of earnings cap............             92             --           --
       Other...................................................................             11             19           (5)
       Changes in operating assets and liabilities:
               Accounts receivable................................................         423           (167)        (442)
               Inventories........................................................          45            (29)         (14)
               Accounts payable...................................................        (336)           317          334
               Interest and taxes accrued.........................................         (58)           (24)          40
               Other working capital..............................................         189           (268)          90
               Over/(under) - recovered fuel revenue -- net of deferred taxes.....         (59)            26          (21)
               Energy marketing risk management assets and liabilities............        (211)            (4)         (13)
               Other -- net.......................................................        (372)          (189)          41
                                                                                       -------        -------      -------
                   Cash provided by operating activities..........................       2,176          2,005        1,654
                                                                                       -------        -------      -------

CASH FLOWS -- FINANCING ACTIVITIES
     Issuances of securities:
          Acquisition and interim facilities......................................         926          3,429           --
          Other long-term debt....................................................       5,150          2,310          823
          Mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated company:
                   TXU obligated..................................................         150            230           --
                   Subsidiary obligated...........................................          --            150          493
          Common stock............................................................           1              8           --
     Retirements/repurchase of securities:
           Acquisition and interim facilities.....................................      (1,225)        (2,183)          --
           Other long-term debt/obligations.......................................      (2,234)        (1,504)      (1,573)
           Preferred stock of subsidiaries........................................          --           (114)        (553)
           Subsidiary obligated, mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures
            of the obligated subsidiary.......................................              --            (47)          --
           Common stock...........................................................        (251)           (25)        (149)
     Change in notes payable:
           Commercial paper.......................................................      (1,100)         1,311        1,102
           Banks..................................................................          99            242         (543)
     Common stock dividends paid..................................................        (639)          (573)        (479)
     Debt premium, discount, financing and reacquisition expenses.................         (95)          (215)         (41)
                                                                                       -------        -------      -------
                  Cash provided by (used in) financing activities.................         782          3,019         (920)
                                                                                       -------        -------      -------

CASH FLOWS -- INVESTING ACTIVITIES
      Acquisition of businesses (net of cash acquired of $20 in 1999, $3,265 in
       1998 and $26 in 1997)......................................................      (1,013)        (2,534)           5
      Construction expenditures...................................................      (1,632)        (1,168)        (583)
      Nuclear fuel................................................................         (54)           (51)         (74)
      Other.......................................................................        (441)          (587)         (56)
                                                                                       -------        -------      -------
                   Cash used in investing activities..............................      (3,140)        (4,340)        (708)
                                                                                       -------        -------      -------

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS.............................         (54)            68            2
                                                                                       -------        -------      -------

NET CHANGE IN CASH AND CASH EQUIVALENTS...........................................        (236)           752           28

CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE....................................         796             44           16
                                                                                       -------        -------      -------

CASH AND CASH EQUIVALENTS -- ENDING BALANCE.......................................     $   560        $   796      $    44
                                                                                       =======        =======      =======

  See Notes to Financial Statements.

     TEXAS UTILITIES COMPANY (doing business as TXU CORP.) AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                    December 31,
                                                                                           ----------------------------
                                                                                               1999             1998
                                                                                               ----             ----
                                                                                                Millions of Dollars
PROPERTY, PLANT AND EQUIPMENT
     United States (US):...............................................................
         Electric......................................................................       $23,599          $23,131
         Gas distribution and pipeline.................................................         1,378            1,212
         Other.........................................................................         1,004              844
                                                                                              -------          -------
                Total..................................................................        25,981           25,187
         Less accumulated depreciation.................................................         8,159            7,426
                                                                                              -------          -------
                 Net of accumulated depreciation.......................................        17,822           17,761
         Construction work in progress.................................................           314              346
         Nuclear fuel (net of accumulated amortization:  1999 -- $635; 1998 -- $549)...           171              201
         Held for future use...........................................................            24               24
         Reserve for regulatory disallowances..........................................          (836)            (836)
                                                                                              -------          -------
                Net US property, plant and equipment...................................        17,495           17,496

    Europe -- Electric and other (net of accumulated depreciation: 1999 -- $424; 1998
     -- $147)..........................................................................         4,394            4,428
    Australia -- Electric and gas distribution (net of accumulated depreciation: 1999
     -- $196; 1998 -- $121)............................................................         1,751              943
                                                                                              -------          -------
                Net property, plant and equipment......................................        23,640           22,867
                                                                                              -------          -------

 INVESTMENTS
     Goodwill (net of accumulated amortization: 1999 -- $345; 1998 -- $154)............         7,516            6,830
     Other investments.................................................................         2,876            2,482
                                                                                              -------          -------
                Total investments......................................................        10,392            9,312
                                                                                              -------          -------

 CURRENT ASSETS
      Cash and cash equivalents........................................................           560              796
      Accounts receivable (net of allowance for uncollectible accounts: 1999 -- $50;
       1998 -- $50)....................................................................         1,492            1,887
      Inventories -- at average cost:
           Materials and supplies......................................................           261              267
           Fuel stock..................................................................           230              276
           Gas stored underground......................................................           131              133
     Energy marketing risk management assets...........................................           619              825
     Deferred income taxes.............................................................             2               88
     Other current assets..............................................................           605              308
                                                                                              -------          -------
                 Total current assets..................................................         3,900            4,580
                                                                                              -------          -------

 OTHER ASSETS
      Regulatory assets................................................................         1,750            1,817
      Long-term prepayments............................................................           577              527
      Deferred debits..................................................................           482              404
                                                                                              -------          -------
                 Total other assets....................................................         2,809            2,748
                                                                                              -------          -------

                         Total.........................................................       $40,741          $39,507
                                                                                              =======          =======

  See Notes to Financial Statements.

     TEXAS UTILITIES COMPANY (doing business as TXU CORP.) AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                                                                      December 31,
                                                                                              --------------------------
                                                                                                1999              1998
                                                                                                ----              ----
                                                                                                  Millions of Dollars
CAPITALIZATION
      Common stock without par value...................................................        $ 6,795           $ 6,940
      Retained earnings................................................................          1,691             1,448
      Accumulated other comprehensive income (loss):
           Foreign currency translation adjustments....................................           (169)             (123)
           Unrealized holding gains (losses) on investments............................             21               (13)
           Minimum pension liability adjustments.......................................             (4)               (6)
                                                                                               -------           -------
                   Total common stock equity...........................................          8,334             8,246
      Preferred stock of subsidiaries:
          Not subject to mandatory redemption..........................................            190               190
          Subject to mandatory redemption..............................................             21                21
      Mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated company:
                  TXU obligated........................................................            368               223
                  Subsidiary obligated.................................................            971               969
       Long-term debt, less amounts due currently......................................         16,325            15,134
                                                                                               -------           -------
                   Total capitalization................................................         26,209            24,783
                                                                                               -------           -------

 CURRENT LIABILITIES
       Notes payable:
          Commercial paper.............................................................          1,903             2,055
          Banks........................................................................          1,385               896
       Long-term debt due currently....................................................          1,288             1,071
       Accounts payable................................................................          1,442             1,747
       Energy marketing risk management liabilities....................................            525               838
       Dividends declared..............................................................            172               164
       Taxes accrued...................................................................            474               490
       Interest accrued................................................................            310               310
       Other current liabilities.......................................................            898               698
                                                                                               -------           -------
                    Total current liabilities..........................................          8,397             8,269
                                                                                               -------           -------

 DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
       Accumulated deferred income taxes...............................................          3,938             3,718
       Investment tax credits..........................................................            524               547
       Other deferred credits and noncurrent liabilities...............................          1,673             2,190
                                                                                               -------           -------
                    Total deferred credits and other noncurrent liabilities............          6,135             6,455
                                                                                               -------           -------
  COMMITMENTS AND CONTINGENCIES (Note 14)

                                                                                               -------           -------

                         Total.........................................................        $40,741           $39,507
                                                                                               =======           =======

   See Notes to Financial Statements.

     TEXAS UTILITIES COMPANY (doing business as TXU CORP.) AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY



                                                                           Year Ended December 31,
                                                                  --------------------------------------
                                                                     1999          1998           1997
                                                                     ----          ----           ----
                                                                          Millions of Dollars

COMMON STOCK without par value-- authorized shares --
 1,000,000,000
     Balance at beginning of year...........................         $6,940        $5,587         $4,787
         Issued for acquisitions:
            The Energy Group PLC (37,316,884 shares)........             --         1,449             --
            TXU Gas Company (15,861,272 shares).............             --            --            565
            TXU Communications Company (8,727,730 shares)...             --            --            317
         Direct Stock Purchase and Dividend Reinvestment
          Plan (198,184 shares).............................             --             8             --
         Issued for Conversion of Convertible Debentures
          (77,963 shares)...................................             --             3             --
         Issued for Long-Term Incentive Compensation Plan
          (1999 -- 208,200 shares; 1998 -- 68,000 shares;
            and 1997 -- 61,000 shares)......................              6             4              3
        Common stock repurchased and retired (1999 --
         6,134,500 shares; 1998-- 565,771 shares; and
            1997 -- 4,015,000 shares).......................           (152)          (14)           (91)
        Treasury Stock -- Long-Term Incentive Plan Trusts...             (4)          (26)            --
        Equity-linked securities............................             --           (76)            --
        Special allocation to Thrift Plan by trustee........              8             8              8
        Other...............................................             (3)           (3)            (2)
                                                                     ------        ------         ------
    Balance at end of year ( 1999 -- 276,406,519 shares;
         1998 -- 282,332,819 shares; and 1997 --
          245,237,559 shares)...............................          6,795         6,940          5,587
                                                                     ------        ------         ------

RETAINED EARNINGS
    Balance at beginning of year............................          1,448         1,312          1,203
         Net income.........................................            985           740            660
         Dividends declared on common stock.................           (647)         (597)          (496)
         Common stock repurchased and retired...............            (99)          (11)           (59)
         LESOP dividend deduction tax benefit and other.....              4             4              4
                                                                     ------        ------         ------
     Balance at end of year.................................          1,691         1,448          1,312
                                                                     ------        ------         ------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    Balance at beginning of year............................           (142)          (56)            43
        Change during the year..............................            (10)          (86)           (99)
                                                                     ------        ------         ------
    Balance at end of year..................................           (152)         (142)           (56)
                                                                     ------        ------         ------

COMMON STOCK EQUITY.........................................         $8,334        $8,246         $6,843
                                                                     ======        ======         ======


 See Notes to Financial Statements.

    TEXAS UTILITIES COMPANY (doing business as TXU CORP.) AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1. BUSINESS, MERGERS, ACQUISITIONS AND DISPOSITIONS

   In May 1999, Texas Utilities Company (TXU Corp.) adopted TXU Corp. as its assumed name and began conducting business as TXU Corp. During 1999, several of TXU Corp.'s subsidiaries changed their corporate names in connection with the new TXU Corp. corporate identity program. TXU Corp., a Texas corporation, is a holding company whose principal United States (US) operations are conducted through TXU Electric Company (TXU Electric), TXU Gas Company (TXU Gas), and TXU Energy Industries Company (TEI). TXU Corp.'s principal international operations are conducted through TXU International Holdings Limited (TXU International Holdings), which in turn indirectly owns TXU Europe Limited, (TXU Europe), and TXU Australia Holdings (Partnership) Limited Partnership (TXU Australia). TXU Europe's operations in the United Kingdom (UK) and other parts of Europe are conducted through subsidiaries of TXU Europe Group plc, (TXU Europe Group). TXU Australia's principal operating subsidiaries include Eastern Energy Limited (Eastern Energy) and the gas operations of Westar Pty. Ltd. (Westar) and Kinetik Energy Limited (Kinetik Energy). Additional information concerning subsidiaries and divisions follows. TXU Corp. and its subsidiaries possess all necessary franchises, licenses and certificates to enable them to conduct their respective businesses.

   Through its subsidiaries, TXU Corp. engages in the generation, purchase, transmission, distribution and sale of electricity; the gathering, processing, transmission and distribution of natural gas; energy marketing; and telecommunications, retail energy services, international gas operations, power development and other businesses.

   In May 1998, TXU Corp. acquired The Energy Group PLC (TEG), the former holding company of TXU Europe Group for $7.4 billion. TXU Corp. recorded its approximate 22% equity interest in the net income of TEG for the period from March 1998 to May 19, 1998 and has accounted for TEG and TXU Europe Group as consolidated subsidiaries since May 19, 1998. The excess of the purchase consideration plus acquisition costs over the net fair value of tangible and identifiable intangible assets acquired and liabilities assumed, reflecting final purchases adjustments, resulted in goodwill of (Pounds)3.6 billion ($5.8 billion), which is being amortized over 40 years. The process of determining the fair value of assets acquired, liabilities assumed and contingencies existing at the acquisition date was completed in 1999 and resulted in an increase in goodwill of approximately (Pounds)263 million ($425 million) over the preliminary allocation, primarily due to refinement of estimates.

   In February 1999, TXU Australia acquired from the Government of Victoria, Australia, the gas retail business of Kinetik Energy and the gas distribution operations of Westar (together, Westar/Kinetik Energy). The purchase price of A$1.6 billion ($1.0 billion) was financed principally through bank borrowings by TXU Australia. The excess of the purchase consideration plus acquisition costs over the net fair value of the tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of A$751 million ($475 million), which is being amortized over 40 years.

   Since the acquisition of Westar/Kinetik Energy was treated for accounting purposes as a purchase business combination, no financial or other information is presented for periods prior to the date of acquisition. Consolidated pro forma income and earnings per share for the years ended December 31, 1999 and 1998, assuming the acquisition of Westar/Kinetik Energy had occurred at the beginning of the periods, would not have differed significantly from reported results.

   Unaudited pro forma consolidated results assuming that the acquisition of TEG in 1998 and ENSERCH Corporation (now TXU Gas) and Lufkin-Conroe Communications (now TXU Communications) in 1997 had occurred at the beginning of each period presented are as follows. Expenses of the acquisitions, the 22% equity in earnings of TEG and a one-time windfall tax imposed on TEG have been eliminated. On a pro forma basis for 1998 and 1997, respectively, revenues were $17.3 billion and $14.8 billion, net income was $849 million and $842 million, basic earnings per share of common stock were $3.01 and $2.95 and diluted earnings per share were $3.01 and $2.94.

   In November 1999, TXU Europe formed a joint venture with certain shareholders of Pohjolan Voima Oy (PVO), Finland's second largest electricity generator. As part of the transaction, TXU Europe contributed approximately (Pounds)190 million ($308 million) for an 81% ownership interest in the joint venture company TXU Nordic Energy. The joint venture is entitled to the output from approximately 584 megawatts (MW) of PVO's thermal generating capacity. In addition, TXU Europe made an approximate 40% investment in Savon Voima Oy
(SVO), a regional electricity distributor in central Finland for approximately (Pounds)40 million ($65 million).

   In October 1999, TXU Electric announced plans to sell six of its eighteen natural gas-fired electricity generating plants in Texas. These plants have an aggregate generating capacity of 3,116 MW, or approximately 15% of TXU Electric's generating capacity. Any gain on the sale of the plants will be recorded as a regulatory liability and applied against TXU Electric's generation assets that may become stranded costs under provisions of the electric utility restructuring legislation passed by the 1999 Texas Legislature (1999 Restructuring Legislation). (See Note 3). TXU Electric plans to sell the plants, together with all associated assets, including land, lakes, water rights, air permits, emission allowances and fuel transportation contracts. TXU Electric anticipates entering into a tolling agreement with the new owners to receive the capacity and energy from these plants for a portion of the peak load season of 2001 and purchasing any remaining requirements on the open market.
TXU Electric anticipates completion of the plant sales by the end of 2000.

   On December 14, 1999, TXU Europe Group and EDF London Investments plc, a subsidiary of Electricite de France, entered into an arrangement for the creation of an equally held joint venture company. Employees of the joint venturers' subsidiaries, Eastern Electricity and London Electricity plc, will be employed by the new joint venture company in the management, operation and maintenance of those subsidiaries' respective electricity distribution networks. The physical assets, as well as all operating licenses, will continue to be owned by Eastern Electricity and London Electricity plc, respectively. An application was made to the European Commission's Merger Task Force for competition law clearance, and on February 8, 2000, the European Commission announced that it had cleared plans for the creation of the joint venture for competition law purposes. A separate application for regulatory clearance has been submitted to the Office of Gas and Electricity Markets (OFGEM). The joint venture will begin operations once these clearances are obtained, which may be as early as April 2000. By the time the joint venture starts operations, it is expected that the combined workforce will have been reduced by approximately
400. It is anticipated that the workforce currently engaged by Eastern Energy and London Electricity plc, will be further reduced by at least a similar number during the joint venture's first 18 months of operations. By streamlining operations and reducing costs, the joint venture is expected to help offset the price reductions mandated by the recent distribution price review by OFGEM.

   In December 1999, TXU Corp. sold its 20% ownership interest in the partnerships that operate PrimeCo for $357 million, which resulted in a $222 million pre-tax gain ($145 million after-tax) and is recorded in other income. Proceeds from the sale were received in January 2000 and have been reflected in the December 31, 1999 balance sheet in Other Current Assets.

2. SIGNIFICANT ACCOUNTING POLICIES

   Consolidation -- The consolidated financial statements include the accounts of TXU Corp. and its majority owned subsidiaries, including its business trusts. All intercompany items and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for by the equity method. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and notes to financial statements, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

   Use of Estimates -- The preparation of TXU Corp.'s financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the periods. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates during the current year.

   System of Accounts -- The accounting records of TXU Electric are maintained in accordance with the Federal Energy Regulatory Commission's (FERC) Uniform System of Accounts as adopted by the Public Utility Commission of Texas (PUC). TXU Gas Distribution Company (TXU Gas Distribution) and TXU Lone Star Pipeline Company (TXU Lone Star Pipeline), divisions of TXU Gas, are subject to the accounting requirements prescribed by the National Association of Regulatory Utility Commissioners (NARUC). TXU Europe Group separately prepares regulatory accounts under accounting requirements specified by the Office of Gas and Electricity Markets.

   Regulatory Assets and Liabilities --The financial statements of TXU Electric reflect regulatory assets and liabilities under cost-based rate regulation in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effect of Certain Types of Regulation." As a result of the 1999 Restructuring Legislation, the electricity generation portion of TXU Electric's business no longer meets the criteria to apply SFAS No. 71. (See Notes 3 and 13).

   Property, Plant and Equipment -- US electric and gas utility plant is stated at original cost less certain regulatory disallowances. The cost of property additions to US electric (transmission, distribution and generation prior to July 1, 1999) and gas utility plant includes labor and materials, applicable overhead and payroll-related costs and an allowance for funds used during construction (AFUDC). Other property, including non-US property, is stated at cost.

   Interest Capitalized and Allowance For Funds Used During Construction -- AFUDC is a cost accounting procedure whereby amounts based upon interest charges on borrowed funds and a return on equity capital used to finance construction are added to US utility plant.

   Prior to July 1, 1999, TXU Electric capitalized AFUDC for all of its expenditures for ongoing construction work in progress and nuclear fuel in process not otherwise allowed in rate base by regulatory authorities. Because of the 1999 Restructuring Legislation effective July 1, 1999, TXU Electric began recording AFUDC only on T&D construction work in progress, and interest during construction of generation assets has been capitalized as appropriate. For 1999, 1998 and 1997, TXU Electric used AFUDC rates of 9.0%, 8.0% and 7.9%, respectively.

   Depreciation of Property, Plant and Equipment -- Depreciation of TXU Corp.'s property, plant and equipment is generally based upon an amortization of the original cost of depreciable properties on a straight-line basis over the estimated service lives of the properties. Depreciation also includes an amount for decommissioning costs for TXU Electric's nuclear powered electric generating station (Comanche Peak), which is being accrued over the lives of the units. Consolidated depreciation as a percent of average depreciable property for TXU Corp. approximated 3.6% for 1999, 3.0% for 1998 and 2.6% for 1997. The fair value of the acquired UK power stations under capital lease is amortized to expense ratably over the remaining estimated economic lives of the power stations, which extend to 2018. The successful efforts method is used to account for UK natural gas fields. Depletion is charged on a unit-of-production basis.

   Goodwill -- Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed for each company acquired and is being amortized over 40 years.

   Valuation of long-lived assets -- TXU Corp. evaluates the carrying value of goodwill and long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of goodwill and long-lived asset is considered impaired when the projected undiscounted cash flows are less than the carrying value. In that event, a loss will be recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily by available market valuations or, if applicable, discounted cash flows.

   Amortization of Nuclear Fuel and Refueling Outage Costs -- The amortization of nuclear fuel in the reactors (net of regulatory disallowances) is calculated on the units-of-production method and is included in nuclear fuel expense. TXU Electric accrues a provision for costs anticipated to be incurred during the next scheduled refueling outage for Comanche Peak as permitted by the PUC of Texas.

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

   Marketable Securities -- TXU Corp and subsidiaries classify all of their marketable securities as available for sale. Available for sale securities are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income or loss in common stock equity. Declines in fair value that are other than temporary are reflected in income.

   Derivative Instruments -- TXU Corp. and its subsidiaries participation in derivative transactions, except for energy marketing activities, have been designated primarily for hedging purposes and instruments are not held or issued for trading purposes. Amounts paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the agreements as adjustments to interest expense. The impact of changes in the market value of the derivative instruments, or other contractual agreements in connection with the wholesale purchases of electric energy by TXU Europe Group and TXU Australia, which serve as hedges, are deferred until the related transaction is completed.

   Energy Marketing Activities --TXU Corp., through its energy marketing subsidiaries, TXU Energy Trading Company, TXU Europe Energy Trading Limited and TXU Australia, enters into a variety of transactions, involving physical commodity and derivative instruments. TXU Corp. uses the mark-to-market method of accounting for trading activities. (See Note 11.)

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

   Income Taxes --TXU Corp. and its US subsidiaries file a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based upon their respective taxable income or loss. Investment tax credits are amortized to income over the estimated service lives of the properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities. Certain provisions of SFAS No. 109 provide that regulated enterprises are permitted to recognize such adjustments as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates.

   Income Taxes on Undistributed Earnings of non-US Subsidiaries -- TXU Corp. intends to reinvest the earnings of its non-US subsidiaries into those businesses. Accordingly, no provision has been made for taxes which would be payable if such earnings were to be repatriated.

   Earnings Per Share -- Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the
year.   Diluted earnings per share include the effect of potential common shares resulting from the assumed exercise of all outstanding stock options, settlement of forward stock purchase agreements and conversion of the convertible subordinated debentures of TXU Gas for the period outstanding (converted in 1998). For the years ended December 31, 1999, 1998 and 1997; 193,194; 677,269 and 999,492 shares, respectively, were added to the average shares outstanding. For the years ended December 31, 1998 and 1997, $.9 million and $1.5 million respectively, of after-tax interest expense was added to earnings applicable to common stock for the purpose of calculating diluted earnings per share.

   Consolidated Cash Flows -- For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

   Changes in Accounting Standards -- SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as extended, is effective for TXU Corp. beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. TXU Corp. is currently evaluating the impact the adoption of this standard will have on its financial position and results of operations.

3. ACCOUNTING IMPACT OF THE RESTRUCTURING OF THE ELECTRIC UTILITY INDUSTRY IN TEXAS

   Electric Industry Restructuring -- The 1999 Restructuring Legislation, among other matters, continues the stipulation in Docket 18490 that earnings in excess of the earnings cap be used as mitigation to the cost of nuclear production assets (see Note 13); authorizes competition in the retail and generation markets for electricity beginning January 1, 2002; provides for the recovery of generation-related and purchased power related stranded costs and generation-related regulatory assets; requires reductions in nitrogen oxide and sulfur dioxide emissions; requires a rate freeze for all retail customers until January 1, 2002 and certain rate reductions for residential and small commercial customers for up to five years thereafter; and sets certain limits on capacity owned and controlled by power generation companies. Certain provisions of the 1999 Restructuring Legislation may be subject to different interpretation. By September 1, 2000, each electric utility must separate from its regulated activities its customer energy services business activities that are otherwise already widely available in the competitive market. By January 1, 2002, each electric utility must separate ("unbundle") its business into the following units: a power generation company, a retail electric provider and a T&D company or separate T&D companies. A power generation company generates electricity that is intended to be sold at wholesale. In general, a power generation company may not own a T&D facility and may not have a certificated service area. A retail electric provider sells electric energy to retail customers and may not own or operate generation assets. A T&D company may only own or operate facilities to transmit or distribute electricity.

   Accounting Impact of the Restructuring -- Regulatory Assets and Liabilities -
                                             ---------------------------------
- The financial statements of TXU Electric reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS No. 71. As a result of the 1999 Restructuring Legislation, the electricity generation portion of TXU Electric's business no longer meets the criteria to apply regulatory accounting principles. Accordingly, application of SFAS No. 71 to the generation portion of TXU Electric's business was discontinued as of June 30, 1999. TXU Electric's T&D operations continue to meet the criteria for recognition of regulatory assets and liabilities. The 1999 Restructuring Legislation provides for the recovery of net generation-related regulatory assets existing at December 31, 1998. Such generation-related regulatory assets will be amortized as recovered through the Distribution portion of the business. In addition, fuel costs will be fully recoverable, subject to regulatory review, during the transition period that extends to January 1, 2002. As a result, management believes the economic benefit of all net regulatory assets related to the generation business will be recovered.

    Generation Production Assets --  TXU Electric anticipates that a portion of
   -----------------------------
the cost of its generation production assets and power purchase contracts may be identified as stranded costs under the legislation and become subject to a future quantification of the economic value of such assets in 2004. The 1999 Restructuring Legislation provides that 100% of such stranded costs will be recovered from customers. TXU Electric has performed an impairment analysis of generation assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires a company to forecast future net cash flows from operating the asset, on an undiscounted basis excluding carrying costs, and to compare the sum of those cash flows with the net carrying value of the asset. Under this test, if the undiscounted net cash flows exceed the net carrying value, no impairment exists for accounting purposes. TXU Electric has forecasted the net cash flows of its generating assets and determined that the undiscounted net cash flows exceed the net carrying value of those plants. Accordingly, for accounting purposes, there is no impairment. Generation-related plant assets at December 31, 1999 were approximately $9.7 billion, net of accumulated depreciation.

   Investment Tax Credits -- TXU Electric has unamortized deferred investment
   ----------------------
tax credits (ITCs) of approximately $426 million applicable to its generation business. The unamortized ITCs are temporary differences under generally accepted accounting principles for which a deferred income tax asset has been recorded. Under regulatory accounting, a regulatory liability also has been recorded. It is uncertain under applicable regulations whether, and to what extent, the customers will ultimately benefit from the unamortized ITCs and/or the related regulatory liability. Upon final determination by the PUC, TXU Electric expects that the amount of unamortized

ITCs not applicable to customers will be amortized over the remaining life of the generation plants. Also, upon final determination by the PUC, TXU Electric expects that the regulatory liability related to the ITCs that is not applicable to customers will be written off as an extraordinary credit to income.

4. SHORT-TERM FINANCING

   At December 31, 1999, TXU Corp. had outstanding short-term borrowings consisting of commercial paper of $1,903 million and bank borrowings of $1,385 million. During the years 1999 and 1998, TXU Corp.'s average amounts outstanding for short-term borrowings, including amounts classified as long-term, were $3,732 million and $3,131 million, respectively. Weighted average interest rates on short-term borrowings were 6.04% and 6.46% at December 31, 1999 and 1998, respectively.

   At December 31, 1999, TXU Corp., TXU Electric and TXU Gas Company have joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. At December 31, 1999, TXU Corp. had no borrowings outstanding under these facilities. The US Credit Agreements were amended in February 2000 and have two facilities. Facility A provides for short-term borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates February 23, 2001, but may be extended by up to one year. Facility B provides for short-term borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates February 25, 2005. Facility B also provides for the issuance of up to $300 million of letters of credit. TXU Electric's and TXU Gas' borrowings under both facilities are limited to an aggregate amount outstanding at any one time of $1.25 billion and $650 million, respectively.

   An Eastern Electricity Revolving Credit Facility provides for short-term borrowings for general corporate purposes of up to (Pounds)250 million ($404 million) outstanding at any one time and terminates March 2, 2003. No borrowings were outstanding at December 31, 1999 under this facility.

   TXU Australia bank borrowings at December 31, 1999 included a A$413 million ($269 million) Subordinated Acquisition Facility and a A$275 million ($179 million) Tranche A of the Senior Acquisition Facility related to the funding of the acquisition of Westar/Kinetik Energy. The interest rates on these borrowings at December 31, 1999 were 7.035% and 6.075%, respectively (See Note 5.)

   Certain non-US subsidiaries had revolving credit agreements (denominated in both foreign currencies and US dollars) aggregating approximately $106 million, of which $83 million was outstanding at December 31, 1998. During 1999, all of the facilities were repaid and terminated.

   TXU Europe has a facility with a third party whereby it may borrow up to (Pounds)275 million ($445 million), collateralized by future receivables of Eastern Electricity, through a short-term note issue arrangement. At December 31, 1999, borrowings of (Pounds)177 million ($286 million) were outstanding under this facility. These borrowings bear interest at an annual rate on commercial paper rates plus 0.225%, which was 5.63% at December 31, 1999. The program has an overall limit of (Pounds)550 million ($891 million), including a (Pounds)300 million ($486 million) sale of receivables program (see Note 16).

   At December 31, 1999, TXU Europe and TXU Finance (No. 2) Limited had a joint sterling-denominated line of credit under a credit facilities agreement (Sterling Credit Agreement). The Sterling Credit Agreement, as amended March 1999, includes a (Pounds)200 million ($323 million) revolving credit facility (Tranche A) with a 364-day maturity. At December 31, 1999, there were no borrowings outstanding under this facility. (See Note 5 for discussion of long-term facilities.)

5. LONG-TERM DEBT

                                                                                      December 31,
                                                                                   ------------------
                                                                                     1999      1998
                                                                                   --------  --------
First mortgage bonds, fixed rate  (6.25% to 10.44% due 2001 to 2025).............  $ 2,254   $ 2,276
Pollution control series:
    Brazos River Authority:
        Fixed rate (3.7% to 7.875% due 2021 to 2033).............................      863       902
        Taxable series (6.090% due 2023) (a).....................................       89       116
        Variable rate (3.54% to 5.85% due 2022 to 2034) (b) (c)..................      466       400
   Sabine River Authority of Texas:
        Fixed rate (5.55% to 8.25% due 2020 to 2022).............................      199       199
        Variable rate (4.5% to 5.25% due 2022 to 2030) (c).......................      182       182
   Trinity River Authority of Texas:
        Flexible rate (5.28% to 5.55% due 2022 to 2032) (c)......................       51        51
Secured medium-term notes, fixed rate (6.41% to 9.7%, due 2001 to 2003)..........      159       315
Debt assumed for purchase of utility plant (d)...................................      148       151
TXU Electric Floating Rate Debentures due 2000 (5.474%)..........................       --       350
TXU Electric 7.17% Senior Debentures due 2007....................................      300       300
TXU Europe:
    Bonds (7.25% to 10.8% due 2004 to 2029)......................................    2,058     1,935
    Senior notes (6.15% to 6.75% due 2002 to 2009) (e)...........................    1,488        --
    Rent factoring agreement (weighted average rate of 7.35%, due 1999 to 2001)..      307       708
    Capital leases (See Note 14).................................................      946       855
    Other long-term debt.........................................................      611       679
Senior notes:
    TXU Corp. (6.2% to 7.105% due through 2008)..................................    1,425       625
    Various subsidiaries (6.25% to 22.755% due 2003 to 2016).....................    1,062     1,279
TXU Gas Company Remarketed Reset Notes due 2008 (f)..............................      125       125
TXU Corp. Equity-linked securities (6.37% to 6.50% due 2003 and 2004) (i)........      700       700
TXU Corp. 5.94% mandatory putable/remarketable securities (h)....................      375       375
Credit facilities:
     TXU Australia (5.523% due 2001 and 6.275% due 2002).........................      944       417
     TXU Europe sterling credit facility (g).....................................    1,596     1,324
     TXU Corp....................................................................       --       816
     Other.......................................................................       --        82
Unamortized premium and discount and fair value adjustments......................      (23)      (28)
                                                                                   -------   -------
             Total long-term debt, less amounts due currently....................  $16,325   $15,134
                                                                                   =======   =======

----------------------------------------------
(a) Interest rates in effect at December 31, 1999 are presented. Taxable pollution control series are in a flexible rate mode. Series 1991D bonds due 2021 are secured by an irrevocable letter of credit with maturities in excess of one year. Series 1993 bonds due 2023 will be remarketed for periods of less than 270 days and are secured by an irrevocable letter of credit with maturities in excess of one year.
(b) Interest rates in effect at December 31, 1999 are presented. These series are in a flexible mode with varying interest rates and, while in such mode, will be remarketed for periods of less than 270 days and are secured by an irrevocable letter of credit with maturities in excess of one year.
(c) Interest rates in effect at December 31, 1999 are presented. These series are in a daily or multiannual mode with varying interest rates and are supported by either municipal bond insurance policies and standby bond purchase agreements or are secured by irrevocable letters of credit with maturities in excess of one year.
(d) In 1990, TXU Electric purchased the ownership interest in Comanche Peak of Tex-La Electric Cooperative of Texas, Inc. (Tex-La) and assumed debt of Tex-La payable over approximately 32 years. The assumption is secured by a mortgage on the acquired interest.
(e) TXU Europe has interest rate swaps in effect with an aggregate notional amount of $1.5 billion that convert the fixed rate Senior Notes to a floating rate based on LIBOR, which is 6.82% at December 31, 1999. These swaps mature on the dates of the underlying notes.
(f) In July 1998, the interest rate was reset to a fixed rate of 6.56% payable until July 1, 2005.
(g) Represents a Sterling Credit Agreement, which consists of a term loan of $1.2 billion with an interest rate of 6.554% and four Tranche B Revolvers in the total amount of $384 million with interest rates ranging from 4.041% to 7.134% at December 31, 1999. Interest rate swaps in place at December 31, 1999 convert a portion of the borrowings under the Sterling Credit Agreement to fixed rates, with notional amounts of (Pounds)400 million ($647 million) maturing 2001 at an average rate of 6.71% and (Pounds)400 million ($647 million) maturing in 2008 at an average rate of 6.45%.
(h) The notes are mandatorily putable to a dealer for remarketing on October 15, 2001. TXU Corp. will be required to repurchase the notes in the event they are not remarketed.
(i) Equity-linked securities consist of senior notes initially sold with purchase contracts under which the holder will purchase from TXU Corp. on settlement dates in 2001 and 2002, a number of its shares of common stock equal to a specified rate (based on a formula using the market price of TXU Corp.'s common stock). TXU Corp. has 50 million authorized shares of serial preference stock having a par value of $25 per share, none of which has been issued.

   TXU Electric's first mortgage bonds are secured by a mortgage and deed of trust with a major financial institution. Electric plant of TXU Electric is generally subject to the lien of its mortgage. Certain variable rate debt of TXU Electric requires periodic remarketing. Because TXU Electric intends to remarket these obligations, and has the ability to refinance if necessary, they have been classified as long-term debt.

   TXU Corp. has an interest rate swap on $125 million of its Floating Rate Senior Notes maturing in 2000 that converts the interest rate to a fixed rate of 4.55%.

   Europe -- The Sterling Credit Agreement, as amended in March 1999, provides
   ------
for borrowings of up to (Pounds)1.275 billion ($2.1 billion) in various currencies with interest rates based on the prevailing rates in effect in the countries in which the borrowings originate. The Sterling Credit Agreement has two facilities: a (Pounds)750 million ($1.2 billion) term facility which will terminate March 2, 2003 and a (Pounds)525 million ($849 million) revolving credit facility which has a (Pounds)200 ($323 million) million 364-day tranche (Tranche A - see Note 4) and a (Pounds)325 million ($525 million) tranche (Tranche B) which terminates March 2, 2003. At December 31, 1999, the Sterling Credit Agreement had (Pounds)750 million ($1.2 billion) of borrowings outstanding under the term facility at an interest rate of 6.55% and (Pounds)237 million ($384 million) of borrowings in various currencies outstanding under Tranche B at a weighted average interest rate of 5.61%.

   TXU Europe Limited has various other interest rate swaps in addition to those described in notes (e) and (g) in the table above on subsidiary borrowings and a portfolio hedge with notional amounts aggregating (Pounds)408 million ($660 million) to swap floating rate interest to fixed rates. These swaps mature in 2000 through 2008 and have a weighted average fixed rate of 6.47%.

   On December 15, 1999, TXU Europe commenced a 2.0 billion euros Euro Medium Term Note Program. Under the Euro Medium Term Note Program, TXU Europe may from time to time issue notes on a continuing basis to one or more dealers in a principal outstanding amount not exceeding 2.0 billion euros. As of December 31, 1999, no notes have been issued under this program.

   In May 1999, a subsidiary of TXU Europe issued $1.5 billion of Senior Notes. Shortly thereafter, TXU Europe entered into various interest rate and currency swaps that in effect changed the interest rate on the borrowings from fixed to variable based on LIBOR and fixed the principal amount to be repaid in sterling. On October 14, 1999, TXU Europe entered into additional swaps that in effect changed the interest rate on the borrowings to a fixed rate payable in sterling. In December 1999, the Senior Notes were exchanged in a transaction registered with the US Securities and Exchange Commission for similar Senior Notes that could be traded publicly in US markets.

   Australia -- At December 31, 1999, TXU Australia had a A$1.1 billion ($716
   ---------
million) Senior Acquisition Facility with a group of banking institutions, and TXU Australia and Eastern Energy had a A$413 million ($269 million)
Subordinated Acquisition Facility with a banking institution to fund the acquisition of Westar/Kinetik Energy. The Senior Acquisition Facility is composed of a A$275 million ($179 million) short-term facility (Tranche A- see
Note 4); a A$220 million ($143 million) revolving cash advance facility (Tranche
B); and a A$605 million ($394 million) term facility (Tranche C). In February 2000, Tranche A was extended to December 29, 2000 and the expiration of Tranche B and Tranche C were extended to February 24, 2002. The Subordinated Acquisition Facility expires June 30, 2000 (see Note 4). As of December 31, 1999, there was A$1.5 billion ($984 million) outstanding under these facilities.

   At December 31, 1999, TXU Australia had interest rate swaps denominated in Australian dollars with an aggregate notional amount of A$2.3 billion ($1.5 billion) to swap floating rate interest to fixed rates at a weighted average fixed rate of 6.34%. In addition, TXU Australia had interest rate swaps denominated in US dollars with notional amounts of $250 million maturing in 2006 and $100 million maturing in 2016 to swap fixed rate interest to floating rates (6.55% at December 31, 1999).

   Sinking fund and maturity requirements for the years 2000 through 2004 under long-term debt instruments in effect at December 31, 1999, were as follows:

            Year
            ----
            2000......................................  $1,288
            2001......................................   2,558
            2002......................................   1,427
            2003......................................   2,513
            2004......................................   1,496


6. TXU CORP. OR SUBSIDIARY OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUSTS, EACH HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF TXU CORP. OR RELATED SUBSIDIARY (TRUST SECURITIES)

   Statutory business trusts have been established as wholly-owned financing subsidiaries (Trusts) of TXU Corp., TXU Electric and TXU Gas (parent companies) for the purposes, in each case, of issuing trust securities and holding Junior Subordinated Debentures issued by the Trust's parent company (Debentures). TXU Corp. Capital I and II and TXU Electric Capital I and III Trust Securities have a liquidation preference of $25 per unit, and TXU Electric Capital IV and V and TXU Gas Capital I Trust Securities have a liquidation preference of $1,000 per unit. The only assets of each Trust are Debentures of its parent company having a principal amount set forth under "Trust Assets" in the table below. The interest on Trust assets matches the distributions on the Trust Securities.
Each Trust will use interest payments received on the Debentures it holds to make cash distributions on the Trust Securities it has issued.

   The Trust Securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures are subject to redemption, in whole or in part at the option of the parent company, at 100% of their principal amount plus accrued interest, after an initial period during which they may not be redeemed and at any time upon the occurrence of certain events. The carrying value of the Trust Securities is increased periodically to equal the redemption amounts at the mandatory redemption dates with a corresponding increase in Trust Securities distributions.

   The statutory business trust subsidiaries of TXU Corp., TXU Electric and TXU Gas had Trust Securities outstanding, as follows:

                                            Trust Securities                     Trust Assets       Maturity
                              ---------------------------------------------  ---------------------  --------
                                  Units (000's)              Amount                 Amount
                              ----------------------  ---------------------  ---------------------

                               1999    1998    1997    1999    1998   1997    1999    1998   1997
                              ------  ------  ------  ------  ------  -----  ------  ------  -----

TXU Corp.
---------

TXU Corp. Capital I
    (7.25% Series)..........   9,200   9,200      --  $  223  $  223  $  --  $  237  $  237  $  --      2029

TXU Corp. Capital II
    (8.7% Series)...........   6,000      --      --     145      --     --     155      --     --      2034
                              ------  ------  ------  ------  ------  -----  ------  ------  -----
        Total TXU Corp......  15,200   9,200      --     368     223     --     392     237     --
                              ------  ------  ------  ------  ------  -----  ------  ------  -----

 TXU Electric
-------------

TXU Electric Capital I
    (8.25% Series)..........   5,871   5,871   5,871     141     141    141     155     155    155      2030
TXU Electric Capital II
    (9.00% Series)..........      --      --   1,991      --      --     47      --      --     52        --
TXU Electric Capital III
    (8.00% Series)..........   8,000   8,000   8,000     194     194    194     206     206    206      2035
TXU Electric Capital IV
   (Floating Rate Trust
   Securities)(a)...........     100     100     100      97      96     98     103     103    103      2037
 TXU Electric Capital V
   (8.175% Series)..........     400     400     400     392     392    395     412     412    412      2037
                              ------  ------  ------  ------  ------  -----  ------  ------  -----
        Total TXU Electric..  14,371  14,371  16,362     824     823    875     876     876    928
                              ------  ------  ------  ------  ------  -----  ------  ------  -----

TXU Gas
-------

TXU Gas Capital I
 (Floating Rate Trust
 Securities)(b).............     150     150      --     147     146     --     155     155     --      2028
                              ------  ------  ------  ------  ------  -----  ------  ------  -----

       Total................  29,721  23,721  16,362  $1,339  $1,192  $ 875  $1,423  $1,268  $ 928
                              ======  ======  ======  ======  ======  =====  ======  ======  =====

(a) Floating rate is determined quarterly based on LIBOR. A related interest rate swap, expiring 2002, effectively fixes the rate on the TXU Electric Capital IV securities at 7.183%.
(b) Interest rate swaps effectively fix the rate on $100 million of the TXU Gas Floating Rate Trust Securities at 6.629% and at 6.444% on the remaining $50 million of the Trust Securities to July 1, 2003.

   Each parent company owns the trust securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of such trust's securities.

7.   PREFERRED STOCK OF SUBSIDIARIES OF TXU CORP.

                                      Shares Outstanding                Amount               Redemption Price Per Share
Dividend Rate                            December 31,                 December 31,               December 31, 1999
-------------                        -------------------           ------------------        ---------------------------
                                       1999        1998             1999        1998
                                     -------     -------           ------      ------
                                     Thousands of Shares

Not Subject to Mandatory Redemption:
------------------------------------
TXU Electric (cumulative, without par value, entitled upon liquidation to $100 a share: authorized 17,000,000 shares)
---------------------------------------------------------------------------------------------------------------------
$4.00 to $5.08 series...............     379         379            $  38       $  38            $101.79 to $112.00
  7.98 series.......................     261         261               26          26                   (b)
  7.50 series (a)...................     308         308               30          30                   (b)
  7.22 series (a)...................     221         221               21          21                   (b)
                                       -----       -----            -----       -----
        Total.......................   1,169       1,169              115         115
                                       -----       -----            -----       -----

TXU Gas (entitled upon liquidation to stated value per share; authorized 2,000,000 shares)
------------------------------------------------------------------------------------------
Adjustable Rate Preferred Stock:....
  Series F (c)......................      75          75               75          75                 1,000.00
                                       -----       -----            -----       -----
       Total........................   1,244       1,244            $ 190       $ 190
                                       =====       =====            =====       =====

TXU Electric -- Subject to Mandatory Redemption (d)
---------------------------------------------------
$6.98 series........................     107         107            $  11       $  11                   (b)
  6.375 series......................     100         100               10          10                   (b)
                                       -----       -----            -----       -----
       Total........................     207         207            $  21       $  21
                                       =====       =====            =====       =====

------------------------------------
(a) The preferred stock series is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share represents one quarter of a share of underlying preferred stock.
(b) Preferred stock series is not redeemable at December 31, 1999.
(c) Stated value $1,000 per share. The preferred stock series is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share represents one-fortieth of a share for ($25 per share). Dividend rates are determined quarterly, in advance, based on certain US Treasury rates. At December 31, 1999, the Series F bears a dividend rate of 5.42%.
(d) TXU Electric is required to redeem at a price of $100 per share plus accumulated dividends a specified minimum number of shares annually or semi-annually on the initial/next dates shown below. These redeemable shares may be called, purchased or otherwise acquired. Certain issues may not be redeemed at the option of TXU Electric prior to 2003. TXU Electric may annually call for redemption, at its option, an aggregate of up to twice the number of shares shown below for each series at a price of $100 per share plus accumulated dividends.

                         Minimum Redeemable          Initial/Next Date of
            Series             Shares                Mandatory Redemption
            -------      -----------------           --------------------
            $  6.98      50,000 annually                 July 1, 2003
               6.375     50,000 annually               October 1, 2003

   The carrying value of preferred stock subject to mandatory redemption is
 being increased periodically to equal the redemption amounts   at the mandatory
 redemption dates with a corresponding increase in preferred stock dividends.

8. COMMON STOCK EQUITY

   TXU Corp. has a Direct Stock Purchase and Dividend Reinvestment Plan (DRIP), an Employee's Thrift Plan of the Texas Utilities Company System (Thrift Plan) and an Employee Stock Purchase and Savings Plan of ENSERCH (EN$AVE). During the last three years, most of the requirements under the DRIP, Thrift Plan and EN$AVE plans have been met through open market purchases of TXU Corp.'s common stock. In 1998, approximately $8 million in common stock of TXU Corp. was issued to the plans. No amounts of common stock were issued to the plans in 1999.

   At December 31, 1999, the Thrift Plan had an obligation of $249 million outstanding in the form of a note, which TXU Corp. purchased from the original third-party lender and recorded as a reduction to common equity. At December 31, 1999, the Thrift Plan trustee held 4,902,009 shares of common stock (LESOP Shares) of TXU Corp. under the leveraged employee stock ownership provision of the Thrift Plan. LESOP Shares are held by the trustee until allocated to Thrift Plan participants when required to meet TXU Corp.'s obligations under terms of the Thrift Plan. The Thrift Plan uses dividends on the LESOP Shares held and contributions from TXU Corp., if required, to repay interest and principal on the note. Common stock equity increases at such time as LESOP Shares are allocated to participants' accounts although shares of common stock outstanding include unallocated LESOP Shares held by the trustee. Allocations to participants' accounts in each of the years 1999, 1998, and 1997 increased common stock equity by $8 million each year.

   The Long-Term Incentive Compensation Plan is a comprehensive, stock-based incentive compensation plan, providing for discretionary awards (Awards) of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, bonus stock and other stock-based awards. The maximum number of shares of common stock for which Awards may be granted under the plan is 2,500,000.
During 1999, 1998 and 1997, the Board of Directors authorized the award of 208,200, 68,000 and 61,000 shares, respectively, of restricted common stock, which were issued subject to performance and vesting requirements over a three- to five-year period.

   TXU Europe offers a Long-Term Incentive Plan, a Sharesave and a Loyalty Award Plan to eligible UK-based employees. TXU Corp. applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its employee share plans. Compensation costs recorded for these plans was $15 million, $3 million and $344 thousand in 1999, 1998 and 1997, respectively. Had compensation costs been determined based on SFAS 123, there would have been no significant difference in the compensation expense recognized.

   Effective with the Merger of TXU Gas with TXU Corp., outstanding options for TXU Gas common stock were exchanged for options for 532,913 shares of TXU Corp.'s common stock exercisable at prices ranging from $7.03 to $37.71 per share, and TXU Gas was precluded from awarding further options. The estimated fair value of these options of $3.2 million was accounted for as a part of the cost of the acquisition. At December 31, 1999, 218,046 of these options remained outstanding and exercisable.

   At December 31, 1999, 31,331,993 shares of the authorized but unissued common stock of TXU Corp. were reserved for issuance and sale pursuant to the above plans, for equity-linked securities and for other purposes.

   During 1999, TXU Corp.'s Board of Directors increased the common stock repurchase limit to $1.6 billion, of which $478 million had been used as of December 31, 1999 to purchase and retire a total of 11,953,751 shares of TXU Corp.'s issued and outstanding common stock during the four years then ended. The cost of the repurchased shares, to the extent it exceeded the estimated amount received upon their original issuance, has been charged to retained earnings.

   At December 31, 1999, TXU Corp. had two equity purchase agreements with separate financial institutions to purchase up to $200 million each of TXU Corp.'s common stock. The timing and amount of these purchases are made at the direction of management. The repurchase price is the weighted average price per share the financial institutions paid plus commissions and interest. The agreements expire in November and December 2000.

   TXU Corp. has 50 million authorized shares of serial preference stock having a par value of $25 per share, none of which has been issued.

   Shareholders Rights Plan -- On February 19, 1999, the Board of Directors adopted a shareholder rights plan pursuant to which shareholders were granted rights to purchase one one-hundreth of a share of Series A Preference Stock (Rights) for each share of TXU Corp.'s common stock held.

   In the event that any person acquires more than 15% of TXU Corp.'s outstanding common stock, the Right becomes exercisable, entitling each holder (other than the acquiring person or group) to purchase that number of shares of securities or other property of TXU Corp. having a market value equal to two times the exercise price of the Right. If TXU Corp. were acquired in a merger or other business combination, each Right would entitle its holder to purchase a number of the acquiring company's common shares having a market value of two times the exercise price of the Right. In either case, TXU Corp.'s Board of Directors may choose to redeem the Rights before they become exercisable. TXU Corp.'s Board declared a dividend of one Right for each outstanding share of Common Stock. Rights were distributed to shareholders of record on March 1, 1999.

9. INCOME TAXES

   The components of TXU Corp.'s  provisions for income taxes are as follows:

                                                     Year Ended December 31,
                                                    -------------------------
                                                     1999     1998     1997
                                                    -------  -------  -------

Current:
  US Federal......................................    $ 110    $ 174    $ 182
  State...........................................       17       29       40
  Non-US..........................................       19       72       --
                                                      -----    -----    -----
    Total.........................................      146      275      222
                                                      -----    -----    -----
Deferred:
  US Federal......................................      170      208      175
  State...........................................       18        1      (17)
  Non-US..........................................      138       65       20
                                                      -----    -----    -----
    Total.........................................      326      274      178
                                                      -----    -----    -----
Investment tax credits............................      (23)     (23)     (23)
                                                      -----    -----    -----
    Total.........................................    $ 449    $ 526    $ 377
                                                      =====    =====    =====

     Reconciliation of income taxes computed at the federal statutory rate to provision for income taxes:

                                                                   Year Ended December 31,
                                                                  --------------------------
                                                                    1999     1998     1997
                                                                  --------  -------  -------
Income before income taxes:
      Domestic..................................................   $1,016   $  951   $1,002
      Non-US....................................................      418      315       35
                                                                   ------   ------   ------
            Total...............................................    1,434    1,266    1,037
      Preferred stock dividends of subsidiaries.................       14       16       28
                                                                   ------   ------   ------
      Income before preferred stock dividends of subsidiaries...   $1,448   $1,282   $1,065
                                                                   ======   ======   ======

Income taxes at the US federal statutory rate of 35%............   $  507   $  449   $  373

      Depletion allowance.......................................      (25)     (24)     (22)
      Amortization of investment tax credits....................      (23)     (23)     (23)
      Amortization of tax rate difference.......................       (7)      (5)      (7)
      Allowance for funds used during construction..............       (2)      (2)      (2)
      Amortization of prior flow-through amounts................        2       66       37
      State income taxes, net of federal tax benefit............       22       19       15
      Amortization of goodwill..................................       55       43        7
      Foreign tax credit........................................      (31)      --       --
      Foreign tax rate differences..............................      (21)     (10)      --
      Valuation allowance reversal..............................      (10)      --       --
      Other.....................................................      (18)      13       (1)
                                                                   ------   ------   ------
Provision for income taxes......................................   $  449   $  526   $  377
                                                                   ======   ======   ======

Effective tax rate (on income before preferred stock dividends
     of subsidiaries)...........................................       31%      41%      35%

   TXU Corp. had net tax benefits from LESOP dividend deductions of $4.1 million, $3.7 million and $3.9 million in 1999, 1998 and 1997, respectively, which were credited directly to retained earnings.

   The components of TXU Corp.'s deferred tax assets and deferred tax liabilities are as follows:

                                                                         December 31,
                                                --------------------------------------------------------------
                                                         1999                                 1998
                                                ------------------------------  ------------------------------
                                                 Total   Current   Noncurrent    Total   Current   Noncurrent
                                                -------  --------  -----------  -------  --------  -----------
Deferred Tax Assets
    Unbilled revenues.........................  $   31      $ 31   $       --   $   30      $ 30    $      --
    Over/(under)-recovered fuel revenue.......     (14)      (14)          --       18        18           --
    Unamortized investment tax credits........     280        --          280      293        --          293
    Impairment of assets......................      76        --           76       76        --           76
    Regulatory disallowance...................     120        --          120      152        --          152
    Alternative minimum tax...................     639        --          639      594        --          594
    Tax rate differences......................      72        --           72       62        --           62
    Employee benefits.........................     212        17          195      158         4          154
    Net operating loss carryforwards..........     109        14           95      147        --          147
    Mitigation and redirected depreciation....      66        --           66       --        --           --
    Foreign tax loss carryforwards............     119        --          119       83        --           83
    Deferred benefits of state income taxes...     194         5          189      184        11          173
    Leased assets.............................     506        --          506      584        --          584
    Valuation allowance.......................    (262)       --         (262)    (238)       --         (238)
    Other.....................................     300        15          285      338        25          313
    Deferred state income taxes...............      68         2           66       61         5           56
                                                ------      ----       ------   ------      ----       ------
          Total...............................   2,516        70        2,446    2,542        93        2,449
                                                ------      ----       ------   ------      ----       ------

Deferred Tax Liabilities
    Depreciation differences and capitalized
        construction costs....................   4,943        --        4,943    4,818        --        4,818
    Redemption of long-term debt..............     136        --          136      134        --          134
    Sale of partnership.......................      92        92           --       --        --           --
    Recoverable redirected depreciation.......      51        --           51       --        --           --
    Deferred charges for state income taxes...      26        --           26       22        --           22
    Unbilled income...........................      27        27           --       17        17           --
    Leased assets.............................     488        --          488      553        --          553
    Other.....................................     375         9          366      301        --          301
    Deferred state income taxes...............     374        --          374      339        --          339
                                                ------      ----       ------   ------      ----       ------
          Total...............................   6,512       128        6,384    6,184        17        6,167
                                                ------      ----       ------   ------      ----       ------
    Net Deferred Tax Liability (Asset)........  $3,996      $ 58       $3,938   $3,642      $(76)   $   3,718
                                                ======      ====       ======   ======      ====       ======

                                                             December 31,
                                    --------------------------------------------------------------
                                                1999                             1998
                                    ------------------------------  ------------------------------
                                      Net       Net        Net        Net       Net        Net
                                    Current   Current   Noncurrent  Current   Current   Noncurrent
                                     Asset   Liability  Liability    Asset   Liability  Liability
                                    -------  ---------  ----------  -------  ---------  ----------
Summary of Deferred Income Taxes
    US Federal....................  $    --     $   42     $ 2,889      $83  $      --     $ 2,876
    State.........................        2         --         309        5         --         283
    United Kingdom................       --         --         660       --         --         531
    Australia.....................       --         11          80       --         12          28
    Mexico........................       --          7          --       --         --          --
                                    -------    -------     -------  -------  ---------     -------
         Total....................  $     2     $   60     $ 3,938      $88   $     12     $ 3,718
                                    =======    =======     =======  =======  =========     =======

     At December 31, 1999, TXU Corp. had $639 million of alternative minimum tax credit carryforwards available to offset future tax payments. At December 31, 1999, TXU Gas had pre-merger net operating loss (NOL) carryforwards of $319 million that begin to expire in 2003. The NOL's can be used to offset future taxable income. Due to a 1999 change in Internal Revenue Service (IRS) regulations, TXU Gas fully expects to utilize all such NOL's prior to their expiration date. Accordingly, a $10 million deferred tax asset valuation allowance recorded in 1998 was reversed in 1999. TXU Gas utilized $101 million of NOL's in 1999. At December 31, 1999, TXU Australia had $342 million and TXU Europe Group had $51 million of tax loss carryforwards that can be used to offset future taxable income in their respective jurisdictions. Such tax loss carryforwards do not have expiration dates. TXU Europe Group has recorded a valuation allowance of $262 million against the deferred tax assets related to leased assets.

     The IRS is currently auditing the consolidated Federal Income Tax returns of TXU Corp. for the years 1994 through 1996. In management's opinion, an adequate provision has been made for any future taxes that may be owed as a result of this audit.

     Separately, the TXU Gas consolidated income tax returns have been audited and settled with the IRS through 1992. The IRS is currently auditing the years 1993 through 1997 and as yet, no notice of proposed adjustments has been issued. TXU Gas has reached a tentative agreement with the IRS for the 1993 tax year, which if approved, is not expected to have a material impact on TXU Corp.'s financial position or results of operations. To the extent that adjustments to income tax accounts for periods prior to the Merger are required as a result of an IRS audit, the adjustment will be added to or deducted from goodwill.

10.  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

     Most US employees are covered by various defined benefit pension plans which provide benefits based on years of service and average earnings. In addition, most US employees are eligible for voluntary participation in either the Employees' Thrift Plan of the Texas Utilities Company System (Thrift Plan) or the ENSERCH Corporation Employee Stock Purchase and Savings Plan (EN$AVE). The plans are participant-directed defined contribution combination employee stock ownership and profit sharing plans under Section 401(k) and 401(m) of the Internal Revenue Code and are subject to the provisions of the Employee Retirement Income Security Act of 1974. Under each of the plans, a participant may invest, through pre-tax salary deferrals or after-tax payroll deductions, a specified amount ranging from 1% to 16% of regular salary or wages. Employer matching contributions as a percentage of participant contributions, up to 6% of base pay, are at a rate of 40%, 50% or 60% depending on length of service. Contributions to the Thrift Plan and EN$AVE aggregated $15 million for each of the years ending December 31, 1999, 1998 and 1997.

     During 1999, certain US employees were offered and accepted early retirement and settlement options resulting in curtailment losses and settlement gains. As a portion of these costs are recoverable, an offsetting regulatory asset was recorded. Effects of the early retirement options applicable to regulated business were recorded as regulatory assets.

     TXU Europe Group participates in several defined benefit pension plans in the UK which cover the majority of its employees. The benefits under these plans are primarily based on years of credited service and final average compensation levels as defined under the respective plan provisions. In the UK, the majority of TXU Europe Group employees are members of the Electricity Supply Pension Scheme (ESPS) which provides pensions of a defined benefit nature for employees throughout the electricity supply industry. The ESPS operates on the basis that there is no cross-subsidy between employers, and the financing of TXU Europe's pension liabilities is, therefore, independent of the experience of other participating employers. The assets of the ESPS are held in a separate trustee-administered fund and consist principally of UK and European equities, UK property holdings and cash. The pension cost relating to the TXU Europe Group portion of the ESPS is assessed in accordance with the advice of independent qualified actuaries using the projected unit method. The benefits under these plans are primarily based on years of service and compensation levels as defined under the respective plan provisions.

     TXU Australia sponsors a defined contribution pension plan covering employees hired after March 31, 1995. Employees may elect to contribute at 0%, 3% or 6% of their salary. TXU Australia's contributions were determined at a rate of 10% of employees' salaries. TXU Australia sponsors two defined benefit pension plans covering employees hired prior to March 31, 1995. The plan benefits are based on the participants' contributions, number of years of service and final average salaries. Employees may elect to contribute at rates from 0% to 7.5% of their salaries. TXU Australia's contributions range from 0% to 9.5% of participants' salaries depending upon the funding ratio of the plan as calculated in accordance with the plan's contribution rules.

   The projected benefit obligations and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $31 million and $7 million, respectively, as of December 31, 1999 and $744 million and $718 million, respectively, as of December 31, 1998.

                                                                            1999     1998     1997
                                                                           -----     -----    -----
Weighted-average assumptions:
Discount rate..........................................................     8.25%     7.00%    7.25%
Expected return on plan assets.........................................     9.00%     9.00%    9.00%
Rate of compensation increase..........................................     4.30%     4.30%    4.30%

                                                                          Year Ended December 31,
                                                                         --------------------------
                                                                           1999     1998     1997
                                                                         --------  -------  -------
Components of Net Pension Costs:
Service cost...........................................................    $  70     $  53    $  37
Interest cost..........................................................      203       163       94
Expected return on assets..............................................     (252)     (205)    (107)
Amortization of unrecognized net transition asset......................       (1)       (1)      (1)
Amortization of unrecognized prior service cost........................        4         4        4
Amortization of net gain...............................................       --        (5)      (5)
Recognized settlement gains............................................      (41)       --      (30)
Recognized termination benefits loss...................................       60        --       34
                                                                           -----     -----    -----
    Net periodic pension cost..........................................  $    43     $   9    $  26
                                                                           =====     =====    =====

Change in Pension Obligation:
Pension obligation at beginning of year................................  $ 3,331    $1,576
    Service cost.......................................................       70        53
    Interest cost......................................................      203       163
    Participant contributions..........................................       18        10
    Plan amendments....................................................       31        12
    Net transfer of obligations to other plans.........................       (5)       --
    Actuarial (gain)/loss..............................................     (334)      193
    Acquisitions.......................................................       22     1,429
    Benefits paid......................................................     (176)     (133)
    Curtailments.......................................................       10        --
    Settlements........................................................     (164)       --
    Special termination benefits.......................................       77        --
    Currency exchange rate changes.....................................      (33)       25
    Other..............................................................       --         3
                                                                         -------   -------
Pension obligation at end of year......................................  $ 3,050   $ 3,331
                                                                         =======   =======

Change in Plan Assets:
Fair value of assets at beginning of year..............................  $ 3,782   $ 1,794
    Actual return on assets............................................      349       188
    Acquisitions.......................................................       25     1,832
    Employer contributions.............................................       54        57
    Participant contributions..........................................       18        10
    Net transfer of assets to other plans..............................       (5)       --
    Benefits paid......................................................     (175)     (133)
    Settlements........................................................     (159)       --
    Currency exchange rate changes.....................................      (37)       34
                                                                         -------   -------
Fair value of assets at end of year....................................  $ 3,852   $ 3,782
                                                                         =======   =======

Funded Status:
Pension obligation.....................................................  $(3,050)  $(3,331)
Fair value of assets...................................................    3,852     3,782
Unrecognized net transition asset......................................       (3)       (4)
Unrecognized prior service cost........................................       56        42
Unrecognized net gain..................................................     (593)     (199)
                                                                         -------   -------
(Accrued)/prepaid pension cost.........................................  $   262   $   290
                                                                         =======   =======

Amounts Recognized in the Statement of Financial Position Consist of:
Prepaid pension cost...................................................  $   413   $   433
Accrued benefit liability..............................................     (157)     (151)
Intangible asset.......................................................        1         2
Accumulated other comprehensive income.................................        3         6
Accumulated deferred income taxes......................................        2        --
                                                                         -------   -------
   Net amount recognized...............................................  $   262   $   290
                                                                         =======   =======

   In addition to the retirement plans, the US subsidiaries offer certain health care and life insurance benefits to substantially all of their employees and their eligible dependents at retirement. Benefits received vary in level depending on years of service and retirement dates.

                                                                1999     1998    1997
                                                               -----    -----   -----
Weighted-average assumptions:
Discount rate.............................................     8.25%     7.00%   7.25%
Expected return on plan assets............................     8.49%     8.13%   7.50%

                                                             Year Ended December 31,
                                                            --------------------------
                                                              1999      1998     1997
                                                            --------  --------  ------
Components of Net Periodic Postretirement Benefit Costs:
Service cost..............................................    $  24     $  19   $  12
Interest cost.............................................       47        42      43
Expected return on assets.................................      (12)      (10)     (8)
Amortization of unrecognized net transition obligation....       10        16      17
Amortization of unrecognized prior service cost...........        2         2      --
Amortization of net loss..................................        5         2       2
Recognized curtailment loss...............................       24        --      10
                                                              -----     -----   -----
     Net postretirement benefit cost......................    $ 100     $  71   $  76
                                                              =====     =====   =====

Change in Postretirement Benefit Obligation:
Benefit obligation at beginning of year...................    $ 702     $ 591
    Service cost..........................................       24        19
    Interest cost.........................................       47        42
    Participant contributions.............................        4         6
    Actuarial (gain)/loss.................................     (132)       83
    Benefits paid.........................................      (44)      (39)
    Curtailments..........................................       19        --
                                                              -----     -----
Benefit obligation at end of year.........................    $ 620     $ 702
                                                              =====     =====

Change in Plan Assets:
Fair value of assets at beginning of year.................    $ 145     $ 112
    Actual return on assets...............................       19        18
    Employer contributions................................       42        42
    Participant contributions.............................        3         3
    Benefits paid.........................................      (32)      (30)
                                                              -----     -----
Fair value of assets at end of year.......................    $ 177     $ 145
                                                              =====     =====

Funded Status:
Benefit obligation........................................    $(620)    $(702)
Fair value of assets......................................      177       145
Unrecognized transition obligation........................      130       146
Unrecognized prior service cost...........................       16        17
Unrecognized net (gain)/loss..............................       (4)      139
                                                              -----     -----
Accrued postretirement benefit cost.......................    $(301)    $(255)
                                                              =====     =====

     The expected increase in costs of future benefits covered by the postretirement benefit plans is projected using a health care cost trend rate of 5% in 2000 and thereafter. A one percentage point increase in the assumed health care cost trend rate in each future year would increase the accumulated postretirement benefit obligation at December 31, 1999 by approximately $64 million and other postretirement benefits cost for 1999 by approximately $9.6 million.

11.  DERIVATIVE INSTRUMENTS

     TXU Corp. and its subsidiaries enter into derivative instruments, including options, swaps, futures, forwards and other contractual commitments for both non-trading and trading purposes. TXU Corp. and its domestic and international subsidiaries enter into derivative instruments for non-trading purposes in order to manage market risks related to changes in interest rates, foreign currency exchange rates and commodity prices. Gains and losses on non-trading derivative instruments effective as hedges are deferred and recorded as a component of the underlying transaction when settled. TXU Corp. also enters into derivative instruments and other contractual commitments for trading purposes through its subsidiaries TXU Energy Trading, TXU Europe Energy Trading and TXU Australia. Contracts entered into for trading purposes are recorded on a mark-to-market basis with gains and losses recognized in earnings in the period in which such valuation changes occur.

Non-Trading

     Interest Rate Risk Management -- TXU Corp. and its subsidiaries enter into interest rate swaps to manage exposures to the market risk inherent in fixed rate debt securities and the cash flow risk inherent in variable rate securities. The terms of each swap and the underlying hedged security are in Notes 5 and 6.

     Foreign Currency Risk Management -- TXU Corp. has exposure to foreign currency risks, primarily with the pound sterling and the Australian dollar. TXU Europe and TXU Australia have accessed the US capital markets and issued dollar denominated obligations. TXU Corp. and its subsidiaries enter into currency swaps, options and forwards, where appropriate, to manage foreign currency exposures.

     TXU Europe has entered into swaps in respect to the principal and semi-annual interest payments on $500 million of bonds to swap from dollars to pounds sterling. For the principal payments, TXU Europe entered into a forward foreign currency contract to acquire $200 million and $300 million in October 2017 and October 2027, respectively, for approximately (Pounds)218 million ($352 million). A foreign currency gain of (Pounds)92 million ($148 million) was deferred at December 31, 1999. For interest payments on the $200 million 7.425% notes due 2017 and the $300 million 7.55% notes due 2027, the contract sets the exchange rate between pounds sterling and dollars at $1.605 and $1.6245, respectively.

     TXU Europe has entered into currency swaps that fix the $1.5 billion principal amount and interest payments of the Senior Notes to be repaid in pounds sterling at a weighted-average exchange rate between pounds sterling and US dollars at $1.629.

     TXU Australia maintains cross currency swaps for its US dollar denominated debt. These swaps mature in December 2006 and December 2016 for $250 million and $100 million, respectively. The maturity of these swaps coincides with the maturity of the US dollar denominated debt.

     Energy Price Risk Management -- In the UK and Australia, electricity prices are established through power pools which are controlled through an agreement with the licensed generators and suppliers in the case of the UK, or by a statutory, independent corporation in the case of Australia. In both cases, substantially all power must be sold into and purchased from the pools. In order to manage the exposure to fluctuations in electricity pool prices, TXU Europe and TXU Australia enter into both short- and long-term derivative instruments whereby the pool price is fixed for an agreed-upon quantity and duration by reference to an agreed-upon strike price. In the US, as a result of continued regulation, TXU Electric and TXU Gas have minimal exposure to energy price risk, therefore, their use of derivative instruments is limited.

   At December 31, 1999, TXU Europe had non-trading derivative contracts (including "virtual power station" agreements) outstanding covering 142 terawatt hours (TWh), expiring from 2000 to 2010. Net gains (losses) are deferred under these contracts until settled. TXU Europe's "virtual power station" agreements with third parties, provide for a variety of payments based on a notional plant capacity, fuel consumption and operating expenses in exchange for the receipt of cash payments based on future pool prices and a notional output.

   TXU Australia has entered into wholesale market contracts to cover most of its forecasted load through the end of 2000. At December 31, 1999, these contracts cover a notional volume of approximately 4.3 million MWh for the period from January 2000 through 2001. Short-term contracts outstanding at December 31, 1999 covered approximately 4.1 million MWh. Net losses deferred under these contracts at December 31, 1999 were A$57 million ($37 million).

Trading

   TXU Corp. has continued to position itself to provide comprehensive energy products and services to a diversified client base in the US, Europe and Australia. In the US, TXU Energy Trading continues to engage in price and basis risk management activities, involving the purchase and sale of physical commodities, and enters into futures contracts, forward commitments, swap agreements with net settlement, exchange traded options, over-the-counter options which are net settled or physically settled, exchange-of-futures-for physical transactions, energy exchange transactions, storage activities, and other contractual arrangements. In 1999, TXU Europe and TXU Australia began offering price risk management services to customers through a variety of financial and other instruments including contracts for differences (swaps), virtual power stations, written options and forward contracts. These transactions are primarily conducted with retail end-users, established energy companies and major financial institutions.

   The trading subsidiaries all manage the market risk on a portfolio basis within limitations imposed by their respective Boards of Directors and in accordance with TXU Corp.'s overall risk management policies. Market risks are monitored daily, utilizing appropriate mark-to-market methodologies, which value the portfolio of contracts and the hypothetical effect on this value from changes in market conditions. Each entity uses various techniques and methodologies that simulate forward price curves in their respective markets to estimate the size and probability of changes in market value resulting from price movements. These techniques include, but are not limited to, sensitivity analyses. The use of these methodologies requires a number of key assumptions including the selection of confidence levels, the holding period of the positions, and the depth and applicability to future periods of historical price information.

   The portfolio subjects the entities to a number of risks and costs associated with the future contractual commitments, including price risk, credit risk associated with counter parties, product location (basis) differentials, market liquidity. Each entity continuously monitors the valuation of identified risks and adjusts the portfolio valuation based on present market conditions.
Reserves are established in recognition that certain risks exist until delivery of energy has occurred, counterparties have fulfilled their financial commitments and related financial instruments mature or are closed out. Price and credit risk are further managed through the established trading policies and limits for each trading entity which are evaluated on a daily basis.

   US -- The exposure of fixed price natural gas and electric power purchase and sale commitments, and derivative financial instruments, including options, swaps, futures and other contractual commitments, is based on a methodology that uses a five-day holding period and a 95% confidence level. The notional amounts and terms of the portfolio as of December 31, 1999 included financial instruments that provide for fixed price receipts of 2,406 trillion British thermal units equivalent (Tbtue) and fixed price payments of 2,836 Tbtue, with a maximum term of seven years. Additionally, sales and purchases commitments totaling 1,129 Tbtue, with terms extending up to nine years, are included in the portfolio as of December 31, 1999.

   Europe -- At December 31, 1999, the outstanding notional quantity of commodity instruments under contracts held for trading purposes was 118 TWh of electricity for periods to 2015. In the gas retail business, TXU Europe is subject to fluctuations in the gas spot market as it sells gas, primarily at fixed prices, and manages the demand through a portfolio of gas purchase contracts. This risk is also managed through the use of derivative instruments including swaps and futures. There were no swaps or futures outstanding at December 31, 1999. At December 31, 1999, TXU Europe had instruments outstanding covering approximately 134 Bcf, expiring in 2003.

   Australia -- At December 31, 1999, the outstanding notional quantity of commodity instruments under contracts held for trading purposes was 209 GWh of electricity for periods to 2002.

   The fair value of open positions expiring within one year is included within Risk Management Assets and Liabilities on the balance sheet, and the long-term portion is included within Other Assets and Liabilities. Gross revenue and expenses from physically settled transactions are included within Operating Revenues and Operating Expenses, respectively. Financially settled transactions along with unrealized gains and losses from changes in the fair value of the open positions are included within Operating Revenues on a net basis.

   The following table displays the mark-to-market values of the energy trading risk management assets and liabilities:

                                              December 31, 1999                December 31, 1998
                                        ------------------------------  -------------------------------
                                          Assets   Liabities     Net     Assets   Liabilities    Net
                                        --------   --------   --------  --------   ---------   --------
Fair Value:
    Current........................         $628       $525      $103       $832        $838     $ (6)
    Noncurrent.....................          151         12       139        128          93       35
                                            ----       ----      ----       ----        ----      ---
          Total....................         $779       $537       242       $960        $931       29
                                            ====       ====                 ====        ====
    Less reserves..................                                 9                               7
                                                                 ----                             ---
          Net of reserves..........                              $233                            $ 22
                                                                 ====                             ===

Average Value For Year:
    Total..........................         $648       $510      $138       $656        $617     $ 39
                                            ====       ====                 ====        ====
    Less reserves..................                                 9                               7
                                                                 ----                             ---
          Net of reserves..........                              $129                            $ 32
                                                                 ====                             ===


  TXU Corp. recorded net trading gains of $9 million, $38 million, and $2 million at TXU Energy Trading, TXU Europe and TXU Australia, respectively, in 1999. In 1998, TXU Energy Trading recorded a net trading gain of $46 million, while TXU Europe and TXU Australia had no trading activity.

  Credit Risk -- Credit risk relates to the risk of loss that TXU Corp. would incur as a result of nonperformance by counterparties. TXU Corp. maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. TXU Corp. generally does not obtain collateral to support the agreements but establishes credit limits and monitors the financial viability of counterparties. In the event a counterparty's credit rating declines, TXU Corp. may apply certain remedies, if considered necessary. TXU Corp. believes the risk of nonperformance by counterparties is minimal.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and related estimated fair values of TXU Corp.'s significant financial instruments were as follows:

                                                                              December 31, 1999          December 31, 1998
                                                                            ---------------------   ---------------------------
                                                                             Carrying      Fair      Carrying          Fair
                                                                              Amount      Value       Amount           Value
                                                                            ---------    --------    ---------      -----------
 On balance sheet assets (liabilities):
    Long-term debt (including current maturities)*........................  $(16,641)  $(15,638)     $(15,332)        $(15,926)
    TXU Corp. or subsidiary obligated, mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior
        subordinated debentures of TXU Corp.  or related subsidiary.......    (1,339)    (1,212)       (1,192)          (1,236)
    Preferred stock of subsidiary subject to mandatory redemption.........       (21)       (21)          (21)             (21)
    LESOP note receivable.................................................       249        265           250              302

Off balance sheet assets (liabilities):
    Financial guarantees..................................................        --       (623)           --             (432)
    Interest rate swaps...................................................        --        (69)           --              (86)
    Currency swaps and forwards...........................................        --         (7)           --               (4)
    Gas swaps.............................................................        --         --            --               (3)
    Contracts for differences, electricity forward agreements
        and other energy contracts........................................        --        139            --              101

 *Excludes capital leases.

     The fair values of long-term debt and preferred stock subject to mandatory redemption are estimated at the lesser of either the call price or the market value as determined by quoted market prices, where available, or, where not available, at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risk. The fair value of trust securities is based on quoted market prices. The carrying amounts for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments.

     Other investments, primarily include deposits in an external trust fund for nuclear decommissioning of Comanche Peak, which is carried at market value, and restricted cash held as collateral for certain leases, for which the carrying value approximates the fair value due to the short maturity of these instruments. The trust fund is invested primarily in fixed income debt and equity securities, which are considered as available-for-sale. Any unrealized gains or losses are treated as regulatory assets or regulatory liabilities, respectively.

     Common stock -- net has been reduced by the note receivable from the trustee of the leveraged employee stock ownership provision of the Thrift Plan. The fair value of such note is estimated at the lesser of TXU Corp.'s call price or the present value of future cash flows discounted at rates consistent with comparable maturities adjusted for credit risk.

     The fair value of the financial guarantees are based on the present value of the instruments' approximate cash flows discounted at the year-end risk free rate for issues of comparable maturities adjusted for credit risk. Fair values for off-balance sheet instruments (interest rate and currency swaps) are based either on quotes or the cost to terminate the agreements. The fair values of contracts for differences, electricity forward agreements and other energy contracts are based upon a discounted cash flow analysis using estimates of energy forward prices. The fair values of other financial instruments for which carrying amounts and fair values have not been presented are not materially different than their related carrying amounts.

13.  REGULATION AND RATES

     US -- Docket 9300 -- The PUC's final order (Order) in connection with TXU Electric's January 1990 rate increase request (Docket 9300) was ultimately reviewed by the Supreme Court of Texas. As a result, an aggregate of $909 million of disallowances with respect to TXU Electric's reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to TXU Corp.'s earnings, has been remanded to the District Court with instructions that it be remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC also was required to reevaluate the appropriate level of TXU Electric's construction work in progress included in the rate base in light of its financial condition at the time of the initial hearing. In connection with the settlement of Docket 18490, proceedings in the remand of Docket 9300 have been stayed. TXU Electric cannot predict the outcome of the reconsideration of the Order on remand by the PUC.

     Docket 18490 -- The PUC approved the non-unanimous stipulation filed on December 17, 1997 by TXU Electric, together with the General Counsel of the PUC, the Office of Public Utility Counsel (OPC) and various other parties interested in TXU Electric's rates and services. The stipulation, modified to incorporate changes made by the PUC, resulted in base rate credits beginning January 1, 1998, of 4% for residential customers, 2% for general service secondary customers and 1% for all other retail customers, and additional base rate credits for residential customers of 1.4% beginning January 1, 1999. Certain parties that did not sign the stipulation have appealed the PUC's approval by filing suit in state district court. TXU Electric cannot predict the outcome of these appeals.

     In accordance with the stipulation, from January 1, 1998 through June 30, 1999, earnings in excess of the earnings cap were recorded as additional depreciation of nuclear production assets, and a reclassification of depreciation expense was made from T&D to nuclear production assets. As discussed in Note 3, application of regulatory accounting principles to the generation portion of TXU Electric's business was discontinued as of June 30, 1999. Effective July 1, 1999, earnings in excess of the earnings cap imposed by the 1999 Restructuring Legislation were recorded as a reduction of revenues, with a corresponding regulatory liability recorded. Upon final PUC determination, the regulatory liability associated with earnings in excess of the earnings cap will be applied against TXU Electric's stranded generation assets as determined under the 1999 Restructuring Legislation's market valuation criteria or refunded to customers.

     Additionally, effective July 1, 1999, TXU Electric ceased the reclassification of T&D depreciation expense to nuclear production assets. Instead, an amount equal to T&D depreciation expense for the period was recorded as a regulatory asset, which will be amortized as it is recovered through the Distribution portion of the business. An equivalent amount was recorded as a regulatory liability which will be applied against TXU Electric's stranded generation assets as determined under the 1999 Restructuring Legislation's market valuation criteria or refunded to customers.

     For 1999, TXU Electric recorded $52 million as additional depreciation of nuclear production assets and $92 million as a reduction of revenues as a result of earnings in excess of the earnings cap, compared with $170 million of additional depreciation of nuclear production assets for the same period in 1998. In addition, depreciation expense of $95 million for the first six months of 1999 was reclassified from T&D to nuclear production assets and a regulatory asset of $97 million equivalent to T&D depreciation expense was recorded for the last half of 1999 according to the accounting treatment discussed above. Also, $50 million of Transmission redirected depreciation has been reclassified as a regulatory asset to conform with the 1999 Restructuring Legislation. In 1998, depreciation expense of $183 million was reclassified from T&D to nuclear production assets. Including deferred income tax effects, mitigation reduced net income by $90 million in 1999 and $143 million in 1998.

     Separation Costs -- On or before April 1, 2000, each electric utility must file with the PUC a separation of its costs into competitive and regulated components, proposed tariffs for its proposed T&D utility, and an initial estimate of its generation-related stranded costs.

     UK -- The prices that the energy retail business can charge in the ex-franchise market are subject to a price control formula that sets a maximum price. On October 8, 1999, OFGEM issued proposed price adjustments for the electricity supply businesses. The final report of OFGEM was issued at the end of November 1999, and accepted by TXU Europe Group in December 1999. The supply price adjustments become effective April 1, 2000. TXU Europe Group's directly controlled tariffs will be reduced by an average of 7.1% from April 1, 2000 as required by the new controls, giving rise to an estimated reduction in annual revenues of approximately (Pounds)15 million ($24 million).

     In December 1999, following extensive consultation with the industry, the Director General of Electricity Supply published new proposals for generation licenses in order to promote fair competition in the generation and trading of electricity. The proposals seek to ensure that generators with positions of significant market power who are able to exert an upward influence on prices in the pool should ensure that their prices closely reflect their costs and that they do not take unfair advantage of any imperfections in the operation of the Pool. The Director General has proposed that these restrictions should cease one year after the introduction of the New Electricity Trading Arrangement
(NETA). TXU Europe has played an active part in these discussions and accepted the proposals on February 7, 2000. However, five generators rejected the proposals and the matter has been referred to the UK competition commission.
TXU Europe does not anticipate that these proposals will have a material adverse effect on revenues. The implementation of NETA, scheduled for introduction on October 1, 2000, is also likely to lead to a number of modifications to generation distribution, and retail electricity licenses.

     The rate charged by the networks business in the UK are regulated by a distribution price control formula. This formula is subject to periodic review and adjustments. Based on the current distribution price control formula, future increases in profit by the networks operations will depend upon unit growth and productivity improvements. In his draft proposals for the distribution price control review which were released in August 1999, adjusted in October 1999 and published in final form on December 2, 1999, the regulator proposed a substantial decrease in distribution prices charged by the networks business in its service territory. The final proposals for Eastern Electricity incorporated an initial reduction in allowed revenues for regulated units of 28% from April 1, 2000 with further annual reductions of 3% per year for the next four years, adjusted for inflation. The allowed revenues will be calculated from a formula to be provided by OFGEM in the near future. However, TXU Europe estimates that the effect on revenues will be a reduction of about (Pounds)73 million ($118 million) for the year ending December 31, 2000 and about (Pounds)100 million ($162 million) for the year ended December 31, 2001.

14.  COMMITMENTS AND CONTINGENCIES

     Clean Air Act -- The Federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on the sulfur dioxide emissions produced by generating units. TXU Electric's capital requirements have not been significantly affected by the requirements of the Clean Air Act.

     Purchased Power Contracts --TXU Electric and SESCO have entered into purchased power contracts to purchase power from utilities and non-utilities through the year 2005. These contracts provide for capacity payments subject to performance standards and energy payments based on the actual power taken under contract. Capacity payments under these contracts for the years ended December 31, 1999, 1998 and 1997 were $235 million, $247 million and $240 million, respectively.

     Assuming operating standards are achieved, future capacity payments under US Electric segment agreements are estimated as follows:
  Year
  ----
  2000..............................................       $210
  2001..............................................        210
  2002..............................................        131
  2003..............................................         77
  2004..............................................         38
  Thereafter........................................         29
                                                           ----
     Total capacity payments........................       $695
                                                           ====

     TXU Europe Energy Trading has various contracts for which capacity payments are required. Under the terms of these contracts, TXU Europe Energy Trading will pay annual capacity fees of $348 million for 2000, $371 million for 2001, $376 million for 2002, $402 million for 2003, $402 million for 2004 and $2.4 billion thereafter. In addition, TXU Europe Group will provide a (Pounds)200 million ($324 million) guarantee (declining over time) representing approximately one year's capacity payment, with the counterparty providing a (Pounds)20 million ($32 million) guarantee.

     Coal Contracts -- In November 1998, TXU Europe Limited agreed to two coal purchase agreements with a supplier, supplementing the 12 million tons TXU Europe Limited had previously contracted to take from said supplier between 1998 and 2001. The first agreement is for 25 million tons in total between 1998 and 2003. The second agreement is for 21 million tons in total between 2003 and 2009. Total committed purchases under these contracts were approximately (Pounds)1.3 billion ($2.1 billion) at December 31, 1999.

     US Gas Purchase Contracts -- TXU Fuel Company and TXU Gas Distribution buy gas under long-term and short-term intrastate contracts in order to assure reliable supply to their customers. Many of these contracts require minimum purchases ("take-or-pay") of gas. TXU Gas Distribution has made accruals for payments that may be required for settlement of gas-purchase contract claims asserted or that are probable of assertion. TXU Gas Distribution continually evaluates its position relative to asserted and unasserted claims, above-market prices or future commitments. Based on estimated gas demand, which assumes normal weather conditions, requisite gas purchases of TXU Fuel, TXU Gas Distribution and TXU Europe Group are expected to substantially satisfy their purchase obligations for the year 2000 and thereafter.

     Europe Gas Take-or-Pay Contracts -- TXU Europe is party to various types of contracts for the purchase of gas. Almost all include "take-or-pay" obligations under which the buyer agrees to pay for a minimum quantity of gas in a year. In order to help meet the expected needs of its wholesale and retail customers, TXU Europe Limited has entered into a range of gas purchase contracts. At December 31, 1999 the commitments under long-term gas purchase contracts amounted to an estimated (Pounds)1.1 billion ($1.8 billion) covering periods up to 15 years forward. Management does not consider it likely, on the basis of TXU Europe's current expectations of demand from its customers that any material payments will become due for gas not taken.

     Leases -- Subsidiaries have entered into operating leases covering various facilities and properties including generating plants, combustion turbines, transportation, mining equipment, data processing equipment and office space. Certain of these leases contain renewal and purchase options and residual value guarantee. Lease costs charged to operating expense for the years ended December 31, 1999, 1998 and 1997 were $212 million, $243 million, $157 million, respectively.

     At December 31, 1999, future minimum lease payments under capital leases, together with the present value of such minimum lease payments, and future minimum lease commitments under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1999, were as follows:
                                                  Capital  Operating
Year                                              Leases    Leases
----                                              -------  ---------
2000............................................   $   89     $  117
2001............................................      753        124
2002............................................       36        112
2003............................................       34         95
2004............................................       32         89
Thereafter......................................      322        472
                                                   ------     ------
     Total future minimum lease payments........    1,266     $1,009
                                                              ======
Less amounts representing interest..............      231
                                                   ------
Present value of future minimum lease payments..    1,035
Less current portion............................       89
                                                   ------
Long-term capital lease obligation..............   $  946
                                                   ======

     Substantially all of the capital lease obligations relate to coal-fired power stations. Additional payments of approximately (Pounds)6 per megawatt hour (indexed from 1996 prices) linked to output levels from the stations are payable for the first seven years of their operations by Eastern Electricity (operations commenced in 1996). In accounting for the acquisition of TEG, a liability for the estimated probable additional payments linked to output levels for coal-fired generating stations was established. At December 31, 1999 and 1998, the balance of the liability of (Pounds)291 million ($471 million) and (Pounds)412 million ($682 million), respectively, is included with capital lease obligations.

     Financial Guarantees --TXU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $24 million at December 31, 1999, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TXU Electric is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TXU Electric, of $4 million annually for the years 2000 through 2003, and $7 million for 2004. Annual payments made by TXU Electric, net of amounts assumed by a third party under such contracts, for 1999, 1998 and 1997 were $4 million each year. In addition, TXU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TXU Electric has assigned to a municipality all
contract rights and obligations  of  TXU  Electric  in  connection   with   $53
million remaining principal amount of bonds at December 31, 1999, issued for similar purposes which had previously been guaranteed by TXU Electric. TXU Electric is, however, contingently liable in the unlikely event of default by the municipality.

     TXU Europe has guaranteed up to (Pounds)68 million ($110 million) at December 31, 1999 of certain liabilities that may be incurred and payable by the purchasers of its US and Australian coal business and US energy marketing operations sold in 1998 (Peabody Sale) with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the Powder River Coal Company Retirement Plan and the Peabody Coal UMWA Retirement Plan, subject to certain specified conditions.

   Nuclear Insurance -- With regard to liability coverage, the Price-Anderson Act (Act) provides financial protection for the public in the event of a significant nuclear power plant incident. The Act sets the statutory limit of public liability for a single nuclear incident currently at $9.5 billion and requires nuclear power plant operators to provide financial protection for this amount. As required, TXU Electric provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, TXU Electric has purchased $200 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of a major stock insurance company pool, Nuclear Energy Liability Insurance Association. The second layer of financial protection is provided under an industry-wide retrospective payment program called Secondary Financial Protection (SFP).

   Under the SFP, each operating licensed reactor in the US is subject to an assessment of up to $88 million, subject to increases for inflation every five years, in the event of a nuclear incident at any nuclear plant in the US. Assessments are limited to $10 million per operating licensed reactor per year per incident. All assessments under the SFP are subject to a 3% insurance premium tax which is not included in the amounts above.

   With respect to nuclear decontamination and property damage insurance, Nuclear Regulatory Commission (NRC) regulations require that nuclear plant license-holders maintain not less than $1.1 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. TXU Electric maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $4.0 billion, above which TXU Electric is self-insured. The primary layer of coverage of $500 million is provided by Nuclear Electric Insurance Limited (NEIL), a nuclear electric utility industry mutual insurance company. The remaining coverage includes premature decommissioning coverage and is provided by ANI in the amount of $500 million and additional insurance from NEIL in the amount of $3.0 billion. TXU Electric is subject to a maximum annual assessment from NEIL of $13.5 million in the event NEIL's losses under this type of insurance for major incidents at nuclear plants participating in these programs exceed the mutual's accumulated funds and reinsurance.

   TXU Electric maintains Extra Expense Insurance through NEIL to cover the additional costs of obtaining replacement power from another source if one or both of the units at Comanche Peak are out of service for more than twelve weeks as a result of covered direct physical damage. The coverage provides for weekly payments of $3.5 million for the first fifty-two weeks and $2.8 million for the next 110 weeks for each outage, respectively, after the initial twelve week-period. The total maximum coverage is $490 million per unit. The coverage amounts applicable to each unit will be reduced to 80% if both units are out of service at the same time as a result of the same accident. Under this coverage, TXU Electric is subject to a maximum annual assessment of $4 million per year.

   Nuclear Decommissioning and Disposal of Spent Fuel -- TXU Electric has established a reserve, charged to depreciation expense and included in accumulated depreciation, for the decommissioning of Comanche Peak, whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in external trust funds (included in other investments). At December 31, 1999, such reserve totaled $167 million, which includes an accrual of $18 million for the year ended December 31, 1999. As of December 31, 1999, the market value of deposits in the external trust for decommissioning of Comanche Peak was $244 million, including unrealized gains of $78 million. Any difference between the market value of the external trust fund and the decommissioning reserve, that represents unrealized gains or losses of the trust fund, is treated as a regulatory asset or a regulatory liability. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study completed during 1997 using the prompt dismantlement method and 1997 dollars, decommissioning costs for Comanche Peak Unit 1 and for Unit 2 and common facilities were estimated to be $271 million and $404 million, respectively.

   Decommissioning activities are projected to begin in 2030 for Comanche Peak Unit 1 and 2033 for Unit 2 and common facilities. TXU Electric is recovering decommissioning costs based upon a 1992 site-specific study through rates placed in effect under its January 1993 rate increase request. Actual decommissioning costs are expected to differ from estimates due to changes in the assumed dates of decommissioning activities, regulatory requirements, technology and costs of labor, materials and equipment. In addition, the marketable fixed income debt and equity securities in which assets of the external trust are invested are subject to interest rate and equity price sensitivity.

   TXU Electric has a contract with the United States Department of Energy (DOE) for the future disposal of spent nuclear fuel. The DOE has not begun
acceptance of spent nuclear fuel.   TXU Electric's onsite spent nuclear fuel
storage capability is sufficient to accommodate the operation of Comanche Peak through the year 2017, while fully maintaining the capability to off-load the core of one of the nuclear-fueled generating units. Additional approval from the NRC will be required to utilize this full storage capability. TXU Electric is currently pursuing options for utilizing a larger portion of the full storage capability, subject to approval by the NRC. TXU Electric is unable to predict what impact, if any, the DOE delay will have on TXU Electric's future operations. The disposal fee is at a cost to TXU Electric of one mill per kilowatt-hour of Comanche Peak net generation and is included in nuclear fuel expense.

   UK -- In February 1997, the official government representative of pensioners in the UK, the Pensions Ombudsman, made a final determination against the National Grid and its group trustees with respect to complaints by two pensioners in National Grid's section of the Electricity Supply Pension Scheme relating to the use of the pension fund surplus resulting from the March 31, 1992 actuarial valuation of the National Grid section to meet certain costs arising from the payment of pensions on early retirement upon reorganization or downsizing. These determinations were set aside by the High Court on June 10, 1997, and the arrangements made by National Grid and its group trustees in dealing with the surplus were confirmed. The two pensioners appealed this decision, and judgment has now been received. The judgment endorsed the Pensions Ombudsman's determination that the corporation was not entitled to unilaterally deal with any surplus. National Grid has made an appeal to the House of Lords, although the case is not likely to be heard until the fourth quarter of 2000. If a similar complaint were to be made against TXU Europe Group in relation to its use of actuarial surplus in its section of the Electricity Supply Pension Scheme, it would vigorously defend the action, ultimately through the courts. However, if a determination were finally to be made against it and upheld in the courts, TXU Europe Group could have a potential liability to repay to its section of the Electricity Supply Pension Scheme an amount estimated by TXU Europe Group to be up to (Pounds)45 million ($73 million), exclusive of any future applicable interest charges.

   On January 25, 1999, the Hindustan Development Corporation issued proceedings in the Arbitral Tribunal in Delhi, India against TEG claiming damages of $413 million for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. TXU Europe Limited is vigorously defending this claim.

   In November 1998, five complaints were filed in the High Court of Justice in London, Queens Bench Division, Commercial Court, against subsidiaries of TXU Europe Group by five of their former sales agencies. The agencies claim a total (Pounds)104 million ($168 million) arising from the summary termination for the claimed fundamental breach of their respective contracts in April 1998. The five agencies are claiming damages for failure to give reasonable notice and for compensation under the UK Commercial Agents Regulations 1994. These actions are all being defended strenuously, and counterclaims have been filed. TXU Europe Group cannot predict the outcome of these claims and counterclaims.

   In August 1998, the Gracy Fund, L.P. (Gracy Fund) filed suit in the United States District Court for the Northern District of Texas against EEX Corporation, formerly Enserch Exploration, Inc., TXU Corp., David W. Biegler, Gary J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The Gracy Fund sought to represent a class of certain purchasers of the common stock of ENSERCH Corporation (now TXU Gas) and EEX based upon claims of various violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Also in August 1998, Stan C. Thorne (Thorne) filed suit in the United States District Court for the Southern District of Texas against EEX, TXU Gas, DeGolyer & MacNaughton, David W. Biegler, Gary J. Junco, Fredrick S. Addy and B.
K. Irani and sought to represent a certain class of purchasers of common stock
of EEX.    In December 1998, the United States District Court for the Northern
District of Texas issued an Order consolidating the Gracy Fund and the Thorne suits (Consolidated Action). In January 1999, the Gracy Fund et al. filed an amended class action complaint in the Consolidated Action against EEX, TXU Gas, David W. Biegler, Gary J. Junco, Thomas Hamilton, J. Philip McCormick, Fredrick
S. Addy and B. K. Irani. TXU Corp. and Erle Nye were omitted as defendants pursuant to a tolling agreement. The individual named defendants are current or former officers and/or directors of EEX, and Mr. Biegler has been an officer and director of TXU Gas. The amended complaint alleges violations of provisions of the Securities Act and the Exchange Act. The plaintiff in the Consolidated Action represents a class of persons acquiring stock of ENSERCH Corporation and/or EEX between August 3, 1995 and August 5, 1997, inclusive. No amount of damages has been specified in the Consolidated Action. Defendants filed a joint motion to dismiss in March 1999, and discovery has been stayed pending a ruling on the motion to dismiss. TXU Gas is continuing to evaluate these claims and is unable at this time to predict the outcome of this proceeding, but intends to vigorously defend this suit.

   General -- In addition to the above, TXU Corp. and other subsidiaries are involved in various other legal and administrative proceedings which, in the opinion of each, should not have a material effect upon their financial position, results of operations or cash flows.

15.  SEGMENT INFORMATION

     TXU Corp.'s five reportable operating segments are strategic business units that offer different products and services or are geographically integrated. They are managed separately because each business requires different marketing strategies or is in a different geographic area.

     (1) US Electric - operations involving the generation, purchase, transmission, distribution and sale of electric energy primarily in the north central, eastern and western portions of Texas;

     (2) US Gas - operations involving the gathering, processing, transmission and distribution of natural gas and selling of natural gas liquids in Texas;

     (3) US Energy Marketing - operations involving purchasing and selling natural gas and electricity and providing risk management services for the energy industry throughout the US and parts of Canada;

     (4) Europe - operations involving the generation, purchase, distribution, marketing and sale of electricity and the purchase and sale of natural gas primarily in the UK, with additional energy interests throughout the rest of Europe;

     (5) Australia - operations involving the purchase, distribution, trading and retailing of electricity and natural gas primarily in the State of Victoria, Australia; and

     Other - non-segment operations consisting of telecommunications, retail energy services, international gas operations, power development and other energy development activities.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. TXU Corp. evaluates performance based on net income or loss. TXU Corp. accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

                                                          US
                                 US           US        Energy                                  All
                              Electric        Gas      Marketing      Europe    Australia      Other    Eliminations   Consolidated
                             ----------    --------    ---------    ---------    --------    ---------   -----------    ----------
Trade Revenues -
             1999..........     $ 6,263      $  838       $2,981      $ 6,090      $  682      $   264   $         --      $17,118
             1998..........       6,541         822        3,198        3,601         439          135             --       14,736
             1997..........       6,176         409          859           --         489           13             --        7,946

Affiliated Revenues -
             1999..........          --          39            2           --          --          338           (379)          --
             1998..........          --          42            1           --          --          337           (380)          --
             1997..........          --          19           --           --          --           --            (19)          --

Depreciation and
 Amortization (Including
    Goodwill Amortization) -
             1999..........         650          82            2          421          77           39             --        1,271
             1998..........         759          75            1          240          43           29             --        1,147
             1997..........         580          29            1           --          48            8             --          666

Equity in Earnings
 (Losses) of
     Unconsolidated
      Subsidiaries -
             1999..........          --          (1)          --           --          --          (14)            --          (15)
             1998..........          --          --           --            4          --          (23)            --          (19)
             1997..........          --          --           --           --          --          (27)            --          (27)

Interest Income -
             1999..........           3           1            1          102          --           90            (63)         134
             1998..........           3           1           --          106          --          114            (85)         139
             1997..........           6          --           --           --          --           47            (21)          32

Interest Expense and Other
 Charges -
             1999..........         518          79            3          563         131          325            (63)       1,556
             1998..........         580          78            2          447          59          300            (85)       1,381
             1997..........         648          35            2           --          73          115            (21)         852

Income Tax Expense
 (Benefit) -
             1999..........         358          (3)         (13)         153         (22)         (24)            --          449
             1998..........         486          (6)           3          119          25         (101)            --          526
             1997..........         408           5           (6)          --          20          (50)            --          377

Net Income (Loss) -
             1999..........         773           3          (25)         280           6          (52)            --          985
             1998..........         788         (32)           6          140          31         (193)            --          740
             1997..........         748          (2)         (12)          --          17          (91)            --          660

Investment in Equity
 Investees -
             1999..........          --           1           --           --          --           16             --           17
             1998..........          --           4           --           --          --          161             --          165
             1997..........          --           6           --           --          --          145             --          151

Total Assets -
             1999..........      18,854       2,778          922       14,266       2,999       14,340        (13,418)      40,741
             1998..........      19,028       2,776        1,362       14,332       1,432       13,479        (12,902)      39,507
             1997..........      19,544       2,533          577           --       1,436        9,242         (8,468)      24,864

Construction Expenditures -
             1999..........         562         153            1          624         171          121             --        1,632
             1998..........         501         185            2          341          63           76             --        1,168
             1997..........         450          56            1           --          49           27             --          583

16.  SUPPLEMENTARY FINANCIAL INFORMATION

     Sale of Receivables -- TXU Electric has facilities with financial institutions whereby it is entitled to sell and such financial institutions may purchase, on an ongoing basis, undivided interests in customer accounts receivable representing up to an aggregate of $500 million. TXU Gas has a similar facility for $100 million. TXU Europe has facilities with a third party whereby Eastern Electricity may sell up to (Pounds)300 million ($486 million) of its electricity receivables. Additional receivables are continually sold to replace those collected. At December 31, 1999 and 1998, accounts receivable of TXU Electric was reduced by $500 million and $450 million, respectively, and accounts receivable of TXU Gas were reduced by $100 million to reflect the sales of such receivables to financial institutions under such agreements. At December 31, 1999, accounts receivable of Eastern Electricity were reduced by (Pounds)224 million ($362 million) to reflect the sales of receivables under this program.

     Regulatory Assets and Liabilities --

                                                          December 31,
                                                         --------------
                                                          1999    1998
                                                         ------  ------
Regulatory Assets
Securities reacquisition costs.........................  $  433  $  434
Recoverable redirected depreciation....................     146      --
Rate case costs........................................      55      54
Litigation and settlement costs........................      73      73
Voluntary retirement/severance  program................     122     105
Recoverable deferred income taxes -- net...............   1,562   1,624
Other regulatory assets................................     114     101
                                                         ------  ------
    Total regulatory assets............................   2,505   2,391
                                                         ------  ------

Regulatory Liabilities
Liability to be applied to stranded generation assets..     189      --
ITC and protected excess deferred taxes................     392     420
Other regulatory liabilities...........................     101      81
Reserve for regulatory disallowances...................      73      73
                                                         ------  ------
    Total regulatory liabilities.......................     755     574
                                                         ------  ------

    Net regulatory assets..............................  $1,750  $1,817
                                                         ======  ======

     Restricted Cash -- At December 31, 1999, $660 million of the deposits classified with investments has been used to cash-collateralize existing future obligations of TXU Europe Group to certain banks in respect of the funding of the leases of three power stations, and $511 million is matched to lease obligations arising from a leasing arrangement on two other power stations.

     Supplemental cash flow information:

                                                                   Year Ended December 31
                                                                 ---------------------------
                                                                  1999      1998      1997
                                                                 -------  --------  --------
CASH PAYMENTS
     Interest (net of amounts capitalized).....................  $1,478   $ 1,206   $   700
     Income taxes..............................................     165       357       175
NON-CASH INVESTING AND FINANCING ACTIVITIES
     Acquisition of Westar/Kinetik Energy (1999), TEG (1998),
           TXU Gas and TXU Communications (1997):
           Fair value of assets acquired.......................  $  681   $10,414   $ 2,033
           Goodwill............................................     475     5,412     1,005
           Common stock issued, net of capitalized expenses....      --    (1,449)     (892)
           Loan notes payable..................................      (5)     (141)       --
           Liabilities assumed.................................    (118)   (8,437)   (2,125)
                                                                 ------   -------   -------
               Cash used.......................................   1,033     5,799        21
           Cash acquired.......................................     (20)   (3,265)      (26)
                                                                 ------   -------   -------
               Net cash used (provided)........................  $1,013   $ 2,534   $    (5)
                                                                 ======   =======   =======

     In December 1999, TXU Corp. sold its 20% ownership interest in the partnerships that operate PrimeCo for $357 million and recognized a pre-tax gain of $222 million, net of estimated selling costs of $7 million. Since the cash proceeds from the sale were not received until January 2000, this non-cash transaction has not been reflected within the 1999 Statements of Consolidated Cash Flows.

     Quarterly Information (unaudited) -- In the opinion of TXU Corp., the information below includes all adjustments (constituting only normal recurring accruals) necessary for a fair statement of such amounts. Quarterly results are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including rate changes, variations in maintenance and other operating expense patterns, and the charges for regulatory disallowances. Certain quarterly information has been reclassified to conform to the current year presentation.

                                                                                                         Basic
                                                                                                        Earnings
                                                                                Consolidated           Per Share of
                                     Operating Revenues  Operating Income        Net Income            Common Stock*
                                    -------------------- ----------------    ------------------     ------------------
Quarter Ended                           1999    1998      1999     1998        1999      1998         1999     1998
-------------                         -------  -------   ------  --------    --------  --------     --------  --------
March 31....................          $ 4,468  $ 2,500   $  613    $  426     $   182     $ 127        $0.65     $0.52
June 30.....................            3,729    3,236      521       474          99        83         0.35      0.33
September 30................            4,435    4,380      885       783         361       293         1.31      1.04
December 31.................            4,486    4,620      575       780         343 (1)   237         1.24      0.89
                                      -------  -------   ------  --------    --------   -------
                                      $17,118  $14,736   $2,594    $2,463     $   985     $ 740
                                      =======  =======   ======  ========    ========   =======

-----------------------------------------
* The sum of the quarters may not equal annual earnings per share due to rounding. Diluted earnings per share for the quarter ended March 31, 1998 was $0.51. All other quarters were not different from basic earnings per share.

(1) Includes a $222 million pre-tax ($145 million after-tax) gain from the sale of the 20% interest in PrimeCo.

17.  SUBSEQUENT EVENTS (Unaudited)

     In October 1999, TXU Electric filed a petition with the PUC for a financing order (Docket No. 21527) to securitize $1.65 billion of its generation-related regulatory assets and other qualified costs in accordance with the 1999 Restructuring Legislation. TXU Electric would issue transition bonds securitizing a component of future revenues. The proceeds received by TXU Electric are to be used solely for the purposes of retiring utility debt and equity. On March 1, 2000, the PUC rejected TXU Electric's request for securitization of the $1.65 billion and authorized securitization of only $357 million. TXU Electric believes this ruling is inconsistent with the 1999 Restructuring Legislation and announced that it will pursue an appeal to the Travis County, Texas District Court following the receipt of a final order evidencing such ruling from the PUC. TXU Electric expects that any difference between the $1.65 billion and the amount finally authorized will continue to be deferred until securitization of generation-related assets is addressed in 2002. TXU Electric is unable to predict the outcome of these proceedings.

     On December 15, 1999, TXU Europe commenced a 2.0 billion euro Euro Medium Term Note (EMTN) Program. Under the EMTN Program, TXU Europe may from time to time issue notes on a continuing basis to one or more dealers in a principal outstanding amount not exceeding 2.0 billion euros. As of December 31, 1999, no notes had been issued under this program. However, in March 2000, (Pounds)225 million ($364 million) of 7.25% Sterling Eurobonds due March 8, 2030, were issued. On the same day, an interest rate swap was entered into that converts the interest on the new Sterling Eurobond to a variable rate based on LIBOR for the first five years. The effective interest rate after the swap was 5.862%. Also in March 2000, TXU Europe issued $150 million of 9.75% Trust Originated Preferred Securities.

     From January 1, 2000 thru March 7, 2000, TXU Corp. repurchased approximately 12.4 million shares of its common stock for approximately $408 million.

     On March 13, 2000, TXU Europe (Espana) S.L., a subsidiary of TXU Europe, announced its intention to make a cash offer to acquire all of the shares of Hidroelectrica del Cantabrico, S.A. (Hidrocantabrico) that TXU Europe does not currently own. Hidrocantabrico is a vertically integrated Spanish energy company. The offer is subject to a number of conditions, including, among others, authorization by the CNMV, or Spanish Securities Exchange, approval by European Union competition authorities and TXU Europe acquiring sufficient shares such that it would hold at least 51% of Hidrocantabrico after the transaction is completed. The transaction is expected to close in the second quarter of 2000.

     TXU Europe's offer of 21.25 euros per share values the equity of Hidrocantabrico at 2.4 billion euros ($2.3 billion). If the offer becomes unconditional, TXU Europe intends to finance the acquisition through bank borrowings and the issuance of preferred securities to its parent company, TXU International Holdings. TXU International Holdings intends to fund the purchase of the TXU Europe preferred securities through bank borrowings guaranteed by TXU Corp.

     On March 13, 2000, TXU Corp. announced that it had entered into an agreement to acquire Fort Bend Communication Companies, Inc. (FBCC) based in Katy, Texas, near Houston, in a transaction that values the stock of FBCC at approximately $167 million. FBCC common and preferred stock will be exchanged for approximately $90 million of TXU Corp. common stock and approximately $77 million in cash, subject to certain adjustments. The transaction is expected to close in the second quarter of 2000.

     Following the closing of the FBCC transaction, TXU Corp. expects to facilitate the growth of its communications operations by contributing the assets of TXU Communications Company and FBCC into a joint venture. This transaction, if consummated, would enable TXU Corp. to retire debt and repurchase common stock in an aggregate amount of up to $1 billion.

                     TXU CORP. Exhibits to 1999 Form 10-K
                                  APPENDIX B

                   Previously Filed*
               ----------------------------
                   With
                   File              As
Exhibits          Number           Exhibit
--------       ------------       ---------
2                333-12391           2(a)         -   Amended and Restated Agreement and Plan of Merger, dated as of April 13,
                                                      1996, among TXU Corp., TXU Gas Company and TXU Holding Company.
3(a)             333-12391           4(a)         -   Restated Articles of Incorporation of TXU Corp.
3(b)             333-45657           4(b)         -   Bylaws, as amended, of TXU Corp.
3(c)             1-12833             1            -   Rights Agreement, dated as of February 19, 1999, between the
                 Form 8-A                             Company and The Bank of New York, which includes as
                 (filed February                      Exhibit A thereto the form of Statement of Resolution
                 26, 1999)                            Establishing the  Series A Preference Stock, Exhibit B thereto the form of a Right Certificate and Exhibit C thereto the Summary of
                                                      Rights to Purchase Series A Preference Stock.
4(a)             2-90185             4(a)         -   Mortgage and Deed of Trust, dated as of December 1, 1983, between
                                                      TXU Electric and Irving Trust Company (now The Bank of New York), Trustee.
4(a)(1)                                           -   Supplemental Indentures to Mortgage and Deed of Trust:

                                                                 Number               Dated
                                                                 ------               -----
                 2-90185             4(b)                        First             April 1, 1984
                 2-92738             4(a)-1                      Second            September 1, 1984
                 2-97185             4(a)-1                      Third             April 1, 1985
                 2-99940             4(a)-1                      Fourth            August 1, 1985
                 2-99940             4(a)-2                      Fifth             September 1, 1985
                 33-01774            4(a)-2                      Sixth             December 1, 1985
                 33-9583             4(a)-1                      Seventh           March 1, 1986
                 33-9583             4(a)-2                      Eighth            May 1, 1986
                 33-11376            4(a)-1                      Ninth             October 1, 1986
                 33-11376            4(a)-2                      Tenth             December 1, 1986
                 33-11376            4(a)-3                      Eleventh          December 1, 1986
                 33-14584            4(a)-1                      Twelfth           February 1, 1987
                 33-14584            4(a)-2                      Thirteenth        March 1, 1987
                 33-14584            4(a)-3                      Fourteenth        April 1, 1987
                 33-24089            4(a)-1                      Fifteenth         July 1, 1987
                 33-24089            4(a)-2                      Sixteenth         September 1, 1987
                 33-24089            4(a)-3                      Seventeenth       October 1, 1987
                 33-24089            4(a)-4                      Eighteenth        March 1, 1988
                 33-24089            4(a)-5                      Nineteenth        May 1, 1988
                 33-30141            4(a)-1                      Twentieth         September 1, 1988
                 33-30141            4(a)-2                      Twenty-first      November 1, 1988
                 33-30141            4(a)-3                      Twenty-second     January 1, 1989
                 33-35614            4(a)-1                      Twenty-third      August 1, 1989
                 33-35614            4(a)-2                      Twenty-fourth     November 1, 1989
                 33-35614            4(a)-3                      Twenty-fifth      December 1, 1989
                 33-35614            4(a)-4                      Twenty-six        February 1, 1990
                 33-39493            4(a)-1                      Twenty-seventh    September 1, 1990
                 33-39493            4(a)-2                      Twenty-eighth     October 1, 1990
                 33-39493            4(a)-3                      Twenty-ninth      October 1, 1990
                 33-39493            4(a)-4                      Thirtieth         March 1, 1991
                 33-45104            4(a)-1                      Thirty-first      May 1, 1991
                 33-45104            4(a)-2                      Thirty-second     July 1, 1991
                 33-46293            4(a)-1                      Thirty-third      February 1, 1992
                 33-49710            4(a)-1                      Thirty-fourth     April 1, 1992

                     Previously Filed*
               ----------------------------
                   With
                   File              As
Exhibits          Number           Exhibit
--------       ------------       ---------
                                                                 Number               Dated
                                                                 ------               -----
                 33-49710            4(a)-2                      Thirty-fifth      April 1, 1992
                 33-49710            4(a)-3                      Thirty-sixth      June 1, 1992
                 33-49710            4(a)-4                      Thirty-seventh    June 1, 1992
                 33-57576            4(a)-1                      Thirty-eighth     August 1, 1992
                 33-57576            4(a)-2                      Thirty-ninth      October 1, 1992
                 33-57576            4(a)-3                      Fortieth          November 1, 1992
                 33-57576            4(a)-4                      Forty-first       December 1, 1992
                 33-60528            4(a)-1                      Forty-second      March 1, 1993
                 33-64692            4(a)-1                      Forty-third       April 1, 1993
                 33-64692            4(a)-2                      Forty-fourth      April 1, 1993
                 33-64692            4(a)-3                      Forty-fifth       May 1, 1993
                 33-68100            4(a)-1                      Forty-sixth       July 1, 1993
                 33-68100            4(a)-3                      Forty-seventh     October 1, 1993
                 33-68100            4(a)-4                      Forty-eighth      November 1, 1993
                 33-68100            4(a)-5                      Forty-ninth       May 1, 1994
                 33-68100            4(a)-6                      Fiftieth....      May 1, 1994
                 33-68100            4(a)-7                      Fifty-first       August 1, 1994
                 0-11442            99                           Fifty-second      April 1, 1995
                 Form 10-Q
                 (Quarter ended
                 March 31, 1995)
                 0-11442            99                           Fifty-third       June 1, 1995
                 Form 10-Q
                 (Quarter ended
                 June 30, 1995)
                 0-11442             4                           Fifty-fourth      October 1, 1995
                 Form 8-K (Dated
                 September 26,
                 1995)
                 0-11442             4(a)                        Fifty-fifth       March 1, 1996
                 Form 10-Q
                 (Quarter ended
                 March 31, 1996)
                 0-11442             4(a)                        Fifty-sixth       September 1, 1996
                 Form 10-Q
                 (Quarter ended
                 September 30,
                 1996)
                 33-83976            4(g)                        Fifty-seventh     February 1, 1997
                 0-11442             4(b)                        Fifty -eighth     July 1, 1997
                 Form 10-Q
                 (Quarter ended
                 June 30, 1997)
4(b)                                              -   Agreement to furnish certain debt instruments.
4(c)             33-68104            4(b)-17      -   Deposit Agreement between TXU Electric and Chemical Bank,
                                                      dated as of August 4, 1993.
4(d)             0-11442             4(e)         -   Deposit Agreement between TXU Electric and Chemical Bank,
                 Form 10-K                            dated as of October 14, 1993.
                 (1993)
4(e)             0-11442             4(f)         -   Indenture (For Unsecured Subordinated Debt Securities
                 Form 10-K                            relating to Trust Securities), dated as of December 1, 1995,
                 (1995)                               between TXU Electric and The Bank of New York, as Trustee.


                   Previously Filed*
               ----------------------------
                   With
                   File              As
Exhibits          Number           Exhibit
--------       ------------       ---------
4(f)             0-11442             4(g)         -   Amended and Restated Trust Agreement, dated as of December
                 Form 10-K                            12, 1995 between TXU Electric, as Depositor, and The Bank of New York,
                 (1995)                               The Bank of New York (Delaware) and the Administrative
                                                      Trustees thereunder as trustees for TXU Electric Capital I.
4(g)             0-11442             4(h)         -   Guarantee Agreement with respect to TXU Electric Capital I,
                 Form 10-K                            dated  as  of  December  12,  1995,  between  TXU  Electric,  as
                 (1995)                               Guarantor, and The Bank of New York, as Trustee.
4(h)             0-11442             4(i)         -   Agreement as to Expenses and Liabilities, dated as of December
                 Form 10-K                            12, 1995, between TXU Electric and TXU Electric Capital I.
                 (1995)
4(i)             0-11442             4(j)         -   Officer's  Certificate, dated as of December 12, 1995,
                 Form 10-K                            establishing the terms of the Junior Subordinated Debentures
                 (1996)                               issued in connection with the preferred securities of TXU
                                                      Electric Capital I.
4(j)             0-11442             4(m)         -   Amended and Restated Trust Agreement, dated as of December 13, 1995,
                 Form 10-K                            between TXU Electric, as Depositor,  The Bank of New York, The Bank of New
                 (1995)                               York (Delaware), and the Administrative Trustees thereunder, as Trustees for TXU Electric Capital III.
4(k)             0-11442             4(n)         -   Guarantee Agreement with respect to TXU Electric Capital III,
                 Form 10-K                            dated as of December 13, 1995, between TXU Electric, as Guarantor, and The
                 (199%                                Bank of New York, as Trustee.
4(l)             0-11442             4(o)         -   Agreement as to Expenses and Liabilities, dated as of December 13, 1995,
                 Form 10-K                            between TXU Electric and TXU Electric Capital III.
                 (1995)
4(m)             0-11442             4(r)         -   Officer's Certificate, dated as of December 13, 1995, establishing the terms
                 Form 10-K                            of the Junior Subordinated Debentures issued in connection with the
                 (1996)                               preferred securities of TXU Electric Capital III.
4(n)             0-11442             4(s)         -   Amended and Restated Trust Agreement, dated as of January 30, 1997, between
                 Form 10-K                            TXU Electric, as Depositor, and The Bank of New York (Delaware), and the
                 (1996)                               Administrative Trustee as thereunder, as Trustees for TXU Electric Capital IV.
4(o)             0-11442             4(t)         -   Guarantee Agreement with respect to TXU Electric Capital IV, dated as of
                 Form 10-K                            January 30, 1997, between TXU Electric, as Guarantor and The Bank of New York,
                 (1996)                               as Trustee.
4(p)             0-11442             4(u)         -   Agreement as to Expenses and Liabilities, dated as of January 30, 1997,
                 Form 10-K                            between TXU Electric and TXU Electric Capital IV.
                 (1996)
4(q)             0-11442             4(v)         -   Officer's Certificate, dated as of January 30, 1997, establishing the terms of
                 Form 10-K                            the Junior Surbordinated Debentures issued in connection with preferred
                 (1996)                               securities of TXU Electric Capital IV.


                  Previously Filed*
             ---------------------------
              With
              File                 As
Exhibits     Number              Exhibit
--------     ------              -------
4(r)         0-11442              4(w)      -  Amended and Restated Trust Agreement, dated as of January 30, 1997,
             Form 10-K                         between TXU Electric, as Depositor, and The Bank of New York
             (1996)                            (Delaware), and the Administrative Trustee thereunder.

4(s)         0-11442              4(x)      -  Guarantee Agreement with respect to TXU Electric Capital V, dated as
             From 10-K                         of January 30, 1997, between TXU Electric, as Guarantor, and The
             (1996)                            Bank of New York, as Trustee.
4(t)         0-11442              4(y)      -  Agreement as to Expenses and Liabilities, dated as of January 30,
             (1996)                            1997, between TXU Electric and TXU Electric Capital V.
4(u)         0-11442              4(z)      -  Officer's Certificate, dated as of January 30, 1997, establishing
             (1996)                            the terms of the Junior Subordinated Debentures issued in
                                               connection with the preferred securities of TXU Electric Capital  V.
4(v)         333-45999            4(a)      -  Indenture, dated October 1, 1997, relating to TXU Corp.'s 6.20% Series A
                                               Senior Notes and 6.20% Series A Exchange Notes (together, Series A Notes).
4(w)         333-45999            4(e)      -  Officers' Certificate establishing Series A Notes.
4(x)         333-45999            4(b)      -  Indenture, dated October 1, 1997, relating to TXU Corp.'s 6.375% Series B Senior
                                               Notes and 6.375% Series B Exchange Notes (together, Series B Notes).
4(y)         333-45999            4(f)      -  Officer's Certificate establishing Series B Notes.
4(z)         0-12833              4(ff)     -  Indenture,  dated January 1, 1998, relating to TXU Corp.'s 6.375% Series C Senior
             Form 10-K                         Notes and 6.375% Series C Exchange Notes (together, Series C Notes).
             (1997)
4(aa)        0-12833              4(hh)     -  Officers' Certificate establishing Series C Notes.
             Form 10-K
             (1997)
4(bb)        0-11442              4(a)      -  Indenture (For Unsecured Debt Securities), dated as of August 1, 1997, between
             Form 10-Q                         TXU Electric and The Bank of New York.
             (Quarter ended
             Sept. 30, 1997)
4(cc)        0-11442              4(b)      -  Officer's Certificate establishing the TXU Electric 7.17% Debentures due
             Form 10-Q                         August 1, 2007.
             (Quarter ended
             Sept. 30, 1997)
4(dd)        0-11422              99(a)     -  Officer's certificate establishing TXU Electric's Floating Rate debentures
             Form 10-Q                         due April 24, 2000.
             (Quarter ended
             March 31, 1998)
4(ee)        0-12833              4(kk)     -  Indenture (For Unsecured Debt Securities), dated as of January 1, 1998,
             Form 10-K                         between TXU Gas and The Bank of New York.
             (1997)
4(ff)        0-12833              4(ll)     -  Officer's Certificate establishing the TXU Gas 6 1/4% Series A Notes
             Form 10-K                         due January 1, 2003.
             (1997)
4(gg)        0-12833              4(mm)     -  Officer's Certificate establishing the TXU Gas Remarketed Reset Notes
             Form 10-K                         due January 1, 2008.
             (1997)
4(hh)        33-45688             4.2       -  Indenture, dated February 15, 1992, between TXU Gas Corporation and The First
                                               National Bank of Chicago.

                   Previously Filed*
             -----------------------------
               With
               File                 As
Exhibits      Number              Exhibit
--------     --------             -------
4(ii)        0-12833              4(oo)     -    TXU Gas 7% Note due 1999, dated August 18, 1992.
             Form 10-K
             (1997)
4(jj)        0-12833              4(qq)     -    TXU Gas 6-3/8% Note due 2004, dated February 1, 1994.
             Form 10-K
             (1997)
4(kk)        0-12833              4(rr)     -    TXU Gas 7-1/8% Note due 2005, dated June 6, 1995.
             Form 10-K
             (1997)
4(ll)        1-12833              4(a)      -    Remarketing Agreement, dated as of January 30, 1998 and
             Form 8-K                            form of Remarketing Agreement Supplement with respect to
             (filed August 28,                   TXU Gas Remarketed Reset Notes.
             1998)
4(mm)        1-12833              4(b)      -    Indenture, (For Unsecured Subordinated Debt Securities),
             Form 8-K                            dated as of June 1, 1998, between TXU Gas and The Bank
             (filed August 28,                   of New York, as Trustee.
             1998)
4(nn)        1-12833              4(c)      -    Officer's  Certificate, dated as of July 2, 1998, establishing
             Form 8-K                            the terms of the TXU Gas Floating Rate Junior Subordinated
             (filed August 28,                   Denbentures, issued in connection with the preferred securities TXU
             1998)                               Gas Capital I.
4(oo)        1-12833              4(d)      -    Amended and Restated Trust Agreement, dated as of July 2,
             Form 8-K                            1998, between TXU Gas,  as  Depositor, and The Bank of
             (filed August 28,                   New York, The   Bank   of  New  York  (Delaware),  and  the
             1998)                               Administrative trustees thereunder
4(pp)        1-12833              4(e)      -    Guarantee Agreement with respect to TXU Gas Capital I, dated as of July 2,
             Form 8-K                            1998, between TXU Gas, as Guarantor, and The Bank of New York, as Trustee.
             (filed August 28,
             1998)
4(qq)        1-12833              4(f)      -    Agreement as to Expenses and Liabilities, dated as of July 1,
             Form 8-K                            1998, between TXU Gas and TXU Gas Capital I.
             (filed August 28,
             1998)
4(rr)        1-12833              4(g)      -    Indenture (For Unsecured Debt Securities Series D and Series
             Form 8-K                            E), dated as of July 1, 1998, between Company and the Bank of
             (filed August 28,                   New York.
             1998)
4(ss)        1-12833              4(h)      -    Officers' Certificate, dated July 22, 1998 establishing the terms
             Form 8-K                            of the 6.37% Series D Senior Notes and the 6.50% Series E
             (filed August 28,                   Senior  Notes.
             1998)
4(tt)        1-12833              4(i)      -    Purchase Contract Agreement, dated as of July 1, 1998,
             Form 8-K                            between TXU Corp.  and  The  Bank  of  New  York  with
             (filed August 28,                   respect  to TXU Corp.'s issuance of Feline PRIDES.
             1998)
4(uu)        1-12833              4(j)      -    Pledge Agreement, dated as of July 1, 1998, among TXU
             Form 8-K                            Corp., The Chase Manhattan Bank and The Bank of New
             (filed August 28,                   York with respect to the Feline PRIDES.
             1998)

             Previously Filed*
             ---------------------------
              With
              File                 As
Exhibits     Number              Exhibit
--------     ------              -------
4(vv)        1-12833              4(a)      -    Indenture, (For Unsecured Subordinated Debt Securities),
             Form 8-K                            dated  as of December 1, 1998, between TXU Corp. and The
             (filed January 19,                  Bank of  New York, as Trustee.
             1999)
4(ww)        1-12833              4(b)      -    Officer's Certificate, dated as of December 30, 1998,
             Form 8-K                            establishing the terms of TXU Corp.'s 7 1/4% Junior
             (filed January 19,                  Subordinated Debentures, Series A issued in connection with the preferred securities of TXU Capital I.
4(xx)        1-12833              4(c)      -    Amended and Restated Trust Agreement, dated as of
             Form 8-K                            December 30, 1998, between TXU Corp., as Depositor, and
             (filed January 19,                  The Bank of New York, The Bank of New York (Delaware),
             1999)                               and the Administrative Trustees thereunder.
4(yy)        1-12833              4(d)      -    Guarantee Agreement with respect to TXU Capital I, dated
             Form 8-K                            as of December 30, 1998, between TXU Corp., as Guarantor,
             (filed January 19,                  and The Bank of New York, as Trustee.
             1999)
4(zz)        1-12833              4(e)      -    Agreement as to Expenses and Liabilities, dated as of
             Form 8-K                            December 30, 1998, between TXU Corp. and TXU Capital
             (filed January 19,                  I.
             1999)
4(aaa)       1-12833              4(a)      -    Indenture, (For Unsecured Debt Securities Series F), dated as
             Form 10-Q                           of October 1, 1998, between TXU Corp. and The Bank of
             (Quarter ended                      New York.
             September 30, 1998)
4(bbb)       1-12833              4(b)      -    Officer's Certificate establishing the terms of TXU Corp.'s
             Form 10-Q                           Mandatory Putable/Remarketable Securities (Series F Notes).
             (Quarter ended
             September 30, 1998)
4(ccc)       1-12833              4(c)      -    Remarketing Agreement relating to the Series F Notes.
             Form 10-Q
             (Quarter ended
             September 30, 1998)
4(ddd)       1-12833              4(d)      -    Indenture (For Unsecured Debt Securities Series G), dated as
             Form 10-Q                           of October  1, 1998, between TXU Corp. and The Bank of
             (Quarter ended                      New York.
             September 30, 1998)
4(eee)       1-12833              4(e)      -    Officer's Certificate establishing the terms of TXU
             Form 10-Q                           Corp.'s Floating Rate Senior Notes.
             (Quarter ended
             September 30, 1998)
4(fff)       333-8008 and         4.1       -    Indenture, dated as of October 16, 1997, among Energy Group
             333-8008-1                          Overseas B.V. (EGO), The Energy Group PLC and The Bank
                                                 of New York, as Trustee.
4(ggg)       333-8008 and         4.2       -    Form of 7.375% Series B Guaranteed note of EGO Due 2017.
             333-8008-1
4(hhh)       333-8008 and         4.3       -    Form of 7.500% Series B Guaranteed note of EGO Due 2027.
             333-8008-1
4(iii)                                      -    Officer's Certificate dated as of December 13, 1999 establishing the terms of TXU Corp.'s 8.70% Junior Subordinated
                                                 Debentures, Series B, issued in connection with the preferred securities of TXU Capital II.

             Previously Filed*
             ----------------------------
              With
              File                 As
Exhibits     Number              Exhibit
--------     ------              -------
4(jjj)                                      -    Amended and Restated Trust Agreement, dated as of December 13,
                                                 1999, between TXU Corp., as Depositor, and The Bank of New
                                                 York, The Bank of New York (Delaware), and the Administrative
                                                 Trustees thereunder.
4(kkk)                                      -    Guarantee Agreement with respect to TXU Capital II, dated as of
                                                 December 13, 1999, between TXU Corp., as Guarantor, and The
                                                 Bank of New York, as Trustee.
4(lll)                                      -    Agreement as to Expenses and Liabilities, dated as of December
                                                 13, 1999, between TXU Corp. and TXU Capital II.
4(mmm)       333-82307            4(a)      -    Indenture (For Unsecured Debt Securities) dated May 1, 1999,
             and 333-82037-1                     among TXU Eastern Funding Company (Funding), TXU Europe and the
                                                 Bank of New York.
4(nnn)       333-82307            4(b)      -    Officer's Certificate establishing 6.15% senior notes due May
             and 333-82307-1                     15, 2002 and 6.15% exchange senior notes due May 15, 2002, with the forms of notes attached thereto.
4(ooo)       333-82307            4(c)      -    Officer's Certificate establishing 6.45% senior notes due May
             and 333-82307-1                     15, 2005 and 6.45% exchange senior notes due May 15, 2005, with the forms of notes attached thereto.
4(ppp)       333-82307            4(d)      -    Officer's Certificate establishing 6.75% senior notes due May
             and 333-82307-1                     15, 2009 and 6.75% exchange senior notes due May 15, 2009, with the forms of notes attached thereto.
4(qqq)       333-82307            4(f)      -    Deposit Agreement with respect to the senior notes and the
             and 333-82307-1                     exchange senior notes.
4(rrr)                                      -    Amended and Restated Trust Agreement, dated as of March 2, 2000, among TXU Business Services Company, TXU Europe, TXU Europe
                                                 CP, Inc., and The Bank of New York, The Bank of New York
                                                 (Delaware), and the Administrative Trustees of TXU Europe
                                                 Capital I.
4(sss)                                      -    Amended and Restated Partnership Agreement of Limited
                                                 Partnership,  dated  as of March 2, 2000, of TXU Europe
                                                 Funding I., L.P.
4(ttt)                                      -    Preferred Trust Securities Guarantee, dated as of March 2, 2000, between TXU Europe and The Bank of New York.
4(uuu)                                      -    Preferred Partnership Securities Guarantee, dated as of March 2,
                                                 2000, between TXU Europe and The Bank of New York.
4(vvv)                                      -    Indenture (for Unsecured Subordinated Debt Securities), dated as of March 2, 2000, among Funding, TXU Europe and The Bank of
                                                 New York.
4(www)                                      -    Officer's certificate, dated as of March 2, 2000,  establishing the terms of the 9.75% Junior Subordinated Deferrable
                                                 Interest Debentures, Series A due March 2, 2020, in
                                                 connection with the preferred securities of Funding.
4(xxx)                                      -    Deposit Agreement, dated as of March 2, 2000, between the Bank of New York and Funding.
4(yyy)                                      -    Indenture (for Unsecured Subordinated Debt Securities), dated as of March 2, 2000, among TXU Europe Group, TXU Europe and The
                                                 Bank of New York.
4(zzz)                                      -    Officer's Certificate, dated as of March 2, 2000, establishing the terms of the 9.75% Junior Subordinated Deferrable
                                                 Interest Debentures, Series A due March 2, 2020, in
                                                 connection with the preferred securities of TXU Europe Group.
4(A)                                        -    Deposit Agreement, dated as of March 2, 2000, between The Bank of New York and TXU Europe Group PLC.

             Previously Filed*
             ---------------------------
              With
              File                 As
Exhibits     Number              Exhibit
--------     ------              -------
4(B)                                        -    Trust Deed relating to a (pound) 2,000,000 Euro Medium Term Note
                                                 Program (EMTN Program) between Funding, TXU Europe and the Law
                                                 Debenture Trust Corporation, dated December 15, 1999.
4(C)                                        -    Pricing supplement with respect to(pound)225,000,000 7.25 percent
                                                 Notes due 2030 issued pursuant to the EMTN program.
10(a)**      1-12833              10(a)     -    Deferred and Incentive Compensation Plan of the Texas Utilities
             Form 10-Q                           Company System, as restated effective August 1, 1997.
             (Quarter ended
             March 31, 1999)
10(b)**      1-12833              10(b)     -    Restated Salary Deferral Program of the Texas Utilities Company
             Form 10-Q                           System as restated effective April 1, 1998.
             (Quarter ended
             March 31, 1999)
10(c)**      1-12833              10(c)     -    Second Supplemental Retirement Plan for Employees of the
             Form 10-Q                           Texas Utilities Company System, as restated effective August 11, 1998.
             (Quarter ended
             March 31, 1999)
10(d)**      1-3591               10(d)     -    Deferred Compensation Plan for Outside Directors of TXU Corp.,
             Form 10-Q                           effective as of July 1, 1995.
             (Quarter ended
             June 30, 1995)
10(e)**      1-12833              10(e)     -    Long-Term Incentive Plan of the Texas Utilities Company
             Form 10-Q                           System, dated as of June 6, 1998.
             (Quarter ended
             March 31, 1999)
10(f)**      1-12833              10(c)     -    Split Dollar Life Insurance Program of the Texas Utilities
             Form 10-Q                           Company System, dated as of August 1, 1987.
             (Quarter ended
             March 31, 1999)
10(g)**      333-12391            10(f)     -    Employment Agreement between TXU Corp. and David W. Biegler.
10(h)**      1-3591               10(e)     -    Management Transition Agreement, dated as of May 19, 1995
             Form 10-Q                           between TXU Corp. and J.S. Farrington.
             (Quarter ended
             June 30, 1995)
10(i)**      1-12833              10(g)     -    Description of Compensatory Arrangement with Derek Bonham.
             Form 10-K
             (1998)
10(j)**      1-3183               10.8      -    TXU Gas Deferred Compensation Plan dated September 30, 1994
             Form 10-K                           and Amendment No. 1 thereto dated March 28, 1995, Amendment
             (1996)                              No. 2 dated January 1, 1996, Amendment No. 3 dated September 23, 1996,
                                                 Amendment No. 4 dated November 6, 1996 and Amendment No. 5 dated
                                                 February 18, 1997.
10(k)**      1-3183               10.9      -    TXU  Gas Deferred  Compensation  Trust  dated September 30, 1994,
             Form 10-K                           and Amendment No. 1 thereto effective January 1, 1996.
             (1996)
10(l)**      1-3183               10.10     -    TXU Gas Retirement Income Restoration Plan dated
             Form 10-K                           December  28,  1990  (RIRP),  and  Amendment  No. 1 thereto
             (1996)                              dated September 30, 1994, Amendment  No. 1-A dated February 13,
                                                 1996, and Amendment No. 2 effective January 1, 1996.
10(m)**      1-3183               10(g)     -    Amendments  3 and 4 dated May 5, 1997 and Amendment 5 dated
             Form 10-K                           August 1, 1997, to the RIRP.
             (1998)

             Previously Filed*
             ---------------------------
              With
              File                 As
Exhibits     Number              Exhibit
--------     ------              -------
10(n)**       1-3591              10(d)     -    Annual  Incentive  Plan  of  the Texas Utilities Company System.
              Form 10-Q
              (Quarter ended
              June 30, 1995)
10(o)         1-11668             10(a)     -    364 Day Second Amended and Restated Competitive Advance and
              Form 10-K                          Revolving Credit Facility Agreement, dated as of February 25, 2000
              (1999)                             among TXU Corp., TXU Electric, TXU Gas, Chase Bank of
                                                 Texas, National Association,  as Administrative Agent and
                                                 certain banks listed therein and The Chase Manhattan Bank, as
                                                 Competitive Advance Facility Agent (US Facility A).
10(p)        1-11668              10(b)     -    Five-Year Second Amended and Restated Competitive Advance Form 10-K
             Form 10-K                           and Revolving Credit Facility Agreement dated as of February 25, 2000
             (1999)                              among TXU Corp. TXU Electric, TXU Gas, The Chase Manhattan Bank, as Competitive
                                                 Advance Facility Agent and Chase Bank of Texas, National Association, as
                                                 Administrative Agent and certain banks listed therein (US Facility B).
10(q)        1-12833              10(a)     -    Facilities Agreement for Credit Facilities, dated March 4, 1999,
             Form 10-Q                           among TXU Europe Limited, TXU Finance (No. 2) Limited, TXU
             (Quarter ended                      Acquisitions Limited, Chase  Manhattan  plc, Lehman Brothers
             March 31, 1999)                     International (Europe) and Merrill Lynch Capital Corporation and
                                                 the other banks named therein.
12                                          -    Computation of Ratio of Earnings to Fixed Charges and to Fixed
                                                 Charges and Preferred Dividends.
21                                          -    Subsidiaries of TXU Corp.
23(a)                                       -    Consent of Counsel to TXU Corp.
23(b)                                       -    Consent of Deloitte & Touche LLP, Independent Auditors' for TXU Corp.
23(c)                                       -    Consent  of  PricewaterhouseCoopers, Independent Accountants
                                                 for TXU Europe Group.
27                                          -    Financial Data Schedule for TXU Corp.
99(a)         1-3591              28(b)     -    Agreement, dated  as of February 12, 1988, between TXU
              Form 10-K                          Electric and Texas Municipal Power Agency.
              (1987)
99(b)         33-55408            99(a)     -    Agreement, dated as of July 5, 1988, between TXU Electric and
                                                 Tex-La Electric Cooperative of Texas, Inc.
99(c)         33-23532            4(c)(i)   -    Trust Indenture, Security Agreement and Mortgage, dated as of December 1, 1987, as supplemented by Supplement No. 1 thereto dated as of May 1, 1988 among the Lessor,
                                                 TXU Electric and the Trustee.
99(d)         33-24089            4(c)-1    -    Supplement No. 2 to Trust Indenture, Security Agreement and
                                                 Mortgage, dated as of August 1, 1988.
99(e)         33-24089            4(e)-1    -    Supplement No. 3 to Trust Indenture, Security Agreement and
                                                 Mortgage, dated as of August 1, 1988.
99(f)         0-11442             99(c)     -    Supplement No. 4 to Trust Indenture, Security Agreement and
              Form 10-Q                          Mortgage, including form of Secured Facility Bond, 1993
              (Quarter ended                     Series.
              June 30, 1993)
99(g)         33-23532            4(d)      -    Lease Agreement, dated as of December 1, 1987 between the Lessor and TXU Electric as supplemented by Supplement No. 1 thereto dated as of May 20, 1988 between the Lessor and TXU Electric.
99(h)         33-24089            4(f)      -    Lease Agreement Supplement No. 2, dated as of August 18, 1988.
99(i)         33-24089            4(f)-1    -    Lease Agreement Supplement No. 3, dated as of August 25, 1988.

             Previously Filed*
             ---------------------------
              With
              File                  As
Exhibits     Number              Exhibit
--------     ------              -------
99(j)        33-63434             4(d)(iv)  -    Lease Agreement Supplement No. 4, dated as of December 1, 1988.
99(k)        33-63434             4(d)(v)   -    Lease Agreement Supplement No. 5, dated as of June 1, 1989.
99(l)        0-11442              99(d)     -    Lease Agreement Supplement No. 6, dated as of July 1, 1993.
             Form 10-Q
             (Quarter ended
             June 30, 1993)
99(m)        33-23532             4(e)      -    Participation Agreement dated as of December 1, 1987, as amended by a Consent to Amendment of the Participation Agreement,
                                                 dated as of May 20, 1988, each among the Lessor, the Trustee, the Owner Participant, certain banking institutions, Capcorp,
                                                 Inc. and TXU Electric.
99(n)        33-24089             4(g)      -    Consent to Amendment of the Participation Agreement, dated as of
                                                 August 18, 1988.
99(o)        33-24089             4(g)-1    -    Supplement No. 1 to the Participation Agreement, dated as of
                                                 August 18, 1988.
99(p)        33-24089             4(g)-2    -    Supplement No. 2 to the Participation Agreement, dated as of
                                                 August 18, 1988.
99(q)        33-63434             4(e)(v)   -    Supplement No. 3 to the Participation Agreement, dated as of
                                                 December 1, 1988.
99(r)        0-11442              99(e)     -    Supplement No. 4 to the Participation Agreement, dated as of
             Form 10-Q                           June 17, 1993.
             (Quarter ended
             June 30, 1993)
99(s)        0-11442              4(b)      -    Supplement No. 1, dated October 25, 1995, to Trust
             Form 10-Q                           Indenture, Security Agreement and Mortgage, dated as of
             (Quarter ended                      December 1, 1989, among the Owner Trustee, TXU Electric
             March 31, 1996)                     and the Indenture Trustee.
99(t)        0-11442              4(c)      -    Supplement No. 1, dated October 19, 1995, to Amended and Form
             10-Q                                Restated Participation Agreement, dated as of November 28,
             (Quarter ended                      1989, among the Owner Trustee, The First National Bank of
             March 31, 1996                      Chicago, As Original Indenture Trustee, the Indenture Trustee, the Owner
                                                 Participant, Mesquite Power Corporation and TXU Electric.
99(aa)       1-12833              99(a)     -    Facility Agreement for (pound) 250,000,000 Revolving  Credit
             Form 10-Q                           Facility, dated May 21, 1998, among Eastern Electricity plc,
             (Quarter ended                      and Chase Manhattan plc, Lehman Brothers International and
             September 30, 1998)                 Merrill Lynch Capital Corporation as Joint Lead Arrangers, and The Chase
                                                 Manhattan Bank, Lehman Commercial Paper Inc. and Merrill Lynch Capital
                                                 Corporation as Underwriters.
99(bb)       1-12833                        -    Syndicated Facilities Agreement, dated February 24, 1999, among
             (1998)                              TXU Australia Holdings (Partnership) Limited Partnership (the
             Form-K                              Partnership), certain of its Australia affiliates (Borrowers)
                                                 and The Bank of America National Trust and Savings Association, Deutsche
                                                 Australia Limited, National Australia Bank Limited, Toronto Dominion Australia
                                                 Limited and the other Banks named therein (Banks).
99(cc)       1-12833                        -    Security Trust Deed, dated February 24, 1999, among the
             (1998)                              Partnership, the Borrowers, TXU Corp. and the Banks.
             Form 10-K

             Previously Filed*
             ----------------------------
              With
              File                 As
Exhibits     Number               Exhibit
--------     ------               -------
99(dd)       1-14576              3.10      -    Deed of Assignment of Rents, dated as of October 28, 1996,
             Form 20-F                           among Eastern Merchant Properties Limited (EMPL), Eastern
             dated January 27,                   Group Finance Limited, Barclays Bank PLC (as agent)
             1997                                and the banks listed therein.
99(ee)       1-14576              3.11      -    Standby Credit Facility Agreement, dated as of October 28,
             Form 20-F,                          1996, among EMPL and Eastern Merchant Generation
             dated January 27,                   Limited (EMGL) (as borrowers), TXU Europe Group
             1997                                and TXU Europe Power Ltd. (TXU Europe Power) (as guarantors),
                                                 Eastern Electricity plc (EE), The Industrial Bank of Japan, Limited
                                                 (as arranger and agent), The Bank of Nova Scotia, the Dai-ichi Kangyo
                                                 Bank, Limited, The Royal Bank of Scotland plc and Societe Generale
                                                 (as co-arrangers), and the financial institutions listed
                                                 therein.
99(ff)       1-14576              3.12      -    Guarantee and Indemnity Deed, dated as of October 28, 1996,
             Form 20-F,                          among TXU Europe Group, TXU Europe Power, EE, Barclays
             dated January 27,                   Bank PLC, Barclays De Zoete Wedd Limited, and the other banks
             1997                                listed therein.
99(gg)       1-14576              3.13      -    Deferred Premium Settlement Deed, dated as of October 28,
             Form 20-F,                          1996 among EPML, EMGL, EE, The Industrial Bank of
             dated January 27,                   Japan, Limited (as arranger and agent) and the banks and the
             1997                                participants listed therein.
99(hh)       333-8008 and         4.1       -    Indenture, dated as of October 16, 1997, among Energy Group
             333-8008-1                          Overseas B.V. (EGO), The Energy Group PLC and The Bank
                                                 of New York, as Trustee.
99(ii)       333-8008 and         4.2       -    Form of 7.375% Series B Guaranteed notes of EGO Due 2017.
             333-8008-1
99(jj)       333-8008 and         4.3       -    Form of 7.500% Series B Guaranteed notes of EGO Due 2027.
             333-8008-1
99(kk)       333-82307            10(f)-2   -    Amendment dated July 17, 1998 to the Guarantee and Indemnity
             and 82307-1                         Deed, dated as of October 28, 1996, among Eastern Group, TXU
                                                 Europe Power, EE, Barclays De Zoete Wedd Limited, and the other banks listed therein.
99(ll)       333-82307            10(f)-3   -    Amendment dated March 11, 1999 to the Guarantee and Indemnity
             and 82307-1                         Deed, dated as of October 28, 1996 (as amended and restated on
                                                 July 17, 1998), among Eastern Group, TXU Europe Power, EE, Barclays
                                                 Bank PLC, Barclays De Zoete Wedd Limited, and the other banks listed therein.
99(mm)       333-82307            10(g)-1   -    Supplemental Agreement dated July 17, 1998 to the Standby
             and 82307-1                         Credit Facility dated October 28, 1996 among EMPL and EMGL (as borrowers), Eastern Group and TXU Europe Power (as guarantors), EE,
                                                 Barclays Capital and The Royal Bank of Scotland plc (as arrangers),
                                                 The Bank of Nova Scotia, Bayerische Landesbank Girozentrale, The Dai-Ichi
                                                 Kangyo Bank, Limited, Den Danske Bank Aktieselskab, Nationsbank, N.A.,
                                                 Royal Bank of Canada Europe Limited, The Toronto-Dominion Bank and
                                                 Westdeutsche Landesbank Girozentrale (as co-arrangers), The Royal Bank of Scotland plc (as agent), and the financial institutions listed therein (Supplemental Agreement).
99(nn)       333-82307            10(g)-2   -    Amendment dated March 11, 1999 to the Supplemental Agreement.
             and 82307-1
99(oo)       333-82307            10(h)     -    Pooling and Settlement Agreement dated 30 March 1990, as
             and 82307-1                         amended as of 15 April  1999, among EE, National Grid Company plc and other parties.

             Previously Filed*
             ----------------------------
              With
              File                  As
Exhibits     Number               Exhibit
--------     ------               -------
99(pp)       333-82307            10(i)     -    Master Connection and Use of System Agreement dated as
             and 82307-1                         of 30 March 1990 among the National Grid Company plc and its users
                                                 (including EE).
99(qq)       333-82307            10(j)     -    Lease of land and premises known as West Burton Ironbridge
             and 82307-1                         and Rugeley B Power Stations dated 27 June 1996 from National Power
                                                 PLC to EMPL and Eastern Group.
99(rr)       333-82307            10(k)     -    Sublease of land and premises known as West Burton, Iron bridge and
             and 82307-1                         Rugeley B Power Stations dated 27 June 1996 from National EMPL to EMGL and Eastern.
99(ss)       333-82307            10(l)     -    Lease of commercial premises at High Marnham, Newark,
             and 82307-1                         Nottinghamshire dated 2 July 1996 between PowerGen plc and EMPL.
99(tt)       333-82307            10(m)     -    Underlease of commercial premises at High Marnham, Newark,
             and 82307-1                         Nottinghamshire dated 2 July 1996 between EMPL and EMGL.
99(uu)       333-82307            10(n)     -    Lease of commercial premises at Drakelow, Burton-on-Trent
             and 82307-1                         Staffordshire dated 2 July 1996 between PowerGen plc and EMPL.
99(vv)       333-82307            10(n)     -    Underlease of commercial premises at Drakelow, Burton-on-
             and 82307-1                         Trent, Staffordshire dated 2 July 1996 between EMPL and EMGL.

-------------------------
*    Incorporated herein by reference.
** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.