Form 10-Q
period 2000-03-31
TEXAS UTILITIES CO /TX/
filed 2000-05-15
CIK 1023291

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                          --------------------------


                                   FORM 10-Q


         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                                   -- OR --


         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                          --------------------------


                                   TXU Corp.
                  (Formerly known as Texas Utilities Company)



    A Texas Corporation                           I.R.S. Employer Identification
Commission File Number 1-12833                           No. 75-2669310



           ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                (214) 812-4600



                          --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X        No
                                      --------      --------


Common Stock outstanding at May 10, 2000: 263,726,119 shares, without par value.

================================================================================

TABLE OF CONTENTS
--------------------------------------------------------------------------------

Part I. Financial Information                                                               Page
                                                                                            ----
        Item 1.  Financial Statements

                 Condensed Statements of Consolidated Income -

                 Three and Twelve Months Ended March 31, 2000 and 1999....................     3

                 Condensed Statements of Consolidated Comprehensive Income -
                 Three and Twelve Months Ended March 31, 2000 and 1999....................     4

                 Condensed Statements of Consolidated Cash Flows -

                 Three Months Ended March 31, 2000 and 1999...............................     5

                 Condensed Consolidated Balance Sheets -
                 March 31, 2000 and December 31, 1999.....................................     6

                 Notes to Financial Statements............................................     8

                 Independent Accountants' Report..........................................    17

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................................    18

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............    28

Part II. Other Information

        Item 5.  Other Information........................................................    28

        Item 6.  Exhibits and Reports on Form 8-K.........................................    28

Signature.................................................................................    29

                         PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements


                           TXU CORP. AND SUBSIDIARIES

                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME

                                  (Unaudited)


                                                                      Three Months Ended          Twelve Months Ended
                                                                          March 31,                    March  31,
                                                                     -------------------          -------------------

                                                                     2000           1999          2000           1999
                                                                     ----           ----          ----           ----
                                                                       Millions of Dollars, Except per Share Amounts

OPERATING REVENUES.........................................        $4,776         $4,468       $17,426        $16,704
                                                                   ------         ------       -------        -------
OPERATING EXPENSES
     Energy purchased for resale and fuel consumed.........         2,896          2,679         9,516          9,295
     Operation and maintenance.............................           785            727         3,370          2,869
     Depreciation and other amortization...................           264            245         1,099          1,095
     Goodwill amortization.................................            49             45           195            157
     Taxes other than income...............................           160            159           643            638
                                                                   ------         ------       -------        -------
           Total operating expenses........................         4,154          3,855        14,823         14,054
                                                                   ------         ------       -------        -------

OPERATING INCOME...........................................           622            613         2,603          2,650

OTHER INCOME (DEDUCTIONS) -- NET...........................            12             (6)          280             49
                                                                   ------         ------       -------        -------

INCOME BEFORE INTEREST, OTHER CHARGES
     AND INCOME TAXES......................................           634            607         2,883          2,699
                                                                   ------         ------       -------        -------

INTEREST INCOME............................................            36             32           138            163

INTEREST EXPENSE AND OTHER CHARGES
     Interest..............................................           361            353         1,464          1,449
     Distributions on mandatorily redeemable, preferred
         securities of subsidiary trusts, each holding
          solely
         junior subordinated debentures of the obligated
         company:
          TXU Corp. obligated..............................             7              5            20              5
          Subsidiary obligated.............................            20             19            79             76
     Preferred stock dividends of subsidiaries.............             4              4            14             15
     Allowance for borrowed funds used during construction
         and capitalized interest..........................            (2)            (3)           (9)            (9)
                                                                   ------         ------       -------        -------
          Total interest expense and other charges.........           390            378         1,568          1,536
                                                                   ------         ------       -------        -------

INCOME BEFORE INCOME TAXES.................................           280            261         1,453          1,326

INCOME TAX EXPENSE.........................................            87             79           457            531
                                                                   ------         ------       -------        -------

NET INCOME.................................................        $  193         $  182       $   996        $   795
                                                                   ======         ======       =======        =======

Average shares of common stock outstanding (millions)......           272            282           276            274

Per share of common stock:
     Basic earnings........................................         $0.71          $0.65         $3.60          $2.90
     Diluted earnings......................................         $0.71          $0.65         $3.60          $2.90
     Dividends declared....................................         $0.60         $0.575         $2.35          $2.25

See Notes to Financial Statements.

                          TXU CORP. AND SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                  (Unaudited)



                                                                    Three Months Ended           Twelve Months Ended
                                                                         March 31,                    March 31,
                                                                   --------------------        ---------------------
                                                                    2000           1999          2000           1999
                                                                   -----          -----        ------          -----
                                                                                     Millions of Dollars
NET INCOME................................................         $ 193          $ 182        $  996          $ 795
                                                                   -----          -----        ------          -----

OTHER COMPREHENSIVE INCOME (LOSS)  --
      Net change during period, net of tax effects:
      Foreign currency translation adjustments............           (78)           (85)          (39)          (176)
      Unrealized holding gains (losses) on investments....            50             --            84            (13)
      Minimum pension liability adjustments...............            --              1             1             (5)
                                                                   -----          -----        ------          -----
             Total........................................           (28)           (84)           46           (194)
                                                                   -----          -----        ------          -----

COMPREHENSIVE INCOME......................................         $ 165          $  98        $1,042          $ 601
                                                                   =====          =====        ======          =====


See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                  (Unaudited)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      ---------------------
                                                                                           2000       1999
                                                                                          -----    -------
                                                                                      Millions of Dollars

CASH FLOWS -- OPERATING ACTIVITIES
     Net income.....................................................................      $ 193    $   182
     Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation and amortization.................................................        352        339
          Deferred income taxes -- net..............................................        (42)        93
          Investment tax credits -- net.............................................         (6)        (6)
          Gains from the sale of assets.............................................        (13)        --
          Other.....................................................................         (1)        (1)
          Changes in operating assets and liabilities:
               Accounts receivable..................................................         41        106
               Inventories..........................................................         18         74
               Accounts payable.....................................................         65       (293)
               Interest and taxes accrued...........................................         94       (166)
               Other working capital................................................        (54)       106
               Over/(under) - recovered fuel revenue -- net of deferred taxes.......         20         40
               Energy marketing risk management assets and liabilities..............         45        (50)
               Other -- net.........................................................        (22)       (66)
                                                                                          -----    -------
                   Cash provided by operating activities............................        690        358
                                                                                          -----    -------

CASH FLOWS -- FINANCING ACTIVITIES
      Issuances of  securities:
         Acquisition and interim facilities.........................................         --        926
         Other long-term debt.......................................................        444      1,994
         Preferred securities of subsidiary trust of TXU Europe.....................        150         --
      Retirements/repurchases of securities:
          Acquisition and interim facilities........................................         --     (1,225)
          Other long-term debt/obligations..........................................       (622)      (408)
          Common stock..............................................................       (414)        --
      Change in notes payable:
          Commercial paper..........................................................        196        174
          Banks.....................................................................        (18)      (251)
      Common stock dividends paid...................................................       (162)      (143)
      Debt premium, discount, financing and reacquisition expenses..................        (11)       (24)
                                                                                          -----    -------
                  Cash provided by (used in) financing activities...................       (437)     1,043
                                                                                          -----    -------

CASH FLOWS -- INVESTING ACTIVITIES
     Acquisitions of businesses.....................................................         --     (1,013)
     Construction expenditures......................................................       (277)      (285)
     Nuclear fuel...................................................................         --        (19)
     Proceeds from sale of assets (net of current taxes)............................        296         --
     Other..........................................................................          2       (124)
                                                                                          -----    -------
                   Cash provided by (used in) investing activities..................         21     (1,441)
                                                                                          -----    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS........................         (4)        (6)
                                                                                          -----    -------

NET CHANGE IN CASH AND CASH EQUIVALENTS.............................................        270        (46)

CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE......................................        560        796
                                                                                          -----    -------

CASH AND CASH EQUIVALENTS -- ENDING BALANCE.........................................      $ 830    $   750
                                                                                          =====    =======

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                                                          March 31,
                                                                                                            2000        December 31,
                                                                                                         (Unaudited)        1999
                                                                                                         ----------     -----------
                                                                                                             Millions of Dollars
PROPERTY, PLANT AND EQUIPMENT
     United States (US):
           Electric....................................................................................     $23,703        $23,599
           Gas distribution and pipeline...............................................................       1,409          1,378
           Other.......................................................................................       1,043          1,004
                                                                                                            -------        -------
                Total..................................................................................      26,155         25,981
           Less accumulated depreciation...............................................................       8,361          8,159
                                                                                                            -------        -------
                Net of accumulated depreciation........................................................      17,794         17,822
           Construction work in progress...............................................................         350            314
           Nuclear fuel (net of accumulated amortization: 2000 -- $657; 1999 -- $635)..................         150            171
           Held for future use.........................................................................          22             24
           Reserve for regulatory disallowances........................................................        (836)          (836)
                                                                                                            -------        -------
                Net US property, plant and equipment...................................................      17,480         17,495

      Europe -- Electric and other (net of accumulated depreciation: 2000 -- $478; 1999 -- $424).......       4,319          4,394
      Australia -- Electric and gas distribution (net of accumulated depreciation: 2000 -- $198; 1999         1,634          1,751
       -- $196)........................................................................................     -------        -------
                Net property, plant and equipment......................................................      23,433         23,640
                                                                                                            -------        -------

INVESTMENTS
     Goodwill (net of accumulated amortization: 2000 -- $386; 1999 -- $345)............................       7,346          7,516
     Other investments.................................................................................       2,919          2,876
                                                                                                            -------        -------
               Total investments.......................................................................      10,265         10,392
                                                                                                            -------        -------

CURRENT ASSETS
     Cash and cash equivalents.........................................................................         830            560
     Accounts receivable (net of allowance for uncollectible accounts: 2000 -- $37; 1999 -- $50).......       1,440          1,492
     Inventories -- at average cost:
        Materials and supplies.........................................................................         253            261
        Fuel stock.....................................................................................         228            230
        Gas stored underground.........................................................................         119            131
     Energy marketing risk management assets...........................................................         571            619
     Other current assets..............................................................................         292            607
                                                                                                            -------        -------
              Total current assets.....................................................................       3,733          3,900
                                                                                                            -------        -------

OTHER ASSETS
      Regulatory assets................................................................................       1,747          1,750
      Long-term prepayments............................................................................         634            577
      Deferred debits..................................................................................         479            482
                                                                                                            -------        -------
              Total other assets.......................................................................       2,860          2,809
                                                                                                            -------        -------

                        Total..........................................................................     $40,291        $40,741
                                                                                                            =======        =======

  See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES



                                                                                          March 31,
                                                                                            2000         December 31,
                                                                                         (Unaudited)          1999
                                                                                         ----------      ------------
                                                                                              Millions of Dollars
CAPITALIZATION
      Common stock without par value:
           Authorized shares -- 1,000,000,000
           Outstanding shares -- 2000 -- 263,726,119 and 1999 -- 276,406,519...........     $ 6,481        $ 6,795
      Retained earnings................................................................       1,629          1,691
      Accumulated other comprehensive income (loss):
           Foreign currency translation adjustments....................................        (247)          (169)
           Unrealized holding gains on investments.....................................          71             21
           Minimum pension liability adjustments.......................................          (4)            (4)
                                                                                            -------        -------
                Total common stock equity..............................................       7,930          8,334
      Preferred stock of subsidiaries:
           Not subject to mandatory redemption.........................................         190            190
           Subject to mandatory redemption.............................................          21             21
      Preferred securities of subsidiary trust of TXU Europe...........................         150             --
      Mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated company:
                TXU Corp. obligated....................................................         368            368
                Subsidiary obligated...................................................         976            971
      Long-term debt, less amounts due currently.......................................      16,302         16,325
                                                                                            -------        -------
                Total capitalization...................................................      25,937         26,209
                                                                                            -------        -------

  CURRENT LIABILITIES
       Notes payable:
            Commercial paper...........................................................       2,085          1,903
            Banks......................................................................       1,321          1,385
       Long-term debt due currently....................................................       1,089          1,288
       Accounts payable................................................................       1,488          1,442
       Energy marketing risk management liabilities....................................         513            525
       Dividends declared..............................................................         168            172
       Taxes accrued...................................................................         587            474
       Interest accrued................................................................         230            310
       Other current liabilities.......................................................         758            898
                                                                                            -------        -------
                Total current liabilities..............................................       8,239          8,397
                                                                                            -------        -------

  DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
       Accumulated deferred income taxes...............................................       3,944          3,938
       Investment tax credits..........................................................         518            524
       Other deferred credits and noncurrent liabilities...............................       1,653          1,673
                                                                                            -------        -------
                Total deferred credits and other noncurrent liabilities................       6,115          6,135
                                                                                            -------        -------

  CONTINGENCIES (Note 6)



                     Total.............................................................     $40,291        $40,741
                                                                                            =======        =======

    See Notes to Financial Statements.

1.  BUSINESS AND ACQUISITIONS

    In May 2000, Texas Utilities Company changed its corporate name to TXU Corp. TXU Corp., a Texas corporation, is a holding company whose principal United States (US) operations are conducted through TXU Electric Company (TXU Electric), TXU Gas Company (TXU Gas) and TXU Energy Industries Company (TEI). TXU Corp.'s principal international operations are conducted through TXU International Holdings Limited (TXU International Holdings), which in turn indirectly owns TXU Europe Limited (TXU Europe) and TXU Australia Holdings (Partnership) Limited Partnership (TXU Australia). TXU Europe's operations in the United Kingdom (UK) and other parts of Europe are conducted through TXU Europe Group plc (TXU Europe Group) and its subsidiaries. TXU Australia's principal operating subsidiaries include TXU Electricity Limited, formerly known as Eastern Energy Limited (TXU Australia Electricity), and the gas operations of TXU Networks (Gas) Pty. Ltd., formerly known as Westar Pty. Ltd. (TXU Australia Gas Networks), and TXU Pty. Ltd., formerly known as Kinetik Energy Limited (TXU Australia Gas Retail).


    Through its subsidiaries, TXU Corp. engages in the generation, purchase, transmission, distribution and sale of electricity; the gathering, processing, transmission, distribution and sale of natural gas; energy services; and telecommunications and other businesses.


    In February 1999, TXU Australia acquired from the Government of Victoria, Australia, the gas retail business of Kinetik Energy Limited and the gas distribution operations of Westar Pty Ltd. (together, TXU Australia Gas). Since the acquisition of TXU Australia Gas was a purchase business combination for accounting purposes, no financial or other information is presented for periods prior to the date of acquisition. Consolidated pro forma income and earnings per share for the period ended March 31, 1999, assuming the acquisition of TXU Australia Gas had occurred at the beginning of that period, would not have differed significantly from reported results.


    In December 1999, TXU Europe Group and EDF London Investments plc, a subsidiary of Electricite de France, entered into an arrangement for the creation of an equally held joint venture company for the management, operation and maintenance of their subsidiaries' respective electricity distribution networks. On March 31, 2000, final approval was received from the Office of Gas and Electricity Markets covering England, Scotland and Wales (OFGEM). The new joint venture has been named "24seven" and began operations on April 7, 2000. 24seven serves over five million electricity customers in London and the eastern counties of England. Employees of the joint venturers' subsidiaries, Eastern Electricity plc (Eastern Electricity) and London Electricity plc, have been transferred to 24seven. The physical distribution system assets, as well as all operating licenses, will continue to be owned by Eastern Electricity and London Electricity plc, respectively.


    On March 13, 2000, TXU Europe (Espana) S.L., a subsidiary of TXU Europe, announced its intention to make a cash offer to acquire all of the shares of Hidroelectrica del Cantabrico, S.A. (Hidrocantabrico) that TXU Europe did not then own. On March 28, 2000, TXU Europe announced that it would not make an offer after a competing bid was made. On March 31, 2000, TXU Europe exercised warrants for 1.8 million shares, increasing its ownership to 6.6 percent. Since March 31, 2000, TXU Europe has acquired additional shares in Hidrocantabrico and currently indirectly holds, approximately 14% of the outstanding shares.


    On March 13, 2000, TXU Corp. entered into an agreement to acquire Fort Bend Communication Companies, Inc. (FBCC) based in Katy, Texas, near Houston. FBCC common and preferred stock will be acquired for approximately $175 million in cash, subject to certain adjustments. The transaction is expected to close in the second quarter of 2000.

    Following the closing of the FBCC transaction, TXU Corp. expects to facilitate the growth of its communications operations by contributing the assets of TXU Communications Company and FBCC into a joint venture. This transaction, if consummated, would enable TXU Corp. to reduce indebtedness by up to $1 billion.

    On May 4, 2000, TXU Australia was awarded a long-term lease by the government of South Australia to operate a 1,280-megawatt natural gas powered generating station. Funding for the $175 million project will come from internal sources and bank borrowings.

2.  SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation -- The condensed consolidated financial statements of TXU Corp. and its subsidiaries have been prepared on the same basis as those in its 1999 Form 10-K and, in the opinion of management, all adjustments (constituting only normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the condensed consolidated financial statements and tables in the notes, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

    The financial statements reflect regulatory assets and liabilities under cost-based rate regulation in accordance with Statement of Financial Accounting Standards (SFAS) No. 71. As a result of the electric utility restructuring legislation passed by the 1999 Texas Legislature (1999 Restructuring Legislation), the electricity generation portion of TXU Electric's business no longer meets the criteria to apply regulatory accounting principles. Accordingly, application of SFAS No. 71 to the generation portion of TXU Electric's business was discontinued as of June 30, 1999. TXU Electric's transmission and distribution (T&D) operations continue to meet the criteria for recognition of regulatory assets and liabilities.

    Earnings Per Share --Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the
period reported.   Diluted earnings per share include the effect of potential common shares resulting from the assumed exercise of all outstanding stock options and settlement of forward stock purchase agreements. The following table details the number of shares of common stock added to the average shares outstanding for the purpose of calculating diluted earnings per share.

                                      Three Months Ended    Twelve Months Ended
                                          March 31,                March 31,
                                      ------------------    -------------------
                                        2000      1999        2000       1999
                                        ----      ----        ----       ----
Shares of common stock (in thousands)    861       100         192        116

3.  SHORT-TERM FINANCING

    On April 20, 2000, the holders of approximately $340 million of TXU Electric's Floating Rate Debentures due April 24, 2000 agreed to extend the maturity date of those debentures to December 1, 2000. In connection with the extension, the quarterly interest rate calculation, based on LIBOR plus a margin, was changed. The interest rate through July 23, 2000 is 6.68%.

    Short-term Facilities -- In December 1999, TXU Europe Group borrowed approximately euro 306 million ($303 million) under a short-term facility that expires in June 2000. The amount outstanding at March 31, 2000 was euro 276 million ($265 million) with an annual interest rate of 3.99%.

    In March 2000, the Tranche A 364 - day revolving credit facility under the Sterling Credit Agreement expired, reducing the amount of borrowings allowable under the agreement. On May 4, 2000, TXU Europe negotiated a six-month (Pounds)200 million revolving credit facility with a commercial bank to serve as a replacement for the former Tranche A facility.

    Accounts Receivable -- TXU Europe has facilities with a commercial bank to provide financing through trade accounts receivable whereby Eastern Electricity may sell up to (Pounds)300 million of its electricity receivables and TXU Finance (No.2) Limited (TXU Finance), 90% owned by TXU Europe, may borrow up to an aggregate of (Pounds)275 million ($439 million), which is collateralized by future receivables of Eastern Electricity, through a short-term note issue arrangement. The program has an overall limit of (Pounds)550 million.

    Eastern Electricity continually sells additional receivables to replace those collected. At March 31, 2000, accounts receivable of Eastern Electricity of (Pounds)269 million ($429 million) had been sold under the program. Eastern Electricity and TXU Finance Limited had borrowed a further (Pounds)131 million ($209 million) collateralized by future receivables. These borrowings by Eastern Electricity and TXU Finance bear interest at an annual rate based on commercial paper rates plus 0.225%, which was 6.4% at March 31, 2000.

4.  CAPITALIZATION

    Common Stock -- During the three months ended March 31, 2000, TXU Corp. repurchased approximately 12.7 million shares of its common stock for $414 million. The cost of the repurchased shares, to the extent it exceeded the estimated amount received upon their original issuance, has been charged to retained earnings.

    Preferred Securities of Subsidiary Trust of TXU Europe -- On March 2, 2000, TXU Europe Capital I, a statutory business trust, established as a financing subsidiary for TXU Europe, issued to investors $150 million of 9 3/4% Trust
Originated Preferred Securities (Preferred Securities), in 6,000,000 units.   In
a series of related transactions, the proceeds from this issuance were invested in Preferred Partnership Securities issued by TXU Europe Funding I, L.P., a limited partnership of which TXU Europe is the general partner. TXU Europe Funding I, L.P. in turn, used those funds, along with a capital contribution of approximately $26 million from TXU Europe, to purchase junior subordinated debentures issued by TXU Eastern Funding Company and TXU Europe Group. The Preferred Securities have a liquidation preference of $25 per unit. The only assets of the trust are the Preferred Partnership Securities. The Preferred Securities are subject to mandatory redemption upon payment of the Preferred Partnership Securities which may be redeemed at the option of TXU Europe, in
whole, or in part, at any time on or after March 2, 2005.   The trust will use
distributions it receives on the Preferred Partnership Securities to make cash distributions on the Preferred Securities. TXU Europe has issued guarantees of the Preferred Securities, the Preferred Partnership Securities and the junior subordinated debentures held by TXU Europe Funding I, L.P.

    TXU Corp. or Subsidiary Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trusts, Each Holding Solely Junior Subordinated Debentures of TXU Corp. or Related Subsidiary (Trust Securities) -- At March 31, 2000 and December 31, 1999, the statutory business trust subsidiaries had Trust Securities outstanding, as follows:


                                                   Trust Securities                       Trust Assets        Maturity
                                   ------------------------------------------------  -----------------------  --------
                                        Units (000's)               Amount                   Amount
                                   -----------------------  -----------------------  -----------------------
                                   March 31,  December 31,  March 31,  December 31,  March 31,  December 31,
                                      2000       1999         2000        1999         2000        1999
                                      ----       ----         ----        ----         ----        ----
TXU Corp.
---------

TXU Capital I
    (7.25% Series)...............      9,200         9,200     $  223        $  223     $  237        $  237      2029
TXU Capital II
    (8.7% Series)................      6,000         6,000        145           145        155           155      2034
                                      ------        ------     ------        ------     ------        ------
Total TXU Corp...................     15,200        15,200        368           368        392           392
                                      ------        ------     ------        ------     ------        ------

TXU Electric
------------

TXU Electric Capital I
    (8.25% Series)...............      5,871         5,871        141           141        155           155      2030
TXU Electric Capital III
    (8.00% Series)...............      8,000         8,000        194           194        206           206      2035
TXU Electric Capital IV
   (Floating Rate Trust
   Securities)(a)................        100           100         98            97        103           103      2037
TXU Electric Capital V
  (8.175% Trust Securities)......        400           400        396           392        412           412      2037
                                      ------        ------     ------        ------     ------        ------
    Total TXU Electric...........     14,371        14,371        829           824        876           876
                                      ------        ------     ------        ------     ------        ------

TXU Gas
-------

TXU Gas Capital I
    (Floating Rate Trust
    Securities)(b)...............        150           150        147           147        155           155      2028
                                      ------        ------     ------        ------     ------        ------

    Total........................     29,721        29,721     $1,344        $1,339     $1,423        $1,423
                                      ======        ======     ======        ======     ======        ======

(a) Floating rate is determined quarterly based on LIBOR. A related interest rate swap, expiring 2002, effectively fixes the rate at 7.183%.

(b) Floating rate is determined quarterly based on LIBOR. Related interest rate swaps, expiring 2003, effectively fix the rates at 6.629% on $100 million and at 6.444% on $50 million.


      Each parent company owns the common trust securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of such trust's securities.

    Long-term Debt -- Europe --At March 31, 2000, TXU Europe and TXU Finance (No. 2 ) Limited had a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit Agreement). The Tranche A 364-day revolving credit facility expired, reducing the amount of borrowings allowable under the agreement. The amended Sterling Credit Agreement currently provides for borrowings of up to (Pounds)1.075 billion and has two facilities: a (Pounds)750 million term facility and a (Pounds)325 million revolving credit facility (Tranche B), both of which terminate on March 2, 2003. The Sterling Credit Agreement allows for borrowings in various currencies with interest rates based on the prevailing rates in effect in the countries in which the borrowings originate. As of March 31, 2000, (Pounds)750 million of borrowings were outstanding under the term facility at an interest rate of 6.89%. Outstanding Tranche B borrowings and weighted average interest rates in effect at March 31, 2000 consisted of (Pounds)46 million of Spanish pesetas at 4.54%, (Pounds)53 million of Norwegian kroner at 6.73% and (Pounds)55 million of euros at 4.37%.

    TXU Europe has a 2.0 billion Euro Medium Term Note (EMTN) Program. Under the EMTN Program, TXU Europe may from time to time issue notes on a continuing basis to one or more dealers which at any time may not exceed an aggregate principal amount outstanding of 2.0 billion euros. In March 2000, (Pounds)225 million ($355 million) of 7.25% Sterling Eurobonds due March 8, 2030, were issued. An interest rate swap is in place that converts the interest on the Sterling Eurobonds to a variable rate based on LIBOR for the first five years. The effective interest rate at March 31, 2000 after the swap was 5.78%.

    Australia -- On February 24, 2000, TXU Australia restructured its senior debt. The terms of all bank debt previously borrowed by TXU Australia and TXU Australia Electricity were renegotiated and maturity dates extended, so that all bank debt, aggregating approximately A$2.0 billion ($1.2 billion), now ranks equally as senior debt of TXU Australia.

5.  REGULATION AND RATES

    US -- In October 1999, TXU Electric filed a petition with the Public Utility Commission of Texas (PUC) for a financing order (Docket No. 21527) to permit the issuance by a special purpose entity of $1.65 billion of transition bonds secured by payments designed to enable TXU Electric to recover its generation-related regulatory assets and other qualified costs in accordance with the 1999 Restructuring Legislation. The proceeds received by TXU Electric are to be used solely for the purposes of retiring TXU Electric debt and equity. On May 1, 2000, the PUC signed a final order rejecting TXU Electric's request for the $1.65 billion and authorized only $363 million. TXU Electric believes this final order is inconsistent with the 1999 Restructuring Legislation and filed an appeal on May 2, 2000 with the Travis County, Texas, District Court. TXU Electric expects that any difference between the $1.65 billion and the amount finally authorized will continue to be deferred until securitization of generation-related assets is again addressed by the PUC, most likely in 2002. TXU Electric is unable to predict the outcome of these proceedings.


    Docket No. 21950 -- In January 2000, TXU Electric filed with the PUC its business separation plan as required by the 1999 Restructuring Legislation. The plan describes how TXU Electric proposes to separate, by September 1, 2000, the provision of competitive energy services from its regulated business activities, and how it proposes to unbundle its business by January 1, 2002 in accordance with the 1999 Restructuring Legislation. Only the T&D functions will continue to be regulated. An independent organization certified by the PUC will oversee transmission system planning and reliability in the State of Texas. Beginning January 1, 2002, retail electric customers in Texas will be able to select their electricity providers. The portion of this plan that describes how TXU Electric proposes to separate the provision of competitive energy services from its regulated business activities has been severed by the PUC from Docket No. 21950 and assigned Docket No. 21987. The remainder of Docket No. 21950 has been merged with Docket No. 22350 described below.

    Docket No. 22350 -- As required by the 1999 Restructuring Legislation, on March 31, 2000, TXU Electric filed its transition to competition plan with the PUC, which lays the foundation for retail competition to begin in the North Texas electricity market. Under the plan as filed, the generation business unit and the retail business unit of TXU Electric will become unregulated entities and will be allowed to compete for customers. The T&D business units of TXU Electric will be separated into regulated entities and will together represent the regulated part of the business. The filing also includes proposed T&D delivery rates to be charged to retail electric providers. In addition to the actual T&D charges for delivering electricity, these rates include nuclear decommissioning fund charges, system benefit fund charges, and stranded cost recovery charges. TXU Electric's stranded costs are estimated to be approximately $3.7 billion including the regulatory assets that were part of the Docket No. 21527 proceedings and amounts related to the remand of Docket No. 9300, addressed below. This estimate is subject to a future "true-up" in 2004. TXU Electric is unable to predict the outcome of these proceedings.

    Docket No. 9300 --The PUC's final order (Order) in connection with TXU Electric's January 1990 rate increase request (Docket No. 9300) was ultimately reviewed by the Texas Supreme Court. As a result, an aggregate of $909 million of disallowances with respect to TXU Electric's reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to TXU Electric's earnings, has been remanded to the District Court with instructions that it be remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC also was required to reevaluate the appropriate level of TXU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. In connection with the settlement of Docket No. 18490, proceedings in the remand of Docket No. 9300 had been stayed through December 31, 1999. In April 2000, TXU Electric requested that the District Court enter an order remanding Docket No. 9300 to the PUC. TXU Electric cannot predict the outcome of the reconsideration of the Order on remand by the PUC.

    TXU Gas Distribution employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate cases supporting $3 million in annualized revenue increases were pending in a number of cities as of March 31, 2000. Rate cases supporting annualized revenue increases of approximately $13 million have been filed subsequent to March 31, 2000. Three of the four cities in the Dallas Distribution System, including the City of Dallas, denied a rate increase. TXU Gas Distribution filed an appeal of the actions taken by those cities with the Railroad Commission of Texas on April 7, 2000 to seek $12.6 million in annualized revenue increases. A decision on this matter is expected in the fourth quarter of 2000. TXU Gas is unable to predict the outcome of the appeal.

6. CONTINGENCIES

   Legal Proceedings -- In February 1997, the official government representative of pensioners in the UK, the Pensions Ombudsman, made a final determination against the National Grid Company plc (National Grid) and its group trustees with respect to complaints by two pensioners in National Grid's section of the Electricity Supply Pension Scheme relating to the use of the pension fund surplus resulting from the March 31, 1992 actuarial valuation of the National Grid section to meet certain costs arising from the payment of pensions on early retirement upon reorganization or downsizing. These determinations were set aside by the High Court on June 10, 1997, and the arrangements made by National Grid and its group trustees in dealing with the surplus were confirmed. The two pensioners appealed this decision to the Court of Appeal and judgment was received. The judgment endorsed the Pensions Ombudsman's determination that the corporation was not entitled to unilaterally deal with any surplus. National Grid has made an appeal to the House of Lords, although the case is not likely to be heard until the fourth quarter of 2000. If a similar complaint were to be made against TXU Europe Group in relation to its use of actuarial surplus in its section of the Electricity Supply Pension Scheme, it would vigorously defend the action, ultimately through the courts. However, if a determination were finally to be made against it and upheld by the courts, TXU Europe Group could have a potential liability to repay to its section of the Electricity Supply Pension Scheme an amount estimated by TXU Europe Group to be up to (Pounds)45 million ($73 million), exclusive of any future applicable interest charges.

    On January 25, 1999, the Hindustan Development Corporation issued proceedings in the Arbitral Tribunal in Delhi, India against The Energy Group plc (TEG), now known as Energy Holdings (No. 3) Limited, claiming damages of (Pounds)255 million ($413 million) for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. TXU Europe is vigorously defending this claim and cannot predict the outcome of these proceedings.

    In November 1998, five complaints were filed in the High Court of Justice in London, Queens Bench Division, Commercial Court, against subsidiaries of TXU Europe Group by five of their former sales agencies. The agencies claim a total of (Pounds)104 million ($166 million) arising from the summary termination for the claimed fundamental breach of their respective contracts in April 1998. The five agencies are claiming damages for failure to give reasonable notice and for compensation under the UK Commercial Agents Regulations 1994. These actions are all being defended strenuously, and counterclaims have been filed. TXU Europe Group cannot predict the outcome of these claims and counterclaims.

    In August 1998, the Gracy Fund, L.P. (Gracy Fund) filed suit in the United States District Court for the Northern District of Texas against EEX Corporation
(EEX), formerly Enserch Exploration, Inc., TXU Corp., David W. Biegler, Gary J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The Gracy Fund sought to represent a class of certain purchasers of the common stock of ENSERCH Corporation (now TXU Gas) and EEX based upon claims of various violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Also in August 1998, Stan C. Thorne (Thorne) filed suit in the United States District Court for the Southern District of Texas against EEX, TXU Gas, DeGolyer & MacNaughton, David W. Biegler, Gary J. Junco, Fredrick S. Addy and B. K. Irani and sought to
represent a certain class of purchasers of common stock of EEX.    In December
1998, the United States District Court for the Northern District of Texas issued an Order consolidating the Gracy Fund and the Thorne suits (Consolidated Action). In January 1999, the Gracy Fund et al. filed an amended class action complaint in the Consolidated Action against EEX, TXU Gas, David W. Biegler, Gary J. Junco, Thomas Hamilton, J. Philip McCormick, Fredrick S. Addy and B. K. Irani. TXU Corp. and Erle Nye were omitted as defendants pursuant to a tolling agreement. The individual named defendants are current or former officers and/or directors of EEX, and Mr. Biegler has been an officer and director of TXU Gas. The amended complaint alleges violations of provisions of the Securities Act and the Exchange Act. The plaintiff in the Consolidated Action represents a class of persons acquiring stock of ENSERCH Corporation and/or EEX between August 3, 1995 and August 5, 1997, inclusive. No amount of damages has been specified in the Consolidated Action. Defendants filed a joint motion to dismiss in March 1999, and discovery has been stayed pending a ruling on the motion to dismiss. TXU Gas is continuing to evaluate these claims and is unable at this time to predict the outcome of this proceeding, but intends to vigorously defend this suit.

    Financial Guarantees --TXU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $24 million at March 31, 2000, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TXU Electric has assigned to a municipality all contract rights and obligations of TXU Electric in connection with $53 million remaining principal amount of bonds at March 31, 2000, issued for similar purposes which had previously been guaranteed by TXU Electric. TXU Electric is, however, contingently liable in the unlikely event of default by the municipality.

    TXU Europe Limited has guaranteed up to US$110 million ((Pounds)69 million) at March 31, 2000 of certain liabilities that may be incurred and payable by the purchasers of its former US and Australian coal business and US Energy marketing operations sold in 1998 (Peabody Sale) with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the Powder River Coal Company Retirement Plan and the Peabody Coal UMWA Retirement Plan, subject to certain specified conditions.

    General -- In addition to the above, TXU Corp. and its subsidiaries are involved in various other legal and administrative proceedings which, in the opinion of management, should not have a material effect upon TXU Corp.'s financial position, results of operations or cash flows.

7.  SEGMENT INFORMATION

    TXU Corp. has five reportable operating segments. In 2000, TXU Corp. renamed its US Energy Marketing Segment to US Energy and included its retail energy services and related businesses in that segment.

   (1) US Electric - operations involving the generation, purchase, transmission, distribution and sale of electric energy primarily in the north central, eastern and western portions of Texas;

   (2) US Gas - operations involving the gathering, processing, transmission and distribution of natural gas in Texas;

   (3) US Energy - operations involving purchasing and selling natural gas and electricity and providing risk management services for the energy industry throughout the US and parts of Canada, retail energy services and related businesses;

   (4) Europe - operations involving the generation, purchase, distribution, marketing and sale of electricity and the purchase and sale of natural gas primarily in the UK, with additional energy interests throughout the rest of Europe; and

   (5) Australia - operations involving the purchase, distribution, trading and retailing of electricity and retailing of natural gas and the storage of natural gas primarily in the State of Victoria, Australia.

                              Three Months Ended    Twelve Months Ended
                                  March 31,              March 31,
                             --------------------  ---------------------
                                 2000       1999        2000       1999
                               ------     ------     -------    -------
Trade Revenues -
   US Electric.............    $1,363     $1,296     $ 6,330    $ 6,493
   US Gas..................       324        292         860        773
   US Energy...............     1,039        810       3,301      3,349
   Europe..................     1,849      1,916       6,023      5,517
   Australia...............       148        120         710        450
   All Other...............        53         34         202        122
                               ------     ------     -------    -------
           Consolidated....    $4,776     $4,468     $17,426    $16,704
                               ======     ======     =======    =======

Affiliated Revenues -
   US Gas..................    $    8     $    7     $    41    $    39
   US Energy...............        (1)        --          (1)        --
   All Other...............        82         81         347        353
   Eliminations............       (89)       (88)       (387)      (392)
                               ------     ------     -------    -------
             Consolidated..  $    --    $     --   $     --    $     --
                             ========   ========   =========   ========

Net Income (Loss) -
   US Electric.............    $  145     $  103     $   815    $   757
   US Gas..................        30         18          16        (33)
   US Energy...............        (8)       (12)        (39)       (19)
   Europe..................        67        111         236        242
   Australia...............        11          5          12         26
   All Other...............       (52)       (43)        (44)      (178)
                               ------     ------     -------    -------
           Consolidated....    $  193     $  182     $   996    $   795
                               ======     ======     =======    =======


8.  RESTRUCTURING CHARGES

    As of March 31, 2000, TXU Europe has charged approximately $59 million ($42 million after tax) of restructuring charges to operating and maintenance expense. This $42 million includes asset writedowns, redundancy costs (severance benefits paid to staff under voluntary retirement programs and related pension benefits under established voluntary retirement programs to reduce manpower levels as a result of the creation of the 24seven joint venture and for certain other corporate staff reorganizations), and other exit costs. Redundancy costs of approximately $38 million (pretax) relate to voluntary termination benefits for 296 employees that have accepted voluntary benefits. In addition, $21 million of other restructuring charges, mainly consisting of asset writedowns, have been recorded. Further restructuring charges are expected to be incurred through the remainder of 2000.

INDEPENDENT ACCOUNTANTS' REPORT


TXU Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Corp. (formerly known as Texas Utilities Company) and subsidiaries as of March 31, 2000, and the related condensed statements of consolidated income and of comprehensive income for the three-month and twelve-month periods ended March 31, 2000 and 1999, and the condensed statements of consolidated cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of TXU Corp.'s management.


We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the Untied States of America, the consolidated balance sheet of TXU Corp. as of December 31, 1999, and the related statements of consolidated income, comprehensive income, cash flows and common stock equity for the year then ended (not presented herein); and in our report, dated February 16, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Dallas, Texas
May 15, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS AND ACQUISITIONS

    In May 2000, Texas Utilities Company changed its corporate name to TXU Corp. TXU Corp., a Texas corporation, is a holding company whose principal United States (US) operations are conducted through TXU Electric Company (TXU Electric), TXU Gas Company (TXU Gas), and TXU Energy Industries Company (TEI). TXU Corp.'s principal international operations are conducted through TXU International Holdings Limited (TXU International Holdings), which in turn indirectly owns TXU Europe Limited (TXU Europe), and TXU Australia Holdings (Partnership) Limited Partnership (TXU Australia). TXU Europe's operations in the United Kingdom (UK) and other parts of Europe are conducted through TXU Europe Group plc (TXU Europe Group) and its subsidiaries. TXU Australia's principal operating subsidiaries include TXU Electricity Limited, formerly known as Eastern Energy Limited (TXU Australia Electricity), and the gas operations of TXU Networks (Gas) Pty. Ltd., formerly known as Westar Pty. Ltd. (TXU Australia Gas Networks), and TXU Pty. Ltd., formerly known as Kinetik Energy Limited (TXU Australia Gas Retail).

    Through its subsidiaries, TXU Corp. engages in the generation, purchase, transmission, distribution and sale of electricity; the gathering, processing, transmission and distribution of natural gas; energy services; and telecommunications and other businesses.

    In October 1999, TXU Electric announced plans to sell six of its eighteen natural gas-fired electricity generating plants in Texas. Due to recent action by the Texas Natural Resource Conservation Commission, which would require emission reductions for TXU Electric power plants, TXU Electric has extended the bid process to allow prospective buyers time to evaluate this action. TXU Electric anticipates completion of the plant sales in 2001.

   Certain comparisons in this report have been affected by TXU Corp.'s or its subsidiaries' acquisitions of Westar Pty. Ltd. and Kinetik Energy Limited (together TXU Australia Gas) in Australia in February 1999 and The Energy Group PLC (TEG), the former holding company of TXU Europe Group, in May 1998.

   The following exchange rates have been used to convert foreign currency denominated amounts into US dollars:

                                                                  Income Statement
                                                                   (Average Rates)
                                                          ----------------------------------
                                      Balance Sheet         Three Months     Twelve Months
                                 -----------------------
                                 March 31,  December 31,  Ended March 31,   Ended March 31,
                                 ---------  ------------  ----------------  ----------------
                                      2000          1999     2000     1999     2000     1999
                                   -------       -------  -------  -------  -------  -------
UK pounds sterling ((Pounds))      $1.5959       $1.6165  $1.6063  $1.6337  $1.6146  $1.6537
Australian dollars (A$)            $0.6123       $0.6507  $0.6317  $0.6178  $0.6414  $0.6210

RESULTS OF OPERATIONS

OVERVIEW

Three Months Ended March 31, 2000
---------------------------------

    Net income for the first quarter of 2000 was $193 million ($.71 per share) compared with $182 million ($.65 per share) for the first quarter of 1999, a 6% increase. Results for the 2000 quarter were affected by non-recurring after-tax costs of $50 million, mostly restructuring charges associated with the implementation of the joint venture to operate TXU Europe's UK electric distribution network and that of London Electricity plc and other corporate reorganizations, as well as costs associated with the acquisition bid for Hidroelectrica del Cantabrico, S.A. (Hidrocantabrico). Excluding these non-recurring costs, earnings per share for the current first quarter were $.89 versus $.65 per share in the prior first quarter, a 37% increase.


    Earnings for the quarter reflect continued strong growth and cost controls in the US Electric segment. The US Gas segment continued to overcome reduced gas sales resulting from the mild winter weather through cost reduction programs and margin improvements. Excluding the non-recurring restructuring costs, TXU Europe provided an increased contribution in spite of lower generation prices. The US Energy segment, TXU Australia and telecommunications operations also provided increased contributions.

    Operating revenues for the first quarter of 2000 of $4.8 billion were 7% higher than the first quarter of 1999, primarily due to higher revenues from the US Energy segment. Energy purchased for resale and fuel consumed for the first quarter of 2000 were 8% greater than the prior year first quarter, the result of higher costs for the US Energy segment. Total operating expenses, excluding energy purchased for resale and fuel consumed, were 7% higher in the first quarter of 2000 than the same period of 1999, partially due to restructuring costs at TXU Europe and costs associated with the acquisition bid for Hidrocantabrico discussed above.

    Other income for the first quarter of 2000 includes a pre-tax gain of $13 million ($8 million after-tax) from the sale of TXU Australia's construction and engineering business, Enetech, in January 2000.

Twelve Months Ended March 31, 2000
----------------------------------

    Net income for the twelve months ended March 31, 2000 was $996 million ($3.60 per share) compared with $795 million ($2.90 per share) for the prior twelve-month period, an increase of 25%. Results for the 2000 period include the restructuring costs and bid-related costs at TXU Europe discussed above, a $222 million pre-tax ($145 million after tax) gain from the sale of TXU Corp.'s 20% ownership interest in the partnerships that operate PrimeCo Personal Communications LP (PrimeCo), a $52 million pre-tax charge ($31 million after-tax) for a fuel reconciliation settlement and non-recurring charges totaling $17 million after-tax in Australia primarily for integration and acquisition-related costs. Earnings for the twelve months ended March 31, 1999 included a non-recurring gain from TXU Europe's renegotiation of a long-term gas contract and non-recurring costs associated with the acquisition of TEG, which offset to add $7 million to net income for the period. Excluding these non-recurring items, net income for the twelve months ended March 31, 2000 was $949 million ($3.44 per share) compared with $789 million ($2.87 per share), a 20% increase.

    Earnings for the twelve months ended March 31, 2000 reflect continued strong results from the US Electric segment, a significant improvement in US Gas operations in spite of very mild winter weather and a full year of results from TXU Europe. Results from the US Energy segment were less than the prior twelve-month period due to lower margins.

    From January 1, 1998 through June 30, 1999, earnings in excess of TXU Electric's earnings cap were recorded as additional depreciation of nuclear production assets. Effective July 1, 1999, following the 1999 Restructuring Legislation, earnings in excess of the earnings cap were recorded as a reduction of revenues, with a corresponding regulatory liability recorded. Mitigation as a result of the earnings cap reduced net income by $86 million in the 2000 period and $143 million in the 1999 period.

    Additionally, from January 1, 1998 through June 30, 1999, depreciation expense was reclassified from transmission and distribution (T&D) to nuclear production assets. Effective July 1, 1999, following the 1999 Restructuring Legislation, T&D depreciation expense was no longer transferred to nuclear production assets; instead an amount equivalent to T&D depreciation was recorded as a regulatory asset, with an offsetting amount recorded as a regulatory liability. The regulatory asset will be amortized as it is recovered through the distribution portion of the business, while the regulatory liability will be applied against stranded generation assets. For the twelve months ended March 31, 2000, accelerated nuclear mitigation was $339 million, including $144 million to reduce earnings to the earnings cap, $47 million of depreciation expense reclassified from T&D to nuclear production assets and an amount equivalent to $148 million of T&D depreciation expense recorded as a regulatory asset. Since January 1998, regular nuclear depreciation and additional nuclear mitigation total approximately $1.4 billion.

    Excluding a $92 million reduction of revenues as a result of the earnings cap and the $52 million fuel reconciliation settlement, operating revenues for the 2000 twelve-month period were 5% higher than the prior twelve-month period of 1999 primarily due to the inclusion of TXU Europe and TXU Australia Gas for a full twelve months in the 2000 period compared with the period since acquisition in the 1999 period.

    Total operating expenses for the 2000 twelve-month period were 5% higher than the prior-year period. The increase was primarily due to the TXU Europe restructuring costs discussed above and the inclusion of TXU Europe and TXU Australia Gas for the full period in 2000, but only since their acquisition dates in the prior period.

    The overall effective income tax rate for the 2000 twelve-month period was 31% versus 40% for the prior-year period. The current twelve-month period benefited from the discontinuation of amortization of prior-period flow-through amounts and other tax-related regulatory assets and liabilities of TXU Electric as a result of the 1999 Restructuring Legislation, foreign tax credits and other tax benefits associated with non-US operations, and the reversal of a deferred tax asset valuation allowance as a result of a 1999 change in Internal Revenue Service regulations. Partially offsetting the favorable items was greater non-deductible goodwill amortization in the 2000 period as a result of acquisitions.

SEGMENTS


    Revenues and net income by operating segment are shown in Note 7 to Financial Statements.

US Electric
-----------

Segment Highlights

                                                  Three Months Ended    Twelve Months Ended
                                                      March 31,              March 31,
                                                 --------------------  ---------------------
                                                    2000       1999        2000       1999
                                                  -------    -------    --------   --------

Revenues (millions):
        Base rate..............................   $   951    $   913    $  4,485   $  4,530
        Transmission service...................        43         34         157        130
        Fuel...................................       354        333       1,761      1,767
        Fuel reconciliation settlement.........        --         --         (52)        --
        Earnings in excess of earnings cap.....        --         --         (92)        --
        Other..................................        15         16          71         66
                                                  -------    -------    --------   --------
             Total operating revenues..........   $ 1,363    $ 1,296    $  6,330   $  6,493
                                                  =======    =======    ========   ========
Electric energy sales (gigawatt-hours -- GWh)..    22,543     21,606     101,485    102,705
Degree days (% of normal):
      Cooling..................................       254%        57%        115%       129%
      Heating..................................        63%        75%         65%        81%

    Net income of $145 million for the three months ended March 31, 2000 was 41% higher than the same period of 1999. The improvement reflects higher revenues resulting primarily from customer growth and a 14% reduction in interest expense due to reacquisition of long-term debt and remarketing of certain debt to lower interest rates.

    Net income of $815 million for the twelve months ended March 31, 2000 increased approximately 8% from the twelve months ended March 31, 1999. Comparisons of net income were impacted by both a fuel reconciliation settlement that reduced net income in the 2000 period by $31 million and a rate settlement agreement that became effective in 1998 and was modified by the 1999 Restructuring Legislation, which reduced customer rates and introduced an earnings cap. The current twelve-month period reflects continued strong retail revenue growth and interest cost reductions, partially offset by the effects of milder winter weather on revenues.

US Gas
-------

Segment Highlights

                                                  Three Months Ended   Twelve Months Ended
                                                      March 31,             March 31,
                                                 --------------------  --------------------
                                                     2000       1999      2000       1999
                                                    ------     -----     ------    --------

Gas distribution:
      Sales volumes (billion cubic feet -Bcf)..         49        52        114         122
      Margin (millions)........................     $  122     $ 113     $  310    $    295
Pipeline transportation:
      Transportation volumes (Bcf).............        141       140        552         578
      Revenues (millions)......................     $   35     $  38     $  113    $    118
Gas processing:
      Sales  volumes (million barrels).........          2         2          6           7
      Average prices ($ per barrel)............      21.80      9.65      17.26       10.15
      Plant revenues (millions)................     $   29     $  15     $  100    $     61
Heating degree days (% of normal)..............         63%       75%        65%         81%


    For the three months ended March 31, 2000, the US Gas segment had net income of $30 million compared with net income of $18 million for the three months ended March 31, 1999. Improved results for the 2000 period were due to higher gas distribution and processing margins, despite milder winter weather, and cost reductions in gas distribution operations. Gas distribution margins for the first quarter of 2000 benefited from increased weather normalization adjustments and rate relief which more than offset the effects of lower volumes distributed. Gas processing margins improved as average natural gas liquids prices more than doubled between the 1999 and 2000 periods.

    For the twelve months ended March 31, 2000, the US Gas segment had net income of $16 million compared with a loss of $33 million for the twelve months ended March 31, 1999. Results for the 2000 twelve-month period reflect improved gas distribution margins for reasons mentioned above, higher gas processing margins due to the increase in the average natural gas liquids price, and cost reductions in gas distribution operations. The 2000 period also benefited from after-tax gains from the sale of assets of $8 million and the reversal of a deferred tax valuation allowance as a result of a 1999 change in Internal Revenue Service regulations.

US Energy
---------

Segment Highlights

                                  Three Months Ended  Twelve Months Ended
                                      March 31,            March 31,
                                  ------------------  -------------------
                                      2000      1999      2000       1999
                                     -----     -----     -----     ------

Trading and marketing volumes:
     Gas  (Bcf).................       320       351     1,071      1,215
     Electric (GWh).............     3,704     1,057     9,191     16,405

    The US Energy segment includes TXU Corp.'s US energy trading, retail energy services and related businesses.

    The US Energy segment had a net loss of $8 million for the three months ended March 31, 2000 compared with a net loss of $12 million for the three months ended March 31, 1999. Improved margins were partially offset by higher operating expenses in the first quarter of this year versus the first quarter of 1999.

    The US Energy segment had a net loss of $39 million for the twelve months ended March 31, 2000 compared with a net loss of $19 million for the twelve months ended March 31, 1999. Results for the twelve-month period ended March 31, 2000 were primarily impacted by lower gas trading and marketing margins and in part to costs related to developing middle and back office system infrastructure capabilities. The 2000 period benefitted from a $4 million pre-tax gain from the sale of certain commercial customer accounts.

Europe
------

Segment Highlights

                                         Three Months Ended  Twelve Months Ended
                                             March 31,            March 31,
                                        ------------------  --------------------
                                              2000     1999     2000     1999*
                                              ----     ----     ----     ----
Sales volumes:
    Electric (GWh)........................   8,163   10,443   34,144   33,728
    Gas (Bcf).............................      38       47      117      119
    Units distributed (GWh)...............   9,204    9,232   33,092   28,481
    Wholesale energy sales:
         Electricity (GWh)................  24,435   24,065   79,320   75,125
         Gas (Bcf)........................     186      113      520      261

Revenues (millions):
    Electric..............................  $  670   $  922   $2,781   $2,907
    Gas...................................     184      196      553      457
    Distribution..........................     189      189      657      583
    Wholesale energy sales................     844      707    2,305    1,905
    Intra-segment eliminations and other       (38)     (98)    (273)    (335)
                                            ------   ------   ------   ------
               Total......................  $1,849   $1,916   $6,023   $5,517
                                            ======   ======   ======   ======

 * For the period from acquisition (May 19, 1998) to March 31, 1999.

    For the three months ended March 31, 2000, the Europe segment had net income of $67 million compared with $111 million for the same period of 1999. The 2000 period was impacted by non-recurring after-tax costs of $50 million, primarily restructuring charges associated with the creation of the joint venture to operate TXU Europe's UK electric distribution network and that of London Electricity plc and other corporate reorganizations as well as costs associated with the offer for Hidrocantabrico. Excluding the non-recurring costs, net income for the three months ended March 31, 2000 was $117 million. See Note 8 to Financial Statements for further details concerning restructuring charges.

    For the twelve months ended March 31, 2000, the Europe segment had net income of $236 million, reflecting a full year of operations, compared with $242 million for the period from acquisition (May 19, 1998) to March 31, 1999. Excluding the non-recurring restructuring costs discussed above, net income for the twelve months ended March 31, 2000 was $286 million.

Australia
---------

Segment Highlights

                       Three Months Ended   Twelve Months Ended
                            March 31,            March 31,
                       -------------------  --------------------
                           2000      1999*       2000      1999*
                          -----     -----       -----     -----
Sales volumes:
     Electric (Gwh)..     1,343     1,298       5,554     5,310
     Gas (Bcf).......        14         3          62         3

Degree days:
      Cooling........       205       157         287       240
      Heating........        62        65       1,196     1,371

Revenues (millions):
     Electric.........     $ 88      $ 87        $366      $355
     Gas..............       33         8         155         8
     Other............       27        25         189        87
                           ----      ----        ----      ----
           Total......     $148      $120        $710      $450
                           ====      ====        ====      ====

*Includes results of TXU Australia Gas from date of acquisition of February 24, 1999.

    Net income for the quarter ended March 31, 2000 was $11 million compared with $5 million for the same period in 1999. Net income for the first quarter this year includes the results of TXU Australia Gas operations for the full three months, while the first quarter last year included their results from date of acquisition. The first quarter this year benefited from an after-tax gain of $8 million ($13 million pre-tax) from the sale of Enetech, the construction and engineering business of TXU Australia.

    Net income for the twelve months ended March 31, 2000 was $12 million compared with $26 million for the twelve months ended March 31, 1999. In addition to the items discussed above, the 2000 twelve-month period was affected by very mild winter weather and by non-recurring charges totaling $17 million after-tax primarily for integration and acquisition related costs.

Comprehensive Income
--------------------

   The losses from currency translation adjustments for all periods principally reflect movements in exchange rates between the US dollar and the UK pound sterling and the US dollar and Australian dollar. The net unrealized holding gains on investments are primarily related to market changes on investments of TXU Europe and TXU Communications Company.

FINANCIAL CONDITION

Liquidity and Capital Resources

    For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Corp.'s 1999 Form 10-K. Results for the three-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of TXU Corp. have occurred subsequent to year-end other than as disclosed in other reports of TXU Corp. or included herein.

    Cash Flows -- Cash flows provided by operating activities before changes in operating assets and liabilities for the three months ended March 31, 2000 were $483 million compared with $607 million for the comparable period in 1999. Changes in operating assets and liabilities for the three months ended March 31, 2000 provided $207 million, while $249 million of cash was used in the comparable period of 1999. Cash provided by operating activities in the 2000 period reflects improved earnings and working capital for TXU Europe and from energy marketing risk management activities, partially offset by a reduction in non-cash items.

    Cash flows provided by investing activities for the three months ended March 31, 2000 were $21 million compared with $1.4 billion used for the same period of 1999. The 2000 period benefited from the receipt of net proceeds of $296 million from TXU Corp.'s sale of its 20% ownership interest in the partnerships that operate PrimeCo, while the 1999 period included cash used of $1.0 billion for the TXU Australia Gas acquisition. Construction expenditures were $277 million for the current three-month period compared with $285 million for the comparable period in 1999.

    On March 13, 2000, TXU Europe (Espana) S.L., a subsidiary of TXU Europe, announced its intention to make a cash offer to acquire all of the shares of Hidrocantabrico that TXU Europe did not then own. On March 28, 2000, TXU Europe announced its intention to make its offer after a competing bid was made. On March 31, 2000, TXU Europe exercised warrants for 1.8 million shares in Hidrocantabrico, increasing its ownership to 6.6 percent. Since March 31, 2000, TXU Europe has acquired additional shares in Hidrocantabrico and currently indirectly holds, approximately 14% of the outstanding shares.

    On March 13, 2000, TXU Corp. entered into an agreement to acquire Fort Bend Communication Companies, Inc. (FBCC) based in Katy, Texas, near Houston. FBCC common and preferred stock will be acquired for approximately $175 million in cash, subject to certain adjustments. The transaction is expected to close in the second quarter of 2000.

    Following the closing of the FBCC transaction, TXU Corp. expects to facilitate the growth of its communications operations by contributing the assets of TXU Communications Company and FBCC into a joint venture. This transaction, if consummated, would enable TXU Corp. to reduce indebtedness by up to $1 billion.

    On May 4, 2000, TXU Australia was awarded a long-term lease by the government of South Australia to operate a 1,280-megawatt natural gas powered generating station. Funding for the $175 million project will come from internal sources and bank borrowings.

    TXU Corp. will pursue potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and will dispose of nonstrategic assets to allow redeployment of resources into faster growing opportunities in an effort to enhance the long-term return to its shareholders.

    Since January 1, 2000, TXU Corp. has repurchased approximately 12.7 million shares of its common stock for $414 million. The cost of the repurchased shares, to the extent it exceeded the estimated amount received upon their original issuance, has been charged to retained earnings.

    External funds of a permanent or long-term nature are obtained through the issuance of common stock, preferred stock, trust securities and long-term debt by TXU Corp. and subsidiaries. The capitalization ratios of TXU Corp. at March 31, 2000 consisted of approximately 63% long-term debt, 6% preferred securities of subsidiary trusts, 1% preferred stock and 30% common stock equity. Restricted cash of $1.2 billion pledged against TXU Europe lease obligations is included in other investments. Applying the cash pledged against related lease obligations, the capitalization ratios consisted of 61% long term debt, 6% preferred securities of subsidiary trusts, 1% preferred stock and 32% common stock equity.

    Issuances and Retirements -- During the three months ended March 31, 2000, TXU Corp. issued, redeemed, reacquired or made scheduled principal payments on acquisition facilities, other long-term debt and trust securities, as follows:

                                                  Issuances  Retirements
                                                  ---------  -----------
TXU Electric:
      First Mortgage Bonds......................  $     --          $ 82

TXU Europe:
      Euro Medium Term Notes....................        355           --
      Preferred Securities of Subsidiary Trust..        150           --
      Revolving Credit Facility (Tranche B).....         41          169
      Other.....................................         48          228

All Other Subsidiaries..........................         --          143
                                                       ----         ----
       Total....................................       $594         $622
                                                       ====         ====

    In March 2000, the Tranche A 364-day revolving credit facility under the Sterling Credit Agreement (as defined below) expired, reducing the amount of borrowings allowable under the agreement. The Eastern Electricity revolving credit agreement is also expected to be reduced to (Pounds)150 million ($239 million) later in 2000. TXU Europe is currently negotiating a six-month (Pounds)200 million ($319 million) revolving credit facility with a commercial bank to serve as a replacement for the former Tranche A facility.

    At March 31, 2000, TXU Corp., TXU Electric and TXU Gas had no borrowings outstanding or letters of credit drawn under the US Credit Agreements described in Note 4 of TXU Corp.'s 1999 Form 10-K. The US Credit Agreements primarily support commercial paper borrowings. At March 31, 2000, outstanding commercial paper borrowings supported by both facilities totaled $1.9 billion.

    No other substantive changes to financing arrangements have occurred subsequent to December 31, 1999. See Notes 3 and 4 to Financial Statements for further details concerning short-term financing and capitalization. Early redemptions of preferred stock and long-term debt may occur from time to time in amounts presently undetermined.

Regulation and Rates

    UK -- TXU Europe expects proposals with respect to utility regulation to be part of legislation that will be introduced in 2000. The implementation of the New Electricity Trading Arrangements (NETA), scheduled for introduction on October 1, 2000, is also likely to lead to a number of modifications to generation, distribution and retail electricity licenses including the replacement of the existing Public Electricity Supply License with separate Distribution and Supply licenses and revised license modification procedures. There can be no assurance regarding the potential impact of regulatory changes, if any, on TXU Europe.

    Electricity supply and distribution businesses in England and Wales are subject to price controls. In 1999, OFGEM issued proposals for a range of substantial net revenue reductions for the distribution businesses of all regional electricity companies in the UK. The final proposals for Eastern Electricity incorporated an initial reduction in allowed revenues for regulated units of 28% from April 1, 2000 with further annual reductions of 3% for the next four years, adjusted for inflation. TXU Europe and TXU Europe Group estimate that the effect on revenue will be a reduction of about (Pounds)73 million ($117 million) for the year ending December 31, 2000 and of about (Pounds)100 million ($160 million) for the year ending December 31, 2001. Also in 1999, OFGEM issued proposed price adjustments for the electricity supply businesses which became effective April 1, 2000. TXU Europe Group's directly controlled tariffs were reduced by an average of 7.1% from April 1, 2000 as required by the new controls, giving rise to an estimated reduction in annual revenues of approximately (Pounds)15 million ($24 million).

    Although TXU Corp. cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in the 1999 Form 10-K and this Form 10-Q, which might significantly alter its financial position, results of operations or cash flows. See Note 5 to Financial Statements.

CHANGES IN ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended, is effective for TXU Corp. beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. TXU Corp. is currently evaluating the impact the adoption of this standard will have on its financial position and results of operations.

FORWARD-LOOKING STATEMENTS

    This report and other presentations made by TXU Corp. contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Corp. believes that in making such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Corp.'s 1999 Form 10-K, as well as general industry trends; implementation of the Texas electricity deregulation legislation; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; and access to adequate transmission facilities to meet changing demands, among others, that could cause the actual results of TXU Corp. to differ materially from those projected in such forward-looking statements.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in TXU Corp.'s 1999 Form 10-K and is therefore not presented herein.

PART II.  OTHER INFORMATION

Item 5.   OTHER INFORMATION

        On May 12, 2000, the Annual Meeting of Shareholders was held and a resolution was passed that changed the name of Texas Utilities Company to TXU Corp.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K


 (a)   Exhibits filed as a part of Part II are:


   15 Letter from independent accountants as to unaudited interim financial information

   27  Financial Data Schedules


 (b)   Reports on Form 8-K filed since December 31, 1999:


       Date of Report      Item Reported
       --------------      -------------

       March 13, 2000      Item 5.  Other Events

       March 15, 2000      Item 5.  Other Events

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                    TXU CORP.



                                            By  /s/ Jerry W. Pinkerton
                                               ---------------------------

                                                   Jerry W. Pinkerton
                                                 Controller and Principal
                                                    Accounting Officer



Date:  May 15, 2000