Form 10-Q
period 2000-06-30
TXU CORP /TX/
filed 2000-08-10
CIK 1023291

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                    -- OR --

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-12833


                                    TXU CORP.



       A Texas Corporation                   I.R.S. Employer Identification
                                                   No. 75-2669310


            ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                 (214) 812-4600


                              ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No
                                                   ---      ---

COMMON STOCK OUTSTANDING AT AUGUST 8, 2000: 264,075,123 shares, without par value.





===============================================================================

TABLE OF CONTENTS
-------------------------------------------------------------------------------



                                                                                                           PAGE
                                                                                                           ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Statements of Consolidated Income -
                  Three and Six Months Ended June 30, 2000 and 1999..................................        3

                  Condensed Statements of Consolidated Comprehensive Income -
                  Three and Six Months Ended June 30, 2000 and 1999..................................        4

                  Condensed Statements of Consolidated Cash Flows -
                  Six Months Ended June 30, 2000 and 1999............................................        5

                  Condensed Consolidated Balance Sheets -
                  June 30, 2000 and December 31, 1999................................................        6

                  Notes to Financial Statements......................................................        8

                  Independent Accountants' Report....................................................       18

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS..........................................................       19

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................       28

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS..................................................................       29

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................       30

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................       30

SIGNATURE............................................................................................       31


                                           PART I. FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS

                                             TXU CORP. AND SUBSIDIARIES
                                    CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                                    (UNAUDITED)



                                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                 JUNE 30,                 JUNE 30,
                                                                         ---------------------     ---------------------
                                                                            2000         1999         2000         1999
                                                                            ----         ----         ----         ----
                                                                          MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS
OPERATING REVENUES ..................................................     $ 4,592      $ 3,729      $ 9,368      $ 8,197
                                                                          -------      -------      -------      -------

OPERATING EXPENSES
     Energy purchased for resale and fuel consumed ..................       2,902        1,989        5,798        4,668
     Operation and maintenance ......................................         658          706        1,443        1,433
     Depreciation and other amortization ............................         257          306          521          551
     Goodwill amortization ..........................................          48           49           97           94
     Taxes other than income ........................................         159          158          319          317
                                                                          -------      -------      -------      -------
           Total operating expenses .................................       4,024        3,208        8,178        7,063
                                                                          -------      -------      -------      -------

OPERATING INCOME ....................................................         568          521        1,190        1,134

OTHER INCOME (DEDUCTIONS)-- NET .....................................         121          (22)         133          (28)
                                                                          -------      -------      -------      -------

INCOME BEFORE INTEREST, OTHER
     CHARGES AND INCOME TAXES .......................................         689          499        1,323        1,106
                                                                          -------      -------      -------      -------

INTEREST INCOME .....................................................          31           30           67           62

INTEREST EXPENSE AND OTHER CHARGES
     Interest .......................................................         368          361          728          714
     Distributions on  mandatorily redeemable, preferred
          securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated company:
               TXU Corp. obligated ..................................           8            3           15            8
               Subsidiary obligated .................................          19           20           39           39
     Preferred stock dividends of subsidiaries ......................           3            3            7            7
     Distributions on preferred securities of subsidiary perpetual
           trust of TXU Europe ......................................           4            -            5            -
     Allowance for borrowed funds used during
           construction and capitalized interest ....................          (3)          (3)          (5)          (6)
                                                                          -------      -------      -------      -------
           Total interest expense and other charges .................         399          384          789          762
                                                                          -------      -------      -------      -------

INCOME BEFORE INCOME TAXES ..........................................         321          145          601          406

INCOME TAX EXPENSE ..................................................          94           46          181          125
                                                                          -------      -------      -------      -------

NET INCOME ..........................................................     $   227      $    99      $   420      $   281
                                                                          =======      =======      =======      =======

Average shares of common stock outstanding (millions) ...............         263          280          268          281

Per share of common stock:
     Basic earnings .................................................     $  0.87      $  0.35      $  1.57      $  1.00
     Diluted earnings ...............................................     $  0.87      $  0.35      $  1.57      $  1.00
     Dividends declared .............................................     $  0.60      $ 0.575      $  1.20      $  1.15




See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                 JUNE 30,                JUNE 30,
                                                           ------------------      ----------------
                                                            2000        1999        2000      1999
                                                            ----        ----        ----      ----
                                                                         MILLIONS OF DOLLARS
NET INCOME...........................................      $ 227        $  99      $ 420     $ 281
                                                           -----        -----      -----     -----
OTHER COMPREHENSIVE INCOME (LOSS) --
  Net change during period, net of tax effects:
    Foreign currency translation adjustments.........       (162)         (32)      (240)     (117)
    Unrealized holding gains on investments..........         11            3         61         3
    Minimum pension liability adjustments............         --           --         --         1
                                                           -----        -----      -----     -----
          Total......................................       (151)         (29)      (179)     (113)
                                                           -----        -----      -----     -----

COMPREHENSIVE INCOME.................................      $  76        $  70      $ 241     $ 168
                                                           =====        =====      =====     =====

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    --------------------
                                                                                     2000         1999
                                                                                    -------      -------
                                                                                    MILLIONS OF DOLLARS
CASH FLOWS - OPERATING ACTIVITIES
  Net income.....................................................................   $   420       $  281
  Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization ...............................................       697          741
    Deferred income taxes and investment tax credits - net ......................       (35)         115
    Gains from the sale of assets................................................      (119)           1
    Reduction of revenues for earnings in excess of earnings cap.................       100           --
    Other........................................................................       (35)          (2)
    Changes in operating assets and liabilities:
        Accounts receivable......................................................      (303)         743
        Inventories..............................................................        24           35
        Accounts payable.........................................................       394         (534)
        Interest and taxes accrued...............................................       (17)        (120)
        Other working capital ...................................................      (164)         180
        Over/(under)-recovered fuel revenue - net of deferred taxes..............       (81)         (38)
        Energy marketing risk management assets and liabilities..................         3         (207)
        Other - net..............................................................       (90)         (35)
                                                                                    -------      -------
              Cash provided by operating activities..............................       794        1,160
                                                                                    -------      -------

CASH FLOWS - FINANCING ACTIVITIES
  Issuances of securities:
    Acquisition and interim facilities...........................................        --          926
    Other long-term debt.........................................................       761        4,158
    Preferred securities of subsidiary perpetual trust of TXU Europe.............       150           --
    Preference stock.............................................................       300           --
    Common stock.................................................................         1           --
  Retirements/repurchases of securities:
    Acquisition and interim facilities...........................................        --       (1,225)
    Other long-term debt/obligations.............................................    (1,433)        (954)
    Common stock.................................................................      (414)         (64)
  Change in notes payable:
    Commercial paper.............................................................       528       (1,094)
    Banks........................................................................       338         (400)
  Common stock dividends paid....................................................      (321)        (316)
  Debt premium, discount, financing and reacquisition expenses...................       (20)         (55)
                                                                                    -------      -------
              Cash provided by (used in) financing activities....................      (110)         976
                                                                                    -------      -------

CASH FLOWS - INVESTING ACTIVITIES
  Construction expenditures......................................................      (615)        (717)
  Acquisitions of businesses ....................................................      (339)      (1,013)
  Proceeds from sale of assets...................................................       627            5
  Nuclear fuel ..................................................................       (38)         (45)
  Other..........................................................................      (211)        (151)
                                                                                    -------      -------
              Cash used in investing activities..................................      (576)      (1,921)
                                                                                    -------      -------

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS............................       (39)         (63)
                                                                                    -------      -------

NET CHANGE IN CASH AND CASH EQUIVALENTS..........................................        69          152

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE....................................       560          796
                                                                                    -------      -------

CASH AND CASH EQUIVALENTS - ENDING BALANCE.......................................   $   629      $   948
                                                                                    =======      =======

See Notes to Financial Statements.

                                                TXU CORP. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         ASSETS

                                                                                               JUNE 30,
                                                                                                 2000          DECEMBER 31,
                                                                                              (UNAUDITED)          1999
                                                                                              -----------      -----------
                                                                                                  MILLIONS OF DOLLARS
PROPERTY, PLANT AND EQUIPMENT
     United States (US):
           Electric...................................................................             $23,790        $23,599
           Gas distribution and pipeline..............................................               1,436          1,378
           Other......................................................................               1,002          1,004
                                                                                                ----------     ----------
                  Total...............................................................              26,228         25,981
           Less accumulated depreciation..............................................               8,494          8,159
                                                                                                ----------     ----------
                  Net of accumulated depreciation.....................................              17,734         17,822
           Construction work in progress..............................................                 429            314
           Nuclear fuel (net of accumulated amortization:  2000--$679; 1999--$635)....                 165            171
           Held for future use........................................................                  22             24
           Reserve for regulatory disallowances.......................................                (836)          (836)
                                                                                                ----------     ----------
                  Net US property, plant and equipment................................              17,514         17,495

      Europe - Electric and other (net of accumulated depreciation: 2000--$516;
       1999--$424)....................................................................               4,120          4,394
      Australia - Electric and gas distribution (net of accumulated depreciation:
       2000--$210; 1999--$196)........................................................               1,730          1,751
                                                                                                ----------     ----------
                  Net property, plant and equipment...................................              23,364         23,640
                                                                                                ----------     ----------
  INVESTMENTS
      Goodwill (net of accumulated amortization: 2000--$420; 1999--$345)..............               7,255          7,519
      Other investments...............................................................               3,054          2,876
                                                                                                ----------     ----------
                  Total investments...................................................              10,309         10,395
                                                                                                ----------     ----------
  CURRENT ASSETS
       Cash and cash equivalents......................................................                 629            560
       Accounts receivable (net of allowance for uncollectible accounts:
       2000--$34; 1999--$50)..........................................................               1,757          1,492
       Inventories - at average cost:
          Materials and supplies......................................................                 240            261
          Fuel stock..................................................................                 211            230
          Gas stored underground......................................................                 141            131
      Energy marketing risk management assets.........................................               1,175            619
      Other current assets............................................................                 403            607
                                                                                                ----------     ----------
                   Total current assets...............................................               4,556          3,900
                                                                                                ----------     ----------

  OTHER ASSETS
       Regulatory assets..............................................................               1,807          1,784
       Long-term prepayments..........................................................                 631            577
       Energy marketing risk management assets........................................                 271            151
       Other deferred debits..........................................................                 525            292
                                                                                               -----------    -----------
                   Total other assets.................................................               3,234          2,804
                                                                                               -----------    -----------

                             Total....................................................             $41,463        $40,739
                                                                                               ===========    ===========

See Notes to Financial Statements.

                                        TXU CORP. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                       CAPITALIZATION AND LIABILITIES

                                                                                               JUNE 30,
                                                                                                 2000        DECEMBER 31,
                                                                                              (UNAUDITED)        1999
                                                                                              -----------    ------------
                                                                                                  MILLIONS OF DOLLARS

CAPITALIZATION
     Common stock without par value:
           Authorized shares:  1,000,000,000
           Outstanding shares:  2000--264,078,369 and 1999--276,406,519.......                   $ 6,483         $ 6,795
     Retained earnings........................................................                     1,696           1,691
     Accumulated other comprehensive income (loss):
           Foreign currency translation adjustments...........................                      (409)           (169)
           Unrealized holding gains on investments............................                        82              21
           Minimum pension liability adjustments..............................                        (4)             (4)
                                                                                               ---------       ---------
                   Total common stock equity..................................                     7,848           8,334
     Preference stock.........................................................                       300              --
     Preferred stock of subsidiaries:
           Not subject to mandatory redemption................................                       190             190
           Subject to mandatory redemption....................................                        21              21
     Preferred securities of subsidiary perpetual trust of TXU Europe.........                       150              --
     Mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated company:
                   TXU Corp. obligated........................................                       368             368
                   Subsidiary obligated.......................................                       976             971
     Long-term debt, less amounts due currently...............................                    15,880          16,325
                                                                                               ---------       ---------
                   Total capitalization.......................................                    25,733          26,209
                                                                                               ---------       ---------

CURRENT LIABILITIES
     Note payable:
           Commercial paper...................................................                     2,415           1,903
           Banks..............................................................                     1,637           1,385
     Long-term debt due currently.............................................                       826           1,288
     Accounts payable.........................................................                     1,808           1,442
     Energy marketing risk management liabilities.............................                     1,076             525
     Dividends declared.......................................................                       162             172
     Taxes accrued............................................................                       484             474
     Interest accrued.........................................................                       262             310
     Other current liabilities................................................                       773             898
                                                                                               ---------       ---------
                   Total  current liabilities.................................                     9,443           8,397
                                                                                               ---------       ---------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
     Accumulated deferred income taxes........................................                     3,965           3,936
     Investment tax credits...................................................                       513             524
     Energy marketing risk management liabilities.............................                       151              12
     Other deferred credits and noncurrent liabilities........................                     1,658           1,661
                                                                                               ---------       ---------
                   Total deferred credits and other noncurrent liabilities....                     6,287           6,133
                                                                                               ---------       ---------

CONTINGENCIES (Note 6)
                                                                                               ---------       ---------

                         Total ...............................................                   $41,463         $40,739
                                                                                               =========       =========


See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.    BUSINESS, ACQUISITIONS AND DISPOSITIONS

      In May 2000, Texas Utilities Company changed its corporate name to TXU Corp. TXU Corp., a Texas corporation, is a holding company whose principal United States (US) operations are conducted through TXU Electric Company (TXU Electric), TXU Gas Company (TXU Gas) and TXU Energy Industries Company (TEI). TXU Corp.'s principal international operations are conducted through TXU International Holdings Limited (TXU International Holdings), which in turn indirectly owns TXU Europe Limited (TXU Europe) and TXU Australia Holdings (Partnership) Limited Partnership (TXU Australia). TXU Europe's operations in the United Kingdom (UK) and other parts of Europe are conducted primarily through TXU Europe Group plc (TXU Europe Group) and its subsidiaries. TXU Australia's principal operating subsidiaries include TXU Electricity Limited, formerly known as Eastern Energy Limited (TXU Australia Electricity), and the gas operations of TXU Networks (Gas) Pty. Ltd., formerly known as Westar Pty. Ltd. (TXU Australia Gas Networks), and TXU Pty. Ltd., formerly known as Kinetik Energy Limited (TXU Australia Gas Retail).

      Through its subsidiaries, TXU Corp. engages in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission, distribution and sale of natural gas; energy services; and telecommunications and other businesses.

      In February 1999, TXU Australia acquired from the Government of Victoria, Australia, the gas retail business of Kinetik Energy Limited and the gas distribution operations of Westar Pty. Ltd. (together, TXU Australia Gas). Since the acquisition of TXU Australia Gas was a purchase business combination for accounting purposes, no financial or other information is presented for periods prior to the date of acquisition. Consolidated pro forma income and earnings per share for the six-month period ended June 30, 1999, assuming the acquisition of TXU Australia Gas had occurred at the beginning of that period, would not have differed significantly from reported results.

      In December 1999, TXU Europe Group and EDF London Investments plc, a subsidiary of Electricite de France, entered into an arrangement for the creation of an equally held joint venture company for the management, operation and maintenance of their subsidiaries' respective electricity distribution networks. In March 2000, final approval was received from the Office of Gas and Electricity Markets covering England, Scotland and Wales (OFGEM). The new joint venture has been named "24seven" and began operations in April 2000. 24seven serves over five million electricity customers in London and the eastern counties of England. Employees of the joint venturers' subsidiaries, Eastern Electricity plc (Eastern Electricity) and London Electricity plc, have been transferred to 24seven. The physical distribution system assets, as well as all operating licenses, continue to be owned by Eastern Electricity and London Electricity plc, respectively.

      In March 2000, TXU Europe (Espana) S.L., a subsidiary of TXU Europe, announced its intention to make a cash offer to acquire all of the shares of Hidroelectrica del Cantabrico, S.A. (Hidrocantabrico) that TXU Europe did not then own. Later in March 2000, after a competing bid had been subsequently issued, TXU Europe announced that it would not pursue its offer. In a series of private transactions since that date, TXU Europe acquired additional shares in Hidrocantabrico and directly or indirectly holds approximately 19.2% of the outstanding shares. TXU Europe has a preemptive option to acquire an additional 4.9% of the stock in Hidrocantabrico currently held by Electrabel SA, an electricity company in Belgium, if Electrabel were to sell its interest to another company. TXU Europe also has a conditional put option whereby it may be required to purchase the full 10.0% interest in Hidrocantabrico held by Electrabel if Electrabel is required to dispose of its holdings by European Union or Spanish Competition Authorities. The conditions of this put option include a reasonable notice period before execution.

      On August 3, 2000, the Spanish Stock Market Commission (CNMV) announced it was opening an investigation as to whether TXU Europe and Electrabel acted in concert over share purchases in order to avoid making a formal takeover bid. If the two utilities are found to be in violation of Spanish securities law, they could face a substantial fine and other restrictions. The investigation is expected to last several months. TXU Europe is unable to determine what impact there may be, if any, as a result of the investigation. In the meantime, TXU Europe has not received any formal notification of whether the two companies' political rights (including voting rights) in Hidrocantabrico have been suspended. TXU Europe does not believe there has been any violation of Spanish securities laws and is fully cooperating with the investigation. TXU Europe has also indicated that it would support a full offer for Hidrocantabrico by a third party that has the support of Hidrocantabrico's Board of Directors.

      On May 11, 2000, TXU Corp. acquired all of the outstanding common and preferred stock of Fort Bend Communication Companies, Inc. (FBCC) for approximately $161 million in cash plus liabilities assumed. TXU Corp. expects to facilitate the growth of its communications operations by contributing substantially all of the assets of TXU Communications Company and FBCC into a joint venture, which would obtain external financing. This transaction would enable TXU Corp. to reduce short-term indebtedness by about $.9 billion.

      On May 4, 2000, TXU Australia was awarded a long-term lease by the government of South Australia to operate a 1,280-megawatt natural gas powered generating station. Funding for the $177 million project was provided from internal sources and bank borrowings.

      In June 2000, TXU Europe entered into an agreement to sell its 21.9% interest in Severomoravska energetika, a.s. (SME), the largest Czech electricity distribution and supply company. The sale is expected to be completed in the third quarter of 2000.

      On July 13, 2000, TXU Europe agreed to purchase 51% of Stadtwerke Kiel AG, a German municipal utility, for approximately L143 million ($215 million). The state parliament of Kiel unanimously approved the sale. The city government of Kiel, the state capital, will retain the other 49% of the utility, which has approximately 250,000 gas and electricity customers, 175 megawatts of power generation and 2.7 billion cubic feet of gas storage capacity. Final approval is needed from the European Union regulators before the acquisition can close. Such approval may take several months.

      On August 3, 2000, TXU Europe also announced its unconditional purchase of United Utilities' retail energy supply business, Norweb Energi (Norweb), for L310 million ($465 million). Financing was provided through existing bank lines. TXU Europe's existing supply business, Eastern Energy, has 2.7 million electricity and 0.7 million gas customers. Combined with Norweb's 1.8 million electricity and 0.4 million gas customers, the acquisition will create the UK's second largest energy retailer, with 5.6 million accounts. The transaction also includes the assumption of Norweb's power purchase agreements, which will be integrated into TXU Europe's energy portfolio. On August 9, 2000, the Office of Gas and Electricity Markets issued a consultation paper on the regulatory issues involved in the acquisition. As the transaction is unconditional, TXU Europe has assumed the risk of, and responsibility for, obtaining all necessary regulatory approvals.

      Also on August 3, 2000, TXU Europe announced it had contracted its customer services operation to Vertex, United Utilities' customer services business. Customer services include the call centers, billing, credit management and debt collection. Eastern Energy's 1,250 customer services staff will transfer to Vertex on September 1, 2000.

2.    SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION -- The condensed consolidated financial statements of TXU Corp. and its subsidiaries have been prepared on the same basis as those in its 1999 Form 10-K and, in the opinion of management, all adjustments (constituting only normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and tables in the notes, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

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


                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      2000         1999       2000      1999
                                                      ----         ----       ----      ----
Shares of common stock
     (in thousands)................                    426           94        594        96


3.    SHORT-TERM FINANCING

      In April 2000, the holders of $340 million of TXU Electric's Floating Rate Debentures due April 24, 2000 agreed to extend the maturity date of those debentures to December 1, 2000. In connection with the extension, the quarterly interest rate formula, based on LIBOR plus a margin, was changed.
The interest rate through July 23, 2000 was 6.68%, and was then reset at 7.11%.

      SHORT-TERM FACILITIES -- In June 2000, TXU Europe Group renegotiated the terms and amounts it could borrow under a short-term facility. The amended facility, which now expires in December 2000, allows for aggregate borrowings of euro 506 million ($482 million) which can be borrowed by TXU Europe (euro 200 million) and TXU Europe Group (euro 306 million) at variable interest rates based on LIBOR plus a margin. The amount outstanding at June 30, 2000 was euro 506 million ($482 million) at an annual interest rate of 4.80%.

      TXU Europe and TXU Finance (No.2) Limited (TXU Finance), 90% owned by TXU Europe, have a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit Agreement). In March 2000, TXU Europe's Tranche A 364-day revolving credit facility under the Sterling Credit Agreement expired. In May 2000, TXU Europe entered into a six-month L200 million revolving credit facility with a commercial bank expiring in October 2000 to serve as a replacement for the former Tranche A facility. Interest is based on LIBOR plus a margin. As of June 30, 2000 (pounds) 87 million ($132 million) was outstanding at an annual interest rate of 4.76%.

      In March 2000, TXU Australia established a A$750 million combined short-term/medium-term note program. Short-term notes issued under this program replaced commercial paper previously issued by TXU Australia Electricity. The short-term borrowings under the program are restricted to the amount available under qualifying support facilities of A$485 million plus any undrawn amounts under the bank facility, which varies from time to time. At June 30, 2000, the outstanding commercial paper balance was approximately A$335 million ($202 million) at an annual interest rate of 6.34%. At June 30, 2000, the amount restricted under this program was A$485 ($292 million).

      ACCOUNTS RECEIVABLE -- Eastern Electricity, a subsidiary of TXU Europe, continually sells additional receivables under its receivable financing program to replace those collected. At June 30, 2000, accounts receivable of Eastern Electricity of (pounds) 219 million ($333 million) had been sold under the program. A further (pounds) 81 million ($123 million) of future receivables collateralize short-term loans. These borrowings bear interest at an annual rate based on commercial paper rates plus 0.225%, which was 6.12% at June 30, 2000. TXU Electric and TXU Gas also have facilities which provide financing through sales of receivables, the amounts and terms of which have not changed from December 31, 1999.

4.    CAPITALIZATION

      COMMON STOCK -- During the six months ended June 30, 2000, TXU Corp. repurchased approximately 12.7 million shares of its common stock for $414 million. The cost of the repurchased shares, to the extent it exceeded the amount received upon issuance, has been charged to retained earnings. Additional purchases may occur from time to time.

      PREFERENCE STOCK -- On June 15, 2000, TXU Corp. issued 3,000 shares of Series B preference stock for $300 million. The preference stock has a dividend rate of 7.24% until June 15, 2005. The dividend rate for subsequent periods will be determined according to periodic auctions. The Series B preference stock has a liquidation preference of $100,000 per share. TXU Corp. may not redeem the shares before June 15, 2005. The proceeds were used to repay short-term debt, including commercial paper, and for general corporate purposes. TXU Corp. is authorized to issue up to 50 million shares of preference stock in one or more series.

      PREFERRED SECURITIES OF SUBSIDIARY PERPETUAL TRUST OF TXU EUROPE -- In March 2000, TXU Europe Capital I, a statutory business trust, established as a financing subsidiary for TXU Europe, issued to investors $150 million of 9 3/4% Trust Originated Preferred Securities (Preferred Securities), in 6,000,000 units. The proceeds from this issuance were invested in Preferred Partnership Securities issued by TXU Europe Funding I, L.P., a limited partnership of which TXU Europe is the general partner. The Preferred Securities have a liquidation preference of $25 per unit. The only assets of the trust are the Preferred Partnership Securities. The Trust has a perpetual existence, subject to certain termination events as provided in its Amended and Restated Trust Agreement. The Preferred Securities are subject to mandatory redemption upon payment of the Preferred Partnership Securities which may be redeemed at the option of TXU Europe, in whole, or in part, at any time on or after March 2, 2005. The trust uses distributions it receives on the Preferred Partnership Securities to make cash distributions on the Preferred Securities. TXU Europe has issued certain limited guarantees of the Preferred Securities, the Preferred Partnership Securities and the junior subordinated debentures held by TXU Europe Funding I, L.P.

      TXU CORP. OR SUBSIDIARY OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUSTS, EACH HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF TXU CORP. OR RELATED SUBSIDIARY (TRUST SECURITIES) -- At June 30, 2000 and December 31, 1999, the statutory business trust subsidiaries had Trust Securities outstanding, as follows:



                                                  TRUST SECURITIES                          TRUST ASSETS           MATURITY
                             -------------------------------------------------------   ------------------------    ---------
                                   UNITS (000'S)                  AMOUNT                       AMOUNT
                             --------------------------   --------------------------   ------------------------
                               JUNE  30,   DECEMBER 31,    JUNE 30,     DECEMBER 31,    JUNE 30,   DECEMBER 31,
                                 2000         1999           2000          1999           2000        1999
                                 ----         ----           ----          ----           ----        ----
TXU CORP.
---------

TXU Capital I
    (7.25% Series)......         9,200         9,200       $   223        $   223       $   237       $   237         2029
TXU Capital II
    (8.7% Series).......         6,000         6,000           145            145           155           155         2034
                             ---------     ---------       -------        -------       -------       -------
Total TXU Corp..........        15,200        15,200           368            368           392           392
                             ---------     ---------       -------        -------       -------       -------

TXU ELECTRIC
------------

TXU Electric Capital I
    (8.25% Series)......         5,871         5,871           141            141           155           155         2030
TXU Electric Capital III
    (8.00% Series)......         8,000         8,000           194            194           206           206         2035
TXU Electric Capital IV
    (Floating Rate Trust
    Securities)(a)......           100           100            98             97           103           103         2037
 TXU Electric Capital V
    (8.175% Trust
    Securities).........           400           400           396            392           412           412         2037
                             ---------     ---------       -------        -------       -------       -------
    Total TXU Electric..        14,371        14,371           829            824           876           876
                             ---------     ---------       -------        -------       -------       -------

TXU GAS
-------

TXU Gas Capital I
    (Floating Rate Trust
    Securities)(b)......           150           150           147            147           155           155         2028
                             ---------     ---------       -------        -------       -------       -------

    Total...............        29,721        29,721       $ 1,344        $ 1,339       $ 1,423       $ 1,423
                             =========     =========       =======        =======       =======       =======




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

      LONG-TERM DEBT -- EUROPE -- As of June 30, 2000, the amended Sterling Credit Agreement provides for borrowings of up to L1.075 billion and has two facilities: a L750 million term facility and a L325 million revolving credit facility (Tranche B), both of which expire on March 2, 2003. The Sterling Credit Agreement allows for borrowings in various currencies with interest rates based on the prevailing rates in effect in the countries in which the borrowings originate. As of June 30, 2000, L750 million ($1.1 billion) of borrowings were outstanding under the term facility at an interest rate of 6.89% per annum. The outstanding Tranche B borrowing and interest rate in effect at June 30, 2000 consisted of L56 million ($85 million) of Norwegian kroner at 7.21% per annum.

      TXU Europe has a euro 2.0 billion Euro Medium Term Note (EMTN) Program. Under the EMTN Program, TXU Europe may from time to time issue notes to one or more dealers in an aggregate principal amount outstanding of up to 2.0 billion euros. As of June 30, 2000, L225 million ($342 million) of 7.25% Sterling Eurobonds due March 8, 2030, were outstanding. An interest rate swap is in place that converts the interest on the Sterling Eurobonds to a variable rate based on LIBOR for the first five years and at a rate based on EURIBOR for the remainder of the term. The effective interest rate at June 30, 2000 after the swap was 6.37%.

      AUSTRALIA -- In February 2000, TXU Australia restructured its senior debt. The terms of all senior bank debt previously borrowed by TXU Australia and TXU Australia Electricity were renegotiated and maturity dates extended, so that all senior bank debt, aggregating approximately A$2.0 billion ($1.2 billion), now ranks equally as senior debt of TXU Australia. As part of the restructuring, maturity dates were extended from June 30, 2000 to December 29, 2000 for a A$200 million syndicated loan facility, and to June 29, 2001 for a A$413 million subordinated acquisition facility. Also, a new A$120 million facility maturing December 29, 2000 was added.

5.    REGULATION AND RATES

      US -- DOCKET NO. 21527 -- In October 1999, TXU Electric filed a petition with the Public Utility Commission of Texas (PUC) for a financing order (Docket No. 21527) to permit the issuance by a special purpose entity of $1.65 billion of transition bonds secured by payments designed to enable TXU Electric to recover its generation-related regulatory assets and other qualified costs in accordance with the 1999 Restructuring Legislation. The proceeds received by TXU Electric are to be used solely for the purposes of retiring TXU Electric debt and equity. On May 1, 2000, the PUC signed a final order rejecting TXU Electric's request for the $1.65 billion and authorized only $363 million. TXU Electric believes this final order is inconsistent with the 1999 Restructuring Legislation and filed an appeal on May 2, 2000 with the Travis County, Texas, District Court. TXU Electric expects that any difference between the $1.65 billion and the amount finally authorized will continue to be deferred until recovery of generation-related assets is again addressed by the PUC, most likely in 2001. TXU Electric is unable to predict the outcome of these proceedings.

      The constitutionality of the securitization provisions of the 1999 Restructuring Legislation under the Texas constitution has been challenged in connection with a securitization request made by Central Power and Light Company. On July 21, 2000, the Travis County, Texas District Court issued its judgment denying this appeal and finding that the securitization provisions are constitutional. Notice of appeal of this judgement to the Texas Supreme Court has been filed. TXU Electric is unable to predict the outcome of such proceedings.

      DOCKET NO. 21950 -- In January 2000, TXU Electric filed with the PUC its business separation plan as required by the 1999 Restructuring Legislation. The plan describes how TXU Electric proposes to separate, by September 1, 2000, the provision of competitive energy services from its regulated business activities, and how it proposes to unbundle its business by January 1, 2002 in accordance with the 1999 Restructuring Legislation. Only the transmission and distribution (T&D) functions will continue to be regulated. An independent organization certified by the PUC will oversee transmission system planning and reliability in the State of Texas. Beginning January 1, 2002, retail electric customers in Texas will be able to select their electricity providers. The portion of this plan that describes how TXU Electric proposes to separate the provision of competitive energy services from its regulated business activities has been severed by the PUC from Docket No. 21950 and assigned Docket No. 21987. On April 3,
2000, TXU Electric and certain other parties to Docket No. 21987 filed with the PUC a nonunanimous stipulation concerning matters at issue in that proceeding. In June 2000, the PUC issued an order in Docket No. 21987 approving this stipulation and the TXU Electric plan, as modified by this stipulation. The remainder of Docket No. 21950 has been merged with Docket
No. 22350 described below.

      DOCKET NO. 22350 -- As required by the 1999 Restructuring Legislation, in March 2000, TXU Electric filed its transition to competition plan with the PUC. This plan lays the foundation for retail competition to begin in the Texas electricity market. Under the plan as filed, the generation business unit and the retail business unit of TXU Electric will become unregulated entities and will be allowed to compete for customers. The T&D business units of TXU Electric will be separated into regulated entities and will together represent the regulated part of the business. The filing also includes proposed T&D delivery rates to be charged to retail electric providers. In addition to the actual T&D charges for delivering electricity, these rates include nuclear decommissioning fund charges, system benefit fund charges and stranded cost recovery charges. TXU Electric's stranded costs are estimated to be approximately $3.7 billion including the regulatory assets that were part of the Docket No. 21527 proceedings and amounts related to the remand of Docket No. 9300, addressed below. TXU Electric will be filing an updated stranded cost estimate on or before August 28, 2000 to reflect various PUC decisions made since Docket No. 22350 was filed. This estimate is subject to a future "true-up" in 2004. TXU Electric is unable to predict the outcome of these proceedings.

      DOCKET NO. 9300/DOCKET NO. 22652 -- The PUC's final order (Order) in connection with TXU Electric's January 1990 rate increase request (Docket No.
9300) was ultimately reviewed by the Texas Supreme Court. As a result, an aggregate of $909 million of disallowances with respect to TXU Electric's reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to TXU Electric's earnings, was remanded to the District Court with instructions that it be remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC also was required to reevaluate the appropriate level of TXU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. In connection with the settlement of Docket No. 18490, proceedings in the remand of Docket No. 9300 had been stayed through December 31, 1999. In April 2000, TXU Electric requested that the District Court enter an order remanding Docket No. 9300 to the PUC. On June 9, 2000, the District Court's order of remand was filed with the PUC, and the PUC has assigned the remand proceeding Docket No. 22652. TXU Electric cannot predict the outcome of the reconsideration of the Order on remand by the PUC.

      DOCKET NO. 22880 -- On August 4, 2000, TXU Electric filed with the PUC a request to surcharge the cumulative undercollection of fuel cost revenues that existed as of June 30, 2000, together with interest through November 2000, in the amount of $167 million, and to increase its current fuel factors by 27.6%. TXU Electric proposes that the surcharge be collected over a six-month period, beginning in November 2000. TXU Electric proposes to increase its current fuel factors, solely to reflect the projected increase in the commodity cost of natural gas for the period July 1, 2000 through June 30, 2001, on an interim basis effective September 4, 2000. TXU Electric cannot predict the outcome of this proceedings.

      GAS -- TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to about $1 million in annualized revenue increases, exclusive of changes in gas costs, has been granted in 2000 in addition to about $7.5 million granted in 1999. Rate cases supporting $9 million in annualized revenue increases were pending in 39 cities as of June 30, 2000. Additionally, an appeal to the Railroad Commission of Texas (RRC) of actions taken by three cities in the Dallas Distribution System seeks to recover $9 million in annualized revenue deficiencies. A decision on this matter is expected in the fourth quarter of 2000. Additional rate cases have been filed subsequent to June 30, 2000 seeking to recover $8 million in revenue deficiences.

      In October 1999, TXU Lone Star Pipeline filed with the RRC a Statement of Intent to change the city gate rate for gas transported for subsequent distribution to residential and commercial customers. The filing requested a general increase in annual revenues of approximately $20 million. In June 2000, the RRC issued a final ruling on TXU Lone Star Pipeline's requested gate rate increase. The final ruling denied the increase and results in a $1.5 million reduction in the city gate rate, but granted certain changes to its tariff structure between demand and commodity rates which should stabilize its revenues. On July 12, 2000, TXU Lone Star Pipeline filed with the RRC a motion for rehearing concerning its final ruling. TXU Lone Star Pipeline is unable to predict the outcome of the motion for rehearing.

 6.   CONTINGENCIES

      LEGAL PROCEEDINGS -- In February 1997, the official government representative of pensioners in the UK, the Pensions Ombudsman, made a final determination against the National Grid Company plc (National Grid) and its group trustees with respect to complaints by two pensioners in National Grid's section of the Electricity Supply Pension Scheme (ESPS). The determination related to the use of the pension fund surplus resulting from the March 31, 1992 actuarial valuation of the National Grid section to meet certain costs arising from the payment of pensions on early retirement upon reorganization or downsizing. These determinations were set aside by the High Court on June 10, 1997, and the arrangements made by National Grid and its group trustees in dealing with the surplus were confirmed. The two pensioners appealed this decision to the Court of Appeal and judgment was received. The judgment endorsed the Pensions Ombudsman's determination that the corporation was not entitled to unilaterally deal with any surplus. National Grid has made an appeal to the House of Lords, although the case is not likely to be heard until the first quarter of 2001. If a similar complaint were to be made against TXU Europe Group in relation to its use of actuarial surplus in its section of the ESPS, it would vigorously defend the action, ultimately through the courts. However, if a determination were finally to be made against it and upheld by the courts, TXU Europe Group could have a potential liability to repay to its section of the ESPS an amount estimated by TXU Europe Group to be up to (pounds) 45 million ($68 million), exclusive of any applicable interest charges.

      In January 1999, the Hindustan Development Corporation issued arbitration proceedings in the Arbitral Tribunal in Delhi, India against The Energy Group plc (TEG), now known as Energy Holdings (No. 3) Limited, claiming damages of (pounds) 255 million ($387 million) for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. TXU Europe is vigorously defending this claim and cannot predict the outcome of these proceedings. Arbitration has been completed and the decision of the arbitrators is expected in September 2000.

      In November 1998, five complaints were filed in the High Court of Justice in London, Queens Bench Division, Commercial Court, against subsidiaries of TXU Europe Group by five of their former sales agencies. The agencies claimed a final total of (pounds) 133 million ($202 million) arising from the summary termination for the claimed fundamental breach of their respective contracts in April 1998. The five agencies claimed damages for failure to give reasonable notice and for compensation under the UK Commercial Agents Regulations 1994. The complaints were settled in June 2000, following a mediation ordered by the High Court, for approximately (pounds) 6 million ($9 million). There was no impact on the income statement, as TXU Europe Group had previously made provisions for such estimated expenses.

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

Biegler, Gary J. Junco, Thomas Hamilton, J. Philip McCormick, Fredrick S. Addy and B. K. Irani. TXU Corp. and Erle Nye were omitted as defendants pursuant to a tolling agreement. The individual named defendants are current or former officers and/or directors of EEX, and Mr. Biegler has been an officer and director of TXU Gas. The amended complaint alleges violations of provisions of the Securities Act and the Exchange Act. The plaintiff in the Consolidated Action represents a class of persons acquiring stock of ENSERCH Corporation and/or EEX between August 3, 1995 and August 5, 1997, inclusive. The parties to the Consolidated Action entered into an agreement that TXU Gas expects to form the basis of the settlement of this litigation, subject to the completion of confirmatory discovery by the plaintiffs and approval of the Court. The terms of this agreement required TXU Gas to pay $5 million into escrow.

      FINANCIAL GUARANTEES -- TXU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $25 million at June 30, 2000, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TXU Electric has assigned to a municipality all contract rights and obligations of TXU Electric in connection with $53 million principal amount of bonds remaining at June 30, 2000, issued for similar purposes which had previously been guaranteed by TXU Electric. TXU Electric is, however, contingently liable in the unlikely event of default by the municipality.

      TXU Europe has guaranteed up to $110 million at June 30, 2000 of certain liabilities that may be incurred and payable by the purchasers of its former US and Australian coal business and US Energy marketing operations sold in 1998 with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the Powder River Coal Company Retirement Plan and the Peabody Coal UMWA Retirement Plan, subject to certain specified conditions.

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

      (2) US GAS - operations involving the purchase, transmission and distribution of natural gas in Texas;

      (3) US ENERGY - operations involving purchasing and selling natural gas and electricity and providing risk management services for the energy industry throughout the US and parts of Canada, retail energy services and related businesses;

      (4) EUROPE - operations involving the generation, purchase, distribution, marketing and sale of electricity and the purchase and sale of natural gas primarily in the UK, with additional energy interests throughout the rest of Europe; and

      (5) AUSTRALIA - operations involving the generation, purchase, distribution, trading and retailing of electricity, the retailing of natural gas and the storage of natural gas primarily in the States of South Australia and Victoria.


                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                JUNE 30,
                                                ------------------       ------------------
                                                 2000        1999         2000        1999
                                                ------      ------       ------      ------
   Trade Revenues -
      US Electric......................         $1,698      $1,519       $3,061      $2,815
      US Gas...........................            148         144          472         436
      US Energy........................          1,215         556        2,254       1,366
      Europe...........................          1,259       1,307        3,108       3,223
      Australia........................            209         164          357         284
      All Other........................             63          39          116          73
                                                ------      ------       ------      ------
              Consolidated.............         $4,592      $3,729       $9,368      $8,197
                                                ======      ======       ======      ======

   Affiliated Revenues -
      US Gas...........................         $    9      $    8       $   17      $   15
      US Energy........................             (2)         --           (3)         --
      All Other........................             99          82          181         163
      Eliminations.....................           (106)        (90)        (195)       (178)
                                                ------      ------       ------      ------
                Consolidated...........         $   --      $   --       $   --      $   --
                                                ======      ======       ======      ======

   Net Income (Loss) -
      US Electric......................        $   186      $  161       $  331      $  264
      US Gas...........................             13         (25)          43          (7)
      US Energy........................             (3)        (12)         (11)        (24)
      Europe...........................             49          29          116         140
      Australia........................             26         (10)          37          (5)
      All Other........................            (44)        (44)         (96)        (87)
                                                ------      ------       ------      ------
              Consolidated.............         $  227      $   99       $  420      $  281
                                                ======      ======       ======      ======

8.    RESTRUCTURING CHARGES

      During the six months ended June 30, 2000, TXU Europe recorded restructuring charges and other costs of approximately $87 million pre-tax ($64 million after-tax). Of this amount, $77 million pre-tax ($54 million after-tax) of restructuring costs have been charged to operation and maintenance expense. Approximately $10 million of costs incurred in connection with the offer for Hidrocantabrico have been included in Other Income (Deductions)-Net.

      The restructuring costs consisted of asset writedowns and other exit and redundancy costs (severance benefits paid to staff under voluntary retirement programs and related pension benefits) primarily as a result of the creation of the 24seven joint venture and for certain other staff reorganizations. As of June 30, 2000, TXU Europe had recognized pre-tax redundancy costs of approximately $35 million related to voluntary termination benefits for 442 employees that have accepted the voluntary benefits. In addition, other pre-tax restructuring charges consisting of $25 million of asset writedowns and $17 million of other exit costs, have been recorded. As of June 30, 2000, $15 million of the redundancy costs and $13 million of other exit costs charged during the six months then ended have been paid. Further restructuring charges are expected to be incurred through the end of 2000.

INDEPENDENT ACCOUNTANTS' REPORT


TXU Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Corp. and subsidiaries as of June 30, 2000, and the related condensed statements of consolidated income and of comprehensive income for the three-month and six-month periods ended June 30, 2000 and 1999, and the condensed statements of consolidated cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of TXU Corp.'s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of TXU Corp. as of December 31, 1999, and the related statements of consolidated income, comprehensive income, cash flows and common stock equity for the year then ended (not presented herein); and in our report, dated February 16, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

Dallas, Texas
August 7, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

      The following exchange rates have been used to convert foreign currency denominated amounts into US dollars:

                                                                          INCOME STATEMENT
                                                                          (AVERAGE RATES)
                                         BALANCE SHEET       -----------------------------------------
                                   -----------------------      THREE MONTHS            SIX MONTHS
                                   JUNE 30,   DECEMBER 31,      ENDED JUNE 30,         ENDED JUNE 30,
                                   --------   ------------   -------------------     -----------------
                                     2000        1999          2000        1999        2000      1999
                                     ----        ----          ----        ----        ----      ----
UK pounds sterling (pounds)        $1.5183     $1.6165       $1.5333     $1.6070     $1.5698    $1.6203

Australian dollars (A$)            $0.6019     $0.6507       $0.5895     $0.6531     $0.6106    $0.6398

THREE MONTHS ENDED JUNE 30, 2000

      Net income for the second quarter of 2000 was $227 million ($.87 per share) compared with $99 million ($.35 per share) for the second quarter of 1999, a 129% increase. Results for the 2000 quarter benefited from a $53 million pre-tax ($34 million after-tax) gain from the sale of substantially all of the assets of the natural gas processing business and a $44 million pre-tax ($31 million after-tax) gain from the sale of TXU Europe's metering business. Partially offsetting were after-tax costs of $15 million, mostly restructuring charges associated with the implementation of the joint venture to operate TXU Europe's UK electric distribution network with that of London Electricity plc and other corporate reorganizations, as well as costs associated with the acquisition bid for Hidroelectrica del Cantabrico, S.A. (Hidrocantabrico). Earnings for the 1999 second quarter included a $52 million pre-tax ($31 million after-tax) charge for a fuel reconciliation settlement and other charges totaling $17 million after-tax in Australia primarily for integration and acquisition-related costs. Excluding these items, earnings per share for the current second quarter were $.67 versus $.52 per share in the prior second quarter, a 29% increase.

      Most of the improvement came from increased contributions from TXU Australia and the US Energy segment. The US Gas segment continued to show improvement, primarily the result of revenue enhancement and cost reduction programs.

      Mitigation as a result of the earnings cap reduced net income by $65 million in the 2000 second quarter and $33 million in the 1999 second quarter. Since January 1998, regular nuclear depreciation and additional nuclear mitigation total approximately $1.6 billion. Excluding a $100 million reduction in revenues as a result of the earnings cap and the $52 million fuel reconciliation settlement, operating revenues for the second quarter of 2000 were 24% higher than the second quarter of 1999, primarily due to higher revenues from the US Energy and US Electric segments. Energy purchased for resale and fuel consumed for the second quarter of 2000 were 46% greater than the prior-year second quarter due to higher prices in the US Energy and US Electric segments. Total operating expenses, excluding energy purchased for resale and fuel consumed, were $97 million (8%) lower in the second quarter of 2000 than the same period of 1999, which included mitigation depreciation of $61 million.

      Differences in effective tax rates are primarily attributable to benefits from the discontinuation of amortization of prior-period flow-through amounts and other tax-related regulatory assets and liabilities of TXU Electric as a result of the 1999 Restructuring Legislation, foreign tax credits and other tax benefits associated with non-US operations, partially offset by the effect of non-deductible goodwill amortization.

SIX MONTHS ENDED JUNE 30, 2000

      Net income for the six months ended June 30, 2000 was $420 million ($1.57 per share) compared with $281 million ($1.00 per share) for the prior six-month period, an increase of 49%. Results for the 2000 period include the gains from the sale of assets discussed above offset by after-tax restructuring costs and bid-related costs at TXU Europe of $64 million. Results for the six months ended June 30, 1999 included the fuel reconciliation settlement and the other costs at TXU Australia discussed above. Excluding these items, net income for the six months ended June 30, 2000 was $419 million ($1.57 per share) compared with $329 million ($1.17 per share), an increase of 27%.

      Net income for the six months ended June 30, 2000 reflects continued strong results from the US Electric segment, improved results from TXU Australia and a significant improvement in US Gas operations in spite of very mild winter weather. Mitigation as a result of the earnings cap reduced net income by $65 million in the 2000 period and $37 million in the 1999 period.

      Excluding the reduction in revenues as a result of the earnings cap and the fuel reconciliation settlement, operating revenues for the 2000 six-month period were 15% higher than the prior six-month period of 1999, primarily due to higher revenues from the US Energy and US Electric segments.

      Excluding the TXU Europe restructuring costs discussed above, operation and maintenance expenses for the 2000 period were 7% less than the prior-year period. Depreciation and amortization was $30 million lower in the current period compared with the prior-year period, which included mitigation depreciation of $61 million.

      Differences in effective tax rates are primarily attributable to benefits from the discontinuation of amortization of prior-period flow-through amounts and other tax-related regulatory assets and liabilities of TXU Electric as a result of the 1999 Restructuring Legislation, foreign tax credits and other tax benefits associated with non-US operations, partially offset by the effect of non-deductible goodwill amortization.

SEGMENTS

      Revenues and net income by operating segment are shown in Note 7 to Financial Statements.

US ELECTRIC

SEGMENT HIGHLIGHTS

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  ------------------        ----------------
                                                    2000        1999         2000       1999
                                                    ----        ----         ----       ----
  Revenues (millions):
      Base rate.................................  $ 1,162    $ 1,100       $ 2,113   $ 2,013
      Transmission service......................       41         34            84        68
      Fuel......................................      577        423           931       756
      Fuel reconciliation settlement............       --        (52)           --       (52)
      Earnings in excess of earnings cap........     (100)        --          (100)       --
      Other.....................................       18         14            33        30
                                                  -------    -------       -------   -------
              Total operating revenues..........  $ 1,698    $ 1,519       $ 3,061   $ 2,815
                                                  =======     ======       =======   =======
  Electric energy sales (gigawatt-hours-- GWh)..   25,507     25,026        48,050    46,632
  Degree days (% of normal):
      Cooling...................................      115%       112%          121%      110%
      Heating...................................       79%        53%           64%       73%

      Comparisons of net income for both periods were impacted by a fuel reconciliation settlement that reduced 1999 net income by $31 million and a rate settlement agreement that became effective in 1998 and was modified by the 1999 Restructuring Legislation, which reduced customer rates and introduced an earnings cap.

      Net income of $186 million for the three months ended June 30, 2000 was 16% higher than the same period of 1999. The improvement reflects higher revenues resulting primarily from customer growth and a 14% reduction in interest expense due to reacquisition of long-term debt and remarketing of certain debt to lower interest rates. For the six months ended June 30, 2000, net income increased 25% from the same period of 1999. The current six-month period reflects continued strong retail revenue growth and interest cost reductions, partially offset by the effects of milder winter weather on revenues.

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

US GAS
------

SEGMENT HIGHLIGHTS



                                                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                       JUNE 30,               JUNE 30,
                                                                 ------------------      ----------------
                                                                  2000         1999      2000        1999
                                                                  ----         ----      ----        ----
Gas distribution:
      Sales volumes (billion cubic feet-- Bcf).......               19           17        68          69
      Margin (millions)..............................             $ 57         $ 56      $179        $169
Pipeline transportation:
      Transportation volumes (Bcf)...................              133          131       274         271
      Revenues (millions)............................             $ 24         $ 24      $ 59        $ 62
Heating degree days (% of normal)....................               79%          53%       64%         73%




      For the three months ended June 30, 2000, the US Gas segment had net income of $13 million compared with a net loss of $25 million for the three months ended June 30, 1999. Improved results for the 2000 period were due to a gain of $53 million ($34 million after-tax) from the sale of substantially all of the natural gas processing assets and cost reductions in gas distribution operations.

      For the six months ended June 30, 2000, the US Gas segment had net income of $43 million compared with a loss of $7 million for the six months ended June 30, 1999. Results for the 2000 six-month period reflect the previously discussed gain on sale of gas processing assets, improved margins, and cost reductions for gas distribution operations and higher gas processing margins.

US ENERGY
---------

SEGMENT HIGHLIGHTS



                                                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                       JUNE 30,               JUNE 30,
                                                                 ------------------      ----------------
                                                                  2000         1999        2000      1999
                                                                  ----         ----        ----      ----
Trading and marketing volumes:
      Gas (Bcf).....................................               306          241         626       592
      Electric (GWh) ...............................             6,836          773      10,540     1,830




      The US Energy segment includes TXU Corp.'s US energy trading, retail energy services, development activities and related businesses.

      The US Energy segment had a net loss of $3 million for the three months ended June 30, 2000 compared with a net loss of $12 million for the three months ended June 30, 1999. Results for the 2000 period include income from the sale of a development project and improved energy trading margins, which more than offset higher operation and maintenance expenses. The increase in operation and maintenance expenses reflects costs to develop infrastructure capabilities to prepare for the opening of the Texas electricity market to competition in 2002 and severance and other costs in connection with the relocation of energy trading operations to Dallas.

      The segment had a net loss of $11 million for the six months ended June 30, 2000 compared with a net loss of $24 million for the six-months ended June 30, 1999. Results for the 2000 six-month period improved for the same reasons mentioned above for the second quarter.

EUROPE
------

SEGMENT HIGHLIGHTS



                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       JUNE 30,                 JUNE 30,
                                                                 ------------------         -----------------
                                                                  2000         1999          2000        1999
                                                                  ----         ----          ----        ----

Sales volumes:
    Electric (GWh)..........................                       6,001        8,892       14,164     19,335
    Gas (Bcf)...............................                          21           23           59         70
    Units distributed (GWh).................                       7,621        7,974       16,825     17,206
    Wholesale energy sales:
         Electricity (GWh)..................                      33,263       17,694       57,698     41,759
         Gas (Bcf)..........................                         242           96          428        209

Revenues (millions):
    Electric................................                     $   501      $   675      $ 1,171    $ 1,597
    Gas.....................................                          93          109          277        305
    Distribution............................                         114          156          303        345
    Wholesale energy sales..................                         564          443        1,408      1,150
    Intra-segment eliminations and other....                         (13)         (76)         (51)      (174)
                                                                 -------      -------      -------    -------
               Total .......................                     $ 1,259      $ 1,307      $ 3,108    $ 3,223
                                                                 =======      =======      =======    =======




      Net income for the three months ended June 30, 2000 was $49 million compared with $29 million for the same period in 1999. Results for the 2000 second quarter were impacted by after-tax costs of $15 million, primarily restructuring charges associated with the implementation of the joint venture to operate TXU Europe's UK electric distribution network with that of London Electricity plc and other corporate reorganizations, as well as costs associated with the offer for Hidrocantabrico. This was offset by an after-tax gain of $31 million from the sale of the metering business. Excluding these items, net income for the second quarter of 2000 was $33 million.

      Net income for the six months ended June 30, 2000 was $116 million compared with $140 million for the same period in 1999. Results for the 2000 period included after-tax restructuring and other costs of $64 million and the gain from the sale of the metering business. Excluding these items, net income for the year-to-date 2000 period was $149 million.

AUSTRALIA
---------

SEGMENT HIGHLIGHTS



                                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                      JUNE 30,                 JUNE 30,
                                                               -------------------        ------------------
                                                                 2000        1999         2000         1999*
                                                                 ----        ----         ----         -----
Sales volumes:
     Electric (Gwh)................                             1,440        1,362        2,783         2,660
     Gas (Bcf).....................                                17           16           31            19

Degree days:
     Cooling.......................                                11            4          215           160
     Heating.......................                               431          429          499           494

Revenues (millions):
     Electric......................                            $   91       $   82       $  179        $  169
     Gas...........................                                53           39           86            47
     Other.........................                                65           43           92            68
                                                               ------       ------       ------        ------
              Total................                            $  209       $  164       $  357        $  284
                                                               ======       ======       ======        ======




*Includes results of TXU Australia Gas from date of acquisition of February 24, 1999.

      Net income for the quarter ended June 30, 2000 was $26 million compared with a net loss of $10 million for the same period in 1999, which included integration and acquisition-related costs totaling $17 million after-tax. The second quarter 2000 reflects income related to trading activities which commenced in late 1999.

      Net income for the six months ended June 30, 2000 was $37 million versus a net loss of $5 million for the 1999 period. Year-to-date net income for the current year includes the results of TXU Australia Gas operations for the full six months, while the same period last year included their results from date of acquisition. Net income for the current six-month period was favorably impacted by trading activities and an after-tax gain of $6 million from the sale of Enetech, the former construction and engineering business of TXU Australia. The 1999 year-to-date period included the charges for integration and acquisition-related costs.

COMPREHENSIVE INCOME

      The losses from currency translation adjustments for all periods principally reflect the substantial movement in exchange rates between the US dollar and the UK pound sterling and the Australian dollar. The net unrealized holding gains on investments are primarily related to market changes on investments held by TXU Europe and TXU Communications Company.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Corp.'s 1999 Form 10-K. Results for the three-month and six-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events that might affect the financial condition of TXU Corp. have occurred subsequent to year-end other than as disclosed in other reports of TXU Corp. or included herein.

      CASH FLOWS -- Cash flows provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2000 were $1,028 million compared with $1,136 million for the comparable period in 1999. Changes in operating assets and liabilities for the six months ended June 30, 2000 used $234 million compared with $24 million provided in the same period of 1999. The 1999 period included $413 million from the sale of (pounds) 255 million of accounts receivable by TXU Europe.

      Cash flows used in investing activities for the six months ended June 30, 2000 and 1999 were $576 million and $1.9 billion, respectively. The 2000 period benefited from the receipt of net proceeds from the sale of assets totaling $627 million, including $350 million from the December, 1999 PrimeCo partnership sale and $105 million from the TXU Processing asset sale. Cash of $339 million was used in the first half of 2000 for acquisitions versus $1.0 billion used in the 1999 period for the TXU Australia Gas acquisition. Construction expenditures were $615 million for the current six-month period compared with $717 million for the comparable period in 1999.

      In March 2000, TXU Europe (Espana) S.L., a subsidiary of TXU Europe, announced its intention to make a cash offer to acquire all of the shares of Hidroelectrica del Cantabrico, S.A. (Hidrocantabrico) that TXU Europe did not then own. Later in March 2000, TXU Europe announced that it would not pursue its offer after a competing bid was made. In a series of private transactions since that date, TXU Europe acquired additional shares in Hidrocantabrico and directly or indirectly holds approximately 19.2% of the outstanding shares. TXU Europe has a preemptive option to acquire an additional 4.9% of the stock in Hidrocantabrico currently held by Electrabel SA, an electricity company in Belgium, if Electrabel were to sell its interest to another company. TXU Europe also has a conditional put option whereby it may be required to purchase the full 10.0% interest in Hidrocantabrico held by Electrabel if Electrabel is required to dispose of its holdings by European Union or Spanish Competition Authorities. The conditions of this put option include a reasonable notice period before execution.

      On August 3, 2000, the Spanish Stock Market Commission (CNMV) announced it was opening an investigation as to whether TXU Europe and Electrabel acted in concert over share purchases in order to avoid making a formal takeover bid. If the two utilities are found to be in violation of Spanish securities law, they could face a substantial fine and other restrictions. The investigation is expected to last several months. TXU Europe is unable to determine what impact there may be, if any, as a result of the investigation. In the meantime, TXU Europe has not received any formal notification of whether the two companies' political rights (including voting rights) in Hidrocantabrico have been suspended. TXU Europe does not believe there has been any violation of Spanish securities laws and is fully cooperating with the investigation. TXU Europe has also indicated that it would support a full offer for Hidrocantabrico by a third party that has the support of Hidrocantabrico's Board of Directors.

      On May 11, 2000, TXU Corp. acquired all of the outstanding common and preferred stock of Fort Bend Communication Companies, Inc. (FBCC) for approximately $161 million in cash plus liabilities assumed. TXU Corp. expects to facilitate the growth of its communications operations by contributing substantially all of the assets of TXU Communications Company and FBCC into a joint venture, which would obtain external financing. This transaction would enable TXU Corp. to reduce short-term indebtedness by about $.9 billion.

      On May 4, 2000, TXU Australia was awarded a long-term lease by the government of South Australia to operate a 1,280-megawatt natural gas powered generating station. Funding for the $177 million project was provided from internal sources and bank borrowings.

      On July 13, 2000, TXU Europe agreed to purchase 51% of Stadtwerke Kiel AG, a German municipal utility, for approximately (pounds) 143 million ($215 million). The state parliament of Kiel unanimously approved the sale. The city government of Kiel, the state capital, will retain the other 49% of the utility, which has approximately 250,000 gas and electricity customers, 175 megawatts of power generation and 2.7 billion cubic feet of gas storage capacity. Final approval is needed from the European Union regulators before the acquisition can close. Such approval may take several months.

      On August 3, 2000, TXU Europe also announced its unconditional purchase of United Utilities' retail energy supply business, Norweb Energi (Norweb), for L310 million ($465 million). Financing was provided through existing bank lines. TXU Europe's existing supply business, Eastern Energy, has 2.7 million electricity and 0.7 million gas customers. Combined with Norweb's 1.8 million electricity and 0.4 million gas customers, the acquisition will create the UK's second largest energy retailer with 5.6 million accounts. The transaction also includes the assumption of Norweb's power purchase agreements, which will be integrated into TXU Europe's energy portfolio. On August 9, 2000, the Office of Gas and Electricity Markets issued a consultation paper on the regulatory issues involved in the acquisition. As the transaction is unconditional, TXU Europe has assumed the risk of, and responsibility for, obtaining all necessary regulatory approvals.

      Also on August 3, 2000, TXU Europe announced it had contracted its customer services operation to Vertex, United Utilities' customer services business. Customer services include the call centers, billing, credit management and debt collection. Eastern Energy's 1,250 customer services staff will transfer to Vertex on September 1, 2000.

      TXU Corp. will pursue potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and will dispose of nonstrategic assets to allow redeployment of resources into faster growing opportunities in an effort to enhance the long-term return to its shareholders.

      Since January 1, 2000, TXU Corp. has repurchased approximately 12.7 million shares of its common stock for $414 million. The cost of the repurchased shares, to the extent it exceeded the amount received upon issuance, has been charged to retained earnings. Additional repurchases may occur from time to time.

      External funds of a permanent or long-term nature are obtained through the issuance of common stock, preferred stock, trust securities and long-term debt by TXU Corp. and subsidiaries. The capitalization ratios of TXU Corp. at June 30, 2000 consisted of approximately 62% long-term debt, 6% preferred securities of subsidiary trusts, 2% preference and preferred stock and 30% common stock equity. Restricted cash of $1.1 billion pledged against TXU Europe lease obligations is included in other investments. Applying the cash pledged against related lease obligations, the capitalization ratios consisted of 60% long term debt, 6% preferred securities of subsidiary trusts, 2% preference and preferred stock and 32% common stock equity.

      ISSUANCES AND RETIREMENTS -- During the six months ended June 30, 2000, TXU Corp. issued, redeemed, reacquired or made scheduled principal payments on preference stock, acquisition facilities, other long-term debt and trust securities, as follows:



                                                                              Issuances         Retirements
                                                                              ---------         -----------
TXU Corp:
      Preference Stock....................................                       $  300           $   --
      Senior Notes........................................                           --              125

TXU Electric:
      First Mortgage Bonds................................                           --               85
      Other...............................................                           14               25

TXU Europe:
      Euro Medium Term Notes..............................                          355               --
      Preferred Securities of Subsidiary Perpetual Trust..                          150               --
      Revolving Credit Facility (Tranche B)...............                          322              610
      Other...............................................                           67              331

All Other Subsidiaries....................................                            3              257
                                                                                 ------           ------

      Total...............................................                       $1,211           $1,433
                                                                                 ======           ======


      At June 30, 2000, TXU Corp., TXU Electric and TXU Gas had no borrowings outstanding under the US Credit Agreements described in Note 4 of TXU Corp.'s 1999 Form 10-K. Letters of credit drawn under the agreement were $182 million as of June 30, 2000. The US Credit Agreements primarily support commercial paper borrowings. At June 30, 2000, outstanding commercial paper borrowings supported by both facilities totaled $2.2 billion.

      No other substantive changes to financing arrangements have occurred subsequent to December 31, 1999 except as described in Note 3 to Financial Statements. See Notes 3 and 4 to Financial Statements for further details concerning short-term financing and capitalization. Early redemptions of preferred stock and long-term debt may occur from time to time in amounts presently undetermined.

REGULATION AND RATES

      UK -- NEW ELECTRICITY TRADING ARRANGEMENTS (NETA) -- The implementation of NETA is now scheduled for November 21, 2000. The arrangements provide those wishing to buy and sell electricity the freedom to enter into directly negotiated contracts instead of having to trade through a central electric pool. It is expected that under the new arrangements bulk electricity will be traded on one or more exchanges and through a variety of bilateral and multilateral contracts and that market participants will include not only generators and suppliers but also traders with physical positions, i.e. energy wholesalers.

      AUSTRALIA -- TXU Australia Group is subject to regulation by the Office of the Regulator General (ORG). The ORG has the power to issue licenses for the supply, distribution and sale of electricity within Victoria and regulates tariffs for the use of the distribution system. The Australian Competition and Consumer Commission is responsible for regulating transmission system tariffs. The electricity distribution tariffs applying to TXU Australia Electricity are effective until December 31, 2000.

      Following a detailed submission from TXU Australia in December 1999 and an Issues Paper released in February 2000, on May 31, 2000, the ORG published its draft decision in the 2001 Electricity Distribution Price Review. The draft decision proposes a reduction of 19% in TXU Australia Electricity's average distribution charges, resulting from the combined effect of a reduction in the cost of capital, the allocation of certain costs from the distribution business to the retail business and the pass-through of efficiency improvements made in the first regulatory period. This represents an average annual revenue reduction of A$53 million ($32 million) per year over the next five years. A final decision is due to be published by the ORG in September 2000.

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

      The gas distribution tariffs applying to TXU Australia Gas are effective until December 31, 2002, at which time a price review process will occur prior to new tariffs being approved by the ORG for not less than a five-year period. After the next period, prices will be set for periods nominated by TXU Australia Gas and approved by the ORG. TXU Australia is not able to predict the outcome of this review or the impact on its financial position or results of operations.

      Although TXU Corp. cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in the 1999 Form 10-K and this Form 10-Q, which might significantly alter its financial position, results of operations or cash flows. See Note 5 to Financial Statements.

CHANGES IN ACCOUNTING STANDARDS

      Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended and amended, is effective for TXU Corp. beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. TXU Corp. is currently evaluating the impact the adoption of this standard will have on its financial position and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in TXU Corp.'s 1999 Form 10-K and is therefore not presented herein. Since December 31, 1999 there has been basically no change in the foreign currency contracts as disclosed in the 1999 Form 10-K; however, the estimated fair value of such contracts has improved $102 million to a favorable $65 million, principally from the decline in the exchange rate for UK pound sterling into US dollars.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      In January 1999, the Hindustan Development Corporation issued arbitration proceedings in the Arbitral Tribunal in Delhi, India against The Energy Group plc (TEG), now known as Energy Holdings (No. 3) Limited, claiming damages of (pounds) 255 million ($387 million) for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. TXU Europe is vigorously defending this claim and cannot predict the outcome of these proceedings. Arbitration has been completed and the decision of the arbitrators is expected in September 2000.

      In November 1998, five complaints were filed in the High Court of Justice in London, Queens Bench Division, Commercial Court, against subsidiaries of TXU Europe Group by five of their former sales agencies. The agencies claimed a final total of (pounds) 133 million ($202 million) arising from the summary termination for the claimed fundamental breach of their respective contracts in April 1998. The five agencies claimed damages for failure to give reasonable notice and for compensation under the UK Commercial Agents Regulations 1994. The complaints were settled in June 2000, following a mediation ordered by the High Court, for approximately (pounds) 6 million ($9 million). There was no impact on the income statement, as TXU Europe Group had previously made provisions for such estimated expenses.

      In August 1998, the Gracy Fund, L.P. (Gracy Fund) filed suit in the United States District Court for the Northern District of Texas against EEX Corporation
(EEX), formerly Enserch Exploration, Inc., TXU Corp., David W. Biegler, Gary J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The Gracy Fund sought to represent a class of certain purchasers of the common stock of ENSERCH Corporation (now TXU Gas) and EEX based upon claims of various violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Also in August 1998, Stan C. Thorne (Thorne) filed suit in the United States District Court for the Southern District of Texas against EEX, TXU Gas, DeGolyer & MacNaughton, David W. Biegler, Gary J. Junco, Fredrick S. Addy and B. K. Irani and sought to represent a certain class of purchasers of common stock of EEX. In December 1998, the United States District Court for the Northern District of Texas issued an Order consolidating the Gracy Fund and the Thorne suits (Consolidated Action). In January 1999, the Gracy Fund ET AL. filed an amended class action complaint in the Consolidated Action against EEX, TXU Gas, David W. Biegler, Gary J. Junco, Thomas Hamilton, J. Philip McCormick, Fredrick S. Addy and B. K. Irani. TXU Corp. and Erle Nye were omitted as defendants pursuant to a tolling agreement. The individual named defendants are current or former officers and/or directors of EEX, and Mr. Biegler has been an officer and director of TXU Gas. The amended complaint alleges violations of provisions of the Securities Act and the Exchange Act. The plaintiff in the Consolidated Action represents a class of persons acquiring stock of ENSERCH Corporation and/or EEX between August 3, 1995 and August 5, 1997, inclusive. The parties to the Consolidated Action entered into an agreement that TXU Gas expects to form the basis of the settlement of this litigation, subject to the completion of confirmatory discovery by the plaintiffs and approval of the Court. The terms of this agreement required TXU Gas to pay $5 million into escrow.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      TXU Corp. held its Annual Meeting of Shareholders on May 12, 2000. The following items were presented to the shareholders with the following results:

                                                                          Votes
                                                                       Withheld or
     Election of Directors                            Votes for           Against        Abstentions
     ------------------------------------            -----------       ------------      -----------
     Derek C. Bonham                                 229,093,745         2,252,126           None
     J. S. Farrington                                229,073,653         2,272,218           None
     William M. Griffin                              228,808,316         2,537,555           None
     Kerney Laday                                    229,141,628         2,204,243           None
     Margaret N. Maxey                               228,770,183         2,575,688           None
     James A. Middleton                              229,195,735         2,150,136           None
     Erle Nye                                        229,090,531         2,255,340           None
     J. E. Oesterreicher                             229,100,151         2,245,720           None
     Charles R. Perry                                228,918,349         2,427,522           None
     Herbert H. Richardson                           228,998,682         2,347,189           None

     Selection of Deloitte & Touche LLP              229,563,902           663,715         1,118,254
       As Independent Accountants

     Corporate Name Change                           228,891,926         1,197,152         1,256,793

     Reapproval of Annual Incentive Plan             221,924,480         7,310,809         2,110,582

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   (a)    Exhibits filed as a part of Part II are:

     3(b) Statement of Resolution Establishing Flexible Money Market Cumulative
          Preference Stock Series B of TXU Corp.

     15 Letter from independent accountants as to unaudited interim financial information

     27   Financial Data Schedules

     99 Condensed Statements of Consolidated Income -- Twelve Months Ended June 30, 2000 and 1999.

   (b) Reports on Form 8-K filed since March 31, 2000:


          Date of Report             Item Reported
          --------------             -------------

          May 16, 2000               Item 5.  Other Events

                                     Item 7.  Financial Statements and Exhibits

          August 1, 2000             Item 5.  Other Events

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


Date:  August 10, 2000