Form 10-Q
period 2000-09-30
TXU CORP /TX/
filed 2000-11-14
CIK 1023291

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


COMMON STOCK OUTSTANDING AT NOVEMBER 10, 2000: 258,132,897 shares, without par value.

===============================================================================

TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION


                                                                                                        PAGE

            ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Statements of Consolidated Income -
                  Three and Nine Months Ended September 30, 2000 and 1999............................     3

                  Condensed Statements of Consolidated Comprehensive Income -
                  Three and Nine Months Ended September 30, 2000 and 1999............................     4

                  Condensed Statements of Consolidated Cash Flows -
                  Nine Months Ended September 30, 2000 and 1999......................................     5

                  Condensed Consolidated Balance Sheets -
                  September 30, 2000 and December 31, 1999...........................................     6

                  Notes to Financial Statements......................................................     8

                  Independent Accountants' Report....................................................    21

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS......................................................    22

             ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................    32

PART II. OTHER INFORMATION

             ITEM 1.  LEGAL PROCEEDINGS..............................................................    33

             ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................    33

             ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................    34

SIGNATURE............................................................................................    35

                          PART I. FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                           TXU CORP. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                                          2000         1999          2000           1999
                                                                          ----         ----          ----           ----
                                                                          MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS

OPERATING REVENUES...................................................    $5,834       $4,435        $15,202        $12,632
                                                                        -------      -------        -------        -------

OPERATING EXPENSES
     Energy purchased for resale and fuel consumed...................     3,794        2,384          9,592          7,052
     Operation and maintenance.......................................       789          709          2,232          2,142
     Depreciation and other amortization.............................       222          254            743            805
     Goodwill amortization...........................................        55           49            152            143
     Taxes other than income.........................................       159          154            478            471
                                                                        -------      -------        -------        -------
           Total operating expenses..................................     5,019        3,550         13,197         10,613
                                                                        -------      -------        -------        -------

OPERATING INCOME.....................................................       815          885          2,005          2,019

OTHER INCOME (DEDUCTIONS) - NET......................................        58           35            191              7
                                                                        -------      -------        -------        -------

INCOME BEFORE INTEREST, OTHER CHARGES AND INCOME TAXES...............       873          920          2,196          2,026
                                                                        -------      -------        -------        -------

INTEREST INCOME......................................................        28           36             95             98

INTEREST EXPENSE AND OTHER CHARGES
     Interest........................................................       375          373          1,103          1,087
     Distributions on  mandatorily redeemable, preferred
          securities of subsidiary trusts, each holding solely
          junior subordinated debentures of the obligated company:
               TXU Corp. obligated...................................         8            5             23             13
               Subsidiary obligated..................................        20           20             59             59
     Preferred stock dividends of subsidiaries.......................         3            3             10             10
     Distributions on preferred securities of subsidiary perpetual
         trust of TXU Europe.........................................         4           --              9             --
     Allowance for borrowed funds used during
         construction and capitalized interest.......................        (3)          (1)            (8)            (7)
                                                                        -------      -------        -------        -------
           Total interest expense and other charges..................       407          400          1,196          1,162
                                                                        -------      -------        -------        -------

INCOME BEFORE INCOME TAXES...........................................       494          556          1,095            962

INCOME TAX EXPENSE...................................................       160          195            341            320
                                                                        -------      -------        -------        -------

NET INCOME...........................................................       334          361            754            642

PREFERENCE STOCK DIVIDENDS...........................................         6           --              6             --
                                                                        -------      -------        -------        -------

NET INCOME AVAILABLE FOR COMMON STOCK................................   $   328      $   361        $   748        $   642
                                                                        =======      =======        =======        =======

Average shares of common stock outstanding (millions)................       262          276            266            280

Per share of common stock:
     Basic earnings..................................................     $1.25        $1.31          $2.81          $2.30
     Diluted earnings................................................     $1.25        $1.31          $2.81          $2.30
     Dividends declared..............................................     $0.60       $0.575          $1.80         $1.725


See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                             SEPTEMBER 30,             SEPTEMBER 30,
                                                                           2000         1999       2000           1999
                                                                           ----         ----       ----           ----
                                                                                        MILLIONS OF DOLLARS


NET INCOME.....................................................            $ 334        $ 361      $ 754          $ 642
                                                                           -----        -----      -----          -----

OTHER COMPREHENSIVE INCOME (LOSS) --
   Net change during period, net of tax effects:
        Foreign currency translation adjustments...............             (181)         118       (421)             1
        Unrealized holding gains (losses) on investments.......              (27)          (1)        34              2
        Reclassification to other income (deductions) - net
             of gain realized on sale of SME...................              (14)          --        (14)            --
        Minimum pension liability adjustments..................               --           --         --              1
                                                                           -----        -----      -----          -----
              Total............................................             (222)         117       (401)             4
                                                                           -----        -----      -----          -----

COMPREHENSIVE INCOME...........................................            $ 112        $ 478      $ 353          $ 646
                                                                           =====        =====      =====          =====


See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                                                                                                   NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                  -------------------
                                                                                                  2000           1999
                                                                                                  MILLIONS OF DOLLARS

CASH FLOWS - OPERATING ACTIVITIES
     Net income...................................................................                 $   754       $  642
     Adjustments to reconcile net income to cash provided by operating activities:
         Depreciation and amortization ...........................................                   1,070        1,085
         Deferred income taxes  and investment tax credits - net .................                    (122)         121
         Gains from the sale of  assets...........................................                    (186)          --
         Reduction of revenues for earnings in excess of earnings cap.............                     247           59
         Other....................................................................                     (11)          (8)
         Changes in operating assets and liabilities:
                Accounts receivable...............................................                    (679)         460
                Inventories.......................................................                      40            9
                Accounts payable..................................................                     833         (252)
                Interest and taxes accrued........................................                     131          102
                Other working capital ............................................                    (348)         167
                Over/(under)-recovered fuel revenue - net of deferred taxes.......                    (326)         (71)
                Energy marketing risk management assets and liabilities...........                     (33)        (216)
                Other - net.......................................................                     (47)        (149)
                                                                                                  --------     --------
                       Cash provided by operating activities......................                   1,323        1,949
                                                                                                  --------     --------

CASH FLOWS - FINANCING ACTIVITIES
    Issuances of securities:
        Acquisition and interim facilities........................................                      --          926
        Other long-term debt......................................................                   1,774        4,650
        Preferred securities of subsidiary perpetual trust of TXU Europe..........                     150           --
        Preference stock..........................................................                     300           --
        Common stock..............................................................                       1            1
    Retirements/repurchases of securities:
        Acquisition and interim facilities........................................                      --       (1,225)
        Other long-term debt/obligations..........................................                  (1,890)      (1,385)
        Common stock..............................................................                    (596)        (250)
    Change in notes payable:
        Commercial paper..........................................................                     (59)      (1,154)
        Banks.....................................................................                      89         (476)
    Cash dividends paid:
        Common stock..............................................................                    (479)        (485)
        Preference stock..........................................................                      (5)          --
    Debt premium, discount, financing and reacquisition expenses..................                     (32)         (60)
                                                                                                  --------     --------
                        Cash  provided by (used in) financing activities..........                    (747)         542
                                                                                                  --------     --------

CASH FLOWS - INVESTING ACTIVITIES
    Construction expenditures.....................................................                    (957)      (1,192)
    Acquisitions of businesses ...................................................                    (808)      (1,013)
    Proceeds from sale of assets..................................................                     785           45
    Cash distribution from equity investee........................................                     599           --
    Nuclear fuel .................................................................                     (47)         (55)
    Other.........................................................................                    (312)        (191)
                                                                                                  --------     --------
                        Cash used in investing activities.........................                    (740)      (2,406)
                                                                                                  --------     --------

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS.............................                     (32)         (32)
                                                                                                  --------     --------

NET CHANGE IN CASH AND CASH EQUIVALENTS...........................................                    (196)          53

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE.....................................                     560          796
                                                                                                  --------     --------

CASH AND CASH EQUIVALENTS - ENDING BALANCE........................................                 $   364       $  849
                                                                                                  ========     ========

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                              SEPTEMBER 30,
                                                                                                  2000         DECEMBER 31,
                                                                                               (UNAUDITED)         1999
                                                                                              -------------   --------------
                                                                                                   MILLIONS OF DOLLARS

PROPERTY, PLANT AND EQUIPMENT
     United States (US):
           Electric...................................................................             $23,879        $23,599
           Gas distribution and pipeline..............................................               1,479          1,378
           Other......................................................................                 733          1,004
                                                                                                   -------        -------
                  Total...............................................................              26,091         25,981
           Less accumulated depreciation..............................................               8,614          8,159
                                                                                                   -------        -------
                  Net of accumulated depreciation.....................................              17,477         17,822
           Construction work in progress..............................................                 441            314
           Nuclear fuel (net of accumulated amortization:  2000--$700;  1999--$635)...                 155            171
           Held for future use........................................................                  23             24
           Reserve for regulatory disallowances.......................................                (836)          (836)
                                                                                                   -------        -------
                  Net US property, plant and equipment................................              17,260         17,495

      Europe - Electric and other (net of accumulated depreciation: 2000--$514;
         1999--$424)..................................................................               4,045          4,394

      Australia - Electric and gas distribution (net of accumulated  depreciation:
         2000--$204;  1999--$196).....................................................               1,568          1,751
                                                                                                   -------        -------

                  Net  property, plant and equipment..................................              22,873         23,640
                                                                                                   -------        -------

  INVESTMENTS
      Goodwill (net of accumulated amortization: 2000--$442;  1999--$345).............               7,539          7,519
      Other investments...............................................................               2,865          2,876
                                                                                                   -------        -------
                  Total investments...................................................              10,404         10,395
                                                                                                   -------        -------

  CURRENT ASSETS
       Cash and cash equivalents......................................................                 364            560
       Accounts  receivable (net of allowance for uncollectible  accounts: 2000--$65;
          1999--$50)..................................................................               2,284          1,492

       Inventories - at average cost:
          Materials and supplies......................................................                 229            261
          Fuel stock..................................................................                 185            230
          Gas stored underground......................................................                 143            131
      Energy marketing risk management assets.........................................               1,057            619
      Other current assets............................................................                 453            607
                                                                                                   -------        -------
                   Total current assets...............................................               4,715          3,900
                                                                                                   -------        -------

  OTHER ASSETS
       Regulatory assets..............................................................               2,000          1,784
       Long-term prepayments..........................................................                 610            577
       Energy marketing risk management assets........................................                 250            151
       Other deferred debits..........................................................                 600            451
                                                                                                   -------        -------
                   Total other assets.................................................               3,460          2,963
                                                                                                   -------        -------

                             Total....................................................             $41,452        $40,898
                                                                                                   =======        =======


  See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                                                              SEPTEMBER 30,
                                                                                                  2000         DECEMBER 31,
                                                                                               (UNAUDITED)         1999
                                                                                              -------------   --------------
                                                                                                   MILLIONS OF DOLLARS

CAPITALIZATION
     Common stock without par value:
           Authorized shares:  1,000,000,000
           Outstanding shares:   2000--258,133,006 and 1999--276,406,519......                  $  6,356        $  6,795
     Retained earnings........................................................                     1,814           1,691
     Accumulated other comprehensive income (loss):
           Foreign currency translation adjustments...........................                      (590)           (169)
           Unrealized holding gains on investments............................                        41              21
           Minimum pension liability adjustments..............................                        (4)             (4)
                                                                                                --------         -------
                   Total common stock equity..................................                     7,617           8,334
     Preference stock.........................................................                       300              --
     Preferred stock of subsidiaries:
           Not subject to mandatory redemption................................                       190             190
           Subject to mandatory redemption....................................                        21              21
     Preferred securities of subsidiary perpetual trust of TXU Europe.........                       150              --
     Mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated company:
              TXU Corp. obligated.............................................                       368             368
              Subsidiary obligated............................................                       976             971
     Long-term debt, less amounts due currently...............................                    15,369          16,325
                                                                                                --------         -------
                   Total capitalization.......................................                    24,991          26,209
                                                                                                --------         -------

CURRENT LIABILITIES
      Note payable:
          Commercial paper....................................................                     1,809           1,903
          Banks...............................................................                     1,312           1,385
      Long-term debt due currently............................................                     1,716           1,288
      Accounts payable........................................................                     2,289           1,442
      Energy marketing risk management liabilities............................                       951             525
      Dividends declared......................................................                       152             172
      Taxes accrued...........................................................                       596             474
      Interest accrued........................................................                       302             310
      Other current liabilities...............................................                       900             898
                                                                                                --------         -------
                   Total  current liabilities.................................                    10,027           8,397
                                                                                                --------         -------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
     Accumulated deferred income taxes........................................                     3,615           3,936
     Investment tax credits...................................................                       507             524
     Energy marketing risk management liabilities.............................                       114              12
     Other deferred credits and noncurrent liabilities........................                     2,198           1,820
                                                                                                --------         -------
                   Total deferred credits and other noncurrent liabilities....                     6,434           6,292
                                                                                                --------         -------

CONTINGENCIES (Note 6)
                                                                                                --------         -------

                         Total ...............................................                   $41,452         $40,898
                                                                                                ========         =======

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

      TXU Corp. engages in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission, distribution and sale of natural gas; energy marketing, energy services; telecommunications; and other businesses.

      In February 1999, TXU Australia acquired from the Government of Victoria, Australia, the gas retail business of TXU Pty. Ltd., formerly known as Kinetik Energy Limited (TXU Australia Gas Retail), and the gas distribution operations of TXU Networks (Gas) Pty. Ltd., formerly known as Westar Pty. Ltd. (TXU Australia Gas Networks) (together, TXU Australia Gas). Since the acquisition of TXU Australia Gas was a purchase business combination for accounting purposes, no financial or other information is presented for periods prior to the date of acquisition. Consolidated pro forma income and earnings per share for the nine-month period ended September 30, 1999, assuming the acquisition of TXU Australia Gas had occurred at the beginning of that period, would not have differed significantly from reported results.

      TXU Europe and EDF London Investments plc, a subsidiary of Electricite de France, received final approval from the Office of Gas and Electricity Markets covering England, Scotland and Wales (OFGEM) in March 2000, and created an equally held joint venture company, named "24seven", for the management, operation and maintenance of their subsidiaries' respective electricity distribution networks. The new joint venture began operations on April 7, 2000. TXU Europe accounts for its investment in 24seven by the equity method of accounting. 24seven serves over five million electricity customers in London and the eastern counties of England. Employees of the joint venturers' subsidiaries, Eastern Electricity plc (Eastern Electricity) and London Electricity plc, have been transferred to 24seven. The physical distribution system assets, as well as all operating licenses, continue to be owned separately by Eastern Electricity and London Electricity plc.

      In March 2000, TXU Europe (Espana) S.L., a subsidiary of TXU Europe, announced its intention to make a cash offer to acquire all of the shares of Hidroelectrica del Cantabrico, S.A. (Hidrocantabrico) that TXU Europe did not then own. Later in March 2000, after a competing bid had been subsequently issued, TXU Europe announced that it would not pursue its offer. In a series of private transactions since that date, TXU Europe acquired additional shares in Hidrocantabrico and directly or indirectly holds approximately 19.2% of the outstanding shares. TXU Europe has a purchase option to acquire an additional 4.9% of the stock in Hidrocantabrico currently held by Electrabel SA (Electrabel), an electricity company in Belgium, if Electrabel elects to sell its interest in Hidrocantabrico to another company during a one year period beginning July 4, 2000. TXU Europe is subject to a conditional put option by which it can be required to purchase the 10.0% interest in Hidrocantabrico held by Electrabel to the extent Electrabel is required to dispose of its holding in Hidrocantabrico by European Union or Spanish Competition Authorities during a one year period beginning July 4, 2000. The conditions of this put option include a reasonable notice period before execution. TXU Europe's shareholding would not consequently hold 25% or more of Hidrocantabrico as a result. Results of operations for the nine months ended September 30, 2000 include approximately (pound)7 million ($11 million) of costs incurred in connection with the offer for Hidrocantabrico. TXU Europe has indicated that if the Hidrocantabrico Board of Directors acted to suspend TXU Europe's political rights (including voting rights) in the Hidrocantabrico shares, TXU Europe would likely contest such suspension. TXU Europe has also indicated that it would support a full offer for Hidrocantabrico by a third party that has the support of Hidrocantabrico's Board of Directors and that, given terms favorable to TXU Europe would sell its interest in Hidrocantabrico.

      In May 2000, TXU Corp. acquired all of the outstanding stock of Fort Bend Communications, Inc. (FBCC) for approximately $161 million in cash plus liabilities assumed. In August 2000, TXU Corp. formed a joint venture with investors by contributing the stock of its telecommunications subsidiaries, including FBCC, to Pinnacle One Partners, L.P. (Pinnacle or the joint venture) for a 50% voting interest and a distribution of approximately $600 million in cash. The investors contributed $150 million for the remaining 50% voting interest. These transactions, together, are referred to as the Pinnacle Transactions. TXU Corp.'s telecommunications subsidiaries contributed to the joint venture are no longer consolidated, and TXU Corp.'s investment in the joint venture is accounted for on the equity method. The non-cash impact of these transactions is summarized below:


     Assets contributed (including goodwill of $353 million).....      $ (741)
     Liabilities assumed by Pinnacle ............................         264
     Equity investment ..........................................        (122)
                                                                      -------
     Net cash distribution from equity investee .................      $  599
                                                                       ======

      On May 4, 2000, TXU Australia acquired certain assets and liabilities of Optima Energy Pty Ltd from the government of South Australia. The purchase included a 100-year lease to operate a 1,280-megawatt natural gas powered generating station. Funding for the $177 million project was provided from internal sources and bank borrowings.

      On July 13, 2000, TXU Europe agreed to purchase 51% of Stadtwerke Kiel AG, a German municipal utility, for approximately (pound)143 million ($215 million). The state parliament of Kiel and European Union regulators have approved the sale. The city government of Kiel, the state capital, will retain the other 49% of the utility. The closing date of the acquisition will be in January 2001.

      On August 31, 2000, TXU Europe completed the sale of its interest in Severomoravska energetika, a.s. (SME), for total proceeds of approximately (pound)51 million ($75 million). TXU Europe recognized a pre-tax gain of (pound)20 million ($30 million) from the sale, which has been recorded in Other Income (Deductions) - Net.

      On August 3, 2000, TXU Europe announced its unconditional purchase of United Utilities plc's retail energy supply business, Norweb Energi (a division of Norweb plc) for (pound)310 million ($453 million). Total consideration, including direct costs of the acquisition, was (pound)353 million ($516 million). Financing was provided through existing bank lines and cash balances on hand. The transaction also includes the assumption of certain of Norweb Energi's obligations, including its power purchase agreements, which will be integrated into TXU Europe's energy portfolio. The agreements provide for purchase of power by TXU Europe at prices that are currently above market. On October 13, 2000, the Secretary of State for Trade and Industry announced it would not refer the acquisition to the Competition Commission, thereby granting regulatory approval for the acquisition.

      The acquisition of Norweb Energi (Norweb) was accounted for as a purchase business combination. The assets and liabilities of Norweb at the acquisition date have been adjusted to their estimated fair values. The process of determining the fair value of assets and liabilities of Norweb has not been completed; however, the excess of the purchase consideration plus acquisition costs over a preliminary estimate of net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of (pound)634 million ($927 million) which is being amortized over 20 years. This amount is subject to revision as additional information about the fair value of Norweb's assets acquired and liabilities assumed is evaluated. The final determination of the purchase accounting adjustments requires additional information and analysis, which is ongoing and is expected to be completed within one year of the acquisition date. The results of operations of Norweb are reflected in the consolidated financial statements of TXU Corp. from the August 3, 2000 effective date of the acquisition.

      The following summary of unaudited pro forma consolidated results of TXU Corp.'s operations reflect the acquisition of Norweb as though it had occurred at the beginning of the respective periods presented.


                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                        --------------------
                                                                         2000           1999
                                                                        --------      ------

    Revenues ...................................................        16,124        13,772
    Operating Income ...........................................         2,120         2,124
    Net Income .................................................           795           693
    Earnings per share of common stock:
        Basic ..................................................         $2.99         $2.48
        Diluted ................................................         $2.99         $2.48

      These pro forma results are not necessarily indicative of what the actual results would have been had the acquisition occurred at the beginning of these periods. Further, the pro forma results are not intended to be a projection of future results of the combined companies. The non-cash impact of this transaction is summarized below:


                                                                    NINE MONTHS ENDED
                                                                   SEPTEMBER 30, 2000
                                                                   ------------------


    Fair value of assets acquired ............................           $228
    Goodwill .................................................            947
    Liabilities assumed ......................................           (705)
                                                                         ----
         Cash used .........................................             $470
                                                                         ====

      On August 3, 2000, TXU Europe announced it had contracted its customer services operation to Vertex Data Science Limited (Vertex), United Utilities plc's customer services business. Customer services include the call centers, billing, credit management and debt collection. TXU Europe's 1,335 customer services staff transferred to Vertex on September 1, 2000.

2.    SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION -- The condensed consolidated financial statements of TXU Corp. and its subsidiaries have been prepared on the same basis as those in its 1999 Form 10-K and, in the opinion of management, all adjustments (constituting only normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to current classifications. The cumulative effect of the change in accounting principle for depreciation of $14 million (pretax) recorded by TXU Europe was not material to TXU Corp. and is reported in Other Income (Deductions) - Net. All dollar amounts in the financial statements and tables in the notes, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

      CHANGES IN ACCOUNTING STANDARDS -- Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), is effective for TXU Corp. beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value.

      The process relating to implementation of SFAS No. 133 has been ongoing since July 1999. To date, all derivatives within TXU Corp. have been identified pursuant to SFAS No. 133 requirements. TXU Corp. is in the process of designating, documenting and assessing hedging relationships, the majority of which are expected to result in cash-flow hedges that require TXU Corp. to record the derivative assets or liabilities at fair value on its statement of financial position with an offset in Other Comprehensive Income to the extent the hedge is effective. Hedge ineffectiveness will be recorded in earnings. TXU Corp. globally accounts for its trading activities on a mark-to-market basis, which, for the most part, will not be affected by the implementation of SFAS No. 133.

      TXU Corp. continues to evaluate the impact of SFAS No. 133, as well as the ongoing implementation issues currently being addressed by the Derivatives Implementation Group. As a result, the direct financial impact of the application of hedge accounting and the transition adjustment on TXU Corp.'s financial position and results of operations has yet to be determined.

      EARNINGS PER SHARE -- Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the period reported. Diluted earnings per share include the effect of potential common shares resulting from the assumed exercise of all outstanding stock options and settlement of forward stock purchase agreements. TXU Corp. has outstanding certain instruments that are convertible into common stock or that may be settled with common stock but do not qualify as dilutive securities for computation of earnings per share. The following table details the number of shares of common stock added to the average shares outstanding for the purpose of calculating diluted earnings per share.

                                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                              ------------------      -----------------
                                                               2000         1999       2000      1999
                                                               ----         ----       ----      ----

Shares of common stock
     (in thousands)..............................               240           87        443        99

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

      In June 2000, TXU Europe renegotiated the terms and amounts it could borrow under a short-term facility. The amended facility allows for aggregate borrowings of (euro)506 million ($445 million) which can be borrowed by TXU Europe (up to (euro)200 million expiring November 30, 2000) and TXU Europe Group plc. (up to (euro)306 million expiring May 1, 2001) at variable interest rates based on LIBOR plus a margin. The amount outstanding at September 30, 2000 was
(euro)506 million ($445 million) at a weighted average annual interest rate of 5.30%.

      TXU Europe and TXU Finance (No. 2) Limited (TXU Finance), 90% owned by TXU Europe, have a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit Agreement). In March 2000, the Tranche A 364-day revolving credit facility under the Sterling Credit Agreement expired. In May 2000, TXU Europe entered into a six-month (pound)200 million revolving credit facility with a commercial bank to serve as a temporary replacement for the former Tranche A facility. Borrowings could be made in any available currency and interest was based on LIBOR plus a margin. As of September 30, 2000, (euro)267 million ($214 million) was outstanding at an annual interest rate of 5.28% and 1.452 billion Czech koruna ($36 million) was outstanding at an annual interest rate of 6.10%. The facility expired on October 30, 2000. The euro borrowings were paid with borrowings under the Tranche B revolving credit facility of the Sterling Credit Agreement and the Czech koruna borrowings were paid down with cash proceeds on hand from the sale of SME and with borrowings of 1.275 billion Czech koruna ($32 million) from a new 1.5 billion Czech koruna facility which expires in April 2001.

      On August 23, 2000, TXU Europe entered into a new (pound)300 million 364-day revolving credit facility that expires August 22, 2001. In connection with this facility, Eastern Electricity reduced the limits under its separate revolving credit facility from (pound)250 million to (pound)150 million. There were no borrowings outstanding under either of these facilities at September 30, 2000.

      In March 2000, TXU Australia established a A$750 million unsecured note program. The program was increased to A$1,500 million in August 2000. Short-term notes issued under this program replaced commercial paper previously issued by TXU Australia Electricity (formerly, Eastern Energy Limited). The short-term borrowings under the program are restricted to the amount available under qualifying support facilities which comprise A$455 million plus any undrawn amounts under the bank facilities, which vary from time to time. At September 30, 2000, the outstanding short-term note balance was approximately A$279 million ($152 million) at an annual interest rate of 6.53%. At September 30, 2000, the amount restricted under this program was A$537 million ($292 million).

      ACCOUNTS RECEIVABLE -- Eastern Electricity continually sells additional receivables under its receivable financing program to replace those collected. At September 30, 2000, accounts receivable of Eastern Electricity of (pound)193 million ($282 million) had been sold under the program. A further (pound)95 million ($139 million) of Future receivables collateralize short-term loans. These borrowings bear interest at an annual rate, based on commercial paper rates plus a margin, which was 6.10% at September 30, 2000. TXU Electric and TXU Gas also have facilities which provide financing through sales of receivables, the amounts and terms of which have not changed from December 31, 1999.

4.    CAPITALIZATION

      COMMON STOCK -- During the nine months ended September 30, 2000, TXU Corp. repurchased approximately 18.6 million shares of its common stock for $600 million. The cost of the repurchased shares, to the extent it exceeded the amount received upon issuance, has been charged to retained earnings. Additional purchases may occur from time to time, as $522 million remains authorized for purchase under the common stock repurchase program.

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

      In connection with the Pinnacle Transactions, TXU Corp. issued 810,000 shares of its Mandatorily Convertible Single Reset Preference Stock, Series C (Series C Preference Stock) to Pinnacle One Share Trust, a consolidated trust (Share Trust). The Series C Preference Stock has a liquidation preference of $1,000 per share. Remarketing of the Series C Preference Stock held by the Share Trust or the issuance of additional TXU Corp. common stock to the Share Trust could occur in the event of a default by Pinnacle or a significant market decline in TXU Corp.'s common stock coupled with a decline in the credit ratings for TXU Corp.'s unsecured, senior long-term obligations. The Series C Preference Stock held by the Pinnacle One Share trust does not currently accrue dividends.

      PREFERRED SECURITIES OF SUBSIDIARY PERPETUAL TRUST OF TXU EUROPE -- In March 2000, TXU Europe Capital I, a statutory business trust, established as a financing subsidiary for TXU Europe, issued to investors $150 million of 9 3/4% Trust Originated Preferred Securities (Preferred Trust Securities), in 6,000,000 units. The proceeds from this issuance were invested in Preferred Partnership Securities issued by TXU Europe

Funding I, L.P., a limited partnership of which TXU Europe is the general partner. The Preferred Trust Securities have a liquidation preference of $25 per unit. The only assets of the trust are the Preferred Partnership Securities. The Trust has a perpetual existence, subject to certain termination events as provided in its Amended and Restated Trust Agreement. The Preferred Trust Securities are subject to mandatory redemption upon payment of the Preferred Partnership Securities which may be redeemed at the option of TXU Europe, in whole, or in part, at any time on or after March 2, 2005. TXU Europe has issued certain limited guarantees of the Preferred Trust Securities, the Preferred Partnership Securities and the junior subordinated debentures held by TXU Europe Funding I, L.P. The trust uses distributions it receives on the Preferred Partnership Securities to make cash distributions on the Preferred Trust Securities.

      TXU CORP. OR SUBSIDIARY OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUSTS, EACH HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF TXU CORP. OR RELATED SUBSIDIARY (TRUST SECURITIES) -- The statutory business trust subsidiaries had Trust Securities and Trust Assets outstanding, as follows:


                                                 TRUST SECURITIES                              TRUST ASSETS             MATURITY
                             ----------------------------------------------------------  ----------------------------   --------
                                     UNITS (000'S)                   AMOUNT                       AMOUNT
                             ---------------------------    ---------------------------  ----------------------------
                             SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,  SEPTEMBER 30,   DECEMBER 31,
                                 2000           1999            2000           1999          2000             1999
                             ------------    -----------    ------------    -----------   ------------    ------------

TXU CORP.

TXU Capital I
    (7.25% Series)......          9,200          9,200           $ 223          $ 223          $ 237          $ 237        2029
TXU Capital II
    (8.7% Series).......          6,000          6,000             145            145            155            155        2034
                                -------        -------         -------        -------        -------        -------
    Total TXU Corp......         15,200         15,200             368            368            392            392
                                -------        -------         -------        -------        -------        -------

TXU ELECTRIC

TXU Electric Capital I
    (8.25% Series)......          5,871          5,871             141            141           155             155        2030
TXU Electric Capital III
    (8.00% Series)......          8,000          8,000             194            194           206             206        2035
TXU Electric Capital IV
    (Floating Rate Trust
    Securities)(a)......            100            100              98             97           103             103        2037
 TXU Electric Capital V
    (8.175% Trust
    Securities).........            400            400             396            392           412             412        2037
                                -------        -------         -------        -------        -------        -------
    Total TXU Electric..         14,371         14,371             829            824           876             876
                                -------        -------         -------        -------        -------        -------

TXU GAS

TXU Gas Capital I
    (Floating Rate Trust
    Securities)(b)......            150            150             147            147           155             155        2028
                                -------        -------         -------        -------        -------        -------

    Total...............         29,721         29,721          $1,344         $1,339         $1,423         $1,423
                                =======        =======         =======        =======        =======        =======

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

LONG-TERM DEBT

      US -- In connection with the Pinnacle Transactions, TXU
Corp. issued a $336 million, 6.0% note payable due 2004 to Pinnacle with principal repayments of approximately $42 million each February and August beginning in 2001. Proceeds received from the debt issuance and the approximately $600 million cash distribution received from Pinnacle in connection with the contribution of its telecommunications subsidiaries were used to repay approximately $936 million of commercial paper.

      On October 17, 2000, TXU Gas issued $200 million aggregate principal amount of Putable Asset Term Securities due October 15, 2012. The securities have a fixed rate of 7-5/8% from the date of issuance through October 14, 2002. TXU Gas also assigned to a third party the right to call the securities. On October 15, 2002, the securities will be either mandatorily tendered to and purchased by the callholder or mandatorily redeemed by TXU Gas. If the callholder chooses to purchase the securities, TXU Gas may elect to have the securities remarketed for a floating rate period of up to one year, in which case the callholder must purchase the securities at the end of the floating rate period. If the callholder exercises its right to call the securities on October 15, 2002, or at the end of the floating rate period if applicable, the securities will be remarketed at a fixed rate for a ten year period. If the callholder does not purchase the securities on October 15, 2002, TXU Gas will be required to redeem all of the securities for 100% of the aggregate principal amount outstanding plus accrued interest, if any. Proceeds from the debt issuance and the assignment of the call option were used by TXU Corp. to repay commercial paper.

      EUROPE -- As of September 30, 2000, the amended Sterling Credit Agreement provides for borrowings of up to (pound)1.075 billion and has two facilities: a (pound)750 million term facility and a (pound)325 million revolving credit facility (Tranche B), both of which terminate on March 2, 2003. The Sterling Credit Agreement allows for borrowings in various currencies with interest rates based on the prevailing rates in effect in the countries in which the borrowings originate. As of September 30, 2000, (pound)750 million ($1.1 billion) of borrowings were outstanding under the term facility at an interest rate of 6.89% per annum. The outstanding Tranche B borrowing and interest rate in effect at September 30, 2000 consisted of 744 million Norwegian koruna ($82 million) at 7.76% per annum.

      TXU Europe has a (euro)2.0 billion Euro Medium Term Note (EMTN) program. Under the EMTN program, TXU Europe may from time to time issue notes to one or more dealers in an aggregate principal amount of up to (euro)2.0 billion. On September 4, 2000, (pound)100 million ($146 million) of EMTN notes were issued that are due September 4, 2001 and have an interest rate of 6.88%. As of September 30, 2000, (pound)225 million ($329 million) of 7.25% Sterling Eurobonds due March 8, 2030, were also outstanding. In September 2000, an interest rate swap relating to the Sterling Eurobond borrowings was closed and a replacement swap was entered into which converts the fixed interest rate to a floating rate based on LIBOR. The effective interest rate of the swap was 6.43% at September 30, 2000. On October 12, 2000, TXU Europe issued an additional (pound)50 million ($73 million) as an extension of the 7.25% Sterling Eurobonds due March 8, 2030 and on October 25, 2000, issued (pound)50 million ($73 million) of other EMTN notes due October 25, 2007 at 7.25%.

      TXU Europe has various interest rate and currency swaps in effect on the US$1.5 billion Senior notes that in effect change the interest rate on the borrowings from fixed to variable based on LIBOR payable in sterling and fix the principal amount to be repaid in sterling. In August 2000, TXU Europe entered into additional interest rate swaps on the Senior Notes that effectively convert the interest rate on the borrowings from variable back to a fixed rate payable in sterling. The weighted average rate in effect at September 30, 2000 was 6.61%. The fair value of these swaps was (pound)11 million ($16 million) at September 30, 2000.

      AUSTRALIA -- In February 2000, TXU Australia restructured its senior bank debt. The terms of all senior bank debt previously borrowed by TXU Australia and TXU Australia Electricity were renegotiated and maturity dates extended, so that all senior bank debt, aggregating approximately A$2.0 billion ($1.1 billion), now ranks equally to senior debt of TXU Australia. In June 2000, the maturity date was extended from June 30, 2000 to June 29, 2001 for the A$413 million subordinated acquisition facility, which is reported in Notes Payable-Banks on the balance sheet. Also in June 2000, a new A$120 million facility maturing December 29, 2000 was added. In September 2000, the A$200 million syndicated loan facility and the A$275 million Senior Acquisition facility were repaid in full and cancelled.

      In July 2000, TXU Australia made an offer to exchange any and all issued and outstanding 6.75% notes due 2006 and 7.25% notes due 2016 of TXU Australia Electricity notes of TXU Australia with comparable terms plus a cash component. As of September 30, 2000, the exchange offer had expired and $92.25 million of 6.75% notes and $50 million of 7.25% notes of TXU Australia were outstanding and $157.75 million of 6.75% notes and $40 million of 7.25% notes of TXU Australia Electricity were outstanding.

      On September 22, 2000, TXU Australia issued two tranches of medium-term notes on which payments were issued under a policy issued by MBIA Insurance Corporation. Totalling A$475 million ($259 million), the tranches consisted of A$200 million of fixed rate notes due September 2005 and A$275 million of floating rate notes due September 2007. The fixed rate notes bear interest semi-annually at a rate of 7.00% per annum, and the floating rate notes pay interest at a rate that is currently 7.02%. Proceeds from the issuance were used to repay the syndicated loan facility and the senior acquisition facility.

5.    REGULATION AND RATES

      US -- DOCKET NO. 21527 -- In October 1999, TXU Electric filed a petition with the Public Utility Commission of Texas (PUC) for a financing order (Docket No. 21527) to permit the issuance by a special purpose entity of $1.65 billion of transition bonds secured by payments designed to enable TXU Electric to recover its generation-related regulatory assets and other qualified costs in accordance with the legislation passed in 1999 to restructure the electric utility industry in Texas (1999 Restructuring Legislation). The proceeds received by TXU Electric are to be used solely for the purpose of retiring utility debt and equity. On May 1, 2000, the PUC signed a final order rejecting TXU Electric's request for the $1.65 billion and authorized only $363 million. TXU Electric filed an appeal on May 2, 2000 with the Travis County, Texas District Court.

      On September 7, 2000, the Travis County, Texas District Court issued a final judgment reversing that part of the PUC's financing order that utilized regulated asset life (up to 40 years) for purposes of present-valuing the benefits of securitization. Instead, the District Court ruled that a present-value period based upon stranded cost and regulatory asset recovery periods authorized under the 1999 Restructuring Legislation should have been used by the PUC. The District Court also ruled that the PUC statements in its financing order concerning the future impact of securitization of loss on reacquired debt were only an advisory opinion. The judgment affirmed other aspects of the PUC's financing order and ordered the case remanded to the PUC for further proceedings consistent with the judgment. TXU Electric and various other parties have appealed this judgment directly to the Texas Supreme Court. TXU Electric expects that any difference between the $1.65 billion and the amount finally authorized will continue to be deferred until recovery of generation-related assets is again addressed by the PUC, most likely in 2001. TXU Electric is unable to predict the outcome of these proceedings.

      The constitutionality of the securitization provisions of the 1999 Restructuring Legislation under the Texas constitution has been challenged in connection with a securitization request made by Central Power and Light Company. In July 2000, the Travis County, Texas District Court issued its judgment denying this appeal and finding that the securitization provisions are constitutional. This judgment has been appealed directly to the Texas Supreme Court. TXU Electric is unable to predict the outcome of such proceedings.

      DOCKET NO. 21950 -- In January 2000, TXU Electric filed with the PUC its business separation plan as required by the 1999 Restructuring Legislation. The plan described how TXU Electric proposed to separate, by September 1, 2000, the provision of competitive energy services from its regulated business activities, and how it proposes to unbundle its business by January 1, 2002 in accordance with the 1999 Restructuring Legislation. Only the transmission and distribution (T&D) functions will continue to be regulated. An independent organization certified by the PUC will oversee transmission system planning and reliability in the State of Texas. Beginning January 1, 2002, retail electric customers in Texas will be able to select their electricity providers. The portion of this plan that describes how TXU Electric proposed to separate the provision of competitive energy services from its regulated business activities has been severed by the PUC from Docket No. 21950 and assigned Docket No. 21987. On April 3, 2000, TXU Electric and certain other parties to Docket No. 21987 filed with the PUC a nonunanimous stipulation concerning matters at issue in that proceeding. In June 2000, the PUC issued an order in Docket No. 21987 approving this stipulation and the TXU Electric plan, as modified by this stipulation. The remainder of Docket No. 21950 has been merged with Docket No. 22350 described below.

      DOCKET NO. 22350 -- As required by the 1999 Restructuring Legislation, in March 2000, TXU Electric filed its transition to competition plan with the PUC. This plan lays the foundation for retail competition to begin in the Texas electricity market. Under the plan as filed, the generation business unit and the retail business unit of TXU Electric will become unregulated entities and will be allowed to compete for customers. The T&D business units of TXU Electric will be separated into regulated entities and will together represent the regulated part of the business. The filing also includes proposed T&D delivery rates to be charged to retail electric providers. In addition to the actual T&D charges for delivering electricity, these rates include nuclear decommissioning fund charges, system benefit fund charges and stranded cost recovery charges. In that March 2000 filing, TXU Electric's stranded costs were estimated to be approximately $3.7 billion, including the regulatory assets that were part of the Docket No. 21527 proceedings and amounts related to the remand of Docket No. 9300, addressed below. TXU Electric filed an updated stranded cost estimate on August 28, 2000 to reflect various PUC decisions made since Docket No. 22350 was filed. In the August 28, 2000 filing, TXU Electric's stranded costs were estimated to be $2.8 billion. Subsequent to the August 2000 filing, the PUC has required TXU Electric to revise the stranded cost estimate to remove amounts related to regulatory assets, certain environmental expenditures and the remand of Docket No. 9300, which resulted in a revised stranded cost estimate of $14 million. TXU Electric has appealed certain of the PUC's decisions related to this matter to the Travis County, Texas District Court. Various parties to Docket No. 22350 have presented stranded cost estimates ranging from negative $1.5 billion to negative $3.5 billion along with recommendations that these amounts be returned to customers beginning in 2002. The estimate established in Docket No. 22350 is subject to a future "true-up" in 2004. TXU Electric is unable to predict the outcome of these proceedings.

      DOCKET NO. 9300/DOCKET NO. 22652 -- The PUC's final order (Order) in connection with TXU Electric's January 1990 rate increase request (Docket No.
9300) was ultimately reviewed by the Texas Supreme Court. As a result, an aggregate of $909 million of disallowances with respect to TXU Electric's reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to TXU Electric's earnings, was remanded to the District Court with instructions that it be remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC also was required to reevaluate the appropriate level of TXU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. In connection with the settlement of Docket No. 18490, proceedings in the remand of Docket No. 9300 had been stayed through December 31, 1999. In April 2000, TXU Electric requested that the District Court enter an order remanding Docket No. 9300 to the PUC. On June 9, 2000, the District Court's order of remand was filed with the PUC, and the PUC has assigned the remand proceeding Docket No. 22652. Pursuant to an order entered on August 31, 2000, this docket will be held in abeyance until March 20, 2001. TXU Electric cannot predict the outcome of the reconsideration of the Order on remand by the PUC.

      DOCKET NO. 22344 -- In a generic issues docket held in August 2000, the PUC issued orders that impacted US Electric's recovery of restructuring expenses and certain other regulatory assets. Accordingly, in September 2000, such unrecovered regulatory assets totaling $52 million were written off. This reduced earnings in excess of the earnings cap by $49 million.

      DOCKET NO. 22880 -- On August 4, 2000, TXU Electric filed a request with the PUC to surcharge the cumulative under-collection of fuel cost revenues that existed as of June 30, 2000, together with interest through November 2000, in the amount of $167 million, and to increase its current fuel factors by 27.6%. On August 31, 2000, the Administrative Law Judge entered an Interim Order, implementing an agreement of the parties, providing for an interim increase in fuel factors of 13.8%, effective September 2000, and a surcharge of TXU Electric's cumulative under-recovery of fuel cost revenues that existed as of July 31, 2000, together with interest through November 2000, in the amount of $315 million to be collected over the fourteen-month period beginning November 2000. On October 13, 2000, TXU Electric filed a Supplemental Application with the PUC requesting its initial 27.6% fuel factor increase request instead of the interim increase.

      DOCKET NO. 23153 -- On October 13, 2000, TXU Electric filed with the PUC a request for a surcharge to recover a $230 million under-collection of fuel cost revenues for the months of August and September, 2000. The proposed surcharge would be collected from January 2001 through December 2001. TXU Electric cannot predict the outcome of this proceeding.

         GAS -- TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to about $3.5 million in annualized revenue increases, exclusive of changes in gas costs, has been granted in 2000 in addition to about $7.5 million granted in 1999. Rate cases supporting $15.4 million in annualized revenue increases were pending in 52 cities as of September 30, 2000. Additionally, an appeal to the Railroad Commission of Texas (RRC) of actions taken by three cities in the Dallas Distribution System seeks to recover $8 million in annualized revenue deficiencies. A proposal for decision in this matter would grant $5.1 million of this request. A final decision on this matter is expected in the fourth quarter of 2000.

      In October 1999, TXU Lone Star Pipeline filed with the RRC a Statement of Intent to change the city gate rate for gas transported for subsequent distribution to residential and commercial customers. The filing requested a general increase in annual revenues of approximately $20 million. In June 2000, the RRC issued a final ruling on TXU Lone Star Pipeline's requested gate rate increase that denied the increase and resulted in a $1.5 million reduction in the city gate rate, but granted certain changes to its tariff structure between demand and commodity rates which should stabilize its revenues. TXU Lone Star Pipeline and the intervenors in the proceeding filed with the RRC motions for rehearing concerning the final ruling. All motions for rehearing have been denied, and no appeals will be filed seeking further review of the RRC final ruling.

 6.   CONTINGENCIES

      LEGAL PROCEEDINGS -- In February 1997, the official government representative of pensioners in the UK, the Pensions Ombudsman, made a final determination against the National Grid Company plc (National Grid) and its group trustees with respect to complaints by two pensioners in National Grid's section of the Electricity Supply Pension Scheme (ESPS). The determination related to the use of the pension fund surplus resulting from the March 31, 1992 actuarial valuation of the National Grid section to meet certain costs arising from the payment of pensions on early retirement upon reorganization or downsizing. These determinations were set aside by the High Court on June 10, 1997, and the arrangements made by National Grid and its group trustees in dealing with the surplus were confirmed. The two pensioners appealed this decision to the Court of Appeal and judgment was received. The judgment endorsed the Pensions Ombudsman's determination that the corporation was not entitled to unilaterally deal with any surplus. National Grid has made an appeal to the House of Lords, although the case is not likely to be heard until the first quarter of 2001. If a similar complaint were to be made against TXU Europe Group in relation to its use of actuarial surplus in its section of the ESPS, it would vigorously defend the action, ultimately through the courts. However, if a determination were finally to be made against it and upheld by the courts, TXU Europe Group could have a potential liability to repay to its section of the ESPS an amount estimated by TXU Europe Group to be up to (pound)45 million ($66 million), exclusive of any applicable interest charges.

      In January 1999, the Hindustan Development Corporation issued arbitration proceedings in the Arbitral Tribunal in Delhi, India against The Energy Group PLC (TEG), now known as Energy Holdings (No. 3) Limited, claiming damages of (pound)255 million ($373 million) for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. TXU Europe is vigorously defending this claim and cannot predict the outcome of these proceedings. Arbitration has been completed and the decision of the arbitrators is expected imminently.

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

      In August 2000, the Spanish Stock Market Commission (CNMV) announced it was opening an investigation as to whether TXU Corp. and Electrabel acted in concert over share purchases of Hidrocantabrico in order to avoid making a formal takeover bid. TXU Corp. was originally named as a party but is seeking its removal from these proceedings. If the two utilities are found to be in violation of Spanish securities law, they could face a substantial fine and other restrictions. The investigation is expected to last twelve to eighteen months. TXU Europe is unable to determine what impact there may be, if any, as a result of the investigation. TXU Europe and TXU Corp. believe there has been no violation of Spanish securities laws and are fully cooperating with the investigation.

      FINANCIAL GUARANTEES -- TXU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $23 million at September 30, 2000, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TXU Electric has assigned to a municipality all contract rights and obligations of TXU Electric in connection with $53 million principal amount of bonds outstanding at September 30, 2000, that had been issued for similar purposes and previously guaranteed by TXU Electric. TXU Electric is, however, contingently liable in the unlikely event of default by the municipality.

      TXU Europe has guaranteed up to $110 million at September 30, 2000 of certain liabilities that may be incurred and payable by the purchasers of its former US and Australian coal business and US Energy marketing operations sold in 1998 with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the Powder River Coal Company Retirement Plan and the Peabody Coal UMWA Retirement Plan, subject to certain specified conditions.

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

      (2) US GAS - operations involving the purchase, transmission, distribution and sale of natural gas in Texas;

      (3) US ENERGY - operations involving purchasing and selling natural gas and electricity and providing risk management services for the energy industry throughout the US and parts of Canada, retail energy services and related businesses;

      (4) EUROPE - operations involving the generation, purchase, distribution, marketing and sale of electricity and the purchase and sale of natural gas primarily in the UK, with additional energy interests throughout the rest of Europe; and

      (5) AUSTRALIA - operations involving the generation, purchase, distribution, trading and retailing of electricity, the retailing of natural gas and the storage of natural gas needed in the States of South Australia and Victoria.


                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                            2000         1999           2000           1999
                                                            ----         ----           ----           ----

   Trade Revenues -
      US Electric......................                  $ 2,462       $ 2,077         $ 5,523       $  4,892
      US Gas...........................                      141           141             613            577
      US Energy........................                    1,485           822           3,739          2,188
      Europe...........................                    1,494         1,132           4,602          4,355
      Australia........................                      202           210             559            494
      All Other........................                       50            53             166            126
                                                          ------        ------         -------        -------
              Consolidated.............                  $ 5,834       $ 4,435         $15,202       $ 12,632
                                                          ======        ======         =======        =======

   Affiliated Revenues -
      US Gas...........................                  $     8       $    14       $      25       $     29
      US Energy........................                        2            --              (1)            --
      All Other........................                      116            87             297            250
      Eliminations.....................                     (126)         (101)           (321)          (279)
                                                          ------        ------         -------        -------
                Consolidated...........                  $    --       $    --       $      --       $     --
                                                          ======        ======         =======        =======

   Net Income (Loss) -
      US Electric......................                  $   394       $   435       $     725       $    699
      US Gas...........................                      (11)          (13)             32            (20)
      US Energy........................                      (29)          (16)            (40)           (40)
      Europe...........................                       18            (3)            134            137
      Australia........................                       21             5              58             --
      All Other........................                      (59)          (47)           (155)          (134)
                                                          ------        ------         -------        -------
              Consolidated.............                  $   334       $   361       $     754       $    642
                                                          ======        ======         =======        =======

8.    RESTRUCTURING CHARGES AND OTHER COSTS

      During the nine months ended September 30, 2000, TXU Europe recorded restructuring charges and other costs of approximately $102 million pre-tax ($75 million after-tax). Of this amount, $91 million pre-tax ($64 million after-tax) of restructuring costs have been charged to operation and maintenance expense. Approximately $11 million of nondeductible costs incurred in connection with the offer for Hidrocantabrico have been included in Other Income (Deductions) - Net.

      The restructuring costs consisted of asset writedowns and other exit and redundancy costs (severance benefits paid to staff under voluntary retirement programs and related pension benefits) primarily as a result of the creation of the 24seven joint venture and for certain other staff reorganizations. As of September 30, 2000, TXU Europe had recognized pre-tax redundancy costs of approximately $40 million related to voluntary termination benefits for 476 employees that have accepted the voluntary benefits. In addition, other pre-tax restructuring charges consisting of $24 million of asset writedowns and $27 million of other exit costs have been recorded. Further restructuring charges are expected to be incurred through the end of 2000. These costs are separate from the redundancy costs associated with the voluntary termination benefits for the employees of the recently acquired Norweb Energi. Those costs have been included in the allocation of the purchase price as liabilities assumed in the acquisition.

      As of September 30, 2000, $29 million of redundancy costs and $14 million of other exit costs charged during the nine months then ended have been paid.

INDEPENDENT ACCOUNTANTS' REPORT


TXU Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Corp. and subsidiaries as of September 30, 2000, and the related condensed statements of consolidated income and of comprehensive income for the three-month and nine-month periods ended September 30, 2000 and 1999, and the condensed statements of consolidated cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of TXU Corp.'s management.

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

Dallas, Texas
November 10, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

      The following exchange rates have been used to convert foreign currency denominated amounts into US dollars:


                                                                          INCOME STATEMENT
                                                                           (AVERAGE RATES)
                                                             --------------------------------------------
                                  BALANCE SHEET                  THREE MONTHS            NINE MONTHS
                            ---------------------------      ---------------------    -------------------
                            SEPTEMBER 30,  DECEMBER 31,        ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                            ------------   ------------      ---------------------    -------------------
                                2000           1999             2000      1999          2000       1999
                                ----           ----             ----      ----          ----       ----

UK pounds sterling (pound)    $1.4629         $1.6165         $1.4786    $1.6159      $1.5392    $1.6188
Australian dollars (A$)       $0.5450         $0.6507         $0.5751    $0.6500      $0.5987    $0.6432



THREE MONTHS ENDED SEPTEMBER 30, 2000

      Net income available for common stock for the third quarter of 2000 was $328 million ($1.25 per share) compared with $361 million ($1.31 per share) for the third quarter of 1999. The 2000 quarter results benefited from improved contributions from TXU Australia due to the addition of the generation business during 2000, increased income from trading activities in Europe, and the acquisition in August 2000 of the retail electricity and natural gas business, Norweb Energi, by TXU Europe. Additionally, a $30 million pre-tax ($21 million after-tax) gain was realized from the sale of TXU Europe's interest in Severomoravska energetika, a.s., (SME). Offsetting these positive contributions was a loss recorded by the US Energy segment due partially to costs incurred to prepare the trading and retail operations for the opening of the Texas electricity market in 2002.

      Revenue of $5.8 billion for the third quarter of 2000 increased 32% from $4.4 billion for the third quarter of 1999. The increase in revenue was driven by the US Electric segment's increase in fuel revenues, customer growth and warmer-than-normal weather related sales, increased revenues from the US Energy segment and a 32% increase in revenues from TXU Europe, which includes the contribution by Norweb Energi since the date of acquisition. Mitigation as a result of the US Electric earnings cap reduced revenues by $147 million and net income by $95 million in the 2000 third quarter compared to a reduction of $59 million in revenues and $32 million of net income for the 1999 third quarter. Since January 1998, regular nuclear depreciation and additional nuclear mitigation totals approximately $1.9 billion.

      Energy purchased for resale and fuel consumed for the third quarter of 2000 were 59% greater than the prior-year third quarter due to higher prices and sales volumes in the US Electric, US Energy and Europe segments and the Norweb acquisition . Operation and maintenance expense was higher in the third quarter of 2000 than the same period of 1999. The 2000 period includes a $52 million write-off of unrecovered regulatory assets, which reduced over-earnings mitigation by $49 million, pursuant to a PUC generic issues docket. Also contributing to the higher operation and maintenance expenses are the additional expenditures in the US Energy segment necessary to prepare the trading and retail operations for the opening of the Texas electricity market in 2002. Partially offsetting the higher operation and maintenance expense was a 13% decrease in depreciation and amortization in the third quarter of 2000 compared to the same period in 1999 due primarily to a change in depreciation methods from an accelerated method to straight line coupled with a change in depreciable lives used by TXU Europe.

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

NINE MONTHS ENDED SEPTEMBER 30, 2000

      Net income available for common stock for the nine months ended September 30, 2000 was $748 million ($2.81 per share) compared with $642 million ($2.30 per share) for the prior nine-month period, an increase of 17%. Net income for the nine months ended September 30, 2000 reflects continued strong results from the US Electric segment, improved results from TXU Australia, and improvement in US Gas operations in spite of very mild winter weather. TXU Europe provided strong earnings contribution in spite of lower wholesale electricity prices in the first quarter and the network rate reduction implemented in April 2000. The 2000 period reflects the acquisition in August of the retail electricity and natural gas business, Norweb Energi, by TXU Europe. Mitigation as a result of the earnings cap at TXU Electric reduced net income by $160 million in the 2000 period and $69 million in the 1999 period.

      Results for the 2000 period include a $53 million pre-tax ($34 million after-tax) gain from the sale of substantially all of the assets of the natural gas processing business and $74 million in pre-tax ($52 million after-tax) gains from the selective sale of TXU Europe's assets, including its metering business and other investments. Partially offsetting were after-tax restructuring charges related to the 24seven joint venture of $64 million and bid-related costs associated with Hidroelectrica del Cantabrico, S.A. (Hidrocantabrico) at TXU Europe of $11 million. Earnings for the 1999 period included a $52 million pre-tax ($31 million after-tax) charge for a fuel reconciliation settlement and other charges totaling $17 million after-tax in Australia, primarily for integration and acquisition-related costs.

      Revenues for the 2000 nine-month period were 20% higher than the prior nine-month period of 1999, primarily due to higher revenues from the US Energy and US Electric segments. Fuel and purchased power were 36% higher for the nine months ended September 30, 2000 compared to the same period in 1999, primarily due to the factors discussed for the quarter period.

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

US ELECTRIC

SEGMENT HIGHLIGHTS


                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                     2000         1999         2000           1999
                                                     ----         ----         ----           ----
  Revenues (millions):
           Base rate...........................    $1,565        $1,479      $ 3,678      $3,492
           Transmission service................        42            34          126         102
           Fuel................................       986           605        1,917       1,309
           Earnings in excess of earnings cap..      (147)          (59)        (247)        (59)
           Other...............................        16            18           49          48
                                                   ------        ------       ------      ------
                   Total operating revenues....    $2,462        $2,077       $5,523      $4,892
                                                   ======        ======       ======      ======
  Electric energy sales (gigawatt-hours--GWh)..    33,504        31,364       81,554      77,996
  Degree days (% of normal):
           Cooling.............................       119%          115%         118%        113%
           Heating.............................        --            --           66%         73%

      Comparisons of net income for both periods were impacted by a rate settlement agreement that became effective in 1998 and was modified by the 1999 Restructuring Legislation, which reduced customer rates and introduced an earnings cap. The nine months ended September 30, 1999 results reflect a fuel reconciliation settlement that reduced net income by $31 million.

      Net income of $394 million for the three months ended September 30, 2000 was 9% lower than the same period of 1999. This reflects higher earnings mitigation and increased operation and maintenance expenses, primarily due to write-off of certain regulatory assets as discussed below. For the nine months ended September 30, 2000, net income increased 4% from the same period of 1999. The current nine-month period reflects continued retail revenue growth and interest cost reductions.

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

                  In a generic issues docket held in August 2000, the PUC issued orders that impacted US Electric's recovery of restructuring expenses and certain other regulatory assets. Accordingly, in September 2000, such unrecovered regulatory assets totaling $52 million were written off. This reduced earnings in excess of the earnings cap by $49 million.

      TXU Electric has announced plans to sell six of its eighteen natural gas-fired electricity generating plants in Texas. Due to action by the Texas Natural Resource Conservation Commission, which would require emission reductions for TXU Electric power plants, TXU Electric has extended the bid process to allow prospective buyers time to evaluate this action. TXU Electric anticipates completion of the plant sales in 2001.

US GAS

SEGMENT HIGHLIGHTS


                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                                 2000         1999         2000           1999
                                                                 ----         ----         ----           ----
Gas distribution:
      Sales volumes (billion cubic feet--Bcf)........               14            13         82           82
      Margin (millions)..............................              $66           $49       $245         $218
Pipeline transportation:
      Transportation volumes (Bcf)...................              168           155        442          426
      Revenues (millions)............................              $28           $24        $87          $86
Heating degree days (% of normal)....................               --            --         66%          73%


      For the three months ended September 30, 2000, the US Gas segment had a net loss of $11 million compared with a net loss of $13 million for the three months ended September 30, 1999. Results for the 2000 period reflected improved gas distribution and pipeline margins combined with operating cost reductions while the 1999 period included pre-tax gains of $10 million from the sale of assets.

      For the nine months ended September 30, 2000, the segment had net income of $32 million compared with a net loss of $20 million for the comparable 1999 nine-month period. Results for the 2000 nine-month period reflect improved margin and cost reductions in gas distribution operations and the $34 million after-tax gain on sale of gas processing assets while results for the 1999 period included after-tax gains of $6 million from the sale of other assets.

US ENERGY

SEGMENT HIGHLIGHTS


                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                                      2000         1999         2000           1999
                                                                      ----         ----         ----           ----
Trading and marketing volumes:
      Gas (Bcf).....................................                   327         213          953            805
      Electric (GWh) ...............................                 4,358       3,522       14,898          5,352

      The US Energy segment includes TXU Corp.'s US energy trading, retail energy services, development activities and related businesses.

      The US Energy segment had a net loss of $29 million for the three months ended September 30, 2000 compared with a net loss of $16 million for the three months ended September 30, 1999. Results were negatively impacted by a $13 million increase in operation and maintenance expenses and a $5 million decrease in margin. The increase in operation and maintenance expenses reflects costs to prepare the trading and retail operations for the opening of the Texas electricity market to competition in 2002.

      The segment had a net loss of $40 million for the nine months ended September 30, 2000 and 1999. A $45 million increase in margin was partially offset by a $37 million increase in operation and maintenance expenses. The increase in operation and maintenance expenses reflects costs associated with the relocation of energy trading operations to Dallas in addition to the trading and retail operations development costs discussed for the three-month period.

EUROPE

SEGMENT HIGHLIGHTS

                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                                   2000         1999         2000           1999
                                                                   ----         ----         ----           ----
Sales volumes:
    Electric (GWh)..........................                       9,300        8,330       23,464      27,665
    Gas (Bcf)...............................                          15           17           74          87
    Units distributed (GWh).................                       7,274        7,103       24,099      24,309
    Wholesale energy sales:
         Electricity (GWh)..................                      51,787       15,527      109,485      57,286
         Gas (Bcf)..........................                         316          106          777         314

Revenues (millions):
    Electric................................                     $   654      $   642       $1,826      $2,238
    Gas.....................................                          67           74          344         381
    Distribution............................                         109          135          411         480
    Wholesale energy sales..................                         675          333        2,083       1,483
    Intra-segment eliminations and other....                         (11)         (52)         (62)       (227)
                                                                 -------      -------       ------      ------
               Total .......................                     $ 1,494      $ 1,132       $4,602      $4,355
                                                                 =======      =======       ======      ======

*Includes results of Norweb Energi from date of acquisition of August 3, 2000.

       Net income for the three months ended September 30, 2000 was $18 million compared with a net loss of $3 million for the same period in 1999. The improvement for the three months period was a result of the strong performance from continental European operations, in particular increased energy trading activities, with net flat results from the UK and other business units, results for Norweb Energi since the August 3, 2000 date of acquisition and an after-tax gain of $21 million from the sale of the investment in SME. These factors were partially offset by higher amortization of goodwill and approximately $10 million in restructuring charges associated with the implementation of the 24seven joint venture and other corporate reorganizations, the effects of the OFGEM Distribution Price Review ($33 million) which became effective from April 1, 2000 and difficult UK wholesale electricity market conditions.

      In the quarter ended September 30, 2000, TXU Europe implemented a change in the depreciation method for its distribution system assets from an accelerated method to a straight line method as of December 31, 1999. The straight line depreciation method has been implemented to better recognize the cost of the assets over the anticipated useful life of the assets. The cumulative effect of this change in accounting principle of $14 million was not material to TXU Corp. and is reported in Other Income (Deductions) - Net.

      Also in the quarter ended September 30, 2000, TXU Europe revised the estimated useful economic lives of its distribution system assets. Such assets are now depreciated over a composite period of 50 years. The effect of the change in estimate is not significant for the quarter ended September 30, 2000 and is not expected to be significant on an annual basis.

      Net income for the nine months ended September 30, 2000 was $134 million compared with $137 million for the same period in 1999. The nine months period benefited from the strong performance of continental European operations, in particular increased energy trading activities, with nearly stable results from the UK and other business units. These factors were partially offset by higher amortization of goodwill and restructuring costs, the effects of the OFGEM Distribution Price Review ($66 million) and difficult UK wholesale electricity market conditions. Ongoing steps taken to further mitigate these factors include the acquisition of Norweb Energi to increase the customer base, renewed retail marketing efforts, review of selective disposal of assets to maximize asset value and continued cost reduction programs and organizational changes in the UK aimed at lowering operating costs. Results for the 2000 period included the gain from the sale of the metering business and other investments, including SME, offset by after-tax restructuring and other costs of $64 million and costs associated with the offer for Hidrocantabrico and reflect an approximately $8 million decrease in the exchange rate of the pound sterling to the US dollar from the prior year.

AUSTRALIA

SEGMENT HIGHLIGHTS

                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                                 2000         1999         2000           1999*
                                                                 ----         ----         ----           ----
Sales volumes:
     Electric (Gwh)................                             1,420        1,441        4,203         4,101
     Gas (Bcf).....................                                20           17           55            36

Degree days:
      Cooling......................                                --            6          216           166
      Heating......................                               568          498        1,062           993

Revenues (millions):
     Electric......................                              $ 89         $ 97        $ 268          $266
     Gas...........................                                55           51          141            98
     Other.........................                                58           62          150           130
                                                                 ----         ----         ----         -----
              Total................                              $202         $210         $559         $ 494
                                                                 ====         ====         ====         =====

*Includes results of TXU Australia Gas from date of acquisition of February 24, 1999.

      Net income for the quarter ended September 30, 2000 was $21 million compared with $5 million for the same period in 1999. The increase in net income is due primarily to the addition of the generation business during 2000 and increased income from trading activities.

      Electric revenues decreased in the third quarter of 2000 compared to the same period in 1999 due to competitive pressures experienced with customer contract renewals in July 2000. The decline in other revenues for the third quarter of 2000 compared to the third quarter of 1999 is due to the sale of the Enetech business in early 2000.

      Net income for the nine months ended September 30, 2000 was $58 million versus a break-even amount for the 1999 period. Year-to-date net income for the current year includes the results of TXU Australia Gas operations for the full nine months, while the same period last year included their results from date of acquisition and acquisition-related costs totalling $17 million after-tax. Net income for the current nine-month period was favorably impacted by trading activities and an after-tax gain of $6 million from the sale of Enetech, the former construction and engineering business.

COMPREHENSIVE INCOME

      The losses from currency translation adjustments for all periods principally reflect the substantial movement in exchange rates between the US dollar and the UK pound sterling and the Australian dollar. The net unrealized holding gains (losses) on investments are primarily related to market changes on investments held by TXU Europe and TXU Communications Company.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Corp.'s 1999 Form 10-K. Results for the three-month and nine-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events that might affect the financial condition of TXU Corp. have occurred subsequent to year-end other than as disclosed in other reports of TXU Corp. or included herein.

      CASH FLOWS -- Cash flows provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2000 were $1,752 million compared with $1,899 million for the comparable period in 1999. Changes in operating assets and liabilities for the nine months ended September 30, 2000 used $429 million compared with $50 million provided in the same period of 1999. For the 2000 period, this is primarily due to an increase in under-recovered fuel revenue to TXU Electric of $501 million. A surcharge has been approved by the PUC for recovery of $315 million of under-collections through July 2000 to be collected over a fourteen-month period beginning November 2000. A request for a surcharge totaling $230 million for August and September under-collections is pending approval from the PUC. The change in accounts receivable for the nine months of 2000 reflects the impact of higher fuel costs. Additionally, $110 million of deposits were required on US Energy's over-the-counter and exchange trading margin accounts. The 1999 period included $413 million from the sale of (pound)255 million of accounts receivable by TXU Europe.

      Cash flows used in investing activities for the nine months ended September 30, 2000 and 1999 were $740 million and $2.4 billion, respectively. The 2000 period benefited from the receipt of net proceeds from the sale of assets totalling $785 million, including $350 million from the December 1999 PrimeCo partnership sale, $105 million from the TXU Processing asset sale and approximately $189 million from the sale of the metering business, other investments and interest in SME at TXU Europe. The 2000 period also benefited from the cash distribution received from the contribution of TXU Corp.'s telecommunications subsidiaries to Pinnacle. Cash of $808 million was used in 2000 for acquisitions versus $1.0 billion used in the 1999 period for the TXU Australia Gas acquisition. Construction expenditures were $957 million for the current nine-month period compared with $1.2 billion for the comparable period in 1999.

      In March 2000, TXU Europe (Espana) S.L., a subsidiary of TXU Europe, announced its intention to make a cash offer to acquire all of the shares of Hidroelectrica del Cantabrico, S.A. (Hidrocantabrico) that TXU Europe did not then own. Later in March 2000, after a competing bid had been subsequently issued, TXU Europe announced that it would not pursue its offer. In a series of private transactions since that date, TXU Europe acquired additional shares in Hidrocantabrico and directly or indirectly holds approximately
19.2% of the outstanding shares. TXU Europe has a purchase option to acquire an additional 4.9% of the stock in Hidrocantabrico currently held by Electrabel SA (Electrabel), an electricity company in Belgium, if Electrabel elects to sell its interest in Hidrocantabrico to another company during a one year period beginning July 4, 2000. TXU Europe is subject to a conditional put option by which it can be required to purchase the 10.0% interest in Hidrocantabrico held by Electrabel to the extent Electrabel is required to dispose of its holding in Hidrocantabrico by European Union or Spanish Competition Authorities during a one year period beginning July 4, 2000. The conditions of this put option include a reasonable notice period before execution. TXU Europe's shareholding would not consequently hold 25% or more of Hidrocantabrico as a result. Results of operations for the nine months ended September 30, 2000 include approximately (pound)7 million ($11 million) of costs incurred in connection with the offer for Hidrocantabrico. TXU Europe has indicated that if the Hidrocantabrico Board of Directors acted to suspend TXU Europe's political rights (including voting rights) in the Hidrocantabrico shares, TXU Europe would likely contest such suspension. TXU Europe has also indicated that it would support a full offer for Hidrocantabrico by a third party that has the support of Hidrocantabrico's Board of Directors and that, given terms favorable to TXU Europe would sell its interest in Hidrocantabrico.

      On July 13, 2000, TXU Europe agreed to purchase 51% of Stadtwerke Kiel AG, a German municipal utility, for approximately (pound)143 million ($215 million). The state parliament of Kiel and European Union regulators have approved the sale. The city government of Kiel, the state capital, will retain the other 49% of the utility. The closing date of the acquisition will be in January 2001.

      In connection with the Pinnacle Transactions, TXU Corp. issued a $336 million, 6.0% note payable due 2004 to Pinnacle with principal repayments of approximately $42 million each February and August beginning in 2001. Proceeds received from the debt issuance and the approximately $600 million distribution received from Pinnacle for the contribution of its telecommunications subsidiaries were used to repay commercial paper.

      On May 4, 2000, TXU Australia acquired certain assets and liabilities of Optima Energy Pty Ltd from the government of South Australia. The purchase included a 100-year lease to operate a 1,280-megawatt natural gas powered generating station. Funding for the $177 million project was provided from internal sources and bank borrowings.

      On August 3, 2000, TXU Europe announced its unconditional purchase of United Utilities' retail energy supply business, Norweb Energi (a division of Norweb plc) for (pound)310 million ($463 million). Total consideration, including direct costs of the acquisition, was (pound)353 million ($527 million). Financing was provided through existing bank lines and cash balances on hand. The transaction also includes the assumption of certain of Norweb Energi's obligations, including its power purchase agreements, which will be integrated into TXU Europe's energy portfolio. The agreements provide for purchase of power by TXU Europe at prices that are currently above market. On October 13, 2000, the Secretary of State for Trade and Industry announced it would not refer the acquisition to the Competition Commission, thereby granting regulatory approval for the acquisition.

      TXU Europe has disclosed over the last twelve months that its strategy in the UK market is to rebalance its energy portfolio through retail growth, long-term wholesale sales and, possibly, physical plant disposal. TXU Europe continues consideration of its energy portfolio within the UK. During the year-to-date 2000, TXU Europe has completed the acquisition of Norweb Energi and announced it would seek bids for its UK power and North Sea gas assets, in order to evaluate whether value is maximized through retention or disposal of these assets. There has been no impairment of these assets. Divestment processes continue and it is expected that a further update will be made in the fourth quarter of 2000 or in early 2001. However, no decisions have yet been made as to whether disposals will actually take place.

      TXU Corp. will pursue potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and will dispose of nonstrategic assets to allow redeployment of resources into faster growing opportunities in an effort to enhance the long-term return to its shareholders.

      COMMON STOCK -- During the nine months ended September 30, 2000, TXU Corp. repurchased approximately 18.6 million shares of its common stock for $600 million. The cost of the repurchased shares, to the extent it exceeded the amount received upon issuance, has been charged to retained earnings. Additional purchases may occur from time to time, as $522 million remains authorized for purchase under the common stock repurchase program.

      External funds of a permanent or long-term nature are obtained through the issuance of common stock, preference and preferred stock, trust securities and long-term debt by TXU Corp. and subsidiaries. The capitalization ratios of TXU Corp. at September 30, 2000 consisted of approximately 62% long-term debt, 6% preferred securities of subsidiary trusts, 2% preference and preferred stock and 30% common stock equity. Restricted cash of $1.1 billion pledged against TXU Europe lease obligations is included in other investments. Applying the cash pledged against related lease obligations, the capitalization ratios consisted of 60% long term debt, 6% preferred securities of subsidiary trusts, 2% preference and preferred stock and 32% common stock equity.

      ISSUANCES AND RETIREMENTS -- During the nine months ended September 30, 2000, TXU Corp. issued, redeemed, reacquired or made scheduled principal payments on preference stock, acquisition facilities, other long-term debt and trust securities, as follows:


                                                                              ISSUANCES       RETIREMENTS

TXU Corp:
      Preference Stock...............................                            $  300            $  --
      Senior Notes...................................                                --              125
      Other..........................................                               336               --

TXU Electric:
      First Mortgage Bonds...........................                                --               85
      Other..........................................                                65               76

TXU Europe:
      Euro Medium Term Notes.........................                               503               --
      Preferred Securities of Subsidiary Perpetual Trust                            150               --
      Revolving Credit Facility (Tranche B)..........                               492              780
      Other..........................................                               119              566

TXU Australia:
      Medium Term Notes..............................                               256               --
      Other..........................................                                --               10

All Other Subsidiaries...............................                                3               248
                                                                                 ------           ------

       Total.........................................                            $2,224           $1,890
                                                                                 ======           ======

      At September 30, 2000, TXU Corp., TXU Electric and TXU Gas had no borrowings outstanding under the US Credit Agreements described in Note 4 of TXU Corp.'s 1999 Form 10-K. Letters of credit drawn under the agreement were $182 million as of September 30, 2000. The US Credit Agreements primarily support commercial paper borrowings. At September 30, 2000, outstanding commercial paper borrowings supported by both facilities totaled $1.7 billion.

      No other substantive changes to financing arrangements have occurred subsequent to December 31, 1999 except as described in Note 3 to Financial Statements. See Notes 3 and 4 to Financial Statements for further details concerning short-term financing and capitalization.

REGULATION AND RATES

      UK -- NEW ELECTRICITY TRADING ARRANGEMENTS (NETA) -- Following a comprehensive reassessment of the timetable for completion of all the necessary testing, the implementation of NETA is now scheduled to commence on March 27, 2001, although this may be revised at year end based on the progress in the ability of participants to communicate with the central systems being installed. Under NETA, for those companies wishing to buy and sell electricity, the arrangements provide the freedom to enter into directly negotiated contracts instead of having to trade through a central electricity pool. It is expected that under the new arrangements bulk electricity will be traded on one or more exchanges and through a variety of bilateral and multilateral contracts and that market participants will include not only generators and suppliers but also traders with physical positions, i.e. energy wholesalers. TXU Europe is unable to determine at this time, what impact the implantation of NETA will have on its financial position, results of operations or cash flow.

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

      On September 21, 2000, the ORG published its final decision in the 2001 Electricity Distribution Price Review. The decision will cause TXU Australia Electricity's distribution revenue for 2001 to be approximately A$27 million (US$16 million) lower than for 2000. TXU Australia appealed the decision to the ORG Appeal Panel on October 2, 2000. On October 16, 2000, the Appeal Panel upheld the ORG's original decision. TXU Australia is now considering an appeal against this decision to the Victorian Supreme Court. If any such appeal is made, it is unlikely to be decided before the new tariffs are due to commence on January 1, 2001. In anticipation of such an appeal, the Victorian government is in the process of enacting legislation, which will enable it to set transitional distribution tariffs that will apply in the event of such an appeal. These new tariffs will apply from January 1, 2001 until either the Supreme Court upholds the ORG determination, or the date on which the tariffs as redetermined by the ORG in accordance with the Supreme Court's decision take effect.

      Although TXU Corp. cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in the 1999 Form 10-K and this Form 10-Q, which might significantly alter its financial position, results of operations or cash flows. See Note 5 to Financial Statements for discussion of rates and regulation related to US Electric Segment.

CHANGES IN ACCOUNTING STANDARDS

      CHANGES IN ACCOUNTING STANDARDS -- Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), is effective for TXU Corp. beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value.

      The process relating to implementation of SFAS No. 133 has been ongoing since July 1999. To date, all derivatives within TXU Corp. have been identified pursuant to SFAS No. 133 requirements. TXU Corp. is in the process of designating, documenting and assessing hedging relationships, the majority of which are expected to result in cash-flow hedges that require TXU Corp. to record the derivative assets or liabilities at fair value on its statement of financial position with an offset in Other Comprehensive Income to the extent the hedge is effective. Hedge ineffectiveness will be recorded in earnings. TXU Corp. globally accounts for its trading activities on a mark-to-market basis, which, for the most part, will not be affected by the implementation of SFAS No. 133.

      TXU Corp. continues to evaluate the impact of SFAS No. 133, as well as the ongoing implementation issues currently being addressed by the Derivatives Implementation Group. As a result, the direct financial impact of the application of hedge accounting and the transition adjustment on TXU Corp.'s financial position and results of operations has yet to be determined.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      In August 2000, the Spanish Stock Market Commission (CNMV) announced it was opening an investigation as to whether TXU Corp. and Electrabel acted in concert over share purchases in order to avoid making a formal takeover bid. TXU Corp. was originally named as a party but is seeking its removal from these proceedings. If the two utilities are found to be in violation of Spanish securities law, they could face a substantial fine and other restrictions. The investigation is expected to last twelve to eighteen months. TXU Europe is unable to determine what impact there may be, if any, as a result of the investigation. TXU Europe and TXU Corp. believe there has been no violation of Spanish securities laws and are fully cooperating with the investigation.

      For material developments relating to legal matters since December 31, 1999, refer to Item 1. Legal Proceedings included in the Form 10-Q of TXU Corp. for the Quarter Ended June 30, 2000.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      On August 11, 2000, TXU Corp. issued, in a private placement pursuant to
Section 4(2) of the Securities Act of 1933, 810,000 shares of its Mandatorily Convertible Single Reset Preference Stock, Series C, $1,000 liquidation preference per share (Series C Preference Stock) to Pinnacle One Share trust, a consolidated trust (Share Trust). Initially, the Series C Preference Stock is convertible into TXU Corp. common stock at a rate equal to the quotient of $1,000 divided by the average trading price for the TXU Corp. common stock for the 10 trading days prior to August 10, 2000. The mandatory and optional conversion rates subsequent to a sale by the Share Trust will be determined at the time of such sale.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits filed as a part of Part II are:


                    With
                    File                      As
Exhibits           Number                   Exhibit
--------           ------                   -------

   3               333-49434                (4)(d)   Statement of Resolution establishing TXU Corp.'s
                   333-49434-01                      Mandatorily Convertible Single Reset Preference
                   333-49434-02                      Stock, Series C.

   4(a)            001-15709                4(a)     Pricing Supplement with respect to (pound)100,000,000 6.88%
                   Form 10-Q                         Notes due 2001 pursuant to the (euro)2,000,000,000 Euro
                   (Quarter ended                    Medium Term Note Program (EMTN Program).
                   September 30, 2000)

   4(b)            001-15709                4(b)     Pricing Supplement with respect to (pound)50,000,000 7.25%
                   Form 10-Q                         Notes due 2030 issued pursuant to the EMTN Program.
                   (Quarter ended
                   September 30, 2000)

   4(c)            001-15709                4(c)     Pricing Supplement with respect to (pound)50,000,000 7.25%
                   Form 10-Q                         Notes due 2007 issued pursuant to the EMTN Program.
                   (Quarter ended
                   September 30, 2000)

   4(d)            1-3183                   4        Officer's certificate dated as of October 17, 2000,
                   Form 10-Q                         establishing the terms of the Putable Asset Term
                   (Quarter ended                    Securities.
                   September 30, 2000)

   10(a)           001-15709                10(a)    Agreement dated August 23, 2000, supplemental to a
                   Form 10-Q                         Facilities Agreement for (pound)1,275,000,000 Credit Facilities,
                   (Quarter ended                    dated March 24, 1999, among TXU Europe Limited, TXU
                   September 30, 2000)               Finance  (No.2)  Limited,  TXU  Acquisitions  Limited,   Chase
                                                     Manhattan Bank plc,  Lehman Brothers  International  (Europe),
                                                     Merrill  Lynch Capital  Corporation  and the other banks named therein.

   10(b)           001-15709                10(b)    364-day Revolving Credit Agreement for (pound)300,000,000
                   Form 10-Q                         dated August 23, 2000, among TXU Europe Limited,
                   (Quarter ended                    Chase Manhattan plc, Chase Manhattan International
                   September 30, 2000)               Limited and the other banks named therein.

   15                                                Letter from independent accountants as to unaudited
                                                     interim financial information

   27                                                Financial Data Schedules

   99                                                Condensed Statements of Consolidated Income -- Twelve
                                                     Months Ended June 30, 2000 and 1999.

      (b) Reports on Form 8-K filed since June 30, 2000:

                   DATE OF REPORT                ITEM REPORTED

                   August 3, 2000                 Item 5.  Other Events

                   September 7, 2000              Item 5.  Other Events

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


Date:  November 10, 2000