Form 10-K405
period 2000-12-31
TXU CORP /TX/
filed 2001-03-09
CIK 1023291

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                             _____________________

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000

                                    --OR--

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    _______________________________________

               Exact Name of Registrant as Specified in its Charter;
Commission     State of Incorporation;  Address of Principal Executive   I.R.S. Employer
File Number    Offices; and Telephone Number                            Identification No.
----------     -------------------------------------------------------  ------------------
1-12833                                 TXU Corp.                           75-2669310
                                  a Texas Corporation
                            Energy Plaza, 1601 Bryan Street
                                  Dallas, TX 75201-3411
                                     (214) 812-4600

Securities registered pursuant to Section 12(b) of the Act:

                                                                                               Name of Each Exchange on
   Registrant                                      Title of Each Class                              Which Registered
   ----------                                      -------------------                          ------------------------
TXU Corp.                           Common Stock, without par value                             New York Stock Exchange
                                                                                                The Chicago Stock Exchange
                                                                                                The Pacific Exchange
                                    Growth Prides                                               New York Stock Exchange
                                    Income Prides                                               New York Stock Exchange

TXU Capital I, a subsidiary of      7.25% Cumulative Trust Preferred Capital Securities         New York Stock Exchange
TXU Corp.

TXU Capital II, a subsidiary of     8.70% Trust Originated Preferred Securities                 New York Stock Exchange
TXU Corp.


Securities registered pursuant to Section 12(g) of the Act:  None

                 ____________________________________________
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No ___
                                                   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of TXU Corp. Common Stock held by non-affiliates, based on the last reported sale price on the NYSE composite tape on February 28, 2001:
$10,624,217,870.

Common Stock outstanding at February 28, 2001: 258,123,897 shares, without par value
                 ____________________________________________
                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission on or about March 23, 2001, are incorporated by reference into Part III of this report.

                     _____________________________________

                               TABLE OF CONTENTS

                                                                                                                                Page
                                                                                                                               -----

                                                              PART I
Items 1. and 2.  BUSINESS and PROPERTIES......................................................................................  1
          LEGAL ENTITIES
           TXU Corp. and Subsidiaries.........................................................................................  1
          COMPETITIVE STRATEGY................................................................................................  5
          OPERATING SEGMENTS..................................................................................................  5
           US Electric........................................................................................................  6
           US Gas............................................................................................................. 17
           US Energy.......................................................................................................... 21
           Europe............................................................................................................. 23
           Australia.......................................................................................................... 32
          ENVIRONMENTAL MATTERS............................................................................................... 38

Item 3.   LEGAL PROCEEDINGS................................................................................................... 42

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................................. 43

EXECUTIVE OFFICERS OF TXU CORP................................................................................................ 44

                                                              PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS................................................................................................. 45

Item 6.   SELECTED FINANCIAL DATA............................................................................................. 45

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS............................................................................................... 45

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................................... 45

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................................... 45

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE............................................................................................ 46

                                                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................................. 46

Item 11.  EXECUTIVE COMPENSATION.............................................................................................. 46

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................................................... 46

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................................... 46

                                                              PART IV

 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..................................................... 47

 APPENDIX A - Financial Information of TXU Corp. and Subsidiaries

 APPENDIX B - TXU Corp. Exhibits to 2000 Form 10-K

                                    PART I


Items 1. and 2. BUSINESS and PROPERTIES


                          TXU CORP. AND SUBSIDIARIES

     In May 2000, Texas Utilities Company changed its corporate name to TXU Corp. TXU Corp. is a Texas corporation which was formed in 1997 as a holding company. TXU Corp. is the successor to TXU Energy Industries Company (TEI), the holding company for the TXU system prior to the August 5, 1997 acquisition of TXU Gas Company. TEI was organized in 1945.

     TXU Corp. engages in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission, distribution and sale of natural gas; and energy marketing, energy services, telecommunications and other businesses. TXU Corp. is a multinational energy services holding company and one of the largest energy services companies in the world with more than $22 billion in revenue and $45 billion of assets. TXU Corp. has 30,000 megawatts of power generation and sells 270 terawatt hours of electricity and 2 trillion cubic feet of natural gas annually. TXU Corp. delivers or sells energy to approximately 11 million customers primarily in the United States (US), Europe and Australia. At December 31, 2000, TXU Corp. and its subsidiaries had 16,540 full-time employees.

     Subsidiaries --

TXU Corp.'s principal subsidiaries are:

 .    TXU Electric Company (TXU Electric) -- an electric utility company engaged in the generation, purchase, transmission, distribution and sale of electric energy in the north-central, eastern and western parts of Texas. TXU Electric is the largest subsidiary of TXU Corp. and one of the largest electric utilities in the US. TXU Electric operates 23 generating stations, 18 of them fueled by gas and oil, 4 by lignite, and 1 by nuclear fuel, and provides electricity service to 92 counties and 370 incorporated cities in Texas.

 .    TXU Gas Company (TXU Gas) -- an integrated company engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas and wholesale and retail marketing of natural gas and electricity throughout the United States and parts of Canada. Divisions of TXU Gas include TXU Lone Star Pipeline, owner and operator of interconnected natural gas transmission and gathering lines, underground storage reservoirs, compressor stations and related properties, all within Texas, and TXU Gas Distribution, one of the largest gas distribution companies in the United States and the largest in Texas. TXU Energy Trading Company, a wholly-owned subsidiary of TXU Gas, is a wholesale and retail marketer of natural gas and electricity throughout the United States and parts of Canada.

 .    TXU Europe Limited (TXU Europe) -- a holding company for TXU Corp.'s
     European operations. Almost all of TXU Europe's operations in the United Kingdom (UK) and other parts of Europe are conducted through subsidiaries of TXU Europe Group Plc (TXU Europe Group) including Eastern Electricity plc (Eastern Electricity). With the recent acquisition of Norweb Energi, TXU Europe now serves approximately 5.5 million electricity and gas customers in the UK and is the largest supplier (retailer) and distributor of electricity in England and Wales. Subsidiaries of TXU Europe also include TXU Europe Power Limited (TXU Europe Power), one of the largest generators of electricity in the UK; Eastern Natural Gas Limited (Eastern Natural Gas), one of the largest retail suppliers of natural gas in the UK; and TXU Europe Energy Trading Limited (TXU Europe Energy Trading), an energy trading company that manages price and volume risks associated with energy related businesses and is now one of the top five energy traders in the central and Nordic regions of Europe. The distribution network, together with that of London Electricity, is managed and operated by a joint venture (24seven) with the owners of London Electricity (EDF London Investments). This joint venture started in April 2000 and serves over 5 million customers.

 .    TXU Australia Holdings (Partnership) Limited Partnership (TXU Australia) --
     a holding company for TXU Corp.'s Australian operations. Its principal operating subsidiaries include TXU Electricity Limited (formerly known as Eastern Energy Limited), which purchases, distributes and retails electricity in the State of Victoria, Australia, the gas operations of TXU Networks (Gas) Pty. Ltd. (formerly known as Westar Pty. Ltd.), which distributes natural gas in Victoria, and TXU Pty. Ltd. (formerly known as Kinetik Energy Pty. Ltd.) which retails natural gas in Victoria. TXU Electricity Limited serves over 517,000 customers in the state of Victoria, including suburban Melbourne, the second-largest city in Australia. TXU Networks (Gas) Pty. Ltd. has over 419,000 gas customers. TXU Pty Ltd. is of similar size. TXU Australia also owns the only underground natural gas storage facilities in Victoria and operates the 1,280 megawatt Torrens Island power station in Australia.

     Other subsidiaries of TXU Corp. are engaged in or support the purchase, transmission, distribution and sale of electric energy, telecommunications, retail energy services, power development, and other businesses, including:

 .    TXU SESCO Company (TXU SESCO) -- engages in the purchase, transmission, distribution and sale of electric energy in ten counties in the eastern and central parts of Texas with a population estimated at 127,000;

 .    TXU Fuel Company (TXU Fuel) -- owns a natural gas pipeline system;
     acquires, stores and delivers fuel gas; and provides other fuel services, at cost, for the generation of electric energy by TXU Electric;

 .    TXU Mining Company (TXU Mining) -- owns, leases and operates fuel production facilities for the surface mining and recovery of lignite, at cost, for the generation of electric energy by TXU Electric and is one of the largest mining companies in the US;

 .    TXU Energy Services Company (TXU Energy Services) -- provides retail energy services. It is an unregulated company that bundles energy-related products and services for selected market segments; and

 .    TXU Business Services Company (TXU Business Services) -- provides financial, accounting, information technology, environmental, customer, procurement and personnel services and other administrative services, at cost, to TXU Corp. and its other subsidiaries. TXU Business Services acts as transfer agent, registrar and dividend paying agent with respect to the common stock and preference stock of TXU Corp., the preferred stock of TXU Electric and TXU Gas, and of the preferred securities of subsidiary trusts of TXU Corp. and its subsidiaries, and as agent for participants under TXU Corp.'s Direct Stock Purchase and Dividend Reinvestment Plan.

     TXU Corp. owns a 50% interest in Pinnacle One Partners, L.P. (Pinnacle), a joint venture that owns TXU Communications Ventures Company (TXU Communications). TXU Communications operates an integrated telecommunications platform, including an established incumbent local exchange carrier, as well as emerging integrated communications provider and fiber optic transport businesses primarily in the Texas market. TXU Communications offers its customers a comprehensive package of telecommunications services, including local, long distance, internet, web-hosting and development, network and data services, as well as providing fiber transport services to other carriers. TXU Communications currently has over 181,000 access lines, including 18,000 competitive lines, and owns and operates a state-of-the-art fiber optic network spanning more than 1,100 miles (46,000 route miles).

Mergers and Acquisitions, Dispositions and other changes in the Business
------------------------------------------------------------------------

      In May 1998, TXU Corp. acquired The Energy Group Plc (TEG), the former holding company of TXU Europe Group.

      In February 1999, TXU Australia acquired from the Government of Victoria, Australia, the gas retail business of TXU Pty. Ltd. and the gas distribution operations of TXU Networks (Gas) Pty. Ltd. (together, TXU Australia Gas).

      In April 2000, TXU Europe and EDF London Investments plc, a subsidiary of Electricite de France, began operation of an equally-held joint venture named "24seven", for the management, operation and maintenance of their subsidiaries' respective electricity distribution networks. TXU Europe accounts for its investment in 24seven by the equity method of accounting. Employees of the joint venturers' subsidiaries, Eastern Electricity and London Electricity plc, were transferred to 24seven. The physical distribution system assets, as well as all operating licenses, continue to be owned separately by Eastern Electricity and London Electricity plc.

      In May 2000, TXU Corp. acquired all of the outstanding stock of Fort Bend Communications, Inc. (FBCC) for approximately $161 million in cash plus liabilities assumed. In August 2000, TXU Corp. formed a joint venture with other investors by contributing the stock of its telecommunications subsidiaries, including FBCC, to Pinnacle for a 50% voting interest and a distribution of approximately $600 million in cash. The other investors contributed $150 million for the remaining 50% voting interest. TXU Corp.'s telecommunications subsidiaries contributed to the joint venture are no longer consolidated, and TXU Corp.'s investment in the joint venture is accounted for on the equity method.

      In May 2000, a subsidiary of TXU Australia acquired certain assets and liabilities of Optima Energy Pty. Ltd. (Optima) from the government of South Australia. The purchase included a 100-year capital lease to operate a 1,280 megawatt natural-gas power generating station at Torrens Island, South Australia. The power station supplies approximately 28% of South Australia's electricity needs.

      In May 2000, TXU Europe sold its metering business in the UK realizing a pre-tax gain of approximately (Pounds)29 million ($44 million). In addition, in August 2000, TXU Europe completed the sale of its interest in the Czech utility, Severomoravska energetika, a.s. (SME), realizing a pre-tax gain of approximately (Pounds)20 million ($30 million).

      In May 2000, TXU Gas sold substantially all of the assets of its natural gas processing subsidiary, TXU Processing Company, for $105 million resulting in a pre-tax gain of $53 million.

      In August 2000, TXU Europe purchased United Utilities plc's retail energy supply business, Norweb Energi (a division of Norweb plc). Total consideration, including direct costs of the acquisition, was (Pounds)340 million ($496 million). The transaction also includes the assumption of certain of Norweb Energi's obligations, including its power purchase agreements, which have been integrated into TXU Europe's energy portfolio.

      In August 2000, TXU Europe contracted its customer services operation to Vertex Data Science Limited (Vertex), United Utilities plc's customer services business. Customer services include call centers, billing, credit management and debt collection. TXU Europe's 1,335 customer services staff transferred to Vertex on September 1, 2000.

      In a series of private transactions since TXU Europe's withdrawal of its offer in March 2000 to acquire all shares of Hidroelectrica del Cantabrico, S.A. (Hidrocantabrico) that TXU Europe did not already own, TXU Europe acquired additional shares in Hidrocantabrico until it holds approximately 19.2% of the outstanding shares. TXU Europe has preemptive rights over 4.9% of the stock in Hidrocantabrico currently held by Electrabel S.A. (Electrabel), an electricity company in Belgium, if Electrabel elects to sell its interests in Hidrocantabrico to another company during a one year period beginning July 4, 2000. TXU Europe is subject to a conditional put option by which it can be required to purchase the 10% interest in Hidrocantabrico held by Electrabel to the extent Electrabel is required to dispose of its holding in Hidrocantabrico by the European

Union or Spanish Competition Authorities during a one year period beginning July 4, 2000. The conditions of this put option include a reasonable notice period before execution. On January 25, 2001, TXU Europe entered into a commitment to sell its 19.2% interest in Hidrocantabrico to a consortium led by Electricidade de Portugal S.A., the Portugese utility company, and Spanish savings bank, Caja de Ahorro de Asturias (Cajastur). Electricidade de Portugal and Cajastur unconditionally offered (Euro)24 ($22.60) per share for 100% of Hidrocantabrico.

      On January 8, 2001, TXU Europe completed the acquisition of 51% of Stadtwerke Kiel AG (Kiel AG), a German municipal utility, for approximately (Pounds)145 million ($218 million). At the date of acquisition, Kiel had sterling equivalent assets of approximately (Pounds)121 million ($182 million) and liabilities of (Pounds)82 million ($123 million). The process of determining the fair value of tangible and identifiable intangible assets acquired and liabilities assumed has not been completed.

      On February 1, 2001, TXU Europe announced it had agreed to sell its interest in the North Sea gas fields for approximately (Pounds)138 million ($201 million) as part of its efforts to reposition its energy portfolio.

      TXU Corp. will pursue potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and will dispose of nonstrategic assets to allow redeployment of resources into faster growing opportunities in an effort to enhance the long-term return to its shareholders.

Exchange Rates --

      The following exchange rates have been used to convert foreign currency denominated amounts into US dollars, unless they were determined using exchange rates on the date of a specific event:

                                                                 Income Statement
                                      Balance Sheet            (average for periods
                                    (at December 31,)           ended December 31,)
                                   -------------------     ---------------------------
                                    2000         1999       2000       1999      1998
                                    ----         ----       ----       ----      ----
UK pounds sterling (Pound)         $1.4935     $1.6165     $1.5164   $1.6214   $1.6616
Australian dollars (A$)            $0.5599     $0.6507     $0.5824   $0.6432   $0.6313
Euro (Euro)                        $0.9421     $1.0048     $0.9250   $1.0668       N/A

                             COMPETITIVE STRATEGY
                             --------------------

      TXU Corp. has developed a strategy designed to achieve operations of significant scale in selected regions which optimizes a portfolio of assets, capabilities and customer relationships across multiple products and services. TXU Corp. plans to enhance its leading position in electric, gas, and related services in Texas; develop broad-based energy and related businesses in other US regions determined by TXU Corp. to be promising; build on its substantial, broad-based position in the UK and Australia and its developing position in continental Europe; and build on customer relationships through retail energy and related services. TXU Corp.'s strategy involves establishing upstream positions (electric generation through ownership or contracts and gas supply through producing assets, storage assets or contracts) and downstream retail customer relationships. TXU Corp. manages and leverages the knowledge and value from these positions through effective portfolio management and trading capabilities that manage the risk and enhance the value of existing positions while adjusting the portfolio as needed to address market conditions.


                              OPERATING SEGMENTS
                              ------------------


      TXU Corp.'s five reportable operating segments are either strategic business units that offer different products and services or are geographically integrated. They are managed separately because each business requires different marketing strategies or is in a different geographic area.

      (1) US Electric - operations involving the generation, purchase, transmission, distribution and sale of electric energy in the north central, eastern and western portions of Texas (primarily TXU Electric, TXU SESCO, TXU Fuel and TXU Mining operations);

      (2) US Gas - operations involving the purchase, transmission, distribution and sale of natural gas in Texas (primarily TXU Lone Star Pipeline and TXU Gas Distribution);

      (3) US Energy - operations involving purchasing and selling natural gas and electricity and providing risk management and retail energy services for the energy industry throughout the US and parts of Canada (primarily TXU Energy Trading and TXU Energy Services);

      (4) Europe - operations involving the generation, purchase, distribution, marketing and sale of electricity; the purchase and sale of natural gas; and energy merchant trading; within the UK but increasingly throughout the rest of Europe (primarily TXU Europe Group plc.);

      (5) Australia - operations involving the generation, purchase, distribution, trading and retailing of electricity and the retailing, storage and distribution of natural gas, primarily in the States of Victoria and South Australia (primarily TXU Australia); and

      Other - non-segment operations consisting of telecommunications and other activities.

                              US ELECTRIC SEGMENT


GENERAL

     US Electric operations are engaged in the generation, purchase, transmission, distribution and sale of electric energy in the north central, eastern and western portions of Texas. TXU Electric is the principal operating entity in the US Electric business segment.

Operating Statistics
Years Ended December 31

                                                                         2000       1999        1998
                                                                         ----       ----        ----
ELECTRIC ENERGY GENERATED AND PURCHASED
     (Gigawatt-hours - GWh)
     Generated - net station output.............................         96,868     94,575      97,574
     Purchased and net interchange..............................         16,443     12,620      12,205
                                                                       --------   --------    --------
              Net generated and purchased.......................        113,311    107,195     109,779
     Company use, losses, and unaccounted for...................          6,641      6,647       6,637
                                                                       --------   --------    --------
              Total electric energy sales.......................        106,670    100,548     103,142
                                                                       ========   ========    ========

ELECTRIC ENERGY SALES (GWh)
       Residential..............................................         38,680     35,612      37,299
       Commercial...............................................         32,308     30,015      29,617
       Industrial...............................................         25,307     24,915      25,313
       Government and municipal.................................          7,124      6,640       6,652
                                                                       --------   --------    --------
              Total general business............................        103,419     97,182      98,881
       Other electric utilities.................................          3,251      3,366       4,261
                                                                       --------   --------    --------
              Total electric energy sales.......................        106,670    100,548     103,142
                                                                       ========   ========    ========

OPERATING REVENUES (millions)
       Base rate revenues
          Residential...........................................       $  2,232   $  2,074    $  2,192
          Commercial............................................          1,439      1,355       1,327
           Industrial...........................................            616        587         593
           Government and municipal.............................            340        326         324
                                                                       --------   --------    --------
              Total general business............................          4,627      4,342       4,436
           Other electric utilities.............................            125        105         121
                                                                       --------   --------    --------
              Total base rate revenues..........................          4,752      4,447       4,557
        Fuel....................................................          2,756      1,688       1,788
        Transmission service....................................            168        148         126
        Other...................................................             93         72          70
                                                                       --------   --------    --------
                  Subtotal......................................          7,769      6,355       6,541
        Earnings in excess of earnings cap .....................           (310)       (92)         --
                                                                       --------   --------    --------
                  Total operating revenues......................       $  7,459   $  6,263    $  6,541
                                                                       ========   ========    ========

ELECTRIC CUSTOMERS (end of year - in thousands).................          2,672      2,612       2,544

DEGREE DAYS (average for service area)
        Percent of normal:
             Cooling............................................            119%       114%        130%
             Heating............................................             95%        70%         89%

      Service Area -- TXU Electric's service area is located in the north central, eastern and western parts of Texas, with a population in excess of 6 million - about one-third of the population of Texas. Electric service is provided to approximately 2.6 million customers in 92 counties and 370 incorporated municipalities, including the Dallas-Fort Worth metropolitan area. The area is a diversified commercial and industrial center with substantial banking, insurance, telecommunications, electronics, aerospace, petrochemical and specialized steel manufacturing, and automotive and aircraft assembly. The territory served includes major portions of the oil and gas fields in the Permian Basin and East Texas, as well as substantial farming and ranching sections of the state.

      Electric Industry Restructuring -- Legislation was passed during the 1999 session of the Texas Legislature that will restructure the electric utility industry in Texas (1999 Restructuring Legislation). Among other matters, the legislation provides that earnings in excess of a regulatory earnings cap, as defined in the 1999 Restructuring Legislation, be used as mitigation (reduction) to the cost of nuclear production assets (see Note 13 to Financial Statements); authorizes competition in the retail and generation markets for electricity beginning January 1, 2002; provides for the recovery of generation-related regulatory assets, generation-related and purchased power-related costs that are in excess of market value (stranded costs); requires reductions in nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions; requires a rate freeze, excluding cost of fuel, for all retail customers until January 1, 2002 and certain rate reductions for residential and small commercial customers for up to five years thereafter; and sets certain limits on capacity owned and controlled by power generation companies. By September 1, 2000, each electric utility was required to separate from its regulated activities its customer energy services business activities that are otherwise already widely available in the competitive market. By January 1, 2002, each electric utility must separate (unbundle) its business into the following units: a power generation company, a retail electric provider (REP) and a transmission and distribution (T&D) company or separate transmission and distribution companies. A power generation company generates electricity that is intended to be sold at wholesale. In general, a power generation company may not own a transmission or distribution facility and may not have a certificated service area. A REP sells electric energy to retail customers and may not own or operate generation assets. (See Notes 3 and 13 to Financial Statements.)

      The 1999 Restructuring Legislation also provides for a Pilot Project (Pilot) to begin limited competition on June 1, 2001. It allows up to five percent of retail electric customers of electric utilities transitioning to competition to choose to participate in the Pilot and select a competing REP. Customers are not required to participate in the Pilot, but will elect to participate through an application process established by the Public Utility Commission of Texas (PUC). The Pilot is scheduled to run until the end of 2001. TXU Electric is currently unable to predict the outcome of the Pilot or determine the number of customers that might switch to other providers during the pilot period.

Generation
----------

      Generating Units --At December 31, 2000, TXU Electric owned or leased and operated 80 electric generating units with an aggregate net generating capability of 21,092 megawatts (MW). The generating stations and other important units of property of TXU Electric and TXU SESCO are located on lands owned primarily in fee simple.

      Electricity Peak Load and Generation Capability -- The electricity peak load and net generation capability for TXU Electric is contained in the following table. For TXU SESCO, peak load was 268 MW on September 1, 2000. TXU SESCO generates no electric energy.

      TXU Electric's net capability, peak load and reserve, in MW, at the time of peak were as follows during the years indicated:

                                                  Electricity
                                                 Peak Load (a)
                                        -------------------------------
                                                   Increase       Firm
                             Net                     Over         Peak
Year                     Capability     Amount    Prior Year      Load     Reserve (b)
----                     ----------     ------    ----------      ----     -----------
2000..............       23,608 (c)     22,442       3.2%        21,437       2,171
1999..............       22,858 (d)     21,748       1.7%        20,724       2,134
1998..............       22,579 (e)     21,383       5.1%        20,351       2,228

______________
(a) The 2000 peak load occurred on August 31. TXU Electric's peak load includes interruptible load at the time of peak of 1,005 MW in 2000, 1,024 MW in 1999 and 1,032 MW in 1998.
(b) Amount of net capability in excess of firm peak load at the time of peak.
(c) Included in net capability is 2,692 MW of firm purchased capacity.
(d) Included in net capability is 1,778 MW of firm purchased capacity.
(e) Included in net capability is 1,499 MW of firm purchased capacity.

      The peak load changes resulted primarily from customer growth and increased usage due to hotter-than-normal weather. TXU Electric expects to continue to purchase capacity in the future from various sources. (See Fuel Supply and Purchased Power and Note 14 to Financial Statements.) Firm peak load (excluding interruptible contracts) growth in 2001 as compared to the actual firm peak demand for 2000 may be offset by the loss of some retail customers due to the retail Pilot and the efforts of the General Land Office of Texas to serve certain retail customers (e.g., schools and state universities), as authorized by the 1999 Restructuring Legislation.

      Resource Estimates -- Changes in utility regulation and legislation at the federal and state levels, such as the Public Utility Regulatory Policy Act of 1978 (PURPA), the National Energy Policy Act of 1992 (Energy Policy Act) and, most recently, the 1999 Restructuring Legislation for the electric industry in Texas, have significantly changed the way utilities plan for new resources. The 1999 Restructuring Legislation incorporates sweeping changes for electric utilities operating in Texas by opening up the generation and retail portion of the business to competition. Beginning January 1, 2002, REPs in Texas will be able to select their electricity providers. Thus, each REP will be responsible for purchasing electricity for its customers.

      TXU Electric expects to continue to purchase some of its energy requirements needed to serve customer loads through resource contracts with third-party suppliers. Thus, for planning purposes, TXU Electric can no longer readily identify the ownership and types of resources needed to serve its customers prior to the actual selection of the resource contracts. TXU Electric will fill some of its resource needs through load management and renewable resources. It does not expect to have difficulty filling the remainder of its requirements from purchased power.

      In addition to its own generation, TXU Electric has secured resources for the year 2001 from various suppliers through short-term (two years or less) purchased power contracts. (See Fuel Supply and Purchased Power.) Third party projects under construction as well as announced projects should provide adequate power for 2002 and the near future.

      Retail competition in Texas will be effective on January 1, 2002 for customers of most investor-owned electric utilities. At that time, by law, TXU Corp.'s affiliated REPs must lower retail rates charged to residential and small commercial customers in the TXU Electric and TXU SESCO service areas to rates that are 6% lower than the rates that were in effect on January 1, 1999, as adjusted for fuel factor charges. This is known as the "price to beat," meaning that competitors will try to beat this price to attract new customers. This rate is frozen, excluding cost of fuel, for residential and small commercial customers for three years, with respect to each class of service or until 40% of the electric power consumed by customers in that class or segment is supplied by competing REPs. On January 1, 2005, or earlier if such loss of customer load occurs, TXU Corp.'s affiliated REPs will be able to lower their retail rates to compete directly with other REPs, but must continue to offer the "price to beat" rate through December 31, 2006. Electric retail rates will then be driven by market forces and will no longer be regulated. Commencing in 2002, TXU Corp.'s affiliated REPs will be able to compete in areas outside of their service territory against other REPs.

     Fuel Supply And Purchased Power -- Net input during 2000 totaled 113,311 GWh of which 96,868 GWh were generated by TXU Electric. Average fuel and purchased power cost (excluding capacity charges) per kilowatt-hour (kWh) of net input was 2.66 cents for 2000, 1.82 cents for 1999 and 1.78 cents for 1998, respectively. The increase in 2000 primarily represents the increase in natural gas prices. A comparison of TXU Electric's resource mix for net kWh input and the unit cost per million British thermal units (Btu) of fuel during the last three years is as follows:

                                                            Mix for Net                   Unit Cost
                                                             kWh Input                  Per Million Btu
                                                    --------------------------      ------------------------
                                                     2000      1999      1998        2000     1999     1998
                                                     ----      ----      ----        ----     ----     ----
Fuel for Electric Generation:
      Gas/Oil (a)...........................         33.4%     34.3%     36.7%      $4.33     $2.59    $2.39
      Lignite/Coal (b)......................         36.6      38.5      36.5        1.11      1.03     1.03
      Nuclear...............................         16.5      16.4      16.4        0.51      0.57     0.59
                                                    -----     -----     -----
Total/Weighted Average Fuel Cost............         86.5      89.2      89.6       $2.27     $1.56    $1.52
Purchased Power (c) ........................         13.5      10.8      10.4
                                                    -----     -----     -----
Total ......................................        100.0%    100.0%    100.0%
                                                    =====     =====     =====

____________________
(a) Fuel oil was an insignificant component of total fuel and purchased power requirements.
(b) Lignite/coal cost per ton to TXU Electric was $14.82 in 2000, $13.30 in 1999 and $13.47 in 1998.
(c) Excludes power purchased by TXU Electric's affiliate, TXU SESCO, from TXU
    Electric: 2000 - 0 GWh; 1999 - 0 GWh; and 1998 - 267 GWh. Includes TXU Electric purchases from TXU SESCO: 2000 - 8.1 GWh; 1999 - 6.1 GWh; and 1998
    - 6.3 GWh.

      In 2000, the US Electric segment purchased a net of 16,443 GWh or approximately 14.5% of its energy requirements. TXU Electric and TXU SESCO had available 2,080 MW of firm purchased capacity under contract and a full requirements contract to meet the needs of TXU SESCO. TXU Electric received energy in 2000 under purchased power contracts for energy from wind turbines equivalent to approximately 41 MW. TXU Electric has entered into several contracts for the purchase of 291 MW of additional wind energy during 2000, from which power is expected to be received beginning in 2001. TXU Electric expects to acquire additional amounts of purchased resources in the future to adequately and reliably accommodate its customers' electrical needs. Such resources will be acquired in accordance with the requirements of the Texas Public Utility Regulatory Act, as amended (PURA), and the PUC Substantive Rules. Beginning January 1, 2002, the acquisition of resources will generally not be subject to regulation by the PUC. (See Electricity Peak Load and Generation Capability.)

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

      Gas/Oil --Fuel gas for units at eighteen of the principal generating stations of TXU Electric, having an aggregate net gas/oil capability of 12,955 MW, was provided during 2000 by TXU Fuel. TXU Fuel supplied approximately 5% of such fuel gas requirements under contracts with producers at the wellhead and 95% under contracts with commercial suppliers.

      Fuel oil can be stored at seventeen of the principally gas-fueled generating stations. At December 31, 2000, TXU Electric had fuel oil storage capacity sufficient to accommodate approximately 6.1 million barrels of oil and had approximately 1.6 million barrels of oil in inventory.

      TXU Fuel has acquired supplies of gas from producers at the wellhead under contracts expiring at intervals through 2008. As gas production under these contracts declines and contracts expire, new contracts are expected to be negotiated to replenish or augment such supplies. TXU Fuel has negotiated term gas purchase contracts with a number of commercial suppliers. Additionally, TXU Fuel has entered into a number of short-term gas purchase contracts with other commercial suppliers at spot market prices. In general, these spot gas purchase contracts require both the buyer and seller to purchase and deliver the gas on negotiated terms during the agreed-upon delivery period. In the past, curtailments of gas deliveries have been experienced during periods of winter peak gas demand; however, such curtailments have been of relatively short duration, have had a minimal impact on operations and generally have required utilization of fuel oil and gas storage inventories to replace the gas curtailed. No curtailments were experienced during 2000.

      TXU Fuel owns and operates an intrastate natural gas pipeline system that extends from the gas-producing area of the Permian Basin in West Texas to the East Texas gas fields and southward to the Gulf Coast area. This system includes a one-half undivided interest in a 36-inch pipeline that extends approximately 395 miles from the Permian Basin area to a point of termination south of the Dallas-Fort Worth area. Additionally, TXU Fuel owns a 39% undivided interest in another 36-inch pipeline connecting to this pipeline and extending 58 miles eastward to one of TXU Fuel's underground gas storage facilities. TXU Fuel also owns and operates approximately 1,500 miles of various smaller capacity lines that are used to gather and transport natural gas from other gas-producing areas. The pipeline facilities of TXU Fuel form an integrated network through which fuel gas is gathered and transported to certain TXU Electric generating stations for use in the generation of electric energy.

      TXU Fuel also owns and operates two underground gas storage facilities with a usable capacity of 14.0 billion cubic feet (Bcf), with approximately 12.0 Bcf of gas in inventory at December 31, 2000. Gas stored in these facilities can be withdrawn for use during periods of peak demand to meet seasonal and other fluctuations or curtailment of deliveries by gas suppliers. Under normal operating conditions, up to 400 million cubic feet can be withdrawn each day for a ten-day period, with withdrawals at lower rates thereafter.

      Lignite/Coal --Lignite is used as the primary fuel in two units at the Big Brown generating station (Big Brown), three units at the Monticello generating station (Monticello), three units at the Martin Lake generating station (Martin
Lake), and one unit at the Sandow generating station (Sandow), having an aggregate net capability of 5,837 MW. TXU Electric's lignite units have been constructed adjacent to surface minable lignite reserves. TXU Electric owns in fee or has under lease an estimated 448 million tons of proven reserves dedicated to the Big Brown, Monticello and Martin Lake generating stations. TXU Electric also owns in fee or has under lease in excess of 229 million tons of proven reserves not dedicated to specific generating stations. TXU Mining operates owned and/or leased equipment to remove the overburden and recover the lignite. One of TXU Electric's lignite units, Sandow Unit 4, is fueled from lignite deposits owned by Alcoa, which furnishes fuel at no cost to TXU Electric for that portion of energy generated from such unit that is equal to the amount of energy delivered to Alcoa.

      Lignite production operations at Big Brown, Monticello and Martin Lake are accompanied by an extensive reclamation program that returns the land to productive uses such as wildlife habitats, commercial timberland and pasture land. For information concerning federal and state laws with respect to surface mining, see Environmental Matters.

      TXU Electric supplements its lignite fuel at Big Brown, Monticello and Martin Lake with western coal from the Powder River Basin (PRB) in Wyoming. The coal is purchased from multiple suppliers under contracts of various length and is transported from the PRB to TXU Electric's generating plants by railcar under three contracts that range in length from two to seven years.

      Nuclear --TXU Electric owns and operates two nuclear-fueled generating units at the Comanche Peak nuclear powered electric generating station (Comanche
Peak), each of which is designed for a net capability of 1,150 MW.

      The nuclear fuel cycle requires the mining and milling of uranium ore to provide uranium oxide concentrate (U3O8), the conversion of U3O8 to uranium hexafluoride (UF6), the enrichment of the UF6 and the fabrication of the enriched uranium into fuel assemblies. TXU Electric has on hand, or has contracted for, the raw materials and services it expects to need for its nuclear units through the years indicated: uranium (2001), conversion (2003), enrichment (2014), and fabrication (2011). Although TXU Electric cannot predict the future availability of uranium and nuclear fuel services, TXU Electric does not currently expect to have difficulty obtaining U3O8 and the services necessary for its conversion, enrichment and fabrication into nuclear fuel for years later than those shown above.

      The Nuclear Waste Policy Act of 1982, as amended (NWPA), provides for the development by the Department of Energy (DOE) of interim storage and permanent disposal facilities for spent nuclear fuel and/or high level radioactive waste materials. In January 1998, the DOE did not meet its obligation to begin accepting spent nuclear fuel. The DOE continues to maintain its position that no obligation to begin acceptance of spent nuclear fuel exists despite multiple industry-initiated lawsuits challenging that position and a US Court of Appeals decision that such obligation exists. TXU Electric is unable to predict what impact, if any, the DOE's delay will have on TXU Electric's future operations. Under provisions of the NWPA, funding for the program is provided by a one-mill per kWh fee currently levied on electricity generated and sold from nuclear reactors, including the Comanche Peak units.

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

Transmission
------------

      In 1995, TXU Electric became the first utility in Texas to functionally unbundle, or separate, its transmission operations into a business unit. The unit operates independently within the larger company and has the flexibility to adapt to changing market and regulatory forces. It is now one of the key components of the US Electric business segment. TXU Electric and TXU SESCO are members of the Electric Reliability Council of Texas (ERCOT), an intrastate network of investor-owned entities, cooperatives, public entities, non-utility generators and power marketers. ERCOT is the regional reliability coordinating organization for member electric power systems in Texas, the Independent System Operator (ISO) of the interconnected transmission system of those systems, and is responsible for ensuring equal access to transmission service by all wholesale market participants in the ERCOT region.

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

      The principal generating facilities of TXU Electric and load centers of TXU Electric and TXU SESCO are connected by 3,996 circuit miles of 345-kilovolt
(kV) transmission lines and 9,371 circuit miles of 138- and 69-kV transmission lines. TXU SESCO is connected to TXU Electric by three 138-kV lines, ten 69-kV lines and three lines at distribution voltage.

      TXU Electric is connected by six 345-kV lines to Reliant Energy Company; by three 345-kV, eight 138-kV and nine 69-kV lines to American Electric Power Company; by two 345-kV and eight 138-kV lines to the Lower Colorado River Authority; by four 345-kV and nine 138-kV lines to the Texas Municipal Power Agency;

by one asynchronous High Voltage Direct Current (HVDC) interconnection to American Electric Power Company; and at several points with smaller systems operating wholly within Texas.

Distribution
------------

      The TXU Electric distribution system supplies electricity to approximately
2.6 million customers (including approximately 2.3 million residential customers and 310,000 commercial and industrial businesses). On average, TXU Electric has added approximately 47,000 customers to its system each year for the last several years and over 58,000 in 2000. The electric distribution business consists of the ownership, management, construction, maintenance and operation of the distribution network within TXU Electric's certificated service area.

      TXU Electric's distribution network receives electricity from the transmission grid through power distribution substations and distributes electricity to end users and wholesale customers through approximately 2,800 distribution feeders.

      The TXU Electric distribution network consists of approximately 54,000 miles of overhead primary conductors, 22,000 miles of overhead secondary and street light conductors, 11,500 miles of underground primary conductors and 6,600 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

      The greater portion of the T&D lines of TXU Electric and TXU SESCO has been constructed over lands of others pursuant to easements or along public highways and streets as permitted by law.

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

      Docket No. 21527 -- In October 1999, TXU Electric filed a petition with the PUC for a financing order (Docket No. 21527) to permit the issuance by a special purpose entity of $1.65 billion of transition bonds secured by payments designed to enable TXU Electric to recover its generation-related regulatory assets and other qualified costs in accordance with the 1999 Restructuring Legislation. The proceeds received by TXU Electric from the issuance of the transition bonds are to be used solely for the purpose of retiring utility debt and equity. On May 1, 2000, the PUC signed a final order rejecting TXU Electric's request for the $1.65 billion and authorized only $363 million. TXU Electric filed an appeal on May 2, 2000 with the Travis County, Texas District Court.

      On September 7, 2000, the Travis County, Texas District Court issued a final judgment reversing that part of the PUC's financing order that utilized regulated asset life (up to 40 years) for purposes of present-valuing the benefits of securitization. Instead, the District Court ruled that a present-value period based upon stranded cost and regulatory asset recovery periods authorized under the 1999 Restructuring Legislation should have been used by the PUC. The District Court also ruled that the PUC statements in its financing order concerning the future impact of securitization of loss on reacquired debt were only an advisory opinion. The judgment affirmed other aspects of the PUC's financing order and ordered the case remanded to the PUC for further proceedings consistent with the judgment. TXU Electric and various other parties have appealed this judgment directly to the Texas Supreme Court. TXU Electric expects that any difference between the $1.65 billion and the amount finally authorized will continue to be deferred until recovery of generation related regulatory assets is addressed again by the PUC. TXU Electric is unable to predict the outcome of these proceedings.

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

      Docket No. 22350 -- As required by the 1999 Restructuring Legislation, in January 2000, TXU Electric filed its business separation plan with the PUC. In March 2000, TXU Electric filed its application for approval of its unbundled cost of service rates with the PUC. This plan and application lay the foundation for retail competition to begin in the Texas electricity market. Under the business separation plan, the generation business unit and the retail business unit of TXU Electric will become unregulated entities and will be allowed to compete for customers. The T&D business units of TXU Electric will be separated into regulated entities and will together represent the regulated part of the business. In addition to the actual T&D charges for delivering electricity, these rates include nuclear decommissioning fund charges, system benefit fund charges and stranded cost recovery charges. In that March 2000 filing, TXU Electric's stranded costs were estimated to be approximately $3.7 billion, including the regulatory assets that were part of the Docket No. 21527 proceedings and amounts related to the remand of Docket No. 9300, addressed below. TXU Electric filed an updated stranded cost estimate on August 28, 2000 to reflect various PUC decisions made since Docket No. 22350 was filed. In the August 28, 2000 filing, TXU Electric's stranded costs were estimated to be $2.8 billion. Subsequent to the August 2000 filing, the PUC has required TXU Electric to revise the stranded cost estimate to remove amounts related to regulatory assets, certain environmental expenditures, and the remand of Docket No. 9300, which resulted in a revised estimate of $14 million, including displaced worker costs. TXU Electric has appealed certain of the PUC's decisions related to this matter to the Travis County, Texas District Court. Various parties to Docket No. 22350 have presented stranded cost estimates ranging from negative $1.5 billion to negative $3.5 billion along with recommendations that these amounts be returned to customers beginning in 2002. The estimate established in Docket No. 22350 is subject to a future market-based "true-up" in 2004. TXU Electric is unable to predict the outcome of these proceedings.

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

      Docket No. 22344 -- In a generic issues docket held in August 2000, the PUC issued orders that impacted TXU Electric's recovery of restructuring expenses and certain other regulatory assets. Accordingly, in September 2000, such unrecovered regulatory assets totaling $52 million were written off. This reduced earnings in excess of the earnings cap by an equal amount. As a result, there was no impact to net income.

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

      Final reconciliation of fuel costs must be made either in a reconciliation proceeding or in a general rate case. In a final reconciliation, a utility has the burden of proving that fuel costs under review were reasonable and necessary to provide reliable electric service, that it has properly accounted for its fuel-related revenues, and that fuel prices charged to the utility by an affiliate were reasonable and necessary and not higher than prices charged for similar items by such affiliate to other affiliates or nonaffiliates. For generating utilities like TXU Electric, through August 31, 1999, the rule provided for recovery of purchased power capacity costs through a power cost recovery factor with respect to purchases from qualifying facilities, to the extent such costs were not otherwise included in base rates. Pursuant to the 1999 Restructuring Legislation, the power cost recovery factor will be frozen between September 1, 1999 and January 1, 2002. The energy-related costs of such purchases continue to be included in the fixed fuel factor. TXU Electric is required to file in 2002 with the PUC for final reconciliation of its eligible fuel costs. This final reconciliation will cover the period July 1998 through December 2001.

Docket No. 22880/Docket No. 23153 -- Because natural gas prices recently have exceeded those in the base fuel factor, on August 4, 2000, TXU Electric filed a request with the PUC in Docket No. 22880 to surcharge the cumulative under-collection of fuel cost revenues that existed as of June 30, 2000, together with interest through November 2000, in the amount of $167 million, and to increase its current fuel factors by 27.6%. On August 31, 2000, the Administrative Law Judge entered an Interim Order, implementing an agreement of the parties, providing for an interim increase in fuel factors of 13.8%, effective September 6, 2000, and a surcharge of TXU Electric's cumulative under-recovery of fuel cost revenues that existed as of July 31, 2000, together with the interest through November 2000, in the amount of $315 million to be collected over the fourteen-month period beginning November 2000. On October 13, 2000, TXU Electric filed a Supplemental Application with the PUC requesting its initial 27.6% fuel factor increase instead of the interim increase. Also, on October 13, 2000, TXU Electric filed a request with the PUC in Docket No. 23153 for a surcharge to recover a $231 million under-collection of fuel cost revenues for the months of August and September 2000. The proposed surcharge would be collected from January 2001 through December 2001. Docket No. 23153 was subsequently consolidated into Docket No. 22880. On January 11, 2001, the PUC approved TXU Electric's requests in Docket No. 22880 and Docket No. 23153. Also on January 11, 2001, the PUC approved the requested fuel factor increase, effective that date. The PUC also approved the surcharge request filed in Docket No. 23153, effective January 11, 2001 through December 31, 2001.

      Docket No. 23640 -- In February 2001, TXU Electric filed with the PUC a request for a surcharge to recover under-collected fuel cost revenues for the months of October 2000 through December 2000, plus estimated under-recoveries for the period January 2001 through March 2001 totaling $591 million, and to increase its current fuel factor by 26.4% over the increase in Docket No. 22880. The proposed fuel factor increase would be effective March 5, 2001 and the proposed surcharge would be collected from April 2001 through December 2001. TXU Electric cannot predict the outcome of this proceeding.

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

      The 1999 Restructuring Legislation will restructure the electric utility industry in Texas. Among other matters, the 1999 Restructuring Legislation authorizes competition in the retail and generation markets for electricity beginning January 1, 2002; provides for the recovery of generation-related and purchased power related stranded costs and generation-related regulatory assets; requires reductions in NOx and SO2 emissions; requires a rate freeze, excluding cost of fuel, for all customers until January 1, 2002 and certain rate reductions for residential and small commercial customers for up to five years thereafter; and sets certain limits on capacity owned and controlled by power generation companies. Project teams have been established to prepare US Electric segment companies for a competitive environment. These teams are comprised of resources from all facets of TXU Corp.'s business. These teams continue to formulate short- and long-term strategies to address implementation of the 1999 Restructuring Legislation.

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

      Furthermore, there is increasing pressure on utilities to reduce costs, including the cost of power, and tailor energy services to the specific needs of customers. Such competitive pressures among electric utility and non-utility power producers could result in the loss of some retail energy services customers. US Electric segment companies are aggressively managing their operating costs and capital expenditures through streamlined business processes and operating practices and are developing and implementing strategies to address an increasingly competitive environment.

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

      In August 1999, a Texas Court of Appeals issued a judgment declaring invalid PUC rules governing open-access wholesale transmission service. These rules, adopted in February 1996, guaranteed open-access wholesale transmission service by electric utilities in ERCOT to other utilities and non-utility power suppliers, and established a rate formula to determine access charges for the transmission of wholesale electricity. In its decision, the court concluded that the PUC lacks the statutory authority to establish transmission access rates, and therefore rendered the transmission rules invalid. Several interested parties and the PUC filed motions for rehearing with the Court of Appeals, asking the court to reverse its decision and to recognize the PUC's authority to set wholesale transmission rates in ERCOT. In January 2000, a judgment was rendered on the motions for rehearing by the Court of Appeals, declaring that certain subsections of the open-access rules are invalid, while still concluding that the PUC lacks statutory authority to establish transmission access rates. Petitions for review have been filed with the Supreme Court of Texas by the PUC and other interested parties urging the Supreme Court to reverse the judgment of the Court of Appeals. TXU Electric is unable to predict the impact of this judgment on open-access transmission rates at this time.

      Customers -- There are no individually significant customers upon which TXU Electric's or TXU SESCO's business or results of operations are highly dependent.

                                US GAS SEGMENT

GENERAL

      US Gas operations are engaged in the purchase, transmission, distribution and sale of natural gas in Texas.

Operating Statistics
Years Ended December 31

                                                                               2000        1999         1998
                                                                               ----        ----         ----
SALES VOLUMES
     Gas distribution (Billion cubic feet - Bcf):
         Residential.....................................                         83          68           77
         Commercial......................................                         51          45           49
         Industrial and electric generation..............                          4           4            4
                                                                              ------      ------       ------
               Total gas distribution....................                        138         117          130
                                                                              ======      ======       ======

     Pipeline transportation (Bcf).......................                        601         551          599

OPERATING REVENUES (millions)
     Gas distribution:
         Residential.....................................                     $  616      $  402       $  437
         Commercial......................................                        318         212          225
         Industrial and electric generation..............                         28          20           20
                                                                              ------      ------       ------
               Total gas distribution....................                        962         634          682
      Pipeline transportation............................                        123         116          121
      Other revenues, less intra-segment eliminations....                         22         118           52
                                                                              ------      ------       ------
              Total operating revenues...................                     $1,107      $  868       $  855
                                                                              ======      ======       ======

GAS DISTRIBUTION CUSTOMERS
      (end of year - in thousands).......................                      1,438       1,407        1,379

HEATING DEGREE DAYS (% of normal)........................                         95%         70%          89%

      Service Area -- TXU Lone Star Pipeline, a partially rate-regulated division of TXU Gas, owns and operates interconnected natural gas transmission lines, underground storage reservoirs, compressor stations and related properties, all within Texas. With a system consisting of approximately 7,200 miles of transmission and gathering pipelines in Texas, TXU Lone Star Pipeline is one of the largest pipelines in the US. Through these facilities, it transports natural gas to distribution systems of TXU Gas Distribution and other customers. Rates for the services provided to TXU Gas Distribution are regulated by the Railroad Commission of Texas (RRC), while rates for services to other customers are generally established by competitively negotiated contracts. The gas transmission and distribution lines of TXU Gas Distribution and TXU Lone Star Pipeline, have been constructed over lands of others pursuant to easements or along public highways and streets as permitted by law.

      TXU Gas Distribution provides service through over 25,000 miles of distribution mains. Through these facilities, it purchases, distributes and sells natural gas to over 1.4 million residential, commercial and industrial customers in approximately 560 cities and towns, including the 11-county Dallas-Fort Worth Metroplex. TXU Gas Distribution also transports natural gas to end users within its distribution system as market opportunities require. The distribution service rates that TXU Gas Distribution charges its residential and commercial customers are established by the municipal governments of the cities and towns served with the RRC having appellate jurisdiction. The majority of TXU Gas Distribution's residential and commercial gas customers use gas for heating, and their needs are directly affected by the mildness or severity of the heating season. However, approximately 79% of TXU Gas Distribution's residential and commercial volumes are subject to weather normalization adjustments which allow rates to be adjusted to reflect warmer -or-colder-than-normal weather during the winter months, reducing the impact of variations in weather on TXU Gas Distribution's earnings. Sales to electric-generation customers are affected by the mildness or severity of both cooling and heating seasons.

      Gas Distribution Peaking -- TXU Gas Distribution estimates its peak-day availability of natural gas supply from its long-term contracts, short-term contracts and withdrawals from underground storage to be in excess of 2.2 Bcf. Daily spot contracts raise this availability level to meet additional peak-day needs.

      During 2000, the average daily demand of TXU Gas Distribution's residential and commercial customers was 0.3 Bcf. TXU Gas Distribution's greatest daily demand in 2000 was on December 12, when the arithmetic-mean temperature was 24 degrees Fahrenheit and sales to its customers reached 2.1 Bcf.

      Gas Supply -- TXU Gas Distribution's gas supply consists of contracts for the purchase of specific reserves, contracts not related to specific reserves or fields, and gas in storage. The total available gas supply as of January 1, 2001 was 143 Bcf, which is approximately equal to TXU Gas Distribution's purchases during 2000. Of this total, 35 Bcf are specific reserves and 28 Bcf are working gas in storage. Management has calculated that 80 Bcf are committed to TXU Gas Distribution under gas supply contracts not related to specific reserves or fields. In 2000, TXU Gas Distribution's gas requirements were purchased from approximately 155 independent producers, marketers and pipeline companies.

      TXU Gas Distribution has sufficient storage working gas capacity and gas in storage to meet its peak-day requirements. TXU Gas Distribution utilizes the services of seven gas storage fields owned by TXU Lone Star Pipeline, all of which are located in Texas. These fields have an optimal working gas capacity of
43.7 Bcf and a storage withdrawal capacity of up to 1.3 Bcf per day.

      TXU Gas Distribution has historically maintained a contractual right to curtail individual load, which is designed to achieve the highest load factor possible in the use of the pipeline system while ensuring continuous and uninterrupted service to residential and commercial customers. Under the program, industrial customers negotiate their own rates and relative priorities of service. Interruptible service contracts include the right to curtail gas deliveries up to 100% according to a priority plan. The last sales curtailment for TXU Gas Distribution occurred in 1990 and lasted only 30 hours.

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

      TXU Gas Distribution buys gas under long-term and short-term intrastate contracts in order to ensure reliable supply to its customers. Many of these contracts require minimum purchases of gas. The estimated gas demand, which assumes normal weather conditions, significantly exceeds the minimum purchase obligations of these contracts for the year 2001 and thereafter.

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

      TXU Gas Distribution employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to about $19.8 million in annualized revenue increases, exclusive of changes in gas costs, was granted in 2000 in addition to about $7.5 million granted in 1999 and $2.5 million granted in 1998. Rate cases supporting $18.5 million in annualized revenue increases were filed in 178 cities as of March 2, 2001.

      Weather normalization adjustment clauses have been approved by 320 cities served by TXU Gas Distribution, representing 79% of TXU Gas Distribution's residential and commercial sales volumes. These clauses allow rates to be adjusted to reflect the impact of warmer- or colder-than-normal weather during the winter months, reducing the impact of variations in weather on TXU Gas Distribution's earnings.

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

      In October 1999, TXU Lone Star Pipeline filed with the RRC a Statement of Intent to change the city gate rate for gas transported for subsequent distribution to residential and commercial customers. The filing requested a general increase in annual revenues of approximately $20 million. In June 2000, the RRC issued a final ruling on TXU Lone Star Pipeline's requested gate rate increase that denied the increase and resulted in a $1.5 million reduction in the city gate rate, but granted favorable changes to its tariff structure.

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

                               US ENERGY SEGMENT

GENERAL

      US Energy operations are engaged in purchasing and selling natural gas and electricity and providing risk management and retail energy services for the energy industry throughout the United States and parts of Canada.

Operating Statistics
Years Ended December 31

                                         2000        1999       1998
                                       -------      ------     -------
TRADING VOLUMES

  Gas (Bcf)......................        1,242       1,102       1,115
  Electric (GWh).................       21,917       6,544      16,268

OPERATING REVENUES (millions)....      $ 5,508      $3,072     $ 3,225

      The US Energy segment's primary natural gas markets, both retail and wholesale, are in Texas, the Northeast, the Midwest and the West Coast. TXU Energy Trading engages in the physical and financial purchase and sale of electricity in the wholesale markets throughout the United States and is responsible for the evaluation of upstream and downstream assets to expand its energy portfolio within regions outside of Texas. After electric industry restructuring in Texas, TXU Energy Trading will be responsible for selling all power from TXU Corp.'s North American generation units, managing its fuel consumption and procurement needs and meeting the energy supply needs of TXU Corp.'s retail operations, third party REPs and other wholesale end-use customers.

      In the course of providing comprehensive energy products and services to its diversified client base, TXU Energy Trading engages in energy price risk management activities. In addition to the purchase and sale of physical commodities, TXU Energy Trading enters into futures contracts; swap agreements, where settlement is based on the difference between a fixed and floating (index based) price for the underlying commodity; exchange traded options; over-the-counter options, which are settled in cash or in the physical delivery of the underlying commodity; exchange-of-futures-for-physical transactions; energy exchange transactions; storage activities; and other contractual arrangements. TXU Energy Trading may buy and sell certain of these instruments to manage its exposure to price risk from existing contractual commitments as well as other energy-related assets and liabilities. It may also enter into contracts to take advantage of arbitrage opportunities. In order to manage its exposure to the price risk associated with these instruments, TXU Energy Trading has established trading policies and limits and revalues its exposures daily against these benchmarks utilizing integrated energy systems to capture, value and understand the portfolio risks. TXU Energy Trading also periodically reviews these policies to ensure they are responsive to changing market and business conditions.

      TXU Energy Trading actively manages the risks associated with trading and asset management. A multi-dimensional approach to risk management is taken by combining the resources of trading, credit, finance, accounting, internal audit and risk management to accomplish the risk management objectives. A risk management team meets regularly to ensure trading compliance with approved commodities, instruments, exchanges and markets. Trading risks are monitored and limits are enforced to comply with established policy requirements. Policies are set and ultimately approved within the guidelines established by TXU Corp.

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

      TXU Energy Services is engaged in electricity infrastructure ownership and management, energy information, energy consumption and billing management, energy technology development and integration, and other services. TXU Energy Services offers an integrated portfolio of energy supply products and services to large commercial and industrial customers. In 2000, TXU Energy Services entered into contracts to manage energy resources up to $1.6 billion. Activities include energy equipment design, procurement and construction, energy monitoring, measurement and verification, financing of new capital improvement projects, energy supply and price risk management and ongoing operation and maintenance of energy infrastructure.

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

      The activities of TXU Energy Trading continue to be developed. The strategy is to build system infrastructure and merchant trading capabilities in preparation for a deregulated electric industry in Texas and to diversify TXU's North American energy portfolio to include business outside of Texas. TXU Energy Trading is investing in intellectual and technological capabilities to monitor, evaluate and anticipate gas and electric commodity market movements and monitor and evaluate supply resources and market demand. TXU Energy Trading will use these capabilities to effectively manage risks and optimize the use of TXU's North American energy portfolio within ERCOT subsequent to the deregulation of the power industry in Texas and across the country. In addition, TXU Energy Trading is investing in the capabilities to expand its asset management and wholesale marketing business into selected regions outside of ERCOT.

      Effective January 1, 2002, TXU Corp.'s retail operations will become authorized REPs and commence selling electricity to a wide spectrum of retail customers, including customers of TXU Electric. TXU Energy Services is investing in the systems and other infrastructure necessary to compete in the retail customer markets.

      Customers -- There are no individually significant customers upon which the segment's business or results of operations are highly dependent.

                                EUROPE SEGMENT

GENERAL

      European operations are engaged in the generation, purchase, distribution, marketing and sale of electricity; the purchase and sale of natural gas; and energy merchant trading, in the UK, but increasingly throughout the rest of Europe.

Operating Statistics
Year Ended December 31

                                                                2000        1999         1998*
                                                                ----        ----         ----
SALES VOLUMES
    Electric (Gigawatt-hours - GWh)
        Industrial and commercial......................         22,586      19,698       15,459
        Residential ...................................         17,263      16,726        7,826
                                                              --------     -------      -------
              Total electric...........................         39,849      36,424       23,285
                                                              ========     =======      =======

   Units Distributed (GWh).............................         33,393      33,120       19,249

   Gas (Billion cubic feet - Bcf)
        Industrial and commercial......................             57          77           51
        Residential....................................             58          49           21
                                                              --------     -------      -------
              Total gas................................            115         126           72
                                                              ========     =======      =======
    Wholesale Energy Sales
          Electricity (GWh)............................        100,132      78,950       51,060
          Gas (Bcf)....................................          1,000         447          148

OPERATING REVENUES (millions)
       Electric
           Industrial and commercial...................       $  1,249     $ 1,357      $ 1,146
           Residential.................................          1,551       1,676          839
                                                              --------     -------      -------
              Total electric operating revenues........          2,800       3,033        1,985
                                                              --------     -------      -------
       Distribution....................................            535         657          395
                                                              --------     -------      -------
       Gas
           Industrial and commercial...................            190         247          125
           Residential.................................            339         318          135
                                                              --------     -------      -------
              Total gas operating revenues.............            529         565          260
                                                              --------     -------      -------
        Wholesale energy sales.........................          3,318       2,168        1,199
        Other..........................................            193         191          102
        Less intra-segment revenues....................           (331)       (524)        (340)
                                                              --------     -------      -------
              Total operating revenues.................       $  7,044     $ 6,090      $ 3,601
                                                              ========     =======      =======
CUSTOMERS (end of year - in thousands)
        Electric.......................................          4,358       2,931        3,211
        Gas............................................          1,127         805          777

* For the period from acquisition (May 19, 1998) to December 31, 1998.

      Throughout England and Wales, electricity power stations, together with the transmission and distribution systems, constitute a single integrated network. Almost all electricity generated in England and Wales must be sold to and purchased from the wholesale trading market for electricity, commonly known as the Pool. Prices for electricity are set by the Pool for each half hour based on bids of generators and a complex set of calculations that matches supply and demand. Each participant in this network must be licensed to generate, transmit or supply electricity.

      New Electricity Trading Arrangements (NETA) - Following a comprehensive reassessment of the timetable for completion of all the necessary testing, the implementation of NETA is now scheduled to commence on March 27, 2001, although the date may be revised before then based on the progress in the ability of participants to communicate with the central systems being installed and other concerns. Under NETA, for those companies wishing to buy and sell electricity, the arrangements provide the freedom to enter into directly negotiated contracts instead of having to trade through a central electricity pool. It is expected that under the new arrangements bulk electricity will be traded on one or more exchanges and through a variety of bilateral and multilateral contracts and that market participants will include not only generators and suppliers but also traders with physical positions, i.e. energy wholesalers; accordingly, NETA implementation will eliminate the Pool. The new arrangements provide mechanisms for near real-time clearing and settlement of differences between contractual and physical positions of those buying, selling, producing and consuming electricity. A balancing mechanism will enable the system operator (National Grid Company) to change levels of generation and demand near to real-time; and a mechanism for imbalance settlement will provide for the settling of the differences between net physical and net contractual position of parties.

      Electricity supply businesses have incurred significant costs to introduce and operate under NETA, while the financial impact on distributors has been minimal. Although the UK government proposes that such costs will ultimately be borne by customers, OFGEM has not allowed recovery of such costs in the price controls which became effective on April 1, 2000. TXU Europe's ability to manage its purchase price risk depends, in part, on the continuing availability of properly priced risk management mechanisms such as contracts for differences and electricity forward agreements. No assurance can be given that an adequate, transparent market for such products will in fact be available in the future (including NETA).

      All markets in the UK are now open to competition, where customers are free to choose their energy providers. The competition in the UK and further deregulation in continental European markets allows for creation of a global portfolio management business model. Under this model, TXU Europe will manage a portfolio of generation assets, contracts and customer relationships as a single unified energy business. To that end, in early 2001, TXU Europe will undertake an internal reorganization to reflect a greater integration of the energy business. The Energy Retail and Portfolio Trading and Power segments for TXU Europe will be combined operationally and organizationally into one business managed similarly by geographic locations.

Energy Retail
-------------

      TXU Europe has integrated its electricity and gas retailing operations into a single energy business. The electricity retailing business involves the sale to customers of electricity that is purchased from the Pool. Pool price risk is managed on behalf of the retail business by TXU Europe Energy Trading. The energy business is charged a regulated price by transmission and distribution companies, including Eastern Electricity, for the physical delivery of electricity.

      In August 2000, retail operations of TXU Europe were enhanced by the acquisition of the retail business of Norweb Energi, which had 1.8 million electricity and 0.4 million gas customers at acquisition date. Coupled with TXU Europe's existing supply business, the acquisition created the UK's second largest energy retailer and the largest electricity retailer. Also in August 2000, TXU Europe contracted its customer service functions to Vertex to take advantage of their lower customer service charges while ensuring customers continue to receive quality service. TXU Europe is seeking new ways to access the energy markets and to form more partnerships with the objective of reducing costs, improving access to customers and capitalizing on emerging new markets like the Internet. In December 2000, TXU Europe acquired a 20% interest in Servista.com Limited, an on-line provider of energy and communications services. TXU Europe will be the sole supplier of energy sold under the Servista.com brand for an initial period of five years.

      TXU Europe primarily serves markets in the east and northwest of England. The recently acquired Norweb Energi operations primarily serve markets in the Northwest of England. At December 31, 2000, including Norweb Energi, TXU Europe supplied electricity to approximately 4.4 million customers. Industrial and commercial customers accounted for approximately 40% of TXU Europe's retail sales revenues.

      TXU Europe is one of the largest suppliers of natural gas in the UK. At December 31, 2000, TXU Europe's market share by volume was estimated at approximately 6% of gas delivered to all customers. At December 31, 2000, it was supplying gas to approximately 1.1 million customers in the UK, ranging from residential households to large industrial companies.

Portfolio Trading and Power (formerly Energy Management and Generation)
-----------------------------------------------------------------------

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

Generation Facilities

      TXU Europe's current portfolio of power stations is predominately a mix of combined cycle gas turbine and coal-fired stations. It represents both plants which run throughout most of the year and plants which run only during periods of high demand. TXU Europe's portfolio of power stations provides flexibility in managing the price and volume risks of its energy contracts and has enabled TXU Europe to diversify its fuel supply risk.

      Further information on TXU Europe's interests in power stations in the UK is set out in the following table and discussed further below. In all cases, installed generating capacity is equal to registered generating capacity except for two units, which have registered generating capacities of 405 MW and 380 MW, respectively, but installed generating capacities of 360 MW and 340 MW, respectively..

                                                        Net
 Electric                                            Generating
Generating                                           Capability
  Units                   Fuel Source                   (MW)         Percent
----------                -----------                ----------      -------
    5          Coal fired........................       5,949          87.1
    3          Combined cycle gas turbine (a)....         835          12.2
    2          Combined heat and power...........          46            .7
                                                        -----         -----
               Total.............................       6,830         100.0
                                                        =====         =====

(a) Includes TXU Europe's approximately 13.5% interest (135 MW) in a 1,000 MW plant.

      West Burton, Rugeley B and Ironbridge. In June 1996, TXU Europe assumed
      -------------------------------------
operational and commercial control, through a combination of lease and outright purchase from National Power, of all of the assets and a portion of the liabilities of the West Burton, Rugeley B and Ironbridge power stations. TXU Europe exercised the option to purchase the freehold land in January 2001.

      Drakelow C and High Marnham. TXU Europe has leased the land, buildings and
      ---------------------------
plant at the Drakelow C and High Marnham power stations from PowerGen for 99 years, under agreements entered into in July 1996. PowerGen is responsible for decommissioning costs if TXU Europe decides to close these stations during the term of the leases.

      Czech Republic. TXU Europe has an interest of approximately 84% in
      --------------
Teplarny Brno, a district heating and generation company based in Brno, the second largest city in the Czech Republic. Teplarny Brno owns oil and gas-fired plants that are capable of generating approximately 1,000 MW of energy in the form of steam and hot water, which is sold principally to industrial and residential customers. Teplarny Brno has further generation capacity of approximately 192 MW of electricity and 86 MW of heat capacity. It also owns a 169 kilometer pipeline network for distributing heat to customers' premises.

      Poland. TXU Europe has a 49% interest in Zamosc Energy Company, a joint
      ------
venture with the Polish regional distribution company, Zamejska Korporacja Energetyczna SA, which was established to develop power plants in southeast Poland. The company has decided not to proceed with earlier proposals to develop a 125 MW combined cycle gas turbine at Jaroslaw.

      Finland. TXU Europe owns 81% of a joint venture, called TXU Nordic Energy
      -------
Oy, with the remainder owned by certain shareholders of Pohjolan Voima Oy (PVO), Finland's second largest electricity generator. TXU Nordic Energy is entitled to the output from approximately 584 MW of PVO's thermal generating capacity and a wholesale trading business formerly owned by the industrial shareholders of PVO.

      Germany. On January 8, 2001, TXU Europe acquired 51% of Kiel AG, a
      -------
municipal utility, which has 175 MW of generation capacity.

Other Projects

      In December 1998, TXU Europe received government consent to build a 215 MW combined heat and power plant to provide heat and power to Shotton Paper on Deeside in the UK. The completion of the power station is scheduled for the third quarter of 2001.

      The UK government imposes an obligation on electricity suppliers to purchase a portion of their requirements from renewable energy sources under the non-fossil fuel obligation levy plan. Renewable energy sources are those that are not currently consumed faster than they are replenished. Renewable energy sources include solar and wind power. In April 1999, TXU Europe announced that a one MW wind turbine in Northern Ireland had successfully completed tests and had begun generating electricity. Subsequently, another 1.3 MW wind turbine has entered operation in Orkney, together with a 0.4 MW generator in North Wales that uses the flow of river water for power. TXU Europe is currently seeking approval to build a total of approximately 75 MW of wind energy, hydro and biomass generation facilities. In addition, TXU Europe recently announced a joint venture with Anglian Water to construct a number of generating stations which will process almost half of Anglian Water's sewage production; the prototype plant is rated at 10MW. Additional opportunities for renewable energy projects including the gasification of municipal solid waste are also being considered.

Portfolio Management/Energy Trading

      Typically, holders of public electricity supply licenses issued under the UK Electricity Act 1989 of Great Britain (Electricity Act) in connection with supply and distribution within their authorized area are exposed to risk, as they are obliged to supply electricity to their customers at stable prices but have to purchase almost all the electricity necessary to supply those customers from the Pool at prices that are constantly changing. The ownership of generating assets reduces the risk associated with such price volatility as well as providing a high level of flexibility that both enables and enhances portfolio optimization.

      TXU Europe began as a regional electricity company, operating what is now the largest electric networks business and one of the largest supply businesses in the UK. As the UK energy market has become increasingly competitive, TXU Europe has been a pioneer in the development of the flexible energy portfolio concept in the UK. The growth in TXU Europe's electric generation and gas production assets has provided the opportunity to hedge TXU Europe's retail electricity and natural gas contracts and commitments to customers. TXU Europe Energy Trading now has a substantial portfolio of positions in physical assets and contracts with which it can supply electricity and gas to TXU Europe and other industry participants. The physical positions are a natural hedge to the risks associated with TXU Europe's retail operations. To the extent TXU Europe is naturally hedged, TXU Europe can avoid the expenses of entering into alternative hedging arrangements. However, the physical positions are not an exact match with TXU Europe Energy Trading's supply commitments to other customers. Therefore TXU Europe Energy Trading manages the remaining exposure through contracts by adjusting the balance of supply and demand in TXU Europe's portfolio, by varying power station and gas field output, by contracting with counterparties and by adjusting trading prices to the retail operations. The variety of physical and financial resources and customers in TXU Group's energy business provides flexibility to respond more quickly to structural changes in energy markets in the UK and in continental Europe.

      Overall, TXU Europe Energy Trading integrates all aspects of TXU Europe's energy business. It coordinates TXU Europe's energy operations, taking into account anticipated demand and the availability to TXU Europe of electricity and natural gas from all sources, including generation, and contracted supplies. TXU Europe Energy Trading also earns revenue by providing risk management services to other energy generators and retailers to assist them in managing their Pool/market price risk.

      The overall electricity and gas positions are managed by reference to risk exposure limits that are monitored by a risk management team within TXU Europe. The risk management team verifies that the trading instruments employed have been approved for use by TXU Europe Energy Trading and carries out credit checks on current and proposed counterparties. TXU Europe's ability to manage that risk in the future will depend, in part, on the terms of its supply contracts, the continuation of an adequate market for financial instruments and the performance of its generating and gas assets.

      In order to help meet the expected needs of its natural gas wholesale and retail customers, including TXU Europe's power stations, TXU Europe has entered into a variety of gas purchase contracts. As of December 31, 2000, the commitments under long-term purchase contracts amounted to an estimated (pound)633 million ($945 million), covering periods of up to 8 years. Estimated sales commitments, including estimated power station usage at the same date amounted to approximately (pound)3.0 billion ($4.5 billion) covering periods up to 8 years.

      TXU Europe Energy Trading also purchases coal, oil and natural gas for TXU Europe's UK power stations. On February 1, 2001, TXU Europe announced it had agreed to sell its interest in the North Sea gas fields for approximately (pound)138 million ($201 million) as part of its efforts to reposition its energy portfolio.

      TXU Europe is also forming various business alliances with European power companies and expects to implement a similar strategy in other parts of continental Europe as markets there open to competition.

      In September 1999, the energy management business established an office in Geneva, Switzerland, which coordinates European energy management and development projects. In its first full year of operation, the Central European operations traded 157 Terrawatt hours (TWh) equivalent of power and gas in 2000 compared with 5 TWh equivalent in 1999.

      Nordic operations (which are carried out primarily in the Scandinavian countries of Finland, Norway and Sweden) had power trades of 156 TWh in 2000 compared with 37 TWh in 1999. The energy management business also trades on the Nord Pool, the electricity trading market in Scandinavia and has access to 139 MW of hydro output in Norway for 53 years. In December 1999, TXU Europe announced it would import electricity from Russia as part of an arrangement between PVO and the Russian national utility RAO UES (UES). The portion of electricity allocated to TXU Europe under the arrangement will be supplied to TXU Nordic Energy. TXU Nordic Energy is entitled to 190 MW of the 400MW that will be imported by PVO from UES. Under the arrangement, which began January 1, 2001 and lasts until 2004, UES will sell 667 million kilowatt hours (kWh) to PVO in the first year and up to 2.67 billion kWh each year after 2001. The electricity will be supplied through an electricity complex in Vyborg, a city on the Russian-Finnish border.

Finland

      In December 1999, TXU Europe made an investment in Savon Voima Oyj (SVO), a regional electricity distributor in central Finland. The investment was a purchase of approximately 40% of SVO's share capital. The remaining interest in SVO is currently owned by 29 local municipalities. There are put options exercisable by the municipalities which if exercised would automatically give TXU Europe a controlling interest. The purchase was part of TXU Europe's overall strategy to manage a flexible Nordic energy portfolio and to develop TXU Europe's Nordic businesses working with local partners.

Spain

      In Spain, TXU Europe has a 19.2% minority shareholding in Hidrocantabrico. On January 25, 2001, TXU Europe entered into a commitment to sell its interest in Hidrocantabrico to a consortium led by Electricidade de Portugal S.A., the Portugese utility company, and Spanish savings bank Caja de Ahorro de Asturias (Cajastur). Electricidade de Portugal and Cajastur unconditionally offered
(euro)24 ($22.60) per share for 100% of Hidrocantabrico.

Electricity Networks
--------------------

UK

      TXU Europe's electricity networks business consists of the ownership, management and operation of the electricity distribution network within TXU Europe's authorized area. TXU Europe receives electricity in England and Wales from The National Grid Company plc (National Grid). TXU Europe then distributes electricity to end users connected to TXU Europe's distribution system.

      Almost all electricity customers in TXU Europe's authorized area are connected to and dependent upon TXU Europe's distribution system. TXU Europe distributes approximately 33,400 GWh of electricity annually to over three million customers, representing more than seven million people. The distribution by TXU Europe of electricity in its authorized area is regulated by its public electricity supply license, which, other than in exceptional circumstances, is due to remain in effect until at least 2025.

      TXU Europe receives electricity from National Grid at 19 supply points within its authorized area and five points in the authorized areas of neighboring regional electricity companies. Most of this electricity is received at 132 kilovolts. It is then distributed to customers through TXU Europe's system of approximately 35,100 kilometers of overhead lines, 55,200 kilometers of underground cable and numerous transformers and circuit breakers, through a series of interconnected networks operating at successively lower voltages. TXU Europe also receives electricity directly from generating stations located in its authorized area and, from time to time, from customers' own generating plants and connections with neighboring regional electricity companies.

      Most of the revenue from use of the distribution system is from TXU Europe's electricity retail operations. The rest is derived from holders of second tier supply licenses in respect of the delivery of electricity to their customers located in TXU Europe's service area.

      The distribution charges levied by subsidiaries of TXU Europe and the other regional electricity companies consist of charges for use of the system and charges for other services outside the scope of the price control, including connection charges. Distribution and supply charges are regulated by conditions in TXU Europe's public electricity supply license, which sets out a formula for determining the maximum average charge per unit distributed in any year. Most of the charges for the use of the distribution system are subject to distribution price controls. See Regulation and Rates.

      In April 2000, TXU Europe and EDF London Investments plc, a subsidiary of Electricite de France, began operation of an equally-held joint venture named "24seven", for the management, operation and maintenance of their subsidiaries' respective electricity distribution networks. TXU Europe accounts for its investment in 24seven by the equity method of accounting. Employees of the joint venturers' subsidiaries, Eastern Electricity and London Electricity plc, were transferred to 24seven. The physical distribution system assets, as well as all operating licenses, continue to be owned separately by Eastern Electricity and London Electricity plc.

REGULATION AND RATES

      The electricity industry in the UK, including TXU Europe, is subject to regulation under, among other things, the Electricity Act, the Utilities Act 2000 and UK and European Union (EU) environmental legislation. TXU Europe is also subject to existing UK and EU legislation on competition and regulation in its gas business. TXU Europe has all of the necessary franchises, licenses and certificates required to enable it to conduct its businesses.

      The Utilities Act 2000 (Utilities Act) was passed on July 28, 2000 and is expected to become effective April 1, 2001. The Utilities Act amends both the Gas Act 1986 and the Electricity Act 1989. The goals of the Utilities Act are to place the consumer interest at the core of regulation and to harmonize gas and electricity regulation. The Utilities Act makes changes to the electricity and gas-licensing framework, but for the most part license obligations will be carried over as appropriate and will be largely unchanged from those in present licenses. In addition, the regulators of gas and electricity markets are combined into a single regulatory body, the Gas and Electricity Markets Authority (the Authority), which will consist of a Chairman and Members appointed by the Secretary of State for Trade and Industry, and is supported by the Office of Gas and Electricity Markets (OFGEM).

      Electricity Retailing -- Subject to specific exceptions, retail suppliers of electricity in the UK are currently required either to have a public electricity supply license for an authorized area or to obtain a "second tier" supply license. Public electricity supply license holders are required under the Electricity Act to provide a supply of electricity upon request to any premises in their authorized area, except in specified circumstances. Each public electricity supply license holder is subject to various obligations under its public electricity supply license. These include prohibitions on cross-subsidies among its various regulated businesses and discrimination in respect to the supply of customers. Each public electricity supply license holder is also required to offer open access to its distribution network on non-discriminatory terms. This obligation includes a requirement not to discriminate between its own supply business and other users of its distribution system. Public electricity supply license holders are subject to separate controls on the tariffs to ex-franchise customers and in respect of distribution charges.

      On August 3, 2000, TXU Europe acquired the supply business interests of Norweb plc, (Norweb). The agreement for the purchase of Norweb includes the eventual transfer of the current Norweb plc Public Electricity Supply (PES) license-area customers (franchise or "in area" customers) and the transfer of Norweb's interest in power purchase agreements to TXU Europe. TXU Europe expects contracts with Norweb PES customers to be in place under the Utilities Bill in early 2001. Meanwhile, Norweb's economic interest in the franchise customers and power purchase agreements have been effectively transferred to Eastern Energy through an agency agreement. TXU Europe acts as Norweb's agent in meeting its obligations under its PES license as they relate to the supply of electricity. All of Norweb's "out-of-area" electricity and all gas customers were transferred to TXU Europe on August 3, 2000.

      Electricity Supply Price Regulation -- Supply charges in the ex-franchise market are regulated by a maximum price control that applies to each tariff in the residential and small business customer market and effectively provides customers with price guarantees. The supply price controls became effective on April 1, 2000, and the scope of the controls has been reduced to remove all small business and some domestic customers from direct price controls. TXU Europe's directly controlled tariffs were reduced by an average of 7.1% from April 1, 2000 as required by the new controls, giving rise to an estimated reduction in annual revenues of approximately (pound)15 million ($23 million). As the market is opened to competition, it is expected that price restraints will no longer be applied to domestic customers. The Director General of Electricity Supply (DGES) has indicated that he hopes to be able to remove price controls effective April 1, 2002.

      Gas Supply -- The natural gas supply activities of TXU Europe are principally regulated by the Authority under the UK Gas Act 1986 (as amended) and by the conditions of TXU Europe's gas licenses. A subsidiary of TXU Europe holds a gas supplier's license and subsidiaries of TXU Europe currently hold gas shippers' licenses. TXU Europe's natural gas supply business is not subject to price regulation. On August 3, 2000, TXU Europe acquired the gas supply interests of Norweb Gas Ltd. as part of the Norweb Energi acquisition.

      Generation -- Unless covered by an exemption, all electricity generators operating a power station in the UK are required to have generation licenses. The conditions presently attached to generation licenses in England and Wales require the holder, among other things, to be a member of the Pool and to submit the output of the station's generating units for central dispatch. Following the implementation of the Utilities Act, these conditions will be modified to require compliance with the new Balancing and Settlement Code and to require co-operation with the transition to the NETA. In addition, the restriction on the amount of generation capacity that can be owned or operated by the successor companies to the old license holders will be removed. Failure to comply with a license condition may subject the licensee to a variety of sanctions, including enforcement action by OFGEM through fines, and, where enforcement action is not complied with, license revocation.

      In December 1999, following extensive consultation with the industry, the DGES published new proposals for generation licenses in order to promote fair competition in the generation and trading of electricity. The proposals sought to ensure that generators with positions of significant market power who are able to exert an upward influence on prices in the Pool should ensure that their prices closely reflect their costs and that they do not take unfair advantage of any imperfections in the operation of the Pool. TXU Europe played an active part in these discussions and accepted the DGES's proposals on February 7, 2000, subject to an assurance from OFGEM that the condition would be removed if another generator successfully appealed the matter to the Competition Commission. Following an eight month inquiry the Competition Commission concluded in December 2000 that the condition should not be included in the licenses of AES and British Energy, and OFGEM has now published proposals to remove it from the licenses of TXU Europe and four other generators. It is expected that this process will be completed in March 2001.

      Energy Trading -- TXU Europe Energy Trading is permitted by the Financial Services Authority under the UK Financial Services Act 1986 to deal in contracts for differences, including futures and options in the UK. A subsidiary of TXU Europe Energy Trading is a joint holder of production licenses relating to its equity interests in four North Sea natural gas fields. On February 1, 2001, TXU Europe announced it had agreed to sell its interest in the North Sea gas fields for approximately (pound)138 million ($201 million) as part of its efforts to reposition its energy portfolio.

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

      In December 1999, OFGEM issued a report proposing a range of substantial net revenue reductions for the distribution businesses of all regional electricity companies in the UK. The final proposals for Eastern Electricity incorporated an initial reduction in allowed revenues for regulated units of 28% from April 1, 2000 with further annual reductions of 3% per year for the next four years, adjusted for inflation. The effect on revenues was a reduction of (pound)65 million ($99 million), adjusted for inflation and is estimated to be a further reduction of about (pound)30 million ($45 million) in 2001.

      The DGES may propose amendments to the Distribution Price Control Formula or any other terms of the license. In the cases where a public electricity supply license holder is not willing to accept modifications to the license conditions put forward by the DGES, the normal process would be for the DGES to refer the matter to the Competition Commission, for a determination of whether continued operation without the proposed license modifications is in the public interest.

COMPETITION

      Electricity Retailing -- TXU Europe is an active participant in the competitive industrial and commercial UK electricity market. TXU Europe estimates that this represents a market size of approximately (pound)6 billion ($9.7 billion) per year. TXU Europe competes in the competitive market on the basis of the quality of its customer service and by competitive pricing. As of December 31, 2000, TXU Europe's volume in this market was 16%.

      Competition has now been fully introduced for customers in all areas and energy markets of the UK. TXU Europe competes nationally for residential and small business customers and, by December 31, 2000, it was supplying 289,000 customers outside its principal geographical markets in the east and north west of England, and had agreed contracts with a further 27,000 electricity customers. One of the major competitors in TXU Europe's traditional service area is Centrica plc (trading as British Gas), which has a substantial presence in markets nationwide through its existing gas customer base.

      Natural Gas Retailing -- As a result of UK government action in recent years, the UK retail gas supply market is open to competition. TXU Europe's main competitors are Centrica plc and the gas marketing arms of some major oil companies. Further competition is provided by a number of other electricity companies and smaller gas suppliers that are independent of the major oil companies, each of which has a minor presence in the market.

      Generation -- TXU Europe's mix of generating plants enables it to operate in the sectors of the market for both plants that run throughout most of the year and plants that run only during periods of high demand, and to spread its fuel risks.

      Electricity Networks -- At present, TXU Europe experiences little competition in the operation of its electricity distribution system. In limited circumstances, some customers may establish or increase capacity for their own generation by becoming directly connected to National Grid or by establishing their own generating capacity; they then avoid charges for the use of the distribution system. TXU Europe does not currently consider this a significant threat to its electricity networks business.

      Customers -- There are no individually significant customers upon which the segment's business or results of operations are highly dependent.

                               AUSTRALIA SEGMENT

GENERAL

      Australian operations are engaged in the generation, purchase, distribution, trading and retailing of electricity and the retailing and storage of natural gas, primarily in the States of Victoria and South Australia.

Operating Statistics
Years Ended December 31

                                                                 2000       1999*       1998
                                                                 ----       -----       ----
SALES VOLUMES
   Electric (gigawatt-hours - GWh)
      Residential...........................................     2,700       2,543        2,468
      Commercial and industrial.............................     2,680       2,966        2,745
                                                                ------      ------       ------
          Total electric ...................................     5,380       5,509        5,213
                                                                ======      ======       ======
   Gas (billion cubic feet - Bcf)
      Residential...........................................        20          19           --
      Commercial, industrial and electric generation........        44          32           --
                                                                ------      ------       ------
           Total gas .......................................        64          51           --
                                                                ======      ======       ======
OPERATING REVENUES (millions)
   Electric
      Residential...........................................    $  194      $  188       $  208
      Commercial and industrial.............................       144         177          153
                                                                ------      ------       ------
            Total electric..................................       338         365          361
                                                                ------      ------       ------
   Gas
      Residential...........................................        66          67           --
      Commercial, industrial and electric generation .......       101          61           --
                                                                ------      ------       ------
            Total gas.......................................       167         128           --
                                                                ------      ------       ------
   Other....................................................       212         189           78
                                                                ------      ------       ------
          Total operating revenues..........................    $  717      $  682       $  439
                                                                ======      ======       ======
CUSTOMERS (end of year - in thousands)
   Electric.................................................       517         511          500
   Gas......................................................       419         410           --

 * Volumes and revenues include TXU Australia Gas from date of acquisition on February 24, 1999.

Networks
--------

      The electricity and gas distribution networks business distributes electricity to approximately 520,000 supply points located in the eastern suburbs of Melbourne and in rural areas in eastern Victoria, and natural gas to approximately 440,000 supply points located in the western suburbs of Melbourne and in rural towns in western Victoria. It also operates a Western Underground Gas Storage (WUGS) facility in western Victoria.

      Electricity -- TXU Electricity Limited (TXU Australia Electricity) is the holder of an electricity distribution license, which provides a right to distribute electricity within a defined geographical area in accordance with a set of conditions that attach to the license. Virtually all customers within TXU Australia Electricity's service territory are connected to its distribution network, whether electricity is purchased from TXU Australia Electricity or any other retail supplier. There is, however, open access to the distribution network. Open access means that all retailers licensed to sell electricity in Victoria have equal rights of access to the distribution network. TXU Australia Electricity has the right to charge network tariffs to the retailers who access its network. These charges provide the primary revenue of its electricity network.

      TXU Australia Electricity's distribution network is comprised primarily of sub-transmission and distribution assets. It owns no generating or transmission facilities. TXU Australia Electricity's distribution system is interconnected with an intrastate power network, comprised of the operator of the transmission system, and each of the other distribution companies within Victoria. TXU Australia Electricity has entered into distribution system agreements with each of the distribution businesses which share the boundaries of its distribution area to provide for wheeling of electricity on behalf of those distribution businesses and for the reciprocal provision of other distribution services.

      TXU Australia Electricity's distribution area covers approximately 31,000 square miles from the outer eastern metropolitan suburbs of Melbourne to the eastern coastal areas of Victoria and north to the New South Wales border. The distribution service territory encompasses three of the four fastest-growing suburban areas in Melbourne, Australia's second-largest city. Almost 60 percent of TXU Australia Electricity's customers live in suburban Melbourne.

      TXU Australia Electricity distributes electricity to approximately 520,000 supply points in a distribution territory with a population of approximately 1.2 million. The region accounts for approximately 28% of Victoria's population and approximately 35% of its total territory. TXU Australia Electricity's service territory has the fastest population growth rate of the service territories of the five Victorian distribution companies, and is expected to average an annual population growth of approximately 1.5% for the next ten years. TXU Australia Electricity's service territory has a predominantly residential and commercial customer base, but also includes a diverse range of industrial customers, including logging paper mills, food manufacturers, electricity generators, dairy producers and other light industry. TXU Australia Electricity's distribution network consists of approximately 26,000 miles of distribution lines.

      Gas -- TXU Networks (Gas) Pty Ltd. (Gas Networks) is the holder of a gas distribution license, which provides a right to distribute gas within a defined geographical area in accordance with a set of conditions that attach to the license. Networks charges retailers (including TXU Pty. Ltd.) tariffs for providing distribution services. Under the regulatory arrangements, the initial tariffs are subject to increase or decrease based on a formula (CPI-X) based on the Consumer Price Index and a multiplier that has been set through December 2002. TXU Australia also earns revenue from other activities related to its distribution business, some of which are regulated on a "fair and reasonable" basis.

      Gas Networks' distribution network includes approximately 5,000 miles of pipelines over approximately 800 square miles in the western and northwestern Melbourne metropolitan area, together with 19 rural localities in central and western Victoria. This network is supplied from a number of supply points from a long-distance, high-pressure gas transmission pipeline owned by a third party. Gas Networks presently carries gas for two retailers, TXU Pty. Ltd. and Ikon Energy who have retail franchise customers in areas served by Networks.

      Gas Networks' initial distribution territory overlaps in part with its retail non-competitive agency area. Gas Networks also transports gas for use by affiliates of Esso Resources Australia Ltd. (Esso) and BHP Petroleum Pty Ltd.
(BHPP) at sites within its distribution areas pursuant to the terms of a gas transportation deed between the Gas and Fuel Corporation (GASCOR), Esso and BHPP.

      WUGS -- In November 1998, TXU Australia purchased the rights to construct and operate an underground gas storage facility near Port Campbell in western Victoria. Construction was completed during 2000. The facility is now fully operational. It both processes raw gas and stores processed gas.

      TXU Australia agreed to acquire three additional gas fields in the Port Campbell area together with their remaining gas reserves. The acquisition included the right and the obligation to build gas processing facilities to process both TXU Australia's own gas and gas from other producers. Pursuant to an Underground Storage, License and Sale Agreement with the State of Victoria, WUGS is required to keep its business separate from the retail businesses of TXU Australia and must not offer discriminatory terms in favor of related businesses. WUGS customers are TXU Pty. Ltd. and other gas retailers for storage services and gas producers for gas processing. WUGS provides TXU Australia with the strategic advantage of having ready access to an alternative supply of natural gas at times of peak demand.

Retail
------

      The Retail business sells electricity to approximately 517,000 customers located in the eastern suburbs of Melbourne and in rural areas in eastern Victoria, and natural gas to approximately 419,000 customers located in the northern suburbs and central business district of Melbourne and in rural towns in the west of the State of Victoria.

      Electricity -- TXU Australia Electricity has retailing licenses to sell electricity to contestable customers (those subject to competition) in Victoria, New South Wales, Queensland, South Australia and the Australian Capital Territory. TXU Australia Electricity also holds an exclusive franchise to sell electricity to retail customers with electricity loads of less than 40 MWh/year within the same geographic area of Victoria as its distribution license. This franchise will be in effect when all customers become able to purchase from retailers of their choice, which is expected to be January 1, 2002.

      Gas -- TXU Pty. Ltd. has a retail license, which gives it the exclusive right to supply gas to approximately 419,000 non-contestable customers in its geographic agency area, as agent for GASCOR. Its license also gives it the right to supply gas to any customer in Victoria after contestability. The Victorian Government has set a staggered timetable, by which different classes of customers become contestable. The first stage of contestability began on October 1, 1999 and it is expected that the market will become fully contestable by May 1, 2002.

      Large industrial and commercial customers that have individual sales contracts have the option of terminating their contracts when they become contestable, subject to paying all outstanding charges. The current portfolio of business customers includes food manufacturing, chemicals, paper, health, hospitality and recreation. Approximately 52% of TXU Pty. Ltd's agency customers are connected to Gas Networks' distribution network, with the balance connected to other distributors' systems.

Energy Trading
--------------

      The Energy Trading business manages electricity and gas supplies, including purchasing gas and electricity, generating electricity, trading electricity (both physical and derivatives) within approved risk limits, managing electricity hedging agreements, and managing gas supplies from WUGS.

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

      TXU Australia purchased certain assets and liabilities of Optima in May 2000, including a 100-year lease to operate the gas-powered generation station Torrens Island in South Australia. The output from this plant is sold into the National Electricity Market. Since the commencement of the National Electricity Market, the station has acted as the marginal generator in South Australia during most of the trading periods.

      Because the spot price of electric energy can vary substantially from time to time, TXU Australia is exposed to the risk arising from the difference between the fixed price at which it sells electricity and the variable price at which it purchases electricity from the wholesale market. To manage this risk, it enters into financial contracts with electric energy generators and others to manage exposure to such price fluctuations. TXU Australia also enters into various derivative instruments for the purposes of arbitrage and trading in the Australian energy market. The instruments include swaps, options, futures and forwards.

      In May 1999, TXU Australia Electricity entered into a twenty-year option agreement with AES Ecogen which owns 966 MW of gas-fired generation that is typically used during peak periods of demand for electricity in Victoria. The agreement provides TXU Australia Electricity with the option to enter into contracts with AES Ecogen that require the exchange of cash for the difference between the amounts specified in the agreement and the then current spot price of electricity. TXU Pty. Ltd. also has an agreement to supply gas to AES Ecogen for 20 years.

      Gas -- Approximately 98% of Victoria's current gas supply of 158 Bcf per annum is sourced from Esso and BHPP. A gas spot market opened in Victoria in April 1999. TXU Pty. Ltd. must specify the injections (volume and price) it is willing to make from its supply sources, and must settle any imbalance between its injections and the demands of its customers with counterparties in the spot market. Because of the dominant volume of the Esso/BHPP supply source, market price volatility has been minimal to date.

      As a result of the acquisition of the Torrens Island power station, TXU Australia now purchases over 30 Bcf per annum from producers in South Australia.

REGULATION AND RATES

      Gas and Electricity -- Entities operating in the gas and electricity industries in Victoria operate under several legislative acts, regulations and legal documents that form the regulatory framework. This regulatory framework is outlined below.

      Gas Industry Act 1994 and Electricity Industry Act 2000, as amended -- These Acts are the primary legislation governing the reformed gas and electricity industries in Victoria. They complement the national regulatory framework (see National Access Regime below). They contain the provisions relating to the privatization of the gas and electricity industries, establish the functions of the key regulatory bodies in the industries and provide for the establishment of the key regulatory instruments taking effect under the Acts, such as the Market and System Operations Rules, the Victorian Gas Industry Tariff Order, the Victorian Electricity Supply Industry Tariff Order and the distribution and retail licenses. They also contain industry cross-ownership restrictions and government emergency powers.

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

      On September 21, 2000, the ORG published its "Determination" in the 2001 Electricity Distribution Price Review. TXU Australia appealed the Determination with the ORG Appeal Panel on October 2, 2000; and on October 16, 2000, the Appeal Panel set aside the ORG's Determination with respect to five matters. On December 1, 2000, the ORG published a "Redetermination" to reflect the decision of the Appeal Panel. TXU Australia has sought review of the Determination and the Redetermination in the Supreme Court of Victoria on the grounds that they do not comply with the requirements of the Victorian Electricity Supply Industry Tariff Order for the ORG to use price-based regulation adopting a CPI-X approach and not rate of return regulation for the determination of tariffs. The hearing commenced on March 9, 2001. The Redetermination is and remains in effect until the Supreme Court sets aside the Redetermination and, unless the Supreme Court orders otherwise, the ORG makes a further determination in accordance with the order of the Supreme Court.

      Voluntary maximum retail prices for electricity customers with usage below 160MWh/year, have been announced by TXU Australia. Retail prices for non-franchise customers are subject to competitive forces and are not regulated. Customers who use 40 MWh per year or more have been able to choose their retailer since January 1, 2001. The retail price will remain regulated for all remaining electricity customers until they become able to purchase from retailers of their choice, which is expected to be January 1, 2002.

      The distribution tariffs applying to TXU Networks (Gas) are effective until December 31, 2002, when a new determination of the price path for the following five-year period can be made.

National Access Regime

      Gas Industry -- On July 1, 1999, the national regulatory regime for regulation of access to gas transmission and distribution systems was implemented in Victoria. This regime is comprised of the Gas Pipelines Access Law and the National Third Party Access Code for Natural Gas Pipeline System (National Access Code).

      Gas Networks' pipelines transferred to it from GASCOR are subject to the National Access Code. However, TXU Networks (Gas) has an existing access arrangement approved by the ORG that applies until December 31, 2002, which is deemed to be an access arrangement for the purposes of the National Access Code.

      Gas Networks' access arrangement provides that it will supply distribution services in accordance with the Distribution Code. The access arrangement further provides that Gas Networks will charge for these services in accordance with the tariffs for tariffed distribution services set out in the Victorian Gas Industry Tariff Order. With the exception of extensions that service more than 5,000 customers, Gas Networks' access arrangement will apply to any extensions or expansions of the system. Pricing arrangements applicable to these extensions or expansions are set out in the access arrangement.

      Under the National Access Code, Gas Networks is able to specify in an access arrangement certain "fixed principles" that will apply to the pricing provisions of its next access arrangement. The fixed principles that will apply to Gas Networks' next access arrangement, will apply for five years from January 1, 2003. They are set out in the Victorian Gas Industry Tariff Order and include a requirement for the regulator to:

(i) use incentive-based regulation adopting a CPI-X approach and not rate of return regulation;
(ii) ensure a fair sharing of efficiency gains between customers and the distribution business;
(iii) consider the cost of supplying the services which the distributor supplies; and
(iv)  consider any relevant benchmarks in comparable private sector industries.

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

      The National Electricity Market currently operates a wholesale electricity pool into which all electricity output from generators within Victoria, New South Wales and South Australia is centrally pooled and scheduled to meet the electricity demand of those States. NEMMCO matches the supply and demand requirements among participants in the National Electricity Market. Generators bid their electricity into the market, offering NEMMCO different prices for the generation levels. In turn, market customers submit bids and quantities of demand they wish to be scheduled. These are evaluated and matched with bids by NEMMCO to minimize the cost of meeting demand and determine the electricity price generators are paid for the electricity they sell into the market. The clearing price is calculated at half hour intervals each day. It is often referred to as the "spot price".

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

      TXU Australia Electricity is registered as a market customer for the purposes of the market established under the National Electricity Code, and purchases its power requirements from the National Electricity Market. It manages its risk of exposure to high prices in this market, however, by entering into hedging arrangements with market generators.

COMPETITION

      Electric Retail -- In July 1996, customers in Victoria with loads greater than 750 MWh/year became contestable. In July 1998, customers with loads between 160 and 750 MWh/year became contestable. Together these two customer classes accounted for approximately 49% of total Victorian volumes. In both cases, the introduction of contestability was accompanied by the entry of several new retailers into the market, significantly lower prices and switching between retailers. Because of the low profitability of serving these customers, volume retention has not been a priority to TXU Australia. Customers with loads from 40 to 160 MWh/year became contestable on January 1, 2001. All customers are currently scheduled to have the option to choose their retailer no earlier than January 1, 2002. Based on information available from the experience of mass-market competition in other industries and other countries, TXU Australia expects that the competition will be less intense for these smaller customers.

      Gas Retail -- Gas consumers, including new connections (except certain affiliates of Esso and BHPP), are supplied by GASCOR and are not subject to competition until the estimated dates set out below:

                                                    Customer Load
               Date                                  (GJ/year)/*/
               ----                                 -------------
               Currently                          (more than) 500,000
               After September 1, 2001            (more than)   5,000
               After May 1,  2002                  All others

/*/ GJ = gigajoules. One gigajoule = approximately .92 Mcf.

      Contestable customers will be able to choose their own gas retailer. TXU Australia will cease to supply gas as an agent of GASCOR to customers who have become contestable and will commence supplying contestable customers in its own right with gas purchased from GASCOR and other sources.

      On average, as competition was introduced in stages in Victoria, customers in the early tranches of competition were less profitable to TXU Australia than those in the later tranches. While the market is expected to be competitive, TXU Australia does not expect the same intensity of competition in the early stages as has been experienced in electricity in Victoria. The incumbent retailers have a significant advantage over new retailers in their long-term supply contracts with GASCOR. The final class of customers, with loads below 5,000 GJ/year, will become contestable no earlier than January, 2002. As with competition in the electric industry, TXU Australia's expectation is that the competition will be less intense for these smaller customers.

      Customers -- There are no individually significant customers upon which the segment's business or results of operations are highly dependent.

                             ENVIRONMENTAL MATTERS
                             ---------------------

US SEGMENTS

     TXU Corp. and its US subsidiaries are subject to various federal, state and local regulations dealing with air and water quality and related environmental matters. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

      The Clean Air Act includes provisions which, among other things, place limits on the SO2 emissions produced by generating units. In addition to the new source performance standards applicable to SO2, the Clean Air Act required that fossil-fueled plants meet certain SO2 emission allowances by 2000. TXU Electric's generating units meet the SO2 allowance requirements.

      To meet these SO2 requirements, the Clean Air Act provides for the annual allocation of SO2 emission allowances to utilities. Under the Clean Air Act, utilities are permitted to transfer allowances within their own systems and to buy or sell allowances from or to other utilities. The EPA grants a maximum number of allowances annually to TXU Electric based on the amount of emissions from units in operation during the period 1985 through 1987. TXU Electric intends to utilize internal allocation of emission allowances within its system and, if cost effective, may purchase additional emission allowances to enable future electric generating units to meet the requirements of the Clean Air Act. TXU Electric may also sell excess emission allowances. TXU Electric is unable to predict the extent to which it may generate excess allowances or will be able to acquire allowances from others if needed but does not anticipate any significant problems in keeping emissions within its allotted allowances.

      TXU Electric's generating units meet the NOx limits currently required by the Clean Air Act. The TNRCC and the EPA have proposed rules that will require NOx emission reductions at TXU Electric's generating units in the Dallas-Fort Worth area. Additionally, in 1996, TXU Electric elected for an early opt-in under Phase I related to NOx limits for its coal-fired generating units. This election locks in NOx limits for these generating units for a ten-year period. The Clean Air Act also requires studies, which began in 1991, by the EPA to assess the potential for toxic emissions from utility boilers. In December 2000, the EPA published a notice that it intends to regulate the emissions of hazardous air pollutants, including mercury, from fossil fuel-fired power plants in the future. Regulations on mercury will be proposed by 2003 to be issued by 2004. TXU Electric is unable to predict the effects of these regulations. Recently, the EPA issued rules for regional haze; the impact of these rules, is unknown at this time because the TNRCC must implement the regional haze requirements.

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

      In 1997, the TNRCC required some companies to submit Title V Operating Permit applications for many of their facilities, including TXU Electric's generating facilities and certain TXU Gas facilities. All required Title V Operating Permit applications have been filed, and TXU Electric and TXU Gas have received Title V Operating Permits for most of their facilities. TXU Electric and TXU Gas anticipate the approval of all pending permit applications.

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

      The TNRCC has also adopted revisions to its State Implementation Plan
(SIP) rules that require an 89% reduction in NOx emissions from electric utility units in the Dallas-Fort Worth ozone non-attainment area and a 51% reduction in NOx emissions from electric utility units in East and Central Texas. The costs of SIP reductions are eligible for recovery as stranded costs provided they satisfy the standards for recovery of environmental improvement costs established by the 1999 Restructuring Legislation provisions. The cost of compliance will be reduced due to emission trading provisions in the rules.

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

      Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act (Texas Act) and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, (RCRA) and the Toxic Substances Control Act (TSCA). The EPA has issued regulations under the RCRA and TSCA, and the TNRCC and the RRC have issued regulations under the Texas Act applicable to TXU Electric's and TXU Gas' facilities. TXU Electric has registered solid waste disposal sites and has obtained or applied for such permits as are required by such regulations.

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

EUROPE

      TXU Europe's businesses are subject to numerous regulatory requirements with respect to the protection of the environment. The electricity generation industry in the UK is subject to a framework of national and EU environmental laws which regulate the construction, operation and decommissioning of generating stations. Under these laws, each generating station operated by TXU Europe is required to have an authorization which regulates its releases into the environment and seeks to minimize pollution of the environment taken as a whole, having regard to the best available techniques not entailing excessive cost. These authorizations are issued by the Environment Agency which has the responsibility for regulating the impact of TXU Europe's generating stations on the environment. The principal laws which have environmental implications for TXU Europe are the UK Electricity Act, the UK Environmental Protection Act 1990 and the UK Environment Act 1995.

      The UK Electricity Act requires TXU Europe to consider the preservation of natural beauty and the conservation of natural and man-made features of particular interest when it formulates proposals for development of power stations with a capacity in excess of 50 MW or installation of overhead power lines. Environmental assessments are required to be carried out in some cases, including overhead line constructions at high voltages and generating station developments. TXU Europe has produced Environmental Policy Statements and Electricity Act Schedule 9 Statements which explain the manner in which it complies with its environmental obligations.

      TXU Europe has approximately 680 and 192 kilometers of underground cables insulated with an oil-filled wrap which operate at 33-kV and 132-kV, respectively. This type of cable is in common use by utilities in the UK and parts of continental Europe. These cables generally supply substantial amounts of electricity to large substations in urban areas and to large customers. Most of TXU Europe's cables are between 30 and 50 years old. TXU Europe operates these cables in accordance with the UK Environment Agency's Operating Code for Fluid-Filled Cables, monitoring and repairing both gradual and substantial leaks that arise through age deterioration and damage by a third party. TXU Europe has a program to reduce oil leakage and minimize the possibility of pollution to watercourses and ground water. This involves establishing a more effective standard procedure for dealing with cable leaks and implementation of an effective monitoring system. TXU Europe also has a plan for gradual replacement and refurbishment of these cables with more modern solid cables in the future. TXU Europe believes that its existing monitoring systems and planned replacement and refurbishment program effectively minimize the risk of major environmental incidents or additional replacement expenditures. TXU Europe could incur significant expenditures if it were required to replace its fluid-filled cables, other than in the ordinary course of business, pursuant to new or existing legislation; however, TXU Europe is not aware of any plans of any governmental authority to impose that kind of requirement.

      The principal EU Directive affecting atmospheric emissions to the environment is the Large Combustion Plants Directive, which required the UK to reduce its SO2 and NOx emissions. Discussions are under way in the EU regarding an update of the Large Combustion Plants Directive which will introduce tighter emission controls as well as national limits for 2010. The UK Environmental Agency has recently reviewed each coal-fired station's authorizations and has modified the limits for SO2 emissions to apply in the period to 2005. TXU Europe Group is building a flue gas desulphurization plant at its West Burton station to reduce the sulphur output of the plant; it is anticipated that the flue gas desulphurization plant will begin operating in autumn 2003.

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

      The UK is a signatory to the Kyoto Protocol and this involves a 12% reduction in carbon dioxide emissions by 2010 if the Protocol is ratified. The UK government is proposing to introduce a tax on the business use of energy in order to reduce energy consumption. TXU Europe is unable to predict what impact any implementation of the Kyoto Protocol would have on it.

      TXU Europe believes that it is currently in compliance with, has taken, and intends to continue to take, measures to comply, in all material respects, with the applicable law and government regulations for the protection of the environment. There are no material legal or administrative proceedings pending against TXU Europe with respect to any environmental matter.

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

AUSTRALIA

      TXU Australia is subject to various Australian federal, Victorian and South Australian States environmental regulations, the most significant of which are the Victorian Environmental Protection Act of 1970 and the South Australian Environment Protection Act of 1993. Both Acts regulate, in particular, the discharge of waste into air, land and water, site contamination, the emission of noise and waste management. Both Acts also established their respective state Environmental Protection Authorities (EPA) and grant the EPA a wide range of powers to control and prevent environmental pollution. These powers include issuing approvals for construction of works, which may cause noise or emissions to air, water or land. The powers also include issuing licenses for activities of environmental significance and pollution abatement notices.

      The Torrens Island power station in South Australia has a license to carry out activities of environmental significance including the discharge of warm cooling water into the marine environment, subject to certain conditions. The conditions relate to temperature rise limit, temperature monitoring and reporting obligations to the EPA. TXU Australia has complied with its license conditions.

      In Victoria, no licenses or works approvals from the EPA are currently required for activities undertaken by TXU Networks. An EPA Works approval was issued for the construction of WUGS's Iona facility and a Commissioning approval was issued for the operation of the facility to date.

      TXU Australia through the TXU Australia Gas and Optima acquisitions was allocated certain properties that are contaminated. A liability of A$12 million ($7 million) is recorded in the balance sheet for land reclamation in relation to TXU Australia Gas' contaminated properties. A liability of A$8 million ($4 million) is also recorded for site restoration in relation to the acquisition of the business of Optima. The liabilities are based on the estimate of the land reclamation and site restoration costs following limited site reviews and testings. These costs may increase if the extent of contamination is worse than testing indicated at the time of the limited reviews. Under the Acts, the EPA has the power to order TXU Australia to incur such costs to remedy the contamination of land.

Item 3.  LEGAL PROCEEDINGS

     TXU Corp. and its subsidiaries are party to lawsuits arising in the ordinary course of their business. TXU Corp. believes, based on its current knowledge and the advice of counsel, that the ultimate resolution of all such lawsuits and resulting claims would not have a material adverse effect on its financial position, results of operation or cash flows.

     US -- In August 1998, the Gracy Fund, L.P. (Gracy Fund) filed suit in the United States District Court for the Northern District of Texas against EEX Corporation, formerly Enserch Exploration, Inc. (EEX), TXU Corp., David W. Biegler, Gary J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The Gracy Fund sought to represent a certain class of purchasers of the common stock of ENSERCH Corporation (now TXU Gas) and EEX, based upon claims of various violations of the Securities Act of 1933 (Securities Act) and the Securities Exchange Act of 1934 (Exchange Act). Also in August 1998, Stan C. Thorne (Thorne) filed suit in the United States District Court for the Southern District of Texas against EEX, TXU Gas, DeGolyer & MacNaughton, David W. Biegler, Gary J. Junco, Fredrick S. Addy and B. K. Irani and sought to represent a certain class of purchasers of common stock of EEX. In December 1998, the United States District Court for the Northern District of Texas issued an Order consolidating the Gracy Fund and the Thorne suits (Consolidated Action). In January 1999, the Gracy Fund et al. filed an amended class action complaint in the Consolidated Action against EEX, TXU Gas, David W. Biegler, Gary J. Junco, Thomas Hamilton, J. Philip McCormick, Fredrick S. Addy and B. K. Irani. TXU Corp. and Erle Nye were omitted as defendants pursuant to a tolling agreement. The individual named defendants are current or former officers and/or directors of EEX, and Mr. Biegler has been an officer and director of TXU Gas. The amended complaint alleges violations of provisions of the Securities Act and the Exchange Act. The plaintiff in the Consolidated Action represented a class of persons acquiring stock of ENSERCH Corporation and/or EEX between August 3, 1995 and August 5, 1997, inclusive. The parties to the Consolidated Action entered into an agreement that formed the basis of the settlement of this litigation, the terms of which required TXU Gas to pay $5 million as its portion of the settlement. On December 28, 2000, the Court entered an Order approving the settlement and dismissing the case.

     UK -- In February 1997, the official government representative of pensioners (Pensions Ombudsman) made a final determination against the National Grid Company plc (National Grid) and its group trustees with respect to complaints by two pensioners in National Grid's section of the Electricity Supply Pension Scheme (ESPS). The determination related to the use of the pension fund surplus resulting from the March 31, 1992 actuarial valuation of the National Grid section to meet certain costs arising from the payment of pensions on early retirement upon reorganization or downsizing. This determination was set aside by the High Court on June 10, 1997, and the arrangements made by National Grid and its group trustees in dealing with the surplus were confirmed. The two pensioners appealed this decision to the Court of Appeal and judgment was received. The judgment endorsed the Pensions Ombudsman's determination that the corporation was not entitled to unilaterally deal with any surplus. National Grid made an appeal to the House of Lords. The appeal was heard in February 2001 and judgment is expected to be handed down in the second quarter of 2001. If a similar complaint were to be made against TXU Europe in relation to its use of actuarial surplus in its section of the ESPS, it would vigorously defend the action, ultimately through the courts. However, if a determination were finally to be made against it and upheld by the courts, TXU Europe could have a potential liability to repay to its section of the ESPS an amount estimated by TXU Europe to be up to (pound)45 million ($68 million), exclusive of any applicable interest charges.

      In August 2000, the Spanish Stock Market Commission announced it was opening an investigation as to whether TXU Europe and Electrabel acted in concert over share purchases of Hidrocantabrico in order to avoid making a formal takeover bid. TXU Corp. was originally named as a party but is seeking its removal from these proceedings. If the two utilities are found to be in violation of Spanish securities law, they could face a substantial fine and other restrictions. The investigation may last until February 2002. TXU Europe is unable to determine what impact there may be, if any, as a result of the investigation. TXU Europe and TXU Corp. believe there has been no violation of Spanish securities laws and are fully cooperating with the investigation.

      On January 25, 1999, the Hindustan Development Corporation (HDC) issued arbitration proceedings in the Arbitral Tribunal in Delhi, India against The Energy Group PLC (TEG) (now Energy Holdings (No.3) Limited), claiming damages of (pounds)255 million ($413 million) for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. On November 21, 2000, the Arbitrators issued their decision and dismissed HDC's claim in full, and TEG was liable for only its own legal costs involved in the case, an estimated (pounds)1 million ($1.5 million). On December 21, 2000, HDC filed a Request for Clarification of the Arbitrators' decision (Request) under Section 33 of the Arbitration and Conciliation Act, the purpose of which is to entitle a party to arbitration to seek clarification of language used in the Arbitrators' decision. TEG filed its response to the Request on January 15, 2001 asserting that the Request was untimely made and that the language used by the Arbitrators needed no clarification. TXU Europe believes that the Arbitrators' will have no alternative but to dismiss the Request. The effect of filing the Request has been to stay the time HDC has to file an appeal of the Arbitrators' decision.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                        EXECUTIVE OFFICERS OF TXU CORP.

                                         Positions and          Date First Elected
                                       Offices Presently        to Present Offices
                                       Held (Current Term          (Current Term
                                            Expires                   Expires                 Business Experience
   Name of Officer          Age         on May 11, 2001)         on May 11, 2001)            (Preceding Five Years)
---------------------      ------     --------------------     ---------------------     ------------------------------
Erle Nye                     63         Chairman of the            May 23, 1997          Chairman of the Board and
                                        Board and Chief                                    Chief Executive of TXU
                                           Executive                                       Corp., TXU Electric and TXU
                                                                                           Gas; prior thereto,
                                                                                           President and Chief
                                                                                           Executive of TXU Corp. and
                                                                                           Chairman of the Board and
                                                                                           Chief Executive of TXU
                                                                                           Electric.

H. Jarrell Gibbs             63          Vice Chairman            August 5, 1997         Vice  Chairman of the Board of
                                                                                           TXU Corp. and TXU Gas;
                                                                                           prior thereto, President of
                                                                                           TXU Electric and prior
                                                                                           thereto, Vice President and
                                                                                           Principal Financial Officer
                                                                                           of TXU Corp.

David W. Biegler             54            President               May 12, 2000          President of TXU Corp. and
                                                                                           Group President of TXU
                                                                                           Electric and TXU Gas; prior
                                                                                           thereto, President and
                                                                                           Chief Operating Officer of
                                                                                           TXU Corp., TXU Electric and
                                                                                           TXU Gas; prior thereto,
                                                                                           Chairman, President and
                                                                                           Chief Executive Officer of
                                                                                           TXU Gas.

Brian N. Dickie              45          Executive Vice            May 14, 1999          Executive Vice President of
                                       President                                           TXU Corp., and President of TXU
                                                                                           Energy Group; prior thereto
                                                                                           President and Chief Operating
                                                                                           Officer of Booz.Allen &
                                                                                           Hamilton, Inc.; prior thereto
                                                                                           President, Worldwide
                                                                                           Commercial Business of
                                                                                           Booz.Allen & Hamilton, Inc.

Michael J. McNally           46          Executive Vice            May 23, 1997          Executive  Vice  President and
                                      President and Chief                                  Chief Financial Officer of
                                       Financial Officer                                   TXU Corp.; prior thereto
                                                                                           President, Transmission
                                                                                           Division of TXU Electric;
                                                                                           prior thereto, Principal of
                                                                                           Enron Development
                                                                                           Corporation; prior thereto,
                                                                                           Managing Director Enron
                                                                                           Capital and Trade Resources.

Barbara B. Curry             46          Executive Vice         September 14, 2000       Executive Vice President of
                                           President                                       TXU Business Corp.; prior
                                                                                           thereto, Executive Vice
                                                                                           President of TXU Business
                                                                                           Services and, prior thereto,
                                                                                           Assistant to the Chairman of
                                                                                           TXU Corp.

There is no family relationship between any of the above-named Executive
Officers.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     TXU Corp.'s common stock is listed on the New York, Chicago and Pacific stock exchanges (symbol: TXU). The price range of the common stock of TXU Corp. on the composite tape, as reported by The Wall Street Journal and the dividends paid for each of the calendar quarters of 2000 and 1999 were as follows:

                                                              Price Range                    Dividends Paid
                                          --------------------------------------------      ----------------
Quarter Ended                                     2000                     1999              2000      1999
-------------                             -----------------------  -------------------       ----      ----
                                            High         Low         High         Low
                                            ----         ---         ----         ---
March 31.........................         $36.8750    $25.9375     $47.1875    $40.5625      $  .60    $0.575
June 30..........................          36.1250     29.5000      45.7500     37.6250         .60     0.575
September 30.....................          40.1250     29.8125      43.6875     35.5000         .60     0.575
December 31......................          45.2500     34.5625      40.0000     32.7500         .60     0.575
                                                                                             ------    ------
                                                                                             $ 2.40    $2.300
                                                                                             ======    ======

     TXU Corp., or its predecessor TEI, have declared common stock dividends payable in cash in each year since TEI's incorporation in 1945. The Board of Directors of TXU Corp., at its February 2001 meeting, declared a quarterly dividend of $0.60 a share, payable April 2, 2001 to shareholders of record on March 9, 2001. Future dividends may vary depending upon TXU Corp.'s profit levels and capital requirements as well as financial and other conditions existing at the time.

     The number of record holders of the common stock of TXU Corp. as of February 28, 2001 was 77,498.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On August 6, 1999, TXU Europe, an indirect wholly-owned subsidiary of TXU Corp., appointed Deloitte & Touche as its principal accountants to audit its financial statements for the year ended December 31, 1999. For further details refer to TXU Corp. report on Form 8-K filed on August 12, 1999.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to this item is found under the heading Election of Directors in the definitive proxy statement to be filed by TXU Corp. with the Commission on or about March 23, 2001. Additional information with respect to Executive Officers of TXU Corp. is found at the end of Part I.

Item 11. EXECUTIVE COMPENSATION

      Information with respect to this item is found under the headings Election of Directors and Executive Compensation in the definitive proxy statement to be filed by TXU Corp. with the Commission on or about March 23, 2001.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information with respect to this item is found under the heading Beneficial Ownership of Common Stock of the Company in the definitive proxy statement to be filed by TXU Corp. with the Commission on or about March 23, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                      Page
(a)     Documents filed as part of this Report:

        Financial Statements (included in Appendix A to this report):

        Selected Financial Data - Consolidated Financial and Operating Statistics.............        A-2
        Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................................        A-4
        Statement of Responsibility...........................................................        A-29
        Independent Auditors' Reports.........................................................        A-30
        Statements of Consolidated Income for each of the three years in the
               period ended December 31, 2000.................................................        A-32
        Statements of Consolidated Comprehensive Income for each of the
               three years in the period ended December 31, 2000..............................        A-33
        Statements of Consolidated Cash Flows for each of the three years in
               the period ended December 31, 2000.............................................        A-34
        Consolidated Balance Sheets, December 31, 2000 and 1999...............................        A-35
        Statements of Consolidated Shareholders' Equity for each of the three years in
               the period ended December 31, 2000.............................................        A-36
        Notes to Financial Statements.........................................................        A-37

        The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b)     Reports on Form 8-K:

        Reports on Form 8-K filed since September 30, 2000, are as follows:

        None.

(c)     Exhibits:

        Included in Appendix B to this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TXU CORP.


Date:    March 9, 2001
                                   By:       /s/ ERLE NYE
                                       -----------------------------
                                           (Erle Nye, Chairman of the Board and
                                                      Chief  Executive)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU Corp. and in the capacities and on the date indicated.

                        Signature                                       Title                              Date
                        ---------                                       -----                              ----
/s/                      ERLE NYE                                  Principal Executive
-----------------------------------------------------------
   (Erle Nye, Chairman of the Board and Chief Executive)           Officer and Director


/s/                  MICHAEL J. McNALLY                            Principal Financial Officer
-----------------------------------------------------------
(Michael J. McNally, Executive Vice President and Chief
 Financial Officer)

/s/                BIGGS C. PORTER                                 Principal Accounting Officer
-----------------------------------------------------------
  (Biggs C. Porter, Controller and Principal Accounting Officer)

/s/                DEREK C. BONHAM                                 Director
-----------------------------------------------------------
                  (Derek C. Bonham)

/s/               J. S. FARRINGTON                                 Director
-----------------------------------------------------------
                 (J. S. Farrington)

/s/              WILLIAM M. GRIFFIN                                Director                             March 9, 2001
-----------------------------------------------------------
                (William M. Griffin)

/s/                 KERNEY LADAY                                   Director
-----------------------------------------------------------
                   (Kerney Laday)

/s/               MARGARET N. MAXEY                                Director
-----------------------------------------------------------
                 (Margaret N. Maxey)

/s/              JAMES A. MIDDLETON                                Director
-----------------------------------------------------------
                (James A. Middleton)

/s/              J. E. OESTERREICHER                               Director
-----------------------------------------------------------
                (J. E. Oesterreicher)

/s/               CHARLES R. PERRY                                 Director
-----------------------------------------------------------
                 (Charles R. Perry)

/s/             HERBERT H. RICHARDSON                              Director
-----------------------------------------------------------
               (Herbert H. Richardson)

                                                                      Appendix A


TXU CORP. AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION
December 31, 2000

                                                                                                 Page
Selected Financial Data - Consolidated Financial and Operating Statistics...................      A-2

Management's Discussion and Analysis of Financial Condition and Results of Operations.......      A-4

Statement of Responsibility.................................................................      A-29

Independent Auditors' Reports...............................................................      A-30

Financial Statements:

Statements of Consolidated Income...........................................................      A-32

Statements of Consolidated Comprehensive Income.............................................      A-33

Statements of Consolidated Cash Flows.......................................................      A-34

Consolidated Balance Sheets.................................................................      A-35

Statements of Consolidated Shareholders' Equity.............................................      A-36

Notes to Financial Statements...............................................................      A-37

                          TXU CORP. AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA
                       CONSOLIDATED FINANCIAL STATISTICS

                                                                                              Year Ended December 31,
                                                                              --------------------------------------------------

                                                                               2000       1999       1998        1997      1996
                                                                               ----       ----       ----        ----      ----
                                                                                   (Millions of US Dollars, except ratios)
Total assets -- end of year.................................................  $44,990    $40,898    $39,507    $24,864    $21,376

---------------------------------------------------------------------------------------------------------------------------------
Property, plant & equipment-- net-- end of year.............................  $23,301    $23,640    $22,867    $18,571    $17,598
     Capital expenditures...................................................    1,382      1,632      1,168        583        433

---------------------------------------------------------------------------------------------------------------------------------
Capitalization -- end of year
     Long-term debt, less amounts due currently.............................  $15,281    $16,325    $15,134    $ 8,759    $ 8,668
     Mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated company (trust securities):
                  TXU Corp. obligated.......................................      368        368        223         --         --
                  Subsidiary obligated......................................      976        971        969        875        381
     Preferred securities of subsidiary perpetual
           trust of TXU Europe..............................................      150         --         --         --         --
     Preferred stock of subsidiaries:
           Subject to mandatory redemption..................................       21         21         21         21        238
           Not subject to mandatory redemption..............................      190        190        190        304        465
     Common stock repurchasable under equity forward contracts..............      190         --         --         --         --
     Preference stock.......................................................      300         --         --         --         --
     Common stock equity....................................................    7,476      8,334      8,246      6,843      6,033
                                                                              -------    -------    -------    -------    -------
                  Total.....................................................  $24,952    $26,209    $24,783    $16,802    $15,785
                                                                              =======    =======    =======    =======    =======
Capitalization ratios -- end of year (a)
     Long-term debt, less amounts due currently.............................     61.2%      62.3%      61.1%      52.1%      54.9%
     Trust securities.......................................................      6.0        5.1        4.8        5.2        2.4
     Preferred stock of subsidiaries........................................       .8         .8         .8        2.0        4.5
     Common stock repurchasable under equity forward contracts..............       .8         --         --         --         --
     Preference stock.......................................................      1.2         --         --         --         --
     Common stock equity....................................................     30.0       31.8       33.3       40.7       38.2
                                                                              -------    -------    -------    -------    -------
                  Total.....................................................    100.0%     100.0%     100.0%     100.0%     100.0%
                                                                              =======    =======    =======    =======    =======

---------------------------------------------------------------------------------------------------------------------------------
Embedded interest cost on long-term debt -- end of year.....................      7.1%       7.0%       7.7%       7.9%       8.1%
Embedded distribution cost on trust securities -- end of year...............      8.1%       7.1%       8.0%       8.3%       8.7%
Embedded dividend cost on preferred stock of subsidiaries --
      end of year (b).......................................................      7.0%       8.4%       9.4%       9.2%       7.5%
---------------------------------------------------------------------------------------------------------------------------------
Net income available for common stock.......................................  $   904    $   985    $   740    $   660    $   754
Dividends declared on common stock..........................................  $   625    $   647    $   597    $   496    $   456

---------------------------------------------------------------------------------------------------------------------------------
Common stock data
     Shares outstanding -- average (millions)...............................      264        279        265        231        225
     Shares outstanding -- end of year (millions)...........................      258        276        282        245        225
     Basic earnings per share...............................................  $  3.43    $  3.53    $  2.79    $  2.86    $  3.35
     Diluted earnings per share.............................................  $  3.43    $  3.53    $  2.79    $  2.85    $  3.35
     Dividends declared per share...........................................  $ 2.400    $ 2.325    $ 2.225    $ 2.125    $ 2.025
     Book value per share -- end of year....................................  $ 28.97    $ 30.15    $ 29.21    $ 27.90    $ 26.86
     Return on average common stock equity..................................     11.4%      11.9%       9.8%      10.3%      12.8%
Ratio of earnings to fixed charges..........................................     1.74       1.87       1.84       2.14       2.18
Ratio of earnings to fixed charges and preference dividends.................     1.72       1.87       1.84       2.14       2.18

---------------------------------------------------------------------------------------------------------------------------------

(a) Including the effect of restricted cash pledged against future lease obligations that is included in other investments (See Note 16 to Financial Statements), the capitalization ratios at December 31, 2000 consisted of 59.6% long-term debt, 6.2% trust securities .9% preferred stock, .8% common stock repurchasable under equity forward contracts, 1.3% preference stock and 31.2% common stock equity.

(b) Includes the unamortized balance of the loss on reacquired preferred stock and associated amortization. The embedded dividend cost excluding the effects of the loss on reacquired preferred stock is 6.2% for 2000, 6.2% for 1999, 5.9% for 1998, 6.6% for 1997 and 6.8% for 1996.

Financial and operating statistics include the operations of companies during their period of ownership.

Certain previously reported financial statistics have been reclassified to conform to current classifications.

                          TXU CORP. AND SUBSIDIARIES
                       CONSOLIDATED OPERATING STATISTICS

                                                                                     Year Ended December 31,
                                                                   ---------------------------------------------------------------
                                                                      2000           1999          1998        1997          1996
                                                                      ----           ----          ----        ----          ----
Sales volumes
     Electric (gigawatt hours-GWh)
          Residential.......................................          58,643         54,881        47,593      36,377       35,855
          Commercial and industrial.........................          90,005         84,234        79,786      61,337       59,863
          Other.............................................           3,251          3,366         4,261       4,499        4,626
                                                                   ---------      ---------     ---------    ---------   ---------
                  Total electric............................         151,899        142,481       131,640     102,213      100,344
                                                                   =========      =========     =========    =========   =========

     Gas (billion cubic feet - Bcf)
          Residential.......................................             161            136            98          33           --
          Commercial and industrial.........................             156            158           104          24           --

     Pipeline transportation (Bcf)..........................             601            551           599         255           --
     US energy
          Gas (Bcf).........................................           1,242          1,102         1,115         292           --
          Electric (GWh)....................................          21,917          6,544        16,268          --           --
     Europe wholesale energy sales
          Gas (Bcf).........................................           1,000            447           148          --           --
          Electric (GWh)....................................         100,132         78,950        51,060          --           --

Operating revenues (millions)
     Electric
          Residential.......................................        $  3,977       $  3,938      $  3,239     $ 2,248     $  2,252
          Commercial and industrial.........................           3,788          3,802         3,543       2,357        2,370
          Other electric utilities..........................             125            105           121         139          146
          US fuel (including over/under-recovered)..........           2,756          1,688         1,788       1,696        1,671
          Transmission service..............................             168            148           126         114           --
          Other.............................................             628            729           465         108          112
                                                                   ---------      ---------     ---------    ---------   ---------
              Subtotal .....................................          11,442         10,410         9,282       6,662        6,551
          Earnings in excess of earnings cap................            (310)           (92)           --          --           --
                                                                   ---------      ---------     ---------    ---------   ---------
              Total electric................................          11,132         10,318         9,282       6,662        6,551
                                                                   ---------      ---------     ---------    ---------   ---------
     Gas
          Residential.......................................           1,021            787           572         206           --
          Commercial and industrial.........................             637            540           370         124           --
                                                                   ---------      ---------     ---------    ---------   ---------
              Total gas.....................................           1,658          1,327           942         330           --
                                                                   ---------      ---------     ---------    ---------   ---------

     Pipeline transportation................................             123            116           121          57           --
     US energy..............................................           5,508          3,072         3,225         859           --
     Europe wholesale energy sales..........................           3,318          2,168         1,199          --           --
     Other revenues, net of intercompany eliminations ......             270            117           (33)         38           --
                                                                   ---------      ---------     ---------    ---------   ---------
            Total operating revenues........................         $22,009        $17,118       $14,736     $ 7,946     $  6,551
                                                                   =========      =========     =========    =========   =========

Customers (end of year -- in thousands)
     Electric...............................................           7,547          6,054         6,255       2,972        2,913
     Gas....................................................           2,984          2,622         2,156       1,355           --

________________

Financial and operating statistics include the operations of companies during their period of ownership.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS

      In May 2000, Texas Utilities Company changed its corporate name to TXU Corp. TXU Corp. is a Texas corporation which was formed in 1997 as a holding company. TXU Corp. is the successor to TXU Energy Industries Company, the holding company for the TXU system prior to the August 5, 1997 acquisition of TXU Gas Company. TXU Energy Industries Company was organized in 1945 as Texas Utilities Company.

      TXU Corp. engages in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission, distribution and sale of natural gas; and energy marketing, energy services, telecommunications and other businesses. TXU Corp. is a multinational energy services company and one of the largest energy services companies in the world with more than $22 billion in revenue and $45 billion of assets. TXU Corp. has 30,000 megawatts of power generation and sells 270 terawatt hours of electricity and 2 trillion cubic feet of natural gas annually. TXU Corp. delivers or sells energy to approximately 11 million customers primarily in the United States (US), Europe and Australia.

      TXU Corp.'s five reportable operating segments are either strategic business units that offer different products and services or are geographically integrated. They are managed separately because each business requires different marketing strategies or is in a different geographic area.

      (1) US Electric - operations involving the generation, purchase, transmission, distribution and sale of electric energy in the north central, eastern and western portions of Texas (primarily TXU Electric Company (TXU Electric), TXU SESCO Company (TXU SESCO), TXU Fuel Company (TXU Fuel) and TXU Mining Company (TXU Mining) operations);

      (2) US Gas - operations involving the purchase, transmission, distribution and sale of natural gas in Texas (primarily TXU Lone Star Pipeline and TXU Gas Distribution, divisions of TXU Gas Company);

      (3) US Energy - operations involving purchasing and selling natural gas and electricity and providing risk management and retail energy services for the energy industry throughout the US and parts of Canada (primarily TXU Energy Trading Company (TXU Energy Trading) and TXU Energy Services Company (TXU Energy Services) operations);

      (4) Europe - operations involving the generation, purchase, distribution, marketing and sale of electricity; the purchase and sale of natural gas; and energy merchant trading; within the UK but increasingly throughout the rest of Europe (primarily TXU Europe Group plc.)

      (5) Australia - operations involving the generation, purchase, distribution, trading and retailing of electricity and the retailing, storage and distribution of natural gas, primarily in the States of Victoria and South Australia (primarily TXU Australia Holdings (Partnership) Limited Partnership (TXU Australia) operations); and

      Other - non-segment operations consisting of telecommunications and other activities.

      Certain comparisons in this report have been affected by TXU Europe's acquisition of Norweb Energi in August 2000, TXU Australia's acquisition of Optima Energy Pty Ltd. (Optima) in May 2000, the February 1999 acquisition of the gas retail business of TXU Pty. Ltd. and the gas distribution business of TXU Networks (Gas) Pty. Ltd. (together, TXU Australia Gas) in Australia and the May 1998 acquisition of The Energy Group PLC (TEG), the former holding company of TXU Europe. These acquisitions were accounted for as purchase business combinations. The results of operations of each acquired company are included in the consolidated financial statements of TXU Corp. only for the periods subsequent to their respective dates of acquisition. (See Note 15 to financial statements for information concerning reportable segments.)

      The following exchange rates have been used to convert foreign currency denominated amounts into US dollars, unless they were determined using exchange rates on the date of a specific event:

                                                                     Income Statement
                                    Balance Sheet                  (average for period)
                                  (at December 31,)                 ended December 31,)
                               ----------------------       --------------------------------
                                 2000          1999          2000         1999         1998
                               --------      -------        -------      -------     -------
UK pounds sterling (Pound)      $1.4935      $1.6165        $1.5164      $1.6214     $1.6616
Australian dollars (A$)         $0.5599      $0.6507        $0.5824      $0.6432     $0.6313
Euro (Euro)                     $0.9421      $1.0048        $0.9250      $1.0668         N/A

RESULTS OF OPERATIONS

OVERVIEW

2000 versus 1999

      Earnings for 2000 reflect strong contributions from the US Electric, US Gas and Europe segments, partially offset by results of the US Energy segment and the reduction in the relative value of the pound sterling. Results for 2000 include a full year of operations of TXU Australia Gas and operations of Optima and Norweb Energi from their acquisition dates in May and August 2000, respectively, while the 1999 results included operations of TXU Australia Gas from its February 1999 acquisition date. Results for 2000 also benefited from the sale of TXU Processing assets, the metering business in Europe and other sales of non-strategic investments and assets during the year, and from the favorable resolution of certain regulatory matters. Offsetting these benefits were restructuring charges recorded in Europe, primarily associated with the establishment of the 24seven joint venture and bid-related costs associated with the intended offer for Hidroelectrica del Cantabrico, SA (Hidrocantabrico). Year to year comparisons of earnings per share benefited from the repurchase of approximately 18.6 million and 6.1 million shares of TXU Corp. common stock in 2000 and 1999, respectively.

      Net income available for common stock for 2000 was $904 million ($3.43 per share) compared with $985 million ($3.53 per share) for 1999. Results for 2000 include after-tax gains of $34 million on the sale of substantially all of the assets of TXU Processing, $31 million on the sale of the metering business in Europe, $21 million on the sale of TXU Europe's investment in the Czech utility, Severomoravska energetika, a.s. (SME), $18 million on the sale of land of TXU Electric and $49 million on the sale of other non-strategic investments and assets. Offsetting these gains were $85 million after-tax restructuring charges recorded in Europe, primarily associated with the establishment of the 24seven joint venture and $11 million of bid-related costs associated with the intended offer for Hidrocantabrico. Results for 1999 included a $145 million after-tax gain from the sale of the 20% interest in PrimeCo Personal Communications LP (PrimeCo), a $31 million after-tax charge for a fuel reconciliation settlement, and charges totaling $17 million after-tax in Australia primarily for integration and acquisition-related costs.

      US Electric results for the year reflect continued strong revenue and customer growth, asset sales and significant mitigation of stranded costs. The US Gas segment results showed strong improvement, primarily as a result of increased margin due to rate relief granted, significantly increased volumes distributed in response to colder winter weather, growth and cost reductions. The results for the US Energy segment were less than 1999 primarily due to lower margins on energy trading activities, costs associated with moving the trading operations to Dallas, continued planned expenditures to prepare the trading and retail operations for the opening of the Texas electricity market to competition in 2002 and higher bad debt expense. Australian segment results improved with the integration of natural gas operations, the addition of the Western Underground Gas Storage (WUGS) facility, development of the merchant trading operations and the purchase of certain assets and liabilities of Optima, including a 100-year lease of a 1,280 megawatt natural gas-powered generating station in South Australia. TXU Europe operations provided strong results for 2000, offsetting the impact of regulatory rate reductions in its networks business through continued growth in its merchant energy business. The strength of the dollar in 2000 compared with 1999 also negatively affected reported results from Europe and Australia.

      See Notes 3 and 13 to Financial Statements for a discussion of the 1999 Texas electric industry restructuring legislation (1999 Restructuring Legislation). Following the 1999 Restructuring Legislation, earnings in excess of the regulatory earnings cap have been recorded as a reduction of revenues, with a corresponding regulatory liability recorded. Application of the earnings cap reduced net income by $202 million in 2000 and $90 million in 1999. US Electric segment's earnings in excess of the earnings cap were reduced by $44 million ($28 million after-tax) in 2000, reflecting the favorable resolution of regulatory matters relating to the 1999 calculation.

      In addition, as a result of the 1999 Restructuring Legislation, transmission and distribution (T&D) depreciation expense was no longer transferred to nuclear production assets; instead an amount equivalent to T&D depreciation was recorded as a regulatory asset, with an offsetting amount recorded as a regulatory liability. The regulatory asset will be amortized as it is recovered through the Distribution portion of the business, while the regulatory liabilities will be applied as mitigation (reduction) of stranded generation assets. (See Note 13 to Financial Statements.) Additional mitigation in 2000 was $509 million, including $305 million to reduce earnings to the earnings cap and $204 million from the establishment of a regulatory asset in the amount of T&D depreciation. Since January 1998, TXU Electric has recorded more than $2 billion of nuclear depreciation and mitigation, which reduces stranded costs.

      Operating revenues for 2000 were 29% higher than 1999. This was primarily due to the inclusion of Optima and Norweb Energi for the period following acquisition, the expansion of merchant energy trading in Europe, increased customer growth, warmer summer and colder winter weather in the US, higher fuel revenues for the US Electric and US Gas segments and increased power trading activities coupled with higher volumes traded and natural gas prices for the US Energy segment.

      Total operating expenses for 2000 were 34% higher than 1999. This was primarily due to the inclusion of Optima and Norweb Energi for the period following acquisition, increases in energy purchased and fuel consumed as a result of the rise in natural gas prices and increased energy consumption due to the hotter than normal summer weather and colder winter weather. The decrease in operating and maintenance expense in 2000 compared to 1999 is due to the decrease in gas processing expenses as a result of the sale of gas processing assets, savings generated from the integration of electric and gas operations in Australia and reductions in costs due to the development of 24seven and corporate cost reduction programs in Europe begun in prior years. Operating expenses also reflect lower depreciation and other amortization expense in 2000 compared to 1999 due to mitigation depreciation transfers at TXU Electric in 1999 partially offset by higher goodwill amortization in 2000.

      The overall effective income tax rate for 2000 was 27% compared to 31% for 1999. The year 2000 benefited from lower state effective income tax rates, foreign tax credits, the favorable resolution of certain foreign tax matters relating to prior tax issues and other tax benefits associated with non-US operations. Partially offsetting these favorable items was greater non-deductible goodwill amortization in 2000.

1999 versus 1998

      Earnings for 1999 reflect continued strong results from US Electric operations and a significant improvement from US Gas operations in spite of very mild winter weather. Results for 1999 reflect a full year of operations of TXU Europe and operations of TXU Australia Gas from its February 1999 acquisition date, while the 1998 results included operations of TXU Europe from its May 1998 acquisition date. Results for 1999 also benefited from the sale of PrimeCo. Contributions from Australian operations were lower in 1999 primarily due to very mild winter weather. The results of US Energy operations were less than 1998 primarily due to lower gas trading margins and in part to expenditures necessary to prepare for the opening of the Texas electricity market to competition in 2002. Year-to-year comparisons of earnings per share were affected by the issuance in 1998 of 37.3 million shares of common stock for the acquisition of TEG and the repurchase of 6.1 million and .6 million of TXU Corp. common shares in 1999 and 1998, respectively.

      Net income for 1999 was $985 million ($3.53 per share) compared with $740 million ($2.79 per share) for 1998, a 33% improvement. Results for 1999 include a $222 million pre-tax ($145 million after tax) gain from the sale of the 20% interest in PrimeCo, which is recorded in other income, a $52 million pre-tax ($31 million after tax) fuel reconciliation settlement, and charges totaling $17 million after-tax in Australia primarily for integration and acquisition-related costs. Results for 1998 included a gain from TXU Europe's renegotiation of a long-term gas contract and costs associated with the acquisition of TEG, which offset to add $7 million to 1998 net income.

      From January 1, 1998 through June 30, 1999, earnings in excess of the earnings cap were recorded as additional depreciation of nuclear production assets. Effective July 1, 1999, following the 1999 Restructuring Legislation, earnings in excess of the earnings cap were recorded as a reduction of revenues, with a corresponding regulatory liability recorded. Application of the earnings cap reduced net income by $90 million in 1999 and $143 million in 1998.

      Additionally from January 1, 1998 through June 30, 1999, depreciation expense was reclassified from T&D to nuclear production assets. Effective July 1, 1999, following the 1999 Restructuring Legislation, T&D depreciation expense was no longer transferred to nuclear production assets; instead an amount equivalent to T&D depreciation was recorded as a regulatory asset, with a corresponding amount recorded as a regulatory liability. Additional nuclear mitigation in 1999 was $336 million, including $144 million to reduce earnings to the earnings cap, $95 million of depreciation expense reclassified from T&D to nuclear production assets and an amount equivalent to $97 million of T&D depreciation expense recorded as a regulatory asset.

      In June 1999, TXU Electric refunded $52 million to consumers as part of a fuel reconciliation proceeding with the Public Utility Commission of Texas
(PUC). The refund, which was recorded as a reduction of revenues, was approximately 1% of the $5.04 billion spent by TXU Electric during the period from July 1, 1995 through June 30, 1998 for fuel to generate electricity and appeared as a one-time credit on customer bills during the September 1999 billing cycle.

      Excluding the $92 million reduction of revenues in 1999 as a result of earnings in excess of the earnings cap and the $52 million fuel reconciliation disallowance, operating revenues for 1999 were 17% higher than 1998. The increase was primarily due to the inclusion of TXU Europe for a full period in 1999 and TXU Australia Gas since acquisition in February 1999.

      Total operating expenses for 1999 were 18% higher than 1998. Substantially all of the increase was due to the inclusion of TXU Europe for a full period in 1999 and TXU Australia Gas since acquisition, partially offset by less mitigation depreciation recorded by TXU Electric in 1999 versus 1998.

      Total interest expense and other charges were 13% higher in 1999 than in 1998. The increase was principally due to debt incurred and assumed in connection with the acquisitions of the European operations and TXU Australia Gas, partially offset by the favorable impact of capital restructuring and debt reduction programs.

      The overall effective income tax rate for 1999 was 31% versus 41% for 1998. The year 1999 benefited from the discontinuation of amortization of prior-period flow-through amounts and other tax-related regulatory assets and liabilities of TXU Electric as a result of the 1999 Restructuring Legislation, foreign tax credits and other tax benefits associated with non-US operations, and the reversal of a deferred tax asset valuation allowance as a result of a 1999 change in Internal Revenue Service (IRS) regulations. Partially offsetting these favorable items was greater non-deductible goodwill amortization in 1999.

SEGMENTS

      Revenues and net income available for common stock by operating segment are shown below.

                                           2000                        1999                     1998
                                   ------------------------  --------------------      ---------------------
                                                   Net                        Net                       Net
                                                 Income                   Income                       Income
                                   Revenues       (Loss)    Revenues       (Loss)      Revenues        (Loss)
                                   --------      --------   --------      -------      --------       -------
                                                                   (Millions)
US Electric...............          $ 7,459         $ 883    $ 6,263        $ 773       $ 6,541         $ 788
US Gas....................            1,107            49        868            4           855           (33)
US Energy.................            5,508           (88)     3,072          (43)        3,225           (11)
Europe....................            7,044           215      6,090          280         3,601           140
Australia.................              717            57        682            6           439            31
Other/Eliminations........              174          (212)       143          (35)           75          (175)
                                   --------      --------   --------      -------      --------       -------
     Consolidated.........          $22,009         $ 904    $17,118        $ 985       $14,736         $ 740
                                   ========      ========   ========      =======      ========       =======

US Electric
-----------

Segment Highlights

                                                                        2000             1999         1998
                                                                        ----             ----         ----
Revenues (millions):
        Base rate....................................               $   4,752         $   4,447     $   4,557
        Transmission service.........................                     168               148           126
        Fuel.........................................                   2,756             1,740         1,788
        Fuel reconciliation settlement...............                      --               (52)           --
        Earnings in excess of earnings cap...........                    (310)              (92)           --
        Other........................................                      93                72            70
                                                                    ---------         ---------     ---------
             Total operating revenues................               $   7,459         $   6,263     $   6,541
                                                                    =========         =========     =========
Electric energy sales (gigawatt-hours)...............                 106,670           100,548       103,142
Degree days (% of normal):
      Cooling........................................                     119%              114%          130%
      Heating........................................                      95%               70%           89%
Impact of earnings cap (millions):
      Reduction of revenues..........................               $     310         $      92     $      --
      Additional nuclear depreciation................                      --                52           170
      Tax benefits...................................                    (108)              (54)          (27)
                                                                    ---------         ---------     ---------
             Net earnings reduction..................               $     202         $      90     $     143
                                                                    =========         =========     =========

Operation and maintenance expenses (millions)........                $  1,485            $1,384     $   1,335

2000 versus 1999

      Net income for the US Electric segment of $883 million in 2000 was 14% higher than 1999. Comparisons of net income were affected by gains in 2000 from asset sales of $18 million after tax, the favorable resolution of previously discussed regulatory matters, higher rate base and lower interest expense. A fuel reconciliation settlement reduced 1999 net income by $31 million.

      Excluding the reduction of revenues as a result of the earnings cap and the fuel reconciliation settlement, operating revenues for 2000 were 21% higher than 1999. Revenues in 2000 were $1.4 billion more than in 1999 due to the increase in fuel revenue, growth and customer demand, including hotter than normal summer weather and an extremely cold fourth quarter 2000. Cooling degree days in 2000 were 119% of normal compared to 114% of normal in 1999. Heating degree days in 2000 were 95% of normal compared to 70% of normal in 1999. Electric energy sales volumes for 2000 were 6% higher than in 1999. Fuel revenues for 2000 were $1.0 billion higher than in 1999, primarily as a result of higher energy sales and increased fuel prices.

      Operation and maintenance expenses for 2000 were 7% higher than 1999 primarily as a result of a $52 million writeoff of certain restructuring expenses and other regulatory assets and increased regulated third-party transmission rates. Excluding these items, operation and maintenance expenses were up less than 1%. Depreciation and other amortization expense was $31 million lower in 2000 compared to 1999, which included mitigation depreciation of $52 million.

      Interest expense and other charges of $475 million for 2000 were 8% lower than 1999 due to the reacquisition of long-term debt and remarketing of certain debt to lower interest rates.

      The effective income tax rate for 2000 and 1999 was 31%.

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

      Excluding the reduction of revenues as a result of the earnings cap and the fuel reconciliation settlement, operating revenues for 1999 were 2% lower than 1998. Revenues in 1999 were $160 million less than 1998 due to the impact of the exceptionally hot summer weather in 1998. An additional reduction in rates effective January 1, 1999 due to the 1998 rate settlement agreement was somewhat offset by continued strong core retail sales and revenue growth. Electric energy sales volumes for 1999 were 3% lower than 1998. Fuel revenues for 1999 were slightly lower than in 1998, primarily as a result of lower energy sales.

      Operation and maintenance expenses for 1999 were 4% higher than 1998 largely as a result of increased third party transmission tariffs. Depreciation and amortization expense was $109 million lower in 1999 versus 1998 primarily due to less mitigation depreciation recorded in 1999. Earnings in excess of the earnings cap recorded as additional nuclear depreciation in 1999 was $52 million versus $170 million in 1998.

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

US Gas
------

Segment Highlights

                                                                               2000            1999          1998
                                                                               ----            ----          ----
Gas distribution:

      Sales volumes (billion cubic feet -Bcf)............                       138             117           130

      Margin (millions)..................................                     $ 351           $ 301         $ 291

Pipeline transportation:

      Transportation volumes (Bcf).......................                       601             551           599

      Revenues (millions)................................                     $ 123           $ 116         $ 121

Heating degree days (% of normal)........................                        95%             70%           89%

2000 versus 1999

     The US Gas segment had net income of $49 million for 2000 compared with $4 million for 1999. Operating results for 2000 reflect increased margin for gas distribution operations due to rate relief granted, significantly increased volumes distributed in response to colder winter weather, growth and cost reductions. Net income for 2000 includes the $34 million after-tax gain on the sale of gas processing assets while net income for 1999 included after-tax gains of $8 million from the sale of assets.

     Significant increases in operating revenues and gas purchased for resale resulted from the rise in prices for natural gas experienced in 2000, the increased demand for natural gas due to colder winter weather and growth. These effects are greatest in gas distribution operations. Operating revenues for gas distribution operations for 2000 increased by $330 million over 1999, and gas purchased for resale for 2000 increased by $280 million over 1999. Operation and maintenance expense decreased in 2000 by $46 million primarily as a result of the sale of gas processing assets. Taxes other than income increased by $4 million in 2000 primarily due to increased revenues subject to state and local gross receipts taxes. Interest income for the segment increased by $10 million in 2000 compared with 1999, while interest and other charges increased by $5 million in 2000 compared with 1999. The overall increase of $5 million in net interest income in 2000 resulted from the use of proceeds from the sale of gas processing assets. The effective tax rate in 1999 was affected by a reversal of a deferred tax valuation allowance while both years were affected by the amortization of non-deductible goodwill.

1999 versus 1998

     The US Gas segment had net income of $4 million for 1999 compared with a net loss of $33 million for 1998. Strong cost controls and improved margins contributed to the results for 1999, as did after-tax gains totaling $8 million from the sale of assets and a reversal of a deferred tax asset valuation allowance as a result of a 1999 change in Internal Revenue Service regulations.

     Operating revenues for 1999 increased by $13 million over 1998 primarily from higher gas processing revenues, partially offset by lower distribution and pipeline revenues resulting from the very mild winter weather. Gas purchased for resale declined by $17 million in 1999 because of lower demand. Higher gas processing fees in 1999, primarily caused by higher natural gas liquids prices, were more than offset by cost reductions in other operation and maintenance expenses. Depreciation and other amortization expenses increased by $8 million primarily due to increased distribution system depreciation. Taxes other than income decreased by $7 million from 1998 to 1999 primarily due to decreased local franchise taxes resulting from decreased revenues subject to the taxes.

US Energy
---------

Segment Highlights

                                                                              2000           1999          1998
                                                                              ----           ----          ----
Trading volumes:
     Gas  (billion cubic feet)...........................                    1,242          1,102         1,115
     Electric (gigawatt-hours)...........................                   21,917          6,544        16,268

2000 versus 1999

     The US Energy segment had a net loss of $88 million for 2000 compared with a net loss of $43 million for 1999. Results for 2000 reflect lower margins on energy trading activities, costs associated with moving the trading operations to Dallas, continued planned expenditures to prepare the trading and retail operations for the opening of the Texas electricity market to competition in 2002 and higher bad debt expense.

     Operating revenues for the US Energy segment increased from $3.1 billion in 1999 to $5.5 billion in 2000, with the increase primarily attributable to significantly higher natural gas prices and an increase in power trading. Operating loss increased from $60 million in 1999 to $118 million in 2000 due to decreased trading margins and an increase in operation and maintenance expense from $147 million in 1999 to $187 million in 2000, principally due to relocation costs, costs to prepare for competition in Texas in 2002 and higher bad debt expense. Results for 1999 included other income from the sale of commercial customer accounts. Interest income increased from $2 million in 1999 to $7 million in 2000 due to interest earned on margin deposits. Interest and other charges increased from $12 million in 1999 to $24 million in 2000 as a result of increased costs to finance expansion of the business and margin requirements.

1999 versus 1998

     Results for 1999 for the US Energy segment were down from 1998 due to lower gas trading margins, planned costs to develop infrastructure capabilities and high natural gas prices which affected the results from retail marketing originations. The segment had a net loss of $43 million for 1999 compared with a net loss of $11 million for 1998.

     Operating revenues decreased from $3.2 billion in 1998 to $3.1 billion in 1999 primarily due to a decision to reduce electricity trading. Operating loss increased from $9 million in 1998 to $60 million in 1999 as operation and maintenance expense increased from $76 million in 1998 to $147 million in 1999 due to increased costs of services for retail operations primarily as a result of growth, higher development expenses and expenditures to prepare the trading and retail operations for the opening of the Texas electricity market to competition in 2002. Results for 1999 included other income of $4 million from the sale of commercial customer accounts, while 1998 included other deductions of $3 million.

Europe
------

Segment Highlights

                                                                2000                     1999                1998*
                                                        --------------------        ---------------- ----------------------
Sales volumes:
    Electric (gigawatt-hours - GWh).............             39,849                     36,424                 23,285
    Gas (billion cubic feet- Bcf)...............                115                        126                     72
    Units distributed (GWh).....................             33,393                     33,120                 19,249
    Wholesale energy sales
             Electricity (GWh)..................            100,132                     78,950                 51,060
             Gas (Bcf)..........................              1,000                        447                    148

                                                                2000                     1999                1998*
                                                          ------------------      -------------------   -------------------
                                                          (Pound)        $         (Pound)        $      (Pound)        $
Revenues (millions):
    Electric....................................           1,858       2,800        1,869       3,033      1,196      1,985
    Gas.........................................             348         529          348         565        157        260
    Distribution................................             351         535          405         657        238        395
    Wholesale energy sales......................           2,206       3,318        1,336       2,168        721      1,199
    Intra-segment eliminations and other........             (92)       (138)        (205)       (333)      (147)      (238)
                                                           -----       -----        -----       -----      -----      -----
             Total .............................           4,671       7,044        3,753       6,090      2,165      3,601
                                                           =====       =====        =====       =====      =====      =====

By segment (millions):
    Energy retail...............................           2,155       3,249        2,219       3,601      1,346      2,239
    Portfolio trading and power.................           2,349       3,542        1,425       2,312        746      1,240
    Networks....................................             371         559          429         696        253        421
    Intercompany eliminations and other ........            (204)       (306)        (320)       (519)      (180)      (299)
                                                           -----       -----        -----       -----     ------     ------
             Total..............................           4,671       7,044        3,753       6,090      2,165      3,601
                                                           =====       =====        =====       =====      =====      =====

   * For the period from acquisition (May 19, 1998) to December 31, 1998.

2000 versus 1999

      TXU Europe contributed net income of $215 million for 2000 compared with $280 million for 1999. Results for 2000 were adversely affected by Distribution Price Controls, which reduced rates by 28% effective April 1, 2000, and strengthening of the US dollar against the pound sterling, which decreased net income approximately $16 million. TXU Europe's results for 2000 included costs of $120 million ($85 million after-tax), mostly for restructuring charges associated with the creation of the joint venture 24seven to operate TXU Europe's distribution system, the contracting of TXU Europe's customer service function to Vertex Data Science Limited (Vertex) and for other staff reorganizations, and $11 million for costs associated with the offer for Hidrocantabrico. Partially offsetting these costs was an after-tax gain of $31 million from the sale of the metering business. Results for 2000 also benefited from other portfolio adjustments including the $21 million after-tax gain on the sale of TXU Europe's interest in SME.

     TXU Europe's revenues for 2000 were (Pound)4.7 billion ($7.0 billion) compared with (Pound)3.8 billion ($6.1 billion) for 1999, a 16% increase. On a pound sterling basis, the increase in revenues was 24%. Revenues from the energy retail segment for 2000 were (Pound)2.2 billion ($3.2 billion) compared with (Pound)2.2 billion ($3.6 billion) for 1999, reflecting the addition of customers from the Norweb Energi business offset by a reduction in revenues from other customers. The primary increase in total revenues is attributable to the portfolio trading and power segment (formerly the energy management and generation segment) which were (Pound)2.3 billion ($3.5 billion) in 2000 compared with (Pound)1.4 billion ($2.3 billion) in 1999. This increase is primarily the result of the expansion of merchant energy trading activity. Wholesale electricity and gas sales volumes in 2000 increased 27% and 124%, respectively, over 1999. The Central European operations achieved significant growth in trading in 2000, with 97 terawatt hours (TWh) of power trades and 60 TWh equivalent of gas trades in 2000 compared with 4

TWh of power and trades 1 TWh equivalent of gas trades in 1999. Networks revenues were (Pound)371 million ($559 million) for 2000 compared with (Pound)429 million ($696 million) for 1999. The decrease primarily reflects the adverse impact of the Office of Gas and Electricity Markets (OFGEM) Distribution Price Controls, which reduced rates by 28% effective April 1, 2000, partially offset by higher unit sales in 2000 compared with 1999. In response to the rate reduction, the distribution joint venture, 24seven, was created to provide distribution services to customers at lower cost.

      Excluding the (Pound)72 million ($109 million) of restructuring costs included in 2000, operating and maintenance expenses were (Pound)622 million ($941 million) compared with (Pound)706 million ($1.1 billion) for the same period of 1999. The reduction from the comparable 1999 amounts reflects the underlying benefits of staff reorganizations and other exit costs and on-going cost savings programs throughout TXU Europe, partially offset by the inclusion of Norweb Energi.

      Depreciation expense was (Pound)159 million ($241 million) for 2000 compared with (Pound)173 million ($281 million) for 1999. The decrease is due primarily to a change in depreciation method and depreciable lives on network distribution assets. In the third quarter of 2000, TXU Europe implemented a change in the depreciation method for its distribution system assets from an accelerated method to a straight line method as of December 31, 1999. The straight line method has been implemented to better recognize the cost of the assets over the anticipated useful life of the assets. The cumulative effect of this change in accounting principle of (Pound)10 million ($14 million) ((Pound)7 million, $10 million after-tax) was not material to TXU Corp. and is reported in other income (deductions) - net. Also in the third quarter of 2000, TXU Europe revised the estimated useful economic lives of its distribution system assets. Such assets are now depreciated over a composite period of 50 years. The effect of the change in estimate is not significant on an annual basis. As a result of the acquisition of Norweb Energi in August 2000, amortization of goodwill is expected to be slightly higher in future periods.

      Interest expense and other charges for 2000 was (Pound)378 million ($574 million) compared with (Pound)347 million ($563 million) for 1999. The increase was due to higher variable interest rates and a higher level of debt. interest income was (Pound)59 million ($90 million) for 2000 compared with (Pound)63 million ($102 million) for 1999.

      Total income tax expense for the Europe segment for 2000 was $94 million compared with $153 million for 1999. The effective tax rate in both periods is affected by amortization of goodwill and other non-deductible items, primarily related to a capital lease. The effective tax rate in 2000 also reflects a (Pound)18 million ($27 million) favorable resolution of certain prior year tax matters.

      New Electricity Trading Arrangements (NETA) - Following a comprehensive reassessment of the timetable for completion of all the necessary testing, the implementation of NETA is now scheduled to commence on March 27, 2001, although the date may be revised before then based on the progress in the ability of participants to communicate with the central systems being installed and other concerns. Under NETA, for those companies wishing to buy and sell electricity, the arrangements provide the freedom to enter into directly negotiated contracts instead of having to trade through a central electricity pool. It is expected that under the new arrangements bulk electricity will be traded on one or more exchanges and through a variety of bilateral and multilateral contracts and that market participants will include not only generators and suppliers but also traders with physical positions, i.e. energy wholesalers; accordingly, NETA implementation will eliminate the Pool. The new arrangements provide mechanisms for near real-time clearing and settlement of differences between contractual and physical positions of those buying, selling, producing and consuming electricity. A balancing mechanism will enable the system operator (National Grid Company) to change levels of generation and demand near to real-time; and a mechanism for imbalance settlement will provide for the settling of the differences between net physical and net contractual position of parties.

      Electricity supply businesses have incurred significant costs to introduce and operate under NETA, while the financial impact on distributors has been minimal. Although the UK government proposes that such costs will ultimately be borne by customers, OFGEM has not allowed recovery of such costs in the price controls which became effective on April 1, 2000. TXU Europe's ability to manage its energy purchase price risk depends, in part, on the continuing availability of properly priced risk management mechanisms such as contracts for differences and electricity forward agreements. No assurance can be given that an adequate, transparent market for such products will in fact be available in the future (including NETA).

      TXU Europe is unable to determine, at this time, what impact the implementation of NETA will have on its financial position, results of operations or cash flows.

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

      The Europe segment added (Pounds)3.8 billion ($6.1 billion) to 1999 operating revenues versus (Pounds)2.2 billion ($3.6 million) in the 1998 period. Revenues from energy retail operations for 1999 were (Pounds)2.2 billion ($3.6 billion) compared with (Pounds)1.3 billion ($2.2 billion) in 1998. Volumes in the gas residential market increased in 1999 as a result of the market being fully opened to competition. Electricity volumes decreased due to the loss of industrial and commercial customers in the October 1999 contract round; however, prices improved. Revenues from portfolio trading and power operations for 1999 were (Pounds)1.4 billion ($2.3 billion) versus (Pounds)746 million
($1.2 billion) in the 1998 period. Greater operating volumes in the gas portfolio increased revenues, partially offset by lower revenues in the electricity portfolio due to lower time-weighted Pool purchase prices (weighted for time of day sales) and reduced volumes. Revenues from the networks business for 1999 were (Pounds)429 million ($696 million) compared with (Pounds)253 million ($421 million) in the 1998 period. GWh's distributed increased by approximately 3% year on year, and regulated prices increased approximately 1% from April 1999. Other revenues included (Pounds)18 million ($29 million) in 1999, related to the metering business. In the 1998 period, other revenues included an aggregate of (Pounds)31 million ($52 million) for metering revenues, revenues from the telecommunications business sold in December 1998 and revenues from the modular building business sold in February 1999.

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

Australia
---------

Segment Highlights

                                                             2000*                       1999*                      1998
                                                       ------------------         -------------------         ----------------
Sales volumes:
     Electric (Gigawatt-hours)................               5,380                       5,509                      5,213
     Gas (Billion cubic feet).................                  64                          51                         --

                                                             2000*                       1999*                      1998
                                                       ------------------          ------------------         ----------------
                                                          A$          $               A$          $            A$          $
Revenues (millions):
     Electric.................................           578          338            567          365         571          361
     Gas......................................           287          167            200          128          --           --
     Other....................................           372          212            291          189         125           78
                                                       -----          ---          -----          ---         ---          ---
          Total...............................         1,237          717          1,058          682         696          439
                                                       =====          ===          =====          ===         ===          ===

*Includes results of Optima and TXU Australia Gas from date of acquisition of May 4, 2000 and February 24, 1999, respectively.

2000 versus 1999

     TXU Australia had net income of $57 million for 2000 compared with $6 million for 1999. Results for 2000 include a full year of merchant trading operations and operations of TXU Australia Gas, and results of Optima from date of acquisition in May 2000. Results for 1999 included TXU Australia Gas from its February 24, 1999 acquisition date and acquisition-related costs totaling $17 million after tax. Earnings also benefited from additional income from the Western Underground Gas Storage (WUGS) facility, and a gain from the sale of its construction and engineering business, Enetech, in January 2000.

     Operating revenues rose from A$1.1 billion ($682 million) in 1999 to A$1.2 billion ($717 million) in 2000, an increase of 17%. The increase is primarily due to a full year of operations of TXU Australia Gas, results of Optima from date of acquisition and new gas sales contracts entered into in 2000. Partially offsetting these items were decreases in electric revenues due to the competitive pressures experienced with electric customer contract renewals in July 2000 and lower construction revenues due to the sale of Enetech.

     Energy purchased for resale increased from A$415 million ($268 million) in 1999 to A$575 million ($332 million) in 2000. The A$160 million ($64 million) increase is due to higher volumes of gas sales as a result of new gas contracts and higher purchased electricity as a result of higher electricity pool prices. Operation and maintenance expenses decreased from A$335 million ($216 million) in 1999 to A$245 million ($141 million) in 2000 due to cost savings achieved from post integration of natural gas operations and the sale of Enetech. Depreciation and amortization, including goodwill amortization, increased from A$119 million ($77 million) to A$139 million ($81 million) in 2000 primarily due to inclusion of TXU Australia Gas for a full year in 2000.

     Interest expense and other charges increased from A$203 million ($131 million) in 1999 to A$259 million ($151 million) in 2000 due to increases in interest rates over 1999 and higher average debt balances primarily due to the recent acquisitions.

     The effective income tax rate for the Australia segment was affected by non-deductible goodwill amortization, other foreign permanent differences and a reduction in the statutory tax rate in Australia.

1999 versus 1998

     TXU Australia had net income of $6 million for 1999 compared with $31 million for 1998. Results for 1999 were affected by very mild winter weather and non-recurring charges totaling $17 million after-tax primarily for integration and acquisition-related costs. Net income for 1999 includes the results of TXU Australia Gas from date of acquisition on February 24, 1999.

     Operating revenues rose from A$696 million ($439 million) in 1998 to A$1.1 billion ($682 million) in 1999, an increase of 52%. The increase is primarily due to revenues from TXU Australia Gas' distribution and retailing businesses since acquisition, higher construction revenues and increased external electricity network charges.

     Energy purchased for resale increased from A$265 million ($167 million) in 1998 to A$415 million ($268 million) in 1999. The A$150 million ($101 million) increase includes A$110 million ($71 million) of gas purchase and distribution costs associated with TXU Australia Gas, with the remainder of the increase due to higher purchased electricity and distribution costs as a result of a 6% increase in energy sold and higher electricity pool prices. Operation and maintenance expenses increased from A$193 million ($121 million) in 1998 to A$335 million ($216 million) in 1999 due to costs associated with TXU Australia Gas' business and increased expenditures related to the construction businesses. Depreciation and amortization, including goodwill amortization, increased from A$68 million ($43 million) to A$119 million ($77 million) in 1999 primarily due to the TXU Australia Gas acquisition.

     Interest expense and other charges increased from A$94 million ($59 million) in 1998 to A$203 million ($131 million) in 1999 due to an increase in outstanding debt resulting from the acquisition of TXU Australia Gas and the initial payment under the agreement with AES Ecogen.

     The effective income tax rate for the Australia segment was affected by non-deductible goodwill amortization and other foreign permanent differences.

Comprehensive Income
--------------------

     The losses from currency translation adjustments for all periods principally reflect the substantial movement in exchange rates between the US dollar and the UK pound sterling and the Australian dollar. The unrealized holding gains (losses) on investments are primarily related to market changes on investments held by TXU Europe and TXU Corp.

FINANCIAL CONDITION
-------------------

Liquidity and Capital Resources--
-------------------------------

     Cash Flows -- Cash flows provided by operating activities before changes in operating assets and liabilities for 2000 were $2.5 billion compared with $2.6 billion and $2.3 billion for 1999 and 1998, respectively. Changes in operating assets and liabilities used cash of $820 million compared with $379 million and $338 million in 1999 and 1998, respectively. The increase in 2000 compared to 1999 and 1998 is primarily due to the $650 million after-tax increase in under-recovered fuel revenues as a result of the increase in natural gas prices. TXU Corp. expects to recover fuel revenues through surcharges and increases in the fuel factor on customer bills (See Regulation and Rates). Other items effecting changes in operating assets and liabilities were higher margin deposits and increases in trading receivables and payables due to the increase in trading revenue of the US Energy segment.

     Cash flows used for investing activities for 2000 totaled $1.2 billion, which are net of $1.4 billion provided from sales of assets and the distribution received from the telecommunication joint venture. This compares to $3.1 billion and $4.3 billion used for investing activities in 1999 and 1998, respectively, including $1.0 billion used for the acquisition of TXU Australia Gas and $2.5 billion used for the acquisition of TEG, respectively. Capital expenditures were $1.4 billion for 2000, compared with $1.6 billion and $1.2 billion for 1999 and 1998, respectively.

     Acquisitions and Dispositions -- TXU Electric has previously announced plans to sell or swap certain natural gas-fired electricity generating plants in Texas. At this time no such transactions have been finalized.

     In May 2000, TXU Gas sold substantially all of the assets of TXU Processing Company, for $105 million.

     In May 2000, TXU Corp. acquired all of the outstanding stock of Fort Bend Communications, Inc. (FBCC) for approximately $161 million in cash plus liabilities assumed. In August 2000, TXU Corp. formed a joint venture with other investors by contributing the stock of its telecommunications subsidiaries, including FBCC, to Pinnacle One Partners, L.P. (Pinnacle or the joint venture) for a 50% voting interest and a distribution of approximately $600 million in cash. The other investors contributed $150 million for the remaining 50% voting interest.

     In connection with the formation of Pinnacle and contribution of its telecommunications subsidiaries, TXU Corp. issued a $336 million, 6.0% note payable due in semi-annual installments to 2004.

     In May 2000, TXU Australia acquired certain assets and liabilities of Optima from the government of South Australia for $177 million, including certain acquisition costs. The purchase included a 100-year lease to operate a 1,280-megawatt natural gas fired generating station.

     In May 2000, TXU Europe sold its metering business in the UK for (pound)36 million ($54 million) in proceeds. In addition, in August 2000, TXU Europe completed the sale of its interest in Severomoravska energetika, a.s. for (pound)51 million ($76 million) in proceeds.

     In August 2000, TXU Europe purchased United Utilities plc's retail energy supply business, Norweb Energi (a division of Norweb plc) for total consideration, including direct costs of the acquisition, of (pound)340 million ($496 million). The transaction also includes the assumption of certain of Norweb Energi's obligations, including its power purchase agreements, which have been integrated into TXU Europe's energy portfolio.

     On January 8, 2001, TXU Europe completed the acquisition of 51% of Stadtwerke Kiel AG (Kiel AG), a German municipal utility, for approximately (pound)145 million ($218 million).

     On January 25, 2001, TXU Europe entered into a commitment to sell its 19.2% interest in Hidrocantabrico to a consortium led by Electricidade de Portugal S.A., the Portugese utility company, and Spanish savings bank, Caja de Ahorro de Asturias (Cajastur). Electricidade de Portugal and Cajastur unconditionally offered (euro)24 ($22.60) per share for 100% of Hidrocantabrico.

     On February 1, 2001, TXU Europe announced it had agreed to sell its interest in the North Sea gas fields for approximately (pound)138 million ($201 million) as part of its efforts to reposition its energy portfolio.

     In November 1999, TXU Europe formed a joint venture with certain shareholders of Pohjolan Voima Oy (PVO), Finland's second largest electricity generator. As part of the transaction, TXU Europe contributed approximately
(euro)300 million ($308 million) for an 81% ownership interest in the joint venture company, TXU Nordic Energy. In December 1999, TXU Europe completed the acquisition of an approximate 40% interest in Savon Voima Oyj (SVO), for approximately (pound)40 million ($65 million). The agreement includes an option which allows the majority shareholders of SVO to require TXU Europe to purchase the remaining 60% interest in SVO at prices that are based upon a multiple of the original purchase price for the first three years. After three years the purchase price will be based upon a calculation which considers SVO's results of operations, as well as cash and cash equivalents and long-term debt balances on hand at the date the option is exercised. The option may be exercised at any time by the majority shareholders and does not expire.

     TXU Corp. will pursue potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and will dispose of nonstrategic assets in an effort to enhance the long-term return to its shareholders. Proceeds from the sale of non-core assets along with free cash flow are currently expected to be used primarily for debt reduction.

     Future Capital Requirements -- "TXU Corp.'s capital expenditures are estimated at $1.6 billion for 2001 and will be funded by cash flows from operations or external financing. Approximately 52% is planned for US Electric and Gas operations, 6% for US Energy operations, 34% for operations in the UK and continental Europe, and 8% for operations in Australia, telecommunications and other activities. This amount includes approximately $500 million of development expenditures.

     During 2000, TXU Corp. repurchased approximately 18.6 million shares of its common stock for $596 million. Additional purchases may occur from time to time. In addition common stock repurchasable under equity forward contracts had a settlement value of $190 million at December 31, 2000.

     TXU Corp. or its predecessor have declared common stock dividends payable in cash in each year since incorporation in 1945. The Board of Directors of TXU Corp., at its February 2001 meeting, declared a quarterly dividend of $0.60 a share, payable April 2, 2001 to shareholders of record on March 9, 2001. Future dividends may vary depending upon TXU Corp.'s profit levels and capital requirements as well as financial and other conditions existing at the time.

     TXU Corp. anticipates that, in connection with the business separation plan required by the 1999 Restructuring Legislation, its subsidiaries will refinance certain outstanding securities in the capital markets in order to properly capitalize the separated businesses.

     External funds of a permanent or long-term nature are obtained through the issuance of common, preference and preferred stock, TXU Corp. or subsidiary obligated, mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of TXU Corp. or related subsidiary (trust securities) and long-term debt by TXU Corp. The capitalization ratios of TXU Corp. at December 31, 2000, consisted of approximately 61.2% long-term debt (including equity-linked securities), 6.0% trust securities, .8% preferred stock, .8% common stock repurchasable under equity forward contracts, 1.2% preference stock and 30.0% common stock equity. Restricted cash of $1.0 billion included in other investments collateralizes certain TXU Europe capital lease obligations. Offsetting the cash pledge against lease obligations, the capitalization ratios consisted of 59.6% long-term debt, 6.2% trust securities,
 .9% preferred stock, .8% common stock repurchasable under equity forward contracts, 1.3% preference stock and 31.2% common stock equity.

     Issuances and Retirements -- During 2000, TXU Corp. or its subsidiaries issued, redeemed, reacquired or made scheduled principal payments on acquisition facilities, other long-term debt, preference stock, preferred stock and trust securities for cash, as follows:

                                                                            Issuances     Retirements
                                                                            ---------     -----------
TXU Corp.:
      Preference Stock....................................................     $  300          $   --
      Senior Notes - Floating Rate........................................         --             125
      Other Notes.........................................................        336              --

TXU Electric:
      First Mortgage Bonds................................................        575             159
      Other...............................................................         65             418

TXU Gas:
      Putable Asset Term Securities.......................................        200              --

TXU Europe:
      Euro Medium Term Note...............................................        648              73
      Preferred Securities of Subsidiary Perpetual Trust..................        150              --
      Revolving Credit Facility (Tranche B)...............................        794             860
      Resettable Notes....................................................        436              --
      Other Long-term Debt................................................        144             697

TXU Australia:
      Medium Term Notes...................................................        272              --
      Facility Agreement..................................................         --             101

All Other Subsidiaries....................................................          3             248
                                                                               ------          ------
       Total..............................................................     $3,923          $2,681
                                                                               ======          ======

     See Notes to Financial Statements for further details concerning short-term financing, long-term debt, trust securities and preferred stock of subsidiaries. Early redemptions of preferred stock and long-term debt may occur from time to time in amounts presently undetermined.

     Financing Arrangements -- TXU Corp., TXU Electric, TXU Gas and other subsidiaries of TXU Corp. may issue additional debt and equity securities as needed, including the possible future sale: (i) by TXU Electric of up to $25 million of Cumulative Preferred Stock and an aggregate of $924 million of Cumulative Preferred Stock, First Mortgage Bonds, debt securities and/or preferred securities of subsidiary trusts, and (ii) by TXU Gas of up to $400 million of debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933. In addition, TXU Corp. may issue up to $340 million of debt securities and up to an aggregate of $335 million of debt securities, preference stock, and/or preferred securities of subsidiary trusts, all of which are currently registered with the SEC for offering pursuant to Rule 415 under the Securities Act of 1933.

     At December 31, 2000, TXU Corp., TXU Electric and TXU Gas Company had joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. At December 31, 2000, TXU Corp. had no borrowings outstanding under these facilities. The US Credit Agreements were amended in February 2001 and have two facilities. Facility A provides for short-term borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates in February 2002. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates in February 2005. Facility B also provides for the issuance of up to $500 million of letters of credit of which $224 million was outstanding at December 31, 2000. TXU Electric's and TXU Gas' borrowings under both facilities are limited to aggregate amounts outstanding at any one time of $2 billion and $650 million, respectively.

     At December 31, 2000, TXU Europe had a (Euro)2.0 billion Euro Medium Term Note (EMTN) program, under which, TXU Europe may from time to time issue notes in various currencies. On November 30, 2000, a financing subsidiary of TXU Europe issued (Pounds)301 million of 35 Put 5 Resettable Notes due 2035 (Resettable Notes) under amended terms and conditions of the EMTN program. The initial interest rate to the first reset date of November 30, 2005, is 7.7875%. The issuer of the Resettable Notes has an option to repurchase the Resettable Notes at par on November 30, 2005. This call option has been assigned to commercial banks for a consideration of approximately (Pounds)5 million per annum for five years. The Resettable Notes also include a put option that is exercisable at 5 years by the holder and a reset feature that permits the holder to remarket the Resettable Notes at a different interest rate if the put is not exercised. On the reset date, the new interest rate will be determined in accordance with the terms of the Resettable Notes for the next 6 to 20 years. The Resettable Notes can be redeemed at principal plus accrued interest on November 30, 2005. A portion of the proceeds from the Resettable Notes was used to repay the (Pounds)190 million ($284 million) rent factoring agreement of TXU Europe on January 19, 2001. As of December 31, 2000, there was also (Pounds)275 million in 7.25% Sterling Eurobonds due March 8, 2030 and (Pounds)100 million of 6.88% EMTN Notes due September 4, 2001 outstanding under this program.

     At December 31, 2000, TXU Europe had a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit Agreement) that provides for borrowings of up to (Pounds)1.075 billion and has two facilities: a (Pounds)750 million term facility and a (Pounds)325 million revolving credit facility (Tranche B), both of which terminate on March 2, 2003. The Sterling Credit Agreement allows for borrowings in various currencies with interest rates based on the prevailing rates in effect in the countries in which the borrowings originate. In August 2000, TXU Europe entered into a new (Pounds)300 million ($448 million) 364-day short-term financing facility. As of December 31, 2000, the outstanding Tranche B borrowings and interest rates in effect at December 31, 2000 consisted of 700 million Norwegian kroner (NOK) ($79 million) at 8.10% per annum and (Euro)267 million ($252 million) at 5.80% per annum.

     On January 8, 2001, in connection with the acquisition of Kiel AG, TXU Europe borrowed an additional (Euro)229 million ($219 million) at 5.54% per annum (Euro)47 million ($45 million) under Tranche B and (Euro)182 million ($174 million) under the 364-day facility). An additional NOK 50 million ($6 million) was borrowed under Tranche B on January 15, 2001.

     As of December 31, 2000, TXU Europe had several short-term facilities with commercial banks which provide for borrowings in various currency denominations and at current interest rates generally based on LIBOR. These facilities expire between 2001 and 2003. Eastern Electricity's separate revolving credit short-term facility was reduced in 2000 to a (Pounds)150 million limit. At December 31, 2000, outstanding borrowings under these short-term facilities consisted of
(Euro)506 million ($477 million) at 5.8%, 1.3 billion Czech koruna ($34 million) at 6.08% and (Pounds)150 million ($224 million) at 6.28%.

     TXU Electric has facilities with financial institutions whereby it is entitled to sell and such financial institutions may purchase, on an ongoing basis, undivided interests in customer accounts receivable representing up to an aggregate of $500 million. TXU Gas has a similar facility for $100 million. TXU Europe has facilities with a third party whereby Eastern Electricity may sell up to (Pounds)300 million ($448 million) of its electricity receivables and a finance subsidiary may borrow up to an aggregate of (Pounds)275 million ($411 million), collateralized by future receivables, with an overall program limit of (Pounds)550 million ($821 million). Additional receivables are continually sold to replace those collected. At December 31, 2000, accounts receivable of TXU Electric were reduced by $500 million, TXU Gas' were reduced by $100 million and Eastern Electricity's were reduced by (Pounds)164 million ($245 million) to reflect the sales of receivables under their programs and (Pounds)5 million ($7 million) of short-term loans were outstanding collateralized by future receivables.

     TXU Electric has filed a petition with the PUC for a financing order to permit the issuance of transition bonds secured by payments designed to enable TXU Electric to recover its generation-related regulatory assets and other qualified costs in accordance with the 1999 Restructuring Legislation. The proceeds received by TXU Electric from the issuance of the transition bonds are to be used solely for the purpose of retiring utility debt and equity. For more information concerning securitization of regulatory assets, see Note 13 to Financial Statements.

Quantitative and Qualitative Disclosure About Market Risk

     TXU Corp. and its subsidiaries enter into derivative instruments for non-trading purposes in order to manage market risks related to changes in interest rates, foreign currency exchange rates and commodity prices. TXU Corp. also enters into derivative instruments and other contractual commitments for trading purposes through its subsidiaries TXU Energy Trading, TXU Europe and TXU Australia. See Note 11 to Financial Statements.

     INTEREST RATE RISK -- The table below provides information concerning TXU Corp.'s financial instruments as of December 31, 2000 that are sensitive to changes in interest rates, which include debt obligations, interest rate swaps, trust securities and preferred stock of subsidiary subject to mandatory redemption. TXU Corp. has entered into interest rate swaps under which it has agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts at dates that generally coincide with interest payments. For trust securities, the table presents cash flows based on December 31, 2000 book values and the related weighted average rates by expected redemption date. Weighted average variable rates are based on rates in effect at the reporting date.

                                                        Expected Maturity Date
                                       --------------------------------------------------------
                                                       (Millions, except percents)                      2000               1999
                                                                                     There-   2000      Fair     1999      Fair
                                       2001      2002     2003     2004     2005     After    Total     Value    Total     Value
                                       ----      ----     ----     ----     ----     -----    -----     -----    -----     -----
Long-term Debt
  (including current maturities)
   Fixed Rate........................   $  997   $1,080   $  933   $1,451   $1,585   $6,108   $12,154   $12,225  $11,736   $10,734
       Average interest rate.........     6.85%    7.18%    6.64%    7.28%    7.05%    7.33%     7.18%       --     7.06%       --
     Variable Rate...................   $1,168   $1,055   $1,461   $   45   $   10   $  933   $ 4,672   $ 4,672  $ 4,394   $ 4,394
       Average interest rate.........     7.67%    6.77%    6.73%    6.51%    8.87%    5.54%     6.74%       --     6.22%       --

Trust Securities*

   Fixed rate........................       --       --       --       --       --   $1,099   $ 1,099   $ 1,101  $ 1,095   $   977
       Average interest rate.........       --       --       --       --       --     8.04%     8.04%       --     8.03%       --
   Variable rate....................        --       --       --       --       --   $  245   $   245       248  $   244   $   235
       Average interest rate.........       --       --       --       --       --     7.92%     7.92%       --     7.26%       --

Preferred stock of subsidiary subject
    to mandatory redemption
   Fixed rate........................       --       --   $   10   $   10   $    1   $   --   $    21   $    17  $    21   $    21

       Average dividend rate.........       --       --     6.68%    6.68%    6.98%  $   --      6.69%  $    --     6.69%  $    --

Interest Rate Swaps
   (notional amounts)
   Variable to Fixed.................   $   53   $1,509   $  989       --   $1,174   $1,426   $ 5,151   $  (138) $ 4,253   $    17
       Average to pay rate...........     5.97%    7.01%    6.48%      --     6.66%    6.36%     6.64%       --     6.36%       --
       Average receive rate..........     6.42%    6.45%    6.58%      --     6.25%    6.37%     6.41%       --     5.75%       --
   Fixed to variable.................       --      350       --       --   $  450   $  850   $ 1,650   $     4  $ 2,275   $   (94)
       Average pay rate..............       --     6.71%      --       --     6.71%    6.79%     6.75%       --     6.67%       --
       Average receive rate..........       --     6.15%      --       --     6.45%    6.74%     6.54%       --     6.29%       --


*TXU Corp. or subsidiary obligated mandatorily redeemable, preferred securities of subsidiary trusts each holding solely junior subordinated debentures of TXU Corp. or related subsidiary.

      FOREIGN CURRENCY RISK -- TXU Corp. has exposure to foreign currency risks, primarily with the pound sterling and the Australian dollar. TXU Europe and TXU Australia have accessed the US capital markets and issued dollar denominated obligations. TXU Corp. and its subsidiaries enter into currency swaps, options and forwards, where appropriate, to manage foreign currency exposure. The following table summarizes notional amounts at the contract exchange rates, weighted-average contractual exchange rates and estimated fair value by contract maturity for open contracts at December 31, 2000 and 1999:

                                                 Expected  Maturity Date
                              ------------------------------------------------------------
                                           (Millions, except exchange rates)                        2000     1999
                                                                             There-                 Fair     Fair
                                2001     2002    2003     2004     2005       after     Total      Value    Value
                                ----     ----    ----     ----     ----      -------    -----      -----    -----
British pound sterling        $ 135     $ 485    $ 114    $ 114    $ 764     $2,009     $3,621     $151     $ (37)
       Average exchange rate  $1.63     $1.62    $1.63    $1.63    $1.63     $ 1.76     $ 1.70       --        --

Australian dollar                --        --       --       --       --     $  350     $  350     $ 81     $  30
       Average exchange rate     --        --       --       --       --     $ 0.72     $ 0.72       --        --

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

      UK -- The hypothetical loss in fair value of TXU Europe's contracts for differences, electricity forward agreements and other contracts in existence at December 31, 2000 and 1999 entered into for non-trading purposes arising from a 10% adverse movement in future electricity prices is estimated at (pounds)272 million ($406 million) and (pounds)21 million ($34 million), respectively. This hypothetical loss is calculated by modeling the contracts against an internal forecast of Pool prices using discounted cash flow techniques. The increase in the hypothetical market movement results from the increase in energy purchase commitments during 2000, mainly relating to the Norweb Energi acquisition, which were mostly above market rates at acquisition. As these non-trading contracts are used to hedge sales to retail customers, any adverse movement in wholesale electricity prices does not directly affect the performance or profitability of TXU Europe, which is more affected by price movements in retail markets.

      Australia -- The hypothetical loss in fair value of TXU Australia's contracts for differences, electricity forward agreements and other contracts in existence at December 31, 2000 and 1999 entered into for non-trading purposes arising from a 10% adverse movement in future electricity prices is estimated at A$2 million ($1 million) and A$12 million ($8 million), respectively. This hypothetical loss is calculated by modeling the contracts against an internal forecast of Pool prices using discounted cash flow techniques.

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

     Since 1999, TXU Europe and TXU Australia have been offering price risk management services to customers through a variety of financial and other instruments including contracts for differences (swaps), virtual power stations, written options and forward contracts. TXU Europe trades both in the UK market, where it seeks to take advantage of market conditions by extending or shortening the size of its portfolio of purchase and sale commitments, and in continental Europe, where it enters into financial instruments in markets where it has no physical assets or retail volumes.

     The trading subsidiaries all manage the market risk of trading activities on a portfolio basis within limitations imposed by their respective Boards of Directors and in accordance with TXU Corp.'s overall risk management policies. Market risks are monitored daily, utilizing appropriate mark-to-market methodologies, which value the portfolio of contracts and the hypothetical effect on this value from changes in market conditions. Each entity uses various techniques and methodologies that simulate forward price curves in their respective markets to estimate the size and probability of changes in market value resulting from price movements. These techniques include, but are not limited to, sensitivity analyses. The use of these methodologies requires a number of key assumptions including the selection of confidence levels, the holding period of the positions, and the depth and applicability to future periods of historical price information.

     The portfolio subjects the entities to a number of risks and costs associated with the future contractual commitments, including price risk, credit risk associated with counterparties, product location (basis) differentials and market liquidity. Each entity continuously monitors the valuation of identified risks and adjusts the portfolio valuation based on present market conditions. Reserves are established in recognition that certain risks exist until delivery of energy has occurred, counterparties have fulfilled their financial commitments and related financial instruments mature or are closed out. Price and credit risk are further managed within the established trading policies and limits established for each trading entity which are evaluated on a daily basis.

     US -- TXU Energy Trading uses market-implied volatilities to determine its exposure to market risk. Market risk is estimated as the potential loss in fair value resulting from at least a 15% change in market factors, which may differ from actual results. Using a two standard deviation change, the most adverse change in fair value at December 31, 2000 and 1999, as a result of this analysis, was a reduction of $1.3 million and $2.3 million, respectively.

     UK -- The hypothetical loss in fair value of TXU Europe's forwards, options, contracts for differences and other energy (electricity or gas) commodity contracts in existence at December 31, 2000 and 1999 entered into for trading purposes, arising from a 10% adverse movement in future prices, is estimated at (pound)54 million ($81 million) and (pound)4 million ($6 million), respectively.

     Australia -- The hypothetical loss in fair value of TXU Australia's trading contracts and other energy purchase contracts in existence at December 31, 2000 and 1999 entered into for trading purposes arising from a 10% adverse movement in future electricity prices is estimated at A$60 million ($35 million) and A$31 million ($20 million), respectively.

Regulation and Rates

     US -- Electric Industry Restructuring -- Project teams have been established to prepare TXU Electric and TXU SESCO for a competitive environment. These teams are comprised of resources from all facets of TXU Corp.'s business and formulate short- and long-term strategy to address the implementation of the 1999 Restructuring Legislation.

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

     Final reconciliation of fuel costs must be made either in a reconciliation proceeding or in a general rate case. In a final reconciliation, a utility has the burden of proving that fuel costs under review were reasonable and necessary to provide reliable electric service, that it has properly accounted for its fuel-related revenues, and that fuel prices charged to the utility by an affiliate were reasonable and necessary and not higher than prices charged for similar items by such affiliate to other affiliates or nonaffiliates. For generating utilities like TXU Electric, through August 31, 1999, the rule provided for recovery of purchased power capacity costs through a power cost recovery factor with respect to purchases from qualifying facilities, to the extent such costs were not otherwise included in base rates. Pursuant to the 1999 Restructuring Legislation, the power cost recovery factor will be frozen between September 1, 1999 and January 1, 2002. The energy-related costs of such purchases continue to be included in the fixed fuel factor. TXU Electric is required to file in 2002 with the PUC for final reconciliation of its eligible fuel costs. This final reconciliation will cover the period from July 1998 through December 2001. See Note 13 to Financial Statements.

     TXU Gas Distribution employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to about $19.8 million in annualized revenue increases, exclusive of changes in gas costs, was granted in 2000 in addition to about $7.5 million granted in 1999 and $2.5 million granted in 1998. Rate cases supporting $18.5 million in annualized revenue increases were filed in 178 cities as of March 2, 2001. On November 20, 2000, the RRC issued a final order in the appeal by the three cities in the Dallas Distribution System. The final order approved a rate increase of $2.6 million for residential and commercial customers, and this amount is included in the total rate relief of $19.8 million for 2000. The RRC also approved recovery of approximately $2.1 million in expenses related to the case. Weather normalization adjustment clauses which allow rates to be adjusted to reflect the impact of warmer-or colder-than-normal weather during the winter months, reducing the impact of variations in weather on Gas Distribution's earnings, have been approved by 320 cities served by TXU Gas Distribution, representing 79% of TXU Gas Distribution's residential and commercial sales volumes. These clauses allow rates to be adjusted to reflect the impact of warmer- or colder-than-normal weather during the winter months, minimizing the impact of variations in weather on TXU Gas Distribution's earnings.

     In October 1999, TXU Lone Star Pipeline filed with the RRC a Statement of Intent to change the city gate rate for gas transported for subsequent distribution to residential and commercial customers. The filing requested a general increase in annual revenues of approximately $20 million. In June 2000, the RRC issued a final ruling on TXU Lone Star Pipeline's requested gate rate increase that denied the increase and resulted in a $1.5 million reduction in the city gate rate, but granted favorable changes to its tariff structure.

     TXU Electric and certain other regulated subsidiaries of TXU Corp. have several rate requests or refunds pending or on appeal, see Note 13 to Financial Statements.

     Europe -- The regulation of distribution and supply charges is currently subject to review by OFGEM. In December 1999, OFGEM issued a final report, proposing a range of substantial net revenue reductions for the distribution businesses of all regional electricity companies in the UK. The final proposals for Eastern Electricity incorporated an initial reduction in allowed revenues for regulated units of 28% beginning April 1, 2000 with further annual reductions of 3% for the next four years, adjusted for inflation. TXU Europe estimates that the effect on distribution revenues was a reduction of about (pounds)65 million ($99 million), adjusted for inflation, in 2000 and is estimated to be a further reduction of about (pound)30 million ($45 million) in 2001.

     Electricity supply price controls became effective on April 1, 2000. The directly controlled tariffs were reduced by an average of 7.1% from April 1, 2000 as required by the new controls. TXU Europe estimates that the effect on electricity supply revenues was a reduction in annual revenues of approximately (pounds)15 million ($23 million). As the market is opened further to competition, it is expected that price restraints will no longer be applied to domestic customers. The DGES has indicated that he hopes to be able to remove price controls effective April 1, 2002.

     Australia -- TXU Australia is subject to regulation by the Office of the Regulator General (ORG). On September 21, 2000, the ORG published its final decision in the 2001 Electricity Distribution Price Review. The decision will cause TXU Australia Electricity's distribution revenue for 2001 to be approximately A$16 million ($9 million) lower than for 2000. TXU Australia appealed the decision to the ORG Appeal Panel on October 2, 2000. The price path for TXU Networks (Electricity)s' distribution tariffs effective from January 1, 2001 until at least December 31, 2005 was redetermined on December 1, 2000. The redetermination was required by directions from an Appeal Panel on a number of appeals by three of the other Victorian distribution businesses. TXU has challenged the determination and the redetermination in the Victorian Supreme Court on the grounds that they do not comply with the requirement of 5.10 (a) of the Tariff Order. That requirement requires the ORG to utilize price-based regulation adopting a CPI-X approach and not to utilize rate of return regulation. The appeal is currently scheduled to be heard during March 2001.

     Voluntary maximum retail prices for electricity customers with usage below 160 MWh/year, have been announced by TXU Australia. Retail prices for non-franchise customers are subject to competitive forces and are not regulated. Customers who use 40 MWh per year or more have been able to choose their retailer since January 1, 2001. The retail price will remain regulated for all remaining electricity customers until they become able to purchase from retailers of their choice, which is expected to be January 1, 2002. Based on information available from the experience of mass-market competition in other industries and other countries. TXU Australia expects that the competition will be less intense for these smaller customers.

     The distribution tariffs applying to TXU Networks (Gas) are effective until December 31, 2002, at which time a price review process will occur prior to new tariffs being approved by the ORG for the next five-year period. After the next period, prices will be set for periods nominated by TXU Networks (Gas) and approved by ORG. TXU Australia is not able to predict the outcome of this review or the impact on its financial position or results of operations.

     Gas retail customers with loads above 460,000 Mcf/year are currently subject to competition. Customers with loads between 4,600 Mcf/year and 460,000 Mcf/year will be able to choose their retailers after September 1, 2001 and the remaining customers after May 1, 2001. While the market is expected to be competitive, TXU Australia does not expect the same intensity of competition in the early stages of competition as has been experienced in electricity in Victoria. The most profitable segment of the retail gas market in Victoria is the class of customers with load below 4,600 Mcf/year. As with competition in the electric industry, TXU Australia's expectation is that the competition, and therefore the downward pressure on margins, will be less intense for these smaller customers.

     The State of Texas is transitioning to deregulation with adequate generation capability and sound enabling legislation. The State of California, however, has for several months suffered from transition to deregulation in an environment of insufficient energy supply compounded by escalating natural gas costs. This situation has financially distressed California utilities. Although management of TXU Corp. believes it has appropriate credit reserves in general, and limited direct exposure to these utilities, the effects the California situation may have on energy trading counterparties, legislation and the capital markets cannot be predicted.

     Although TXU Corp. cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows. (See Note 14 to the Financial Statements.)

CHANGES IN ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as extended by SFAS No. 137 (June 1999) and amended by SFAS 138 (June 2000), is effective for TXU Corp. beginning January 1, 2001. SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value.

     All derivatives within TXU Corp. have been identified pursuant to SFAS No. 133 requirements. TXU Corp. has designated, documented and assessed hedging relationships, which resulted in cash-flow hedges that require TXU Corp. to record the derivative assets or liabilities at their fair value on its balance sheet with an offset in other comprehensive income. Future hedge ineffectiveness will be recorded in earnings. Certain of TXU Corp.'s derivatives relate to its trading activities, which TXU Corp. globally accounts for on a mark-to-market basis, that are not affected by the implementation of SFAS No. 133.

     Ongoing implementation issues currently being addressed by the Derivatives Implementation Group (DIG) may affect the application of SFAS No. 133. In its normal course of business, TXU Corp. enters into commodity contracts, which include "swing" components for additional purchases or sales of the underlying commodity. These contracts are used by TXU Corp. and its customers to provide some of their commodity requirements. TXU Corp. has evaluated these contracts and determined that they qualify for the normal purchases and sales exception provided by SFAS No. 133. In October 2000, the DIG reached a tentative conclusion that option contracts, which could potentially include these commodity "swing" contracts, do not qualify for such exception. If the FASB approves this tentative conclusion, these contracts would be required to be accounted for as derivatives. DIG conclusions are required to be prospectively applied only after FASB approval.

     Adoption of this accounting standard as of January 1, 2001 resulted in the recognition of $270 million of derivative assets and $393 million of derivative liabilities with a cumulative effect of $85 million after-tax as a decrease to other comprehensive income. TXU Corp. is unable to determine the precise impact related to the commodity contracts discussed above until such time as the FASB has approved the tentative conclusion and TXU Corp. has had time to evaluate the effect. TXU Corp. estimates that the tentative conclusion would increase other comprehensive income at January 1, 2001 by $22 million after-tax.

     There are a number of issues pending before the DIG that may have an impact on the application of this statement. Management is unable to predict the outcome of these issues.

     SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", is effective for TXU Corp. for transfers on or after April 1, 2001. SFAS No. 140 replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. TXU Corp. is currently evaluating the impact the adoption of this standard will have on its sale of receivables program. SFAS No. 140 requires TXU Corp. to provide certain disclosures about securitizations in the financial statements at December 31, 2000. These disclosures have been incorporated.

FORWARD-LOOKING STATEMENTS

     This report and other presentations made by TXU Corp. and its subsidiaries (collectively, TXU Corp.) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Corp. believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of TXU Corp. to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), the PUC, the Railroad Commission of Texas
(RRC), the Nuclear Regulatory Commission (NRC), the Office of the Regulator General of Victoria, Australia, and the Office of Gas and Electricity Markets covering England, Wales and Scotland (OFGEM) in the UK with respect to allowed rates of return, industry and rate structure, purchased power and investment recovery, operations of nuclear generating facilities, acquisitions and disposal of assets and facilities, operation and construction of plant facilities, decommissioning costs, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies, (ii) weather conditions and other natural phenomena, (iii) unanticipated population growth or decline, and changes in market demand and demographic patterns, (iv) competition for retail and wholesale customers, (v) pricing and transportation of crude oil, natural gas and other commodities, (vi) unanticipated changes in interest rates, rates of inflation or foreign exchange rates, (vii) unanticipated changes in operating expenses and capital expenditures, (viii) capital market conditions, (ix) competition for new energy development opportunities, (x) legal and administrative proceedings and settlements, (xi) inability of the various counterparties to meet their obligations with respect to TXU Corp.'s financial instruments, (xii) changes in technology used and services offered by TXU Corp., and (xiii) significant changes in TXU Corp.'s relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur.

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

                          TXU CORP. AND SUBSIDIARIES

                          STATEMENT OF RESPONSIBILITY

     The management of TXU Corp. is responsible for the preparation, integrity and objectivity of the consolidated financial statements of TXU Corp. and its subsidiaries and other information included in this report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. As appropriate, the statements include amounts based on informed estimates and judgments of management.

     The management of TXU Corp. has established and maintains a system of internal control designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning TXU Corp.'s system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 2000, TXU Corp.'s system of internal control was adequate to accomplish the objectives discussed herein.

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

     The independent auditing firm of Deloitte & Touche LLP is engaged to audit, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of TXU Corp. and its subsidiaries and to issue their report thereon.

                /s/ ERLE NYE                                 /s/ H. JARRELL GIBBS
---------------------------------------------   ---------------------------------------------
       Erle Nye, Chairman of the Board                 H. Jarrell Gibbs, Vice Chairman
             and Chief Executive


              /s/ D. W. BIEGLER                              /s/ THOMAS L. BAKER
---------------------------------------------   ---------------------------------------------
          D. W. Biegler, President                             Thomas L. Baker,
                                                       TXU Electric and Gas  President



             /s/ BRIAN N. DICKIE                          /s/ PHILIP G. TURBERVILLE
---------------------------------------------   ---------------------------------------------
              Brian N. Dickie,                              Philip G. Turberville,
         TXU Energy Group President                    TXU Europe Group Chief Executive


           /s/ MICHAEL J. McNALLY                            /s/ BIGGS C. PORTER
---------------------------------------------   ---------------------------------------------
Michael J. McNally, Executive Vice President           Biggs C. Porter, Controller and
         and Chief Financial Officer                     Principal Accounting Officer

INDEPENDENT AUDITOR' REPORT


TXU Corp.:

We have audited the accompanying consolidated balance sheets of TXU Corp. (the Company), formerly known as Texas Utilities Company, and subsidiaries as of December 31, 2000 and 1999, and the related statements of consolidated income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of TXU Europe Limited, (a consolidated subsidiary) for the year ended December 31, 1998, which statements reflect total revenues constituting 24% of consolidated total revenues for that year. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for TXU Europe Limited, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of TXU Corp. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

Dallas, Texas
February 1, 2001

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholder of TXU Europe Limited (formerly known as TXU Eastern Holdings Limited) and Subsidiaries:

In our opinion, the accompanying consolidated statements of consolidated income, of comprehensive income, of common stock equity and of cash flows for the period from formation (February 5, 1998) to December 31, 1998 present fairly, in all material respects, the results of operations and cash flows of TXU Europe Limited (formerly known as TXU Eastern Holdings Limited) and Subsidiaries for the period from formation (February 5, 1998) to December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards in the United Kingdom which do not differ significantly with those in the United States and which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers
London, England
March 3, 1999

                           TXU CORP. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME

                                                                                  Year Ended December 31,
                                                                      ------------------------------------------------
                                                                           2000           1999            1998
                                                                           ----           ----            ----
                                                                        Millions of Dollars, Except per Share Amounts
Operating revenues.................................................... $  22,009      $  17,118      $  14,736
                                                                        ---------      ---------      ---------

Operating expenses
     Energy purchased for resale and fuel consumed....................     14,451          9,299          7,914
     Operation and maintenance........................................      3,211          3,312          2,570
     Depreciation and other amortization..............................      1,010          1,080          1,025
     Goodwill amortization............................................        204            191            122
     Taxes other than income..........................................        656            642            642
                                                                        ---------      ---------      ---------
           Total operating expenses...................................     19,532         14,524         12,273
                                                                        ---------      ---------      ---------

Operating income......................................................      2,477          2,594          2,463

Other income (deductions)-- net ......................................        238            262             45
                                                                        ---------      ---------      ---------

Income before interest, other charges
     and income taxes.................................................      2,715          2,856          2,508
                                                                        ---------      ---------      ---------

Interest income.......................................................        129            134            139

Interest expense and other charges
     Interest.........................................................      1,467          1,456          1,300
     Distributions on mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior
        subordinated debentures of the obligated company:
           TXU obligated..............................................         30             18             --
           Subsidiary obligated.......................................         79             78             74
     Preferred stock dividends of subsidiaries........................         14             14             16
     Distributions on preferred securities of subsidiary
        perpetual trust of TXU Europe.................................         12             --             --
     Allowance for borrowed funds used during construction
          and capitalized interest....................................        (11)           (10)            (9)
                                                                        ---------      ---------      ---------
           Total interest expense and other charges...................      1,591          1,556          1,381
                                                                        ---------      ---------      ---------
Income before income taxes............................................      1,253          1,434          1,266
Income tax expense....................................................        337            449            526
                                                                        ---------      ---------      ---------
Net income ...........................................................        916            985            740

Preference stock dividends ...........................................         12             --             --
                                                                        ---------      ---------      ---------

Net income available for common stock................................  $     904      $     985      $     740
                                                                        =========      =========      =========

Average shares of common stock outstanding (millions).................        264            279            265

Per share of common stock:
    Basic earnings....................................................  $    3.43      $    3.53      $    2.79
    Diluted earnings..................................................  $    3.43      $    3.53      $    2.79
    Dividends declared................................................  $   2.400      $   2.325      $   2.225



See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME



                                                                                  Year Ended December 31,
                                                                      ------------------------------------------------
                                                                           2000           1999            1998
                                                                           ----           ----            ----
                                                                                   Millions of Dollars
Net income..................................................            $     916      $     985      $     740
                                                                        ---------      ---------      ---------

Other comprehensive income (loss) --
     Net change during period, net of tax effects:
     Foreign currency translation adjustments...............                 (336)           (46)           (67)
     Unrealized holding gains (losses) on investments.......                    6             34            (13)
     Reclassification of gains realized on sales to other
         income (deductions)-- net..........................                  (30)            --             --
     Minimum pension liability adjustments..................                    1              2             (6)
                                                                        ---------      ---------      ---------
             Total..........................................                 (359)           (10)           (86)
                                                                        ---------      ---------      ---------
Comprehensive income........................................            $     557      $     975      $     654
                                                                        =========      =========      =========



See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                                 Year Ended December 31,
                                                                                            -------------------------------
                                                                                             2000        1999       1998
                                                                                             ----        ----       ----
                                                                                                 Millions of Dollars
Cash flows -- operating activities
     Net income.......................................................................     $   916     $   985    $   740
     Adjustments to reconcile net income to cash provided by operating activities:
          Depreciation and amortization ..............................................       1,419       1,448      1,340
          Deferred income taxes and investment tax credits -- net ....................          48         270        265
          Gains from sale of assets...................................................        (229)       (251)       (21)
          Reduction of revenues for earnings in excess of earnings cap................         310          92         --
          Other.......................................................................          44          11         19
          Changes in operating assets and liabilities:
               Accounts receivable....................................................      (1,171)        423       (167)
               Inventories............................................................         108          45        (29)
               Accounts payable.......................................................       1,278        (336)       317
               Interest and taxes accrued.............................................         (69)        (58)       (24)
               Other working capital .................................................        (410)        189       (268)
               Over/(under) - recovered fuel revenue-- net of deferred taxes..........        (650)        (59)        26
               Energy marketing risk management assets and liabilities................         (29)       (211)        (4)
               Other-- net............................................................         123        (372)      (189)
                                                                                            ------      ------    -------
                   Cash provided by operating activities..............................       1,688       2,176      2,005
                                                                                            ------      ------    -------
Cash flows -- financing activities
     Issuances of securities:
          Acquisition and interim facilities..........................................          --         926      3,429
          Other long-term debt........................................................       3,473       5,150      2,310
          Mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated
                   company TXU obligated..............................................          --         150        230
                   Subsidiary obligated...............................................          --          --        150
          Preferred securities of subsidiary perpetual trust of TXU Europe............         150          --         --
          Preference stock............................................................         300          --         --
          Common stock................................................................           2           1          8
     Retirements/repurchase of securities:
           Acquisition and interim facilities.........................................          --      (1,225)    (2,183)
           Other long-term debt/obligations...........................................      (2,681)     (2,234)    (1,504)
           Preferred stock of subsidiaries............................................          --          --       (114)
           Subsidiary obligated, mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated
                debentures of the obligated subsidiary................................          --          --        (47)
           Common stock...............................................................        (596)       (251)       (25)
     Change in notes payable:
           Commercial paper...........................................................          31      (1,100)     1,311
           Banks......................................................................          14          99        242
     Cash dividends paid:
           Common stock...............................................................        (634)       (639)      (573)
           Preference stock...........................................................         (11)         --         --
     Debt premium, discount, financing and reacquisition expenses.....................         (35)        (95)      (215)
                                                                                            ------      ------    -------
                  Cash provided by financing activities...............................          13         782      3,019
                                                                                            ------      ------    -------
Cash flows -- investing activities
      Capital expenditures............................................................      (1,382)     (1,632)    (1,168)
      Acquisitions of businesses......................................................        (809)     (1,013)    (2,534)
      Proceeds from sale of assets....................................................         832          91        100
      Cash distributions from equity investee.........................................         599          --         --
      Nuclear fuel....................................................................         (87)        (54)       (51)
      Other...........................................................................        (356)       (532)      (687)
                                                                                            ------      ------    -------
                   Cash used in investing activities..................................      (1,203)     (3,140)    (4,340)
                                                                                            ------      ------    -------
Effect of exchange rates on cash and cash equivalents.................................         (19)        (54)        68
                                                                                            ------      ------    -------


Net change in cash and cash equivalents...............................................         479        (236)       752

Cash and cash equivalents -- beginning balance........................................         560         796         44
                                                                                            ------      ------    -------
Cash and cash equivalents -- ending balance...........................................      $1,039      $  560    $   796
                                                                                            ======      ======    =======


See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                       December 31,
                                                                                               --------------------------
                                                                                                    2000             1999
                                                                                                    ----             ----
                                        ASSETS                                                      Millions of Dollars
Current assets:
      Cash and cash equivalents.........................................................       $   1,039       $      560
      Accounts receivable...............................................................           2,817            1,492
      Inventories -- at average cost....................................................             492              622
      Energy marketing risk management assets...........................................           2,322              619
      Other current assets..............................................................             618              607
                                                                                               ----------      ----------
              Total current assets......................................................           7,288            3,900
                                                                                               ---------       ----------

Investments.............................................................................           3,005            2,876
Property, plant and equipment -- net....................................................          23,301           23,640
Goodwill................................................................................           7,508            7,519
Regulatory assets.......................................................................           2,290            1,784
Energy marketing risk management assets.................................................             420              151
Deferred debits and other assets........................................................           1,178            1,028
                                                                                               ---------       ----------

              Total assets..............................................................       $  44,990       $   40,898
                                                                                               =========       ==========


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Notes payable:
            Commercial paper............................................................       $   1,906       $    1,903
            Banks.......................................................................           1,266            1,385
       Long-term debt due currently.....................................................           2,894            1,288
       Accounts payable.................................................................           2,752            1,442
       Energy marketing risk management liabilities.....................................           2,225              525
       Taxes accrued....................................................................             165              474
       Other current liabilities........................................................           1,630            1,380
                                                                                               ---------        ---------
              Total current liabilities.................................................          12,838            8,397
                                                                                               ---------        ---------

Accumulated deferred income taxes.......................................................           3,821            3,936
Investment tax credits..................................................................             501              524
Energy marketing risk management liabilities............................................             440               12
Other deferred credits and noncurrent liabilities.......................................           2,438            1,820
Long-term debt, less amounts due currently..............................................          15,281           16,325

Mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated company:
             TXU obligated..............................................................             368              368
             Subsidiary obligated.......................................................             976              971
Preferred securities of subsidiary perpetual trust of TXU Europe........................             150               --
Preferred stock of subsidiaries:
             Not subject to mandatory redemption........................................             190              190
             Subject to mandatory redemption............................................              21               21
Common stock repurchasable under equity forward contracts, at settlement value..........             190               --

Contingencies (Note 14)

Shareholders' equity (See page A-36)....................................................           7,776            8,334
                                                                                               ---------       ----------

              Total liabilities and shareholders' equity................................       $  44,990       $   40,898
                                                                                               =========       ==========


See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                                   Year Ended December 31,
                                                                          ---------------------------------------
                                                                            2000            1999          1998
                                                                            ----            ----          ----
                                                                                     Millions of  Dollars
Preference stock:
        Issuances and balance at end of year...........................   $    300         $     --      $     --
                                                                          --------         --------      --------
Common stock without par value -- authorized shares-- 1,000,000,000
        Balance at beginning of year...................................      6,795            6,940         5,587
             Issued for The Energy Group PLC  acquisition (37,316,884
                 shares)...............................................         --               --         1,449
             Direct Stock Purchase and Dividend Reinvestment Plan
                 (198,184 shares) .....................................         --               --             8
             Issued for Conversion of Convertible  Debentures (77,963
                 shares)...............................................         --               --             3
             Issued for Long-Term Incentive Compensation Plan (2000
                 -- 332,895 shares; 1999-- 208,200 shares; and
                 1998 -- 68,000 shares)                                          3                2             1
             Common stock  repurchased and retired (2000-- 18,630,517
                 shares; 1999-- 6,134,500 shares; and 1998-- 565,771
                 shares)                                                      (445)            (152)          (14)
             Treasury Stock-- Long-Term Incentive Plan Trusts..........         (3)              (4)          (26)
             Equity-linked securities..................................         --               --           (76)
             Special allocation to Thrift Plan by trustee..............          9                8             8
             Other.....................................................          1                1            --
                                                                          --------         --------      --------
        Balance at end of year (2000-- 258,108,897 shares;
             1999 --  276,406,519 shares; and 1998 --  282,332,819
             shares)...................................................      6,360            6,795         6,940
                                                                          --------         --------      --------
Common stock repurchasable under equity forward contracts:
        Change and balance at end of year..............................       (190)              --            --
                                                                          --------         --------      --------
Retained earnings:
        Balance at beginning of year...................................      1,691            1,448         1,312
            Net income.................................................        916              985           740
            Dividends declared on common stock.........................       (625)            (647)         (597)
            Common stock repurchased and retired.......................       (151)             (99)          (11)
            Dividends on preference stock..............................        (12)              --            --
            LESOP dividend deduction tax benefit and other.............         (2)               4             4
                                                                          --------         --------      --------
        Balance at end of year.........................................      1,817            1,691         1,448
                                                                          --------         --------      --------
Accumulated other comprehensive income (loss):
    Foreign currency translation adjustments:
        Balance at beginning of year...................................       (169)            (123)          (56)
            Change during the year.....................................       (336)             (46)          (67)
                                                                          --------         --------      --------
        Balance at end of year.........................................       (505)            (169)         (123)
                                                                          --------         --------      --------
   Unrealized holding gains (losses) on investments:
        Balance at beginning of year...................................         21              (13)           --
            Change during the year.....................................        (24)              34           (13)
                                                                          --------         --------      --------
        Balance at end of year.........................................         (3)              21           (13)
                                                                          --------         --------      --------
   Minimum pension liability adjustments:
        Balance at beginning of year...................................         (4)              (6)           --
            Change during the year.....................................          1                2            (6)
                                                                          --------         --------      --------
        Balance at end of year.........................................         (3)              (4)           (6)
                                                                          --------         --------      --------
    Total accumulated other comprehensive income (loss)................       (511)            (152)         (142)
                                                                          --------         --------      --------
    Total common stock equity..........................................      7,476            8,334         8,246
                                                                          --------         --------      --------

Shareholders'  equity..................................................   $  7,776         $  8,334      $  8,246
                                                                          ========         ========      ========



See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.    BUSINESS, MERGERS, ACQUISITIONS AND DISPOSITIONS

      In May 2000, Texas Utilities Company changed its corporate name to TXU Corp. TXU Corp., a Texas corporation, is a holding company whose principal United States (US) operations are conducted through TXU Electric Company (TXU Electric), TXU Gas Company (TXU Gas), TXU Energy Services Company and TXU Energy Trading Company (TXU Energy Trading). TXU Corp.'s principal international operations are conducted through TXU International Holdings Limited (TXU International Holdings), which in turn indirectly owns TXU Europe Limited (TXU Europe) and TXU Australia Holdings (Partnership) Limited Partnership (TXU Australia).

      TXU Corp. engages in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission, distribution and sale of natural gas; and energy marketing, energy services, telecommunications; and other businesses.

      In May 1998, TXU Corp. acquired The Energy Group PLC (TEG), the former holding company of TXU Europe Plc for $7.4 billion. TXU Corp. recorded its approximate 22% equity interest in the net income of TEG for the period from March 1998 to May 19, 1998 and has accounted for TEG and TXU Europe as consolidated subsidiaries since May 19, 1998. The excess of the purchase consideration plus acquisition costs over the net fair value of tangible and identifiable intangible assets acquired and liabilities assumed, reflecting final purchases adjustments, resulted in goodwill of (pound)3.6 billion ($5.8 billion), which is being amortized over 40 years.

      In February 1999, TXU Australia acquired from the Government of Victoria, Australia, the gas retail busine ss of TXU Pty. Ltd. and the gas distribution operations of TXU Networks (Gas) Pty. Ltd. (together, TXU Australia Gas). The purchase price was A$1.6 billion ($1.0 billion). Goodwill resulting from the acquisition of A$751 million ($475 million) is being amortized over 40 years.

      In April 2000, TXU Europe and EDF London Investments plc, a subsidiary of Electricite de France, began operation of an equally-held joint venture named "24seven", for the management, operation and maintenance of their subsidiaries' respective electricity distribution networks. TXU Europe accounts for its investment in 24seven by the equity method of accounting. Employees of the joint venturers' subsidiaries, Eastern Electricity and London Electricity plc, were transferred to 24seven. The physical distribution system assets, as well as all operating licenses, continue to be owned separately by Eastern Electricity and London Electricity plc.

      In May 2000, TXU Corp. acquired all of the outstanding stock of Fort Bend Communications, Inc. (FBCC) for approximately $161 million in cash plus liabilities assumed. In August 2000, TXU Corp. formed a joint venture with other investors and contributed the stock of its telecommunications subsidiaries, including FBCC, to Pinnacle One Partners, L.P. (Pinnacle or the joint venture) for a 50% voting interest and a distribution of approximately $600 million in cash. The other investors contributed $150 million for the remaining 50% voting interest. TXU Corp.'s telecommunications subsidiaries contributed to the joint venture are no longer consolidated, and TXU Corp.'s investment in the joint venture is accounted for using the equity method. Assets of the joint venture are not TXU Corp.'s and are not available to pay creditors of TXU Corp. The book value of assets contributed was $741 million and of liabilities assumed was $264 million.

      In May 2000, TXU Australia acquired certain assets and liabilities of Optima Energy Pty Ltd (Optima) from the government of South Australia for A$301 million ($177 million). The purchase included a 100-year lease to operate a 1,280-megawatt natural gas-powered generating station. The excess of the purchase price plus acquisition costs over a preliminary estimate of the net fair value of assets acquired resulted in goodwill of A$53 million ($31 million), which is being amortized over 30 years. The goodwill amount is subject to revision as additional information about the fair value of the assets acquired, liabilities assumed and contingencies existing at the acquisition date is evaluated.

      On January 8, 2001, TXU Europe completed the acquisition of 51% of Stadtwerke Kiel AG, a German municipal utility, for approximately (pound)145 million ($218 million). At the date of acquisition, Kiel AG had recorded sterling equivalent assets of approximately (pound)121 million ($182 million) and liabilities of (pound)82 million ($123 million). The process of determining the fair value of tangible and identifiable intangible assets acquired and liabilities assumed has not been completed.

      On January 25, 2001, TXU Europe entered into a commitment to sell its 19.2% interest in Hidroelectrica del Cantabrico, SA (Hidrocantabrico) to a consortium led by Electricidade de Portugal S.A., the Portugese utility company, and Spanish savings bank, Caja de Ahorro de Asturias (Cajastur). Electricidade de Portugal and Cajastur unconditionally offered (pound)24 ($22.60) per share for 100% of Hidrocantabrico. In March 2000, a subsidiary of TXU Europe announced its intentions to make a cash offer to acquire all of the shares of SA Hidrocantabrico that TXU Europe did not then own. Later in March 2000, after a competing bid had been issued, TXU Europe announced that it would not pursue its offer. In a series of private transactions since that date, TXU Europe acquired additional shares in Hidrocantabrico until it holds approximately 19.2% of the outstanding shares. TXU Europe has pre-emptive rights over 4.9% of the stock in Hidrocantabrico currently held by Electrabel SA (Electrabel), an electricity company in Belgium, if Electrabel elects to sell its interests in Hidrocantabrico to another company during a one year period beginning July 4, 2000. TXU Europe is subject to a conditional put option by which it can be required to purchase the 10% interest in Hidrocantabrico held by Electrabel to the extent Electrabel is required to dispose of its holding in Hidrocantabrico by the European Union or Spanish Competition Authorities during a one year period beginning July 4, 2000. The conditions of this put option include a reasonable notice period before execution.

      In May 2000, TXU Gas sold substantially all of the assets of its natural gas processing subsidiary, TXU Processing Company, for $105 million resulting, in a pre-tax gain of $53 million ($34 million after-tax). In May 2000, TXU Europe sold its metering business in the UK realizing a pretax gain of approximately (pound)29 million ($44 million). ((pound)20 million ($31 million) after-tax). In addition, in August 2000, TXU Europe completed the sale of its interest in Severomoravska energetika, a.s. (SME) for (pound)51 million, realizing a pre-tax gain of approximately (pound)20 million ($30 million) ((pound)14 million ($21 million) after-tax. The investment in SME was previously accounted for as an available-for-sale marketable equity security, and the amount of holding gains that were previously recorded in other comprehensive income has been reclassified as realized gains. All of these sales have been recorded in other income (deductions)- net.

      In August 2000, TXU Europe purchased United Utilities plc's retail energy supply business, Norweb Energi (a division of Norweb plc) for total consideration, including direct costs of the acquisition, of (pound)340 million ($496 million). The transaction also includes the assumption of certain of Norweb Energi's obligations, including its power purchase agreements, which have been integrated into TXU Europe's energy portfolio.

      The acquisition of Norweb Energi is being accounted for as a purchase business combination. The process of determining the fair value of assets and liabilities of Norweb Energi has not been completed. The latest estimate of the goodwill is (pound)622 million ($908 million) which is being amortized over 20 years. This amount is subject to further revision, as additional information about the fair value of Norweb Energi's assets acquired and liabilities assumed at acquisition becomes available, primarily exit costs and other liabilities assumed at acquisition.

      The following summary of unaudited pro forma consolidated results of TXU Corp.'s operations reflect the acquisition of Norweb Energi in 2000 and 1999 and TEG in 1998 as though they occurred at the beginning of those years.


                                                                                    Year Ended December 31,
                                                                            ---------------------------------------
                                                                                 2000         1999          1998
                                                                                 ----         ----          ----
    Revenues ........................................................           $22,917      $18,898       $17,319
    Operating Income ................................................             2,574        2,749         2,781
    Net Income ......................................................               937        1,030           849
    Earnings per share of common stock:
        Basic .......................................................             $3.55        $3.69         $3.01
        Diluted .....................................................             $3.55        $3.69         $3.01


      These pro forma results are not necessarily indicative of what the actual results would have been had the acquisition occurred at the beginning of these periods. Further, the pro forma results are not intended to be a projection of future results of the combined companies.

      Consolidated pro forma income and earnings per share for the years ended December 31, 1999, and 2000, assuming the acquisition of TXU Australia Gas and Optima, respectively, had occurred at the beginning of the period, would not have differed significantly from reported results.

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

     System of Accounts -- The accounting records of TXU Electric are maintained in accordance with the Federal Energy Regulatory Commission's (FERC) Uniform System of Accounts as adopted by the Public Utility Commission of Texas (PUC). The regulated operations of TXU Gas are subject to the accounting requirements prescribed by the National Association of Regulatory Utility Commissioners (NARUC). TXU Europe separately prepares regulatory accounts under accounting requirements specified by the Office of Gas and Electricity Markets.

     Marketable Securities -- TXU Corp. and subsidiaries classify all of their marketable securities as available for sale. Available for sale securities are carried at fair value with the unrealized gains and losses reported in other comprehensive income (loss). Declines in fair value that are other than temporary are reflected in income.

     Property, Plant and Equipment -- US electric and gas utility plant is stated at original cost less certain regulatory disallowances. The cost of transmission and distribution (T&D) property additions to US electric (and generation prior to July 1, 1999) and gas utility plant includes labor and materials, applicable overhead and payroll-related costs and an allowance for funds used during construction (AFUDC). Other property, including non-US property, is stated at cost.

     Goodwill -- Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed for each company acquired and is being amortized over a range of 20 to 40 years.

     Valuation of long-lived assets -- TXU Corp. evaluates the carrying value of goodwill and long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of goodwill and long-lived asset would be considered impaired when the projected undiscounted cash flows are less than the carrying value. In that event, a loss would be recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily by available market valuations or, if applicable, discounted cash flows.

     Regulatory Assets and Liabilities --The financial statements of TXU Corp.'s regulated businesses reflect regulatory assets and liabilities under cost-based rate regulation in accordance with Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effect of Certain Types of Regulation." As a result of the 1999 Restructuring Legislation, the electricity generation portion of TXU Electric's business no longer meets the criteria to apply SFAS No. 71. (See Notes 3 and 13.)

     Derivative Instruments -- TXU Corp. and its subsidiaries use derivative transactions for hedging purposes in non-trading activities. Amounts paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the agreements as adjustments to interest expense. The impact of changes in the market value of non-trading derivative instruments, or other contractual agreements in connection with the wholesale purchases of electric energy by TXU Europe and TXU Australia, are recognized when the related transaction is completed. TXU Corp., through its energy marketing subsidiaries, TXU Energy Trading Company, TXU Europe Energy Trading Limited and TXU Australia, enters into a variety of transactions, involving physical commodity and derivative instruments. TXU Corp. uses the mark-to-market method of accounting for trading activities. (See Note 11.) See Changes in Accounting Standards below for the change in accounting for derivatives effective January 1, 2001.

     Foreign Currency Translation -- The assets and liabilities of non-US operations denominated in local currencies are translated at rates in effect at year end. Revenues and expenses are translated at average rates for the applicable periods. Generally, local currencies are considered to be the functional currency, and adjustments resulting from such translation are included in other comprehensive income (loss).

     Revenues -- Electric and gas sales revenues are recognized when services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value of electricity and gas provided from the meter reading date to the end of the month. US electric and gas revenues include billings under approved rates and adjustments under various mechanisms to recover or refund the cost of fuel and purchased power costs that are above or below the level included in base rates. (See Note 13 for a discussion of Regulations and Rates.)

     Depreciation of Property, Plant and Equipment -- Depreciation of TXU Corp.'s property, plant and equipment is generally based upon an amortization of the original cost of depreciable properties on a straight-line basis over the estimated service lives of the properties. Depreciation also includes an amount for decommissioning costs for TXU Electric's nuclear powered electric generating station (Comanche Peak), which is being accrued over the lives of the units. Consolidated depreciation as a percent of average depreciable property for TXU Corp. approximated 3.2% for 2000, 3.6% for 1999 and 3.0% for 1998. The fair value of the acquired UK power stations under capital lease is amortized to expense ratably over the remaining estimated economic lives of the power stations, which extend to 2018. The successful efforts method was used to account for UK natural gas fields prior to its sale in January 2001. Depletion was charged on a unit-of-production basis.

     Amortization of Nuclear Fuel -- The amortization of nuclear fuel in the reactors (net of regulatory disallowances) is calculated on the units-of-production method and is included in nuclear fuel expense.

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

     Earnings Per Share -- Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share include the effect of potential common shares resulting from the assumed exercise of all outstanding stock options, settlement of forward stock purchase agreements and conversion of the convertible subordinated debentures of TXU Gas for the period outstanding (converted in 1998). For the years ended December 31, 2000, 1999, and 1998; 447,827; 193,194 and 677,269 shares, respectively, were added to the average shares outstanding. For the year ended December 31, 1998, $0.9 million of after-tax interest expense was added to earnings applicable to common stock for the purpose of calculating diluted earnings per share.

     Consolidated Cash Flows -- For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

     Changes in Accounting Standards -- SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), is effective for TXU Corp. beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value.

     All derivatives within TXU Corp. have been identified pursuant to SFAS No. 133 requirements. TXU Corp. has designated, documented and assessed hedging relationships which, resulted in cash-flow hedges that require TXU Corp. to record the derivative assets or liabilities at their fair value on its balance sheet with an offset in other comprehensive income. Future hedge ineffectiveness will be recorded in earnings. Certain of TXU Corp.'s derivatives relate to its trading activities, which TXU Corp. globally accounts for on a mark-to-market basis, that are not affected by the implementation of SFAS No. 133.

     Ongoing implementation issues currently being addressed by the Derivatives Implementation Group (DIG) may affect the application of SFAS No. 133. In its normal course of business, TXU Corp. enters into commodity contracts, which include "swing" components for additional purchases or sales of the underlying commodity. These contracts are used by TXU Corp. and its customers to provide some of their commodity requirements. TXU Corp. has evaluated these contracts and determined that they qualify for the normal purchases and sales exception provided by SFAS No. 133. In October 2000, the DIG reached a tentative conclusion that option contracts, which could potentially include these commodity "swing" contracts, do not qualify for such exception. If the FASB approves this tentative conclusion, these contracts would be required to be accounted for as derivatives. DIG conclusions are required to be prospectively applied only after FASB approval.

     Adoption of this accounting standard as of January 1, 2001 resulted in the recognition of $270 million of derivative assets and $393 million of derivative liabilities with a cumulative effect of $85 million after-tax as a decrease to other comprehensive income. TXU Corp. is unable to determine the precise impact related to the commodity contracts discussed above until such time as the FASB has approved the tentative conclusion and TXU Corp. has had time to evaluate the effect. TXU Corp. estimates that the tentative conclusion would increase other comprehensive income at January 1, 2001 by $22 million after-tax.

     There are a number of other issues pending before the DIG that may have an impact on the application of this statement. Management is unable to predict the outcome of these issues.

     SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", is effective for TXU Corp. for transfers on or after April 1, 2001. SFAS No. 140 replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. TXU Corp. is currently evaluating the impact the adoption of this standard will have on its sale of receivables program. SFAS No. 140 requires TXU Corp. to provide certain disclosures about securitizations in the financial statements at December 31, 2000. These disclosures have been incorporated.

3. ACCOUNTING IMPACT OF THE RESTRUCTURING OF THE ELECTRIC UTILITY INDUSTRY IN TEXAS

     Legislation was passed during the 1999 session of the Texas Legislature that will restructure the electric utility industry in Texas (1999 Restructuring Legislation). Among other matters, the 1999 Restructuring Legislation provides that earnings in excess of a regulatory earnings cap, as defined, be used as mitigation (reduction) to the cost of nuclear production assets (see Note 13); authorizes competition in the retail and generation markets for electricity beginning January 1, 2002; provides for the recovery of generation-related regulatory assets, generation-related and purchased power-related costs that are in excess of market value (stranded costs); requires reductions in nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions; requires a rate freeze, excluding cost of fuel, for all retail customers until January 1, 2002 and certain rate reductions for residential and small commercial customers for up to five years thereafter; and sets certain limits on capacity owned and controlled by power generation companies. By September 1, 2000, each electric utility was required to separate from its regulated activities its customer energy services business activities that are otherwise already widely available in the competitive market. By January 1, 2002, each electric utility must separate (unbundle) its business into the following units: a power generation company, a retail electric provider (REP) and a T&D company or separate T&D companies. A power generation company generates electricity that is intended to be sold at wholesale. In general, a power generation company may not own a transmission or distribution facility and may not have a certificated service area. REP sells electric energy to retail customers and may not own or operate generation assets.

     Accounting Impact of the Restructuring -- Regulatory Assets and
                                               ---------------------
Liabilities --The financial statements of TXU Electric reflect regulatory assets
-----------
and liabilities under cost-based rate regulation in accordance with SFAS No. 71. As a result of the 1999 Restructuring Legislation, the electricity generation portion of TXU Electric's business no longer meets the criteria to apply regulatory accounting principles. Accordingly, application of SFAS No. 71 to the generation portion of TXU Electric's business was discontinued as of June 30, 1999. TXU Electric's T&D operations continue to meet the criteria for recognition of regulatory assets and liabilities. The 1999 Restructuring Legislation provides for the recovery of net generation-related regulatory assets existing at December 31, 1998. Such generation-related regulatory assets will be amortized as recovered through the distribution portion of the business (See Note 13). In addition, fuel costs will be fully recoverable, subject to regulatory review, during the transition period that extends to January 1, 2002. As a result, management believes the economic benefit of all net regulatory assets related to the generation business will be recovered.

     Generation Production Assets -- TXU Electric anticipates that a portion of
     ----------------------------
the cost of its generation production assets and power purchase contracts may be identified as stranded costs under the 1999 Restructuring Legislation and become subject to a future quantification of the economic value of such assets in 2004. The 1999 Restructuring Legislation provides that 100% of such stranded costs will be recovered from customers. In 1999, TXU Electric performed an impairment analysis of generation assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires a company to forecast future net cash flows from operating the asset, on an undiscounted basis excluding carrying costs, and to compare the sum of those cash flows with the net carrying value of the asset. Under this test, if the undiscounted net cash flows exceed the net carrying value, no impairment exists for accounting purposes. TXU Electric forecasted the net cash flows of its generating assets and determined that the undiscounted net cash flows exceeded the net carrying value of those plants. Accordingly, for accounting purposes, there is no impairment. Generation-related plant assets at December 31, 2000 were approximately $9.5 billion, net of accumulated depreciation. See Notes 13 and 16 for further details concerning mitigation impacts.

     Investment Tax Credits -- TXU Electric has unamortized deferred investment
     ----------------------
tax credits (ITCs) of approximately $410 million applicable to its generation business. The unamortized ITCs are temporary differences for which a deferred income tax asset and a related regulatory liability have been recorded. It is uncertain under applicable regulations whether, and to what extent, the customers will ultimately benefit from the unamortized ITCs and/or the related regulatory liability. Upon final determination by the PUC, TXU Electric expects that the amount of unamortized ITCs not applicable to customers will be amortized over the remaining life of the generation plants. Also, upon final determination by the PUC, TXU Electric expects that the regulatory liability related to the ITCs that is not applicable to customers will be written off as an extraordinary credit to income.

4.   SHORT-TERM FINANCING

     At December 31, 2000, TXU Corp. had outstanding short-term borrowings consisting of commercial paper of $1,906 million and bank borrowings of $1,266 million. During the years 2000 and 1999, TXU Corp.'s average amounts outstanding for short-term borrowings were $3,451 million and $3,732 million, respectively. Weighted average interest rates on short-term borrowings were 6.97% and 6.04% at December 31, 2000 and 1999, respectively.

     At December 31, 2000, TXU Corp., TXU Electric and TXU Gas Company had joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. At December 31, 2000, TXU Corp. had no borrowings outstanding under these facilities. The US Credit Agreements were amended in February 2001 and have two facilities. Facility A provides for short-term borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates in February 2002. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates in February 2005. Facility B also provides for the issuance of up to $500 million of letters of credit. Letters of credit outstanding under the agreement totaled $224 million at December 31, 2000. TXU Electric's and TXU Gas' borrowings under both facilities are limited to an aggregate amount outstanding at any one time of $2 billion and $650 million, respectively.

     As of December 31, 2000, TXU Europe had several short-term facilities with commercial banks which provide for borrowings in various currency denominations and at current interest rates generally based on LIBOR. These facilities expire between 2001 and 2003, including a new 364-day facility which began in August 2000. One of these facilities, Eastern Electricity's separate revolving credit short-term facility, was reduced in 2000 to a (pound)150 million ($224 million) limit. At December 31, 2000, outstanding borrowings under these short-term facilities consisted of (Euro)506 million ($477 million) at 5.8%, 1.3 billion Czech koruna ($34 million) at 6.08% and (pound)150 million ($224 million) at 6.28%. These amounts are included in bank borrowings on the balance sheet. On January 8, 2001, TXU Europe borrowed an additional (Euro)182 million ($174 million) under the 364-day revolving credit facility and on January 22, 2001 the (pound)150 million ($224 million) Eastern Electricity revolving credit balance was repaid.

     TXU Europe has a facility with a third party whereby it may borrow up to (pound)275 million, collateralized by future receivables of Eastern Electricity through a short term note issue arrangement. At December 31, 2000, borrowings of (pound)5 million ($7 million) were outstanding under this facility which, is included in bank borrowings on the balance sheet. These borrowings bear interest at 6.02% at December 31, 2000. The program has an overall limit of (pound)550 million, including a (pound)300 million sale of receivables program (see Note
16).

     TXU Australia bank borrowings at December 31, 2000 included A$58 million ($32 million) of working capital facilities, a A$413 million ($232 million) Subordinated Acquisition Facility related to the acquisition of TXU Australia Gas, and a A$120 million ($67 million) Senior Acquisition Facility related to the acquisition of Optima. These amounts are included in bank borrowings on the balance sheet. The interest rates on these borrowings were 7.135%, 7.568%, and 7.062%, respectively. TXU Australia is required to provide letters of credit in connection with its electricity and gas purchasing activities. Such letters of credit in effect at December 31, 2000 totaled A$70 million ($39 million). At December 31, 2000, no amounts had been drawn under these letters of credit.

5.   LONG-TERM DEBT

                                                                                            December 31,
                                                                                      ---------------------
                                                                                         2000          1999
                                                                                         ----          ----
TXU Electric:
      First mortgage bonds:
               Fixed rate (6.25% to 9.75% due 2001 to 2025).........................  $ 2,251       $ 2,254
               Floating rate (6.686% to 7.286% due 2002)............................      575            --
       Pollution control series:
           Brazos River Authority:
                Fixed rate (3.7% to 7.875% due 2021 to 2033)........................      863           863
                Taxable series (6.517% due 2023) (a)................................       89            89
                Variable rate (4.2% to 5.3% due 2022 to 2034) (b) (c)...............      467           466
           Sabine River Authority of Texas:
                Fixed rate (5.55% to 6.55% due 2021 to 2022)........................      199           199
                Variable rate (4.8% to 5.3% due 2022 to 2030) (c)...................      181           182
           Trinity River Authority of Texas:
                Variable rate (4.9% to 5.1% due 2022 to 2028) (c)...................       51            51
       Secured medium-term notes, fixed rate (6.41% to 9.7% due 2001 to 2003).......      159           315
       Debt assumed for purchase of utility plant (d)...............................      148           151
       TXU Electric floating rate debentures due 2000...............................       --           350
       TXU Electric 7.17% senior debentures due 2007................................      300           300
TXU Gas:
       TXU Gas Company remarketed reset notes due 2008 (e)..........................      125           125
       TXU Gas putable asset term securities (7.625%  due 2002).....................      200            --
       Senior notes (6.25% to 7.125% due 2003 to 2005) (f)..........................      425           425
TXU Europe:
       Bonds (6.46% to 8.86% due 2001 to 2029)......................................    1,426         1,558
       EURO medium-term note program (6.88% to 7.788% due 2001 to 2035).............    1,010            --
       Senior notes (6.15% to 7.55% due 2002 to 2009) (g)...........................    2,000         1,988
       Rent factoring agreement (weighted average rate of 7.35% due 2001)...........      284           692
       Capital leases (See Note 14).................................................      876           972
       Sterling credit facilities (h)...............................................    1,451         1,596
       Other long-term debt.........................................................      694           611
TXU Australia:
       Medium-term notes (6.635% to 7.163% due 2003 to 2007) (i)....................      283            --
       Senior notes (6.75%  to 7.25% due 2006 and  2016) (i)........................      271           315
       Credit facilities (7.15% due 2001 and 7.52% due 2002) (i)....................      704           944
TXU Corp. and other subsidiaries:
       Senior notes:
           TXU Corp. (6.2% to 7.698% due 2001 to 2008)..............................    1,425         1,550
           Various subsidiaries (6.875% to 22.855% due 2001 to 2010)................      323           565
       TXU Corp. equity-linked securities (6.37% to 6.50% due 2003 and 2004) (j)....      700           700
       TXU Corp. 5.94% mandatory putable/remarketable securities (k)................      375           375
       TXU Corp. notes (6% due 2001 to 2004) (see note 16)..........................      336            --
Unamortized premium and discount and fair value adjustments.........................      (16)          (23)
                                                                                      -------       -------
                  Total long-term debt..............................................   18,175        17,613
Less amounts due currently..........................................................    2,894         1,288
                                                                                     --------       -------
                  Total long-term debt, less amounts due currently..................  $15,281       $16,325
                                                                                      =======       =======

_____________________
(a) Interest rates in effect at December 31, 2000 are presented. Taxable pollution control series are in a flexible rate mode. Series 1993 bonds due 2023 will be remarketed for periods of less than 270 days and are secured by an irrevocable letter of credit with a maturity in excess of one year.
(b) Interest rates in effect at December 31, 2000 are presented. These series are in a flexible mode with varying interest rates and, while in such mode, will be remarketed for periods of less than 270 days and are secured by irrevocable letters of credit with maturities in excess of one year.
(c) Interest rates in effect at December 31, 2000 are presented. These series are in a daily or multiannual mode with varying interest rates and are supported by either municipal bond insurance policies and standby bond purchase agreements or are secured by irrevocable letters of credit with maturities in excess of one year.
(d) In 1990, TXU Electric purchased the ownership interest in Comanche Peak of Tex-La Electric Cooperative of Texas, Inc. (Tex-La) and assumed debt of Tex-La payable over approximately 32 years. The assumption is secured by a mortgage on the acquired interest.
(e) In July 1998, the interest rate was reset to a fixed rate of 6.56% payable until July 1, 2005.
(f) Interest rate swaps effectively fix the rate on two series of floating rate senior notes maturing in 2001. One swap converts the interest rate to a fixed rate of 6.725% on the $425 million series and three swaps convert the interest rate to a weighted average rate of 6.447% on the $500 million series.
(g) TXU Europe has various interest rate and currency swaps in effect with an aggregate notional amount of $1.5 billion ((pound)921 million) that effectively convert fixed rate Senior Notes payable in US dollars to a fixed rate debt payable in pounds sterling. These swaps mature on the dates of the underlying notes and have a weighted average fixed pay rate of 6.61% plus a margin.
(h) Represents a Sterling Credit Agreement, which consists of a term loan of $1.1 billion with an interest rate of 6.815% and two drawings under the Tranche B Revolver in the total amount of $331 million with interest rates ranging from 5.80% to 8.10% at December 31, 2000. Interest rate swaps in place at December 31, 2000 convert a portion of the borrowings under the Sterling Credit Agreement to fixed rates, with notional amounts of (pound)400 million ($597 million) maturing 2003 at an average rate of 6.71% and (pound)400 million ($597 million) maturing in 2008 at an average rate of 6.45%.
(i) At December 31, 2000, TXU Australia had interest rate swaps denominated in Australian dollars with an aggregate notional amount of A$2.0 billion ($1.1 billion) to swap floating rate interest to fixed rates at a weighted average fixed rate of 6.70%. In addition, TXU Australia had interest rate swaps denominated in US dollars with notional amounts of $250 million maturing in 2006 and $100 million maturing in 2016 to swap fixed rate interest to floating rates which, was 7.18% at December 31, 2000.
(j) Equity-linked securities consist of senior notes initially sold with purchase contracts under which the holder will purchase from TXU Corp. on settlement dates in 2001 and 2002, a number of its shares of common stock equal to a specified rate (based on a formula using the market price of TXU Corp.'s common stock). TXU Corp. has 50 million authorized shares of serial preference stock having a par value of $25 per share, none of which has been issued.
(k) The notes are mandatorily putable to a dealer for remarketing on October 15, 2001. TXU Corp. will be required to repurchase the notes in the event they are not remarketed.

     The pollution control series variable rate debt of TXU Electric requires periodic remarketing. Because TXU Electric intends to remarket these obligations, and has the ability and intent to refinance if necessary, they have been classified as long-term debt.

     On October 17, 2000, TXU Gas issued $200 million aggregate principal amount of Putable Asset Term Securities due October 15, 2012. The securities have a fixed rate of 7-5/8% from the date of issuance through October 14, 2002. TXU Gas also assigned to a third party the right to call the securities. On October 15, 2002, the securities will be either mandatorily tendered to and purchased by the callholder or mandatorily redeemed by TXU Gas. If the callholder chooses to purchase the securities, TXU Gas may elect to have the securities remarketed for a floating rate period of up to one year, in which case the callholder must purchase the securities at the end of the floating rate period. If the callholder exercises its right to call the securities on October 15, 2002, or at the end of the floating rate period, the securities will be remarketed at a fixed rate for a ten year period. If the callholder does not purchase the securities on October 15, 2002, TXU Gas will be required to redeem all of the securities for 100% of the aggregate principal amount outstanding plus accrued interest.

     On December 20, 2000, TXU Electric issued $575 million aggregate principal amount of Floating Rate First Mortgage Bonds due December 20, 2002 in two series: $150 million in Series A and $425 million in Series B. The interest rate on both series is based on LIBOR plus a margin and will be reset quarterly. The initial rate on series A is 6.686% and on Series B is 7.286%. On or after June 20, 2001, TXU Electric may redeem the securities, at its option, on the 20th day of any calendar month prior to the maturity of these securities, at a redemption price equal to the principal amount of these securities plus accrued and unpaid interest. TXU Electric's first mortgage bonds are secured by a mortgage and deed of trust with a major financial institution. Electric plant of TXU Electric is generally subject to the lien of its mortgage.

     Europe -- At December 31, 2000, TXU Europe has a (euro)2.0 billion Euro
     ------
Medium Term Note (EMTN) program, under which TXU Europe may from time to time issue notes in various currencies. On November 30, 2000, a financing subsidiary of TXU Europe issued (pound)301 million ($450 million) of 35 Put 5 Resettable Notes due 2035 (Resettable Notes) under the EMTN program. The net proceeds were used to pay down (pound)50 million of EMTN Notes due 2007 with the remainder being held at year end December 31, 2000, to finance the repayment of the rent factoring agreement in January 2001 and for other corporate purposes. The initial interest rate on the Resettable Notes, up to the first reset date of November 30, 2005, is 7.7875%. The issuer of the Resettable Notes has a call option to repurchase the Resettable Notes at par on November 30, 2005. This call option has been assigned to commercial banks for a consideration of approximately (pound)5 million per annum for five years. The Resettable Notes also include a put option that is exercisable at 5 years by the holder and a reset feature that permits the holder to remarket the Resettable Notes at a different interest rate if the put is not exercised. On the reset date, the new interest rate will be determined in accordance with the terms of the Resettable Notes for the next 6 to 20 years. The Resettable Notes can be redeemed at principal plus accrued interest on November 30, 2005. As of December 31, 2000, there was also (pound)275 million ($411 million) in 7.25% Sterling Eurobonds due March 8, 2030 and (pound)100 million ($149 million) of 6.88% EMTN Notes due September 4, 2001 outstanding under the EMTN program. Proceeds from these borrowings were used for a variety of corporate purposes.

     On January 8, 2001, in connection with the financial closing of the acquisition of Kiel AG, TXU Europe borrowed an additional (euro)229 million ($219 million) at 5.54% per annum consisting of (euro)47 million ($45 million) under the sterling credit facility and (euro)182 million ($174 million) under the short-term 364-day facility (see note 4). An additional Norwegian kroner
(NOK) 50 million ($6 million) was borrowed under the sterling credit facility on January 15, 2001.

     Australia -- In February 2000, TXU Australia restructured its senior bank
     ---------
debt. The terms of all senior bank debt previously borrowed by TXU Australia and TXU Australia Electricity were renegotiated and maturity dates extended, so that all senior bank debt now ranks equally to senior debt of TXU Australia.

     At December 31, 2000, TXU Australia had A$505 million ($283 million) medium-term notes on which payments were issued under a policy issued by MBIA Insurance Corporation. The medium-term notes have three tranches consisting of fixed and variable rates due from October 2003 to September 2007. Proceeds for the issuance were used to repay a syndicated loan facility and senior acquisition facility.

     Sinking fund and maturity requirements for the years 2001 through 2005 under long-term debt instruments in effect at December 31, 2000, were as follows:

          Year
          ----
          2001.............................................     $2,894
          2002.............................................      2,246
          2003.............................................      2,506
          2004.............................................      1,611
          2005.............................................      1,617

6. TXU CORP. OR SUBSIDIARY OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUSTS, EACH HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF TXU CORP. OR RELATED SUBSIDIARY (TRUST SECURITIES)

      Statutory business trusts have been established as wholly-owned financing subsidiaries (Trusts) of TXU Corp., TXU Electric and TXU Gas (parent companies) for the purposes, in each case, of issuing trust securities and holding Junior Subordinated Debentures issued by the Trust's parent company (Debentures). TXU Corp. Capital I and II and TXU Electric Capital I and III Trust Securities have a liquidation preference of $25 per unit, and TXU Electric Capital IV and V and TXU Gas Capital I Trust Securities have a liquidation preference of $1,000 per unit. The only assets of each Trust are Debentures of its parent company having a principal amount set forth under "Trust Assets" in the table below. The interest on Trust assets matches the distributions on the Trust Securities. Each Trust uses interest payments received on the Debentures it holds to make cash distributions on the Trust Securities it has issued.

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

      The statutory business trust subsidiaries of TXU Corp., TXU Electric and TXU Gas had Trust Securities outstanding and Trust Assets as follows at December 31:

                                                 Trust Securities                               Trust Assets           Maturity
                              --------------------------------------------------------   --------------------------   ---------
                                   Units (000's)                    Amount                         Amount
                              -------------------------   ----------------------------   ---------------------------

                              2000      1999     1998      2000       1999     1998      2000      1999      1998
                              ----      ----     ----      ----       ----     ----      ----      ----      ----
TXU Corp.
---------

TXU Corp. Capital I
    (7.25% Series) .......     9,200     9,200     9,200   $   223   $   223   $   223   $   237   $   237   $   237     2029
TXU Corp. Capital II
    (8.7% Series) ........     6,000     6,000       --        145       145      --         155       155        --     2034
                               -----     -----     -----    ------    ------    ------    ------   -------   -------
        Total TXU Corp. ..    15,200    15,200     9,200       368       368       223       392       392       237
                               -----     -----     -----    ------    ------    ------    ------   -------   -------

TXU Electric
------------

TXU Electric Capital I
    (8.25% Series) .......     5,871     5,871     5,871       141       141       141       155       155       155     2030
TXU Electric Capital III
    (8.00% Series) .......     8,000     8,000     8,000       194       194       194       206       206       206     2035
TXU Electric Capital IV
   (Floating Rate Trust
   Securities)(a) ........       100       100       100        98        97        96       103       103       103     2037
 TXU Electric Capital
V (8.175% Series) ........       400       400       400       396       392       392       412       412       412     2037
                              ------    ------    ------    ------    ------    ------    ------   -------   -------
        Total TXU Electric    14,371    14,371    14,371       829       824       823       876       876       876
                              ------    ------    ------    ------    ------    ------    ------   -------   -------

TXU Gas
-------
TXU Gas Capital I
 (Floating Rate Trust
 Securities)(b) ..........       150       150       150       147       147       146       155       155       155     2028

                              ------   -------   -------   -------   -------   -------   -------   -------    ------
       Total .............    29,721    29,721    23,721   $ 1,344   $ 1,339   $ 1,192   $ 1,423     1,423     1,268
                              ======   =======   =======   =======   =======   =======   =======   =======    ======


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

7.   PREFERRED STOCK AND SECURITIES OF SUBSIDIARIES OF TXU CORP.

PREFERRED STOCK--

                                      Shares Outstanding            Amount        Redemption Price Per Share
Dividend Rate                            December 31,            December 31,         December 31, 2000
-------------                            ------------           -------------         -----------------
                                       2000       1999          2000     1999
                                       ----       ----          ----     ----
                                             Thousands of Shares
Not Subject to Mandatory Redemption:
TXU Electric (a):
----------------

$4.00 to $5.08 series...........        379        379         $   38    $   38         $101.79 to $112.00
 7.98 series....................        261        261             26        26                  (c)
 7.50 series (b)................        308        308             30        30                  (c)
 7.22 series (b)................        221        221             21        21                  (c)
                                                               ------    ------
        Total...................                                  115       115
                                                               ------    ------

TXU Gas (entitled upon liquidation to stated value per share; authorized 2,000,000 shares)
-----------------------------------------------------------------------------------------
Adjustable Rate Preferred Stock:

  Series F (d)..................         75         75             75        75         $1,000.00
                                                               ------    ------
         Total..................                               $  190    $  190
                                                               ======    ======


Subject to Mandatory Redemption:
TXU Electric (a) (e):
--------------------

$6.98 series....................        107        107         $   11    $   11                  (c)
 6.375 series...................        100        100             10        10                  (c)
                                                               ------    ------
      Total.....................                               $   21    $   21
                                                               ======    ======

________________________________
(a) Cumulative, without par value, entitled upon liquidation to $100 per share; total authorized shares of preferred stock 17,000,000.
(b) The preferred stock series is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share represents one quarter of a share of underlying preferred stock.
(c)  Preferred stock series is not redeemable at December 31, 2000.
(d) Stated value $1,000 per share. The preferred stock series is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share represents one-fortieth of a share for ($25 per share). Dividend rates are determined quarterly, in advance, based on certain US Treasury rates. At December 31, 2000, the Series F bears a dividend rate of 5.2635%.
(e) TXU Electric is required to redeem at a price of $100 per share plus accumulated dividends a specified minimum number of shares annually or semi-annually on the initial/next dates shown below. These redeemable shares may be called, purchased or otherwise acquired. Certain issues may not be redeemed at the option of TXU Electric prior to 2003. TXU Electric may annually call for redemption, at its option, an aggregate of up to twice the number of shares shown below for each series at a price of $100 per share plus accumulated dividends.

                            Minimum Redeemable       Initial/Next Date of
              Series              Shares             Mandatory Redemption
              -----------------------------------   ----------------------
              $  6.980        50,000 annually            July 1, 2003
                 6.375        50,000 annually           October 1, 2003

     The carrying value of preferred stock subject to mandatory redemption is being increased periodically to equal the redemption amounts at the mandatory redemption dates with a corresponding increase in preferred stock dividends.

     Preferred Securities of Subsidiary Perpetual Trust of TXU Europe -- In March 2000, TXU Europe Capital I, a statutory business trust established as a financing subsidiary for TXU Europe, issued to investors $150 million of 9 3/4% Trust Originated Preferred Securities (Preferred Trust Securities), in 6,000,000 units. The proceeds from this issuance were invested in Preferred Partnership Securities issued by TXU Europe Funding I, L.P., a limited partnership of which TXU Europe is the general partner. The Preferred Trust

Securities have a liquidation preference of $25 per unit. The only assets of the trust are the Preferred Partnership Securities. The Trust has a perpetual existence, subject to certain termination events as provided in its Amended and Restated Trust Agreement. The Preferred Trust Securities are subject to mandatory redemption upon payment of the Preferred Partnership Securities which may be redeemed at the option of TXU Europe, in whole, or in part, at any time on or after March 2, 2005. TXU Europe has issued certain limited guarantees of the Preferred Trust Securities, the Preferred Partnership Securities and the junior subordinated debentures held by TXU Europe Funding I, L.P. The trust uses distributions it receives on the Preferred Partnership Securities to make cash distributions on the Preferred Trust Securities.

8.   SHAREHOLDERS' EQUITY

     Common Stock Equity

     TXU Corp. has a Direct Stock Purchase and Dividend Reinvestment Plan
(DRIP), an Employee's Thrift Plan of the Texas Utilities Company System (Thrift
Plan) and an Employee Stock Purchase and Savings Plan of ENSERCH (EN$AVE). During the last three years, most of the requirements under the DRIP, Thrift Plan and EN$AVE plans have been met through open market purchases of TXU Corp.'s common stock. In 1998, approximately $8 million in common stock of TXU Corp. was issued to the plans. No amounts of common stock were issued to the plans in 2000 and 1999.

     At December 31, 2000, the Thrift Plan had an obligation of $247 million outstanding in the form of a note, which TXU Corp. purchased from the original third-party lender in April 1990 and recorded as a reduction to common equity. At December 31, 2000, the Thrift Plan trustee held 4,654,625 shares of common stock (LESOP Shares) of TXU Corp. valued at $44.31 per share, under the leveraged employee stock ownership provision of the Thrift Plan. LESOP Shares are held by the trustee until allocated to Thrift Plan participants when required to meet TXU Corp.'s obligations under terms of the Thrift Plan. The Thrift Plan uses dividends on the LESOP Shares held and contributions from TXU Corp., if required, to repay interest and principal on the note. Common stock equity increases at such time as LESOP Shares are allocated to participants' accounts although shares of common stock outstanding include unallocated LESOP Shares held by the trustee. Allocations to participants' accounts increased common stock equity by $9 million in 2000 and $8 million in 1999 and 1998.

     The Long-Term Incentive Compensation Plan is a comprehensive, stock-based incentive compensation plan, providing for discretionary awards (Awards) of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, bonus stock and other stock-based awards. The maximum number of shares of common stock for which Awards may be granted under the plan is 2,500,000. During 2000, 1999 and 1998, the Board of Directors authorized the award of 332,895, 208,200 and 68,000 shares, respectively, of restricted common stock, which were issued subject to performance and vesting requirements over a three- to five-year period.

     TXU Europe offers a Long-Term Incentive Plan, a Sharesave and a Loyalty Award Plan to eligible UK-based employees. TXU Corp. applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its employee share plans. TXU Corp.'s compensation costs recorded for these plans were $12 million, $15 million and $3 million in 2000, 1999 and 1998, respectively. Had compensation costs been determined based on SFAS No. 123, there would have been no significant difference in the compensation expense recognized.

     Effective with the merger of TXU Gas with TXU Corp., outstanding options for TXU Gas common stock were exchanged for options for 532,913 shares of TXU Corp.'s common stock exercisable at prices ranging from $7.03 to $37.71 per share, and TXU Gas was precluded from awarding further options. The estimated fair value of these options of $3.2 million was accounted for as a part of the cost of the acquisition. At December 31, 2000, 199,370 of these options remained outstanding and exercisable.

     At December 31, 2000, 30,252,783 shares of the authorized but unissued common stock of TXU Corp. were reserved for issuance and sale pursuant to the above plans, for equity-linked securities and for other purposes.

     During 2000, TXU Corp. repurchased approximately 18.6 million shares of its common stock for $596 million. The cost of the repurchased shares, to the extent it exceeded the average contributed capital per share, has been charged to retained earnings.

     At December 31, 2000, TXU Corp. had two equity purchase agreements with separate financial institutions to purchase shares of TXU Corp.'s common stock. The timing and amount of these purchases are made at the direction of management. The repurchase price is the weighted average price per share the financial institutions paid plus commissions and interest less dividends. The contracts are recorded in temporary equity at the maximum cash settlement amount required to physically settle the contracts. TXU Corp. expects to unwind these contracts in 2001, which would have no effect on earnings.

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

     In connection with the Pinnacle Transactions, TXU Corp. issued 810,000 shares of its Mandatorily Convertible Single Reset Preference Stock, Series C (Series C Preference Stock) to Pinnacle One Share Trust, a consolidated trust (Share Trust). The Series C Preference Stock has a liquidation preference of $1,000 per share. In certain circumstances, the Share Trust could be required to sell some or all of the Series C Preference Stock or TXU Corp. could be required to issue new common stock to the Share Trust which the Share Trust could be required to sell. The proceeds of these sales, or remarketings, would be used to repay obligations of Pinnacle. Remarketing of the Series C Preference Stock or any new TXU Corp. common stock issued to the Share Trust could occur in the event of a default by Pinnacle in connection with its senior notes or a significant market decline in TXU Corp.'s common stock coupled with a decline in the credit ratings for TXU Corp.'s unsecured, senior long-term obligations. The Series C Preference Stock held by the Share Trust does not currently accrue dividends. In the event there is a remarketing of the Series C Preference Stock, the dividend rate and conversion rate will be reset based on the current yield and market price of TXU Corp.'s common stock at the time of remarketing.

     Shareholders Rights Plan -- In February 1999, the Board of Directors adopted a shareholder rights plan pursuant to which shareholders were granted rights to purchase one one-hundredth of a share of Series A Preference Stock (Rights) for each share of TXU Corp.'s common stock held.

     In the event that any person acquires more than 15% of TXU Corp.'s outstanding common stock, the Rights become exercisable, entitling each holder (other than the acquiring person or group) to purchase that number of shares of securities or other property of TXU Corp. having a market value equal to two times the exercise price of the Rights. If TXU Corp. were acquired in a merger or other business combination, each Right would entitle its holder to purchase a number of the acquiring company's common shares having a market value of two times the exercise price of the Right. In either case, TXU Corp.'s Board of Directors may choose to redeem the Rights before they become exercisable. TXU Corp.'s Board declared a dividend of one Right for each outstanding share of Common Stock. Rights were distributed to shareholders of record on March 1, 1999.

9.   INCOME TAXES

     The components of TXU Corp.'s provisions for income taxes are as follows:

                                                    Year Ended December 31,
                                                 -----------------------------

                                                    2000       1999       1998
                                                    ----       ----       ----

     Current:
          US Federal..........................      $153        $110       $174
          State...............................        18          17         29
          Non-US..............................       (45)         19         72
                                                    ----        ----       ----
               Total..........................       126         146        275
                                                    ----        ----       ----
      Deferred:
          US Federal..........................       129         170        208
          State...............................       (19)         18          1
          Non-US..............................       124         138         65
                                                    ----        ----       ----
               Total..........................       234         326        274
                                                    ----        ----       ----
     Investment tax credits...................       (23)        (23)       (23)
                                                    ----        ----       ----
               Total..........................      $337        $449       $526
                                                    ====        ====       ====

     Reconciliation of income taxes computed at the US federal statutory rate to provision for income taxes:

                                                                                    Year Ended December 31,
                                                                                    -----------------------
                                                                                   2000        1999      1998
                                                                                   ----        ----      ----
Income before income taxes:
      Domestic..........................................................        $   925      $1,016    $  951
      Non-US............................................................            328         418       315
                                                                                -------      ------   -------

            Total.......................................................          1,253       1,434     1,266
      Preferred stock dividends of subsidiaries.........................             14          14        16
                                                                                -------      ------   -------
      Income before preferred stock dividends of subsidiaries...........        $ 1,267      $1,448    $1,282
                                                                                =======      ======    ======


Income taxes at the US federal statutory rate of 35%....................        $   444      $  507    $  449

      Depletion allowance...............................................            (24)        (25)      (24)
      Amortization of investment tax credits............................            (23)        (23)      (23)
      Amortization of tax rate difference...............................             (9)         (7)       (5)
      Allowance for funds used during construction .....................             (3)         (2)       (2)
      Amortization of prior flow-through amounts........................              5           2        66
      State income taxes, net of federal tax benefit....................             (1)         22        19
      Amortization of goodwill..........................................             59          55        43
      Foreign tax credit................................................            (23)        (31)       --
      Foreign tax rate differences......................................            (14)        (21)      (10)
      Valuation allowance reversal......................................             --         (10)       --
      Resolution of prior year taxes....................................            (29)         (9)       --
      Effect of foreign tax rate changes................................            (11)         (3)      (13)
      Other.............................................................            (34)         (6)       26
                                                                                -------      ------    ------
Provision for income taxes..............................................        $   337      $  449    $  526
                                                                                =======      ======    ======

Effective tax rate (on income before preferred stock dividends of
      subsidiaries).....................................................             27%         31%       41%

     TXU Corp. had net tax benefits from LESOP dividend deductions of $4.0 million, $4.1 million and $3.7 million in 2000, 1999 and 1998, respectively, which were credited directly to retained earnings.

 The components of TXU Corp.'s deferred tax assets and deferred tax liabilities are as follows:

                                                                             December 31,
                                                 -------------------------------------------------------------------------
                                                               2000                                      1999
                                                 -------------------------------------------------------------------------
                                                   Total    Current      Noncurrent        Total      Current   Noncurrent
                                                   -----    -------      ----------        -----      -------   ----------
Deferred Tax Assets
    Unbilled revenues.....................       $    45     $   45      $    --       $    31      $   31      $   --
    Unamortized investment tax credits....           269         --          269           280          --         280
    Impairment of assets..................            76         --           76            76          --          76
    Regulatory disallowance...............           107         --          107           120          --         120
    Alternative minimum tax...............           608         --          608           639          --         639
    Tax rate differences..................            66         --           66            72          --          72
    Employee benefits....................            212          8          204           212          17         195
    Net operating loss carryforwards.....             89         15           74           109          14          95
    Mitigation and redirected depreciation           246         --          246            66          --          66
    Foreign tax loss carryforwards.......            157         --          157           119          --         119
    Deferred benefits of state income taxes          190          6          184           194           5         189
    Leased assets.........................           361         --          361           506          --         506
    Valuation allowance...................          (239)        --         (239)         (262)         --        (262)
    Other.................................           441         26          415           300          15         285
    Deferred state income taxes...........            74         --           74            68           2          66
                                                  ------     ------      -------       -------        ----      ------
          Total..........................          2,702        100        2,602         2,530          84       2,446
                                                  ------     ------      -------       -------        ----      ------

Deferred Tax Liabilities
    Depreciation differences and capitalized
        construction costs................         4,886         --        4,886         4,943          --       4,943
    Over/(under)-recovered fuel revenue...           295        295           --            14          14          --
    Redemption of long-term debt..........           133         --          133           136          --         136
    Sale of partnership...................            --         --           --            92          92          --
    Recoverable redirected depreciation...           123         --          123            51          --          51
    Deferred charges for state income taxes           21         --           21            26          --          26
    Unbilled income.......................            22         22           --            27          27          --
    Leased assets.........................           430         --          430           488          --         488
    Other.................................           491          2          489           373           9         364
    Deferred state income taxes...........           362         21          341           374          --         374
                                                 -------     ------      -------       --------       ----      ------
          Total...........................         6,763        340        6,423         6,524         142       6,382
                                                 -------     ------      -------       -------        ----      ------
    Net Deferred Tax Liability............       $ 4,061     $  240      $ 3,821       $ 3,994        $ 58      $3,936
                                                 =======     ======      =======       =======        ====      ======

                                                                                  December 31,
                                                ----------------------------------------------------------------------------------
                                                             2000                                     1999
                                                -------------------------------------  -------------------------------------------
                                                    Net          Net           Net             Net        Net          Net
                                                  Current      Current      Noncurrent      Current     Current     Noncurrent
                                                   Asset      Liability     Liability        Asset     Liability     Liability
                                                   -----      ---------     ---------        -----     ---------     ---------
Summary of Deferred Income Taxes
    US Federal............................         $ --            $215         $2,759        $ --          $ 42        $2,887
    State.................................           --              21            268           2            --           309
    United Kingdom........................           --              --            698          --            --           660
    Australia.............................           --               4             96          --            11            80
    Mexico................................           --              --             --          --             7             --
                                                  -----           -----       --------       -----        ------       --------

         Total............................         $ --            $240         $3,821      $    2          $ 60        $3,936
                                                   ====            ====         ======      ======          ====        ======

      At December 31, 2000, TXU Corp. had $608 million of alternative minimum tax credit carryforwards available to offset future tax payments. At December 31, 2000, TXU Gas had pre-merger net operating loss (NOL) carryforwards of $277 million that begin to expire in 2003. The NOL's can be used to offset future taxable income of TXU Corp. Due to a 1999 change in Internal Revenue Service
(IRS) regulations, TXU Corp. fully expects to utilize all such NOL's prior to their expiration date. Accordingly, a $10 million deferred tax asset valuation allowance recorded in 1998 was reversed in 1999. TXU Corp. utilized $42 million of NOL's in 2000. At December 31, 2000, TXU Australia had $392 million and TXU Europe had $115 million of tax loss carryforwards that can be used to offset future taxable income in their respective jurisdictions. Such tax loss carryforwards do not have expiration dates. TXU Europe has recorded a valuation allowance of $239 million against the deferred tax assets related to leased assets.

      TXU Corp.'s income tax returns are subject to audit by applicable tax authorities. In management's opinion, an adequate provision has been made for any future taxes that may be owed as a result of any audits. To the extent that adjustments to income tax accounts of acquired businesses for periods prior to their acquisition are required as a result of an audit, the adjustment will be added to or deducted from goodwill.

10.   RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

      Most US employees are covered by various defined benefit pension plans which provide benefits based on years of service and average earnings. In addition, most US employees are eligible for voluntary participation in either the Thrift Plan or EN$AVE. The plans are participant-directed defined contribution combination employee stock ownership and profit sharing plans under
Section 401(k) and 401(m) of the Internal Revenue Code and are subject to the provisions of the Employee Retirement Income Security Act of 1974. Under each of the plans, a participant may invest, through pre-tax salary deferrals or after-tax payroll deductions, a specified amount ranging from 1% to 16% of regular salary or wages. Employer matching contributions as a percentage of participant contributions, up to 6% of base pay, are at a rate of 40%, 50% or 60% depending on length of service. Contributions to the Thrift Plan and EN$AVE aggregated $15 million for 2000, 1999 and 1998.

      During 1999, certain US employees were offered and accepted early retirement and settlement options resulting in curtailment losses and settlement gains. As a portion of these costs are recoverable, an offsetting regulatory asset was recorded. Effects of the early retirement options applicable to regulated business were recorded as regulatory assets.

      TXU Europe participates in several defined benefit pension plans in the UK which cover the majority of its employees. The benefits under these plans are primarily based on years of credited service and final average compensation levels as defined under the respective plan provisions. In the UK, the majority of TXU Europe employees are members of the Electricity Supply Pension Scheme
(ESPS) which provides pensions of a defined benefit nature for employees throughout the electricity supply industry. The ESPS operates on the basis that there is no cross-subsidy between employers and the funding of TXU Europe's pension liabilities is, therefore, independent of the experience of other participating employers. The assets of the ESPS are held in a separate trustee-administered fund and consist principally of UK and European equities, UK property holdings and cash. The pension cost relating to the TXU Europe portion of the ESPS is assessed in accordance with the advice of independent qualified actuaries using the projected unit method. The benefits under these plans are primarily based on years of service and compensation levels as defined under the respective plan provisions.

      TXU Australia sponsors various pension plans covering the majority of its employees. TXU Australia's contributions to its defined contribution plans were A$2.0 million ($1.1 million), A$1.8 million ($1.2 million) and A$1.2 million ($0.7 million) for 2000, 1999, and 1998, respectively.

      The pension information presented below has been adjusted to reflect the impact of the following events in the UK during 2000: the sale of the metering business (May 2000), the acquisition of Norweb Energi (August 2000) and the related transfer of customer services personnel to Vertex (September 2000). As a result of these events there has been a significant movement of employees out of and into the pension scheme. The net effect of these curtailments and settlements was a loss of less than (pound)1 million ($1.5 million) for 2000.

      The projected benefit obligations and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $111 million and $77 million, respectively, as of December 31, 2000 and $31 million and $7 million, respectively, as of December 31, 1999.

                                                                                     2000     1999       1998
                                                                                     ----     ----       ----
Weighted-average assumptions:
Discount rate..............................................................          8.00%    8.25%      7.00%
Expected return on plan assets.............................................          9.00%    9.00%      9.00%
Rate of compensation increase..............................................          4.30%    4.30%      4.30%

                                                                                     Year Ended December 31,
                                                                                  ------------------------------
                                                                                  2000         1999       1998
                                                                                  ----         ----       ----
Components of Net Pension Costs:
Service cost...............................................................     $     60   $     70    $    53
Interest cost..............................................................          203        203        163
Expected return on assets..................................................         (269)      (252)      (205)
Amortization of unrecognized net transition asset..........................           (1)        (1)        (1)
Amortization of unrecognized prior service cost............................            6          4          4
Amortization of net gain...................................................          (21)        --         (5)
Recognized curtailment loss................................................            1         --         --
Recognized settlement gains................................................           --        (41)        --
Recognized termination benefits loss.......................................           --         60         --
Divestitures...............................................................           (2)        --         --
                                                                                --------   --------    -------
    Net periodic pension cost..............................................     $    (23)  $     43    $     9
                                                                                ========   ========    =======

Change in Pension Obligation:
Pensions obligation at beginning of year...................................     $  3,050   $  3,331
    Service cost...........................................................           60         70
    Interest cost..........................................................          203        203
    Participant contributions..............................................           15         18
    Plan amendments........................................................           22         31
    Net transfer of obligations to other plans.............................           26         (5)
    Actuarial (gain)/loss..................................................           20       (334)
    Acquisitions (divestitures)............................................          (13)        22
    Benefits paid..........................................................         (181)      (176)
    Curtailments...........................................................           (2)        10
    Settlements............................................................           --       (164)
    Special termination benefits...........................................           26         77
    Currency exchange rate changes.........................................         (133)       (33)
                                                                                --------   --------
Pension obligation at end of year..........................................     $  3,093   $  3,050
                                                                                ========   ========

Change in Plan Assets:
Fair value of assets at beginning of year..................................     $  3,852   $  3,782
    Actual return on assets................................................           53        349
    Acquisitions (divestitures)............................................          (45)        25
    Employer contributions.................................................           56         54
    Participant contributions..............................................           15         18
    Net transfer of assets to other plans..................................           30         (5)
    Benefits paid..........................................................         (178)      (175)
    Settlements............................................................           --       (159)
    Currency exchange rate changes.........................................         (155)       (37)
                                                                                --------   --------
Fair value of assets at end of year........................................     $  3,628   $  3,852
                                                                                ========   ========

Funded Status:
Pension obligation.........................................................     $ (3,093)  $ (3,050)
Fair value of assets.......................................................        3,628      3,852
Unrecognized net transition asset..........................................           (3)        (3)
Unrecognized prior service cost............................................           69         56
Unrecognized net gain......................................................         (342)      (593)
                                                                                --------   --------
Prepaid pension cost.......................................................     $    259   $    262
                                                                                ========   ========


Amounts Recognized in the Statement of Financial Position Consist of:
Prepaid pension cost.......................................................     $    383   $    413
Accrued benefit liability..................................................         (129)      (157)
Intangible asset...........................................................            1          1
Accumulated other comprehensive income.....................................            3          3
Accumulated deferred income taxes..........................................            1          2
                                                                                --------   --------
   Net amount recognized...................................................     $    259   $    262
                                                                                ========   ========

     In addition to the retirement plans, the US subsidiaries offer certain health care and life insurance benefits to substantially all of their employees and their eligible dependents at retirement. Benefits received vary in level depending on years of service and retirement dates.

                                                                                     2000              1999           1998
                                                                                    ------            ------         ------
Weighted-average assumptions:
Discount rate.......................................................                  8.00%             8.25%          7.00%
Expected return on plan assets......................................                  8.49%             8.49%          8.13%

                                                                                             Year Ended December 31,
                                                                                             -----------------------
                                                                                     2000              1999           1998
                                                                                    ------            ------         ------
Components of Net Periodic Postretirement Benefit Costs:
Service cost........................................................                $   20            $   24         $   19
Interest cost.......................................................                    49                47             42
Expected return on assets...........................................                   (15)              (12)           (10)
Amortization of unrecognized net transition obligation..............                    10                10             16
Amortization of unrecognized prior service cost.....................                     1                 2              2
Amortization of net loss............................................                    --                 5              2
Recognized curtailment loss.........................................                    --                24             --
                                                                                    ------            ------         ------
     Net postretirement benefit cost................................                $   65            $  100         $   71
                                                                                    ======            ======         ======

Change in Postretirement Benefit Obligation:
Benefit obligation at beginning of year.............................                $  620            $  702
    Service cost....................................................                    20                24
    Interest cost...................................................                    49                47
    Participant contributions.......................................                     6                 4
    Actuarial (gain)/loss...........................................                    61              (132)
    Divestitures....................................................                   (10)               --
    Benefits paid...................................................                   (51)              (44)
    Curtailments....................................................                    --                19
                                                                                    ------            ------
Benefit obligation at end of year...................................                $  695            $  620
                                                                                    ======            ======

Change in Plan Assets:
Fair value of assets at beginning of year...........................                $  177            $  145
    Actual return on assets.........................................                     2                19
    Employer contributions..........................................                    44                42
    Participant contributions.......................................                     5                 3
    Benefits paid...................................................                   (43)              (32)
                                                                                    ------            ------
Fair value of assets at end of year.................................                $  185            $  177
                                                                                    ======            ======

Funded Status:
Benefit obligation..................................................                $ (695)           $(620)
Fair value of assets................................................                   185               177
Unrecognized transition obligation..................................                   120               130
Unrecognized prior service cost.....................................                    15                16
Unrecognized net (gain)/loss........................................                    71               (4)
                                                                                    ------            ------
Accrued postretirement benefit cost.................................                $ (304)           $(301)
                                                                                    ======            ======

     The expected increase in costs of future benefits covered by the postretirement benefit plans is projected using a health care cost trend rate of 5% in 2001 and thereafter. A one percentage point increase in the assumed health care cost trend rate in each future year would increase the accumulated postretirement benefit obligation at December 31, 2000 by approximately $76 million and other postretirement benefits cost for 2000 by approximately $9.2 million.

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

     TXU Europe has entered into currency arrangements with respect to the principal and semi-annual interest payments on $500 million of bonds to swap from dollars to pounds sterling. For the principal payments, TXU Europe entered into a forward foreign currency contract to acquire $200 million and $300 million in October 2017 and October 2027, respectively, for approximately (pound)218 million ($352 million). The difference between the forward rate and spot rate at inception of the contract (a foreign currency gain of approximately (pound)92 million) is being amortized to income over the life of the contract. For interest payments on the $200 million 7.425% notes due 2017 and the $300 million 7.55% notes due 2027, the contract sets the exchange rate between pounds sterling and dollars at $1.605 and $1.6245, respectively.

     TXU Europe has entered into currency swaps that fix the principal amount and interest payments on $1.5 billion of Senior Notes to be repaid in pounds sterling at a weighted-average exchange rate between pounds sterling and US dollars at $1.629.

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

     The fair values of outstanding contracts for differences (CfDs), electricity forward agreements (EFAs) and other contracts held for non-trading purposes at December 31, 2000 were out-of-the-money (negative) (pound)589 million ($880 million) compared with in-the-money fair values (positive) of (pound)76 million ($123 million) at December 31, 1999. These values were calculated as the difference between the expected value of the CfDs, EFAs and other contracts and the current market value, based on an estimate of forward prices for the term of the CfD, EFA or other contract. The decrease in fair values from 1999 primarily reflects a decline in UK pool prices and a lengthening of the portfolio position. At December 31, 2000, the outstanding notional quantity of all electricity commodity instruments under contracts held for non-trading purposes was 358 TWh of electricity for periods to 2018. The market for the CfDs and EFAs has not been liquid to date, and there is no readily identifiable market through which the majority of CfDs or EFAs could be realized through an exchange.

     TXU Australia has entered into wholesale market contracts for most of its contestable load through the end of 2001. At December 31, 2000, these contracts cover a notional volume of approximately 0.4 million MWh.

Trading

     TXU Corp. has continued to position itself to provide comprehensive energy products and services to a diversified client base in the US, Europe and Australia. In the US, TXU Energy Trading continues to engage in risk management activities, including the purchase and sale of physical commodities, and entering into futures contracts, other forward commitments, swap agreements, exchange traded options, over-the-counter options which are net settled or physically settled, exchange-of-futures-for physical transactions, energy exchange transactions, storage activities, and other contractual arrangements. TXU Europe and TXU Australia offer price risk management services to customers through a variety of financial and other instruments including contracts for differences (swaps), virtual power stations, written options and forward contracts.

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

     The portfolio subjects the entities to a number of risks and costs associated with the future contractual commitments, including price risk, credit risk associated with counterparties, product location (basis) differentials and market liquidity. Each entity continuously monitors the valuation of identified risks and adjusts the portfolio valuation based on present market conditions. Reserves are established in recognition that certain risks exist until delivery of energy has occurred, counterparties have fulfilled their financial commitments and related financial instruments mature or are closed out. Price and credit risk are further managed through the established trading policies and limits for each trading entity which are evaluated on a daily basis.

     US -- The exposure of fixed price natural gas and electric power purchase and sale commitments, and derivative financial instruments, including options, swaps, futures and other contractual commitments, is based on a methodology that uses a five-day holding period and a 95% confidence level. The notional amounts and terms of the portfolio as of December 31, 2000 included financial instruments that provide for fixed price receipts of 1,589 trillion British thermal units equivalent (Tbtue) and fixed price payments of 2,664 Tbtue, with a maximum term of seven years. Additionally, sales and purchase commitments totaling 1,273 Tbtue, with terms extending up to seven years, are included in the portfolio as of December 31, 2000.

     Europe -- At December 31, 2000, the outstanding notional quantity of commodity instruments under contracts held for trading purposes, on a net buy/sell basis, was 29 TWh of electricity for periods to 2005 and 1,589 million Therms (0.2 Bcf) of gas for periods to 2006.

     Australia -- In May 1999, TXU Australia entered into a twenty year option agreement with AES Ecogen which owns 966MW of gas-fired generation facilities that are typically used during peak periods of demand for electricity in Victoria. The agreement provides TXU Australia with the ability to enter into contracts with AES Ecogen, at TXU Australia's option, which would require an exchange of cash for the difference between the amounts specified in the contracts and the spot price of electricity. TXU Australia made an initial option premium payment of $A201 million ($131 million) and is required to make further future monthly payments over the term of the agreement. The option is marked to market and had a fair value of $A237 million ($133 million) at December 31, 2000.

     Prior to acquisition, Optima had entered into various contracts with third parties. These contracts call for difference payments between the contracted price and the pool price, and do not involve an obligation to supply power. At December 31, 2000, the carrying value of the liability was $A99 million ($55 million) (out of the money). The sale commitments under the contracts amounted to 2.1 million MWh as of December 31, 2000, with terms extending to December 31, 2002.

     TXU Australia offers price risk management services to customers through a variety of financial and other instruments, including swaps, options, caps and swaptions. TXU Australia's sale and purchase commitments for trading purposes amounting to 7.1 million MWh and 6.4 million MWh, respectively, with terms extending up to 2002, are included in the electricity portfolio as of December 31, 2000. The fair value of contracts was A$15 million ($8 million) at December 31, 2000.

     The following table displays the mark-to-market values of the energy trading risk management assets and liabilities:

                                                        December 31, 2000                December 31, 1999
                                                  -----------------------------   -----------------------------
                                                   Assets  Liabilities   Net      Assets    Liabilities   Net
                                                  -----------------------------   -----------------------------
Fair Value:
    Current........................               $  2,336   $  2,225      $111   $   628    $    525    $  103
    Noncurrent.....................                    420        440      (20)       151          12       139
                                                  --------   --------   ------    -------    --------    ------
          Total....................               $  2,756   $  2,665        91   $   779    $    537       242
                                                  ========   ========             =======    ========
    Less reserves..................                                          14                               9
                                                                        -------                          ------
          Net of reserves..........                                     $    77                          $  233
                                                                        =======                          ======

Average Value For Year:
    Total..........................               $  1,773   $  1,538   $   235   $   648    $    510    $  138
                                                  ========   ========             =======    ========
    Less reserves..................                                          10                               9
                                                                        -------                          ------
          Net of reserves..........                                     $   225                          $  129
                                                                        =======                          ======

     TXU Corp. recorded net trading losses of $7 million at TXU Energy Trading in 2000 and net trading gains of $152 million and $36 million at TXU Europe and TXU Australia, respectively, in 2000. In 1999, TXU Corp. recorded net trading gains of $9 million, $38 million, and $2 million at TXU Energy Trading, TXU Europe and TXU Australia, respectively.

     Credit Risk -- Credit risk relates to the risk of loss that TXU Corp. would incur as a result of nonperformance by counterparties. TXU Corp. maintains credit policies with regard to its counterparties that enable management to manage overall credit risk. TXU Corp. generally does not obtain collateral to support the agreements but establishes credit limits, monitors the financial viability of counterparties and seeks guarantees when appropriate. In the event a counterparty's credit rating declines, TXU Corp. may apply certain remedies, if considered necessary. TXU Corp. believes that it has established adequate reserves in regard to the risk of nonperformance by counterparties.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and related estimated fair values of TXU Corp.'s significant financial instruments were as follows:


                                                                                    December 31, 2000      December 31, 1999
                                                                                  --------------------   --------------------
                                                                                   Carrying     Fair     Carrying      Fair

                                                                                    Amount      Value     Amount       Value
                                                                                    ------      -----     ------       -----
 On balance sheet assets (liabilities):
     Long-term debt (including current maturities)*............................    $(17,299)  $(17,371)  $(16,641)   $(15,638)
     TXU Corp. or subsidiary obligated, mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior
         subordinated debentures of TXU Corp. or related subsidiary............      (1,344)    (1,349)    (1,339)     (1,212)
     Preferred stock of subsidiary subject to mandatory redemption.............         (21)       (17)       (21)        (21)
     LESOP note receivable.....................................................         247        274        249         265
     Contracts for differences, electricity forward agreements
          and other energy contracts - non-trading.............................        (748)      (876)        --         123

 Off balance sheet assets (liabilities):
     Financial guarantees......................................................          --       (997)        --        (623)
     Interest rate swaps.......................................................          --       (134)        --         (77)
     Forward start interest rate swaps.........................................          --         (3)        --           8
     Currency swaps and forwards...............................................          --        232         --          (7)

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

    Common stock has been reduced by the note receivable from the trustee of the leveraged employee stock ownership provision of the Thrift Plan. The fair value of such note is estimated at the lesser of TXU Corp.'s call price or the present value of future cash flows discounted at rates consistent with comparable maturities adjusted for credit risk.

    The fair value of the financial guarantees has been determined using the full notional amount of the guarantees. Fair values for off-balance sheet instruments (interest rate and currency swaps) are based either on quotes or the cost to terminate the agreements. The fair values of contracts for differences, electricity forward agreements and other energy contracts are based upon a discounted cash flow analysis using estimates of energy forward prices. The fair value amount shown for non-trading contracts is the excess of fair value over the provisions for unfavorable contracts that are recorded as liabilities. The fair values of other financial instruments for which carrying amounts and fair values have not been presented are not materially different than their related carrying amounts.

13. REGULATION AND RATES

    US -- Docket No. 21527 -- In October 1999, TXU Electric filed a petition with the PUC for a financing order (Docket No. 21527) to permit the issuance by a special purpose entity of $1.65 billion of transition bonds secured by payments designed to enable TXU Electric to recover its generation-related regulatory assets and other qualified costs in accordance with the 1999 Restructuring Legislation. The proceeds received by TXU Electric from the issuance of the transition bonds are to be used solely for the purpose of retiring utility debt and equity. On May 1, 2000, the PUC signed a final order rejecting TXU Electric's request for the $1.65 billion and authorized only $363 million. TXU Electric filed an appeal on May 2, 2000 with the Travis County, Texas District Court.

    On September 7, 2000, the Travis County, Texas District Court issued a final judgment reversing that part of the PUC's financing order that utilized regulated asset life (up to 40 years) for purposes of present-valuing the benefits of securitization. Instead, the District Court ruled that a present-value period based upon stranded cost and regulatory asset recovery periods authorized under the 1999 Restructuring Legislation should have been used by the PUC. The District Court also ruled that the PUC statements in its financing order concerning the future impact of securitization of loss on reacquired debt were only an advisory opinion. The judgment affirmed other aspects of the PUC's financing order and ordered the case remanded to the PUC for further proceedings consistent with the judgment. TXU Electric and various other parties have appealed this judgment directly to the Texas Supreme Court. TXU Electric expects that any difference between the $1.65 billion and the amount finally authorized will continue to be deferred until recovery of generation-related regulatory assets is addressed again by the PUC. TXU Electric is unable to predict the outcome of these proceedings.

    As noted above, the principal and interest on the transition bonds will be secured by payments from retail customers designed to enable TXU Electric to recover its generation-related regulatory assets and other qualified costs. These regulatory assets have a carrying value of $1.86 billion. Once transition bonds are issued, the full amount of the regulatory assets will be amortized to expense over the life of the transition bonds. Distribution rates will increase to reflect these payments. Consolidated revenues of TXU Corp. will not necessarily increase, however, during 2001 and the "price to beat" period. If these payments from retail customers commence in 2001, they will be excluded from revenue for purposes of determining whether earnings have exceeded the earnings cap. There is no earnings cap after 2001.

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

      From January 1, 1998 through June 30, 1999, earnings in excess of TXU Electric's earnings cap were recorded as additional depreciation of nuclear production assets. Effective July 1, 1999, following the 1999 Restructuring Legislation, earnings in excess of the earnings cap were recorded as a reduction of revenues, with a corresponding regulatory liability recorded. Additionally, from January 1, 1998 through June 30, 1999, depreciation expense was reclassified from T&D to nuclear production assets. Effective July 1, 1999, following the 1999 Restructuring Legislation, T&D depreciation expense was no longer transferred to nuclear production assets; instead an amount equivalent to T&D depreciation was recorded as a regulatory asset, with a corresponding amount recorded as a regulatory liability. The regulatory asset will be amortized as it is recovered through the distribution portion of the business, while the regulatory liability will be applied against stranded generation assets.

      Docket No. 22350 -- As required by the 1999 Restructuring Legislation, in January 2000, TXU Electric filed its business separation plan with the PUC. In March 2000, TXU Electric filed its application for approval of its unbundled cost of service rates with the PUC. This plan and application lay the foundation for retail competition to begin in the Texas electricity market. Under the business separation plan, the generation business unit and the retail business unit of TXU Electric will become unregulated entities and will be allowed to compete for customers. The T&D business units of TXU Electric will be separated into regulated entities and will together represent the regulated part of the business. In addition to the actual T&D charges for delivering electricity, these rates include nuclear decommissioning fund charges, system benefit fund charges and stranded cost recovery charges. In the March 2000 filing, TXU Electric's stranded costs were estimated to be approximately $3.7 billion, including the regulatory assets that were part of the Docket No. 21527 proceedings and amounts related to the remand of Docket No. 9300, addressed below. TXU Electric filed an updated stranded cost estimate on August 28, 2000 to reflect various PUC decisions made since Docket No. 22350 was filed. In the August 28, 2000 filing, TXU Electric's stranded costs were estimated to be $2.8 billion. Subsequent to the August 2000 filing, the PUC has required TXU Electric to revise the stranded cost estimate to remove amounts related to regulatory assets, certain environmental expenditures, and the remand of Docket No. 9300, which resulted in a revised estimate of $14 million, including displaced worker costs. TXU Electric has appealed certain of the PUC's decisions related to this matter to the Travis County, Texas District Court. Various parties to Docket No. 22350 have presented stranded cost estimates ranging from negative $1.5 billion to negative $3.5 billion along with recommendations that these amounts be returned to customers beginning in 2002. The estimate established in Docket No. 22350 is subject to a future market-based "true-up" in 2004. TXU Electric is unable to predict the outcome of these proceedings.

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

      Docket No. 22344 -- In a generic issues docket held in August 2000, the PUC issued orders that impacted TXU Electric's recovery of restructuring expenses and certain other regulatory assets. Accordingly, in September 2000, such unrecovered regulatory assets totaling $52 million were written off. This reduced earnings in excess of the regulatory earnings cap by an equal amount. As a result, there was no impact to net income.

      Fuel Cost Recovery Rule -- Pursuant to a PUC rule, the recovery of TXU Electric's eligible fuel costs is provided through fixed fuel factors. The rule allows a utility's fuel factor to be revised upward or downward every six months, according to a specified schedule. A utility is required to petition to make either surcharges or refunds to ratepayers, together with interest based on a twelve-month average of prime commercial rates, for any material cumulative under- or over-recovery of fuel costs. If the cumulative difference of the under-or over-recovery, plus interest, exceeds 4% of the annual estimated fuel costs most recently approved by the PUC, it will be deemed to be material.

      Final reconciliation of fuel costs must be made either in a reconciliation proceeding or in a general rate case. In a final reconciliation, a utility has the burden of proving that fuel costs under review were reasonable and necessary to provide reliable electric service, that it has properly accounted for its fuel-related revenues, and that fuel prices charged to the utility by an affiliate were reasonable and necessary and not higher than prices charged for similar items by such affiliate to other affiliates or nonaffiliates. For generating utilities like TXU Electric, through August 31, 1999, the rule provided for recovery of purchased power capacity costs through a power cost recovery factor with respect to purchases from qualifying facilities, to the extent such costs were not otherwise included in base rates. Pursuant to the 1999 Restructuring Legislation, the power cost recovery factor will be frozen between September 1, 1999 and January 1, 2002. The energy-related costs of such purchases continue to be included in the fixed fuel factor. TXU Electric is required to file in 2002 with the PUC for final reconciliation of its eligible fuel costs. This final reconciliation will cover the period July 1998 through December 2001.

      Docket No. 22880/Docket No. 23153 -- Because natural gas prices recently have exceeded those in the base fuel factor, on August 4, 2000, TXU Electric filed a request with the PUC in Docket No. 22880 to surcharge the cumulative under-collection of fuel cost revenues that existed as of June 30, 2000, together with interest through November 2000, in the amount of $167 million, and to increase its current fuel factors by 27.6%. On August 31, 2000, the Administrative Law Judge entered an Interim Order, implementing an agreement of the parties, providing for an interim increase in fuel factors of 13.8%, effective September 6, 2000, and a surcharge of TXU Electric's cumulative under-recovery of fuel cost revenues that existed as of July 31, 2000, together with the interest through November 2000, in the amount of $315 million to be collected over the fourteen-month period beginning November 2000. On October 13, 2000, TXU Electric filed a Supplemental Application with the PUC requesting its initial 27.6% fuel factor increase instead of the interim increase. Also on October 13, 2000, TXU Electric filed a request with the PUC in Docket No. 23153 for a surcharge to recover a $231 million under-collection of fuel cost revenues for the months of August and September 2000. The proposed surcharge would be collected from January 2001 through December 2001. Docket No. 23153 was subsequently consolidated into Docket No. 22880. On January 11, 2001, the PUC approved TXU Electric's requests in Docket No. 22880 and Docket No. 23153. Also on January 11, 2001, the PUC approved the requested fuel factor increase, effective that date. The PUC also approved the surcharge request filed in Docket No. 23153, effective January 11, 2001 through December 31, 2001.

      Docket No. 23640 -- In February 2001, TXU Electric filed with the PUC a request for a surcharge to recover under-collected fuel cost revenues for the months of October 2000 through December 2000, plus estimated under-recoveries for the period January 2001 through March 2001 totaling $591 million, and to increase its current fuel factor by 26.4% over the increase in Docket No. 22880. The proposed fuel factor increase would be effective March 5, 2001 and the proposed surcharge would be collected from April 2001 through December 2001. TXU Electric cannot predict the outcome of this proceeding.

14.   COMMITMENTS AND CONTINGENCIES

      Clean Air Act -- The Federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on SO2 and NOx emissions produced by generating units. TXU Electric's capital requirements have not been significantly affected by the requirements of the Clean Air Act.

      Purchased Power Contracts --TXU Electric and SESCO have entered into contracts to purchase power through the year 2005. These contracts provide for capacity payments subject to performance standards and energy payments based on the actual power taken under contract. Capacity payments under these contracts for the years ended December 31, 2000, 1999 and 1998 were $194 million, $235 million and $247 million, respectively.

      Assuming operating standards are achieved, future capacity payments under US Electric segment agreements are estimated as follows:

             Year
             ----
             2001...................................... $210
             2002......................................  131
             2003......................................   78
             2004......................................   38
             2005......................................   29
             Thereafter................................   --
                                                        ----
                  Total capacity payments.............. $486
                                                        ====

      Capacity payments and guarantee - TXU Europe Energy Trading has several contracts requiring the payment of annual capacity fees. Under the terms of these contracts, TXU Europe Energy Trading will pay (subject to contract terms) an annual capacity fee of (pounds)318 million ($475 million) in 2001, (pounds)346 million ($517 million) in 2002, (pounds)373 million ($557 million) in 2003, (pounds)389 million ($581 million) in 2004, (pounds)389 million ($581 million) in 2005 and (pounds)3,220 million ($4,809 million) thereafter. In addition, TXU Europe will provide a (pounds)300 million ($448 million) guarantee (declining over time) representing approximately one year's capacity payment, with the counterparty providing a (pounds)170 million ($254 million) guarantee.

      Coal Contracts -- TXU Europe has two coal purchase agreements with a supplier. The first agreement is for 21 million tons in total through 2003. The second agreement is also for 21 million tons in total between 2003 and 2009. Total committed purchases under these contracts were approximately (pound)1.4 billion ($2.1 billion) at December 31, 2000.

      Coal Transportation Contracts -- TXU Electric supplements its lignite fuel with western coal. The coal is transported to TXU Electric's generating plants under three contracts. The annual commitment under these contracts is $53 million for the year 2001, $34 million for the years 2002 and 2003 and $17 million thereafter.

      US Gas Purchase Contracts -- TXU Fuel Company and TXU Gas Distribution buy gas under long-term and short-term intrastate contracts in order to assure reliable supply to their customers. Many of these contracts require minimum purchases ("take-or-pay") of gas. TXU Gas Distribution has made accruals for payments that may be required for settlement of gas-purchase contract claims asserted or that are probable of assertion. TXU Gas Distribution continually evaluates its position relative to asserted and unasserted claims, above-market prices or future commitments. Based on estimated gas demand, which assumes normal weather conditions, requisite gas purchases of TXU Fuel, TXU Gas Distribution and TXU Europe are expected to substantially satisfy their purchase obligations for 2000 and thereafter.

      Europe Gas Take-or-Pay Contracts -- TXU Europe is party to various types of contracts for the purchase of gas. Almost all include take-or-pay obligations under which the buyer agrees to pay for a minimum quantity of gas in a year. In order to help meet the expected needs of its wholesale and retail customers, TXU Europe Limited has entered into a range of gas purchase contracts. At December 31, 2000 the commitments under long-term gas purchase contracts amounted to an estimated (pound)633 million ($945 million) covering periods up to 16 years forward. Management does not consider it likely, on the basis of TXU Europe's current expectations of demand from its customers that any material payments will become due for gas not taken.

      Australia Gas Take-or-Pay Contracts - TXU Australia is party to various types of contracts for the purchase of gas. These include take-or-pay obligations under which the buyer agrees to pay for a minimum quantity of gas in a year. At December 31, 2000, TXU Australia had commitments under long-term gas purchase contracts estimated at A$1.2 million ($672 million) through 2010. On the basis of TXU Australia's current expectations of demand from its customers as compared with its take-or-pay obligations under such purchase contracts, management does not consider it likely that any material payments will become due from TXU Australia for gas not taken.

      Leases -- Subsidiaries have entered into operating leases covering various facilities and properties including generating plants, combustion turbines, transportation, mining equipment, data processing equipment and office space. Certain of these leases contain renewal and purchase options and residual value guarantee. Lease costs charged to operating expense for 2000, 1999 and 1998 were $192 million, $212 million and $243 million, respectively.

      Future minimum lease payments under capital leases, together with the present value of such minimum lease payments, and future minimum lease commitments under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2000, were as follows:

                                                         Capital   Operating
Year                                                     Leases     Leases
----                                                     ------     ------
2001.................................................... $  660      $133
2002....................................................     34       128
2003....................................................     31       103
2004....................................................     31        94
2005....................................................     31        54
Thereafter..............................................    258       462
                                                         ------      ----
     Total future minimum lease payments................  1,045      $974
                                                                     ====
Less amounts representing interest......................    169
                                                         ------
Present value of future minimum lease payments..........    876
Less current portion....................................    613
                                                         ------
Long-term capital lease obligation...................... $  263
                                                         ======

      Substantially all of the capital lease obligations relate to coal-fired power stations in the UK. Additional payments of approximately (pounds)6 per megawatt hour (indexed from 1996 prices) linked to output levels from the stations were payable (under the original lease terms) for the first seven years of their operations by TXU Europe (operations commenced in 1996). In accounting for the acquisition of TEG, a liability for the estimated probable additional payments linked to output levels for coal-fired generating stations was established. At December 31, 2000 and 1999, the balance of the liability of (pounds)196 million ($293 million) and (pounds)291 million ($471 million), respectively, is included with capital lease obligations. TXU Europe exercised the option to purchase the land in January 2001. At this time, remaining outstanding fixed lease payments became financial obligations to a third party and will be settled during 2001. The National Power leases have been accounted for as capital leases.

      In May 2000, TXU Australia acquired certain assets and liabilities of Optima. The acquisition included a 100-year capital lease to operate the Torrens Island power station. TXU Australia has no future obligations under the lease, as the lease payments were fully prepaid at the inception of the lease. The capital lease contains a bargain purchase option. The leased generating assets are amortized over the shorter of the lease term and the useful life of the assets. As at the acquisition date of May 4, 2000, the remaining useful life of the assets is 30 years.

      Financial Guarantees -- TXU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $22 million at December 31, 2000, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TXU Electric is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TXU Electric, of $4 million annually for the years 2001 through 2003, $7 million for 2004 and $1 million for 2005. Annual payments made by TXU Electric, net of amounts assumed by a third party under such contracts, for 1998, 1999 and 2000 were $4 million each year. In addition, TXU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TXU Electric has assigned to a municipality all contract rights and obligations of TXU Electric in connection with $42 million remaining principal amount of bonds at December 31, 2000, issued for similar purposes which had previously been guaranteed by TXU Electric. TXU Electric is, however, contingently liable in the unlikely event of default by the municipality.

      TXU Europe has guaranteed up to (pounds)74 million ($110 million) at December 31, 2000 of certain liabilities that may be incurred and payable by the purchasers of TEG's US and Australian coal business and US energy marketing operations sold in 1998 prior to acquisition by TXU Corp. These guarantees are with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the Powder River Coal Company Retirement Plan and the Peabody Coal UMWA Retirement Plan, subject to certain specified conditions.

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

      With respect to nuclear decontamination and property damage insurance, Nuclear Regulatory Commission (NRC) regulations require that nuclear plant license-holders maintain not less than $1.1 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. TXU Electric maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $3.8 billion, above which TXU Electric is self-insured. The primary layer of coverage of $500 million is provided by Nuclear Electric Insurance Limited
(NEIL), a nuclear electric utility industry mutual insurance company. The remaining coverage includes premature decommissioning coverage and is provided by ANI in the amount of $500 million and additional insurance from NEIL in the amount of $2.25 billion and $580 million from Lloyds of London, other insurance markets and foreign nuclear insurance pools. TXU Electric is subject to a maximum annual assessment from NEIL of $12.3 million in the event NEIL's losses under this type of insurance for major incidents at nuclear plants participating in these programs exceed the mutual's accumulated funds and reinsurance.

      TXU Electric maintains Extra Expense Insurance through NEIL to cover the additional costs of obtaining replacement power from another source if one or both of the units at Comanche Peak are out of service for more than twelve weeks as a result of covered direct physical damage. The coverage provides for weekly payments of $3.5 million for the first fifty-two weeks and $2.8 million for the next 110 weeks for each outage, respectively, after the initial twelve week-period. The total maximum coverage is $490 million per unit. The coverage amounts applicable to each unit will be reduced to 80% if both units are out of service at the same time as a result of the same accident. Under this coverage, TXU Electric is subject to a maximum annual assessment of $4.1 million per year.

      Nuclear Decommissioning and Disposal of Spent Fuel -- TXU Electric has established a reserve, charged to depreciation expense and included in accumulated depreciation, for the decommissioning of Comanche Peak, whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in external trust funds (included in other investments). At December 31, 2000, such reserve totaled $192 million, which includes an accrual of $18 million for the year ended December 31, 2000. As of December 31, 2000, the market value of deposits in the external trust for decommissioning of Comanche Peak was $267 million, including unrealized gains of $75 million. Any difference between the market value of the external trust fund and the decommissioning reserve, that represents unrealized gains or losses of the trust fund, is treated as a regulatory asset or a regulatory liability. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study completed during 1997 using the prompt dismantlement method and 1997 dollars, decommissioning costs for Comanche Peak Unit 1 and for Unit 2 and common facilities were estimated to be $271 million and $404 million, respectively. This estimate is subject to change in the future.

      Decommissioning activities are projected to begin in 2030 for Comanche Peak Unit 1 and 2033 for Unit 2 and common facilities. TXU Electric is recovering decommissioning costs based upon a 1992 site-specific study through rates placed in effect under its January 1993 rate increase request.

      Legal Proceedings -- US -- In August 1998, the Gracy Fund, L.P. (Gracy
Fund) filed suit in the United States District Court for the Northern District of Texas against TXU Corp., TXU Gas, David W. Biegler and Erle Nye, among others, seeking to represent a class of purchasers of the common stock of ENSERCH Corporation (now TXU Gas) and EEX Corporation (EEX) based upon claims of various violations of the Securities Act of 1933 and the Securities and Exchange Act of 1934. Also in August 1998, Stan C. Thorne filed suit in the United States District Court for the Southern District of Texas against TXU Gas and David W. Biegler, among others, seeking to represent a class of purchasers of common stock of EEX. These two cases were later consolidated (Consolidated Action). The parties to the Consolidated Action entered into an agreement that formed the basis of the settlement of this litigation, the terms of which required TXU Gas to pay $5 million as its portion of the settlement. On December 28, 2000, the Court entered an Order approving the settlement and dismissing the case.

      UK -- In February 1997, the official government representative of pensioners (Pensions Ombudsman) made a final determination against the National Grid Company plc (National Grid) and its group trustees with respect to complaints by two pensioners in National Grid's section of the Electricity Supply Pension Scheme (ESPS). The determination related to the use of the pension fund surplus resulting from the March 31, 1992 actuarial valuation of the National Grid section to meet certain costs arising from the payment of pensions on early retirement upon reorganization or downsizing. This determination was set aside by the High Court on June 10, 1997, and the arrangements made by National Grid and its group trustees in dealing with the surplus were confirmed. The two pensioners appealed this decision to the Court of Appeal and judgment was received. The judgment endorsed the Pensions Ombudsman's determination that the corporation was not entitled to unilaterally deal with any surplus. National Grid made an appeal to the House of Lords. The appeal was heard in February 2001 and judgment is expected to be handed down in the second quarter of 2001. If a similar complaint were to be made against TXU Europe in relation to its use of actuarial surplus in its section of the ESPS, it would vigorously defend the action, ultimately through the courts. However, if a determination were finally to be made against it and upheld by the courts, TXU Europe could have a potential liability to repay to its section of the ESPS an amount estimated by TXU Europe to be up to (pound)45 million ($67 million), exclusive of any applicable interest charges.

      On January 25, 1999, the Hindustan Development Corporation (HDC) issued arbitration proceedings in the Arbitral Tribunal in Delhi, India against TEG (now Energy Holdings (No.3) Limited), claiming damages of (pounds)255 million ($413 million) for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. On November 21, 2000, the Arbitrators issued their decision and dismissed HDC's claim in full, and TEG was liable for only its own legal costs involved in the case, an estimated (pounds)1 million ($1.5 million). On December 21, 2000, HDC filed a Request for Clarification of the Arbitrators' decision (Request) under Section 33 of the Arbitration and Conciliation Act, the purpose of which is to entitle a party to arbitration to seek clarification of language used in the Arbitrators' decision. TEG filed its response to the Request on January 15, 2001 asserting that the Request was untimely made and that the language used by the Arbitrators needed no clarification. TXU Europe believes that the Arbitrators' will have no alternative but to dismiss the Request. The effect of filing the Request , however, has been to stay the time HDC has to file an appeal of the Arbitrators' decision.

      In August 2000, the Spanish Stock Market Commission announced it was opening an investigation as to whether TXU Europe and Electrabel acted in concert over share purchases of Hidrocantabrico in order to avoid making a formal takeover bid. TXU Corp. was originally named as a party but is seeking its removal from these proceedings. If the two utilities are found to be in violation of Spanish securities law, they could face a substantial fine and other restrictions. The investigation may last until February 2002. TXU Europe is unable to determine what impact there may be, if any, as a result of the investigation. TXU Europe and TXU Corp. believe there has been no violation of Spanish securities laws and are fully cooperating with the investigation.

      General -- In addition to the above, TXU Corp. and other subsidiaries are involved in various other legal and administrative proceedings which, in the opinion of each, should not have a material effect upon their financial position, results of operations or cash flows.

15.   SEGMENT INFORMATION

      TXU Corp. has five reportable operating segments. In 2000, TXU Corp. renamed its US Energy Marketing Segment to US Energy and included its retail energy services and related businesses in that segment. Prior years have been restated to conform to current year presentation.

      (1) US Electric - operations involving the generation, purchase, transmission, distribution and sale of electric energy in the north central, eastern and western portions of Texas;

      (2) US Gas - operations involving the purchase, transmission, distribution and sale of natural gas in Texas;

      (3) US Energy - operations involving purchasing and selling natural gas and electricity and providing risk management and retail energy services for the energy industry throughout the US and parts of Canada;

      (4) Europe - operations involving the generation, purchase, distribution, marketing and sale of electricity; the purchase and sale of natural gas; and energy merchant trading; within the UK but increasingly throughout the rest of Europe; and

      (5) Australia - operations involving the generation, purchase, distribution, trading and retailing of electricity and the retailing, storage and distribution of natural gas, primarily in the States of Victoria and South Australia.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. TXU Corp. evaluates performance based on net income or loss. TXU Corp. accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

                                                   US        US     US                             All
                                                 Electric    Gas    Energy    Europe   Australia   Other Eliminations   Consolidated
                                                 -----------------------------------------------------------------------------------
Trade Revenues -
             2000................               $ 7,458   $1,076   $ 5,511     $7,044     $  717  $   203      $     --    $ 22,009
             1999................                 6,263      828     3,072      6,090        682      183            --      17,118
             1998................                 6,541      813     3,225      3,601        439      117            --      14,736

Affiliated Revenues -
             2000................                     1       31        (3)        --         --      425          (454)         --
             1999................                    --       40        --         --         --      346          (386)         --
             1998................                    --       42        --         --         --      345          (387)         --

Depreciation and Amortization (Including
    Goodwill Amortization) -
             2000................                   619       83         5        395         81       31            --       1,214
             1999................                   650       82         7        421         77       34            --       1,271
             1998................                   759       74         3        240         43       28            --       1,147

Equity in Earnings (Losses) of
    Unconsolidated Subsidiaries -
             2000................                    --       --        --          9         (1)     (18)           --         (10)
             1999................                    --       (1)       --         --         (1)     (14)           --         (16)
             1998................                    --       --        --          4         --      (23)           --         (19)

Interest Income -
             2000................                     1       11         7         90         --       97           (77)        129
             1999................                     3        1         2        102         --       96           (70)        134
             1998................                     3       --         2        106         --      115           (87)        139

Interest Expense and Other Charges -
             2000................                   475       84        24        574        151      360           (77)      1,591
             1999................                   518       79        12        563        131      323           (70)      1,556
             1998................                   580       77         6        447         59      299           (87)      1,381

Income Tax Expense (Benefit) -
             2000................                   386       40       (47)        94        (36)    (100)           --         337
             1999................                   358       (2)      (23)       153        (22)     (15)           --         449
             1998................                   486       (6)       (5)       119         25      (93)           --         526

Net Income (Loss) -
             2000................                   883       49       (88)       215         57     (200)           --         916
             1999................                   773        4       (43)       280          6      (35)           --         985
             1998................                   788      (33)      (11)       140         31     (175)           --         740

Investment in Equity Investees -
             2000................                    --       --        55        107          1     (124)           --          39
             1999................                    --       --        17        100          2       --            --         119
             1998................                    --        4        19          7          1      142            --         173

Total Assets -
             2000................                19,412    3,132     3,162     16,389      2,835   13,632       (13,572)     44,990
             1999................                18,854    2,837     1,116     14,425      2,999   14,244       (13,577)     40,898
             1998................                19,028    2,761     1,530     14,332      1,432   13,326       (12,902)     39,507

Capital Expenditures -
             2000................                   698      126        76        345         79       58            --       1,382
             1999................                   562      152        11        624        171      112            --       1,632
             1998................                   501      184        16        341         63       63            --       1,168

16.    SUPPLEMENTARY FINANCIAL INFORMATION

      Sale of Receivables -- TXU Electric has facilities with financial institutions whereby it is entitled to sell and such financial institutions may purchase, on an ongoing basis, undivided interests in customer accounts receivable representing up to an aggregate of $500 million. TXU Gas has a similar facility for $100 million. TXU Europe has facilities with a third party whereby Eastern Electricity may sell up to (pounds)300 million ($448 million) of its electricity receivables. Additional receivables are continually sold to replace those collected. At December 31, 2000 and 1999, accounts receivable of TXU Electric were reduced by $500 million, and accounts receivable of TXU Gas were reduced by $100 million to reflect the sales of such receivables to financial institutions under such agreements. At December 31, 2000 and 1999, accounts receivable of Eastern Electricity were reduced by (pounds)164 million ($245 million) and (pounds)224 million ($362 million), respectively, to reflect the sales of receivables under this program. For 2000, Eastern Electricity sold (pounds)2.3 billion ($3.4 billion) in receivables under the program. Such sales resulted in no gain or loss. Under the program, Eastern Electricity has a receivables servicing obligation but does not incur a measurable asset or liability.

      Regulatory Assets and Liabilities--

                                                                                               December 31,
                                                                                         --------------------------
                                                                                             2000             1999
                                                                                             ----             ----
Regulatory Assets
Securities reacquisition costs..............................................               $  425           $  433
Recoverable redirected depreciation.........................................                  351              146
Rate case costs.............................................................                   59               55
Litigation and settlement costs.............................................                   73               73
Voluntary retirement/severance program......................................                   64              122
Recoverable deferred income taxes-- net.....................................                1,570            1,562
Under-recovered fuel revenue................................................                  852               39
Other regulatory assets.....................................................                  119              109
                                                                                           ------           ------
    Total regulatory assets.................................................                3,513            2,539
                                                                                           ------           ------

Regulatory Liabilities
Liability to be applied to stranded generation assets.......................                  698              189
ITC and protected excess deferred taxes.....................................                  366              392
Other regulatory liabilities................................................                   86              101
Reserve for regulatory disallowances........................................                   73               73
                                                                                           ------           ------
    Total regulatory liabilities............................................                1,223              755
                                                                                           ------           ------


    Net regulatory assets...................................................               $2,290           $1,784
                                                                                           ======           ======

      Restricted Cash -- At December 31, 2000, $524 million of the deposits classified with investments has been used to cash-collateralize existing future obligations of TXU Europe to certain banks in respect of the funding of the leases of three power stations, and $473 million is matched to lease obligations arising from a leasing arrangement on two other power stations.

      Related Party Transactions -- At December 31, 2000, TXU Corp. has a $336 million, 6% note payable to Pinnacle (a 50% owned joint venture) and provides a $200 million revolving credit facility to TXU Communications, a wholly-owned subsidiary of Pinnacle, expiring 2004. At December 31, 2000, $106 million was outstanding under the revolving credit facility at an average interest rate of 8.1%. Interest expense on the note payable during 2000 totaled $8 million and interest income on the revolving credit facility totaled $3 million. Additionally, TXU Corp. provides administrative services to Pinnacle and its affiliates at cost, which totaled $2 million during 2000.

      Accounts Receivable -- At December 31, 2000 and 1999 accounts receivable are stated net of uncollectible accounts of $75 million and $50 million, respectively.

     Inventories by major category--


                                                                                                   December 31,
                                                                                                   ------------
                                                                                                 2000         1999
                                                                                                 ----         ----
Materials and supplies......................................................                     $218         $261
Fuel stock..................................................................                      141          230
Gas stored underground......................................................                      133          131
                                                                                               ------        ------
    Total inventories.......................................................                     $492         $622
                                                                                               ======        ======


    Property, Plant and Equipment--

                                                                                                   December 31,
                                                                                                   -----------
                                                                                                2000          1999
                                                                                                ----          ----
United States (US):
     Electric...................................................................              $24,121       $23,599
     Gas distribution and pipeline..............................................                1,509         1,378
     Other......................................................................                  730         1,004
                                                                                              -------       -------
             Total..............................................................               26,360        25,981
     Less accumulated depreciation..............................................                8,750         8,159
                                                                                              -------       -------
              Net of accumulated depreciation...................................               17,610        17,822
     Construction work in progress..............................................                  425           314
     Nuclear fuel (net of accumulated amortization: 2000-- $716; 1999-- $635)...                  179           171
     Held for future use........................................................                   22            24
     Reserve for regulatory disallowances.......................................                 (836)         (836)
                                                                                              -------       -------
              Net US property, plant and equipment..............................               17,400        17,495

Europe - Electric and other (net of accumulated depreciation: 2000-- $594;
 1999-- $424) ..................................................................                4,153         4,394
Australia - Electric and gas distribution and generation (net of accumulated
 depreciation: 2000-- $226; 1999--$196).........................................                1,748         1,751
                                                                                              -------       -------
              Net property, plant and equipment.................................              $23,301       $23,640
                                                                                              =======       =======

      Goodwill -- At December 31, 2000 and 1999 goodwill is stated net of accumulated amortization of $504 million and $345 million, respectively.

      Supplemental Cash Flow Information--

                                                                                      Year Ended December 31
                                                                                  ---------------------------------
                                                                                   2000        1999        1998
                                                                                   ----        ----        ----
Cash payments:
     Interest (net of amounts capitalized)...................                  $ 1,535      $ 1,478       $  1,206
     Income taxes............................................                      182          165            357
Non-cash investing and financing activities:
     Acquisition of  FBCC, Norweb Energi and Optima (2000),
           TXU Australia Gas (1999) and TEG (1998):
           Fair value of assets acquired.....................                  $   806      $   681       $ 10,414
           Goodwill..........................................                    1,122          475          5,412
           Common stock issued, net of capitalized expenses..                       --           --         (1,449)
           Loan notes payable................................                       --           (5)          (141)
           Liabilities assumed...............................                   (1,119)        (118)        (8,437)
                                                                               -------      -------       --------
               Cash used.....................................                      809        1,033          5,799
           Cash acquired.....................................                       --          (20)        (3,265)
                                                                               -------      --------      --------
               Net cash used.................................                  $   809      $ 1,013       $  2,534
                                                                               =======      =======       ========

      In December 1999, TXU Corp. sold its 20% ownership interest in the partnerships that operate PrimeCo for $357 million and recognized a pre-tax gain of $222 million, net of estimated selling costs of $7 million. The cash proceeds from the sale were received in January 2000. This transaction is reflected within the 2000 Statements of Consolidated Cash Flows.

      Quarterly Information (unaudited) -- In the opinion of TXU Corp., the information below includes all adjustments (constituting only normal recurring accruals) necessary for a fair statement of such amounts. Quarterly results are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors.


                                                                                      Consolidated              Basic
                                                                                        Net Income            Earnings
                                                                                      Available  for         Per Share of
                                       Operating Revenues    Operating Income          Common stock         Common Stock*
                                       ------------------    ----------------        ---------------       ---------------
Quarter Ended                            2000      1999       2000       1999        2000       1999        2000      1999
-------------                            ----      ----       ----       ----        -----      ----        ----      ----

March 31.......................       $ 4,776     $ 4,468   $  622     $  613        $193       $ 182       $0.71    $0.65
June 30........................         4,592       3,729      568        521         227          99        0.87     0.35
September 30...................         5,834       4,435      815        885         328         361        1.25     1.31
December 31....................         6,807       4,486      472        575         156         343 (1)    0.61     1.24 (1)
                                      -------     -------   ------     ------        ----       -----
                                      $22,009     $17,118   $2,477     $2,594        $904       $ 985
                                      =======     =======   ======     ======        ====       =====



* The sum of the quarters may not equal annual earnings per share due to rounding. Diluted earnings per share for all quarters were the same as basic earnings per share.

(1) Includes a $222 million pre-tax ($145 million after-tax) ($0.52 per share) gain from the sale of the 20% interest in PrimeCo.

                     TXU CORP. Exhibits to 2000 Form 10-K

                                                                      APPENDIX B

              Previously Filed*
              -----------------
               With
               File                  As
Exhibits      Number               Exhibit
--------      ------               -------
2            333-12391               2(a)       --   Amended and Restated  Agreement  and Plan of Merger,
                                                     dated as of April 13,  1996,  among TXU Corp.,  TXU
                                                     Gas Company and TXU Holding Company.
3(a)         333-12391               4(a)       --   Restated Articles of Incorporation of TXU Corp.
3(b)         333-45657               4(b)       --   Bylaws, as amended, of TXU Corp.
3(c)         1-12833                 1          --   Rights Agreement, dated as of February 19, 1999,
             Form 8-A                                between the  Company and The Bank of New York,
             (filed February                         which includes as  Exhibit A thereto the form
              26, 1999)                              of Statement of Resolution Establishing the
                                                     Series A Preference Stock, Exhibit B thereto
                                                     the form of a Right Certificate and Exhibit
                                                     C thereto the Summary of Rights to Purchase
                                                     Series A Preference Stock.
3(d)         1-12833                 3(b)      --    Statement of Resolution establishing Flexible Money
             Form 10-Q                               Market Cumulative Preference Stock, Series B of TXU
             (Quarter ended                          Corp.
             June 30, 2000)
3(e)         333-49434               4(d)      --    Statement of Resolution establishing Mandatorily
             333-49434-01                            Convertible Single Reset Preference
             333-49434-02                            Stock, Series C of TXU Corp.
4(a)         2-90185                 4(a)       --   Mortgage and Deed of Trust, dated as of December 1,
                                                     1983, between TXU Electric and Irving Trust Company
                                                     (now The Bank of New York), Trustee.
4(a)(1)                                         --   Supplemental Indentures to Mortgage and Deed of Trust:

                                                     Number                 Dated
                                                     ------                 -----

             2-90185                 4(b)            First                  April 1, 1984
             2-92738                 4(a)-1          Second                 September 1, 1984
             2-97185                 4(a)-1          Third                  April 1, 1985
             2-99940                 4(a)-1          Fourth                 August 1, 1985
             2-99940                 4(a)-2          Fifth                  September 1, 1985
             33-01774                4(a)-2          Sixth                  December 1, 1985
             33-9583                 4(a)-1          Seventh                March 1, 1986
             33-9583                 4(a)-2          Eighth                 May 1, 1986
             33-11376                4(a)-1          Ninth                  October 1, 1986
             33-11376                4(a)-2          Tenth                  December 1, 1986
             33-11376                4(a)-3          Eleventh               December 1, 1986
             33-11376                4(a)-3          Twelfth                February 1, 1987
             33-14584                4(a)-2          Thirteenth             March 1, 1987
             33-14584                4(a)-3          Fourteenth             April 1, 1987
             33-24089                4(a)-1          Fifteenth              July 1, 1987
             33-24089                4(a)-2          Sixteenth              September 1, 1987
             33-24089                4(a)-3          Seventeenth            October 1, 1987
             33-24089                4(a)-4          Eighteenth             March 1, 1988
             33-24089                4(a)-5          Nineteenth             May 1, 1988
             33-30141                4(a)-1          Twentieth              September 1, 1988

          Previously Filed*
          -----------------
              With
              File                As
Exhibits     Number               Exhibit
--------     ------               -------
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

          Previously Filed*
          -----------------
              With
              File                As
Exhibits     Number               Exhibit
--------     ------               -------
             0-11442              4(a)           Fifty-sixth                    September 1, 1996
             Form 10-Q
             (Quarter ended
             September 30,
             1996)
             33-83976             4(g)           Fifty-seventh                  February 1, 1997
             0-11442              4(b)           Fifty -eighth                  July 1, 1997
             Form 10-Q
             (Quarter ended
             June 30, 1997)
             333-53296            4(f)           Fifty-ninth                    March 1, 1999
             333-53296-01
             333-53296-02
             333-53296-03
             333-53296            4(g)           Sixtieth                       December 1, 1999
             333-53296-01
             333-53296-02
             333-53296-03
             0-11442              4(a)-2         Sixty-first                    February 1, 2001
             Form 10-K
             (2000)
4(b)                                        --   Agreement to furnish certain debt instruments.
4(c)         33-68104             4(b)-17   --   Deposit Agreement between TXU Electric and Chemical
                                                 Bank, dated as of August 4, 1993.
4(d)         0-11442              4(e)           Deposit Agreement between TXU Electric and Chemical
             Form 10-K                           Bank, dated as of October 14, 1993.
             (1993)
4(e)         0-11442              4(f)       --  Indenture (For Unsecured Subordinated Debt Securities
             Form 10-K                           relating  to  Trust Securities), dated as of December
             (1995)                              1, 1995, between TXU Electric and The Bank of New
                                                 York, as Trustee.
4(f)         0-11442              4(g)       --  Amended and Restated Trust Agreement, dated as of
             Form 10-K                           December 12, 1995 between TXU Electric, as Depositor,
             (1995)                              and The Bank of New York, The Bank of New York
                                                 (Delaware) and the Administrative Trustees thereunder
                                                 as trustees for TXU Electric Capital I.
4(g)         0-11442              4(h)       --  Guarantee Agreement with respect to TXU Electric
             Form 10-K                           Capital I, dated as of December 12, 1995, between
             (1995)                              TXU Electric, as Guarantor, and The Bank of New
                                                 York, as Trustee.
4(h)         0-11442              4(i)       --  Agreement as to Expenses and Liabilities, dated as
             Form 10-K                           of December 12, 1995, between TXU Electric and TXU
             (1995)                              Electric Capital I.
4(i)         0-11442              4(j)       --  Officer's  Certificate, dated as of December 12,
             Form 10-K                           1995, establishing the terms of the Junior
             (1996)                              Subordinated Debentures issued in connection with
                                                 the preferred securities of TXU Electric Capital I.
4(j)         0-11442              4(m)       --  Amended and Restated Trust Agreement, dated as of
             Form 10-K                           December 13, 1995, between TXU Electric, as
             (1995)                              Depositor, and The Bank of New York, The Bank of New
                                                 York (Delaware), and the Administrative Trustees
                                                 thereunder, as Trustees for TXU Electric Capital III.

          Previously Filed*
          -----------------
              With
              File                As
Exhibits     Number               Exhibit
--------     ------               -------
4(k)         0-11442              4(n)       --  Guarantee Agreement with respect to TXU Electric
             Form 10-K                           Capital III, dated as of December 13, 1995, between
             (1995)                              TXU Electric, as Guarantor, and The Bank of New York,
                                                 as Trustee.
4(l)          0-11442             4(o)       --  Agreement as to Expenses and Liabilities, dated as of
              Form 10-K                          December  13,  1995,  between  TXU  Electric  and TXU
              (1995)                             Electric Capital III.
4(m)          0-11442             4(r)       --  Officer's Certificate, dated as of December 13, 1995,
              Form 10-K                          establishing the terms of the Junior Subordinated
              (1996)                             Debentures issued in connection with the preferred
                                                 securities of TXU Electric Capital III.
4(n)          0-11442             4(s)       --  Amended and Restated Trust Agreement, dated as of
              Form 10-K                          January 30, 1997, between TXU Electric, as Depositor,
              of (1996)                          and The Bank New York (Delaware), and the
                                                 Administrative Trustee as thereunder, as Trustees for
                                                 TXU Electric Capital IV.
4(o)          0-11442             4(t)       --  Guarantee Agreement with respect to TXU Electric
              Form 10-K                          Capital IV,  dated as of January 30, 1997, between TXU
              (1996)                             Electric, as Guarantor  and The Bank of New York, as Trustee.
4(p)          0-11442             4(u)       --  Agreement as to Expenses and Liabilities,
              Form 10-K                          dated as of January  30, 1997, between TXU
              (1996)                             Electric and TXU Electric Capital IV.
4(q)          0-11442             4(v)       --  Officer's Certificate, dated as of January 30, 1997, establishing
              Form 10-K                          the  terms  of  the  Junior  Subordinated  Debentures  issued in connection with the preferred securities of TXU Electric
                                                 Capital IV.
4(r)          0-11442             4(w)           Amended and Restated Trust Agreement, dated as of January
              Form 10-K                          30, 1997, between TXU Electric, as Depositor, and The Bank of
              (1996)                             New York (Delaware), and the Administrative Trustee thereunder.
4(s)          0-11442             4(x)           Guarantee Agreement with respect to TXU Electric Capital V,
              Form 10-K                          dated as of January 30, 1997, between TXU Electric, as
              (1996)                             Guarantor, and The Bank of New York, as Trustee.
4(t)          0-11442             4(y)           Agreement as to Expenses and Liabilities, dated as of January
              Form 10-K                          30, 1997, between TXU Electric and TXU Electric Capital V.
             (1996)
4(u)         0-11442              4(z)           Officer's Certificate, dated as of January 30, 1997, establishing
             Form 10-K                           the terms of the Junior Subordinated Debentures issued in
             (1996)                              connection with the preferred securities of TXU Electric Capital V.
4(v)         333-45999                           4(a) Indenture, dated October 1, 1997, relating to TXU Corp.'s
                                                 6.20% Series A Senior Notes and 6.20% Series A Exchange Notes (together,
                                                 Series A Notes).
4(w)         333-45999            4(e)           Officers' Certificate establishing  Series A Notes.
4(x)         333-45999            4(b)           Indenture, dated October 1, 1997, relating to TXU Corp.'s
                                                 6.375% Series B Senior Notes and 6.375% Series B Exchange
                                                 Notes (together, Series B Notes).
4(y)         333-45999            4(f)           Officer's Certificate establishing Series B Notes.

          Previously Filed*
          -----------------
              With
              File                As
Exhibits     Number               Exhibit
--------     ------               -------
4(z)         0-12833              4(ff)          Indenture,  dated January 1, 1998, relating to TXU Corp.'s
             Form 10-K                           6.375% Series C Senior Notes and 6.375% Series C Exchange
                                                 (1997) Notes (together, Series C Notes).
4(aa)        0-12833              4(hh)          Officers' Certificate establishing Series C Notes.
             Form 10-K
             (1997)
4(bb)        0-11442              4(a)           Indenture (For Unsecured Debt Securities), dated as of August
              Form 10-Q                          1, 1997, between TXU Electric and The Bank of New York.
             (Quarter ended
             Sept. 30, 1997)
4(cc)        0-11442              4(b)           Officer's Certificate establishing the TXU Electric 7.17%
              Form 10-Q                          Debentures due August 1, 2007.
             (Quarter ended
             Sept. 30, 1997)
4(dd)        0-11422              99(a)          Officer's certificate establishing TXU Electric's Floating
             Form 10-Q                           Rate debentures due April 24, 2000.
             (Quarter ended
             March 31, 1998)
4(ee)        0-12833              4(kk)          Indenture (For Unsecured Debt Securities), dated as of January
              Form 10-K                          1, 1998, between TXU Gas and The Bank of New York.
             (1997)
4(ff)        0-12833              4(ll)          Officer's Certificate establishing the TXU Gas 6 1/4% Series
              Form 10-K                          A Notes due January 1, 2003.
             (1997)
4(gg)        0-12833              4(mm)          Officer's Certificate establishing the TXU Gas Remarketed
              Form 10-K                          Reset Notes due January 1, 2008.
             (1997)
4(hh)        33-45688             4.2            Indenture, dated February 15, 1992, between TXU Gas
                                                 Corporation and The First National Bank of Chicago.
4(ii)        0-12833              4(oo)          TXU Gas 7% Note due 1999, dated August 18, 1992.
             Form 10-K
             (1997)
4(jj)        0-12833              4(qq)          TXU Gas 6-3/8%  Note  due  2004,  dated  February 1, 1994.
             Form 10-K
             (1997)
4(kk)        0-12833              4(rr)          TXU Gas  7-1/8%    Note  due  2005,   dated  June 6,  1995.
               Form 10-K
             (1997)
4(ll)        1-12833              4(a)           Remarketing Agreement, dated as of January 30, 1998 and
             Form 8-K                            form of Remarketing Agreement Supplement with respect to
             (filed August 28,                   TXU Gas Remarketed Reset Notes.
             1998)
4(mm)        1-12833              4(b)           Indenture,   (For   Unsecured   Subordinated   Debt  Securities),
             Form 8-K                            dated as  of  June 1, 1998, between  TXU Gas and The Bank
             (filed August 28,                   of New York, as Trustee.
              1998)

          Previously Filed*
          -----------------
              With
              File                As
Exhibits     Number               Exhibit
--------     ------               -------
4(nn)        1-12833              4(c)           Officer's Certificate, dated as of July 2, 1998, establishing
             Form 8-K                            the terms  of the TXU Gas Floating Rate Junior Subordinated
             (filed August 28,                   Debentures, issued in connection with the preferred
             1998)                               securities TXU Gas Capital I.
4(oo)        1-12833              4(d)           Amended and Restated Trust Agreement, dated as of July 2,
             Form 8-K                            1998, between TXU Gas,  as  Depositor, and The Bank of
             (filed August 28,                   New York, The   Bank   of  New  York  (Delaware),  and  the
              1998)                              Administrative trustees thereunder.
4(pp)        1-12833              4(e)           Guarantee Agreement with respect to TXU Gas Capital I,
             Form 8-K                            dated as of July 2, 1998, between TXU Gas, as Guarantor,
             (filed August 28,                   and The Bank of New York, as Trustee.
             1998)
4(qq)        1-12833              4(f)           Agreement as to Expenses and Liabilities, dated as of July 1,
             Form 8-K                            1998, between TXU Gas and TXU Gas Capital I.
             (filed August 28,
             1998)
4(rr)        1-12833              4(g)           Indenture (For Unsecured Debt Securities Series D and S
             Form 8-K                            Series E), dated as of July 1, 1998, between TXU Corp. (filed
             August 28,                          and The Bank of New York.
             1998)
4(ss)        1-12833               4(h)          Officers' Certificate, dated July 22, 1998 establishing the terms
             Form 8-K                            of the 6.37% Series D Senior Notes and the 6.50% Series E
             (filed August 28,                   Senior  Notes.
             1998)
4(tt)        1-12833              4(i)           Purchase Contract Agreement, dated as of July 1, 1998,
             Form 8-K                            between TXU Corp.  and  The  Bank  of  New  York with
             (filed August 28,                   respect  to TXU Corp.'s issuance of Feline PRIDES.
                                                 1998)
4(uu)        1-12833              4(j)           Pledge Agreement, dated as of July 1, 1998, among TXU
             Form 8-K                            Corp., The Chase Manhattan Bank and The Bank of New
             (filed August 28,                   York with respect to the Feline PRIDES.
                                                 1998)
4(vv)        1-12833              4(a)           Indenture, (For Unsecured Subordinated Debt Securities),
              Form 8-K                           dated  as of December 1, 1998, between TXU Corp. and
              (filed January 19,                 The Bank of  New York, as Trustee.
             1999)
4(ww)         1-12833             4(b)           Officer's Certificate, dated as of December 30, 1998,
              Form 8-K                           establishing the terms of TXU Corp.'s 7 1/4% Junior
              (filed January 19,                 Subordinated Debentures, Series A issued in
                                                 connection 1999 with the preferred securities of TXU Capital I.
4(xx)        1-12833              4(c)           Amended and Restated Trust Agreement, dated as of
              Form 8-K                           December  30, 1998, between TXU Corp., as Depositor,
              (filed January 19,                 and The Bank of New York, The Bank of New York
              1999)                              (Delaware), and the Administrative Trustees thereunder.

          Previously Filed*
          -----------------
              With
              File                As
Exhibits     Number               Exhibit
--------     ------               -------
4(yy)        1-12833              4(d)           Guarantee Agreement with respect to TXU Capital I,
             Form 8-K                            dated as of December 30, 1998, between TXU Corp.,
             (filed January 19,                  as Guarantor, and The Bank of New York, as Trustee.
             1999)
4(zz)        1-12833              4(e)           Agreement as to Expenses and Liabilities, dated as of
             Form 8-K                            December 30, 1998, between TXU Corp. and TXU
             (filed January 19,                  Capital I.
             1999)
4(aaa)       1-12833              4(a)           Indenture, (For Unsecured Debt Securities Series F),
             Form 10-Q                           dated as of October 1, 1998, between TXU Corp. and The
             (Quarter ended                      Bank of  New York.
              September 30, 1998)
4(bbb)       1-12833              4(b)           Officer's Certificate establishing the terms of TXU Corp.'s
              Form 10-Q                          Mandatory Putable/Remarketable Securities (Series F Notes).
              (Quarter ended
               September 30, 1998)
4(ccc)       1-12833              4(c)           Remarketing Agreement relating to the Series F Notes.
              Form 10-Q
             (Quarter ended
             September 30, 1998)
4(ddd)        1-12833              4(d)          Indenture (For Unsecured Debt Securities Series G), dated as
              Form 10-Q                          of  October 1, 1998, between TXU Corp. and The Bank of
              (Quarter ended                     New York.
              September 30, 1998)
4(eee)        1-12833              4(e)          Officer's Certificate establishing the terms  of TXU
              Form 10-Q                          Corp.'s Floating Rate Senior Notes.
              (Quarter ended
               September 30, 1998)
4(fff)        333-8008 and         4.1           Indenture, dated as of October 16, 1997, among Energy Group
              333-8008-1                         Overseas B.V. (EGO), The Energy Group PLC and The Bank
                                                 of New York, as Trustee.
4(ggg)        333-8008 and         4.2           Form of 7.375% Series B Guaranteed note of EGO Due 2017.
              333-8008-1
4(hhh)        333-8008 and         4.3           Form of 7.500% Series B Guaranteed note of EGO Due 2027.
              333-8008-1
4(iii)        1-12833               4(iii)       Officer's Certificate dated as of December 13, 1999
              Form 10-K                          establishing the terms of TXU Corp.'s 8.70% Junior
              (1999)                             Subordinated Debentures, Series B, issued in connection with the preferred securities of TXU Capital II.
4(jjj)       1-12833              4(jjj)         Amended and Restated Trust Agreement, dated as of
             Form 10-K                           December 13, 1999, between TXU Corp., as Depositor,
             (1999)                              and The Bank of New York, The Bank of New York (Delaware),
                                                 and the Administrative Trustees thereunder.
4(kkk)       1-12833              4(kkk)         Guarantee Agreement with respect to TXU Capital II,
             Form 10-K                           dated as of December 13, 1999, between TXU Corp., as
             (1999)                              Guarantor, and The Bank of New York, as Trustee.

          Previously Filed*
          -----------------
              With
              File                As
Exhibits     Number               Exhibit
--------     ------               -------
4(lll)       1-12833              4(lll)         Agreement as to Expenses and Liabilities, dated as of
                                                 December 13, 1999, between TXU Corp. and TXU Capital II.
4(mmm)       333-82307            4(a)           Indenture (For Unsecured Debt Securities) dated May 1, 1999,
             and 333-82037-1                     among TXU Eastern Funding Company (Funding), TXU Europe and the
                                                 Bank of New York.
4(nnn)       333-82307            4(b)           Officer's Certificate establishing 6.15% senior notes due May
             and 333-82307-1                     15, 2002 and 6.15% exchange senior notes due May 15, 2002, with the forms of notes attached thereto.
4(ooo)       333-82307            4(c)           Officer's Certificate establishing 6.45% senior notes due May
             and 333-82307-1                     15, 2005 and 6.45% exchange senior notes due May 15, 2005, with the forms of notes attached thereto.
4(ppp)       333-82307            4(d)           Officer's Certificate establishing 6.75% senior notes due May
             and 333-82307-1                     15, 2009 and 6.75% exchange senior notes due May 15, 2009, with the forms of notes attached thereto.
4(qqq)       333-82307            4(f)           Deposit Agreement with respect to the senior notes and the
             and 333-82307-1                     exchange senior notes.
4(rrr)       1-12833              4(rrr)         Amended and Restated Trust Agreement, dated as of
             Form 10-K                            March 2, 2000, among TXU Business Services
             (1999)                              Company, TXU Europe, TXU Europe CP, Inc., and The Bank of New
                                                 York, The Bank of New York
                                                 (Delaware), and the
                                                 Administrative Trustees of TXU
                                                 Europe Capital I.
4(sss)       1-12833              4(sss)         Amended and Restated Partnership Agreement of Limited
             Form 10-K                           Partnership,  dated  as of March 2, 2000, of TXU Europe
             (1999)                              Funding I., L.P.

4(ttt)       1-12833              4(ttt)         Preferred Trust Securities Guarantee, dated as of March
             Form 10-K                           2, 2000, between TXU Europe and The Bank of New
             (1999)                              York.
4(uuu)       1-12833              4(uuu)         Preferred Partnership Securities Guarantee, dated as of
             Form 10-K                           March 2, 2000, between TXU Europe and The Bank of
             (1999)                              New York.
4(vvv)       1-12833              4(vvv)         Indenture (for Unsecured Subordinated Debt Securities),
             Form 10-K                           dated as of March 2, 2000, among Funding, TXU Europe
             (1999)                              and The Bank of New York.
4(www)       1-12833              4(www)         Officer's certificate, dated as of March 2, 2000,
             Form 10-K                           establishing the terms of the 9.75% Junior Subordinated
             (1999)                              Deferrable Interest Debentures, Series A due March 2, 2020,
                                                 in connection with the preferred securities of Funding.
4(xxx)       1-12833              4(xxx)         Deposit Agreement, dated as of March 2, 2000, between
             Form 10-K                           the Bank of New York and Funding.
             (1999)
4(yyy)       1-12833              4(yyy)         Indenture (for Unsecured Subordinated Debt Securities),
                                                 Form 10-K dated as of March 2, 2000, among TXU Europe
                                                 Group, (1999) TXU Europe and The Bank of New York.

          Previously Filed*
          -----------------
              With
              File                As
Exhibits     Number               Exhibit
--------     ------               -------
4(zzz)       1-12833              4(zzz)         Officer's Certificate, dated as of March 2, 2000,
             Form 10-K                           establishing the terms of the 9.75% Junior Subordinated
             (1999)                              Deferrable Interest Debentures, Series A due March 2, 2020,
                                                 in connection with the preferred securities of TXU Europe
                                                 Group.
4(A)         1-12833              4(A)           Deposit Agreement, dated as of March 2, 2000, between
             Form 10-K                           The Bank of New York and TXU Europe Group PLC.
             (1999)
4(B)         1-12833              4(B)           Trust Deed relating to a (pound)2,000,000 Euro Medium Term
             Form 10-K                           Note Program (EMTN Program) between Funding, TXU
             (1999)                              Europe and the Law Debenture Trust Corporation, dated
                                                 December 15, 1999.
4(C)         1-12833              4(C)           Pricing supplement with respect to (pound)225,000,000 7.25
             Form 10-K                           percent Notes due 2030 issued pursuant to the EMTN
             (1999)                              program.
4(D)         001-15709            4(a)           Pricing supplement with respect to (pound)100,000,000
             Form 10-Q                           6.88% Notes due 2001 issued pursuant to the EMTN
             (Quarter ended                      program.
             September 30, 2000)
4(E)         001-15709            4(b)           Pricing supplement with respect to (pound)50,000,000,
             Form 10-Q                           7.25% Notes due 2001 issued pursuant to the EMTN
             (Quarter ended                      program.
             September 30, 2000)
4(F)         001-15709            4(w)           Pricing Supplement, dated November 27, 2000, with
             Form 10-K                           respect to L301,000,000 35 Put 5 Resettable Securities
             (2000)                              due 2035 issued pursuant to the EMTN program.
4(G)         001-15709            4(x)           First Supplemental Trust Deed, dated
             Form 10-K                           November 29, 2000, with respect to L301,000,000  35
             (2000)                              Put 5 Resettable Securities due 2035 issued pursuant to
                                                 the EMTN program.
4(H)         001-15709            4(y)           Remarketing Agreement, dated November 29, 2000,
             Form 10-K                           relating to the 35 Put 5 Resettable Securities due
             (2000)                              2035 issued pursuant to the EMTN program.
4(I)         1-3183               4              Officer's certificate dated as of October 17, 2000,
             Form 10-Q                           establishing the terms of the TXU Gas Putable
             Quarter ended                       Asset Term Securities.
             September 30, 2000)
10(a)**      1-12833               10(a)         Deferred and Incentive Compensation Plan of the Texas
             Form 10-Q                           Utilities Company System, as restated effective August 1,
             (Quarter ended                      1997.
             March 31, 1999)
10(b)**      1-12833               10(b)         Restated Salary Deferral Program of the Texas Utilities Company
             Form 10-Q                           System as restated effective April 1, 1998.
             (Quarter ended
             March 31, 1999)

          Previously Filed*
          -----------------
              With
              File                As
Exhibits     Number               Exhibit
--------     ------               -------
10(c)**      1-12833              10(c)          Second Supplemental Retirement Plan for Employees of the
             Form 10-Q                           Texas Utilities Company System, as restated effective August
             (Quarter ended                      11, 1998.
             March 31, 1999)
10(d)**      1-3591               10(d)          Deferred Compensation Plan for Outside Directors of TXU Corp.,
             Form 10-Q                           effective as of July 1, 1995.
             (Quarter ended
             June 30, 1995)
10(e)**      1-12833              10(e)          Long-Term Incentive Plan of the Texas Utilities Company
             Form 10-Q                           System, dated as of June 6, 1998.
             (Quarter ended
             March 31, 1999)
10(f)**      1-12833              10(c)          Split Dollar Life Insurance Program of the Texas Utilities Company
              Form 10-Q                          System, dated as of August 1, 1987.
             (Quarter ended
             March 31, 1999)
10(g)**      333-12391            10(f)          Employment Agreement between TXU Corp. and David W. Biegler.
10(h)**      1-3591               10(e)          Management Transition Agreement, dated as of May 19, 1995
             Form 10-Q                           between TXU Corp. and J.S. Farrington.
             (Quarter ended
             June 30, 1995)
10(i)**      1-12833              10(g)          Description of Compensatory Arrangement with Derek Bonham.
             Form 10-K
             (1998)
10(j)**                                          Employment Agreement, dated March 13, 2000 between TXU Corp.
                                                 and Brian N. Dickie.
10(k)**                                          Employment Agreement, dated June 1, 2000 between TXU Corp.
                                                 and Erle Nye.
10(l)**                                          Employment Agreement, dated July 1, 2000 between TXU Corp.
                                                 and Michael J. McNally.
10(m)**       1-3183              10.8           TXU Gas Deferred Compensation Plan dated September 30, 1994
              Form 10-K                          and Amendment No. 1 thereto dated March 28, 1995,
              (1996)                             Amendment No. 2 dated January 1, 1996, Amendment No. 3 dated
                                                 September 23, 1996, Amendment No. 4 dated November 6, 1996 and
                                                 Amendment No. 5 dated February 18, 1997.
10(n)**       1-3183               10.9          TXU Gas Deferred Compensation Trust dated September 30,
              Form 10-K                          and Amendment No. 1 thereto effective January 1, 1996.
              (1996)
10(o)**       1-3183              10.10          TXU Gas Retirement Income Restoration Plan dated
              Form 10-K                          December 28, 1990 (RIRP), and Amendment No. 1
              (1996)                             thereto dated September 30, 1994, Amendment No. 1-A dated
                                                 February 13, 1996, and Amendment No. 2 effective January 1,
                                                 1996.
10(p)**       1-3183              10(g)          Amendments 3 and 4 dated May 5, 1997 and Amendment 5
              Form 10-K                          dated August 1, 1997, to the RIRP.
              (1998)
10(q)**       1-3591              10(d)          Annual Incentive Plan of the Texas Utilities Company System.
              Form 10-Q
              (Quarter ended
              June 30, 1995)

          Previously Filed*
          -----------------
              With
              File                As
Exhibits     Number               Exhibit
--------     ------               -------
10(r)         1-11668             10(a)          364 Day Competitive Advance and
              Form 10-K                          Revolving Credit Facility Agreement, dated as of February 23,
              (2000)                             2001 among TXU Corp., TXU Electric, TXU Gas, Chase Manhattan Bank of Texas, National Association, as Administrative Agent and
                                                 certain banks listed therein and The Chase Manhattan Bank, as Competitive Advance Facility Agent (US Facility A).
10(s)        1-11668              10(b)          Five-Year Second Amended and Restated Competitive Advance
             Form 10-K                           and Revolving Credit Facility Agreement dated as of February 25,
             (1999)                              2000 among TXU Corp., TXU Electric, TXU Gas, The Chase
                                                 Manhattan Bank, as Competitive Advance Facility Agent and
                                                 Chase Bank of Texas, National Association, as Administrative
                                                 Agent and certain banks listed therein (US Facility B).
10(t)         1-11668             10(e)          Amendment to US Facility B, dated February 23. 2001.
              Form 10-K
              (2000)
10(u)        1-12833              10(a)          Facilities Agreement for Credit Facilities, dated March 24, 1999,
              Form 10-Q                          among TXU Europe Limited, TXU Finance (No. 2) Limited, TXU
              (Quarter ended                     Acquisitions Limited, Chase Manhattan Bank plc, Lehman
              March 31, 1999)                    Brothers International (Europe) and Merrill Lynch Capital Corporation
                                                 and the other banks named therein (Sterling Credit Agreement).
10(v)        001-15709            10(a)          Agreement, dated August 23, 2000, Supplemental to the
              Form 10-Q                          Sterling Credit Agreement.
              (Quarter ended
              September 30,2000)
12                                               Computation of Ratio of Earnings to Fixed Charges and to Fixed Charges and
                                                 Preferred Dividends.
21                                               Subsidiaries of TXU Corp.
23(a)                                            Consent of Counsel to TXU Corp.
23(b)                                            Consent of Deloitte & Touche LLP, Independent Auditors' for TXU Corp.
23(c)                                            Consent of PricewaterhouseCoopers, Independent Accountants
                                                 for TXU Europe Group.
99(a)         1-3591              28(b)          Agreement, dated as of February 12, 1988, between TXU Electric
              Form 10-K                          and Texas Municipal Power Agency.
              (1987)
99(b)         33-55408            99(a)          Agreement, dated as of July 5, 1988, between TXU Electric and
                                                 Tex-La Electric Cooperative of Texas, Inc.
99(c)         33-23532            4(c)(i)        Trust Indenture, Security Agreement and Mortgage, dated as of
                                                 December 1, 1987, as supplemented by Supplement No.
                                                 1 thereto dated as of May 1, 1988 among the Lessor, TXU
                                                 Electric and the Trustee.
99(d)         33-24089            4(c)-1         Supplement No. 2 to Trust Indenture, Security Agreement and
                                                 Mortgage, dated as of August 1, 1988.
99(e)         33-24089            4(e)-1         Supplement No. 3 to Trust Indenture, Security Agreement and
                                                 Mortgage, dated as of August 1, 1988.
99(f)         0-11442             99(c)          Supplement No. 4 to Trust Indenture, Security Agreement and
              Form 10-Q                          Mortgage, including form of Secured Facility Bond, 1993
              (Quarter ended                     Series.
              June 30, 1993)

          Previously Filed*
          -----------------
              With
              File                As
Exhibits     Number               Exhibit
--------     ------               -------
99(g)         33-23532            4(d)           Lease Agreement, dated as of December 1, 1987 between the
                                                 Lessor and TXU Electric as supplemented by Supplement No.
                                                 1 thereto dated as of May 20, 1988 between the Lessor and TXU
                                                 Electric.
99(h)         33-24089            4(f)           Lease Agreement Supplement No. 2, dated as of August 18, 1988.
99(i)         33-24089            4(f)-1         Lease Agreement Supplement No. 3, dated as of August 25, 1988.
99(j)         33-63434            4(d)(iv)       Lease Agreement Supplement No. 4, dated as of December 1,
                                                 1988.
99(k)         33-63434            4(d)(v)        Lease Agreement Supplement No. 5, dated as of June 1, 1989.
99(l)         0-11442             99(d)          Lease Agreement Supplement No. 6, dated as of July 1, 1993.
              Form 10-Q
              (Quarter ended
              June 30, 1993)
99(m)         33-23532            4(e)           Participation Agreement dated as of December 1, 1987, as
                                                 amended by a Consent to Amendment of the Participation
                                                 Agreement, dated as of May 20, 1988, each among the Lessor, the Trustee, the Owner Participant, certain banking
                                                 institutions, Capcorp, Inc. and TXU Electric.
99(n)         33-24089            4(g)           Consent to Amendment of the Participation Agreement, dated as of August 18, 1988.
99(o)         33-24089            4(g)-1         Supplement No. 1 to the Participation Agreement, dated as of
                                                 August 18, 1988.
99(p)         33-24089            4(g)-2         Supplement No. 2 to the Participation Agreement, dated as of
                                                 August 18, 1988.
99(q)         33-63434            4(e)(v)        Supplement No. 3 to the Participation Agreement, dated as of
                                                 December 1, 1988.
99(r)         0-11442             99(e)          Supplement No. 4 to the Participation Agreement, dated as of
              Form 10-Q                          June 17, 1993.
              (Quarter ended
              June 30, 1993)
99(s)         0-11442             4(b)           Supplement No. 1, dated October 25, 1995, to Trust
              Form 10-Q                          Indenture, Security Agreement and Mortgage, dated as of
              (Quarter ended                     December 1, 1989, among the Owner Trustee, TXU Electric
              March 31, 1996)                    and the Indenture Trustee.
99(t)         0-11442             4(c)           Supplement No. 1, dated October 19, 1995, to Amended and
              Form 10-Q                          Restated Participation Agreement, dated as of November 28,
              (Quarter ended                     1989, among the Owner Trustee, The First National Bank of
              March 31, 1996)                    Chicago, As Original Indenture Trustee, the Indenture Trustee,
                                                 the Owner Participant, Mesquite Power Corporation and TXU
                                                 Electric.

          Previously Filed*
          -----------------
              With
              File                As
Exhibits     Number               Exhibit
--------     ------               -------
99(aa)       1-12833              99(a)          Facility Agreement for (pound)250,000,000 Revolving Credit
             Form 10-Q                           Facility, dated May 21, 1998, among Eastern Electricity plc,
             (Quarter ended                      and Chase Manhattan plc, Lehman Brothers International and
             September 30, 1998)                 Merrill Lynch Capital Corporation as Joint Lead Arrangers, and The
                                                 Chase Manhattan Bank, Lehman Commercial Paper Inc. and Merrill
                                                 Lynch Capital Corporation as Underwriters.
99(bb)       1-12833              10(b)          364-day Revolving Credit Agreement for (pound)300,000,000 dated
             Form 10-Q                           August 23, 2000, among TXU Europe Limited, Chase Manhattan plc,
             (Quarter ended                      Chase Manhattan International Limited and the other Banks named
             September 30, 2000)                 therein.
99(cc)       1-12833                             Syndicated Facilities Agreement, dated February 24, 1999, among
              (1998)                             TXU Australia Holdings (Partnership) Limited Partnership (the
              Form-K                             Partnership), certain of its Australia affiliates (Borrowers)
                                                 and The Bank of America National Trust and Savings Association,
                                                 Deutsche Australia Limited, National Australia Bank Limited,
                                                 Toronto Dominion Australia Limited and the other Banks
                                                 named therein (Banks).
99(dd)       1-12833                             Security Trust Deed, dated February 24, 1999, among the
             (1998)                              Partnership, the Borrowers, TXU Corp. and the Banks.
             Form 10-K
99(ee)       1-14576              3.10           Deed of Assignment of Rents, dated as of October 28, 1996,
             Form 20-F,                          among Eastern Merchant Properties Limited (EMPL),
                                                 Eastern dated January 27, Group Finance Limited, Barclays Bank PLC
                                                 (as agent) 1997 and the banks listed therein.
99(ff)       1-14576              3.11           Standby Credit Facility Agreement, dated as of October 28,
             Form 20-F,                          1996, among EMPL and Eastern Merchant Generation
             dated January 27,                   Limited (EMGL) (as borrowers), TXU Europe Group
             1997                                and TXU Europe Power Ltd. (TXU Europe Power) (as guarantors),
                                                 Eastern Electricity plc (EE), The Industrial Bank of Japan, Limited
                                                 (as arranger and agent), The Bank of Nova Scotia, the Dai-ichi
                                                 Kangyo Bank, Limited, The Royal Bank of Scotland plc and Societe
                                                 Generale (as co-arrangers), and the financial institutions listed therein.
99(gg)       1-14576              3.12           Guarantee and Indemnity Deed, dated as of October 28, 1996,
             Form 20-F,                          among TXU Europe Group, TXU Europe Power, EE, Barclays Bank PLC,
             dated January 27,                   Barclays De Zoete Wedd Limited, and the other banks listed therein.
             1997
99(hh)       1-14576              3.13           Deferred Premium Settlement Deed, dated as of October 28,
             Form 20-F,                          1996 among EPML, EMGL, EE, The Industrial Bank of
             dated January 27,                   Japan, Limited (as arranger and agent) and the banks and
             1997                                the participants listed therein.
99(ii)       333-8008 and         4.1            Indenture, dated as of October 16, 1997, among Energy Group
             333-8008-1                          Overseas B.V. (EGO), The Energy Group PLC and The Bank
                                                 of New York, as Trustee.

          Previously Filed*
          -----------------
              With
              File                As
Exhibits     Number               Exhibit
--------     ------               -------
99(jj)       333-8008 and         4.2            Form of 7.375% Series B Guaranteed notes of EGO Due 2017.
             333-8008-1
99(kk)       333-8008 and         4.3            Form of 7.500% Series B Guaranteed notes of EGO Due 2027.
             333-8008-1
99(ll)       333-82307            10(f)-2        Amendment dated July 17, 1998 to the Guarantee and Indemnity
             and 82307-1                         Deed, dated as of October 28, 1996, among Eastern Group, TXU
                                                 Europe Power, EE, Barclays De
                                                 Zoete Wedd Limited, and the
                                                 other banks listed therein.
99(mm)       333-82307            10(f)-3        Amendment dated March 11, 1999 to the Guarantee and Indemnity
             and 82307-1                         Deed, dated as of October 28, 1996 (as amended and restated on
                                                 July 17, 1998), among Eastern Group, TXU Europe Power, EE,
                                                 Barclays Bank PLC, Barclays De Zoete Wedd Limited, and the
                                                 other banks listed therein.
99(nn)       333-82307            10(g)-1        Supplemental Agreement dated July 17, 1998 to the Standby
             and 82307-1                         Credit Facility dated October 28, 1996 among EMPL and EMGL
                                                 (as borrowers), Eastern Group and TXU Europe Power (as
                                                 guarantors), EE, Barclays Capital and The Royal Bank of
                                                 Scotland plc (as arrangers), The Bank of Nova Scotia,
                                                 Bayerische Landesbank Girozentrale, The Dai-Ichi Kangyo Bank,
                                                 Limited, Den Danske Bank Aktieselskab, Nationsbank, N.A.,
                                                 Royal Bank of Canada Europe Limited, The Toronto-Dominion
                                                 Bank and Westdeutsche Landesbank Girozentrale (as co-
                                                 arrangers), The Royal Bank of Scotland plc (as agent), and the financial institutions listed therein (Supplemental
                                                 Agreement).
99(oo)       333-82307            10(g)-2        Amendment dated March 11, 1999 to the Supplemental and 82307-1
                                                 Agreement.
99(pp)       333-82307            10(h)          Pooling and Settlement Agreement dated 30 March 1990, as
             and 82307-1                         amended as of 15 April 1999, among EE, National Grid Company plc and other parties.
99(qq)       333-82307            10(i)          Master Connection and Use of System Agreement dated as
             and 82307-1                         of 30 March 1990 among the National Grid Company plc and its users (including EE).
99(rr)       333-82307            10(j)          Lease of land and premises known as West Burton Ironbridge and 82307-1and Rugeley B Power Stations dated 27 June 1996 from National Power PLC to EMPL and Eastern Group.
99(ss)       333-82307            10(k)          Sublease of land and premises known as West Burton,
                                                 Iron-and 82307-1bridge and Rugeley B Power Stations dated 27 June
                                                 1996 from National EMPL to EMGL and Eastern.
99(tt)       333-82307            10(l)          Lease of commercial premises at High Marnham, Newark,
             and 82307-1                         Nottinghamshire dated 2 July 1996 between PowerGen plc and EMPL.

          Previously Filed*
          -----------------
              With
              File                As
Exhibits     Number               Exhibit
--------     ------               -------
99(uu)       333-82307            10(m)          Underlease of commercial premises at High Marnham, Newark,
             and 82307-1                         Nottinghamshire dated 2 July 1996 between EMPL and EMGL.
99(vv)       333-82307            10(n)          Lease of commercial premises at Drakelow, Burton-on-Trent and 82307-1
                                                 Staffordshire dated 2 July 1996 between PowerGen plc and EMPL.
99(ww)       333-82307            10(n)          Underlease of commercial premises at Drakelow, Burton-on-
             and 82307-1                         Trent, Staffordshire dated 2 July 1996 between EMPL and EMGL.

______________________
*   Incorporated herein by reference.
** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.