Form 10-Q
period 2001-03-31
TXU CORP /TX/
filed 2001-05-14
CIK 1023291

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________


                                   FORM 10-Q

        (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                   -- OR --

        ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                             _____________________

                        Commission File Number 1-12833

                                   TXU Corp.



     A Texas Corporation                         I.R.S. Employer Identification
                                                           No. 75-2669310


           ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                (214) 812-4600

                             _____________________


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


Common Stock outstanding at May 7, 2001:  256,886,397 shares, without par value.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


TABLE OF CONTENTS
---------------------------------------------------------------------------------------------------------------------------

Part I. Financial information                                                                                      Page
                                                                                                                   ----
 Item 1.  Financial Statements

          Condensed Statements of Consolidated Income -
          Three Months Ended March 31, 2001 and 2000.........................................................        3

          Condensed Statements of Consolidated Comprehensive Income  (Loss) -
          Three Months Ended March 31, 2001 and 2000.........................................................        4

          Condensed Statements of Consolidated Cash Flows -
          Three Months Ended March 31, 2001 and 2000.........................................................        5

          Condensed Consolidated Balance Sheets -
          March 31, 2001 and December 31, 2000...............................................................        6

          Notes to Financial Statements......................................................................        7

          Independent Accountants' Report....................................................................       20

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................................................       21

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................       29

Part II. Other Information

 Item 1.  Legal Proceedings..................................................................................       30

 Item 6.  Exhibits and Reports on Form 8-K...................................................................       30

Signature....................................................................................................       31

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           TXU CORP. AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)


                                                                                                            Three Months Ended
                                                                                                                  March 31,
                                                                                                            ------------------
                                                                                                              2001          2000
                                                                                                              ----          ----
                                                                                                            Millions of Dollars,
                                                                                                          Except per Share Amounts
Operating revenues....................................................................................       $8,375        $4,776
                                                                                                             ------        ------
Operating expenses
     Energy purchased for resale and fuel consumed....................................................        6,392         2,896
     Operation and maintenance........................................................................          819           785
     Depreciation and other amortization..............................................................          257           264
     Goodwill amortization............................................................................           55            49
     Taxes other than income..........................................................................          182           160
                                                                                                             ------        ------
           Total operating expenses...................................................................        7,705         4,154
                                                                                                             ------        ------

Operating income......................................................................................          670           622

Other income (deductions) -- net......................................................................           (3)           12
                                                                                                             ------        ------

Income before interest, other charges and income taxes................................................          667           634
                                                                                                             ------        ------

Interest income.......................................................................................           28            36

Interest expense and other charges
     Interest.........................................................................................          372           360
     Distributions on  mandatorily redeemable, preferred
          securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated company:
               TXU obligated..........................................................................            8             7
               Subsidiary obligated...................................................................           19            20
     Preferred stock dividends of subsidiaries........................................................            3             4
     Distributions on preferred securities of subsidiary perpetual
         trust of TXU Europe..........................................................................            4             1
     Allowance for borrowed funds used during
         construction and capitalized interest........................................................           (5)           (2)
                                                                                                             ------        ------
           Total interest expense and other charges...................................................          401           390
                                                                                                             ------        ------

Income before income taxes............................................................................          294           280

Income tax expense....................................................................................           93            87
                                                                                                             ------        ------

Net income............................................................................................          201           193

Preference stock dividends............................................................................            5            --
                                                                                                             ------        ------

Net income available for common stock.................................................................       $  196        $  193
                                                                                                             ======        ======

Average shares of common stock outstanding (millions).................................................          257           272

Per share of common stock:
     Basic earnings...................................................................................        $0.76         $0.71
     Diluted earnings.................................................................................        $0.76         $0.71
     Dividends declared...............................................................................        $0.60         $0.60


See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
        CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)



                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                        ------------------
                                                                                                         2001         2000
                                                                                                        -----        -----
                                                                                                         Millions of Dollars

Net income........................................................................................      $ 201        $ 193

Other comprehensive income (loss) --
    Net change during period, net of tax effects:
        Foreign currency translation adjustments..................................................       (256)         (78)
        Unrealized holding gains on investments
             classified as available for sale.....................................................         55           50
        Gain realized on sale of available for sale securities included in
             other income (deductions) -- net.....................................................         (2)          --
        Cash flow hedges:
                 Cumulative transition adjustment as of January 1, 2001...........................       (132)          --
                 Net change in fair value of derivatives..........................................        (42)          --
                 Amounts realized in earnings during the period...................................          6           --
                                                                                                        -----        -----
                  Total...........................................................................       (371)         (28)
                                                                                                        -----        -----

Comprehensive income (loss).......................................................................      $(170)       $ 165
                                                                                                        =====        =====


See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)

                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                           ---------------------
                                                                                                                2001       2000
                                                                                                              ------      -----
                                                                                                             Millions of Dollars

Cash flows - operating activities
     Net income............................................................................................   $  201      $ 193
     Adjustments to reconcile net income to cash provided by operating activities:
         Depreciation and amortization.....................................................................      343        352
         Deferred income taxes  and investment tax credits - net...........................................      101        (48)
         Gains from the sale of  assets....................................................................       (9)       (13)
         Other.............................................................................................       33         (1)
         Changes in operating assets and liabilities.......................................................     (311)       154
                                                                                                              ------      -----
                       Cash provided by operating activities...............................................      358        637
                                                                                                              ------      -----

Cash flows - financing activities
     Issuances of  securities:
        Long-term debt.....................................................................................       59        444
        Preferred securities of subsidiary perpetual trust of TXU Europe...................................       --        150
        Common stock.......................................................................................        4         --
    Retirements/repurchases of securities:
        Long-term debt/obligations.........................................................................     (621)      (622)
        Common stock.......................................................................................       --       (414)
    Change in notes payable:
        Commercial paper...................................................................................      209        196
        Banks..............................................................................................      (26)       (18)
    Cash dividends paid:
        Common stock.......................................................................................     (154)      (162)
        Preference stock...................................................................................       (6)        --
    Debt premium, discount, financing and reacquisition expenses...........................................       (3)       (11)
                                                                                                              ------      -----
                   Cash  used in financing activities......................................................     (538)      (437)
                                                                                                              ------      -----

Cash flows - investing activities
    Capital expenditures...................................................................................     (319)      (277)
    Acquisitions of businesses.............................................................................     (217)        --
    Proceeds from sale of assets...........................................................................      141        382
    Nuclear fuel...........................................................................................      (11)        --
    Other..................................................................................................      (70)       (31)
                                                                                                              ------      -----
                 Cash provided by (used in) investing activities...........................................     (476)        74
                                                                                                              ------      -----

Effect of exchange rates on cash and cash equivalents......................................................      (18)        (4)
                                                                                                              ------      -----

Net change in cash and cash equivalents....................................................................     (674)       270

Cash and cash equivalents - beginning balance..............................................................    1,039        560
                                                                                                              ------      -----

Cash and cash equivalents - ending balance.................................................................   $  365      $ 830
                                                                                                              ======      =====

See Notes to Financial Statements.

                          TXU CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              March 31,
                                                                                                2001             December 31,
                                                                                            (Unaudited)               2000
                                                                                            ------------         ------------
                                             ASSETS                                                 Millions of Dollars
Current assets:
  Cash and cash equivalents................................................................      $   365              $ 1,039
  Accounts receivable......................................................................        2,591                2,817
  Inventories -- at average cost...........................................................          442                  492
  Merchant energy trading assets...........................................................        1,334                2,187
  Other current assets.....................................................................          316                  618
                                                                                                 -------              -------
      Total current assets.................................................................        5,048                7,153
                                                                                                 -------              -------

Investments................................................................................        3,003                3,005
Property, plant and equipment -- net.......................................................       23,031               23,301
Goodwill...................................................................................        7,196                7,508
Regulatory assets..........................................................................        2,416                2,290
Merchant energy trading assets.............................................................          949                  555
Derivative assets..........................................................................          508                   --
Deferred debits and other assets...........................................................          868                1,178
                                                                                                 -------              -------

      Total assets.........................................................................      $43,019              $44,990
                                                                                                 =======              =======

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable:
    Commercial paper.......................................................................      $ 2,086              $ 1,906
    Banks..................................................................................        1,142                1,266
   Long-term debt due currently............................................................        3,110                2,894
   Accounts payable........................................................................        2,166                2,752
   Merchant energy trading liabilities.....................................................        1,242                2,132
   Other current liabilities...............................................................        1,660                1,849
                                                                                                 -------              -------
      Total current liabilities............................................................       11,406               12,799
                                                                                                 -------              -------

Accumulated deferred income taxes..........................................................        3,946                3,963
Investment tax credits.....................................................................          496                  501
Merchant energy trading liabilities........................................................          924                  369
Derivative liabilities.....................................................................          317                   --
Other deferred credits and noncurrent liabilities..........................................        2,042                2,406
Long-term debt, less amounts due currently.................................................       14,538               15,281

Mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated company:
     TXU obligated.........................................................................          368                  368
     Subsidiary obligated..................................................................          976                  976
Preferred securities of subsidiary perpetual trust of TXU Europe...........................          150                  150
Preferred stock of subsidiaries:
    Not subject to mandatory redemption....................................................          190                  190
    Subject to mandatory redemption........................................................           21                   21
Common stock repurchasable under equity forward contracts, at settlement value.............          146                  190

Contingencies (Note 8)

Shareholders' equity (Note 5)..............................................................        7,499                7,776
                                                                                                 -------              -------

      Total liabilities and shareholders' equity...........................................      $43,019              $44,990
                                                                                                 =======              =======


See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


1. BUSINESS

   TXU Corp. (TXU), a Texas corporation, is a holding company whose principal United States (US) operations are conducted through TXU Electric Company (TXU Electric), TXU Gas Company (TXU Gas), TXU Energy Services Company and TXU Energy Trading Company (TXU Energy Trading). TXU's principal international operations are conducted through TXU International Holdings Limited (TXU International Holdings), which in turn indirectly owns TXU Europe Limited (TXU Europe) and TXU Australia Holdings (Partnership) Limited Partnership (TXU Australia).

   TXU engages in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission, distribution and sale of natural gas; and merchant energy trading, energy services, telecommunications, and other businesses.

   On January 8, 2001, TXU Europe completed the acquisition of 51% of Stadtwerke Kiel AG (Kiel AG), a German municipal utility, for (Pounds)145 million ($217 million). The acquisition of Kiel AG was accounted for as a purchase business combination. At the date of acquisition, Kiel AG had sterling equivalent assets of (Pounds)121 million ($182 million) and liabilities of (Pounds)82 million ($123 million). The process of determining the fair value of assets and liabilities of Kiel AG continues but is expected to be completed within one year of the acquisition date. The preliminary estimate of goodwill is (Pounds)106 million ($150 million) which is being amortized over 40 years. This amount is subject to further revision as additional information becomes available. The results of operations of Kiel AG are reflected in the consolidated financial statements from the January 8, 2001 acquisition date. Pro forma information for the three months ended March 31, 2001 and 2000, reflecting the acquisition of Kiel AG, would not be significantly different from reported amounts.

   Under the terms of the purchase agreement, TXU Europe has the unilateral right to make further capital investments in Kiel AG for specified business development purposes and may, in the process, acquire additional shares, in a new share offering that is made to all shareholders. If the City of Kiel chooses not to participate in such an offering, its current holdings of 49% of Kiel AG could be diluted down to a residual holding of 25.1%.

   The purchase agreement further provides that if the holdings of the City of Kiel exceed 25.1% on the later date of January 8, 2006 or five years after participation by the City of Kiel in a new capital issue, the city may require TXU Europe to purchase all, but not less than all, of those holdings in excess of 25.1%. The City of Kiel's option may be exercised during the two year period after it becomes exercisable at a price per share equal to the fair value (commercial value) of a Kiel AG share on the exercise date, as independently determined by an investment bank.

   In January 2001, TXU Europe entered into a commitment to sell its 19.2% interest in Hidroelectrica del Cantabrico, SA (Hidrocantabrico) to a consortium led by Electricidade de Portugal S.A., a Portugese utility company, and Spanish savings bank Caja de Ahorro de Asturias (Cajastur) for (Euros) 24 per share. TXU Europe waived the pre-emption rights it had over 4.9% of the stock in Hidrocantabrico held by Electrabel SA (Electrabel), an electricity company in Belgium. On April 20, 2001, TXU Europe received net proceeds of (Euros) 522 million ($468 million), realizing a pre-tax profit of approximately (Pounds)50 million ($74 million).

   In February 2001, TXU Europe finalized the sale of its interest in the North Sea gas fields for (Pounds)138 million ($196 million) as a result of its ongoing review of its program to reposition its energy portfolio. TXU Europe received net cash proceeds of (Pounds)97 million ($141 million) and recognized a pre-tax gain of (Pounds)7 million ($9 million), which has been recorded in other income (deductions)-net.

   On August 3, 2000, TXU Europe purchased United Utilities plc's retail energy supply business, Norweb Energi (a division of Norweb plc), for total consideration, including direct costs of the acquisition, of (Pounds)340 million ($496 million). The transaction also included the assumption of certain of Norweb Energi's obligations, including its power purchase agreements, which have been integrated into TXU Europe's energy portfolio.

   The acquisition of Norweb Energi was accounted for as a purchase business combination. The process of determining the fair value of assets and liabilities of Norweb Energi has not been completed. The latest estimate of goodwill is (Pounds)622 million ($881 million) which is being amortized over 20 years. This amount is subject to further revision as additional information becomes available, primarily relating to exit costs and other liabilities assumed at acquisition. The final determination of the purchase accounting adjustments requires additional information and analysis, which is ongoing and is expected to be completed within one year of the acquisition date.

   The results of operations of Norweb Energi are reflected in the consolidated financial statements of TXU from the August 3, 2000 effective date of the acquisition. The following summary of unaudited pro forma consolidated results of TXU's operations reflect the acquisition of Norweb Energi as though it had occurred at the beginning of the comparable period of 2000.

                                                            Three Months
                                                                Ended
                                                              March 31,
                                                                 2000
                                                            ------------
        Operating revenues...........................             $5,301
        Operating income.............................                664
        Net income...................................                208

   The pro forma results above are not necessarily indicative of what the actual results would have been had the acquisition actually occurred at the beginning of the period. Further, the pro forma amounts are not intended to be a projection of future results of the combined companies. In particular, the above amounts do not take into account the expected impact Norweb Energi would have on the timing of earnings from the UK electricity portfolio across the year such that profits in the first and fourth quarters are expected to be reduced, with a more than offsetting increase in the second and third quarters. This arises from constant retail customer prices throughout the year compared with more seasonal wholesale contracts and spot prices.

2. SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation -- The condensed consolidated financial statements of TXU and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and, except for the adoption of the new accounting standard discussed below, on the same basis as the audited financial statements included in its 2000 Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for an interim period may not give a true indication of results for the full year. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and tables in the notes, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

   Change in Accounting Standards -- On January 1, 2001, TXU adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000). All derivatives within TXU have been accounted for pursuant to SFAS No. 133 requirements. TXU enters into derivative transactions within its merchant energy trading activities, which are accounted for on the mark-to-market accounting method. These derivatives have been entered into with the objective of generating profits on, or from exposure to, shifts or changes in market prices. TXU also enters into derivative transactions to hedge market risks related to changes in interest rates, foreign currency exchange rates and commodity prices. TXU has designated, documented and assessed those derivative hedging relationships, the majority of which are cash-flow hedges that require TXU to record the derivative assets or liabilities at their fair value on its balance sheet with an offset in other comprehensive income for the portion of the hedge that is effective according to a method prescribed by SFAS No. 133 in offsetting changes in fair value of the hedged item. Ineffectiveness is recorded in earnings.

   Interest Rate Risk Management -- TXU enters into derivatives to manage exposures to the market risk inherent in fixed rate debt securities and the cash flow risk inherent in variable rate securities. Derivative instruments that are used as part of TXU's interest rate risk-management strategy include interest rate swaps, forward rate agreements, and options contracts. TXU uses derivatives to convert a portion of its variable-rate debt to fixed rates. The resulting cost of funds is lower than it would have been had fixed-rate borrowings been issued directly. Substantially all of these derivatives are designated as cash-flow hedges.

   Foreign Currency Risk Management -- TXU has exposure to foreign currency risks, primarily with the pound sterling and the Australian dollar. TXU Europe and TXU Australia have accessed the US capital markets and issued dollar denominated obligations. TXU enters into currency swaps, options and forwards, where appropriate, to manage foreign currency exposures on foreign currency-denominated transactions. Substantially all of these derivatives are designated as cash flow hedges.

   TXU and its subsidiaries have numerous investments in foreign subsidiaries, and the net assets and earnings of these subsidiaries are exposed to currency exchange-rate volatility. Through March 31, 2001, TXU and its subsidiaries have not entered into derivative transactions to hedge their material net investments in foreign operations, but subsidiaries have used foreign currency-denominated debt as the hedge. On April 30, 2001, TXU Europe entered into a foreign currency swap which has been designated as a hedge of the net investment in a foreign company.

   Energy Price Risk Management -- TXU's electricity and gas operations expose it to market risk related to those commodities. TXU's strategy to manage this risk is to balance the retail load profile with physical and financial commodity contracts in a designated order up to a desired amount of forecasted purchases and sales and to designate them as cash-flow hedges. TXU uses a combination of physical and financial contracts including short- and long-term power purchase and sale agreements, contracts for differences, electricity forward agreements, fuel supply contracts and other contracts in managing these risks.

   Financial Summary -- TXU formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash-flow or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The maximum term over which TXU hedges its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is 26 years. Amounts are removed from other comprehensive income as the underlying transactions occur.

   In accordance with the transition provisions of SFAS No. 133, TXU recorded, as of January 1, 2001 a cumulative effect of $132 million after-tax as a decrease to other comprehensive income to recognize the fair value of all derivatives effective as cash-flow hedging instruments.

   Essentially all of the terms of TXU's derivatives match the terms of the underlying hedged item. As a result TXU experienced minimal hedge ineffectiveness of $1 million (reported as Interest Expense), which represented the total ineffectiveness of all cash-flow hedges, mainly from treasury hedges. There was no ineffectiveness on the cash flow hedges of the energy derivatives.

   As of March 31, 2001, $194 million of net losses included within the net gains/losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified into earnings during the next twelve months. This amount is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the presence of cash flow hedges.

   Ongoing implementation issues being addressed by the Derivatives Implementation Group (DIG) may affect the application of SFAS No. 133. In its normal course of business, TXU enters into commodity contracts that include options to buy or sell certain volumes of the underlying commodity. TXU and its customers use these contracts to provide some of their commodity requirements. TXU evaluated these contracts and determined that they qualified for the normal purchases and sales exception provided by SFAS No. 133. In October 2000, the DIG reached a tentative conclusion that option contracts do not qualify for such exception. In April 2001, the Financial Accounting Standards Board approved this tentative conclusion, and these contracts will be required to be accounted for as derivatives commencing July 1, 2001. TXU is evaluating the impact of this decision.

   There are a number of issues pending before the DIG that may have an impact on the application of SFAS No. 133. Management is unable to predict the ultimate outcome of these issues.

   The effect on net income for the three months ended March 31, 2001 from implementing SFAS No. 133 has not been significant. The majority of derivative contracts are merchant energy trading derivatives and already were being marked-to-market. The remaining derivatives identified are designated as, and are effective as, cash flow hedges, with changes in the fair value of derivatives reflected in other comprehensive income.

   SFAS No. 140 -- Securitization Standard -- SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", is effective for TXU for transfers on or after April 1, 2001. SFAS No. 140 replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and required disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. TXU's sale of receivables programs have been determined to be compliant with the requirements of SFAS No. 140 and therefore will not be impacted by the adoption of this standard.

   Earnings Per Share -- Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the
period reported.   Diluted earnings per share include the effect of potential issuance of common shares resulting from the assumed exercise of all outstanding stock options and settlement of forward stock purchase agreements. TXU has outstanding certain instruments that are convertible into common stock or that may be settled with common stock but do not qualify as dilutive securities for computation of earnings per share. The number of shares of common stock added to the average shares outstanding for the purpose of calculating diluted earnings per share were 181 thousand and 861 thousand for the three months ended March 31, 2001 and 2000, respectively.

3. SHORT-TERM FINANCING

   In January 2001, TXU Europe borrowed an additional (Euros) 182 million ($160 million) at 5.54% per annum under its (Pounds)300 million 364-day revolving credit facility, as part of the financing to acquire Kiel AG. Also in January 2001, the (Pounds)150 million Eastern Electricity revolving credit balance was repaid.

   Accounts Receivable -- TXU Europe continually sells additional receivables to replace those collected. During the three months ended March 31, 2001, TXU Europe sold (Pounds)612 million ($867 million) in receivables under the program. Such sales resulted in no gain or loss. Under the program, TXU Europe has a receivables servicing obligation but does not incur a measurable asset or liability. At March 31, 2001, accounts receivable of TXU Europe were reduced by (Pounds)204 million ($289 million) under the program and (Pounds)5 million ($7 million) of future receivables sold were reflected as other short-term loans on the balance sheet. These amounts bear interest at an annual rate, which was 5.60% at March 31, 2001, based on commercial paper rates plus a margin. TXU Gas continually sells its customer accounts receivable to a wholly-owned bankruptcy-remote subsidiary, which sells undivided interests in these accounts receivable to financial institutions. TXU Electric also has facilities which provide financing through sales of receivables. The amounts and terms of these programs have not changed from December 31, 2000.

4. LONG-TERM DEBT

   US -- On April 12, 2001, the Brazos River Authority issued $120,750,000 aggregate principal amount of Pollution Control Revenue Refunding Bonds, Series 2001A, due October 1, 2030 for TXU Electric. The Brazos River Authority 2001A bonds will bear interest at a rate of 4.95% per annum until the mandatory tender date of April 1, 2004. Proceeds from the issuance and sale of the Brazos River Authority 2001A bonds were used to refund the entire principal amount of the 7-7/8% Brazos River Authority Series 1991A bonds and $20,750,000 of the Brazos River Authority Taxable Series 1993 bonds.

   Europe -- At March 31, 2001, TXU Europe and TXU Finance (No.2) Limited had a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit Agreement). As of March 31, 2001, the Sterling Credit Agreement provided for borrowings of up to (Pounds)1.075 billion ($1.5 billion) and has two facilities: a (Pounds)750 million ($1.1 billion) term facility and a (Pounds)325 million ($460 million) revolving credit facility (Tranche B), both of which terminate on March 2, 2003. The Sterling Credit Agreement allows for borrowings in various currencies with interest rates based on the prevailing rates in effect in the countries in which the borrowings originate. In January 2001, in connection with the acquisition of Kiel AG, TXU Europe borrowed an additional (Euros) 47 million ($41 million) under Tranche B. As of March 31, 2001, (Pounds)750 million ($1.1 billion) of borrowings was outstanding under the term facility at an interest rate of 6.4% per annum. Outstanding Tranche B borrowings and weighted average interest rates in effect at March 31, 2001 consisted of 700 million Norwegian kroner (NOK) ($77 million) at 8.1% per annum and (Euros) 314 million ($276 million) at 5.4% per annum.

   TXU Europe has a (Euros) 2.0 billion Euro Medium Term Note (EMTN) program. Under the EMTN program, TXU Europe may from time to time issue notes on a continuing basis to one or more dealers in an aggregate principal amount outstanding of (Euros) 2.0 billion. At March 31, 2001, there was (Pounds)676 million ($958 million) of various borrowings outstanding under this program with an aggregate weighted average interest rate of 7.1% per annum.

   In January 2001, the outstanding balance of the rent factoring loans due to banks of (Pounds)190 million ($269 million) was repaid.

5.  SHAREHOLDERS' EQUITY

                                                                                                     March 31,
                                                                                                       2001        December 31,
                                                                                                    (Unaudited)        2000
                                                                                                    ----------        ------
Shareholders' equity:
    Preference stock..............................................................................      $  300         $  300
                                                                                                        ------         ------

    Common stock without par value:
          Authorized shares -- 1,000,000,000
          Outstanding shares:  2001 -- 258,138,897 and 2000 -- 258,108,897........................       6,364          6,360
    Common stock repurchasable under equity forward contracts.....................................        (146)          (190)
    Retained earnings.............................................................................       1,863          1,817
    Accumulated other comprehensive loss..........................................................        (882)          (511)
                                                                                                        ------         ------
              Total common stock equity...........................................................       7,199          7,476
                                                                                                        ------         ------

              Total shareholders' equity..........................................................      $7,499         $7,776
                                                                                                        ======         ======

   Common Stock -- At December 31, 2000 and March 31, 2001, TXU had two equity purchase agreements with separate financial institutions to purchase shares of TXU's common stock. The timing and amount of these purchases are made at the direction of management. The repurchase price is the weighted average price per share the financial institutions paid, plus commissions and interest, less dividends. The contracts are recorded at the maximum cash settlement amount that would be required to physically settle the contracts of $146 million at March 31, 2001. On April 16, 2001, TXU purchased 1,252,500 shares of its common stock for $44 million by partially settling one of the equity purchase agreements. TXU expects to close these contracts without purchasing shares in 2001. Settlement of these agreements has no effect on earnings.

6. TRUST SECURITIES

   TXU or Subsidiary Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trusts, Each Holding Solely Junior Subordinated Debentures of TXU or Related Subsidiary (Trust Securities) -- The statutory business trust subsidiaries had Trust Securities and Trust Assets outstanding, as follows:

                                                                Trust Securities                      Trust Assets          Maturity
                                             --------------------------------------------------  ----------------------     --------
                                                   Units (000's)                Amount                   Amount
                                             -------------------------  -----------------------  ----------------------
                                             March  31,   December 31,  March 31,  December 31,  March 31,  December 31,
                                                2001          2000        2001         2000        2001        2000
                                               ------        ------      ------       ------      ------      ------
TXU
---
TXU Capital I
    (7.25% Series)..................           9,200         9,200     $  223        $  223     $  237        $  237          2029
TXU Capital II
    (8.7% Series)...................           6,000         6,000        145           145        155           155          2034
                                              ------        ------     ------        ------     ------        ------
    Total TXU.......................          15,200        15,200        368           368        392           392
                                              ------        ------     ------        ------     ------        ------

TXU Electric
------------

TXU Electric Capital I
    (8.25% Series)..................           5,871         5,871        141           141        155           155          2030
TXU Electric Capital III
    (8.00% Series)..................           8,000         8,000        194           194        206           206          2035
TXU Electric Capital IV
    (Floating Rate Trust
    Securities)(a)..................             100           100         98            98        103           103          2037
 TXU Electric Capital V
    (8.175% Trust  Securities)......             400           400        396           396        412           412          2037
                                              ------        ------     ------        ------     ------        ------
    Total TXU Electric..............          14,371        14,371        829           829        876           876
                                              ------        ------     ------        ------     ------        ------

TXU Gas
-------

TXU Gas Capital I
    (Floating Rate Trust
    Securities)(b)..................             150           150        147           147        155           155          2028
                                              ------        ------     ------        ------     ------        ------

    Total...........................          29,721        29,721     $1,344        $1,344     $1,423        $1,423
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

   Each parent company owns the common trust securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of such trust's Trust Securities.

7. REGULATION AND RATES

  Regulations and Rates -- Certain of TXU's subsidiaries have ongoing proceedings outstanding with various regulatory agencies as of March 31, 2001 that are in different stages of completion. TXU cannot predict the outcome of these proceedings. The status of these proceedings as of March 31, 2001 is not significantly different from their status as set forth in note 13 to Financial Statements, Regulation and Rates, included in the 2000 Form 10-K except as presented below.

   Docket No. 22350 -- Legislation was passed during the 1999 session of the Texas Legislature that will restructure the electric industry in Texas (1999 Restructuring Legislation). As required by the 1999 Restructuring Legislation, in January 2000, TXU Electric filed its business separation plan with the Public Utility Commission of Texas (PUC). In March 2000, TXU Electric filed its application for approval of its unbundled cost of service rates with the PUC. This plan and application lay the foundation for TXU Electric to take part in retail competition to begin in the Texas electricity market. Under the business separation plan, the generation business unit and the retail business unit will become unregulated entities and will be allowed to compete for customers. The transmission and distribution (T&D) business units will be separated into regulated entities and will together represent the regulated part of the business. In addition to the actual T&D charges for delivering electricity, these rates include nuclear decommissioning fund charges, system benefit fund charges and stranded cost recovery charges. In the March 2000 filing, stranded costs were estimated to be approximately $3.7 billion, including the regulatory assets that were part of the Docket No. 21527 proceedings and amounts related to the remand of Docket No. 9300, addressed below. TXU Electric filed an updated stranded cost estimate on August 28, 2000 to reflect various decisions made since Docket No. 22350 was filed. In the August 28, 2000 filing, TXU Electric's stranded costs were estimated to be $2.8 billion. Subsequent to the August 2000 filing, the PUC has required TXU Electric to revise the stranded cost estimate to remove amounts related to regulatory assets, certain environmental expenditures, and the remand of Docket No. 9300, which resulted in a revised estimate of $14 million, including displaced worker costs. On March 7, 2001, the PUC issued an Interim Order requiring TXU Electric to file a revised stranded cost estimate. On March 28, 2001, TXU Electric filed such revised stranded cost estimate of negative $2.2 billion pursuant to that order. On April 9, 2001 the PUC issued another Interim Order that required TXU Electric to file a further revised stranded cost estimate. On April 18, 2001, TXU Electric filed that required revised estimate, which reflected stranded costs of negative $2.7 billion. The PUC is expected to issue a final order on these matters by August 2001. TXU Electric strongly disagrees with the methodology required by the PUC pursuant to which these stranded costs were calculated as being inconsistent with the 1999 Restructuring Legislation and has appealed certain of the PUC's decisions related to this matter to the Travis County, Texas District Court. On April 25, 2001, the PUC issued an interim order that addressed TXU Electric's rates for T&D service that will become effective when retail competition begins. Among other things, that order would require TXU Electric to reverse the effects of the T&D depreciation reclassifications and to refund, over the period from 2002-2006, both the 1998-2000 earnings in excess of the earnings cap as well as an estimate of the 2001 earnings in excess of the earnings cap. The estimate established in Docket No. 22350 is subject to a future market-based "true-up" in 2004.

   Docket No. 9300/Docket No. 22652 -- The PUC's final order (Order) in connection with TXU Electric's January 1990 rate increase request (Docket No.
9300) was ultimately reviewed by the Texas Supreme Court. As a result, an aggregate of $909 million of disallowances with respect to TXU Electric's reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to TXU Electric's earnings, was remanded to the District Court with instructions that it be remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC also was required to reevaluate the appropriate level of TXU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. In connection with the settlement of Docket No. 18490, proceedings in the remand of Docket No. 9300 had been stayed through December 31, 1999. In April 2000, TXU Electric requested that the District Court enter an order remanding Docket No. 9300 to the PUC. On June 9, 2000, the District Court's order of remand was filed with the PUC, and the PUC has assigned the remand proceeding Docket No. 22652. Hearings are currently scheduled for October 2001, and a final decision is expected in 2002.

   Docket No. 22880/Docket No. 23153 -- Because natural gas prices exceeded those in the base fuel factor, on August 4, 2000, TXU Electric filed a request with the PUC in Docket No. 22880 to surcharge the cumulative under-collection of fuel cost revenues that existed as of June 30, 2000, together with interest through November 2000, in the amount of $167 million, and to increase its current fuel factors by 27.6%. On August 31, 2000, the Administrative Law Judge entered an Interim Order, implementing an agreement of the parties, providing for an interim increase in fuel factors of 13.8%, effective September 6, 2000, and a surcharge of TXU Electric's cumulative under-recovery of fuel cost revenues that existed as of July 31, 2000, together with interest through November 2000, in the amount of $315 million to be collected over the fourteen-month period beginning November 2000. On October 13, 2000, TXU Electric filed a Supplemental Application with the PUC requesting its initial 27.6% fuel factor increase instead of the interim increase. In addition, on January 11, 2001, the PUC approved the requested fuel factor increase, effective that date. Also on October 13, 2000, TXU Electric filed a request with the PUC in Docket No. 23153 for a surcharge to recover a $231 million under-collection of fuel cost revenues for the months of August and September 2000. The proposed surcharge was to be collected from January 2001 through December 2001. Docket No. 23153 was subsequently consolidated into Docket No. 22880. On January 11, 2001, the PUC approved TXU Electric's requests in Docket No. 22880 and Docket No. 23153. The PUC also approved the surcharge request filed in Docket No. 23153, effective January 11, 2001 through December 31, 2001.

   Docket No. 23640 -- In February 2001, TXU Electric filed with the PUC a request for a surcharge to recover under-collected fuel cost revenues of $351 million for the months of October 2000 through December 2000, plus estimated under-recoveries of $238 million for the period January 2001 through March 2001 and to increase its current fuel factor by 26.4% over the increase approved in Docket 22880. On March 19, 2001, the Administrative Law Judge struck TXU Electric's request to surcharge the estimated under-recoveries for the January 2001 through March 2001 period. On May 8, 2001, the PUC approved the amount of the surcharge for October 2000 through December 2000 but ruled that surcharging the under-recovery incurred during that period will be deferred for consideration until TXU Electric's true-up proceeding in 2004. The PUC also affirmed the action of the Administrative Law Judge and refused to consider the surcharge for the months of January 2001 through March 2001. The PUC also adopted TXU Electric's proposed fuel factor request with one change that would increase the level of the fuel factor requested by TXU Electric.

   Other -- TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to about $19.8 million in annualized revenue increases, exclusive of changes in gas costs, was granted in 2000. During 2001, rate cases supporting $15.0 million in annualized revenue increases have been filed in 178 cities.

8. CONTINGENCIES

   Legal Proceedings -- UK -- In February 1997, the official government representative of pensioners (Pensions Ombudsman) made a final determination against the National Grid Company plc (National Grid) and its group trustees with respect to complaints by two pensioners in National Grid's section of the Electricity Supply Pension Scheme (ESPS). The determination related to the use of the pension fund surplus resulting from the March 31, 1992 actuarial valuation of the National Grid section to meet certain costs arising from the payment of pensions on early retirement upon reorganization or downsizing. This determination was set aside by the High Court on June 10, 1997, and the arrangements made by National Grid and its group trustees in dealing with the surplus were confirmed. The two pensioners appealed this decision to the Court of Appeal, and judgment was received. The judgment endorsed the Pensions Ombudsman's determination that the corporation was not entitled to unilaterally deal with any surplus. National Grid appealed the decision to the House of Lords and, on April 4, 2001, the appeal was allowed. The House of Lords found that National Grid was entitled to use the surplus funds as they had done. As a result of the decision of the House of Lords, TXU Europe considers that the likelihood of a claim of this nature being made against it to be remote.

   On January 25, 1999, the Hindustan Development Corporation (HDC) issued arbitration proceedings in the Arbitral Tribunal in Delhi, India against The Energy Group PLC (TEG) (now Energy Holdings (No.3) Limited), claiming damages of (Pounds)255 million ($361 million) for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. On November 21, 2000, the Arbitrators issued their decision and dismissed HDC's claim in full, and TEG was liable only for its own legal costs involved in the case, an estimated (Pounds)1 million ($1.4 million). On December 21, 2000, HDC filed a Request for Clarification of the Arbitrators' decision (Request) under Section 33 of the Arbitration and Conciliation Act, the purpose of which is to entitle a party to arbitration to seek clarification of language used in the Arbitrators' decision. TEG filed its response to the Request on January 15, 2001, asserting that the Request was untimely made and that the language used by the Arbitrators needed no clarification. TXU Europe believes that the Arbitrators will have no alternative but to dismiss the Request. The effect of filing the Request, however, has been to stay the time HDC has to file an appeal of the Arbitrators' decision.

   In August 2000, the Spanish Stock Market Commission announced it was opening an investigation as to whether TXU Europe and Electrabel acted in concert over share purchases of Hidrocantabrico in order to avoid making a formal takeover bid. TXU was originally named as a party but is seeking its removal from these proceedings. If the two utilities are found to be in violation of Spanish securities law, they could face a substantial fine and other restrictions. The investigation could last until February 2002. TXU Europe is unable to determine what impact there may be, if any, as a result of the investigation. TXU Europe and TXU believe there has been no violation of Spanish securities laws and are fully cooperating with the investigation.

   General -- In addition to the above, TXU and its subsidiaries are involved in various other legal and administrative proceedings which, in the opinion of management, should not have a material effect upon their financial position, results of operations or cash flows.

   Financial Guarantees -- TXU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $22 million at March 31, 2001, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TXU Electric is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TXU Electric, of $4 million annually for the years 2001 through 2003, $7 million for 2004 and $1 million for 2005. In addition, TXU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TXU Electric has assigned to a municipality all contract rights and obligations of TXU Electric in connection with $42 million principal amount of bonds outstanding at March 31, 2001, that had been issued for similar purposes and previously guaranteed by TXU Electric. TXU Electric is, however, contingently liable in the unlikely event of default by the municipality.

   TXU Europe has guaranteed up to $110 million at March 31, 2001 of certain liabilities that may be incurred and payable by the purchasers of TEG's US and Australian coal business and US energy marketing operations sold in 1998 prior to the acquisition of TEG by TXU. These guarantees are with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the Powder River Coal Company Retirement Plan and the Peabody Coal UMWA Retirement Plan and are subject to certain specified conditions.

9.   SEGMENT INFORMATION

   TXU has five reportable operating segments.

   (1) US Electric - operations involving the generation, purchase, transmission, distribution and sale of electric energy in the north central, eastern and western portions of Texas;

   (2) US Gas - operations involving the purchase, transmission, distribution and sale of natural gas in Texas;

   (3) US Energy - operations involving the purchase and sale of natural gas and electricity and the provision of risk management and retail energy services for the energy industry throughout the US and parts of Canada;

   (4) Europe - operations involving the generation, purchase, distribution, marketing and sale of electricity; the purchase and sale of natural gas; and merchant energy trading; within the UK but increasingly throughout the rest of Europe; and

   (5) Australia - operations involving the generation, purchase, distribution, trading and retailing of electricity and the retailing, storage and distribution of natural gas, primarily in the States of Victoria and South Australia.

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                         --------------------
                                                                                             2001       2000
                                                                                           ------     ------
Operating revenues -
   US Electric.........................................................................    $1,839     $1,363
   US Gas..............................................................................       680        324
   US Energy...........................................................................     2,281      1,039
   Europe..............................................................................     3,365      1,849
   Australia...........................................................................       180        148
   All Other...........................................................................        30         53
                                                                                           ------     ------
           Consolidated................................................................    $8,375     $4,776
                                                                                           ======     ======

Affiliated revenues -
   US Gas..............................................................................    $    4     $    8
   US Energy...........................................................................         1         (1)
   All Other...........................................................................       110         82
   Eliminations........................................................................      (115)       (89)
                                                                                           ------     ------
             Consolidated..............................................................    $   --     $   --
                                                                                           ======     ======

Net income (loss) -
   US Electric.........................................................................    $  157     $  145
   US Gas..............................................................................        39         30
   US Energy...........................................................................       (10)        (8)
   Europe..............................................................................        67         67
   Australia...........................................................................         8         11
   All Other...........................................................................       (60)       (52)
                                                                                           ------     ------
           Consolidated................................................................    $  201     $  193
                                                                                           ======     ======

10.  RESTRUCTURING CHARGES AND OTHER COSTS

   During the three months ended March 31, 2001 and 2000, TXU Europe recorded restructuring charges and other costs of $24 million and $67 million pre-tax ($17 million and $50 million after-tax), respectively. Included in the costs for 2000, was $9 million of costs associated with the offer for Hidrocantabrico. The majority of the remaining costs consisted of asset writedowns and other exit and redundancy costs (severance benefits paid to staff under voluntary retirement programs and related pension benefits), were primarily a result of contracting TXU Europe's customer service operations to Vertex Data Science Limited, the creation of the joint venture 24seven and certain other staff reorganizations.

   For the three months ended March 31, 2001, pre-tax restructuring charges consisted of redundancy costs of $6 million related to termination benefits for 31 employees that had accepted the benefits, $12 million of asset writedowns
and $6 million of other exit costs.   For the three months ended March 31, 2000,
pre-tax restructuring costs consisted of redundancy costs of $24 million related to voluntary termination benefits for 296 employees that have accepted the benefits, $11 million for asset writedowns and $24 million of other exit costs. All of these costs, except the asset writedowns which were charged to depreciation expense, have been recorded in operation and maintenance expense.

   During the three months ended March 31, 2001, $6 million of redundancy costs and $3 million of other exit costs charged during the three months then ended have been paid. There were no payments made during the three months ended March 31, 2000.

11.  SUPPLEMENTARY FINANCIAL INFORMATION

  Accounts receivable -- At March 31, 2001 and December 31, 2000 accounts receivable are stated net of uncollectible accounts of $70 million and $75 million, respectively.

  Inventories by major category --

                                                                                                       March 31,
                                                                                                         2001           December 31,
                                                                                                      (Unaudited)           2000
                                                                                                      -----------       ------------
Materials and supplies...............................................................................    $   230          $   218
Fuel stock...........................................................................................        111              141
Gas stored underground...............................................................................        101              133
                                                                                                         -------          -------
    Total inventories................................................................................    $   442          $   492
                                                                                                         =======          =======


    Property, plant and equipment --
                                                                                                       March 31,
                                                                                                         2001           December 31,
                                                                                                      (Unaudited)           2000
                                                                                                      -----------       ------------
United States (US):
     Electric........................................................................................    $24,245          $24,121
     Gas distribution and pipeline...................................................................      1,539            1,509
     Other...........................................................................................        738              730
                                                                                                         -------          -------
             Total...................................................................................     26,522           26,360
     Less accumulated depreciation...................................................................      8,954            8,750
                                                                                                         -------          -------
              Net of accumulated depreciation........................................................     17,568           17,610
     Construction work in progress...................................................................        528              425
     Nuclear fuel (net of accumulated amortization: 2001 -- $734; 2000 -- $716)......................        172              179
     Held for future use.............................................................................         22               22
     Reserve for regulatory disallowances............................................................       (836)            (836)
                                                                                                         -------          -------
              Net US property, plant and equipment...................................................     17,454           17,400

Europe - Electric and other (net of accumulated depreciation: 2001 -- $560; 2000 -- $594)............      4,062            4,153
Australia - Electric and gas distribution and generation (net of accumulated depreciation:
     2001 -- $209; 2000 -- $226).....................................................................      1,515            1,748
                                                                                                         -------          -------
              Net property, plant and equipment......................................................    $23,031          $23,301
                                                                                                         =======          =======

   Goodwill -- At March 31, 2001 and December 31, 2000, goodwill is stated net of accumulated amortization of $530 million and $504 million, respectively.

   Credit Risk -- Credit risk relates to the risk of loss that TXU would incur as a result of nonperformance by counterparties. TXU maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential counterparties' financial condition (including credit rating), guarantees and collateral requirements and the use of standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.

   California -- The State of California continues to work through its transition to deregulation in an environment of insufficient energy supply compounded by volatile natural gas prices. This situation has financially distressed California's utilities. However, due to the uncertainties surrounding the California power situation, management cannot predict the effects of the California situation on merchant energy trading counterparties, legislation and the capital markets.

   Concentration of Credit Risk -- During the three months ended March 31, 2001, TXU's global merchant energy trading activity and retail operations grew substantially. Systems and procedures have been implemented to continually monitor the counterparty risk exposure throughout its various trading regions. Price and credit risk are evaluated daily within the established trading policies and limits established for the various regions.

   TXU's regional gross exposure to trading and nontrading credit risk (before any netting agreements or reserves) as of March 31, 2001 is as follows:


             Region                                            Gross Exposure
             ------                                            --------------

             US.............................................        $2,242
             Europe.........................................         2,822
             Australia......................................           388
                                                                    ------
             Consolidated...................................        $5,452
                                                                    ======

    These regional concentrations have the potential to affect TXU's overall exposure to credit risk, either positively or negatively, in that the customer base and counterparties may be similarly affected, both regionally and globally, by changes in economic, regulatory, industry, weather or other conditions.

    One customer's global exposure to TXU represented 6% of the gross fair value of TXU's accounts receivable, merchant energy trading assets and derivative assets at March 31, 2001. (This customer represented 9% of TXU Europe's credit risk balance as of the same date.) TXU's counterparties are primarily major energy companies and financial institutions that are considered to be of investment grade, determined using publicly available information including a Standard & Poor's rating of at least BBB-. The risk of loss to TXU arising from non-performance by these counterparties is considered unlikely.

    Based on TXU's policies, its exposures and its credit and other reserves, TXU does not anticipate a materially adverse effect on its financial position or results of operations as a result of nonperformance by a counterparty.

INDEPENDENT ACCOUNTANTS' REPORT



TXU Corp:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Corp. (TXU) and subsidiaries as of March 31, 2001, and the related condensed statements of consolidated income, comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of TXU's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of TXU as of December 31, 2000, and the related statements of consolidated income, comprehensive income, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report, dated February 1, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Dallas, Texas
May 11, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following exchange rates have been used to convert foreign currency denominated amounts into US dollars:

                                                                                    Income Statements
                                                                                     (Average Rates)
                                              Balance Sheet                ------------------------------------
                                 ----------------------------------------              Three Months
                                      March 31,          December 31,                Ended March 31,
                                 -------------------  -------------------  ------------------------------------
                                         2001                 2000                 2001             2000
                                      -------              -------              -------          -------
UK pounds sterling ((Pounds))         $1.4168              $1.4935              $1.4599          $1.6063
Australian dollars (A$)               $0.4858              $0.5599              $0.5325          $0.6317
Euro                                  $0.8792              $0.9421              $0.9247          $0.9882

   Net income available for common stock for the first quarter of 2001 was $196 million ($0.76 per share) compared with $193 million ($0.71 per share) for the first quarter of 2000. Results for the 2001 quarter benefited from the US Electric segment's continued strong revenue and customer growth and weather-related energy sales. The US Gas segment net income increased by 30% for the 2001 quarter compared to the 2000-quarter as a result of rate relief from a revenue enhancement program and increased gas transportation due to colder weather in the first quarter of 2001. The US Energy segment results reflect improved margins offset by higher operation and maintenance expenses related to the development of retail energy services operations and the expansion of trading operations. The Australia segment results reflect increased merchant trading results due to higher energy prices and warmer weather. The Europe segment results remained essentially unchanged in US dollar terms for the first quarter of 2001 compared to 2000. The Europe segment results for the first quarter of 2001 reflect restructuring charges and other costs of approximately $24 million ($17 million after tax) compared to $67 million ($50 million after-tax) of such costs for the first quarter of 2000. The regulatory networks rate reduction implemented in April 2000 and a stronger US dollar offset the growth in Europe's merchant energy trading business and the effects of the Norweb Energi acquisition.

   Revenue of $8.4 billion for the first quarter of 2001 increased 75% from $4.8 billion for the first quarter of 2000. The increase in revenue was driven by increases in merchant energy trading activities from the Europe, US Energy and Australia segments, and increased revenues from the US Electric and US Gas segments due to higher fuel prices, colder weather and customer growth and a revenue enhancement program for the US Gas segment. Revenues for the 2001 quarter were also positively affected by $480 million from TXU Europe's acquisitions of Norweb Energi and Stadtwerke Kiel AG (Kiel AG) in August 2000 and January 2001, respectively.

   Energy purchased for resale and fuel consumed for the first quarter of 2001 were 121% greater than the prior-year first quarter due to higher prices and sales volumes in the US Electric, US Gas and Europe segments and the acquisitions of Norweb Energi and Kiel AG. Operating and maintenance expense was higher in the first quarter of 2001 than the same period of 2000, primarily due to Norweb Energi and Kiel AG operations acquired by the Europe segment, timing of generation maintenance expense and higher transmission costs partially offset by related revenues for the US Electric segment and costs to develop and support retail energy services operations and growth in trading operations for US Energy. These increases were partially offset by a decrease in operation and maintenance expense for the US Gas segment due to the sale of the gas processing business in May 2000. Depreciation and amortization expense decreased 3% in the first quarter of 2001 compared to 2000 primarily reflecting the Norweb Energi and Kiel AG acquisitions, which were more than offset by the exchange rate impact and change in depreciation and depreciable lives in the third quarter of 2000 by TXU Europe. The increase in goodwill amortization primarily reflects the acquisitions of Norweb Energi and Kiel AG.

   The effective tax rate for the 2001 quarter was 32% compared to 31% for 2000. Differences in effective tax rates are primarily attributable to foreign tax credits and other tax benefits associated with non-US operations and state income taxes, partially offset by the effect of non-deductible goodwill amortization.

SEGMENTS

   Revenues and net income by operating segment are shown in Note 9 to Financial Statements.

US Electric
-----------

Segment Highlights

                                                                                             Three Months Ended
                                                                                                 March  31,
                                                                                            --------------------
                                                                                               2001       2000
                                                                                             -------    -------
Revenues (millions):
         Base rate........................................................................   $   995    $   951
         Transmission service.............................................................        44         43
         Fuel.............................................................................       780        354
         Other............................................................................        20         15
                                                                                             -------    -------
                 Total operating revenues.................................................   $ 1,839    $ 1,363
                                                                                             =======    =======
Electric energy sales (gigawatt-hours -- GWh).............................................    24,463     22,543
Degree days (% of normal):
         Heating..........................................................................       109%        63%

   The US Electric segment had net income of $157 million for the three months ended March 31, 2001 compared with net income of $145 million for the three months ended March 31, 2000. Margin for the segment increased by $50 million from increased base rate revenues due to colder weather and customer growth. Operation and maintenance expense increased by $21 million for the first quarter of 2001 compared with the prior period due to the timing of generation maintenance and increased transmission costs partially offset by increases in related revenues. Taxes other than income for the 2001 period increased by $14 million from the 2000 period to the 2001 period due to higher state and local gross receipt taxes and higher regulatory assessments.

US Gas
------

Segment Highlights

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                             --------------------
                                                                                                 2001       2000
                                                                                                -----      -----
Gas distribution:
      Sales volumes (billion cubic feet -- Bcf)............................................        74         49
      Margin (millions)....................................................................     $ 152      $ 122
Pipeline transportation:
      Transportation volumes (Bcf).........................................................       158        141
      Revenues (millions)..................................................................     $  38      $  35
Heating degree days (% of normal)..........................................................       109%        63%

   For the three months ended March 31, 2001, the US Gas segment had net income of $39 million compared with net income of $30 million for the three months ended March 31, 2000. Gas distribution margins improved by $30 million in the first quarter of 2001 over the 2000 period primarily due to rate relief granted and increased volumes distributed. Gas pipeline margins improved by $6 million between the 2000 and 2001 periods due to increased volumes transported. The first quarter of 2000 includes $32 million of margin from the gas processing operations which were sold in May 2000. Operation and maintenance expense decreased by $11 million for the first quarter of 2001 compared to the first quarter of 2000. The gas processing costs in the 2000 quarter were greater than the increased gas distribution expenses in the 2001 quarter. Taxes other than income increased by $7 million for the 2001 period over the 2000 period primarily due to an increase in state and local gross receipts taxes.

US Energy
---------

Segment Highlights

                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                                ------------------
                                                                                                 2001        2000
                                                                                                -----        -----
Trading and marketing volumes:
      Gas  (Bcf)...........................................................................       272         320
      Electric  (GWh)......................................................................     5,359       3,704

   The US Energy segment had a net loss of $10 million for the three months ended March 31, 2001 compared with a net loss of $8 million for the three months ended March 31, 2000. Improved margin for the segment was more than offset by increased operation and maintenance expense and higher interest costs for the 2001 period compared to the 2000 period. Margin for the segment increased by $21 million for the first quarter of 2001 over the 2000 period primarily due to improved trading margins. In the first quarter of 2001, the retail energy services business began signing customers within ERCOT for electricity deliveries following deregulation of the electricity markets in Texas commencing January 1, 2002. The contracts for such deliveries are derivatives; accordingly, the retail energy services business recognized the value of such derivatives, net of related reserves, of $2 million in earnings. Operation and maintenance expense increased by $22 million from the 2000 period to the 2001 period primarily due to the development of retail energy services operations and to support the growth in trading operations. Interest expense increased from $4 million in the 2000 period to $9 million in the 2001 period due to higher borrowings.

Europe
------

Segment Highlights

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                                 -------------------
                                                                                                   2001*       2000
                                                                                                 ------       ------
Sales volumes:
    Electric (GWh).............................................................................    13,029      8,163
    Gas (Bcf)..................................................................................        64         38
    Units distributed (GWh)....................................................................     9,904      9,204
    Wholesale energy sales:
         Electricity (GWh).....................................................................    43,750     24,435
         Gas (Bcf).............................................................................       379        186

Revenues (millions):
    Electric...................................................................................   $  945      $  670
    Gas........................................................................................      271         184
    Distribution...............................................................................      127         189
    Wholesale energy sales.....................................................................    1,823         844
    Intra-segment eliminations and other.......................................................      199         (38)
                                                                                                  ------      ------
               Total...........................................................................   $3,365      $1,849
                                                                                                  ======      ======

*Includes results of Norweb Energi acquired on August 3, 2000 and Kiel AG acquired on January 8, 2001.

   Net income for the three months ended March 31, 2001 and 2000 was $67 million. Included in net income are results for Norweb Energi and Kiel AG acquired on August 3, 2000 and January 8, 2001, respectively. Norweb Energi and Kiel AG contributed $390 million and $90 million in revenues, respectively, for the first quarter of 2001. Net income remained essentially unchanged, reflecting a strong performance in merchant energy trading activities in continental Europe and the UK, operating costs savings and lower levels of restructuring costs, offset by the effect of the lower networks revenues and higher interest and related charges and a stronger US dollar. Net interest expense and other charges were $140 million for the three months ended March 31, 2001 compared with $118 million for the same period in 2000. This increase is primarily due to increased borrowings to fund the Norweb Energi and Kiel AG acquisitions and accelerated amortization of debt issue costs following the early repayment of the rent factoring debt. In addition to the effect of the inclusion of Norweb Energi and Kiel AG, high and volatile UK gas prices benefited the merchant energy trading business and North Sea gas production assets (until their sale in February, resulting in a pretax gain of $9 million). Firmer prices in the Nordic region contributed to strong merchant energy trading results in continental Europe. The expected effect of the Norweb Energi acquisition on operating income is to alter the timing of earnings from the UK electricity portfolio across the year such that profits in the first and fourth quarters are reduced with a more than offsetting increase in the second and third quarters. This arises from constant retail customer prices throughout the year compared with more seasonal wholesale contracts and spot prices.

   Revenues of $3.4 billion for the three months ended March 31, 2001 were up 82% compared with $1.8 billion for the three months of 2000. The improvement was principally a result of increased trading volumes, particularly in merchant energy trading activities and the inclusion of the results of Norweb Energi and Kiel AG, partially offset by decreased revenues in the networks segment resulting from the April 1, 2000 OFGEM distribution price review.

   During the three months ended March 31, 2001 and 2000, TXU Europe recorded restructuring charges and other costs of $24 million and $67 million pre-tax ($17 million and $50 million after-tax), respectively. Included in the costs for 2000, was $9 million of costs associated with the offer for Hidrocantabrico. The remaining costs, which consisted of asset writedowns and other exit and redundancy costs (severance benefits paid to staff under voluntary retirement programs and related pension benefits), were primarily a result of contracting TXU Europe's customer service operations to Vertex Data Science Limited, the creation of the 24seven joint venture and for certain other staff reorganizations.

Australia
---------

Segment Highlights
                                                      Three Months Ended
                                                           March 31 ,
                                                     -------------------
                                                       2001*      2000
                                                      -----      -----
Sales volumes:
     Electric (Gwh)...............................    1,251      1,343
     Gas (Bcf)....................................       13         14

Revenues (millions):
     Electric.....................................     $ 77       $ 88
     Gas..........................................       30         33
     Other........................................       73         27
                                                       ----       ----
              Total...............................     $180       $148
                                                       ====       ====

*Includes results of Optima Energy Pty. acquired on May 4, 2000.

   Net income for the quarter ended March 31, 2001 was $8 million compared with $11 million for the same period in 2000. The decrease in net income is primarily due to the $8 million after-tax gain from the sale of Enetech reported in the first quarter of 2000 and the effects of competitive pressures experienced with customer contract renewals in July 2000. Excluding these items, net income improved over the 2000 period. The improved results for the 2001 quarter are primarily due to an increase in merchant trading results in 2001 compared to 2000.

   The increase in other revenues in the first quarter of 2001 compared to the same period in 2000 is due to an increase in merchant energy trading results from expansion of the trading business, higher energy prices, warmer weather and the addition of the Torrens Island generation station (Optima Energy Pty) in May 2000. The decrease in electricity revenues for the first quarter of 2001 compared to the same period in 2000 reflects a $14 million effect of the increase in the US dollar to Australian dollar exchange rate.

Comprehensive Income
--------------------

   The losses from currency translation adjustments for both periods reflect the substantial movement in exchange rates between the US dollar and the UK pound sterling and the Australian dollar. The unrealized holding gains (losses) on investments are primarily related to market changes in the value of investments held by TXU Europe and TXU.

   The implementation of Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" resulted in a cumulative effect reduction of $132 million net of tax in Other Comprehensive Income (OCI) as of January 1, 2001. During the quarter ended March 31, 2001 the change in fair value of cash-flow hedges was a reduction of $42 million after tax while $6 million after tax of the deferred amount was recognized in earnings. See Note 2 to Financial Statements for additional information.

   The implementation of SFAS No. 133 has had minimal effect on TXU's results of operations. The merchant energy trading businesses in the US, Europe and Australia use mark-to-market accounting for their trading activities. Merchant energy trading transactions which are derivatives pursuant to SFAS No. 133 also are required to be accounted for using mark-to-market accounting. Therefore SFAS No. 133 has not affected merchant energy operating results.

   TXU has historically used, and will continue to use, other derivatives which are highly effective in offsetting future cash flow volatility in interest rates, currency exchange rates and energy commodities, essentially converting variable arrangements to fixed arrangements. The fair value of derivatives that are effective as cash-flow hedges are recorded as derivative assets or liabilities with an offset in OCI. Accordingly, the principal impact of SFAS No. 133 has been on the balance sheet.

   The balance sheet value of these derivative assets or liabilities can change significantly from quarter to quarter based on changes in market expectations of economic events, such as the recent drop in US interest rates and changes in actual and expected natural gas and electricity prices. The fair value of these cash-flow hedge derivatives is determined each quarter based on actual and forecasted interest rates, currency rates and commodity prices. Consistent with the above, the effect of changes in fair value is reflected in the derivative asset or liability and in OCI.

   The amounts included within OCI reflect the value of the cash-flow hedges based on current market conditions and therefore the amount for which the hedge will be used in the future to offset the impact of expected changes in variable
prices.   Consistent with hedge accounting prior to SFAS No. 133, the effects of the hedged transaction will be recorded in the statement of income as the related transaction is actually settled.

   The disclosure in Note 2 to the Financial Statements of the amount of derivative gains and losses "expected to be reclassified into earnings during the next twelve months" represents the projected value of the hedge over the next twelve months relative to what would be recorded had the hedge transaction not been entered into. The amount is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the presence of cash-flow hedges.

Credit Risk
-----------

   See Note 11 to Financial Statements for information on credit risk.

FINANCIAL CONDITION

Liquidity and Capital Resources

   For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU's 2000 Form 10-K. No significant changes or events that might affect the financial condition of TXU have occurred subsequent to year-end other than as disclosed herein.

   Cash Flows -- Cash flows provided by operating activities before changes in operating assets and liabilities for the three months ended March 31, 2001 were $669 million compared with $483 million for the comparable period in 2000. Changes in operating assets and liabilities for the three months ended March 31, 2001 used $311 million compared with $154 million provided in the same period of 2000. Principal items affecting changes in operating assets and liabilities were increases in under-recovered fuel revenues since December 31, 2000 of $97, the return of $270 million margin deposits to the US Energy segment and overall timing difference between accounts receivable and payable.

   Cash flows used in investing activities for the three months ended March 31, 2001 were $476 million compared to $74 million provided in the 2000 period. The 2000 period benefited from the receipt of net proceeds from the sale of assets totaling $382 million. Cash of $217 million was used in the first quarter of 2001 for acquisitions, primarily Kiel AG at TXU Europe. Capital expenditures were $319 million for the current three-month period compared with $277 million for the comparable period in 2000.

   On January 8, 2001, TXU Europe completed the acquisition of 51% of Kiel AG, for (Pounds)145 million ($217 million). The results of operations of Kiel AG are reflected in the consolidated financial statements from the January 8, 2001 acquisition date.

   In January 2001, TXU Europe entered into a commitment to sell its 19.2% interest in Hidroelectrica del Cantabrico, SA (Hidrocantabrico). On April 20, 2001, TXU Europe received net proceeds of (Euros) 522 million ($468 million).

   In February 2001, TXU Europe finalized the sale of its interest in the North Sea gas fields for (Pounds)138 million ($196 million) as a result of its ongoing review of its program to reposition its energy portfolio. TXU Europe received net cash proceeds of approximately (Pounds)97 million ($141 million).

   TXU will pursue potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and will dispose of nonstrategic assets to allow redeployment of resources into faster growing opportunities in an effort to enhance the long-term return to its shareholders.

   TXU or its predecessor have declared common stock dividends payable in cash in each year since incorporation in 1945. TXU paid a quarterly dividend of $0.60 a share in April 2001. The Board of Directors of TXU, at its May 2001 meeting, declared a quarterly dividend of $0.60 a share, payable July 2, 2001 to shareholders of record on June 8, 2001. Future dividends may vary depending upon TXU's profit levels and capital requirements as well as financial and other conditions existing at the time.

   TXU anticipates that, in connection with the business separation plan required by legislation passed in 1999 to restructure the electric utility industry in Texas, its subsidiaries will refinance certain outstanding securities in the capital markets in order to properly capitalize the separated businesses.

          At March 31, 2001, TXU had two equity purchase agreements with separate financial institutions to purchase shares of TXU's common stock. The timing and amount of these purchases are made at the direction of management. The repurchase price is the weighted average price per share the financial institutions paid plus commissions and interest less dividends. The contracts are recorded at the maximum cash settlement amount required to physically settle the contracts of $146 million at March 31, 2001. On April 16, 2001, TXU purchased 1,252,500 shares of its common stock for $44 million by partially settling one of the equity purchase agreements. TXU expects to close these contracts without purchasing shares in 2001.

   External funds of a permanent or long-term nature are obtained through the issuance of common stock, preference and preferred stock, trust securities and long-term debt by TXU and subsidiaries. The capitalization ratios of TXU at March 31, 2001 consisted of approximately 61% long-term debt, 6% preferred securities of subsidiary trusts, 2% preference and preferred stock, 1% common stock repurchasable under equity forward contracts and 30% common stock equity. Restricted cash of $988 million pledged against TXU Europe lease obligations is included in other investments. Applying the cash pledged against related lease obligations, the capitalization ratios consisted of 59% long-term debt, 6% preferred securities of subsidiary trusts, 2% preference and preferred stock, 1% common stock repurchasable under equity forward contracts and 32% common stock equity.

   Issuances and Retirements -- During the three months ended March 31, 2001, TXU issued, redeemed, reacquired or made scheduled principal payments on preference stock, long-term debt and trust securities, as follows:

                                                      Issuances      Retirements
                                                      ---------      -----------
TXU Corp:
      Long-term debt.............................         $--            $ 39

TXU Electric:
      Long-term debt.............................          --              31

TXU Europe:
      Revolving Credit Facility (Tranche B)......          49               6
      Long-term debt.............................          10             540


All Other Subsidiaries...........................          --               5
                                                          ---            ----


       Total.....................................         $59            $621
                                                          ===            ====

   At March 31, 2001, TXU, TXU Electric and TXU Gas had no borrowings outstanding under the US Credit Agreements described in Note 4 of TXU's 2000 Form 10-K. Letters of credit outstanding under the agreements were $358 million as of March 31, 2001. The US Credit Agreements primarily support commercial paper borrowings. At March 31, 2001, outstanding commercial paper borrowings supported by both facilities totaled $1.9 billion.

   Financing Arrangements TXU, TXU Electric, TXU Gas and other subsidiaries of TXU may issue additional debt and equity securities as needed, including the possible future sale: (i) by TXU Electric of up to $25 million of Cumulative Preferred Stock and an aggregate of $924 million of cumulative preferred stock, first mortgage bonds, debt securities and/or preferred securities of subsidiary trusts, and (ii) by TXU Gas of up to $400 million of debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933. In addition, TXU may issue up to $340 million of debt securities and up to an aggregate of $335 million of debt securities, preference stock, and/or preferred securities of subsidiary trusts, all of which are currently registered with the SEC for offering pursuant to Rule 415 under the Securities Act of 1933.

   No other substantive changes to financing arrangements have occurred subsequent to December 31, 2000 except as described in Note 3 to Financial Statements. See Notes 3, 4, 5 and 6 to Financial Statements for further details concerning financing and capitalization.

REGULATION AND RATES

   UK -- New Electricity Trading Arrangements (NETA) -- NETA was implemented in the UK on March 27, 2001, replacing the Pooling and Settlement Agreement (the
Pool) arrangements for wholesale electricity trading in England and Wales. NETA provides those companies wishing to buy and sell electricity the freedom to enter into directly negotiated contracts instead of having to trade through the Pool. Under the new arrangements, bulk electricity is traded through a variety of bilateral and physical contracts. Market participants include not only generators and suppliers but also traders, such as energy wholesalers, with physical positions. Accordingly, implementation of NETA has eliminated the Pool. The new arrangements provide mechanisms for near real-time clearing and settlement of differences between contractual and physical positions of those buying, selling, producing and consuming electricity. A balancing mechanism enables the system operator (National Grid Company) to change levels of generation and demand to near real-time; and a mechanism for imbalance settlement provides for the settling of the differences between net physical and net contractual position of parties. TXU Europe is currently evaluating what impact the implementation of NETA will have on its financial position, results of operations or cash flows.

   Australia -- TXU Australia is subject to regulation by the Office of the Regulator General (ORG). On September 21, 2000, the ORG published its final decision in the 2001 Electricity Distribution Price Review. The decision will cause TXU Australia's electricity distribution revenue for 2001 to be approximately A$16 million ($9 million) lower than for 2000. TXU Australia appealed the decision to the ORG Appeal Panel on October 2, 2000. The price path for TXU Australia's electricity distribution tariffs effective from January 1, 2001 until at least December 31, 2005 was redetermined on December 1, 2000. TXU Australia has challenged the decision and the redetermination in the Victorian Supreme Court. The appeal was heard during March and April 2001. The Judge has reserved his decision.

   Retail prices for customers whose usage is above 160 MWh/year are subject to competitive forces and are not regulated. Customers who use 40 MWh/year or more have been able to choose their retailer since January 1, 2001. The government has the power to regulate retail prices for electricity customers with a usage below 160 MWh/year until 2003.

   The distribution tariffs applicable to TXU Australia's gas distribution network are effective until December 31, 2002, at which time a price review process will occur prior to new tariffs being approved by the ORG for the next five-year period. After the next period, prices will be set for periods nominated by TXU Australia and approved by ORG.

   Gas retail customers with loads above 460,000 Mcf/year are currently subject to competition. Customers with loads between 4,600 Mcf/year and 460,000 Mcf/year will be able to choose their retailers after September 1, 2001 and, the remaining customers at a date yet to be confirmed, currently expected to be May 1, 2002.

   Although TXU cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in the 2000 Form 10-K and this Form 10-Q, which might significantly alter its financial position, results of operations or cash flows. See Note 7 to the Financial Statements for discussion of rates and regulation related to US Electric Segment.

CHANGES IN ACCOUNTING STANDARDS

   Changes in Accounting Standards -- See Note 2 to Financial Statements for discussion of changes in accounting standards.

FORWARD-LOOKING STATEMENTS

   This report and other presentations made by TXU contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU believes that in making such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU's 2000 Form 10-K, as well as general industry trends; implementation of the Texas electricity deregulation legislation and other legislation; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; and access to adequate transmission facilities to meet changing demands, among others, that could cause the actual results of TXU to differ materially from those projected in such forward-looking statements.

   Any forward-looking statement speaks only as of the date on which such statement is made, and TXU undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for TXU to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in TXU's 2000 Form 10-K and is therefore not presented herein.

PART II.  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

   Legal Proceedings -- UK -- In February 1997, the official government representative of pensioners (Pensions Ombudsman) made a final determination against the National Grid Company plc (National Grid) and its group trustees with respect to complaints by two pensioners in National Grid's section of the Electricity Supply Pension Scheme (ESPS). The determination related to the use of the pension fund surplus resulting from the March 31, 1992 actuarial valuation of the National Grid section to meet certain costs arising from the payment of pensions on early retirement upon reorganization or downsizing. This determination was set aside by the High Court on June 10, 1997, and the arrangements made by National Grid and its group trustees in dealing with the surplus were confirmed. The two pensioners appealed this decision to the Court of Appeal, and judgment was received. The judgment endorsed the Pensions Ombudsman's determination that the corporation was not entitled to unilaterally deal with any surplus. National Grid appealed the decision to the House of Lords and, on April 4, 2001, the appeal was allowed. The House of Lords found that National Grid was entitled to use the surplus funds as they had done. As a result of the decision of the House of Lords, TXU Europe considers that the likelihood of a claim of this nature being made against it is remote.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits filed as part of Part II are:

           15 Letter from independent accountants as to unaudited interim financial information

           99 Condensed Statements of Consolidated Income -- Twelve Months Ended March 31, 2001 and 2000.

   (b)     Reports on Form 8-K filed since December 31, 2000:

               Date of Report          Item Reported
               --------------          -------------

               April  27, 2001         Other items

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                  TXU CORP.



                                           By  /s/ Biggs C. Porter
                                              --------------------

                                                   Biggs C. Porter
                                                   Controller and Principal
                                                   Accounting Officer


Date:  May 11, 2001