Form 10-Q
period 2001-06-30
TXU CORP /TX/
filed 2001-08-10
CIK 1023291

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                    -- OR --

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                         Commission File Number 1-12833

                                    TXU CORP.

A Texas Corporation                           I.R.S. Employer Identification No.
                                                          75-2669310

            ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                 (214) 812-4600

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

COMMON STOCK OUTSTANDING AT AUGUST 8, 2001: 257,382,549 shares, without par value.

================================================================================

TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----

      ITEM 1. FINANCIAL STATEMENTS

         Condensed Statements of Consolidated Income -
         Three and Six Months Ended June 30, 2001 and 2000 ................    1

         Condensed Statements of Consolidated Comprehensive Income -
         Three and Six Months Ended June 30, 2001 and 2000 ................    2

         Condensed Statements of Consolidated Cash Flows -
         Six Months Ended June 30, 2001 and 2000 ..........................    3

         Condensed Consolidated Balance Sheets -
         June 30, 2001 and December 31, 2000 ..............................    4

         Notes to Financial Statements ....................................    5

         Independent Accountants' Report ..................................   19

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS .........................   20

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..   31

PART II. OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS ...........................................   32

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........   32

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ............................   33

SIGNATURE .................................................................   34


                                       (i)

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           TXU CORP. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                        JUNE 30,                        JUNE 30,
                                                                ------------------------        -----------------------
                                                                  2001            2000            2001           2000
                                                                --------        --------        --------       --------
                                                                     MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS

Operating revenues .....................................        $ 6,127         $ 4,592         $14,502        $ 9,368
                                                                -------         -------         -------        -------
Operating expenses
     Energy purchased for resale and fuel consumed .....          4,145           2,902          10,537          5,798
     Operation and maintenance .........................            896             658           1,715          1,443
     Depreciation and other amortization ...............            248             257             505            521
     Goodwill amortization .............................             54              48             109             97
     Taxes other than income ...........................            200             159             382            319
                                                                -------         -------         -------        -------
           Total operating expenses ....................          5,543           4,024          13,248          8,178
                                                                -------         -------         -------        -------

Operating income .......................................            584             568           1,254          1,190

Other income (deductions)--net .........................             61             121              58            133
                                                                -------         -------         -------        -------
Income before interest, other charges and income taxes .            645             689           1,312          1,323
                                                                -------         -------         -------        -------

Interest income ........................................             26              31              54             67

Interest expense and other charges
     Interest ..........................................            345             368             717            728
     Distributions on mandatorily redeemable, preferred
          securities of subsidiary trusts, each holding
          solely junior subordinated debentures of the
          obligated company:
               TXU obligated ...........................              7               8              15             15
               Subsidiary obligated ....................             20              19              39             39
     Preferred stock dividends of subsidiaries .........              4               3               7              7

     Distributions on preferred securities of subsidiary
          perpetual trust of TXU Europe ................              3               4               7              5
     Allowance for borrowed funds used during
         construction and capitalized interest .........             (7)             (3)            (12)            (5)
                                                                -------         -------         -------        -------
           Total interest expense and other charges ....            372             399             773            789
                                                                -------         -------         -------        -------

Income before income taxes .............................            299             321             593            601

Income tax expense .....................................             92              94             185            181
                                                                -------         -------         -------        -------

Net income .............................................            207             227             408            420

Preference stock dividends .............................              6              --              11             --
                                                                -------         -------         -------        -------
Net income available for common stock ..................        $   201         $   227         $   397        $   420
                                                                =======         =======         =======        =======

Average shares of common stock outstanding (millions) ..            256             263             257            268

Per share of common stock:
     Basic earnings ....................................        $  0.78         $  0.87         $  1.55        $  1.57
     Diluted earnings ..................................        $  0.78         $  0.87         $  1.55        $  1.57
     Dividends declared ................................        $  0.60         $  0.60         $  1.20        $  1.20

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                               JUNE 30,             JUNE 30,
                                                                         ------------------     -----------------
                                                                           2001       2000       2001       2000
                                                                          ------     ------     ------     ------
                                                                                    MILLIONS OF DOLLARS

Net income ..........................................................     $ 207      $ 227      $ 408      $ 420
                                                                          -----      -----      -----      -----

Other comprehensive income (loss) --
     Net change during period, net of tax effects:
          Investments classified as available for sale:
               Unrealized holding gains .............................        --         11         55         61
               Reclassification of net gain realized on sale of
                  investments to other income (deductions) - net ....       (50)        --        (52)        --

        Cumulative currency translation adjustment ..................         9       (162)      (247)      (240)

        Cash flow hedges:
               Cumulative transition adjustment as of January 1, 2001        --         --       (132)        --
               Net change in fair value of derivatives ..............       (47)        --        (89)        --
               Discontinued cash flow hedges ........................        10         --         10         --
               Amounts realized in earnings during the period .......       103         --        109         --
                                                                          -----      -----      -----      -----
                       Total ........................................        25       (151)      (346)      (179)
                                                                          -----      -----      -----      -----
Comprehensive income ................................................     $ 232      $  76      $  62      $ 241
                                                                          =====      =====      =====      =====

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                        ----------------------
                                                                                          2001          2000
                                                                                        --------      --------
                                                                                        MILLIONS  OF DOLLARS

Cash flows - operating activities
     Net income ..................................................................      $   408       $   420
     Adjustments to reconcile net income to cash provided by operating activities:
         Depreciation and amortization ...........................................          675           697
         Deferred income taxes and investment tax credits - net ..................          102           (35)
         Gains from sale of assets ...............................................          (88)         (119)
         Other ...................................................................           25            65
         Changes in operating assets and liabilities .............................         (530)         (234)
                                                                                        -------       -------
                       Cash provided by operating activities .....................          592           794
                                                                                        -------       -------

Cash flows - financing activities
    Issuances of securities:
        Long-term debt ...........................................................        1,125           761
        Preferred securities of subsidiary perpetual trust of TXU Europe .........           --           150
        Preference stock .........................................................           --           300
        Common stock .............................................................            1             1
    Retirements/repurchases of securities:
        Long-term debt/obligations ...............................................       (1,386)       (1,433)
        Common stock .............................................................          (44)         (414)
    Change in notes payable:
        Commercial paper .........................................................          204           528
        Banks ....................................................................         (346)          338
    Cash dividends paid:
        Common stock .............................................................         (309)         (321)
        Preference stock .........................................................          (11)           --
    Other ........................................................................          (12)          (20)
                                                                                        -------       -------
                   Cash  used in financing activities ............................         (778)         (110)
                                                                                        -------       -------

Cash flows - investing activities
    Capital expenditures .........................................................         (796)         (615)
    Acquisitions of businesses ...................................................         (217)         (339)
    Proceeds from sale of assets .................................................          630           627
    Nuclear fuel .................................................................          (11)          (38)
    Other ........................................................................         (118)         (211)
                                                                                        -------       -------
                 Cash  used in investing activities ..............................         (512)         (576)
                                                                                        -------       -------

Effect of exchange rates on cash and cash equivalents ............................          (45)          (39)
                                                                                        -------       -------

Net change in cash and cash equivalents ..........................................         (743)           69

Cash and cash equivalents - beginning balance ....................................        1,039           560
                                                                                        -------       -------

Cash and cash equivalents - ending balance .......................................      $   296       $   629
                                                                                        =======       =======

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,
                                                                          2001     DECEMBER 31,
                                                                      (UNAUDITED)     2000
                                                                      -----------  ------------
                                     ASSETS                              MILLIONS OF DOLLARS

Current assets:
      Cash and cash equivalents ..................................      $   296      $ 1,039
      Accounts receivable ........................................        2,294        2,817
      Inventories -- at average cost .............................          593          492
      Merchant energy trading assets .............................        1,445        2,187
      Other current assets .......................................          398          618
                                                                        -------      -------
              Total current assets ...............................        5,026        7,153
                                                                        -------      -------

Investments ......................................................        2,605        3,005
Property, plant and equipment -- net .............................       23,300       23,301
Goodwill .........................................................        7,182        7,508
Regulatory assets ................................................        2,395        2,290
Merchant energy trading assets ...................................          885          555
Derivative assets ................................................          505           --
Deferred debits and other assets .................................          902        1,178
                                                                        -------      -------

              Total assets .......................................      $42,800      $44,990
                                                                        =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Notes payable:
            Commercial paper .....................................      $ 2,092      $ 1,906
            Banks ................................................          849        1,266
       Long-term debt due currently ..............................        2,829        2,894
       Accounts payable ..........................................        2,025        2,752
       Merchant energy trading liabilities .......................        1,212        2,132
       Other current liabilities .................................        1,753        1,849
                                                                        -------      -------
              Total current liabilities ..........................       10,760       12,799
                                                                        -------      -------

Accumulated deferred income taxes ................................        3,991        3,963
Investment tax credits ...........................................          490          501
Merchant energy trading liabilities ..............................          676          369
Derivative liabilities ...........................................          271           --
Other deferred credits and noncurrent liabilities ................        2,086        2,406
Long-term debt, less amounts due currently .......................       15,130       15,281

Mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the
     obligated company:
            TXU obligated ........................................          368          368
            Subsidiary obligated .................................          976          976
Preferred securities of subsidiary perpetual trust of TXU Europe .          150          150
Preferred stock of subsidiaries:
            Not subject to mandatory redemption ..................          190          190
            Subject to mandatory redemption ......................           21           21
Common stock repurchasable under equity forward contracts,
     at settlement value .........................................           --          190

Contingencies (Note 8)

Shareholders' equity (Note 5) ....................................        7,691        7,776
                                                                        -------      -------

              Total liabilities and shareholders' equity .........      $42,800      $44,990
                                                                        =======      =======

  See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. BUSINESS

      TXU Corp. (TXU), a Texas corporation, is a global energy services company whose principal United States (US) operations are conducted through TXU Electric Company (TXU Electric), TXU Gas Company (TXU Gas), TXU Energy Services Company and TXU Energy Trading Company (TXU Energy Trading). TXU's principal international operations are conducted through TXU International Holdings Limited (TXU International Holdings), which in turn indirectly owns TXU Europe Limited (TXU Europe) and TXU Australia Holdings (Partnership) Limited Partnership (TXU Australia).

      TXU engages in electric and natural gas services, electricity generation, merchant energy trading, energy marketing, energy delivery, telecommunications, and other energy-related services.

      ACQUISITIONS

      On January 8, 2001, TXU Europe completed the acquisition of 51% of Stadtwerke Kiel AG (Kiel AG), a German municipal utility, for (pound)145 million ($217 million). The acquisition of Kiel AG was accounted for as a purchase business combination. At the date of acquisition, Kiel AG had sterling equivalent assets of (pound)121 million ($182 million) and liabilities of (pound)82 million ($123 million). The process of determining the fair value of assets and liabilities of Kiel AG continues but is expected to be completed within one year of the acquisition date. The preliminary estimate of goodwill is (pound)106 million ($150 million) which is being amortized over 40 years. This amount is subject to further revision as additional information on the fair value of assets acquired and liabilities assumed becomes available. The results of operations of Kiel AG are reflected in the consolidated financial statements from the January 8, 2001 acquisition date. Pro forma information for the six months ended June 30, 2001 and 2000, reflecting the acquisition of Kiel AG, would not be significantly different from reported amounts.

      In August 2000, TXU Europe purchased United Utilities plc's retail energy supply business, Norweb Energi (a division of Norweb plc), for total consideration, including direct costs of the acquisition, of (pound)340 million ($496 million). In the transaction, TXU Europe assumed certain of Norweb Energi's obligations. These include Norweb Energi's power purchase agreements, which have been integrated into TXU Europe's energy portfolio.

      The acquisition of Norweb Energi was accounted for as a purchase business combination. The latest estimate of goodwill is (pound)622 million ($881 million) which is being amortized over 20 years. This amount is subject to further revision as additional information becomes available, primarily relating to exit costs and other liabilities assumed at acquisition. The final determination of the purchase accounting adjustments is expected to be completed within the first part of the third quarter of 2001.

      The results of operations of Norweb Energi are reflected in the consolidated financial statements of TXU from the August 3, 2000 effective date of the acquisition. The following summary of unaudited pro forma consolidated results of TXU's operations reflect the acquisition of Norweb Energi as though it had occurred at the beginning of the comparable period of 2000.

                                                                 SIX MONTHS
                                                                    ENDED
                                                                  JUNE 30,
                                                                    2000
                                                                 ----------
      Operating revenues ...........................               $10,211
      Operating income .............................                 1,279
      Net income ...................................                   485

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

      DISPOSITIONS

      On July 12, 2001, TXU Europe completed the sale of its Rugeley generating stations for approximately (pound)200 million ($280 million). Cash received at closing was (pound)67 million ($94 million) with the remaining cash proceeds from the sale to be received in January 2002. A letter of credit has been received to secure the remaining cash proceeds. The transaction includes a medium-term tolling contract under which TXU Europe will provide coal for the plant and purchase its output, thus preserving TXU Europe's ability to participate fully in the New Electricity Trading Arrangements (NETA) balancing market. The sale followed TXU Europe's review of its UK generating portfolio that was announced last year and is in line with its flexible portfolio management strategy. No significant gain or loss is expected in the third quarter of 2001 from the sale.

      In April 2001, TXU Europe received net proceeds of (euro)522 million ($469 million) from the sale of its 19.2% interest in Hidroelectrica del Cantabrico, SA (Hidrocantabrico), and recorded a pre-tax gain of (pound)50 million ($73 million) in other income (deductions)-net.

      In February 2001, TXU Europe finalized the sale of its interest in the North Sea gas fields for (pound)138 million ($196 million) as a result of its ongoing review of its program to reposition its energy portfolio. From the date of the sale through June 30, 2001, TXU Europe has received net cash proceeds of (pound)102 million ($142 million) after settlement of certain outstanding issues, and recorded a net pre-tax gain of (pound)7 million ($9 million) in other income (deductions) - net ((pound)5 million ($7 million) after-tax).

2. SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION -- The condensed consolidated financial statements of TXU and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and, except for the adoption in the first quarter of 2001 of the new accounting standard for derivatives discussed below, on the same basis as the audited financial statements included in its 2000 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the US Securities and Exchange Commission. The results of operations for an interim period may not give a true indication of results for a full year. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and tables in the notes, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

      CHANGE IN ACCOUNTING STANDARDS -- On January 1, 2001, TXU adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000).

      In accordance with the transition provisions of SFAS No. 133, TXU recorded, as of January 1, 2001, a cumulative effect of $132 million after-tax as a decrease to Other Comprehensive Income to recognize the fair value of all derivatives effective as cash-flow hedging instruments. For the period from transition to June 30, 2001, $82 million of this cumulative transition net loss has been reclassified into earnings.

      FINANCIAL SUMMARY -- Essentially all of the terms of TXU's derivatives match the terms of the underlying hedged items. As a result, TXU experienced minimal hedge ineffectiveness of $0.1 million, mainly from treasury hedges, for the six months ended June 30, 2001. This was reported as interest expense and represented the total ineffectiveness of all cash-flow hedges. Also, $0.7 million of net derivatives losses were realized as a result of the discontinuance of cash-flow hedges related to certain forecasted treasury transactions that are not likely to occur.

      As of June 30, 2001, it is expected that $133 million after-tax of net losses now included in the net gains/losses from derivative instruments that are accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the presence of cash flow hedges. The amount as of June 30, 2001 includes $12 million of amortization expense from contracts de-designated as cash-flow hedges on interest rate swaps on TXU's $500 million floating rate senior notes that matured in June 2001.

      CAPACITY AUCTION -- Pursuant to the requirements of the Texas deregulation legislation, in the third quarter of 2001, TXU Electric and most other electric utility companies in Texas that own generation production assets will auction 15 percent of the output of that generation effective January 1, 2002. The form of contract that will be entered into as a result of that auction will be a derivative pursuant to SFAS No. 133. The capacity auction for periods ended prior to December 31, 2003 will directly affect amounts ultimately recovered from or returned to customers under the Texas deregulation legislation. The ultimate amount TXU Electric will recover from the auction process is a function of the regulatory process and not interim movements in the fair value of the contracts. As a result, regulatory assets/liabilities will be established for movements in the fair value of the derivatives.

      Ongoing implementation issues being addressed by standard-setting groups may affect the application of SFAS No. 133. In April 2001, the Financial Accounting Standards Board (FASB) finalized a conclusion that volume option contracts do not qualify for the normal purchase and sale exception. As a result, TXU's gas option contracts will be accounted for as derivatives commencing July 1, 2001 in accordance with the transition provisions of such revised guidance. Previously, the gas option contracts were classified as normal purchase and sale contracts pending final resolution of the issue. TXU is evaluating the financial impact resulting from the implementation of this issue.

      In June 2001, the FASB approved a number of implementation issues regarding the normal purchase and sale exception. One of the issues applied exclusively to the electric industry and provided for the normal purchase and sale exception under specific circumstances. TXU Europe evaluated electricity contracts under the new guidance and determined that they will qualify for the normal purchase and sale exception from July 1, 2001, thus removing them from SFAS No. 133 classification as derivatives. As a result, amounts for these contracts will be removed from Other Comprehensive Income concurrent with the timing of the original forecasted transaction that was being hedged. These contracts represent a cumulative balance of $7 million of accumulated net losses in Other Comprehensive Income. TXU Electric does not expect the guidance to have a material effect.

      SFAS NO. 141 -- SFAS No. 141, "Business Combinations", is effective for TXU beginning July 1, 2001. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001 and eliminates the use of the pooling-of-interests method.

      SFAS NO. 142 -- SFAS No. 142, "Goodwill and Other Intangible Assets", is effective for TXU beginning January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. The amortization of TXU's existing goodwill (approximately $218 million on an annualized basis) will cease after December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized.

      In addition, SFAS 142 requires TXU to complete a transitional goodwill impairment test within six months from the date of adoption and establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss during the transition period will be recognized as the cumulative effect of a change in accounting principle. Subsequent impairments will be recorded in operations.

      SFAS NO. 143 -- SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for TXU beginning January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the recorded asset where the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS No. 143 also requires additional disclosures. TXU will change its accounting for nuclear decommissioning to conform with the new standard.

      TXU is evaluating the impact the adoption of these standards will have on its financial position and results of operations.

      EARNINGS PER SHARE -- Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the period reported. Diluted earnings per share include the effect of potential issuance of common shares resulting from the assumed exercise of all outstanding stock options and settlement of forward stock purchase agreements. TXU has outstanding certain instruments that are convertible into common stock or that may be settled with common stock but do not qualify as dilutive securities for computation of earnings per share. The number of shares of common stock added to the average shares outstanding for the purpose of calculating diluted earnings per share were 237 thousand and 216 thousand for the three and six months ended June 30, 2001, respectively, and 426 thousand and 594 thousand for the three and six months ended June 30, 2000, respectively.

     3. SHORT-TERM FINANCING

      In January 2001, TXU Europe borrowed (euro)182 million ($160 million) at 5.54% per annum under its (pound)300 million 364-day revolving credit facility as part of the financing to acquire Kiel AG.

      During the six months ended June 30, 2001, TXU Europe repaid and allowed to expire (pound)181 million ($253 million) of short-term facilities. Also in January 2001, a (pound)150 million ($210 million) Eastern Electricity revolving credit balance was repaid.

      ACCOUNTS RECEIVABLE SECURITIZATION -- During the six months ended June 30, 2001, TXU Europe sold (pound)1.2 billion ($1.7 billion) in receivables under a program with a commercial bank to replace those receivables that have been collected. Such sales resulted in no gain or loss. Under the program, TXU Europe has a receivables servicing obligation but does not incur a measurable asset or liability. At June 30, 2001, accounts receivable of TXU Europe were reduced by (pound)181 million ($256 million) under the program and (pound)6 million ($8 million) of future receivables sold were reflected as other short-term loans on the balance sheet. These amounts bear interest at an annual rate, which was 5.3% at June 30, 2001, based on commercial paper rates plus a margin. At June 30, 2001, TXU Electric had facilities to sell to financial institutions, on an ongoing basis, undivided interests in up to an aggregate of $500 million customer accounts receivable. At June 30, 2001, $500 million of customer receivables had been sold. TXU Gas continually sells customer accounts receivable to a wholly-owned bankruptcy-remote subsidiary, (Receivables Company), which sells undivided interests in these accounts receivable to financial institutions. At June 30, 2001, $100 million of interests in TXU Gas accounts receivable had been sold. On July 30, 2001, the Receivables Company facility was amended to add TXU Electric as a party and to increase to $600 million the aggregate amount of interests in receivables that Receivables Company can sell. The separate TXU Electric accounts receivable arrangement was terminated.

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

      On July 2, 2001, TXU Electric issued $400 million aggregate principal amount of its Floating Rate First Mortgage Bonds due June 15, 2003. The interest rate, based on LIBOR plus a spread, is 4.39% and will be reset quarterly. Proceeds from the issuance were used for general corporate purposes.

      On June 15, 2001, TXU issued $800 million aggregate principal amount of its 6.375% Series J Senior Notes due June 15, 2006. On the same date, TXU entered into an interest rate swap which is being accounted for as a fair value hedge. At June 30, 2001, the mark-to-market effect on this swap is a reduction of $6 million on the principal amount of the debt with a corresponding amount recorded as a derivative liability. Proceeds from the issuance were used to repay outstanding commercial paper and for general corporate purposes.

      EUROPE -- At June 30, 2001, TXU Europe and TXU Finance (No.2) Limited had a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit Agreement). As of June 30, 2001, the Sterling Credit Agreement provided for borrowings of up to (pound)1.075 billion ($1.5 billion) and has two facilities: a (pound)750 million ($1.1 billion) term facility and a (pound)325 million ($460 million) revolving credit facility (Tranche B), both of which terminate on March 2, 2003. The Sterling Credit Agreement allows for borrowings in various currencies with interest rates based on the prevailing rates in effect in the countries in which the borrowings originate. In January 2001, in connection with the acquisition of Kiel AG, TXU Europe borrowed an additional (euro)47 million ($41 million) under Tranche B. As of June 30, 2001, (pound)750 million ($1.1 billion) of borrowings was outstanding under the term facility at an interest rate of 6.0% per annum. Outstanding Tranche B borrowings and weighted average interest rates in effect at June 30, 2001 consisted of 700 million Norwegian kroner (NOK) ($77 million) at 8.2% per annum and (euro)258 million ($219 million) at 5.3% per annum.

      TXU Europe has a (euro)2.0 billion Euro Medium Term Note (EMTN) program. Under the EMTN program, TXU Europe may from time to time issue notes on a continuing basis to one or more dealers in an aggregate principal amount outstanding of (euro)2.0 billion. At June 30, 2001, there were (pound)676 million ($957 million) of various borrowings outstanding under this program with an aggregate weighted average interest rate of 7.1% per annum.

      In January 2001, the outstanding balance of the TXU Europe rent factoring loans due to banks of (pound)190 million ($269 million) was repaid.

      In July 2001, TXU Europe purchased approximately $45 million of US Treasury securities with various maturities to match the required interest and principal repayments to maturity on a subsidiary's junior subordinated debentures held by another subsidiary. These amounts are included in investments.

5. SHAREHOLDERS' EQUITY

                                                                                    JUNE 30,
                                                                                      2001      DECEMBER 31,
                                                                                  (UNAUDITED)       2000
                                                                                  -----------   ------------

      Shareholders' equity:
          Preference stock ......................................................   $   300       $   300
                                                                                    -------       -------

          Common stock without par value:
                Authorized shares -- 1,000,000,000
                Outstanding shares: 2001 -- 257,384,322 and 2000 -- 258,108,897..     6,333         6,360
          Common stock repurchasable under equity forward contracts .............        --          (190)
          Retained earnings .....................................................     1,915         1,817
          Accumulated other comprehensive loss ..................................      (857)         (511)
                                                                                    -------       -------
                    Total common stock equity ...................................     7,391         7,476
                                                                                    -------       -------

                    Total shareholders' equity ..................................   $ 7,691       $ 7,776
                                                                                    =======       =======

      COMMON STOCK -- At December 31, 2000, TXU had two equity purchase agreements with separate financial institutions to purchase shares of TXU's common stock. On April 16, 2001, TXU purchased 1,252,500 shares of its common stock for $44 million on one of the equity purchase agreements. Following such purchase, TXU closed these contracts without purchasing additional shares. Settlement of these agreements had no effect on earnings.

6. TRUST SECURITIES

      TXU OR SUBSIDIARY OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUSTS, EACH HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF TXU OR RELATED SUBSIDIARY (TRUST SECURITIES) -- The statutory business trust subsidiaries had Trust Securities and Trust Assets outstanding, as follows:

                                                     TRUST SECURITIES                              TRUST ASSETS             MATURITY
                               ----------------------------------------------------------   ---------------------------     --------
                                       UNITS (000'S)                    AMOUNT                        AMOUNT
                               ----------------------------   ---------------------------   ---------------------------
                                  JUNE 30,     DECEMBER 31,     JUNE 30,     DECEMBER 31,     JUNE 30,     DECEMBER 31,
                                    2001           2000           2001           2000           2001           2000
                               -------------   ------------   ------------   ------------   ------------   ------------
TXU

TXU Capital I
    (7.25% Series) ..........       9,200          9,200         $  223         $  223         $  237         $  237         2029
TXU Capital II
    (8.7% Series) ...........       6,000          6,000            145            145            155            155         2034
                                   ------         ------         ------         ------         ------         ------
    Total TXU ...............      15,200         15,200            368            368            392            392
                                   ------         ------         ------         ------         ------         ------

TXU ELECTRIC

TXU Electric Capital I
    (8.25% Series) ..........       5,871          5,871            141            141            155            155         2030
TXU  Electric  Capital III
    (8.00% Series) ..........       8,000          8,000            194            194            206            206         2035
TXU  Electric  Capital IV
    (Floating Rate Trust
    Securities)(a) ..........         100            100             98             98            103            103         2037
TXU Electric Capital V
    (8.175% Trust Securities)         400            400            396            396            412            412         2037
                                   ------         ------         ------         ------         ------         ------
    Total TXU Electric ......      14,371         14,371            829            829            876            876
                                   ------         ------         ------         ------         ------         ------

TXU GAS

TXU Gas Capital I
    (Floating Rate Trust
    Securities)(b) ..........         150            150            147            147            155            155         2028
                                   ------         ------         ------         ------         ------         ------

    Total ...................      29,721         29,721         $1,344         $1,344         $1,423         $1,423
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

7. REGULATION AND RATES

      REGULATIONS AND RATES -- Certain of TXU's subsidiaries have ongoing proceedings outstanding with various regulatory agencies as of June 30, 2001 that are in different stages of completion. TXU cannot predict the outcome of these proceedings. The status of these proceedings as of June 30, 2001 is not significantly different from their status as set forth in note 13 to Financial Statements, Regulation and Rates, included in the 2000 Form 10-K except as presented below.

      DOCKET NO. 22350 -- Legislation was passed during the 1999 session of the Texas Legislature that will restructure the electric industry in Texas (1999 Restructuring Legislation). As required by the 1999 Restructuring Legislation, in January 2000, TXU Electric filed its business separation plan with the Public Utility Commission of Texas (PUC). In March 2000, TXU Electric filed its application for approval of its unbundled cost of service rates with the PUC. This plan and application lay the foundation for TXU Electric to take part in retail competition to begin in the Texas electricity market. Under the business separation plan, the generation business unit and the retail business unit will become unregulated entities and will be allowed to compete for customers. The transmission and distribution (T&D) business units will be separated into regulated entities and will together represent the regulated part of the business. In addition to the actual T&D charges for delivering electricity, these rates include nuclear decommissioning fund charges, system benefit fund charges and stranded cost recovery charges. In the March 2000 filing, stranded costs were estimated to be approximately $3.7 billion, including the regulatory assets that were part of the Docket No. 21527 proceedings and amounts related to the remand of Docket No. 9300, addressed below. TXU Electric filed an updated stranded cost estimate on August 28, 2000 to reflect various determinations made since Docket No. 22350 was filed. In the August 28, 2000 filing, TXU Electric's stranded costs were estimated to be $2.8 billion. Subsequent to the August 2000 filing, the PUC has required TXU Electric to revise the stranded cost estimate to remove amounts related to regulatory assets, certain environmental expenditures, and the remand of Docket No. 9300, which resulted in a revised estimate of $14 million, including displaced worker costs. On March 7, 2001, the PUC issued an Interim Order requiring TXU Electric to file a revised stranded cost estimate using mandated assumptions. On March 28, 2001, TXU Electric filed such revised stranded cost estimate of negative $2.2 billion pursuant to that order. On April 9, 2001 the PUC issued another Interim Order that required TXU Electric to file a further revised stranded cost estimate. On April 18, 2001, TXU Electric filed that required revised estimate, which reflected stranded costs of negative $2.7 billion. The stranded cost estimate established in Docket No. 22350 is subject to a future market-based "true-up" in 2004. The PUC is expected to issue a final order on these matters in August 2001. TXU Electric strongly disagrees with the methodology required by the PUC pursuant to which these stranded costs were calculated as being inconsistent with the 1999 Restructuring Legislation and has appealed certain of the PUC's decisions related to this matter to the Travis County, Texas District Court. On June 5, 2001, the PUC issued an interim order that addressed TXU Electric's charges for T&D service that will become effective when retail competition begins. Among other things, that order requires TXU Electric to reverse the effects of the T&D depreciation reclassifications and to refund, over the period from 2002-2008, both the 1998-2000 earnings in excess of the earnings cap and an estimate of the 2001 earnings in excess of the earnings cap. On June 20, 2001, TXU Electric filed a Petition for Writ of Mandamus with the Texas Supreme Court, requesting that the Court issue a writ of mandamus compelling the PUC to vacate the portions of its orders that require TXU Electric to halt mitigation of stranded costs and reverse the stranded cost mitigation already taken.

      DOCKET NO. 9300/DOCKET NO. 22652 -- The PUC's final order (Order) in connection with TXU Electric's January 1990 rate increase request (Docket No.
9300) was ultimately reviewed by the Texas Supreme Court. As a result, an aggregate of $909 million of disallowances with respect to TXU Electric's reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to TXU Electric's earnings, was remanded to the District Court with instructions that it be remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC also was required to reevaluate the appropriate level of TXU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. In connection with the settlement of Docket No. 18490, proceedings in the remand of Docket No. 9300 had been stayed through December 31, 1999. In April 2000, TXU Electric requested that the District Court enter an order remanding Docket No. 9300 to the PUC. On June 9, 2000, the District Court's order of remand was filed with the PUC, and the PUC has assigned the remand proceeding Docket No. 22652. Hearings are currently scheduled for December 2001, and a final decision is expected in 2002.

      DOCKET NO. 21527 -- On June 6, 2001, the Supreme Court of Texas issued a ruling in connection with the appeal by TXU Electric of the September 7, 2000 judgment of the Travis County, Texas District Court. The District Court judgment was issued pursuant to an appeal by TXU Electric of a financing order of the PUC rejecting TXU Electric's request for authorization to issue $1.65 billion of transition bonds secured by payments designed to enable TXU Electric to securitize generation-related regulatory assets and other qualified costs in accordance with the 1999 Restructuring Legislation. The PUC's order had authorized the issuance of only $363 million in transition bonds.

      TXU Electric believes this favorable ruling should allow it to securitize $1.3 billion or more of its generation-related regulatory assets and other qualified costs. The Supreme Court ruled in favor of TXU Electric's contention that the PUC must consider regulatory assets in the aggregate, rather than individually, in determining the amount of securitization. In addition, the Supreme Court affirmed the District Court's ruling that the PUC's statements concerning the future impact of securitization of loss on reacquired debt constituted an advisory and premature finding. The Supreme Court also affirmed the District Court's judgment which reversed that part of the PUC's order that utilized a longer regulated asset life for purposes of present-valuing the benefits of securitization saying that the statute contemplates a "far shorter recovery period for regulatory assets."

      The Supreme Court's order, unless modified in response to pending motions for rehearing, remands the case to the PUC for determination of the final amount of permitted securitization. TXU Electric is unable to predict what this amount will be or when the PUC will act, but TXU Electric is prepared to move quickly to issuance transition bonds once a final financing order is issued by the PUC.

      In a related matter, also on June 6, 2001 in a case in which the constitutionality under the Texas Constitution of the securitization provisions of the 1999 Restructuring Legislation had been challenged in connection with a securitization request made by Central Power and Light Company, the Texas Supreme Court affirmed a judgment of the Travis County, Texas District Court denying this appeal and finding that the securitization provisions are constitutional.

      PROJECT NO. 23806 -- On July 31, 2001, the staff of the PUC notified TXU Electric and the PUC that it disagreed with TXU Electric's computation of the level of earnings in excess of the earnings cap for calendar year 2000. The PUC staff disagrees with TXU Electric's adjustment that removed $298 million of deferred federal income tax liability associated with under-recovered fuel.

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

      DOCKET NO. 23640 -- In February 2001, TXU Electric filed with the PUC a request for a surcharge to recover under-collected fuel cost revenues of $351 million for the months of October 2000 through December 2000, plus estimated under-recoveries of $238 million for the period January 2001 through March 2001 and to increase its current fuel factor by 26.4% over the increase approved in Docket 22880. On March 19, 2001, the Administrative Law Judge struck TXU Electric's request to surcharge the estimated under-recoveries for the January 2001 through March 2001 period. On May 8, 2001, the PUC approved the amount of the surcharge for October 2000 through December 2000 but ruled that surcharging the under-recovery incurred during that period will be deferred for consideration until TXU Electric's true-up proceeding in 2004. The PUC also affirmed the action of the Administrative Law Judge and refused to consider the surcharge for the months of January 2001 through March 2001. On May 24, 2001, the PUC issued a final order approving TXU Electric's proposed fuel factor request with one change that slightly increased the level of the fuel factor. TXU Electric began applying the new fuel factor on bills rendered after May 24, 2001.

      OTHER -- TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to approximately $19.8 million in annualized revenue increases, exclusive of changes in gas costs, was granted in 2000. During 2001, rate cases supporting $34 million in annualized revenue increases have been filed in 336 Texas cities.

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

      On January 25, 1999, the Hindustan Development Corporation (HDC) issued arbitration proceedings in the Arbitral Tribunal in Delhi, India against The Energy Group PLC (TEG) (now Energy Holdings (No.3) Limited), claiming damages of (pound)255 million ($361 million) for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. On November 21, 2000, the Arbitrators issued their decision and dismissed HDC's claim in full, and TEG was liable only for its own legal costs involved in the case, an estimated (pound)1 million ($1.4 million). On December 21, 2000, HDC filed a Request for Clarification of the Arbitrators' decision (Request) under Section 33 of the Arbitration and Conciliation Act, the purpose of which is to entitle a party to arbitration to seek clarification of language used in the Arbitrators' decision. TEG filed its response to the Request on January 15, 2001, asserting that the Request was untimely made and that the language used by the Arbitrators needed no clarification. TXU Europe believes that the Arbitrators will have no alternative but to dismiss the Request. The effect of filing the Request, however, has been to stay the time HDC has to file an appeal of the Arbitrators' decision.

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

      FINANCIAL GUARANTEES -- TXU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $22 million at June 30, 2001, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TXU Electric is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TXU Electric, of $4 million annually for the years 2001 through 2003, $7 million for 2004 and $1 million for 2005. In addition, TXU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TXU Electric has assigned to a municipality all contract rights and obligations of TXU Electric in connection with $42 million principal amount of bonds outstanding at June 30, 2001, that had been issued for similar purposes and previously guaranteed by TXU Electric. TXU Electric is, however, contingently liable in the unlikely event of default by the municipality.

      TXU Europe has guaranteed up to $110 million at June 30, 2001 of certain liabilities that may be incurred and payable by the purchasers of TEG's US and Australian coal business and US energy marketing operations sold in 1998 prior to the acquisition of TEG by TXU. These guarantees are with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the Powder River Coal Company Retirement Plan and the Peabody Coal UMWA Retirement Plan and are subject to certain specified conditions.

      TEG entered into various guarantees of obligations of affiliates of its former subsidiary, Citizens Power LLC, arising under power purchase agreements and note purchase agreements in connection with various Citizens Power energy restructuring projects, as well as various indemnity agreements in connection with such projects. TXU Europe and TEG continue to be either the guarantor or the indemnifying party, as the case may be, under these various agreements.

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

      (4) EUROPE - operations involving the generation, purchase, distribution, marketing and sale of electricity; the purchase, marketing and sale of natural gas; and merchant energy trading; within the UK and throughout the rest of Europe; and

      (5) AUSTRALIA - operations involving the generation, purchase, distribution, trading and retailing of electricity and the purchase, retailing, storage and distribution of natural gas and merchant energy trading, primarily in the States of Victoria and South Australia.

                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                             JUNE 30,                      JUNE 30,
                                    ------------------------      ------------------------
                                       2001           2000           2001           2000
                                    ---------      ---------      ---------      ---------
Operating revenues -
   US Electric ...............      $  1,945       $  1,698       $  3,784       $  3,061
   US Gas ....................           167            148            847            472
   US Energy .................         1,109          1,215          3,390          2,254
   Europe ....................         2,706          1,259          6,071          3,108
   Australia .................           167            209            347            357
   All Other .................            33             63             63            116
                                    --------       --------       --------       --------
           Consolidated ......      $  6,127       $  4,592       $ 14,502       $  9,368
                                    ========       ========       ========       ========

Affiliated revenues -
   US Gas ....................      $      4       $      9       $      8       $     17
   US Energy .................             3             (2)             4             (3)
   All Other .................           133             99            243            181
   Eliminations ..............          (140)          (106)          (255)          (195)
                                    --------       --------       --------       --------
             Consolidated ....      $     --       $     --       $     --       $     --
                                    ========       ========       ========       ========

Net income (loss) -
   US Electric ...............      $    226       $    186       $    383       $    331
   US Gas ....................           (40)            13             (1)            43
   US Energy .................            (5)            (3)           (15)           (11)
   Europe ....................            73             49            140            116
   Australia .................            13             26             21             37
   All Other .................           (60)           (44)          (120)           (96)
                                    --------       --------       --------       --------
           Consolidated ......      $    207       $    227       $    408       $    420
                                    ========       ========       ========       ========

10. RESTRUCTURING CHARGES AND OTHER COSTS

      During the six months ended June 30, 2001 and 2000, TXU Europe recorded restructuring charges and other costs of $40 million and $87 million pre-tax ($29 million and $64 million after-tax), respectively. Included in the costs for 2000 was $10 million of costs associated with the offer for Hidrocantabrico. The majority of the remaining costs consisted of asset writedowns and other exit and redundancy costs (severance benefits paid to staff under voluntary retirement programs and related pension benefits), primarily as a result of contracting TXU Europe's customer service operations to Vertex Data Science Limited, the creation of the joint venture 24seven and certain other staff reorganizations.

      For the six months ended June 30, 2001, pre-tax restructuring charges consisted of redundancy costs of $7 million related to termination benefits for 55 employees that had accepted the benefits, $22 million of asset writedowns and $11 million of other exit costs. For the six months ended June 30, 2000, pre-tax restructuring costs consisted of redundancy costs of $35 million related to voluntary termination benefits for 442 employees that have accepted the benefits, $25 million for asset writedowns and $17 million of other exit costs. All of these costs, except the asset writedowns which were charged to depreciation expense, have been recorded in operation and maintenance expense.

      During the six months ended June 30, 2001 and 2000, $11 million and $15 million of redundancy costs and $7 million and $13 million of other exit costs charged during the six months then ended have been paid, respectively.

11. SUPPLEMENTARY FINANCIAL INFORMATION

      ACCOUNTS RECEIVABLE -- At June 30, 2001 and December 31, 2000, accounts receivable are stated net of uncollectible accounts of $74 million and $75 million, respectively.

      INVENTORIES BY MAJOR CATEGORY--

                                                        JUNE 30,
                                                          2001          DECEMBER 31,
                                                       (UNAUDITED)          2000
                                                       -----------      ------------

Materials and supplies .....................              $230              $218
Fuel stock .................................               186               141
Gas stored underground .....................               177               133
                                                          ----              ----
    Total inventories ......................              $593              $492
                                                          ====              ====

      PROPERTY, PLANT AND EQUIPMENT --

                                                                   JUNE 30,
                                                                     2001       DECEMBER 31,
                                                                  (UNAUDITED)       2000
                                                                  -----------   ------------
United States (US):
     Electric ...............................................      $ 24,271       $ 24,121
     Gas distribution and pipeline ..........................         1,574          1,509
     Other ..................................................           800            730
                                                                   --------       --------
             Total ..........................................        26,645         26,360
     Less accumulated depreciation ..........................         9,114          8,750
                                                                   --------       --------
              Net of accumulated depreciation ...............        17,531         17,610
     Construction work in progress ..........................           754            425
     Nuclear fuel (net of accumulated amortization:
          2001 -- $750; 2000 -- $716) .......................           156            179
     Held for future use ....................................            22             22
     Reserve for regulatory disallowances ...................          (836)          (836)
                                                                   --------       --------
              Net US property, plant and equipment ..........        17,627         17,400

Europe - Electric and other (net of accumulated
     depreciation: 2001 -- $616; 2000 -- $594) ..............         4,079          4,153
Australia - Electric and gas distribution and generation
    (net of accumulated depreciation: 2001 -- $235;
    2000 -- $226)                                                     1,594          1,748
                                                                   --------       --------
              Net property, plant and equipment .............      $ 23,300       $ 23,301
                                                                   ========       ========

      GOODWILL -- At June 30, 2001 and December 31, 2000, goodwill is stated net of accumulated amortization of $587 million and $504 million, respectively.

      CREDIT RISK -- Credit risk relates to the risk of loss that TXU would incur as a result of non-performance by counterparties. TXU maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential counterparties' financial condition (including credit rating), guarantees and collateral requirements and the use of standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.

      CALIFORNIA -- The State of California continues to work through its transition to deregulation in an environment of insufficient energy supply compounded by volatile natural gas prices. This situation has financially distressed California's utilities. TXU has essentially no exposure to the California Independent System Operator or the regulated utilities. However, due to the uncertainties surrounding the California power situation, management cannot predict the effects of the California situation on merchant energy trading counterparties, legislation and the capital markets.

      CONCENTRATION OF CREDIT RISK -- During the six months ended June 30, 2001, TXU's global merchant energy trading activity and retail operations grew substantially. Systems and procedures have been implemented to continually monitor the counterparty risk exposure throughout its various trading regions. Price and credit risk are evaluated daily within the established trading policies and limits established for the various regions.

      TXU's regional gross exposure to trading and non-trading credit risk (before any netting agreements or reserves) as of June 30, 2001 is as follows:

      REGION                                                    GROSS EXPOSURE
      ------                                                    --------------

      US ..........................................                 $2,044
      Europe ......................................                  2,678
      Australia ...................................                    481
                                                                    ------
      Consolidated ................................                 $5,203
                                                                    ======

      These regional concentrations have the potential to affect TXU's overall exposure to credit risk, either positively or negatively, in that the customer base and counterparties may be similarly affected, both regionally and globally, by changes in economic, regulatory, industry, weather or other conditions.

      The majority of TXU's counterparties are major energy companies and financial institutions that are considered to be of investment grade, determined using publicly available information including a Standard & Poor's rating of at least BBB-. TXU's global exposure from transactions with one customer represented 3% of the gross fair value of TXU's accounts receivable, merchant energy trading assets and derivative assets at June 30, 2001. (This customer represented 6% of TXU Europe's credit risk balance as of the same date.) This customer is an investment grade major energy company. The risk of loss to TXU arising from non-performance by these counterparties is considered unlikely. In the event a counterparty's credit rating declines, TXU may apply certain remedies, if considered necessary.

      Based on TXU's policies for managing credit risk, its exposures and its credit and other reserves, TXU does not anticipate a materially adverse effect on its financial position or its results of operations as a result of non-performance by a counterparty.

INDEPENDENT ACCOUNTANTS' REPORT

TXU Corp:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Corp. (TXU) and subsidiaries as of June 30, 2001, and the related condensed statements of consolidated income and of comprehensive income for the three-month and six-month periods ended June 30, 2001 and 2000 and of consolidated cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of TXU's management.

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

Dallas, Texas
August 9, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

      The following exchange rates have been used to convert foreign currency denominated amounts into US dollars, unless they were determined using exchange rates on the date of a specific event:

                                                                           INCOME STATEMENTS
                                                                            (AVERAGE RATES)
                                      BALANCE SHEET         ----------------------------------------------
                                  --------------------          THREE MONTHS               SIX MONTHS
                                  JUNE 30,   DECEMBER 31,      ENDED JUNE 30,            ENDED JUNE 30,
                                  -------      -------      --------------------      --------------------
                                    2001         2000         2001         2000         2001         2000
                                  -------      -------      -------      -------      -------      -------

UK pounds sterling (pound)..      $1.4152      $1.4935      $1.4228      $1.5333      $1.4413      $1.5698
Australian dollars (A$) ....      $0.5106      $0.5599      $0.5142      $0.5895      $0.5233      $0.6106
Euro (euro) ................      $0.8495      $0.9421      $0.8747      $0.9350      $0.8995      $0.9616

THREE MONTHS ENDED JUNE 30, 2001

      Net income available for common stock for the second quarter of 2001 was $201 million ($0.78 per share) compared with $227 million ($0.87 per share) for the second quarter of 2000. Results for the 2001 quarter reflect improved contributions over the 2000 quarter from the US Electric and Europe segments. The US Electric Segment benefited from continued strong revenue and customer growth and lower earnings in excess of the regulatory earnings cap, partially offset by increases in generation maintenance expenses and higher third party transmission tariffs. Operation and maintenance expense for the year are expected to be within levels allowed in connection with establishing the regulatory earnings cap. Earnings in excess of the earnings cap reduced net income by $7 million in the 2001 period and $65 million in the 2000 period. The change in mitigation is due to the impact of higher revenue related taxes and the timing of other operating expenses. Results for the Europe segment benefited primarily from the acquisition of Norweb Energi in August 2000, the acquisition of 51 percent of Stadtwerke Kiel AG (Kiel AG) in January 2001 and the $73 million pre-tax ($51 million after-tax) gain on sale of its investment in Hidroelectrica del Cantabrico (Hidrocantabrico) in April 2001. Partially offsetting these items were costs associated with the outsourcing of customer service operations in the UK. The US Gas segment results declined compared to the prior year quarter primarily due to the $34 million after-tax gain from the sale of substantially all of its gas processing assets in the 2000 period, increases in revenue-related taxes and increases in maintenance expenditures necessary to improve distribution reliability. The US Energy segment's improved margins were offset by anticipated higher operating expenses related to the development of retail energy services operations in advance of the deregulated Texas electricity market and the expansion of trading operations. Australia segment results were lower than the prior year quarter due to the distribution rate reset, lower merchant trading results due to higher energy prices and better than normal results of portfolio operations in the prior year quarter. In addition to the gain from the sale of substantially all of the assets of the natural gas processing business discussed above, results for the 2000 quarter included a $44 million pre-tax ($31 million after-tax) gain from the sale of TXU Europe's metering business. Partially offsetting were after-tax costs of $15 million, mostly restructuring charges associated with the implementation of the joint venture to operate TXU Europe's UK electric distribution network with that of London Electricity plc and other corporate reorganizations, as well as costs associated with the acquisition bid for Hidrocantabrico.

      Operating revenue of $6.1 billion for the second quarter of 2001 increased 33% from $4.6 billion for the second quarter of 2000. The increase in revenue is the result of increases in merchant energy trading activities from the Europe segment and increased revenues from the US Electric and US Gas segments due to higher fuel prices, customer growth and a revenue enhancement program for the US Gas segment. Revenues for the 2001 period also reflect TXU Europe's acquisitions of Norweb Energi and Kiel AG.

      Energy purchased for resale and fuel consumed for the second quarter of 2001 were 43% greater than in the prior-year quarter due to higher prices and sales volumes in the US Electric, US Gas and Europe segments and the acquisitions of Norweb Energi and Kiel AG. Operation and maintenance expense was higher in the second quarter of 2001 than in the same period of 2000, primarily due to Norweb Energi and Kiel AG operations acquired by the Europe segment, generation maintenance expenses and higher third-party transmission tariffs for the US Electric segment, maintenance expenditures for the US Gas segment to improve distribution reliability and costs to develop and support retail energy services operations and growth in trading operations for US Energy. Depreciation and amortization expense remained relatively flat for the second quarter of 2001 compared to the second quarter of 2000 primarily reflecting the Norweb Energi and Kiel AG acquisitions, which were more than offset by the change in depreciation and depreciable lives of the distribution assets in the third quarter of 2000 by TXU Europe. The increase in goodwill amortization primarily reflects the acquisitions of Norweb Energi and Kiel AG.

      The effective tax rate for the second quarter of 2001 was 30% compared to 29% for 2000. Differences in effective tax rates are primarily attributable to foreign tax credits, partially offset by the effect of non-deductible goodwill amortization, state income taxes and other tax expense associated with non-US operations.

SIX MONTHS ENDED JUNE 30, 2001

      Net income available for common stock for the six months ended June 30, 2001 was $397 million ($1.55 per share) compared with $420 million ($1.57 per share) for the prior six-month period. The US Electric, Europe and Australia segments contributed positively to results for the 2001 period. The US Electric segment benefited from continued strong revenue and customer growth and earnings in excess of the regulatory earnings cap partially offset by increases in generation related expenses and higher third party transmission tariffs. Earnings in excess of the earnings cap reduced net income by $16 million in the 2001 period and $65 million in the 2000 period. The change in mitigation is due to the impact of higher revenue related taxes and the timing of other operating expenses. Operation and maintenance expense for the year are expected to be within levels allowed in connection with establishing the earnings cap. Results for the Europe segment reflects a continued strong performance in merchant energy trading activities, the timing of earnings from Norweb Energi and Kiel AG and a $73 million pre-tax ($51 million after-tax) gain on sale of its investment in Hidrocantabrico, as well as lower levels of restructuring costs. The US Gas segment results declined compared to the prior year quarter primarily due to the sale of substantially all of the assets of its natural gas processing business recorded in the 2000 period, increases in revenue-related taxes and maintenance expenditures necessary to improve distribution reliability. The US Energy segment's improved margins were offset by anticipated higher costs to develop and support retail energy services operations and growth in trading operations. The Australia segment results for the 2001 period were lower than in the prior year period due to the distribution rate reset, lower merchant energy trading results due to higher energy prices and better than normal results of portfolio operations in the prior year period, which includes the sale of Enetech in January 2000.

      Operating revenue of $14.5 billion for the six months ended June 30, 2001 increased 55% from $9.4 billion for the six months ended June 30, 2000. The increase in revenue is the result of increases in merchant energy trading activities from the US Energy and Europe segments and increased revenues from the US Electric and US Gas segments due to higher fuel prices, customer growth and a revenue enhancement program for the US Gas segment. Revenues for the six months ended June 30, 2001 also reflect revenues of Norweb Energi and Kiel AG since their acquisition.

      Energy purchased for resale and fuel consumed for the six months ended June 30, 2001 were 82% greater than the prior-year period due to higher prices and sales volumes in the US Electric, US Gas and Europe segments and the acquisitions of Norweb Energi and Kiel AG. Operation and maintenance expense was higher in the six months ended June 30, 2001 than in the same period of 2000, primarily due to Norweb Energi and Kiel AG operations acquired by the Europe segment, generation maintenance expense and higher third-party transmission tariffs for the US Electric segment and costs to develop and support retail energy services operations and growth in trading operations for US Energy. These increases were partially offset by a decrease in operation and maintenance expense for the US Gas segment due to the sale of the gas processing business in May 2000. Depreciation and amortization expense remained relatively flat for the 2001 period compared to the 2000 period, primarily reflecting the Norweb Energi and Kiel AG acquisitions, which were more than offset by the exchange rate impact and change in depreciation method and depreciable lives of the distribution assets in the third quarter of 2000 by TXU Europe. The increase in goodwill amortization primarily reflects the acquisitions of Norweb Energi and Kiel AG.

      Differences in effective tax rates are primarily attributable to foreign tax credits, partially offset by the effect of non-deductible goodwill amortization and other tax expense associated with non-US operations.

SEGMENTS

      Revenues and net income by operating segment are shown in Note 9 to Financial Statements.

US ELECTRIC

SEGMENT HIGHLIGHTS

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                      ------------------------        ------------------------
                                                        2001            2000            2001            2000
                                                      --------        --------        --------        --------
Revenues (millions):
         Base rate .............................      $  1,153        $  1,162        $  2,147        $  2,113
         Transmission service ..................            45              41              89              84
         Fuel ..................................           725             577           1,505             931
         Earnings in excess of earnings cap ....           (10)           (100)            (24)           (100)
         Other .................................            32              18              67              33
                                                      --------        --------        --------        --------
                 Total operating revenues ......      $  1,945        $  1,698        $  3,784        $  3,061
                                                      ========        ========        ========        ========
Electric energy sales (gigawatt-hours -- GWh) ..        25,874          25,507          50,337          48,050

Degree days (% of normal):
         Cooling ...............................           110%            115%            106%            121%
         Heating ...............................            41%             79%            105%             64%

      The US Electric segment had net income of $226 million for the three months ended June 30, 2001 compared with net income of $186 million for the three months ended June 30, 2000. Margin for the segment increased by $124 million primarily due to customer growth and lower earnings in excess of the regulatory earnings cap. Following the 1999 Restructuring Legislation, earnings in excess of the regulatory earnings cap have been recorded as a reduction of revenues, with a corresponding regulatory liability recorded. The change in mitigation is due to the impact of higher revenue related taxes and the timing of other operating expenses. Operation and maintenance expense increased by $48 million from the 2000 period to the 2001 period due to expected increased generation maintenance, higher transmission costs and costs related to transitioning to deregulation of the electricity markets in Texas commencing January 1, 2002. Operation and maintenance expense is expected to be within levels provided in association with the regulatory earnings cap. Taxes other than income increased by $20 million from the 2000 period to the 2001 period primarily due to higher state and local gross receipts taxes as a result of higher revenues.

      The US Electric segment had net income of $383 million for the six months ended June 30, 2001 compared with net income of $331 million for the six months ended June 30, 2000. Margin for the segment increased by $174 million primarily due to customer growth and lower earnings in excess of the regulatory earnings cap. Operation and maintenance expense increased by $69 million for the 2001 period compared with the 2000 period due to expected increased generation maintenance, higher transmission costs and costs related to transitioning to deregulation of the electricity markets in Texas commencing January 1, 2002. The change in mitigation is due to the impact of higher revenue related taxes and the timing of other operating expenses. Operation and maintenance expense is expected to be within levels provided in association with the regulatory earnings cap. Taxes other than income increased by $34 million from the 2000 period to the 2001 period due to higher state and local gross receipts taxes and higher regulatory assessments as a result of higher revenues.

US GAS

SEGMENT HIGHLIGHTS

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             JUNE 30,                  JUNE 30,
                                                        ------------------         ----------------
                                                        2001          2000         2001        2000
                                                        ----          ----         ----        ----
Gas distribution:
      Sales volumes (billion cubic feet -- Bcf) .         18            19           92          68
      Margin (millions) .........................       $ 42          $ 57         $194        $179
Pipeline transportation:
      Transportation volumes (Bcf) ..............        122           133          280         274
      Revenues (millions) .......................       $ 22          $ 24         $ 60        $ 59
Heating degree days (% of normal) ...............         41%           79%         105%         64%

      For the three months ended June 30, 2001, the US Gas segment had a net loss of $40 million compared with net income of $13 million for the three months ended June 30, 2000. Substantially all of the natural gas processing assets of the US Gas segment were sold in May 2000, resulting in a pre-tax gain of $53 million ($34 million after-tax). Excluding the gas processing results of operations and gain on sale, the segment had a net loss of $20 million for the three months ended June 30, 2000. Although volumes decreased due to warmer weather, margin for the segment increased by $2 million from the 2000 period to the 2001 period, excluding gas processing operations. Operation and maintenance expense increased from $49 million in the 2000 period to $65 million in the 2001 period, excluding gas processing operations. The increase in maintenance expense in the 2001 period primarily reflects increased maintenance costs to improve reliability. Taxes other than income increased by $21 million from the 2000 period to the 2001 period, excluding gas processing operations, primarily reflecting higher state and local gross receipt taxes resulting from higher revenues.

      For the six months ended June 30, 2001, the US Gas segment had a net loss of $1 million compared with net income of $43 million for the six months ended June 30, 2000. Excluding the gas processing results of operations and gain on sale, the segment had net income of $5 million for the six months ended June 30, 2000. Excluding the gas processing operations, margin for the segment increased by $39 million from the 2000 period to the 2001 period due to colder winter weather in the first quarter of 2001 and the effects of rate relief granted for gas distribution operations. Operation and maintenance expense increased from $103 million in the 2000 period to $132 million in the 2001 period, excluding gas processing operations. The increase in the 2001 period primarily reflects increased maintenance costs to improve reliability. Taxes other than income increased by $28 million from the 2000 period to the 2001 period, excluding gas processing operations, primarily reflecting higher state and local gross receipt taxes resulting from higher revenues.

US ENERGY

SEGMENT HIGHLIGHTS

                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                          JUNE 30,                JUNE 30,
                                     ------------------      -----------------
                                      2001        2000        2001       2000
                                     ------      ------      ------     ------
Trading and marketing volumes:
      Gas  (Bcf) .............          182         306         454        626
      Electric  (GWh) ........        2,431       6,836       7,790     10,540

      The US Energy segment had a net loss of $5 million for the three months ended June 30, 2001 compared with a net loss of $3 million for the three months ended June 30, 2000. A significant margin improvement of $17 million for the segment was slightly exceeded by an $18 million increase in operation and maintenance expense for the 2001 period compared to the 2000 period. Margin for the segment increased for the second quarter of 2001 over the 2000 period primarily due to favorable proprietary trading activities and forward trading activities associated with the deregulation of the Texas electricity market beginning in 2002. The retail energy services business continued signing large commercial and industrial customers for electricity deliveries following deregulation of the electricity markets in Texas commencing January 1, 2002. The contracts for such deliveries are derivatives; accordingly, the retail energy services business recognized the value of such derivatives, net of related reserves, of $6 million in earnings in the second quarter of 2001. The increase in operation and maintenance expense from the 2000 period to the 2001 period was primarily due to the development of retail energy services and to support the growth in trading operations in preparation for the deregulated market in Texas beginning in 2002.

      The US Energy segment had a net loss of $15 million for the six months ended June 30, 2001 compared with a net loss of $11 million for the six months ended June 30, 2000. A significant margin improvement of $38 million for the segment was slightly exceeded by a $40 million increase in operation and maintenance expense for the 2001 period compared to the 2000 period. Margin for the segment increased for the current period primarily due to favorable proprietary trading activities and forward trading activities associated with the deregulation of the Texas electricity market beginning in 2002. The value of retail energy services derivatives for electricity deliveries following deregulation of the electricity markets in Texas, net of related reserves, recognized in earnings in the 2001 period was $8 million. The increase in operation and maintenance expense from the 2000 period to the 2001 period was primarily due to the development of retail energy services and to support the growth in trading operations in preparation of the deregulated market in Texas beginning in 2002.

EUROPE

SEGMENT HIGHLIGHTS

                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       JUNE 30,                     JUNE 30,
                                                -----------------------      -----------------------
                                                  2001*         2000           2001*         2000
                                                ---------     ---------      ---------     ---------
Sales volumes:
    Electric (GWh) .......................        11,468         6,001         24,497        14,164
    Gas (Bcf) ............................            29            21             93            59
    Electricity units distributed (GWh) ..         7,404         7,621         17,308        16,825
    Wholesale energy sales:
         Electricity (GWh) ...............        31,605        33,263         75,355        57,698
         Gas (Bcf) .......................           345           275            724           461

Revenues (millions):
    Electric .............................      $    734      $    501       $  1,679      $  1,173
    Gas ..................................           156            93            427           276
    Distribution .........................            99           114            226           302
    Wholesale energy sales ...............         1,576           564          3,399         1,408
    Intra-segment eliminations and other .           141           (13)           340           (51)
                                                --------      --------       --------      --------
               Total .....................      $  2,706      $  1,259       $  6,071      $  3,108
                                                ========      ========       ========      ========

*Includes results of Norweb Energi acquired on August 3, 2000 and Kiel AG acquired on January 8, 2001.

      Net income for the three months ended June 30, 2001 was $73 million compared with $49 million for the same period in 2000. Excluding the effects of the disposal of the metering business and restructuring costs, net income in the 2000 period was $33 million. The improvement in net income for 2001 reflects a continued strong performance in merchant energy trading in the UK and continental Europe, the inclusion of the results of Norweb Energi and Kiel AG since their acquisition on August 3, 2000 and January 8, 2001, respectively, and gains from the sale of a previous investment in Spain. These were somewhat offset by the strength of the US dollar.

      During the three months ended June 30, 2001 and 2000, TXU Europe recorded restructuring charges and other costs of approximately $17 million and $20 million pre-tax ($12 million and $15 million after-tax), respectively. Most of these costs consisted of asset writedowns and other exit and redundancy costs (severance benefits paid to staff under voluntary retirement programs and related pension benefits), primarily a result of contracting TXU Europe's customer service operations to Vertex Data Science Limited, the creation of the 24seven joint venture and certain other staff reorganizations.

      Net income for the six months ended June 30, 2001 was $140 million compared with $116 million for the same period in 2000. The improvement in net income for 2001 reflects a continued strong performance in merchant energy trading activities across Europe, the timing of earnings from the Norweb Energi business and a gain from the sale of Hidrocantabrico as well as lower levels of restructuring costs. These favorable factors offset the effect of lower networks revenues resulting from price reductions following the April 1, 2000 OFGEM distribution price review, higher interest and related charges and the strength of the US dollar. Excluding the effects of the disposal of the metering business and restructuring costs, net income in the 2000 period was $149 million compared with $169 million for the 2001 period after deducting restructuring costs.

      During the six months ended June 30, 2001 and 2000, TXU Europe recorded restructuring charges and other costs of $40 million and $87 million pre-tax ($29 million and $64 million after-tax), respectively. Included in the costs for 2000 was $10 million of costs associated with the offer for Hidrocantabrico. The majority of the remaining costs consisted of asset writedowns and other exit and redundancy costs (severance benefits paid to staff under voluntary retirement programs and related pension benefits), primarily as a result of contracting TXU Europe's customer service operations to Vertex Data Science Limited, the creation of the joint venture 24seven and certain other staff reorganizations.

      The expected effect of the Norweb Energi acquisition on income before interest is to alter the timing of earnings from the UK electricity portfolio across the year such that profits in the first and fourth quarters are reduced with a more than offsetting increase in the second and third quarters. This arises from constant retail customer prices throughout the year compared with more seasonal wholesale contracts and spot prices.

AUSTRALIA

SEGMENT HIGHLIGHTS

                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                         JUNE 30,                  JUNE 30,
                                   -------------------       -------------------
                                    2001         2000         2001         2000
                                   ------       ------       ------       ------
Sales volumes:
     Electric (Gwh) ........        1,334        1,440        2,585        2,783
     Gas (Bcf) .............           20           21           33           35

Revenues (millions):
     Electric ..............       $   79       $   91       $  156       $  179
     Gas ...................           47           53           77           86
     Other .................           41           65          114           92
                                   ------       ------       ------       ------
              Total ........       $  167       $  209       $  347       $  357
                                   ======       ======       ======       ======

      Net income for the quarter ended June 30, 2001 was $13 million compared with $26 million for the same period in 2001. The decrease in net income is primarily due to lower merchant energy trading results in 2001 compared to the favorable results of 2000, resulting from higher electricity energy prices in 2001 and the effects of competitive pressures experienced with customer contract renewals. These decreases were partially offset by the addition of the Torrens Island generation station (Optima Energy Pty.) in May 2000. Net income for the six months ended June 30, 2001 was $21 million compared with $37 million for the same period in 2000. The decrease in net income is primarily due to the items discussed above for the three month period and the $6 million gain on the sale of Enetech recorded in January 2000.

COMPREHENSIVE INCOME

      The losses from currency translation adjustments reflect the substantial movement in exchange rates between the US dollar and the UK pound sterling and the Australian dollar. The unrealized holding gains on investments are primarily related to market changes in the value of investments held by TXU Europe and TXU.

      The implementation of Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" resulted in a cumulative effect reduction of $132 million net of tax in Other Comprehensive Income (OCI) as of January 1, 2001. During the six months ended June 30, 2001 the change in fair value of cash-flow hedges was a reduction of $88 million after tax while $109 million after tax of the deferred amount was recognized in earnings. See Note 2 to Financial Statements for additional information.

      The implementation of SFAS No. 133 has had minimal effect on TXU's results of operations. The merchant energy trading businesses in the US, Europe and Australia use mark-to-market accounting for their trading activities. Merchant energy trading transactions which are derivatives pursuant to SFAS No. 133 also are required to be accounted for using mark-to-market accounting. Therefore, SFAS No. 133 has not affected merchant energy operating results. Retail energy services contracts which commenced to be written in 2001 are derivatives as discussed previously.

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

      CASH FLOWS -- Cash flows provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2001 were $1.1 billion compared with $1.0 billion for the comparable period in 2000. Changes in operating assets and liabilities for the six months ended June 30, 2001 used $530 million compared with $234 million for the same period of 2000. Changes in operating assets and liabilities were primarily caused by fluctuations in working capital.

      Cash flows used in investing activities for the six months ended June 30, 2001 were $512 million compared to $576 million for the 2000 period. Cash of $217 million was used in the six-month period ended June 30, 2001 for acquisitions, primarily Kiel AG by TXU Europe, compared with $339 million for the same period in 2000, primarily for the acquisitions of the Torrens Island generation facility in Australia and Fort Bend Communications Company in Texas. Capital expenditures were $796 million for the current six-month period compared with $615 million for the comparable period in 2000. The increase is related to the expansion of construction expenditures primarily for the US Electric and US Gas segments.

      On January 8, 2001, TXU Europe completed the acquisition of 51% of Kiel AG, for (pound)145 million ($217 million).

      On July 12, 2001, TXU Europe completed the sale of its Rugeley generating stations for approximately (pound)200 million ($280 million). Cash received at closing was (pound)67 million ($94 million) with the remaining cash proceeds from the sale to be received in January 2002. A letter of credit has been received to cover the remaining cash proceeds. The transaction includes a medium-term tolling contract under which TXU Europe will provide coal for the plant and purchase its output, maintaining full access to the new NETA balancing market. The sale followed TXU Europe's review of its UK generating portfolio announced last year and is in line with its flexible portfolio management strategy.

      On April 20, 2001, TXU Europe received net proceeds of (euro)522 million ($468 million) from the sale of its 19.2% interest in Hidrocantabrico.

      In February 2001, TXU Europe finalized the sale of its interest in the North Sea gas fields for (pound)138 million ($196 million) as a result of its ongoing review of its program to reposition its energy portfolio. TXU Europe received net cash proceeds of approximately (pound)102 million ($144 million).

      TXU will pursue potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and will dispose of nonstrategic assets to allow redeployment of resources into faster growing opportunities in an effort to enhance the long-term return to its shareholders.

      TXU or its predecessor has declared common stock dividends payable in cash in each year since incorporation in 1945. TXU paid a quarterly dividend of $0.60 a share in April and July 2001. Future dividends may vary depending upon TXU's profit levels and capital requirements as well as financial and other conditions existing at the time.

      TXU anticipates that, in connection with the business separation plan required by legislation passed in 1999 to restructure the electric utility industry in Texas, its subsidiaries will refinance certain outstanding securities in the capital markets in order to properly capitalize the separated businesses.

      TXU had two equity purchase agreements with separate financial institutions to purchase shares of TXU's common stock. On April 16, 2001, TXU purchased 1,252,500 shares of its common stock for $44 million on one of the equity purchase agreements. Following such purchase, TXU closed the contracts without purchasing additional shares. Settlement of these agreements had no effect on earnings.

      External funds of a permanent or long-term nature are obtained through the issuance of common stock, preference and preferred stock, trust securities and long-term debt by TXU and subsidiaries. The capitalization ratios of TXU at June 30, 2001 consisted of approximately 62% long-term debt, 6% preferred securities of subsidiary trusts, 2% preference and preferred stock and 30% common stock equity. Restricted cash of $1,032 million pledged against TXU Europe lease obligations is included in other investments. Applying the cash pledged against related lease obligations, the capitalization ratios consisted of 60% long-term debt, 6% preferred securities of subsidiary trusts, 2% preference and preferred stock and 32% common stock equity.

      ISSUANCES AND RETIREMENTS -- During the six months ended June 30, 2001, TXU issued, redeemed, reacquired or made scheduled principal payments on preference stock, long-term debt and trust securities, as follows:

                                                        ISSUANCES    RETIREMENTS
                                                        ---------    -----------
TXU Corp:
      Senior notes ..............................        $  800        $   --
      Long-term debt ............................            --           538

TXU Electric:
      Long-term debt ............................           121           153

TXU Europe:
      Revolving Credit Facility (Tranche B)  ....           120           124
      Long-term debt ............................            33           566

TXU Australia:
      Long-term debt ............................            51            --

All Other Subsidiaries ..........................            --             5
                                                         ------        ------

       Total ....................................        $1,125        $1,386
                                                         ======        ======

      At June 30, 2001, TXU, TXU Electric and TXU Gas had no borrowings outstanding under the US Credit Agreements described in Note 4 of TXU's 2000 Form 10-K. Letters of credit outstanding under the agreements were $366 million as of June 30, 2001. The US Credit Agreements primarily support commercial paper borrowings. At June 30, 2001, outstanding commercial paper borrowings supported by both facilities totaled $1.9 billion.

      FINANCING ARRANGEMENTS -- TXU, TXU Electric, TXU Gas and other subsidiaries of TXU may issue and sell additional debt and equity securities as needed, including the possible future issuance and sale: (i) by TXU Electric of up to $25 million of Cumulative Preferred Stock and up to an aggregate of $924 million of additional Cumulative Preferred Stock, First Mortgage Bonds, debt securities and/or preferred securities of subsidiary trusts and (ii) by TXU Gas of up to an aggregate of $400 million of debt securities and/or preferred securities of subsidiary trusts.

      No other substantive changes to financing arrangements have occurred subsequent to December 31, 2000 except as described in Notes 3 and 4 to Financial Statements. See Notes 3, 4, 5 and 6 to Financial Statements for further details concerning financing and capitalization.

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

      The first three months of NETA have been characterized by market participants adapting their operations and systems to accommodate new processes and requirements; furthermore, market participants have experienced either charges or credits from the balancing mechanism. TXU Europe has had positive results to date. Requests for the modification to the NETA rules have been made by some participants, but TXU Europe expects these will be resisted. The long-term effect of NETA will become clearer over coming months when many business customers negotiate power contracts with suppliers in the new environment. Prices could be reduced, but volatility in the NETA Balancing Mechanism could put upward pressure on end prices.

      NEW LICENSING ARRANGEMENTS -- Under the UK Utilities Act 2000, which became effective in April 2001, the concept of a company holding a "Public Electricity Supply Licence" (a PES company) will be abolished when the relevant commencement orders are laid before Parliament. This is likely to take place in the autumn of 2001, and a significant feature is that one entity will not be able to have legal ownership of both an electricity distribution business and an electricity supply business. Currently, the legal entity Eastern Electricity Ltd (a subsidiary company of TXU Europe Group plc) is a PES license holding company. In accordance with the legislation, the electricity supply business included in Eastern Electricity Ltd will be transferred to an affiliate company (another wholly owned subsidiary of TXU Europe Group plc) leaving only the electricity distribution business within Eastern Electricity Ltd. TXU Europe does not anticipate these new arrangements having any significant financial impact on the consolidated financial statements.

      The UK Utilities Act 2000 includes provision for the Gas and Electricity Markets Authority (the Regulator) to impose on a license holder a financial penalty where the license holder has contravened or is contravening a condition or requirement, or has failed to achieve any standard of performance prescribed under the legislation. The financial penalties regime is scheduled for commencement later this year. Such penalties will be subject to a maximum limit. The current proposal presently undergoing public consultation is for the maximum limit to be set at 10% of the revenue of the company, generated within Great Britain, which is the holder of the relevant license. In addition it is currently proposed that the maximum penalty at the rate of 10% should apply to that revenue for each year in which the breach or failure took place, up to a maximum of three years. TXU Europe is not presently aware of any matters that would make it subject to significant penalties.

      AUSTRALIA -- TXU Australia is subject to regulation by the Office of the Regulator General (ORG). On September 21, 2000, the ORG published its final decision in the 2001 Electricity Distribution Price Review. The decision will cause TXU Australia's electricity distribution revenue for 2001 to be approximately A$16 million ($9 million) lower than for 2000. TXU Australia appealed the decision to the ORG Appeal Panel on October 2, 2000. The price path for TXU Australia's electricity distribution tariffs effective from January 1, 2001 until at least December 31, 2005 was redetermined on December 1, 2000. TXU Australia appealed the ORG's price path redetermination to the Victorian Supreme Court, which dismissed the proceeding and assessed TXU Australia costs of the proceeding. TXU Australia filed a Notice of Appeal with the Court of Appeal on June 8, 2001.

      Retail prices for customers whose usage is above 160 MWh/year are subject to competitive forces and are not regulated. Customers who use 40 MWh/year or more have been able to choose their retailer since January 1,

2001. The government has the power to regulate retail prices for electricity customers with a usage below 160 MWh/year until 2003. TXU Australia and other Victorian retailers have submitted to the government their proposals for price increases. The government has used its reserve powers to keep the retail prices at the current levels, and has requested the ORG to review the submissions.

      The distribution tariffs applicable to TXU Australia's gas distribution network are effective until December 31, 2002, at which time a price review process will occur prior to new tariffs being approved by the ORG for the next five-year period. After the next period, prices will be set for periods nominated by TXU Australia and approved by ORG.

      Gas retail customers with loads above 9,200 Mcf/year are currently subject to competition. Customers with loads between 4,600 Mcf/year and 9,200 Mcf/year will be able to choose their retailers after September 1, 2001 and, the remaining customers at a date yet to be confirmed, currently expected to be October 1, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Except as discussed below, the information required hereunder is not significantly different from the information as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the TXU 2000 Form 10-K and is therefore not presented herein. Changes in the fair value of TXU's cash flow hedges for foreign currency, interest rate and energy related derivative contracts that were discussed in the 2000 Form 10-K, are recorded as a component of Other Comprehensive Income as a result of implementation of SFAS
133. Other than as described therein, since December 31, 2000 there has been no significant change in the contractual terms and notional amounts of such as disclosed in the TXU 2000 Form 10-K.

      TXU Energy Trading uses market-implied volatilities to determine its exposure to market risk. Market risk is estimated as the potential loss in fair value resulting from at least a 15% change in market factors, which may differ from actual results. Using a two standard deviation change, the most adverse change in fair value at June 30, 2001 and December 31, 2000, as a result of this analysis, was a reduction of $11.5 million and $1.3 million, respectively. This change is a result of expansion in the energy marketing business in accordance with the TXU merchant energy strategy in preparation for deregulation of the electricity markets in Texas commencing January 1, 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      TXU Corp. held its Annual Meeting of Shareholders on May 11, 2001. The following items were presented to the shareholders with the following results:

                                                             Votes
                                                          Withheld or
Election of Directors                    Votes for          Against    Abstentions
-----------------------------------     -----------       -----------  -----------
Derek C. Bonham                         220,331,456        2,474,742      None
J. S. Farrington                        220,335,192        2,471,006      None
William M. Griffin                      220,040,165        2,766,033      None
Kerney Laday                            220,337,608        2,468,590      None
Jack E. Little                          220,256,489        2,549,709      None
Margaret N. Maxey                       219,782,220        3,023,978      None
Erle Nye                                220,377,684        2,428,514      None
J. E. Oesterreicher                     220,269,087        2,537,111      None
Charles R. Perry                        220,115,904        2,690,294      None
Herbert H. Richardson                   220,120,838        2,685,360      None

Selection of Deloitte & Touche LLP
  As Independent Accountants            220,648,507          911,687      1,246,004

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits filed as part of Part II are:

            4(a) Sixty-second Supplemental Indenture, dated as of July 1, 2001, to a Mortgage and Deed of Trust, dated December 1, 1983, between TXU Electric and the Bank the New York, as Trustee, previously filed with File No. 1-11668 Form 10-Q for the quarter ended June 30, 2001.

            4(b) Indenture (For unsecured Debt Securities Series J), dated as of June 1, 2001 between TXU Corp. and The Bank of New York, as Trustee.

            4(c) Officer's Certificate establishing the terms of the 6.375% Series J Senior Notes due June 15, 2006.

      15 Letter from independent accountants as to unaudited interim financial information.

      99 Condensed Statements of Consolidated Income -- Twelve Months Ended June 30, 2001 and 2000.

      (b)   Reports on Form 8-K filed since March 31, 2001:

         Date of Report            Item Reported
         --------------            -------------
         June 12, 2001             Other Events and Regulation FD Disclosure.
         July 26, 2001             Other Events and Regulation FD Disclosure.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        TXU CORP.

                                        By  /s/ Biggs C. Porter
                                          --------------------------
                                                Biggs C. Porter
                                            Controller and Principal
                                               Accounting Officer

Date:  August 10, 2001