Form 10-Q
period 2001-09-30
TXU CORP /TX/
filed 2001-11-13
CIK 1023291

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------


                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


                              ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ No / /

COMMON STOCK OUTSTANDING AT NOVEMBER 8, 2001: 265,102,990 shares, without par value.

TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                                 PAGE
                                                                                              ----
     ITEM 1.  FINANCIAL STATEMENTS

             Condensed Statements of Consolidated Income -
             Three and Nine Months Ended September 30, 2001 and 2000...............             1

             Condensed Statements of Consolidated Comprehensive Income -
             Three and Nine Months Ended September 30, 2001 and 2000...............             2

             Condensed Statements of Consolidated Cash Flows -
             Nine Months Ended September 30, 2001 and 2000.........................             3

             Condensed Consolidated Balance Sheets -
             September 30, 2001 and December 31, 2000..............................             4

             Notes to Financial Statements.........................................             5


             Independent Accountants' Report.......................................            22

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS............................................            23

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........            35

PART II. OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS....................................................            36

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................            36
SIGNATURE..........................................................................            37


                                       (i)

                          PART I. FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                           TXU CORP. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                                               --------------------        ---------------------
                                                                                2001          2000           2001         2000
                                                                               ------        ------        -------       -------
                                                                                MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS
Operating revenues........................................                     $6,603        $5,834        $21,105       $15,202
                                                                               ------        ------        -------       -------

Operating expenses
     Energy purchased for resale and fuel consumed........                      4,435         3,794         14,972         9,592
     Operation and maintenance...........................                       1,117           789          2,832         2,232
     Depreciation and other amortization..................                        245           222            750           743
     Goodwill amortization................................                         56            55            165           152
     Taxes other than income..............................                        195           159            577           478
                                                                               ------        ------        -------       -------
           Total operating expenses.......................                      6,048         5,019         19,296        13,197
                                                                               ------        ------        -------       -------

Operating income..........................................                        555           815          1,809         2,005

Other income (deductions)-- net...........................                        (48)           58             10           191
                                                                               ------        ------        -------       -------

Income before interest, other charges and income taxes....                        507           873          1,819         2,196
                                                                               ------        ------        -------       -------

Interest income...........................................                         48            28            121            95

Interest expense and other charges
     Interest.............................................                        357           375          1,093         1,103
     Distributions on  mandatorily redeemable, preferred
          securities of subsidiary trusts, each holding
          solely junior subordinated debentures of the
          obligated company:
               TXU obligated..............................                          7             8             22            23
               Subsidiary obligated.......................                         20            20             59            59
     Preferred stock dividends of subsidiaries............                          3             3             10            10
     Distributions on preferred securities of subsidiary
         perpetual trust of TXU Europe....................                          4             4             11             9
     Allowance for borrowed funds used during.............
          construction and capitalized interest...........                         (7)           (3)           (19)           (8)
                                                                               ------        ------        -------       -------
           Total interest expense and other charges.......                        384           407          1,176         1,196
                                                                               ------        ------        -------       -------

Income before income taxes................................                        171           494            764         1,095

Income tax expense (benefit)..............................                       (168)          160             17           341
                                                                               ------        ------        -------       -------

Net income................................................                        339           334            747           754

Preference stock dividends................................                          5             6             16             6
                                                                               ------        ------        -------       -------

Net income available for common stock.....................                       $334          $328          $ 731         $ 748
                                                                               ======        ======        =======       =======

Average shares of common stock outstanding (millions).....                        260           262            258           266

Per share of common stock:
     Basic earnings.......................................                      $1.28         $1.25          $2.83         $2.81
     Diluted earnings.....................................                      $1.28         $1.25          $2.83         $2.81
     Dividends declared..................................                       $0.60         $0.60          $1.80         $1.80


See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                                          ------------------        -------------------
                                                                          2001         2000         2001          2000
                                                                          -----        -----        -----         -----
                                                                                   MILLIONS OF DOLLARS
Net income..............................................                  $ 339        $ 334        $ 747         $ 754
                                                                          -----        -----        -----         -----

Other comprehensive income (loss) -- Net change
    during period, net of tax effects:
        Investments classified as available for sale:
             Unrealized holding gains (losses)..........                     --          (27)          55            34
             Reclassification  of net  gain  realized
                 on sale of investments
                  to other income (deductions) - net....                     --          (14)         (52)          (14)
        Cumulative currency translation adjustment......
                                                                            127         (181)        (120)         (421)
        Cash flow hedges:
             Cumulative  transition  adjustment  as of
                 January 1, 2001                                             --           --         (132)           --
             Net change in fair value of derivatives ...                    (61)          --         (140)           --
             Amounts realized in earnings during
                 the period                                                  54           --          163            --
                                                                          -----        -----        -----         -----

                       Total............................                    120         (222)        (226)         (401)
                                                                          -----        -----        -----         -----

Comprehensive income....................................                  $ 459       $  112       $  521         $ 353
                                                                          =====       ======       ======         =====

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                                        NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                        2001         2000
                                                                                                      --------     --------
                                                                                                       MILLIONS OF DOLLARS
Cash flows - operating activities
     Net income...................................................................                    $   747      $   754
     Adjustments to reconcile net income to cash provided by operating activities:
         Depreciation and amortization ...........................................                      1,011        1,070
         Deferred income taxes  and investment tax credits - net .................                       (265)        (122)
         (Gains)/losses from sale of assets.......................................                        148         (186)
         Reduction of revenues for earnings in excess of regulatory earnings cap..                        140          247
         Other....................................................................                        (29)         (11)
         Changes in operating assets and liabilities..............................                       (145)        (429)
                                                                                                      --------     --------
                 Cash provided by operating activities............................                      1,607        1,323
                                                                                                      --------     --------

Cash flows - financing activities Issuances of securities:
        Long-term debt............................................................                      1,580        1,774
        Preferred securities of subsidiary perpetual trust of TXU Europe..........                          -          150
        Preference stock..........................................................                          -          300
        Common stock..............................................................                        353            1
    Retirements/repurchases of securities:
        Long-term debt/obligations................................................                     (2,285)      (1,890)
        Common stock..............................................................                        (44)        (596)
    Change in notes payable:
        Commercial paper..........................................................                       (352)         (59)
        Banks.....................................................................                         55           89
    Cash dividends paid:
        Common stock..............................................................                       (463)        (479)
        Preference stock..........................................................                        (16)          (6)
    Other.........................................................................                        (21)         (31)
                                                                                                      --------     --------
                 Cash  used in financing activities...............................                     (1,193)        (747)
                                                                                                      --------     --------

Cash flows - investing activities
    Capital expenditures..........................................................                      (1,186)        (957)
    Acquisitions of businesses ...................................................                        (230)        (808)
    Proceeds from sale of assets..................................................                         755          785
    Cash distribution from equity investee........................................                           -          599
    Nuclear fuel .................................................................                         (11)         (47)
    Other.........................................................................                         (62)        (312)
                                                                                                      --------     --------
                 Cash  used in investing activities...............................                        (734)        (740)
                                                                                                      --------     --------

Effect of exchange rates on cash and cash equivalents.............................                         (12)         (32)
                                                                                                      --------     --------

Net change in cash and cash equivalents...........................................                        (332)        (196)

Cash and cash equivalents - beginning balance.....................................                       1,039          560
                                                                                                      --------     --------

Cash and cash equivalents - ending balance........................................                       $ 707        $ 364
                                                                                                      ========     ========

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                 SEPTEMBER 30,
                                                                                                     2001          DECEMBER 31,
                                                                                                  (UNAUDITED)         2000
                                                                                                 -------------     ------------
                                           ASSETS                                                   MILLIONS OF DOLLARS
Current assets:
      Cash and cash equivalents........................................................               $ 707           $1,039
      Accounts receivable.............................................................                2,226            2,817
      Inventories-- at average cost...................................................                  604              492
      Merchant energy trading assets..................................................                1,740            2,187
      Other current assets............................................................                  542              618
                                                                                                    -------          -------
              Total current assets....................................................                5,819            7,153
                                                                                                    -------          -------
Investments...........................................................................                2,670            3,005
Property, plant and equipment-- net...................................................               23,151           23,301
Goodwill..............................................................................                7,361            7,508
Regulatory assets-- net...............................................................                1,949            2,290
Merchant energy trading assets........................................................                  935              555
Derivative assets.....................................................................                  574               --
Deferred debits and other assets......................................................                1,009            1,178
                                                                                                    -------          -------
              Total assets............................................................              $43,468          $44,990
                                                                                                    =======          =======

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Notes payable:
            Commercial paper..........................................................               $1,536           $1,906
            Banks.....................................................................                1,275            1,266
       Long-term debt due currently....................................................               2,137            2,894
       Accounts payable................................................................               2,076            2,752
       Merchant energy trading liabilities.............................................               1,466            2,132
       Other current liabilities.......................................................               1,933            1,849
                                                                                                    -------          -------
              Total current liabilities................................................              10,423           12,799
                                                                                                    -------          -------
Accumulated deferred income taxes......................................................               3,731            3,963
Investment tax credits.................................................................                 484              501
Merchant energy trading liabilities....................................................                 616              369
Derivative liabilities.................................................................                 359               --
Other deferred credits and noncurrent liabilities......................................               2,180            2,406
Long-term debt, less amounts due currently.............................................              15,624           15,281

Mandatorily  redeemable,  preferred  securities of  subsidiary  trusts,  each holding  solely junior
     subordinated debentures of the obligated company:
             TXU obligated.............................................................                 368              368
             Subsidiary obligated......................................................                 976              976
Preferred securities of subsidiary perpetual trust of TXU Europe.......................                 150              150
Preferred stock of subsidiaries:
            Not subject to mandatory redemption........................................                 190              190
            Subject to mandatory redemption............................................                  21               21
Common stock repurchasable under equity forward contracts, at settlement value.....                       -              190

Contingencies (Note 8)

Shareholders' equity (Note 5)..........................................................               8,346            7,776
                                                                                                    -------          -------
              Total liabilities and shareholders' equity...............................             $43,468          $44,990
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

      ACQUISITIONS --

      In January 2001, TXU Europe completed the acquisition of 51% of Stadtwerke Kiel AG (Kiel AG), a German municipal utility, for (pound)145 million ($217 million). The acquisition of Kiel AG was accounted for as a purchase business combination. The process of determining the fair value of assets and liabilities of Kiel AG continues but is expected to be completed in the fourth quarter of 2001. TXU Europe's latest estimate of goodwill is (pound)107 million ($158 million), which is being amortized over 40 years. This amount is subject to further revision as additional information on the fair value of assets acquired and liabilities assumed becomes available. The results of operations of Kiel AG are reflected in the consolidated financial statements from the January 8, 2001 acquisition date. Pro forma information for the nine months ended September 30, 2001 and 2000, reflecting the acquisition of Kiel AG, would not differ significantly from reported amounts.

      In August 2000, TXU Europe purchased United Utilities plc's retail energy supply business, Norweb Energi (a division of Norweb plc), for total consideration of (pound)340 million ($496 million). In the transaction, TXU Europe assumed certain of Norweb Energi's obligations, including its power purchase agreements, which have been integrated into TXU Europe's energy portfolio. The acquisition of Norweb Energi was accounted for as a purchase business combination. The final amount assigned to goodwill is (pound)628 million ($926 million) which is being amortized over 20 years.

      The results of operations of Norweb Energi are reflected in the consolidated financial statements of TXU from the August 3, 2000 effective date of the acquisition. The following summary of unaudited pro forma consolidated results of TXU's operations reflects the acquisition of Norweb Energi as though it had occurred at the beginning of the comparable period of 2000.

                                                                                 NINE MONTHS
                                                                                    ENDED
                                                                                 SEPTEMBER 30,
                                                                                     2000
                                                                                 -------------
                                                                                  $ MILLION
        Operating revenues ....................................................     $16,124
        Operating income ......................................................       2,103
        Net income ............................................................         782

      The pro forma results above are not necessarily indicative of what the actual results would have been had the acquisition actually occurred at the beginning of the period. Further, the pro forma amounts are not intended to be a projection of future results of the combined companies.

      DISPOSITIONS --

      On October 19, 2001, TXU Europe completed the transfer of its 380 MW Peterborough and 325 MW King's Lynn gas-fired generating stations in the UK to Centrica through a series of leasing arrangements. The proceeds from the transfer were (pound)173 million ($259 million). In addition, TXU Europe retained certain tax benefits. Accordingly, TXU Europe recorded a pre-tax loss of (pound)140 million ($203 million) in September 2001 which is recorded in operation and maintenance expense.

      On July 12, 2001, TXU Europe completed the sale of its 1,000 MW coal-fired Rugeley generating station in the UK to International Power for (pound)200 million ($280 million). Cash received at closing was (pound)67 million ($94 million) with the remaining cash proceeds from the sale to be received in January 2002. TXU Europe has received a letter of credit to secure the remaining cash proceeds. The pre-tax loss on the sale was (pound)24 million ($35 million) and is recorded in operation and maintenance expense.

      The restructuring of the generating portfolio, including the sale of Rugeley and the transfer of the Peterborough and King's Lynn generation stations, resulted in a net tax benefit of (pound)146 million ($212 million) in the third quarter. This results from the retention of certain tax benefits related to the stations and reversal of previously established deferred taxes. The after-tax loss on the sale and the transfer was $26 million.

      In April 2001, TXU Europe received net proceeds of E522 million ($469 million) from the sale of its 19.2% interest in Hidroelectrica del Cantabrico, SA (Hidrocantabrico), and recorded a pre-tax gain of (pound)50 million ($73 million). In the nine months ended September 30, 2000, TXU Europe incurred $11 million of costs associated with the offer for Hidrocantabrico. Both of these items are recorded in other income
(deductions) - net.

      In February 2001, TXU Europe finalized the sale of its interest in the North Sea gas fields for (pound)138 million ($196 million). From the date of the sale through September 30, 2001, TXU Europe has received net cash proceeds of (pound)106 million ($156 million) after settlement of certain outstanding issues, and recorded a net pre-tax gain of (pound)7 million ($9 million) in other income (deductions) - net.

2.    SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION -- The condensed consolidated financial statements of TXU and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP) and, except for the adoption in the first quarter of 2001 of the new accounting standard for derivatives discussed below, on the same basis as the audited financial statements included in the TXU 2000 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the US Securities and Exchange Commission. The results of operations for an interim period may not give a true indication of results for a full year. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and tables in the notes to the financial statements, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- On January 1, 2001, TXU adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 (June 1999) and SFAS No. 138 (June 2000).

      In accordance with the transition provisions of SFAS No. 133, TXU recorded, as of January 1, 2001, a cumulative effect of $132 million after-tax as a decrease to other comprehensive income to recognize the fair value of all derivatives effective as cash-flow hedging instruments. For the period from transition to September 30, 2001, $77 million of this cumulative transition net loss has been reclassified into earnings.

      SFAS No. 133 has not affected reported operating results of merchant energy trading activities. The merchant energy trading businesses in the US, Europe and Australia have used mark-to-market accounting for their trading activities, consistent with the required accounting under SFAS No. 133 for trading transactions that are derivatives. However, as a result of SFAS No. 133 and ongoing implementation issues, retail energy services contracts entered into in 2001 are marked-to-market as described in the US Energy segment discussion, and contracts in the UK that no longer meet the normal purchase exception effective July 1, 2001 are marked-to-market.

      With the implementation of NETA in the UK in March 2001, most of TXU Europe's derivative contracts used to hedge exposure to changes in Pool prices have now been renegotiated into bilateral contracts. These contracts, previously qualifying as cash flow hedges, are now considered to be normal purchase contracts.

      Ongoing implementation issues being addressed by standard-setting groups may affect the application of SFAS No. 133. In April 2001, the Financial Accounting Standards Board (FASB) finalized a conclusion that contracts with volume optionality do not qualify for the normal purchase and sale exception. As a result, certain of TXU Europe's gas option contracts have been accounted for as derivatives since July 1, 2001 in accordance with the transition provisions of such revised guidance. Results for the third quarter include a net charge of (pound)3 million ($5 million) as a cumulative effect of this change recorded in other income (deductions) - net.

      In June 2001, the FASB approved a number of implementation issues regarding the normal purchase and sale exception. One of the issues applied exclusively to the electric industry and provided for the normal purchase and sale exception under specific circumstances. TXU Europe evaluated its electricity contracts under the new guidance and determined that certain ones will qualify for the normal purchase and sale exception from July 1, 2001, thus removing them from SFAS No. 133 classification as derivatives. The FASB continues to address specific aspects of the normal purchase and sale exception.

      Essentially all of the terms of TXU's derivatives which have been designated as hedges match the terms of the underlying hedged items. As a result, TXU experienced minimal hedge ineffectiveness of less than $1 million, mainly from treasury hedges, for the nine months ended September 30, 2001. This amount was reported in interest expense and represented the total ineffectiveness of all cash-flow hedges. Also, $0.7 million of net derivatives losses were realized as a result of the discontinuance of cash-flow hedges related to certain forecasted treasury transactions that are not likely to occur.

      As of September 30, 2001, it is expected that $44 million after-tax of net losses now included in the net gains/losses from derivative instruments that are accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges.

      CAPACITY AUCTION -- Legislation was passed during the 1999 session of the Texas Legislature to restructure the electric utility industry in Texas (1999 Restructuring Legislation). In September 2001, pursuant to the requirements of the 1999 Restructuring Legislation, TXU Electric and most other electric utility companies in Texas that own generation production assets auctioned 15 percent of the output of that generation effective January 1, 2002. The form of contract entered into as a result of that auction is a derivative pursuant to SFAS No. 133. The capacity auction for periods ended prior to December 31, 2003 will directly affect amounts ultimately recovered from or returned to customers under the Texas 1999 Restructuring Legislation. As a result, regulatory assets and liabilities will be established for movements in the fair value of the derivatives.

      NEW ACCOUNTING STANDARDS-- SFAS No. 141, "Business Combinations", became effective for TXU on July 1, 2001. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001 and eliminates the use of the pooling-of-interests method.

      SFAS No. 142, "Goodwill and Other Intangible Assets", is effective for TXU beginning January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units and the discontinuance of goodwill amortization. The amortization of TXU's existing goodwill (approximately $220 million on an annualized basis) will cease after December 31, 2001.

      In addition, SFAS No. 142 requires TXU to complete a transitional goodwill impairment test within six months from the date of adoption. It establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss during the transition period will be recognized as the cumulative effect of a change in accounting principle. Subsequent impairments will be recorded in operations.

      As part of its implementation effort to adopt SFAS No. 142, TXU is in the process of determining its reporting units as defined by SFAS No. 142, the fair value of those reporting units and the allocation of goodwill to those reporting units based upon the determined fair value. TXU has not yet determined the amount of goodwill that will be allocated to its reporting units upon adoption of SFAS No. 142.

      SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for TXU beginning January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the previously recorded asset and the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS No. 143 also requires additional disclosures. TXU will change its accounting for nuclear decommissioning costs to conform with the new standard.

      SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", will be effective for TXU beginning January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121.

      TXU is evaluating the impact the adoption of these standards will have on its financial position and results of operations.

      EARNINGS PER SHARE -- Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the period reported. Diluted earnings per share include the effect of potential issuance of common shares resulting from the assumed exercise of all outstanding stock options and settlement of forward stock purchase agreements. TXU has outstanding certain instruments that are convertible into common stock or that may be settled with common stock but do not qualify as dilutive securities for computation of earnings per share. The number of shares of common stock added to the average shares outstanding for the purpose of calculating diluted earnings per share were 276 thousand and 248 thousand for the three and nine months ended September 30, 2001, respectively, and 240 thousand and 443 thousand for the three and nine months ended September 30, 2000, respectively. See Note 4 for discussion of additional potential issuances of TXU common stock in connection with the October 2001 issuance of TXU equity-linked securities.

3.    SHORT-TERM FINANCING

      In January 2001, TXU Europe borrowed E182 million ($160 million) at 5.54% per annum under its (pound)300 million 364-day revolving credit facility as part of the financing to acquire Kiel AG. The facility matured on August 22, 2001, however only E417 million ($379 million) of this facility was extended for another twelve months and was outstanding as of September 30, 2001.

      During the nine months ended September 30, 2001, TXU Europe repaid (pound)331 million ($477 million) of short term facilities. Some facilities expired, others were replaced or renewed. As of September 30, 2001, the total of all short term facilities of TXU Europe was (pound)410 million ($605 million), of which (pound)302 million ($445 million) was actually outstanding (at a weighted average interest rate of 5.4%).

      ACCOUNTS RECEIVABLE SECURITIZATION -- TXU, through its subsidiaries, has several facilities to provide financing through trade accounts receivable. All of the facilities continually sell customer accounts receivables or undivided interests therein to financial institutions on an ongoing basis to replace those receivables that have been collected.

      During the nine months ended September 30, 2001, TXU Europe sold (pound)1.6 billion ($2.4 billion) in receivables under a program with a commercial bank to replace those receivables that have been collected. Such sales resulted in no gain or loss. Under the program, TXU Europe has a receivables servicing obligation but does not incur a measurable asset or liability. The program was amended in the third quarter of 2001 and the overall limit was reduced to (pound)300 million. At September 30, 2001, accounts receivable of TXU Europe were reduced by (pound)170 million ($251 million) under the program and (pound)34 million ($51 million) of future receivables sold were reflected as other short-term loans on the balance sheet. These amounts bear interest at an annual rate, which was 4.49% at September 30, 2001, based on commercial paper rates plus a margin.

      At September 30, 2001 TXU Gas and TXU Electric have a facility to sell up to $600 million aggregate amount of interests in customer accounts receivable to a wholly-owned bankruptcy-remote subsidiary of TXU Gas, Receivables Company, which sells undivided interests in these accounts receivable to financial institutions. At September 30, 2001, $600 million of customer receivables of TXU Electric and TXU Gas had been sold.

4.    LONG-TERM DEBT

      US -- In April 2001, the Brazos River Authority issued $121 million aggregate principal amount of Pollution Control Revenue Refunding Bonds, Series 2001A, due October 1, 2030 for TXU Electric. The Brazos River Authority 2001A bonds bear interest at a rate of 4.95% per annum until the mandatory tender date of April 1, 2004. Proceeds from the issuance and sale of the Brazos River Authority 2001A bonds were used to refund the entire principal amount of the 7-7/8% Brazos River Authority Series 1991A bonds and $21 million of the Brazos River Authority Taxable Series 1993 bonds.

      DEBT RESTRUCTURE AND REFINANCING PLAN -- On September 11, 2001, TXU Electric announced details of its debt restructuring and refinancing plan pursuant to the requirements of the 1999 Restructuring Legislation. On January 1, 2002, TXU Electric's business will be restructured into a regulated transmission and distribution (T&D) utility business and an unregulated merchant energy business. TXU Electric will remain as a holding company for the T&D business and the merchant energy business. Subsidiaries of the merchant energy business will include a power generation company, an energy trading and portfolio management company and a retail electric provider. See Note 7 for a more detailed discussion of the separation of the businesses.

      Under the debt restructure and refinancing plan, TXU Electric's tax-exempt bond obligations will be assigned to TXU Energy, a company to be formed as a wholly owned subsidiary of TXU Electric. TXU Energy will be a holding company for TXU Electric's merchant energy business. It has an indicative credit rating of BBB+ from Standard & Poors.

      In August 2001, TXU Electric announced a tender offer program for twelve series of outstanding tax-exempt bonds aggregating $682 million. The bonds, issued by the Brazos River Authority and the Sabine River Authority of Texas, funded a portion of certain pollution control facilities at TXU Electric's electric generating stations. The tender offer expired October 30, 2001; and $385 million of the bonds were tendered and accepted for purchase. TXU Electric expects to redeem all the bonds that were not tendered. TXU Electric expects to fund the purchase of the tendered and redeemed bonds with the proceeds from new tax-exempt bonds to be issued through the Brazos and Sabine River Authorities.

      TXU Electric expects to refund $485 million in additional tax-exempt bonds issued by the Brazos and Sabine River Authorities in the fourth quarter with the proceeds of new tax-exempt bonds issued through those authorities.

      On October 26, 2001, TXU Electric announced the completion of another tender offer and waiver solicitation programs for the following securities, payment for which was made on November 1, 2001:


SECURITY                           OUTSTANDING PRINCIPAL AMOUNT            PRINCIPAL AMOUNT TENDERED
--------                           ----------------------------            -------------------------

7.17% Debentures.................           $300 million                           $290 million

TXU Electric Capital IV
Floating Rate Capital
Securities.......................           $100 million                            $99 million

TXU Electric Capital V
8.175% Capital Securities........           $400 million                           $392 million


      The original terms of these securities would have required a transfer of TXU Electric's obligations or the addition of another obligor under the securities upon the restructuring of TXU Electric. The waivers received in connection with the tenders permit TXU Electric to continue alone as obligor.

      TXU estimates that the debt restructuring process will result in one-time extraordinary charge to earnings of between $70 million and $100 million (after-tax) in the fourth quarter of 2001.

      EQUITY-LINKED SECURITIES -- In October 2001, TXU issued a total of 20 million equity-linked securities referred to as Equity Units initially consisting of 20 million units of Corporate Units, each having an initial stated amount per security of $50. Gross proceeds from the offering were $1.0 billion. Net proceeds were used to repay commercial paper.

      Each Corporate Unit initially consisted of:

(i) a purchase contract (Purchase Contract) under which the holder is obligated to purchase from TXU by not later than November 16, 2004 (first settlement date) for $25 cash a specified number of shares of TXU's common stock (based on a formula using the market price of TXU's common stock) and is obligated to purchase from TXU by not later than November 16, 2005 (second settlement date) for $25 cash a specified number of shares of TXU's common stock (based on a formula using the market price of TXU's common stock),

(ii) until the first settlement date, a TXU Series K Senior Note due November 16, 2006 (Series K Note) having a principal amount of $25 and a TXU Series L Senior Note due November 16, 2007 (Series L Note and, together with the Series K Note, Senior Notes), and

(iii) until the second settlement date, a Series L Senior Note having a principal amount of $25.

     Initially, $500,000,000 aggregate principal amount of Series K Notes and $500,000,000 aggregate principal amount of Series L Notes were issued by TXU to be held as a component of the Corporate Units. The holder of a Corporate Unit is entitled to receive from TXU quarterly payments, in arrears, at 8.75% per annum of the stated amount of such security ($50) prior to the first settlement date and 8.75% per annum of the remaining stated amount ($25) from the first settlement date to the second settlement date. The payments consists of contract adjustment payments of 3.65% per annum of the stated amount and interest on the Series K Note, at the rate of 4.75% of $25 per annum, and Series L Note, at the rate of 5.45% of the $25 per annum, through the first settlement date and 3.30% per annum of the remaining stated amount and interest on the Series L Note, at the rate of 5.45% of the $25 per annum, through the second settlement date.

      A holder of Corporate Units may create equity linked securities of the type called Treasury Units by substituting appropriate treasury securities for applicable Senior Notes that are components of the Corporate Units. A holder of Treasury Units may recreate Corporate Units by substituting the appropriate Senior Notes for the appropriate treasury securities that are components of the Treasury Units. In each case, the securities replaced by substitution will be released to the holders.

      Under the terms of the Purchase Contracts, TXU will issue between 8,980,000 and 10,956,000 shares of its common stock in connection with each settlement date. A total of 21,912,000 shares of TXU's common stock is reserved for issuance in connection with the Equity Units.

      In October 2001, TXU recorded, as a reduction of common stock equity, the present value of the contract adjustment payments of $116 million and a portion of the costs incurred in connection with the issuance of the Equity Units. A liability was recorded for the contract adjustment payments and will be reduced as the contract adjustment payments are made. TXU has the right to defer the contract adjustment payments, but any such election will subject TXU to restrictions on the payment of dividends on and redemption of outstanding shares of its common stock. TXU currently has no plans to defer these contract adjustment payments.

      OTHER US -- In August 2001, TXU remarketed the entire $350 million aggregate principal amount of its Series D Senior Notes due 2003, resulting in a new interest rate of 5.52%. At the time of the remarketing, TXU issued approximately 7.5 million shares of common stock for $351 million in cash proceeds in fulfillment of stock purchase contracts with the holders of the notes purchased as components of TXU's equity-linked securities originally issued in 1998 (see Note 5).

      In July 2001, TXU Electric issued $400 million aggregate principal amount of Floating Rate First Mortgage Bonds due June 15, 2003. The initial interest rate, based on LIBOR plus a spread, was 4.39% and is reset quarterly. Proceeds from the issuance were used for general corporate purposes.

      In June 2001, TXU issued $800 million aggregate principal amount of its 6.375% Series J Senior Notes due June 15, 2006. On the same date, TXU entered into an interest rate swap which is being accounted for as a fair value hedge. At September 30, 2001, the mark-to-market effect on this swap was an increase of $41 million on the principal amount of the debt with a corresponding amount recorded as a derivative asset. Proceeds from the issuance were used to repay outstanding commercial paper and for general corporate purposes.

      EUROPE -- At September 30, 2001, TXU Europe and TXU Finance (No.2) Limited had a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit Agreement). As of September 30, 2001, the Sterling Credit Agreement provided for borrowings of up to (pound)1.075 billion ($1.5 billion) and had two facilities: a (pound)750 million ($1.1 billion) term facility and a (pound)325 million ($479 million) revolving credit facility (Tranche B), both of which terminate on March 2, 2003. The Sterling Credit Agreement allows for borrowings in various currencies with interest rates based on the prevailing rates in effect in the countries in which the borrowings originate. In January 2001, in connection with the acquisition of Kiel AG, TXU Europe borrowed E47 million ($41 million) under Tranche B. As of September 30, 2001, (pound)750 million ($1.1 billion) of borrowings were outstanding under the term facility at an interest rate of 6.8% per annum and outstanding Tranche B borrowings consisted of 700 million Norwegian kroner (NOK) ($80 million) at 8.2% per annum and E147 million ($134 million) at 4.5% per annum.

      TXU Europe has a E2.0 billion Euro Medium Term Note (EMTN) program. Under the EMTN program, TXU Europe may from time to time issue notes in various currencies to one or more dealers in an aggregate principal amount outstanding of E2.0 billion. On September 4, 2001 (pound)100 million ($145 million) was repaid under this program. At September 30, 2001, there was (pound)576 million ($850 million) of various borrowings outstanding under this program with an aggregate weighted average interest rate of 7.1% per annum.

      In June 2001, TXU Europe purchased approximately $45 million of US Treasury securities with various maturities to match the required interest and principal repayments to maturity on a subsidiary's junior subordinated debentures held by another subsidiary. These amounts are included in investments.

      In January 2001, the outstanding balance of the TXU Europe rent factoring loans due to banks of (pound)190 million ($269 million) was repaid.

5.       SHAREHOLDERS' EQUITY

                                                                                      SEPTEMBER 30,
                                                                                          2001        DECEMBER 31,
                                                                                       (UNAUDITED)       2000
                                                                                       -----------    -----------
     Shareholders' equity:
         Preference stock..............................................                   $  300        $  300
                                                                                          ------        ------

         Common stock without par value:
               Authorized shares -- 1,000,000,000
               Outstanding shares:  2001-- 264,906,693 and 2000--
                   258,108,897                                                             6,692         6,360
         Common stock repurchasable under equity forward contracts....                         -          (190)
         Retained earnings.............................................                    2,091         1,817
         Accumulated other comprehensive loss..........................                     (737)         (511)
                                                                                          ------        ------
                   Total common stock equity...........................                    8,046         7,476
                                                                                          ------        ------

                   Total shareholders' equity..........................                   $8,346        $7,776
                                                                                          ======        ======

      COMMON STOCK -- In August 2001, TXU issued 7.5 million shares of common stock for $351 million to settle stock purchase contracts that were components of its equity-linked securities originally issued in 1998, in connection with the remarketing of certain of its Series D Notes discussed in
Note 4.

      During the third quarter of 2001, TXU's requirements under the Direct Stock Purchase and Dividend Reinvestment Plan, TXU Thrift Plan and TXU ENSAVE Plan were met through additional issuances of common stock.

      At December 31, 2000, TXU had two equity purchase agreements with separate financial institutions to purchase shares of TXU's common stock. In April 2001, TXU purchased 1,252,500 shares of its common stock for $44 million under one of the equity purchase agreements. Following that purchase, TXU terminated both contracts without purchasing additional shares. Settlement of these agreements had no effect on earnings.

6.    TRUST SECURITIES

      TXU OR SUBSIDIARY OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUSTS, EACH HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF TXU OR RELATED SUBSIDIARY (TRUST SECURITIES) -- The statutory business trust subsidiaries had Trust Securities and Trust Assets outstanding, as follows:

                                                        TRUST SECURITIES                            TRUST ASSETS           MATURITY
                                ----------------------------------------------------------    ---------------------------  --------
                                         UNITS (000'S)                     AMOUNT                      AMOUNT
                                -----------------------------   --------------------------    ---------------------------
                                SEPTEMBER 30,    DECEMBER 31,   SEPTEMBER 30,  DECEMBER 31,   SEPTEMBER 30,  DECEMBER 31,
                                     2001           2000            2001          2000            2001          2000
                                    ------         ------          ------        ------          ------        ------
TXU
---

TXU Capital I
    (7.25% Series)..........         9,200          9,200           $ 223         $ 223           $ 237        $  237        2029
TXU Capital II
    (8.7% Series)...........         6,000          6,000             145           145             155           155        2034
                                    ------         ------          ------        ------          ------        ------
    Total TXU...............        15,200         15,200             368           368             392           392
                                    ------         ------          ------        ------          ------        ------
TXU ELECTRIC
------------

TXU Electric Capital I
    (8.25% Series)..........         5,871          5,871             141           141             155           155        2030
TXU Electric Capital III
    (8.00% Series)..........         8,000          8,000             194           194             206           206        2035
TXU Electric Capital IV
    (Floating Rate Trust
    Securities)(a) (c)......           100            100              98            98             103           103        2037
 TXU Electric Capital V
    (8.175% Trust
    Securities) (c).........           400            400             396           396             412           412        2037
                                    ------         ------          ------        ------          ------        ------
    Total TXU Electric......        14,371         14,371             829           829             876           876
                                    ------         ------          ------        ------          ------        ------
TXU GAS
-------

TXU Gas Capital I
    (Floating Rate Trust
    Securities)(b)..........           150            150             147           147             155           155        2028
                                    ------         ------          ------        ------          ------        ------

    Total...................        29,721         29,721          $1,344        $1,344          $1,423        $1,423
                                    ======         ======          ======        ======          ======        ======

(a) Floating rate is determined quarterly based on LIBOR. A related interest rate swap, expiring in 2002, effectively fixes the rate at 7.183%

(b) Floating rate is determined quarterly based on LIBOR. Related interest rate swaps, expiring in 2003, effectively fix the rates at 6.629% on $100 million and at 6.444% on $50 million.

(c) On November 1, 2001, TXU Electric purchased $99 million of the TXU Electric Capital IV securities and $392 million of the TXU Electric Capital V securities in settlement of a tender offer (see Note 4).

      Each parent company owns the common trust securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of such trust's Trust Securities.

7.    REGULATION AND RATES

      Certain of TXU's subsidiaries have ongoing proceedings outstanding with various regulatory agencies as of September 30, 2001 that are in different stages of completion. TXU cannot predict the outcome of these proceedings. The status of these proceedings as of September 30, 2001 is presented below.

      REGULATORY PROCEEDINGS - In October 1999, TXU Electric filed an application with the Public Utilities Commission of Texas (Commission) for a financing order (Docket No. 21527) to permit the issuance by a special purpose entity of $1.65 billion of transition bonds secured by payments designed to enable TXU Electric to recover its generation-related regulatory assets and other qualified costs in accordance with the 1999 Restructuring Legislation. The proceeds received by TXU Electric from the issuance of the transition bonds are to be used solely for the purpose of retiring utility debt and equity. On May 1, 2000, the Commission signed a final order rejecting TXU Electric's request for the $1.65 billion and authorized only $363 million. TXU Electric filed an appeal on May 2, 2000, with the Travis County, Texas District Court. On September 7, 2000, the District Court issued a final judgment that reversed parts of the Commission's financing order, affirmed other aspects of the Commission's financing order, and ordered the case remanded to the Commission for further proceedings consistent with the judgment. TXU Electric and various other parties appealed this judgment directly to the Supreme Court of Texas. On June 6, 2001, the Supreme Court of Texas issued what TXU Electric believes is a favorable ruling that should allow it to securitize approximately $1.3 billion or more of its regulatory assets and other qualified costs. The Supreme Court ruled in favor of TXU Electric's contention that the Commission must consider regulatory assets in the aggregate, rather than individually, in determining the amount of securitization. The Supreme Court also reversed that part of the Commission's order that utilized a longer regulated asset life for purposes of present-valuing the benefits of securitization saying that the statute contemplates a "far shorter recovery period for regulatory assets." In addition, the Supreme Court ruled that the Commission's statements concerning the future impact of securitization of loss on reacquired debt constituted an advisory and premature finding. On October 18, 2001 the Supreme Court remanded the case to the Commission for determination of the final amount of permitted securitization. TXU Electric is unable to predict what this amount will be. The Commission has begun the remand proceeding (Docket No. 24892). TXU Electric cannot predict when it will be completed, but is prepared to move quickly in connection with the issuance of transition bonds once a final financing order is issued by the Commission.

      The constitutionality of the securitization provisions of the 1999 Restructuring Legislation under the Texas Constitution was challenged in connection with a securitization request made by Central Power and Light Company. In July 2000, the Travis County, Texas District Court issued its judgment denying this appeal. This judgment was appealed directly to the Texas Supreme Court. On June 6, 2001, the Texas Supreme Court affirmed the judgment of the Travis County, Texas District Court denying this appeal and finding that the securitization provisions are constitutional.

      In March 2000, TXU Electric filed its application for approval of its unbundled cost of service rates with the Commission (Docket No. 22350). In addition to the actual T&D charges for delivering electricity, the cost of service rates include a nuclear decommissioning fund charge and a system benefit fund charge. In the March 2000 filing, TXU Electric's stranded costs were estimated to be approximately $3.7 billion, including the regulatory assets that were part of the Docket No. 21527 proceedings, addressed above, and amounts related to the remand of Docket No. 9300, addressed below. TXU Electric filed an updated stranded cost estimate on August 28, 2000 to reflect various Commission decisions made since Docket No. 22350 was filed. In the August 28, 2000 filing, TXU Electric's stranded costs were estimated to be $2.8 billion. Subsequent to the August 2000 filing, the Commission has required TXU Electric to revise the stranded cost estimate to remove amounts related to regulatory assets, certain environmental expenditures, and the remand of Docket No. 9300, which resulted in a revised estimate of $14 million, including displaced worker costs. On March 7, 2001, the Commission issued an interim order requiring TXU Electric to file a revised stranded cost estimate. On March 28, 2001, TXU Electric filed such revised stranded cost estimate of negative $2.2 billion pursuant to that order. On April 9, 2001, the Commission issued another interim order that required TXU Electric to file a further revised stranded cost estimate. On April 18, 2001, TXU Electric filed that required further revised estimate, which reflected stranded costs of negative $2.7 billion. The estimate established in Docket No. 22350 is subject to a future market-based "true-up" in 2004. TXU Electric strongly disagrees with the methodology required by the Commission pursuant to which these stranded costs were calculated as being inconsistent with the 1999 Restructuring Legislation, and has appealed certain of the Commission's decisions related to this matter to the Travis County, Texas District Court. On June 4, 2001, the Commission issued an interim order that addressed TXU Electric's charges for T&D service that will become effective when retail competition begins. Among other things, that order requires TXU Electric to reverse the effects of the T&D depreciation reclassifications and to refund, over the period 2002-2008, both the 1998-2000 earnings in excess of the earnings cap as well as an estimate of the 2001 earnings in excess of the earnings cap. On June 20, 2001 TXU Electric filed a petition with Texas Supreme Court requesting that the Court issue a writ of mandamus compelling the Commission to vacate the referenced portion of the order. Such petition is still pending. On October 3, 2001, the Commission issued a final order in Docket No. 22350 that approved, among other things, TXU Electric's charges for T&D service when retail competition begins. TXU Electric plans to appeal portions of the final order. TXU Electric is unable to predict the outcome of this proceeding.

      On July 31, 2001, the staff of the Commission notified TXU Electric and the Commission that it disagreed with TXU Electric's computation of the level of earnings in excess of the regulatory earnings cap for calendar year 2000. The Commissions staff disagrees with TXU Electric's adjustment that removed $298 million of deferred federal income tax liability associated with under-recovered fuel. On August 13, 2001 the Commission issued an order adopting the staff position. TXU Electric disagrees with the Commission's decision and intends to appeal it. If the appeal is not successful, TXU Electric will record an after-tax charge of $23 million.

      The Commission's final order (Order) in connection with TXU Electric's January 1990 rate increase request (Docket No. 9300) was ultimately reviewed by the Texas Supreme Court. As a result, an aggregate of $909 million of disallowances with respect to TXU Electric's reacquisitions of minority owners' interests in its Comanche Peak nuclear generating station, which had previously been recorded as a charge to TXU Electric's earnings, was remanded to the District Court with instructions that it be remanded to the Commission for reconsideration on the basis of a prudent investment standard. On remand, the Commission also was required to reevaluate the appropriate level of TXU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. In connection with the settlement of another proceeding, the remand of Docket No. 9300 was stayed through December 31, 1999. In April 2000, TXU Electric requested that the District Court enter an order remanding Docket No. 9300 to the Commission. On June 9, 2000, the District Court's order of remand was filed with the Commission, and the Commission has assigned the remand proceeding Docket No. 22652. A hearing in the remand proceeding is currently scheduled for February 2002. A final decision is expected in 2002. TXU Electric cannot predict the outcome of this proceeding.

      RESTRUCTURING -- As required by the 1999 Restructuring Legislation, in January 2000, TXU Electric filed its business separation plan with the Commission. This business separation plan and the March 2000 application to the Commission, addressed above, lay the foundation for TXU Electric to take part in retail competition in the Texas electricity market. In order to satisfy its obligations to unbundle its business pursuant to the 1999 Restructuring Legislation and consistent with its business separation plan which was approved by the Commission on October 3 and, as amended October 31, 2001, as of January 1, 2002 TXU Electric intends to transfer:

o its electric T&D assets to TXU Electric Delivery Company (TXU T&D), which will be a regulated utility,

o its electric power generation assets to subsidiaries of TXU Generation Holdings Company, LLC (TXU Generation), which will be an unregulated company, and

o its customers to TXU Energy Retail Company LP, (TXU Energy Retail), a retail electric provider (REP) which will also be an unregulated company.

      TXU Generation and TXU Energy Retail have been formed in connection with the restructuring and will be wholly owned subsidiaries of TXU Energy. TXU Energy will begin operations as of January 1, 2002. TXU Electric is a holding company for TXU Energy and TXU T&D.

      In addition, as of January 1, 2002, TXU Energy will acquire the following businesses which are currently part of the TXU Corp. system: the REP of TXU SESCO Company; the merchant energy trading business of TXU Gas Company, (TXU Energy Trading); the energy services businesses of other affiliates of TXU Corp.; TXU Fuel Company; and TXU Mining Company.

      The diagrams below are a summary of the structure of the TXU system before the restructuring and its anticipated structure, including the principal subsidiaries of TXU Energy, after the unbundling and restructuring:

[CHART]
Organization Chart with 2 columns
Left Column
Title (centered over column) - BEFORE RESTRUCTURING
Top box, centered, labeled -- TXU
Next level -- 3 boxes labeled (left to right) -- TXU Gas, TXU Electric, TXU Energy Services
Subheading over third box -- (INDIRECT SUBSIDIARY)
Next level - 1 box (under first box ) labeled -- TXU Energy Trading

Right Column
Title (centered over column) - AFTER RESTRUCTURING
Top box, centered, labeled -- TXU
Next level -- 2 boxes, labeled -- TXU Gas, TXU Electric
Next level -- 2 boxes under second box, labeled -- TXU Energy, TXU Energy
Delivery
Next level -- 3 boxes under first box, labeled -- TXU Generation, TXU Energy Trading, TXU Energy Retail

      OTHER -- TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to approximately $19.8 million in annualized revenue increases, exclusive of changes in gas costs, was granted in 2000. During 2001, rate cases have been filed in 336 Texas cities.

8.   CONTINGENCIES

      LEGAL PROCEEDINGS -- UK -- On January 25, 1999, the Hindustan Development Corporation (HDC) issued arbitration proceedings in the Arbitral Tribunal in Delhi, India against The Energy Group PLC (TEG) (now Energy Holdings (No.3) Limited), claiming damages of (pound)255 million ($361 million) for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. On November 21, 2000, the Arbitrators issued their decision and dismissed HDC's claim in full, and TEG was liable only for its own legal costs involved in the case, an estimated (pound)1 million ($1.4 million). On December 21, 2000, HDC filed a Request for Clarification of the Arbitrators' decision (Request) under Section 33 of the Arbitration and Conciliation Act, the purpose of which is to entitle a party to arbitration to seek clarification of language used in the Arbitrators' decision. TEG filed its response to the Request on January 15, 2001, asserting that the Request was untimely made and that the language used by the Arbitrators needed no clarification. TXU Europe believes that the Arbitrators will have no alternative but to dismiss the Request. The effect of filing the Request, however, has been to stay the time HDC has to file an appeal of the Arbitrators' decision.

      In August 2000, the Spanish Stock Market Commission (Spanish Commission) announced it was opening an investigation as to whether TXU Europe and Electrabel acted in concert over share purchases of Hidrocantabrico in order to avoid making a formal takeover bid. TXU Europe and TXU have always maintained that there was no violation of Spanish securities laws and have fully cooperated with the investigation. The Spanish Commission has now concluded its investigation and has formally determined that neither TXU Europe nor TXU has committed any offense and all allegations have been withdrawn.

      GENERAL -- In addition to the above, TXU and its subsidiaries are involved in various other legal and administrative proceedings which, in the opinion of management, should not have a material effect upon their financial position, results of operations or cash flows.

      FINANCIAL GUARANTEES -- TXU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $20 million at September 30, 2001, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TXU Electric is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TXU Electric, of $4 million annually for the years 2001 through 2003, $7 million for 2004 and $1 million for 2005. In addition, TXU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TXU Electric has assigned to a municipality all contract rights and obligations of TXU Electric in connection with $42 million principal amount of bonds outstanding at September 30, 2001, that had been issued for similar purposes and previously guaranteed by TXU Electric. TXU Electric is, however, contingently liable in the unlikely event of default by the municipality.

      TXU Europe has guaranteed up to $110 million at September 30, 2001 of certain liabilities that may be incurred and payable by the purchasers of TEG's US and Australian coal business and US energy marketing operations sold in 1998 prior to the acquisition of TEG by TXU. These guarantees are with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the Powder River Coal Company Retirement Plan and the Peabody Coal UMWA Retirement Plan and are subject to certain specified conditions.

      TEG entered into various guarantees of obligations of affiliates of its former subsidiary, Citizens Power LLC, arising under power purchase agreements and note purchase agreements in connection with various Citizens Power LLC energy restructuring projects, as well as various indemnity agreements in connection with such projects. TXU Europe and TEG continue to be either the guarantor or the indemnifying party, as the case may be, under these various agreements.

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

      (4) EUROPE - operations involving the generation, purchase, distribution, marketing and sale of electricity; the purchase, marketing and sale of natural gas; and merchant energy trading; within the UK and throughout the rest of Europe; and

      (5) AUSTRALIA - operations involving the purchase, distribution and retailing of electricity and natural gas, the generation of electricity, the storage of natural gas and merchant energy trading, primarily in the States of Victoria and South Australia.

      ALL OTHER - Amounts included in all other consist primarily of general corporate expenses, equity earnings/losses of nonconsolidated affiliates and interest on debt at the parent company level. Affiliated revenues represent intercompany services charges.


                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                   --------------------       --------------------
                                                                    2001          2000          2001         2000
                                                                    ----          ----          ----         ----
   Operating revenues -
      US Electric.................................                 $2,319        $2,462       $ 6,103      $ 5,523
      US Gas......................................                    114           141           961          613
      US Energy...................................                  1,058         1,485         4,448        3,739
      Europe......................................                  2,886         1,494         8,957        4,602
      Australia...................................                    200           202           547          559
      All Other...................................                     26            50            89          166
                                                                   ------        ------       -------      -------
              Consolidated........................                 $6,603        $5,834       $21,105      $15,202
                                                                   ======        ======       =======      =======

   Affiliated revenues -
      US Gas......................................                 $   12        $    8       $    20      $    25
      US Energy...................................                      -             2             4           (1)
      All Other...................................                    129           116           372          297
      Eliminations................................                   (141)         (126)         (396)        (321)
                                                                   ------        ------       -------      -------
                Consolidated......................                 $   --        $   --       $    --      $    --
                                                                   ======        ======       =======      =======

   Net income (loss) available for common stock -
      US Electric.................................                 $  396        $  394       $   779      $   725
      US Gas......................................                    (31)          (11)          (32)          32
      US Energy...................................                    (14)          (29)          (29)         (40)
      Europe......................................                     21            18           161          134
      Australia...................................                     30            21            51           58
      All Other...................................                    (68)          (65)         (199)        (161)
                                                                   ------        ------       -------      -------
              Consolidated........................                 $  334        $  328       $   731      $   748
                                                                   ======        ======       =======      =======


10.   RESTRUCTURING CHARGES AND OTHER COSTS

      During the nine months ended September 30, 2001 and 2000, TXU Europe recorded restructuring charges and other costs of $66 million and $102 million pre-tax ($46 million and $75 million after-tax), respectively. The majority of the costs consisted of asset writedowns and other exit and redundancy costs, primarily as a result of contracting TXU Europe's customer service operations to Vertex Data Science Limited, the creation of the 24seven joint venture and certain other staff reorganizations. Redundancy costs represent severance and pension benefits under voluntary retirement programs. The asset writedowns were charged to depreciation expense, and most of the balance of the charges were recorded in operation and maintenance expense.

      For the nine months ended September 30, 2001, pre-tax restructuring charges consisted of $37 million of asset writedowns, $19 million of other exit costs (primarily facility closing costs) and redundancy costs of approximately $10 million related to termination benefits for 65 employees that had accepted the benefits.

      For the nine months ended September 30, 2000, pre-tax restructuring costs consisted of redundancy costs of approximately $40 million related to voluntary termination benefits for 476 employees that accepted the benefits, $27 million of other exit costs (primarily facility closing costs) and $24 million of asset writedowns. In addition, $11 million of costs associated with the offer for Hidrocantabrico were recorded in other income (deductions) - net.

      Cash payments during the nine months ended September 30, 2001 and 2000, totaled $14 million and $29 million of redundancy costs and $6 million and $14 million of other exit costs, respectively.

11.      SUPPLEMENTARY FINANCIAL INFORMATION

      ACCOUNTS RECEIVABLE -- At September 30, 2001 and December 31, 2000, accounts receivable are stated net of uncollectible accounts of $83 million and $75 million, respectively.

     INVENTORIES BY MAJOR CATEGORY--


                                                                                          SEPTEMBER 30,
                                                                                             2001        DECEMBER 31,
                                                                                           (UNAUDITED)       2000
                                                                                          -------------  ------------

Materials and supplies......................................................                  $232            $218
Fuel stock..................................................................                   219             141
Gas stored underground......................................................                   153             133
                                                                                              ----            ----
    Total inventories.......................................................                  $604            $492
                                                                                              ====            ====

    PROPERTY, PLANT AND EQUIPMENT--


                                                                                          SEPTEMBER 30,
                                                                                             2001        DECEMBER 31,
                                                                                           (UNAUDITED)       2000
                                                                                          -------------  ------------

United States (US):
     Electric...............................................................               $23,183         $24,121
     Gas distribution and pipeline..........................................                 1,602           1,509
     Other..................................................................                 2,047             730
                                                                                           -------         -------
             Total..........................................................                26,832          26,360
     Less accumulated depreciation..........................................                 9,248           8,750
                                                                                           -------         -------
              Net of accumulated depreciation...............................                17,584          17,610
     Construction work in progress..........................................                   827             425
     Nuclear fuel (net of accumulated amortization: 2001-- $768; 2000-- $716)                  139             179
     Held for future use....................................................                    22              22
     Reserve for regulatory disallowances...................................                  (836)           (836)
                                                                                           -------         -------
              Net US property, plant and equipment..........................                17,736          17,400

Europe - Electric and other (net of accumulated depreciation: 2001-- $654; 2000-- $594)      3,874           4,153
Australia - Electric and gas distribution and generation (net of accumulated depreciation:
     2001-- $242; 2000-- $226)..............................................                 1,541           1,748
                                                                                           -------         -------
              Net property, plant and equipment.............................               $23,151         $23,301
                                                                                           =======         =======


      GOODWILL -- At September 30, 2001 and December 31, 2000, goodwill is stated net of accumulated amortization of $659 million and $504 million, respectively.

      CREDIT RISK -- Credit risk relates to the risk of loss that TXU would incur as a result of non-performance by counterparties. TXU maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies include an evaluation of a potential counterparty's financial condition, credit rating, and other credit criteria and risk mitigation tools as deemed appropriate, including but not limited to use of standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure to TXU. Additionally, TXU has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any material adverse change in the financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This could result in a reduction of the credit limit or request for additional financial assurances.

         CONCENTRATION OF CREDIT RISK -- TXU's regional exposure to trading and non-trading credit risk as of September 30, 2001 is as follows:


            REGION                                        CREDIT EXPOSURE
            ------                                        ---------------

            US............................                    $2,133
            Europe........................                     2,859
            Australia.....................                       483
                                                              ------
            Consolidated..................                    $5,475
                                                              ======


      TXU's exposure to credit risk represents trade accounts receivable, merchant energy trading assets and derivative assets and is after allowable netting agreements and reserves of $810 million. These regional concentrations have the potential to affect TXU's overall exposure to credit risk, either positively or negatively, in that the customer base and counterparties may be similarly affected, both regionally and globally, by changes in economic, regulatory, industry, weather or other conditions.

      TXU had no exposure to any one customer that represented greater than 5% of the gross fair value of TXU's trade accounts receivable, merchant energy trading assets and derivative assets at September 30, 2001. Most of TXU's counterparties, are major energy companies or financial institutions considered to be of investment grade, determined using publicly available information including a Standard & Poor's rating of a least BBB-. The risk of loss to TXU arising from non-performance by counterparties is considered unlikely.

      Based on TXU's policies for managing credit risk, its exposures and its credit and other reserves, TXU does not anticipate a materially adverse effect on its financial position or results of operations as a result of non-performance by any counterparty.

INDEPENDENT ACCOUNTANTS' REPORT



TXU Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Corp. (TXU) and subsidiaries as of September 30, 2001, and the related condensed statements of consolidated income and comprehensive income for the three-month and nine-month periods ended September 30, 2001 and 2000 and of consolidated cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of TXU's management.

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

Dallas, Texas
November 12, 2001

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

      The following exchange rates have been used to convert foreign currency denominated amounts into US dollars, unless they were determined using exchange rates on the date of a specific event:


                                                                                      INCOME STATEMENTS
                                                                                       (AVERAGE RATES)
                                                                      -------------------------------------------------
                                            BALANCE SHEET                 THREE MONTHS                  NINE MONTHS
                                     SEPTEMBER 30,  DECEMBER 31,       ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                     -------------  ------------      ---------------------         -------------------
                                         2001           2000           2001           2000          2001         2000
                                         ----           ----           ----           ----          ----         ----
UK pounds sterling ((pound))            $1.4752        $1.4935        $1.4388        $1.4786       $1.4404      $1.5392
Australian dollars (A$)                  0.4935         0.5599         0.5144         0.5751        0.5203       0.5987
Euro (E)                                 0.9098         0.9421         0.8911         0.9069        0.8967       0.9432


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO 2000

      TXU's operating revenues increased $769 million or 13.2% to $6.6 billion for the three months ended September 30, 2001. The increase in revenue reflects growth in the Europe segment due primarily to increased merchant energy trading activities and the Kiel AG and Norweb Energi acquisitions, partially offset by a decline in the US Energy segment due primarily to lower gas trading volumes and prices, as well as lower revenues in the US Electric segment due primarily to lower fuel costs and lower energy sales because of cooler (more normal) summer weather, partially offset by customer growth.

      Gross margin (operating revenue less energy purchased for resale and fuel consumed) increased $128 million, or 6.3% to $2.2 billion for the third quarter of 2001. The increase in margin was driven by the Europe and US Energy segments. Margin in the Europe segment improved due to increases in merchant energy trading activities plus the impact of the Kiel AG and Norweb Energi acquisitions. The improvement in margin in the US Energy segment is due to favorable proprietary trading activities, including forward initiatives associated with the deregulation of the Texas electricity market beginning in 2002. Partially offsetting these increases were gas costs recorded in the 2001 period that are unrecoverable under current fuel clause mechanisms for the US Gas segment. TXU intends to seek recovery of those type of costs in future rate filings.

      Operation and maintenance expense increased $328 million or 41.6% to $1.1 billion for the three months ended September 30, 2001. The increase was driven by the Europe segment reflecting a $238 million loss on the sale and the transfer of three generating stations resulting from the program to restructure the UK generation fleet, higher restructuring costs largely associated with the outsourcing of customer service operations in the UK and the effect of the acquisitions. Also contributing to higher costs were the US Energy segment's expenses incurred, as expected, related to the development of retail energy services operations in advance of the deregulated Texas electricity market and the expansion of trading operations.

      Other operating expenses increased $60 million, or 13.8% to $496 million for the third quarter of 2001 primarily due to higher depreciation levels in the Europe segment due to the acquisitions and higher gross receipts taxes associated with higher revenues in prior periods in the US Electric and US Gas segments.

      Operating income decreased $22 million or 3% excluding the $238 million loss on the sale and the transfer of generating stations. This performance reflected the higher gross margin more than offset by higher operating costs as described above.

      Other income (deductions)- net decreased from income of $58 million in the third quarter of 2000 to a deduction of $48 million for the 2001 period. The 2001 period includes a $21 million ($14 million after-tax) write-off of regulatory assets pursuant to a regulatory order, whereas the 2000 period includes a $30 million ($21 million after-tax) gain in the Europe segment from the sale of an investment.

      Interest expense and other charges net of interest income decreased $43 million, or 11.4% to $336 million for the three months ended September 30, 2001, reflecting lower debt levels and lower interest rates.

      An income tax benefit of $168 million was recorded for the three months ended September 30, 2001 compared to income tax expense of $160 million in the 2000 period. The change was driven by tax credits associated with the sale, transfer and restructuring of the UK generation portfolio. The credits arise from the retention of tax basis in the transfer, the reversal of certain tax liabilities and foreign tax credits generated in the quarter. Additional items reducing the effective tax rate include tax differences associated with the reversal, pursuant to a regulatory order, of transmission and distribution depreciation expense redirected from generation assets, as well as higher general business tax credits.

      Net income available for common stock for the third quarter of 2001 was $334 million ($1.28 per share) compared with $328 million ($1.25 per share) for the third quarter of 2000. This performance was led by improvements in the US Energy segment, due largely to favorable trading activities, and in the Australia segment due to lower interest expense, partially offset by an increased loss in the US Gas segment, reflecting lower gross profit and higher operating expense. The Europe segment's net income increased slightly reflecting stronger results from trading activities, higher foreign tax credits against US income taxes payable and the impact of acquisitions that largely offset the effects of the sale and the transfer of the generating stations and restructuring costs in both years. Earnings per share were favorably effected by the reduction of average shares outstanding resulting from the buy back of common shares late in 2000 and early 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO 2000

      TXU's operating revenues increased $5.9 billion or 38.8% to $21.1 billion for the nine months ended September 30, 2001. The increase in revenue reflects increases in merchant energy trading activities in the US Energy and Europe segments, increased revenues in the US Electric segment due to higher fuel costs, and an increase in energy sales and customers, despite cooler (more normal) summer weather, as well as increases in the US Gas segment due to higher volumes and gas prices as a result of the colder winter weather in 2001 and rate enhancements. The Europe segment revenues also benefited from the Kiel AG and Norweb Energi acquisitions.

      Gross margin (operating revenue less energy purchased for resale and fuel consumed) increased $523 million, or 9.3% to $6.1 billion for the nine months ended September 30, 2001. The increase in margin was led by the Europe and US Energy segments. Margin at the Europe segment improved due to increases in merchant energy trading activities plus the impact of the acquisitions. The improvement in margin at the US Energy segment is due to favorable proprietary trading activities, including forward initiatives associated with the deregulation of the Texas electricity market beginning in 2002. Partially offsetting these increases were gas costs recorded in the 2001 period that are unrecoverable under current fuel clause mechanisms for the US Gas segment. TXU intends to seek recovery of those type of costs in future rate filings.

      Operation and maintenance expense increased $600 million or 26.9% to $2.8 billion for the nine months ended September 30, 2001. The increase is primarily due to the $238 million loss on the sale and the transfer of three generating stations in the UK and to the US Energy segment's higher operating expenses, as expected, related to the development of retail energy services operations in advance of the deregulated Texas electricity market and the expansion of trading operations. In the US Electric segment, costs were higher in several operating expense categories, including generation maintenance, bad debts and transmission costs. Operation and maintenance expense in the US Gas segment decreased due to the sale of the gas processing business in May 2000. Operation and maintenance expense for the year in the US Electric segment are expected to be within levels allowed in connection with the regulatory earnings cap.

      Other operating expenses increased $119 million, or 8.7% to $1.5 billion for the nine months ended September 30, 2001, primarily due to higher depreciation levels in the Europe segments resulting from the acquisitions and higher gross receipts taxes associated with higher revenues in prior periods in the US Electric and US Gas segments.

      Operating income increased $42 million or 2% excluding the $238 million loss on the sale and the transfer of generating stations in the third quarter. This performance reflects the higher gross margin partially offset by higher operating costs as described above.

      Other income (deductions) - net decreased from income of $191 million in the 2000 period to $10 million for the 2001 period. The 2001 period includes a $73 million pre-tax ($51 million after-tax) gain on the sale of TXU Europe's investment in Hidroelectrica del Cantabrico, S.A. (Hidrocantabrico), partially offset by a $21 million ($14 million after-tax) write-off of regulatory assets at the US Electric segment pursuant to a regulatory order, and a $40 million loss on an equity interest in a telecommunications business. The 2000 period includes, a $53 million pre-tax ($34 million after-tax) gain from the sale of substantially all of the assets of the natural gas processing business in the US Gas segment and TXU Europe's $30 million pre-tax gain ($21 million after-tax) from the sale of its investment in Severomoravska energetika, a.s. (SME) and its $44 million pre-tax ($31 million after-tax) gain on the sale of its metering business.

      Interest expense and other charges net of interest income decreased $46 million, or 4.2% to $1.1 billion for the nine months ended September 30, 2001 primarily due to lower debt levels and lower interest rates.

      Income tax expense was $17 million for the nine months ended September 30, 2001 compared to $341 million in 2000. The change was due primarily to the items discussed above in explaining the tax benefit in the third quarter of this year.

      Net income available for common stock for the nine months ended September 30, 2001 was $731 million ($2.83 per share) compared with $748 million ($2.81 per share) for the prior nine-month period. The decrease in net income reflects growth in combined business segment results that was more than offset by a loss on a telecommunication equity investment. The business segments' performance was driven by US Electric, due to higher energy sales partially offset by higher operating expenses, the Europe segment which benefited from increased merchant energy trading, acquisitions and higher foreign tax credits, and US Energy, where lower losses were driven by favorable trading activities. Offsetting these increases were negative results from the US Gas segment, reflecting the sale of the gas processing business in 2000 and higher operating and maintenance expenses, and lower profit in Australia reflecting a stronger US dollar and a gain on a disposition in 2000. Earnings per share were favorably effected by the reduction of average shares outstanding resulting from the buy back of common shares late in 2000 and early 2001.

 SEGMENTS

      Revenues and net income by operating segment are shown in Note 9 to Financial Statements.

US ELECTRIC

SEGMENT HIGHLIGHTS


                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                                  ------------------          -----------------
                                                                  2001          2000          2001         2000
                                                                  ----          ----          ----         ----
  Revenues (millions):
           Base rate.................................            $1,514        $1,565        $3,662       $3,678
           Transmission service......................                46            42           135          126
           Fuel......................................               788           986         2,294        1,917
           Earnings in excess of regulatory earnings cap           (116)         (147)         (140)        (247)
           Other.....................................                87            16           152           49
                                                                 ------        ------        ------       ------
                   Total operating revenues..........            $2,319        $2,462        $6,103       $5,523
                                                                 ======        ======        ======       ======
  Electric energy sales (gigawatt-hours-- GWh).......            32,905        33,504        83,243       81,554
  Degree days (% of normal):
           Cooling...................................                99%          119%          102%         118%
           Heating...................................                 -             -           104%          66%


      The US Electric segment's operating revenues decreased by $143 million, or 5.8%, to $2.3 billion for the three months ended September 30, 2001. The decrease was driven by lower fuel costs, but also reflected lower energy sales (gigawatt-hours) due to cooler summer weather. Partially offsetting the decline was an increase in customers and higher off-system sales. Earnings in excess of the regulatory earnings cap were $116 million in 2001 and $147 million in 2000.

      Net income increased $2 million, or 1%, to $396 million for the third quarter of 2001. The increase in net income reflects lower interest expense and income taxes, partially offset by the write-off of regulatory assets. Operating expenses reflected increases in gross receipts taxes and regulatory assessments, bad debts, outside services and insurance, partially offset by the write-off of regulatory assets in the 2000 period. In TXU Electric's regulated environment, changes in certain expense levels are reflected in the amounts representing earnings in excess of the regulatory earnings cap recorded in revenues.

      The US Electric segment's operating revenues increased by $580 million, or 10.5%, to $6.1 billion for the nine months ended September 30, 2001. The growth reflected increases in fuel costs, energy sales, despite the effect of cooler summer weather, and customers. Earnings in excess of the regulatory earnings cap were $140 million in 2001 and $247 million in 2000.

      Net income increased by $54 million, or 7.4%, to $779 million for the 2001 nine-month period reflecting higher operating income and lower interest expense, partially offset by the write-off of regulatory assets. Operating expenses reflected increases in generation maintenance, bad debts, transmission costs and higher state and local gross receipts taxes and regulatory assessments, partially offset by the write-off of regulatory assets in the 2000 period. In TXU Electric's regulated environment, changes in certain expense levels are reflected in the amounts representing earnings in excess of the regulatory earnings cap recorded in revenues.

US GAS

SEGMENT HIGHLIGHTS


                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                                 -------------                -------------
                                                              2001          2000          2001          2000
                                                              ----          ----          ----          ----
Gas volumes (billion cubic feet-bcf):
      Distribution...................................           13            14           105            82
      Pipeline Transportation........................          127           168           407           442
Revenues (millions):
      Distribution...................................         $101          $123          $915          $516
      Pipeline transportation........................           26            28            86            87
      Other..........................................           (1)           (2)          (20)           35
                                                              ----          ----          ----          ----
              Total operating revenues...............         $126          $149          $981          $638
                                                              ====          ====          ====          ====
Heating degree days (% of normal)....................            -             -           104%           66%


      The US Gas segment's operating revenues decreased $23 million, or 15.4% to $126 million for the three months ended September 30, 2001. The decrease primarily reflects an adjustment for gas costs that are unrecoverable under current fuel clause mechanisms. TXU intends to seek recovery of those type of costs in future rate filings.

      Net loss for the segment increased $20 million, or 181.8% to $31 million for the three months ended September 30, 2001. The increase primarily reflects decreased gross profit due to the adjustment for gas costs unrecoverable under current fuel clause mechanisms, increases in operating expenses in several categories, including bad debts, due to higher gas costs in prior periods, maintenance costs to improve system reliability and higher customer service costs and higher gross receipts taxes, partially offset by lower net interest expense due largely to lower interest rates.

      The US Gas segment's operating revenues increased $343 million, or 53.8% to $981 million for the nine months ended September 30, 2001. The increase in revenue is primarily due to increases in gas distribution due to higher volumes and gas prices as a result of the colder winter weather in 2001 and rate enhancements as compared to 2000, partially offset by the exclusion of revenues from TXU's gas processing business sold in 2000.

      For the nine months ended September 30, 2001, the US Gas segment had a net loss of $32 million compared with net income of $32 million for the nine months ended September 30, 2000. Excluding operating results and gain on the 2000 sale of the gas processing business, the segment had a net loss of $7 million for the nine months ended September 30, 2000. The increase reflects higher operating expenses in several categories, including bad debts, gross receipts taxes due to higher gas costs from prior periods, maintenance costs to improve system reliability and higher customer service costs, partially offset by increases in gross profit due to higher volumes in the gas distribution business due to the colder winter weather, rate enhancements and lower net interest expense.

US ENERGY

SEGMENT HIGHLIGHTS


                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30
                                                            ------------------         ------------------
                                                             2001        2000          2001          2000
                                                             ----        ----          ----          ----
Trading and marketing physical volumes:
      Gas  (Bcf).....................................          211         327           665           953
      Electric  (GWh) ...............................        5,931       4,358        13,721        14,898


      The US Energy segment's operating revenues decreased $429 million, or 28.9% to $1.1 billion for the three months ended September 30, 2001. The decrease in revenue is primarily due to lower physical gas volumes and gas sales prices in trading operations.

      Net loss for the segment decreased $15 million, or 51.7% to a loss of $14 million for the three months ended September 30, 2001. The improvement in results was driven by higher trading margins, including mark-to-market gains, due to favorable proprietary trading activities, including forward initiatives associated with the deregulation of the Texas electricity market beginning in 2002, and growth in trading transactions. These benefits were partially offset by higher operation and maintenance expense related to expanded trading operations and retail energy services operations. The retail energy services has been entering into contracts with large commercial and industrial customers for electricity deliveries following deregulation of the electricity markets in Texas commencing January 1, 2002. The contracts for such deliveries are derivatives; accordingly, $15 million in pre-tax income, net of reserves, was recorded in the third quarter of 2001 to recognize the value of such derivatives.

      The US Energy segment's operating revenues increased $714 million, or 19.1% to $4.5 billion for the nine months ended September 30, 2001. The increase primarily reflects higher gas prices, which spiked in the early part of 2001, partially offset by lower physical gas volumes traded and sold.

      Net loss for the segment decreased $11 million, or 27.5% to a loss of $29 million for the nine months ended September 30, 2001. The change was driven by higher trading margins due to favorable results from trading activities discussed above, and growth in trading transactions. This was partially offset by higher operation and maintenance expense as discussed above and higher net interest expense due to the costs of funding expanded infrastructure and the growth in trading operations. With respect to contracts for electricity deliveries following deregulation as described above, $27 million in pre-tax income, net of reserves, was recorded in the nine month period of 2001.

EUROPE
------

SEGMENT HIGHLIGHTS

                                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                              ---------------------     ---------------------
                                                               2001*         2000*       2001*         2000*
                                                              -------       -------     -------       -------
Physical sales volumes:
    Electric (GWh).................................            11,727         9,300      36,224        23,464
    Gas (Bcf)......................................                16            15         109            75
    Electricity units distributed (GWh)............             7,083         7,274      24,391        24,099
    Wholesale energy sales:
         Electricity (GWh) **......................            34,989        26,887     110,344        77,023
         Gas (Bcf).................................               431           316       1,155           777

Revenues (millions):
    Electric.......................................             $ 735         $ 654      $2,414        $1,831
    Gas............................................                91            67         519           339
    Distribution...................................               103           109         329           409
    Wholesale energy sales.........................             1,705           674       5,104         2,083
    Intra-segment eliminations and other...........               252           (10)        591           (60)
                                                              -------       -------     -------       -------
               Total ..............................           $ 2,886       $ 1,494     $ 8,957       $ 4,602
                                                              =======       =======     =======       =======

* Includes results of Norweb Energi acquired on August 3, 2000 and Kiel AG acquired on January 8, 2001.

** Wholesale electricity sales for 2000 have been revised to conform to the current period classification of physical volumes.

      The Europe segment's operating revenues increased $1.4 billion or 93.2%, to $2.9 billion for the three months ended September 30, 2001. This improvement is primarily due to increased merchant energy trading activities across Europe, particularly in the UK, which was favorably impacted by the implementation of the New Electricity Trading Arrangements (NETA) on March 27, 2001, and in the Nordic region of continental Europe. Approximately $100 million of the increase in operating revenues for the 2001 quarter is due to the acquisitions of Norweb Energi and Kiel AG.

      Net income for the segment increased $3 million, or 16.7% to $21 million for the three months ended September 30, 2001. This improvement is due to the continued strong performance in merchant energy trading activities, reflecting mark-to-market gains this year compared with losses last year, increased foreign tax credits against US income taxes payable, and the inclusion of results from Kiel AG for the full quarter in 2001. Included in the third quarter 2001 results were net mark-to-market pre-tax gains of (pound)17 million ($25 million) with respect to certain of TXU Europe's gas option contracts which are being accounted for as derivatives since July 1, 2001 in accordance with a recently issued SFAS No. 133 transition provision. These increases were partially offset by the unfavorable effect of the sale and the transfer of generating stations and restructuring costs as described below.

      In July and October 2001, as part of the restructuring of the UK generating station portfolio, the Europe segment generated a total of $539 million of proceeds on the sale and the transfer of three generating stations and recorded a pre-tax loss of $238 million during the third quarter of 2001. Favorable tax treatment was obtained by structuring one of the transactions, involving plants under capital lease, such that the leases were transferred to a third party, but with the tax basis retained. Retaining the tax basis, combined with reversals of tax liabilities no longer required as a result of the restructuring of the generation portfolio, resulted in an after tax loss on the sale and the transfer of $26 million. Also during the three months ended September 30, 2000, TXU Europe recorded an after-tax gain of $21 million from the sale of its investment in SME in the Czech Republic.

      In addition, during the three months ended September 30, 2001, the Europe segment recorded restructuring charges and other costs of approximately $26 million pre-tax ($17 million after-tax) compared with approximately $14 million ($11 million after-tax) for the same period of 2000. Most of these costs consisted of asset writedowns and other exit and redundancy costs (severance and pension benefits under voluntary retirement programs), primarily a result of contracting TXU Europe's customer service operations to Vertex Data Science Limited, the creation of the 24seven joint venture and certain other staff reorganizations.

      Under its single energy business concept, TXU Europe allocates risk capital to maximize returns across its markets. TXU Europe may dispose of certain assets to allow redeployment of resources into faster growing opportunities. As a consequence, the composition of assets and operations in each market within the portfolio changes from time to time. TXU Europe continually reviews its energy portfolio within each of its markets. The restructuring of the UK generating fleet is a result of that review process is likely to continue.

      Operating revenues for the Europe segment increased $4.4 billion or 94.6%, to $9.0 billion for the nine months ended September 30, 2001. This improvement is primarily due to increased merchant energy trading activities across Europe, particularly in the UK and in the Nordic region. Revenues increased approximately $907 million due to the inclusion of results from Norweb Energi and Kiel AG, acquired in August 2000 and January 2001, respectively. These revenue increases were partially offset by network price reductions following the April 1, 2000 Office of Gas and Electricity Markets (OFGEM) distribution price review.

      Net income for the segment increased $27 million, or 20.2% to $161 million for nine months ended September 30, 2001. This improvement primarily reflects the continued strong performance in merchant energy trading activities across Europe, reflecting higher mark-to-market gains, and the inclusion of results of the acquisitions for the full nine months of 2001. The net income comparison also benefited from higher foreign tax credits against US income taxes payable and the net favorable effect of the sale and the transfer and restructuring activity in both years as discussed below.

       Included in results for the nine months ended September 30, 2001, in addition to the $26 million after-tax loss on the sale and the transfer of generating plants in the third quarter, was a $73 million pre-tax gain from the sale of TXU Europe's Investment in Hidrocantabrico in Spain ($51 million after-tax) and a $9 million pre-tax gain from the sale of the North Sea gas assets ($7 million after-tax). During the same period of 2000, the Europe segment recorded the $30 million pre-tax ($21 million after-tax) gain from the sale of its investment in SME. The sale during the 2000 period of the metering business, which was not a part of the energy portfolio, also resulted in a pre-tax gain of $44 million ($31 million after-tax).

      During the nine months ended September 30, 2001 and 2000, TXU Europe recorded restructuring charges and other costs of $66 million and $102 million pre-tax ($46 million and $75 million after-tax), respectively. The majority of the costs consisted of asset writedowns and other exit and redundancy costs (severance and pension benefits paid under voluntary retirement programs), primarily as a result of contracting TXU Europe's customer service operations to Vertex Data Science Limited, the creation of the joint venture 24seven and certain other staff reorganizations.

AUSTRALIA
---------

SEGMENT HIGHLIGHTS

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                               -------------------        -----------------
                                               2001          2000         2001         2000
                                               -----         -----        -----        ----
Sales volumes:
     Electric (Gwh)................            1,448         1,420        4,033       4,203
     Gas (Bcf).....................               17            20           50          55

Revenues (millions):
     Electric......................             $ 84          $ 89        $ 240        $268
     Gas...........................               54            55          131         141
     Other.........................               62            58          176         150
                                               -----         -----        -----        ----
              Total................            $ 200         $ 202        $ 547        $559
                                               =====         =====        =====        ====

      The Australia segment's operating revenues were essentially unchanged for the three months ended September 30, 2001, compared to the same period in 2000, reflecting the effect of the stronger US dollar. On an Australian dollar basis, revenues increased by A$37 million over the 2001 period compared to the 2000 period. The increase in Australian dollar revenues was driven by mark-to-market gains and increased energy sales.

      Net income increased $9 million or 42.9% to $30 million for the quarter ended September 30, 2001. The increase in net income was primarily due to lower interest expense resulting from lower interest rates partially offset by the effect of the stronger US dollar.

      Operating revenues decreased $12 million, or 2.2%, to $547 million for the nine months ended September 30, 2001, reflecting the effect of the stronger US dollar. Australian dollar revenues increased A$109 million or 10% for the nine months ended September 30, 2001. This improvement reflected a full nine-months of revenue in 2001 from the power station acquired in May 2000 and an increase in gas distribution revenue, partially offset by a decrease in nonregulated revenues and lower electric distribution revenue due to lower tariffs permitted in 2001 than in 2000.

      Net income decreased $7 million or 12.1% to $51 million for the nine months ended September 30, 2001. This decrease was primarily due to the stronger US dollar and a $6 million gain on the sale of Enetech in early 2000, partially offset by a decrease in the statutory tax rate.

COMPREHENSIVE INCOME AND EFFECTS OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 133

      The gains and losses from currency translation adjustments reflect the substantial movement in exchange rates between the US dollar and both the UK pound sterling and the Australian dollar. The unrealized holding gains on investments are primarily related to market changes in the value of investments held by TXU Europe and TXU.

      The implementation of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" resulted in a cumulative effect reduction of $132 million net of tax in other comprehensive income as of January 1, 2001.

      SFAS No. 133 has not affected reported operating results of merchant energy trading activities. The merchant energy trading businesses in the US, Europe and Australia have used mark-to-market accounting for their trading activities, which is consistent with the required accounting under SFAS No. 133 for trading transactions that are derivatives. However, as a result of SFAS No. 133 and ongoing implementation issues, retail energy services contracts entered into in 2001 are marked-to-market as described in the US Energy segment discussion, and contracts in the UK that no longer meet the normal purchase exception effective July 1, 2001 are marked-to-market.

      TXU has historically used, and will continue to use, other derivatives that are highly effective in offsetting future cash flow volatility in interest rates, currency exchange rates and energy commodities. The fair value of derivatives that are effective as cash-flow hedges are recorded as derivative assets or liabilities with an offset in other comprehensive income. Accordingly, the principal impact of SFAS No. 133 has been on the balance sheet.

      The balance sheet value of these derivative assets or liabilities can change significantly from quarter to quarter based on changes in market expectations of economic events, such as the recent drop in US interest rates and changes in actual and expected natural gas and electricity prices. The fair value of these cash-flow hedge derivatives is determined each quarter based on actual and forecasted interest rates, currency rates and commodity prices. Consistent with the above, the effect of changes in fair value of effective hedges is reflected in the derivative asset or liability and in other comprehensive income.

      The amounts included within other comprehensive income reflect the value of the cash-flow hedges, based on current market conditions, to be used in the future to offset the impact on related payments of expected changes in variable prices. Consistent with hedge accounting prior to SFAS No. 133, the effects of the hedge will be recorded in the statement of income as the related transaction is actually settled.

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

      CASH FLOWS -- Cash provided by operating activities before changes in operating assets and liabilities for both the nine months ended September 30, 2001 and 2000 was $1.8 billion. Changes in operating assets and liabilities for the nine months ended September 30, 2001 represented a cash use of $145 million compared with $429 million for the same period of 2000. This change was primarily caused by lower deposits on US Energy's over-the-counter margin accounts.

      Cash used in investing activities for the nine months ended September 30, 2001 was $734 million compared to $740 million for the 2000 period. Cash of $230 million was used in the nine-month period ended September 30, 2001 for acquisitions, primarily Kiel AG by TXU Europe, compared with $808 million for the same period in 2000, primarily for the acquisitions of Norweb Energi by TXU Europe, a power station in Australia and Fort Bend Communications Company in Texas. Cash of $755 million was generated in the nine-month period ended September 30, 2001 from sales of assets, primarily the investment in Hidrocantabrico, the North Sea gas assets and the Rugeley generating station by TXU Europe. This compares with $785 million for the same period in 2000, primarily from the sales of TXU's 20% interest in PrimeCo Personal Communications LP, TXU Europe's metering business, and gas processing assets of TXU Gas. Capital expenditures were $1.2 billion for the current nine-month period compared with $957 million for the comparable period in 2000. The increase in capital expenditures is related to the expansion of construction expenditures primarily for the US Electric and US Gas segments.

      TXU will pursue potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and will dispose of nonstrategic assets to allow redeployment of resources into faster growing opportunities in an effort to enhance the long-term return to its shareholders. TXU continually reviews its energy portfolio within each of its markets.

      TXU or its predecessor has declared common stock dividends payable in cash in each year since incorporation in 1945. TXU paid a quarterly dividend of $0.60 a share in April, July and October 2001. Future dividends may vary depending upon TXU's profit levels and capital requirements as well as financial and other conditions existing at the time.

      In connection with the business separation plan required by legislation passed in 1999 to restructure the electric utility industry in Texas, TXU's subsidiaries are in the process of refinancing certain outstanding securities in the capital markets in order to properly capitalize the separated businesses.

      At December 31, 2000, TXU had two equity purchase agreements with separate financial institutions to purchase shares of TXU's common stock. On April 16, 2001, TXU purchased 1,252,500 shares of its common stock for $44 million under one of the equity purchase agreements. Following that purchase, TXU terminated both contracts without purchasing additional shares. Settlement of these agreements had no effect on earnings.

       In October 2001, TXU issued a total of 20 million equity-linked securities referred to as Equity Units initially consisting of 20 million units of Corporate Units, each having an initial stated amount per security of $50. Gross cash proceeds from the offering were $1.0 billion. Net proceeds were used to repay commercial paper. See Note 4 to the Financial Statements.

      On August 16, 2001, TXU issued 7.5 million shares of common stock for $351 million in cash proceeds to holders of stock purchase contracts associated with its equity-linked securities issued in 1998.

      During the third quarter of 2001, TXU's requirements under the Direct Stock Purchase and Dividend Reinvestment Plan, TXU Thrift Plan and TXU ENSAVE Plan were met through additional issuances of common stock.

      CAPITALIZATION RATIOS -- External funds of a permanent or long-term nature are obtained through the issuance of common stock, preference and preferred stock, trust securities and long-term debt by TXU and subsidiaries. The capitalization ratios of TXU at September 30, 2001 consisted of approximately 61% long-term debt, 6% preferred securities of subsidiary trusts, 2% preference and preferred stock and 31% common stock equity. Restricted cash of $1.0 billion pledged against TXU Europe lease obligations is included in other investments. Applying the cash pledged against related lease obligations, the capitalization ratios consisted of 59% long-term debt, 6% preferred securities of subsidiary trusts, 2% preference and preferred stock and 33% common stock equity.

      ISSUANCES AND RETIREMENTS -- During the nine months ended September 30, 2001, TXU issued, redeemed, reacquired or made scheduled principal payments as follows:

                                                                            Issuances   Retirements
                                                                            ---------   -----------
TXU Corp:
      Senior notes...................................                           $ 800         $ 925
      Long-term debt.................................                               -            77

TXU Electric:
      Long-term debt.................................                             521           302

TXU Europe:
      Revolving Credit Facility (Tranche B)..........                             120           226
      Long-term debt.................................                              41           749

TXU Australia:
      Long-term debt.................................                              98             -

All Other Subsidiaries...............................                               -             6
                                                                               ------        ------
       Total.........................................                          $1,580        $2,285
                                                                               ======        ======

      At September 30, 2001, TXU, TXU Electric and TXU Gas had no borrowings outstanding under the US Credit Agreements described in Note 4 of TXU's 2000 Form 10-K. Letters of credit outstanding under the agreements were $361 million as of September 30, 2001. The US Credit Agreements primarily support commercial paper borrowings. At September 30, 2001, outstanding commercial paper borrowings supported by both facilities totaled $1.5 billion.

      FINANCING ARRANGEMENTS -- TXU, TXU Electric, TXU Gas and other subsidiaries of TXU may issue and sell additional debt and equity securities as needed, including the possible future issuance and sale: (i) by TXU Electric of up to $25 million of Cumulative Preferred Stock and up to an aggregate of $924 million of additional Cumulative Preferred Stock, First Mortgage Bonds, debt securities and/or preferred securities of subsidiary trusts and (ii) by TXU Gas of up to an aggregate of $400 million of debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the Securities and Exchange Commission for offering Pursuant to Rule 415 under the Securities Act of 1933.

      See Notes 3, 4, 5 and 6 to Financial Statements for further details concerning financing and capitalization.

REGULATION AND RATES

      AUSTRALIA -- TXU Australia is subject to regulation by the Office of the Regulator General (ORG). On September 21, 2000, the ORG published its final decision in the 2001 Electricity Distribution Price Review. The decision will cause TXU Australia's electricity distribution revenue for 2001 to be approximately A$16 million ($9 million) lower than for 2000. TXU Australia appealed the decision to the ORG Appeal Panel on October 2, 2000. The price path for TXU Australia's electricity distribution tariffs effective from January 1, 2001 until at least December 31, 2005 was redetermined on December 1, 2000. TXU Australia appealed the ORG's price path redetermination to the Victorian Supreme Court, which dismissed the appeal.

      Retail prices for customers whose usage is above 160 MWh/year are subject to competitive forces and are not regulated. Customers who use 40 MWh/year or more have been able to choose their retailer since January 1, 2001. The government has the power to regulate retail prices for electricity customers with a usage below 160 MWh/year until 2003. TXU Australia and other Victorian retailers have submitted to the government their proposals for price increases. The government has used its reserve powers to keep the retail prices at current levels for 2001, and is considering the ORG's method for assessing retail prices post 2001.

      The distribution tariffs applicable to TXU Australia's gas distribution network are effective until December 31, 2002, at which time a price review process will occur prior to new tariffs being approved by the ORG for the next five-year period. After the next period, prices will be set for periods nominated by TXU Australia and approved by ORG.

      Gas retail customers with loads above 9,200 Mcf/year are currently subject to competition. Customers with loads between 4,600 Mcf/year and 9,200 Mcf/year have been able to choose their retailers since September 1, 2001 and, the remaining customers at a date yet to be confirmed, currently expected to be October 1, 2002.

      SUMMARY -- Although TXU cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in the 2000 Form 10-K and this Form 10-Q, which might significantly alter its financial position, results of operations or cash flows.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

       In August 2000, the Spanish Stock Market Commission (Spanish Commission) announced it was opening an investigation as to whether TXU Europe and Electrabel acted in concert over share purchases of Hidrocantabrico in order to avoid making a formal takeover bid. TXU Europe and TXU. have always maintained that there was no violation of Spanish securities laws and have fully cooperated with the investigation. The Spanish Commission has now concluded its investigation and has formally determined that neither TXU Europe nor TXU has committed any offense and all allegations have been withdrawn.

      For a discussion of other legal matters that have been settled since December 31, 2000, refer to Item 1. Legal Proceedings included in the Form 10-Q of TXU Corp. for the Quarter Ended June 30, 2001.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits filed as part of Part II are:

      4(a) Supplemental Officer's Certificate correcting the Officer's Certificate, dated June 22, 1998, establishing the terms of TXU's Series D Notes and Series E Notes.

      4(b)       Indenture (For Unsecured Debt Securities Series K and Series
                 L), dated as of October 1, 2001, between TXU and The Bank of New York.

      4(c) Officers' Certificate, dated October 1, 2001, establishing the terms of TXU's Series K Senior Notes and Series L Senior Notes.

      4(d) Purchase Contract Agreement, dated as of October 1, 2001, between TXU and The Bank of New York with respect to TXU's issuance of Equity Units.

      4(e) Pledge Agreement, dated as of October 1, 2001, among TXU, The Chase Manhattan Bank and The Bank of New York with respect to the Equity Units.

      15 Letter from independent accountants as to unaudited interim financial information.

      99 Condensed Statements of Consolidated Income-- Twelve Months Ended September 30, 2001 and 2000.

   (b)    Reports on Form 8-K filed since June 30, 2001:

          Date of Report               Item Reported
          --------------               --------------
          July 26, 2001                Item 5.  Other Events and Regulation FD Disclosure.
          August 31, 2001              Item 5.  Other Events and Regulation FD Disclosure.
          September 11, 2001           Item 5.  Other Events and Regulation FD Disclosure.
          October 25, 2001             Item 5.  Other Events and Regulation FD Disclosure.

                               SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                 TXU CORP.



                                    By       /S/ BIGGS C. PORTER
                                      -------------------------------------
                                                Biggs C. Porter
                                          Controller and Principal
                                             Accounting Officer


Date:  November 12, 2001