Form 10-K405
period 2001-12-31
TXU CORP /TX/
filed 2002-03-14
CIK 1023291

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

                   For the Fiscal Year Ended December 31, 2001

                                     -- OR --

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      ------------------------------------

                  Exact Name of Registrant as Specified in its Charter;
Commission        State of Incorporation; Address of Principal Executive      I.R.S. Employer
File Number       Offices; and Telephone Number                               Identification No.
-----------    -------------------------------------------------------------  ------------------
 1-12833                                  TXU Corp.                               75-2669310

                               a Texas Corporation
                         Energy Plaza, 1601 Bryan Street
                              Dallas, TX 75201-3411
                                 (214) 812-4600

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange on
Registrant           Title of Each Class                  Which Registered
                     -------------------              ------------------------
TXU Corp.          Common Stock, without par value,   New York Stock Exchange
                   and Preference Stock Purchase      The Chicago Stock Exchange
                   Rights                             The Pacific Exchange
                   Growth Prides                      New York Stock Exchange
                   Income Prides                      New York Stock Exchange
                   Corporate Units                    New York Stock Exchange

TXU Capital I, a   7.25% Cumulative Trust Preferred   New York Stock Exchange
 subsidiary of      Capital Securities
 TXU Corp.

TXU Capital II, a  8.70% Trust Originated Preferred   New York Stock Exchange
 subsidiary of     Securities
 TXU Corp.

Securities registered pursuant to Section 12(g) of the Act:   None
                     ______________________________________
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes  X   No ____
                                                  ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of TXU Corp. Common Stock held by non-affiliates, based on the last reported sale price on the NYSE composite tape on March 5, 2002:
$13,923,255,171.

Common Stock outstanding at March 5, 2002: 265,341,490 shares, without par value

                       ___________________________________

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission on or about March 26, 2002, are incorporated by reference into Part III of this report.

                                ________________

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
Items 1. and 2. BUSINESS and PROPERTIES .................................... 1
          LEGAL ENTITIES
             TXU Corp. and Subsidiaries .................................... 1
         US ELECTRIC RESTRUCTURING ......................................... 3
         COMPETITIVE STRATEGY .............................................. 9
         OPERATING SEGMENTS ................................................ 9
             US Energy .....................................................10
             US Energy Delivery ............................................17
             International Energy ..........................................23
         ENVIRONMENTAL MATTERS .............................................32

Item 3.  LEGAL PROCEEDINGS .................................................35

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............37

EXECUTIVE OFFICERS OF TXU CORP .............................................37

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS ..............................................38

Item 6.  SELECTED FINANCIAL DATA ...........................................38

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS ............................................38

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........38

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................38

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE .........................................38

                                     PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ................39

Item 11. EXECUTIVE COMPENSATION ............................................39

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ....39

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....................39

                                     PART IV

  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..40

  APPENDIX A - Financial Information of TXU Corp. and Subsidiaries

  APPENDIX B - TXU Corp. Exhibits to 2001 Form 10-K

                                     PART I

Items 1. and 2. BUSINESS and PROPERTIES

                                 LEGAL ENTITIES
                                 --------------

                           TXU CORP. AND SUBSIDIARIES

     TXU Corp. is a Texas corporation, which was formed in 1997 as a holding company and is the successor to TXU Energy Industries Company (TEI), the holding company for the TXU Corp. system prior to the August 5, 1997 acquisition of TXU Gas Company. TEI, formerly known as Texas Utilities Company, was organized in 1945.

     TXU Corp. is a global energy services company that engages in electricity generation, wholesale energy trading, retail energy marketing, energy delivery, other energy-related services and, through a joint venture, telecommunications services. TXU Corp. is one of the largest energy services companies in the world with $28 billion in revenue and $42 billion of assets. TXU Corp. owns over 22,600 megawatts of power generation and sells 335 terawatt hours of electricity and 2.8 trillion cubic feet of natural gas annually. TXU Corp. delivers or sells energy to approximately 11 million residential, commercial and industrial customers primarily in the United States (US), Europe and Australia. At December 31, 2001, TXU Corp. and its subsidiaries had approximately 18,000 full-time employees.

     Legislation was passed during the 1999 session of the Texas Legislature that restructures the electric utility industry in Texas (1999 Restructuring Legislation). Among other matters, the l999 Restructuring Legislation provides that by January 1, 2002, each electric utility was required to separate (unbundle) its business into the following: power generation operations, a retail electric provider (REP) and a transmission and distribution (T&D) company or separate T&D companies. As a result, TXU Corp. restructured certain of its businesses effective January 1, 2002 (See US Electric Restructuring below.)

     As required by the 1999 Restructuring Legislation, TXU Corp.'s subsidiary, TXU US Holdings Company (formerly TXU Electric Company) (US Holdings) filed its business separation plan with the Public Utility Commission of Texas (Commission). This business separation plan and the March 2000 application to the Commission laid the foundation for US Holdings to take part in retail competition in the Texas electricity market as planned on January 1, 2002.

     The following is a description of the business of TXU Corp. and its principal subsidiaries after restructuring on January 1, 2002.

     US Holdings -- a holding company for TXU Energy Company LLC (TXU Energy) and Oncor Electric Delivery Company (Oncor). In order to satisfy its obligations to unbundle its business pursuant to the 1999 Restructuring Legislation and consistent with its amended business separation plan, as approved by the Commission on October 31, 2001, as of January 1, 2002, US Holdings transferred to Oncor its T&D business and to TXU Energy its generation assets and retail customers, which together comprised the integrated electric utility business conducted by US Holdings through December 31, 2001. In addition, as of January 1, 2002, TXU Energy acquired the following businesses from within the TXU Corp. system: the REP of TXU SESCO Company; the energy trading business and the unregulated commercial/industrial retail gas operations of TXU Gas Company; and the energy management services businesses and other affiliates of TXU Corp., including the fuel procurement and coal mining businesses that service the generation operations. Also, the T&D business of TXU SESCO Company was transferred to Oncor. Through December 31, 2001, US Holdings was directly engaged in the generation, purchase, transmission, distribution and sale of electric energy in the north-central, eastern and western parts of Texas.

     TXU Gas Company (TXU Gas) -- an integrated company engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas. Divisions of TXU Gas include TXU Lone Star Pipeline, owner and operator of interconnected natural gas transmission and gathering lines, underground storage reservoirs, compressor stations and related properties, all within Texas, and TXU Gas Distribution, one of the largest gas distribution companies in the United States and the largest in Texas. TXU Energy Trading Company LP, a wholly-owned subsidiary of TXU Gas until January 1, 2002, when it was transferred to TXU Energy, is an energy trader and a wholesale and retail marketer of natural gas and electricity throughout the US and parts of Canada.

     TXU Europe Limited (TXU Europe) -- a holding company for TXU Corp.'s European operations. TXU Europe's operations in the United Kingdom (UK) and other parts of Europe are primarily conducted through subsidiaries of TXU Europe Group Plc. TXU Europe serves approximately 5.7 million electricity and gas customers in the UK and is one of the largest suppliers (retailers) in England and Wales. Subsidiaries of TXU Europe also include TXU Europe Power Limited, a large generator of electricity in the UK; TXU UK Limited, one of the largest retail suppliers of natural gas in the UK; and TXU Europe Energy Trading Limited, which manages price and volume risks associated with energy related businesses and is one of the largest energy traders in the UK and one of the top five energy traders in the central and Nordic regions of Europe. In November 2001, TXU Europe announced the sale of its electricity distribution business, including its interest in the distribution network joint venture 24seven Utility Services Limited (24seven). The sale was completed in January 2002.

     TXU Australia Holdings (Partnership) Limited Partnership (TXU Australia) -- a holding company for TXU Corp.'s Australian operations. Its principal operating subsidiaries include TXU Electricity Limited, which purchases, distributes and retails electricity in the State of Victoria, Australia; TXU Networks (Gas) Pty. Ltd., which distributes natural gas in Victoria; and TXU Pty. Ltd., which retails natural gas in Victoria. TXU Electricity Limited serves over 533,000 customers in the state of Victoria, including suburban Melbourne, the second-largest city in Australia. TXU Networks (Gas) Pty. Ltd. has over 450,000 supply points. TXU Pty. Ltd. retails natural gas to approximately 427,000 customers. TXU Australia also owns the only underground natural gas storage facilities in Victoria and operates the 1,330 megawatt Torrens Island power station in South Australia. TXU Australia also has a portfolio management and energy trading operation that manages its price and volume risks.

     TXU Business Services Company (TXU Business Services) -- a provider of financial, accounting, information technology, environmental, customer, procurement, personnel and other administrative services, at cost, to TXU Corp. and its other subsidiaries. TXU Business Services acts as transfer agent, registrar and dividend paying agent with respect to the common stock and preference stock of TXU Corp., the preferred stock of US Holdings and TXU Gas, and the preferred securities of subsidiary trusts of TXU Corp. and its subsidiaries, and as agent for participants under TXU Corp.'s Direct Stock Purchase and Dividend Reinvestment Plan.

     In addition, TXU Corp. owns a 50% interest in Pinnacle One Partners, L.P. (Pinnacle), a joint venture that owns TXU Communications Ventures Company (TXU Communications). TXU Communications operates an integrated telecommunications platform, including an established incumbent local exchange carrier, as well as an emerging integrated communications provider and fiber optic transport business operating primarily in the Texas market. TXU Communications offers its customers a comprehensive package of telecommunications services, including local, long distance, internet, web-hosting and development, network and data services, as well as providing fiber transport services to other carriers. TXU Communications currently has over 225,000 access lines, including 58,000 competitive lines, and owns and operates a state-of-the-art fiber optic network spanning more than 2,200 route miles (60,000 fiber miles).

                            US ELECTRIC RESTRUCTURING
                            -------------------------

   1999 Restructuring Legislation -- Legislation passed during the 1999 session of the Texas Legislature restructured the electric utility industry in Texas and provided for a transition to competition (provisions and related activities collectively referred to as the Restructuring). Among other matters, the legislation:

     . provided that by January 1, 2002, each electric utility had to separate (unbundle) its business into the following units: a power generation company, a REP and a T&D company or separate T&D companies;

     . authorized competition beginning January 1, 2002 in the retail and generation markets for electricity;

     . provides for the recovery of generation-related regulatory assets and generation-related and purchased power-related costs that are in excess of market value (stranded costs);*

     . required utilities to use the Commission administrative Excess Costs Over Market (ECOM) model to determine estimated stranded costs;

     . provides for a "true up" process for quantification (in 2004) of stranded costs based on market determinations;*

     . requires reductions in nitrogen oxides (NO/x/) and sulfur dioxides (SO/2/) emissions;

     . required a rate freeze, excluding cost of fuel, for all retail customers until January 1, 2002 and requires certain rate reductions and a price to beat for residential and small commercial customers for up to five years thereafter;

     . provided that earnings in excess of a regulatory earnings cap be used as mitigation (reduction) to the cost of nuclear production assets;*

     . set certain limits on capacity owned and controlled by power generation companies;

     . required that by September 1, 2000, each electric utility separate its customer energy services business activities that were otherwise already widely available in the competitive market from its regulated activities;

     . provides that wholesale revenues for 2002 and 2003 be based on the ECOM model;*

     . provides for credits to customers (as a retail clawback) in certain circumstances described below; *

     . provides for recovery of actual fuel costs incurred through December 31, 2001;*

     . provides for recovery of capital costs incurred before May 1, 2003 to improve air quality;* and

     . provides that costs associated with nuclear decommissioning obligations continue to be recovered from retail customers as a non-bypassable charge until the units are decommissioned.

-------------
*The application of these provisions to TXU Corp. will change in the event the settlement plan proposed to the Commission is approved. See Regulatory Settlement Plan below.

   The diagrams below summarize TXU Corp.'s principal US legal entities and their relationships before and after the Restructuring.

               Before Restructuring               After Restructuring
              ---------------------                  -------------

                    TXU Corp.                          TXU Corp

                  -------------                      -------------

     ---------------    --------------       ---------------    -----------------

         TXU Gas         TXU Electric            TXU Gas         US Holdings (a)

     ---------------    --------------       ---------------    -----------------

     ---------------                                 ---------------    ---------------
        TXU Energy
         Trading                                        TXU Energy           Oncor

     ---------------                                 ---------------    ---------------

                                  ---------------    ---------------    ---------------
                                        TXU             TXU Energy         TXU Energy
                                     Generation          Trading             Retail

                                  ---------------    ---------------    ---------------

(a)   Formerly TXU Electric Company.

     Regulatory Settlement Plan -- On December 31, 2001, US Holdings filed a settlement plan with the Commission that, if approved, will resolve all major pending issues related to US Holdings' transition to competition and will supersede certain ongoing proceedings discussed below that are related to the 1999 Restructuring Legislation. The settlement plan has the endorsement of the major customer groups in the State of Texas. Parties to the settlement include the Commission staff, the Office of Public Utility Counsel, the coalition of cities served by Oncor, Texas Industrial Energy Consumers, Texas Retailers Association, and a new retail electric provider for the state. The settlement does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related possible fuel adjustments described below. The settlement must be approved by the Commission, which has held a hearing on it and is awaiting briefs from the parties. US Holdings is unable to predict the outcome of these proceedings.

      Among other things, the settlement plan resolves T&D rates, the true-up in 2004 of stranded costs, securitization of regulatory assets, collection of current unrecovered fuel costs, reconciliation of 3 1/2 years of fuel expenses and the retail and wholesale clawbacks.

      The major terms of the settlement plan are:

..    Transmission and Distribution Rates -- In 2002, Oncor will implement an excess mitigation credit (EMC) in the amount of $350 million (plus interest), applied over a two-year period as a reduction to T&D rates charged to REPs. This amount reflects resolution of stranded cost mitigation, approximately $8.2 billion of fuel costs covering the period of July 1998 through 2001, the unrecovered fuel balance at December 31, 2001, and other items.

..    Stranded Cost Resolution -- TXU Energy's stranded costs are fixed at zero, including resolution of amounts related to its repurchase of minority owner interests in the Comanche Peak nuclear generating station, recovery of certain environmental improvement costs and elimination of the 2004 true-up proceedings.

..    Regulatory Asset Securitization -- Oncor will receive a financing order authorizing it to issue securitization bonds in the aggregate amount of $1.3 billion to recover generation related regulatory assets. The settlement provides that there will be an initial issuance of securitization bonds in the amount of up to $500 million upon approval of the settlement followed by a second issuance for the remainder after 2003. This settlement resolves all issues related to generation-related regulatory assets and liabilities.

..    Retail Clawback -- The retail clawback provision was included in the 1999
     Restructuring Legislation to serve as an incentive for the affiliated REP of utilities to actively compete for customers outside their traditional service area. In the event that TXU Energy's affiliated REP retains more than 60 percent of its residential and small commercial customers after the first two years of competition, the amount of the retail clawback credit will be equal to:

     . the number of residential and small commercial customers retained by TXU Energy in its traditional service area on January 1, 2004;
     . less the number of new customers TXU Energy adds outside of its traditional service territory by January 1, 2004;
     .    multiplied by $90.

     This determination will be made separately for the residential and small commercial classes and compares to the $150 per customer limit contained in the 1999 Restructuring Legislation. The credit will be applied to Oncor's rates over a two-year period, beginning January 1, 2004.

..    Lawsuit and Regulatory Proceeding Resolution-- The parties agree to seek dismissal of a number of currently pending and planned lawsuits, as well as regulatory proceedings, including Docket No. 22652. (See Regulatory Disallowances.)

     The US Electric segment recorded a $154 million (after-tax) extraordinary charge in the fourth quarter of 2001 as a result of settlement related items and debt refinancing. (See Note 5 to Financial Statements.)

     Implementation of the 1999 Restructuring Legislation -- As noted in the appropriate sections of the following discussion, the settlement plan filed with the Commission by US Holdings, if adopted, will result in final determination concerning certain provisions of the legislation.

     If the settlement plan is not approved, certain other proceedings discussed below will not be resolved.

     Price to Beat -- On January 1, 2002, all of US Holdings' customers who had not chosen a different REP became customers of TXU Energy. On January 1, 2002, TXU Energy was required to lower the electric retail rates charged to residential and small commercial customers in its historical service territory to rates that are 6% less than the rates that were in effect on January 1, 1999, as adjusted for fuel factor charges. These lower rates are known as the price to beat rates. The Commission approved the base rate portion of TXU Energy's proposed price to beat rates on December 17, 2001. The initial fuel factor portion of the price to beat rates was approved by the Commission on December 21, 2001. TXU Energy may not charge rates to those customers that are different from the price to beat rates until the earlier of January 1, 2005 or until 40% of the electric power consumed by customers in those respective customer classes is supplied by competing REPs. After that time, TXU Energy may offer lower rates, but it also must continue to make the price to beat rates available for residential and small commercial customers, adjusted for fuel factor charges, until January 1, 2007. TXU Energy may request twice a year that the Commission increase the fuel factor component of the price to beat rate if the existing fuel factor does not adequately reflect significant changes in the market price of natural gas and purchased energy used to serve retail customers. Unaffiliated REPs entering TXU Energy's historical markets will be allowed to offer electricity to residential and small commercial customers at any price. REPs affiliated with other Texas utilities are subject to equivalent price to beat restrictions in their traditional service territories; and, except when TXU Energy is selling electricity as the provider of last resort (POLR), TXU Energy will be allowed to sell electricity to residential and small commercial customers at any price in the historical service territories of those REP's.

     Traditionally structured utilities are subject to cost-of-service rate regulation. By contrast, the rates charged by affiliated REPs are not subject to regulation except for the price to beat requirement and the retail clawback provision within their historical service territories. The results of an affiliated REP's operations will be largely dependent upon the amount of gross margin, or headroom, available in its price to beat. The available headroom for any REP will equal the difference between (i) the price to beat and (ii) the sum of non-bypassable charges and the price the REP pays for power. The result could be a positive or negative number. The larger the amount of positive headroom for competitive REPs, the more incentive new market entrants have to provide services in a given market. The initial price to beat was established in December 2001.

     Electric retail rates charged to large commercial and industrial customers are not subject to the price to beat rates and may be competitively negotiated at any price by any REP, including those affiliated with an existing utility. All REPs in Texas are allowed at any time to enter long-term, bilateral contracts with individual wholesalers, making the cost of retail power more predictable and less subject to the volatility of short-term markets.

     All REPs in a T&D service area served by a certified utility pay the same rates and other charges for T&D, whether or not they are affiliated with the T&D utility for that area. The T&D rates that are in effect as of January 1, 2002 for each utility are based upon the resolution of rate cases brought before the Commission, such as US Holdings' Docket No. 22350.

     Stranded Cost True-up (see Regulatory Settlement Plan above) -- The 1999 Restructuring Legislation requires each T&D utility, its affiliated REP, and its affiliated power generation company to jointly file to finalize stranded costs and to reconcile those costs with the estimate of stranded costs developed in the unbundled cost of service proceeding conducted during 2000-2001, such as US Holdings' Docket No. 22350. Such a "true-up" proceeding will be filed after January 10, 2004, on a schedule and under procedures to be determined by the Commission. Any resulting stranded costs will be collected for TXU Energy through the non-bypassable delivery charges of Oncor, unless the regulatory settlement plan described above is approved, in which case, this filing is not required.

     For the purposes of determining the final stranded cost figure, the 1999 Restructuring Legislation requires TXU Energy to quantify the market value of its generation assets, and hence its stranded costs, using one or more of the following methods: (i) sale of assets, (ii) stock valuation, (iii) partial stock valuation, (iv) exchange of assets or (v) ECOM.

     Any true-up proceeding would also require:

          . TXU Energy to reconcile, and either credit or bill to Oncor (and Oncor to credit or bill T&D customers), any difference between the price of power determined through the capacity auction process conducted pursuant to the Commission's requirements and the power cost projections that were employed for the same time period in the ECOM model to estimate stranded costs in the Docket No. 22350 proceeding. This reconciliation (wholesale clawback) generally would affect all of TXU Energy's generation revenues for the period 2002-2003;

          . TXU Energy to reconcile and credit to Oncor (and Oncor to credit T&D customers) any positive difference between the price to beat, reduced by the non-bypassable delivery charge, and the prevailing market price of electricity during the same time period to the extent that the price to beat exceeded the market price of electricity. This reconciliation (retail clawback) for the applicable customer class is not required if 40% of the electric power consumed by customers in that class is supplied by competing REPs before January 1, 2004. If a reconciliation is required, the amount credited cannot exceed an amount equal to the number of residential or small commercial customers served by Oncor that are buying electricity from TXU Energy at the price to beat on January 1, 2004, minus the number of new customers obtained outside the service area, multiplied by $150; and

         . the Commission to conduct a review, to the extent any amount of regulatory assets included in a transition charge or competition transition charge had not been previously approved by the Commission, to determine whether these regulatory assets were appropriately calculated and constituted reasonable and necessary costs. If the Commission finds that the amount of regulatory assets is subject to modification, a credit or other rate adjustment will be made to Oncor's non-bypassable delivery rates.

      On December 3, 2001, the Commission adopted a true-up rule that contains additional requirements and methodologies relating to the true-up proceeding. US Holdings has appealed to the Court of Appeals in Austin, Texas, as prescribed by the 1999 Restructuring Legislation, certain aspects of the Commission's true-up rule.

      Regulatory Assets/Liabilities -- As a result of the 1999 Restructuring Legislation, the electricity generation portion of TXU Energy's business no longer meets the criteria to apply regulatory accounting principles. Accordingly, application of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation", to the generation portion of TXU Energy's business was discontinued as of June 30, 1999. Oncor's operations continue to meet the criteria for recognition of regulatory assets and liabilities.

      Stranded Cost Recovery (See Regulatory Settlement Plan above) -- In October 1999, US Holdings filed an application with the Commission for a financing order (Docket No. 21527) to permit the issuance by a special purpose entity of $1.65 billion of transition bonds secured by payments in the form of a non-bypassable charge from retail customers designed to enable recover of generation-related regulatory assets and other qualified costs in accordance with the 1999 Restructuring Legislation. The proceeds received by Oncor from the issuance of the transition bonds are to be used solely for the purpose of retiring utility debt and equity. On May 1, 2000, the Commission signed a final order rejecting US Holdings' request for the $1.65 billion and authorized only $363 million. US Holdings filed an appeal on May 2, 2000, with the Travis County, Texas District Court. On September 7, 2000, the District Court issued a final judgment that reversed part of the Commission's financing order, affirmed other aspects of the Commission's financing order, and ordered the case remanded to the Commission for further proceedings consistent with the judgment. US Holdings and various other parties appealed this judgment directly to the Supreme Court of Texas. On June 6, 2001, the Supreme Court of Texas (Supreme Court) issued what US Holdings believes is a favorable ruling that should allow Oncor to issue transition bonds of approximately $1.3 billion. The Supreme Court ruled in favor of US Holdings' contention that the Commission must consider regulatory assets in the aggregate, rather than individually, in determining the amount of securitization. The Supreme Court also reversed that part of the Commission's order that utilized a longer regulated asset life for purposes of present-valuing the benefits of securitization saying that the statute contemplates a "far shorter recovery period for regulatory assets." In addition, the Supreme Court ruled that the Commission's statements concerning the future impact of securitization of loss on reacquired debt constituted an advisory and premature finding. On October 18, 2001, the Supreme Court of Texas remanded the case to the Commission for determination of the final amount of permitted securitization. The Commission has begun the remand proceeding (Docket No. 24892). Oncor cannot predict when it will be completed, but is prepared to move quickly in connection with the issuance of transition bonds once a final financing order is issued by the Commission.

      As noted above, the principal and interest on the transition bonds would be secured by payments from retail customers designed to enable recovery of generation related regulatory assets and other qualified costs. These regulatory assets have a carrying value of $1.84 billion and have been transferred to Oncor. Once transition bonds are issued, the full amount of the regulatory assets will be amortized to expense by Oncor over the life of the transition bonds. Any amount of the $1.84 billion which is in excess of the sum of the principal and interest to be paid on the transition bonds will not be amortized but will be expensed at the time such shortfall, if any, is determined.

      Certain of TXU Energy's operations will remain subject to Commission regulation; therefore, Oncor and TXU Energy will record the economic consequences of those transactions in the manner described above.

      Generation Production Assets (see Regulatory Settlement Plan above) -- TXU Energy anticipates that a portion of the cost of its generation assets and power purchase contracts may be identified as stranded costs under the 1999 Restructuring Legislation and become subject to a future quantification in the true-up process. The 1999 Restructuring Legislation provides that 100% of the value of such stranded costs will be recovered from customers.

      In Docket No. 22350, in a March 2000 filing, US Holdings' stranded costs were estimated to be approximately $3.7 billion, including the regulatory assets that were part of the Docket No. 21527 proceedings, addressed above, and amounts related to the remand of Docket No. 9300, addressed below. US Holdings filed an updated stranded cost estimate on August 28, 2000 to reflect various Commission decisions made since Docket 22350 was filed. In the August 28, 2000 filing, US Holdings' stranded costs were estimated to be $2.8 billion. Subsequent to the August 2000 filing, the Commission required US Holdings to revise the stranded cost estimate to remove amounts related to regulatory assets, certain environmental expenditures, and the remand of Docket No. 9300, which resulted in a revised estimate of $14 million, including displaced worker costs. On March 7, 2001, the Commission issued an interim order requiring US Holdings to file a revised stranded cost estimate. On March 28, 2001, US Holdings filed such revised stranded cost estimate of negative $2.2 billion pursuant to that order. On April 9, 2001, the Commission issued another interim order that required US Holdings to file a further revised stranded cost estimate. On April 18, 2001, US Holdings filed a further revised estimate, which reflected stranded costs of negative $2.7 billion. US Holdings strongly disagrees with the methodology required by the Commission pursuant to which these stranded costs were calculated as being inconsistent with the 1999 Restructuring Legislation and has appealed certain of the Commission's decisions related to this matter to the Travis County, Texas District Court.

      Mitigation (see Regulatory Settlement Plan above) -- From January 1, 1998 through June 30, 1999, earnings of $170 million in 1998 and $52 million in 1999 in excess of the regulatory earnings cap (mitigation) were recorded as additional depreciation of nuclear production assets. Effective July 1, 1999, following the 1999 Restructuring Legislation, all of US Holding's and TXU SESCO Company's earnings in excess of the regulatory earnings cap of $92 million in 1999, $310 million in 2000 and $40 million in 2001 were recorded as a reduction of revenues, with a corresponding regulatory liability recorded.

      On June 4, 2001, the Commission issued an interim order that addressed Oncor's charges for T&D service when retail competition would begin. Among other things, that interim order and subsequent final order issued on October 3, 2001, required Oncor to refund through reduced rates (which will necessitate a corresponding reimbursement from TXU Energy), over the period from 2002-2008, both the 1998-2000 earnings in excess of the regulatory earnings cap and an estimate of the 2001 earnings in excess of the regulatory earnings cap. On June 20, 2001, US Holdings filed a petition with the Texas Supreme Court, requesting that the Court issue a writ of mandamus compelling the Commission to vacate the portions of its orders that require US Holdings to halt mitigation of stranded costs and reverse the stranded cost mitigation already taken. On December 31, 2001, the Supreme Court of Texas denied the petition. The Commission's decision continues to be under appeal to the Travis County, Texas District Court.

      On July 31, 2001, the staff of the Commission notified US Holdings and the Commission that it disagreed with US Holdings' computation of the level of earnings in excess of the regulatory earnings cap for calendar year 2000. The Commission's staff disagrees with US Holdings' adjustment that removed $298 million of deferred federal income tax liability associated with under-recovered fuel. On August 13, 2001, the Commission issued an order adopting the staff position. US Holdings disagrees with the Commission's decision and has appealed it to the Travis County, Texas, District Court. If the appeal is not successful, TXU Energy will record an after-tax charge of $23 million.

      Fuel Cost Recovery (see Regulatory Settlement Plan above) -- US Holdings' eligible fuel costs incurred through December 31, 2001 will be recoverable through fixed fuel factors, and to the extent such costs are not recovered by that date, through the true-up process. At December 31, 2001, US Holdings had unrecovered fuel costs plus related interest deferred of $329 million and the balance, plus additional accrued interest, is expected to be recovered through the true-up process.

      TXU Energy is required to file in 2002 with the Commission for final reconciliation of its eligible fuel costs in a proceeding in which it has the burden of proving that fuel costs under review were reasonable and necessary to provide reliable electric service, that it has properly accounted for its fuel-related revenues, and that fuel prices charged to the utility by an affiliate were reasonable and necessary and not higher than prices charged for similar items by such affiliate to other affiliates or nonaffiliates. This final reconciliation will cover the period from July 1998 through December 2001, during which US Holdings incurred about $8.2 billion of reconcilable fuel costs. Management believes all costs are recoverable; however, should there be any disallowances by the Commission, these will be the responsibility of TXU Energy.

      Regulatory Disallowance (see Regulatory Settlement Plan above) -- The Commission's final order in connection with US Holdings' January 1990 rate increase request (Docket No. 9300) was ultimately reviewed by the Texas Supreme Court. As a result, an aggregate of $909 million of disallowances with respect to US Holdings' reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to earnings, was remanded to the District Court with instructions that it be remanded to the Commission for reconsideration on the basis of a prudent investment standard. On remand, the Commission also was required to reevaluate the appropriate level of US Holdings' construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. On June 9, 2000, the District Court's order of remand was filed with the Commission, and the Commission has assigned the remand proceeding Docket No. 22652. A final decision is expected in 2002.

                              COMPETITIVE STRATEGY
                              --------------------

      TXU Corp. has developed a strategy designed to achieve operations of significant scale in selected regions which optimize a portfolio of assets, capabilities and customer relationships across multiple products and services. TXU Corp. plans to enhance its leading position in electric, gas, and related services in Texas; develop broad-based energy and related businesses in other US regions determined by TXU Corp. to be promising; build on its substantial, broad-based position in the UK and Australia and its developing position in continental Europe; and build on customer relationships through retail energy and related services. TXU Corp.'s strategy involves establishing upstream positions (electric generation through ownership or contracts and gas supply through production or purchase contracts, pipeline access to multiple supply sources and storage assets) and downstream retail customer relationships. TXU Corp. uses the knowledge gained from and the value of these positions through effective portfolio management and trading capabilities to manage the risk and enhance the value of existing positions while adjusting the portfolio as needed to address market conditions. TXU Corp. intends for its energy delivery business to continue to be a leader in the efficient and reliable transmission and distribution of energy.

                               OPERATING SEGMENTS
                               ------------------

      Through December 31, 2001, TXU Corp. had five reportable operating segments as reflected in the financial information included in this report. The segments were either strategic business units that offer different products and services or were geographically integrated. They were managed separately because each business required different marketing strategies or was in a different geographic area.

      (1) US Electric - operations involving the generation, purchase, transmission, distribution and retail sale of electricity in the north central, eastern, and western portions of Texas;

      (2) US Gas - operations involving the purchase, transmission, distribution and sale of natural gas in the north central, eastern and western portions of Texas;

      (3) US Energy - operations involving the wholesale trading of energy (natural gas and electricity), risk management and retail energy sales and services throughout the US and parts of Canada;

      (4) Europe - operations involving electricity generation, purchase, distribution, retail marketing and sale of energy, wholesale trading of energy and risk management in the UK and continental Europe;

      (5) Australia - operations involving electricity generation, purchase, distribution, and retailing of energy, the storage of natural gas, wholesale trading of energy and risk management, primarily in the States of Victoria and South Australia; and

All other - consists primarily of general corporate expenses, equity earnings/losses of unconsolidated affiliates, including the telecommunications joint venture, and interest on debt at the TXU Corp. level. Affiliated revenues represent intercompany service charges.

      The following is a description of TXU Corp.'s realigned operating business segments as of the January 1, 2002 Restructuring. Reporting to management and shareholders on this new segment basis will begin in the first quarter of 2002.

      (1) US Energy - operations involving the generation of electricity, wholesale energy trading and risk management, and retail energy sales and services in the US and parts of Canada. The segment consists of all operations, other than the transmission and distribution business, of the former US Electric segment and the former US Energy segment; and

      (2) US Energy Delivery - operations involving the transmission and distribution of electricity and the purchase, transmission, distribution and sale of natural gas in Texas. The segment consists of the transmission and distribution operations of the former US Electric segment and the operations of the former US Gas segment; and

      (3) International Energy - operations involving the generation of electricity, wholesale energy trading and risk management, and retail energy sales and services in Europe and Australia. The segment consists of the operations of the former Europe and Australia segments.

      The historical financial information is presented elsewhere in this document for the reporting segments in effect prior to the January 1, 2002 Restructuring. Historical financial information for the reporting segments in effect after January 1, 2002 has not been presented as it is not practicable to do so at this time.

                                US ENERGY SEGMENT

      US Energy consists principally of the generation (and related mining and fuel procurement) operations and retail customer base reflected in the reported historical results of the former US Electric segment and the operations included in the reported historical results of the former US Energy segment. Additionally, this segment includes all wholesale trading activities that are designed to optimize the assets and customer obligations of these businesses and will reflect activity outside of Texas.

      TXU Energy's growth strategy is to achieve operations of significant scale in selected regions which optimize a portfolio of assets, capabilities and customer relationships across multiple energy-related products and services. TXU Energy intends to accomplish this through the operation of a single, integrated energy business portfolio containing power generation facilities, comprehensive energy trading capabilities and a significant retail customer base. Subsequent to the Restructuring, TXU Energy's portfolio of assets includes 21,092 Megawatts
(MW) of power generation capacity (before a recently announced sale of two plants) and the 2.7 million electric customers transferred from the former US Electric segment, in addition to the energy trading and unregulated retail energy services businesses that are part of this segment. TXU Energy intends to enhance its significant business portfolio in Texas into other regions in North America, where TXU Energy believes the competitive and regulatory environment offers the opportunity for attractive investment returns. TXU Energy's targeted areas for expanding its natural gas and electricity market presence, both retail and wholesale, include Texas, the Northeast and the Midwest.

      Effective January 1, 2002, TXU Energy's operations are conducted principally through the following subsidiaries: TXU Generation Holdings Company LLC; TXU Energy Trading Company LP; TXU Energy Retail Company LP; TXU Energy Solutions Company LP; TXU Fuel Company and two coal mining subsidiaries.

Power Generation

                                                                                 2001        2000      1999
                                                                                -------    -------    -------
ELECTRIC ENERGY GENERATED AND PURCHASED
     (Gigawatt-hours - GWh)
     Generated - net plant output ...........................................    85,812     96,868     94,575
     Purchased and net interchange ..........................................    24,930     16,443     12,620
                                                                                -------    -------    -------
              Net generated and purchased ...................................   110,742    113,311    107,195
     Company use, losses, and unaccounted for ...............................     5,182      6,641      6,647
                                                                                -------    -------    -------
              Total electric energy sales ...................................   105,560    106,670    100,548
                                                                                =======    =======    =======

      Prior to the Restructuring of the US businesses on January 1, 2002, the power generation facilities of TXU Energy were owned and operated by US Holdings, of the US businesses and the financial results of the generation business were included in the historical information for the former US Electric segment. Effective with the Restructuring, the power generation facilities and the fuel production and supply facilities were transferred to TXU Energy.

      TXU Energy's integrated power generation facilities provide TXU Energy with the capability to supply a significant portion of the wholesale power market demand in Texas, particularly the North Texas wholesale power market, at competitive production costs. As part of TXU Energy's integrated business portfolio, much of the low cost power generation will be available to supply its retail customer power demands and other competitive REPs.

      The power generation fleet in Texas consists of 23 plants with an aggregate net generating capability of 21,092 MW. TXU Energy owns or leases and operates 2,300 MW of nuclear plants; 5,837 MW of coal/lignite plants; and 12,955 MW of gas/fuel oil plants. TXU Energy believes that a key competitive advantage is its ability to produce electricity at low variable costs. The energy trading operations are responsible for the dispatch and sale of power from the generating facilities. The power generation plants and other important properties of TXU Energy are located on land owned primarily in fee simple. As of December 31, 2001, TXU Energy controlled an additional 2,836 MW of capacity through contracts to purchase generation.

      All of these power generation plants are in Texas; however, TXU Energy intends to sell some of these assets (described below) and from time to time may sell additional assets to reduce its position in the Texas market, provide funds to increase positions in other US regions, especially the Northeast and Midwest, and reduce debt.

      In 2001, a net of 24,930 gigawatt hours (GWh) were purchased, representing approximately 22.5% of energy requirements. Energy received in 2001 under purchased power contracts included approximately 41 MW from wind turbines. During 2001, contracts were executed for the purchase of an additional 291 MW of wind generated power. Beginning January 1, 2002, the acquisition of resources is generally not subject to regulation by the Commission.

      The region of the Electric Reliability Council of Texas (ERCOT) had peak generation capacity margins of approximately 13% in 2000 and approximately 27% on July 23, 2001 during the 2001 peak load. The increase in capacity margins for 2001 reflects more normal (cooler) weather, compared to hotter-than-normal weather in 2000, and the addition of new generation plants in ERCOT. Capacity margins in the specific zones in the ERCOT region where TXU Energy's generating plants are located were lower than for the ERCOT region as a whole. See COMPETITION.

      In December 2001, TXU Corp. announced an agreement to sell the Handley and Mountain Creek steam electric generating plants to a subsidiary of Exelon Corp., for $443 million in cash. The Handley plant consists of five natural gas-fueled generating units with a total plant capacity of 1,441 MW and is located in Fort Worth, Texas. The Mountain Creek plant consists of five natural gas-fueled generating units with a total plant capacity of 893 MW and is located in Dallas, Texas. The transaction includes a purchase power and tolling agreement for TXU Energy to purchase power during summer months for the next five years. The transaction is expected to be completed in early 2002.

      Capacity Auction -- To encourage competition in the generation market, each power generation company with 400 MW or more of installed generating capacity that is unbundled from an integrated electric utility in Texas is required to sell at auction entitlements to 15% of the output of its installed generating capacity (3,175 MW for TXU Energy as of January 1, 2002). This obligation continues until January 1, 2007, unless before that date the Commission determines that other REPs are selling electric power in an amount equal to at least 40% of the electric power consumed in 2000 by residential and small commercial customers in the service area of an affiliated T&D utility. This capacity auction allows REPs to purchase power either through purchases in the wholesale power markets or through mandated capacity auctions. A REP cannot purchase entitlements sold by its affiliated power generation company in mandated capacity auctions. The first auction in Texas was held in September 2001. There was significant interest in the entitlements being auctioned, and the auction of two-year, one-year and monthly entitlements required to be sold was successful. The second auction was held in March 2002, and the auction of monthly entitilements required to be sold was successful.

      Nuclear -- TXU Energy owns and operates two nuclear-fueled generating units at the Comanche Peak nuclear powered electric generating station (Comanche
Peak), each of which is designed for a net capability of 1,150 MW.

      TXU Energy has on hand, or has contracted for, the raw materials and services it expects to need for its nuclear units through the years indicated: uranium (2002), conversion (2003), enrichment (2002), and fabrication (2011). TXU Energy does not anticipate any difficulties procuring raw materials and services beyond these dates.

      TXU Energy's onsite spent nuclear fuel storage capability is sufficient to accommodate the operation of Comanche Peak through the year 2017, while fully maintaining the capability to off-load the core of one of the nuclear-fueled generating units.

      Nuclear decommissioning activities are projected to begin in 2030 for Comanche Peak (Texas) Unit 1 and 2033 for Unit 2 and common facilities. Through December 31, 2001, decommissioning costs were recovered from customers based upon a 1992 site-specific study through rates placed in effect under a January 1993 rate increase request. Effective January 1, 2002, decommissioning costs will be recovered from customers through a non-bypassable charge based upon a 1997 site-specific study, adjusted for trust fund assets, through rates placed in effect under the 2001 Unbundled Cost of Service filing.

      Lignite/Coal -- Lignite is used as the primary fuel in two units at the Big Brown generating plant (Big Brown), three units at the Monticello generating plant (Monticello), three units at the Martin Lake generating plant (Martin
Lake), and one unit at the Sandow generating plant, having an aggregate net capability of 5,837 MW. TXU Energy's lignite units have been constructed adjacent to surface minable lignite reserves. TXU Energy owns in fee or has under lease an estimated 442 million tons of proven reserves as of December 31, 2001 dedicated to the Big Brown, Monticello and Martin Lake generating plants. TXU Energy also owns in fee or has under lease in excess of 229 million tons of proven reserves as of December 31, 2001 not dedicated to specific generating plants. TXU Mining Company LP utilizes owned and/or leased equipment to remove the overburden and recover the lignite. Approximately 75% of the fuel used at TXU Energy's lignite plants in 2001 was supplied from owned or leased lignite.

      TXU Energy supplements its lignite fuel at Big Brown, Monticello and Martin Lake with western coal from the Powder River Basin (PRB) in Wyoming. The coal is purchased from multiple suppliers under contracts of various lengths and is transported from the PRB to TXU Energy's generation plants by railcar. Approximately 25% of the fuel used at TXU Energy's lignite plants in 2001 was supplied from western coal under these contracts.

      Gas/Oil -- Fuel gas for units at eighteen of TXU Energy's principal generating plants, having an aggregate net gas/oil capability of 12,955 MW, was provided during 2001 by its owned fuel operations, which supplied approximately 2.3% of such fuel gas requirements under contracts with producers at the wellhead and 97.7% under contracts with commercial suppliers. Fuel oil can be stored at seventeen of the principally gas-fueled generating plants. At January 1, 2002, TXU Energy had fuel oil storage capacity sufficient to accommodate approximately 6.1 million barrels of oil and had approximately 1.1 million barrels of oil in inventory. A significant portion of the gas/oil generating plant has the ability to switch between gas and fuel oil.

      TXU Energy has acquired supplies of natural gas from producers at the wellhead under contracts expiring at intervals through 2008. In the past, curtailments of gas deliveries have been experienced during periods of winter peak gas demand; however, such curtailments have been of relatively short duration, have had a minimal impact on operations and generally have required utilization of fuel oil and gas storage inventories to replace the gas curtailed. No curtailments were experienced during 2001.

      TXU Energy owns and operates an intrastate natural gas pipeline system that extends from the gas-producing area of the Permian Basin in West Texas to the East Texas gas fields and southward to the Gulf Coast area. The pipeline facilities form an integrated network through which fuel gas is gathered and transported to certain TXU Energy generating plants for the production of electric energy.

      TXU Energy also owns and operates two underground gas storage facilities with a usable capacity of 14.0 billion cubic feet (Bcf), with approximately 9.0 Bcf of gas in inventory at December 31, 2001. Gas stored in these facilities can be used during periods of peak demand to meet seasonal and other fluctuations or curtailment of deliveries by gas suppliers. Under normal operating conditions, up to 400 million cubic feet can be withdrawn each day for a ten-day period, with withdrawals at lower rates thereafter.

Energy Trading

                                                                                   2001        2000       1999
                                                                                  ------      ------      ----
PHYSICAL SALES VOLUMES
     Gas (Bcf) - wholesale and large commercial and industrial retail .........      864       1,242     1,102
     Electric (GWh) -  wholesale ..............................................   26,105      21,917     6,544

      TXU Energy's trading strategy is to aggressively deploy its trading and marketing capabilities in the deregulated electric industry in Texas and to diversify its energy portfolio outside of Texas. TXU Energy has invested in the intellectual capital and technological infrastructure to monitor, evaluate and anticipate gas and electric commodity market trends, as a function of fundamental supply and market demand, as well as evolving deregulation trends across the country. TXU Energy intends to use these capabilities to effectively manage and optimize the cash flows and earnings of its deregulated Texas portfolio, as well as to grow its portfolio across North America.

      TXU Energy's trading operation is responsible for managing the risks inherent in TXU Energy's portfolio of businesses, providing supply structuring, pricing and risk management services in connection with TXU Energy's unregulated retail energy activities. The trading operation also is responsible for the commodity price risk management of the fuel supply needs of TXU Energy's generation plants as well as the dispatch and sale of power from those plants. The trading operation manages TXU Energy's generation output in conjunction with the retail and wholesale energy portfolios.

      The trading operation is one of the largest volume energy traders in North America. As such, it leads TXU Energy's entry into selected regions in North America by gaining market intelligence through its trading activities and acquiring power generation capacity outside of Texas.

      The trading operation also pursues opportunities to manage risk for non-affiliated companies. As electricity markets are deregulated and natural gas markets continue to evolve, additional opportunities are created in the broader, more active trading markets and in the markets serving unregulated customers. These highly competitive markets demand that a wide array of services be offered, including term contracts with interruptible and firm deliveries, risk management, aggregation of supply, nominations, scheduling of deliveries and asset optimization strategies for both gas transportation capacity and gas storage, as well as power generation facilities.

     TXU Energy makes physical and financial purchases and sales of electricity and gas in the wholesale markets throughout North America and, beginning in 2002, in the ERCOT region. During 2001, TXU Energy entered into forward contracts within ERCOT for 2002 and beyond.

     In the course of providing comprehensive energy products and services to its diversified customer base, TXU Energy engages in energy price risk management activities. TXU Energy enters into short and long term physical contracts, financial contracts that are traded on exchanges and "over-the-counter", bilateral contracts with customers and long-term structured transactions.

     TXU Energy may buy and sell certain instruments to manage its exposure to price risk from existing contractual commitments as well as other energy related assets and liabilities. It may also enter into contracts to take advantage of opportunities presented by price differentials between commodities and by other market inefficiencies. In order to manage its exposure to the price risk associated with these instruments, TXU Energy has implemented trading policies and limits within the guidelines established by TXU Corp. It revalues its exposures daily using integrated energy systems to capture, value and mitigate the portfolio risks. A risk management forum meets regularly to ensure that trading practices comply with its prior approval of commodities, instruments, exchanges and markets. Trading risks are monitored and limits are enforced to comply with established TXU Corp. policy requirements. TXU Energy also periodically reviews these policies to ensure they are responsive to changing market and business conditions. These policies are designed to protect earnings, cash flows and credit ratings.

Energy Retail

                                                                           2001      2000      1999
                                                                           ----      ----      ----
ELECTRIC ENERGY SALES (GWh)
   Residential .......................................................    38,797    38,680    35,612
   Commercial ........................................................    31,859    32,308    30,015
   Industrial ........................................................    25,076    25,307    24,915
   Government and municipal ..........................................     7,081     7,124     6,640
                                                                         -------   -------   -------
      Total general business .........................................   102,813   103,419    97,182
   Other electric utilities ..........................................     2,747     3,251     3,366
                                                                         -------   -------   -------
      Total electric energy sales ....................................   105,560   106,670   100,548
                                                                         =======   =======   =======

ELECTRIC CUSTOMERS (end of year - in thousands) ......................     2,728     2,672     2,612

     Service Areas -- TXU Energy's historical service territory is located in the north-central, eastern and western parts of Texas, with an estimated population in excess of 7 million, about one-third of the population of Texas. Electric service is provided to over 2.7 million customers in 92 counties and 370 incorporated municipalities, including Dallas, Fort Worth, Arlington, Irving, Plano, Waco, Mesquite, Rowlett, Grand Prairie, Wichita Falls, Odessa, Midland, Carrollton, Tyler, Richardson and Killeen. The area is a diversified commercial and industrial center with substantial banking, insurance, telecommunications, electronics, aerospace, petrochemical and specialized steel manufacturing, and automotive and aircraft assembly. The territory served includes major portions of the oil and gas fields in the Permian Basin and East Texas, as well as substantial farming and ranching sections of the state.

     On January 1, 2002, all of US Holdings' 2.7 million electric service customers in Texas who did not choose a different REP automatically became customers of TXU Energy. TXU Energy is one of the largest competitive retailers of energy and energy services in the US. TXU Energy believes that the scale derived from a large retail portfolio provides the platform for a highly profitable operation by, among other things, reducing the cost of service and billing per customer. Applying a disciplined marketing approach to meeting the energy needs of customers presents a new opportunity. TXU Energy intends to emphasize its identification with the TXU brand and reputation. TXU Energy uses a value pricing approach by customizing its products to each customer segment with service enhancements that are known to be valued by customers in those segments. This is in contrast to competing primarily on price. With its approach, TXU Energy intends to achieve substantially higher customer loyalty and enhanced profit margins, while reducing the costs associated with customers frequently switching suppliers. To be successful, TXU Energy believes it must (a) retain marketing talent, (b) segment customers, (c) build a strong brand, (d) make a significant investment in infrastructure to achieve economies of scale, (e) have a large and substantial customer base from which to grow the business, and (f) effectively mitigate energy price risks.

     TXU Energy has invested heavily in customer related infrastructure to prepare for the market opening. TXU Energy will use its customer relationships, technology operating platforms, marketing, customer service operations and customer loyalty to actively compete to retain its initial customer base and to add customers. TXU Energy's retail operation is integrated with the trading operation to manage wholesale commodity counterparty credit, energy supply and commodity risks for the retail operations effectively.

     TXU Energy expects to have adequate power capacity to supply its price-to-beat customers from its power generation fleet, contracted power and third party projects under construction or in operation. In 2001, net capability was 23,776 MW (including 2,859 MW of firm purchased capability) compared to a firm peak load of 20,978 MW (including 999 MW of interruptible load) that occurred on July 27, 2001. Peak load in 2001 for the historical service territory decreased 2.1% from the prior year, primarily due to more normal summer weather than in the prior year.

     TXU Energy's retail operation, in its role as the marketing arm of the TXU Energy business portfolio, plans to expand its retail presence in other US regions where markets are open and favorable to competition. Scalable platforms and market knowledge have been developed across TXU Energy to achieve this objective. TXU Energy is currently one of the largest competitive retail providers of natural gas in upstate New York and expects to extend its presence in the Northeast and other areas through direct marketing and alliances with businesses having existing customer bases.

     TXU Energy is one of the largest providers of energy services for large commercial and industrial customers in the US. TXU Energy offers an integrated portfolio of energy supply products and services to these customers. Services include electricity infrastructure financing and management, energy information, management of energy consumption and billing and energy technology development and integration. Activities include energy equipment design, procurement and construction, energy monitoring, measurement and verification, energy supply and price risk management and ongoing operation and maintenance of energy infrastructure. With market opening, existing customer loyalty and strong brand should enable TXU Energy to further market value-added products and services to all classes of customers.

     Market segmentation and analysis has been performed to enable TXU Energy to retain and acquire high/medium value customers in its customer portfolio. TXU Energy expects that retail customers will have a significantly different credit profile than that associated with a traditional, required-to-serve, utility customer. As such, TXU Energy is prepared to more aggressively manage the different level of customer credit risk.

     TXU Energy also will be the POLR for residential and small business customers in all areas of ERCOT where customer choice is available, except in its historical service area prior to deregulation, and for industrial customers in all areas of ERCOT, including its historical service areas. The POLR in Texas is a service that is awarded by the Commission by competitive bid. TXU Energy bid for and was awarded the contract to provide this POLR service for one six-month term at a fixed price (with the option to renew for one additional six-month term at prices set by the Commission).

COMPETITION

     The 1999 Restructuring Legislation restructured the electric utility industry in Texas. See US Electric Restructuring above for a discussion of the impact this will have on competition.

     Federal legislation such as the Public Utility Regulatory Policy Act of 1978 (PURPA) and the Energy Policy Act, as well as initiatives in various states, encourage wholesale competition among electric utility and non-utility power producers. Together with increasing customer demand for lower priced electricity and other energy services, these measures have accelerated the industry's movement toward a more competitive pricing and cost structure.

     The Energy Policy Act addresses a wide range of energy issues and is intended to increase competition in electric generation and broaden access to electric transmission systems. In addition, the Public Utility Regulatory Act
(PURA) impacts the Commission and its regulatory practices and encourages increased competition in the wholesale electric utility industry in Texas. Although TXU Corp. is unable to predict the ultimate impact of these and any other related regulations or legislation on the operations of TXU Energy and Oncor, it believes that such actions are consistent with the trend toward increased competition in the energy industry in Texas.

     As legislative, regulatory, economic and technological changes occur, the energy and utility industries are faced with increasing pressure to become more competitive while adhering to certain continued regulatory requirements. The level of competition is affected by a number of variables, including price, reliability of service, the cost of energy alternatives, new technologies and governmental regulations.

     As a result of the shift in emphasis toward greater competition, there is increasing pressure on energy services companies to reduce costs, including the cost of power, and tailor energy services to the specific needs of customers. Such competitive pressures among electric utility and non-utility power producers could result in the loss of some retail energy services customers and in opportunities to add new customers. TXU Energy intends to aggressively manage its operating costs and capital expenditures and plans to develop and implement strategies designed to provide success in an increasingly competitive environment.

     With the opening of competition in Texas, new entrants have installed or plan to install new capacity. New gas-fired capacity is generally more efficient to operate than existing gas/oil-fired capacity due to advances in operating efficiencies and other technological advances. However, base-load nuclear, lignite and coal plants have lower variable production costs than even new gas-fired plants at current annual average market gas prices. Due to the higher variable operating and fuel costs of its gas/oil-fired units, as compared to its lignite/coal and nuclear units, production from TXU Energy's gas/oil units will be more susceptible to being displaced by the more efficient units being constructed. This positions TXU Energy's gas/oil units to run during intermediate and peak load periods when prices are higher and provides more options for energy trading and hedging activities. While ERCOT reports that there is over 43,700 MW of proposed new plant capacity in the ERCOT region, TXU Energy believes actual new plant capacity will be significantly less. Further, it is unable to predict when or if any of TXU Energy's plants might become uneconomical to operate in competition with any new ERCOT, capacity.

     TXU Energy believes that the ERCOT region presents an attractive competitive electric service market due to the following factors:

     . gas-fired plants are expected to set the price of generation during a substantial portion of the year, providing an opportunity for its nuclear and lignite/coal units to benefit from their fuel cost advantages;
     . peak load growth has averaged 4.7% per year and average load growth has averaged 4.4% per year during 1997 - 2000;
     . it is a sizeable market with over 57 GW of peak demand and 33 GW of average demand;
     .    there is no mandatory pool structure; and
     . TXU Energy's plants are largely located in ERCOT, which has limited import capabilities.

     The wholesale power industry has numerous competitors, some of which may have more operating experience, more acquisition and development experience, larger staffs and/or greater financial resources than TXU Energy. Many competitors are seeking attractive opportunities to acquire or develop power generation facilities both in the US and abroad. This competition may affect TXU Energy's ability to make investments or acquisitions.

     TXU Energy competes with other energy merchants based on the ability to aggregate supplies at competitive prices from different sources and locations and to efficiently utilize transportation from third-party pipelines and transmission from electric utilities. These operations also compete against other energy marketers on the basis of their relative skills, financial position and access to credit sources. Competition means energy customers, wholesale energy suppliers and transporters may seek financial guarantees and other assurances that their energy contracts will be satisfied. As pricing information becomes increasingly available in the energy trading and marketing business and as deregulation in the electricity markets continues to accelerate, it is anticipated that the power generation, trading and risk management operations of TXU Energy will experience greater competition.

     Customers -- There are no individually significant unaffiliated customers upon which TXU Energy's business or results of operations are highly dependent.

REGULATION AND RATES

     Regulatory Proceedings Affecting Restructuring - See US Electric Restructuring above for a description of the various regulatory proceedings relating to the restructuring of the Texas electric industry and to US Holdings in particular.

     TXU Corp. is a holding company as defined in the Public Utility Holding Company Act of 1935. However, TXU Corp. and all of its subsidiary companies are exempt from the provisions of such Act, except Section 9(a)(2) which relates to the acquisition of securities of public utility companies and Section 33 which relates to the acquisition of foreign (non-US) utility companies.

     TXU Energy is subject to various federal, state and local regulations. (See discussion below and Environmental Matters.)

     TXU Energy is an exempt wholesale generator under the Federal Power Act and is subject to the jurisdiction of the Nuclear Regulatory Commission (NRC) with respect to nuclear power plants. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such plants to continuing review and regulation. TXU Energy also holds a power marketer license from the Federal Energy Regulatory Commission (FERC).

                           US ENERGY DELIVERY SEGMENT

     US Energy Delivery consists of the transmission and distribution operations included in the reported historical results of the former US Electric segment and the operations included in the reported historical results of the former US Gas segment.

Electric Delivery

     Electric Transmission -- Oncor is a member of ERCOT, an intrastate network of investor-owned entities, cooperatives, public entities, non-utility generators and power marketers. ERCOT is the regional reliability coordinating organization for member electric power systems in Texas, the Independent System Operator (ISO) of the interconnected transmission system of those systems, and is responsible for ensuring equal access to transmission service by all wholesale market participants in the ERCOT region. The transmission unit of Oncor has the flexibility to adapt to changing market and regulatory forces.

     The transmission business provides non-discriminatory wholesale open access to Oncor's transmission facilities through business practices consistent with the standard of conduct rules enacted by the Commission. The transmission system transverses almost 200,000 square miles of Texas and consists of over 14,000 circuit miles of transmission line and over 900 substations.

     The transmission business supports the operation of the ERCOT ISO and all ERCOT members, as well as Oncor's responsibilities and obligations to TXU Energy's wholesale and retail customers. The transmission business has planning, design, construction, operation and maintenance responsibility for the transmission grid and for the load serving substations. The transmission business is participating with the ISO and other ERCOT utilities to plan, design and obtain regulatory approval for and construct new transmission lines necessary to increase bulk power transfer capability and to remove existing limitations on the ERCOT transmission grid.

     Services are provided under tariffs approved by the Commission and the FERC. Transmission service offers the use of the transmission system for delivery of power over facilities operating at 60,000 volts and above. Transformation service offers the use of substation assets to transform voltage to below 60,000 volts. Other services offered by the transmission business include: system impact studies, facilities studies and maintenance of substations and transmission lines owned by other parties.

     The principal generating facilities of TXU Energy and load centers of Oncor are connected by 4,698 circuit miles of 345-kilovolt (kV) transmission lines and 9,859 circuit miles of 138- and 69-kV transmission lines.

     Oncor is connected by eight 345-kV lines to Reliant Energy Inc.; by three 345-kV, eight 138-kV and nine 69-kV lines to American Electric Power Company; by two 345-kV and eight 138-kV lines to the Lower Colorado River Authority; by four 345-kV and nine 138-kV lines to the Texas Municipal Power Agency; by one asynchronous High Voltage Direct Current interconnection to American Electric Power Company; and at several points with smaller systems operating wholly within Texas.

     Electric Distribution -- The Oncor distribution system supplies electricity to over 2.7 million customers (including 2.4 million residential customers and 350,000 commercial and industrial businesses). The electric distribution business consists of the ownership, management, construction, maintenance and operation of the distribution network within Oncor's certificated service area. The number of Oncor's distribution system customers has been growing an average of more than 2% a year.

     The 2.7 million formerly regulated electricity customers are free to choose from REP's who compete for their business. However, the REP's are now Oncor's customers. The changed character of customers, however, does not mean that delivering dependable energy is any less critical to Oncor's success. Service quality and reliability are of paramount importance to retail providers, their customers, and Oncor. Oncor intends to continue to build on its inherited tradition of low cost and high performance.

     Oncor's distribution network receives electricity from the transmission grid through power distribution substations and distributes electricity to end users and wholesale customers through 2,863 distribution feeders.

     The Oncor distribution network consists of 54,873 miles of overhead primary conductors, 22,102 miles of overhead secondary and street light conductors, 11,624 miles of underground primary conductors and 6,864 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

     Most of Oncor's T&D lines have been constructed over lands of others pursuant to easements or along public highways and streets as permitted by law. The T&D networks of Oncor are subject to the lien of Oncor's mortgage and deed of trust.

     Other -- Oncor Utility Solutions (North America) Company, a new company that offers unregulated utility asset management services for cooperatives, municipally owned and investor-owned utilities throughout North America, was launched in August 2001. The new business intends to use existing economies of scale, asset management processes and personnel to provide cost savings and/or reliability improvement to client network systems.

COMPETITION - Electric Delivery

     Open-Access Transmission -- At the federal level, FERC Order No. 888 requires all FERC-jurisdictional electric public utilities to offer third parties wholesale transmission services under an open-access tariff.

     On January 3, 2002, the Supreme Court of Texas issued a mandate affirming the judgment of the Court of Appeals which held that the pricing provisions of the Commission's open access wholesale transmission rules, which had mandated the use of a particular rate setting methodology, were invalid because they exceeded the statutory authority of the Commission. On January 10, 2002, Reliant Energy Incorporated, and the City Public Service Board of San Antonio each filed lawsuits in the Travis County, Texas District Court against the Commission and each of the entities to whom they had made payments for transmission service under the invalidated pricing rules for the period January 1, 1997 through August 31, 1999 seeking declaratory orders that, as a result of the application of the invalid pricing rules, the defendants owe unspecified amounts. US Holdings and TXU SESCO Company are named defendants in both suits. US Holdings is unable to predict the outcome of this litigation.

     Customers -- There are no individually significant unaffiliated customers upon which Oncor's business or results of operations are highly dependent.

REGULATION AND RATES - Electric Delivery

     Regulatory Proceedings Affecting Restructuring -- See US Electric Restructuring above for a description of the various regulatory proceedings relating to the restructuring of the Texas electric industry.

     Oncor is subject to various federal, state and local regulations. (See discussion below and Environmental Matters.) Oncor believes that it is not a public utility as defined in the Federal Power Act and has been advised by its counsel that it is not subject to general regulation under such Act.

     The Commission has original jurisdiction over transmission rates and services and over distribution rates and services in unincorporated areas and those municipalities that have ceded original jurisdiction to the Commission and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, PURA has prohibited the collection of any rates or charges by a public utility that does not have the prior approval of the Commission. Beginning January 1, 2002, the regulatory jurisdiction of the Commission and municipalities is affected by the 1999 Restructuring Legislation which, among other things, altered regulatory oversight over unbundled utility affiliates serving in Texas as power generation companies and REPS, such as TXU Energy. A result of both the 1999 Restructuring Legislation, and the growth of TXU Corp. system operations outside Texas, is that a smaller portion of the TXU Corp. system operations are now subject to comprehensive rate regulation by Texas regulatory authorities.

Gas Delivery

                                                                  2001     2000     1999
                                                                  ----     ----     ----
SALES VOLUMES
   Gas distribution (Billion cubic feet - Bcf):
     Residential ...............................................     84       83       68
     Commercial ................................................     53       51       45
     Industrial and electric generation ........................      7        4        4
                                                                  -----    -----    -----
         Total gas distribution ................................    144      138      117
                                                                  =====    =====    =====

   Pipeline transportation (Bcf) ...............................    546      601      551

GAS DISTRIBUTION CUSTOMERS
   (end of year - in thousands) ................................  1,447    1,438    1,407

HEATING DEGREE DAYS (% of normal) ..............................     98%      95%      70%

     Service Area -- TXU Lone Star Pipeline, a partially rate-regulated division of TXU Gas, owns and operates interconnected natural gas transmission lines, six underground storage reservoirs, 23 compressor stations and related properties, all within Texas. With a system consisting of approximately 7,200 miles of transmission and gathering pipelines in Texas, TXU Lone Star Pipeline is one of the largest pipelines in the US. Through these facilities, it transports natural gas to distribution systems of TXU Gas Distribution, a division of TXU Gas, and other customers. Rates for the services provided to TXU Gas Distribution are regulated by the Railroad Commission of Texas (RRC), while rates for services to other customers are generally established by competitively negotiated contracts. The gas transmission and distribution lines of TXU Gas Distribution and TXU Lone Star Pipeline have been constructed over lands of others pursuant to easements or along public highways and streets as permitted by law.

     TXU Gas Distribution provides service through over 25,900 miles of distribution mains. Through these facilities, it purchases, distributes and sells natural gas to over 1.4 million residential, commercial and industrial customers in approximately 540 cities and towns, including the 11-county Dallas-Fort Worth Metroplex. TXU Gas Distribution also transports natural gas to end users within its distribution system as market opportunities allow. The distribution service rates that TXU Gas Distribution charges its residential and commercial customers are established by the municipal governments of the cities and towns served with the RRC having appellate jurisdiction. The majority of TXU Gas Distribution's residential and commercial gas customers use natural gas for heating, and their needs are directly affected by the mildness or severity of the heating season. Weather normalization, adjustments which allow rates to be adjusted to reflect warmer or colder than normal weather during the winter months, have been approved by 419 cities served by TXU Gas Distribution. TXU Gas Distribution has filed applications to terminate these adjustments, but cannot predict the outcome of these proceedings. Sales to electric generation customers are affected by the mildness or severity of both cooling and heating seasons.

     Gas Distribution Peaking -- TXU Gas Distribution estimates its peak-day availability of natural gas supply from its long-term contracts, short-term contracts and withdrawals from underground storage to be in excess of 2.2 Bcf. Daily spot contracts raise this availability level to meet additional peak-day needs.

     During 2001, the average daily demand of TXU Gas Distribution's residential and commercial customers was 0.4 Bcf. TXU Gas Distribution's peak-day demand in 2001 was on January 2, when the arithmetic-mean temperature was 27 degrees Fahrenheit and sales to its customers reached 1.9 Bcf.

     Gas Supply -- TXU Gas Distribution's natural gas supply consists of contracts for the purchase of specific reserves, contracts not related to specific reserves or fields, and natural gas in storage. The total planned natural gas supply as of January 1, 2002 is 148 Bcf, which is approximately equal to TXU Gas Distribution's supply during 2001. TXU Gas Distribution has approximately 28 Bcf committed under contracts with specific reserves, 29 Bcf in working gas in storage and 38 Bcf is committed under gas supply contracts not related to specific reserves or fields. In 2001, TXU Gas Distribution's natural gas requirements were purchased from approximately 89 independent producers, marketers and pipeline companies.

      TXU Gas Distribution manages its storage working gas inventory and storage deliverability along with other purchased gas to meet its peak-day requirements. TXU Gas Distribution utilizes the services of five natural gas storage fields owned by TXU Lone Star Pipeline, all of which are located in Texas. These fields have an optimal working gas capacity of more than 37 Bcf and a storage withdrawal deliverability of up to 1.2 Bcf per day. A sixth natural gas storage field currently is being depleted for possible abandonment.

      TXU Gas Distribution has historically maintained a contractual right to curtail individual load, which is designed to achieve the highest load factor possible in the use of the pipeline system while ensuring continuous and uninterrupted service to residential and commercial customers. Under the program, industrial customers negotiate their own rates and relative priorities of service. Interruptible service contracts include the right to curtail gas deliveries up to 100% according to a priority plan. The last curtailment for TXU Gas Distribution occurred in 1990 and lasted only 30 hours.

      Estimates of natural gas supplies and reserves are not necessarily indicative of TXU Gas Distribution's ability to meet current or anticipated market demands or immediate delivery requirements because of factors such as the physical limitations of gathering and transmission systems, the duration and severity of cold weather, the availability of gas reserves from its suppliers, the ability to purchase additional supplies on a short-term basis and actions by federal and state regulatory authorities. Curtailment rights provide TXU Gas Distribution flexibility to meet the human-needs requirements of its customers on a firm basis. Priority allocations and price limitations imposed by federal and state regulatory agencies, as well as other factors beyond the control of TXU Gas Distribution, may affect its ability to meet the demands of its customers.

      TXU Gas Distribution buys natural gas under long-term and short-term intrastate contracts in order to ensure reliable supply to its customers. Many of these contracts require minimum purchases of gas. The estimated natural gas demand, which assumes normal weather conditions, significantly exceeds the minimum purchase obligations of these contracts for the year 2002 and thereafter.

      The TXU Gas Distribution supply program is designed to contract for new supplies of natural gas and to recontract targeted expiring sources. In addition to being heavily concentrated in the established natural gas-producing areas of central, northern and eastern Texas, TXU Lone Star Pipeline's intrastate pipeline system also extends into or near the major producing areas of the Texas Gulf Coast and the Delaware and Val Verde Basins of West Texas. Nine basins located in Texas are estimated to contain a substantial portion of the nation's remaining onshore natural gas reserves. TXU Lone Star Pipeline's pipeline system provides access to all of these basins. TXU Lone Star Pipeline is well situated to receive large volumes into its system at the major hubs, such as Katy and Waha, as well as from storage facilities where TXU Gas Distribution maintains high delivery capabilities.

COMPETITION- Gas Delivery

      Customer sensitivity to energy prices and the availability of competitively priced natural gas in the unregulated markets continue to cause competition in the electric generation and industrial user markets. Natural gas faces varying degrees of competition from electricity, coal, natural gas liquids, oil and other refined products throughout TXU Gas Distribution's service territory. Pipeline systems of other companies, both intrastate and interstate, extend into or through the areas in which TXU Gas Distribution's markets are located, creating competition from other sellers of natural gas. As developments in the energy industry point to a continuation of these competitive pressures, TXU Gas Distribution intends to maintain its focus on customer service and the creation of new services for its customers in order to remain its customers' supplier of choice.

      TXU Lone Star Pipeline is the sole transporter of natural gas to TXU Gas Distribution's distribution systems. TXU Lone Star Pipeline competes with other pipelines in Texas to transport natural gas to new and existing industrial and power generation facilities as well as off-system markets. These businesses are highly competitive.

      Open Access- Transmission -- TXU Lone Star Pipeline has been an open access transporter under Section 311 of the Natural Gas Policy Act of 1978
(NGPA) on its intrastate transmission facilities since July 1988. Such transportation is performed pursuant to Section 311(a)(2) of the NGPA and is subject to an exemption from the jurisdiction of the FERC under the Natural Gas Act, pursuant to Section 601 of the NGPA.

      Customers -- There are no individually significant unaffiliated customers upon which the segment's business or results of operations are highly dependent.

REGULATION AND RATES - Gas Delivery

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

      The city gate rate for the cost of natural gas TXU Gas Distribution ultimately delivers to residential and commercial customers is established by the RRC and provides for full recovery of the actual cost of gas delivered, including out-of-period costs such as gas purchase contract settlement costs. The distribution service rates TXU Gas Distribution charges its residential and commercial customers are established by the municipal governments of the cities and towns served, with the RRC having appellate jurisdiction.

      TXU Gas Distribution employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to $26.8 million in annualized revenue increases, exclusive of changes in gas costs, was granted in 2001 in addition to $19.8 million granted in 2000 and $7.5 million granted in 1999. Weather normalization adjustment clauses have been approved by the various cities served by TXU Gas Distribution. These clauses allow rates to be adjusted to reflect the impact of warmer or colder than normal weather during the winter months. TXU Gas has filed applications to terminate these adjustments, but cannot predict the outcome of these proceedings.

      On March 1, 2002, TXU Gas Distribution filed a new rate proceeding for the Dallas Distribution System and for the North Texas Metroplex Distribution System. These two filings, encompassing 111 cities in the Dallas-Fort Worth Metroplex, seek additional revenues of approximately $53 million over present rate revenues. TXU Gas cannot predict the outcome of these proceedings.

      TXU Gas Distribution's sales to industrial customers are provided under rates reflected in standard rate schedules and contracts. Transportation services to industrial and electric generation customers are provided under competitively negotiated contracts. Industrial customers also have standard rate schedules for transportation services. Regulatory authorities in Texas have jurisdiction to revise, review and regulate rates to industrial and electric generation customers but, historically, have not actively exercised this jurisdiction because of the existing competitive market. Sales contracts with these customers permit automatic adjustment on a monthly basis for the full amount of increases or decreases in the cost of natural gas.

      TXU Gas Distribution filed gas cost reconciliations covering periods between November 1997 and June 30, 2001 with the RRC. As part of this filing, TXU Gas Distribution is seeking to recover $31.3 million of under-recovered gas costs.

                          INTERNATIONAL ENERGY SEGMENT

International Energy consists of the operations included in the reported historical results of the former Europe and Australia segments.

EUROPE

      European operations are engaged in electricity generation, purchase, distribution, retail marketing and sale of energy (electricity and natural gas) and wholesale trading of energy in the UK and continental Europe.

                                                     2001       2000       1999
SALES VOLUMES

    Electric (Gigawatt-hours - GWh)
        Industrial and commercial .............     28,510     22,586     19,698
        Residential ...........................     21,640     17,263     16,726
                                                    ------     ------     ------
              Total electric ..................     50,150     39,849     36,424
                                                    ======     ======     ======

   Electricity Distribution (GWh) .............     34,390     33,393     33,120

   Gas (Billion cubic feet - Bcf)
        Industrial and commercial .............         57         57         77
        Residential ...........................         86         58         49
                                                    ------     ------     ------
               Total gas ......................        143        115        126
                                                    ======     ======     ======

CUSTOMERS (end of year - in thousands)
        Electric ..............................      4,395      4,358      2,931
        Gas ...................................      1,273      1,127        805

      Throughout England and Wales, electricity generation plants, together with the transmission and distribution systems, constitute a single integrated network. Prior to March 2001, almost all electricity generated in England and Wales was sold to and purchased from the wholesale trading market for electricity, commonly known as the Pool.

      New Electricity Trading Arrangements (NETA) -- NETA was implemented in the UK on March 27, 2001, replacing the Pool arrangements for wholesale electricity trading. NETA provides those companies wishing to buy and sell electricity the freedom to enter into directly negotiated contracts instead of having to trade through the Pool. Under the new arrangements, bulk electricity is traded through a variety of bilateral and physical contracts. Market participants include not only generators and suppliers but also traders, such as energy wholesalers, with physical positions. Accordingly, implementation of NETA has eliminated the Pool.

      Retail and wholesale electricity and gas markets in the UK are now fully open to competition, where customers are free to choose their energy providers. The competition in the UK and further deregulation in continental European markets allows TXU Europe to use a portfolio management business model. Under this model, TXU Europe manages its portfolio of generation assets, contracts and customer relationships as a single integrated energy business.

      On January 18, 2002, TXU Europe completed the sale of its UK electricity distribution business, and its 50 percent interest in 24seven to London Electricity Group plc (LE Group). The distribution business sold by TXU Europe is the largest in the UK and consists of the assets and wires that deliver electricity through a 90,000 kilometer network in East Anglia and southeast England. 24seven, the former joint venture between TXU Europe and LE Group, operated and maintained the distribution network.

Energy Retail

      TXU Europe has integrated its electricity and gas retailing operations into a single energy business. The electricity retailing business involves the sale to customers of electricity that is provided from its own generation or through contracts with third parties. Market price risk is managed on behalf of the retail business by TXU Europe's trading operation. The energy business is charged a regulated price by transmission and distribution companies for the physical delivery of electricity.

      TXU Europe supplies electricity to customers in almost all sectors of the UK and is one of the largest retailers of both electricity and natural gas in England and Wales. TXU Europe primarily serves markets in the east and northwest (formerly the Norweb Energi supply area) of England. At December 31, 2001, TXU Europe supplied electricity and gas to approximately 5.7 million customers. Industrial and commercial customers accounted for approximately 43% of TXU Europe's retail electricity sales revenues. Until September 2001, TXU Europe sold electricity and natural gas principally under the brand names of Eastern Energy and Norweb Energi. From that date, a sole principal brand, TXU Energi, was adopted.

      In May 2001, Stadtwerke Kiel AG (Kiel AG), an indirectly owned subsidiary of TXU Europe acquired in January 2001, acquired Ares Energie Direkt GmbH
(Ares), an electricity retailer based in Berlin, Germany with 110,000 customers at the date of acquisition. As of December 31, 2001, Kiel AG had 250,000 customers and Ares had 200,000 customers.

      In August 2000, TXU Europe contracted its customer service functions to Vertex Data Services Limited to take advantage of their lower customer service charges while ensuring customers continue to receive quality service.

      TXU Europe Group is seeking new ways to access the energy markets and to form more partnerships with the objective of reducing costs, improving access to customers and customer retention as well as capitalizing on emerging new markets. For example, TXU Europe is involved in a joint marketing venture with Tesco, the leading food retailer in the UK. Under the Tesco Clubcard program, participants receive points, which they can use towards various special offers, based upon the amount they spend on electricity or gas with TXU Energi. At December 31, 2001, the program had more than 1.2 million participants. A further example is TXU Europe's Staywarm program. This innovative product is targeted at low income residential customers who benefit from fixed payments based on estimated size of household and consumption. At December 31, 2001 Staywarm had 275,000 customer accounts.

      On March 1, 2002, TXU Europe announced the acquisition of the UK energy retail and trading business of Amerada Hess in a transaction that will bring 400,000 domestic energy and telecommunication accounts to TXU Europe. The $165 million acquisition also includes a 63 billion cubic feet (Bcf) small business and commercial and industrial gas supply operation in the UK as well as wholesale gas marketing operations. This part of the business provides market access for approximately 11 independent producers, accounting for about 4 percent of the UK's daily gas production.

Power Generation Facilities

      Following a review of its energy portfolio and in particular its UK generating portfolio, during 2001 TXU Europe sold its 1,000 MW coal-fired Rugeley generation plant in the UK to International Power; transferred the leases of its 380 MW Peterborough and 325 MW King's Lynn gas-fired generation plants in the UK to Centrica through a series of leasing arrangements; and, sold its 2,000 MW coal-fired West Burton generation plant to LE Group. This is in line with TXU Europe's flexible portfolio management strategy. In connection with the West Burton sale, LE Group will assume responsibility for the completion of the installation of a flue gas desulphurization plant at the site already underway and has reimbursed TXU Europe for costs incurred to date.

      As a result of the repositioning of its power generation fleet, TXU Europe's share of total UK generating capacity is approximately 3.2% at December 31, 2001. It currently owns, operates or has an interest in six generation plants in the UK with a combined installed generating capacity of 3,072 MW. TXU Europe also owns Nedalo (UK) Limited, the largest supplier of small electrical combined heat and power plants in the UK, which are those with generating capacity of less than 1.5 MW.

      TXU Europe's current power generation portfolio is predominately a mix of combined cycle gas turbine and coal-fired plants. It represents both plants which run throughout most of the year and plants which run only during periods of high demand. TXU Europe's power generation portfolio provides flexibility in managing the price and volume risks of its energy contracts and has enabled TXU Europe to diversify its fuel supply risk.

      TXU Europe purchased the freehold of the Ironbridge generation plant in January 2001. Previously, TXU Europe Group had leased the plant from Innogy (formerly National Power) under a 99-year lease. The lease had been accounted for as a capital lease.

      TXU Europe has leased the land and facilities at the coal-fired Drakelow C and High Marnham generation plants for 99 years, under agreements entered into in July 1996, which are accounted for as operating leases.

      On January 14, 2002, TXU Europe announced it is planning to idle 522 megawatts of power capacity (the 333 MW C12 unit at Drakelow and the 189 MW unit 4 at High Marnham). The idling of these units reflects current market conditions of system overcapacity and low wholesale prices in the UK coupled with unit specific issues of age, efficiency, reliability, maintenance requirements and flexibility under NETA. The reinstatement of these units or the idling of other units may be considered as market conditions change.

      On December 5, 2001, TXU Europe completed the sale of its 84% interest in Teplarny Brno, a district heating and generation company based in Brno, Czech Republic. Following this disposal, TXU Europe has no investments in the Czech Republic.

      TXU Europe has a 51% ownership interest in Kiel AG, a municipal utility in Germany, which has 175 MW of generation capacity.

Other Projects

      In December 1998, TXU Europe began construction of a 215 MW combined heat and power plant to provide heat and power to Shotton Paper on Deeside in the UK. The scheduled completion of the plant has been delayed until the second quarter of 2002.

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

      On April 5, 2001, TXU Europe announced that, through its subsidiary Solway Offshore Limited and in partnership with Offshore Energy Resources Limited, it had prequalified to obtain a lease of two separate, but adjoining, plots of seabed off the Scottish and English coasts, as the first step in the development of a major offshore wind farm. The two companies are working together to develop a planning application for 60 turbines, each with an installed capacity of at least 2 MW.

Portfolio Management/Energy Trading

                                                 2001         2000        1999
                                                 ----         ----        ----
Physical Wholesale Sales (volumes)
          Electricity (GWh) .............      148,160      111,259       78,950
          Gas (Bcf) .....................        1,585        1,060          447

      As the UK energy market has become increasingly competitive, TXU Europe has been a pioneer in the development of the flexible energy portfolio concept. The portfolio is structured to provide maximum flexibility over the long term to enable TXU Europe to continue delivering optimum value. It is designed to meet the hedging needs of TXU Europe's retail operations, but it is continually growing, re-shaping and re-forming to respond to changing market conditions and priorities for risk capital allocation. TXU Europe's entire portfolio, including its generation assets, contractual links and customer relationships, is managed to take full advantage of evolving short-term market conditions and to manage the risks of longer-term movements in value within the components of the energy market.

      In order to help meet the expected needs of its natural gas wholesale and retail customers, and the fuel needs of its power stations, TXU Europe has entered into a variety of gas purchase contracts. As of December 31, 2001, the commitments under long-term purchase contracts amounted to an estimated $945 million, covering periods of up to eight years. Estimated sales commitments, including estimated power station usage at the same date amounted to approximately $4.5 billion covering periods up to eight years.

      TXU Europe also purchases coal, oil and natural gas for its UK generation plants. In February 2001, TXU Europe sold its interest in the North Sea gas fields as part of its efforts to reposition its energy portfolio.

      TXU Europe is also forming various business alliances with European power companies and expects to implement a similar strategy in other parts of continental Europe as markets there open to competition.

      The Central European operations, based in Geneva, trade power and gas on mainland Europe, specifically in the bilateral and over-the-counter (OTC) power markets and exchanges of the Netherlands, Spain, Germany and neighboring markets. The continental gas trading activity is centered primarily at the Zeebrugge hub. The centralization of the trading activity in Geneva ensures that the correlations and arbitrage opportunities between the continental markets are captured and risk is managed efficiently. TXU Europe is one of the main European trading parties, trading (both physical and financial) 402 Terrawatt hours (TWh) equivalent of power and gas in mainland Europe in 2001, compared with a total of 157 TWh equivalent of power and gas traded in 2000. As the markets have only recently begun to liberalize, the structure of the Central European trading portfolio is currently focused on standard trading products, although a range of more complex products are being added to the portfolio.

      TXU Europe has operations in the power generation, trading and retail markets of the Nordic region. TXU Europe trades extensively on the Nordpool exchange, which serves Finland, Norway, Sweden and Denmark from its trading office in Stockholm. TXU Europe traded (both physical and financial) 398 TWh of power in 2001, up from 195 TWh in 2000. TXU Europe has access, through a long-term licensing arrangement, to 137 MW of hydro-electric power generation in Northern Norway. In Finland, TXU Europe owns 80.1% of a consolidated joint venture company called TXU Nordic Energy Oy, the remaining 19.9% being held by Powest Oy, Finland's second largest electricity generator. TXU Nordic Energy Oy is entitled to the output from approximately 584 MW of Powest's thermal generating capacity. Further, as part of a consortium which has acquired approximately 190 MW of generating capacity in the Finnish company, Etela-Pohjanmaan Oy, TXU Nordic Energy Oy is entitled to annual output of approximately 60 MW.

      TXU Europe has a 40% investment in Atro Oyj, a regional electricity distributor in central Finland. On February 12, 2002, TXU Europe increased its holding in Atro Oyj to 45% following the exercise of a put option by municipalities holding 5.13% of the shares. The remaining interest in Atro Oyj is currently owned by 29 local municipalities. There are put options exercisable by the municipalities which if exercised would automatically give TXU Europe a controlling interest. The purchase was part of TXU Europe's overall strategy to manage a flexible Nordic energy portfolio and to develop TXU Europe's Nordic businesses working with local partners.

      In April 2001, TXU Europe sold its 19.2% interest in Hidroelectrica del Cantabrico, SA, an energy company in Spain. On December 28, 2001, TXU Europe acquired a 40% interest in a holding company developing a 100 MW wind farm project in Aragon, Spain.

COMPETITION- Europe

      Electricity Retailing -- TXU Europe is an active participant in the competitive industrial and commercial UK electricity market. TXU Europe estimates that this represents a market size of approximately $9 billion per year. TXU Europe competes in the competitive market on the basis of the quality of its customer service and by competitive pricing and as of December 31, 2001, TXU Europe's market share by volume was 17%.

      Competition has now been fully introduced for customers in all areas and energy markets of the UK. TXU Europe competes nationally for residential and small business customers and, by December 31, 2001, it was supplying 465,000 customers outside its principal geographical markets in the east and north west of England, an increase of 176,000 during 2001. One of the major competitors in TXU Europe's traditional service area is Centrica plc (trading as British Gas), which has a substantial presence in markets nationwide through its existing gas customer base.

      Natural Gas Retailing -- As a result of UK government action in recent years, the UK retail gas supply market is open to competition. As of December 31, 2001, TXU Europe supplied gas to approximately 1.2 million residential and small business customers. TXU Europe also supplied gas to approximately 35,000 industrial and commercial customers. This represents a market share of approximately 6%, by volume of gas delivered to all customers. TXU Europe's main competitors are Centrica plc and the gas marketing arms of some major oil companies. Further competition is provided by a number of other electricity companies and smaller gas suppliers that are independent of the major oil companies, each of which has a minor presence in the market.

      Customers -- There are no individually significant unaffiliated customers upon which the segment's business or results of operations are highly dependent.

REGULATION AND RATES - Europe

      The electricity and natural gas supply industries in the UK, including TXU Europe, are subject to regulation under various UK and European Union (EU) legislation including competition and environmental. Differing regulatory arrangements exists in the countries of Continental Europe in which TXU Europe operates, although all countries in the European Union are governed by the requirement of the EU directives covering the liberalization of European energy markets. TXU Europe's natural gas supply business is not subject to price regulation. TXU Europe has all of the necessary franchises, licenses and certificates required to enable it to conduct its businesses.

      Under the UK Utilities Act 2000, the regulators of gas and electricity markets are combined into a single regulatory body, the Gas and Electricity Markets Authority (the Authority), which will consist of a Chairman and Members appointed by the Secretary of State for Trade and Industry, and is supported by the Office of Gas and Electricity Markets (OFGEM).

      The UK Utilities Act 2000 made changes to the electricity and gas licensing framework, but for the most part license obligations were carried over unchanged from the old framework.

      Electricity Retailing -- Subject to specific exceptions, retail suppliers of electricity in the UK are required to have an electricity supply license. License holders are required by the terms of their license to provide a supply of electricity upon request to any premises in their authorized area, except in specified circumstances. Each electricity supply license holder is subject to various obligations. These include prohibitions on cross-subsidies among its various regulated businesses and discrimination in respect to the supply of customers. Although the electricity and gas markets in the UK are now fully open to competition, there are certain price restrictions on allowable rates that may be charged and other price restrictions for electricity supply businesses. OFGEM has announced that these restrictions, which currently effect TXU Europe's electricity supply business, will be removed in April 2002.

      On August 3, 2000, TXU Europe acquired the retail supply business interests of Norweb plc, (Norweb). The agreement for the purchase of Norweb included the eventual transfer of the Norweb plc Public Electricity Supply license-area customers (franchise or "in area" customers) and the transfer of Norweb's interest in power purchase agreements to TXU Europe. Norweb public electricity supply customers were transferred to TXU Europe on October 1, 2001 following implementation of the Utilities Act. All of Norweb's "out-of-area" electricity and all gas customers were transferred to TXU Europe on August 3, 2000.

      Gas Supply -- The natural gas supply activities of TXU Europe are principally regulated by the Authority under the UK Gas Act 1986 (as amended) and by the conditions of TXU Europe's gas licenses. Subsidiaries of TXU Europe currently hold a gas supplier's license and gas shippers' licenses. TXU Europe's natural gas supply business is not subject to price regulation.

      Generation -- Unless covered by an exemption, all electricity generators operating a plant in the UK are required to have a generation license. The conditions previously attached to generation licenses in England and Wales required the holder, among other things, to be a member of the Pool and to submit the output of the station's generating units for central dispatch. Following the implementation of the Utilities Act 2000, these conditions were modified to require compliance with the new Balancing and Settlement Code and to require co-operation with the transition to NETA. In addition, the restriction on the amount of generation capacity that can be owned or operated by the successor companies to the old license holders will be removed. Failure to comply with a license condition may subject the licensee to a variety of sanctions, including enforcement action by OFGEM through fines, and, where enforcement action is not complied with, license revocation.

      Energy Trading -- The regulation of energy derivatives trading in the UK has undergone significant change following the introduction of the Financial Services and Markets Act 2000, which became effective on December 1, 2001. TXU Europe's trading operation has gained authorization from the Financial Services Authority to deal in energy investments (futures, swaps and options) as agent on behalf of TXU Europe.

AUSTRALIA

      Australian operations are engaged in the purchase, distribution and retailing of electricity and natural gas, the generation of electricity, the storage of natural gas and wholesale energy trading and risk management, primarily in the States of Victoria and South Australia.

                                                          2001    2000     1999*
                                                          -----   -----    -----
SALES VOLUMES

    Electric (gigawatt-hours - GWh)
          Residential .................................   2,646   2,700    2,543
          Commercial and industrial ...................   2,705   2,680    2,966
                                                          -----   -----    -----
              Total electric ..........................   5,351   5,380    5,509
                                                          =====   =====    =====

    Gas (billion cubic feet - Bcf)
         Residential ..................................      16      20       19
         Commercial, industrial and electric generation      50      44       32
                                                          -----   -----    -----
              Total gas ...............................      66      64       51
                                                          =====   =====    =====
CUSTOMERS (end of year - in thousands)
      Electric ........................................     533     517      511
      Gas .............................................     427     419      410

*Volumes include TXU Australia Gas from date of acquisition on February 24, 1999.

Distribution Networks

      The electricity and gas distribution networks business distributes electricity to 530,000 supply points in the eastern suburbs of Melbourne and in rural areas in eastern Victoria, and natural gas to 450,000 supply points located in the western suburbs of Melbourne and in rural towns in western Victoria.

      Electricity -- TXU Australia is the holder of an electricity distribution license, which provides a right to distribute electricity within a defined geographical area in accordance with a set of conditions that attach to the license.

      TXU Australia's distribution network is comprised primarily of sub-transmission and distribution assets. It owns no transmission facilities. The network is interconnected with an intrastate power network, comprised of the operator of the transmission system, and each of the other distribution companies within Victoria. TXU Australia has entered into distribution system agreements with each of the distribution businesses which share the boundaries of its distribution area to provide for wheeling of electricity on behalf of those distribution businesses and for the reciprocal provision of other distribution services.

      TXU Australia's distribution area covers approximately 31,000 square miles from the outer eastern metropolitan suburbs of Melbourne to the eastern coastal areas of Victoria and north to the New South Wales border and has a population of approximately 1.2 million. The distribution service territory encompasses three of the four fastest-growing suburban areas in Melbourne, Australia's second-largest city. Almost 60 percent of TXU Australia's customers live in suburban Melbourne. The region accounts for approximately 28% of Victoria's population and approximately 35% of its total territory. The distribution network consists of approximately 26,000 miles of distribution lines.

      Gas -- TXU Australia is the holder of a gas distribution license, which provides a right to distribute gas within a defined geographical area in accordance with a set of conditions that attach to the license. TXU Australia's gas distribution operation charges retailers (including its retail operation) tariffs for providing distribution services. The distribution network includes approximately 5,000 miles of pipelines over approximately 800 square miles in its territory.

Retail

      Electricity -- TXU Australia has retailing licenses to sell electricity to contestable customers (those subject to competition) in Victoria, New South Wales, Queensland, South Australia and the Australian Capital Territory. TXU Australia also holds an exclusive franchise to sell electricity to retail customers with electricity loads of less than 40 MWh/year within the same geographic area of Victoria as its distribution license.

      Gas -- TXU Australia has a retail license, which gives it the exclusive right to supply gas to approximately 427,000 non-contestable customers in its geographic agency area, as agent for GASCOR. Its license also gives it the right to supply gas to any customer in Victoria after contestability. The Victorian Government has set a staggered timetable, by which different classes of customers become contestable. It is expected that the market will become fully contestable by October 1, 2002.

Energy Trading

     The energy trading business manages electricity and gas supplies, including purchasing gas and electricity, generating electricity, trading electricity (both physical and financial contracts) within approved risk limits, managing electricity hedging agreements, and managing gas supplies and storage from TXU Australia's underground gas storage facilities in western Victoria.

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

     TXU Australia purchased certain assets and liabilities of Optima Energy Pty Ltd. in May 2000, including a 100-year lease to operate the gas-powered generation plant, Torrens Island, in South Australia. The output from this plant is sold into the National Electricity Market. Since the commencement of the National Electricity Market, the plant has acted as the marginal generator in South Australia during most of the trading periods.

     TXU Australia has an option agreement with AES Ecogen, which owns 966 MW of gas-fired generation that is typically used during peak periods of demand for electricity in Victoria. The agreement provides TXU Australia with the option to enter into contracts with AES Ecogen that require the exchange of cash for the difference between the amounts specified in the agreement and the then current spot price of electricity. TXU Australia also has an agreement to supply gas to AES Ecogen for 20 years.

     Gas -- Approximately 98% of Victoria's current gas supply of 162 Bcf per annum is sourced from Esso and BHPP. A gas spot market opened in Victoria in April 1999. TXU Australia must specify the injections (volume and price) it is willing to make from its supply sources, and must settle any imbalance between its injections and the demands of its customers with counterparties in the spot market. Because of the dominant volume of the Esso/BHPP supply source, market price volatility has been minimal to date.

     As a result of the acquisition of the Torrens Island generation plant, TXU Australia now purchases over 25 Bcf per annum from producers in South Australia.

     Gas Storage -- TXU Australia owns and operates an underground gas storage facility near Port Campbell in western Victoria. The facility processes raw gas and stores processed gas.

     During the third quarter of 2000, TXU Australia acquired three additional gas fields in the Port Campbell area together with their remaining gas reserves. One of the facilities ceased operations in the third quarter of 2001 and will be closed in early 2002. Gas from these fields is currently processed at the TXU Underground Gas Storage Plant. TXU Gas Storage provides TXU Australia with the strategic advantage of having ready access to an alternative supply of natural gas at times of peak demand.

COMPETITION - Australia

      Electric Retail -- Retail prices for customers whose usage is above 160 MWh/year are subject to competitive forces and are not regulated. Customers who use 40 MWh/year or more have been able to choose their retailer since January 1, 2001, but the government has the power to regulate retail prices for electricity customers with a usage below 160 MWh/year until 2003. TXU Australia and other Victorian retailers have submitted to the government their proposals for price increases. The government has used its reserve powers to regulate retail prices and has approved a price increase for TXU Australia to take effect January 13, 2002. As of January 13, 2002, all customers have the option to choose their retailer. Based on information available from the experience of mass-market competition in other industries and other countries, TXU Australia expects that the competition will be less intense for these smaller customers.

      Gas Retail -- Gas retail customers with loads above 9,200 Mcf/year are currently subject to competition. Customers with loads between 4,600 Mcf/year and 9,200 Mcf/year have been able to choose their retailers since September 1, 2001, and the applicable date for the remaining customers is yet to be confirmed, but currently expected to be October 1, 2002. As with competition in the electric industry, TXU Australia's expectation is that the competition will be less intense for these smaller customers. The incumbent retailers have a significant advantage over new retailers in their long-term supply contracts.

      Customers -- There are no individually significant customers upon which the segment's business or results of operations are highly dependent.

REGULATION AND RATES - Australia

      Gas and Electricity -- Entities operating in the gas and electricity industries in Victoria operate under several legislative acts, regulations and legal documents that form the regulatory framework, which is outlined below.

      Gas Industry Act 2001 and Electricity Industry Act 2000, as amended -- These Acts are the primary legislation governing the reformed gas and electricity industries in Victoria. They complement the national regulatory framework (see National Access Regime below).

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

      The tariffs applying to TXU Australia's gas distribution operation are effective until December 31, 2002, when a new determination of the price path for the following five-year period can be made.

      Essential Services Act 2001 -- This Act establishes the Essential Services Commission (ESC) which subsumes the role of the ORG. The ESC came into effect on January 1, 2002. Simultaneously, the Office of the Regulator-General Act has been repealed and subsumed by this Act.

      Gas Industry -- TXU Australia's gas pipelines are subject to the Gas Pipelines Access Law and the National Third Party Access Code for Natural Gas Pipeline System (National Access Code). However, TXU Australia has an existing access arrangement approved by the ORG. The access arrangement's terms and conditions including tariffs have been approved for the five-year period to December 31, 2002. TXU Australia is required to submit revisions to its access arrangement by March 29, 2002 for the further five-year period commencing from January 1, 2003. The access arrangement provides for distribution services in accordance with the Distribution Code and will charge for these services in accordance with the tariffs set out in the Victorian Gas Industry Tariff Order.

      Electric Industry -- The National Electricity Market is a wholesale market for the sale of electricity that is combined with an open access regime for the use of physical electricity networks within the participating states of Australia. The National Electricity Market currently operates a wholesale electricity pool into which all electricity output from generators within Victoria, New South Wales and South Australia is centrally pooled and scheduled to meet the electricity demand of those States. Each electricity supplier is required to purchase electricity either through a pool or through another supplier who has purchased that electricity from a pool.

      TXU Australia is registered as a market customer for the purposes of the market established under the National Electricity Code, and purchases its power requirements from the National Electricity Market. It manages its risk of exposure to high prices in this market, however, by entering into hedging arrangements with market generators.

                              ENVIRONMENTAL MATTERS
                              ---------------------

US

      TXU Corp. and its US subsidiaries are subject to various federal, state and local regulations dealing with air and water quality and related environmental matters.

      Air -- Under the Texas Clean Air Act, the Texas Natural Resource Conservation Commission (TNRCC) has jurisdiction over the permissible level of air contaminant emissions from and permitting requirements for generating facilities and gas delivery facilities located within the State of Texas. In addition, the new source performance standards of the Environmental Protection Agency (EPA) promulgated under the Federal Clean Air Act, as amended (Clean Air
Act), which have also been adopted by the TNRCC, are applicable to certain generating units. TXU Energy's generating units and TXU Gas' facilities operate in compliance with applicable regulations, permits and emission standards promulgated pursuant to these Acts.

      The Clean Air Act includes provisions which, among other things, place limits on the SO2 emissions produced by generating units. In addition to the new source performance standards applicable to SO2, the Clean Air Act required that fossil-fueled plants meet certain SO2 emission allowances and NOx emission rates. TXU Energy's generating units meet the SO2 allowance requirements and NOx emission rates.

      To meet these SO2 requirements, the Clean Air Act provides for the annual allocation of SO2 emission allowances to utilities. Under the Clean Air Act, utilities are permitted to transfer allowances within their own systems and to buy or sell allowances from or to other utilities. The EPA grants a maximum number of allowances annually based on the amount of emissions from units in operation during the period 1985 through 1987. TXU Energy intends to utilize internal allocation of emission allowances within its system and, if cost effective, may purchase additional emission allowances to enable future electric generating units to meet the requirements of the Clean Air Act.

      In December 2000, the EPA published a notice that it intends to regulate the emissions of hazardous air pollutants, including mercury, from fossil fuel-fired power plants in the future. Regulations on mercury are expected to be proposed in 2003, issued in 2004 and become effective in 2007. TXU Energy is unable to predict the effects of these regulations. In addition, in 1999, the EPA promulgated National Emission Standards for Hazardous Air Pollutants that apply to certain TXU Gas facilities. The EPA has issued rules for regional haze; the impact of these rules is unknown at this time because the TNRCC must implement the regional haze requirements.

      In December 1997, the Conference of the Parties of the United Nations Framework Convention on Climate Change adopted the Kyoto Protocol, which specifies targets and timetables for certain countries to reduce greenhouse gas emissions. The Bush Administration has indicated that the US will not support adoption of the Kyoto Protocol but will address greenhouse gas emissions through a recently announced greenhouse gas emissions policy. TXU Energy is unable to predict the impact, if any, of the Administration proposal or related legislation.

     Major air pollution control provisions of the 1999 Restructuring Legislation require a 50% reduction in NOx emissions from "grandfathered" electric utility generating units and a 25% reduction in SO2 emissions from "grandfathered" electric utility generating units by May 1, 2003. The "grandfathered" units must also obtain permits. This legislation also provides for an "opt-in" of permitted units as an alternative to achieve the same reductions, and recovery of reasonable environmental improvement costs as stranded costs upon approval by the Commission (see Stranded Cost Resolution within US ELECTRIC RESTRUCTURING section above). All permits required by the
       -------------------------
1999 Restructuring Legislation have been applied for and US Holdings has initiated a construction program to install control equipment to achieve the required reductions.

     In 2001, the Texas Clean Air Act was amended to require that "grandfathered" facilities apply for permits. Implementing regulations have not been finalized; however, TXU Energy and Oncor anticipate that the permits can be obtained for their "grandfathered" facilities without significant effects on the costs for operating these facilities.

     The TNRCC has also adopted revisions to its State Implementation Plan (SIP) rules that require an 89% reduction in NOx emissions from electric utility units in the Dallas-Fort Worth ozone non-attainment area and a 51% reduction in NO x emissions from electric utility units in East and Central Texas. The costs of SIP reductions are eligible for recovery as stranded costs provided they satisfy the standards for recovery of environmental improvement costs established by the 1999 Restructuring Legislation provisions (see Stranded Cost Resolution within US ELECTRIC RESTRUCTURING section above). The cost of ------------------------- compliance will be reduced due to emission trading provisions in the rules.

     Estimates for the capital requirements related to the Clean Air Act (excluding mercury, regional haze and greenhouse gas emissions) are included in TXU Energy's estimated construction expenditures.

     Water -- The TNRCC, the EPA and the RRC have jurisdiction over water discharges (including storm water) from all domestic facilities. TXU Energy's, TXU Gas' and Oncor's facilities are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TXU Energy, TXU Gas and Oncor hold all required waste water discharge permits from the TNRCC and the RRC for facilities in operation and have applied for or obtained necessary permits for facilities under construction. TXU Energy, TXU Gas and Oncor believe they can satisfy the requirements necessary to obtain any required permits or renewals.

     Other -- Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TNRCC. TXU Energy possesses all necessary permits for these activities from the TNRCC for its present operations.

     Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act (Texas Act) and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, (RCRA) and the Toxic Substances Control Act (TSCA). The EPA has issued regulations under the RCRA and TSCA, and the TNRCC and the RRC have issued regulations under the Texas Act applicable to TXU Energy and TXU Gas' facilities. TXU Energy has registered solid waste disposal sites and has obtained or applied for such permits as are required by such regulations.

     Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas has agreed to a compact with the States of Maine and Vermont for a disposal facility that would be located in Texas. That compact was ratified by Congress and signed by the President in 1998. The State of Texas had proposed to license a disposal site in Hudspeth County, Texas, but in October 1998 the TNRCC denied that license application. No appeal was taken from the denial of the license application, and that denial is now final. The nature and extent of future efforts by the State of Texas to provide for a disposal site are presently uncertain. TXU Energy intends to continue to ship low-level waste material off-site for as long as an alternative disposal site is available. Should existing off-site disposal become unavailable, the low-level waste material will be stored on-site. TXU Energy's on-site storage capacity is expected to be adequate until other off-site facilities become available.

EUROPE

     TXU Europe's businesses are subject to numerous regulatory requirements with respect to the protection of the environment. The European electricity generation industry is subject to a framework of national legislation and EU environmental directives which regulate the construction, operation and decommissioning of generation plants. Under these laws and directives, each plant operated by TXU Europe is required to have an authorization or operating license which regulates its releases into the environment and seeks to minimize pollution of the environment taken as a whole, having regard to the best available techniques not entailing excessive cost. These authorizations are issued by the relevant environmental enforcement agencies which have the responsibility for regulating the impact of TXU Europe's generation plants on the environment. The principal laws which have environmental implications for TXU Europe are the UK Electricity Act, the UK Environmental Protection Act 1990 and the UK Environment Act 1995.

     The UK Electricity Act requires TXU Europe to consider the preservation of natural beauty and the conservation of natural and man-made features of particular interest when it formulates proposals for development of generation plants with a capacity in excess of 50 MW or installation of overhead power lines. Environmental impact assessments are required to be carried out in some cases, including overhead line constructions at high voltages and generation plant developments. TXU Europe has produced Environmental Policy Statements and Electricity Act Schedule 9 Statements that explain the manner in which it complies with its environmental obligations.

     The principal EU Directive affecting atmospheric emissions to the environment is the Large Combustion Plants Directive, which required the reduction of SO2 and NOx emissions. Discussions are under way in the EU regarding an update of the Large Combustion Plants Directive which will introduce tighter emission controls as well as national limits. A key decision of governments will be to determine whether to ensure compliance by introducing a national plan to control overall emissions in 2008 and 2016 or by requiring all plants to operate within strict site-specific limits. The decisions made in the UK particularly will affect TXU Europe's three large coal-fired stations in the UK, which would be unlikely to comply with site-specific limits without significant expenditure on new combustion systems. Those countries that decide to operate a national plan could introduce S02 and NOx emissions trading systems within the next few years to encourage compliance. Following the realignment of the TXU Europe generation portfolio in the UK in 2001, the UK Environment Agency reviewed the remaining authorizations of TXU Europe's coal-fired stations and made modifications to the limits for S02 emissions, particularly in light of the sale of the West Burton plant and its associated flue gas desulfurization equipment.

     At a local level, the UK's Air Quality Strategy provides set targets for 2005 and places a duty on local authorities to review air quality with a view to setting up action plans for management in places where targets are unlikely to be met. When adverse meteorological conditions occur, some generation plants might have to introduce measures to comply with these targets, which could include installation of costly equipment or reduction of the operating level of the plants.

     The UK is a signatory to the Kyoto Protocol. The EU is committed to an 8% reduction in carbon dioxide emissions by 2012 with separate targets for individual member states which together meet the overall EU target. Member states are therefore introducing separate climate change programs consistent with a general EU framework that include support for renewable sources and energy efficiency initiatives, among other measures. TXU Europe is unable to predict what impact any implementation of the Kyoto Protocol would have.

     TXU Europe believes that it is currently in compliance with, has taken, and intends to continue to take, measures to comply, in all material respects, with the applicable law and government regulations for the protection of the environment. There are no material legal or administrative proceedings pending against TXU Europe with respect to any environmental matter.

     All of the electricity suppliers are obliged by the UK government to obtain a specified amount of generating capacity from renewable, or non-fossil fuel, sources. Because electricity generated from renewable energy sources is generally more expensive than electricity from fossil fuel plants, a non-fossil fuel obligation levy has been instituted to reimburse the electricity suppliers for the extra costs involved. The Director General of Electricity Supply sets the rate of the non-fossil fuel obligation levy annually. The current non-fossil fuel obligation levy is 0.9% of the value of sales of electricity made in England and Wales and 0.8% of the value of sales of electricity made in Scotland.

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

     The Torrens Island electricity generation plant in South Australia has a license to carry out activities of environmental significance including the discharge of warm cooling water into the marine environment, subject to certain conditions. The conditions relate to temperature rise limit, temperature monitoring and reporting obligations to the EPA. TXU Australia has complied with its license conditions.

     In Victoria, no licenses or works approvals from the EPA are currently required for activities undertaken by TXU Networks. TXU Gas Storage has a license to carry out activities of environmental significance including discharges to air and water subject to certain conditions. TXU Australia has complied with its license conditions.

     Through recent acquisitions, TXU Australia was allocated certain properties that are contaminated. Liabilities totaling $11 million have been recorded for estimated costs of land reclamation and site restoration at these properties. These costs may change if the extent of contamination is different than testing indicated at the time of initial limited reviews. Under the Acts, the EPA has the power to order TXU Australia to incur such costs to remedy the contamination of land.

Item 3.  LEGAL PROCEEDINGS

     TXU Corp. and its subsidiaries are party to lawsuits arising in the ordinary course of their business. TXU Corp. believes, based on its current knowledge and the advice of counsel, that the ultimate resolution of all such lawsuits and resulting claims would not have a material adverse effect on its financial position, results of operation or cash flows.

     On January 25, 1999, the Hindustan Development Corporation (HDC) issued arbitration proceedings in the Arbitral Tribunal in Delhi, India against The Energy Group PLC (TEG) (now Energy Holdings (No.3) Limited), claiming damages of (Pounds) 255 million ($370 million) for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. On November 21, 2000, the Arbitrators issued their decision and dismissed HDC's claim in full, and TEG was liable only for its own legal costs involved in the case, an estimated $1.4 million. On December 21, 2000, HDC filed a Request for Clarification of the Arbitrators' decision (Request) under Section 33 of the Arbitration and Conciliation Act, the purpose of which is to entitle a party to arbitration to seek clarification of language used in the Arbitrators' decision. TEG filed its response to the Request on January 15, 2001, asserting that the Request was untimely made and that the language used by the Arbitrators needed no clarification. TXU Europe believes that the Arbitrators will have no alternative but to dismiss the Request. While the effect of filing the Request has been to stay the time HDC has to file an appeal of the Arbitrators' decision, TXU Europe regards this matter as concluded.

     On November 29, 2001, various subsidiaries of Enron Corporation (Enron) went into Administration (bankruptcy) in the UK. Prior to Enron's going into Administration, TXU Europe Energy Trading (TXUEET) had certain energy purchase and sales contracts with Enron which had been entered into in the ordinary course of business. The terms of these contracts provided that they terminated automatically upon a party going into Administration. Also, on November 29, 2001 just prior to Enron going into Administration, TXUEET received a notice from Enron purporting to terminate these contracts for cause. TXUEET and the Administrator have had discussions regarding potential claims relating to contract termination; Enron has filed an action in the High Court, London, relating to interpretation of contractual provisions; and TXUEET plans to seek a judicial determination regarding contract termination. While the outcome of these matters cannot be predicted, TXUEET believes, consistent with the advice of external legal advisors in the UK, that the attempted termination of the contracts by Enron was without substance. Accordingly, TXUEET believes any related claims by Enron would be without merit.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.
                         EXECUTIVE OFFICERS OF TXU CORP.

                                         Positions and          Date First Elected
                                       Offices Presently        to Present Offices
                                       Held (Current Term          (Current Term
                                            Expires                   Expires                    Business Experience
   Name of Officer           Age         on May 10, 2002)         on May 10, 2002)            (Preceding Five Years)
----------------------     -------    ---------------------    ----------------------    ----------------------------------
Erle Nye                     64        Chairman of the Board         May 23, 1997        Chairman of the Board and Chief
                                        and Chief Executive                                Executive of TXU Corp., Oncor
                                                                                           Electric Delivery, TXU Energy,
                                                                                           TXU Gas and TXU US Holdings;
                                                                                           prior thereto, President and
                                                                                           Chief Executive of TXU Corp. and
                                                                                           Chairman of the Board and Chief
                                                                                           Executive of TXU Electric.

H. Jarrell Gibbs             64            President                 May 11, 2001        President of TXU Corp. and TXU US
                                                                                           Holdings; prior thereto, Vice
                                                                                           Chairman of the Board of TXU
                                                                                           Corp. and TXU Gas; prior
                                                                                           thereto, President of TXU
                                                                                           Electric.

Brian N. Dickie              46        Executive Vice President      May 14, 1999        Executive Vice President of
                                                                                           TXU Corp. and  President of TXU
                                                                                           Energy; prior thereto, Executive
                                                                                           Vice President of TXU Corp. and
                                                                                           President of TXU  Energy Group;
                                                                                           prior thereto, President and
                                                                                           Chief Operating Officer of
                                                                                           Booz.Allen & Hamilton, Inc.;
                                                                                           prior thereto, President,
                                                                                           Worldwide Commercial Business
                                                                                           of Booz.Allen & Hamilton, Inc.

Michael J. McNally           47        Executive Vice President      May 23, 1997        Executive Vice President and
                                        and Chief Financial                                Chief Financial Officer of
                                             Officer                                       TXU Corp. and Executive Vice
                                                                                           President of TXU US Holdings;
                                                                                           prior thereto, President,
                                                                                           Transmission Division of TXU
                                                                                           Electric.

Barbara B. Curry             47        Executive Vice President      September 14, 2000  Executive Vice President of TXU
                                                                                           Corp.; prior thereto, Executive
                                                                                           Vice President of TXU Business
                                                                                           Services; prior thereto, Vice
                                                                                           President of TXU Business Services.

There is no family relationship between any of the above-named Executive
Officers.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     TXU Corp.'s common stock is listed on the New York, Chicago and Pacific stock exchanges (symbol: TXU). The price range of the common stock of TXU Corp., as reported by Bloomberg, and the dividends paid for each of the calendar quarters of 2001 and 2000 were as follows:


                                                      Price Range                        Dividends Paid
                                       --------------------------------------------   ------------------------
Quarter Ended                                  2001                    2000                2001      2000
-------------                          -----------------------  -------------------        ----      ----
                                         High        Low          High        Low
                                         ----        ---          ----        ---
March 31 ...........................   $44.1250    $34.8125     $36.8750    $25.9375     $   .60   $   .60
June 30 ............................    49.7400     39.6000      36.1250     29.5000         .60       .60
September 30 .......................    50.0000     43.2500      40.1250     29.8125         .60       .60
December 31 ........................    49.9700     43.1100      45.2500     34.5625         .60       .60
                                                                                         -------   -------
                                                                                         $  2.40   $  2.40
                                                                                         =======   =======

     TXU Corp., or its predecessor TEI, have declared common stock dividends payable in cash in each year since TEI's incorporation in 1945. The Board of Directors of TXU Corp., at its February 2002 meeting, declared a quarterly dividend of $0.60 a share, payable April 1, 2002 to shareholders of record on March 8, 2002. Future dividends may vary depending upon TXU Corp.'s profit levels and capital requirements as well as financial and other conditions existing at the time.

     The number of record holders of the common stock of TXU Corp. as of March 5, 2002 was 73,161.

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

     None

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to this item is found under the heading Election of Directors in the definitive proxy statement to be filed by TXU Corp. with the Securities and Exchange Commission on or about March 26, 2002. Additional information with respect to Executive Officers of TXU Corp. is found at the end of Part I.

Item 11.   EXECUTIVE COMPENSATION

     Information with respect to this item is found under the headings Election of Directors and Executive Compensation in the definitive proxy statement to be filed by TXU Corp. with the Securities and Exchange Commission on or about March 26, 2002

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is found under the heading Beneficial Ownership of Common Stock of the Company in the definitive proxy statement to be filed by TXU Corp. with the Securities and Exchange Commission on or about
March 26, 2002.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                               Page
(a)  Documents filed as part of this Report:

     Financial Statements (included in Appendix A to this report):

     Selected Financial Data - Consolidated Financial and Operating Statistics ..............  A-2
     Management's Discussion and Analysis of Financial Condition
             and Results of Operations ......................................................  A-5
     Statement of Responsibility ............................................................  A-38
     Independent Auditors' Report ...........................................................  A-39
     Statements of Consolidated Income for each of the three years in the period ended December 31, 2001 .................................................  A-40
     Statements of Consolidated Comprehensive Income for each of the three years in the period ended December 31, 2001 ..............................  A-41
     Statements of Consolidated Cash Flows for each of the three years in the period ended December 31, 2001 .............................................  A-42
     Consolidated Balance Sheets, December 31, 2001 and 2000 ................................  A-43
     Statements of Consolidated Shareholders' Equity for each of the three years in the period ended December 31, 2001 .............................................  A-44
     Notes to Financial Statements ..........................................................  A-45

     The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K:

     Reports on Form 8-K filed since September 30, 2001, are as follows:

       Date                      Item
       ----                      ----
     October 25, 2001            Item 5. Other Events
     November 23, 2001           Item 5. Other Events
     December 13, 2001           Item 5. Other Events
     December 20, 2001           Item 5. Other Events
     December 28, 2001           Item 5. Other Events
     January 16, 2002            Item 5. Other Events


(c)  Exhibits:

     Included in Appendix B to this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        TXU CORP.

Date:    March 13, 2002
                              By:        /s/   ERLE NYE
                                  --------------------------------------------
                                      (Erle Nye, Chairman of the Board and
                                                Chief Executive)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU Corp. and in the capacities and on the date indicated.

                  Signature                             Title                        Date
                  ---------                             -----                        ----

  /s/              ERLE NYE                      Principal Executive
----------------------------------------------
                  (Erle Nye,
  Chairman of the Board and Chief Executive)

  /s/         MICHAEL J. McNALLY                 Principal Financial Officer
----------------------------------------------
             (Michael J. McNally,
      Executive Vice President and Chief
              Financial Officer)

  /s/          BIGGS C. PORTER                   Principal Accounting Officer
----------------------------------------------
              (Biggs C. Porter,
 Controller and Principal Accounting Officer)

  /s/          DEREK C. BONHAM                   Director
----------------------------------------------
              (Derek C. Bonham)

  /s/          J. S. FARRINGTON                  Director
----------------------------------------------
              (J. S. Farrington)

  /s/         WILLIAM M. GRIFFIN                 Director                            March 13, 2002
----------------------------------------------
             (William M. Griffin)

  /s/            KERNEY LADAY                    Director
----------------------------------------------
                (Kerney Laday)

  /s/           JACK E. LITTLE                   Director
----------------------------------------------
               (Jack E. Little)

  /s/         MARGARET N. MAXEY                  Director
----------------------------------------------
             (Margaret N. Maxey)

  /s/        J. E. OESTERREICHER                 Director
----------------------------------------------
            (J. E. Oesterreicher)

  /s/          CHARLES R. PERRY                  Director
----------------------------------------------
              (Charles R. Perry)

  /s/       HERBERT H. RICHARDSON                Director
----------------------------------------------
           (Herbert H. Richardson)

                                                                      Appendix A

TXU CORP. AND SUBSIDIARIES

INDEX TO  FINANCIAL INFORMATION
December 31, 2001

                                                                                                          Page
Selected Financial Data - Consolidated Financial and Operating Statistics ............................    A-2

Management's Discussion and Analysis of Financial Condition and Results of Operations ................    A-5

Statement of Responsibility ..........................................................................    A-38

Independent Auditors' Report .........................................................................    A-39

Financial Statements:

Statements of Consolidated Income ....................................................................    A-40

Statements of Consolidated Comprehensive Income ......................................................    A-41

Statements of Consolidated Cash Flows ................................................................    A-42

Consolidated Balance Sheets ..........................................................................    A-43

Statements of Consolidated Shareholders' Equity ......................................................    A-44

Notes to Financial Statements ........................................................................    A-45

                           TXU CORP. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                        CONSOLIDATED FINANCIAL STATISTICS

                                                                                               Year Ended December 31,
                                                                              ----------------------------------------------------
                                                                                  2001       2000       1999       1998       1997
                                                                                  ----       ----       ----       ----
                                                                                       (Millions of US Dollars, except ratios)
Total assets - end of year ................................................   $ 42,275   $ 44,994   $ 40,898   $ 39,507   $ 24,864

----------------------------------------------------------------------------------------------------------------------------------
Property, plant & equipment - net - end of year ...........................   $ 22,480   $ 23,301   $ 23,640   $ 22,867   $ 18,571
   Capital expenditures ...................................................      1,626      1,382      1,632      1,168        583

----------------------------------------------------------------------------------------------------------------------------------
Capitalization - end of year
   Equity-linked debt securities (a) ......................................   $  1,350   $    700   $    700   $    700   $     --
   All other long-term debt, less amounts due currently ...................     14,823     14,581     15,625     14,434      8,759
   Mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated company (trust securities):
           TXU Corp. obligated ............................................        368        368        368        223         --
           Subsidiary obligated ...........................................        147        976        971        969        875
   Preferred securities of subsidiary perpetual
      trust of TXU Europe .................................................        150        150         --         --         --
   Preferred stock of subsidiaries:
      Not subject to mandatory redemption .................................        190        190        190        190        304
      Subject to mandatory redemption .....................................         21         21         21         21         21
   Common stock repurchasable under equity forward contracts ..............         --        190         --         --         --
   Preference stock .......................................................        300        300         --         --         --
   Common stock equity ....................................................      7,656      7,476      8,334      8,246      6,843
                                                                              --------   --------   --------   --------   --------
           Total ..........................................................   $ 25,005   $ 24,952   $ 26,209   $ 24,783   $ 16,802
                                                                              ========   ========   ========   ========   ========
Capitalization ratios - end of year
   Equity-linked debt securities (a) ......................................        5.4%       2.8%       2.7%       2.8%        --%
   All other long-term debt, less amounts due currently ...................       59.3       58.4       59.6       58.3       52.1
   Trust securities .......................................................        2.7        6.0        5.1        4.8        5.2
   Preferred stock of subsidiaries ........................................         .8         .8         .8         .8        2.0
   Common stock repurchasable under equity forward contracts ..............         --         .8         --         --         --
   Preference stock .......................................................        1.2        1.2         --         --         --
   Common stock equity ....................................................       30.6       30.0       31.8       33.3       40.7
                                                                              --------   --------   --------   --------   --------
           Total ..........................................................      100.0%     100.0%     100.0%     100.0%     100.0%
                                                                              ========   ========   ========   ========   ========

----------------------------------------------------------------------------------------------------------------------------------
Embedded interest cost on long-term debt - end of year ....................        6.2%       7.1%       7.0%       7.7%       7.9%
Embedded distribution cost on trust securities - end of year ..............        8.2%       8.1%       7.1%       8.0%       8.3%
Embedded dividend cost on preferred stock of subsidiaries -
   end of year (b) ........................................................        6.0%       7.0%       8.4%       9.4%       9.2%

----------------------------------------------------------------------------------------------------------------------------------
Net income available for common stock (c) .................................   $    655   $    904   $    985   $    740   $    660
Dividends declared on common stock ........................................   $    625   $    625   $    647   $    597   $    496

----------------------------------------------------------------------------------------------------------------------------------
Common stock data
   Shares outstanding - average (millions) ................................        259        264        279        265        231
   Shares outstanding - end of year (millions) ............................        265        258        276        282        245
Basic earnings per share:
   Income before extraordinary items ......................................   $   3.12   $   3.43   $   3.53   $   2.79   $   2.86
   Extraordinary items, net of tax ........................................   $  (0.60)  $     --   $     --   $     --   $     --
   Net income available for common stock ..................................   $   2.52   $   3.43   $   3.53   $   2.79   $   2.86
Diluted earnings per share:
   Income before extraordinary items ......................................   $   3.12   $   3.43   $   3.53   $   2.79   $   2.85
   Extraordinary items, net of tax ........................................   $  (0.60)  $     --   $     --   $     --   $     --
   Net income available for common stock ..................................   $   2.52   $   3.43   $   3.53   $   2.79   $   2.85
Dividends declared per share ..............................................   $  2.400   $  2.400   $  2.325   $  2.225   $  2.125
Book value per share - end of year ........................................   $  28.88   $  28.97   $  30.15   $  29.21   $  27.90
Return on average common stock equity .....................................        8.6%      11.4%      11.9%       9.8%      10.3%
Ratio of earnings to fixed charges ........................................       1.49       1.74       1.87       1.84       2.14
Ratio of earnings to fixed charges and preference dividends ...............       1.47       1.72       1.87       1.84       2.14

----------------------------------------------------------------------------------------------------------------------------------

(a)  Classified as long-term debt.
(b) Includes the unamortized balance of the loss on reacquired preferred stock and associated amortization. The embedded dividend cost excluding the effects of the loss on reacquired preferred stock is 6.0% for 2001, 6.2% for 2000, 6.2% for 1999, 5.9% for 1998, and 6.6% for 1997.
(c)  Includes extraordinary charge of $154 million, net of taxes, in 2001.

Financial and operating statistics include the operations of acquired companies during their period of ownership.

Certain previously reported financial statistics have been reclassified to conform to current classifications.

                           TXU CORP. AND SUBSIDIARIES
                        CONSOLIDATED OPERATING STATISTICS

                                                                                     Year Ended December 31,
                                                                  -------------------------------------------------------------
                                                                    2001         2000         1999         1998         1997
                                                                    ----         ----         ----         ----         ----
Sales volumes
     Electric (gigawatt hours - GWh)
          Residential ........................................       63,083       58,643       54,881       47,593       36,377
          Commercial and industrial ..........................       95,231       90,005       84,234       79,786       61,337
          Other ..............................................        2,747        3,251        3,366        4,261        4,499
                                                                  ---------    ---------    ---------    ---------    ---------
              Total electric .................................      161,061      151,899      142,481      131,640      102,213

     Gas (billion cubic feet - Bcf)
          Residential ........................................          186          161          136           98           33
          Commercial and industrial ..........................          167          156          158          104           24

     Pipeline transportation (Bcf) ...........................          546          601          551          599          255
     US wholesale physical volumes
          Gas (Bcf) ..........................................          864        1,242        1,102        1,115          292
          Electric (GWh) .....................................       26,105       21,917        6,544       16,268           --
     Europe wholesale physical volumes
          Gas (Bcf) ..........................................        1,585        1,060          447          148           --
          Electric (GWh) .....................................      148,160      111,259       78,950       51,060           --


Operating revenues (millions)
     Electric
          Residential ........................................    $   4,286    $   3,977    $   3,938    $   3,239    $   2,248
          Commercial and industrial ..........................        3,939        3,788        3,802        3,543        2,357
          Other electric utilities ...........................           56          125          105          121          139
          US fuel (including over/under-recovered) ...........        2,655        2,756        1,688        1,788        1,696
          Transmission service ...............................          181          168          148          126          114
          Other ..............................................          670          628          729          465          108
                                                                  ---------    ---------    ---------    ---------    ---------
              Subtotal .......................................       11,787       11,442       10,410        9,282        6,662
          Earnings in excess of regulatory earnings cap ......          (40)        (310)         (92)          --           --
                                                                  ---------    ---------    ---------    ---------    ---------
              Total electric .................................       11,747       11,132       10,318        9,282        6,662
                                                                  ---------    ---------    ---------    ---------    ---------
     Gas
          Residential ........................................        1,264        1,022          787          572          206
          Commercial and industrial ..........................          764          637          540          370          124
                                                                  ---------    ---------    ---------    ---------    ---------
              Total gas ......................................        2,028        1,659        1,327          942          330
                                                                  ---------    ---------    ---------    ---------    ---------


     Pipeline transportation .................................          114          123          116          121           57
     US wholesale energy .....................................        5,422        5,423        3,072        3,225          859
     Europe wholesale energy .................................        7,158        3,318        2,168        1,199           --
     Other revenues, net of intercompany eliminations ........        1,458          354          117          (33)          38
                                                                  ---------    ---------    ---------    ---------    ---------
              Total operating revenues .......................    $  27,927    $  22,009    $  17,118    $  14,736    $   7,946
                                                                  =========    =========    =========    =========    =========

Customers (end of year - in thousands)
     Electric ................................................        7,656        7,547        6,054        6,255        2,972
     Gas .....................................................        3,147        2,984        2,622        2,156        1,355

Financial and operating statistics include the operations of acquired companies during their period of ownership.

SUMMARY FINANCIAL INFORMATION

                                                                        Year Ended December 31,
                                                                  -----------------------------------
                                                                    2001         2000         1999
                                                                    ----         ----         ----
                                                                          Millions of Dollars
Operating revenues ...........................................    $  27,927    $  22,009    $  17,118
Operating income .............................................        2,285        2,477        2,594
Income before extraordinary items ............................          831          916          985
Extraordinary items, net of taxes ............................         (154)          --           --
Net income ...................................................          677          916          985
Cash flow from operating activities ..........................        2,272        1,688        2,176
Cash dividends paid ..........................................          643          645          639
Capital expenditures .........................................        1,626        1,382        1,632


INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A discussion of the following topics begins on the page indicated.

                                                                                                 Page
Business ...................................................................................     A-5
Critical Accounting Policies ...............................................................     A-5
Results of Operations ......................................................................     A-7
Segments ...................................................................................     A-11
Comprehensive Income .......................................................................     A-20
Financial Condition, Liquidity and Capital Resources .......................................     A-21
Contingencies ..............................................................................     A-28
Quantitative and Qualitative Disclosures about Market Risk .................................     A-30
Regulation and Rates .......................................................................     A-35
Changes in Accounting Standards ............................................................     A-36
Forward Looking Statements .................................................................     A-37

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

      TXU Corp. is a global energy services company that engages in electricity generation, wholesale energy trading, retail energy marketing, energy delivery, other energy-related services and, through a joint venture, telecommunications services.

      During the periods for which financial information is presented in this report, TXU Corp. had five reportable operating segments: US Electric, US Gas, US Energy, Europe and Australia. The remainder of the businesses consist of the telecommunications joint venture and other corporate level activities. (See Note 16 to Financial Statements for information concerning reportable business segments.) TXU Corp. was reorganized as of January 1, 2002, and since that date has three reportable segments: US Energy, International Energy and US Energy Delivery.

      Certain comparisons in this report have been affected by TXU Europe's acquisition of Stadtwerke Kiel AG in Germany in January 2001 and Norweb Energi in the UK in August 2000; and TXU Australia's acquisition of Optima Energy Pty Ltd. (Optima) in May 2000 and its gas retail business and gas distribution business in 1999. These acquisitions were accounted for as purchase business combinations. The results of operations of each acquired company are included in the consolidated financial statements of TXU Corp. only for the periods subsequent to their respective dates of acquisition.

      The following exchange rates have been used to convert foreign currency denominated amounts into US dollars, unless they were determined using exchange rates on the date of a specific event:

                                                                             Income Statement
                                            Balance Sheet                    (average for year
                                           at December 31,)                 ended December 31,)
                                          -------------------         -------------------------------
                                          2001           2000         2001         2000          1999
                                          ----           ----         ----         ----          ----
UK pounds sterling (Pounds) .......      $1.4515        $1.4935      $1.4413      $1.5164      $1.6214
Australian dollars (A$) ...........      $0.5115        $0.5599      $0.5182      $0.5824      $0.6432
Euro (Euro) .......................      $0.8860        $0.9421      $0.8965      $0.9250      $1.0668

CRITICAL ACCOUNTING POLICIES

      TXU Corp.'s accounting policies are detailed in Note 2 to Financial Statements. TXU Corp. follows accounting principles generally accepted in the United States of America (US GAAP). In applying these accounting policies in the preparation of TXU Corp.'s consolidated financial statements, management is required to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and revenue and expense during the periods covered. The following is a summary of certain critical accounting policies of TXU Corp. that are impacted by judgments and uncertainties and for which different amounts might be reported under a different set of conditions or using different assumptions.

      Derivatives and financial instruments -- TXU Corp. accounts for derivatives in accordance with Statement of Financial Accounting Standards
(SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded in earnings, unless (i) the normal purchase or sale exception or (ii) hedge accounting is elected.

      TXU Corp. and its subsidiaries enter into derivative instruments, including options, swaps, futures, forwards and other contractual commitments for both non-trading (i.e., hedging) and trading purposes. TXU Corp. and its domestic and international subsidiaries enter into derivative instruments for non-trading purposes in order to manage market risks related to changes in interest rates, foreign currency exchange rates and commodity prices.

      TXU Corp. has designated, documented and assessed accounting hedge relationships which mostly resulted in cash flow hedges that require TXU Corp. to record the derivative assets or liabilities at their fair value on its balance sheet with an offset in other comprehensive income. Hedge ineffectiveness is recorded in earnings. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains and losses are recorded.

      Although the amounts that ultimately would be recognized in the income statement over the term of the derivatives are the same under any of the methods used, it is the timing of the recognition of these amounts that is the main difference in these methods. The determination of fair value is dependent upon certain assumptions and judgments, as discussed in Energy trading contracts and mark-to-market accounting below.

      The use of the normal purchase or sale exception from derivative classification and the hedge accounting designation are elections that can be made by management if certain strict criteria are met and documented. These elections can reduce the volatility in earnings resulting from fluctuations in fair value. Results of operations could be materially affected by elections of normal purchase or sale or hedge accounting for qualifying derivative contracts.

      Energy trading contracts and mark-to-market accounting -- All energy trading contracts, whether or not derivatives under SFAS No. 133, are accounted for under the mark-to-market method of accounting as required by US GAAP. Energy trading portfolios, which may include volumetric forecasts, are valued at current market prices. This marking-to-market process recognizes changes in the value of trading portfolios associated with market price fluctuations. Under mark-to-market accounting, the current values of energy-related contracts are recorded as assets or liabilities on the balance sheet and any period-to-period change in the current value of such contracts is recognized in the statement of income.

      In the energy trading market, the availability of quoted market prices is dependent on the type of commodity (e.g., natural gas, electricity, etc.), time period specified and location of delivery. In computing the mark-to-market valuations, each market segment is split into liquid and illiquid portions. The liquid portion varies by region, time period and commodity. Generally, the liquid period is supported by broker quotes and frequent trading activity. In illiquid periods, little or no market information may exist, and the fair value is estimated through market modeling techniques.

      For those periods where quoted market prices are not available, forward price curves are developed based on the available trading information or through the use of industry accepted modeling techniques and practices based on market fundamentals (e.g., supply/demand, replacement cost, etc.). As a matter of policy, however, TXU Corp. generally does not recognize any income or loss from the illiquid periods.

      In accounting for energy trading contracts, settlements of positions under which energy ownership is exchanged (physical contracts) are recorded gross as revenues and purchases. Gains and losses from settlements of financial positions are recorded net as revenues. For energy trading contracts not yet settled, whether financial or physical, changes in fair value are recorded net as revenues. Such fair value changes are referred to as unrealized gains and losses from mark-to-market valuations. When positions are settled and gains and losses are realized, the previously recorded unrealized gains and losses from mark-to-market valuations are reversed.

      Revenue recognition -- TXU Corp. records revenue for retail and other energy sales and services under the accrual method. However, the fair market values of sales contracts determined to be derivative instruments and not designated as normal sales under SFAS No. 133 are recognized upon inception under mark-to-market accounting, and unrealized mark-to-market valuations are recorded net as revenues. Electricity transmission and distribution and gas distribution sales revenues are recognized when services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value of electricity and gas provided from the meter reading date to the end of the period.

      The historical financial statements included adjustments made to revenues in the US Electric segment for over/under recovered fuel costs. To the extent fuel costs incurred exceeded regulated fuel factor amounts included in customer billings, US Electric recorded revenues on the basis of its ability and intent to obtain regulatory approval for rate surcharges on future customer billings to recover such amounts. Conversely, to the extent fuel costs incurred have been less than amounts included in customer billings, revenues have been reduced since US Electric has been required to adjust rates in future customer billings. Following deregulation of the Texas market, fuel factor amounts will, if necessary, be applied prospectively; consequently, recorded revenues will no longer reflect such fuel cost adjustments.

      Depreciation -- The depreciable lives of unregulated power generation plants are based on management's estimates/determinations of the plants' economically useful lives. To the extent that the actual lives differ from these estimates there would be an impact on the amount of depreciation charged to the financial statements.

      Regulatory assets and liabilities -- The financial statements of TXU Corp.'s regulated businesses reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS No. 71, "Accounting for the Effect of Certain Types of Regulation." TXU Corp. has become less reliant upon regulated operations since implementation of the Texas 1999 Restructuring Legislation. Accordingly, application of SFAS No. 71 to the generation portion of the TXU Corp.'s business was discontinued as of June 30, 1999. Only the electric and gas transmission and distribution businesses are regulated after January 1, 2002. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See Note 4 to Financial Statements.)

RESULTS OF OPERATIONS

OVERVIEW

2001 versus 2000

      TXU Corp.'s operating revenues increased $5.9 billion, or 27%, to $27.9 billion in 2001. The advance in revenue was driven by the Europe segment with an increase of $5.7 billion, which reflected strong growth in wholesale energy trading and the effect of businesses acquired in 2001 and 2000. Acquisitions of energy businesses in the UK and Germany contributed $1.0 billion in revenue growth. The balance of revenue growth reflected advances in US Electric of $147 million, US Gas of $122 million and US Energy of $74 million, partially offset by a decline in Australia of $17 million, due to the translation effect of a stronger US dollar. Operating revenue growth was also offset by the contribution of a US telecommunications business to a joint venture (Pinnacle) in August 2000. The telecommunications business posted 2000 revenues of $92 million before the transaction.

      Gross margin (operating revenue less energy purchased for resale and fuel consumed) increased $576 million, or 8%, to $8.1 billion in 2001. The US Energy segment provided $309 million of the increase, driven by an increase in wholesale trading and risk management activity. Gross margin in US Electric rose $213 million due primarily to lower regulatory earnings cap adjustments that benefited revenues. Europe's gross margin grew $196 million due to the impact of acquisitions. US Gas posted a gross margin decline of $38 million reflecting the absence of a gas processing business sold in 2000. Australia reported a gross margin decline of $17 million due to the translation effect of a stronger US dollar. The impact of the Pinnacle joint venture transaction in 2000 offset gross margin growth by $92 million. Revenues and gross margin in 2001 were favorably impacted by a

$377 million net effect of mark-to-market valuations of wholesale trading positions and new commercial and industrial retail contracts.

      Operation and maintenance expense increased $636 million, or 20%, to $3.8 billion in 2001. The increase includes a net $206 million loss on disposals and transfers of four generating plants in the UK and charges of $31 million in the Europe segment related to the Enron Corporation bankruptcy. Operation and maintenance expenses in Europe rose an additional $213 million, primarily representing the effect of acquisitions and costs to support growth in trading operations and competitive activities in UK retail operations. The US Energy segment's operating expenses grew $144 million, due largely to expansion of trading and retail energy services operations in anticipation of the introduction of competition in the Texas electricity market. In the US Electric segment, costs increased $106 million due primarily to higher generation maintenance, bad debts driven by higher revenues and transmission costs. The US Gas segment's increase reflected $39 million in higher costs led by bad debts and maintenance costs, partially offset by the absence of $35 million of costs relating to the gas processing business sold in 2000. The impact of the Pinnacle joint venture transaction in 2000 offset operation and maintenance expense growth by $67 million.

      All other operating expenses increased $132 million, or 7%, to $2.0 billion in 2001. This increase was driven by higher gross receipts taxes in the US Electric and US Gas segments due to higher revenues on which such taxes are based. Amortization of goodwill increased $16 million to $220 million. Such amortization ceased January 1, 2002 pursuant to a new accounting standard. See
Note 2 to Financial Statements.

      Operating income decreased $192 million, or 8%, to $2.3 billion in 2001. The Europe segment drove the decline with $252 million in lower operating profits, which reflected the $206 million loss on the UK generation plant transactions. The US Gas segment's operating profits declined $78 million due to the lower gross margin and higher operating expenses. Operating results in US Energy improved $161 million due primarily to the mark-to-market gains reflected in gross margin growth.

      Other income (deductions) - net decreased from income of $238 million in 2000 to a loss of $117 million in 2001. The 2001 period includes a $125 million loss ($88 million after-tax), after transaction costs, on the sale of the UK electricity distribution business, a $27 million write-off ($18 million after-tax) of regulatory assets in the US Electric segment pursuant to a regulatory order, partially offset by a $73 million gain ($51 million after-tax) on the sale of TXU Europe's investment in a Spanish power company. The 2000 period includes a $53 million gain ($34 million after-tax) from the sale of the assets of the natural gas processing business in the US Gas segment, a $28 million gain ($18 million after-tax) on sale of land in US Electric and a $30 million gain ($21 million after-tax) from the sale of TXU Europe's investment in an Eastern European power company and a $44 million gain ($31 million after-tax) on the sale of its UK metering business. The change also reflected a $35 million ($23 million after-taxes) increased equity loss in the Pinnacle joint venture, reflecting a full year of results in 2001 compared to a partial year in 2000.

      Interest expense and other charges net of interest income decreased $101 million, or 7%, to $1.4 billion in 2001. The decline reflected $47 million in higher interest income related primarily to under-recovered fuel, lower interest expense of $37 million due primarily to lower rates, and a $12 million increase in capitalized interest.

      In 2001, there was an income tax benefit of $24 million, compared with income tax expense of $337 million in 2000. The change resulted largely from the tax effects of the UK generation plant transactions that reflected retained UK tax benefits, reductions of related deferred tax liabilities and benefits from foreign tax credits for US tax purposes. Excluding the effects of UK plant transactions, the effective tax rate was 31% in 2001 compared to 27% in 2000. The increase was primarily due to higher state income taxes.

      Income before extraordinary items decreased $85 million, or 9%, to $831 million in 2001. Amounts per share of common stock were $3.12 for 2001 compared with $3.43 for 2000. The decline in earnings reflected a net loss of $16 million in the US Gas segment compared to net income of $49 million in 2000, a decline in net income in the Europe segment of $57 million and the $35 million ($23 million after-tax) increased loss on the Pinnacle equity investment, partially offset by net income in the US Energy segment of $6 million compared to a net loss of $88 million in 2000. The US Electric segment (before the extraordinary loss) and Australia posted small declines in net income. As comparisons of segment results are impacted by a number of transactions and certain unusual items in both 2001 and 2000, this analysis should be read in conjunction with the analysis of results of each business segment presented below.

      The US Electric segment recorded an extraordinary loss in 2001 of $154 million (net of income tax benefit of $115 million.). The extraordinary loss consisted of $97 million (net of $52 million income tax benefit) of charges related to the reacquisition of debt under the debt restructuring and refinancing plan pursuant to the requirements of the 1999 Restructuring Legislation and $57 million (net of $63 million income tax benefit) of net charges related to a pending settlement with the Texas Public Utility Commission (Commission) to resolve all major open issues related to the transition to deregulation. (See Note 6 to Financial Statements.)

      Net income available for common stock in 2001 decreased $249 million, or 28%, to $655 million. Earnings per share were $2.52 in 2001 compared with $3.43 in 2000. A 2% decline in average shares outstanding had a favorable impact of $0.06 on the comparison of earnings per share. The decline in net income reflected the extraordinary items and certain transactions and unusual items as discussed above.

2000 versus 1999

      TXU Corp.'s operating revenues increased $4.9 billion, or 29%, to $22 billion in 2000. This was primarily due to the acquisitions of Norweb Energi and Optima, the expansion of energy trading in Europe, increased customer growth, warmer summer and colder winter weather in the US, higher fuel revenues in the US Electric and US Gas segments and increased wholesale volumes traded coupled with higher natural gas prices in the US Energy segment.

      Gross margin decreased $261 million, or 3%, to $7.6 billion for the year ended December 31, 2000. The decrease was primarily due to a $328 million decrease for the Europe segment, partially offset by a $160 million increase in margin for the US Electric segment. Results for the Europe segment were adversely impacted by the Office of Gas and Electricity Markets (OFGEM) Distribution Price Controls, which reduced rates by 28% effective April 1, 2000. The growth in the US Electric segment was due to the increase in fuel revenue, growth and customer demand, including hotter than normal summer weather and an extremely cold fourth quarter 2000. US Gas posted a gross margin decline of $8 million due primarily to the effect of the absence of a gas processing business sold in 2000, partially offset by improved margins in gas distribution. US Energy posted a gross margin decline of $20 million due primarily to decreased trading margins. Australia reported a gross margin decline of $29 million due primarily to the sale of its construction and engineering business, Enetech.

      Operation and maintenance expense decreased $101 million, or 3%, to $3.2 billion in 2000 due to the sale of the gas processing business in May 2000 in the US Gas segment, savings generated from the integration of electric and gas operations in Australia, and reductions in costs due to corporate cost reduction programs in Europe begun in prior years. Partially offsetting the decreases were restructuring costs incurred in Europe primarily associated with the establishment of 24seven and other corporate restructurings.

      All other operating expenses decreased $43 million, or 2%, to $1.9 billion primarily due to lower depreciation expense in the US Electric segment, partially offset by higher goodwill amortization in 2000 for the Europe segment. As a result of the 1999 Restructuring Legislation, earnings in excess of the regulatory earnings cap (mitigation) was no longer recorded as depreciation expense on nuclear production assets; instead mitigation was recorded as a reduction of revenues, with an offsetting amount recorded as a regulatory liability.

      Other income (deductions) - net decreased from income of $262 million in 1999 to $238 million in 2000. The 2000 period includes a $53 million gain ($34 million after-tax) from the sale of substantially all of the assets of the natural gas processing business in the US Gas segment, a $28 million gain ($18 million after-tax) on sale of land in US Electric and a $30 million gain ($21 million after-tax) from the sale of TXU Europe's investment in an Eastern European power company and $44 million gain ($31 million after-tax) on the sale of its UK metering business. Results for 1999 included a $222 million gain ($145 million after-tax) from the sale of the 20% interest in PrimeCo Personal Communications LP (PrimeCo) and the benefit of a change in accounting method at TXU Europe of $14 million ($10 million after-tax).

      Interest expense and other charges net of interest income increased $40 million, or 3%, to $1.5 billion in 2000. The increase is due to a $25 million increase in distributions on trust securities and $11 million in higher interest expense.

      The overall effective income tax rate for 2000 was 27% compared to 31% for 1999. The year 2000 benefited from lower state income taxes, foreign tax credits, the favorable resolution of certain foreign tax matters relating to prior tax issues and other tax benefits associated with non-US operations. Partially offsetting these favorable items was greater non-deductible goodwill amortization in 2000.

      Net income available for common stock for 2000 was $904 million ($3.43 per share) compared with $985 million ($3.53 per share) for 1999. A 5% decline in average shares outstanding had a favorable impact of $0.21 on the comparison of earnings per share. Earnings for 1999 included a $145 million after-tax gain from the sale of the 20% interest in PrimeCo. Earnings for 2000 reflect improved contributions from the US Electric, US Gas and Australia segments, offset by weaker results of the US Energy and Europe segments. As comparisons of segment results are impacted by a number of transactions and certain unusual items in both 2000 and 1999, this analysis should be read in conjunction with the analysis of results of each business segment presented below.

ENERGY TRADING ACTIVITIES

      The table below summarizes the changes in energy trading assets and liabilities for the year ended December 31, 2001. The net change, excluding "other activity" as described below, of $377 million represents the effect of mark-to-market accounting on earnings for 2001 (in millions).

         Balance of net trading assets/(liabilities) at December 31, 2000 .........   $  92

         Settlements of positions included in the opening balance (1) .............    (117)

         Unrealized mark-to-market valuations of positions held at year-end (2) ...     494

         Other activity (3) .......................................................     (71)
                                                                                      -----

         Balance of net trading assets/(liabilities) at December 31, 2001 .........   $ 398
                                                                                      =====

(1) Represents unrealized mark-to-market valuations of these positions recognized in earnings as of December 31, 2000.

(2) Includes unrealized gains of $126 million associated with large commercial and industrial retail sales contracts, recognized upon origination in accordance with SFAS No. 133. There were no significant changes in fair value attributable to changes in valuation techniques.

(3) Includes current year payments or receipts of cash or other consideration, including option premiums, associated with trading positions and amortization of such amounts. This activity has no effect on unrealized mark-to-market valuations.

      Of the net trading asset balance above at December 31, 2001, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years' earnings is $513 million. The remaining ($115 million) of the December 31, 2001 balance is comprised principally of amounts representing current and prior years' net receipts of cash or other consideration, including option premiums, associated with trading positions, net of any amortization. The following table presents the unrealized mark-to-market balance at December 31, 2001 scheduled by contractual settlement dates of the underlying positions (in millions).

                                   Maturity dates of unrealized net mark-to-market balances at December 31, 2001
                                   -----------------------------------------------------------------------------
                                      Maturity less                                      Maturity in
                                          than       Maturity of 1-    Maturity of 4-     Excess of
    Source of fair value                 1 year          3 years           5 years         5 years       Total
    ----------------------            -------------  --------------    --------------    -----------     -----

    Prices actively quoted ......         $ (25)          $   8           $  (1)           $  -          $ (18)
    Prices provided by other
        external sources ........           316             142              36               5            499
    Prices based on models ......            23             (21)             10              20             32
                                          -----           -----           -----           -----          -----
    Total .......................         $ 314           $ 129           $  45           $  25          $ 513
                                          =====           =====           =====           =====          =====
    Percentage of total .........          61.2%           25.1%            8.8%            4.9%         100.0%
  -----------------------------------------------------------------------------------------------------------------

      As the above table indicates, approximately 86% of the unrealized mark-to-market valuations at December 31, 2001 mature within three years. This is reflective of the terms of the positions and the conservative methodologies employed in valuing positions in periods of decreased market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available through 2004 in the US and in certain European markets through 2011. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the counter (OTC) broker quotes are available. OTC quotes for natural gas and power generally extend through 2010 and 2007 in the US, and 2011 in Europe, respectively. This category also includes values of large commercial and industrial retail sales contracts. The "prices based on models" category contains the value of all non-exchange traded options, valued using an industry accepted option pricing model. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled by TXU Corp. as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

SEGMENTS

US Electric
-----------

                                                                      Year Ended December 31,
                                                           ----------------------------------------------
                                                           2001                2000               1999
                                                           ----                ----               ----
                                                                         Millions of Dollars
Operating revenues .....................................   $ 7,606             $ 7,459            $ 6,263
                                                           -------             -------            -------

Operating expenses
     Energy purchase for resale and fuel consumed ......     3,013               3,079              2,043
     Operation and maintenance .........................     1,591               1,485              1,384
     Depreciation and amortization .....................       629                 619                650
     Taxes other than income ...........................       646                 555                546
                                                           -------             -------            -------
           Total operating expenses ....................     5,879               5,738              4,623
                                                           -------             -------            -------

Operating income .......................................     1,727               1,721              1,640

Other income (deductions)-- net ........................       (34)                 22                  6
                                                           -------             -------            -------
Income before interest and other charges,
    income taxes and extraordinary item ................     1,693               1,743              1,646

Interest income ........................................        36                   1                  3

Interest expense and other charges .....................       462                 475                518
                                                           -------             -------            -------
Income before income taxes and extraordinary items .....     1,267               1,269              1,131

Income tax expense .....................................       396                 386                358
                                                           -------             -------            -------
Income before extraordinary items ......................       871                 883                773

Extraordinary items, net of taxes ......................      (154)                  -                  -
                                                           -------             -------            -------
Net income .............................................   $   717             $   883            $   773
                                                           =======             =======            =======

Segment Highlights

                                                                     2001             2000             1999
                                                                     ----             ----             ----
Revenues (millions):
        Base rate .............................................    $   4,594        $   4,752        $   4,447
        Earnings in excess of regulatory earnings cap .........          (40)            (310)             (92)
        Transmission service ..................................          181              168              148
        Fuel ..................................................        2,655            2,756            1,740
        Fuel reconciliation settlement ........................           --               --              (52)
        Off system and other ..................................          216               93               72
                                                                   ---------        ---------        ---------
             Total operating revenues .........................    $   7,606        $   7,459        $   6,263
                                                                   =========        =========        =========
Electric energy sales (gigawatt-hours) ........................      105,560          106,670          100,548
Degree days (% of normal):
      Cooling .................................................          101%             119%             114%
      Heating .................................................           98%              95%              70%
Impact of earnings cap (millions):
      Reduction of revenues ...................................    $      40        $     310        $      92
      Additional nuclear depreciation .........................           --               --               52
      Tax benefits ............................................          (14)            (108)             (54)
                                                                   ---------        ---------        ---------
             Net earnings reduction ...........................    $      26        $     202        $      90
                                                                   =========        =========        =========

Electric customers (end of year - in thousands) ...............        2,728            2,672            2,612

2001 versus 2000

      The US Electric segment's operating revenues increased by $147 million, or 2%, to $7.6 billion in 2001. This increase is primarily due to the impact on reported revenues of regulation, as indicated by the net changes in base rate revenues and earnings in excess of the regulatory earnings cap (mitigation). The earnings cap is based largely on invested capital and to the extent calculated earnings have been above allowed returns on invested capital, revenues have been reduced. Increases in operating expenses, unless determined to be unrecoverable, have generally resulted in decreases in such mitigation adjustments. Energy sales in gigawatt-hours declined 1% due to milder, more normal weather and a slowing economy, partially offset by the effect of 2% growth in number of customers.

      Gross margin increased by $213 million, or 5%, to $4.6 billion in 2001. This increase is primarily due to lower regulatory earnings cap adjustments that benefited revenues.

      Income before extraordinary items decreased by $12 million, or 1%, to $871 million in 2001. Results in 2001 included a $27 million ($18 million after-tax) write-off of a regulatory asset, pursuant to a regulatory order, and results in 2000 included a $44 million ($28 million after-tax) favorable adjustment related to the 1999 mitigation calculation and a $28 million ($18 million after-tax) gain on an asset sale.

      Results in 2001 also reflected increases in generation maintenance, bad debts and transmission costs as well as higher state and local gross receipts taxes and regulatory assessments. The increase in bad debts and gross receipts taxes was primarily due to the rise in fuel costs and related revenue in late 2000 and early 2001. These items were partially offset by higher interest income on under-recovered fuel costs. In addition, operating expenses in both years reflect certain recoverable charges (write-offs of regulatory assets of $73 million in 2001 and $52 million in 2000).

      On December 31, 2001, US Holdings filed a settlement plan with the Commission that, if approved, will resolve all major open issues related to US Holdings' transition to deregulation and will supersede certain ongoing proceedings. See Regulatory Settlement Plan in Note 4 to Financial Statements for more information.

      The US Electric segment recorded an extraordinary charge of $154 million (after-tax) in the fourth quarter of 2001. This charge includes unrecoverable debt reacquisition expenses necessitated by required refinancings to make the transition to deregulation, as well as the effects of the pending regulatory settlement. See Note 5 to Financial Statements.

2000 versus 1999

      Operating revenues increased $1.2 billion, or 19%, to $7.5 billion in 2000. This increase in operating revenues was due to the increase in fuel revenue, customer growth and increased demand, and the effects of hotter than normal summer weather and an extremely cold fourth quarter 2000, partially offset by the reduction of revenues as a result of the regulatory earnings cap (mitigation) and the fuel reconciliation settlement in 1999. Following the 1999 Restructuring Legislation, mitigation has been recorded as a reduction of revenues, with a corresponding regulatory liability recorded, instead of depreciation expense on nuclear production assets. Results in 2000 included a $44 million ($28 million after-tax) favorable adjustment related to the 1999 mitigation calculation. Electric energy sales volumes for 2000 were 6% higher than in 1999. Fuel revenues for 2000 were $1.0 billion higher than in 1999, primarily as a result of increased fuel prices and higher energy sales.

      Net income increased by $110 million, or 14%, to $883 million in 2000, reflecting increased revenues, a $28 million gain ($18 million after-tax) on an asset sale and lower interest expense and other charges due to the reacquisition of long-term debt and remarketing of certain debt to lower interest rates. Operation and maintenance expenses rose as a result of a $52 million recoverable write-off of certain restructuring expenses and other regulatory assets and increased regulated third-party transmission rates. Excluding these items, operation and maintenance expenses were up less than 1%. In addition, depreciation and other amortization expense was $31 million lower in 2000 compared to 1999, which included mitigation depreciation of $52 million. Results for 1999 were impacted by a fuel reconciliation settlement that reduced 1999 net income by $31 million.

US Gas
------

                                                                                     Year Ended December 31,
                                                                           ------------------------------------------
                                                                             2001              2000             1999
                                                                             ----              ----             ----
                                                                                       Millions of Dollars
Operating revenues ...............................................         $ 1,229           $ 1,107          $   868
                                                                           -------           -------          -------

Operating expenses
     Energy purchase for resale and fuel consumed ................             764               604              357
     Operation and maintenance ...................................             260               256              302
     Depreciation and amortization ...............................              65                61               61
     Goodwill amortization .......................................              22                22               21
     Taxes other than income .....................................              95                63               59
                                                                           -------           -------          -------
           Total operating expenses ..............................           1,206             1,006              800
                                                                           -------           -------          -------

Operating income .................................................              23               101               68

Other income (deductions)-- net ..................................              28                61               12
                                                                           -------           -------          -------

Income before interest and other charges, and income taxes .......              51               162               80

Interest income ..................................................              19                11                1

Interest expense and other charges ...............................              80                84               79
                                                                           -------           -------          -------

Income  (loss) before income taxes ...............................             (10)               89                2

Income tax expense (benefit) .....................................               6                40               (2)
                                                                           -------           -------          -------

Net income (loss) ................................................         $   (16)          $    49          $     4
                                                                           =======           =======          =======

Segment Highlights

                                                                             2001        2000         1999
                                                                             ----        ----         ----
     Gas distribution sales volumes (billion cubic feet - Bcf) .........      144         138          117
     Pipeline transportation volumes (Bcf) .............................      546         601          551
     Heating degree days (% of normal) .................................       98%         95%          70%

     Gas distribution customers
            (end of year - in thousands) ...............................    1,447       1,438        1,407

2001 versus 2000

      The US Gas segment's operating revenues increased $122 million, or 11%, to $1.2 billion in 2001. This increase reflects higher gas distribution prices (from higher natural gas costs and revenue enhancement activities) and volumes, primarily as a result of the colder winter weather in the first quarter of 2001, partially offset by a $54 million effect of the absence of revenues from the gas processing business sold in May 2000.

      Gross margin declined $38 million, or 8%, to $465 million, primarily due to a $42 million effect of the gas processing business sold in 2000. The lower gross margin also reflected certain gas cost adjustments that are unrecoverable under regulatory mechanisms.

      The US Gas segment had a net loss of $16 million in 2001 compared to net income of $49 million in 2000. Results in 2000 included a $53 million ($34 million after-tax) gain on the sale of the gas processing business. The weaker results also reflect the decrease in gross margin discussed above, higher operating expenses in several categories, including gross receipts taxes, due to higher revenues on which such taxes are based, bad debts, and maintenance costs to improve system reliability. The increase in gross receipts taxes and bad debts was primarily due to the rise in natural gas costs and related revenue in late 2000 and early 2001. These increases were partially offset by a favorable settlement of a gas purchase contract and lower net interest expense.

2000 versus 1999

      The US Gas segment's operating revenues increased $239 million, or 28%, to $1.1 billion in 2000, driven by gas distribution operations. This increase reflects the revenue effect of the rise in prices for natural gas experienced in 2000 and increased demand for natural gas due to colder winter weather.

      Net income increased $45 million, to $49 million in 2000. Results in 2000 included a $53 million ($34 million after-tax) gain on the sale of the gas processing business. Operating results for 2000 also reflected increased margin for gas distribution operations due to rate relief granted, significantly increased volumes distributed in response to colder winter weather, and cost reductions. Net income for 1999 included gains of $8 million from the sale of assets.

US Energy
---------

                                                                             Year Ended December 31,
                                                                 -----------------------------------------------
                                                                  2001                2000                1999
                                                                  ----                ----                ----
                                                                               Millions of Dollars
    Operating revenues .......................................   $ 5,582             $ 5,508             $ 3,072
                                                                 -------             -------             -------

    Operating expenses
         Energy purchased for resale and fuel consumed .......     5,195               5,430               2,974
         Operation and maintenance ...........................       331                 187                 147
         Depreciation and amortization .......................         6                   5                   7
         Taxes other than income .............................         7                   4                   4
                                                                 -------             -------             -------
               Total operating expenses ......................     5,539               5,626               3,132
                                                                 -------             -------             -------

    Operating income (loss) ..................................        43                (118)                (60)

    Other income (deductions)-- net ..........................       (18)                  -                   4
                                                                 -------             -------             -------

    Income (loss) before interest and income taxes ...........        25                (118)                (56)

    Interest income ..........................................         4                   7                   2

    Interest charges .........................................        22                  24                  12
                                                                 -------             -------             -------

    Income (loss) before income taxes ........................         7                (135)                (66)

    Income tax expense (benefit) .............................         1                 (47)                (23)
                                                                 -------             -------             -------

    Net income (loss) ........................................   $     6             $   (88)            $   (43)
                                                                 =======             =======             =======


Segment Highlights

                                                                    2001                2000                1999
                                                                    ----                ----                ----
    Sales volumes (physical):
         Gas (billion cubic feet) - wholesale and large
          commercial and industrial retail ...................       864               1,242               1,102
         Electric (gigawatt-hours) - wholesale ...............    26,105              21,917               6,544

2001 versus 2000

      The US Energy segment's operating revenues increased $74 million, or 1%, to $5.6 billion in 2001. This growth reflected unrealized gains from mark-to-market valuations of wholesale trading positions and certain retail contracts (see discussion of gross margin) and higher wholesale power (electricity) sales. Physical wholesale power volumes sold grew 19% during 2001. This growth was partially offset by lower natural gas sales. Physical gas volumes sold declined 30%, although average gas sales prices rose 37%.

      Gross margin increased $309 million to $387 million in 2001. The growth reflected increased power trading activities in the ERCOT region in anticipation of deregulation in Texas, as well as increased trading in markets outside of Electric Reliability Council of Texas (ERCOT). Revenues and gross margin in 2001 were impacted favorably by a $219 million net effect of mark-to-market valuations of wholesale trading positions. In addition, during 2001 the retail energy services business began entering into contracts with large commercial and industrial customers for electricity deliveries in Texas. The contracts for such deliveries are derivatives, and $88 million in origination gains were recorded upon inception of these contracts. An additional $38 million in origination gains were recorded in 2001 primarily related to commercial and industrial retail contracts for sales of natural gas, but $31 million in gains were realized within the year, as the majority of the contracts are short-lived.

     The US Energy segment had net income of $6 million in 2001 compared to a net loss of $88 million in 2000. The improved results reflected the higher out-of-ERCOT trading margins, optimization of the forward ERCOT positions and retail energy services margins. These benefits were partially offset by higher spending for staffing and computer systems to support expanded trading and retail operations, largely in anticipation of deregulation of the Texas electricity market on January 1, 2002. In 2001, US Energy recorded $18 million principally from writedowns on values of certain investments.

2000 versus 1999

     Operating revenues for the US Energy segment increased $2.4 billion, or 79%, to $5.5 billion in 2000. This growth reflected a more than three fold increase in wholesale power sales volumes and a 13% increase in wholesale natural gas sales volumes, as well as significantly higher natural gas prices.

     The US Energy segment posted a net loss of $88 million in 2000, which was $45 million, or 105%, more than in 1999. Results for 2000 reflect lower margins on energy trading activities, costs associated with moving the trading operations to Dallas, continued planned expenditures to prepare the trading and retail operations for the opening of the Texas electricity market to competition, increased interest expense and other charges to finance expansion of the business and higher bad debt expense. Partially offsetting the increase in costs was higher interest income on margin deposits.

Europe
------

                                                       Year Ended  December 31,
                                                     ---------------------------
                                                       2001*     2000*    1999
                                                     -------     -----    ----
                                                         Millions of Dollars
Operating revenues ...............................   $12,719  $  7,044  $  6,090
                                                     -------  --------  --------

Operating expenses

  Energy purchase for resale and fuel consumed....    10,406     4,927     3,645
  Operation and maintenance.......................     1,500     1,050     1,142
  Depreciation and amortization ..................       216       241       281
  Goodwill amortization...........................       177       154       140
                                                     -------  --------  --------
     Total operating expenses.....................    12,299     6,372     5,208
                                                     -------  --------  --------

Operating income..................................       420       672       882

Other income (deductions)-- net...................       (45)      121        12
                                                     -------  --------  --------
Income before interest and income taxes...........       375       793       894

Interest income...................................        99        90       102

Interest expense and other charges................       579       574       563
                                                     -------  --------  --------

Income (loss) before income taxes.................      (105)      309       433

Income tax expense (benefit)......................      (263)       94       153
                                                     -------  --------  --------

Net income........................................   $   158  $    215  $    280
                                                     =======  ========  ========

Segment Highlights

                                                                  2001*         2000*        1999
                                                                  -----         -----        ----
 Sales volumes:
    Electric (gigawatt-hours - GWh) ........................     50,150        39,849      36,424
    Gas (billion cubic feet- Bcf) ..........................        143           115         126
    Wholesale energy sales (physical):
       Electricity (GWh) ...................................    148,160       111,259      78,950
       Gas (Bcf) ...........................................      1,585         1,060         447

Revenues (millions):
    Electric ...............................................   $  3,373      $  2,800     $ 3,033
    Gas ....................................................        752           529         565
    Electricity distribution ...............................        454           535         657
    Wholesale energy sales .................................      7,158         3,318       2,168
    Intra-segment eliminations and other ...................        982          (138)       (333)
                                                               --------      --------     -------
       Total ...............................................   $ 12,719      $  7,044     $ 6,090
                                                               ========      ========     =======

Customers (end of year - in thousands)
    Electric ...............................................      4,395         4,358       2,931
    Gas ....................................................      1,273         1,127         805


*Includes results of acquired businesses from dates of acquisitions.

2001 versus 2000

     TXU Europe's operating revenues increased by $5.7 billion, or 81%, to $12.7 billion in 2001. On a pound sterling basis, the increase in revenues was 92%. This increase is primarily the result of the continued expansion of wholesale trading activity in the UK, Nordic and Central European markets. Wholesale electricity and gas physical sales volumes in 2001 increased 33% and 50%, respectively, over 2000. Trading activity in the UK increased partially as a result of the implementation of the New Electricity Trading Arrangements (NETA) in March 2001 which eliminated the old Pool system and allows contracts to be made directly between counterparties. Acquisitions of a retail business in the UK in 2000 and a utility and retail business in Germany in 2001 provided $1.0 billion of the revenue growth.

     Revenues from TXU Europe's electricity distribution (networks) business, which was sold in January 2002, were $454 million in 2001 and $535 million in 2000. The decrease primarily reflects the adverse impact of the OFGEM Distribution Price Controls, which reduced rates by 28% effective April 1, 2000.

     Gross margin increased $196 million, or 9%, to $2.3 billion in 2001, reflecting the impact of acquisitions and a $65 million ($45 million after-tax) benefit from renegotiating a power supply contract. Revenues and gross margin in 2001 were favorably impacted by a $58 million net effect of mark-to-market valuations of trading positions.

     The Europe segment reported a decline in net income of $57 million, or 27%, to $158 million in 2001. Results for 2001 included a $125 million ($88 million after-tax) loss, after transaction costs, on the sale of the networks business, $80 million ($56 million after-tax) in restructuring charges related primarily to outsourcing retail customer service operations and establishing the 24seven joint venture to manage UK networks operations and a $31 million ($22 million after-tax) net charge related to the Enron bankruptcy. Other activity in 2001 related to TXU Europe's power portfolio and related investments included a $206 million loss ($15 million after-tax) on disposals and transfers of UK generation plants, and a $73 million ($51 million after-tax) gain on the sale of an investment in a Spanish power company. Results for 2000 included $120 million ($85 million after-tax) in restructuring charges primarily related to the retail and networks operations as described above, a $44 million ($31 million after-tax) gain on sale of the UK metering business and a $30 million ($21 million after-tax) gain on sale of an investment in an Eastern European power company.

     The low effective tax rate on the disposals and transfers of generation plants in the UK reflected retained UK tax benefits and reductions of related deferred tax liabilities.

     In addition to the effects of the above items, the decline in net income from 2000 reflected less volatility in wholesale power prices, which reduced profit opportunities in the UK trading operations, competitive pressures in the UK retail operations, lower profits in the networks business due to lower regulated rates and the unfavorable translation impact of a stronger US dollar.

     The income tax benefit of $263 million in 2001 includes $152 million of foreign tax credits for US tax purposes associated with generation plant dispositions and transfers.

2000 versus 1999

     TXU Europe's operating revenues increased by $954 million, or 16%, to $7.0 billion in 2000. On a pound sterling basis, the increase in revenues was 24%. The increase is primarily due to expansion of wholesale trading activity. Wholesale electricity and gas sales volumes in 2000 increased 27% and 124%, respectively, over 1999. Revenues from the energy retail operations declined, reflecting the addition of customers from the Norweb Energi business that was more than offset by a reduction in revenues from other customers. Networks revenues were $535 million for 2000 compared with $657 million for 1999. The decrease primarily reflects the adverse impact of the OFGEM Distribution Price Controls, which reduced rates by 28% effective April 1, 2000, partially offset by higher unit sales. In response to the rate reduction, the distribution joint venture, 24seven, was created to provide distribution services to customers at lower cost.

     The Europe segment reported a decline in net income of $65 million, or 23%, to $215 million in 2000. The decrease primarily reflects the adverse impact of the OFGEM Distribution Price Controls and the strengthening of the US dollar against the pound sterling, which decreased net income approximately $16 million. Results for 2000 also included restructuring charges associated with the creation of the joint venture 24seven, the contracting of TXU Europe's customer service function to Vertex Data Science Limited (Vertex) and for other staff reorganizations. Partially offsetting these costs was a gain from the sale of the UK metering business and a gain on the sale of TXU Europe's interest in a power company in Eastern Europe.

Australia
---------

                                                                    Year Ended December 31,
                                                               ---------------------------------

                                                                2001         2000*          1999*
                                                                ----         -----          -----
                                                                       Millions of Dollars
Operating revenues ....................................        $   700     $    717       $    682
                                                               -------     --------       --------

Operating expenses
     Energy purchase for resale and fuel consumed .....            332          332            268
     Operation and maintenance ........................            138          141            216
     Depreciation and amortization ....................             60           60             56
     Goodwill amortization ............................             19           21             21
                                                               -------     --------       --------
           Total operating expenses ...................            549          554            561
                                                               -------     --------       --------

Operating income ......................................            151          163            121

Other income (deductions)-- net .......................             (3)           9             (6)
                                                               -------     --------       --------

Income before interest and income taxes ...............            148          172            115

Interest charges ......................................            126          151            131
                                                               -------     --------       --------


Income (loss) before income taxes ....................              22           21            (16)

Income tax benefit ....................................            (31)         (36)           (22)
                                                               -------     --------       --------

Net income ............................................        $    53     $     57       $      6
                                                               =======     ========       ========

Segment Highlights

                                                                2001         2000*          1999*
                                                                ----         -----          -----
Sales volumes:
     Electric (Gigawatt-hours) ........................          5,351        5,380          5,509
     Gas (Billion cubic feet) .........................             66           64             51


Revenues (millions):
     Electric .........................................        $   314     $    338       $    365
     Gas ..............................................            166          167            128
     Other ............................................            220          212            189
                                                               -------     --------       --------
           Total ......................................        $   700     $    717       $    682
                                                               =======     ========       ========

Customers (end of year-in thousands)
     Electric .........................................            533          517            511
     Gas ..............................................            427          419            410

*Includes results of acquired businesses from dates of acquisitions.

2001 versus 2000

     Operating revenues decreased $17 million, or 2%, to $700 million in 2001, primarily the effect of the stronger US dollar. Australian dollar revenues increased A$111 million or 9% in 2001. This improvement reflected an increase in the number of customers, a full year of revenue in 2001 from a power generation plant acquired in May 2000 and favorable wholesale trading results. Partially offsetting this increase was lower electric distribution revenue due to lower tariffs.

     Gross margin decreased by $17 million, or 4%, to $368 million in 2001. Australian dollar gross margin increased 7%, largely in line with the revenue growth. Revenues and gross margin in 2001 were favorably impacted by a $4 million net effect of mark-to-market valuations of trading positions.

     Net income decreased $4 million, or 7%, to $53 million in 2001. Australian dollar net income increased 6% reflecting the revenue growth and lower interest rates, partially offset by a $16 million gain on the sale of Enetech in 2000.

2000 versus 1999

     Operating revenues increased $35 million, or 5%, to $717 million in 2000. On an Australian dollar basis, the increase in revenues was 17%. The increase is primarily due the effects of acquired businesses and new gas sales contracts entered into in 2000. Partially offsetting these items were decreases in electric revenues due to the competitive pressures experienced with electric customer contract renewals in July 2000 and lower construction revenues due to the sale of Enetech.

     The Australia segment's net income increased $51 million to $57 million in 2000. Results benefited from a decrease of $75 million in operation and maintenance expenses due to cost savings achieved from integration of natural gas operations and the sale of Enetech. Results for 2000 benefited from a full year of merchant trading operations and operations of TXU Australia Gas (acquired February 1999), results of Optima from its date of acquisition in May 2000, a gain from the sale of Enetech and additional income from the underground gas storage facility. Partially offsetting these items was higher interest expense and other charges due to increases in interest rates and higher average debt balances primarily due to the recent acquisitions. Results for 1999 included acquisition-related costs totaling $17 million after-tax.

COMPREHENSIVE INCOME

     TXU Corp. adopted SFAS No. 133 effective January 1, 2001 and recorded a $132 million charge to other comprehensive income to reflect the cumulative fair value of cash-flow-hedge derivatives at transition. The change in other comprehensive income from cash flow hedges is related primarily to the change in fair values and the exemption of certain energy contracts in Europe as accounting hedges that meet the normal purchase and sale exception following implementation of NETA and the implementation of new interpretations of SFAS No.
133. (Sees Note 2 and 3 to Financial Statements.) The losses from currency translation adjustments for all periods principally reflect the substantial movement in exchange rates between the US dollar and the UK pound sterling and the Australian dollar. The unrealized holding gains (losses) on investments are primarily related to changes in market value of TXU Europe's equity investments in power companies. The reclassification of gains realized on the sale of investments relates to the sale in 2000 and 2001 of the same investments.

     TXU Corp. has historically used, and will continue to use, other derivatives that are highly effective in offsetting future cash flow volatility in interest rates, currency exchange rates and energy commodity prices. The fair value of derivatives that are effective as cash flow hedges are recorded as derivative assets or liabilities with an offset in other comprehensive income.

     The amounts included within other comprehensive income reflect the value of the cash flow hedges, based on current market conditions, to be used in the future to offset the impact on related payments of expected changes in prices. The effects of the hedge will be recorded in the statement of income as the related transaction is actually settled.

FINANCIAL CONDITION LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows -- Cash flows provided by operating activities for 2001 were $2.3 billion compared to $1.7 billion and $2.2 billion for 2000 and 1999, respectively. The increase in 2001 of $584 million, or 35%, was primarily driven by collections of the prior year's under-recovered fuel costs in the US Electric segment. The decline in 2000 of $488 million, or 22%, was also due primarily to the under-recovered fuel costs. Due to the significant increase in natural gas costs in 2000, the US Electric segment did not recover through customer billings all of its fuel costs incurred. Subsequent regulatory proceedings resulted in approved rate increases that allowed substantial cost recovery during 2001.

     Cash flows provided from investing activities for 2001 totaled $67 million. This compares to $1.2 billion and $3.1 billion used for investing activities in 2000 and 1999, respectively. Acquisition activity declined to $225 million in 2001, compared to $809 million and $1.0 billion in 2000 and 1999, respectively. Proceeds from the sale of assets were $1.5 billion in 2001 compared with $832 million in 2000 and $91 million in 1999. (See table below). Capital expenditures were $1.6 billion for 2001, compared with $1.4 billion and $1.6 billion for 2000 and 1999, respectively. Included in cash flow for 2001 was $509 million of restricted cash that was released upon the transfer of certain UK power plants under leasing agreements.

     Cash flows used in financing activities for 2001 were $2.2 billion, primarily reflecting the pay down of debt. Retirements and repurchases of debt and equity securities totaled $8.5 billion and issuances totaled $7.1 billion. Net redemptions of commercial paper totaled $1.0 billion, and notes payable to banks increased $1.1 billion. As a result of the unbundling of US Holdings and related refinancings, there were substantial early retirements and issuances of long-term debt and retirements of preferred securities for 2001. Cash flows from financing activities were $13 million in 2000 and $782 million in 1999. Cash dividends paid approximated $640 million in each of the three years.

Investing Activities - Acquisitions and Dispositions

     Acquisitions -- TXU Corp. and its subsidiaries have made the following acquisitions which were accounted for as purchase business combinations. The results of operations of the acquired companies are reflected in the consolidated financial statements from their respective acquisition dates.

                                                                   Total
                                                    Date           Cash
                   Acquisition                    Acquired     Consideration
                   -----------                    --------     -------------
                                                               (in millions)
    Stadtwerke Kiel AG in Germany (Kiel AG)....   Jan. 2001        $  217
    Norweb Energi in the UK
      (a division of Norweb plc) ..............   Aug. 2000           496
    Fort Bend Communications, Inc. (FBCC)(a) ..   May  2000           161
    Optima Energy Pty Ltd (Optima) ............   May  2000           177
    TXU Australia Gas .........................   Feb. 1999         1,000

      --------------
     (a) Transferred to the Pinnacle joint venture in August 2000.

     TXU Corp. will pursue potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and will dispose of nonstrategic assets to allow redeployment of resources into faster growing opportunities in an effort to enhance the long-term return to its shareholders.

     Dispositions -- TXU Corp. and its subsidiaries have disposed of the following businesses, investments and assets:

                                              Cash                                                               Cash
                                          Consideration                                                      Consideration
               2001                         Received                          2000                             Received
               ----                         --------                          ----                             --------
Spanish power company investment......      $  469        US gas processing business......................      $105
UK generating plants .................         819        UK metering business ...........................        54
North Sea gas fields .................         154        Eastern European power company investment ......        76
Other sales ..........................          40        Other sales of investments (TXU Europe) ........        74
                                            ------        Australian construction company ................        28
      Total ..........................      $1,482        PrimeCo telecommunications investment
                                            ======          (sold in 1999, cash received in 2000) ........       350
                                                          Other sales ....................................       145
               1999                                                                                             ----
               ----                                            Total .....................................      $832
Office building (TXU Gas) ............      $   37                                                              ====
Other sales ..........................          54
                                            ------
      Total ..........................      $   91
                                            ======

      During 2001, TXU Europe restructured its UK generating portfolio with the following sales and transfers completed or announced in 2001:

                                                  Sale
                                               Completion                  Generating        2001
           Station                                Date       Plant Type     Capacity     Cash Proceeds
           -------                             ----------    ----------    ----------    -------------
     West Burton (a) .......................     Dec 2001    Coal-fired      2,000 MW        $466
     Peterborough and King's Lynn (b).......     Oct 2001     Gas-fired        705 MW         259
     Rugeley (c) ...........................    July 2001    Coal-fired      1,000 MW          94

      ----------------
     (a) Sold to LE Group. Total cash sales price of $530 million net of $64 million for fuel inventory.
     (b)   Transferred to Centrica through leasing arrangements.
     (c) Total cash sales price was $280 million. Cash received at closing was $94 million with the remaining cash proceeds received in January 2002.

     On January 18, 2002, TXU Europe completed the sale of its UK electricity distribution (networks) business, and its 50% interest in 24seven to London Electricity Group plc (LE Group) for $1.873 billion, consisting of a cash payment of $801 million and the assumption by LE Group of $1.072 billion aggregate principal amount of debt. The transaction will result in approximately $1.9 billion of debt reduction, consisting of $1.072 billion of assumed debt and approximately $801 million of debt being repaid using the cash proceeds from the sale.

     In December 2001, US Holdings agreed to sell its Handley and Mountain Creek steam electric generating plants for $443 million in cash. The Handley plant consists of five natural gas-fueled generating units with a total plant capacity of 1,441 MW and is located in Fort Worth, Texas. The Mountain Creek plant in Dallas, Texas consists of five natural gas-fueled generating units with a total plant capacity of 893 MW. The transaction includes a purchase power and tolling agreement for TXU Energy Trading to purchase power during summer months for the next five years. The transaction is expected to be completed in early 2002.

     Future Capital Requirements -- Capital expenditures are estimated at $1.6 billion for 2002 and are expected to be funded by cash flows from operations. Approximately $800 million of this is for maintenance and organic growth of existing operations. Approximately 34% is planned for our US energy business, 23% for our international energy business, 37% for our US energy delivery business, and 6% for other activities. The remaining $800 million represents discretionary spending on potential business opportunities. It is expected that 25 to 50% will be in the international energy business, primarily in Europe, and the rest in the US, primarily in the energy business.

     Changes in Capital -- During 2001, TXU Corp. had two equity purchase agreements with separate financial institutions to repurchase shares of TXU Corp.'s common stock. In April 2001, TXU Corp. repurchased 1,252,500 shares of its common stock for $44 million under one of the equity purchase agreements. Following that purchase, TXU Corp. terminated both contracts without purchasing additional shares. Settlement of these agreements had no effect on earnings. During 2000, TXU Corp. repurchased approximately 18.6 million shares of its common stock for $596 million through open market purchases. No additional repurchases are planned for 2002.

     Other Capital Transactions -- Beginning in August 2001, TXU Corp.'s requirements under the Direct Stock Purchase and Dividend Reinvestment Plan and TXU Corp. Thrift Plan were met through additional issuances of common stock.

     Capitalization -- External funds of a permanent or long-term nature are obtained through the issuance of common, preference and preferred stock, TXU Corp. or subsidiary obligated, mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of TXU Corp. or related subsidiary (trust securities) and long-term debt by TXU Corp. and subsidiaries. The capitalization ratios of TXU Corp. at December 31, 2001, consisted of approximately 59.3% long-term debt, less amounts due currently, 5.4% equity-linked debt securities, 2.7% trust securities, 0.8% preferred stock of subsidiaries, 1.2% preference stock and 30.6% common stock equity. Not reflected in these ratios is restricted cash of $520 million included in other investments that collateralizes certain TXU Europe capital lease obligations.

     Equity-Linked Debt Securities -- In October 2001, TXU Corp. issued a total of 20 million equity-linked debt securities (2001 Equity Units), each having an initial stated amount per security of $50. These securities consist of purchase contracts under which the holder will purchase from TXU Corp. shares of its common stock on settlement dates in 2004 and 2005 and TXU Corp.'s Series K Senior Notes due 2006 and Series L Senior Notes due 2007. Gross proceeds from the offering were $1.0 billion. Net proceeds were used to repay commercial paper. (See Note 7 to Financial Statements).

     TXU Corp.'s $700 million of equity-linked debt securities issued in 1998 (1998 Equity Units) consisted of purchase contracts, under which the holder would purchase from TXU Corp., on settlement dates in 2001 and 2002, shares of its common stock, and TXU Corp.'s Series D Senior Notes due 2003 and Series E Senior Notes due 2004. On August 16, 2001, TXU Corp. issued 7.5 million shares of common stock for $351 million in fulfillment of stock purchase contracts with holders of these securities. Also, the coupon rate on the $350 million TXU Corp. Series D Notes due 2003 was reset from 6.37% to 5.52% commencing August 16, 2001.

     US Debt Restructure -- During the fourth quarter of 2001, TXU Corp. restructured its debt in connection with its plan for compliance with the 1999 Restructuring Legislation. As a result of the debt restructuring and refinancings, TXU Corp. recorded an extraordinary charge of $97 million after-tax. (See Notes 4 and 5 to Financial Statements).

     Issuances and Retirements -- During 2001, TXU Corp. or its subsidiaries issued, redeemed, reacquired, defeased or made scheduled principal payments on debt and trust securities for cash, as follows:

                                                                           Issuances    Retirements
                                                                           ---------    -----------
TXU Corp:
  Senior notes .........................................................    $   800       $   925
  Mandatory putable securities .........................................          -           375
  Other long-term debt .................................................          -            77
  Equity-linked debt securities ........................................      1,000             -

US Holdings:
  First mortgage bonds .................................................        400           848
  Pollution control revenue bonds ......................................      1,288         1,293
  Trust securities .....................................................          -           837
  Debentures ...........................................................      1,500           290
  Other long-term debt .................................................          -            76

TXU Europe:
  Term loan ............................................................          -         1,083
  Revolving Credit Facility (Tranche A) ................................        577             -
  Sterling Credit Facility (Tranche B) .................................        120           438
  Euro medium term note ................................................          -           144
  Other long-term debt including capital lease obligations .............        108         1,338

TXU Australia:
  Other long-term debt .................................................        966           752

All other subsidiaries .................................................          -             5
                                                                            -------       -------

  Total ................................................................    $ 6,759       $ 8,481
                                                                            =======       =======

     Registered Financing Arrangements -- TXU Corp., US Holdings, TXU Gas and other subsidiaries of TXU Corp. may issue and sell additional debt and equity securities as needed, including the possible future issuance and sale: (i) by US Holdings of up to $25 million of Cumulative Preferred Stock and up to an aggregate of $924 million of additional Cumulative Preferred Stock, First Mortgage Bonds, debt securities and/or preferred securities of subsidiary trusts and (ii) by TXU Gas of up to an aggregate of $400 million of debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933.

     Short-term Financing and Liquidity Facilities -- At December 31, 2001, TXU Corp. and its subsidiaries had short-term facilities available as follows:

                                                                                               Borrowings Under Facilities at
                                                                                                      December 31, 2001
                                                                                               ------------------------------
                                                                                               Facility
Facility                                       Expiration Date            Borrowers             Limit    Outstanding    Unused
--------                                       ---------------            ---------             -----    -----------    ------
US Credit Agreements Facility A (a) .........  April  2002          TXU Corp., US Holdings      $1,400     $    -       $1,400
US Credit Agreements Facility B (a)(b) ......  February 2005        TXU Corp., US Holdings       1,400          -          932 (b)
US Credit Facility ..........................  June 2002            TXU Corp.                      700        700            -
Revolving Credit Facilities -
   Tranche A (c) ............................  November 2006        TXU Europe                   1,160        854          306
   Tranche C (d) ............................  January 2002         TXU Europe                     870        813           57
Senior Facility .............................      N/A              TXU Australia                  905        859           46
Subordinated Acquisition Facility ...........      N/A              TXU Australia                  211        211            -
Working Capital Facilities ..................      N/A              TXU Australia                   51         32           19

(a) US Holdings' borrowings under both facilities are limited to an aggregate amount outstanding at any one time of $2 billion. US Credit Agreements primarily support commercial paper borrowings of TXU Corp.
(b) At December 31, 2001, letters of credit outstanding under this agreement totaled $468 million.
(c) Outstanding borrowings were $275 million reflected in short-term notes payable-banks and $579 million reflected in long-term debt. The short-term borrowing was repaid in January 2002 with proceeds received from a UK plant sale.
(d) Tranche C was a bridge facility repaid and cancelled on January 21, 2002 in connection with the sale of the UK networks business.

     TXU Corp. and US Holdings have joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions that support TXU Corp.'s commercial paper program. TXU Gas was removed as a borrower from both facilities effective January 1, 2002. Short-term liquidity requirements of TXU Gas will be met through advances from TXU Corp. All borrowed amounts outstanding under Facility A at the expiration date must be repaid within one year. Facility B provides for the issuance of up to $500 million of letters of credit. At December 31, 2001, there were no borrowings outstanding under these facilities.

     Under the commercial paper program, $853 million was outstanding at December 31, 2001. TXU Corp. currently anticipates that it will continue to renew these or comparable, appropriately-sized facilities on an annual basis. If it were unable to renew these facilities, TXU Corp. and its subsidiaries would seek other liquidity sources, either internally or within bank or capital markets.

     In connection with the unbundling of US Holdings, in December 2001, TXU Corp. entered into a fully drawn $700 million credit facility (US Credit Facility) with a financial institution that matures June 30, 2002. TXU Corp. currently expects to repay this bridge facility with proceeds from capital markets transactions by its subsidiaries.

      During 2002, TXU Corp. and its subsidiaries will have financing needs to fund ongoing working capital requirements and maturities of long-term debt and to refinance bridge facilities entered into in connection with the financial restructuring of US Holdings in 2001. TXU Corp. and its subsidiaries intend to fund these financing needs through the issuance of long-term debt and/or equity. Other sources of funding include proceeds from asset sales, issuance of commercial paper, bank borrowings, and loans from other subsidiaries. If these options become unavailable for any reason, TXU Corp. and its subsidiaries could borrow under their credit facilities. During 2002, TXU Corp. may repurchase certain debt securities classified as long-term as of December 31, 2001. Such classification is based on TXU Corp.'s ability and intent to fund such repurchases through issuances of long-term debt.

      Europe -- Revolving Credit Facilities Agreement -- In connection with the sale of its UK networks business, TXU Europe terminated the old Sterling Credit Agreement, with all borrowings repaid along with associated interest. A new Revolving Credit Facilities Agreement, dated November 19, 2001, immediately replaced the old senior debt facility. There are three tranches in this facility. Tranche A is a multi-currency, (pound)800 million five-year revolver which allows for short-term borrowings and the extension to a long- term basis.

     Tranche B is a (Pounds)230 million standby facility to cover waivers needed on two letter of credit facilities. This was not drawn upon and has been cancelled. Tranche C was a (Pounds)600 million short-term bridge facility. This facility was repaid and cancelled in January 2002 upon receipt of proceeds from the UK networks sale. As of December 31, 2001, the outstanding borrowings under this facility were as follows: short-term - Tranche A - (Pounds)190 million ($275 million) at 4.72% per annum (repaid in January 2002 with proceeds from a plant sale) and Tranche C - (Pounds)560 million ($813 million) at 4.70% per annum (also repaid in January 2002); long-term - Tranche A - (Pounds)399 million ($579 million) of various currency loans due 2006.

     Summary -- TXU Corp.'s goal is to continue to maintain credit ratings necessary to allow TXU Corp. or its subsidiaries to access the commercial paper market. If TXU Corp. and its subsidiaries were to experience a substantial downgrade of their respective credit ratings, which they do not anticipate, access to the commercial paper markets could no longer be possible, resulting in the need to borrow under committed bank lines or seek other liquidity sources.

     In order to borrow under these credit facilities, TXU Corp. must be in compliance with the applicable covenants and certain other conditions. These covenants consist principally of a total debt to capitalization ratio and a fixed charge coverage ratio. Incremental borrowings that would increase the outstanding principal amount borrowed would be prohibited if a material adverse change, as defined in the applicable agreements, occurred. TXU Corp. is in compliance with these covenants and meets the required conditions at December 31, 2001 and anticipates that it will remain in compliance. In the event TXU Corp. were not in compliance with the applicable covenants and other conditions, TXU Corp. may need to pursue alternative sources of funding.

     TXU Corp. and its subsidiaries may also from time to time utilize these short-term facilities to temporarily fund maturities and early redemptions of long-term debt and other securities, as well as its short-term requirements. If TXU Corp and its subsidiaries were unable to access the capital markets to refund these short-term borrowings, additional liquidity sources would be necessary.

     Sale of Receivables -- TXU Corp., through its subsidiaries, has several facilities to provide financing through sales of customer accounts receivable. All of the facilities continually sell customer accounts receivables or undivided interests therein to financial institutions on an ongoing basis to replace those receivables that have been collected.

     TXU Corp. indirectly owns TXU Receivables Company, an unconsolidated bankruptcy remote entity established in accordance with SFAS No. 140 to purchase receivables. Prior to January 1, 2002, TXU Gas and US Holdings sold certain customer accounts receivable to TXU Receivables Company which sells undivided interests in accounts receivable it purchases to financial institutions. As of January 1, 2002, the program was amended to terminate US Holdings' participation and to add TXU Energy Retail Company LP, TXU SESCO Energy Services Company and Oncor Electric Delivery Company as qualified originators of accounts receivable under the program. As of December 31, 2001, originators had sold $923 million face amount of receivables to TXU Receivables Company under the program in exchange for cash of $500 million and $414 million in subordinated notes, with $9 million representing the costs of the program since inception in August 2001. Annualized costs of the program approximated 3.7% of the cash proceeds from the receivable sales. An additional $100 million of cash related to the receivables sold as of December 31, 2001 was received subsequent to year-end, bringing the total cash received for those receivables to $600 million and reducing the notes by $100 million. TXU Receivables Company funded the cash paid through sales of undivided interests in the purchased receivables to financial institutions. See
Note 6 to Financial Statements. TXU Receivables Company purchases the receivables at a discount that is adjusted periodically to reflect any changes in the credit risk profile of the receivables, the costs of the program and other factors. The subordinated notes receivable from TXU Receivables Company are included in accounts receivable in the consolidated balance sheet.

     At December 31, 2001, accounts receivable of TXU Europe were reduced by (Pounds)181 million ($263 million) under a program with a commercial bank, and (Pounds)108 million ($157 million) of future receivables sold were reflected as other short-term loans on the balance sheet. The amounts for short-term loans bear interest at an annual rate, which was 4.13% at December 31, 2001, based on commercial paper rates plus a margin. The program was amended in the third quarter of 2001 and the overall limit was reduced to (Pounds)300 million.

     Europe -- EMTN Program -- At December 31, 2001, TXU Europe has a (Euro)2.0
     ------
billion Euro Medium Term Note (EMTN) program, under which TXU Europe may from time to time issue notes in various currencies. As of December 31, 2001, a financing subsidiary of TXU Europe has (Pounds)301 million ($437 million) of 35 Put 5 Resettable Notes due 2035 (Resettable Notes) outstanding under the EMTN program. The initial interest rate on the Resettable Notes, up to the first reset date of November 30, 2005, is 7.7875%. The issuer of the Resettable Notes has a call option to repurchase the Resettable Notes at par on November 30, 2005. This call option has been assigned to commercial banks for consideration of approximately (Pounds)5 million ($7 million) per annum for five years. The Resettable Notes also include a put option that is exercisable at November 30, 2005 by the holder and a reset feature that permits the holder to remarket the Resettable Notes at a different interest rate if the put is not exercised. On the reset date, the new interest rate will be determined in accordance with the terms of the Resettable Notes for the next 6 to 20 years. The Resettable Notes can be redeemed at principal plus accrued interest on November 30, 2005.

     As of December 31, 2001, there was (Pounds)275 million ($399 million) in 7.25% Sterling Eurobonds due March 8, 2030 outstanding under the EMTN program. TXU Europe has granted to the holders an optional put in 2015 in exchange for a waiver of a provision that would have prohibited the disposition of the UK networks business. A similar provision in the Resettable Notes has been waived for a fee without any further changes to the terms of the Resettable Notes.

     See Notes 6, 7, 8 and 9 to Financial Statements for further details concerning short-term financing, long-term debt, trust securities, and preferred stock of subsidiaries.

     Regulatory Asset Securitization -- On December 31, 2001, US Holdings filed a settlement plan with the Commission that, if approved, would provide for Oncor to receive a financing order authorizing it to issue transition bonds in the amount of $1.3 billion to monetize and recover its generation-related regulatory assets. The settlement provides that there will be an initial issuance of bonds in the amount of up to $500 million upon approval of the settlement followed by a second issuance for the remainder after 2003. Proceeds from the securitization will be used to reduce debt. This settlement resolves all issues related to generation-related regulatory assets and liabilities. For more information concerning securitization of regulatory assets, see Note 4 to Financial Statements.

     Long-term Contractual Obligations and Commitments -- The following table summarizes the contractual cash obligations of TXU Corp. for each of the periods presented (see Notes 7, 8, 9 and 15 to Financial Statements for additional disclosures regarding terms of these obligations.)

                                                              Payments Due
                                       -----------------------------------------------------------------
Contractual  Cash Obligations           2002       2003       2004       2005       2006     Thereafter
-----------------------------           ----       ----       ----       ----       ----     ----------
Long - term debt*....................  $1,307     $2,921     $1,893     $1,550     $2,091    $ 6,635
Mandatorily redeemable preferred
  securities and preferred
  stock of subsidiaries .............       -         10         10          1          -        515
Capital lease obligations ...........       1          3          1          2          1          4
Operating leases ....................     163        153        134         87         80        739
Capacity payments-electricity
  contracts .........................     753        652        513        470        417      1,599
Coal contracts ......................     219        194        199        166        159        437
Gas take-or-pay contracts ...........     251        220        200        197        194        413
Other ...............................       7          5          4          3          3          2
                                       ------     ------     ------     ------     ------    -------
Total contractual cash obligations ..  $2,701     $4,158     $2,954     $2,476     $2,945    $10,344
                                       ======     ======     ======     ======     ======    =======

*Excludes $1.1 billion of debt assumed by LE Group in January 2002 in connection with the sale of the UK networks business and capital leases.

     TXU Corp. or its predecessor have declared common stock dividends payable in cash in each year since incorporation in 1945. The Board of Directors of TXU Corp., at its February 2002 meeting, declared a quarterly dividend of $0.60 a share, payable April 1, 2002 to shareholders of record on March 8, 2002. Future dividends may vary depending upon TXU Corp.'s profit levels and capital requirements as well as financial and other conditions existing at the time.

     The following table summarizes the commercial commitments in effect at December 31, 2001 by expiration date:

                                         Total              Amount of Commitment Expiring Each Period
                                        Amounts     --------------------------------------------------------
Commercial Commitments                 Committed     2002      2003      2004     2005    2006    Thereafter
----------------------                 ---------     ----      ----      ----     ----    ----    ----------
Letters of credit.............           $1,358      $997      $  -      $  -     $289    $ -     $    72

     The letters of credit relate primarily to lease transfers of certain generation plants in the UK, an option of TXU Europe to provide future energy sales, issuances under the US Credit Agreements discussed in Short-term Financing and Liquidity Facilities above, and support of energy trading activities. In the event of a draw on a letter of credit, the relevant TXU Corp. company would have a corresponding reimbursement obligation to the issuer of the letter of credit.

     In connection with a generation plant lease transfer, TXU Europe has committed to provide additional letter of credit security of (Pounds)50 million ($73 million) in the event of a negative watch or downgrade of its debt securities. TXU Europe has facilities available to satisfy this commitment.

     Other commitments and guarantees of TXU Corp. are discussed below.

CONTINGENCIES

     Financial Guarantees -- US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $19 million at December 31, 2001, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings, of $4 million annually for the years 2002 through 2003, $7 million for 2004 and $1 million for 2005 and 2006. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all contract rights and obligations of US Holdings in connection with $30 million remaining principal amount of bonds at December 31, 2001, issued for similar purposes which had previously been guaranteed by US Holdings. US Holdings is, however, contingently liable in the unlikely event of default by the municipality.

     TXU Europe has guaranteed up to (Pounds)76 million ($110 million) at December 31, 2001 of certain liabilities that may be incurred and payable by the purchasers of The Energy Group (TEG)'s US and Australian coal business and US energy marketing operations sold in 1998 prior to acquisition of TEG by TXU Corp. These guarantees are with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the Powder River Coal Company Retirement Plan and the Peabody Coal UMWA Retirement Plan, subject to certain specified conditions.

     TEG entered into various guarantees of obligations of affiliates of its former subsidiary Citizens Power LLC, arising under power purchase agreements and note purchase agreements in connection with various Citizens Power energy restructuring projects, as well as various indemnity agreements in connection with such projects. TXU Europe and TEG continue to be either the guarantor or the indemnifying party under these various agreements.

     In conjunction with various contracts requiring the payment of annual capacity fees for power, at December 31, 2001, TXU Europe has provided a (Pounds)300 million ($448 million) guarantee (declining over time) representing approximately one year's capacity payment.

     TXU Corp. has also issued various guarantees to facilitate energy trading operations and to secure commitments associated with certain outstanding debt and lease agreements of TXU Corp. and its subsidiaries.

     Obligations with Respect to Investments in Partnerships and Other Unconsolidated Entities -- In August 2000, TXU Corp. formed a joint venture with third-party investors and contributed the stock of its telecommunications subsidiaries to Pinnacle One Partners, L.P. (Pinnacle or the joint venture). The businesses contributed had a net book value of $477 million, including goodwill of $353 million. TXU Corp. received a 50% voting interest in the joint venture and approximately $600 million in cash. Third-party investors contributed $150 million in cash in exchange for the remaining 50% voting interest. No gain or loss was recorded on the formation of the joint venture. TXU Corp.'s investment in Pinnacle is accounted for using the equity method. Assets of the joint venture are not TXU Corp.'s and are not available to pay creditors of TXU Corp. Pinnacle's principal investment is in TXU Communications Ventures Company (TXU Communications). TXU Communications operates a diversified telecommunications business, including regulated incumbent local exchange carriers, a competitive telecommunications service provider and a fiber optic transport business.

     In connection with its formation, Pinnacle issued $810 million in senior secured notes due August 15, 2004. The notes are secured by all of Pinnacle's assets, including its shares of TXU Communications. Total proceeds (net of transaction costs), including the $150 million received from third-party investors, were used by Pinnacle to make the $600 million cash distribution to TXU Corp. and fund a trust with $336 million. The principal and interest on the trust funds is being used to pay interest on the senior secured notes and distributions to the third-party investors. The trust invested in TXU Corp. debt securities.

     TXU Corp. provides a $200 million revolving credit facility to TXU Communications, expiring 2004, of which $153 million was outstanding as of December 31, 2001. In addition, TXU Corp. has made and may make future capital contributions to Pinnacle to fund a portion of TXU Communications' capital expenditures. TXU Corp. also provides administrative services to Pinnacle and its affiliates at cost.

     In connection with the Pinnacle transaction, TXU Corp. issued 810,000 shares of Mandatorily Convertible Single Reset Preference Stock, Series C (Series C Preference Stock) to Pinnacle One Share Trust, a consolidated trust (Share Trust). The Series C Preference Stock is convertible into common stock of TXU Corp. In the event of:

        1) a default by Pinnacle in connection with its $810 million of senior secured notes,
        2) a decline in the market price of TXU Corp. common stock below $21.93 per share coupled with a decline in the credit rating for TXU Corp.'s unsecured, senior long-term obligations to or below BB by Standard & Poor's or Fitch or Ba by Moody's, or
        3) Pinnacle's inability to raise sufficient cash to repay its senior secured notes 120 days prior to maturity through the sale of its shares of TXU Communications or the sale of assets of TXU Communications,

TXU Corp. would be required to sell equity or otherwise raise proceeds sufficient to repay Pinnacle's senior secured notes. If TXU Corp. did not raise sufficient proceeds, the Share Trust could be required to sell some or all of the Series C Preference Stock. The dividend rate and conversion price of the Series C Preference Stock would be reset at the time of sale to generate proceeds sufficient to redeem the senior secured notes. TXU Corp. expects that it would be able to sell equity or debt securities to satisfy its contingent obligations to repay Pinnacle's debt.

     Had TXU Corp. been required to consolidate Pinnacle at December 31, 2001, TXU Corp.'s debt would have increased by approximately $569 million. TXU Corp. does not believe that a consolidation of Pinnacle would have had a material impact on its liquidity or financial condition.

     For the year ended December 31, 2001, Pinnacle reported revenues of $209 million and incurred a net loss of $105 million, due largely to interest expense on its senior secured notes. TXU Corp. recorded its equity in Pinnacle's losses for the year of $53 million which is reflected in other income (deductions) - net. At December

31, 2001 Pinnacle had total assets of approximately $1.1 billion (including goodwill of $336 million) and liabilities of $1.1 billion.

     TXU Corp. has equity ownership interests in various other businesses which are accounted for using the equity method. There are no material contingencies related to these investments other than Pinnacle described above, and TXU Corp. has not provided any guarantees related to these investments.

Contingencies Related to Receivables Program -- If the sales of receivables program described above terminates, cash flow to the originators would temporarily stop until the undivided interests of the financial institutions were repurchased. The level of cash flows would normalize in approximately 16 to 31 days. Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

        1) the credit rating for the long-term senior debt securities of both any originator and its parent guarantor, if any, declines below BBB-by Standard and Poor's or Baa3 by Moody's; or
        2) the delinquency ratio (delinquent for 31 days) for the sold receivables exceeds 15% for any month, the default ratio (delinquent for 91 days or deemed uncollectible) exceeds 5% for any month, or the dilution ratio (reductions for discounts, disputes and other allowances) exceeds 1% for any month.

The delinquency ratio and the dilution ratio exceeded the relevant thresholds at various times during 2001, but the events were waived and the program was not terminated.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risk is the potential loss TXU Corp. and its subsidiaries may incur as a result of changes in the market or fair value of a particular instrument or commodity. TXU Corp. and its subsidiaries are exposed to market risks associated with interest rates, foreign currency exchange rates and commodity prices in both energy trading activities and non-trading operations. TXU Corp.'s exposure to market risk is affected by a number of factors, including the size, duration and composition of its energy portfolio, the absolute and relative levels of interest rates and foreign currency exchange rates, commodity prices, as well as volatility and liquidity of markets. TXU Corp. and its subsidiaries enter into derivative instruments for non-trading purposes in order to manage exposures to changes in interest rates, foreign currency exchange rates and commodity prices. Through its energy trading subsidiaries, TXU Corp. assumes certain market risks in an effort to generate gains from market price differences. It does so through the use of derivative instruments, including exchange traded and over-the-counter contracts, as well as through other contractual commitments in its energy trading activities.

     RISK OVERSIGHT

     TXU Corp. and its energy trading subsidiaries manage the market, credit and operational risk of the portfolio and its trading activities within limitations imposed by their respective Boards of Directors and in accordance with TXU Corp.'s overall risk management policies. Market risks are monitored daily (weekly in Europe and Australia) by risk management groups that operate and report independently of the trading operations, utilizing industry accepted mark-to-market techniques and analytical methodologies. These techniques value the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, sensitivity analyses and value at risk (VAR) methodologies.

     Energy trading subjects TXU Corp. to some inherent risks associated with future contractual commitments, including market and operational risks credit risk associated with counterparties, product location (basis) differentials and market liquidity. Each entity, continuously monitors the valuation of identified risks and adjusts the portfolio based on current market conditions. Valuation adjustments or reserves are established in recognition that certain risks exist until full delivery of energy has occurred, counterparties have fulfilled their financial commitments and related financial instruments have either matured or are closed out. Price and credit risks are further managed within the established trading policies and limits established for each trading entity.

     TXU Corp. and its energy trading subsidiaries assess trading risk using a VAR methodology. This methodology is used to measure the amount of prospective risk that exists within a portfolio under a variety of market conditions given a portfolio's current position, net mark-to-market value, term and location. VAR is a mathematical estimate of a portfolio's maximum potential for loss or gain within a specified level of confidence (i.e., 95% certainty) due to market movements utilizing standard statistical techniques and given historical and projected market prices and volatilities. Stress testing of market variables is also conducted to simulate and address abnormal market conditions.

     TXU Corp. and its subsidiaries have a corporate risk management organization that is headed by a global chief risk officer. The chief risk officer through his designees, establishes and enforces the VAR limits by region, including the respective policies and procedures to ensure compliance with such limits and evaluates the risks inherent in the various businesses of TXU Corp. and their associated transactions. Key risk control activities include, but are not limited to, credit review and approval, operational and market risk measurement, validation of transactions, portfolio valuation and daily portfolio reporting, including mark-to-market valuation, VAR and other risk measurement metrics.

     COMMODITY PRICE RISK

     TXU Corp. and its subsidiaries are subject to the inherent risks of market fluctuations in the price of electricity, natural gas and other energy-related products marketed and purchased. TXU Corp. actively manages its portfolio of owned generation, fuel supply and retail load to mitigate the impacts of changing energy prices on its results of operations. As part of managing the volatility inherent in these market risks, TXU Corp. enters into hedging transactions to mitigate a significant portion of the remaining exposures as part of its risk management program.

     NON-TRADING OPERATIONS -- TXU Corp. also engages in commodity-related marketing and price risk management activities in order to hedge market risk and exposure to prices of electricity, natural gas and fuel. For financial reporting purposes, non-trading operations are defined as the normal generation (including fuel consumed), purchase, sale and delivery of electricity and natural gas for ultimate resale to residential and small commercial retail customers. The objective of risk management related to non-trading operations is the limiting of price risk related to the traditional asset-based generation, production, distribution, or transmission activities of TXU Corp.

     The financial instruments used for non-trading purposes include primarily forwards, futures, swaps and options. The gains and losses related to these derivatives, to the extent effective as accounting hedges, are deferred in the balance sheet and recognized in the income statement in the same period as the settlement of the underlying physical transaction. TXU Corp.'s residential and small commercial retail customer arrangements are not derivatives or trading contracts; therefore, TXU Corp. uses accrual accounting for those transactions.

     Prior to deregulation of the electricity markets in Texas as of January 1, 2002, US Holdings and TXU Gas did not use derivative instruments to hedge price risk of non-trading activities. On a limited basis in 2001, US Holdings entered into derivative contracts for the sale of electricity beginning in 2002 in connection with generation capacity auctions required by the 1999 Restructuring Legislation. These contracts did not result in significant mark-to-market valuations as of December 31, 2001.

     Nontrading Market Risk -- The hypothetical loss in fair value, arising from an adverse movement in future prices of at least 10%, of TXU Corp.'s derivatives and other contracts entered into for nontrading purposes in existence at December 31, 2001 and 2000, using standard sensitivity analysis techniques, was:

                                                    2001             2000
                                                    ----             ----
                                                    (Millions of dollars)

       Europe ....................................   $ 10            $ 3
       Australia .................................     38              1

     During 2001, following the implementation of NETA, some significant power purchase arrangements in the UK changed from contracts for differences to bilateral contracts or were terminated. As these contracts were used as a hedge of sales to retail customers, the hypothetical adverse movement in wholesale electricity prices is offset by increased retail margin; therefore, the previously reported hypothetical loss for December 31, 2000 of $406 million has been restated. The decrease in the hypothetical loss for Europe from 2000 also reflects the decrease in energy purchase commitments in 2001.

     TRADING OPERATIONS -- For financial reporting purposes, trading operations are defined as those activities with the objective of generating profits on or from exposure to shifts or changes in market prices on the purchase and/or sale of electricity, natural gas, fuel and other energy-related products. For TXU Corp. and its subsidiaries this consists of the non-regulated energy trading subsidiaries which trade electricity, natural gas, fuel and other energy-related products as a commodity. TXU Corp. uses mark-to-market accounting for energy trading operations (see Note 2 to Financial Statement).

     The contractual agreements and derivatives held by the energy trading operations are exposed to losses in fair value due to changes in the price and volatility of the underlying commodities.

     VAR -- The quantification of market risk using value-at-risk methodologies provides a consistent measure of risk across diverse energy markets and products. The use of this method requires a number of key assumptions, such as use of (i) a 95% confidence level; (ii) an estimated one- to five-day holding period, depending on the commodity and duration of the position (this is the time needed to liquidate different commodity and term positions); and (iii) historical estimates of volatility or other simulation based volatility estimates (such as the Monte Carlo simulation). The standard deviation used in the different regions varies as a result of the volatility in the respective markets.

     At December 31, 2001, the total VAR for TXU Corp. and its subsidiaries relating to energy trading activities was $32 million, based on a 95% confidence level and a one-day holding period. Comparable information on a VAR basis is not available for the full year of 2000. Therefore, a measure of market risk using the sensitivity analysis method is provided herein for 2000 and 2001 which measures the potential loss in earnings based on a hypothetical percentage movement in energy prices.

     The hypothetical loss in fair value, arising from an adverse movement in future prices of at least 10%, of TXU Corp.'s derivatives and other contracts entered into for trading purposes in existence at December 31, 2001 and 2000, using standard sensitivity analysis techniques, was:

                                                    2001             2000
                                                    ----             ----
                                                    (Millions of dollars)

     TXU Energy Trading - US .....................   $ 13            $ 1
     Europe ......................................     75             81
     Australia ...................................     41             35

INTEREST RATE RISK

     The table below provides information concerning TXU Corp.'s financial instruments as of December 31, 2001 that are sensitive to changes in interest rates. TXU Corp. has entered into interest rate swaps under which it has agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts at dates that generally coincide with interest payments. For trust securities, the table presents cash flows based on December 31, 2001 book values and the related weighted average rates by expected redemption date. Weighted average variable rates are based on rates in effect at the reporting date. Capital leases and the effects of fair value hedges on long-term debt are excluded from the table. In addition, $1.1 billion of long-term debt of TXU Europe assumed in January 2002 by the LE Group in connection with the sale of the UK networks business has been excluded herein.

                                                         Expected Maturity Date
                                          ----------------------------------------------------------
                                                        (Millions of dollars, except percents)           2001                2000
                                                                                    There-     2001      Fair      2000      Fair
                                          2002    2003      2004    2005     2006    After     Total     Value     Total     Value
                                          ----    ----      ----    ----     ----   ------     -----     -----     -----     -----
Long-term Debt (including
   current maturities)

  Fixed Rate .......................    $ 1,270  $   670  $ 1,247  $ 1,540  $  994  $ 4,670  $ 10,391  $ 10,657  $ 11,454  $ 11,528

   Average interest rate ...........       7.03%    6.72%    6.45%    6.77%   6.80%    6.77%     6.77%       --      7.22%       --

  Variable Rate ....................    $    37  $ 2,251  $   296  $    10  $  597  $ 1,221  $  4,412  $  4,412  $  5,145  $  5,145

   Average interest rate ...........       6.00%    4.18%    5.25%    5.99%   4.58%    2.25%     3.79%       --      6.12%       --

Equity linked debt securities

  Fixed rate .......................         --       --  $   350       --      --       --  $    350  $    356  $    700  $    698

   Average interest rate ...........         --       --     6.50%      --      --       --      6.50%       --      6.44%       --

  Variable  rate ...................         --       --       --       --  $  500  $   500  $  1,000  $    997        --        --

   Average interest rate ...........         --       --       --       --    2.10%    2.90%     2.50%       --        --        --

Trust Securities*

  Fixed rate .......................         --       --       --       --      --  $   368  $    368  $    386  $  1,099  $  1,101

   Average interest rate ...........         --       --       --       --      --     7.82%     7.82%       --      8.04%       --

  Variable  rate ...................         --       --       --       --      --  $   147  $    147  $    150  $    245  $    248

   Average interest rate ...........         --       --       --       --      --     3.95%     3.95%       --      7.92%       --

Preferred stock of subsidiary
   subject to mandatory redemption

  Fixed rate .......................         --  $    10  $    10  $     1      --       --  $     21  $     21  $     21  $     17

   Average dividend rate ...........         --     6.68%    6.68%    6.98%     --       --      6.69%       --      6.69%       --

Interest Rate Swaps
   (notional amounts)

   Variable to Fixed ...............    $   958  $   438       --  $ 1,143  $  307  $   479  $  3,325  $   (130) $  5,151  $   (138)

   Average pay rate ................       6.98%    6.17%      --     6.67%   5.38%    6.57%     6.60%       --      6.64%       --

   Average receive rate ............       4.56%    4.07%      --     3.52%   4.83%    4.19%     4.11%       --      6.41%       --

  Fixed to variable ................    $   350  $   571  $   500  $   950  $  400  $   600  $  3,371  $     58  $  1,650  $      4

   Average pay rate ................       1.97%    3.79%    2.10%    2.46%   2.48%    1.99%     2.50%       --      6.75%       --

   Average receive rate ............       6.15%    5.65%    4.75%    5.92%   6.61%    6.83%     5.97%       --      6.54%       --

*TXU Corp. or subsidiary obligated mandatorily redeemable, preferred securities of subsidiary trusts each holding solely junior subordinated debentures of TXU Corp. or related subsidiary.

     FOREIGN CURRENCY RISK

     TXU Corp. has exposure to foreign currency risks, primarily with the British pound sterling and the Australian dollar. TXU Europe and TXU Australia have accessed the US capital markets and issued dollar denominated obligations. TXU Corp. and its subsidiaries enter into currency swaps, options and forwards, where appropriate, to manage foreign currency exposure. The following table summarizes notional amounts at the contract exchange rates, weighted-average contractual exchange rates and estimated fair value by contract maturity for open contracts at December 31, 2001 and 2000:

                                                    Expected Maturity Date
                               ------------------------------------------------------
                                         (Millions of dollars, except exchange rates)               2001     2000
                                                                               There-               Fair     Fair
                               2002      2003     2004     2005     2006       after    Total       Value    Value
                               ----      ----     ----     ----     ----      -------   -----       -----    -----
British pound sterling         $ 485     $ 114    $ 114    $ 764    $  71     $1,939    $3,487      $196     $ 151
    Average exchange rate      $1.62     $1.63    $1.63    $1.63    $1.63     $ 1.76    $ 1.70        --        --

Australian dollar                 --        --       --       --      250     $  100    $  350      $102     $  81
    Average exchange rate         --        --       --       --    $0.69     $ 0.81    $ 0.72        --        --

CREDIT RISK

     TXU Corp.'s gross exposure to credit risk represents trade accounts receivable, energy trading assets and derivative assets. (See Note 17 to Financial Statements.)

     The largest share of the gross assets subject to credit risk are accounts receivable from the retail sale of electricity and gas to millions of residential and small commercial customers. The risk of material loss from nonperformance from these customers is not considered likely. Reserves for uncollectible accounts receivable are provided for the potential loss from nonpayment by these customers based on historical experience. The restructuring of the electric industry in Texas effective January 1, 2002 increases the risk profile of TXU Energy in relation to its customers; however, TXU Energy has the ability to take actions to mitigate such customer risk.

     Most of the remaining trade accounts receivables are with large commercial and industrial customers. TXU Corp.'s energy trading counterparties include major energy companies, financial institutions, gas and electric utilities, independent power producers, oil and gas producers and other energy trading companies. The net exposure to credit risk from these counterparties as of December 31, 2001 is $2,175 million using standardized master netting contracts and agreements which provide for the right of offset of positive and negative credit exposures with individual counterparties. Of this amount, approximately 79% of the associated credit exposure is with investment grade counterparties, as determined using publicly available information including major rating agencies' published ratings and TXU Corp's internal credit evaluation. Those counterparties without a Standard & Poor's (S&P) rating of a least BBB- or a similar rating from another major rating agency, are rated using internal credit methodologies and credit scoring models to determine an S&P equivalent rating. Approximately 21% of the credit exposure is considered to be below investment grade or not rated. TXU Corp. routinely monitors and manages its exposure to credit risk to these counterparties on this basis.

     In December 2001, as a result of the Enron Corporation bankruptcy, TXU Corp. considered its global exposure and, taking into consideration netting agreements, recorded a $22 million after-tax charge related to TXU Europe's exposure to Enron.

     TXU Corp. had no exposure to any one customer that represented greater than 5% of the gross fair value of TXU Corp.'s trade accounts receivable, energy trading assets and derivative assets at December 31, 2001. Based on TXU Corp.'s policies for managing credit risk, its exposures and its credit and other reserves, TXU Corp. does not anticipate a materially adverse effect on its financial position or results of operations as a result of non-performance by any counterparty.

REGULATION AND RATES

     TXU Gas Distribution employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to $26.8 million in annualized revenue increases, exclusive of changes in gas costs, was granted in 2001 in addition to $19.8 million granted in 2000 and $7.5 million granted in 1999. On March 1, 2002, TXU Gas Distribution filed rate cases in 111 North Texas cities, including the city of Dallas, supporting $53 million in annualized revenue increases. Weather normalization adjustment clauses, which allow rates to be adjusted to reflect warmer- or colder-than-normal weather during the winter months, have been approved by 419 cities served by TXU Gas Distribution. TXU Gas Distribution has filed applications to terminate these adjustments, but cannot predict the outcome of these proceedings.

     Although the price of natural gas fluctuated significantly in 2001, the city gate rate for the cost of gas TXU Gas Distribution ultimately delivers to residential and commercial customers is established by the Railroad Commission of Texas (RRC )and provides for full recovery of the actual cost of gas delivered.

     TXU Gas Distribution filed gas cost reconciliations covering periods between November 1997 and June 30, 2001 with the RRC. As part of this filing, TXU Gas Distribution is seeking to recover $31.3 million of under-recovered gas costs.

     US Holdings and certain other regulated subsidiaries of TXU Corp. have several rate requests or refunds pending or on appeal, see Note 4 to Financial Statements.

     Europe -- Electricity retail price controls in the UK became effective on April 1, 2000. The directly controlled tariffs were reduced by an average of 7.1% from April 1, 2000 as required by the new controls. It is expected that price restraints will no longer be applied to domestic customers. The Director of Gas and Electricity Supply has indicated that he hopes to be able to remove price controls effective April 1, 2002.

     Australia -- On September 21, 2000, the Office of the Regulator General published its final decision in the 2001 Electricity Distribution Price Review. TXU Australia's electricity distribution tariffs effective from January 1, 2001 until at least December 31, 2005 was redetermined on December 1, 2000.

     The Australian government has the power to regulate retail prices for electricity customers with a usage below 160 MWh/year until 2003. TXU Australia and other Victorian retailers have submitted to the government their proposals for price increases. The government has used its reserve powers to regulate retail prices and has approved a price increase for TXU Australia to take effect January 13, 2002. As of January 13, 2002, all customers have the option to choose their retailer. Based on information available from the experience of mass-market competition in other industries and other countries, TXU Australia expects that the competition will be less intense for these smaller customers.

     The distribution tariffs applying to TXU Networks (Gas) are effective until December 31, 2002, when a new determination of the tariffs for the following five-year period can be made.

     Summary -- Although TXU Corp. cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

CHANGES IN ACCOUNTING STANDARDS

     On January 1, 2001, TXU Corp. adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. (See Note 3 to Financial Statements.)

     SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", became effective for TXU Corp. for transfers on or after April 1, 2001. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires additional disclosures in its financial statements. These disclosures have been incorporated in the accompanying financial statements.

     SFAS No. 141, "Business Combinations", became effective for TXU Corp. on July 1, 2001. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001 and eliminates the use of the pooling-of-interests method.

     SFAS No. 142, "Goodwill and Other Intangible Assets", became effective for TXU Corp. on January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units and the discontinuance of goodwill amortization.

     In addition, SFAS No. 142 requires completion of a transitional goodwill impairment test within six months from the date of adoption. It establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss during the transition period will be recognized as the cumulative effect of a change in accounting principle. Subsequent impairments will be recorded in operations.

     As part of its implementation effort to adopt SFAS No. 142, TXU Corp. is in the process of determining its reporting units as defined by SFAS No. 142, the fair value of those reporting units and the allocation of goodwill to those reporting units.

     SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for TXU Corp. on January 1, 2003. Among other matters, SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the previously recorded asset and the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. TXU Corp. will change its accounting for nuclear decommissioning costs to conform to the new standard.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", became effective for TXU Corp. on January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121.

     For standards not yet adopted, TXU Corp. is evaluating the potential impact on its financial position and results of operations.

FORWARD-LOOKING STATEMENTS

     This report and other presentations made by TXU Corp. and its subsidiaries (collectively, TXU Corp.) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Corp. believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of TXU Corp. to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission, the Commission, the Railroad Commission of Texas, the Nuclear Regulatory Commission, the Office of the Regulator General of Victoria, Australia, and the Office of Gas and Electricity Markets covering England, Wales and Scotland in the UK with respect to approval of the regulatory settlement plan, allowed rates of return, industry and rate structure, purchased power and investment recovery, operations of nuclear generating facilities, acquisitions and disposal of assets and facilities, operation and construction of plant facilities, decommissioning costs, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies, (ii) weather conditions and other natural phenomena, (iii) unanticipated population growth or decline, and changes in market demand and demographic patterns, (iv) competition for retail and wholesale customers, (v) pricing and transportation of crude oil, natural gas and other commodities, (vi) unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates, (vii) unanticipated changes in operating expenses and capital expenditures, (viii) commercial bank market and capital market conditions, (ix) competition for new energy development opportunities, (x) legal and administrative proceedings and settlements, (xi) inability of the various counterparties to meet their obligations with respect to TXU Corp.'s financial instruments, (xii) changes in technology used and services offered by TXU Corp., and (xiii) significant changes in TXU Corp.'s relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur.

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

     The management of TXU Corp. has established and maintains a system of internal control designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning TXU Corp.'s system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 2001, TXU Corp.'s system of internal control was adequate to accomplish the objectives discussed herein.

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

          /s/ ERLE NYE                                 /s/ H. JARRELL GIBBS
------------------------------------      ------------------------------------------------
 Erle Nye, Chairman of the Board                    H. Jarrell Gibbs, President
       and Chief Executive

         /s/ T. L. BAKER                                /s/ BRIAN N. DICKIE
------------------------------------      ------------------------------------------------
       T. L. Baker, Oncor                           Brian N. Dickie, TXU Energy
        Group President                                   Group President

     /s/ PHILIP G. TURBERVILLE                       /s/ MICHAEL J. McNALLY
------------------------------------      ------------------------------------------------
 Philip G. Turberville, TXU Europe          Michael J. McNally, Executive Vice President
      Group Chief Executive                         and Chief Financial Officer

       /s/ BIGGS C. PORTER
------------------------------------
 Biggs C. Porter, Controller and
   Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT

TXU Corp.:

We have audited the accompanying consolidated balance sheets of TXU Corp. and subsidiaries as of December 31, 2001 and 2000, and the related statements of consolidated income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of TXU Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TXU Corp. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Dallas, Texas
January 31, 2002

                           TXU CORP. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME

                                                                                                Year Ended December 31,
                                                                                     ------------------------------------------
                                                                                       2001             2000             1999
                                                                                       ----             ----             ----
                                                                                    Millions of Dollars, Except per Share Amounts
Operating revenues ..........................................................        $ 27,927         $ 22,009         $ 17,118
                                                                                     --------         --------         --------
Operating expenses
  Energy purchased for resale and fuel consumed .............................          19,793           14,451            9,299
  Operation and maintenance .................................................           3,847            3,211            3,312
  Depreciation and other amortization .......................................           1,001            1,010            1,080
  Goodwill amortization .....................................................             220              204              191
  Taxes other than income ...................................................             781              656              642
                                                                                     --------         --------         --------
     Total operating expenses ...............................................          25,642           19,532           14,524
                                                                                     --------         --------         --------

Operating income ............................................................           2,285            2,477            2,594

Other income (deductions)-- net .............................................            (117)             238              262
                                                                                     --------         --------         --------

Income before interest, other charges, income
  taxes and extraordinary items .............................................           2,168            2,715            2,856
                                                                                     --------         --------         --------

Interest income .............................................................             176              129              134

Interest expense and other charges
  Interest ..................................................................           1,430            1,467            1,456
  Distributions on mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated company:
        TXU obligated .......................................................              30               30               18
        Subsidiary obligated ................................................              71               79               78
  Preferred stock dividends of subsidiaries .................................              14               14               14
  Distributions on preferred securities of subsidiary perpetual
     trust of TXU Europe ....................................................              15               12               --
  Allowance for borrowed funds used during construction
        and capitalized interest ............................................             (23)             (11)             (10)
                                                                                     --------         --------         --------
         Total interest expense and other charges ...........................           1,537            1,591            1,556
                                                                                     --------         --------         --------

Income before income taxes and extraordinary items ..........................             807            1,253            1,434

Income tax expense (benefit) ................................................             (24)             337              449
                                                                                     --------         --------         --------

Income before extraordinary items ...........................................             831              916              985

Extraordinary items, net of tax effect ......................................            (154)              --               --
                                                                                     --------         --------         --------

Net income ..................................................................             677              916              985

Preference stock dividends ..................................................              22               12               --
                                                                                     --------         --------         --------

Net income available for common stock .......................................        $    655         $    904         $    985
                                                                                     ========         ========         ========

Average shares of common stock outstanding (millions) .......................             259              264              279

Per share of common stock:
  Basic and diluted earnings

     Income before extraordinary items ......................................        $   3.12         $   3.43         $   3.53

     Extraordinary items, net of tax ........................................        $  (0.60)              --               --

     Net income available for common stock ..................................        $   2.52         $   3.43         $   3.53
  Dividends declared ........................................................        $  2.400         $  2.400         $  2.325

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                                                            Year Ended December 31,
                                                                                            -----------------------
                                                                                       2001          2000           1999
                                                                                       ----          ----           ----
                                                                                              Millions of Dollars

Net income .....................................................................      $  677         $ 916          $ 985
                                                                                      ------         -----          -----

Othercomprehensive income (loss) --
   Net change during period, net of tax effects:
      Investments classified as available for sale:
         Unrealized holding gains (losses) .....................................          55             6             34
         Reclassification  of net gain realized on sale of investments to
              other income (deductions) - net ..................................         (52)          (30)            --

        Cumulative foreign currency translation adjustment .....................        (149)         (336)           (46)

        Minimum pension liability adjustments ..................................          (6)            1              2

        Cash flow hedges:
              Cumulative transition adjustment as of January 1, 2001 ...........        (132)           --             --
              Net change in fair value of derivatives ..........................        (165)           --             --
              Amounts realized in earnings during the year .....................         193            --             --
                                                                                      ------         -----          -----

              Total ............................................................        (256)         (359)           (10)
                                                                                      ------         -----          -----

Comprehensive income ...........................................................      $  421         $ 557          $ 975
                                                                                      ======         =====          =====

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                                  Year Ended December 31,
                                                                                              --------------------------------
                                                                                               2001         2000         1999
                                                                                               ----         ----         ----
                                                                                                    Millions of Dollars
Cash flows -- operating activities
     Net income ........................................................................      $   677     $   916      $   985
     Adjustments to reconcile net income to cash provided by operating activities:
          Loss on extraordinary items ..................................................          154          --           --
          Depreciation and amortization ................................................        1,418       1,419        1,448
          Deferred income taxes  and investment tax credits -- net .....................          (96)         48          270
          Loss (gains) from sale of assets .............................................          228        (229)        (251)
          Reduction of revenues for earnings in excess of regulatory earnings cap ......           40         310           92
          Net effect of unrealized mark-to-market valuation gains ......................         (377)        (85)         (29)
          Equity in losses of affiliates and joint ventures ............................           38          10           16
          Other non cash charges .......................................................           27          32           (5)
          Changes in operating assets and liabilities:
               Accounts receivable .....................................................          239      (1,171)         423
               Inventories .............................................................           34         108           45
               Accounts payable ........................................................         (331)      1,278         (336)
               Interest and taxes accrued ..............................................           10         (69)         (58)
               Over/(under) - recovered fuel costs -- net of deferred taxes ............          397        (650)         (59)
               Energy trading assets and liabilities ...................................           71          56         (182)
               Other -- net ............................................................         (257)       (285)        (183)
                                                                                              -------     -------      -------
                   Cash provided by operating activities ...............................        2,272       1,688        2,176
                                                                                              -------     -------      -------
Cash flows-- financing activities
     Issuances of securities:
          Other long-term debt .........................................................        5,759       3,473        5,150
          Equity-linked debt securities ................................................        1,000          --           --
          Acquisition and interim facilities ...........................................           --          --          926
          TXU Corp. obligated mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated
             debentures of the company .................................................           --          --          150
          Preferred securities of subsidiary perpetual trust of TXU Europe .............           --         150           --
          Preference stock .............................................................           --         300           --
          Common stock .................................................................          354           2            1
     Retirements/repurchase of securities:
           Other long-term debt/obligations ............................................       (7,644)     (2,681)      (2,234)
           Acquisition and interim facilities ..........................................           --          --       (1,225)
           Subsidiary obligated, mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated
             debentures of the obligated subsidiary ....................................         (837)         --           --
           Common stock ................................................................          (44)       (596)        (251)
     Change in notes payable:
           Commercial paper ............................................................       (1,035)         31       (1,100)
           Banks .......................................................................        1,136          14           99
     Cash dividends paid:
           Common stock ................................................................         (621)       (634)        (639)
           Preference stock ............................................................          (22)        (11)          --
     Debt premium, discount, financing and reacquisition expenses ......................         (255)        (35)         (95)
                                                                                              -------     -------      -------
                   Cash provided by (used in) financing activities .....................       (2,209)         13          782
                                                                                              -------     -------      -------
Cash flows -- investing activities
     Capital expenditures ..............................................................       (1,626)     (1,382)      (1,632)
     Acquisitions of businesses ........................................................         (225)       (809)      (1,013)
     Proceeds from sale of assets ......................................................        1,482         832           91
     Cash distributions from equity investee ...........................................           --         599           --
     Nuclear fuel ......................................................................          (38)        (87)         (54)
     Change in restricted cash .........................................................          464         102         (538)
     Other .............................................................................           10        (458)           6
                                                                                              -------     -------      -------
                   Cash provided by (used in) investing activities .....................           67      (1,203)      (3,140)
                                                                                              -------     -------      -------
Effect of exchange rates on cash and cash equivalents ..................................           (8)        (19)         (54)
                                                                                              -------     -------      -------

Net change in cash and cash equivalents ................................................          122         479         (236)

Cash and cash equivalents -- beginning balance .........................................        1,039         560          796

Cash and cash equivalents -- ending balance ............................................      $ 1,161     $ 1,039      $   560
                                                                                              =======     =======      =======

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
                                                                                ---------------------
                                                                                   2001          2000
                                                                                   ----          ----
                                  ASSETS                                          Millions of Dollars

Current assets:
      Cash and cash equivalents ..............................................  $ 1,161      $  1,039
      Accounts receivable ....................................................    2,550         2,817
      Inventories-- at average cost ..........................................      522           492
      Prepayments ............................................................      370           147
      Energy trading assets ..................................................    1,624         2,192
      Other current assets ...................................................      308           456
                                                                                -------      --------
              Total current assets ...........................................    6,535         7,143
                                                                                -------      --------

Investments ..................................................................    2,199         3,005
Property, plant and equipment-- net ..........................................   22,480        23,301
Goodwill .....................................................................    7,247         7,508
Regulatory assets--  net .....................................................    1,634         2,290
Energy trading assets ........................................................      823           569
Derivative assets ............................................................      478             -
Deferred debits and other assets .............................................      879         1,178
                                                                                --------     --------

              Total assets ...................................................  $42,275      $ 44,994
                                                                                =======      ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Notes payable:
           Commercial paper                                                     $   853      $  1,906
           Banks .............................................................    2,369         1,266
      Long-term debt due currently ...........................................    1,308         2,894
      Accounts payable .......................................................    2,466         2,752
      Energy trading liabilities .............................................    1,517         2,209
      Taxes accrued ..........................................................      248           219
      Other current liabilities ..............................................    1,192         1,630
                                                                                -------      --------
              Total current liabilities ......................................    9,953        12,876
                                                                                -------      --------

Accumulated deferred income taxes ............................................    3,796         3,963
Investment tax credits .......................................................      479           501
Energy trading liabilities ...................................................      532           460
Derivative liabilities .......................................................      334             -
Other deferred credits and noncurrent liabilities ............................    2,176         2,242
Long-term debt, less amounts due currently ...................................   16,173        15,281
Mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated company:
      TXU Corp. obligated ....................................................      368           368
      Subsidiary obligated ...................................................      147           976
Preferred securities of subsidiary perpetual trust of TXU Europe .............      150           150
Preferred stock of subsidiaries:
      Not subject to mandatory redemption ....................................      190           190
      Subject to mandatory redemption ........................................       21            21
Common stock repurchasable under equity forward contracts, at
     settlement value ........................................................        -           190

Contingencies (Note 15)

Shareholders' equity .........................................................    7,956         7,776
                                                                                -------      --------
              Total liabilities and shareholders' equity .....................  $42,275      $ 44,994
                                                                                =======      ========

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                                          Year Ended December 31,
                                                                                    ------------------------------------
                                                                                      2001         2000           1999
                                                                                      ----         ----           ----
                                                                                            Millions of Dollars
Preference stock:
        Issuances in 2000 and balance at end of  year 2001 and 2000 .............  $    300     $    300      $     --
                                                                                   --------     --------      --------
Common stock without par value -- authorized shares -- 1,000,000,000
        Balance at beginning of year.............................................     6,360        6,795         6,940
             Direct Stock Purchase and Dividend Reinvestment Plan
                 (260,243 shares) ...............................................        12           --            --
             Issuance of 2001 equity-linked debt securities......................      (142)          --            --
             Issued for Long-Term Incentive Compensation Plan (2001--535,052
                shares; 2000 -- 332,895 shares; and 1999 -- 208,200 shares) .....         4            3             2
             Common stock repurchased and retired (2001 -- 1,252,500 shares;
                 2000 -- 18,630,517 shares; and 1999 -- 6,134,500 shares) ...           (30)        (445)         (152)
             Treasury stock -- Long-Term Incentive Plan Trusts...................        (4)          (3)           (4)
             Issued for purchase contracts under 1998 equity-linked debt
                 securities (7,488,395 shares)...................................       351           --            --
             Special allocation to Thrift Plan by trustee........................         9            9             8
             Other...............................................................        --            1             1
                                                                                   --------     --------      --------
        Balance at end of year (2001 -- 265,140,087 shares;
             2000 -- 258,108,897 shares; and 1999 -- 276,406,519 shares).........     6,560        6,360         6,795
                                                                                   --------     --------      --------
Common stock repurchasable under equity forward contracts:
     Balance at beginning of year................................................      (190)          --            --
         Change during the year .................................................       190         (190)           --
                                                                                   --------     --------      --------
     Balance at end of  year.....................................................        --         (190)           --
                                                                                   --------     --------      --------
Retained earnings:
        Balance at beginning of year.............................................     1,817        1,691         1,448
            Net income...........................................................       677          916           985
            Dividends declared on common stock...................................      (625)        (625)         (647)
            Common stock repurchased and retired.................................       (14)        (151)          (99)
            Dividends on preference stock........................................       (22)         (12)           --
            Equity forward contract settlements..................................        21           --            --
            LESOP dividend deduction tax benefit and other.......................         9           (2)            4
                                                                                   --------     --------      --------
        Balance at end of year...................................................     1,863        1,817         1,691
                                                                                   --------     --------      --------
Accumulated other comprehensive income (loss), net of tax effects:
    Foreign currency translation adjustments:
        Balance at beginning of year.............................................      (505)        (169)         (123)
            Change during the year...............................................      (149)        (336)          (46)
                                                                                   --------     --------      --------
        Balance at end of year...................................................      (654)        (505)         (169)
                                                                                   --------     --------      --------
   Unrealized holding gains (losses) on investments:
        Balance at beginning of year.............................................        (3)          21           (13)
            Change during the year...............................................         3          (24)           34
                                                                                   --------     --------      --------
        Balance at end of year...................................................         -           (3)           21
                                                                                   --------     --------      --------
   Minimum pension liability adjustments:
        Balance at beginning of year.............................................        (3)          (4)           (6)
            Change during the year...............................................        (6)           1             2
                                                                                   --------     --------      --------
        Balance at end of year...................................................        (9)          (3)           (4)
                                                                                   --------     --------      --------
  Cash flow hedges (SFAS No. 133):
       Change during the year and balance at end of year.........................      (104)          --             -
                                                                                   --------     --------      --------

    Total accumulated other comprehensive income (loss)..........................      (767)        (511)         (152)
                                                                                   --------     --------      --------
    Total common stock equity....................................................     7,656        7,476         8,334
                                                                                   --------     --------      --------
Shareholders' equity.............................................................  $  7,956     $  7,776      $  8,334
                                                                                   ========     ========      ========

   See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.    BUSINESS, MERGERS, ACQUISITIONS AND DISPOSITIONS

      TXU Corp. is a global energy services company and engages in electricity generation, wholesale energy trading, retail energy marketing, energy delivery, other energy-related services and, through a joint venture, telecommunications services. TXU Corp. is a holding company whose principal United States (US) operations are conducted through TXU US Holdings Company (US Holdings), formerly TXU Electric Company and TXU Gas Company (TXU Gas). TXU Corp.'s principal international operations are conducted through TXU International Holdings Limited (TXU International Holdings), which in turn indirectly owns TXU Europe Limited (TXU Europe) and TXU Australia Holdings (Partnership) Limited Partnership (TXU Australia).

      Business Restructuring - Legislation was passed during the 1999 session of the Texas Legislature that restructures the electric utility industry in Texas (1999 Restructuring Legislation). Among other matters, the l999 Restructuring Legislation provides that by January 1, 2002, each electric utility was required to separate (unbundle) its business into the following: power generation operations, a retail electric provider (REP) and a transmission and distribution (T&D) company or separate T&D companies. As a result, TXU Corp. restructured certain of its businesses effective January 1, 2002. (See Note 4 for detailed information concerning restructuring of the electric utility industry in Texas.)

      As required by the 1999 Restructuring Legislation, US Holdings filed its business separation plan with the Public Utility Commission of Texas (Commission). This business separation plan and the March 2000 application to the Commission laid the foundation for US Holdings to take part in retail competition in the Texas electricity market as planned on January 1, 2002. In order to satisfy its obligations to unbundle its business pursuant to the 1999 Restructuring Legislation and consistent with its business separation plan as amended and approved by the Commission on October 31, 2001, as of January 1, 2002 US Holdings transferred:

      . its electric T&D assets to TXU Electric Delivery Company (renamed Oncor Electric Delivery Company effective January 17, 2002) (Oncor), which is a utility regulated by the Commission and a wholly-owned subsidiary of US Holdings,

      . its electric power generation assets to subsidiaries of TXU Energy Company LLC (TXU Energy), which is the new competitive business and a wholly-owned subsidiary of US Holdings and

      .   its retail customers to a subsidiary REP of TXU Energy.

      The T&D assets of TXU SESCO Company, a subsidiary of TXU Corp., were also transferred to Oncor. In addition, as of January 1, 2002, US Holdings acquired the following businesses from within the TXU system and transferred them to TXU
Energy: the REP of TXU SESCO Company LLC; the energy trading business and the unregulated commercial/industrial retail gas operations of TXU Gas; and the energy management services businesses and other affiliates of TXU Corp., including the fuel procurement business, TXU Fuel Company, and coal mining business, TXU Mining Company LP, which service the generation operations.

      The relationships of the entities affected by the restructuring and their rights and obligations with respect to their collective assets and liabilities are contractually described in a Master Separation Agreement executed in December 2001 (Business Separation Agreement).

     Business Changes

     Acquisitions -- TXU Corp. and its subsidiaries have made the following acquisitions, which were accounted for as purchase business combinations. The results of operations of the acquired companies are reflected in the consolidated financial statements from their respective acquisition dates.

                                                        Date
             Acquisition                              Acquired       Consideration       Goodwill
             -----------                              --------       -------------       --------
    Stadtwerke Kiel AG in Germany (Kiel AG) ........  Jan. 2001        $   217            $ 158
    Norweb Energi in the UK
        (a division of Norweb plc) .................  Aug. 2000            496              926(a)
    Fort Bend Communications, Inc. (b) .............  May  2000            161              160
    Optima Energy Pty Ltd (Optima)                    May  2000            177               31
    TXU Australia Gas ..............................  Feb. 1999          1,000              475

________________
    (a) TXU Europe assumed certain of Norweb Energi's obligations, including its unfavorable power purchase agreements, and established reserves as necessary based on fair market value of the agreements.

    (b)  Transferred to the Pinnacle joint venture in August 2000 (see below).

     The following summary of unaudited pro forma consolidated results of TXU Corp. reflects the acquisition of Norweb Energi in 2000 and 1999 as though it occurred at the beginning of those years.

                                                              Year Ended December 31
                                                              ----------------------
                                                                   2000        1999
                                                                   ----        ----
    Revenues ..............................................      $22,917     $18,898
    Operating income ......................................        2,574       2,749
    Net income ............................................          937       1,030
    Earnings per share of common stock
        basic and diluted .................................      $  3.55     $  3.69

     Consolidated pro forma income and earnings per share for the years ended December 31, 2001 and 2000 reflecting all other acquisitions would not have differed significantly from reported results.

     Joint Ventures - In August 2000, TXU Corp. formed a joint venture with third-party investors and contributed the stock of its telecommunications subsidiaries, including Fort Bend Communication Company, to Pinnacle One Partners, L.P. (Pinnacle or the joint venture) for a 50% voting interest and a distribution of approximately $600 million in cash. The third-party investors contributed $150 million for the remaining 50% voting interest. No gain or loss was recorded on the formation of the joint venture. TXU Corp.'s investment in the joint venture is accounted for using the equity method.

     For the year ended December 31, 2001, Pinnacle reported revenues of $209 million and incurred a net loss of $105 million, due primarily to interest expense on its senior secured notes. TXU Corp.'s equity in Pinnacle's losses for the year was $53 million, which is reflected in other income (deductions) - net. At December 31, 2001 Pinnacle had total assets of approximately $1.1 billion (including goodwill of $336 million) and liabilities of $1.1 billion, including long-term debt securities of $810 million issued at the time of Pinnacle's formation.

     In April 2000, TXU Europe and EDF London Investments plc, a subsidiary of Electricite de France, began operation of an equally-held joint venture named 24seven Utility Services Limited (24seven ), for the management, operation and maintenance of their subsidiaries' respective electricity distribution networks. TXU Europe accounted for its investment in 24seven by the equity method of accounting. Employees of the joint venturers' subsidiaries, Eastern Electricity and London Electricity plc, were transferred to 24seven. In January 2002, TXU Europe sold its interest in 24seven as part of its sale of the UK electricity distribution (networks) business.

     Dispositions

     On January 18, 2002, TXU Europe completed the sale of its UK networks business, and its 50% interest in 24seven to London Electricity Group plc (LE Group) for $1.873 billion, consisting of a cash payment of $801 million and the assumption by LE Group of $1.072 billion aggregate principal amount of debt. TXU Europe recorded a loss of $125 million ($88 million after-tax) resulting from transaction costs on the sale in 2001, which is recorded in other income (deductions)-net. The transaction resulted in approximately $1.9 billion of debt reduction, consisting of $1.072 billion of assumed debt and approximately $801 million of debt being repaid using the cash proceeds from the sale.

     In December 2001, US Holdings agreed to sell its Handley and Mountain Creek steam electric generating plants to Exelon Corp., for $443 million in cash. The Handley plant consists of five natural gas-fueled generating units in Fort Worth, Texas with a total plant capacity of 1,441 MW. The Mountain Creek plant in Dallas, Texas consists of five natural gas-fueled generating units with a total plant capacity of 893 MW. The transaction includes a purchase power and tolling agreement for TXU Energy Trading to purchase power during summer months for the next five years. The transaction is expected to be completed in early 2002.

     In December 2001, TXU Europe completed the sale of its 2,000 MW coal-fired West Burton power station to LE Group for $530 million in cash, including $64 million for operating fuel inventory.

     In October 2001, TXU Europe completed the transfer of its 380 MW Peterborough and 325 MW King's Lynn gas-fired generating stations in the UK to Centrica through leasing arrangements. The proceeds from the transfer were $259 million.

     In July 2001, TXU Europe completed the sale of its 1,000 MW coal-fired Rugeley generating station in the UK to International Power for $280 million. Cash received at closing was $94 million with the remaining cash proceeds from the sale received in January 2002.

     In April 2001, TXU Europe received net proceeds of $469 million from the sale of its 19.2% interest in Hidroelectrica del Cantabrico, SA (Hidrocantabrico), a Spanish power company, and recorded a pre-tax gain of $73 million. In the year ended December 31, 2000, TXU Europe incurred $11 million of costs associated with an uncompleted offer to acquire Hidrocantabrico. Both of these items are recorded in other income (deductions) - net.

     In February 2001, TXU Europe sold its interest in the North Sea gas fields for $196 million. From the date of the sale through December 31, 2001, TXU Europe has received net cash proceeds of $154 million after settlement of certain outstanding issues, and recorded a net pre-tax gain of $9 million in other income (deductions) - net.

     In May 2000, TXU Gas sold substantially all of the assets of its natural gas processing subsidiary for $105 million, resulting in a pre-tax gain of $53 million ($34 million after-tax). In May 2000, TXU Europe sold its metering business in the UK realizing a pretax gain of approximately $44 million ($31 million) after-tax. In addition, in August 2000, TXU Europe completed the sale of its interest in Severomoravska energetika, a.s. (SME), an Eastern European power company, for $76 million, realizing a pre-tax gain of approximately $30 million ($21 million after-tax). All of these sales have been recorded in other income (deductions) - net.

     The investments in Hidrocantabrico and SME were previously accounted for as available-for-sale marketable equity securities, and the amount of holding gains that were previously recorded in other comprehensive income were reclassified as realized gains.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include the accounts of TXU Corp. and its majority owned subsidiaries, including its business trusts, and are prepared in conformity with accounting principles generally accepted in the United States of America (US). All intercompany items and transactions have been eliminated in consolidation. Investments in businesses over which TXU Corp. does not maintain effective control, such as the Pinnacle joint venture, are generally accounted for under the equity method, and the assets and liabilities of such investees are therefore not reflected in the consolidated financial statements. The only significant unconsolidated entities are the Pinnacle joint venture and the companies established to purchase accounts receivable (see Notes 6 and 15). Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and notes to financial statements, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

     Use of Estimates -- The preparation of TXU Corp.'s financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including mark-to-market valuation adjustments. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates during the current year.

     System of Accounts -- The accounting records of US Holdings have been maintained in accordance with the Federal Energy Regulatory Commission's (FERC) Uniform System of Accounts as adopted by the Commission. The regulated operations of TXU Gas are subject to the accounting requirements prescribed by the National Association of Regulatory Utility Commissioners.

     Regulatory Assets and Liabilities --The financial statements of TXU Corp.'s regulated businesses (primarily its US electricity transmission and distribution and its US gas distribution operations) reflect regulatory assets and liabilities under cost-based rate regulation in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effect of Certain Types of Regulation." As a result of the 1999 Restructuring Legislation, the US electricity generation portion of TXU Corp.'s business no longer meets the criteria to apply regulatory accounting principles. Accordingly, application of SFAS No. 71 to the generation portion of the TXU Corp.'s business was discontinued as of June 30, 1999. Oncor's operations continue to meet the criteria for recognition of regulatory assets and liabilities.

     Investments -- TXU Corp. classifies all of its investments in marketable securities as available for sale. Available for sale securities are generally carried at fair value with the unrealized gains and losses reported in other comprehensive income (loss). Declines in fair value that are other than temporary are reflected in other income (deductions) - net. Deposits in an external trust fund for nuclear decommissioning are carried at fair value in the balance sheet in other investments with the changes in fair value recorded as a liability, to reflect the statutory nature of the trust (see Note 15 - Nuclear decommissioning).

     Goodwill -- Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed for each company acquired and was amortized over a range of 20 to 40 years. Goodwill amortization ceased after December 31, 2001 and is subject to an impairment-based review procedure. (See Changes in Accounting Standards below.)

     Property, Plant and Equipment -- US electric and gas utility plant is stated at original cost less certain regulatory disallowances. The cost of transmission and distribution (T&D) property additions to US electric (and generation property additions prior to July 1, 1999) and gas utility plant includes labor and materials, applicable overhead and payroll-related costs and an allowance for funds used during construction. Generation property additions subsequent to July 1, 1999 and other property, including non-US property, are stated at cost.

     Interest Capitalized and Allowance For Funds Used During Construction (AFUDC) -- AFUDC is a cost accounting procedure whereby amounts based upon interest charges on borrowed funds and a return on equity capital used to finance construction are added to utility plant being constructed. Prior to July 1, 1999, AFUDC was capitalized for all expenditures for ongoing construction work in progress and nuclear fuel in process not otherwise included in rate base by regulatory authorities. As a result of the 1999 Restructuring Legislation, effective July 1, 1999, recording of AFUDC ceased on construction work in progress of generation assets and only interest was capitalized during construction. Interest and AFUDC related to debt for subsidiaries that still apply SFAS No. 71 are capitalized as a component of projects under construction and will be amortized over the assets' estimated useful lives.

     Valuation of Long-Lived Assets -- TXU Corp. evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets would be considered impaired when the projected undiscounted cash flows are less than the carrying value. In that event, a loss would be recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily by available market valuations or, if applicable, discounted cash flows. (See Changes in Accounting Standards below.)

     As a result of the 1999 Restructuring Legislation, in 1999, US Holdings performed an impairment analysis of generation assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires a company to forecast future net cash flows from operating an asset, on an undiscounted basis excluding carrying costs, and to compare the sum of those cash flows with the net carrying value of the asset. Under this test, no impairment existed for accounting purposes.

     Derivative Instruments -- See Changes in Accounting Standards below for a discussion of the change in accounting for derivatives that became effective January 1, 2001 and Note 3 for a more detailed description. TXU Corp. and its domestic and international subsidiaries enter into derivative instruments, including options, swaps, futures, forwards and other contractual commitments, for trading and non-trading purposes in order to manage market risks related to changes in interest rates, foreign currency exchange rates and commodity prices.

     The impact of changes in the market value of the effective portion of any derivative instruments designated and documented as accounting hedges is deferred in the balance sheet and recognized in earnings when the hedged transactions are realized, and the ineffective portion is recognized in earnings.

     Prior to adoption of SFAS No. 133 in January 2001, gains and losses on non-trading derivative instruments effective as hedges were deferred and recorded as a component of the underlying transaction when settled. Also, the energy trading businesses in the US, Europe and Australia used mark-to-market accounting for their trading activities, which is consistent with the required accounting under SFAS No. 133 for trading transactions that are derivatives. If a derivative contract meets the criteria for the normal purchase or sale exception, TXU Corp. can elect not to treat it as a derivative. The use of the normal purchase or sale exemption and the hedge accounting designation are elections that can be made by management if certain strict criteria for derivatives are met and documented.

     Operating Revenues -- TXU Corp. records revenue for retail and other energy sales and services under the accrual method. However, the fair market values of sales contracts determined to be derivative instruments and not designated as normal sales under SFAS No. 133 are recognized upon inception under mark-to-market accounting. Unrealized mark-to-market valuations are recorded net as revenues. Electricity and gas sales revenues that are recognized when services are provided to customers on the basis of periodic cycle meter readings include an estimated accrual for the value of electricity and gas provided from the meter reading date to the end of the period. Energy trading revenues are recorded using the mark-to-market method of accounting.

     The financial statements presented reflect adjustments to revenues in the US Electric segment for over/under recovered fuel costs. To the extent fuel costs incurred exceeded regulated fuel factor amounts included in customer billings, US Electric has recorded revenues on the basis of its ability and intent to obtain regulatory approval for rate surcharges on future customer billings to recover such amounts. Conversely, to the extent fuel costs incurred have been less than amounts included in customer billings, revenues have been reduced on the basis that US

Electric has been required to adjust rates in future customer billings. Following deregulation of the Texas market, fuel factor amounts will, if necessary, be applied prospectively; consequently, recorded revenues will no longer reflect such fuel cost adjustments.

     Mark-to-Market Accounting -- In accordance with Emerging Issues Task Force
(EITF) Issue No. 98-10, TXU Corp. accounts for its energy trading activities using the mark-to-market method of accounting. SFAS No. 133 also requires mark-to-market accounting for derivatives unless the normal purchase or sale exception or hedge accounting are elected. Under the mark-to-market method, energy-related trading contracts and derivative instruments are recorded at current fair value on the balance sheet as either energy trading assets or liabilities, and any unrealized gains or losses resulting from period-to-period changes in the current fair values are recorded net in revenues. TXU Corp. values its portfolio of energy-related trading contracts, which include volumetric forecasts, and derivative instruments at current market prices, commonly referred to as forward price curves. Such market prices normally are based on independent broker quotes and other trading information and are validated routinely under TXU Corp.'s risk management control policies. The availability of quoted market prices is dependent on the type of commodity (e.g., natural gas, electricity, etc.), time period specified and location of delivery. In the absence of quoted market prices, forward price curves are developed based on the available trading information or through the use of standard accepted modeling techniques based on market fundamentals (e.g., supply/demand, replacement cost, etc.).

     All trading positions are marked initially to the mid-point of the bid/ask spread (the mid-market value) discounted using a risk-free interest rate. Liquidity valuation adjustments are recorded as reductions of the mid-market value of open positions and increase as liquidity decreases. In computing the liquidity valuation adjustments, each market (or curve) is split into liquid and illiquid portions. The liquid portion varies by region, time period and commodity. Generally, the liquid period is supported by broker quotes and frequent trading activity. In illiquid periods, normally little or no market information exists, and the fair value is generally estimated through market modeling techniques. However, as a matter of policy, TXU Corp. generally does not recognize any income or loss from these illiquid periods.

     A performance reserve is also established for costs to complete transactions and for various administrative and overhead costs associated with settling the contracts in the future, such as risk management, scheduling and accounting. In addition, a credit reserve is recorded to allow for the risk that the value of contracts may not be collected from the counterparties. Mark-to-market valuation adjustments and reserves (liquidity, performance and credit) are reflected in TXU Corp.'s balance sheet as a reduction in the value of the energy trading asset.

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

     Depreciation of Property, Plant and Equipment -- Depreciation of TXU Corp.'s property, plant and equipment is generally calculated on a straight-line basis over the estimated service lives of the properties. Depreciation also includes an amount for decommissioning costs for US Holdings' nuclear powered electric generating station (Comanche Peak), which is being accrued over the lives of the units. Consolidated depreciation as a percent of average depreciable property for TXU Corp. approximated 3.1% for 2001, 3.2% for 2000 and 3.6% for 1999.

     Amortization of Nuclear Fuel -- The amortization of nuclear fuel in the reactors (net of regulatory disallowances) is calculated on the units-of-production method and is included in nuclear fuel expense.

     Income Taxes -- TXU Corp. and its US subsidiaries file a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based upon their respective taxable income or loss. Investment tax credits are amortized to income over the estimated service lives of the properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities. Certain provisions of SFAS No. 109, "Accounting for Income Taxes", provide that regulated enterprises are permitted to recognize deferred taxes as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates.

     Income Taxes on Undistributed Earnings of Non-US Subsidiaries -- Income Taxes on Undistributed Earnings of Non-US Subsidiaries -- TXU Corp. intends to reinvest the earnings of its non-US subsidiaries into those businesses. Accordingly, no provision has been made for taxes which would be payable if such earnings were to be repatriated. Upon distribution of these earnings in the form of dividends or otherwise, TXU Corp. may be subject to US income taxes and foreign withholding taxes. It is not practicable, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

     Gains/Losses on Extinguishments of Debt -- Gains and losses on reacquired debt are recognized in the Statement of Income as incurred in accordance with SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", unless these costs will be recovered from customers through regulated cash flows. In that case, these gains or losses are deferred and recorded as a regulatory asset and amortized to interest expense over the period approved for ratemaking purposes.

     Earnings Per Share -- Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share include the effect of potential common shares resulting from the assumed exercise of all outstanding stock options and settlement of forward stock purchase agreements. For the years ended December 31, 2001, 2000 and 1999; 235,449: 447,827 and 193,194 shares, respectively, were added to the average shares outstanding.

     Additional dilution of earnings per share would result for common stock associated with 7,089,898 shares of common stock in connection with equity-linked debt securities issued in 1998 if the strike price of $49.19 per share falls below the average market price for the period. Additional dilution of earnings per share would result for common stock associated with 17,960,000 shares of common stock of equity-linked debt securities issued in 2001 if the strike price of $55.68 per share falls below the average market price for the period.

     Cash Equivalents -- For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

     Changes in Accounting Standards-- On January 1, 2001, TXU Corp. adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. (See Note 3 to Financial Statements.)

     SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", became effective for TXU Corp. for transfers on or after April 1, 2001. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires additional disclosures, which have been incorporated in the financial statements. The adoption of SFAS No. 140 did not affect reported results.

     SFAS No. 141, "Business Combinations", became effective for TXU Corp. on July 1, 2001. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001 and eliminates the use of the pooling-of-interests method.

     SFAS No. 142, "Goodwill and Other Intangible Assets", became effective for TXU Corp. on January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units and the discontinuance of goodwill amortization. The amortization of TXU Corp.'s existing goodwill ($220 million annually ) ceased effective January 1, 2002.

     In addition, SFAS No. 142 requires completion of a transitional goodwill impairment test within six months from the date of adoption. It establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss during the transition period will be recognized as the cumulative effect of a change in accounting principle. Subsequent impairments will be recorded in operations.

     As part of its implementation effort to adopt SFAS No. 142, TXU Corp. is in the process of determining its reporting units as defined by SFAS No. 142, the fair value of those reporting units and the allocation of goodwill to those reporting units.

     SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for TXU Corp. on January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the previously recorded asset and the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS No. 143 also requires additional disclosures. TXU Corp. will change its accounting for nuclear decommissioning costs to conform to the new standard.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", became effective for TXU Corp. on January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121.

     For standards not yet adopted, TXU Corp. is evaluating the potential impact on its financial position and results of operations.

3.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     SFAS No. 133 became effective for TXU Corp. on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded in earnings, unless (i) the normal purchase or sale exception or (ii) hedge accounting is elected.

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

     TXU Corp. has designated, documented and assessed accounting hedge relationships which mostly resulted in cash-flow hedges that require TXU Corp. to record the derivative assets or liabilities at their fair value on its balance sheet with an offset in other comprehensive income. Hedge ineffectiveness is recorded in earnings. Amounts are removed from other comprehensive income as the underlying transactions occur.

     TXU Corp. utilizes treasury derivative instruments (i.e., interest rate swaps, cross currency swaps, etc.) in order to manage its exposures to changes in interest rates and foreign currency exchange rates. TXU Corp. generally designates and uses hedge accounting for these treasury instruments.

     TXU Corp. and its subsidiaries have numerous investments in foreign subsidiaries, and the net assets and earnings of these subsidiaries are exposed to currency exchange-rate volatility. TXU Corp. and its subsidiaries have not entered into derivative transactions to hedge their material net investments in foreign operations, but subsidiaries have used foreign currency-denominated debt as the hedge. TXU Corp. and its subsidiaries enter into currency swaps, options and forwards, where appropriate, to manage foreign currency exposure.

     TXU Corp. enters into physical and financial contracts to hedge market risks and exposures to prices of electricity, natural gas and fuel utilized for its generation assets and certain forecasted purchases and sales of power. TXU Corp. uses hedge accounting for these non-trading commodity transactions.

     In 2001 TXU Corp. began entering into contracts with large commercial and industrial customers for electricity deliveries following deregulation of the electricity markets in Texas which began January 1, 2002. The contracts for such deliveries are derivatives; accordingly, these contracts were accounted for on the mark-to-market accounting method in 2001. Due to the highly competitive nature of the large US commercial and industrial customer base, TXU Corp. manages these commodity sales contracts through its energy trading operations. Due to the nature of these contracts, unrealized gains of $88 million were recognized on origination pursuant to SFAS No. 133, and have been included with energy trading assets. An additional $38 million in origination gains were recorded in 2001 primarily related to commercial and industrial retail contracts for sales of natural gas, but $31 million in gains were realized within the year, as the majority of the contracts are short-lived.

     Financial Summary -- TXU Corp. formally documents all relationships between accounting hedge instruments and hedged items, as well as its risk-management objective and strategy for undertaking various accounting hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash-flow or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The maximum term over which TXU Corp. hedges its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is six years.

     In accordance with the transition provisions of SFAS No. 133, TXU Corp. recorded, as of January 1, 2001, a cumulative effect of $132 million after-tax as a decrease to other comprehensive income to recognize the fair value of all derivatives effective as cash-flow hedging instruments, mostly related to derivatives of TXU Europe. For the period from transition to December 31, 2001, $193 million of net losses were reclassified into earnings, substantially all of which related to the cumulative net losses at transition plus the related changes in fair value up to the dates of reversal.

     Essentially all of the terms of TXU Corp.'s derivatives which have been designated as accounting hedges match the terms of the underlying hedged items. TXU Corp. experienced net hedge ineffectiveness of $3 million for the year ended December 31, 2001. This amount was reported as interest expense ($1 million) and as a gain in revenues ($4 million) and represented the total ineffectiveness of all cash-flow hedges.

     With the implementation of the New Electricity Trading Arrangements (NETA) in the UK in March 2001, most of TXU Europe's derivative contracts used to hedge exposure to changes in Pool prices were renegotiated into bilateral contracts. Prior to NETA, these contracts, had been designated as cash flow hedges. The renegotiated bilateral contracts qualify as a normal purchase contracts. In April 2001, the Financial Accounting Standards Board (FASB) finalized a conclusion that contracts with volume optionality do not qualify for the normal purchase or sale exception. As a result, certain of TXU Europe's gas option contracts have been accounted for as derivatives since July 1, 2001 in accordance with the transition provisions of such revised guidance, resulting in a net charge of $5 million as a cumulative effect of this change recorded in other income (deductions) - net.

     Subsequently, the FASB approved a number of implementation issues regarding the normal purchase or sale exception. One of the issues applied exclusively to the electric industry and provided for the normal purchase or sale exception under specific circumstances. Under the new guidance, certain of TXU Europe's electricity contracts qualify for the normal purchase or sale exception from July 1, 2001, thus removing them from SFAS No. 133 classification as derivatives.

     As of December 31, 2001, it is expected that $45 million after-tax of net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges.

     Capacity Auction -- The form of contract entered into as a result of the capacity auction required by the 1999 Restructuring Legislation is a derivative pursuant to SFAS No. 133. These contracts have not been designated as accounting hedges and did not have significant mark-to-market value at December 31, 2001.

4.   RESTRUCTURING OF THE ELECTRIC UTILITY INDUSTRY IN TEXAS

     1999 Restructuring Legislation -- Legislation passed during the 1999 session of the Texas Legislature restructured the electric utility industry in Texas and provided for a transition to competition. Among other matters with accounting consequences, the legislation:

         . provided that by January 1, 2002, each electric utility had to separate (unbundle) its business into the following units: a power generation company, a retail electric provider (REP) and a transmission and distribution (T&D) company or separate T&D companies;
         . authorized competition beginning January 1, 2002 in the retail and generation markets for electricity;
         . provides for the recovery of generation-related regulatory assets and generation-related and purchased power-related costs that are in excess of market value (stranded costs);*
         . provides for a "true up" in 2004 of stranded costs based on market determinations;*
         . required a rate freeze, excluding cost of fuel, for all retail customers until January 1, 2002 and requires certain rate reductions and a price to beat for residential and small commercial customers for up to five years thereafter;
         . provided that earnings in excess of a regulatory earnings cap be used as mitigation (reduction) to the cost of nuclear production assets;*
         . provides that wholesale revenues for 2002 and 2003 be based on the Excess Cost Over Market (ECOM) model*;
         . provides for a reduction in T&D rates (as a retail clawback) in certain circumstances described below; *
         . provides that costs associated with nuclear decommissioning obligations continue to be recovered from retail customers as a non-bypassable charge until the units are decommissioned.

_____________
*The application of these provisions to TXU Corp. will change in the event the settlement plan proposed to the Commission is approved. See Regulatory Settlement Plan below.

     Regulatory Settlement Plan -- On December 31, 2001, US Holdings filed a settlement plan with the Commission that, if approved, will resolve all major pending issues related to US Holdings' transition to competition and will supersede certain ongoing proceedings discussed below that are related to the 1999 Restructuring Legislation. The settlement plan has the endorsement of the major customer groups in the State of Texas. Parties to the settlement include the Commission staff, the Office of Public Utility Counsel, the coalition of cities served by Oncor, Texas Industrial Energy Consumers, Texas Retailers Association, and a new retail electric provider for the state. The settlement does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related possible fuel adjustments described below. The settlement must be approved by the Commission, which has held a hearing on it and is awaiting briefs from the parties. US Holdings is unable to predict the outcome of these proceedings.

     Among other things, the settlement plan resolves T&D rates, the true-up in 2004 of stranded costs, securitization of regulatory assets, collection of current unrecovered fuel costs, reconciliation of 3 1/2 years of fuel expenses and the retail and wholesale clawbacks.

     The major terms of the settlement plan are:

     . Transmission and Distribution Rates -- In 2002, Oncor will implement an excess mitigation credit (EMC) in the amount of $350 million (plus interest), applied over a two-year period as a reduction to T&D rates charged to REPs. This amount reflects resolution of stranded cost mitigation, approximately $8.2 billion of fuel costs covering the period of July 1998 through 2001, the anticipated unrecovered fuel balance at December 31, 2001, other items.

     . Stranded Cost Resolution -- TXU Energy's stranded costs are fixed at zero, including resolution of amounts related to its repurchase of minority owner interests in the Comanche Peak nuclear generating station, recovery of certain environmental improvement costs and elimination of the 2004 true-up proceedings.

     . Regulatory Asset Securitization -- Oncor will receive a financing order authorizing it to issue securitization bonds in the aggregate amount of $1.3 billion to recover generation-related regulatory assets. The settlement provides that there will be an initial issuance of securitization bonds in the amount of up to $500 million upon approval of the settlement followed by a second issuance for the remainder after 2003. This settlement resolves all issues related to generation - related regulatory assets and liabilities.

     . Retail Clawback -- The retail clawback provision was included in the 1999 Restructuring Legislation to serve as an incentive for the affiliated REP of the utilities to actively compete for customers outside their traditional service areas. In the event that TXU Energy's affiliated REP retains more than 60 percent of its residential and small commercial customers after the first two years of competition, the amount of the retail clawback credit will be equal to:

         . the number of residential and small commercial customers retained by TXU Energy in its traditional service area on January 1, 2004;
         . less the number of new customers TXU Energy adds outside of its traditional service territory by January 1, 2004;
         .  multiplied by $90.

     . This determination will be made separately for the residential and small commercial classes and compares to the $150 per customer limit contained in the 1999 Restructuring Legislation. The credit will be applied to Oncor's rates over a two-year period beginning January 1, 2004.

     . Lawsuit and Regulatory Proceeding Resolution -- The parties agree to seek dismissal of a number of currently pending and planned lawsuits, as well as regulatory proceedings, including Docket No. 22652. (See Regulatory Disallowances.)

     TXU Corp. recorded a $154 million (after-tax) extraordinary charge in the fourth quarter of 2001 as a result of settlement related items and debt refinancing. (See Note 5.)

Implementation of the 1999 Restructuring Legislation

     As noted in the appropriate sections of the following discussion, the settlement plan filed with the Commission by US Holdings, if adopted, will result in final determination concerning certain provisions of the legislation.

     If the settlement plan is not approved, certain other proceedings discussed below will not be resolved.

     Stranded Cost True-up (see Regulatory Settlement Plan above) -- The 1999 Restructuring Legislation requires each T&D utility, its affiliated REP, and its affiliated power generation company to jointly file to finalize stranded costs and to reconcile those costs with the estimate of stranded costs developed in the unbundled cost of service proceeding conducted during 2000-2001, such as US Holdings' Docket No. 22350. Such a true-up proceeding will be filed after January 10, 2004, on a schedule and under procedures to be determined by the Commission. Any resulting stranded costs will be collected for TXU Energy through the non-bypassable delivery charges of Oncor, unless the regulatory settlement plan described above is approved, in which case, this filing is not required.

     For the purposes of determining the final stranded cost figure, the 1999 Restructuring Legislation requires TXU Energy to quantify the market value of its generation assets, and hence its stranded costs, using one or more of the following methods: (i) sale of assets, (ii) stock valuation, (iii) partial stock valuation, (iv) exchange of assets or (v) ECOM.

Any true-up proceeding would also require:

          . TXU Energy to reconcile, and either credit or bill to Oncor (and
            Oncor to credit or bill T&D customers), any difference between the price of power determined through the capacity auction process conducted pursuant to the Commission's requirements and the power cost projections that were employed for the same time period in the ECOM model to estimate stranded costs in the Docket No. 22350 proceeding. This reconciliation (wholesale clawback) generally would affect all of TXU Energy's generation revenue for the period 2002-2003.

         . TXU Energy to reconcile and credit to Oncor (and Oncor to credit T&D customers) any positive difference between the price to beat, reduced by the non-bypassable delivery charge, and the prevailing market price of electricity during the same time period to the extent that the price to beat exceeded the market price of electricity. This reconciliation (retail clawback) for the applicable customer class is not required if 40% of the electric power consumed by customers in that class is supplied by competing REPs before January 1, 2004. If a reconciliation is required, the amount credited cannot exceed an amount equal to the number of residential or small commercial customers served by Oncor that are buying electricity from TXU Energy at the price to beat on January 1, 2004, minus the number of new customers obtained outside the service area, multiplied by $150; and

         . the Commission to conduct a review, to the extent any amount of regulatory assets included in a transition charge or competition transition charge had not been previously approved by the Commission, to determine whether these regulatory assets were appropriately calculated and constituted reasonable and necessary costs. If the Commission finds that the amount of regulatory assets is subject to modification, a credit or other rate adjustment will be made to Oncor's non-bypassable delivery rates.

     Stranded Cost Recovery (see Regulatory Settlement Plan above) -- In October 1999, US Holdings filed an application with the Commission for a financing order (Docket No. 21527) to permit the issuance by a special purpose entity of $1.65 billion of transition bonds secured by payments in the form of a non-bypassable charge from retail customers. On May 1, 2000, the Commission signed a final order rejecting US Holdings' request for the $1.65 billion and authorized only $363 million. US Holdings filed an appeal on May 2, 2000, with the Travis County, Texas District Court. On September 7, 2000, the District Court issued a final judgment that reversed part of the Commission's financing order, affirmed other aspects of the Commission's financing order, and ordered the case remanded to the Commission for further proceedings consistent with the judgment. US Holdings and various other parties appealed this judgment directly to the Supreme Court of Texas. On June 6, 2001, the Supreme Court of Texas issued what US Holdings believes is a favorable ruling that should allow Oncor to issue transition bonds of approximately $1.3 billion. On October 18, 2001, the Supreme Court remanded the case to the Commission for determination of the final amount of permitted securitization. The Commission has begun the remand proceeding (Docket No. 24892). US Holdings cannot predict when it will be completed, but is prepared to move quickly in connection with the issuance of transition bonds once a final financing order is issued by the Commission. In connection with the Regulatory Settlement Plan described above, Docket No. 24892 has been consolidated into that proceeding and Docket No. 24892 has been closed.

     On June 6, 2001, the Texas Supreme Court affirmed the judgment of the Travis County, Texas District Court denying an appeal and finding that the securitization provisions are constitutional.

     Mitigation (see Regulatory Settlement Plan above) -- From January 1, 1998 through June 30, 1999, earnings of $170 million in 1998 and $52 million in 1999 in excess of the regulatory earnings cap (mitigation) were recorded as additional depreciation of nuclear production assets. Effective July 1, 1999, following the 1999

Restructuring Legislation, all of US Holdings' and TXU SESCO Company's earnings in excess of the regulatory earnings cap of $92 million in 1999, $310 million in 2000 and $40 million in 2001 were recorded as a reduction of revenues, with a corresponding regulatory liability recorded.

     On June 4, 2001, the Commission issued an interim order that addressed Oncor's charges for T&D service when retail competition would begin. Among other things, that interim order and subsequent final order issued on October 3, 2001, required Oncor to reduce rates (which will necessitate a corresponding reimbursement from TXU Energy), over the period from 2002-2008, both the 1998-2000 earnings in excess of the regulatory earnings cap and an estimate of the 2001 earnings in excess of the regulatory earnings cap. On June 20, 2001, US Holdings filed a petition with the Texas Supreme Court, requesting that the Court issue a writ of mandamus compelling the Commission to vacate the portions of its orders that require US Holdings to halt mitigation of stranded costs and reverse the stranded cost mitigation already taken. On December 31, 2001, the Supreme Court of Texas denied the petition. The Commission's decision continues to be under appeal to the Travis County, Texas District Court.

     On July 31, 2001, the staff of the Commission notified US Holdings and the Commission that it disagreed with US Holdings' computation of the level of earnings in excess of the regulatory earnings cap for calendar year 2000. The Commission's staff disagrees with US Holdings' adjustment that removed $298 million of deferred federal income tax liability associated with under-recovered fuel. On August 13, 2001, the Commission issued an order adopting the staff position. US Holdings disagrees with the Commission's decision and has appealed it to the Travis County, Texas, District Court. If the appeal is not successful, TXU Energy will record an after-tax charge of $23 million.

     Fuel Cost Recovery (see Regulatory Settlement Plan above) -- US Holdings' eligible fuel costs incurred through December 31, 2001 will be recoverable through fixed fuel factors, and to the extent such costs are not recovered by that date, through the true-up process. At December 31, 2001, US Holdings had unrecovered fuel costs plus related interest deferred of $329 million and the balance, plus additional accrued interest, is expected to be recovered through the true-up process.

     TXU Energy is required to file in 2002 with the Commission for final reconciliation of its eligible fuel costs in a proceeding in which it has the burden of proving that fuel costs under review were reasonable and necessary to provide reliable electric service, that it has properly accounted for its fuel-related revenues, and that fuel prices charged to the utility by an affiliate were reasonable and necessary and not higher than prices charged for similar items by such affiliate to other affiliates or nonaffiliates. This final reconciliation will cover the period from July 1998 through December 2001, during which US Holdings incurred about $8.2 billion of reconcilable fuel costs. Management believes all costs are recoverable; however, should there be any disallowances by the Commission, these will be the responsibility of TXU Energy.

     Regulatory Disallowance (see Regulatory Settlement Plan above) -- The Commission's final order in connection with US Holdings' January 1990 rate increase request (Docket No. 9300) was ultimately reviewed by the Texas Supreme Court. As a result, an aggregate of $909 million of disallowances with respect to US Holdings' reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to earnings, was remanded to the District Court with instructions that it be remanded to the Commission for reconsideration on the basis of a prudent investment standard. On remand, the Commission also was required to reevaluate the appropriate level of US Holdings' construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. On June 9, 2000, the District Court's order of remand was filed with the Commission, and the Commission has assigned the remand proceeding Docket No. 22652.

5.   EXTRAORDINARY ITEMS

     Loss on reacquisition of debt -- As a result of the debt restructuring and refinancings in the fourth quarter of 2001 TXU Corp. recorded an extraordinary loss of $97 million (after-taxes of $52 million) for the early reacquisition of debt related to TXU Energy by US Holdings.

     Loss on settlement -- As a result of the Regulatory Settlement Plan submitted to the Commission for approval of outstanding unbundling issues (see
Note 4 to Financial Statements), TXU Corp. recorded an extraordinary loss of $57 million (after-taxes of $63 million) in the fourth quarter of 2001 to reflect the effect of settlement items that are no longer probable of recovery. The settlement related items include unrecovered fuel cost, all remaining generation-related regulatory assets and regulatory liabilities that are not subject to recovery through the issuance of securitization bonds, and the excess cost over market of certain purchased power contracts.

6.   SHORT-TERM FINANCING

     At December 31, 2001, TXU Corp. had outstanding short-term borrowings consisting of commercial paper of $853 million and bank borrowings of $2,369 million. During the years 2001 and 2000, TXU Corp.'s average amounts outstanding for short-term borrowings were $2,970 million and $3,451 million, respectively. Weighted average interest rates on short-term borrowings were 3.91% and 6.97% at December 31, 2001 and 2000, respectively.

     At December 31, 2001, TXU Corp. and its subsidiaries had short-term facilities available as follows:

                                                                                     Borrowings Under Facilities at
                                                                                          December 31, 2001
                                                                                    -------------------------------
                                                                                     Facility
Facility                                   Expiration Date        Borrowers            Limit   Outstanding   Unused
--------                                   ---------------  ----------------------     -----   -----------  -------
US Credit Agreements Facility A (a) .....  April  2002      TXU Corp., US Holdings  $   1,400  $         -  $ 1,400
US Credit Agreements Facility B (a)(b)     February 2005    TXU Corp., US Holdings      1,400            -      932(b)
US Credit Facility ......................  June 2002        TXU Corp.                     700          700        -
Revolving Credit Facilities -
  Tranche A (c) .........................  November 2006    TXU Europe                  1,160          854      306
  Tranche C (d) .........................  January 2002     TXU Europe                    870          813       57
Senior Facility .........................     N/A           TXU Australia                 905          859       46
Subordinated Acquisition Facility .......     N/A           TXU Australia                 211          211        -
Working Capital Facilities ..............     N/A           TXU Australia                  51           32       19

(a) US Holdings' borrowings under both facilities are limited to an aggregate amount outstanding at any one time of $2 billion. US Credit Agreements primarily support commercial paper borrowings of TXU Corp.

(b) At December 31, 2001, letters of credit outstanding under this agreement totaled $468 million, which effectively reduces the unused capacity by that amount.

(c) Outstanding borrowings were $275 million reflected in short-term notes payable-banks and $579 million reflected in long-term debt. The short-term borrowing was repaid in January 2002 with proceeds received from a UK plant sale.

(d) Tranche C was a bridge facility repaid and cancelled on January 21, 2002 in connection with the sale of the UK networks business.
     (See Note 7).

          Other short-term bank borrowings at December 31, 2001 consisted of TXU Europe's borrowings under its accounts receivable financing facility that is collateralized by future receivables of a subsidiary through a short-term note issue arrangement as noted below; a $45 million Euro term loan-facility with a commercial bank to fund the investment in Arto Oyj; and various other short-term borrowings mainly to provide working capital needs.

          Europe -- Revolving Credit Facilities Agreement - In connection with the sale of its UK networks business, TXU Europe terminated the Sterling Credit Agreement, with all borrowings repaid along with associated interest, and immediately replaced it with a new Revolving Credit Facilities Agreement, dated November 19, 2001. There are three tranches in this facility. Tranche A is a multi-currency, (Pounds)800 million five-year revolver which allows for short-term borrowings and the extension to a long- term basis. Tranche B was a (Pounds)230 million standby facility that was not drawn upon and has been cancelled. Tranche C was a (Pounds)600 million short-term bridge facility which was repaid and cancelled in January 2002 upon receipt of proceeds from the UK networks sale. As of December 31,

2001, the outstanding borrowings under this facility were as follows: short-term
- Tranche A - (Pounds)190 million ($275 million) at 4.72% per annum (repaid in January 2002 with proceeds from a plant sale) and Tranche C - (Pounds)560 million ($813 million) at 4.70% per annum (also repaid in January 2002); long-term - Tranche A - (Pounds)399 million ($579 million) of various currency loans due 2006.

     Sale of Receivables -- TXU Corp., through its subsidiaries, has several facilities to provide financing through customer accounts receivable. All of the facilities continually sell customer accounts receivables or undivided interests therein to financial institutions on an ongoing basis to replace those receivables that have been collected.

     Prior to January 1, 2002, TXU Gas and US Holdings sold certain customer accounts receivable to a wholly-owned bankruptcy remote subsidiary of TXU Corp. (TXU Receivables Company) which sells undivided interests in accounts receivable it purchases to financial institutions. As of January 1, 2002, the program was amended to terminate US Holdings' participation and to add TXU Energy Retail Company LP, TXU SESCO Energy Services Company and Oncor Electric Delivery Company as qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of December 31, 2001, TXU Gas had sold $111 million and US Holdings had sold $812 million face amount of receivables to TXU Receivables Company under the program in exchange for cash of $500 million and $414 million in subordinated notes, with $9 million representing costs of the program since inception in August 2001. Annualized costs of the program approximated 3.7% of the cash proceeds from the receivables sales. As of December 31, 2000, TXU Gas had received cash of $100 million and US Holdings had received cash of $500 million for receivables sold under a prior facility. The subordinated notes receivable from TXU Receivables Company are included in accounts receivable in the consolidated balance sheet.

      At December 31, 2001, accounts receivable of TXU Europe were reduced by (Pounds)181 million ($263 million) under a program with a commercial bank, and (Pounds)108 million ($157 million) of future receivables sold were reflected as other short-term loans on the balance sheet. The short-term loan amounts bear interest at an annual rate, which was 4.13% at December 31, 2001, based on commercial paper rates plus a margin. The program was amended in the third quarter of 2001 and the overall limit was reduced to (Pounds)300 million.

      7.  LONG-TERM DEBT

                                                                                       December 31,
                                                                                   ---------------------
                                                                                     2001         2000
                                                                                     ----         -----
US Holdings:
       First mortgage bonds:
             Fixed rate (6.25% to 8.875% due 2002 to 2025) .....................   $  1,978      $ 2,251
             Floating rate (6.725% due 2003) (a) ...............................        400          575
       Pollution control series:
           Brazos River Authority:
             Fixed rate (4.25% to 5.75% due 2029 to 2036) ......................      1,042          863
             Taxable series (2.0% to 2.02% due 2023 to 2036) ...................        310           89
             Variable rate (1.6% to 1.75% due 2032 to 2034) (b) ................         66          467
           Sabine River Authority of Texas:
             Fixed rate (4.0% to 6.45% due 2021 to 2030) .......................        319          199
             Taxable series (2.02% due 2036) (b) ...............................         57          181
           Trinity River Authority of Texas:
             Fixed rate (4.9% to 5.0% due 2027 to 2028) (b) ....................         51           51
       Secured medium-term notes, fixed rate (6.47% to 9.7% due 2002 to 2003) ..         87          159
       Debt assumed for purchase of utility plant (c) ..........................        144          148
       Floating rate debentures (3.639%  due 2003) .............................      1,500           --
       7.17% senior debentures due 2007 ........................................         10          300
       Junior subordinated debentures (3.03% to 8.175% due 2007 to 2008) .......         10           --
TXU Gas:
       Remarketed reset notes due 2008 (d) .....................................        125          125
       Putable asset term securities (7.625%  due 2002) ........................        200          200
       Senior notes (6.25% to 7.125% due 2003 to 2005) .........................        425          425
TXU Europe:
       Bonds (6.45% to 8.75% due 2002 to 2029) .................................      1,325        1,426
       EURO medium-term note program (7.00% to 7.25% due 2005 to 2030) .........        836        1,010
       Senior notes (6.15% to 7.55% due 2002 to 2027) (e) ......................      2,000        2,000
       Rent factoring agreement ................................................         --          284
       Capital leases (See Note 15) ............................................         10          876
       Revolving credit facility (f) ...........................................        579           --
       Sterling credit facilities (f) ..........................................         --        1,451
       Other long-term debt ....................................................        938          694
TXU Australia:
       Floating rates notes (7.08% to 7.20% due 2003 to 2007) (g) ..............        156          171
       Medium-term notes (7.00% due 2005) (g) ..................................        102          112
       Senior notes (8.6%  to 9.15% due 2006 and  2016) (g) ....................        355          271
       Credit facilities (5.04%  to 8.64% due 2004) (g) ........................        859          704
TXU Corp. and other subsidiaries:
       Senior notes:
             TXU Corp. (3.533% to 6.375% due 2002 to 2008) .....................      1,678        1,425
             Various subsidiaries (6.875% to 12.8% due 2002 to 2007) (h) .......        325          323
       TXU Corp. 5.94% mandatory putable/remarketable securities (i) ...........         --          375
       TXU Corp. notes (6% due 2002 to 2004) ...................................        259          336
Equity linked debt securities:
       1998 equity units (6.5% due 2004) .......................................        350          700
       2001 equity units (4.75% to 5.45% due 2006 to 2007) .....................      1,000           --
Unamortized premium and discount and fair value adjustments ....................        (15)         (16)
                                                                                   --------      -------
             Total long-term debt ..............................................     17,481       18,175
Less amounts due currently .....................................................      1,308        2,894
                                                                                   --------      -------
             Total long-term debt, less amounts due currently ..................    $16,173      $15,281
                                                                                   ========      =======

_______________
(a) An interest rate swap effectively fixes the rate on the $400 million series of floating rate senior notes maturing in 2003.
(b) Interest rates in effect at December 31, 2001 are presented. These series are in a flexible or weekly rate modes and are each secured by an irrevocable letter of credit. Bonds in the flexible mode will be remarketed for periods of less than 270 days.
(c) In 1990, US Holdings purchased the ownership interest in Comanche Peak of Tex-La Electric Cooperative of Texas, Inc. (Tex-La) and assumed debt of Tex-La payable over approximately 32 years. The assumption is secured by a mortgage on the acquired interest.
(d) In July 1998, the interest rate was reset to a fixed rate of 6.56% payable until the reset date of January 1, 2005.
(e) TXU Europe has various interest rate and currency swaps in effect with an aggregate notional amount of $1.5 billion ((pound)921 million) that effectively convert fixed rate Senior Notes payable in US dollars to a fixed rate debt payable in pounds sterling. These swaps mature on the dates of the underlying notes and have a weighted average fixed pay rate of 6.61% plus a margin.
(f) The Sterling Credit Agreement facilities were repaid and replaced by the Revolving Credit facilities.
(g) At December 31, 2001, TXU Australia had interest rate swaps denominated in Australian dollars with an aggregate notional amount of A$2.0 billion ($1.1 billion) to swap floating rate interest to fixed rates at a weighted average fixed rate of 6.70%. In addition, TXU Australia had interest rate swaps denominated in US dollars with notional amounts of $250 million maturing in 2006 and $100 million maturing in 2016 to swap fixed rate interest to floating rates which, was 7.18% at December 31, 2001.
(h) In December 2001, $86 million of senior notes with rates of 10.25% to 10.58% originally due 2002 to 2010 were reclassified to due currently because the company intends to repurchase the notes in 2002.
(i) On October 15, 2001, TXU Corp. exercised its right to redeem the securities.

       Debt Restructure and Refinancing Plan -- On January 1, 2002, US Holdings' business was restructured into a regulated T&D utility business and an unregulated energy business. See Note 4 for a more detailed discussion of the separation of the businesses. In connection with the restructuring, the generation assets transferred to TXU Energy were released from the lien of US Holdings' mortgage. Upon transfer of the T&D assets to Oncor, Oncor assumed US Holdings' mortgage and the first mortgage bonds outstanding thereunder. The utility assets of Oncor are subject to the lien of the mortgage.

       Under the debt restructure and refinancing plan, US Holdings' pollution control bond obligations were assumed by TXU Energy.

       The debt restructuring process resulted in a one-time extraordinary charge to earnings of $97 million (after-tax) in the fourth quarter of 2001. (See Note 5.) In connection with the refinancing, approximately $73 million in additional losses from the reacquisition of debt and trust securities was allocated to Oncor and was written-off to operation and maintenance expense in the fourth quarter of 2001. Because this write-off is recoverable, it reduced the adjustment to revenues for earnings in excess of the regulatory earnings cap.

       The pollution control series variable rate debt of US Holdings requires periodic remarketing. Because US Holdings intends to remarket these obligations, and has the ability and intent to refinance if necessary, they have been classified as long-term debt.

       Equity-Linked Debt Securities -- In October 2001, TXU Corp. issued a total of 20 million equity-linked debt securities referred to as Equity Units initially consisting of 20 million Corporate Units, each having an initial stated amount per security of $50. Gross proceeds from the offering were $1.0 billion. Net proceeds were used to repay commercial paper.

       Each Corporate Unit initially consisted of:

       (i) a purchase contract (Purchase Contract) under which the holder is obligated to purchase from TXU Corp. by not later than November 16, 2004 (first settlement date) for $25 cash a specified number of shares of TXU Corp.'s common stock (based on a formula using the market price of TXU Corp.'s common stock) and is obligated to purchase from TXU Corp. by not later than November 16, 2005 (second settlement date) for $25 cash a specified number of shares of TXU Corp.'s common stock (based on a formula using the market price of TXU Corp.'s common stock),

       (ii) until the first settlement date, both a TXU Corp. Series K Senior Note due November 16, 2006 (Series K Note) and a TXU Corp. Series L Senior Note due November 16, 2007 (Series L Note and, together with the Series K Note, Senior Notes) each having a principal amount of $25, and

       (iii) until the second settlement date, the Series L Senior Note.

     Initially, $500,000,000 aggregate principal amount of Series K Notes and $500,000,000 aggregate principal amount of Series L Notes were issued by TXU Corp. to be held as a component of the Corporate Units. The holder of a Corporate Unit is entitled to receive from TXU Corp. quarterly payments, in arrears, at 8.75% per annum of the stated amount of such security ($50) prior to the first settlement date and 8.75% per annum of the remaining stated amount ($25) from the first settlement date to the second settlement date. The payments consists of contract adjustment payments of 3.65% per annum of the stated amount and interest on the Series K Note, at the rate of 4.75% of $25 per annum, and Series L Note, at the rate of 5.45% of the $25 per annum, through the first settlement date and 3.30% per annum of the remaining stated amount and interest on the Series L Note, at the rate of 5.45% of the $25 per annum, through the second settlement date.

     A holder of Corporate Units may create equity-linked debt securities of the type called Treasury Units by substituting appropriate treasury securities for applicable Senior Notes that are components of the Corporate Units. A holder of Treasury Units may recreate Corporate Units by substituting the appropriate Senior Notes for the appropriate treasury securities that are components of the Treasury Units. In each case, the securities replaced by substitution will be released to the holders.

     Under the terms of the Purchase Contracts, TXU Corp. will issue between 8,980,000 and 10,956,000 shares of its common stock in connection with each settlement date. A total of 21,912,000 shares of TXU Corp.'s common stock is reserved for issuance in connection with the Equity Units.

     In October 2001, TXU Corp. recorded, as a reduction of common stock equity, the present value of the contract adjustment payments of $116 million and a portion of the costs incurred in connection with the issuance of the Equity Units. A liability was recorded for the contract adjustment payments and will be reduced as the contract adjustment payments are made. TXU Corp. has the right to defer the contract adjustment payments, but any such election will subject TXU Corp. to restrictions on the payment of dividends on and redemption of outstanding shares of its common stock. TXU Corp. currently has no plans to defer these contract adjustment payments.

     TXU Corp.'s $700 million of equity-linked debt securities issued in 1998 (1998 Equity Units) consisted of purchase contracts under which the holder would purchase from TXU Corp. on settlement dates in 2001 and 2002, a number of its shares of common stock equal to a specified rate (based on a formula using the market price of TXU Corp.'s common stock) and TXU Corp.'s Series D Senior Notes due 2003 and TXU Corp.'s Series E Senior Notes due 2004. On August 16, 2001, TXU Corp. issued 7.5 million shares of common stock for $351 million in fulfillment of stock purchase contracts with holders of these securities. Also, the coupon rate on the $350 million TXU Corp. Series D Notes due 2003 was reset from 6.37% to 5.52% commencing August 16, 2001.

     Europe -- EMTN Program -- At December 31, 2001, TXU Europe has a (Euro)2.0
     ------
billion Euro Medium Term Note (EMTN) program, under which TXU Europe may from time to time issue notes in various currencies. As of December 31, 2001, a financing subsidiary of TXU Europe has (Pounds)301 million ($437 million) of 35 Put 5 Resettable Notes due 2035 (Resettable Notes) outstanding under the EMTN program. The initial interest rate on the Resettable Notes, up to the first reset date of November 30, 2005, is 7.7875%. The issuer of the Resettable Notes has a call option to repurchase the Resettable Notes at par on November 30, 2005. This call option has been assigned to commercial banks for a consideration of approximately (Pounds)5 million ($7 million) per annum for five years. The Resettable Notes also include a put option that is exercisable at 5 years (November 30, 2005) by the holder and a reset feature that permits the holder to remarket the Resettable Notes at a different interest rate if the put is not exercised. On the reset date, the new interest rate will be determined in accordance with the terms of the Resettable Notes for the next 6 to 20 years. The Resettable Notes can be redeemed at principal plus accrued interest on November 30, 2005.

     As of December 31, 2001, there was (Pounds)275 million ($399 million) in 7.25% Sterling Eurobonds due March 8, 2030 outstanding under the EMTN program. TXU Europe has granted to the holders an optional put in 2015 in exchange for a waiver of a provision that would have prohibited the disposition of the UK distribution Networks business. A similar provision in the Resettable Notes has been waived for a fee without any further changes to the terms of the Resettable Notes.

     Australia -- In October 2001, TXU Australia refinanced all of its senior
     ---------
bank debt facilities, maturing from October 2001 to February 2002, into one syndicated facility. The new facility contains a number of tranches, all of which will mature in October 2004.

     At December 31, 2001, TXU Australia had A$505 million ($258 million) medium-term notes outstanding, of which payments of A$475 million ($243 million) were guaranteed under a policy issued by MBIA Insurance Corporation. The medium-term notes have three tranches consisting of fixed and variable rates due from October 2003 to September 2007.

     Maturities -- Sinking fund and maturity requirements for the years 2002
     ----------
through 2006 under all long-term debt instruments in effect at December 31, 2001, were as follows:

                  Year
                  ----

                  2002................................... 1,307
                  2003 .................................. 2,921
                  2004 .................................. 1,893
                  2005 .................................. 1,550
                  2006 .................................. 2,091

     In January 2002, in connection with TXU Europe's sale of its UK distribution networks business, $1.072 billion of debt ($500 million due 2004, $286 million due 2012 and $286 million due 2025) was assumed by the LE Group as part of the sale agreement. This amount was classified as long-term debt on the balance sheet at December 31, 2001 but has been excluded from the table of maturities above.

8. TXU CORP. OR SUBSIDIARY OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUSTS, EACH HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF TXU CORP. OR RELATED SUBSIDIARY (TRUST SECURITIES)

     Statutory business trusts have been established as wholly-owned financing subsidiaries (Trusts) of TXU Corp., US Holdings and TXU Gas (parent companies) for the purposes, in each case, of issuing trust securities and holding Junior Subordinated Debentures issued by the Trust's parent company (Debentures). TXU Corp. Capital I and II Trust Securities have a liquidation preference of $25 per unit, and TXU Gas Capital I Trust Securities have a liquidation preference of $1,000 per unit. The only assets of each Trust are Debentures of its parent company having a principal amount set forth under "Trust Assets" in the table below. The interest on Trust assets matches the distributions on the Trust Securities. Each Trust uses interest payments received on the Debentures it holds to make cash distributions on the Trust Securities it has issued.

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

     In December 2001, in connection with the restructuring and refinancing plans of US Holdings to comply with the 1999 Restructuring Legislation, the TXU Electric Capital I and Capital III Trust Securities, with liquidation preferences of $25 per unit, were redeemed for $141 and $194 million, respectively. In addition, US Holdings redeemed $99 million of the $100 million of outstanding TXU Electric Capital IV Trust Securities and $392 million of the $400 million outstanding amount of its TXU Electric Capital V Trust Securities, both of which had a liquidation preference of $1,000 per unit. Following the completion of the redemption, the Capital IV and V Trusts were liquidated. The capital securities held by the security holders were refinanced by proceeds of junior subordinated debentures of US Holdings, which are classified on the balance sheet as other long-term debt.

     The statutory business trust subsidiaries of TXU Corp., US Holdings and TXU Gas had Trust Securities outstanding and Trust Assets as follows at December 31:

                                                Trust Securities                        Trust Assets         Maturity
                                  --------------------------------------------   --------------------------  --------
                                       Units (000's)              Amount                   Amount
                                  -----------------------  -------------------   --------------------------

                                    2001   2000     1999   2001  2000     1999      2001    2000      1999
                                    ----   ----     ----   ----  ----     ----      ----    ----      ----

TXU Corp.
--------
TXU Corp. Capital I
    (7.25% Series) ...........     9,200   9,200   9,200  $ 223 $  223 $   223   $   237  $   237  $   237       2029
TXU Corp. Capital II
    (8.7% Series) ............     6,000   6,000   6,000    145    145     145       155      155      155       2034
                                  ------  ------  ------  ----- ------ -------   -------  -------  -------
       Total TXU Corp.........    15,200  15,200  15,200    368    368     368       392      392      392
                                  ------  ------  ------  ----- ------ -------   -------  -------  -------

US Holdings
-----------

TXU Electric Capital I
    (8.25% Series) ...........         -   5,871   5,871      -    141     141         -      155      155       2030
TXU Electric Capital III
    (8.00% Series) ...........         -   8,000   8,000      -    194     194         -      206      206       2035
TXU Electric Capital IV
   (Floating Rate Trust
   Securities)(a) ............         -     100     100      -     98      97         -      103      103       2037
TXU Electric Capital V
 (8.175% Series) .............         -     400     400      -    396     392         -      412      412       2037
                                          ------  ------  ----- ------ -------   -------  -------  -------
    Total US Holdings ........         -  14,371  14,371      -    829     824         -      876      876
                                          ------  ------  ----- ------ -------   -------  -------  -------

TXU Gas
-------

TXU Gas Capital I
 (Floating Rate Trust
 Securities)(b) ..............       150     150     150    147    147     147       155      155      155       2028
                                  ------  ------  ------  ----- ------ -------   -------  -------  -------

    Total ....................    15,350  29,721  29,721  $ 515 $1,344 $ 1,339   $   547  $ 1,423  $ 1,423
                                  ======  ======  ======  ===== ====== =======   =======  =======  =======

(a) Floating rate is determined quarterly based on LIBOR. A related interest rate swap effectively fixed the rate on the TXU Electric Capital IV securities at 7.183% through November 2001 when it was terminated.
(b) Interest rate swaps effectively fix the rate on $100 million of the TXU Gas Floating Rate Trust Securities at 6.629% and at 6.444% on the remaining $50 million of the Trust Securities to July 1, 2003.

      Each parent company owns the common trust securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of such trust's securities.

9.   PREFERRED STOCK AND SECURITIES OF SUBSIDIARIES OF TXU CORP.

PREFERRED STOCK--

                                      Shares Outstanding       Amount        Redemption Price Per Share
Dividend Rate                             December 31,      December 31,         December 31, 2001
-------------                        --------------------  --------------    --------------------------
                                       2001     2000        2001      2000
                                       ----     ----        ----      ----
                                      Thousands of Shares
Not Subject to Mandatory Redemption:
US Holdings (a):
----------------

$4.00 to $5.08 series ...............   379      379     $    38   $    38      $  101.79 to $112.00
  7.98 series .......................   261      261          26        26               (c)
  7.50 series (b) ...................   308      308          30        30               (c)
  7.22 series (b) ...................   221      221          21        21               (c)
                                                         -------   -------
    Total ...........................                        115       115
                                                         -------   -------

TXU Gas (entitled upon liquidation to stated value per share; authorized 2,000,000 shares)
------------------------------------------------------------------------------------------
Adjustable Rate Preferred Stock:

  Series F (d) ......................    75       75          75        75      $   1,000.00
                                                         -------   -------
      Total .........................                    $   190   $   190
                                                         =======   =======

Subject to Mandatory Redemption:
US Holdings (a) (e):
-------------------

$6.98 series ........................   107      107     $    11   $    11               (c)
 6.375 series .......................   100      100          10        10               (c)
                                                         -------   -------
    Total ...........................                    $    21   $    21
                                                         =======   =======

________________________________
(a) Cumulative, without par value, entitled upon liquidation to $100 per share; total authorized shares of preferred stock 17,000,000.
(b) The preferred stock series is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share represents one quarter of a share of underlying preferred stock.
(c)   Preferred stock series is not redeemable at December 31, 2001.
(d) Stated value $1,000 per share. The preferred stock series is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share represents one-fortieth of a preferred share for $25 per depositary share. Dividend rates are determined quarterly, in advance, based on certain US Treasury rates. At December 31, 2001, the Series F bears a dividend rate of 4.6719%.
(e) US Holdings is required to redeem at a price of $100 per share plus accumulated dividends a specified minimum number of shares annually or semi-annually on the initial/next dates shown below. These redeemable shares may be called, purchased or otherwise acquired. Certain issues may not be redeemed at the option of US Holdings prior to 2003. US Holdings may annually call for redemption, at its option, an aggregate of up to twice the number of shares shown below for each series at a price of $100 per share plus accumulated dividends.

                                  Minimum Redeemable        Initial/Next Date of
                       Series           Shares              Mandatory Redemption
                       -------------------------------      --------------------
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

10.  SHAREHOLDERS' EQUITY

     Common Stock Equity -- TXU Corp. has a Direct Stock Purchase and Dividend Reinvestment Plan (DRIP) and a TXU Thrift Plan (Thrift Plan). During 2001, $12 million in common stock of TXU Corp. was issued to these plans. The requirements under the DRIP and Thrift Plan have been met through open market purchases of TXU Corp.'s common stock in 2000 and 1999.

     At December 31, 2001, the Thrift Plan had an obligation of $244 million outstanding in the form of a note, which TXU Corp. purchased from the original third-party lender in April 1990 and recorded as a reduction to common equity. At December 31, 2001, the Thrift Plan trustee held 4,400,429 shares of common stock (LESOP Shares) of TXU Corp. valued at $47.15 per share, under the leveraged employee stock ownership provision of the Thrift Plan. LESOP Shares are held by the trustee until allocated to Thrift Plan participants when required to meet TXU Corp.'s obligations under terms of the Thrift Plan. The Thrift Plan uses dividends on the LESOP Shares held and contributions from TXU Corp., if required, to repay interest and principal on the note. Common stock equity increases at such time as LESOP Shares are allocated to participants' accounts although shares of common stock outstanding include unallocated LESOP Shares held by the trustee. Allocations to participants' accounts increased common stock equity by $9 million in 2001 and 2000 and $8 million in 1999.

     The Long-Term Incentive Compensation Plan is a comprehensive, stock-based incentive compensation plan, providing for discretionary awards (Awards) of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, bonus stock and other stock-based awards. The maximum number of shares of common stock for which Awards may be granted under the plan is 2,500,000 of which 1,291,275 shares remain available for award. During 2001, 2000, and 1999, the Board of Directors authorized the award of 535,052, 332,895 and 208,200 shares, respectively, of restricted common stock, which were issued subject to performance and vesting requirements over a three- to five-year period.

     TXU Europe offers a Long-Term Incentive Plan, a Sharesave and a Loyalty Award Plan to eligible UK-based employees. TXU Corp. applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its employee share plans. TXU Corp.'s compensation costs recorded for these plans were $11 million, $12 million and $15 million in 2001, 2000 and 1999, respectively. Had compensation costs been determined based on SFAS No. 123, there would have been no significant difference in the compensation expense recognized.

     Effective with the merger of TXU Gas and TXU Corp., outstanding options for TXU Gas common stock were exchanged for options for 532,913 shares of TXU Corp.'s common stock. At December 31, 2001, 79,450 of these options remained outstanding and exercisable at prices ranging from $19.75 to 28.83 per share.

     At December 31, 2001, authorized but unissued common stock of TXU Corp. were reserved for issuance and sale pursuant to the following;

      DRIP Plan................................................  4,306,671
      Thrift Plan .............................................  5,906,985
      TXU Corp. long-term incentive compensation plan .........  1,165,975
      TXU Europe sharesave scheme .............................  2,250,000
      Equity-linked debt securities ........................... 31,215,209
      Other ...................................................  1,562,733
                                                                ----------
            Total                                               46,407,573
                                                                ==========

     During 2001, TXU Corp. had two equity purchase agreements with separate financial institutions to purchase shares of TXU Corp.'s common stock. In April 2001, TXU Corp. purchased 1,252,500 shares of its common stock for $44 million under one of the equity purchase agreements. Following that purchase, TXU Corp. terminated both contracts without purchasing additional shares. Settlement of these agreements had no effect on earnings. During 2000, TXU Corp. repurchased approximately 18.6 million shares of its common stock for $596 million through open market purchases. Additional purchases may occur from time to time.

     Preference Stock -- In June 2000, TXU Corp. issued 3,000 shares of Series B preference stock for $300 million. The preference stock has a dividend rate of 7.24% until June 15, 2005. The dividend rate for subsequent periods will be determined according to periodic auctions. The Series B preference stock has a liquidation preference of $100,000 per share. TXU Corp. may not redeem the shares before June 15, 2005. TXU Corp. is authorized to issue up to 50 million shares of preference stock in one or more series.

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

11.  INCOME TAXES

     The components of TXU Corp.'s provisions for income taxes are as follows:



                                                    Year Ended December 31,
                                                    -----------------------
                                                  2001        2000       1999
                                                  ----        ----       ----

     Current:
          US Federal...........................  $115        $153       $110
          State ...............................    41          18         17
          Non-US ..............................   144         (45)        19
                                                 ----        ----       ----
               Total ..........................   300         126        146
                                                 ----        ----       ----
      Deferred:
          US Federal ..........................   (10)        129        170
          State ...............................    (3)        (19)        18
          Non-US ..............................  (288)        124        138
                                                 ----        ----       ----
               Total ..........................  (301)        234        326
                                                 ----        ----       ----
     Investment tax credits ...................   (23)        (23)       (23)
                                                 ----        ----       ----
               Total ..........................  $(24)       $337       $449
                                                 ====        ====       ====

      Reconciliation of income taxes computed at the US federal statutory rate to provision for income taxes:

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                        2001       2000       1999
                                                                        ----       ----       ----
Income before income taxes:
      Domestic ..................................................    $   903    $   925    $ 1,016
      Non-US ....................................................        (96)       328        418
                                                                     -------    -------    -------
            Total ...............................................        807      1,253      1,434
      Preferred stock dividends of subsidiaries .................         14         14         14
                                                                     -------    -------    -------
      Income before preferred stock dividends of subsidiaries....    $   821    $ 1,267    $ 1,448
                                                                     =======    =======    =======

Income taxes at the US federal statutory rate of 35%.............    $   287    $   444    $   507

      Depletion allowance .......................................        (25)       (24)       (25)
      Amortization of investment tax credits ....................        (23)       (23)       (23)
      Amortization of tax rate difference .......................         (8)        (9)        (7)
      Allowance for funds used during construction ..............         (2)        (3)        (2)
      Amortization of prior flow-through amounts ................        (10)         5          2
      State income taxes, net of federal tax benefit ............         25         (1)        22
      Amortization of goodwill ..................................         73         59         55
      Foreign tax credit ........................................       (166)       (23)       (31)
      Foreign tax rate differences ..............................          1        (14)       (21)
      Valuation allowance reversal ..............................         --         --        (10)
      Resolution of prior year taxes ............................         (6)       (29)        (9)
      Effect of foreign tax rate changes ........................         --        (11)        (3)
      Tax benefits associated with UK plant dispositions ........       (120)        --         --
      Other .....................................................        (50)       (34)        (6)
                                                                     -------    -------    -------
Provision for income taxes ......................................    $   (24)   $   337    $   449
                                                                     =======    =======    =======

Effective tax rate (on income before preferred stock dividends
     Of subsidiaries) ...........................................        (3)%        27%        31%

      TXU Corp. had net tax benefits from LESOP dividend deductions of $3.8 million, $4.0 million and $4.1 million in 2001, 2000 and 1999, respectively, which were credited directly to retained earnings.

      The components of TXU Corp.'s deferred tax assets and deferred tax liabilities are as follows:

                                                                              December 31,
                                                 -------------------------------------------------------------------------
                                                                  2001                                   2000
                                                 ----------------------------------    -----------------------------------

                                                   Total    Current      Noncurrent        Total      Current   Noncurrent
                                                   -----    -------      ----------        -----      -------   ----------
Deferred Tax Assets
    Unbilled revenues ..........................  $   57     $   57       $   --       $    45      $   45      $   --
    Unamortized investment tax credits .........     182         --          182           269          --         269
    Impairment of assets .......................     136         --          136            76          --          76
    Regulatory disallowance ....................      93         --           93           107          --         107
    Alternative minimum tax ....................     540         --          540           608          --         608
    Tax rate differences .......................      54         --           54            66          --          66
    Employee benefits ..........................     221          5          216           212           8         204
    Net operating loss carryforwards ...........      62         15           47            89          15          74
    Mitigation and redirected depreciation .....     124         --          124           246          --         246
    Foreign tax loss carryforwards .............     274         --          274           157          --         157
    Deferred benefits of state income taxes ....      75         13           62           190           6         184
    Leased assets ..............................     256         --          256           361          --         361
    Valuation allowance ........................    (202)        --         (202)         (239)         --        (239)
    Other ......................................     485         29          456           441          26         415
    Deferred state income taxes ................      16          1           15            74          --          74
                                                 -------    -------     --------       -------      ------      ------
          Total ................................   2,373        120        2,253         2,702         100       2,602
                                                 -------    -------     --------       -------      ------      ------

Deferred Tax Liabilities
    Depreciation differences and capitalized
        construction costs .....................   4,672         --        4,672         4,886          --       4,886
    Over/(under)-recovered fuel revenue ........      --         --           --           295         295          --
    Redemption of long-term debt ...............     133         --          133           133          --         133
    Recoverable redirected depreciation ........      --         --           --           123          --         123
    Deferred charges for state income taxes ....       8         --            8            21          --          21
    Unbilled income ............................       8          8           --            22          22          --
    Leased assets ..............................     250         --          250           430          --         430
    Other ......................................     950         --          950           633           2         631
    Deferred state income taxes ................      36         --           36           362          21         341
                                                 -------    -------     --------       -------      ------      ------
          Total ................................   6,057          8        6,049         6,905         340       6,565
                                                 -------    -------     --------       -------      ------      ------
    Net Deferred Tax (Asset) Liability .........  $3,684       (112)      $3,796        $4,203       $ 240      $3,963
                                                 =======    =======     ========       =======      ======      ======

                                                                              December 31,
                                                 -------------------------------------------------------------------------
                                                                2001                                   2000
                                                 ----------------------------------    -----------------------------------
                                                      Net       Net          Net            Net        Net         Net
                                                    Current   Current    Noncurrent       Current    Current   Noncurrent
                                                     Asset   Liability    Liability        Asset    Liability  Liability
                                                     -----   ---------    ---------        -----    ---------  ---------
Summary of Deferred Income Taxes
    US Federal .................................       104        $ --       $3,337         $ --        $215     $2,901
    State ......................................         1          --           21           --          21        268
    United Kingdom .............................        --          --          346           --          --        698
    Australia ..................................         7          --           92           --           4         96
                                                   -------      ------    ---------      -------      ------    -------
         Total .................................      $112        $ --       $3,796         $ --        $240     $3,963
                                                   =======      ======    =========      =======      ======    =======

      At December 31, 2001, TXU Corp. had $540 million of alternative minimum tax credit carryforwards available to offset future tax payments. At December 31, 2001, TXU Gas had pre-merger net operating loss (NOL) carryforwards of $236 million that begin to expire in 2008. The NOL's can be used to offset future US taxable income of TXU Corp. Due to a 1999 change in Internal Revenue Service
(IRS) regulations, TXU Corp. fully expects to utilize all its NOL's prior to their expiration date. Accordingly, a $10 million deferred tax asset valuation allowance recorded in 1998 was reversed in 1999. TXU Corp. utilized $42 million of NOL's in 2001 and $42 million in 2000. At December 31, 2001, TXU Australia had $415 million and TXU Europe had $498 million of tax loss carryforwards that can be used to offset future taxable income in their respective jurisdictions. These tax loss carryforwards do not have expiration dates. TXU Europe has recorded a valuation allowance of $202 million against the deferred tax assets related to leased assets.

     The tax effect of the components included in accumulated other comprehensive income for the year ended December 31, 2001 was $47 million.

     TXU Corp.'s income tax returns are subject to examination by applicable tax authorities. The IRS is currently examining the tax years ended 1993 through 1997. In management's opinion, an adequate provision has been made for any future taxes that may be owed as a result of any examination. To the extent that adjustments to income tax accounts of acquired businesses for periods prior to their acquisition are required as a result of an examination, the adjustment will be added to or deducted from goodwill.

12.  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

     Most US employees are covered by various defined benefit pension plans which provide benefits based on years of service and average earnings. The TXU Retirement Plan (Retirement Plan), is a defined benefit pension plan sponsored by TXU Corp. The Retirement Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code) and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Employees are eligible to participate in the Retirement Plan upon their completion of one year of service and the attainment of age 21. All benefits are funded by the participating employers. The Retirement Plan provides benefits to participants under one of two formulas: (i) a cash balance formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits, or (ii) a traditional defined benefit formula based on years of service and the average earnings of the three years of highest earnings.

     In addition, most US employees are eligible to participate in a qualified savings plan, the TXU Thrift Plan (Thrift Plan). This plan is a participant-directed defined contribution profit sharing plan qualified under
Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan includes an employee stock ownership component. Under the terms of the Thrift Plan, as amended effective January 1, 2002, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax payroll deductions, a specified amount of compensation ranging from 1% to 20%. Employees who earn more than such threshold may contribute from 1% to 16% of their compensation. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the cash balance formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the traditional defined benefit formula of the Retirement Plan. Employer matching contributions are invested in TXU Corp. common stock. Contributions to the Thrift Plan aggregated $16 million for 2001 and $15 million for 2000 and 1999.

     During 1999, certain US employees were offered and accepted early retirement and settlement options resulting in curtailment losses and settlement gains. As a portion of these costs are recoverable through rates, effects of the early retirement options applicable to regulated business were recorded as regulatory assets.

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

     TXU Australia sponsors various pension plans covering the majority of its employees. TXU Australia's contributions to its defined contribution plans were A$2.6 million ($1.3 million), A$2.0 million ($1.1 million) and A$1.8 million ($1.2 million) for 2001, 2000 and 1999, respectively.

     The pension information presented below has been adjusted to reflect the impact of the following events in the UK during 2000: the sale of the metering business (May 2000), the acquisition of Norweb Energi (August 2000) and the related transfer of customer services personnel to Vertex (September 2000). As a result of these events there has been a significant movement of employees out of and into the pension scheme. The net effect of these curtailments and settlements was a loss of less than (pound)1 million ($1.5 million) for 2000. No adjustment has been made for the effects of the sale of the UK networks business completed in January 2002.

     The projected benefit obligations and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $2,385 million and $2,171 million, respectively, as of December 31, 2001 and $111 million and $77 million, respectively, as of December 31, 2000.

                                                                                2001         2000     1999
Weighted-average assumptions:
Discount rate ..............................................................    7.50%        8.00%    8.25%
Expected return on plan assets .............................................    9.00%        9.00%    9.00%
Rate of compensation increase ..............................................    4.30%        4.30%    4.30%

                                                                                   Year Ended December 31,
                                                                                --------------------------
                                                                                2001         2000     1999
                                                                                ----         ----     ----
Components of Net Pension Costs:
Service cost ...............................................................   $   59         $ 60    $  70
Interest cost ..............................................................      206          203      203
Expected return on assets ..................................................     (270)        (269)    (252)
Amortization of unrecognized net transition asset ..........................       (1)          (1)      (1)
Amortization of unrecognized prior service cost ............................        7            6        4
Amortization of net gain ...................................................      (19)         (21)      --
Recognized curtailment loss ................................................        2            1       --
Recognized settlement gains ................................................       --           --      (41)
Recognized termination benefits loss .......................................       --           --       60
Divestitures ...............................................................       --           (2)      --
                                                                               ------         ----    -----
    Net periodic pension cost ..............................................   $  (16)        $(23)   $  43
                                                                               ======         ====    =====


Change in Pension Obligation:
Pensions obligation at beginning of year ...................................   $ 3,093       $ 3,050
    Service cost ...........................................................        59            60
    Interest cost ..........................................................       206           203
    Participant contributions ..............................................         9            15
    Plan amendments ........................................................        (4)           22
    Net transfer of obligations to other plans .............................        (3)           26
    Actuarial loss .........................................................       167            20
    Termination liabilities ................................................        14             -
    Divestitures ...........................................................         -           (13)
    Benefits paid ..........................................................      (157)         (181)
    Curtailments ...........................................................         -            (2)
    Special termination benefits ...........................................         -            26
    Currency exchange rate changes                                                 (49)         (133)
                                                                               -------       -------
Pension obligation at end of year                                              $ 3,335       $ 3,093
                                                                               =======       =======

Change in Plan Assets:
Fair value of assets at beginning of year .................................    $ 3,628       $ 3,852
    Actual return on assets ...............................................       (231)           53
    Divestitures ..........................................................          -           (45)
    Employer contributions ................................................         66            56
    Participant contributions .............................................          9            15
    Net transfer of assets to other plans .................................         (3)           30
    Benefits paid .........................................................       (155)         (178)
    Currency exchange rate changes ........................................        (56)         (155)
                                                                               -------       -------
Fair value of assets at end of year .......................................    $ 3,258       $ 3,628
                                                                               =======       =======

Funded Status:
Pension obligation ........................................................    $(3,335)      $(3,093)
Fair value of assets ......................................................      3,258         3,628
Unrecognized net transition asset .........................................         (2)           (3)
Unrecognized prior service cost ...........................................         56            69
Unrecognized net (gain)/loss ..............................................        344          (342)
                                                                               -------       -------
Prepaid pension cost ......................................................    $   321       $   259
                                                                               =======       =======

Amounts Recognized in the Statement of Financial Position Consist of:
Prepaid pension cost ......................................................    $   393       $   383
Accrued benefit liability .................................................        (90)         (129)
Intangible asset ..........................................................          4             1
Accumulated other comprehensive loss ......................................          9             3
Accumulated deferred income taxes .........................................          5             1
                                                                               -------       -------
   Net amount recognized ..................................................    $   321       $   259
                                                                               =======       =======

    .                                 A-73

     In addition to the retirement plans, the US subsidiaries offer certain health care and life insurance benefits to substantially all of their employees and their eligible dependents upon the retirement of such employees from TXU. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree's age and years of service.

                                                                     2001      2000      1999
                                                                     ----      ----      ----
Weighted-average assumptions:
Discount rate ..................................................      7.50%     8.00%     8.25%
Expected return on plan assets .................................      8.34%     8.49%     8.49%

                                                                      Year Ended December 31,
                                                                    --------------------------
                                                                     2001      2000      1999
                                                                     ----      ----      ----
Components of Net Periodic Postretirement Benefit Costs:
Service cost ...................................................    $   20    $   20    $   24
Interest cost ..................................................        52        49        47
Expected return on assets ......................................       (16)      (15)      (12)
Amortization of unrecognized net transition obligation .........         9        10        10
Amortization of unrecognized prior service cost ................         2         1         2
Amortization of net loss .......................................         1        --         5
Recognized curtailment loss ....................................        --        --        24
                                                                    ------    ------    ------
     Net postretirement benefit cost ...........................    $   68    $   65    $  100
                                                                    ======    ======    ======

Change in Postretirement Benefit Obligation:
Benefit obligation at beginning of year ........................    $  695    $  620
    Service cost ...............................................        20        20
    Interest cost ..............................................        52        49
    Participant contributions ..................................         8         6
    Plan amendments ............................................        18        --
    Actuarial loss .............................................       175        61
    Divestitures ...............................................        --       (10)
    Benefits paid ..............................................       (54)      (51)
                                                                    ------    ------
Benefit obligation at end of year ..............................    $  914    $  695
                                                                    ======    ======

Change in Plan Assets:
Fair value of assets at beginning of year ......................    $  185    $  177
    Actual return on assets ....................................        (4)        2
    Employer contributions .....................................        53        44
    Participant contributions ..................................         7         5
    Benefits paid ..............................................       (51)      (43)
                                                                    ------    ------
Fair value of assets at end of year ............................    $  190    $  185
                                                                    ======    ======

Funded Status:
Benefit obligation .............................................    $ (914)   $ (695)
Fair value of assets ...........................................       190       185
Unrecognized transition obligation .............................        90       120
Unrecognized prior service cost ................................        51        15
Unrecognized net loss ..........................................       267        71
                                                                    ------    ------
Accrued postretirement benefit cost ............................    $ (316)   $ (304)
                                                                    ======    ======

     The expected increase in costs of future benefits covered by the postretirement benefit plans is projected using a health care cost trend rate for pre-65 liabilities of 10% for 2002 decreasing by 1% each year until the ultimate rate of 5% is reached in 2007. For post-65 liabilities the rate is 11% for 2002 decreasing by 1% each year until the ultimate rate of 5% is reached in 2008. A one percentage point increase in the assumed health care cost trend rate in each future year would increase the accumulated postretirement benefit obligation at December 31, 2001 by approximately $109 million and other postretirement benefits cost for 2001 by approximately $11 million. A one percentage point decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation at December 31, 2001 by approximately $90 million and other postretirement benefits cost for 2001 by approximately $9 million.

13.  ENERGY TRADING ACTIVITIES

     In the course of providing comprehensive energy products and services to its diversified client base, TXU Corp. engages in energy price risk management activities. In addition to the purchase or sale of physical commodities, TXU Corp. enters into futures contracts; swap agreements, where settlement is based on the difference between a fixed and floating (index based) price for the underlying commodity; exchange traded options; over-the-counter options, which are settled in cash or in the physical delivery of the underlying commodity; exchange-of-futures-for-physical transactions; energy exchange transactions; storage activities; and other contractual arrangements. TXU Corp. may buy and sell certain of these instruments to manage its exposure to price risk from existing contractual commitments as well as other energy-related assets and liabilities. It may also enter into contracts to take advantage of arbitrage opportunities. In order to manage its exposure to the price risk associated with these instruments, TXU Corp. has established trading policies and limits and revalues its exposures against these benchmarks utilizing integrated energy systems to capture, value and understand the portfolio risks. TXU Corp. also periodically reviews these policies to ensure they are responsive to changing market and business conditions.

     TXU Corp. applies mark-to-market accounting for its energy trading and risk management activity and certain retail contracts. In accounting for energy trading contracts, settlements of positions under which energy ownership is exchanged (physical contracts) are recorded gross as revenues and purchases. Gains and losses from settlements of financial positions are recorded net as revenues. For energy trading contracts not yet settled, whether financial or physical, changes in fair value are recorded net as revenues. Such fair value changes are referred to as unrealized gains and losses from mark-to-market valuations. When positions are settled and gains and losses are realized, the previously recorded unrealized gains and losses from mark-to-market valuations are reversed. The recognized, unrealized balances are included in energy trading assets/liabilities.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and related estimated fair values of TXU Corp.'s significant financial instruments were as follows:

                                                                                  December 31, 2001       December 31, 2000
                                                                                --------------------    --------------------
                                                                                Carrying      Fair      Carrying      Fair
                                                                                 Amount       Value      Amount       Value
                                                                                 ------       -----      ------       -----
On balance sheet assets (liabilities):
    Equity linked debt securities ...........................................   $ (1,350)   $ (1,353)   $   (700)   $   (698)
    All other long-term debt (including current maturities)* ................    (16,121)    (16,333)    (16,599)    (16,673)
    TXU Corp. or subsidiary obligated, mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior
        subordinated debentures of TXU Corp. or related subsidiary ..........       (515)       (536)     (1,344)     (1,349)
    Preferred stock of subsidiary subject to mandatory redemption ...........        (21)        (21)        (21)        (17)
    LESOP note receivable ...................................................        244         284         247         274
    Interest rate swaps .....................................................        (72)        (72)         --          --
    Forward start interest rate swaps .......................................         (3)         (3)         --          --
    Currency swaps and forwards .............................................        298         298          --          --

Off balance sheet assets (liabilities):
    Financial guarantees ....................................................         --      (1,078)         --        (997)
    Interest rate swaps .....................................................         --          --          --        (134)
    Forward start interest rate swaps .......................................         --          --          --          (3)
    Currency swaps and forwards .............................................         --          --          --         232

    *Excludes capital leases.

     With the implementation of SFAS No. 133, on January 1, 2001, financial instruments that are derivatives are now recorded on the balance sheet at fair value. The fair value of these derivative financial instruments are determined by internally developed methodologies validated by comparison to quoted market prices from participating commercial banks and investment bankers. For 2000, the fair values for off-balance sheet instruments (interest rate and currency swaps) were based either on quotes or the cost to terminate the agreements.

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

     The fair value of the financial guarantees represent the maximum amount payable should TXU Corp. or its subsidiaries fail to perform on all of their guarantees. The likelihood of this happening is considered remote.

     The carrying amounts for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments. The fair values of other financial instruments for which carrying amounts and fair values have not been presented are not materially different than their related carrying amounts. Energy trading assets and liabilities, as well as derivative commodity contracts, are recorded on the balance sheet at fair value as described in Note 2.

15.  COMMITMENTS AND CONTINGENCIES

     Clean Air Act -- The Federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on SO2 and NOx emissions produced by generating units. US Holdings' capital requirements have not been significantly affected by the requirements of the Clean Air Act. In addition, all permits required for the air pollution control provisions of the 1999 Restructuring Legislation have been applied for and US Holdings has initiated a construction program to install control equipment to achieve the required reductions.

     Purchased Power Contracts -- US Holdings and SESCO have entered into contracts to purchase power through the year 2005. These contracts provide for capacity payments subject to performance standards and energy payments based on the actual power taken under contract. Capacity payments paid under these contracts for the years ended December 31, 2001, 2000 and 1999 were $196 million, $194 million and $235 million, respectively. TXU Energy Trading and TXU Europe Energy Trading also have several power purchase contracts requiring the payment of annual capacity fees.

     Assuming operating standards are achieved, future capacity payments under existing agreements are estimated as follows:

          2002 ............................................  $   753
          2003 ............................................      652
          2004 ............................................      513
          2005 ............................................      470
          2006 ............................................      417
          Thereafter ......................................    1,599
                                                             -------

               Total capacity payments ....................  $ 4,404
                                                             =======

     Gas Purchase Contracts -- TXU Corp. buys gas under various types of long-term and short-term contracts in the US, Europe and Australia in order to assure reliable supply to and to help meet the expected needs of its generation assets and its wholesale and retail customers. Many of these gas purchase contracts require minimum purchases ("take-or-pay") of gas under which the buyer agrees to pay for a minimum quantity of gas in a year. At December 31, 2001 TXU Corp. had estimated annual minimum commitments under long-term gas purchase contracts covering the periods below:

                                                      Annual Minimum Requirement
                                                      --------------------------

          2002 ......................................         $  251
          2003 ......................................            220
          2004 ......................................            200
          2005 ......................................            197
          2006 ......................................            194
          Thereafter ................................            413
                                                              ------
                Total gas take-or-pay contracts......         $1,475
                                                              ======

     On the basis of TXU Corp.'s current expectations of demand from its electricity and gas customers in each of these regions as compared with its capacity payments or take-or-pay obligations under such purchase contracts, management does not consider it likely that any material payments will become due from TXU Corp. for electricity or gas not taken.

     Coal Contracts -- TXU Corp. has coal purchase agreements and coal transportation agreements. Commitments under these contracts for the next five years and thereafter are as follows:

               2002 ............................................  $   219
               2003 ............................................      194
               2004 ............................................      199
               2005 ............................................      166
               2006 ............................................      159
               Thereafter ......................................      437
                                                                  -------

                    Total ......................................  $ 1,374
                                                                  =======


     Leases -- Subsidiaries of TXU Corp. have entered into operating leases covering various facilities and properties including generating plants, combustion turbines, transportation, mining equipment, data processing equipment and office space. Certain of these leases contain renewal and purchase options and residual value guarantee. Lease costs charged to operating expense for 2001, 2000 and 1999 were $217 million, $192 million and $212 million, respectively.

     Future minimum lease payments under capital leases, together with the present value of such minimum lease payments, and future minimum lease commitments under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2001, were as follows:

                                                             Capital   Operating
          Year                                                Leases     Leases
          ----                                               -------   ---------
          2002 ............................................  $     1    $   163
          2003 ............................................        3        153
          2004 ............................................        1        134
          2005 ............................................        2         87
          2006 ............................................        1         80
          Thereafter ......................................        4        739
                                                             -------    -------
               Total future minimum lease payments ........       12    $ 1,356
                                                                        =======
          Less amounts representing interest ..............        2
                                                             -------
          Present value of future minimum lease payments...       10
          Less current portion ............................        1
                                                             -------
          Long-term capital lease obligation ..............  $     9
                                                             =======

     Substantially all of the capital lease obligations relating to the coal-fired power stations in the UK were terminated or transferred in 2001 with the sale and transfer of the four generating plants.

     Financial Guarantees -- US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $19 million at December 31, 2001, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings, of $4 million annually for the years 2002 through 2003, $7 million for 2004 and $1 million for 2005 and 2006. Annual payments made by US Holdings, net of amounts assumed by a third party under such contracts, for 1999, 2000 and 2001 were $4 million each year. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all contract rights and obligations of US Holdings in connection with $30 million remaining principal amount of bonds at December 31, 2001, issued for similar purposes which had previously been guaranteed by US Holdings. US Holdings is, however, contingently liable in the unlikely event of default by the municipality.

      In conjunction with various power purchase contracts requiring the payment of annual capacity fees, at December 31, 2001, TXU Europe has provided a (Pounds)300 million ($448 million) guarantee (declining over time) representing approximately one year's capacity payment, with the counterparty providing a (Pounds)170 million ($254 million) guarantee.

      TXU Europe has guaranteed up to (Pounds)76 million ($110 million) at December 31, 2001 of certain liabilities that may be incurred and payable by the purchasers of The Energy Group's (TEG) US and Australian coal business and US energy marketing operations sold in 1998 prior to acquisition by TXU Corp. These guarantees are with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the Powder River Coal Company Retirement Plan and the Peabody Coal UMWA Retirement Plan, subject to certain specified conditions.

      TEG entered into various guarantees of obligations of affiliates of its former subsidiary Citizens Power LLC, arising under power purchase agreements and note purchase agreements in connection with various Citizens Power energy restructuring projects, as well as various indemnity agreements in connection with such projects. TXU Europe and TEG continue to be either the guarantor or the indemnifying party, as the case may be, under these various agreements.

      In connection with the transfer of a generation plant through a leasing arrangement, TXU Europe has committed to provide additional letter of credit security of (Pounds)50 million ($75 million) in the event of a negative watch or downgrade of its debt securities. TXU Europe has financing facilities available to satisfy this commitment.

      Obligations with Respect to Investments in Partnerships and Other Unconsolidated Entities -- In August 2000, TXU Corp. formed a joint venture with third-party investors and contributed the stock of its telecommunications subsidiaries to Pinnacle One Partners, L.P. (Pinnacle or the joint venture). The businesses contributed had a net book value of $477 million, including goodwill of $353 million. TXU Corp. received a 50% voting interest in the joint venture and approximately $600 million in cash. Third-party investors contributed $150 million in cash in exchange for the remaining 50% voting interest. No gain was recorded on the formation of the joint venture. TXU Corp.'s investment in Pinnacle is accounted for using the equity method. Assets of the joint venture are not TXU Corp.'s and are not available to pay creditors of TXU Corp. Pinnacle's principal investment is in TXU Communications Ventures Company (TXU Communications). TXU Communications operates a diversified telecommunications business, including regulated incumbent local exchange carriers, a competitive telecommunications service provider and a fiber optic transport business.

      In connection with its formation, Pinnacle issued $810 million in senior secured notes due August 15, 2004. The notes are secured by all of Pinnacle's assets, including its shares of TXU Communications. Total proceeds (net of transaction costs), including the $150 million received from third-party investors, were used to make the $600 million cash distribution to TXU Corp. and fund a trust with $336 million. The principal and interest on the trust funds is being used to pay interest on the senior secured notes and distributions to the third-party investors. The trust invested in TXU Corp. debt securities.

      TXU Corp. provides a $200 million revolving credit facility to TXU Communications, expiring 2004, of which $153 million was outstanding as of December 31, 2001. In addition, TXU Corp. has made and may make future capital contributions to Pinnacle to fund a portion of TXU Communications' capital expenditures. TXU Corp. also provides administrative services to Pinnacle and its affiliates at cost.

      In connection with the Pinnacle transaction, TXU Corp. issued 810,000 shares of Mandatorily Convertible Single Reset Preference Stock, Series C (Series C Preference Stock) to Pinnacle One Share Trust, a consolidated trust (Share Trust). The Series C Preference Stock is convertible into common stock of TXU Corp. In the event of:

         a) a default by Pinnacle in connection with its $810 million of senior secured notes,
         b) a decline in the market price of TXU Corp. common stock below $21.93 per share coupled with a decline in the credit rating for TXU Corp.'s unsecured, senior long-term obligations to or below BB by Standard & Poor's or Fitch or Ba by Moody's, or
         c) Pinnacle's inability to raise sufficient cash to repay its senior secured notes 120 days prior to maturity through the sale of its shares of TXU Communications or the sale of assets of TXU Communications,

TXU Corp. would be required to sell equity or otherwise raise proceeds sufficient to repay Pinnacle's senior secured notes. If TXU Corp. did not raise sufficient proceeds, the Share Trust could be required to sell some or all of the Series C Preference Stock. The dividend rate and conversion price of the Series C Preference Stock would be reset at the time of sale to generate proceeds sufficient to redeem the senior secured notes. TXU Corp. expects that it would be able to sell equity or debt securities to satisfy its contingent obligations to repay Pinnacle's debt.

      Had TXU Corp. been required to consolidate Pinnacle at December 31, 2001, TXU Corp.'s debt would have increased by approximately $569 million. TXU Corp. does not believe that a consolidation of Pinnacle would have had a material impact on its liquidity or financial condition.

      Nuclear Insurance -- With regard to liability coverage, the Price-Anderson Act (Act) provides financial protection for the public in the event of a significant nuclear power plant incident. The Act sets the statutory limit of public liability for a single nuclear incident currently at $9.5 billion and requires nuclear power plant operators to provide financial protection for this amount. The Act is being considered by the United States Congress for modification. The terms of a modification, if any, are not presently known and therefore TXU Energy is unable, at this time, to determine any impact it may have on nuclear liability coverage. As required, TXU Energy provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, TXU Energy has $200 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of a major stock insurance company pool, Nuclear Energy Liability Insurance Association. The second layer of financial protection is provided under an industry-wide retrospective payment program called Secondary Financial Protection (SFP).

      Under the SFP, each operating licensed reactor in the United States is subject to an assessment of up to $88 million, subject to increases for inflation every five years, in the event of a nuclear incident at any nuclear plant in the United States. Assessments are limited to $10 million per operating licensed reactor per year per incident. All assessments under the SFP are subject to a 3% insurance premium tax, which is not included in the above amounts.

      With respect to nuclear decontamination and property damage insurance, Nuclear Regulatory Commission (NRC) regulations require that nuclear plant license-holders maintain not less than $1.1 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. TXU Energy maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $3.45 billion, above which TXU Energy is self-insured. The primary layer of coverage of $500 million is provided by Nuclear Electric Insurance Limited
(NEIL), a nuclear electric utility industry mutual insurance company. The remaining coverage includes premature decommissioning coverage and is provided by NEIL in the amount of $2.25 billion and $700 million from Lloyds of London, other insurance markets and foreign nuclear insurance pools. TXU Energy is subject to a maximum annual assessment from NEIL of $25.7 million in the event NEIL's losses under this type of insurance for major incidents at nuclear plants participating in these programs exceed the mutual's accumulated funds and reinsurance.

      TXU Energy maintains Extra Expense Insurance through NEIL to cover the additional costs of obtaining replacement power from another source if one or both of the units at Comanche Peak are out of service for more than twelve weeks as a result of covered direct physical damage. The coverage provides for weekly payments of $3.5 million for the first fifty-two weeks and $2.8 million for the next 110 weeks for each outage, respectively, after the initial twelve-week period. The total maximum coverage is $490 million per unit. The coverage amounts applicable to each unit will be reduced to 80% if both units are out of service at the same time as a result of the same accident. Under this coverage, TXU Energy is subject to a maximum annual assessment of $8.5 million per year.

      There have been some revisions made to the nuclear property and nuclear liability insurance policies regarding the maximum recoveries available for multiple terrorism occurrences. Under the NEIL policies, if there were multiple terrorism losses occurring within one year beginning with the first loss from terrorism, NEIL would make available one industry aggregate limit of $3.24 billion and any amounts it recovers from reinsurance, government indemnity or other sources up to the limits for each claimant. If terrorism losses occurred beyond the one-year period, a new set of limits and resources would apply. Under the ANI liability policy, the liability arising out of terrorist acts will be subject to one industry aggregate limit of $200 million which could be reinstated at ANI's option depending on prevailing risk circumstances and the balance in the Industry Credit Rating Plan reserve fund.

      Nuclear Decommissioning -- US Holdings has established a reserve, charged to depreciation expense and included in accumulated depreciation, for the decommissioning of Comanche Peak. Decommissioning costs are being recovered from Oncor customers over the life of the plant and deposited in external trust funds (included in investments). As of December 31, 2001, the market value of deposits in the external trust for decommissioning of Comanche Peak was $276 million, including unrealized gains of $57 million. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study completed during 1997 using the prompt dismantlement method and 1997 dollars, decommissioning costs for Comanche Peak Unit 1 and for Unit 2 and common facilities were estimated to be $271 million and $404 million, respectively. This estimate is subject to change in the future.

      Decommissioning activities are projected to begin in 2030 for Comanche Peak Unit 1 and 2033 for Unit 2 and common facilities. Through December 31, 2001, decommissioning costs were recovered based upon a 1992 site-specific study through rates placed in effect under US Holdings' January 1993 rate increase request. US Holdings accrued $18 million of decommissioning costs for each of the years ended December 31, 2001, 2000 and 1999. Effective January 1, 2002, decommissioning costs will be recovered through a non-bypassable charge by Oncor and remitted to TXU Energy based upon a 1997 site-specific study, adjusted for trust fund assets, through rates placed in effect under US Holdings' 2001 Unbundled Cost of Service filing.

      Because the accounting for nuclear decommissioning recognizes that costs are recovered through rates or a non-bypassable charge to customers, fluctuations in equity prices or interest rates of trust fund assets do not affect results of operations, cash flows or financial position.

      Legal Proceedings -- UK -- On January 25, 1999, the Hindustan Development Corporation (HDC) issued arbitration proceedings in the Arbitral Tribunal in Delhi, India against TEG (now Energy Holdings (No.3) Limited), claiming damages of (Pounds)255 million ($370 million) for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. On November 21, 2000, the Arbitrators issued their decision and dismissed HDC's claim in full, and TEG was liable for only its own legal costs involved in the case, an estimated (Pounds)1 million ($1.4 million). On December 21, 2000, HDC filed a Request for Clarification of the Arbitrators' decision (Request) under Section 33 of the Arbitration and Conciliation Act, the purpose of which is to entitle a party to arbitration to seek clarification of language used in the Arbitrators' decision. TEG filed its response to the Request on January 15, 2001 asserting that the Request was untimely made and that the language used by the Arbitrators needed no clarification. TXU Europe believes that the Arbitrators' will have no alternative but to dismiss the Request. While the effect of filing the Request has been to stay the time HDC has to file an appeal of the Arbitrators' decision, TXU Europe regards this matter as concluded.

      On November 29, 2001, various subsidiaries of Enron Corporation (Enron) went into Administration (bankruptcy) in the UK. Prior to Enron's going into Administration, TXU Europe Energy Trading (TXUEET) had certain energy purchase and sales contracts with Enron that had been entered into in the ordinary course of business. The terms of these contracts provided that they terminated automatically upon a party going into Administration. Also, on November 29, 2001 just prior to Enron going into Administration, TXUEET received a notice from Enron purporting to terminate these contracts for cause. TXUEET and the Administrator have had discussions regarding potential claims relating to contract termination; Enron has filed an action in the High Court, London, relating to interpretation of contractual provisions; and TXUEET plans to seek a judicial determination regarding contract termination. While the outcome of these matters cannot be predicted, TXUEET believes, consistent with the advice of external legal advisors in the UK, that the attempted termination of the contracts by Enron was without substance. Accordingly, TXUEET believes any related claims by Enron would be without merit.

      General -- In addition to the above, TXU Corp. and other subsidiaries are involved in various other legal and administrative proceedings the ultimate resolution of which, in the opinion of each, should not have a material effect upon their financial position, results of operations or cash flows.

16.   SEGMENT INFORMATION

      Through December 31, 2001, TXU Corp. had five reportable operating segments as reflected in the financial information included in this report. The segments were either strategic business units that offered different products and services or were geographically integrated. They were managed separately because each business required different marketing strategies or was in a different geographic area.

      (1) US Electric - operations involving the generation, purchase, transmission, distribution and retail sale of electric energy in the north central, eastern and western portions of Texas;

      (2) US Gas - operations involving the purchase, transmission, distribution and sale of natural gas in Texas;

      (3) US Energy - operations involving the wholesale trading of energy (natural gas and electricity), risk management and retail energy sales and services throughout the US and parts of Canada;

      (4) Europe - operations involving electricity generation, purchase, distribution, retail marketing and sale of energy, wholesale trading of energy and risk management in the UK and continental Europe;

      (5) Australia - operations involving electricity generation, purchase, distribution, and retailing of energy, the storage of natural gas, wholesale trading of energy and risk management, primarily in the States of Victoria and South Australia; and

All other - operations consist primarily of general corporate expenses, equity earnings/losses of unconsolidated affiliates, including the telecommunications joint venture, and interest on debt at the TXU Corp. level. Affiliated revenues represent intercompany service charges.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. TXU Corp. evaluates performance based on net income or loss. TXU Corp. accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

      The following is a description of TXU Corp.'s realigned operating business segments as of the January 1, 2002 restructuring. Reporting to management and shareholders on this new segment basis will begin during the first quarter of 2002.

      (1) US Energy - operations involving the generation of electricity, wholesale energy trading and risk management, and retail energy sales and services in the US and parts of Canada. The segment consists of all operations, other than the transmission and distribution business, of the former US Electric segment and the former US Energy segment;

      (2) International Energy - operations involving the generation of electricity, wholesale energy trading and risk management, and retail energy sales and services in Europe and Australia. The segment consists of the operations of the former Europe and Australia segments; and

      (3) US Energy Delivery - operations involving the transmission and distribution of electricity and the purchase, transmission, distribution and sale of natural gas in Texas. The segment consists of the transmission and distribution operations of the former US Electric segment and the operations of the former US Gas segment.


                                               US         US       US                             All
                                            Electric      Gas    Energy     Europe  Australia    Other  Eliminations Consolidated
                                            -------------------------------------------------------------------------------------
Trade Revenues -
                        2001 .............   $ 7,605  $ 1,211   $ 5,577    $12,719     $  700  $   115     $     --      $27,927
                        2000 .............     7,458    1,076     5,511      7,044        717      203           --       22,009
                        1999 .............     6,263      828     3,072      6,090        682      183           --       17,118

Affiliated Revenues -
                        2001 .............         1       18         5         --         --      535         (559)          --
                        2000 .............         1       31        (3)        --         --      425         (454)          --
                        1999 .............        --       40        --         --         --      346         (386)          --

Depreciation and Amortization (Including
   Goodwill Amortization) -
                        2001 .............       629       87         6        393         79       27           --        1,221
                        2000 .............       619       83         5        395         81       31           --        1,214
                        1999 .............       650       82         7        421         77       34           --        1,271

Equity in Earnings (Losses) of
   Unconsolidated Subsidiaries -
                        2001 .............        --       --         2         11         --      (51)          --          (38)
                        2000 .............        --       --        --          9         (1)     (18)          --          (10)
                        1999 .............        --       (1)       --         --         (1)     (14)          --          (16)

Interest Income -
                        2001 .............        36       19         4         99         --      101          (83)         176
                        2000 .............         1       11         7         90         --       97          (77)         129
                        1999 .............         3        1         2        102         --       96          (70)         134

Interest Expense and Other Charges -
                        2001 .............       462       80        22        579        126      351          (83)       1,537
                        2000 .............       475       84        24        574        151      360          (77)       1,591
                        1999 .............       518       79        12        563        131      323          (70)       1,556

Income Tax Expense (Benefit) -
                        2001 .............       396        6         1       (263)       (31)    (133)          --          (24)
                        2000 .............       386       40       (47)        94        (36)    (100)          --          337
                        1999 .............       358       (2)      (23)       153        (22)     (15)          --          449

Net Income (Loss) -
                        2001 .............       717      (16)        6        158         53     (241)          --          677
                        2000 .............       883       49       (88)       215         57     (200)          --          916
                        1999 .............       773        4       (43)       280          6      (35)          --          985

Investment in Equity Investees -
                        2001 .............        --       --        31        118         --     (139)          --           10
                        2000 .............        --       --        55        107          1     (124)          --           39
                        1999 .............        --       --        17        100          2       --           --          119

Total Assets -
                        2001 .............    19,059    2,966     2,284     14,980      2,792   14,369      (14,175)      42,275
                        2000 .............    19,412    3,132     3,162     16,393      2,835   13,632      (13,572)      44,994
                        1999 .............    18,854    2,837     1,116     14,425      2,999   14,244      (13,577)      40,898

Capital Expenditures -
                        2001 .............       767      190       194        378         65       32           --        1,626
                        2000 .............       698      126        76        345         79       58           --        1,382
                        1999 .............       562      152        11        624        171      112           --        1,632

17.  SUPPLEMENTARY FINANCIAL INFORMATION

     Credit Risk -- Credit risk relates to the risk of loss that TXU Corp. would incur as a result of non-performance by counterparties. TXU Corp. maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies include an evaluation of a potential counterparty's financial condition, credit rating, and other credit criteria and risk mitigation tools as deemed appropriate, including but not limited to use of standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. TXU has standardized processes for global monitoring and management of credit, including common methodology to analyze counterparties' financial strength, measurement of current counterparty exposures and contract language that includes netting. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, counterparties and portfolios are stress tested for potential credit exposure and managed to acceptable levels. This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure to TXU Corp. Additionally, TXU Corp. has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any material adverse change in the financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This could result in a reduction of the credit limit or request for additional financial assurances.

      Concentration of Credit Risk -- TXU Corp.'s regional gross exposure to trading and non-trading credit risk as of December 31, 2001 is as follows:

            Region                                     Credit Exposure
            ------                                     ---------------

            US ....................................          $2,164
            Europe ................................           2,846
            Australia .............................             464
                                                             ------
            Consolidated ..........................          $5,474
                                                             ======

     TXU Corp.'s gross exposure to credit risk represents trade accounts receivable, energy trading assets and derivative assets. These regional concentrations have the potential to affect TXU Corp.'s overall exposure to credit risk, either positively or negatively, in that the customer base and counterparties may be similarly affected, both regionally and globally, by changes in economic, regulatory, industry, weather or other conditions. Global credit coordination is in place to reduce credit limits on a global basis, to provide transparency across regions and to communicate through various risk committees and forums

     The largest share of the gross assets subject to credit risk are accounts receivable from the retail sale of electricity and gas to millions of residential and small commercial customers. The risk of material loss from nonperformance from these customers is not considered likely. Reserves for uncollectible accounts receivable are provided for the potential loss from nonpayment by these customers based on historical experience. The restructuring of the electric industry in Texas effective January 1, 2002 increases the risk profile of TXU Energy in relation to its customers; however, TXU Energy has the ability to take actions to mitigate such customer risk. In addition, Oncor has exposure to credit risk as a result of non-performance by REPs, which are responsible for collecting its T&D charges.

     Most of the remaining trade accounts receivables are with large commercial and industrial customers. TXU Corp.'s energy trading counterparties include major energy companies, financial institutions, gas and electric utilities, independent power producers, oil and gas producers and other energy trading companies. The net exposure to credit risk from these counterparties as of December 31, 2001 is $2,175 million using standardized master netting contracts and agreements which provide for the right of offset of positive and negative credit exposures with individual counterparties. Of this amount, approximately 79% of the associated credit exposure is considered to be with investment grade counterparties, as determined using publicly available information including major rating agencies' published ratings and TXU Corp.'s internal credit evaluation. Those counterparties without a Standard & Poor's (S&P) rating of a least BBB- or a similar rating from another major rating agency, are rated using internal credit methodologies and credit scoring models which are used to determine an S&P equivalent rating. Approximately 21% of the credit exposure is considered to be with counterparties rated as below investment grade or not rated. TXU Corp. monitors and reports its exposures and limits on a daily basis and provides regular reports to its regional and global risk monitoring committees and treasury subcommittees.

     In December 2001, as a result of the Enron Corporation bankruptcy, TXU Corp. considered its global exposure and taking into consideration netting agreements, recorded a $22 million after-tax charge related to TXU Europe's exposure to Enron.

     TXU Corp. had no exposure to any one customer that represented greater than 5% of the gross fair value of TXU's trade accounts receivable, energy trading assets and derivative assets at December 31, 2001. Based on TXU Corp.'s policies for managing credit risk, its exposures and its credit and other reserves, TXU does not anticipate a materially adverse effect on its financial position or results of operations as a result of non-performance by any counterparty.

      Regulatory Assets and Liabilities --

                                                                                December 31,
                                                                          ----------------------
                                                                             2001          2000
                                                                             ----          ----
Regulatory Assets
Generation related regulatory assets subject to securitization ......     $  1,841       $1,865
Securities reacquisition costs ......................................          117          128
Recoverable redirected depreciation .................................            -          351
Litigation and settlement costs .....................................           73           73
Rate case costs .....................................................            3            5
Voluntary retirement/severance program ..............................            4           24
Recoverable deferred income taxes -- net ............................           80          121
Under-recovered fuel revenue ........................................            -          852
Other regulatory assets .............................................          108           84
                                                                          --------       ------
    Total regulatory assets .........................................        2,226        3,503
                                                                          --------       ------

Regulatory Liabilities
Liability to be applied to stranded generation assets ...............          355          698
ITC and protected excess deferred taxes .............................          108          367
Other regulatory liabilities ........................................           56           75
Reserve for regulatory disallowances ................................           73           73
                                                                          --------       ------
    Total regulatory liabilities ....................................          592        1,213
                                                                          --------       ------

    Net regulatory assets ...........................................     $  1,634       $2,290
                                                                          ========       ======

     Restricted Cash -- At December 31, 2001, $520 million of the deposits classified with investments has been used to cash-collateralize existing future obligations of TXU Europe to certain banks in respect of the funding of the cross-border leases of three power stations.

     Related Party Transactions -- At December 31, 2001, TXU Corp. has a $259 million, 6% note payable to Pinnacle (a 50% owned joint venture) and provides a $200 million revolving credit facility to TXU Communications, a wholly-owned subsidiary of Pinnacle, expiring 2004. At December 31, 2001, $152 million was outstanding under the revolving credit facility at an average interest rate of 3.5%. During 2001 and 2000, interest expense on the note payable totaled $17 million and $8 million, respectively and interest income on the revolving credit facility totaled $8 million and $3 million, respectively. Additionally, TXU Corp. provides administrative services to Pinnacle and its affiliates at cost, which totaled $5 million during 2001 and $2 million during 2000.

     Accounts Receivable -- At December 31, 2001 and 2000 accounts receivable are stated net of allowance for uncollectible accounts of $96 million and $75 million, respectively. A provision for uncollectible accounts of $85 million and $39 million was recorded for the years 2001 and 2000, respectively.

     Energy Trading Assets -- At December 31, 2001 and 2000, current energy trading assets are stated net of applicable credit and performance reserves (described in Note 2) of $50 million and $14 million, respectively.

      Inventories by Major Category--

                                                                                                  December 31,
                                                                                           -----------------------
                                                                                             2001           2000
                                                                                             ----           ----
Materials and supplies...............................................................      $ 233           $218
Fuel stock...........................................................................        131            141
Gas stored underground...............................................................        158            133
                                                                                           -----           ----
  Total inventories..................................................................      $ 522           $492
                                                                                           =====           ====

      Property, Plant and Equipment--

                                                                                                 December 31,
                                                                                          -------------------------
                                                                                             2001           2000
                                                                                             ----           ----
United States (US):
     Electric:
             Production..............................................................    $16,627        $16,551
             Transmission............................................................      1,979          1,769
             Distribution............................................................      6,110          5,802
             General.................................................................        578            509
     Gas distribution and pipeline...................................................      1,677          1,509
     Other...........................................................................        306            220
                                                                                         -------        -------
             Total...................................................................     27,277         26,360
     Less accumulated depreciation...................................................      9,397          8,750
                                                                                         -------        -------
             Net of accumulated depreciation.........................................     17,880         17,610
     Construction work in progress...................................................        608            425
     Nuclear fuel (net of accumulated amortization: 2001 - $787; 2000 - $716)........        146            179
     Held for future use.............................................................         22             22
     Reserve for regulatory disallowances............................................       (836)          (836)
                                                                                         -------        -------
             Net US property, plant and equipment....................................     17,820         17,400

Europe - Electric and other (net of accumulated depreciation: 2001 - $ 514; 2000 -
$594)................................................................................      3,062          4,153
Australia - Electric and gas distribution and generation (net of accumulated depreciation:
     2001 - $267; 2000 - $226).......................................................      1,598          1,748
                                                                                         -------        -------
             Net property, plant and equipment.......................................    $22,480        $23,301
                                                                                         =======        =======


      Capitalized software costs of $352 million at December 31, 2001 are included in plant and equipment. Amortization expense of $39 million and $26 million relating to these software costs was recorded in 2001 and 2000, respectively.

      Goodwill -- At December 31, 2001 and 2000 goodwill is stated net of accumulated amortization of $ 710 million and $504 million, respectively.

      Supplemental Cash Flow Information--

                                                                                     Year Ended December 31
                                                                                -------------------------------
                                                                                 2001         2000        1999
                                                                                 ----         ----        ----
Cash payments:
     Interest (net of amounts capitalized)....................................  $1,526      $ 1,535     $ 1,478
     Income taxes.............................................................     268          182         165
Non-cash investing and financing activities:
     Note receivable from sale of assets......................................     186           23          --
     Equity forward contracts.................................................    (190)         190          --
     Acquisition of  Stadtwerke Kiel and Ares (2001), FBCC, Norweb Energi
           and Optima (2000) and, TXU Australia Gas (1999):
           Fair value of assets acquired......................................  $  392      $   806     $   681
           Goodwill...........................................................     185        1,122         475
           Notes payable......................................................    (131)          --          (5)
           Liabilities assumed................................................    (220)      (1,119)       (118)
                                                                                ------      -------     -------
               Cash used......................................................     226          809       1,033
           Cash acquired......................................................      (1)          --         (20)
                                                                                -------     -------     -------
               Net cash used..................................................  $  225      $   809     $ 1,013
                                                                                ======      =======     =======

     Quarterly Information (unaudited) -- In the opinion of TXU Corp., the information below includes all adjustments (constituting only normal recurring accruals) necessary for a fair statement of such amounts. Quarterly results are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors.

                                                                                   Consolidated           Basic
                                                                                    Net Income          Earnings
                                                                                   Available for      Per Share of
                                        Operating Revenues   Operating Income       Common stock     Common Stock (a)
Quarter Ended                            2001       2000      2001      2000    2001        2000     2001       2000
-------------                            ----       ----      ----      ----    ----        ----     ----       ----
March 31.......................       $ 8,375     $ 4,776   $  670   $  622    $196       $ 193   $ 0.76       $0.71
June 30........................         6,127       4,592      584      568     201         227     0.78        0.87
September 30...................         6,603       5,834      555      815     334         328     1.28        1.25
December 31....................         6,822       6,807      476      472     (76) (b)    156    (0.29)(b)    0.61
                                      -------     -------   ------   ------    ----       -----
                                      $27,927     $22,009   $2,285   $2,477    $655       $ 904
                                      =======     =======   ======   ======    ====       =====


(a) The sum of the quarters may not equal annual earnings per share due to rounding. Diluted earnings per share for all quarters were the same as basic earnings per share.
(b) After extraordinary charges of $154 million (net of tax effect), $(0.60) per share, resulting from the restructuring and refinancing of US Holdings in connection with the 1999 Restructuring Legislation and the Regulatory Settlement Plan.

                      TXU CORP. Exhibits to 2001 Form 10-K

                                                                      APPENDIX B

             Previously Filed*
             ----------------
                 With File                 As
Exhibits          Number                  Exhibit
--------          ------                  -------

2(a)        333-12391                    2(a)      --   Amended and Restated Agreement and Plan of Merger, dated as of April 13, 1996, among TXU Corp., TXU Gas and TXU US
                                                        Holdings.

2(b)        1-12833                                --   Master Separation Agreement by and among TXU Electric
            Form 8-K                                    Delivery  Company, TXU Generation Holdings Company LLC,
            (filed January 16, 2002)                    TXU Merger Energy Trading Company LP, TXU SESCO
                                                        Company, TXU SESCO Energy Services Company, TXU Energy
                                                        Retail Company LP and TXU US Holdings, dated as of December
                                                        14, 2001

3(a)        1-12833                      3         --   Articles of Amendment to the Articles of Incorporation of TXU
            Form 8-K                                    Corp.
            (filed May 16, 2000)

3(b)        333-45657                    4(b)      --   Bylaws, as amended, of TXU Corp.


3(c)        1-12833                      1         --   Rights Agreement, dated as of February 19, 1999, between the
            Form 8-A                                    Company and The Bank of New York, which includes as Exhibit A
            (filed February 26, 1999)                   thereto the form of Statement of Resolution Establishing the Series
                                                        A Preference Stock, Exhibit B thereto the form of a Right
                                                        Certificate and Exhibit C thereto the Summary of Rights to
                                                        Purchase Series A Preference Stock.

3(d)        1-12833                      3(b)      --   Statement of Resolution establishing Flexible Money Market
            Form 10-Q                                   Cumulative Preference Stock, Series B of TXU Corp.
            (Quarter ended
            June 30, 2000)

3(e)        333-49434                    4(d)      --   Statement of Resolution establishing Mandatorily Convertible
            333-49434-01                                Single Reset Preference Stock, Series C of TXU Corp.
            333-49434-02

4(a)        2-90185                      4(a)      --   Mortgage and Deed of Trust, dated as of December 1, 1983,
                                                        between TXU US Holdings and Irving Trust Company (now The
                                                        Bank of New York), Trustee.

4(a)(1)                                            --   Supplemental Indentures to Mortgage and Deed of Trust:

                                                        Number                  Dated
                                                        ------                  -----

            2-90185                      4(b)           First                   April 1, 1984
            33-24089                     4(a)-1         Fifteenth               July 1, 1987
            33-30141                     4(a)-3         Twenty-second           January 1, 1989
            33-35614                     4(a)-3         Twenty-fifth            December 1, 1989
            33-39493                     4(a)-2         Twenty-eighth           October 1, 1990
            33-46293                     4(a)-1         Thirty-third            February 1, 1992

             Previously Filed*
             ----------------
                 With File                 As
Exhibits          Number                  Exhibit
--------          ------                  -------
            33-49710                     4(a)-1         Thirty-fourth           April 1, 1992

            33-49710                     4(a)-3         Thirty-sixth            June 1, 1992

            33-57576                     4(a)-1         Thirty-eighth           August 1, 1992

            33-57576                     4(a)-3         Fortieth                November 1, 1992

            33-60528                     4(a)-1         Forty-second            March 1, 1993

            33-64692                     4(a)-2         Forty-fourth            April 1, 1993

            33-68100                     4(a)-1         Forty-sixth             July 1, 1993

            33-68100                     4(a)-3         Forty-seventh           October 1, 1993

            0-11442                      4(a)-2         Sixty-first             February 1, 2001
            Form 10-K
            (2000)

            0-12833                      4(a)           Sixty-second            July 1, 2001
            Form 10-Q
            (Quarter ended
            June 30, 2001)

4(2)1                                                   Sixty-third             January 1, 2002

4(b)                                               --   Agreement to furnish certain debt instruments.

4(c)        33-68104                     4(b)-17   --   Deposit Agreement between TXU US Holdings and Chemical
                                                        Bank, dated as of August 4, 1993.

4(d)        0-11442                      4(e)      --   Deposit Agreement between TXU US Holdings and Chemical
            Form 10-K                                   Bank, dated as of October 14, 1993.
            (1993)

4(e)        333-45999                    4(a)      --   Indenture, dated October 1, 1997, relating to TXU Corp.'s 6.20%
                                                        Series A Senior Notes and 6.20% Series A Exchange Notes
                                                        (together, Series A Notes).

4(f)        333-45999                    4(e)      --   Officers' Certificate establishing TXU Corp.'s Series A Notes.

4(g)        333-45999                    4(b)      --   Indenture, dated October 1, 1997, relating to TXU Corp.'s
                                                        6.375% Series B Senior Notes and 6.375% Series B Exchange
                                                        Notes (together, Series B Notes).

4(h)        333-45999                    4(f)      --   Officer's Certificate establishing TXU Corp.'s Series B Notes.

4(i)        0-12833                      4(ff)     --   Indenture, dated January 1, 1998, relating to TXU Corp.'s
            Form 10-K                                   6.375% Series C Senior Notes and 6.375% Series C Exchange
            (1997)                                      Notes (together, Series C Notes).

4(j)        0-12833                      4(hh)     --   Officers' Certificate establishing TXU Corp.'s Series C Notes.
            Form 10-K
            (1997)

4(k)        0-11442                      4(a)      --   Indenture (For Unsecured Debt Securities), dated as of August 1,
            Form 10-Q                                   1997, between TXU US Holdings and The Bank of New York.
            (Quarter ended
            Sept. 30, 1997)

             Previously Filed*
             ----------------
                 With File                 As
Exhibits          Number                  Exhibit
--------          ------                  -------
4(l)        0-11442                      4(b)      --   Officer's Certificate establishing the TXU US Holdings 7.17%
            Form 10-Q                                   Debentures due August 1, 2007.
            (Quarter ended
            Sept. 30, 1997)

4(m)        0-12833                      4(kk)     --   Indenture (For Unsecured Debt Securities), dated as of January 1,
            Form 10-K                                   1998, between TXU Gas and The Bank of New York.
            (1997)

4(n)        0-12833                      4(ll)     --   Officer's Certificate establishing the TXU Gas 6 1/4% Series A
            Form 10-K                                   Notes due January 1, 2003.
            (1997)

4(o)        0-12833                      4(mm)     --   Officer's Certificate establishing the TXU Gas Remarketed Reset
            Form 10-K                                   Notes due January 1, 2008.
            (1997)

4(p)        33-45688                     4.2       --   Indenture, dated February 15, 1992, between TXU Gas
                                                        Corporation and The First National Bank of Chicago.

4(q)        0-12833                      4(qq)     --   TXU Gas 6-3/8% Note due 2004, dated February 1, 1994.
            Form 10-K
            (1997)

4(r)        0-12833                      4(rr)     --   TXU Gas 7-1/8% Note due 2005, dated June 6, 1995.
            Form 10-K
            (1997)

4(s)        1-12833                      4(a)      --   Remarketing Agreement, dated as of January 30, 1998 and form
            Form 8-K                                    of Remarketing Agreement Supplement with respect to TXU Gas
            (filed August 28,                           Remarketed Reset Notes.
            1998)

4(t)        1-12833                      4(b)      --   Indenture, (For Unsecured Subordinated Debt Securities), dated
            Form 8-K                                    as of June 1, 1998, between TXU Gas and The Bank of New
            (filed August 28,                           York, as Trustee.
            1998)

4(u)        1-12833                      4(c)      --   Officer's Certificate, dated as of July 2, 1998, establishing the
            Form 8-K                                    terms of the TXU Gas Floating Rate Junior Subordinated
            (filed August 28,                           Debentures, issued in connection with the preferred securities
            1998)                                       TXU Gas Capital I.

4(v)        1-12833                      4(d)      --   Amended and Restated Trust Agreement, dated as of July 2,
            Form 8-K                                    1998, between TXU Gas, as Depositor, and The Bank of New
            (filed August 28,                           York, The Bank of New York (Delaware), and the Administrative
            1998)                                       trustees thereunder.

4(w)        1-12833                      4(e)      --   Guarantee Agreement with respect to TXU Gas Capital I, dated
            Form 8-K                                    as of July 2, 1998, between TXU Gas, as Guarantor, and The
            (filed August 28,                           Bank of New York, as Trustee.
            1998)

4(x)        1-12833                      4(f)      --   Agreement as to Expenses and Liabilities, dated as of July 1,
            Form 8-K                                    1998, between TXU Gas and TXU Gas Capital I.
            (filed August 28,
            1998)

               Previously Filed*
               -----------------
                   With File          As
Exhibits             Number        Exhibit
--------             ------        -------
4(y)           1-12833               4(g)       --      Indenture (For Unsecured Debt Securities Series D and Series E),
               Form 8-K                                 dated as of July 1, 1998, between TXU Corp. and The Bank of New
               (filed August 28,                        York.
               1998)

4(z)           1-12833               4(h)       --      Officers' Certificate, dated July 22, 1998 establishing the
               Form 8-K                                 terms of TXU Corp.'s 6.37% Series D Senior Notes and 6.50%
               (filed August 28,                        Series E Senior Notes.
               1998)

4(aa)          1-12833               4(i)       --      Purchase Contract Agreement, dated as of July 1, 1998, between
               Form 8-K                                 TXU Corp. and The Bank of New York with respect to TXU Corp.'s
               (filed August 28,                        issuance of Equity-linked securities.
               1998)

4(bb)          1-12833               4(j)       --      Pledge Agreement, dated as of July 1, 1998, among TXU Corp., The
               Form 8-K                                 Chase Manhattan Bank and The Bank of New York with respect to
               (filed August 28,                        the Equity-linked securities.
               1998)

4(cc)          1-12833               4(a)       --      Indenture, (For Unsecured Subordinated Debt Securities), dated
               Form 8-K                                 as of December 1, 1998, between TXU Corp. and The Bank of New
               (filed January 19,                       York, as Trustee.
               1999)

4(dd)          1-12833               4(b)       --      Officer's Certificate, dated as of December 30, 1998,
               Form 8-K                                 establishing the terms of TXU Corp.'s 7 1/4% Junior Subordinated
               (filed January 19,                       Debentures, Series A issued in connection with the preferred
               1999)                                    securities of TXU Capital I.

4(ee)          1-12833               4(c)       --      Amended and Restated Trust Agreement, dated as of December 30,
               Form 8-K                                 1998, between TXU Corp., as Depositor, and The Bank of New York,
               (filed January 19,                       The Bank of New York (Delaware), and the Administrative Trustees
               1999)                                    thereunder.

4(ff)          1-12833               4(d)       --      Guarantee Agreement with respect to TXU Capital I, dated as of
               Form 8-K                                 December 30, 1998, between TXU Corp., as Guarantor, and The Bank
               (filed January 19,                       of New York, as Trustee.
               1999)

4(gg)          1-12833               4(e)       --      Agreement as to Expenses and Liabilities, dated as of December
               Form 8-K                                 30, 1998, between TXU Corp. and TXU Capital I.
               (filed January 19,
               1999)

4(hh)          1-12833               4(a)       --      Indenture, (For Unsecured Debt Securities Series F), dated as of
               Form 10-Q                                October 1, 1998, between TXU Corp. and The Bank of New York.
               (Quarter ended
               September 30, 1998)

4(ii)          1-12833               4(b)       --      Officer's Certificate establishing the terms of TXU Corp.'s
               Form 10-Q                                Mandatory Putable/Remarketable Securities (Series F Notes).
               (Quarter ended
               September 30, 1998)

4(jj)          1-12833               4(c)       --      Remarketing Agreement relating to TXU Corp.'s Series F Notes.
               Form 10-Q
               (Quarter ended
               September 30, 1998)

               Previously Filed*
               -----------------
                   With File           As
Exhibits             Number         Exhibit
--------             ------         -------
               Form 10-Q
               (Quarter ended
               September 30, 1998)

4(kk)          333-8008 and          4.1        --      Indenture, dated as of October 16, 1997, among Energy Group
               333-8008-1                               Overseas B.V. (EGO), The Energy Group PLC and The Bank of New
                                                        York, as Trustee.

4(ll)          333-8008 and          4.2        --      Form of 7.375% Series B Guaranteed note of EGO Due 2017.
               333-8008-1

4(mm)          333-8008 and          4.3        --      Form of 7.500% Series B Guaranteed note of EGO Due 2027.
               333-8008-1

4(nn)          1-12833               4(iii)     --      Officer's Certificate dated as of December 13, 1999 establishing
               Form 10-K                                the terms of TXU Corp.'s 8.70% Junior Subordinated Debentures,
               (1999)                                   Series B, issued in connection with the preferred securities of
                                                        TXU Capital II.

4(oo)          1-12833               4(jjj)     --      Amended and Restated Trust Agreement, dated as of December 13,
               Form 10-K                                1999, between TXU Corp., as Depositor, and The Bank of New York,
               (1999)                                   The Bank of New York (Delaware), and the Administrative Trustees
                                                        thereunder.

4(pp)          1-12833               4(kkk)     --      Guarantee Agreement with respect to TXU Capital II, dated as of
               Form 10-K                                December 13, 1999, between TXU Corp., as Guarantor, and The Bank
               (1999)                                   of New York, as Trustee.

4(qq)          1-12833               4(lll)     --      Agreement as to Expenses and Liabilities, dated as of December
                                                        13, 1999, between TXU Corp. and TXU Capital II.

4(rr)          333-82307             4(a)       --      Indenture (For Unsecured Debt Securities) dated May 1, 1999,
               and 333-82037-1                          among TXU Eastern Funding Company (Funding), TXU Europe and the
                                                        Bank of New York.

4(ss)          333-82307             4(b)       --      Officer's Certificate establishing TXU Europe's 6.15% senior
               and 333-82307-1                          notes due May 15, 2002 and 6.15% exchange senior notes due May
                                                        15, 2002, with the forms of notes attached thereto.

4(tt)          333-82307             4(c)       --      Officer's Certificate establishing TXU Europe's 6.45% senior
               and 333-82307-1                          notes due May 15, 2005 and 6.45% exchange senior notes due May
                                                        15, 2005, with the forms of notes attached thereto.

4(uu)          333-82307             4(d)       --      Officer's Certificate establishing TXU Europe's 6.75% senior
               and 333-82307-1                          notes due May 15, 2009 and 6.75% exchange senior notes due May
                                                        15, 2009, with the forms of notes attached thereto.

4(vv)          333-82307             4(f)       --      Deposit Agreement with respect to the senior notes and the
               and 333-82307-1                          exchange senior notes.

4(ww)          1-12833               4(rrr)     --      Amended and Restated Trust Agreement, dated as of March 2, 2000,
               Form 10-K                                among TXU Business Services Company, TXU Europe, TXU Europe CP,
               (1999)                                   Inc., and The Bank of New York, The Bank of New York (Delaware),
                                                        and the Administrative Trustees of TXU Europe Capital I.

4(xx)          1-12833               4(sss)     --      Amended and Restated Partnership Agreement of Limited
               Form 10-K                                Partnership, dated as of March 2, 2000, of TXU Europe Funding


            Previously Filed*
               with File                As
Exhibits         Number              Exhibit
--------         ------              -------
               (1999)                                   I.,L.P.

4(yy)          1-12833               4(ttt)     --      Preferred Trust Securities Guarantee, dated as of March 2, 2000, between TXU
               Form 10-K                                Europe and The Bank of New York.
               (1999)

4(zz)          1-12833               4(uuu)     --      Preferred Partnership Securities Guarantee, dated as of March 2, 2000,
               Form 10-K                                between TXU Europe and The Bank of New York.
               (1999)

4(aaa)         1-12833               4(vvv)     --      Indenture (for Unsecured Subordinated Debt Securities), dated as of March 2,
               Form 10-K                                2000, among Funding, TXU Europe and The Bank of New York.
               (1999)

4(bbb)         1-12833               4(www)     --      Officer's certificate, dated as of March 2, 2000, establishing the terms of
               Form 10-K                                the 9.75% Junior Subordinated Deferrable Interest Debentures, Series A due
               (1999)                                   March 2, 2020, in connection with the preferred securities of Funding.

4(ccc)         1-12833               4(xxx)     --      Deposit Agreement, dated as of March 2, 2000, between the Bank of New York
               Form 10-K                                and Funding.
               (1999)

4(ddd)         1-12833               4(A)       --      Deposit Agreement, dated as of March 2, 2000, between The Bank of New York
               Form 10-K                                and TXU Europe Group PLC.
               (1999)

4(eee)         1-12833               4(B)       --      Trust Deed relating to a(Pounds)2,000,000 Euro Medium Term Note Program
               Form 10-K                                (EMTN Program) between Funding, TXU Europe and the Law Debenture Trust
               (1999)                                   Corporation, dated December 15, 1999.

4(fff)         1-12833               4(C)       --      Pricing supplement with respect to(Pounds)225,000,000 7.25 percent Notes due
               Form 10-K                                2030 issued pursuant to the EMTN program.
               (1999)

4(ggg)         001-15709             4(a)       --      Pricing supplement with respect to(Pounds)100,000,000 6.88% Notes due 2001
               Form 10-Q                                issued pursuant to the EMTN program.
               (Quarter ended
               September 30, 2000)

4(hhh)         001-15709             4(b)       --      Pricing supplement with respect to(Pounds)50,000,000 7.25% Notes due 2001
               Form 10-Q                                issued pursuant to the EMTN program.
               (Quarter ended
               September 30, 2000)

4(iii)         001-15709             4(w)       --      Pricing Supplement, dated November 27, 2000, with respect to (Pounds)
               Form 10-K                                301,000,000 35 Put 5 Resettable Securities due 2035 issued pursuant to the
               (2000)                                   EMTN program.

4(jjj)         001-15709             4(x)       --      First Supplemental Trust Deed, dated November 29, 2000, with respect to
               Form 10-K                                L301,000,000 35 Put 5 Resettable Securities due 2035 issued pursuant to the
               (2000)                                   EMTN program.

4(kkk)                                          --      Second Supplemental Trust Deed, dated February 26, 2002, relating to the
                                                        7.25% Notes due 2030 issued pursuant to the

             Previously Filed*
             -----------------
                With File         As
Exhibits        Number         Exhibits
--------        ------         --------
                                            EMTN Program.

4(lll)    001-15709             4(y)   --   Remarketing Agrement, dated November 29, 2000, relating to the
          Form 10-K                         35 Put 5 Resettable Securities due 2035 issued pursuant to the
          (2000)                            EMTN program.

4(mmm)    1-3183                4      --   Officer's certificate dated as of October 17, 2000, establishing
          Form 10-Q                         the terms of the TXU Gas Putable Asset Term Securities.
          (Quarter ended
          September 30, 2000)

4(nnn)    1-12833               4(b)   --   Indenture (For Unsecured Debt Securities Series J), dated as of
          Form 10-Q                         June 1, 2001 between TXU Corp. and The Bank of New York, as
          (Quarter ended                    Trustee.
          June 30, 2001)

4(ooo)    1-12833               4(c)   --   Officer's Certificate establishing the terms of TXU Corp.'s
          Form 10-Q                         6.375% Series J Senior Notes due June 15, 2006.
          (Quarter ended
          June 30, 2001)

4(ppp)    1-12833               4(b)   --   Indenture (For Unsecured Debt Securities Series K and L), dated
          Form 10-Q                         as of October 1, 2001, between TXU Corp. and The Bank of New
          (Quarter ended                    York.
          September 30, 2001)

4(qqq)    1-12833               4(c)   --   Officer's Certificate, dated October 1, 2001, establishing the
          Form 10-Q                         terms of TXU Corp.'s Series K Senior Notes and Series L Senior
          (Quarter ended                    Notes
          September 30, 2001)

4(rrr)    1-12833               4(d)   --   Purchase Contract Agreement, dated as of October 1, 2001,
          Form 10-Q                         between TXU Corp. and The Bank of New York with respect to TXU's
          (Quarter ended                    Issuance of Equity Units.
          September 30, 2001)

4(sss)    1-12833               4(e)   --   Pledge Agreement, dated as of October 1, 2001, among TXU Corp.,
          Form 10-Q                         The Chase Manhattan Bank and The Bank of New York with respect
          (Quarter ended                    to the Equity Units.
          September 30, 2001)

10(a)**                                --   Deferred and Incentive Compensation Plan of TXU Corp., as
                                            restated, effective August 17, 2001.

10(b)**                                --   Salary Deferral Program of TXU Corp., as restated, effective
                                            August 17, 2001.

10(c)**                                --   Second Supplemental Retirement Plan for Employees of TXU Corp., as
                                            amended and restated, effective August 17, 2001.

10(d)**                                --   Deferred Compensation Plan for Outside Directors of TXU Corp.,
                                            effective as of August 17, 2001.

             Previously Filed*
             -----------------
                With File         As
Exhibits        Number         Exhibits
--------        ------         --------
10(e)**                                         --      Long-Term Incentive Compensation Plan of TXU Corp., restated
                                                        effective as of August 17, 2001.

10(f)**                                         --      Annual Incentive Plan of the TXU Corp., restated effective as of
                                                        August 17, 2001.

10(g)**                                         --      Split Dollar Life Insurance Program of TXU Corp., amended and restated effective as of August 17, 2001.

10(h)**        1-12833               10(g)      --      Description of Compensatory Arrangement with Derek Bonham.
               Form 10-K
               (1998)

10(i)**        1-12833               10(j)      --      Employment Agreement, dated March 13, 2000 between TXU Corp. and
               Form 10-K                                Brian N. Dickie.
               (2000)

10(j)**        1-12833               10(k)      --      Employment Agreement, dated June 1, 2000 between TXU Corp. and
               Form 10-K                                Erle Nye.
               (2000)

10(k)**        1-12833               10(l)      --      Employment Agreement, dated July 1, 2000 between TXU Corp. and
               Form 10-K                                Michael J. McNally.
               (2000)

10(l) **                                        --      Amendment to Employment Agreement, dated May 11, 2001 between TXU
                                                        Corp. and Michael J. McNally.

10(m) **                                        --      Employment Agreement, dated June 1, 2000 between TXU Corp. and H.
                                                        Jarrell Gibbs.

10(n)          1-11668               10(a)      --      364 Day Competitive Advance and Revolving Credit Facility
               Form 10-K                                Agreement, dated as of February 23, 2001 among TXU Corp., TXU US
               (2000)                                   Holdings, TXU Gas, Chase Manhattan Bank of Texas, National
                                                        Association, as Administrative Agent and certain banks listed therein and The Chase Manhattan Bank, as Competitive Advance
                                                        Facility Agent (US Facility A).

10(o)          1-11668               10(b)      --      Five-Year Second Amended and Restated Competitive Advance and
               Form 10-K                                Revolving Credit Facility Agreement dated as of February 25, 2000
               (1999)                                   among TXU Corp., TXU US Holdings, TXU Gas, The Chase Manhattan
                                                        Bank, as Competitive Advance Facility Agent and Chase Bank of
                                                        Texas, National Association, as Administrative Agent and 10(p)
                                                        1-11668 10(c) -- Amendment to US Facility B, dated February 23,
                                                        2001. certain banks listed Form 10-K therein (US Facility B).
                                                        (2000)

10(q)                                           --      Amendment to US Facility A, dated January 31, 2002.

10(r)                                           --      Amendment to US Facility B, dated January 31, 2002.

12                                              --      Computation of Ratio of Earnings to Fixed Charges, and Ratio of
                                                        Earnings to Combined Fixed Charges and Preference Dividends.

21                                              --      Subsidiaries of TXU Corp.

23(a)                                           --      Consent of Counsel to TXU Corp.

             Previously Filed*
             -----------------
                With File            As
Exhibits        Number            Exhibits
--------        ------            --------
23(b)                                TXU Corp.  --      Consent of Deloitte & Touche LLP, Independent Auditors' for

99(a)          33-55408              99(a)      --      Agreement, dated as of July 5, 1988, between TXU US Holdings and
                                                        Tex-La Electric Cooperative of Texas, Inc.

99(b)          33-23532              4(c)(i)    --      Trust Indenture, Security Agreement and Mortgage, dated as of
                                                        December 1, 1987, as supplemented by Supplement No. 1 thereto dated as of May 1, 1988 among the Lessor, TXU US Holdings and the
                                                        Trustee.

99(c)          33-24089              4(c)-1     --      Supplement No. 2 to Trust Indenture, Security Agreement and
                                                        Mortgage, dated as of August 1, 1988.

99(d)          33-24089              4(e)-1     --      Supplement No. 3 to Trust Indenture, Security Agreement and
                                                        Mortgage, dated as of August 1, 1988.

99(e)          0-11442               99(c)      --      Supplement No. 4 to Trust Indenture, Security Agreement and
               Form 10-Q                                Mortgage, including form of Secured Facility Bond, 1993 Series.
               (Quarter ended
               June 30, 1993)

99(f)          33-23532              4(d)       --      Lease Agreement, dated as of December 1, 1987 between the Lessor and TXU US Holdings as supplemented by Supplement No. 1 thereto dated as of May 20, 1988 between the Lessor and TXU US Holdings.

99(g)          33-24089              4(f)       --      Lease Agreement Supplement No. 2, dated as of August 18, 1988.

99(h)          33-24089              4(f)-1     --      Lease Agreement Supplement No. 3, dated as of August 25, 1988.

99(i)          33-63434              4(d)(iv)   --      Lease Agreement Supplement No. 4, dated as of December 1, 1988.

99(j)          33-63434              4(d)(v)    --      Lease Agreement Supplement No. 5, dated as of June 1, 1989.

99(k)          0-11442               99(d)      --      Lease Agreement Supplement No. 6, dated as of July 1, 1993.
               Form 10-Q
               (Quarter ended
               June 30, 1993)

99(l)          33-23532              4(e)       --      Participation Agreement dated as of December 1, 1987, as amended by a Consent to Amendment of the Participation Agreement, dated as of May 20, 1988, each among the Lessor, the Trustee, the Owner
                                                        Participant, certain banking institutions, Capcorp, Inc. and
                                                        TXU US Holdings.

99(m)          33-24089              4(g)       --      Consent to Amendment of the Participation Agreement, dated as of
                                                        August 18, 1988.

99(n)          33-24089              4(g)-1     --      Supplement No. 1 to the Participation Agreement, dated as of
                                                        August 18, 1988.

99(o)          33-24089              4(g)-2     --      Supplement No. 2 to the Participation Agreement, dated as of
                                                        August 18, 1988.

99(p)          33-63434              4(e)(v)    --      Supplement No. 3 to the Participation Agreement, dated as of
                                                        December 1, 1988.

99(q)          0-11442               99(e)      --      Supplement No. 4 to the Participation Agreement, dated as of
               Form 10-Q                                June 17, 1993.

             Previously Filed*
             -----------------
                With File            As
Exhibits        Number            Exhibits
--------        ------            --------
             (Quarter ended                           June 17, 1993.
             June 30, 1993)
99(r)        0-11442               4(b)       --      Supplement No. 1, dated October 25, 1995, to Trust Indenture,
             Form 10-Q                                Security Agreement and Mortgage, dated as of December 1, 1989,
             (Quarter ended                           among the Owner Trustee, TXU US Holdings and the Indenture Trustee.

             March 31, 1996)
99(s)        0-11442               4(c)       --      Supplement No. 1, dated October 19, 1995, to Amended and Restated
             Form 10-Q                                Participation Agreement, dated as of November 28, 1989, among the
             (Quarter ended                           Owner Trustee, The First National Bank of Chicago, As Original
             March 31, 1996)                          Indenture Trustee, the Indenture Trustee, the Owner Participant,
                                                      Mesquite Power Corporation and TXU US Holdings.

99(t)        1-12833               99(bb)     --      Syndicated Facilities Agreement, dated February 24, 1999, among
             Form 10-K                                TXU Australia Holdings (Partnership) Limited Partnership (the
             (1998)                                   Partnership), certain of its Australia affiliates (Borrowers) and
                                                      The Bank of America National Trust and Savings Association,
                                                      Deutsche Australia Limited, National Australia Bank Limited,
                                                      Toronto Dominion Australia Limited and the other Banks named therein (Banks).

99(u)        1-12833               99(cc)     --      Security Trust Deed, dated February 24, 1999, among the
             Form 10-K                                Partnership, the Borrowers, TXU Corp. and the Banks.
             (1998)

99(v)                                         --      Facility Agreement for(pound)900,000,000 Credit Facility for TXU Europe
                                                      Limited, dated November 29, 2001, arranged by Barclays Capital, J.
                                                      P. Morgan PLC, Salomon Brothers International Limited and The
                                                      Royal Bank of Scotland


99(w)                                         --      Supplemental Deed, dated as of January 19, 2001, among TXU Europe
                                                      Merchant Properties Limited, TXU Europe Merchant Generation,
                                                      Eastern Group Finance Limited, TXU Europe Group plc, TXU Europe
                                                      Power Limited, Eastern Electricity plc, Barclays Bank plc (as
                                                      agent) and the banks listed therein.

99(x)        333-82307             10(i)      --      Master Connection and Use System Agreement dated as of 30 March 1990
             and 333-82307-1                          among the National Grid Company plc and its users.


---------------

*    Incorporated herein by reference.

** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.