Form 10-Q
period 2002-03-31
TXU CORP /TX/
filed 2002-05-15
CIK 1023291

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


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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


Common Stock outstanding at May 8, 2002: 266,298,078 shares, without par value.

================================================================================

TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION                                                                   PAGE
                                                                                                ----

     Item 1. Financial Statements

          Condensed Statements of Consolidated Income -
          Three Months Ended March 31, 2002 and 2001 .....................................    1

          Condensed Statements of Consolidated Comprehensive Income -
          Three Months Ended March 31, 2002 and 2001 .....................................    2

          Condensed Statements of Consolidated Cash Flows -
          Three Months Ended March 31, 2002 and 2001 .....................................    3

          Condensed Consolidated Balance Sheets -
          March 31, 2002 and December 31, 2001 ...........................................    4

          Notes to Financial Statements ..................................................    5

          Independent Accountants' Report ................................................   16

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..................................................   17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................   31

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K ...........................................   32

SIGNATURE ................................................................................   33

                                       (i)

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           TXU CORP. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                      2002              2001
                                                                                      ----              ----
                                                                                       Millions of Dollars,
                                                                                     Except per Share Amounts

Operating revenues ................................................................    $8,097            $8,375
                                                                                       ------            ------
Operating expenses
     Energy purchased for resale, fuel consumed and delivery costs ................     6,188             6,507
     Operation and maintenance ....................................................       810               704
     Depreciation and other amortization ..........................................       240               257
     Goodwill amortization ........................................................        --                55
     Taxes other than income ......................................................       182               182
                                                                                       ------            -------
          Total operating expenses ................................................     7,420             7,705
                                                                                       ------            ------

Operating income ..................................................................       677               670

Other income (deductions)-- net ...................................................       (17)               (3)
                                                                                       ------            ------
Income before interest, other charges, income taxes and
     extraordinary items ..........................................................       660               667
                                                                                       ------            ------

Interest income ...................................................................        12                37

Interest expense and other charges
     Interest .....................................................................       283               381
     Distributions on mandatorily redeemable, preferred
          securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated company:
               TXU Corp. obligated ................................................         8                 8
               Subsidiary obligated ...............................................         2                19
     Preferred stock dividends of subsidiaries ....................................         3                 3
     Distributions on preferred securities of subsidiary perpetual
          trust of TXU Europe .....................................................         4                 4
     Allowance for borrowed funds used during
          construction and capitalized interest ...................................        (3)               (5)
                                                                                       ------            ------
           Total interest expense and other charges ...............................       297               410
                                                                                       ------            ------

Income before income taxes and extraordinary items ................................       375               294

Income tax expense ................................................................       103                93
                                                                                       ------            ------

Income before extraordinary items .................................................       272               201

Extraordinary items, net of tax effect ............................................       (17)               --
                                                                                       ------            ------

Net income ........................................................................       255               201

Preference stock dividends ........................................................         5                 5
                                                                                       ------            ------

Net income available for common stock .............................................    $  250            $  196
                                                                                       ======            ======

Average shares of common stock outstanding (millions) .............................       265               257

Per share of common stock:
     Basic and diluted earnings
          Income before extraordinary items .......................................    $ 1.01            $ 0.76
          Extraordinary items, net of tax effect ..................................    $(0.07)           $   --
          Net income available for common stock ...................................    $ 0.94            $ 0.76
     Dividends declared ...........................................................    $ 0.60            $ 0.60

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                      --------------------
                                                                                       2002          2001
                                                                                       ----          ----
                                                                                       Millions of Dollars

Net income ........................................................................   $ 255          $ 201

Other comprehensive income (loss) --
    Net change during period, net of tax effects:
        Cumulative foreign currency translation adjustments .......................     (30)          (256)
        Unrealized holding gains ..................................................       -             55
        Reclassification of net gain realized on sale of investments to
             other income (deductions)-- net ......................................       -             (2)
        Cash flow hedges:
             Cumulative transition adjustment as of January 1, 2001 ...............       -           (132)
             Net change in fair value of derivatives ..............................       1            (42)
             Amounts realized in earnings during the period .......................      (7)             6
                                                                                      ------         ------
                  Total ...........................................................     (36)          (371)
                                                                                      ------         ------

Comprehensive income (loss) .......................................................   $ 219          $(170)
                                                                                      ======         ======

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                                     Three Months Ended
                                                                                                           March 31,
                                                                                                     ------------------
                                                                                                     2002          2001
                                                                                                     ----          ----
                                                                                                    Millions of Dollars

Cash flows - operating activities
     Net income ................................................................................    $  255       $  201
     Adjustments to reconcile net income to cash provided by operating activities:
         Loss on extraordinary items ...........................................................        17            -
         Depreciation and amortization .........................................................       275          343
         Deferred income taxes  and investment tax credits - net ...............................       (34)         101
         Gains from sale of  assets ............................................................         -           (9)
         Net effect of unrealized mark-to-market valuation losses/(gains) ......................       142          (47)
         Equity in losses of affiliates and joint ventures .....................................        10           12
         Other .................................................................................        (2)          19
         Changes in operating assets and liabilities ...........................................      (519)        (262)
                                                                                                   -------       ------
                  Cash provided by operating activities ........................................       144          358
                                                                                                   -------       ------

Cash flows - financing activities
     Issuances of securities:
        Long-term debt .........................................................................       171           59
        Common stock ...........................................................................         1            4
    Retirements/repurchases of securities:
        Long-term debt .........................................................................      (655)        (621)
    Change in notes payable:
        Commercial paper .......................................................................       749          209
        Banks ..................................................................................    (1,441)         (26)
    Cash dividends paid:
        Common stock ...........................................................................      (159)        (154)
        Preference stock .......................................................................        (5)          (6)
    Debt premium, discount, financing and reacquisition expenses ...............................       (40)          (3)
                                                                                                   -------       ------
                  Cash  used in financing activities ...........................................    (1,379)        (538)
                                                                                                   -------       ------

Cash flows - investing activities
    Capital expenditures .......................................................................      (313)        (319)
    Acquisitions of businesses .................................................................      (167)        (217)
    Proceeds from sale of assets ...............................................................     1,146          141
    Nuclear fuel ...............................................................................       (10)         (11)
    Other ......................................................................................       (27)         (70)
                                                                                                   -------       ------
                 Cash provided by (used in) investing activities ...............................       629         (476)
                                                                                                   -------       ------

Effect of exchange rates on cash and cash equivalents ..........................................       (28)         (18)
                                                                                                   -------       ------

Net change in cash and cash equivalents ........................................................      (634)        (674)

Cash and cash equivalents - beginning balance ..................................................     1,161        1,039
                                                                                                   -------       ------

Cash and cash equivalents - ending balance .....................................................   $   527       $  365
                                                                                                   =======       ======

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                March 31,
                                                                                                  2002        December 31,
                                                                                               (Unaudited)       2001
                                                                                               -----------    -----------
                                                            ASSETS                                Millions of Dollars
Current assets:
      Cash and cash equivalents ..........................................................      $    527         $  1,161
      Accounts receivable ................................................................         3,402            2,550
      Inventories-- at average cost ......................................................           489              522
      Prepayments ........................................................................           256              370
      Energy trading assets ..............................................................         1,444            1,680
      Other current assets ...............................................................           295              308
                                                                                                --------         --------
              Total current assets .......................................................         6,413            6,591
                                                                                                --------         --------

Investments ..............................................................................         2,083            2,199
Property, plant and equipment-- net ......................................................        20,763           22,480
Goodwill .................................................................................         6,891            7,247
Regulatory assets-- net ..................................................................         1,702            1,634
Energy trading assets ....................................................................           895              795
Derivative assets ........................................................................           464              448
Deferred debits and other assets .........................................................           894              881
                                                                                                --------         --------

              Total assets ...............................................................      $ 40,105         $ 42,275
                                                                                                ========         ========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Notes payable:
            Commercial paper .............................................................      $  1,478         $    853
            Banks ........................................................................         1,037            2,369
       Long-term debt due currently ......................................................         1,285            1,308
       Accounts payable ..................................................................         2,656            2,466
       Energy trading liabilities ........................................................         1,360            1,545
       Other current liabilities .........................................................         1,480            1,440
                                                                                                --------         --------
              Total current liabilities ..................................................         9,296            9,981
                                                                                                --------         --------

Accumulated deferred income taxes ........................................................         3,483            3,796
Investment tax credits ...................................................................           473              479
Energy trading liabilities ...............................................................           687              521
Derivative liabilities ...................................................................           350              317
Other deferred credits and noncurrent liabilities ........................................         2,383            2,176
Long-term debt, less amounts due currently ...............................................        14,526           16,173

Mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior Subordinated debentures of the obligated company:
             TXU Corp. obligated .........................................................           368              368
             Subsidiary obligated ........................................................           147              147
Preferred securities of subsidiary perpetual trust of TXU Europe .........................           150              150
Preferred stock of subsidiaries:
            Not subject to mandatory redemption ..........................................           190              190
            Subject to mandatory redemption ..............................................            21               21

Contingencies (Note 7)

Shareholders' equity (Note 4) ............................................................         8,031            7,956
                                                                                                --------         --------

              Total liabilities and shareholders' equity .................................      $ 40,105         $ 42,275
                                                                                                ========         ========

  See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.   BUSINESS

     TXU Corp. is a global energy services company that engages in electricity generation, wholesale energy trading, retail energy marketing, energy delivery, other energy-related services and, through a joint venture, telecommunications services. TXU Corp. is a holding company whose principal United States (US) operations are conducted through TXU US Holdings Company (US Holdings) and TXU Gas Company (TXU Gas). TXU Corp.'s principal international operations are conducted through TXU Europe Limited (TXU Europe) and TXU Australia Holdings (Partnership) Limited Partnership (TXU Australia).

     Business Restructuring - Legislation was passed during the 1999 session of the Texas Legislature that restructures the electric utility industry in Texas (1999 Restructuring Legislation). As a result, TXU Corp. restructured certain of its businesses effective January 1, 2002. In order to satisfy its obligations to unbundle its business pursuant to the 1999 Restructuring Legislation and consistent with its business separation plan as approved by the Public Utility Commission of Texas (Commission), as of January 1, 2002, US Holdings transferred:

     o its electric transmission and distribution (T&D) assets to Oncor Electric Delivery Company (Oncor), which is a utility regulated by the Commission and a wholly-owned subsidiary of US Holdings,

     o its electric power generation assets to subsidiaries of TXU Energy Company LLC (TXU Energy), which is the new competitive business and a wholly-owned subsidiary of US Holdings and

     o its retail customers to a subsidiary retail electric provider (REP) of TXU Energy.

     The T&D assets of TXU SESCO Company, a subsidiary of TXU Corp., also were transferred to Oncor. In addition, as of January 1, 2002, US Holdings acquired the following businesses from within the TXU Corp. system and transferred them to TXU Energy: the REP of TXU SESCO Company; the energy trading business and the unregulated commercial/industrial retail gas operations of TXU Gas; and the energy management services businesses and other affiliates of TXU Corp., including the fuel procurement (TXU Fuel Company) and coal mining businesses that service the generation operations.

     At December 31, 2001, TXU Corp. had five reportable operating segments as reflected in TXU Corp.'s 2001 Form 10-K. Following TXU Corp.'s reorganization as of January 1, 2002, TXU Corp. realigned its operations into three reportable segments: North America Energy, North America Energy Delivery and International Energy. (See Note 8 for further information concerning reportable business segments.)

     Acquisitions - On March 1, 2002, TXU Europe acquired the United Kingdom
(UK) energy retail and trading business of Amerada Hess for $165 million in cash. The business includes over 400,000 residential energy and telecommunication accounts, a commercial and industrial natural gas retail operation with 63 billion cubic feet (Bcf) in sales volumes as well as wholesale gas marketing operations. Consolidated pro forma information for the periods ended March 31, 2002 and 2001 reflecting this acquisition would not have differed significantly from reported results.

     On May 2, 2002, TXU Europe was confirmed as the preferred bidder for the purchase of a majority interest in Braunschweiger Versorgungs (BVAG), an electricity, gas, heating and water supplier for 210,000 residential, commercial and industrial customers in the German city of Braunschweig. BVAG is a wholly-owned subsidiary of Stadwerke Braunschweig. TXU Europe has made a bid for 74.9% of the company; Stadwerke Braunschweig will retain the remaining 25.1%. The acquisition is subject to the approval of the Town Council of Braunschweig.

     Dispositions - On January 18, 2002, TXU Europe completed the sale of its UK electricity distribution (networks) business, including its 50% interest in the 24seven support operation, to London Electricity Group plc (LE Group) for $1.9 billion, consisting of a cash payment of $801 million (used to repay debt) and the assumption by LE Group of $1.1 billion aggregate principal amount of debt. TXU Europe recorded a loss on the sale of $125 million ($88 million after-tax), after transaction costs, in the fourth quarter of 2001.

     On April 25, 2002, TXU Energy completed the sale of its Handley and Mountain Creek steam electric generating plants in the Dallas-Ft. Worth area for $443 million in cash. The transaction includes a tolling agreement for TXU Energy to purchase power during summer months for the next five years. A pretax gain on the sale of $146 million will be deferred and recognized over the five years.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The condensed consolidated financial statements of TXU Corp. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and, except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" discussed below, on the same basis as the audited financial statements included in its 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for an interim period may not give a true indication of results for a full year. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and tables in the notes, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

     Changes in Accounting Standards -- SFAS No. 142, became effective for TXU Corp. on January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units and the discontinuance of goodwill amortization. The amortization of TXU Corp.'s existing goodwill ($220 million annually) ceased effective January 1, 2002.

     In addition, SFAS No. 142 requires completion of a transitional goodwill impairment test within six months from the date of adoption. It establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss during the transition period will be recognized as the cumulative effect of a change in accounting principle. Subsequent impairments, if any, will be recorded in operations. As part of its effort to implement SFAS No. 142, TXU Corp. is in the process of completing the transitional impairment test.

     The table below reflects what reported income before extraordinary items and net income (including basic and diluted earnings per share amounts) would have been in the 2001 period exclusive of amortization expense recognized in that period related to goodwill, compared to the 2002 period.

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                       ------------------------
                                                                                       2002               2001
                                                                                       ----               ----
                                                                                         Millions of Dollars,
                                                                                       Except per Share Amounts

Reported income before extraordinary items .......................................     $  272            $  201
Add back: goodwill amortization ..................................................         --                55
                                                                                       ------            ------
Adjusted income before extraordinary items .......................................        272               256
Extraordinary items, net of tax effect ...........................................        (17)               --
                                                                                       ------            -----
Adjusted net income ..............................................................        255               256
Preference stock dividends .......................................................          5                 5
                                                                                       ------            ------
Adjusted net income available for common stock ...................................     $  250            $  251
                                                                                       ======            ======

Basic and diluted earnings per share:
Reported income before extraordinary items .......................................     $ 1.01            $ 0.76
Add back: goodwill amortization ..................................................         --              0.21
                                                                                       ------            ------
Adjusted income before extraordinary items .......................................       1.01              0.97
Extraordinary items, net of tax ..................................................      (0.07)               --
                                                                                       ------            ------
Adjusted net income available for common stock ...................................     $ 0.94            $ 0.97
                                                                                       ======            ======

     SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for TXU Corp. on January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the previously recorded asset and the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS No. 143 also requires additional disclosures. TXU Corp. will change its reporting for nuclear decommissioning costs to conform to the new standard.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", became effective for TXU Corp. on January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 by TXU Corp. has not affected its financial position or results of operations.

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued in April 2002 and is applicable to fiscal years beginning after May 15, 2002. One of the provisions of this technical statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", whereby any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4, which does not meet the criteria of an extraordinary item as defined by APB Opinion 30, shall be reclassified.

     For accounting standards not yet adopted or implemented, TXU Corp. is evaluating the potential impact on its financial position and results of operations.

     Earnings Per Share -- Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the period reported. Diluted earnings per share include the effect of potential issuances of common shares resulting from the assumed exercise of all outstanding stock options and settlement of forward stock purchase agreements. TXU Corp. has outstanding certain instruments that may be settled with common stock that are considered in computing diluted earnings per share. The number of shares of common stock added to the average shares outstanding for the purpose of calculating diluted earnings per share was 403 thousand and 181 thousand for the three months ended March 31, 2002 and 2001, respectively.

3.   FINANCING ARRANGEMENTS

     At March 31, 2002, TXU Corp. and its subsidiaries had credit facilities (some of which provide for long-term borrowings) available as follows:

                                                                                            Borrowings Under Facilities at
                                                                                                    March 31, 2002
                                                                                           ---------------------------------
                                                                                           Facility
Facility                                      Expiration Date      Borrowers                 Limit     Outstanding    Unused
--------                                      ---------------    -------------               ------    -----------    ------

US Credit Agreements Facility A (a)(b) .....  April  2002        TXU Corp., US Holdings      $1,400     $    -       $1,400
US Credit Agreements Facility B (a)(b)(c) ..  February 2005      TXU Corp., US Holdings       1,400          -          901 (c)
US Credit Facility  ........................  June 2002          TXU Corp.                      700        700            -
Revolving Credit Facilities -
     Tranche A (d) .........................  November 2006      TXU Europe                   1,160        750          410
Senior Facility (e) ........................  October 2004       TXU Australia                  925        754          171
Commercial Paper Facility (e) ..............      N/A            TXU Australia                  126        126            -
Working Capital Facilities (f) .............      N/A            TXU Australia                   52          -           52

(a) US Holdings' borrowings under both facilities are limited to an aggregate amount outstanding at any one time of $2 billion. US Credit Agreements primarily support commercial paper borrowings of TXU Corp.
(b) In February 2002, TXU Gas was removed as a borrower under these facilities. Short-term liquidity needs of TXU Gas are expected to be funded through advances from affiliates.
(c) As of March 31, 2002, letters of credit outstanding under this agreement totaled $499 million, which effectively reduces the unused capacity by that amount.
(d) As of March 31, 2002, the outstanding borrowings under the Revolving Credit Facility and the associated interest rates are as follows: Tranche A -
     (euro)564 million ($500 million) at 3.96% per annum, 700 million Norwegian kroner (NOK) ($78 million) at 7.21% per annum, and (pound)120 million ($171 million) at 4.69%, all classified as long-term debt.
(e) During the first quarter of 2002, TXU Australia repaid $121 million of its Senior Facility with proceeds received from the issuance of commercial paper under its new Commercial Paper Facility. The Subordinated Acquisition Facility at December 2001 was repaid and cancelled on March 26, 2002 and replaced with a Subordinated Loan from TXU Corp.
(f) During the first quarter of 2002, $32 million previously drawn under the Working Capital Facilities was repaid.

     In April 2002, US Holdings, Oncor and TXU Energy entered into a joint $1.0 billion 364-day revolving credit facility with a group of banks that terminates April 22, 2003. Up to $1.0 billion of letters of credit may be issued under the facility. In May 2002, TXU Corp. entered into a $500 million 3-year revolving credit facility with a group of banks that terminates May 1, 2005. These facilities replaced the TXU Corp. and US Holdings $1.4 billion 364-day credit facility (Facility A above). These facilities will be used for working capital and general corporate purposes.

     During the second quarter of 2002, each of TXU Energy and Oncor expect to begin selling commercial paper to fund their short-term liquidity requirements. The new commercial paper programs will allow TXU Energy and Oncor to sell up to $2.4 billion and $1.0 billion of commercial paper, respectively. The existing TXU Corp. commercial paper program will be discontinued once the TXU Energy and Oncor commercial paper programs have been established and outstanding TXU Corp. commercial paper has been repaid. After its commercial paper program is discontinued, TXU Corp. expects to borrow under its 3-year credit facility to fund its working capital needs.

     The new credit facilities discussed above and the existing 5-year $1.4 billion credit facility (Facility B above) will provide back-up for outstanding commercial paper under the TXU Energy and Oncor programs and the TXU Corp. program until it is discontinued. TXU Corp., TXU Energy and Oncor do not expect to sell commercial paper that, in the aggregate, is in excess of aggregate available capacity under the back-up credit facilities.

     On May 6, 2002, Oncor issued $1.2 billion aggregate principal amount of Senior Secured Notes in two series in a private placement. One series of $700 million is due May 1, 2012 and bears an interest rate of 6.375%, and the other series of $500 million is due May 1, 2032 and bears an interest rate of 7.0%. Each series is secured by Oncor first mortgage bonds. Proceeds from the issuance were used by Oncor to repay advances from US Holdings. US Holdings used the repayments of advances from Oncor to repay advances from TXU Energy and TXU Corp. TXU Energy used the repayments to redeem $865 million of the floating rate debentures due May 20, 2003. TXU Corp. used the repayments to repay $335 million of short-term borrowings.

     Europe -- In January 2002, TXU Europe repaid the (pound)190 million ($270 million) short-term portion of its Tranche A borrowings and (pound)560 million ($800 million) of the Tranche C bridge facility under the Revolving Credit Facilities Agreement with proceeds received from the sale of UK generating plants and the networks business. The Tranche C facility was cancelled in February 2002. Other short-term bank borrowings at March 31, 2002 consisted of TXU Europe's borrowings under its accounts receivable financing facility that is collateralized by future receivables of a subsidiary through a short-term note issue arrangement; a $45 million Euro term-loan facility with a commercial bank to fund the investment in the Atro Oyj Nordic joint venture; and various other short-term borrowings made mainly to provide for working capital needs.

     TXU Europe also has a (euro)2.0 billion ($1.8 billion) Euro Medium Term Note (EMTN) program, under which TXU Europe may from time to time issue notes in various currencies. As of March 31, 2002, a total of (pound)576 million ($821 million) was outstanding under the program at an average rate of 7.53%

     In January 2002, in connection with TXU Europe's sale of its UK networks business, $1.072 billion of debt ($500 million due 2004, $286 million due 2012 and $286 million due 2025) was assumed by the purchaser, the LE Group, as part of the sale agreement.

     US -- During the first quarter of 2002, TXU Corp. redeemed $114 million of senior notes with rates ranging from 5.52% to 10.58% that were originally due from 2002 to 2010, resulting in an extraordinary loss of $17 million (net of income tax benefit of $9 million). TXU Mining redeemed $70 million of its 6.875% senior notes due 2005 and $53 million of its 7.0% senior notes due 2003.

     Leases -- On February 14, 2002, TXU Corp. sold its interest in its headquarters building in Dallas, Texas for $145 million, resulting in a deferred gain of $106 million. Simultaneous with the sale of the property, TXU Corp. entered into a twenty-year lease obligation for the property. TXU Corp. recorded a capital lease obligation of $132 million. At the end of the initial twenty-year term of the lease, TXU Corp. has the right, but not the obligation, to renew the lease for three ten-year renewal terms under which rents will be paid based on then-existing market conditions. The gain is being amortized into income over the lease term.

     Sale of Receivables -- TXU Corp., through its subsidiaries, has several facilities to provide financing through customer accounts receivable. All of the facilities continually sell customer accounts receivables or undivided interests therein to financial institutions on an ongoing basis to replace those receivables that have been collected.

     Certain subsidiaries of TXU Corp. sell customer accounts receivable to a wholly-owned bankruptcy remote subsidiary of TXU Corp. (TXU Receivables Company) which sells undivided interests in accounts receivable it purchases to financial institutions. As of January 1, 2002, the facility includes TXU Energy Retail Company LP, TXU SESCO Energy Services Company, Oncor and TXU Gas as qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of March 31, 2002, subsidiaries of TXU Corp. had sold $1.185 billion face amount of receivables to TXU Receivables Company under the program in exchange for cash of $600 million and $580 million in subordinated notes, with $5 million representing costs of the program. Annualized costs of the program approximated 3.7% of the cash proceeds from the receivables sales. The subordinated notes receivable from TXU Receivables Company are included in accounts receivable in the consolidated balance sheet.

     At March 31, 2002, (pound)260 million ($370 million) face amount of TXU Europe's receivables were sold under an accounts receivable program with a commercial bank. In addition, (pound)40 million ($57 million) of future receivables collateralized additional borrowings reflected as other short-term loans on the balance sheet. The short-term loan amounts bear interest at an annual rate, which was 4.07% at March 31, 2002, based on commercial paper rates plus a margin.

4.   SHAREHOLDERS' EQUITY

                                                                                  March 31,
                                                                                    2002          December 31,
                                                                                  (Unaudited)         2001
                                                                                  -----------     ------------

     Shareholders' equity:
         Preference stock .....................................................    $    300        $   300
                                                                                   --------        -------

         Common stock without par value:
               Authorized shares-- 1,000,000,000
               Outstanding shares:  2002-- 266,124,117 and 2001--265,140,087 ..       6,580          6,560
         Retained earnings ....................................................       1,954          1,863
         Accumulated other comprehensive loss .................................        (803)          (767)
                                                                                   --------       --------
                   Total common stock equity ..................................       7,731          7,656
                                                                                   --------       --------

                   Total shareholders' equity .................................    $  8,031       $  7,956
                                                                                   ========       ========


5.   TRUST SECURITIES

     TXU Corp. or Subsidiary Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trusts, Each Holding Solely Junior Subordinated (Trust Assets) of TXU Corp. or Related Subsidiary (Trust Securities) -- The statutory business trust subsidiaries had Trust Securities and Trust Assets outstanding, as follows:

                                                 Trust Securities                                Trust Assets             Maturity
                               --------------------------------------------------------     ------------------------      --------
                                     Units (000's)                     Amount                      Amount
                               -------------------------       ------------------------     ------------------------
                               March  31,   December 31,       March 31,   December 31,     March 31,    December 31,
                                 2002          2001              2002         2001            2002          2001
                                 ----          ----              ----         ----            ----          ----
TXU Corp.
---------

TXU Corp. Capital I
    (7.25% Series) .........      9,200          9,200           $ 223       $ 223          $ 237          $ 237             2029
TXU Corp. Capital II
    (8.7% Series) ..........      6,000          6,000             145         145            155            155             2034
                                 ------         ------           -----       -----          -----          -----
    Total TXU Corp. ........     15,200         15,200             368         368            392            392
                                 ------         ------           -----       -----          -----          -----

TXU Gas
-------

TXU Gas Capital I
    (Floating Rate Trust
    Securities)(a) .........        150            150             147         147            155            155             2028
                                 ------         ------           -----       -----          -----          -----

    Total ..................     15,350         15,350           $ 515       $ 515          $ 547          $ 547
                                 ======         ======           =====       =====          =====          =====

(a) Floating rate is determined quarterly based on LIBOR. Related interest rate swaps effectively fix the rates at 6.629% on $100 million and at 6.444% on $50 million to July 1, 2003.

     Each parent company owns the common trust securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of such trust's trust securities.

6.   REGULATION AND RATES

     US -- On December 31, 2001, US Holdings filed a settlement plan with the Commission that, if approved, will resolve all major pending issues related to US Holdings' transition to competition and will supersede certain ongoing proceedings that are related to the 1999 Restructuring Legislation. The settlement plan has the endorsement of the major customer groups in the State of Texas. Parties to the settlement include the Commission staff, the Office of Public Utility Counsel, the coalition of cities served by Oncor, Texas Industrial Energy Consumers, Texas Retailers Association, and a new retail electric provider for the state. The settlement does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related possible fuel adjustments. TXU Corp. recorded the effects of the settlement plan at December 31, 2001. The settlement plan must be approved by the Commission, which has held hearings, has received briefs and has requested additional evidence from the parties. The hearings are currently scheduled to continue on May 30, 2002. TXU Corp. is unable to predict the outcome of these proceedings. For additional discussion of the settlement plan and related items, see Note 4 to Financial Statements in the TXU Corp. 2001 Form 10-K.

     On April 23, 2002, TXU Energy filed a request with the Commission to increase the fuel factor component of its price-to-beat rates. The request, if approved, would increase price-to-beat rates for residential and small commercial customers by an average of 5%. Under a Commission rule, affiliated REPs of utilities are allowed to petition the Commission for an increase in the fuel factor component of its price-to-beat rates if an average of natural gas futures prices increase more than 4% from the level used to set the previous price-to-beat fuel factor rate. An evidentiary hearing on TXU Energy's request was held before an administrative law judge on May 9, 2002. Commission action has not been scheduled on TXU Energy's request. The Commission must act on the application within 45 days unless the Commission finds good cause to extend its decision beyond that time period. TXU Energy is unable to predict the outcome of this proceeding.

7.   CONTINGENCIES

     Legal Proceedings -- UK -- On November 29, 2001, various subsidiaries of Enron Corporation (Enron) went into Administration (bankruptcy) in the UK. Prior to Enron's going into Administration, TXU Europe Energy Trading (TXUEET) had certain energy purchase and sales contracts with Enron, which had been entered into in the ordinary course of business. The terms of these contracts provided that they terminated automatically upon a party going into Administration. Also, on November 29, 2001 just prior to Enron going into Administration, TXUEET received a notice from Enron purporting to terminate these contracts for cause. TXUEET and the Administrator have had discussions regarding potential claims relating to contract termination; in February 2002 TXUEET applied to the High Court in London for permission to seek a judicial determination regarding contract termination and, in March 2002, Enron filed an action in the High Court, relating to interpretation of certain other contractual provisions. For the more expeditious and economic resolution of the issue of the contract termination, TXUEET and Enron agreed in May 2002 to Enron initiating proceedings in the High Court to enable the parties to seek a judicial determination regarding contract termination, which action would supersede the previous actions. While the outcome of these matters cannot be predicted, TXUEET believes, consistent with the advice of external legal advisors in the UK, that the attempted termination of the contracts by Enron was without substance. Accordingly, TXUEET believes any related claims by Enron would be without merit.

     General -- In addition to the above, TXU Corp. and other subsidiaries are involved in various other legal and administrative proceedings, the ultimate resolution of which, in the opinion of each, should not have a material effect upon their financial position, results of operations or cash flows.

     Financial Guarantees -- US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $19 million at March 31, 2002, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings, of $4 million annually for the years 2002 through 2003, $7 million for 2004 and $1 million for each of 2005 and 2006. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all contract rights and obligations of US Holdings in connection with $30 million remaining principal amount of bonds at March 31, 2002, issued for similar purposes which had previously been guaranteed by US Holdings. US Holdings is, however, contingently liable in the unlikely event of default by the municipality.

     In conjunction with various power purchase contracts requiring the payment of annual capacity fees, at March 31, 2002, TXU Europe has provided a (pound)276 million ($394 million) guarantee (declining over time) representing approximately one year's capacity payment, with its counterparty providing a (pound)170 million ($242 million) guarantee.

     TXU Europe has guaranteed up to (pound)77 million ($110 million) at March 31, 2002 of certain liabilities that may be incurred and payable by the purchasers of The Energy Group's (TEG) US and Australian coal business and US energy marketing operations sold in 1998 prior to acquisition by TXU Corp. These guarantees are with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the Powder River Coal Company Retirement Plan and the Peabody Coal UMWA Retirement Plan, subject to certain specified conditions.

     Obligations with Respect to Investments in Partnerships and Other Unconsolidated Entities -- TXU Corp. has a 50% voting interest in Pinnacle One Partners, L.P. (Pinnacle or joint venture), a joint venture with third-party investors. TXU Corp.'s investment in Pinnacle is accounted for using the equity method. Assets of the joint venture are not TXU Corp.'s and are not available to pay creditors of TXU Corp. Pinnacle's principal investment is in TXU Communications Ventures Company (TXU Communications). TXU Communications operates a diversified telecommunications business, including regulated incumbent local exchange carriers, a competitive telecommunications service provider and a fiber optic transport business.

     In connection with its formation, Pinnacle issued $810 million in senior secured notes due August 15, 2004. The notes are secured by all of Pinnacle's assets, including its shares of TXU Communications. Total proceeds (net of transaction costs), including the $150 million received from third-party investors, were used to make a $600 million cash distribution to TXU Corp. and fund a trust with $336 million. The principal and interest on the trust funds is being used to pay interest on the senior secured notes and distributions to the third-party investors. The trust invested in TXU Corp. debt securities. At March 31, 2002, the trust held $219 million principal amount of TXU Corp. debt securities.

     TXU Corp. provides a $200 million revolving credit facility to TXU Communications, expiring 2004, of which $151 million was outstanding as of March 31, 2002. In addition, TXU Corp. has made and may make future capital contributions to Pinnacle to fund a portion of TXU Communications' capital expenditures. TXU Corp. also provides administrative services to Pinnacle and its affiliates at cost.

     In connection with the Pinnacle transaction, TXU Corp. issued 810,000 shares of Mandatorily Convertible Single Reset Preference Stock, Series C (Series C Preference Stock) to Pinnacle One Share Trust, a consolidated trust (Share Trust). The Series C Preference Stock is convertible into common stock of TXU Corp. In the event of:

     a) a default by Pinnacle in connection with its $810 million of senior secured notes,
     b) a decline in the market price of TXU Corp. common stock below $21.93 per share for ten consecutive trading days coupled with a decline in the credit rating for TXU Corp.'s unsecured, senior long-term obligations to or below BB by Standard & Poor's or Fitch or Ba by Moody's, or
     c) Pinnacle's inability to raise sufficient cash to repay its senior secured notes 120 days prior to maturity through the sale of its shares of TXU Communications or the sale of assets of TXU Communications,

TXU Corp. would be required to sell equity or otherwise raise proceeds sufficient to repay Pinnacle's senior secured notes. If TXU Corp. did not raise sufficient proceeds, the Share Trust could be required to sell some or all of the Series C Preference Stock. The dividend rate and conversion price of the Series C Preference Stock would be reset at the time of sale to generate proceeds sufficient to redeem the senior secured notes. TXU Corp. expects that it would be able to sell equity or debt securities to satisfy its contingent obligations to repay Pinnacle's debt.

     Had TXU Corp. been required to consolidate Pinnacle at March 31, 2002, TXU Corp.'s debt would have increased by approximately $610 million. TXU Corp. does not believe that a consolidation of Pinnacle would have had a material impact on its liquidity or financial condition.

8.   SEGMENT INFORMATION

     At December 31, 2001, TXU Corp. had five reportable operating segments as reflected in TXU Corp.'s 2001 Form 10-K. As a result of TXU Corp.'s reorganization as of January 1, 2002, TXU Corp. realigned its operations into three reportable segments: North America Energy, North America Energy Delivery and International Energy. Quarterly amounts for the prior year have been restated to conform to the new segments.

     North America Energy - operations involving the generation of electricity, wholesale energy trading and risk management, and retail energy sales and services in the US and parts of Canada. The segment consists of all operations, other than the transmission and distribution business, of the former US Electric segment and the former US Energy segment;

     North America Energy Delivery - operations involving the transmission and distribution of electricity and the purchase, transmission, distribution and sale of natural gas in Texas. The segment consists of the transmission and distribution operations of the former US Electric segment and the operations of the former US Gas segment; and

     International Energy - operations involving the generation of electricity, wholesale energy trading and risk management and retail energy sales and service, as well as electricity distribution in Europe and Australia and gas storage in Australia. The segment consists of the operations of the former Europe and Australia segments.

     All other - operations consist primarily of general corporate expenses, equity earnings/losses of unconsolidated affiliates, including the telecommunication joint venture, and interest on debt at the TXU Corp. level. Affiliated revenues represent intercompany service charges.

     The prior year financial information for the North America Energy segment and the electric delivery operations included in the North America Energy Delivery segment includes information derived from the historical financial statements of US Holdings. Reasonable allocation methodologies were used to unbundle the financial statements of US Holdings between its generation and T&D operations. Allocation of revenues reflected consideration of return on invested capital, which continues to be regulated for the T&D operations. US Holdings maintained expense accounts for each of its component operations. Costs of energy and expenses related to operations and maintenance and depreciation and amortization, as well as assets, such as property, plant and equipment, materials and supplies and fuel, were specifically identified by component operation and disaggregated. Various allocation methodologies were used to disaggregate common expenses, assets and liabilities between US Holding's generation and T&D operations. Interest and other financing costs were determined based upon debt allocated. Had the unbundled operations of US Holdings actually existed as separate entities in a deregulated environment, their results of operations could have differed materially from those included in the historical financial statements included herein.

     Effective January 1, 2002, TXU Energy incurs an electricity delivery fee charged by Oncor, which TXU Energy passes on to its customers. This fee is reflected in TXU Energy's revenues and cost of energy for the three months ended March 31, 2002. For comparability purposes, affiliated electricity delivery fees have been included in TXU Energy's revenues and cost of energy for the three months ended March 31, 2001. TXU Energy's gross margin is not affected by the inclusion of the electricity delivery fees.

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                            --------------------------
                                                                              2002              2001*
                                                                              ----              -----
   Operating revenues -

      North America Energy .............................................     $ 3,496        $  4,117
      North America Energy Delivery ....................................         419             684
      International Energy .............................................       4,153           3,545
      All other ........................................................          29              29
                                                                             -------        --------
            Consolidated ...............................................     $ 8,097        $  8,375
                                                                             =======        ========

   Affiliated revenues -

      North America Energy .............................................     $     7        $      -
      North America Energy Delivery ....................................         419             476
      International Energy .............................................           -               -
      All other ........................................................         119             112
      Eliminations .....................................................        (545)           (588)
                                                                             -------        --------
           Consolidated ................................................     $     -        $      -
                                                                             =======        ========

   Net income (loss) -

      North America Energy .............................................     $   180        $    122
      North America Energy Delivery ....................................         101              66
      International Energy .............................................          49              75
      All Other ........................................................         (75)            (62)
                                                                             -------        --------
            Consolidated ...............................................     $   255        $    201
                                                                             =======        ========

------------------
*See footnotes on pages 20 and 22.

9.   SUPPLEMENTARY FINANCIAL INFORMATION

      Accounts receivable -- At March 31, 2002 and December 31, 2001, accounts receivable are stated net of uncollectible accounts of $160 million and $96 million, respectively.

     Energy trading assets -- At March 31, 2002 and December 31, 2001, energy trading assets are stated net of applicable credit and performance reserves of $39 million and $26 million, respectively.

     Inventories by major category--

                                                    March 31,
                                                      2002         December 31,
                                                  (Unaudited)         2001
                                                  -----------         ----

Materials and supplies .......................        $244            $233
Fuel stock ...................................         127             131
Gas stored underground .......................         118             158
                                                      ----            ----
    Total inventories ........................        $489            $522
                                                      ====            ====

Property, plant and equipment--

                                                                                     March 31,
                                                                                       2002         December 31,
                                                                                    (Unaudited)        2001
                                                                                    -----------     ------------
US:
     North America Energy:
          Production ...............................................................   $16,601        $16,627
          Nuclear fuel (net of accumulated amortization: 2002- $805; 2001 - $787) ..       138            146
          Reserve for regulatory disallowances .....................................      (836)          (836)
     North America Energy Delivery:
          Transmission .............................................................     1,978          1,979
          Distribution .............................................................     6,181          6,110
          Gas distribution and pipeline ............................................     1,703          1,677
          General ..................................................................       872            578
     Other .........................................................................       330            328
                                                                                       -------        -------
          Total ....................................................................    26,967         26,609
     Less accumulated depreciation .................................................     9,588          9,397
                                                                                       -------        -------
          Net of accumulated depreciation ..........................................    17,379         17,212
     Construction work in progress .................................................       592            608
                                                                                       -------        -------
          Net US property, plant and equipment .....................................    17,971         17,820
International Energy:
          Europe - Electric and other (net of accumulated depreciation: 2002 - .....     1,122          3,062
               $351;  2001 - $514)
          Australia - Electric and gas distribution and generation (net of accumulated depreciation:
               2002 - $295;  2001 - $267) ..........................................     1,670          1,598
                                                                                       -------        -------
          Net property, plant and equipment ........................................   $20,763        $22,480
                                                                                       =======        =======

     Capitalized software costs of $451 million at March 31, 2002 and $352 million at December 31, 2001 are included in plant and equipment. Amortization expense of $22 million relating to these software costs was recorded for the three months ended March 31, 2002.

     Goodwill -- At March 31, 2002 and December 31, 2001, goodwill is stated net of accumulated amortization of $667 million and $710 million, respectively. The change in amounts is due to goodwill associated with the UK networks business that was sold in January 2002.

     Derivatives and Hedges -- During the first quarter of 2002, existing accounting hedges of anticipated sales from baseload generation in North America Energy became less effective due to changes in ERCOT market rules and conditions. TXU Corp. experienced net hedge ineffectiveness of $8 million, reported as a loss in revenues, for the period ended March 31, 2002, primarily related to these contracts. Accounting hedges of interest rate and foreign exchange risk remained highly effective during the period.

     As of March 31, 2002, it is expected that $31 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges.

     Supplemental cash flow information -- Noncash transactions for the three months ended March 31, 2002 included $1.1 billion of debt assumed by the purchaser of the UK networks business and $142 million of capital lease obligations incurred in connection with the sale/leaseback of the headquarters building and for office furniture.

INDEPENDENT ACCOUNTANTS' REPORT

TXU Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Corp. and subsidiaries as of March 31, 2002, and the related condensed statements of consolidated income, comprehensive income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of TXU Corp.'s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of TXU Corp. as of December 31, 2001, and the related statements of consolidated income, comprehensive income, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report, dated January 31, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the Notes to Financial Statements, TXU Corp. changed its method of accounting for goodwill amortization in 2002 in connection with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".



DELOITTE & TOUCHE LLP

Dallas, Texas
May 9, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

BUSINESS

     TXU Corp. is a global energy services company that engages in electricity generation, wholesale energy trading, retail energy marketing, energy delivery, other energy-related services and, through a joint venture, telecommunications services.

     In connection with the restructuring of the Texas electric industry, certain businesses of TXU Corp. were reorganized as of January 1, 2002, into three reportable segments: North America Energy, North America Energy Delivery and International Energy. (See Note 8 to Financial Statements for information concerning reportable business segments.)

     Certain segment comparisons in this report have been affected by the restructuring of TXU Corp.'s US business in connection with deregulation, TXU Europe's sale of its UK electricity distribution (networks) business and its 50% interest in the 24seven joint venture operation to London Electricity Group plc (LE Group) on January 18, 2002, as well as the discontinuance of goodwill amortization under new accounting rules.

     The following exchange rates have been used to convert foreign currency denominated amounts into US dollars, unless they were determined using exchange rates on the date of a specific event:

                                                             Income Statements
                                                              (Average Rates)
                                    Balance Sheet            -----------------
                              --------------------------       Three Months
                              March 31,     December 31,      Ended March 31,
                              ---------     ------------     -----------------
                                 2002           2001           2002      2001
                                 ----           ----           ----      ----
UK pounds sterling ((pound))   $1.4262        $1.4515        $1.4276   $1.4599
Australian dollars (A$)        $0.5339        $0.5115        $0.5188   $0.5325
Euro ((euro))                  $0.8759        $0.8860        $0.8773   $0.9247


Three Months Ended March  31, 2002 Compared to Three Months Ended March 31, 2001
--------------------------------------------------------------------------------

     TXU Corp.'s operating revenues decreased $278 million, or 3%, to $8.1 billion in 2002. The decrease in revenue was driven by the North America Energy and North America Energy Delivery (Energy Delivery) segments primarily due to lower natural gas prices and volumes. Revenue growth in the International Energy segment was primarily due to increased wholesale sales volumes and acquisitions, partially offset by the loss of revenues from the UK networks business which was sold in 2002.

     Gross margin (operating revenue less energy purchased for resale, fuel consumed and delivery costs) increased $41 million, or 2%, to $1.9 billion in 2002. The gross margin increase reflected higher margins in the North America Energy segment, driven by commercial/industrial retail operations, partially offset by a decline in the International Energy segment due primarily to lower wholesale margins. Consolidated revenues and gross margins in 2002 were negatively impacted by a $142 million net effect of mark-to-market valuations of trading positions, compared to a positive impact of $47 million in 2001.

     Operation and maintenance expense increased $106 million, or 15%, to $810 million in 2002. The increase was driven by the North America Energy segment, reflecting higher bad debt expense and costs of retail operations and expansion of wholesale trading activities in connection with deregulation of the Texas electricity market.

     Other operating expenses decreased $72 million, or 15%, to $422 million in 2002, primarily reflecting a $55 million impact from the discontinuance of goodwill amortization pursuant to the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets". Lower expenses also reflected reduced depreciation expense in the International Energy segment due to the sale of the UK networks business and generation plant dispositions in the latter part of 2001.

     Operating income increased $7 million, or 1%, to $677 million in 2002, reflecting higher gross margin and lower depreciation and amortization expense, including the effect of the discontinuance of goodwill amortization, partially offset by higher operation and maintenance expense discussed above.

     Other income (deductions)- net reflected a deduction of $17 million in 2002 compared to a deduction of $3 million in 2001. The change was due primarily to a gain of $9 million in the 2001 period on the sale of gas properties in the International Energy segment. This line item includes equity losses in the telecommunications joint venture ($11.6 million in 2002 and $13.8 million in 2001).

     Interest income declined $25 million, or 68%, to $12 million in 2002, due largely to lower restricted cash balances in Europe, the recovery of under-collected fuel revenue on which interest income had been accrued under regulation, and lower interest rates.

     Interest expense and other charges decreased $113 million, or 28%, to $297 million in 2002, reflecting lower debt levels and lower interest rates.

     The effective income tax rate before the extraordinary loss was 27.5% in 2002 compared to 31.6% in 2001. The change was driven by the effect of the discontinuance of nondeductible goodwill amortization.

     Net income available for common stock increased $54 million, or 28%, to $250 million in 2002. Earnings per share rose $.18, or 24%, to $.94 per share in 2002. Results for 2002 included an extraordinary loss of $17 million (net of income tax benefit of $9 million), or $.07 per share, related to the reacquisition of debt. Earnings per share in 2002 benefited by approximately $.20 from the discontinuance of goodwill amortization. Earnings per share growth in 2002 was hampered by a $.03 per share impact from a 3.1% increase in average shares outstanding. Net income growth reflected increases in the North America Energy and Energy Delivery segments partially offset by decline in the International Energy segment. These performances are discussed below under Segments.

ENERGY TRADING ACTIVITIES

     The table below summarizes the changes in energy trading assets and liabilities for the period ended March 31, 2002. The net change, excluding "other activity" as described below, of $142 million represents the net unfavorable effect of mark-to-market accounting on earnings for the three months ended March 31, 2002 (in millions).

     Balance of net trading assets/(liabilities) at December 31, 2001 ............... $ 409

     Settlements of positions included in the opening balance (1) ...................  (112)

     Unrealized mark-to-market valuations of positions held at period-end (2) .......   (30)

     Other activity (3) .............................................................    25
                                                                                      -----

     Balance of net trading assets/(liabilities) at March 31, 2002 .................. $ 292
                                                                                      =====



(1) Represents unrealized mark-to-market valuations of these positions recognized in earnings as of December 31, 2001.

(2) Includes unrealized gains of $13 million associated with large commercial and industrial retail sales contracts, recognized upon origination in accordance with SFAS No. 133. There were no significant changes in fair value attributable to changes in valuation techniques.

(3) Includes initial values of positions assumed in acquisitions or involving the receipt or payment of cash, such as option premiums, and amortization of such positions originating in prior periods. This activity has no effect on unrealized mark-to-market valuations.

     The above table includes all commodity contracts that are marked to market in net income, for both trading and non-trading purposes.

     Of the net trading asset balance above at March 31, 2002, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years' earnings is $369 million. The remaining ($77 million) of the March 31, 2002 balance consists of the initial values, net of amortization, of positions assumed in acquisitions or involving the receipt or payment of cash, including option premiums. The following table presents the unrealized mark-to-market balance at March 31, 2002 scheduled by contractual settlement dates of the underlying positions (in millions).

                                            Maturity dates of unrealized net mark-to-market balances at March 31, 2002
                                            --------------------------------------------------------------------------
                                            Maturity                                         Maturity in
                                            less than     Maturity of     Maturity of         Excess of
    Source of fair value                     1 year        1-3 years       4-5 years           5 years          Total
    --------------------                    ---------     -----------     -----------        -----------        -----
    Prices actively quoted ...............    $  40           $(19)           $ -                 $ -            $ 21
    Prices provided by other
        external sources .................      139             96             30                   7             272
    Prices based on models ...............       15             26             13                  22              76
                                              -----           ----            ---                 ---            ----
    Total ................................    $ 194           $103            $43                 $29            $369
                                              =====           ====            ===                 ===            ====
    Percentage of total ..................       52%            28%            12%                  8%            100%

     As the above table indicates, approximately 80% of the unrealized mark-to-market valuations at March 31, 2002 mature within three years. This is reflective of the terms of the positions and the conservative methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available through 2004 in the US and in certain European markets through 2011. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter (OTC) broker quotes are available. OTC quotes for natural gas and power generally extend through 2010 and 2008, respectively, in the US, and 2011 in Europe. This category also includes values of large commercial and industrial retail sales contracts. The "prices based on models" category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled by TXU Corp. as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

SEGMENTS

North America Energy
--------------------

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                  -------------------
                                                                                   2002         2001*
                                                                                  ------       ------
                                                                                  Millions of Dollars
Operating revenues ............................................................   $3,503       $4,117
                                                                                  ------       ------
Operating expenses
      Energy purchased for resale, fuel consumed and delivery costs ...........    2,650        3,561
      Operation and maintenance ...............................................      358          208
      Depreciation and amortization ...........................................      114          101
      Taxes other than income .................................................       59           27
                                                                                  ------       ------
            Total operating expenses ..........................................    3,181        3,897
                                                                                  ------       ------

Operating income ..............................................................      322          220

Other income (deductions) - net ...............................................       (1)          (1)
                                                                                  ------       ------

Income before interest, other charges, and income taxes .......................      321          219

Interest income ...............................................................       14           22

Interest expense and other charges ............................................       69           69
                                                                                  ------       ------

Income before income taxes ....................................................      266          172

Income tax expense ............................................................       86           50
                                                                                  ------       ------
Net income ....................................................................   $  180       $  122
                                                                                  ======       ======

-----------------
     * The North America Energy segment was created as a result of the deregulation of the electric utility industry in Texas, which became effective January 1, 2002. The North America Energy segment includes the generation and certain retail operations of US Holdings, the energy trading business and unregulated commercial/industrial retail gas operations of TXU Gas Company and other energy related business of TXU Corp., which were transferred to the North America Energy segment effective January 1, 2002.

     Prior period data is included above for the purpose of providing historical financial information about the North America Energy segment after giving effect to the US Electric restructuring transactions and allocations described in the Notes to Financial Statements. Had the North America Energy segment existed as a separate segment, its results of operations and financial position could have differed materially from those reflected above. Additionally, future results of the North America Energy segment's operations and financial position could differ materially from the historical information presented.

Segment Highlights

                                                                              Three Months Ended
                                                                                   March 31,
                                                                            ---------------------
                                                                              2002         2001*
                                                                            --------     --------
Operating Statistics:
Retail sales volumes:
      Electric (gigawatt-hours - GWh) .....................................   22,386       23,256
      Large commercial and industrial gas (billion cubic feet - Bcf) ......       50           66

Wholesale energy sales volumes (physically settled):
      Electric (GWh) ......................................................   40,884        6,529
      Gas (Bcf) ...........................................................      159          208

Customers (end of period and in thousands):
      Electric ............................................................    2,756        2,689
      Gas .................................................................        3            4
                                                                            --------     --------
            Total customers ...............................................    2,759        2,693

 Physical and financial wholesale trades
      Electric  (GWh) .....................................................  582,717       14,976
      Gas (Bcf) ...........................................................    4,613        1,341

Operating revenues (million of dollars):
Electric:
      Residential ......................................................... $    689     $    765
      Commercial and industrial ...........................................    1,021          910
      Other ...............................................................        7           93
                                                                            --------     --------
            Total electric ................................................    1,717        1,768
Large commercial and industrial gas .......................................      207          506
Wholesale energy sales (gas and electric) .................................    1,570        1,764
Other revenues ............................................................        9           79
                                                                            --------     --------
            Total operating revenues ...................................... $  3,503     $  4,117
                                                                            ========     ========

Weather (average for service area)
      Percent of normal:
            Cooling degree days ...........................................       94%          18%
            Heating degree days ...........................................      101%         109%

--------------------------
*See footnote on previous page.

     Effective January 1, 2002, TXU Energy incurs an electricity delivery fee charged by Oncor, which TXU Energy passes on to its customers. This fee is reflected in TXU Energy's revenues and cost of energy for the three months ended March 31, 2002. For comparability purposes, affiliated electricity delivery fees have been included in TXU Energy's revenues and cost of energy for the three months ended March 31, 2001. TXU Energy's gross margin is not affected by the inclusion of the electricity delivery fees.

     The North America Energy segment's operating revenues decreased $614 million, or 15%, in 2002. Retail natural gas revenues from large commercial and industrial customers declined $299 million, or 59%, on both lower prices and volumes. Retail gas sales volumes declined 24% as certain geographical markets were exited. Retail electricity revenues declined $51 million, or 3%, on a 3.7% decline in overall volumes, which reflected the opening of the Texas market to competition. Wholesale sales of gas and electricity declined $194 million, or 11%, as lower gas prices and volumes traded were partially offset by increased electricity volumes traded.

     Gross margin increased $297 million, or 53%, to $853 million in 2002. This growth was due primarily to higher average prices in the electric commercial/industrial retail business and low fuel costs in generation operations in the early part of the quarter. As competition intensifies in the Texas deregulated market, gross margins may come under increasing pressure. Revenues and gross margins in 2002 were negatively impacted by a $146 million net effect of mark-to-market valuations of commodity positions, compared to a positive impact of $17 million in 2001.

     Net income for the segment increased $58 million, or 48%, to $180 million in 2002. The improvement was driven by the higher gross margin, partially offset by growth in operating expenses. Higher operation and maintenance (O&M) expense reflected increased bad debt expense ($66 million) and increased staffing and other administrative and marketing costs ($57 million) related to the development of retail sales operations and expansion of trading activities, all reflective of the opening of the Texas electricity market to competition. Increased depreciation and amortization expense was primarily due to expansion of administrative facilities and investments in computer systems. Taxes other than income rose due to state gross receipts taxes that were reported in the Energy Delivery segment in 2001. Interest income declined $8 million due to the recovery of undercollected fuel revenue, on which interest income had been accrued under regulation. The effective income tax rate increased to 32.3% in 2002 from 29.1% in 2001, due to, among other items, the discontinuance of amortization of excess deferred taxes related to deregulation and higher state income taxes.

North America Energy Delivery
-----------------------------

                                                                   Three Months Ended
                                                                        March 31,
                                                                   -------------------
                                                                    2002         2001*
                                                                   ------       ------
                                                                   Millions of Dollars
Operating revenues ..............................................  $  838       $1,160
                                                                   ------       ------
Operating expenses
      Gas purchased for resale ..................................     181          495
      Operation and maintenance .................................     240          252
      Depreciation and amortization .............................      79           78
      Taxes other than income ...................................     114          146
                                                                   ------       ------
            Total operating expenses ............................     614          971
                                                                   ------       ------

Operating income ................................................     224          189

Other income (deductions) - net .................................      (3)           1
                                                                   ------       ------

Income before interest, other charges, and income taxes .........     221          190
                                                                   ------       ------

Interest income .................................................      11            4

Interest expense and other charges ..............................      80           93
                                                                   ------       ------

Income before income taxes ......................................     152          101

Income tax expense ..............................................      51           35
                                                                   ------       ------

Net income ......................................................  $  101       $   66
                                                                   ======       ======

------------------------
     *The North America Energy Delivery segment was created as a result of the deregulation of the electric utility industry in Texas, which became effective January 1, 2002. The North America Energy Delivery segment includes the electric transmission and distribution business of US Holdings and the natural gas pipeline and distribution operations of TXU Gas.

     Prior period data is included above for the purpose of providing historical financial information about the North America Energy Delivery segment after giving effect to the US Electric restructuring transactions and allocations described in the Notes to Financial Statements. Had the North America Energy Delivery segment existed as a separate segment, its results of operations and financial position could have differed materially from those reflected above. Additionally, future results of the North America Energy Delivery segment's operations and financial position could differ materially from the historical information presented.

Segment Highlights

                                                                     Three Months Ended
                                                                          March 31,
                                                                    --------------------
                                                                      2002        2001*
                                                                    --------    --------
Operating Statistics:
Electric energy delivered (GWh) ...................................   23,909      23,239
                                                                    ========    ========
Gas distribution (Bcf):
      Residential .................................................       41          46
      Commercial ..................................................       22          25
      Industrial and electric generation ..........................        3           3
                                                                    --------    --------
           Total gas sales ........................................       66          74
                                                                    ========    ========
Pipeline transportation (Bcf) .....................................      166         158
                                                                    ========    ========
Gas distribution customers and electric points of delivery
  (end of period and in thousands):
     Gas distribution customers ...................................    1,459       1,444
     Electric points of delivery ..................................    2,955       2,805

Operating revenues (million of dollars):

Electric delivery:
     North America Energy ......................................... $    416    $    476
     Non-affiliated ...............................................       78           -
                                                                    --------    --------
           Total electric energy delivery .........................      494         476
                                                                    --------    --------
Gas distribution:
     Residential ..................................................      223         420
     Commercial ...................................................       98         215
     Industrial and electric generation ...........................        8          26
                                                                    --------    --------
           Total gas ..............................................      329         661
Pipeline transportation ...........................................       33          38
Other revenues, net of eliminations ...............................      (18)        (15)
                                                                    --------    --------
           Total gas and pipeline transportation ..................      344         684
                                                                    --------    --------
           Total operating revenues ............................... $    838    $  1,160
                                                                    ========    ========

--------------------------
*See footnote on previous page.

     Operating revenues for the Energy Delivery segment decreased $322 million, or 28%, to $838 million in 2002. Natural gas distribution revenues declined $340 million, or 50%, reflecting lower gas costs and sales volumes due to milder winter weather. Gas sales volumes declined 11%. Electric transmission and distribution (T&D) revenue rose $18 million, or 4%, on a 3% increase in volumes delivered.

     Gross margin in the gas distribution business decreased $26 million, or 14%, in 2002. Gross margin for the segment relates only to the gas distribution business. The electric T&D operation does not buy and sell electricity; its revenues consist primarily of T&D fees. The decline in gross margin was primarily due to lower revenue related to taxes billed to customers (such taxes payable are reported in operating expenses) and the effect of reduced sales volumes, partially offset by rate increases.

     Net income increased by $35 million, or 53%, to $101 million in 2002. This performance reflected increased net income of $47 million in the electric T&D business offset by a decline of $11 million in the gas distribution business. The improvement in electric T&D operations was driven by the effect of state gross receipts taxes that are reflected in the North America Energy segment effective 2002, interest income on regulatory-related assets charged to the North America Energy segment effective 2002 and reduced interest expense due to lower average debt balances and rates. The decline in net income in the gas distribution business was driven by the lower gross margin, partially offset by reductions in several expense categories, including bad debts, goodwill amortization and revenue related taxes. The segment's effective tax rate was 33.5% in 2002 and 34.7% in 2001. The decline was due primarily to the discontinuance of nondeductible goodwill amortization.

International Energy
--------------------

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            ---------------------
                                                                              2002         2001
                                                                            --------     --------
                                                                             Millions of Dollars
Operating revenues .......................................................  $  4,153     $  3,545
                                                                            --------     --------
Operating expenses
      Energy purchased for resale, fuel consumed and delivery costs ......     3,738        2,897
      Operation and maintenance ..........................................       218          232
      Depreciation and amortization ......................................        40           80
      Goodwill amortization ..............................................         -           50
                                                                            --------     --------
            Total operating expenses .....................................     3,996        3,259
                                                                            --------     --------

Operating income .........................................................       157          286

Other income (deductions) - net ..........................................        (5)           3
                                                                            --------     --------

Income before interest and income taxes ..................................       152          289

Interest income ..........................................................         6           18

Interest expense and other charges .......................................       112          191
                                                                            --------     --------

Income before income taxes ...............................................        46          116

Income tax expense (benefit) .............................................        (3)          41
                                                                            --------     --------

Net income ...............................................................  $     49     $     75
                                                                            ========     ========

Segment Highlights

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            ---------------------
                                                                              2002         2001
                                                                            --------     --------
Operating Statistics:
Retail sales volumes:
    Electric (GWh) .......................................................    16,202       14,434
    Gas (Bcf) ............................................................        72           77

Wholesale energy sales (physically settled):
    Electric (GWh) .......................................................    37,657       20,124
    Gas (Bcf) ............................................................       476          391

Retail Customers (end of period and in thousands):
    Electric .............................................................     4,913        5,005
    Gas ..................................................................     2,045        1,645

Physical and financial wholesale energy trades:
    Electric (GWh) .......................................................   245,396      333,252
    Gas (Bcf) ............................................................     1,101        1,380

Revenues (millions of dollars):
    Electric .............................................................  $  1,062     $  1,022
    Gas ..................................................................       342          301
    Wholesale energy sales ...............................................     2,446        1,840
    Intra-segment eliminations and other .................................       303          382
                                                                            --------     --------

       Total .............................................................  $  4,153     $  3,545
                                                                            ========     ========

                                       24

     The International Energy segment's operating revenues increased $608 million, or 17%, to $4.2 billion in 2002. Europe's revenue rose $576 million, or 17%, primarily due to increased wholesale energy trading in Continental Europe. Acquisitions of the UK gas retailing arm of Amerada Hess in the 2002 quarter and the Ares retail energy business in Germany in mid 2001 contributed $172 million to the growth in revenues, which was partially offset by a $38 million effect of the sale of the UK networks business in 2002. Revenues in Australia increased $32 million, or 18%.

     The International Energy segment's gross margin fell $233 million, or 36%, to $415 million in 2002. Europe's gross margin fell $294 million, or 52%. The decrease was driven by the UK wholesale operations, as mild winter weather resulted in lower price levels and volatility. Wholesale electricity prices declined 15%, and natural gas prices fell 32%. This pricing environment negatively impacted wholesale results, as the portfolio positions anticipated the normal increase in prices during winter. Portfolio positions for the balance of the year are expected to benefit from lower prices. Gross margin was also negatively impacted by a $95 million effect of the sale of the UK networks business. Europe's revenues and gross margins were negatively impacted by a $23 million net effect of mark-to-market valuations of trading positions, compared to a positive impact of $31 million in 2001. Australia's gross margin rose $61 million, or 77%, reflecting higher retail pricing, the favorable impact of wholesale price movements on portfolio positions and the cancellation of a contract by the customer. Australia had a $27 million positive net effect of mark-to-market valuations in 2002, compared to a negligible effect in 2001.

     Net income for the International Energy segment declined $26 million, or 35%, to $49 million. Excluding the results of the disposed UK networks business from both periods, net income was about even. These results reflected a decline in Europe offset by an improvement in Australia. Excluding the UK networks business, Europe posted a net loss of $19 million in 2002, compared to net income of $32 million in 2001. Australia posted net income of $59 million, compared to net income of $8 million in 2001. Europe's results were driven by the decline in gross margin, partially offset by lower interest expense ($75 million) and the discontinuance of goodwill amortization ($45 million). The decline in interest expense was due to debt reduction from the sale last year of generating plants and the sale in January 2002 of the networks business. Australia's results were driven by the higher gross margin. The effective tax rate for the International Energy segment was slightly negative in 2002 compared to 35.3% in 2001, reflecting the discontinuance of nondeductible goodwill amortization and the shift in the mix of income to Australia, which benefits from foreign tax credits and other foreign permanent differences in Australia.

Comprehensive Income
--------------------

     The losses from currency translation adjustments for both periods reflect the movement in exchange rates between the US dollar and the UK pound sterling and the Australian dollar.

     TXU Corp. has historically used, and will continue to use, derivatives that are effective in offsetting future cash flow volatility in interest rates, currency exchange rates and energy commodity prices. The fair value of derivatives that are effective as cash flow hedges are recorded as derivative assets or liabilities with an offset in other comprehensive income. During the first quarter of 2002, positive changes in the fair value of effective cash flow hedges in Europe were offset by changes in North America.

     The amounts included in other comprehensive income reflect the value of the cash flow hedges, based on current market conditions, to be used in the future to offset the impact on related payments of expected changes in prices. The effects of the hedge will be recorded in the statement of income as the related transaction is actually settled.

FINANCIAL CONDITION

Liquidity and Capital Resources

     For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Corp.'s 2001 Form 10-K. No significant changes or events that might affect the financial condition of TXU Corp. have occurred subsequent to year-end other than as disclosed herein.

     Cash Flows -- Cash flows provided by operating activities for the first quarter of 2002 were $144 million compared to $358 million for 2001. The decrease in 2002 of $214 million, or 60%, was primarily driven by the change in operating assets and liabilities, which reflect an increase of accounts receivable in 2002 due to the temporary impact of transitional issues regarding customer switching and billing with the opening of the Texas electricity market to competition.

     Cash flows provided from investing activities for 2002 totaled $629 million compared to $476 million used for investing activities in 2001. Acquisitions in 2002, primarily Amerada Hess in the UK, were $167 million, compared to $217 million in 2001, which was primarily the Stadtwerke Kiel acquisition in Germany. Proceeds from the sale of assets (the UK networks business, the final payment from a UK generating plant sold in 2001 and the sale of TXU Corp's headquarters building in Texas) were $1.146 billion in 2002 compared with $141 million in 2001. Capital expenditures were $313 million for 2002, compared with $319 million for 2001.

     Cash flows used in financing activities for 2002 were $1.4 billion, primarily reflecting the repayment of debt in Europe with the proceeds from the sale of assets. Retirements and repurchases of debt securities totaled $655 million and issuances totaled $171 million. Premiums paid to retire certain of the debt in the US in conjunction with the unbundling of electric operations resulted in an extraordinary loss of $17 million after-tax. Net redemptions of commercial paper and notes payable to banks totaled $692 million. Cash dividends paid were $164 million and $160 million for 2002 and 2001, respectively. An additional $1.1 billion of debt in the UK was assumed by the purchaser of the UK networks business.

     On January 18, 2002, TXU Europe completed the sale of its UK networks business and its 50% interest in 24seven to London Electricity Group plc (LE Group) for $1.9 billion, consisting of a cash payment of $801 million (used to repay debt) and the assumption by LE Group of $1.1 billion aggregate principal amount of debt.

     On April 25, 2002, US Holdings completed the sale of its Handley and Mountain Creek steam electric generating plants in the Dallas-Ft. Worth area for $443 million in cash. The transaction includes a tolling agreement for TXU Energy Trading to purchase power during summer months for the next five years. A pretax gain on the sale of $146 million will be deferred and recognized over the five years.

     Capitalization -- External funds of a permanent or long-term nature are obtained through the issuance of common stock, preference and preferred stock, trust securities and long-term debt by TXU Corp. and subsidiaries. The capitalization ratios of TXU Corp. at March 31, 2002 consisted of 5.8% equity-linked debt securities, 56.0% all other long-term debt, 2.8% preferred securities of subsidiary trusts, 0.9% preference and preferred stock, and 34.3% common stock equity. This does not reflect $520 million of restricted cash classified as investments on the balance sheet.

     In the first quarter of 2002, TXU Europe sold newly authorized ordinary shares to TXU Corp. for approximately $140 million in cash and an additional $70 million payable later this year.

     At the annual shareholders meeting on May 10, 2002, shareholders voted to amend the Restated Articles of Incorporation, which would allow the board of directors the option to split the common stock of TXU Corp. on or before December 31, 2003.

     Registered Financing Arrangements -- TXU Corp., US Holdings, TXU Gas and other subsidiaries of TXU Corp. may issue and sell additional debt and equity securities as needed, including the possible future issuance and sale: (i) by TXU Corp. of up to an aggregate of $2 billion of common stock, preference stock, equity units, debt securities and/or preferred securities of subsidiary trusts;
(ii) by US Holdings of up to $25 million of Cumulative Preferred Stock and up to an aggregate of $924 million of additional Cumulative Preferred Stock, First Mortgage Bonds, debt securities and/or preferred securities of subsidiary trusts and (iii) by TXU Gas of up to an aggregate of $400 million of debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933.

     In order to finance acquisitions and other investment opportunities, TXU Corp. may issue common equity securities.

     Issuances and Retirements -- During the three months ended March 31, 2002, TXU Corp. issued, redeemed, reacquired or made scheduled principal payments on preference stock, long-term debt and trust securities, as follows:

                                                       Issuances    Retirements
                                                       ---------    -----------

TXU Corp.:
      Long-term debt ...............................     $   -        $   68

US Holdings:
      First mortgage bonds .........................         -           150
      Medium term notes ............................         -            55
      Senior notes .................................         -           123

TXU Europe:
      Revolving Credit Facility (Tranche A) ........       171             -
      Long-term debt ...............................         -            51

TXU Australia:
      Long-term debt ...............................         -           121

All other subsidiaries .............................         -            87
                                                        ------        ------

       Total .......................................    $  171        $  655
                                                        ======        ======

     In January 2002, in connection with TXU Europe's sale of its UK networks business, $1.072 billion of debt ($500 million due 2004, $286 million due 2012 and $286 million due 2025) was assumed by the purchaser, the LE Group, as part of the sale agreement.

     Financing and Liquidity Facilities -- At March 31, 2002, TXU Corp. and its subsidiaries had credit facilities (some of which provide for long-term borrowings) available as follows:

                                                                                        Borrowings Under Facilities at
                                                                                                 March 31, 2002
                                                                                       --------------------------------
                                                                                       Facility
Facility                                     Expiration Date        Borrowers            Limit    Outstanding    Unused
--------                                     ---------------  ----------------------   --------   -----------    ------
US Credit Agreements Facility A (a)(b) ...... April 2002      TXU Corp., US Holdings    $1,400      $    -       $1,400
US Credit Agreements Facility B (a)(b)(c) ... February 2005   TXU Corp., US Holdings     1,400           -          901 (c)
US Credit Facility .......................... June 2002       TXU Corp.                    700         700            -
Revolving Credit Facilities -
  Tranche A (d) ............................. November 2006   TXU Europe                 1,160         750          410
Senior Facility (e) ......................... October 2004    TXU Australia                925         754          171
Commercial Paper Facility (e) ...............      N/A        TXU Australia                126         126            -
Working Capital Facilities (f) ..............      N/A        TXU Australia                 52           -           52

(a) US Holdings' borrowings under both facilities are limited to an aggregate amount outstanding at any one time of $2 billion. US Credit Agreements primarily support commercial paper borrowings of TXU Corp.
(b) In February 2002, TXU Gas was removed as a borrower under these facilities. Short-term liquidity needs of TXU Gas are expected to be funded through advances from affiliates.
(c) As of March 31, 2002, letters of credit outstanding under this agreement totaled $499 million, which effectively reduces the unused capacity by that amount.
(d) As of March 31, 2002, the outstanding borrowings under the Revolving Credit Facility and the associated interest rates are as follows: Tranche A -
     (euro)564 million ($500 million) at 3.96% per annum, 700 million Norwegian kroner (NOK) ($78 million) at 7.21% per annum, and (pound)120 million ($171 million) at 4.69%, all classified as long-term debt.
(e) During the first quarter of 2002, TXU Australia repaid $121 million of its Senior Facility with proceeds received from the issuance of commercial paper under its new Commercial Paper Facility. The Subordinated Acquisition Facility at December 2001 was repaid and cancelled on March 26, 2002 and replaced with a Subordinated Loan from TXU Corp.
(f) During the first quarter of 2002, $32 million previously drawn under the Working Capital Facilities was repaid.

     In April 2002, US Holdings, Oncor and TXU Energy entered into a joint $1.0 billion 364-day revolving credit facility with a group of banks that terminates April 22, 2003. Up to $1.0 billion of letters of credit may be issued under the facility. In May 2002, TXU Corp. entered into a $500 million 3-year revolving credit facility with a group of banks that terminates May 1, 2005. These facilities replaced the TXU Corp. and US Holdings $1.4 billion 364-day credit facility (Facility A above). These facilities will be used for working capital and general corporate purposes.

     During the second quarter of 2002, each of TXU Energy and Oncor expect to begin selling commercial paper to fund their short-term liquidity requirements. The new commercial paper programs will allow TXU Energy and Oncor to sell up to $2.4 billion and $1.0 billion of commercial paper, respectively. The existing TXU Corp. commercial paper program will be discontinued once the TXU Energy and Oncor commercial paper programs have been established and outstanding TXU Corp. commercial paper has been repaid. After its commercial paper program is discontinued, TXU Corp. expects to borrow under its 3-year credit facility to fund its working capital needs.

     The new credit facilities discussed above and the existing 5-year $1.4 billion credit facility (Facility B above) will provide back-up for outstanding commercial paper under the TXU Energy and Oncor programs and the TXU Corp. program until it is discontinued. TXU Corp., TXU Energy and Oncor do not expect to sell commercial paper that, in the aggregate, is in excess of aggregate available capacity under the back-up credit facilities.

     During 2002, TXU Corp. and its subsidiaries will have financing needs to fund ongoing working capital requirements and maturities of long-term debt and to refinance bridge facilities entered into in connection with the financial restructuring of US Holdings in 2001. TXU Corp. and its subsidiaries have funded or intend to fund these financing needs through the issuance of long-term debt or other securities. Other sources of funding include proceeds from asset sales, issuance of commercial paper, bank borrowings, and loans from other subsidiaries. If these options become unavailable for any reason, TXU Corp. and its subsidiaries could borrow under their credit facilities. During 2002, TXU Corp. may repurchase certain debt securities classified as long term as of March 31, 2002. Such classification is based on TXU Corp.'s ability and intent to fund such repurchases through issuances of long-term debt.

     On May 6, 2002, Oncor issued $1.2 billion aggregate principal amount of Senior Secured Notes in two series in a private placement. One series of $700 million is due May 1, 2012 and bears an interest rate of 6.375%, and the other series of $500 million is due May 1, 2032 and bears an interest rate of 7.0%. Each series is secured by Oncor first mortgage bonds. Proceeds from the issuance were used by Oncor to repay advances from US Holdings. US Holdings used the repayments of advances from Oncor to repay advances from TXU Energy and TXU Corp. TXU Energy used the repayments to redeem $865 million of the floating rate debentures due May 20, 2003. TXU Corp. used the repayments to repay $335 million of short-term borrowings.

     See Notes 3 and 5 to Financial Statements for further details concerning financing arrangements, and trust securities.

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

     In order to borrow under the 3-year credit facility, TXU Corp. must be in compliance with the applicable covenants, including financial covenants, and certain other conditions. In order for TXU Corp. or US Holdings to borrow under the 5-year credit facility, both must be in compliance with the applicable covenants, including financial covenants applicable to TXU Corp., and certain other conditions. In the case of both of these facilities, the financial covenants consist of a total debt to capitalization ratio and a fixed charge coverage ratio. In order for US Holdings, TXU Energy or Oncor to borrow under the 364-day credit facility, the relevant borrower must be in compliance with the covenants applicable to it, including financial covenants, and certain other conditions. The financial covenants consist principally of a total debt to capitalization ratio (applicable to all three borrowers) and a fixed charge coverage ratio (applicable to US Holdings only). In addition, for US Holdings to be able to borrow, certain events of default relating to TXU Energy or Oncor cannot have occurred or be continuing, and, for TXU Energy to borrow, US Holdings must be in compliance with its fixed charge coverage ratio.

     Under all three facilities, incremental borrowings that would increase the outstanding principal amount borrowed would be prohibited if a material adverse change, as defined in the applicable agreements, occurred. Each of TXU Corp., US Holdings, TXU Energy and Oncor are in compliance with the applicable financial covenants as of March 31, 2002 and meet the required conditions and anticipate that they will remain in compliance. In the event that any of TXU Corp., US Holdings, TXU Energy or Oncor were not in compliance with the applicable covenants and other conditions, they may need to pursue alternative sources of funding.

     TXU Corp. and its subsidiaries may also from time to time utilize these short-term facilities to temporarily fund maturities and early redemptions of long-term debt and other securities, as well as its short-term requirements. If TXU Corp and its subsidiaries were unable to access the capital markets to refund these short-term borrowings, additional liquidity sources would be necessary.

     Capital Leases -- On February 14, 2002, TXU Corp. sold its interest in its headquarters building in Dallas, Texas for $145 million, resulting in a deferred gain of $106 million. Simultaneous with the sale of the property, TXU Corp. entered into a twenty-year lease obligation for the property. TXU Corp. recorded a capital lease obligation of $132 million. At the end of the initial twenty-year term of the lease, TXU Corp. has the right, but not the obligation, to renew the lease for three ten-year renewal terms under which rents will be paid based on then-existing market conditions. The gain is being amortized into income over the lease term.

     Sale of Receivables -- TXU Corp., through its subsidiaries, has several facilities to provide financing through sales of customer accounts receivable. All of the facilities continually sell customer accounts receivables or undivided interests therein to financial institutions on an ongoing basis to replace those receivables that have been collected.

     Certain subsidiaries of TXU Corp. sell customer accounts receivable to a wholly-owned bankruptcy remote subsidiary of TXU Corp. (TXU Receivables Company) which sells undivided interests in accounts receivable it purchases to financial institutions. As of January 1, 2002, the facility includes TXU Energy Retail Company LP, TXU SESCO Energy Services Company, Oncor and TXU Gas as qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of March 31, 2002, subsidiaries of TXU Corp. had sold $1.185 billion face amount of receivables to TXU Receivables Company under the program in exchange for cash of $600 million and $580 million in subordinated notes, with $5 million representing costs of the program. Annualized costs of the program approximated 3.7% of the cash proceeds from the receivables sales. The subordinated notes receivable from TXU Receivables Company are included in accounts receivable in the consolidated balance sheet.

     At March 31, 2002, (pound)260 million ($370 million) face amount of TXU Europe's receivables were sold under an accounts receivable program with a commercial bank. In addition, (pound)40 million ($57 million) of future receivables collateralized additional borrowings reflected as other short-term loans on the balance sheet. The short-term loan amounts bear interest at an annual rate, which was 4.07% at March 31, 2002, based on commercial paper rates plus a margin.

     Regulatory Asset Securitization -- The regulatory settlement plan filed with the Commission, if approved, would provide for Oncor to receive a financing order authorizing it to issue securitization bonds in the aggregate amount of $1.3 billion to monetize and recover generation-related regulatory assets. The settlement plan provides that there will be an initial issuance of securitization bonds in the amount of up to $500 million upon approval of the settlement followed by a second issuance for the remainder after 2003.

     Equity -- TXU Corp. or its predecessor have declared common stock dividends payable in cash in each year since incorporation in 1945. The Board of Directors of TXU Corp., at its May 2002 meeting, declared a quarterly dividend of $0.60 a share, payable July 1, 2002 to shareholders of record on June 7, 2002. Future dividends may vary depending upon TXU Corp.'s profit levels and capital requirements as well as financial and other conditions existing at the time.

CONTINGENCIES

     See Note 7 to financial statements for discussion of contingencies.

REGULATION AND RATES

     US -- TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. During the first quarter of 2002, rate cases supporting $55.5 million in annualized revenue increases have been filed in 147 cities. In addition, TXU Gas filed gas cost reconciliations covering periods between November 1997 and June 30, 2001 seeking to recover $29.3 million of under-recovered gas costs.

     On December 31, 2001, US Holdings filed a settlement plan with the Commission that, if approved, will resolve all major pending issues related to US Holdings' transition to competition and will supersede certain ongoing proceedings that are related to the 1999 Restructuring Legislation. The settlement plan has the endorsement of the major customer groups in the State of Texas. Parties to the settlement include the Commission staff, the Office of Public Utility Counsel, the coalition of cities served by Oncor, Texas Industrial Energy Consumers, Texas Retailers Association, and a new retail electric provider for the state. The settlement does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related possible fuel adjustments. TXU Corp. recorded the effects of the settlement plan at December 31, 2001. The settlement plan must be approved by the Commission, which has held hearings, has received briefs and has requested additional supporting evidence from the parties. The hearings are currently scheduled to continue on May 30, 2002. TXU Corp. is unable to predict the outcome of these proceedings. For additional discussion of the settlement plan and related items, see Note 4 to Financial Statements in the TXU Corp. 2001 Form 10-K.

     On April 23, 2002, TXU Energy filed a request with the Commission to increase the fuel factor component of its price-to-beat rates. The request, if approved, would increase price-to-beat rates for residential and small commercial customers by an average of 5%. Under a Commission rule, affiliated REPs of utilities are allowed to petition the Commission for an increase in the fuel factor component of its price-to-beat rates if an average of natural gas futures prices increase more than 4% from the level used to set the previous price-to-beat fuel factor rate. An evidentiary hearing on TXU Energy's request was held before an administrative law judge on May 9, 2002. Commission action has not been scheduled on TXU Energy's request. The Commission must act on the application within 45 days unless the Commission finds good cause to extend its decision beyond that time period. TXU Energy is unable to predict the outcome of this proceeding.

     Europe -- Although the electricity and gas markets in the UK are now fully open to competition, there were certain price restrictions on rates that could be charged and other price restrictions for electricity supply businesses. These restrictions, which affected TXU Europe's electricity supply business, were removed in April 2002. TXU Europe's natural gas supply business is not subject to price regulation.

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

FORWARD-LOOKING STATEMENTS

     This report and other presentations made by TXU Corp. contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Corp. believes that in making such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Corp.'s 2001 Form 10-K, as well as general industry trends; implementation of the Texas electricity deregulation legislation and other legislation; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; and access to adequate transmission facilities to meet changing demands, among others, that could cause the actual results of TXU Corp. to differ materially from those projected in such forward-looking statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in TXU Corp.'s 2001 Form 10-K and is therefore not presented herein.

PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits filed as part of Part II are:

          3(a)* Amended and Restated Articles of Incorporation, filed as Exhibit
                4(a) to Registration Statement No. 333-79221.

          3(b)* Articles of Amendment to the Amended and Restated Articles of
                Incorporation of TXU Corp., filed as Exhibit 3 to Form 8-K, filed May 16, 2000, File Number 1-12833.

          3(c)* Restated bylaws of TXU Corp., as amended, filed at Exhibit 4(c) to Registration Statement No. 333-37652.

          4 Sixty-fourth Supplemental Indenture, dated as of May 1, 2002, to the Oncor Mortgage and Deed of Trust, dated December 1, 1983.

          10(a) Amendments to US Facility B, dated as of April 24, 2002.

          10(b) 364 -Day Revolving Credit Agreement, dated as of April 24, 2002, among TXU Energy, Oncor, US Holdings, JP Morgan Chase, as Administrative Agent, and the financial institutions named therein.

          10(c) Three-year Revolving Credit Agreement, dated as of May 1, 2002, among TXU Corp., Citibank, N.A., as administrative agent, and the financial institutions named therein.

          15 Letter From Independent Accountants as to Unaudited Interim Financial Information.

          99 Condensed Statements of Consolidated Income - Twelve Months Ended March 31, 2002.

          -------------------
          *     Incorporated by reference

     (b)  Reports on Form 8-K filed since December 31, 2001:

               Date of Report             Item Reported
               --------------             -------------

               January 16, 2002           Item 5.  Other items

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                              TXU CORP.

                                                     By   /s/ Biggs C. Porter
                                                       -------------------------

                                                            Biggs C. Porter
                                                        Controller and Principal
                                                           Accounting Officer

Date:  May 14, 2002