Form 10-Q
period 2002-06-30
TXU CORP /TX/
filed 2002-08-14
CIK 1023291

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                    -- OR --

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                             ----------------------

                         Commission File Number 1-12833

                                    TXU CORP.

A Texas Corporation                              I.R.S. Employer Identification
                                                        No. 75-2669310

            ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                 (214) 812-4600

                             ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Common Stock outstanding at August 9, 2002: 278,374,601 shares, without par value.

================================================================================

TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I.  FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Statements of Consolidated Income -
                  Three and Six Months Ended June 30, 2002 and 2001....................   1

                  Condensed Statements of Consolidated Comprehensive Income -
                  Three and Six Months Ended June 30, 2002 and 2001....................   2

                  Condensed Statements of Consolidated Cash Flows -
                  Six Months Ended June 30, 2002 and 2001..............................   3

                  Condensed Consolidated Balance Sheets -
                  June 30, 2002 and December 31, 2001..................................   4

                  Notes to Financial Statements........................................   5

                  Independent Accountants' Report......................................  20

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS..............................................  21

       ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............  41

PART II. OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS......................................................  41

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................  42

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ......................................  42

SIGNATURE..............................................................................  44

                                       (i)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           TXU CORP. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                JUNE 30,                   JUNE 30,
                                                                         ----------------------    -------------------------
                                                                            2002        2001           2002         2001
                                                                         ----------   ---------    -----------    ----------
                                                                             MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS
Operating revenues.................................................      $    7,205   $   6,127    $    15,302    $   14,502
                                                                         ----------   ---------    -----------    ----------
Operating expenses
  Energy purchased for resale, fuel consumed and
   delivery costs..................................................           5,385       4,252         11,573        10,759
  Operation and maintenance........................................             857         789          1,667         1,493
  Depreciation and other amortization..............................             232         248            472           505
  Goodwill amortization............................................              --          54             --           109
  Taxes other than income..........................................             179         200            361           382
                                                                         ----------   ---------    -----------    ----------
           Total operating expenses................................           6,653       5,543         14,073        13,248
                                                                         ----------   ---------    -----------    ----------
Operating income...................................................             552         584          1,229         1,254

Other income.......................................................              27          85             38           117

Other deductions...................................................              28          24             56            59

Interest income....................................................              11          36             23            73

Interest expense and other charges
  Interest.........................................................             281         355            564           736
  Distributions on  mandatorily redeemable, preferred
   securities of subsidiary trusts, each holding solely
   junior subordinated debentures of the obligated company:
     TXU Corp. obligated...........................................               7           7             15            15
     Subsidiary obligated..........................................               3          20              5            39
  Preferred stock dividends of subsidiaries........................               4           4              7             7
  Distributions on preferred securities of subsidiary perpetual
     trust of TXU Europe...........................................               3           3              7             7
  Allowance for borrowed funds used during
     construction and capitalized interest.........................              (4)         (7)            (7)          (12)
                                                                         ----------   ---------    -----------    ----------
           Total interest expense and other charges................             294         382            591           792
                                                                         ----------   ---------    -----------    ----------

Income before income taxes and extraordinary items.................             268         299            643           593

Income tax expense.................................................              67          92            170           185
                                                                         ----------   ---------    -----------    ----------
Income before extraordinary items..................................             201         207            473           408

Extraordinary items, net of tax effect.............................              --          --            (17)           --
                                                                         ----------   ---------    -----------    ----------
Net income.........................................................             201         207            456           408

Preference stock dividends.........................................               6           6             11            11
                                                                         ----------   ---------    -----------    ----------

Net income available for common stock..............................      $      195   $     201    $       445    $      397
                                                                         ==========   =========    ===========    ==========

Average shares of common stock outstanding (millions)..............             269         256            267           257

Per share of common stock:
  Basic and diluted earnings
    Income before extraordinary items..............................      $     0.73   $    0.78    $      1.73    $     1.55
     Extraordinary items, net of tax effect........................      $       --   $      --    $     (0.06)   $       --
     Net income available for common stock.........................      $     0.73   $    0.78    $      1.67    $     1.55
  Dividends declared...............................................      $     0.60   $    0.60    $      1.20    $     1.20

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                JUNE 30,                   JUNE 30,
                                                                         ----------------------    -------------------------
                                                                            2002         2001          2002          2001
                                                                         ----------   ---------    -----------    ----------
                                                                                         MILLIONS OF DOLLARS
Net income...................................................            $      201   $     207    $       456    $      408
                                                                         ----------   ---------    -----------    ----------

Other comprehensive income (loss)--
  Net change during period, net of tax effects
   Cumulative foreign currency translation adjustments.......                   280           9            250          (247)
   Investments classified as available for sale:
      Unrealized holding gains (net of tax expense of $24)                       --          --             --            55
      Reclassification  of net  gain  realized  on sale of
       investments to other income (net of tax benefit of
       $21 and $22)..........................................                    --         (50)            --           (52)
   Cash flow hedges:
      Cumulative  transition  adjustment  as of January 1,
       2001 (net of tax benefit of $58)......................                    --          --             --          (132)
      Net change in fair value of derivatives
       (net of tax benefit of $84, $17, $90 and $40)                           (176)        (47)          (175)          (89)
      Amounts realized in earnings during the period
       (net of tax expense of $52, $49, $50 and $52).........                   124         113            117           119
                                                                         ----------   ---------    -----------    ----------
            Total............................................                   228          25            192          (346)
                                                                         ----------   ---------    -----------    ----------

Comprehensive income.........................................            $      429   $     232    $       648    $       62
                                                                         ==========   =========    ===========    ==========

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                            --------------------------
                                                                                               2002           2001
                                                                                            -----------    -----------
                                                                                               MILLIONS OF  DOLLARS
Cash flows - operating activities
  Net income.........................................................................       $       456    $       408
  Adjustments to reconcile net income to cash provided by operating activities:
    Loss on extraordinary items .....................................................                17             --
    Depreciation and amortization ...................................................               534            675
    Deferred income taxes  and investment tax credits - net .........................               (16)           102
    Gains from sale of  assets.......................................................               (13)           (88)
    Net effect of unrealized mark-to-market valuation gains..........................               (10)          (183)
    Equity in losses of affiliates and joint ventures................................                16             24
    Other............................................................................                31             28
  Changes in operating assets and liabilities........................................              (712)          (374)
                                                                                            -----------    -----------
          Cash provided by operating activities......................................               303            592
                                                                                            -----------    -----------

Cash flows - financing activities
  Issuances of securities:
    Long-term debt...................................................................             2,462          1,125
    Common stock.....................................................................               605              1
  Retirements/repurchases of securities:
    Long-term debt...................................................................            (2,390)        (1,386)
    Common stock.....................................................................                --            (44)
  Change in notes payable:
    Commercial paper.................................................................               383            204
    Banks............................................................................            (1,609)          (346)
  Cash dividends paid:
    Common stock.....................................................................              (318)          (309)
    Preference stock.................................................................               (11)           (11)
  Debt premium, discount, financing and reacquisition expenses.......................               (85)           (12)
                                                                                            -----------    -----------
          Cash used in financing activities..........................................              (963)          (778)
                                                                                            -----------    -----------

Cash flows - investing activities
  Capital expenditures...............................................................              (573)          (796)
  Acquisitions of businesses ........................................................              (204)          (217)
  Proceeds from sale of assets.......................................................             1,347            630
  Nuclear fuel ......................................................................               (50)           (11)
  Other..............................................................................                (8)          (118)
                                                                                            -----------    -----------
          Cash provided by (used in) investing activities............................               512           (512)
                                                                                            -----------    -----------

Effect of exchange rates on cash and cash equivalents................................                 2            (45)
                                                                                            -----------    -----------

Net change in cash and cash equivalents..............................................              (146)          (743)

Cash and cash equivalents - beginning balance........................................             1,161          1,039
                                                                                            -----------    -----------

Cash and cash equivalents - ending balance...........................................       $     1,015    $       296
                                                                                            ===========    ===========

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             JUNE 30,
                                                                                               2002        DECEMBER 31,
                                                                                            (UNAUDITED)       2001
                                                                                            -----------    ------------
                                                                                                 MILLIONS OF DOLLARS
                                     ASSETS

Current assets
  Cash and cash equivalents.....................................................            $     1,015    $      1,161
  Accounts receivable...........................................................                  3,487           2,643
  Inventories-- at average cost.................................................                    563             522
  Prepayments...................................................................                    275             370
  Commodity contract assets.....................................................                  1,462           1,680
  Other current assets..........................................................                    229             308
                                                                                            -----------    ------------
       Total current assets....................................................                   7,031           6,684
                                                                                            -----------    ------------
Investments
  Restricted cash...............................................................                    525             520
  Other investments.............................................................                  1,672           1,586
Property, plant and equipment-- net.............................................                 20,864          22,480
Goodwill........................................................................                  7,326           7,247
Regulatory assets-- net.........................................................                  1,729           1,679
Commodity contract assets.......................................................                    915             795
Cash flow hedges and other derivative assets....................................                    352             448
Deferred debits and other assets................................................                    982             881
                                                                                            -----------    ------------

       Total assets............................................................             $    41,396    $     42,320
                                                                                            ===========    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable:
    Commercial paper..........................................................              $     1,124    $        853
    Banks.....................................................................                      914           2,369
  Long-term debt due currently..................................................                  1,295           1,308
  Accounts payable..............................................................                  2,609           2,466
  Commodity contract liabilities................................................                  1,280           1,545
  Other current liabilities.....................................................                  1,599           1,440
                                                                                            -----------    ------------
       Total current liabilities................................................                  8,821           9,981
                                                                                            -----------    ------------

Accumulated deferred income taxes...............................................                  3,428           3,796
Investment tax credits..........................................................                    464             479
Commodity contract liabilities..................................................                    573             521
Cash flow hedges and other derivative liabilities...............................                    500             317
Other deferred credits and noncurrent liabilities...............................                  2,515           2,221
Long-term debt, less amounts due currently......................................                 15,376          16,173

Mandatorily  redeemable,  preferred  securities of subsidiary  trusts, each holding  solely junior subordinated debentures of the obligated company
    TXU Corp. obligated.......................................................                      368             368
    Subsidiary obligated......................................................                      147             147
Preferred securities of subsidiary perpetual trust of TXU Europe................                    150             150
Preferred stock of subsidiaries
    Not subject to mandatory redemption........................................                     190             190
    Subject to mandatory redemption............................................                      21              21

Contingencies (Note 7)

Shareholders' equity (Note 4)...................................................                  8,843           7,956
                                                                                            -----------    ------------

       Total liabilities and shareholders' equity...............................            $    41,396    $     42,320
                                                                                            ===========    ============

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.   BUSINESS

     TXU Corp. is a global energy services company that engages in electricity generation, wholesale energy trading and risk management, retail energy sales, energy delivery, other energy-related services and, through a joint venture, telecommunications services. TXU Corp. is a holding company whose principal United States (US) operations are conducted through TXU US Holdings Company (US Holdings, formerly TXU Electric Company) and TXU Gas Company (TXU Gas). TXU Corp.'s principal international operations are conducted through TXU Europe Limited (TXU Europe) and TXU Australia Holdings Limited Partnership (TXU Australia).

     BUSINESS RESTRUCTURING - Legislation was passed during the 1999 session of the Texas Legislature that restructured the electric utility industry in Texas (1999 Restructuring Legislation). As a result, TXU Corp. restructured certain of its businesses effective January 1, 2002. In order to satisfy its obligations to unbundle its business pursuant to the 1999 Restructuring Legislation and consistent with its business separation plan as approved by the Public Utility Commission of Texas (Commission), as of January 1, 2002, US Holdings transferred:

  . its electric transmission and distribution (T&D) assets to Oncor Electric Delivery Company (Oncor), which is a utility regulated by the Commission and a wholly-owned subsidiary of US Holdings,

  . its electric power generation assets to subsidiaries of TXU Energy Company LLC (TXU Energy), which is the new competitive business and a wholly-owned subsidiary of US Holdings, and

  . its retail customers to a subsidiary retail electric provider (REP) of TXU Energy.

     The T&D assets of TXU SESCO Company, a subsidiary of TXU Corp., also were transferred to Oncor. In addition, as of January 1, 2002, US Holdings acquired the following businesses from within the TXU Corp. system and transferred them to TXU Energy: the REP of TXU SESCO Company; the wholesale trading and risk management operations and the unregulated commercial and industrial retail gas business of TXU Gas; and the energy management services businesses and other affiliates of TXU Corp., including the fuel procurement and coal mining businesses that service the generation operations.

     At December 31, 2001, TXU Corp. had five reportable operating segments as reflected in TXU Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (2001 Form 10-K). Following TXU Corp.'s reorganization as of January 1, 2002, TXU Corp. realigned its operations into three reportable segments: North America Energy, North America Energy Delivery and International Energy. (See Note 8 for further information concerning reportable business segments.)

     BUSINESS ACQUISITIONS AND DISPOSITIONS - On July 1, 2002, TXU Europe acquired a majority interest in Braunschweiger Versorgungs-Aktiengesellschaft
(BVAG), an electricity, gas, heating and water supplier for 210,000 residential, commercial and industrial customers in the German city of Braunschweig. BVAG was a wholly-owned subsidiary of Stadtwerke Braunschweig. TXU Europe acquired 74.9% of BVAG and three minority interest investments for $430 million in cash. Under the terms of the acquisition agreement, Stadtwerke Braunschweig has the right until January 1, 2006 to sell its remaining 25.1% ownership interest in BVAG to TXU Europe for $128 million. In July 2002, TXU Europe sold one of the three minority interests acquired as part of the BVAG acquisition for $28 million. BVAG reported revenues of $277 million for the year ended December 31, 2001.

     On April 24, 2002, TXU Energy acquired a cogeneration and wholesale energy production business in New Jersey for $36 million in cash. The acquisition included a 122 megawatt combined-cycle power production facility and various contracts, including electric supply and gas transportation agreements. This transaction represented TXU Energy's first investment outside of Texas and reflected its strategy of diversifying its portfolio of assets.

     On March 1, 2002, TXU Europe acquired the United Kingdom (UK) energy retail and trading business of Amerada Hess for $168 million in cash. The business includes over 400,000 residential energy and telecommunication accounts, a commercial and industrial natural gas retail operation with 63 billion cubic feet (Bcf) in annual sales volumes and wholesale gas marketing operations. Estimated revenues for the business acquired were $1.3 billion for the year ended December 31, 2001. The process of determining the fair value of assets and liabilities of Amerada Hess has not been completed.

     In January 2002, TXU Europe completed the sale of its UK electricity distribution (networks) business, including its 50% interest in the 24seven joint venture, to London Electricity Group plc (LE Group) for $1.8 billion, consisting of net cash proceeds of $712 million (used to repay debt) and the assumption by LE Group of $1.1 billion aggregate principal amount of debt. TXU Europe recorded a loss on the sale of $125 million ($88 million after-tax), after transaction costs, in the fourth quarter of 2001.

     GENERATION PLANT ACQUISITIONS AND DISPOSITIONS - On May 31, 2002, TXU Energy acquired a 260 megawatt combined-cycle power production facility in northwest Texas through a settlement agreement which dismissed a lawsuit previously filed related to the plant, and included a nominal cash payment. TXU Energy previously purchased all of the electrical output of this plant under a long-term contract.

     On April 25, 2002, TXU Energy completed the sale of its Handley and Mountain Creek generating plants in the Dallas-Fort Worth area with total plant capacity of 2,334 megawatts for $443 million in cash, including the assumption of an above-market tolling agreement with a fair value of $190 million reflected in other liabilities. The tolling agreement provides for TXU Energy to purchase power during summer months for the next five years. A pretax gain on the sale of $146 million, net of the effects of the above-market tolling agreement, was deferred and included in other liabilities, and will be recognized during summer months over the five-year term of the tolling agreement.

2.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The condensed consolidated financial statements of TXU Corp. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and, except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" discussed below, on the same basis as the audited financial statements included in its 2001 Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The results of operations for an interim period may not give a true indication of results for a full year. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and tables in the notes, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

     CHANGES IN ACCOUNTING STANDARDS - SFAS No. 142 became effective for TXU Corp. on January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units, and the discontinuance of goodwill amortization. The amortization of TXU Corp.'s existing goodwill ($220 million annually) ceased effective January 1, 2002.

     In addition, SFAS No. 142 requires completion of a transitional goodwill impairment test within six months from the date of adoption. It establishes a new method of testing goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. TXU Corp. has completed the transitional impairment test, the results of which indicated no impairment of goodwill.

     The table below reflects what reported income before extraordinary items and net income (including basic and diluted earnings per share amounts) would have been in the 2001 periods, exclusive of goodwill amortization expense recognized in those periods compared to the 2002 periods.

                                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                             JUNE 30,                  JUNE 30,
                                                                       --------------------      ---------------------
                                                                          2002       2001          2002        2001
                                                                       ---------   --------      ---------   ---------
                                                                        MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS
Reported income before extraordinary items...........                  $     201   $    207      $     473   $     408
Add back:  goodwill amortization.....................                         --         54             --         109
                                                                       ---------   --------      ---------   ---------
Adjusted income before extraordinary items...........                        201        261            473         517
Extraordinary items, net of tax effect..............                          --         --            (17)         --
                                                                       ---------   --------      ---------   ---------
Adjusted net income..................................                        201        261            456         517
Preference stock dividends...........................                          6          6             11          11
                                                                       ---------   --------      ---------   ---------
Adjusted net income available for common stock.......                  $     195   $    255      $     445   $     506
                                                                       =========   ========      =========   =========

Basic and diluted earnings per share:
Reported income before extraordinary items...........                  $    0.73   $   0.78      $    1.73   $    1.55
Add back:  goodwill amortization.....................                         --       0.21             --        0.42
                                                                       ---------   --------      ---------   ---------
Adjusted income before extraordinary items...........                       0.73       0.99           1.73        1.97
Extraordinary items, net of tax effect...............                         --         --          (0.06)         --
                                                                       ---------   --------      ---------   ---------
Adjusted net income available for common stock.......                  $    0.73   $   0.99      $    1.67   $    1.97
                                                                       =========   ========      =========   =========

     Exclusive of goodwill amortization expense, for the years ended December 31, 2001, 2000 and 1999, net income available for common stock would have been $875 million, $1.109 billion and $1.176 billion, respectively, and earnings per share would have been $3.37, $4.21 and $4.22, respectively.

     SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for TXU Corp. on January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. SFAS No. 143 also requires additional disclosures. TXU Corp. will change its reporting for nuclear decommissioning costs to conform to the new standard, as well as conform its accounting for all other asset retirement obligations to the new standard.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", became effective for TXU Corp. on January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 by TXU Corp. has not affected its financial position or results of operations.

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued in April 2002 and will be effective for TXU Corp. on January 1, 2003. One of the provisions of this statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", whereby any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4 shall be reclassified if it does not meet the criteria of an extraordinary item as defined by Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued in June 2002 and will be effective for TXU Corp. on January 1, 2003. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value.

     In June 2002, the Emerging Issues Task Force (EITF) reached a consensus on certain aspects of Issue 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities", regarding the presentation of trading activities in the statement of income. The new rules require all trading contracts, whether or not physically settled, to be recorded net upon settlement, rather than gross as a sale and cost of sale. TXU Corp. has historically recorded financial contracts net, but has recorded those contracts that provide for physical delivery gross upon settlement. The change will be effective with third quarter 2002 reporting and requires reclassification of prior periods. TXU has not yet determined the amount of the reclassifications; however, implementation of the new rules is expected to result in a significant reduction in TXU Corp.'s operating revenues and energy purchased for resale. The required reclassifications will have no impact on TXU Corp.'s previously reported gross margin, net income or cash provided by operating activities.

     For accounting standards not yet adopted or implemented, TXU Corp. is evaluating the potential impact on its financial position and results of operations.

     EARNINGS PER SHARE - Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the period reported. Diluted earnings per share include the effect of potential issuances of common shares resulting from the assumed exercise of all outstanding stock options and settlement of dilutive forward stock purchase agreements. TXU Corp. has outstanding certain instruments that may be settled with common stock that are considered in computing diluted earnings per share. The number of shares of common stock added to the average shares outstanding for the purpose of calculating diluted earnings per share was 785,108 and 236,935 for the three months ended June 30, 2002 and 2001, respectively, and 607,615 and 215,969 for the six months ended June 30, 2002 and 2001, respectively.

     TXU Corp. also has outstanding certain common stock forward purchase contracts related to the equity-linked debt securities issued in 1998 that will be settled with common stock in August 2002. On August 13, 2002, a remarketing of the debt component of the equity-linked debt securities did not occur as contemplated by its terms. As a result, TXU Corp. will retain and cancel a portion of the associated notes in satisfaction of the holders' obligations under the common stock forward purchase contracts (see Note 3). Assuming this event would have occurred at the beginning of the periods, 7,855,126 and 8,043,588 shares of common stock would have been added to the average shares outstanding for purposes of calculating diluted earnings per share, resulting in diluted earnings per share of $0.72 and $1.65 for the three-month and six-month periods ended June 30, 2002, respectively.

3.   FINANCING ARRANGEMENTS

     CREDIT FACILITIES - At June 30, 2002, TXU Corp. and its subsidiaries had credit facilities (some of which provide for long-term borrowings) available as follows:

                                                                                                 CREDIT FACILITIES AT
                                                                                                    JUNE 30, 2002
                                                                                          ---------------------------------
                                                                                          FACILITY
FACILITY                                     EXPIRATION DATE          BORROWERS            LIMIT     OUTSTANDING  AVAILABLE
--------                                     ---------------   -----------------------    --------   -----------  ---------
364-Day Revolving Credit Facility (a).....   April  2003       US Holdings, TXU
                                                                Energy, Oncor             $  1,000   $        --  $
Revolving Credit Facility B(b)............   February 2005     TXU Corp., US  Holdings       1,400            --
Three-Year Revolving Credit Facility (c)..   May 2005          TXU Corp.                       500           150
                                                                                          --------   -----------
  Total (d)...............................                                                   2,900           150  $   1,087
Credit Facility...........................   August 2002       TXU Corp.                       365           365         --
Revolving Credit Facility -
  Tranche A (e)...........................   November 2006     TXU Europe                    1,226           999        227
Senior Facility...........................   October 2004      TXU Australia                   883           821         62
Commercial Paper Facility.................        N/A          TXU Australia                   123           123         --
Working Capital Facilities ...............        N/A          TXU Australia                    56            --         56

(a) As of June 30, 2002, letters of credit outstanding under this agreement totaled $57 million, which reduced the available capacity by that amount.
(b) In February 2002, TXU Gas was removed as a borrower under this facility. Short-term liquidity needs of TXU Gas are expected to be funded through advances from affiliates. TXU Corp. was removed as a borrower under this facility effective July 31, 2002. As of June 30, 2002, letters of credit outstanding under this agreement totaled $482 million, which reduced the available capacity by that amount.
(c) The $150 million of borrowings outstanding at June 30, 2002 was repaid on July 29, 2002.
(d) Supports commercial paper borrowings. Available balance is net of commercial paper borrowing of $1.124 billion and outstanding letters of credit.
(e) As of June 30, 2002, the outstanding borrowings under the Revolving Credit Facility and the associated interest rates were as follows: (euro)574 million ($569 million) at 4.12% per annum, 700 million Norwegian kroner
     (NOK) ($93 million) at 7.86% per annum, and (pound)220 million ($337 million) at 4.73% per annum, all classified as long-term debt.

     In July 2002, US Holdings entered into a $400 million credit facility that terminates no later than November 30, 2002.

     In May 2002, TXU Corp. entered into a $500 million three-year revolving credit facility with a group of banks that terminates May 1, 2005. This facility will be used for working capital and general corporate purposes.

     In April 2002, US Holdings, TXU Energy and Oncor entered into a joint $1.0 billion 364-day revolving credit facility with a group of banks that terminates April 22, 2003. This facility will be used for working capital and general corporate purposes. Up to $1.0 billion of letters of credit may be issued under the facility. This facility and the $500 million three-year revolving credit facility described above replaced the TXU Corp. and US Holdings $1.4 billion 364-day revolving credit facility that expired in April 2002.

     During the second quarter of 2002, each of TXU Energy and Oncor began selling commercial paper to fund its short-term liquidity requirements. The new commercial paper programs allow TXU Energy and Oncor to sell up to $2.4 billion and $1.0 billion of commercial paper, respectively, limited to an aggregate of $2.4 billion. The new credit facilities discussed above (the $500 million three-year revolving credit facility and the $1.0 billion 364-day revolving credit facility) and the existing $1.4 billion credit facility that expires in 2005 (Revolving Credit Facility B above) provide back-up for outstanding commercial paper under the TXU Energy and Oncor programs. TXU Energy and Oncor do not expect to sell commercial paper that, in the aggregate, is in excess of aggregate available capacity under the back-up credit facilities. TXU Corp. has discontinued its commercial paper program.

     TXU Europe has a Euro term loan facility with a commercial bank available only to fund its investment in the Atro Oyj Nordic joint venture. At June 30, 2002, there was (euro)50 million ($50 million) outstanding under this facility at an annual interest rate based on Euribor of 4.4%.

     LONG-TERM DEBT - TXU Europe also has a (euro)2.0 billion ($2.0 billion) Euro Medium Term Note program, under which TXU Europe may from time to time issue notes in various currencies. As of June 30, 2002, a total of (pound)576 million ($883 million) was outstanding under the program at an average rate of 7.53%.

     On August 8, 2002, Oncor redeemed all its 8.5% First Mortgage Bonds due August 1, 2024 and all its 8.875% First Mortgage Bonds due February 1, 2022, in aggregate principal amounts of $115 million and $112 million, respectively. In July 2002, TXU Energy redeemed at par the remaining $635 million principal amount of its floating rate debentures due May 20, 2003. Oncor and TXU Energy funded the redemptions through the issuance of commercial paper, advances from affiliates and cash from operations.

     In June 2002, TXU Corp. issued 8.8 million equity-linked debt securities (corporate units) with an aggregate stated amount of $440 million. Net proceeds of $427 million were used for working capital and other general corporate purposes, including repayment of commercial paper and to provide advances to subsidiaries. Each of the corporate units initially consists of an unsecured $50 note and a contract to purchase from TXU Corp. its common stock in the future. Quarterly distributions on the corporate units will include interest on the notes at the annual rate of 5.8% and contract adjustment payments payable by TXU Corp. at the annual rate of 2.325%. The contracts require the investors to purchase TXU Corp. common stock based on a range of prices ($51.15 to $62.9145) at the settlement date of May 16, 2006.

     In May 2002, Oncor issued $1.2 billion aggregate principal amount of senior secured notes in two series in a private placement. One series of $700 million is due May 1, 2012 and bears an interest rate of 6.375%, and the other series of $500 million is due May 1, 2032 and bears an interest rate of 7.0%. Each series is initially secured by an equal principal amount of Oncor's first mortgage bonds; however, the lien of those bonds may be released in certain circumstances. Proceeds from the issuance were used by Oncor to repay advances from US Holdings. US Holdings used the repayments from Oncor to repay advances from TXU Energy and TXU Corp. TXU Energy used the repayments to redeem $865 million principal amount of floating rate debentures due May 20, 2003, and TXU Corp. used the repayments to repay $335 million of short-term borrowings.

     Also in May 2002, the Brazos River Authority issued $61 million principal amount of weekly reset floating rate pollution control revenue refunding bonds for TXU Energy to refund a similar principal amount of pollution control revenue bonds.

     During the first quarter of 2002, TXU Corp. redeemed $114 million of senior notes with rates ranging from 5.52% to 10.58% that were originally due from 2002 to 2010, resulting in an extraordinary loss of $17 million (net of income tax benefit of $9 million). Also, TXU Mining redeemed $70 million of its 6.875% senior notes due 2005 and $53 million of its 7.0% senior notes due 2003.

     In January 2002, in connection with TXU Europe's sale of its UK networks business, $1.1 billion of debt ($500 million due 2004, $286 million due 2012 and $286 million due 2025) was assumed by the purchaser.

     In 1998, TXU Corp. issued $700 million of equity-linked debt securities, which consisted of a debt component and common stock forward purchase contracts. The second of two common stock forward purchase contracts will be settled on August 16, 2002, on which date TXU Corp. expects to issue approximately 8.4 million shares of common stock to the holders of these equity-linked securities. TXU Corp. expects to receive approximately $111 million in cash upon settlement of common stock forward purchase contracts. TXU Corp. will retain and cancel approximately $238 million of the 6.5% Series E Notes in satisfaction of the obligations under the common stock forward purchase contracts of holders that did not settle their contracts with cash. Holders of the remaining Series E Notes will have the right to have their Series E Notes repaid on September 3, 2002. Cash received from settlements of common stock forward purchase contracts discussed above is expected to be used to make any such repayments. The Series E Notes which remain outstanding will bear interest at 4.05% per annum from August 16, 2002 through maturity on August 16, 2004.

     As of June 30, 2002, the secured long-term debt of TXU Corp. and its consolidated subsidiaries consisted of $3.3 billion of Oncor's first mortgage bonds and senior secured notes that are secured by a lien on substantially all of Oncor's tangible electric T&D property, and $532 million of various other long-term debt secured by liens on utility plant and other assets in North America and Europe. TXU Corp.'s long-term debt obligations are not guaranteed or secured by affiliates. The credit facilities discussed above and the TXU Corp. 6% notes due 2002 to 2004 ($219 million outstanding at June 30, 2002) contain cross default provisions with a $50 million threshold. A cross default of this magnitude would cause the maturity of outstanding balances under the credit facilities and the notes to be accelerated.

     The terms of certain financing arrangements of TXU Corp. and its consolidated subsidiaries contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. As of June 30, 2002, TXU Corp. and its subsidiaries were in compliance with all such applicable covenants.

     The mortgage of Oncor restricts its payment of dividends to the amount of its retained earnings. Certain other debt instruments and preferred securities of TXU Corp.'s subsidiaries contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At June 30, 2002, there were no restrictions on the payment of dividends under these provisions.

     LEASES - In February 2002, TXU Corp. sold its interest in its headquarters building in Dallas, Texas for $145 million. Simultaneously with the sale of the property, TXU Corp. entered into a twenty-year lease obligation for the property. At the end of the initial twenty-year term of the lease, TXU Corp. has the right, but not the obligation, to renew the lease for three ten-year renewal terms under which rents will be paid based on then-existing market conditions. The sale was treated as a financing.

     SALE OF RECEIVABLES - TXU Corp., through its subsidiaries, has certain facilities to provide financing through customer accounts receivable. All of the facilities continually sell customer accounts receivable or undivided interests therein to financial institutions on an ongoing basis to replace those accounts receivable that have been collected.

     Certain subsidiaries of TXU Corp. sell customer accounts receivable to a wholly-owned bankruptcy remote subsidiary of TXU Corp. (TXU Receivables Company) which sells undivided interests in accounts receivable it purchases to financial institutions. As of January 1, 2002, the facility includes TXU Energy Retail Company LP, TXU SESCO Energy Services Company, Oncor and TXU Gas as qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of

June 30, 2002, TXU Corp. and its subsidiaries had sold $1.248 billion face amount of receivables to TXU Receivables Company under the program in exchange for cash of $600 million and $636 million in subordinated notes, with $12 million of losses on sales for the six months ended June 30, 2002 principally representing the interest on the underlying financing. These losses approximated 4% of the cash proceeds from the receivables sales on an annualized basis. If the program terminates, cash flows to TXU Corp. and its subsidiaries would temporarily stop until the undivided interests of the financial institutions were repurchased. The level of cash flows would normalize in approximately 16 to 31 days. TXU Business Services, a subsidiary of TXU Corp., services the purchased receivables and is paid a market based servicing fee by TXU Receivables Company. The subordinated notes receivable from TXU Receivables Company represent TXU Corp.'s and its subsidiaries' retained interests in the transferred receivables and are recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the subordinated notes, and are included in accounts receivable in the consolidated balance sheet.

     TXU Europe has facilities with a commercial bank whereby certain subsidiaries of TXU Europe may sell an undivided interest in up to (pound)300 million ($460 million) of electricity and gas receivables and borrow up to an aggregate of (pound)175 million ($268 million), collateralized by future receivables, through a short-term note issue agreement. The program has an overall limit of (pound)300 million ($460 million). As of June 30, 2002, TXU Europe had sold (pound)205 million ($314 million) face amount of receivables under the program. In addition, TXU Europe had borrowed (pound)95 million ($146 million), collateralized by future receivables of that amount, which is reflected as notes payable on the balance sheet. For the six months ended June 30, 2002, debt securitization discounts, which are reflected in interest expense, were (pound)5 million ($7 million) and interest on the short-term loans was (pound)1 million ($1 million). The short-term loans bear interest at an annual rate based on commercial paper rates plus a margin, which was 4.35% at June 30, 2002.

4.   SHAREHOLDERS' EQUITY

                                                                                   JUNE 30,
                                                                                     2002        DECEMBER 31,
                                                                                 (UNAUDITED)         2001
                                                                                -------------   --------------
     Shareholders' equity:
       Preference stock..............................................           $         300   $          300
                                                                                -------------   --------------
       Common stock without par value:
          Authorized shares-- 1,000,000,000
          Outstanding shares:  June 30, 2002 -- 278,238,854 and
           December 31, 2001--265,140,087............................                   7,134            6,560
       Retained earnings.............................................                   1,984            1,863
       Accumulated other comprehensive loss..........................                    (575)            (767)
                                                                                -------------   --------------
           Total common stock equity.................................                   8,543            7,656
                                                                                -------------   --------------

           Total shareholders' equity................................           $       8,843   $        7,956
                                                                                =============   ==============

     In June 2002, TXU Corp. issued in a public offering 11.8 million shares of its common stock. Net proceeds of $585 million from the sale were used for working capital and other general corporate purposes, including the repayment of commercial paper and to provide advances to subsidiaries.

     TXU Corp. recorded, as a reduction to common stock equity, the present value of the contract adjustment payments and a portion of the costs, aggregating approximately $37 million, in connection with the issuance of equity-linked debt securities in June 2002. A liability was recorded for the contract adjustment payments and will be reduced as the contract adjustment payments are made. TXU Corp. has the right to defer the contract adjustment payments, but any such election will subject TXU Corp. to restrictions on the payment of dividends on and redemption of outstanding shares of common stock. TXU Corp. has no plans to defer these contract adjustment payments.

     At the annual shareholders' meeting on May 10, 2002, shareholders voted to amend the Restated Articles of Incorporation, which gave the board of directors the ability to split the common stock of TXU Corp. on or before December 31, 2003 if the board of directors so elects.

5.   TRUST SECURITIES

     TXU CORP. OR SUBSIDIARY OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUSTS, EACH HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES (TRUST ASSETS) OF TXU CORP. OR RELATED SUBSIDIARY (TRUST SECURITIES) -- The statutory business trust subsidiaries had Trust Securities and Trust Assets outstanding as follows:

                                               TRUST SECURITIES                         TRUST ASSETS         MATURITY
                               -------------------------------------------------   -----------------------   --------
                                    UNITS (000'S)               AMOUNT                    AMOUNT
                               -----------------------   -----------------------   -----------------------
                               JUNE 30,   DECEMBER 31,   JUNE 30,   DECEMBER 31,   JUNE 30,   DECEMBER 31,
                                 2002        2001          2002        2001          2002         2001
                               --------   ------------   --------   ------------   --------   ------------
TXU CORP.

TXU Corp. Capital I
 (7.25% Series)...........        9,200          9,200   $    223   $        223   $    237   $        237       2029
TXU Corp. Capital II
 (8.7% Series)............        6,000          6,000        145            145        155            155       2034
                                                         --------   ------------   --------   ------------
  Total TXU Corp..........                                    368            368        392            392

TXU GAS

TXU Gas Capital I
 (Floating Rate Trust
  Securities)(a)..........          150            150        147            147        155            155       2028
                                                         --------   ------------   --------   ------------

  Total...................                               $    515   $        515   $    547   $        547
                                                         ========   ============   ========   ============

     (a) Floating rate is determined quarterly based on LIBOR. Related interest rate swaps effectively fix the rates at 6.629% on $100 million and at 6.444% on $50 million to July 1, 2003.

     Each parent company owns the common Trust Securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of such trust's Trust Securities.

6.   REGULATION AND RATES

     On December 31, 2001, US Holdings filed a settlement plan with the Commission, which was approved by the Commission on June 20, 2002. On August 5, 2002, the Commission issued a financing order, pursuant to the settlement plan, authorizing the issuance of securitization bonds. The Commission's approval of the settlement plan is subject to appeal. TXU Corp. is unable to predict when any appeal process related to the Commission's approval of the settlement plan would be concluded or its outcome. If the Commission's approval is upheld, the settlement plan resolves all major pending issues related to US Holdings' transition to competition and will supersede certain ongoing proceedings that are related to the 1999 Restructuring Legislation. The settlement plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related possible fuel adjustments. TXU Corp. recorded the effects of the settlement plan at December 31, 2001, which consisted primarily of adjustments to carrying values of assets and liabilities as of that date affected by the settlement. The projected impact on 2002 and beyond include the effects of settling prior fuel costs, limiting the retail clawback and eliminating the wholesale clawback (discussed in previous disclosures). For additional discussion of the settlement plan and related items, see Note 4 to Financial Statements in TXU Corp.'s 2001 Form 10-K.

     In April 2002, TXU Energy filed a request with the Commission to increase the fuel factor component of its price-to-beat rates. The request, if approved, would increase price-to-beat rates for residential and small commercial customers by approximately 5%. Under Commission rules, affiliated REPs of utilities are allowed to petition the Commission for an increase in the fuel factor component of its price-to-beat rates if the average price of natural gas futures increases more than 4% from the level used to set the previous price-to-beat fuel factor rate. On May 29, 2002, an administrative law judge issued a proposal for decision for consideration by the Commission. TXU Energy is unable to predict the outcome of this proceeding.

7.   COMMITMENTS AND CONTINGENCIES

     POWER PURCHASE CONTRACTS -- US Holdings and TXU Europe have various power purchase contracts requiring the payment of annual capacity fees. Including contracts entered into subsequent to 2001 year-end, future capacity payments under existing agreements are estimated as follows:

                 July 1 through December 31, 2002.......       $   503
                 2003...................................           796
                 2004...................................           654
                 2005...................................           623
                 2006...................................           563
                 Thereafter.............................         1,717
                                                               -------
                          Total capacity payments.......       $ 4,856
                                                               =======

     Commitments under long-term gas purchase contracts and coal contracts at June 30, 2002 were not materially different than those set forth in Note 9 to Financial Statements in TXU Corp.'s 2001 Form 10-K.

     LEGAL PROCEEDINGS -- On November 29, 2001, various subsidiaries of Enron Corporation (Enron) went into Administration (bankruptcy) in the UK. Prior to Enron's going into Administration, TXU Europe Energy Trading (TXUEET) had certain energy purchase and sales contracts with Enron, which had been entered into in the ordinary course of business. The terms of these contracts provided that they terminated automatically upon a party going into Administration. Also, on November 29, 2001 just prior to Enron going into Administration, TXUEET received a notice from Enron purporting to terminate these contracts for cause. TXUEET and the Administrator have had discussions regarding potential claims relating to contract termination; in February 2002 TXUEET applied to the High Court in London for permission to seek a judicial determination regarding contract termination and, in March 2002, Enron filed an action in the High Court relating to interpretation of certain other contractual provisions. For the more expeditious and economic resolution of the issue of the contract termination, TXUEET and Enron agreed in May 2002 to Enron initiating proceedings in the High Court to enable the parties to seek a judicial determination regarding contract termination, which action would supersede the previous actions. In June 2002, Enron initiated such action and asked for a declaration that Enron is entitled to payment of the net present value of the contracts or alternatively the market value of the contracts, both for undetermined amounts, or alternatively, relief from forfeiture of the contracts, for an undetermined amount, or in the further alternative, restitution or relief from forfeiture of (pound)55 million ($84 million) previously paid by Enron to TXUEET for value under the contracts. While the outcome of this matter cannot be predicted, TXUEET believes, consistent with the advice of external legal advisors in the UK, that the attempted termination of the contracts by Enron was without substance. Accordingly, TXUEET believes any related claims by Enron are without merit and intends to vigorously defend this suit.

     In addition to the above, TXU Corp. and its subsidiaries are involved in various other legal and administrative proceedings, the ultimate resolution of which, in the opinion of each, is not expected to have a material effect upon its financial position, results of operations or cash flows.

     FINANCIAL GUARANTEES -- US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $19 million at June 30, 2002, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5.5% to 7%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings, of $4 million annually for the years 2002 through 2003, $7 million for 2004 and $1 million for each of 2005 and 2006. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all contract rights and obligations of US Holdings in connection with $30 million remaining principal amount of bonds at June 30, 2002, issued for similar purposes which had previously been guaranteed by US Holdings. US Holdings would, however, be contingently liable in the event of default by the municipality.

     TXU Europe has guaranteed up to $110 million at June 30, 2002 of certain liabilities that may be incurred and payable by the purchasers of the US and Australian coal business and US energy marketing operations of TXU Europe's predecessor, which were sold in 1998 prior to acquisition of the predecessor by TXU Corp. These guarantees are with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the Powder River Coal Company Retirement Plan and the Peabody Coal UMWA Retirement Plan, subject to certain specified conditions.

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

     In connection with its formation, Pinnacle issued $810 million in senior secured notes due August 15, 2004. The notes are secured by all of Pinnacle's assets, including its shares of TXU Communications. Total proceeds (net of transaction costs), including the $150 million received from third-party investors, were used to make a $600 million cash distribution to TXU Corp. and fund a trust with $336 million. The principal and interest on the trust funds is being used to pay interest on the senior secured notes and distributions to the third-party investors. The trust invested in TXU Corp. debt securities. At June 30, 2002, the trust held $219 million principal amount of TXU Corp. debt securities.

     TXU Corp. provides a $200 million revolving credit facility to TXU Communications, expiring in 2004, of which $148 million was outstanding and included in investments in TXU Corp.'s balance sheet as of June 30, 2002. In addition, TXU Corp. has made and may make future capital contributions to Pinnacle to fund a portion of TXU Communications' capital expenditures. TXU Corp. also provides administrative services to Pinnacle and its affiliates at cost.

     In connection with the Pinnacle transaction, TXU Corp. issued 810,000 shares of Mandatorily Convertible Single Reset Preference Stock, Series C (Series C Preference Stock) to Pinnacle One Share Trust, a consolidated trust (Share Trust). The Series C Preference Stock is convertible into common stock of TXU Corp. In the event of:
        a) a default by Pinnacle in connection with its $810 million of senior secured notes,
        b) a decline in the market price of TXU Corp. common stock below $21.93 per share for ten consecutive trading days coupled with a decline in the credit rating for TXU Corp.'s unsecured, senior long-term obligations to or below BB by Standard & Poor's (S&P) or Fitch Ratings (Fitch) or Ba by Moody's Investors Service Inc. (Moody's), or
        c) Pinnacle's inability to raise sufficient cash to repay its senior secured notes 120 days prior to maturity through the sale of its shares of TXU Communications or the sale of assets of TXU Communications,
TXU Corp. would be required to sell equity or otherwise raise proceeds sufficient to repay Pinnacle's senior secured notes. If TXU Corp. did not raise sufficient proceeds, the Share Trust could be required to sell some or all of the Series C Preference Stock. The dividend rate and conversion price of the Series C Preference Stock would be reset at the time of sale to generate proceeds sufficient to redeem the senior secured notes. TXU Corp. expects that it would be able to sell equity or debt securities to satisfy its contingent obligations to repay Pinnacle's debt.

     Had TXU Corp. been required to consolidate Pinnacle at June 30, 2002, TXU Corp.'s debt would have increased by approximately $609 million. TXU Corp. does not believe that a consolidation of Pinnacle would have had a material impact on its liquidity or financial condition.

     Equity losses in the joint venture were $12 million and $13 million for the three months ended June 30, 2002 and 2001, respectively, and $24 million and $27 million for the six months ended June 30, 2002 and 2001, respectively. TXU Corp.'s investment in Pinnacle was negative $170 million as of June 30, 2002, classified in other deferred credits and noncurrent liabilities in the consolidated balance sheet.

8.   SEGMENT INFORMATION

     At December 31, 2001, TXU Corp. had five reportable operating segments as reflected in TXU Corp.'s 2001 Form 10-K. As a result of TXU Corp.'s reorganization as of January 1, 2002, TXU Corp. realigned its operations into three reportable segments: North America Energy, North America Energy Delivery and International Energy. Prior period amounts have been restated to conform to the new segments.

     NORTH AMERICA ENERGY -- operations involving the generation of electricity, wholesale energy trading and risk management, and retail energy sales and services in the US and parts of Canada. The segment consists of all operations, other than the T&D business, of the former US Electric segment and the former US Energy segment;

     NORTH AMERICA ENERGY DELIVERY -- operations involving the transmission and distribution of electricity and the purchase, transmission, distribution and sale of natural gas in Texas. The segment consists of the T&D operations of the former US Electric segment and the operations of the former US Gas segment; and

     INTERNATIONAL ENERGY -- operations involving the generation of electricity, wholesale energy trading and risk management, retail energy sales and services in Europe and Australia, and electricity and gas distribution and gas storage in Australia. The segment consists of the operations of the former Europe and Australia segments.

     CORPORATE AND OTHER -- operations consisting primarily of general corporate expenses, equity earnings or losses of unconsolidated affiliates, including the telecommunications joint venture, and interest on debt at the TXU Corp. level. Affiliated revenues represent intercompany service charges.

     The prior year financial information for the North America Energy segment and the electric delivery operations included in the North America Energy Delivery segment includes information derived from the historical financial statements of US Holdings. Reasonable allocation methodologies were used to unbundle the financial statements of US Holdings between its generation and T&D operations. Allocation of revenues reflected consideration of return on invested capital, which continues to be regulated for the T&D operations. US Holdings maintained expense accounts for each of its component operations. Costs of energy and expenses related to operations and maintenance and depreciation and amortization, as well as assets, such as property, plant and equipment, materials and supplies and fuel, were specifically identified by component operation and disaggregated. Various allocation methodologies were used to disaggregate common expenses, assets and liabilities between US Holdings' generation and T&D operations. Interest and other financing costs were determined based upon debt allocated. Had the unbundled operations of US Holdings actually existed as separate entities in a deregulated environment, their results of operations could have differed materially from those included in the historical financial statements included herein.

     TXU Energy incurs an electricity delivery fee charged by Oncor, which TXU Energy includes in billings to its customers. This fee is reflected in TXU Energy's revenues and cost of energy for the three months and six months ended June 30, 2002. For comparability purposes, electricity delivery fees have been included in the North America Energy segment's revenues and cost of energy for the three and six months ended June 30, 2001. The North America Energy segment's gross margin is not affected by the inclusion of these electricity delivery fees.

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    JUNE 30,                      JUNE 30,
                                            -----------------------       -----------------------
                                               2002         2001*            2002         2001*
                                            -----------   ---------       -----------   ---------
Operating revenues -
   North America Energy.............        $     3,533   $   2,964       $     7,029   $   7,080
   North America Energy Delivery....                254         255               673         940
   International Energy.............              3,392       2,873             7,545       6,418
   Corporate and other..............                 26          35                55          64
                                            -----------   ---------       -----------   ---------
      Consolidated..................        $     7,205   $   6,127       $    15,302   $  14,502
                                            ===========   =========       ===========   =========
Affiliated revenues -
   North America Energy ............        $        10   $       4       $        17   $       5
   North America Energy Delivery....                403         445               822         920
   International Energy.............                 --          --                --          --
   Corporate and other..............                126         132               245         243
   Eliminations.....................               (539)       (581)           (1,084)     (1,168)
                                            -----------   ---------       -----------   ---------
      Consolidated..................        $        --   $      --       $        --   $      --
                                            ===========   =========       ===========   =========
Net income (loss) -
   North America Energy ............        $       176   $     178       $       356   $     300
   North America Energy Delivery....                 41           4               142          70
   International Energy.............                 33          86                82         161
   Corporate and other..............                (49)        (61)             (124)       (123)
                                            -----------   ---------       -----------   ---------
      Consolidated..................        $       201   $     207       $       456   $     408
                                            ===========   =========       ===========   =========

   ----------
   *The North America Energy and North America Energy Delivery segments were created as a result of the deregulation of the electric utility industry in Texas, which became effective January 1, 2002. The North America Energy segment includes the generation and certain retail operations of US Holdings, the wholesale trading and risk management operations and unregulated commercial and industrial retail gas business of TXU Gas and other energy-related businesses of TXU Corp. The North America Energy Delivery segment includes the electric T&D business of US Holdings and TXU SESCO Company and the natural gas pipeline and distribution operations of TXU Gas.

   Prior period data is included above for the purpose of providing historical financial information about the North America Energy and North America Energy Delivery segments after giving effect to the US Holdings restructuring transactions and allocations described above and in Note 1. Had the North America Energy and North America Energy Delivery segments existed as separate segments, their results of operations and financial positions could have differed materially from those reflected above. Additionally, future results of the North America Energy and North America Energy Delivery segments' operations and financial positions could differ materially from the historical information presented.

9.   SUPPLEMENTARY FINANCIAL INFORMATION

     REGULATED VERSUS UNREGULATED OPERATIONS --

                                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                      JUNE 30,                JUNE 30,
                                                                 -------------------     ------------------
                                                                    2002      2001         2002      2001
                                                                 ---------  --------     --------  --------
     Operating revenues
         Regulated...........................................    $     295  $  4,762     $    750  $ 10,556
         Unregulated.........................................        6,910     1,365       14,552     3,946
                                                                 ---------  --------     --------  --------
              Total operating revenues.......................        7,205     6,127       15,302    14,502
                                                                 ---------  --------     --------  --------
     Operating expenses
         Energy purchased for resale - regulated.............           95       388          307     1,198
         Energy purchase for resale - unregulated............        4,855     3,214       10,501     8,177
         Fuel consumed - regulated...........................           --       521           --     1,089
         Fuel consumed - unregulated.........................          435       129          765       295
         Operation and maintenance - regulated...............          212       396          416       764
         Operation and maintenance - unregulated.............          645       393        1,251       729
         Depreciation and amortization.......................          232       302          472       614
         Taxes other than income.............................          179       200          361       382
                                                                 ---------  --------     --------  --------
              Total operating expenses.......................        6,653     5,543       14,073    13,248
                                                                 ---------  --------     --------  --------
     Operating income........................................     $    552  $    584     $  1,229  $  1,254
                                                                 =========  ========     ========  ========

     OTHER INCOME AND DEDUCTIONS --

                                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                            JUNE 30,              JUNE 30,
                                                                       -------------------   ------------------
                                                                          2002      2001       2002      2001
                                                                       ---------  --------   --------  --------
     Other income
         Gain on sale of businesses and other properties............   $      15  $      3   $     16  $     14
         Gain on sale of marketable securities......................          --        73         --        73
         Equity in earnings of unconsolidated entities..............           6         1          9         3
         Dividends from cost investments and marketable securities            --         6         --        11
         Other......................................................           6         2         13        16
                                                                       ---------  --------   --------  --------
              Total other income....................................   $      27  $     85   $     38  $    117
                                                                       =========  ========   ========  ========
     Other deductions
         Loss on sale of properties.................................   $       1  $      1   $      1  $      3
         Equity in losses of unconsolidated entities................          12        13         25        27
         Other......................................................          15        10         30        29
                                                                       ---------  --------   --------  --------
              Total other deductions................................   $      28  $     24   $     56  $     59
                                                                       =========  ========   ========  ========

      REGULATORY ASSETS AND LIABILITIES -- Included in regulatory assets - net are regulatory assets of $2.2 billion and regulatory liabilities of $424 million at June 30, 2002, and regulatory assets of $2.2 billion and regulatory liabilities of $474 million at December 31, 2001. Regulatory assets of $2.0 billion at June 30, 2002 and December 31, 2001 were not earning a return. Of the assets not earning a return, $1.8 billion are expected to be recovered through the issuance of securitization bonds within the next two years pursuant to the regulatory settlement plan approved by the Commission. (See Note 6 for further discussion of the settlement plan.) The remaining regulatory assets have a weighted average remaining recovery period of 14 to 31 years.

      ACCOUNTS RECEIVABLE -- At June 30, 2002 and December 31, 2001, accounts receivable were stated net of uncollectible accounts of $188 million and $96 million, respectively. Accounts receivable included $1.2 billion and $617 million of unbilled revenues at June 30, 2002 and December 31, 2001, respectively.

     INVENTORIES BY MAJOR CATEGORY--

                                                                                 JUNE 30,
                                                                                    2002           DECEMBER 31,
                                                                                (UNAUDITED)            2001
                                                                                -----------        ------------
    Materials and supplies....................................................  $       237        $        233
    Fuel stock................................................................          162                 131
    Gas stored underground....................................................          164                 158
                                                                                -----------        ------------
            Total inventories.................................................  $       563        $        522
                                                                                ===========        ============

      PROPERTY, PLANT AND EQUIPMENT--

                                                                                 JUNE 30,
                                                                                   2002            DECEMBER 31,
                                                                                (UNAUDITED)            2001
                                                                                -----------        ------------
    North America Energy:
            Production........................................................  $    16,541        $     16,627
            Nuclear fuel (net of accumulated amortization of $819 and $787)...          164                 146
            Reserve for regulatory disallowances..............................         (836)               (836)
    North America Energy Delivery:
            Transmission......................................................        1,982               1,979
            Distribution......................................................        6,217               6,110
            Gas distribution and pipeline.....................................        1,734               1,677
            General...........................................................          817                 578
    Other.....................................................................          246                 328
                                                                                -----------        ------------
            Total.............................................................       26,865              26,609
    Less accumulated depreciation.............................................        9,565               9,397
                                                                                -----------        ------------
            Net of accumulated depreciation...................................       17,300              17,212
    Construction work in progress.............................................          568                 608
                                                                                -----------        ------------
            Net North America property, plant and equipment...................       17,868              17,820
    International Energy:
            Europe - Electric and other (net of accumulated depreciation of
             $403 and $514)...................................................        1,233               3,062
            Australia - Electric and gas distribution and generation (net of
             accumulated depreciation of $331 and $267).......................        1,763               1,598
                                                                                -----------        ------------
            Net property, plant and equipment.................................  $    20,864        $     22,480
                                                                                ===========        ============

     Capitalized software costs of $541 million at June 30, 2002 and $352 million at December 31, 2001 were included in property, plant and equipment. Amortization expense of $31 million and $53 million relating to these software costs was recorded for the three and six months ended June 30, 2002, respectively.

     GOODWILL -- At June 30, 2002 and December 31, 2001, goodwill was stated net of accumulated amortization of $708 million and $710 million, respectively.

     DERIVATIVES AND HEDGES -- During the first six months of 2002, existing accounting hedges of anticipated sales from baseload generation in North America Energy became less effective due to changes in Electric Reliability Council of Texas (ERCOT) market rules and conditions. TXU Corp. experienced net hedge ineffectiveness of $26 million and $34 million, reported as a loss in revenues, for the three and six months ended June 30, 2002, respectively, primarily related to these contracts. Accounting hedges of interest rate and foreign exchange risk remained highly effective during the period.

     As of June 30, 2002, it is expected that $20 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges.

     SUPPLEMENTAL CASH FLOW INFORMATION -- Noncash transactions for the six months ended June 30, 2002 included $1.1 billion of debt assumed by the purchaser of the UK networks business.

INDEPENDENT ACCOUNTANTS' REPORT

TXU Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Corp. and subsidiaries as of June 30, 2002, and the related condensed statements of consolidated income and of comprehensive income for the three-month and six-month periods ended June 30, 2002 and 2001 and the condensed statements of consolidated cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of TXU Corp.'s management.

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

Dallas, Texas
August 13, 2002

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

BUSINESS

     TXU Corp. is a global energy services company that engages in electricity generation, wholesale energy trading and risk management, retail energy sales, energy delivery, other energy-related services and, through a joint venture, telecommunications services.

     In connection with the restructuring of the Texas electric industry, certain businesses of TXU Corp. were reorganized as of January 1, 2002, into three reportable segments: North America Energy, North America Energy Delivery and International Energy. (See Note 8 to Financial Statements for information concerning reportable business segments.)

     Certain segment comparisons in this report have been affected by the restructuring of TXU Corp.'s US business in connection with deregulation of the Texas electricity market, TXU Europe's sale of its UK networks business and its 50% interest in the 24seven joint venture operation on January 18, 2002, as well as the discontinuance of goodwill amortization under new accounting rules.

     The following exchange rates have been used to convert foreign currency denominated amounts into US dollars, unless they were determined using exchange rates on the date of a specific event:

                                                                                INCOME STATEMENTS
                                                                                 (AVERAGE RATES)
                                                              ------------------------------------------------------
                                   BALANCE SHEETS                   THREE MONTHS                   SIX MONTHS
                              --------------------------           ENDED JUNE 30,                ENDED JUNE 30,
                              JUNE 30,      DECEMBER 31,      ------------------------      ------------------------
                                2002           2001             2002            2001          2002            2001
                              --------      ------------      --------        --------      --------       ---------
UK pounds sterling ((pound))  $ 1.5328      $     1.4515      $ 1.4624        $ 1.4228      $ 1.4451       $  1.4413
Australian dollars (A$)       $ 0.5637      $     0.5115      $ 0.5513        $ 0.5142      $ 0.5352       $  0.5233
Euro ((euro))                 $ 0.9921      $     0.8860      $ 0.9195        $ 0.8747      $ 0.8985       $  0.8995

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     TXU Corp.'s operating revenues increased $1.1 billion, or 18%, to $7.2 billion in 2002. Revenue growth in the North America Energy segment of $575 million was driven by higher wholesale trading volumes in the deregulated ERCOT power market. Revenue growth in the International Energy segment of $519 million was primarily due to increased wholesale sales volumes and the impact of acquisitions. Revenues in the North America Energy Delivery segment declined $43 million.

     Gross margin (operating revenue less energy purchased for resale, fuel consumed and delivery costs) decreased $55 million, or 3%, to $1.8 billion in 2002. The decline was driven by the International Energy segment, which reflected lower wholesale prices and increased retail competition in the UK. Higher margins in the North America Energy segment reflected improved results in the wholesale business. Consolidated revenues and gross margins in 2002 were positively impacted by a $152 million net effect of mark-to-market valuations of commodity positions, compared to a positive impact of $136 million in 2001.

     Operation and maintenance expense increased $68 million, or 9%, to $857 million in 2002. The increase was driven by the North America Energy segment, reflecting increased infrastructure costs associated with expanded retail support and wholesale trading and risk management activities and higher bad debt expense, all due in large part to the deregulation of the Texas electricity market. Total net pension and postretirement benefit costs increased $14 million in 2002.

     Other operating expenses (depreciation and other amortization, goodwill amortization and taxes other than income) decreased $91 million, or 18%, to $411 million in 2002, primarily reflecting a $54 million impact from the discontinuance of goodwill amortization pursuant to the adoption of SFAS No.
142. Lower depreciation expense was driven by the UK operations, reflecting the networks business sale in early 2002 and generation plant dispositions in the latter part of 2001. Taxes other than income declined due to the effect of lower natural gas prices on operating revenues, on which these taxes are assessed.

     Operating income decreased $32 million, or 5%, to $552 million in 2002, reflecting lower gross margin and higher operation and maintenance expense, partially offset by the discontinuance of goodwill amortization and lower depreciation expense.

     Other income decreased $58 million to $27 million in 2002. The decrease was due primarily to a gain of $73 million in the 2001 period on the sale of an investment in a Spanish power company.

     Interest income declined $25 million, or 69%, to $11 million in 2002, due largely to lower interest rates, lower interest-bearing balances of restricted cash in Europe, and the recovery of under-collected fuel revenue on which interest income had been accrued under regulation in North America in 2001.

     Interest expense and other charges decreased $88 million, or 23%, to $294 million in 2002, reflecting lower debt levels and lower interest rates.

     The effective income tax rate was 25.0% in 2002 compared to 30.8% in 2001. The change was driven by the effect of the discontinuance of nondeductible goodwill amortization.

     Net income available for common stock decreased $6 million, or 3%, to $195 million in 2002. The decrease in net income reflected decreases in the International Energy and North America Energy segments of $53 million and $2 million, respectively, partially offset by an increase in the North America Energy Delivery segment of $37 million. These performances are discussed below under Segments. The net loss in Corporate and other activities declined $12 million, primarily representing lower interest expense. Net pension and postretirement benefit costs reduced net income by $16 million in 2002 and $7 million in 2001.

     Earnings per share decreased $0.05, or 6%, to $0.73 per share in 2002, of which $0.03 per share was due to a 5% increase in average shares outstanding. As discussed above, net income performance in 2002 benefited from the absence of goodwill amortization ($54 million, or $0.21 per share, in 2001). This effect was largely offset by the gain on the sale of an investment in a Spanish power company in 2001 ($51 million after-tax, or $0.20 per share).

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     TXU Corp.'s operating revenues increased $800 million, or 6%, to $15.3 billion in 2002. Revenue growth in the International Energy segment of $1.1 billion was primarily due to increased wholesale trading volumes and the impact of acquisitions, partially offset by the loss of revenues from the UK networks business which was sold in early 2002. Revenues declined in the North America Energy Delivery segment by $365 million due primarily to lower natural gas prices. Revenues in the North America Energy segment fell by $39 million.

     Gross margin decreased $14 million, or less than 1%, to $3.7 billion in 2002. The gross margin decrease reflected a decline in the International Energy segment due primarily to lower wholesale margins, partially offset by higher margins in the North America Energy segment due to improved results in wholesale operations and the retail electric business. Consolidated revenues and gross margins in 2002 were positively impacted by a $10 million net effect of mark-to-market valuations of commodity positions, compared to a positive impact of $183 million in 2001.

     Operation and maintenance expense increased $174 million, or 12%, to $1.7 billion in 2002. The increase was driven by the North America Energy segment, reflecting increased infrastructure costs associated with expanded retail support and wholesale trading and risk management activities and higher bad debt expense, all due in large part to the deregulation of the Texas electricity market. Total net pension and postretirement benefit costs increased $23 million in 2002.

     Other operating expenses decreased $163 million, or 16%, to $833 million in 2002, primarily reflecting a $109 million impact from the discontinuance of goodwill amortization pursuant to the adoption of SFAS No. 142. Lower depreciation expense was driven by the UK operations, reflecting the sale of the networks business in early 2002 and generation plant dispositions in the latter part of 2001. Taxes other than income declined due to the effect of lower natural gas prices on operating revenues, on which these taxes are assessed.

     Operating income decreased $25 million to $1.2 billion in 2002, reflecting lower gross margin and higher operation and maintenance expense, partially offset by the discontinuance of goodwill amortization and lower depreciation expense.

     Other income decreased $79 million to $38 million in 2002. The decrease was due primarily to a gain of $73 million in the 2001 period on the sale of an investment in a Spanish power company.

     Other deductions decreased $3 million, or 5%, to $56 million in 2002. This line item includes equity losses in the telecommunications joint venture ($24 million in 2002 and $27 million in 2001).

     Interest income declined $50 million, or 68%, to $23 million in 2002, due largely to lower interest rates, lower interest-bearing balances of restricted cash in Europe, and the recovery of under-collected fuel revenue on which interest income had been accrued under regulation in North America in 2001.

     Interest expense and other charges decreased $201 million, or 25%, to $591 million in 2002, reflecting lower interest rates and lower debt levels.

     The effective income tax rate before the extraordinary loss was 26.4% in 2002 compared to 31.2% in 2001. The change was driven by the effect of the discontinuance of nondeductible goodwill amortization.

     Net income available for common stock increased $48 million, or 12%, to $445 million in 2002. Net income growth reflected increases in the North America Energy and North America Energy Delivery segments of $56 million and $72 million, respectively, partially offset by a decline in the International Energy segment of $79 million. These performances are discussed below under Segments. The net loss in Corporate and other activities increased $1 million, reflecting an extraordinary loss of $17 million (net of income tax benefit of $9 million) related to the early extinguishment of debt, offset by lower interest expense. Net pension and postretirement benefit costs reduced net income by $30 million in 2002 and $15 million in 2001.

     Earnings per share rose $0.12, or 8%, to $1.67 per share in 2002. Results for 2002 included the extraordinary loss of $0.06 per share. Earnings per share in 2002 declined $0.06 per share due to a 4% increase in average shares outstanding. As discussed above, net income performance in 2002 benefited from the absence of goodwill amortization ($109 million, or $0.42 per share, in 2001). This effect was partially offset by the gain on the sale of an investment in a Spanish power company in 2001 ($51 million after-tax, or $0.20 per share).

COMMODITY CONTRACT AND MARK-TO-MARKET ACTIVITIES

     The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2002. The net increase, excluding "other activity" as described below, of $10 million represents the net favorable effect of mark-to-market accounting on earnings for the six months ended June 30, 2002 ($152 million net favorable effect for the three months ended June 30, 2002).

         Balance of net commodity contract assets/(liabilities) at December 31, 2001.....    $ 409

         Settlements of positions included in the opening balance (1)....................     (165)

         Unrealized mark-to-market valuations of positions held at end of period (2).....      175

         Other activity (3)..............................................................      105
                                                                                             -----

         Balance of net commodity contract assets/(liabilities) at June 30, 2002.........    $ 524
                                                                                             =====

(1) Represents unrealized mark-to-market valuations of these positions recognized in earnings as of December 31, 2001.

(2) Includes unrealized gains of $34 million recognized upon origination of certain contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". There were no significant changes in fair value attributable to changes in valuation techniques.

(3) Includes initial values of positions assumed in acquisitions or involving the receipt or payment of cash, such as option premiums, and amortization of such positions originating in prior periods. Also includes reclassifications of commodity contract assets and liabilities, including $71 million of liabilities to Enron reclassified to other current liabilities, and the impact of currency translation adjustments. These activities have no effect on unrealized mark-to-market valuations.

     The above table includes all commodity contracts that are marked to market in net income, for both trading and non-trading purposes.

     Of the net commodity contract asset balance above at June 30, 2002, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years' earnings is $546 million. The offsetting net liability of $22 million included in the June 30, 2002 balance consists of the initial values, net of amortization, of positions assumed in acquisitions or involving the receipt or payment of cash, including option premiums. The following table presents the unrealized mark-to-market balance at June 30, 2002 scheduled by contractual settlement dates of the underlying positions (in millions).

                                        MATURITY DATES OF UNREALIZED NET MARK-TO-MARKET BALANCES AT JUNE 30,2002
                                        ------------------------------------------------------------------------
                                        MATURITY LESS                                    MATURITY IN
                                            THAN          MATURITY OF     MATURITY OF     EXCESS OF
    SOURCE OF FAIR VALUE                   1 YEAR          1-3 YEARS        3-5 YEARS     5 YEARS         TOTAL
                                        -------------     -----------     -----------    -----------     -------
    Prices actively quoted.........     $          44     $       (20)    $        --    $        --     $    24
    Prices provided by other
     external sources..............               168             145              27              8         348

    Prices based on models.........                41              67              41             25         174
                                        -------------     -----------     -----------    -----------     -------
    Total..........................     $         253     $       192     $        68    $        33     $   546
                                        =============     ===========     ===========    ===========     =======
    Percentage of total............                46%             35%             13%             6%        100%

     As the above table indicates, approximately 81% of the unrealized mark-to-market valuations at June 30, 2002 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available through 2004 in the US and in certain European markets through 2011. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter (OTC) broker quotes are available. OTC quotes for natural gas and power generally extend through 2010 and 2005, respectively, in the US, and 2011 in Europe. This category also includes values of large commercial and industrial (C&I) retail sales contracts. The "prices based on models" category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled by TXU Corp. as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

ENERGY TRADING ACTIVITIES

     TXU Corp. and TXU Energy have responded to inquiries from the Federal Energy Regulatory Commission (FERC), the Commission and the SEC regarding "wash trades" in electric and gas trading markets in the US. In their reports to the FERC, the Commission, and the SEC, TXU Corp. and TXU Energy have reported that during the period of inquiry from January 1, 2000 to the present, based on the different definitions and geographic areas specified by the respective agencies, zero, two, and eight transactions, respectively, had some of the characteristics of "wash trades". Revenue associated with the transactions reported was 0.002% and 0.046% of TXU Corp.'s reported revenue for 2000 and the first six months of 2002, respectively. None of these transactions were entered into for the purpose of inflating revenues, trading volumes or market prices, and these transactions do not require restatement of revenues.

SEGMENTS

NORTH AMERICA ENERGY

                                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                            JUNE 30,                    JUNE 30,
                                                                    -----------------------      ----------------------
                                                                       2002          2001*         2002          2001*
                                                                    ---------      --------      --------      --------
Operating revenues.......................................           $   3,543      $  2,968      $  7,046      $  7,085
                                                                    ---------      --------      --------      --------

Operating expenses
      Energy purchased for resale, fuel consumed and
       delivery costs....................................               2,720         2,281         5,370         5,842
      Operation and maintenance..........................                 367           237           725           445
      Depreciation and amortization......................                 103           105           217           206
      Taxes other than income............................                  54            28           113            55
                                                                    ---------      --------      --------      --------
             Total operating expenses....................               3,244         2,651         6,425         6,548
                                                                    ---------      --------      --------      --------

Operating income.........................................                 299           317           621           537

Other income ............................................                  13            --            14             2

Other deductions.........................................                   3             5             5             8

Interest income .........................................                   9            19            23            41

Interest expense and other charges.......................                  61            66           130           135
                                                                    ---------      --------      --------      --------

Income before income taxes ..............................                 257           265           523           437

Income tax expense.......................................                  81            87           167           137
                                                                    ---------      --------      --------      --------

Net income...............................................           $     176      $    178      $    356      $    300
                                                                    =========      ========      ========      ========

----------
      *The North America Energy segment was created as a result of the deregulation of the electric utility industry in Texas, which became effective January 1, 2002. The North America Energy segment includes the generation and certain retail operations of US Holdings, the wholesale trading and risk management operations and unregulated C&I retail gas business of TXU Gas and other energy-related businesses of TXU Corp.

      Prior period data is included above for the purpose of providing historical financial information about the North America Energy segment after giving effect to the US Holdings restructuring transactions and allocations described in the Notes to Financial Statements. Had the North America Energy segment existed as a separate segment, its results of operations and financial position could have differed materially from those reflected above. Additionally, future results of the North America Energy segment's operations and financial position could differ materially from the historical information presented.

SEGMENT HIGHLIGHTS

                                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                            JUNE 30,                    JUNE 30,
                                                                    -----------------------   -------------------------
                                                                       2002          2001*        2002           2001*
                                                                    ---------      --------   -----------      --------
OPERATING STATISTICS:
Retail sales volumes:
      Electric (gigawatt hours - GWh)....................              22,771        24,347        45,157        47,603
      Large commercial and industrial gas (Bcf)..........                  37            45            87           111

Wholesale energy sales volumes (physically settled):
      Electric (GWh).....................................              27,153         3,943        68,037        10,472
      Gas (Bcf)..........................................                 201           139           360           347

Customers (end of period and in thousands):
      Electric...........................................                                           2,731         2,705
      Gas................................................                                               3             3
                                                                                              -----------      --------
            Total customers..............................                                           2,734         2,708

 Physical and financial wholesale trades:
      Electric  (GWh)....................................             462,298       118,620     1,044,913       133,596
      Gas (Bcf)..........................................               5,160         2,360         9,773         3,701

OPERATING REVENUES (MILLION OF DOLLARS):
Electric:
      Residential........................................           $     781      $    767   $     1,476      $  1,558
      Commercial and industrial..........................                 831         1,065         1,881         2,013
      Other..............................................                  41             7            13             7
                                                                    ---------      --------   -----------      --------
            Total electric...............................               1,653         1,839         3,370         3,578
Large commercial and industrial gas......................                 156           266           363           772
Wholesale energy sales (gas and electric)................               1,717           856         3,287         2,657
Other revenues...........................................                  17             7            26            78
                                                                    ---------      --------   -----------      --------
            Total operating revenues.....................           $   3,543      $  2,968   $     7,046      $  7,085
                                                                    =========      ========   -----------      ========

Weather (average for service area)**
      Percent of normal:
            Cooling degree days..........................                 107%          110%          107%          106%
            Heating degree days..........................                  69%           41%           99%          105%

----------
*See footnote on previous page.
** Weather data is obtained from Meterlogix, a private company that collects weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

     The prior year financial information for the North America Energy segment includes information derived from the historical financial statements of US Holdings. Reasonable allocation methodologies were used to unbundle the financial statements of US Holdings between its generation and T&D operations. Allocation of revenues reflected consideration of return on invested capital, which continues to be regulated for the T&D operations. US Holdings maintained expense accounts for each of its component operations. Costs of energy and expenses related to operations and maintenance and depreciation and amortization, as well as assets, such as property, plant and equipment, materials and supplies and fuel, were specifically identified by component operation and disaggregated. Various allocation methodologies were used to disaggregate common expenses, assets and liabilities between US Holdings' generation and T&D operations. Interest and other financing costs were determined based upon debt allocated. Had the unbundled operations of US Holdings actually existed as separate entities in a deregulated environment, their results of operations could have differed materially from those included in the historical financial statements included herein.

     TXU Energy incurs an electricity delivery fee charged by Oncor, which TXU Energy includes in billings to its customers. This fee is reflected in TXU Energy's revenues and cost of energy for the 2002 periods. For comparability purposes, electricity delivery fees have been included in the North America Energy segment's revenues and cost of energy for the 2001 periods. The North America Energy segment's gross margin is not affected by the inclusion of these electricity delivery fees.

     The North America Energy segment's operating revenues increased $575 million, or 19%, to $3.5 billion for the second quarter of 2002. Wholesale energy sales increased $861 million, or 101%, to $1.7 billion, on increased trading volumes in the deregulated ERCOT power market as well as higher gas volumes traded, partially offset by lower gas prices. Retail electric revenues declined $186 million, or 10%, to $1.7 billion, on a 6% decline in overall volumes and lower average pricing. Lower volumes reflected increased competitive activity in the large C&I market and milder weather. Lower average retail electric pricing reflected lower regulatory mandated price-to-beat rates in 2002 for residential and small business customers. In addition to a lower base rate component of the price-to-beat rate as compared to the 2001 base rate, the fixed fuel factor component of the price-to-beat rate is lower than the fuel costs incurred and recognized in revenues in 2001. Revenue from sales of natural gas to large C&I retail customers declined $110 million, or 41%, on both lower prices and volumes; sales volumes declined 18% as certain geographical markets were exited.

     Gross margin increased $136 million, or 20%, to $823 million for the second quarter of 2002. The gross margin performance was driven by wholesale trading and risk management activities. In retail electric operations, the effect of lower commodity costs was largely offset by lower volumes and pricing. Revenues and gross margin in 2002 were positively impacted by a $134 million net effect of mark-to-market valuations of commodity positions, compared to a positive impact of $84 million in 2001.

     Net income for the segment declined $2 million, or 1%, to $176 million for the second quarter of 2002. The decline was driven by growth in operating expenses, partially offset by higher gross margin. Higher operation and maintenance expense reflected increased staffing and other operating costs ($100 million) related to the development of retail sales operations and expansion of trading and risk management activities and increased bad debt expense ($31 million), all largely due to the opening of the Texas electricity market to competition. Higher bad debt expense reflected higher collection risks associated with unbilled accounts receivable (discussed in "Liquidity and Capital Resources - Cash Flows"). Taxes other than income rose due to state gross receipts taxes that were allocated to the North America Energy Delivery segment in 2001. Other income and deductions, net, increased from a loss of $5 million in the 2001 period to income of $10 million in the 2002 period, with the 2002 period reflecting amortization of the gain on the sale of two generating plants. Interest income declined $10 million due to the recovery of under-collected fuel revenue on which interest income had been accrued under regulation. The effective tax rate decreased to 31.5% in 2002 from 32.8% in 2001, due primarily to lower state income taxes.

     The North America Energy segment's operating revenues declined $39 million, or 1%, to $7.0 billion for the first six months of 2002. Revenue from sales of natural gas to large C&I retail customers declined $409 million, or 53%, on both lower prices and volumes; sales volumes declined 22% as certain geographical markets were exited. Retail electric revenues declined $208 million, or 6%, to $3.4 billion, on a 5% decline in overall volumes and lower average pricing. Lower volumes reflected increased competitive activity in the large C&I market and milder weather. Lower average retail electric pricing reflected lower regulatory mandated price-to-beat rates in 2002 for residential and small business customers. The effect of the price-to-beat rates was mitigated by large C&I retail electric pricing that remained near 2001 levels. Wholesale sales increased $630 million, or 24%, to $3.3 billion, on increased trading volumes in the deregulated ERCOT power market as well as higher gas volumes traded, partially offset by lower gas prices.

     Gross margin increased $433 million, or 35%, to $1.7 billion for the first six months of 2002. This performance reflected improved wholesale trading and risk management results and higher retail electric margins. Retail electric operations reflected lower commodity costs and certain transitional margin benefits related to electric deregulation, including the relative strength of large C&I retail electric pricing. As these benefits have been largely realized or are diminishing, gross margin as a percentage of revenues is expected to decline, assuming all other factors impacting margin remain at current levels. The effects of lower retail electric volumes and pricing partially offset the above favorable items. Revenues and gross margin in 2002 were negatively impacted by a $12 million net effect of mark-to-market valuations of commodity positions, compared to a positive impact of $102 million in 2001.

     Net income for the segment increased $56 million, or 19%, to $356 million for the first six months of 2002. The improvement was driven by higher gross margin, partially offset by growth in operating expenses. Higher operation and maintenance expense reflected increased staffing and other operating costs ($184 million) related to the development of retail sales operations and expansion of trading and risk management activities and increased bad debt expense ($96 million), all largely due to the opening of the Texas electricity market to competition. Higher bad debt expense reflected higher collection risks associated with unbilled accounts receivable (discussed in "Liquidity and Capital Resources - Cash Flows"). Increased depreciation and amortization expense was primarily due to expansion of office facilities and investments in computer systems. Taxes other than income rose due to state gross receipts taxes that were allocated to the North America Energy Delivery segment in 2001. Interest income declined $18 million due to the recovery of under-collected fuel revenue on which interest income had been accrued under regulation. The effective tax rate was 31.9% in 2002 compared to 31.3% in 2001.

NORTH AMERICA ENERGY DELIVERY

                                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                            JUNE 30,                     JUNE 30,
                                                                    -----------------------     -----------------------
                                                                      2002           2001*        2002           2001*
                                                                    ---------      --------     ---------      --------
Operating revenues.......................................           $     657      $    700     $   1,495      $  1,860
                                                                    ---------      --------     ---------      --------

Operating expenses
      Gas purchased for resale...........................                  74            91           255           586
      Operation and maintenance..........................                 258           282           498           534
      Depreciation and amortization......................                  84            75           163           153
      Taxes other than income............................                 116           164           230           310
                                                                    ---------      --------     ---------      --------
            Total operating expenses.....................                 532           612         1,146         1,583
                                                                    ---------      --------     ---------      --------

Operating income.........................................                 125            88           349           277

Other income ............................................                   7             6            10            10

Other deductions.........................................                   1             2             7             5

Interest income .........................................                  11             3            22             7

Interest expense and other charges.......................                  81            90           161           183
                                                                    ---------      --------     ---------      --------

Income before income taxes ..............................                  61             5           213           106

Income tax expense.......................................                  20             1            71            36
                                                                    ---------      --------     ---------      --------

Net income...............................................           $      41      $      4     $     142      $     70
                                                                    =========      ========     =========      ========

----------
      *The North America Energy Delivery segment was created as a result of the deregulation of the electric utility industry in Texas, which became effective January 1, 2002. The North America Energy Delivery segment includes the electric T&D business of US Holdings and TXU SESCO Company and the natural gas pipeline and distribution operations of TXU Gas.

      Prior period data is included above for the purpose of providing historical financial information about the North America Energy Delivery segment after giving effect to the US Holdings restructuring transactions and allocations described in the Notes to Financial Statements. Had the North America Energy Delivery segment existed as a separate segment, its results of operations and financial position could have differed materially from those reflected above. Additionally, future results of the North America Energy Delivery segment's operations and financial position could differ materially from the historical information presented.

TA38 SEGMENT HIGHLIGHTS

                                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                            JUNE 30,                     JUNE 30,
                                                                    -----------------------     -----------------------
                                                                      2002           2001*        2002           2001*
                                                                    ---------      --------     ---------      --------
OPERATING STATISTICS:
Electric energy delivered (GWh)..................................      26,232        24,876        49,818        48,517
                                                                    ---------      --------     ---------      --------
Gas distribution (Bcf):
      Residential................................................          10             8            51            54
      Commercial.................................................           9             8            31            33
      Industrial and electric generation.........................           1             2             4             5
                                                                    ---------      --------     ---------      --------
            Total gas sales......................................          20            18            86            92
                                                                    ---------      --------     ---------      --------
Pipeline transportation (Bcf)....................................         137           122           303           280
                                                                    ---------      --------     ---------      --------
Gas distribution customers and electric points of delivery
 (end of period and in thousands):
      Gas distribution customers.................................                                   1,435         1,424
      Electric points of delivery................................                                   2,887         2,830

OPERATING REVENUES (MILLION OF DOLLARS):
Electric delivery:
      North America Energy.......................................   $     397      $    439     $     813      $    912
      Non-affiliated.............................................         103            90           181            93
                                                                    ---------      --------     ---------      --------
            Total electric energy delivery.......................         500           529           994         1,005
                                                                    ---------      --------     ---------      --------
Gas distribution:
      Residential................................................          76            83           299           503
      Commercial.................................................          44            58           142           273
      Industrial and electric generation.........................           5            12            13            38
                                                                    ---------      --------     ---------      --------
            Total gas............................................         125           153           454           814
Pipeline transportation..........................................          24            22            57            60
Other revenues, net of eliminations..............................           9            (4)           (9)          (19)
                                                                    ---------      --------     ---------      --------
            Total gas distribution and pipeline transportation...         158           171           502           855
                                                                    ---------      --------     ---------      --------
            Intra-segment eliminations...........................          (1)            -            (1)            -
            Total operating revenues.............................   $     657      $    700     $   1,495      $  1,860
                                                                    =========      ========     =========      ========

----------
*See footnote on previous page.

     The prior year financial information for the electric delivery operations included in the North America Energy Delivery segment includes information derived from the historical financial statements of US Holdings. Reasonable allocation methodologies were used to unbundle the financial statements of US Holdings between its generation and T&D operations. Allocation of revenues reflected consideration of return on invested capital, which continues to be regulated for the T&D operations. US Holdings maintained expense accounts for each of its component operations. Costs of energy and expenses related to operations and maintenance and depreciation and amortization, as well as assets, such as property, plant and equipment, materials and supplies and fuel, were specifically identified by component operation and disaggregated. Various allocation methodologies were used to disaggregate common expenses, assets and liabilities between US Holdings' generation and T&D operations. Interest and other financing costs were determined based upon debt allocated. Had the unbundled operations of US Holdings actually existed as separate entities in a deregulated environment, their results of operations could have differed materially from those included in the historical financial statements included herein.

     Operating revenues for the North America Energy Delivery segment decreased $43 million, or 6%, to $657 million for the second quarter of 2002. Electric T&D revenues decreased $29 million, or 5%, to $500 million, due primarily to lower transmission revenues and the absence of off system sales and other revenues that are earned by the REP beginning in 2002 and therefore reported in the North America Energy segment in 2002. The decline in transmission revenues was due primarily to lower regulatory rates. As discussed above, electric T&D revenues in 2001 were determined using allocation methodologies. Gas delivery revenues declined $13 million, or 8%, to $158 million. Lower natural gas prices more than offset an increase of 11% in gas sales volumes due to cooler spring weather.

     Gross margin for the segment relates only to the gas delivery business. The electric T&D business does not buy and sell electricity; its revenues consist primarily of T&D fees. Gross margin in the gas delivery business improved $4 million, or 5%, in 2002, due primarily to higher volumes.

     Net income increased by $37 million to $41 million for the second quarter of 2002. This performance reflected increased net income of $25 million in the electric T&D business and a lower net loss in the gas delivery business of $12 million. The increase in electric T&D net income was driven by the effect of state gross receipts taxes that are reflected in the North America Energy segment effective 2002, interest income on regulatory-related assets charged by the North America Energy Delivery segment to the North America Energy segment effective 2002 and reduced interest expense due to lower rates and lower average debt balances. The improvement in the gas delivery business was driven by the higher gross margin and lower revenue-related taxes. The effective tax rate increased to 32.7% in 2002 from 20.0% in 2001, due to the effects of several immaterial items on a small pretax income base in 2001.

     Operating revenues for the North America Energy Delivery segment decreased $365 million, or 20%, to $1.5 billion for the first six months of 2002. Gas delivery revenues declined $353 million, or 41%, to $502 million, reflecting lower gas prices and lower sales volumes due to milder winter weather. Gas sales volumes declined 7%. Electric T&D revenues decreased $11 million, or 1%, to $1.0 billion. Excluding the impact of lower transmission revenues, as well as the absence of off system sales and other revenues that are earned by the REP beginning in 2002 and therefore reported in the North America Energy segment in 2002, electric distribution revenues rose 4%, in line with an increase in electric volumes delivered in the distribution operations. The decline in transmission revenues was due primarily to lower regulatory rates.

     Gross margin in the gas delivery business decreased $22 million, or 8%, for the first six months of 2002. The decline in gross margin was primarily due to lower sales volumes.

     Net income increased by $72 million, or 103%, to $142 million for the first six months of 2002. This performance reflected increased net income in the electric T&D business, while gas delivery net income was unchanged from the comparable 2001 period. The improvement in electric T&D operations was driven by the effect of state gross receipts taxes that are reflected in the North America Energy segment effective 2002, interest income on regulatory-related assets charged by the North America Energy Delivery segment to the North America Energy segment effective 2002 and reduced interest expense due to lower rates and lower average debt balances. The effective tax rate was 33.3% in 2002 compared to 34.0% in 2001, due primarily to the discontinuance of nondeductible goodwill amortization.

INTERNATIONAL ENERGY

                                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                            JUNE 30,                     JUNE 30,
                                                                    -----------------------     -----------------------
                                                                      2002           2001         2002           2001
                                                                    ---------      --------     ---------      --------
Operating revenues.......................................           $   3,392      $  2,873     $   7,545      $  6,418
                                                                    ---------      --------     ---------      --------

Operating expenses
      Energy purchased for resale, fuel consumed and                    2,985         2,300         6,723         5,197
       delivery costs....................................
      Operation and maintenance..........................                 221           255           439           487
      Depreciation and amortization......................                  40            72            80           152
      Goodwill amortization..............................                  --            47            --            97
                                                                    ---------      --------     ---------      --------
             Total operating expenses....................               3,246         2,674         7,242         5,933
                                                                    ---------      --------     ---------      --------

Operating income.........................................                 146           199           303           485

Other income ............................................                   5            78             8            96

Other deductions ........................................                  13            --            21            15

Interest income .........................................                   4            18            10            36

Interest expense and other charges.......................                 116           170           228           361
                                                                    ---------      --------     ---------      --------

Income before income taxes ..............................                  26           125            72           241

Income tax expense (benefit).............................                  (7)           39           (10)           80
                                                                    ---------      --------     ---------      --------

Net income...............................................            $     33      $     86     $      82      $    161
                                                                    =========      ========     =========      ========

SEGMENT HIGHLIGHTS

                                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                            JUNE 30,                     JUNE 30,
                                                                    -----------------------     -----------------------
                                                                      2002           2001         2002           2001
                                                                    ---------      --------     ---------      --------
OPERATING STATISTICS:
Retail sales volumes:
    Electric (GWh).......................................              13,406        12,838        29,841        26,979
    Gas (Bcf)............................................                  55            49           129           126

Wholesale energy sales (physically settled):
    Electric (GWh).......................................              30,559        25,495        68,216        45,619
    Gas (Bcf)............................................                 560           348         1,036           739

Retail Customers (end of period and in thousands):
    Electric.............................................                                           4,953         4,999
    Gas..................................................                                           2,108         1,698

 Physical and financial wholesale trades:
    Electric  (GWh)......................................             176,886       203,806       422,282       537,058
    Gas (Bcf)............................................                 808         1,198         1,909         2,578

 OPERATING REVENUES (MILLIONS OF DOLLARS):
    Electric ............................................           $     867      $    812     $   1,940      $  1,834
    Gas..................................................                 251           203           592           505
    Wholesale energy sales...............................               1,873         1,605         4,347         3,450
    Intra-segment eliminations and other.................                 401           253           666           629
                                                                    ---------      --------     ---------      --------
        Total............................................           $   3,392      $  2,873     $   7,545      $  6,418
                                                                    =========      ========     =========      ========

     The International Energy segment's operating revenues increased $519 million, or 18%, to $3.4 billion for the second quarter of 2002. Europe's revenues rose $470 million, or 17%, primarily due to increased wholesale volumes and the effect of acquisitions. Acquisitions of the UK gas retailing arm of Amerada Hess in the first quarter of 2002 and the Ares Energie retail business in Germany in mid-2001 contributed $205 million to the growth in revenues, which was partially offset by a $46 million effect of the sale of the UK networks business in 2002. Revenues in Australia increased $49 million, or 29%, primarily due to an increase in electricity volumes and rates.

     The International Energy segment's gross margin fell $166 million, or 29%, to $407 million for the second quarter of 2002. Europe's gross margin declined $184 million, or 38%, driven by the UK operations. Gross margin performance was negatively impacted by a $105 million effect of the sale of the UK networks business. The UK gross margin decline also reflected lower wholesale prices and lack of price volatility that negatively impacted wholesale trading and risk management results. Wholesale electricity and natural gas prices declined 22% and 26%, respectively. The wholesale pricing environment also diminished generation portfolio results. Retail operations in the UK were adversely impacted by the effect of heightened competitive activity and resulting customer attrition. Lower wholesale pricing did not fully benefit retail results as a significant portion of retail load is satisfied with long-term power purchase agreements with above-market pricing. Europe continues to focus on reducing its UK generation and purchased power costs. In addition to plant sales and scaling back generation, Europe intends to restructure certain of its long-term power purchase agreements. While retail pricing exceeds costs under the purchase agreements, continued weakness in wholesale pricing may intensify downward pressure on retail pricing. Although not expected to continue, a sustained lack of price volatility and lower wholesale prices could affect models used in asset impairment testing. The effort to restructure the agreements, as discussed above, is intended to mitigate these risks.

     Europe's gross margins also reflected a positive $27 million net effect of mark-to-market valuations of commodity contract positions, compared to a positive impact of $53 million in 2001. Australia's gross margin rose $18 million, or 20%, reflecting higher retail pricing, partially offset by the unfavorable impact of wholesale price movements on portfolio positions. Australia had a $9 million negative net effect of mark-to-market valuations in 2002, compared to a $2 million negative effect in 2001.

     Net income for the International Energy segment declined $53 million, or 62%, to $33 million for the second quarter of 2002. This decline reflected a gain in 2001 on the sale of an investment in a Spanish power company ($51 million after-tax) and the effect of the disposal of the UK networks business ($34 million after-tax), partially offset by the cessation of goodwill amortization ($47 million in 2001 with no tax effect). Europe posted net income of $14 million in 2002, compared to net income of $31 million in 2001, after adjusting for the above items. This performance reflected the lower gross margin, partially offset by lower interest expense due largely to debt reduction. Australia posted net income of $19 million in 2002 compared to $13 million in 2001. Australia's results were driven by the higher gross margin and the discontinuance of goodwill amortization, partially offset by higher operation and maintenance expense that reflected additional staffing costs to support retail competition. The effective tax rate for the International Energy segment was negative in 2002 compared to 31.2% in 2001, reflecting the discontinuance of nondeductible goodwill amortization and the benefits from foreign tax credits and other foreign permanent differences.

     The International Energy segment's operating revenues increased $1.1 billion, or 18%, to $7.5 billion for the first six months of 2002. Europe's revenue rose $1.0 billion, or 17%, primarily due to increased wholesale energy trading and the effect of acquisitions. Acquisitions contributed $397 million to the growth in revenues, which was partially offset by an $84 million effect of the sale of the UK networks business in 2002. Revenues in Australia increased $81 million, or 23%, primarily due to an increase in electricity volumes and rates.

     The International Energy segment's gross margin fell $399 million, or 33%, to $822 million for the first six months of 2002. Europe's gross margin fell $478 million, or 45%, driven by the UK operations. Gross margin performance was negatively impacted by a $200 million effect of the sale of the networks business. The UK gross margin decline also reflected lower wholesale prices and lack of price volatility that negatively impacted wholesale trading and risk management results. Wholesale electricity and natural gas prices declined 13% and 11%, respectively. The wholesale pricing environment also diminished generation portfolio results. Retail operations in the UK were adversely impacted by the effect of heightened competitive activity and resulting customer attrition. See discussion of cost reduction efforts in the second quarter analysis above. Europe's gross margins also reflected a positive $4 million net effect of mark-to-market valuations of commodity positions, compared to a positive impact of $84 million in 2001. Australia's gross margin rose $79 million, or 47%, reflecting higher retail pricing and favorable wholesale price movements on portfolio positions. Australia had a $18 million positive net effect of mark-to-market valuations in 2002, compared to a $3 million negative effect in 2001.

     Net income for the International Energy segment declined $79 million, or 49%, to $82 million for the first six months of 2002. This decline reflected a gain in 2001 on the sale of an investment in a Spanish power company ($51 million after-tax) and the effect of the disposal of the UK networks business ($66 million after-tax), partially offset by the cessation of goodwill amortization ($97 million in 2001 with no tax effect). Europe posted net income of $4 million in 2002, compared to net income of $111 million in 2001, after adjusting for the above items. This performance reflected the lower gross margin, partially offset by lower interest expense due largely to debt reduction. Australia posted net income of $78 million in 2002, compared to net income of $21 million in 2001. Australia's results were driven by the higher gross margin and the discontinuance of goodwill amortization, partially offset by higher operation and maintenance expense that reflected additional staffing costs to support retail competition. The effective tax rate for the International Energy segment was negative in 2002 compared to 33.2% in 2001, reflecting the discontinuance of nondeductible goodwill amortization and the benefits from foreign tax credits and other foreign permanent differences.

COMPREHENSIVE INCOME

     Foreign currency translation adjustments for both the 2002 and 2001 periods (gains of $279 million and $249 million for the three and six months ended June 30, 2002, respectively, and a gain of $9 million and a loss of $247 million for the three and six months ended June 30, 2001, respectively), reflected the movement in exchange rates between the US dollar and the UK pound sterling and the Australian dollar.

     TXU Corp. has historically used, and will continue to use, derivatives that are effective in offsetting future cash flow volatility in interest rates, currency exchange rates and energy commodity prices. The fair values of derivatives that are effective as cash flow hedges are recorded as derivative assets or liabilities with an offset in other comprehensive income. During the first six months of 2002, negative changes in the fair value of effective cash flow hedges were primarily driven by the strengthening of the UK pound sterling, which decreased the value of UK hedges of dollar denominated debt. Amounts realized in earnings were primarily due to the reversal of gains related to dollar denominated debt in the UK. This debt is fully hedged.

     The amounts included in other comprehensive income reflect the value of the cash flow hedges, based on current market conditions, to be used in the future to offset the impact on related payments of expected changes in prices. The effects of the hedges will be recorded in the statement of income as the related transactions are actually settled.

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

     CASH FLOWS -- Cash flows provided by operating activities for the first six months of 2002 were $303 million compared to $592 million for 2001. The decrease of $289 million, or 49%, reflected higher accounts receivable in 2002. Unbilled accounts receivable in the US retail electric operations reflected an increase of approximately $430 million related to the opening of the Texas electricity market to competition. Of this amount, $355 million represented delayed billing amounts, predominantly in large C&I accounts. These delays have been caused primarily by temporary transition issues including customer switching and billing, and new processes and systems within ERCOT and TXU Energy. The remaining increase of $75 million in unbilled accounts receivable represented the effect of the new ERCOT protocol that allows five days to clear meter-read data through ERCOT.

     The decline in cash provided by operating activities also reflected a significant use of cash in Europe, which was due primarily to the difficult operating environment described in Segments - International Energy.

     Cash flows used in financing activities for 2002 were $963 million, primarily reflecting the repayment of debt in Europe with the proceeds from the sale of assets. Retirements and repurchases of debt securities totaled $2.4 billion, and issuances of debt securities and common stock totaled $2.5 billion and $605 million, respectively, during the first six months of 2002. Premiums paid to retire certain of the debt in the US in conjunction with the unbundling of electric operations resulted in an extraordinary loss of $17 million after-tax. Net redemptions of commercial paper and notes payable to banks totaled $1.2 billion. Cash dividends paid were $329 million and $320 million for 2002 and 2001, respectively. An additional $1.1 billion of debt in the UK was assumed by the purchaser of the UK networks business.

     Cash flows provided by investing activities for 2002 were $512 million compared to $512 million used for investing activities in 2001. Acquisitions in 2002, primarily Amerada Hess in the UK, were $168 million, compared to $217 million in 2001, primarily for the Stadtwerke Kiel acquisition in Germany. Proceeds from the sale of assets (including $712 million from the UK networks business, $443 million from the sale of two generating plants in Texas, and $192 million from the final payment from a UK generating plant sold in 2001) totaled $1.4 billion in 2002 compared with $630 million in 2001. Capital expenditures were $573 million for 2002, compared with $796 million for 2001.

     ISSUANCES AND RETIREMENTS - During the six months ended June 30, 2002, TXU Corp. and its subsidiaries issued, redeemed, reacquired or made scheduled principal payments on long-term debt as follows:

                                                                          ISSUANCES   RETIREMENTS
                                                                          ---------   -----------
TXU Corp.:
      Long-term debt.................................                     $     585   $        68

US Holdings:
      First mortgage bonds...........................                            --           297
      Pollution control revenue bonds ...............                            61            61
      Medium term notes..............................                            --            55
      Other long-term debt...........................                         1,200           989

TXU Europe:
      Revolving Credit Facility (Tranche A)..........                           611           285
      Other long-term debt...........................                             5           428

TXU Australia:
      Long-term debt.................................                            --           121

All other subsidiaries...............................                            --            86
                                                                          ---------   -----------

      Total..........................................                     $   2,462   $     2,390
                                                                          =========   ===========

     On August 8, 2002, Oncor redeemed all its 8.5% First Mortgage Bonds due August 1, 2024 and all its 8.875% First Mortgage Bonds due February 1, 2022, in aggregate principal amounts of $115 million and $112 million, respectively. In July 2002, TXU Energy redeemed at par the remaining $635 million principal amount of its floating rate debentures due May 20, 2003. Oncor and TXU Energy funded the redemptions through the issuance of commercial paper, advances from affiliates and cash from operations.

     In June 2002, TXU Corp. issued 8.8 million equity-linked debt securities (corporate units) with an aggregate stated amount of $440 million. Net proceeds of $427 million were used for working capital and other general corporate purposes, including repayment of commercial paper and to provide advances to subsidiaries. Each of the corporate units will initially consist of an unsecured $50 note and a contract to purchase from TXU Corp. its common stock in the future. Quarterly distributions on the corporate units will include interest on the notes at the annual rate of 5.8% and contract adjustment payments payable by TXU Corp. at the annual rate of 2.325%. The contracts require the investors to purchase TXU Corp. common stock based on a range of prices ($51.15 to $62.9145) at the settlement date of May 16, 2006.

     In May 2002, Oncor issued $1.2 billion aggregate principal amount of senior secured notes in two series in a private placement. One series of $700 million is due May 1, 2012 and bears an interest rate of 6.375%, and the other series of $500 million is due May 1, 2032 and bears an interest rate of 7.0%. Each series is initially secured by an equal principal amount of Oncor's first mortgage bonds; however, the lien of those bonds may be released in certain circumstances. Proceeds from the issuance were used by Oncor to repay advances from US Holdings. US Holdings used the repayments from Oncor to repay advances from TXU Energy and TXU Corp. TXU Energy used the repayments to redeem $865 million principal amount of floating rate debentures due May 20, 2003, and TXU Corp. used the repayments to repay $335 million of short-term borrowings.

     Also in May 2002, the Brazos River Authority issued $61 million principal amount of weekly reset floating rate pollution control revenue refunding bonds for TXU Energy to refund a similar principal amount of pollution control revenue bonds.

     During the first quarter of 2002, TXU Corp. redeemed $114 million of senior notes with rates ranging from 5.52% to 10.58% that were originally due from 2002 to 2010, resulting in an extraordinary loss of $17 million (net of income tax benefit of $9 million). Also, TXU Mining redeemed $70 million of its 6.875% senior notes due 2005 and $53 million of its 7.0% senior notes due 2003.

     In January 2002, in connection with TXU Europe's sale of its UK networks business, $1.1 billion of debt ($500 million due 2004, $286 million due 2012 and $286 million due 2025) was assumed by the purchaser.

     TXU Europe also has a (euro)2.0 billion ($2.0 billion) Euro Medium Term Note program, under which TXU Europe may from time to time issue notes in various currencies. As of June 30, 2002, a total of (pound)576 million ($883 million) was outstanding under the program at an average rate of 7.53%.

     In 1998, TXU Corp. issued $700 million of equity-linked debt securities, which consisted of a debt component and common stock forward purchase contracts. The second of two common stock forward purchase contracts will be settled on August 16, 2002, on which date TXU Corp. expects to issue approximately 8.4 million shares of common stock to the holders of these equity-linked securities. TXU Corp. expects to receive approximately $111 million in cash upon settlement of common stock forward purchase contracts. TXU Corp. will retain and cancel approximately $238 million of the 6.5% Series E Notes in satisfaction of the obligations under the common stock forward purchase contracts of holders that did not settle their contracts with cash. Holders of the remaining Series E Notes will have the right to have their Series E Notes repaid on September 3, 2002. Cash received from settlements of common stock forward purchase contracts discussed above is expected to be used to make any such repayments. The Series E Notes which remain outstanding will bear interest at 4.05% per annum from August 16, 2002 through maturity on August 16, 2004.

     As of June 30, 2002, the secured long-term debt of TXU Corp. and its consolidated subsidiaries consisted of $3.3 billion of Oncor's first mortgage bonds and senior secured notes that are secured by a lien on substantially all of Oncor's tangible electric T&D property, and $532 million of various other long-term debt secured by liens on utility plant and other assets in North America and Europe. TXU Corp.'s long-term debt obligations are not guaranteed or secured by affiliates. The credit facilities discussed below and the TXU Corp. 6% notes due 2002 to 2004 ($219 million outstanding at June 30, 2002) contain cross-default provisions with a $50 million threshold. A cross default of this magnitude would cause the maturity of outstanding balances under the credit facilities and the notes to be accelerated.

     The mortgage of Oncor restricts its payment of dividends to the amount of its retained earnings. Certain other debt instruments and preferred securities of TXU Corp.'s subsidiaries contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At June 30, 2002, there were no restrictions on the payment of dividends under these provisions.

     EQUITY -- In June 2002, TXU Corp. issued in a public offering 11.8 million shares of its common stock. Net proceeds of $585 million from the sale were used for working capital and other general corporate purposes, including the repayment of commercial paper and to provide advances to subsidiaries. See discussion above regarding 8.4 million common shares expected to be issued in connection with equity-linked debt securities.

     At the annual shareholders' meeting on May 10, 2002, shareholders voted to amend the Restated Articles of Incorporation, which gave the board of directors the ability to split the common stock of TXU Corp. on or before December 31, 2003 if the board of directors so elects.

     TXU Corp. or its predecessor have declared common stock dividends payable in cash in each year since incorporation in 1945. TXU Corp. paid quarterly dividends of $0.60 a share in April 2002 and July 2002. Future dividends may vary depending upon TXU Corp.'s profit levels and capital requirements as well as financial and other conditions existing at the time.

     CREDIT FACILITIES -- At June 30, 2002, TXU Corp. and its subsidiaries had credit facilities (some of which provide for long-term borrowings) available as follows:

                                                                                          CREDIT FACILITIES AT
                                                                                              JUNE 30, 2002
                                                                                   ----------------------------------
                                                                                   FACILITY
FACILITY                                     EXPIRATION DATE     BORROWERS           LIMIT     OUTSTANDING  AVAILABLE
--------                                     ---------------   -----------------   ---------   -----------  ---------
364-Day Revolving Credit Facility (a)...     April  2003       US Holdings, TXU
                                                                Energy, Oncor      $   1,000   $        --  $
Revolving Credit Facility B(b)..........     February 2005     TXU Corp., US
                                                                Holdings               1,400            --
Three-Year Revolving Credit Facility (c)     May 2005          TXU Corp.                 500           150
                                                                                   ---------   -----------
    Total (d)...........................                                               2,900           150  $   1,087
Credit Facility.........................     August 2002       TXU Corp.                 365           365         --
Revolving Credit Facility -
 Tranche A (e)..........................     November 2006     TXU Europe              1,226           999        227
Senior Facility.........................     October 2004      TXU Australia             883           821         62
Commercial Paper Facility...............          N/A          TXU Australia             123           123         --
Working Capital Facilities .............          N/A          TXU Australia              56            --         56

(a) As of June 30, 2002, letters of credit outstanding under this agreement totaled $57 million, which reduced the available capacity by that amount.
(b) In February 2002, TXU Gas was removed as a borrower under this facility. Short-term liquidity needs of TXU Gas are expected to be funded through advances from affiliates. TXU Corp. was removed as a borrower under this facility effective July 31, 2002. As of June 30, 2002, letters of credit outstanding under this agreement totaled $482 million, which reduced the available capacity by that amount.
(c) The $150 million of borrowings outstanding at June 30, 2002 was repaid on July 29, 2002.
(d) Supports commercial paper borrowings. Available balance is net of commercial paper borrowing of $1.124 billion and outstanding letters of credit.
(e) As of June 30, 2002, the outstanding borrowings under the Revolving Credit Facility and the associated interest rates were as follows: (euro)574 million ($569 million) at 4.12% per annum, 700 million Norwegian kroner
    (NOK) ($93 million) at 7.86% per annum, and (pound)220 million ($337 million) at 4.73% per annum, all classified as long-term debt.

     In July 2002, US Holdings entered into a $400 million credit facility that terminates no later than November 30, 2002.

     In May 2002, TXU Corp. entered into a $500 million three-year revolving credit facility with a group of banks that terminates May 1, 2005. This facility will be used for working capital and general corporate purposes.

      In April 2002, US Holdings, TXU Energy and Oncor entered into a joint $1.0 billion 364-day credit facility with a group of banks that terminates April 22, 2003. This facility will be used for working capital and general corporate purposes. Up to $1.0 billion of letters of credit may be issued under the facility. This facility and the $500 million three-year revolving credit facility described above replaced the TXU Corp. and US Holdings $1.4 billion 364-day revolving credit facility that expired in April 2002.

     During the second quarter of 2002, each of TXU Energy and Oncor began selling commercial paper to fund its short-term liquidity requirements. The new commercial paper programs allow TXU Energy and Oncor to sell up to $2.4 billion and $1.0 billion of commercial paper, respectively, limited to an aggregate of $2.4 billion. The new credit facilities discussed above (the $500 million three-year revolving credit facility and the $1.0 billion 364-day revolving credit facility) and the existing $1.4 billion credit facility that expires in 2005 (Revolving Credit Facility B above) provide back-up for outstanding commercial paper under the TXU Energy and Oncor programs. TXU Energy and Oncor do not expect to sell commercial paper that, in the aggregate, is in excess of aggregate available capacity under the back-up credit facilities. TXU Corp. has discontinued its commercial paper program.

     TXU Europe has a Euro term loan facility with a commercial bank available only to fund its investment in the Atro Oyj Nordic joint venture. At June 30, 2002, there was (euro)50 million ($50 million) outstanding under this facility at an annual interest rate based on Euribor of 4.4%.

     During the remainder of 2002, TXU Corp. and its subsidiaries will have financing needs to fund ongoing working capital requirements and maturities of long-term debt and to refinance borrowings in connection with the financial restructuring of US Holdings in 2001. TXU Corp. and its subsidiaries have funded or intend to fund these financing needs through the issuance of long-term debt or other securities. Other sources of funding include proceeds from asset sales, issuance of commercial paper, bank borrowings, and loans from other subsidiaries. If these options become unavailable for any reason, TXU Corp. and its subsidiaries could borrow under their credit facilities.

     TXU Corp. and its subsidiaries also from time to time may utilize its short-term facilities to temporarily fund maturities and early redemptions of long-term debt and other securities, as well as short-term requirements. If TXU Corp. and its subsidiaries were unable to access the capital markets to refund these short-term borrowings, additional liquidity sources would be necessary.

     FINANCIAL COVENANTS -- The terms of certain financing arrangements of TXU Corp. and its consolidated subsidiaries contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. TXU Corp. and its subsidiaries have credit rating covenants in certain other financing arrangements and commercial agreements that would affect liquidity in the event of a downgrade to below investment grade status. As of June 30, 2002, TXU Corp. and its subsidiaries were in compliance with all such applicable covenants.

     In July 2002, Moody's announced that it had placed the credit ratings of TXU Europe's debt, currently Baa1, under review for downgrade. Because TXU Europe's rating has been placed on credit watch, the terms of certain lease agreements of power stations required TXU Europe to obtain a letter of credit for (pound)50 million ($77 million) or equivalent collateral to provide additional security. This security is in addition to the (pound)100 million ($153 million) letter of credit already in place. TXU Europe would be required to provide up to an additional (pound)50 million ($76 million) in letters of credit or other collateral in the event of further notifications from the rating agencies of downgrade or review for downgrade below ratings of Baa2 (Moody's) or BBB (S&P). TXU Corp. anticipates that it will provide additional equity capital to TXU Europe later in the year to support the restructuring of long-term power purchase contracts.

     Other agreements of TXU Corp. and its subsidiaries, including certain bank facilities, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of TXU Corp. or its subsidiaries.

     TXU Corp.'s goal is to continue to maintain credit ratings necessary to allow TXU Corp. or its subsidiaries to access the commercial paper market. If TXU Corp. and certain subsidiaries were to experience a substantial downgrade of their respective credit ratings, which they do not anticipate, access to the commercial paper markets could no longer be possible, resulting in the need to borrow under committed bank lines or seek other liquidity sources.

     LEASES -- In February 2002, TXU Corp. sold its interest in its headquarters building in Dallas, Texas for $145 million. Simultaneously with the sale of the property, TXU Corp. entered into a twenty-year lease obligation for the property. At the end of the initial twenty-year term of the lease, TXU Corp. has the right, but not the obligation, to renew the lease for three ten-year renewal terms under which rents will be paid based on then-existing market conditions. The sale was treated as a financing.

     SALE OF RECEIVABLES -- TXU Corp., through its subsidiaries, has certain facilities to provide financing through customer accounts receivable. All of the facilities continually sell customer accounts receivable or undivided interests therein to financial institutions on an ongoing basis to replace those accounts receivable that have been collected.

     Certain subsidiaries of TXU Corp. sell customer accounts receivable to a wholly-owned bankruptcy remote subsidiary of TXU Corp. (TXU Receivables Company) which sells undivided interests in accounts receivable it purchases to financial institutions. As of January 1, 2002, the facility includes TXU Energy Retail Company LP, TXU SESCO Energy Services Company, Oncor and TXU Gas as qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of June 30, 2002, TXU Corp. and its subsidiaries had sold $1.248 billion face amount of receivables to TXU Receivables Company under the program in exchange for cash of $600 million and $636 million in subordinated notes, with $12 million of losses on sales for the six months ended June 30, 2002 principally representing the interest on the underlying financing. These losses approximated 4% of the cash proceeds from the receivables sales on an annualized basis. If the program terminates, cash flows to TXU Corp. and its subsidiaries would temporarily stop until the undivided interests of the financial institutions were repurchased. The level of cash flows would normalize in approximately 16 to 31 days. TXU Business Services, a subsidiary of TXU Corp., services the purchased receivables and is paid a market based servicing fee by TXU Receivables Company. The subordinated notes receivable from TXU Receivables Company represent TXU Corp.'s and its subsidiaries' retained interests in the transferred receivables and are recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the subordinated notes, and are included in accounts receivable in the consolidated balance sheet.

     TXU Europe has facilities with a commercial bank whereby certain subsidiaries of TXU Europe may sell an undivided interest in up to (pound)300 million ($460 million) of electricity and gas receivables and borrow up to an aggregate of (pound)175 million ($268 million), collateralized by future receivables, through a short-term note issue agreement. The program has an overall limit of (pound)300 million ($460 million). As of June 30, 2002, TXU Europe had sold (pound)205 million ($314 million) face amount of receivables under the program. In addition, TXU Europe had borrowed (pound)95 million ($146 million), collateralized by future receivables of that amount, which is reflected as notes payable on the balance sheet. For the six months ended June 30, 2002, debt securitization discounts, which are reflected in interest expense, were (pound)5 million ($7 million) and interest on the short-term loans was (pound)1 million ($2 million). The short-term loans bear interest at an annual rate based on commercial paper rates plus a margin, which was 4.35% at June 30, 2002.

     REGULATORY ASSET SECURITIZATION -- The regulatory settlement plan approved by the Commission provides Oncor with a financing order authorizing it to issue securitization bonds in the aggregate amount of $1.3 billion to monetize and recover generation-related regulatory assets. The settlement plan provides that there will be an initial issuance of securitization bonds in the amount of up to $500 million followed by a second issuance for the remainder after 2003.

     CAPITALIZATION -- External funds of a permanent or long-term nature are obtained through the issuance of common stock, preference and preferred stock, trust securities and long-term debt by TXU Corp. and its subsidiaries. The capitalization ratios of TXU Corp. at June 30, 2002 consisted of 7.1% equity-linked debt securities, 54.1% other long-term debt, 2.7% preferred securities of subsidiary trusts, 2.0% preference and preferred stock, and 34.1% common stock equity.

     REGISTERED FINANCING ARRANGEMENTS -- TXU Corp., US Holdings, TXU Gas and other subsidiaries of TXU Corp. may issue and sell additional debt and equity securities which are currently registered with the SEC for offering pursuant to Rule 415 under the Securities Act of 1933. The possible future issuance and sale: (i) by TXU Corp. of up to an aggregate of $516 million of common stock, preference stock, equity linked debt securities, debt securities and/or preferred securities of subsidiary trusts; (ii) by US Holdings of up to $25 million of Cumulative Preferred Stock and up to an aggregate of $924 million of additional Cumulative Preferred Stock, First Mortgage Bonds, debt securities and/or preferred securities of subsidiary trusts and (iii) by TXU Gas of up to an aggregate of $400 million of debt securities and/or preferred securities of subsidiary trusts are currently registered.

     See Notes 3, 4 and 5 to Financial Statements for further details concerning financing arrangements, capitalization and trust securities.

CONTINGENCIES

     See Note 7 to Financial Statements for discussion of contingencies.

     All exposures related to Enron, other than as discussed in Legal Proceedings in Note 7 to Financial Statements, have been provided for. As disclosed in TXU Corp.'s 2001 Form 10-K, a charge of $22 million (after-tax) was recorded in 2001 for exposures at TXU Europe. In the US, TXU Corp.'s significant activities with Enron were associated with energy trading contracts. These positions were marked to market and resulted in a net liability to Enron of $107 million at December 31, 2001. The net liability at June 30, 2002 was $120 million. All contracts in existence at the date of the Enron bankruptcy have been terminated and are no longer marked to market and have been reclassified to other current liabilities.

REGULATION AND RATES

     US -- On December 31, 2001, US Holdings filed a settlement plan with the Commission, which was approved by the Commission on June 20, 2002. On August 5, 2002, the Commission issued a financing order, pursuant to the settlement plan, authorizing the issuance of securitization bonds. The Commission's approval of the settlement plan is subject to appeal. TXU Corp. is unable to predict when any appeal process related to the Commission's approval of the settlement plan would be concluded or its outcome. If the Commission's approval is upheld, the settlement plan resolves all major pending issues related to US Holdings' transition to competition and will supersede certain ongoing proceedings that are related to the 1999 Restructuring Legislation. The settlement plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related possible fuel adjustments. TXU Corp. recorded the effects of the settlement plan at December 31, 2001, which consisted primarily of adjustments to carrying values of assets and liabilities as of that date affected by the settlement. The projected effects on 2002 and beyond include the effects of settling prior fuel costs, limiting the retail clawback and eliminating the wholesale clawback (discussed in previous disclosures). For additional discussion of the settlement plan and related items, see Note 4 to Financial Statements in TXU Corp.'s 2001 Form 10-K.

     In April 2002, TXU Energy filed a request with the Commission to increase the fuel factor component of its price-to-beat rates. The request, if approved, would increase price-to-beat rates for residential and small commercial customers by approximately 5%. Under Commission rules, affiliated REPs of utilities are allowed to petition the Commission for an increase in the fuel factor component of its price-to-beat rates if the average price of natural gas futures increases more than 4% from the level used to set the previous price-to-beat fuel factor rate. On May 29, 2002, an administrative law judge issued a proposal for decision for consideration by the Commission. TXU Energy is unable to predict the outcome of this proceeding.

     TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. During the first six months of 2002, rate cases supporting $56 million in annualized revenue increases have been filed in 147 cities. Settlements or tentative agreements have been reached with 74 of these cities for annual increases aggregating $9 million. Rate cases have been withdrawn from 23 cities, and 50 cities have declined settlement offers and passed ordinances denying the rate increases. On July 15, 2002, TXU Gas filed an appeal of these cities' actions with the Railroad Commission of Texas (RRC), which represents $25 million of annualized revenue increases. In addition, TXU Gas has filed gas cost reconciliations, covering the period between November 1997 and June 2001, seeking to recover $29 million of under-recovered gas costs. A settlement has been reached and approved by the RRC with respect to $19 million of this amount, while $10 million in under-recovered gas costs remains pending.

     INTERNATIONAL -- Although the energy markets in the UK and Australia are now generally open to competition, there are certain price restrictions on rates that can be charged and other price restrictions for electricity supply businesses. In the UK, the electricity and gas markets are now fully open to competition. Restrictions that affected TXU Europe's electricity supply business were removed in April 2002. TXU Europe's natural gas supply business is not subject to price regulation.

     In Victoria and New South Wales Australia, all electricity customers have had the option to choose their retailer since January 13, 2002, and the gas retail customers in Victoria will have the same option effective October 1, 2002. The Australian government regulates retail prices and has approved a price increase for TXU Australia's electricity retail customers for 2002. TXU Australia is currently under discussion with the government for price increases for TXU Australia's electricity and gas retail customers for 2003.

     TXU Australia's electricity distribution tariffs are effective from January 1, 2001 until at least December 31, 2005, and TXU Australia's gas distribution tariffs are effective until December 31, 2002. The Essential Services Commission (formerly the Office of the Regulator General) issued a draft price determination for the five-year period from 2003 to 2007 on July 4, 2002. According to the draft determination, TXU Australia's gas distribution tariffs for the same period are to be reduced slightly, after allowing for Consumer Price Index increases. The final determination is scheduled to be issued on October 2, 2002.

     SUMMARY -- Although TXU Corp. cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its financial position, results of operations or cash flows.

CHANGES IN ACCOUNTING STANDARDS

     See Note 2 to Financial Statements for discussion of changes in accounting standards.

FORWARD-LOOKING STATEMENTS

     This report and other presentations made by TXU Corp. contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Corp. believes that in making such statements its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Corp.'s 2001 Form 10-K, as well as general industry trends; implementation of the Texas electricity deregulation legislation and other legislation; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; implementation of new accounting standards; commercial paper market and capital market conditions; and access to adequate transmission facilities to meet changing demands; among others, that could cause the actual results of TXU Corp. to differ materially from those projected in such forward-looking statements.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On November 29, 2001, various subsidiaries of Enron Corporation (Enron) went into Administration (bankruptcy) in the UK. Prior to Enron's going into Administration, TXU Europe Energy Trading (TXUEET) had certain energy purchase and sales contracts with Enron, which had been entered into in the ordinary course of business. The terms of these contracts provided that they terminated automatically upon a party going into Administration. Also, on November 29, 2001 just prior to Enron going into Administration, TXUEET received a notice from Enron purporting to terminate these contracts for cause. TXUEET and the Administrator have had discussions regarding potential claims relating to contract termination; in February 2002 TXUEET applied to the High Court in London for permission to seek a judicial determination regarding contract termination and, in March 2002, Enron filed an action in the High Court relating to interpretation of certain other contractual provisions. For the more expeditious and economic resolution of the issue of the contract termination, TXUEET and Enron agreed in May 2002 to Enron initiating proceedings in the High Court to enable the parties to seek a judicial determination regarding contract termination, which action would supersede the previous actions. In June 2002, Enron initiated such action and asked for a declaration that Enron is entitled to payment of the net present value of the contracts or alternatively the market value of the contracts, both for undetermined amounts, or alternatively, relief from forfeiture of the contracts, for an undetermined amount, or in the further alternative, restitution or relief from forfeiture of (pound)55 million ($84 million) previously paid by Enron to TXUEET for value under the contracts. While the outcome of this matter cannot be predicted, TXUEET believes, consistent with the advice of external legal advisors in the UK, that the attempted termination of the contracts by Enron was without substance. Accordingly, TXUEET believes any related claims by Enron are without merit and intends to vigorously defend this suit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         TXU Corp. held its Annual Meeting of Shareholders on May 10, 2002. The following items were presented to shareholders with the following results:

                                                                                Votes
                                                             Votes           Withheld or
                                                             For               Against        Abstentions
                                                          -----------        -----------      -----------
     Election of Directors:
         Derek C. Bonham.........................         230,350,142          3,391,305             None
         J.S. Farrington.........................         231,216,220          2,525,227             None
         William M. Griffin......................         229,591,338          4,150,109             None
         Kerney Laday............................         230,512,179          3,229,268             None
         Jack E. Little..........................         229,847,250          3,894,197             None
         Margaret N. Maxey.......................         230,908,079          2,833,368             None
         Erle Nye................................         231,032,280          2,709,167             None
         J.E. Oesterreicher......................         229,854,627          3,886,820             None
         Charles R. Perry........................         229,685,083          4,056,364             None
         Herbert H. Richardson...................         231,096,724          2,644,723             None

     Approval of Amendment to
      Restated Articles of Incorporation
      for Authority for a Stock Split............         231,122,433          1,031,553        1,587,461

     Reapproval of the Long-Term
      Incentive Compensation Plan,
      as Amended.................................         218,076,764         12,285,927        3,378,756

     Selection of Deloitte & Touche LLP
      as Independent Auditors....................         224,601,652          7,496,910        1,642,885

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits filed as part of Part II are:

       4(a) Indenture (For Unsecured Debt Securities Series M), dated as of June 1, 2002, between TXU Corp. and The Bank of New York.

       4(b) Officers' Certificate, dated June 5, 2002, establishing the terms of the Series M Senior Notes.

       4(c) Purchase Contract Agreement, dated as of June 1, 2002, between TXU Corp. and The Bank of New York, as Purchase Contract Agent and Trustee with respect to TXU Corp.'s issuance of equity-linked securities.

       4(d) Pledge Agreement, dated as of June 1, 2002, among TXU Corp., JPMorgan Chase Bank, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York as Purchase Contract Agent with respect to equity-linked securities.

       10(a) $400,000,000 Credit Agreement, dated as of July 15, 2002, among TXU US Holdings Company, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Securities, Inc.

       10(b) $1,400,000,000 Five-Year Third Amended and Restated Competitive Advance and Revolving Facility Agreement, dated as of July 31, 2002, among TXU US Holdings Company, JPMorgan Chase Bank, as Administrative Agent and Competitive Advance Facility Agent, J.P. Morgan Securities, Inc., Bank of America, N.A. and Citibank, N.A.

       15 Letter from Independent Accountants as to Unaudited Interim Financial Information.

       99.1 Condensed Statements of Consolidated Income - Twelve Months Ended June 30, 2002.

       99.2      Chief Executive Officer Certification.

       99.3      Chief Financial Officer Certification.

    (b)  Reports on Form 8-K filed since March 31, 2002:

                  Date of Report            Item Reported
                  --------------            -------------

                  July 15, 2002             Item 5.  Other Events and
                                                     Regulation FD Disclosure.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                     TXU CORP.


                                        By       /s/ Biggs C. Porter
                                          ----------------------------------

                                                     Biggs C. Porter
                                                 Controller and Principal
                                                    Accounting Officer


Date:  August 14, 2002