Form 10-Q
period 2002-09-30
TXU CORP /TX/
filed 2002-11-14
CIK 1023291

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

          ( / ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                              ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /   No____
                                      ---

Common Stock outstanding at November 8, 2002: 287,136,570 shares, without par value.

================================================================================

TABLE OF CONTENTS
--------------------------------------------------------------------------------

Part I. Financial Information                                                            Page
                                                                                         ----
      Item 1. Financial Statements

              Condensed Statements of Consolidated Income -
              Three and Nine Months Ended September 30, 2002 and 2001 ...............      1

              Condensed Statements of Consolidated Comprehensive Income -
              Three and Nine Months Ended September 30, 2002 and 2001 ...............      2

              Condensed Statements of Consolidated Cash Flows -
              Nine Months Ended September 30, 2002 and 2001 .........................      3

              Condensed Consolidated Balance Sheets -
              September 30, 2002 and December 31, 2001 ..............................      4

              Notes to Financial Statements .........................................      5

              Independent Accountants' Report .......................................     26

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations .............................................     27

      Item 3. Quantitative and Qualitative Disclosures About Market Risk ............     59

      Item 4. Controls and Procedures ...............................................     60

Part II. Other Information

      Item 1. Legal Proceedings .....................................................     61

      Item 6. Exhibits and Reports on Form 8-K ......................................     62

Signature ...........................................................................     63

Certifications ......................................................................     64

                                      (i)

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           TXU CORP. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                                    Three Months Ended          Nine Months Ended
                                                                                       September 30,               September 30,
                                                                                    ------------------          -----------------
                                                                                    2002         2001           2002         2001
                                                                                    ----         ----           ----         ----
                                                                                     Millions of Dollars, Except per Share Amounts
Operating revenues (Note 2) .....................................................    $  4,276     $  3,967     $ 11,925     $ 12,393
                                                                                     --------     --------     --------     --------
Operating expenses
  Energy purchased for resale,fuel consumed and delivery costs (Note 2) .........       2,384        1,903        6,303        6,586
  Operation and maintenance .....................................................         853        1,011        2,516        2,502
  Depreciation and other amortization ...........................................         244          245          716          750
  Goodwill amortization .........................................................          --           56           --          165
  Taxes other than income .......................................................         173          195          534          577
                                                                                     --------     --------     --------     --------
     Total operating expenses ...................................................       3,654        3,410       10,069       10,580
                                                                                     --------     --------     --------     --------
Operating income ................................................................         622          557        1,856        1,813

Other income ....................................................................          33           10           65          125

Other deductions ................................................................          31           60           86          119

Interest income .................................................................           8           48           31          121

Interest expense and other charges ..............................................         301          384          892        1,176
                                                                                     --------     --------     --------     --------
Income from continuing operations before income taxes and
   extraordinary items ..........................................................         331          171          974          764

Income tax expense (benefit) ....................................................         104         (168)         274           17
                                                                                     --------     --------     --------     --------
Income from continuing operations before extraordinary items ....................         227          339          700          747

Loss on discontinued operations, net of tax effect (Note 1) .....................         (15)          --          (15)          --

Extraordinary items, net of tax effect ..........................................          (1)          --          (18)          --
                                                                                     --------     --------     --------     --------
Net income ......................................................................         211          339          667          747

Preference stock dividends ......................................................           5            5           16           16
                                                                                     --------     --------     --------     --------
Net income available for common stock ...........................................    $    206     $    334     $    651     $    731
                                                                                     ========     ========     ========     ========

Average shares of common stock outstanding (millions) ...........................         282          260          272          258

Per share of common stock:
 Basic and diluted earnings
  Income from continuing operations before extraordinary items ..................    $   0.78     $   1.28     $   2.52     $   2.83
  Loss on discontinued operations, net of tax effect ............................    $  (0.05)    $     --     $  (0.05)    $     --
  Extraordinary items, net of tax effect ........................................    $     --     $     --     $  (0.07)    $     --
  Net income available for common stock .........................................    $   0.73     $   1.28     $   2.40     $   2.83
 Dividends declared .............................................................    $   0.60     $   0.60     $   1.80     $   1.80


See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                        Three Months Ended         Nine Months Ended
                                                                                            September 30,            September 30,
                                                                                        ------------------         -----------------
                                                                                        2002          2001         2002        2001
                                                                                        ----          ----         ----        ----
                                                                                                     Millions of Dollars
Income from continuing operations before extraordinary items ...................       $ 227        $ 339        $ 700        $ 747
                                                                                       -----        -----        -----        -----
Other comprehensive income (loss)--
    Net change during period, net of tax effects
        Cumulative foreign currency translation adjustments ....................          47          127          297         (120)
        Investments classified as available for sale:
             Unrealized holding gains (net of tax expense of $24) ..............           -            -            -           55
             Reclassification  of net  gain  realized  on sale of
             investments to other income (net of tax benefit of $22) ...........           -            -            -          (52)
        Cash flow hedges:
             Cumulative  transition  adjustment  as of January 1, 2001
               (net of tax benefit of $58) .....................................           -            -            -         (132)
             Net change in fair value of derivatives
               (net of tax benefit of $25, $19, $122 and $58) ..................         (61)         (43)        (236)        (132)
             Amounts realized in earnings during the period
               (net of tax expense of $5, $14, $64 and $65) ....................          27           36          144          155
                                                                                       -----        -----        -----        -----
                       Total ...................................................          13          120          205        $(226)
                                                                                       -----        -----        -----        -----

Comprehensive income from continuing operations ................................         240          459          905          521
                                                                                       -----        -----        -----        -----

Loss on discontinued operations, net of tax effect .............................         (15)           -          (15)           -
Extraordinary items, net of tax effect .........................................          (1)           -          (18)           -
                                                                                       -----        -----        -----        -----
Comprehensive income ...........................................................       $ 224        $ 459        $ 872        $ 521
                                                                                       =====        =====        =====        =====


See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                     -----------------
                                                                                      2002       2001
                                                                                      ----       ----
                                                                                     Millions of Dollars
Cash flows - operating activities
     Net income ..................................................................   $   667    $   747
     Adjustments to reconcile net income to cash provided by operating activities:
         Loss on discontinued operations, net of tax effect ......................        15         --
         Extraordinary items, net of tax effect ..................................        18         --
         Depreciation and amortization ...........................................       791      1,011
         Deferred income taxes and investment tax credits - net ..................       140       (265)
         Loss/(Gain) from sales of  assets .......................................       (30)       148
         Net effect of unrealized mark-to-market valuation gains .................       (43)      (341)
         Equity in losses of affiliates and joint ventures .......................        32         36
         Other ...................................................................        45        116
    Changes in operating assets and liabilities ..................................      (682)       155
                                                                                     -------    -------
                  Cash provided by operating activities ..........................       953      1,607
                                                                                     -------    -------

Cash flows - financing activities

    Issuances of securities:
        Long-term debt ...........................................................     3,842      1,580
        Common stock .............................................................       717        353
    Retirements/repurchases of securities:
        Long-term debt ...........................................................    (3,761)    (2,285)
        Common stock .............................................................        --        (44)
    Change in notes payable:
        Commercial paper .........................................................       284       (352)
        Banks ....................................................................    (1,859)        55
    Cash dividends paid:
        Common stock .............................................................      (496)      (463)
        Preference stock .........................................................       (16)       (16)
    Debt premium, discount, financing and reacquisition expenses .................      (107)       (21)
                                                                                     -------    -------
                  Cash used in financing activities ..............................    (1,396)    (1,193)
                                                                                     -------    -------

Cash flows - investing activities
    Capital expenditures .........................................................      (840)    (1,186)
    Acquisitions of businesses ...................................................      (606)      (230)
    Proceeds from sale of assets .................................................     1,354        755
    Nuclear fuel .................................................................       (51)       (11)
    Other ........................................................................       (47)       (62)
                                                                                     -------    -------
                 Cash used in investing activities ...............................      (190)      (734)
                                                                                     -------    -------

Effect of exchange rates on cash and cash equivalents ............................        65        (12)
                                                                                     -------    -------

Net change in cash and cash equivalents ..........................................      (568)      (332)

Cash and cash equivalents - beginning balance ....................................     1,161      1,039
                                                                                     -------    -------

Cash and cash equivalents - ending balance .......................................   $   593    $   707
                                                                                     =======    =======

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                              September 30,  December 31,
                                                                                                  2002           2001
                                                                                              -------------  ------------
                                                  ASSETS                                         Millions of Dollars

Current assets
      Cash and cash equivalents .............................................................   $   593        $ 1,161
      Accounts receivable ...................................................................     3,057          2,555
      Inventories -- at average cost ........................................................       571            522
      Prepayments ...........................................................................       255            370
      Commodity contract assets .............................................................     1,779          1,680
      Other current assets ..................................................................       307            253
                                                                                                -------        -------
              Total current assets ..........................................................     6,562          6,541
                                                                                                -------        -------

Investments
      Restricted cash .......................................................................       633            520
      Other investments .....................................................................     1,691          1,586
Property, plant and equipment -- net ........................................................    20,949         22,480
Goodwill ....................................................................................     7,671          7,247
Regulatory assets -- net ....................................................................     1,817          1,734
Commodity contract assets ...................................................................     1,106            795
Cash flow hedges and other derivative assets ................................................       458            448
Deferred debits and other assets ............................................................       957            881
                                                                                                -------        -------

              Total assets ..................................................................   $41,844        $42,232
                                                                                                =======        =======

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Notes payable
              Commercial paper ..............................................................   $ 1,144        $   853
              Banks .........................................................................       509          2,369
      Long-term debt due currently ..........................................................     1,695          1,308
      Accounts payable ......................................................................     2,447          2,466
      Commodity contract liabilities ........................................................     1,563          1,545
      Other current liabilities .............................................................     1,644          1,440
                                                                                                -------        -------
              Total current liabilities .....................................................     9,002          9,981
                                                                                                -------        -------

Accumulated deferred income taxes ...........................................................     3,500          3,708
Investment tax credits ......................................................................       459            479
Commodity contract liabilities ..............................................................       722            521
Cash flow hedges and other derivative liabilities ...........................................       672            317
Other deferred credits and noncurrent liabilities ...........................................     2,508          2,221
Long-term debt, less amounts due currently ..................................................    14,830         16,173

Mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated company
      TXU Corp. obligated ...................................................................       368            368
      Subsidiary obligated ..................................................................       147            147
Preferred securities of subsidiary perpetual trust of TXU Europe ............................       150            150
Preferred stock of subsidiaries
      Not subject to mandatory redemption ...................................................       190            190
      Subject to mandatory redemption .......................................................        21             21

Contingencies (Note 8)

Shareholders' equity (Note 5) ...............................................................     9,275          7,956
                                                                                                -------        -------

              Total liabilities and shareholders' equity ....................................   $41,844        $42,232
                                                                                                =======        =======

  See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.    BUSINESS

      TXU Corp. is an energy services company that engages in electricity generation, wholesale energy sales, trading and risk management activities, retail energy sales, energy delivery, other energy-related services and, through a joint venture, telecommunications services. TXU Corp. is a holding company whose principal United States (US) operations are conducted through TXU US Holdings Company (US Holdings, formerly TXU Electric Company) and TXU Gas Company (TXU Gas). TXU Corp.'s principal international operations are conducted through TXU Australia Holdings Limited Partnership (TXU Australia) and have also been conducted through TXU Europe Limited (TXU Europe).

      Exit of TXU Europe Business - In October 2002, TXU Corp. made a determination to exit its TXU Europe business. See Note 3 regarding recent events related to TXU Europe.

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

      At December 31, 2001, TXU Corp. had five reportable operating segments as reflected in TXU Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (2001 Form 10-K). Concurrent with TXU Corp.'s reorganization as of January 1, 2002, TXU Corp. realigned its operations into three reportable segments: North America Energy, North America Energy Delivery and International Energy, effective with reporting of 2002 results. (See Note 9 for further information concerning reportable business segments.)

      Discontinued Operations -- TXU Corp. intends to sell its 60% interest in a gas distribution business in Mexico and recorded a charge of $15 million after-tax in the third quarter of 2002 to write-down its investment in the business. The charge was reported as discontinued operations.

      Business Acquisitions and Dispositions -- On October 21, 2002, TXU Europe sold certain of its operations, including the retail electric and gas business in the United Kingdom (UK) and certain generation plants in the UK, to Powergen UK plc (Powergen), a unit of Germany's E.ON AG, for approximately $2.1 billion in cash. See Note 3 regarding recent events related to TXU Europe.

      On April 24, 2002, TXU Energy acquired a cogeneration and wholesale energy production business in New Jersey for $36 million in cash. The acquisition included a 122 megawatt combined-cycle power production facility and various contracts, including electric supply and gas transportation agreements.

      Generation Plant Acquisitions and Dispositions -- On May 31, 2002, TXU Energy acquired a 260 megawatt combined-cycle power production facility in northwest Texas through a settlement agreement which dismissed a lawsuit previously filed related to the plant, and included a nominal cash payment. TXU Energy previously purchased all of the electrical output of this plant under a long-term contract.

      On April 25, 2002, TXU Energy completed the sale of its Handley and Mountain Creek generating plants in the Dallas-Fort Worth area with total plant capacity of 2,334 megawatts for $443 million in cash, including the assumption of an above-market price tolling agreement with a fair value of $190 million reflected in other liabilities. The tolling agreement provides for TXU Energy to purchase power during summer months for the next five years. A pretax gain on the sale of $146 million, net of the effects of the above-market tolling agreement, was deferred and included in other liabilities, and is being recognized in other income during summer months over the five-year term of the tolling agreement.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation -- The condensed consolidated financial statements of TXU Corp. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP) and, except for reclassifications made in accordance with the Emerging Issues Task Force (EITF) Issue 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" and the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" discussed below, on the same basis as the audited financial statements included in its 2001 Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The results of operations for an interim period may not give a true indication of results for a full year. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and tables in the notes, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

      The financial information of TXU Europe has been included in the consolidated results of TXU Corp. on the basis that TXU Europe was a continuing operation of TXU Corp. as of September 30, 2002. However, as a result of the events subsequent to September 30, 2002, TXU Corp. has made a determination to exit the TXU Europe operations. TXU Corp. expects to report the results of TXU Europe as discontinued operations beginning in the fourth quarter of 2002.

      Changes in Accounting Standards -- In June 2002, the EITF reached a consensus on certain aspects of Issue 02-3 regarding the presentation of trading activities in the statement of income. The new rules were effective for TXU Corp. on July 1, 2002, and require that all trading contracts, whether or not physically settled, be recorded net upon settlement, rather than gross as a sale and cost of sale. TXU Corp. has historically recorded financial contracts net, but has recorded those contracts that provide for physical delivery gross upon settlement. Prior period amounts have been reclassified to conform to this new reporting requirement. The table below summarizes the impact on TXU Corp.'s operating revenues and energy purchased for resale, fuel consumed and delivery costs of the new reporting requirements. Transactions affected by the new reporting requirements represent contracts that provided for physical delivery but were settled financially without delivery, as well as contracts physically settled but classified as trading activities. The new reporting requirements have no impact on TXU Corp.'s gross margin, net income or cash provided by operating activities.

                                                                        Three Months Ended   Nine Months Ended
                                                                          September 30,         September 30,
                                                                        ------------------   -----------------
                                                                         2002        2001      2002      2001
                                                                         ----        ----      ----      ----
                                                                                  Millions of Dollars

Operating revenues before reclassification ...........................  $9,582      $6,603   $24,884   $21,105
Less: Energy purchased for resale, fuel consumed and delivery
      costs netted with revenues .....................................   5,306       2,636    12,959     8,712
                                                                        ------      ------   -------   -------
Operating revenues after reclassification ............................  $4,276      $3,967   $11,925   $12,393
                                                                        ======      ======   =======   =======

Energy purchased for resale, fuel consumed and delivery costs
       before reclassification .......................................  $7,690      $4,539   $19,262   $15,298
Less: Energy purchased for resale, fuel consumed and delivery
      costs netted with revenues .....................................   5,306       2,636    12,959     8,712
                                                                        ------      ------   -------   -------
Energy purchased for resale, fuel consumed and delivery costs
      after reclassification .........................................  $2,384      $1,903   $ 6,303   $ 6,586
                                                                        ======      ======   =======   =======

      On October 25, 2002, the EITF rescinded EITF Consensus No. 98-10, which required mark-to-market accounting for all trading activities. Pursuant to this rescission, only contracts that are derivatives under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" will be subject to mark-to-market accounting. Trading contracts that may not be derivatives under SFAS No. 133 consist primarily of gas storage, power tolling, full requirements and capacity contracts. This new accounting rule will be effective for new contracts entered into after October 25, 2002. The cumulative effect of the change on all existing contracts will be recorded no later than the first quarter of 2003. TXU Corp. has not determined the impact this change in accounting method will have on its results of operations.

      SFAS No. 142 became effective for TXU Corp. on January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units, and the discontinuance of goodwill amortization. The amortization of TXU Corp.'s existing goodwill ($220 million annually) ceased effective January 1, 2002.

      In addition, SFAS No. 142 required completion of a transitional goodwill impairment test within six months from the date of adoption. It established a new method of testing goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. TXU Corp. completed the transitional impairment test in the second quarter of 2002, the results of which indicated no impairment of goodwill. The annual impairment test date will be as of October 1 each year.

      The table below reflects what reported income from continuing operations and net income (including basic and diluted earnings per share amounts) would have been in the 2001 periods, exclusive of goodwill amortization expense recognized in those periods compared to the 2002 periods.

                                                                        Three Months Ended       Nine Months Ended
                                                                           September 30,           September 30,
                                                                        ------------------       --------------------
                                                                          2002      2001           2002      2001
                                                                        --------  --------       --------   ---------
                                                                        Millions of Dollars, Except per Share Amounts
Reported income from continuing operations .....................        $    227  $    339       $    700   $     747
Add back:  goodwill amortization ...............................              --        56             --         165
                                                                        --------  --------       --------   ---------
Adjusted income from continuing operations .....................             227       395            700         912
Loss on discontinued operations, net of tax effect .............             (15)       --            (15)         --
Extraordinary items, net of tax effect .........................              (1)       --            (18)         --
                                                                        --------  --------       --------   ---------
Adjusted net income ............................................             211       395            667         912
Preference stock dividends .....................................               5         5             16          16
                                                                        --------  --------       --------   ---------
Adjusted net income available for common stock..................        $    206  $    390       $    651   $     896
                                                                        ========  ========       ========   =========

Basic and diluted earnings per share:
Reported income from continuing operations .....................        $   0.78  $   1.28       $   2.52   $    2.83
Add back:  goodwill amortization ...............................              --      0.22             --        0.64
                                                                        --------  --------       --------   ---------
Adjusted income from continuing operations .....................            0.78      1.50           2.52        3.47
Loss on discontinued operations, net of tax effect .............           (0.05)       --          (0.05)         --
Extraordinary items, net of tax effect .........................              --        --          (0.07)         --
                                                                        --------  --------       --------   ---------
Adjusted net income available for common stock-basic ...........        $   0.73  $   1.50       $   2.40   $    3.47
                                                                        ========  ========       ========   =========
Adjusted net income available for common stock-diluted .........        $   0.73  $   1.49       $   2.40   $    3.47
                                                                        ========  ========       ========   =========

      SFAS No. 143, "Accounting for Asset Retirement Obligations," will be effective on January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. SFAS No. 143 also requires additional disclosures. TXU Corp. will change its reporting for nuclear decommissioning costs to conform to the new standard, as well as conform its accounting for all other asset retirement obligations to the new standard effective with 2003 reporting.

      SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for long-lived assets to be disposed of by sale, resolves significant implementation issues related to SFAS No. 121 and establishes new rules for reporting of discontinued operations.

      SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued in April 2002 and will be effective on January 1, 2003. One of the provisions of this statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4 will be reclassified if it does not meet the criteria of an extraordinary item as defined by Accounting Principles Board Opinion 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

      SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002 and will be effective on January 1, 2003. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value.

      For accounting standards not yet adopted or implemented, TXU Corp. is evaluating the potential impact on its financial position and results of operations.

      Earnings Per Share -- Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the period reported. Diluted earnings per share include the effect of potential issuances of common shares resulting from the assumed exercise of all outstanding stock options and settlement of dilutive forward stock purchase agreements. TXU Corp. has outstanding certain instruments that may be settled with common stock that are considered in computing diluted earnings per share. The number of shares of common stock added to the average shares outstanding for the purpose of calculating diluted earnings per share was 137,485 and 275,556 for the three months ended September 30, 2002 and 2001, respectively, and 215,429 and 248,233 for the nine months ended September 30, 2002 and 2001, respectively.

      During 2002, TXU Corp. also had outstanding certain common stock forward purchase contracts related to the equity-linked debt securities issued in 1998 that were settled with common stock in August 2002. On August 13, 2002, a remarketing of the debt component of the equity-linked debt securities did not occur as contemplated by its terms. As a result, TXU Corp. retained and canceled a portion ($238 million) of the associated notes in satisfaction of the holders' obligations under the common stock forward purchase contracts (see Note 4).

3.  SUBSEQUENT EVENTS RELATED TO TXU EUROPE

      Difficult Operating Environment in the UK -- On October 4, 2002, TXU Corp. announced that it was reducing earnings expectations for 2002 and 2003 due primarily to continued pressure on operating results in the UK. A significant decrease in wholesale power prices and low price volatility, due in part to milder than normal weather, had led to continuing declines in profitability and cash flows from TXU Europe's upstream electricity generation assets and short-term wholesale trading activities. In addition, TXU Europe's ability to enter into structured transactions (long-term trades) had been considerably reduced because of depressed market activity and lack of available counterparties due to energy sector-wide credit concerns. A significant portion of TXU Europe's retail power load in the UK was satisfied with long-term agreements that obligated TXU Europe to purchase power at prices considerably in excess of current wholesale market prices. These comparatively high power purchase costs, combined with increased competition and associated customer attrition, had resulted in reduced profitability and cash flows from TXU Europe's retail electric business. TXU Europe's planned actions to address the situation included restructuring the power purchase agreements and physical generation positions in the UK, ceasing acquisition and other developmental activities, reducing administrative costs and enhancing retail margins.

      Market Reaction and TXU Corp.'s Response -- Prior to TXU Corp.'s October 4 announcement, concerns were already prevalent in US financial markets regarding financial performance of the US energy sector. Subsequent to TXU Corp.'s October 4 announcement, concerns also arose in the financial markets regarding the liquidity of TXU Corp.'s North American and Australian operations.

      TXU Corp. has taken the following actions to address the US financial markets' concern about liquidity and to strengthen its credit position:

    . Reduced its common stock dividend by 80 percent to an annual indicated rate of $.50 per share effective with the dividend payable in January 2003
    .     Significantly reduced planned capital expenditures in all its businesses
    . Reversed previous plans to support TXU Europe with up to $700 million in capital contributions
    . Eliminated by amendment the cross-default provision in a US financing arrangement that would have been triggered by a TXU Europe default (TXU Australia's financing arrangements have no cross-default provision that would have been triggered by a TXU Europe default.)
    .     Drew $2.6 billion in cash on its US revolving credit facilities
    . On October 30, 2002, entered into a commitment for a secured credit facility of up to $1 billion at Oncor. The facility is intended to fund interim refinancings of approximately $700 million of maturities should market conditions not support a timely, cost effective refinancing. The balance will be available for general corporate purposes at Oncor.

      The actions to reduce the common stock dividend and capital expenditures will result in estimated annual cash savings of $850 to $950 million, which is intended to be used for debt reduction.

      Following the announcement of these actions, between October 4 and October 14, 2002, the major credit rating agencies downgraded TXU Europe's credit ratings to below investment grade. Credit ratings for TXU Corp and its US and Australian subsidiaries remain investment grade.

      Impact of Credit Rating Downgrades on TXU Europe -- The downgrades of credit ratings to below investment grade have resulted in a number of potential demands on TXU Europe's liquidity. These demands are in certain cases at the discretion of TXU Europe's counterparties and include additional cash or letter of credit collateral requirements and repayment of indebtedness under various financing and other contractual arrangements. Certain of these collateral requirements relate to wholesale trading, further limiting these activities. In addition, events of default have occurred under certain of these arrangements, and several financing agreements contain cross-default provisions that accelerate repayment of borrowings. The effect of these developments on liquidity is significant, and TXU Europe has entered into negotiations with its creditors regarding these matters.

     Sale of Certain TXU Europe Operations-- On October 14, 2002, TXU Corp. announced that TXU Europe was offering for sale all or portions of its business. Such action effectively represented a determination by TXU Corp. to exit all of its operations in Europe.

     On October 21, 2002, TXU Europe sold certain of its operations to Powergen, a unit of Germany's E.ON AG, for approximately $2.1 billion ((pound)1.37 billion) in cash.

     Concurrently, Powergen terminated the accounts receivable securitization program, under which TXU Europe had been selling its trade accounts receivable, for approximately $390 million ((pound)250 million), effectively buying back the receivables from the participating financial institution.

     The operations sold include: (a) the retail electric and gas business in the UK, consisting of 5.3 million residential, commercial and industrial customers, and (b) three power plants representing a total of 2.9 gigawatts of coal-fired generation capacity and a combined heat and power plant, all in the UK. The sale and purchase agreement also provides for the transfer of approximately 1,900 employees in the UK to Powergen and the assumption by Powergen of the associated pension obligations.

     After the sale, TXU Europe continues to retain: (a) its energy trading assets and liabilities; (b) several long-term power purchase agreements in the UK; (c) operations in Germany consisting of a national retail energy provider with 200,000 customers, as well as majority interests in two businesses providing power, gas, heating and water services: the city utility in Kiel (51% owned) with 250,000 customers and the city utility in Braunschweig (74.9% owned) with 210,000 customers; (d) operations in Scandinavia consisting of an 80% owned wholesale power business in Finland, selling over four terawatt hours of electricity annually, a 45% interest in an electricity distribution business in Finland with access to 90,000 customers and a retail energy business with 80,000 customers in Norway; and (e) two combined heat and power plants in the UK and interests in various renewable energy projects, mostly wind farms.

     TXU Europe and its subsidiaries have not entered into formal administration processes in the UK (similar to bankruptcy proceedings in the US). However, consistent with UK law, these remaining operations are being managed by the directors of TXU Europe for the benefit of the creditors of TXU Europe and its subsidiaries. The sales proceeds discussed above, as well as any other proceeds that may be realized, will not be available to TXU Corp.

     In consideration of the above events and changes in circumstances regarding TXU Corp.'s control of the operating activities of TXU Europe, TXU Corp. is required to perform an impairment test of goodwill and other assets of TXU Europe, in accordance with accounting rules. TXU Corp. expects to record an estimated charge of approximately $4.2 billion in the fourth quarter of 2002, consisting primarily of the write-off of its investment in TXU Europe ($3.7 billion as of September 30, 2002). The charge also includes the write-off of receivables due from TXU Europe and amounts previously recorded in other comprehensive income, consisting primarily of the cumulative translation loss associated with TXU Europe, as well as certain anticipated income tax and other obligations related to the exiting of the European operations. This charge is before consideration of any income tax deduction with respect to the tax basis ($3.4 billion) of TXU Corp.'s investment in TXU Europe, as well as certain income tax contingencies, as such matters continue to be under review. TXU Corp. has no intention to continue to fund the operations or any obligations of TXU Europe beyond its investment balance.

      The following condensed consolidated pro forma financial information of TXU Corp. has been prepared to give effect to the exiting of the TXU Europe operations:

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                         --------------------
                                                                                          2002         2001
                                                                                         ------      --------
                                                                                         Millions of Dollars,
                                                                                              Except Per
                                                                                            Share Amounts

    Operating revenues .............................................................     $7,873      $ 7,896
    Operating income ...............................................................     $1,651      $ 1,528
    Income from continuing operations before extraordinary items ...................     $  703      $   557
       Per share (after preference stock dividends)-- basic and diluted ............     $ 2.53      $  2.10

      Previous TXU Europe Acquisitions and Dispositions -- On July 1, 2002, TXU Europe acquired a majority interest in Braunschweiger Versorgungs-Aktiengesellschaft (BVAG), an electricity, gas, heating and water supplier for 210,000 residential, commercial and industrial customers in the German city of Braunschweig, for $400 million in cash. In March 2002, TXU Europe acquired the UK energy retail and trading business of Amerada Hess, which included over 400,000 residential energy and telecommunication accounts, a commercial and industrial natural gas retail operation with 63 billion cubic feet (Bcf) in annual sales volumes and wholesale gas marketing operations, for $168 million in cash.

      In January 2002, TXU Europe completed the sale of its UK electricity distribution (networks) business, including its 50% interest in the 24seven joint venture, to London Electricity Group plc (LE Group) for $1.8 billion, consisting of net cash proceeds of $712 million (used to repay debt) and the assumption by LE Group of $1.1 billion aggregate principal amount of debt. TXU Europe recorded a loss on the sale of the networks business of $125 million ($88 million after-tax), after transaction costs, in the fourth quarter of 2001.

     4.   FINANCING ARRANGEMENTS

          TN41 Credit Facilities -- TXU Corp. and its US and Australian subsidiaries have credit facilities (some of which provide for long-term borrowings) available as follows:

                                                                                              Credit Facilities
                                                                          ---------------------------------------------------------
                                                                                    At September 30, 2002    At November 5, 2002(a)
                                                                                    ---------------------    ----------------------
                                                                                    Letters                  Letters
                                                          Authorized      Facility    of          Cash         of          Cash
Facility                                 Expiration Date  Borrowers        Limit    Credit     Borrowings    Credit     Borrowings
--------                                 ---------------  ---------       -------   ------     ----------    ------     ----------
                                                                                          (Millions of dollars)
364-Day Revolving Credit Facility        April 2003       US Holdings,
                                                            TXU Energy,
                                                            Oncor         $ 1,000   $   81      $     --     $   88      $   912
Five-Year Revolving Credit Facility(b)   February 2005    US Holdings       1,400      462            --        461          939
Three-Year Revolving Credit Facility     May 2005         TXU Corp.           500                    350         --          500

Standby Liquidity Facility               November 2002    US Holdings         400       --            --         --          400
Standby Liquidity Facility               November 2002    US Holdings,
                                                            TXU Energy,
                                                            Oncor             400       --            --         --          400
                                                                          -------   ------      --------     ------      -------
      Total US (c)                                                        $ 3,700   $  543      $    350     $  549      $ 3,151

Senior Facility                          October 2004     TXU Australia   $   962   $   --      $    815     $   --      $   879
Working Capital Facility                 October 2002     TXU Australia        54       --            --         --           --
                                                                          -------   ------      --------     ------      -------
      Total Australia (d)                                                 $ 1,016   $   --      $    815     $   --      $   879

     (a) On October 15, 2002, US Holdings and TXU Energy borrowed approximately $2.6 billion in cash against their available credit facilities. These funds and other available cash will be used, in part, to repay outstanding commercial paper. (See Note 3 - Subsequent Events Related to TXU Europe.)
     (b) In February 2002, TXU Gas was removed as a borrower under this facility. TXU Corp. was removed as a borrower under this facility effective July 31, 2002.
     (c)  Supported commercial paper borrowings.
     (d) Supports commercial paper borrowings, which were $63 million and $36 million at September 30, 2002 and November 5, 2002, respectively.

               On October 30, 2002, Oncor entered into a commitment for a secured credit facility of up to $1 billion. The facility is intended to fund interim refinancings of approximately $700 million of maturing secured debt should market conditions not support a timely, cost effective refinancing. The balance will be available for general corporate purposes at Oncor.

               In July 2002, US Holdings entered into the $400 million Standby Liquidity Facility that terminates no later than November 30, 2002. In August 2002, US Holdings, TXU Energy and Oncor entered into the joint $400 million Standby Liquidity Facility that also expires November 30, 2002. Borrowings of $800 million against these facilities are expected to be repaid no later than the expiration date.

               In May 2002, TXU Corp. entered into the $500 million three-year revolving credit facility with a group of banks that terminates May 1, 2005. This facility is used for working capital and general corporate purposes.

               In April 2002, US Holdings, TXU Energy and Oncor entered into the joint $1.0 billion 364-day revolving credit facility with a group of banks that terminates in April 2003 but can be extended for one year. This facility is used for working capital and general corporate purposes. Up to $1.0 billion of letters of credit may be issued under the facility. This facility and the $500 million three-year revolving credit facility described above replaced the TXU Corp. and US Holdings $1.4 billion 364-day revolving credit facility that expired in April 2002.

               In the second quarter of 2002, each of TXU Energy and Oncor began issuing commercial paper to fund its short-term liquidity requirements. The commercial paper programs allow each of TXU Energy and Oncor to issue up to $2.4 billion and $1.0 billion of commercial paper, respectively. At September 30, 2002, each of the US credit facilities listed above provided back-up for outstanding commercial paper under the Oncor and TXU

Energy programs. The TXU Corp. commercial paper program was discontinued in July 2002, and at that time, TXU Corp. was removed as a borrower under the $1.4 billion Five-Year Revolving Credit Facility. As of September 30, 2002, total outstanding commercial paper under these programs was $1.1 billion. Concurrent with events in October 2002, as described in Note 3, US commercial paper markets became inaccessible. Existing borrowings under the program are being repaid upon maturity. Commercial paper borrowings are expected to resume as market concerns regarding the liquidity of TXU Corp. and its US subsidiaries are mitigated.

      All of the credit facilities discussed above, with the exception of the Oncor commitment dated October 30, 2002, are included in the credit facilities table above. Excluded from the credit facilities table is the revolving credit facility of TXU Europe. As of September 30, 2002, the outstanding borrowings under this facility were (pound)673 million ($1,051 million). (See Note 3 regarding subsequent events related to TXU Europe.)

      Long-Term Debt -- At September 30, 2002 and December 31, 2001, total long-term debt of TXU Europe included in the balance sheet was $4.7 billion and $5.7 billion, respectively. (See Note 3 for further discussion.)

     On October 15, 2002, TXU Gas exercised its right to redeem $200 million aggregate principal amount of Putable Asset Term Securities (PATS notes) that would have matured on October 15, 2012 for a cash premium of $35 million ($23 million after-tax), which will be recognized as an extraordinary debt extinguishment loss by TXU Corp. in the fourth quarter of 2002. TXU Gas used cash advances from TXU Corp. and cash on hand to fund the redemption of the PATS notes.

      On October 1, 2002, TXU Corp. paid off $125 million of notes at maturity.

      In August 2002, Oncor issued $1.0 billion aggregate principal amount of unsecured debentures in two series in a private placement with registration rights. One series of $200 million is due September 1, 2007 and bears interest at the rate of 5%, and the other series of $800 million is due September 1, 2022 and bears interest at the rate of 7%. Proceeds from the issuance were used by Oncor to repay advances from affiliates and commercial paper.

      In August 2002, Oncor redeemed all of its 8.5% First Mortgage Bonds due August 1, 2024 and all of its 8.875% First Mortgage Bonds due February 1, 2022, in aggregate principal amounts of $115 million and $112 million, respectively. In June 2002, Oncor redeemed all of its 8% First Mortgage Bonds due June 1, 2002 in the aggregate principal amount of $147 million, and in February 2002, Oncor redeemed all of its 8.125% First Mortgage Bonds due February 1, 2002 in the aggregate principal amount of $150 million. In July 2002, TXU Energy redeemed at par the remaining $635 million principal amount of its floating rate debentures due May 20, 2003. Oncor and TXU Energy funded the redemptions through the issuance of commercial paper, advances from affiliates and cash from operations.

      In 1998, TXU Corp. issued $700 million of equity-linked debt securities, which consisted of a debt component and common stock forward purchase contracts. The first of two common stock forward purchase contracts was settled on August 16, 2001 with the issuance of 7.5 million shares of common stock for $351 million in cash. The second of two common stock forward purchase contracts was settled on August 16, 2002, on which date TXU Corp. issued approximately 8.4 million shares of common stock to the holders of these equity-linked securities. TXU Corp. received approximately $111 million in cash upon settlement of common stock forward purchase contracts. In addition, TXU Corp. retained and canceled approximately $238 million of the 6.5% Series E Notes in satisfaction of the obligations under the common stock forward purchase contracts of holders that did not settle their contracts with cash. Holders of $109 million of Series E Notes had their notes repaid by TXU Corp. on September 3, 2002. The Series E Notes that remain outstanding (approximately $2.2 million principal amount) bear interest at 4.05% per annum from August 16, 2002 through maturity on August 16, 2004.

      In June 2002, TXU Corp. issued 8.8 million equity-linked debt securities (corporate units) with an aggregate stated amount of $440 million. Net proceeds of $427 million were used for working capital and other general corporate purposes, including repayment of commercial paper and to provide advances to subsidiaries. Each of the corporate units initially consists of an unsecured $50 note and a contract to purchase from TXU Corp. its common stock in the future. Quarterly distributions on the corporate units will include interest on the notes at the annual rate of 5.8% and contract adjustment payments payable by TXU Corp. at the annual rate of 2.325%. The contracts require the holders to purchase TXU Corp. common stock based on a range of prices ($51.15 to $62.9145) at the settlement date of May 16, 2006.

      In May 2002, Oncor issued $1.2 billion aggregate principal amount of senior secured notes in two series in a private placement with registration rights. One series of $700 million is due May 1, 2012 and bears interest at the annual rate of 6.375%, and the other series of $500 million is due May 1, 2032 and bears interest at the annual rate of 7%. Each series is initially secured by an equal principal amount of Oncor's first mortgage bonds; however, the lien of those bonds may be released in certain circumstances. Proceeds from the issuance were used by Oncor to repay advances from US Holdings. US Holdings used the repayments from Oncor to repay advances from TXU Energy and TXU Corp. TXU Energy used the repayments to redeem $865 million principal amount of floating rate debentures due May 20, 2003, and TXU Corp. used the repayments to repay $335 million of short-term borrowings.

      Also in May 2002, the Brazos River Authority issued $61 million principal amount of weekly reset floating rate pollution control revenue refunding bonds for TXU Energy to refund a similar principal amount of pollution control revenue bonds.

     During the first quarter of 2002, TXU Corp. redeemed $114 million of senior notes with rates ranging from 5.52% to 10.58% that were originally due from 2002 to 2010, resulting in an extraordinary loss of $17 million (net of income tax benefit of $9 million). Also, TXU Mining Company LP redeemed $70 million of its 6.875% senior notes due 2005 and $53 million of its 7.0% senior notes due 2003.

      In January 2002, in connection with TXU Europe's sale of its UK networks business, $1.1 billion of TXU Europe's debt ($500 million due 2004, $286 million due 2012 and $286 million due 2025) was assumed by the purchaser.

      As of September 30, 2002, the aggregate secured long-term debt of TXU Corp. and its consolidated subsidiaries consisted of $3.1 billion of Oncor's first mortgage bonds and senior secured notes that are secured by a lien on substantially all of its tangible electric T&D property, and $596 million of various other long-term debt secured by liens on utility plant and other assets in North America and Europe. TXU Corp.'s long-term debt obligations are not guaranteed or secured by affiliates.

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

     Sale of Receivables -- Certain subsidiaries of TXU Corp. sell customer accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Corp., which sells undivided interests in accounts receivable it purchases to financial institutions. As of September 30, 2002, TXU Energy Retail Company LP, TXU SESCO Energy Services Company, Oncor and TXU Gas are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of September 30, 2002, $1.25 billion face amount of receivables were sold to TXU Receivables Company under the program in exchange for cash of $600 million and $632 million in subordinated notes, with $18 million of losses on sales for the nine months ended September 30, 2002 principally representing the interest on the underlying financing. These losses approximated 4% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Upon termination, cash flows to the originators would be delayed as collections of sold receivables were used by TXU Receivables Company to repurchase the undivided interests of the financial institutions instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. TXU Business Services, a subsidiary of TXU Corp., services the purchased receivables and is paid a market based servicing fee by TXU Receivables Company. The subordinated notes receivable from

TXU Receivables Company represent TXU Corp.'s subsidiaries' retained interests in the transferred receivables and are recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the subordinated notes, and are included in accounts receivable in the consolidated balance sheet.

5.   SHAREHOLDERS' EQUITY

                                                                                September 30,   December 31,
                                                                                     2002           2001
                                                                                -------------   ------------
     Shareholders' equity:
         Preference stock ....................................................     $   300         $   300
                                                                                   -------         -------
         Common stock without par value:
               Authorized shares -- 1,000,000,000
               Outstanding shares:  September 30, 2002 -- 286,779,225 and
                  December 31, 2001 -- 265,140,087 ............................      7,516           6,560
         Retained earnings ...................................................       2,021           1,863
         Accumulated other comprehensive loss ................................        (562)           (767)
                                                                                   -------         -------
                   Total common stock equity .................................       8,975           7,656
                                                                                   -------         -------

                   Total shareholders' equity ................................     $ 9,275         $ 7,956
                                                                                   =======         =======

     On October 12, 2002, TXU Corp. declared a common stock dividend of $0.125 per share, payable on January 2, 2003, which represents an 80% reduction from the previous dividend rate. The decrease was in response to concerns regarding the liquidity of TXU Corp. and its US and Australian subsidiaries. See Note 3 to Financial Statements regarding recent events related to TXU Europe. TXU Corp. paid quarterly dividends of $0.60 a share in April 2002, July 2002 and October 2002. Future dividends may vary and are subject to consideration of TXU Corp.'s operating cash flow levels, capital expenditure needs and other business conditions existing at the time.

     In June 2002, TXU Corp. issued in a public offering 11.8 million shares of its common stock. Net proceeds of $585 million from the sale were used for working capital and other general corporate purposes, including the repayment of commercial paper and to provide advances to subsidiaries.

     In connection with the issuance of equity-linked debt securities in June 2002, TXU Corp. recorded, as a reduction to common stock equity, the present value of the contract adjustment payments and a portion of the costs, aggregating approximately $48 million. A liability was recorded for the contract adjustment payments and will be reduced as the contract adjustment payments are made. TXU Corp. has the right to defer the contract adjustment payments, but any such election will subject TXU Corp. to restrictions on the payment of dividends on and redemption of outstanding shares of common stock. TXU Corp. has no plans to defer these contract adjustment payments.

     In 1998, TXU Corp. issued $700 million of equity-linked debt securities, which consisted of a debt component and common stock forward purchase contracts. The second of two common stock forward purchase contracts was settled on August 16, 2002, on which date TXU Corp. issued 8,395,800 shares of common stock to the holders of these equity-linked securities, resulting in an increase to shareholders' equity of approximately $350 million. See Note 4.

     The mortgage of Oncor restricts its payment of dividends to the amount of its retained earnings. Certain other debt instruments and preferred securities of TXU Corp.'s subsidiaries contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At September 30, 2002, there were no restrictions on the payment of dividends under these provisions.

6.   TRUST SECURITIES

     TXU Corp. or Subsidiary Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trusts, Each Holding Solely Junior Subordinated Debentures (Trust Assets) of TXU Corp. or Related Subsidiary (Trust Securities) -- The statutory business trust subsidiaries had Trust Securities and Trust Assets outstanding as follows:

                                                  Trust Securities                                 Trust Assets            Maturity
                           -------------------------------------------------------------   -----------------------------   --------
                                  Units (000's)                       Amount                           Amount
                           ----------------------------    -----------------------------   -----------------------------
                           September 30,   December 31,    September 30,    December 31,   September 30,    December 31,
                               2002            2001            2002            2001           2002             2001
                               ----            ----            ----            ----           ----             ----
TXU Corp.
---------

TXU Corp. Capital I
    (7.25% Series)            9,200           9,200           $ 223            $223          $ 237            $ 237           2029
TXU Corp. Capital II
    (8.7% Series)             6,000           6,000             145             145            155              155           2034
                                                              -----            ----          -----            -----
    Total TXU Corp.                                             368             368            392              392

TXU Gas
-------

TXU Gas Capital I
    (Floating Rate Trust
    Securities)(a)              150             150             147             147            155              155           2028
                                                              -----            ----          -----            -----

    Total                                                     $ 515            $515          $ 547            $ 547
                                                              =====            ====          =====            =====

     (a) Floating rate is determined quarterly based on LIBOR. Related interest rate swaps effectively fix the rates at 6.629% on $100 million and at 6.444% on $50 million to July 1, 2003.

         Each parent company owns the common Trust Securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of such trust's Trust Securities.

     7.  REGULATION AND RATES

         Regulatory Settlement Plan -- (For additional discussion of the settlement plan and related items, see Note 4 to Financial Statements in TXU Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.) On December 31, 2001, US Holdings filed a settlement plan with the Commission, which was approved by the Commission on June 20, 2002. On August 5, 2002, the Commission issued a financing order, pursuant to the settlement plan, authorizing the issuance of transition (securitization) bonds with a principal amount of $1.3 billion. The Commission's order approving the settlement plan and the financing order were appealed by certain nonsettling parties in five separate dockets in Travis County, Texas District Court in August 2002. The court has consolidated these dockets into one, and a hearing on the merits is scheduled for February 4, 2003. US Holdings is unable to predict when the appeal process related to the Commission's approval of the settlement plan and the financing order will be concluded or the outcome. If the Commission's approval is upheld, the settlement plan resolves all major pending issues related to US Holdings' transition to competition and will supersede certain proceedings that are related to the 1999 Restructuring Legislation. The settlement plan does not remove regulatory oversight of Oncor's business, nor does it eliminate TXU Energy's price-to-beat rates and related possible fuel adjustments.

         The principal and interest on the securitization bonds would be secured by payments from retail customers to provide recovery of generation-related regulatory assets and other qualified costs. These regulatory assets have a carrying value of approximately $1.8 billion. Once the bonds are issued, the full amount of the regulatory assets will be amortized to expense by Oncor over the life of the bonds. Any amount of the $1.8 billion which is in excess of the future cash flows from the customer payments to service the bonds will be expensed at the time such shortfall, if any, is determined. Assuming the bonds were issued at the present time and considering current interest rates, the amount of the regulatory asset carrying value would exceed the cash flows from the bonds by approximately $130 million.

         TXU Energy --Under Commission rules, affiliated REPs of utilities are allowed to petition the Commission for an increase in the fuel factor component of their price-to-beat rates if the average price of natural gas futures increases more than 4% from the level used to set the previous price-to-beat fuel factor rate. In April 2002, TXU Energy filed a request with the Commission to increase the fuel factor component of its price-to-beat rates. On August 23, 2002, the Commission approved the fuel factor increase. The fuel factor increase was implemented for the billing month beginning on August 26, 2002. Average residential customers using 1,000 KWh saw an increase of just under 5% in their monthly electric bills.

      TXU Energy is the current provider of last resort (POLR) for residential and small non-residential customers in all areas of the Electric Reliability Council of Texas (ERCOT), where customer choice is available except in its incumbent service areas, and is the POLR for large non-residential customers in its incumbent service area. TXU Energy's current POLR contract ends on December 31, 2002. On August 22, 2002, the Commission adopted new rules that significantly changed POLR service. Under the new POLR rules, effective September 24, 2002, residential and small non-residential customers served by affiliated REPs and all large non-residential customers could be subject to disconnection for non-payment rather than being transferred to a POLR provider. Also effective on September 24, 2002, non-affiliated REPs ceased transferring non-paying customers to the POLR provider, and instead began transferring them to the affiliated REP. Within the new POLR framework, the POLR only provides electric service to customers who request POLR service, whose selected REP goes out of business, or who are transferred to the POLR by other REPs for reasons other than non-payment. This limited POLR service will be provided by certified REPs for a two-year period beginning January 1, 2003, and will be selected through a competitive bid process. If no bids are submitted or all bids are rejected, a lottery will be conducted to select a POLR to serve residential, small non-residential customers and large non-residential customers. Only the affiliated REP and the POLR can disconnect residential and small non-residential customers for non-payment under the revised rules. Large non-residential customers can be disconnected by any REP if the customer's contract allows for it. The Commission will consider whether all REPs should be able to disconnect non-paying customers and will make a determination by October 1, 2004.

      TXU Gas -- TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. During the first nine months of 2002, rate cases supporting $56 million in annualized revenue increases have been filed in 147 cities. Settlements have been reached with 73 of these cities for annual increases aggregating $9 million. Rate cases have been withdrawn from 23 cities, and 51 cities have declined settlement offers and passed ordinances denying the rate increases. On July 15, 2002, TXU Gas filed an appeal of these cities' actions with the Railroad Commission of Texas (RRC), which represents $25 million of annualized revenue increases. Pertaining to this appeal, a settlement in principal has been reached for $7.5 million. TXU Gas will dismiss its appeal at the RRC after the 51 cities pass rate ordinances approving the settlement. These settlements adjusted other aspects of the TXU Gas tariffs. The total impact of the 2002 rate settlements and associated tariff adjustments is $22 million. In July 2001 and August 2001, TXU Gas filed two cases, a gas cost review, and a gas cost reconciliation, covering the period between November 1997 and June 2001, seeking to recover $29 million of under-recovered gas costs. On August 6, 2002 a settlement was approved by the RRC authorizing TXU Gas to recover $18 million of this amount, which has been recovered through a surcharge, while $11 million in under-recovered gas costs remains pending. On August 30, 2002, TXU Gas filed the city gate gas cost reconciliation for the twelve month ended period June 30, 2002 with the RRC. During this period TXU Gas over-recovered its gas cost by $24 million, which is being refunded from October 2002 through June 2003. The refund has no material impact on the net income of TXU Gas.

      TXU Australia -- TXU Australia's electricity distribution tariffs are effective until at least December 31, 2005, and TXU Australia's gas distribution tariffs are effective until December 31, 2002. The Essential Services Commission (formerly the Office of the Regulator General) issued a price determination for the five-year period from 2003 to 2007 on October 3, 2002. According to the determination, TXU Australia's gas distribution tariffs are to be increased slightly for 2003. Each subsequent year, the tariffs are to increase by 0.5% after Consumer Price Index increases.

      In Victoria and New South Wales, Australia, all electricity customers have had the option to choose their retailer since January 2002. Retail gas customers in Victoria were able to transfer retailers effective October 2002. The Victorian government regulates retail energy prices for incumbent providers and has approved a price increase for TXU Australia's electricity retail customers for 2002. TXU Australia has submitted an application with the Victorian government, which has subsequently referred the application to the Essential Services Commission, with respect to a price increase for 2003 for TXU Australia's retail gas customers.

      In the State of South Australia, a phase-in schedule for the introduction of competition for electric and gas customers has been established. The market is currently competitive for electric customers with annual usage above 0.16 GWh, and the market for residential customers becomes competitive beginning January 2003. TXU

Australia intends to enter the residential market in 2003, subject to the proper implementation of market systems and the final decision by the South Australian Regulator regarding regulated prices for incumbent retailers in South Australia.

 8.   COMMITMENTS AND CONTINGENCIES

      Power Purchase Contracts -- US Holdings has entered into various power purchase contracts requiring the payment of annual capacity fees. Including contracts entered into subsequent to 2001 year-end, future capacity payments under existing agreements are estimated as follows:

              October 1 through December 31, 2002 ............    $    57
              2003 ...........................................        259
              2004 ...........................................        163
              2005 ...........................................        147
              2006 ...........................................        117
              Thereafter .....................................         17
                                                                  -------
                      Total capacity payments ................    $   760
                                                                  =======

      Commitments for power purchase contracts related to TXU Europe are not included in the table above. (See Note 3 regarding recent events related to TXU Europe.)

      Commitments under long-term gas purchase contracts and coal contracts at September 30, 2002 were not materially different than those set forth in Note 9 to Financial Statements in TXU Corp.'s 2001 Form 10-K.

      Legal proceedings -- In October and November 2002, at least twenty separate lawsuits were filed in the United States District Court for the Northern District of Texas, and one in the United States District Court for the Eastern District of Texas, against TXU Corp., Erle Nye and Michael J. McNally. Some of the lawsuits also name former officer David W. Biegler as a defendant; however, based on the alleged class period, Mr. Biegler is inappropriately named as a defendant. The plaintiffs seek to represent classes of certain purchasers of TXU Corp. common stock during specified class periods ranging from January 31, 2002 to October 11, 2002. No class or classes have been certified. The complaints allege violations of the provisions of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 12 of the Securities Act of 1933, as amended, relating to alleged materially false and misleading statements, including statements in prospectuses related to the offering by TXU Corp. of its equity-linked securities and common stock in June 2002. The individual named defendants are current or former officers and/or directors of TXU Corp. While TXU Corp. believes the claims are without merit and intends to vigorously defend these lawsuits, it is unable to estimate any possible loss or predict the outcome of the actions.

      On October 23, 2002, a derivative lawsuit was filed by a purported shareholder on behalf of TXU Corp., in the 116th Judicial District Court of Dallas County, Texas against TXU Corp., Erle Nye, Michael J. McNally, David W. Biegler, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret N. Maxey, J.E. Oesterreicher, Charles R. Perry and Herbert H. Richardson. The plaintiff alleges breach of fiduciary duty, abuse of control, mismanagement, waste of corporate assets, and breach of duties of loyalty and good faith. The individual named defendants are current or former officers and/or directors of TXU Corp. No amount of damages has been specified. Furthermore, plaintiffs in such suit have failed to make a demand upon the directors as is required by law. Therefore, TXU Corp. is unable to estimate any possible loss or predict the outcome of the action.

      On October 30, 2002, a lawsuit was filed in the 191st Judicial District Court of Dallas County, Texas against TXU Corp. and Erle Nye alleging negligence, negligent mispresentation, fraud and statutory fraud. On November 12, 2002, the lawsuit was amended and the plaintiffs allege the same claims on behalf of themselves and a putative class of persons or entities similarly situated. No amount of damages have been specified. TXU Corp. expects to remove this case to federal court and to seek to have it consolidated with the cases pending in the Northern District of Texas, Dallas Division. While TXU Corp. believes the claim is without merit and intends to vigorously defend the lawsuit, it is unable to estimate any possible loss or predict the outcome of the action.

      In addition to the above, TXU Corp. and its subsidiaries are involved in various other legal and administrative proceedings, the ultimate resolution of which, in the opinion of each, is not expected to have a material effect upon its financial position, results of operations or cash flows.

      Financial Guarantees -- US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $16 million at September 30, 2002, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5.5% to 7%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings, of $4 million annually for the years 2002 through 2003, $7 million for 2004 and $1 million for each of 2005 and 2006. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all contract rights and obligations of US Holdings in connection with $30 million remaining principal amount of bonds at September 30, 2002, issued for similar purposes which had previously been guaranteed by US Holdings. US Holdings would, however, be contingently liable in the event of default by the municipality.

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

     Following is a summary of the Pinnacle ownership structure:

     . Pinnacle is a limited partnership, with the sole general partnership interest of 0.5% being owned by Pinnacle One GP, and with two similar 49.75% limited partnership interests each being owned by TXU Investment Company, a subsidiary of TXU Corp., and Zenith, an unaffiliated statutory business trust with a bank as its trustee,
     .    Pinnacle One GP is equally owned by Zenith and TXU Investment Company,
     . Pinnacle One GP is managed by a Board of Managers consisting of six individuals, with three Managers being appointed by each owner, and
     . Notwithstanding the rights of Zenith to appoint half of Pinnacle One GP's Managers and to help selecting its officers, all of the current managers and officers of Pinnacle One GP, with the exception of one lower level officer, are directly affiliated with TXU Corp.

     In connection with its formation, Pinnacle issued $810 million in senior secured notes due August 15, 2004. The notes are secured by all of Pinnacle's assets, including its shares of TXU Communications. Total proceeds (net of transaction costs), including the $150 million received from third-party investors, were used to make a $600 million cash distribution to TXU Corp. and fund a trust with $336 million. The principal and interest on the trust assets is being used to pay interest on the senior secured notes and distributions to the third-party investors. The trust assets consist of TXU Corp. debt securities with a principal amount of $178 million at September 30, 2002.

     TXU Corp. provides a $200 million revolving credit facility to TXU Communications, expiring in 2004, of which $150 million was outstanding and included in investments in TXU Corp.'s balance sheet as of September 30, 2002. In addition, TXU Corp. has made and may make future capital contributions to Pinnacle to fund a portion of TXU Communications' capital expenditures. TXU Corp. also provides certain administrative services to Pinnacle and its affiliates at cost.

     In connection with the Pinnacle transaction, TXU Corp. issued 810,000 shares of Mandatorily Convertible Single Reset Preference Stock, Series C (Series C Preference Stock) to Pinnacle One Share Trust, a consolidated trust (Share Trust). The Series C Preference Stock is convertible into common stock of TXU Corp. In the event of:
          a) a default by Pinnacle in connection with its $810 million of senior secured notes,
          b) a decline in the market price of TXU Corp. common stock below $21.93 per share for ten consecutive trading days coupled with a decline in the credit rating for TXU Corp.'s unsecured, senior long-term obligations to or below BB by S&P or Fitch Ratings (Fitch) or Ba2 by Moody's, or
          c) Pinnacle's inability to raise sufficient cash to repay its senior secured notes 120 days prior to maturity (August 2004) through the sale of its shares of TXU Communications or the sale of assets of TXU Communications,
TXU Corp. would be required to sell equity or otherwise raise proceeds sufficient to repay Pinnacle's senior secured notes. If TXU Corp. did not raise sufficient proceeds, the Share Trust could be required to sell some or all of the Series C Preference Stock. The dividend rate and conversion price of the Series C Preference Stock would be reset at the time of sale to generate proceeds sufficient to redeem the senior secured notes.

     Had TXU Corp. been required to consolidate Pinnacle at September 30, 2002, TXU Corp.'s debt would have increased by approximately $648 million. TXU Corp. does not believe that a consolidation of Pinnacle would have had a material impact on its liquidity.

     Equity losses in the joint venture were $16 million and $14 million for the three months ended September 30, 2002 and 2001, respectively, and $40 million and $41 million for the nine months ended September 30, 2002 and 2001, respectively. TXU Corp.'s investment in Pinnacle was negative $180 million as of September 30, 2002, classified in other deferred credits and noncurrent liabilities in the consolidated balance sheet.

     Retail Clawback -- The legislation passed by the Texas Legislature to restructure the electric utility industry in Texas included a provision to incent affiliated REPs of utilities to actively compete for customers outside their traditional service areas. Under this provision, if TXU Energy retains more than 60% of its former residential and small business customers after the first two years of competition, a retail clawback amount would be applied as a reduction of Oncor's delivery rates over a two-year period beginning January 1, 2004. The amounts of the retail clawback will be equal to the number of residential and small business customers retained by TXU Energy in its traditional service area as of January 1, 2004 less the number of new customers added outside that service area as of that date, multiplied by $90. The calculation will be done separately for each of the residential and small business classes. The $90 amount is in accordance with the settlement plan approved by the Commission and subject to appeals filed as discussed in Note 7. The ultimate effect of the retail clawback on the results of TXU Corp. cannot be reasonably estimated at this time.

9.   SEGMENT INFORMATION

     At December 31, 2001, TXU Corp. had five reportable operating segments as reflected in TXU Corp.'s 2001 Form 10-K. As a result of TXU Corp.'s reorganization as of January 1, 2002, TXU Corp. realigned its operations into three reportable segments: North America Energy, North America Energy Delivery and International Energy. Prior period amounts have been restated to conform to the following segments.

     North America Energy - operations involving the generation of electricity, wholesale sales, trading and risk management activities, and retail energy sales and services in the US and parts of Canada. The segment consists of all operations, other than the T&D business, of the former US Electric segment and the former US Energy segment;

     North America Energy Delivery - operations involving the transmission and distribution of electricity and the purchase, transmission, distribution and sale of natural gas in Texas. The segment consists of the T&D operations of the former US Electric segment and the operations of the former US Gas segment; and

      International Energy - operations involving the generation of electricity, wholesale energy trading and risk management, retail energy sales and services in Europe and Australia, and electricity and gas distribution and gas storage in Australia. The segment consists of the operations of the former Europe and Australia segments. (See Note 3 regarding recent events related to TXU Europe.)

      Corporate and other - operations consisting primarily of general corporate expenses, equity earnings or losses of unconsolidated affiliates, including the telecommunications joint venture, and interest on debt at the TXU Corp. level. Affiliated revenues represent intercompany service charges.

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

      Effective January 1, 2002, TXU Energy incurs electricity delivery fees charged by Oncor and other T&D utilities, which TXU Energy includes in billings to its large C&I customers. For residential and small business customers, the price-to-beat rates include a delivery component, but such billed amounts are not necessarily equivalent to delivery fees incurred by TXU Energy. These fees are reflected in TXU Energy's revenues and cost of energy for the three months and nine months ended September 30, 2002. For comparability purposes, electricity delivery fees have been included in the North America Energy segment's revenues and cost of energy for the three and nine months ended September 30, 2001. The North America Energy segment's gross margin is not materially affected by the inclusion of these electricity delivery fees.

                                                     Three Months Ended           Nine Months Ended
                                                        September 30,                September 30,
                                                     -------------------         --------------------
                                                      2002         2001*          2002          2001*
                                                     ------        -----         ------         -----
   Operating revenues -
      North America Energy ..............             $ 2,420      $2,351       $ 6,236       $ 6,163
      North America Energy Delivery .....                 694         770         2,189         2,630
      International Energy ..............               1,592       1,429         4,714         5,044
      Corporate and other ...............                 148         155           448           462
      Eliminations ......................                (578)       (738)       (1,662)       (1,906)
                                                      -------      ------       -------       -------
            Consolidated ................             $ 4,276      $3,967       $11,925       $12,393
                                                      =======      ======       =======       =======
   Regulated revenues included in
   operating revenues -
      North America Energy ..............             $    --      $2,273       $    --       $ 5,965
      North America Energy Delivery .....                 694         770         2,189         2,630
      International Energy ..............                  22         126            57           387
      Corporate and other ...............                  23          23            68            80
      Eliminations ......................                (451)       (608)       (1,276)       (1,529)
                                                      -------      ------       -------       -------
           Consolidated .................             $   288      $2,584       $ 1,038       $ 7,533
                                                      =======      ======       =======       =======
   Affiliated revenues included in
   operating revenues -
      North America Energy ..............             $    12      $    1       $    29       $     6
      North America Energy Delivery .....                 446         608         1,268         1,528
      Corporate and other ...............                 120         129           365           372
      Eliminations ......................                (578)       (738)       (1,662)       (1,906)
                                                      -------      ------       -------       -------
           Consolidated .................             $    --      $   --       $    --       $    --
                                                      =======      ======       =======       =======
   Net income (loss) -
      North America Energy ..............             $   223      $  267       $   579           567
      North America Energy Delivery .....                  78          83           220           153
      International Energy ..............                 (13)         51            69           212
      Corporate and other ...............                 (77)        (62)         (201)         (185)
                                                      -------      ------       -------       -------
            Consolidated ................             $   211      $  339       $   667       $   747
                                                      =======      ======       =======       =======

       -----------------
      *The North America Energy and North America Energy Delivery segments were created as a result of the deregulation of the electric utility industry in Texas, which became effective January 1, 2002. The North America Energy segment includes the generation and certain retail operations of US Holdings, wholesale sales, trading and risk management activities, an unregulated commercial and industrial retail gas business and other energy-related businesses. The North America Energy Delivery segment includes the electric T&D business of US Holdings and TXU SESCO Company and the natural gas pipeline and distribution operations of TXU Gas.

      Prior period data is included above for the purpose of providing historical financial information about the North America Energy and North America Energy Delivery segments after giving effect to the restructuring transactions and allocations described above and in Note 1. Had the North America Energy and North America Energy Delivery segments existed as separate segments, their results of operations and financial positions could have differed materially from those reflected above. Additionally, future results of the North America Energy and North America Energy Delivery segments' operations and financial positions could differ materially from the historical information presented.

10. SUPPLEMENTARY FINANCIAL INFORMATION

      Regulated Versus Unregulated Operations --

                                                                      Three Months Ended     Nine Months Ended
                                                                         September 30,         September 30,
                                                                       -----------------     -----------------
                                                                          2002     2001         2002     2001
                                                                       -------- --------     -------- --------
      Operating revenues
          Regulated .................................................  $    288 $  2,584     $  1,038 $  7,533
          Unregulated ...............................................     3,988    1,383       10,887    4,860
                                                                       -------- --------     -------- --------
               Total operating revenues .............................     4,276    3,967       11,925   12,393
                                                                       -------- --------     -------- --------
      Operating expenses
          Energy purchased for resale - regulated ...................        79      493          386    1,691
          Energy purchase for resale - unregulated ..................     1,741      805        4,588    2,906
          Fuel consumed - regulated .................................        --      504           --    1,593
          Fuel consumed - unregulated ...............................       564      101        1,329      396
          Operation and maintenance - regulated .....................       170      386          582    1,148
          Operation and maintenance - unregulated ...................       683      625        1,934    1,354
          Depreciation and amortization .............................       244      301          716      915
          Taxes other than income ...................................       173      195          534      577
                                                                       -------- --------     -------- --------
               Total operating expenses .............................     3,654    3,410       10,069   10,580
                                                                       -------- --------     -------- --------
      Operating income ..............................................  $    622 $    557     $  1,856 $  1,813
                                                                       ======== ========     ======== ========

      The operations of the North America Energy segment are included above as unregulated, as the Texas market is now open to competition. However, retail pricing to residential and small business customers in its traditional service area continues to be subject to certain price controls as discussed in Note 7.

      Other Income and Deductions --

                                                                      Three Months Ended     Nine Months Ended
                                                                         September 30,         September 30,
                                                                      ------------------     -----------------
                                                                        2002      2001         2002     2001
                                                                      --------  --------     -------- --------
      Other income
          Gain on sale of businesses and other properties ...........  $    20  $     --     $     33 $     87
          Gain on sale of marketable securities .....................       --        --           --        3
          Equity in earnings of unconsolidated entities .............       --         3            9        6
          Dividends from cost investments and marketable securities .       --         2           --       10
          Other .....................................................       13         5           23       19
                                                                       -------  --------     -------- --------
               Total other income ...................................  $    33  $     10     $     65 $    125
                                                                       =======  ========     ======== ========
      Other deductions
          Loss on sale of properties ................................  $     2  $     12     $      2 $     15
          Equity in losses of unconsolidated entities ...............       17        15           42       42
          Regulatory asset write-off ................................        -        21            -       21
          Other .....................................................       12        12           42       41
                                                                       -------  --------     -------- --------
               Total other deductions ...............................  $    31  $     60     $     86 $    119
                                                                       =======  ========     ======== ========

      Regulatory Assets and Liabilities -- Included in regulatory assets - net are regulatory assets of $2.2 billion and regulatory liabilities of $361 million at September 30, 2002, and regulatory assets of $2.2 billion and regulatory liabilities of $474 million at December 31, 2001. Regulatory assets of $2.0 billion at September 30, 2002 and at December 31, 2001 were not earning a return. Of the assets not earning a return, $1.8 billion is expected to be recovered over the term of the securitization bonds pursuant to the regulatory settlement plan approved by the Commission. (See Note 7 for further discussion of the settlement plan.) The remaining regulatory assets have an average remaining recovery period of 14 to 31 years.

      Accounts Receivable -- At September 30, 2002 and December 31, 2001, accounts receivable were stated net of uncollectible accounts of $194 million and $96 million, respectively. Accounts receivable included $980 million and $617 million of unbilled revenues at September 30, 2002 and December 31, 2001, respectively.

      Inventories by Major Category --

                                                     September 30,
                                                        2002        December 31,
                                                     (Unaudited)       2001
                                                     -----------    ------------
      Materials and supplies ......................      $247           $233
      Fuel stock ..................................       157            131
      Gas stored underground ......................       167            158
                                                         ----           ----
              Total inventories ...................      $571           $522
                                                         ====           ====

      Property, Plant and Equipment --

                                                                                              September 30,
                                                                                                 2002         December 31,
                                                                                              (Unaudited)        2001
                                                                                              ------------    -----------
     North America Energy:
             Production ......................................................................  $16,475        $16,627
             General .........................................................................      470            242
             Nuclear fuel (net of accumulated amortization of $836 and $787) .................      148            146
             Reserve for regulatory disallowances ............................................     (836)          (836)
     North America Energy Delivery:
             Transmission ....................................................................    2,053          1,979
             Distribution ....................................................................    6,297          6,110
             Gas distribution and pipeline ...................................................    1,757          1,677
             General .........................................................................      435            430
     Other ...................................................................................      285            234
                                                                                                -------        -------
             Total ...........................................................................   27,084         26,609
     Less accumulated depreciation ...........................................................    9,758          9,397
                                                                                                -------        -------
              Net of accumulated depreciation ................................................   17,326         17,212
     Construction work in progress ...........................................................      527            608
                                                                                                -------        -------
              Net North America property, plant and equipment ................................   17,853         17,820
     International Energy:
              Europe - Electric and other (net of accumulated depreciation of $423 and $514) .    1,390          3,062
              Australia - Electric and gas distribution and generation (net of
                accumulated depreciation of $337 and $267) ...................................    1,706          1,598
                                                                                                -------        -------
              Net property, plant and equipment ..............................................  $20,949        $22,480
                                                                                                =======        =======

       Capitalized software costs of $569 million at September 30, 2002 and $352 million at December 31, 2001 were included in property, plant and equipment. Amortization expense relating to these software costs of $32 million and $85 million was recorded for the three and nine months ended September 30, 2002, respectively.

      Goodwill -- At September 30, 2002 and December 31, 2001, goodwill was stated net of accumulated amortization of $658 million and $710 million, respectively.

      Derivatives and Hedges -- During the first nine months of 2002, existing accounting hedges of anticipated sales from baseload generation in North America Energy became less effective due to changes in ERCOT market rules and conditions. TXU Corp. experienced net hedge ineffectiveness of $7 million and $41 million, reported as a reduction of revenues, for the three and nine months ended September 30, 2002, respectively, primarily related to these contracts. Accounting hedges of interest rate and foreign exchange risk remained highly effective during the period.

      As of September 30, 2002, it is expected that $55 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges.

      Supplemental Cash Flow Information -- Noncash transactions for the nine months ended September 30, 2002 included $1.1 billion of debt assumed by the purchaser of TXU Europe's UK networks business and the retention and cancellation of $238 million of Series E Notes in satisfaction of the holders' obligations under common stock forward purchase contracts not settled in cash.

INDEPENDENT ACCOUNTANTS' REPORT

TXU Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Corp. and subsidiaries as of September 30, 2002, and the related condensed statements of consolidated income and of comprehensive income for the three-month and nine-month periods ended September 30, 2002 and 2001 and the condensed statements of consolidated cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of TXU Corp.'s management.

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

As discussed in Note 2 to the Notes to Financial Statements, TXU Corp. changed its method of accounting for goodwill amortization in 2002 in connection with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and changed its method for reporting trading activities in connection with the application of Emerging Issues Task Force Issue 02-3 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."

As discussed in Note 3 to the Notes to Financial Statements, TXU Corp. has decided to exit all of its operations in Europe.


DELOITTE & TOUCHE LLP

Dallas, Texas
November 13, 2002

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

BUSINESS

      TXU Corp. is an energy services company that engages in electricity generation, wholesale energy sales, trading and risk management activities, retail energy sales, energy delivery, other energy-related services and, through a joint venture, telecommunications services.

      In October 2002, TXU Corp. made a determination to exit its TXU Europe business. See discussion below under Subsequent Events Related to TXU Europe regarding recent events related to TXU Europe and presentation of financial statements reflecting the exiting of the TXU Europe business.

      In connection with the restructuring of the Texas electric industry, certain businesses of TXU Corp. were reorganized as of January 1, 2002, into three reportable segments: North America Energy, North America Energy Delivery and International Energy. (See Note 9 to Financial Statements for information concerning reportable business segments.)

      Certain segment comparisons in this report have been affected by the restructuring of TXU Corp.'s US business in connection with deregulation of the Texas electricity market and TXU Europe's sale of its United Kingdom (UK) electricity distribution (networks) business and its 50% interest in the 24seven joint venture operation in January 2002, as well as the discontinuance of goodwill amortization and the presentation of certain operating revenues and expenses on a net basis under new accounting rules. (See Note 2 to Financial Statements.)

      The following exchange rates have been used to convert foreign currency denominated amounts into US dollars, unless they were determined using exchange rates on the date of a specific event:

                                                                          Income Statements
                                                                           (Average Rates)
                                                               -----------------------------------------
                                         Balance Sheets           Three Months         Nine Months
                                  ---------------------------  Ended September 30,  Ended September 30,
                                  September 30,  December 31,  -------------------  -------------------
                                    2002           2001         2002        2001      2002       2001
                                    ----           ----         ----        ----      ----       ----
UK pounds sterling((pound))      $ 1.5614       $ 1.4515      $ 1.5501    $ 1.4388  $ 1.4805   $ 1.4404

Australian dollars(A$)           $ 0.5435       $ 0.5115      $ 0.5477    $ 0.5144  $ 0.5394   $ 0.5203

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      TXU Corp.'s operating revenues increased $309 million, or 8%, to $4.3 billion in 2002. Higher revenues in the International Energy segment of $163 million were primarily due to the effects on translation of a weaker US dollar, acquisitions in Europe and growth in retail electric operations in Australia, partially offset by the effect of the UK networks sale in early 2002. Revenues in the North America Energy segment rose $69 million reflecting higher wholesale sales, partially offset by the effect of lower retail electric volumes and prices. Revenues in the North America Energy Delivery segment declined $76 million due to the absence of certain revenues that are reported in the North America Energy segment in 2002.

      Gross margin (operating revenue less energy purchased for resale, fuel consumed and delivery costs) decreased $172 million, or 8%, to $1.9 billion in 2002. A decline in margin in the International Energy segment of $152 million reflected the effect of the sale of the UK networks business, lower results from wholesale trading and risk management activities, and increased retail competition in the UK. Gross margin growth in the North America Energy segment of $62 million was driven by improved results from expanded wholesale sales, trading and risk management activities and lower average costs of power sold, partially offset by the effect of lower retail electric volumes and pricing. The consolidated gross margin decline also reflected lower electric delivery revenues in the North America Energy Delivery segment. Consolidated revenues and gross margins in

2002 included a positive $33 million net effect of mark-to-market accounting for commodity positions, compared to $158 million in 2001. (See discussion under Commodity Contract and Mark-to-Market Activities.)

      Operation and maintenance expense decreased $158 million, or 16%, to $853 million in 2002. The decrease in the International Energy segment of $245 million, due primarily to the disposal of the UK networks business in early 2002, was partially offset by an increase in the North America Energy segment of $101 million, which reflected increased staffing and other operating costs associated with expanded retail sales operations and wholesale sales, trading and risk management activities and higher bad debt expense, all due largely to the opening of the Texas electricity market to competition. Total net pension and postretirement benefit costs increased $8 million, to $19 million in 2002.

      Operation and maintenance expenses in the North American Energy segment are expected to decline in 2003. This decline reflects temporarily higher costs incurred in 2002, including bad debts and other administrative expenses arising from the transition to deregulation, as well as planned reductions in certain developmental expenses. Certain of the planned actions are expected to result in severance charges in the fourth quarter of 2002.

      Other operating expenses (depreciation and other amortization, goodwill amortization and taxes other than income) decreased $79 million, or 16%, to $417 million in 2002, primarily reflecting a $56 million impact from the discontinuance of goodwill amortization pursuant to the adoption of SFAS No.
142. Taxes other than income declined $22 million due to lower US retail revenues on which state and local gross receipts taxes are assessed.

      Operating income increased $65 million, or 12%, to $622 million in 2002, reflecting the reduction in operation and maintenance expense and the discontinuance of goodwill amortization described above, partially offset by lower gross margin.

      Other income increased $23 million to $33 million in 2002. The increase was due primarily to the amortization of a deferred gain associated with the sale of two generating plants in Texas in early 2002.

      Other deductions decreased $29 million to $31 million in 2002. The 2001 period included a $21 million loss on the write-off of regulatory assets. This line item includes equity losses in the telecommunications joint venture ($16 million in 2002 and $14 million in 2001).

      Interest income declined $40 million, or 83%, to $8 million in 2002, due largely to the recovery of under-collected fuel revenue on which interest income had been accrued under regulation in Texas in 2001, lower interest-bearing balances of restricted cash in Europe and lower interest rates.

      Interest expense and other charges decreased $83 million, or 22%, to $301 million in 2002, reflecting $42 million due to lower debt levels and $41 million due to lower interest rates.

      The effective income tax rate was 30.4% in 2002 compared to a negative tax rate in 2001. The income tax benefit in 2001 was driven by foreign tax credits and other benefits associated with asset disposals in the UK.

      Net income available for common stock decreased $128 million, or 38%, to $206 million in 2002. The decrease in net income reflected a net loss in the International Energy segment of $13 million compared to net income of $51 million in 2001, and lower net income in the North America Energy and North America Energy Delivery segments of $44 million and $5 million, respectively. These performances are discussed below under Segments. The net loss in Corporate and other activities increased $15 million, primarily due to a $15 million (net of income tax benefit of $8 million) impairment charge, reported as loss from discontinued operations, resulting from the expected sale of a gas distribution business in Mexico. Net pension and postretirement benefit costs reduced net income by $13 million in 2002 and $7 million in 2001.

      Earnings per share decreased $0.55, or 43%, to $0.73 per share in 2002. Of the decrease, $0.06 per share was due to an 8% increase in average shares outstanding. As discussed above, net income performance in 2002 benefited from the absence of goodwill amortization ($56 million, or $0.22 per share, in 2001).

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

      TXU Corp.'s operating revenues decreased $468 million, or 4%, to $11.9 billion in 2002. Revenue declined $330 million in the International Energy segment, driven by declines in both the wholesale and base retail operations in the UK and the effect of the sale of the UK networks business, partially offset by the effect of acquisitions. Revenues in the North America Energy segment increased by $73 million, which reflected an increase in wholesale sales partially offset by the effect of lower retail electric volumes and prices. Revenues in the North America Energy Delivery segment fell by $441 million, driven by reduced gas prices and lower gas distribution volumes due to milder winter weather.

      Gross margin decreased $185 million, or 3%, to $5.6 billion in 2002. The decline in margin in the International Energy segment of $551 million reflected the sale of the UK electricity distribution business and lower results from wholesale trading and risk management activities. Growth in margins in the North America Energy segment of $496 million was driven by improved results from expanded wholesale sales, trading and risk management activities and lower average costs of power sold, partially offset by the effect of lower retail electric volumes and pricing. The consolidated gross margin decline also reflected lower electric delivery revenues in the North America Energy Delivery segment. Consolidated revenues and gross margins in 2002 included a positive $43 million net effect of mark-to-market accounting for commodity positions, compared to $341 million in 2001. (See discussion under Commodity Contract and Mark-to-Market Activities.)

      Operation and maintenance expense increased $14 million, or 1%, to $2.5 billion in 2002. The increase in the North America Energy segment of $381 million was driven by increased staffing and other operating costs associated with expanded retail sales operations and wholesale trading and risk management activities and higher bad debt expense, all due largely to the opening of the Texas electricity market to competition in January 2002. This increase was partially offset by a decrease in the International Energy segment of $293 million, due primarily to the disposal of the UK networks business in early 2002, and a decrease of $44 million in the North American Energy Delivery Segment, due primarily to lower customer support costs and bad debt expense now reported in the North America Energy segment. Total net pension and postretirement benefit costs increased $30 million to $65 million in 2002 compared to $35 million in 2001.

      Other operating expenses decreased $242 million, or 16%, to $1.3 billion in 2002, primarily reflecting a $165 million impact from the discontinuance of goodwill amortization pursuant to the adoption of SFAS No. 142. Lower depreciation and amortization expense of $34 million was driven by the UK operations, reflecting the sale of the UK networks business in early 2002 and generation plant dispositions in the latter part of 2001. Taxes other than income declined $43 million due to the effect of lower US retail revenues on which state and local gross receipts taxes are assessed.

      Operating income increased $43 million, or 2%, to $1.9 billion in 2002, reflecting lower taxes other than income, discontinuance of goodwill amortization and lower depreciation expense, partially offset by lower gross margin and higher operation and maintenance expense.

      Other income decreased $60 million to $65 million in 2002. The decrease was due primarily to a gain of $72 million in the 2001 period on the sale of an investment in a Spanish power company.

      Other deductions decreased $33 million to $86 million in 2002. The 2001 period included a $21 million after-tax loss on the write-off of regulatory assets. This line item includes equity losses in the telecommunications joint venture of $40 million in 2002 and $41 million in 2001.

      Interest income declined $90 million, or 74%, to $31 million in 2002, due largely to the recovery of under-collected fuel revenue on which interest income had been accrued under regulation in Texas in 2001, lower interest-bearing balances of restricted cash in Europe and lower interest rates.

      Interest expense and other charges decreased $284 million, or 24%, to $892 million in 2002, reflecting $199 million due to lower interest rates and $85 million due to lower debt levels.

      The effective income tax rate before the extraordinary loss was 28.1% in 2002 compared to 2.2% in 2001. The 2001 effective income tax rate reflected foreign tax credits and other benefits associated with asset disposals in the UK.

      Net income available for common stock decreased $80 million, or 11%, to $651 million in 2002. A decline in net income of $143 million in the International Energy segment was partially offset by increases in the North America Energy and North America Energy Delivery segments of $12 million and $67 million, respectively. These performances are discussed below under Segments. The net loss in Corporate and other activities increased $16 million, due to a $15 million (net of income tax benefit of $8 million) impairment charge, reported as loss from discontinued operations, resulting from the expected sale of a gas distribution business in Mexico and an extraordinary loss of $18 million (net of income tax benefit of $9 million) related to the early extinguishment of debt, partially offset by lower interest expense. Net pension and postretirement benefit costs reduced net income by $42 million in 2002 and $23 million in 2001.

      Earnings per share decreased $0.43, or 15%, to $2.40 per share in 2002. Results for 2002 included the loss on discontinued operations of $0.05 per share and the extraordinary loss of $0.07 per share. Earnings per share in 2002 declined $0.13 per share due to a 5% increase in average shares outstanding. As discussed above, net income performance in 2002 benefited from the absence of goodwill amortization ($165 million, or $0.64 per share, in 2001).

COMMODITY CONTRACT AND MARK-TO-MARKET ACTIVITIES

      The table below summarizes the changes in commodity contract assets and liabilities for the nine months ended September 30, 2002. The net increase, excluding "other activity" as described below, of $43 million represents the net favorable effect of mark-to-market accounting on earnings for the nine months ended September 30, 2002 ($33 million net favorable effect for the three months ended September 30, 2002). This effect represents the difference between earnings under mark-to-market accounting versus accounting for gains and losses upon settlement of the contracts.

        Balance of net commodity contract assets/(liabilities) at December 31, 2001      $ 409

        Settlements of positions included in the opening balance (1)                      (225)

        Unrealized mark-to-market valuations of positions held at end of period (2)        268

        Other activity (3)                                                                 148
                                                                                         -----

         Balance of net commodity contract assets/(liabilities) at September 30, 2002    $ 600
                                                                                         =====

(1) Represents unrealized mark-to-market valuations of these positions recognized in earnings as of December 31, 2001.

(2) Includes unrealized gains of $36 million recognized upon origination of certain contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." There were no significant changes in fair value attributable to changes in valuation techniques.

(3) Includes initial values of positions assumed in acquisitions or involving the receipt or payment of cash, such as option premiums, and amortization of such positions originating in prior periods. Also includes reclassifications of commodity contract assets and liabilities, including $71 million of unsettled liabilities to Enron reclassified to other current liabilities, and the impact of currency translation adjustments. These activities have no effect on unrealized mark-to-market valuations.

      The above table includes all trading and non-trading commodity contracts that are marked to market in net income.

      Of the net commodity contract asset balance of $600 million at September 30, 2002, $58 million relates to TXU Europe and has been excluded from the maturity table below (see Note 3 to Financial Statements regarding recent events related to TXU Europe). Also excluded from the maturity table below is the net asset of $98 million consisting of the initial values, net of amortization, of positions assumed in acquisitions or involving the receipt or payment of cash, including option premiums. The remaining net commodity contract asset balance at September 30, 2002 of $444 million, represents unrealized mark-to-market net gains that have been recognized in current and prior periods' earnings, excluding TXU Europe. The following table presents the unrealized mark-to-market balance at September 30, 2002 scheduled by contractual settlement dates of the underlying positions (in millions).

                                   Maturity dates of unrealized net mark-to-market balances at September 30, 2002
                                   ------------------------------------------------------------------------------
                                        Maturity less                             Maturity in
                                             than        Maturity of  Maturity of   Excess of
      Source of fair value                  1 year        1-3 years    4-5 years      5 years      Total
      ----------------------             -------------   -----------  -----------  ------------   -------
      Prices actively quoted ..........     $  (6)            $  1        $ -          $ -         $ (5)
      Prices provided by other
       external sources ...............       203              140         27            6          376
      Prices based on models ..........        29               14          9           21           73
                                            -----             ----        ---          ---         ----
      Total ...........................     $ 226             $155        $36          $27         $444
                                            =====             ====        ===          ===         ====
      Percentage of total .............        51%              35%         8%           6%         100%

      As the above table indicates, approximately 86% of the unrealized mark-to-market valuations at September 30, 2002 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available through 2005. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter (OTC) broker quotes are available. OTC quotes for power and natural gas generally extend through 2005 and 2010, respectively. This category also includes values of large commercial and industrial (C&I) retail sales contracts. The "prices based on models" category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements, which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled by TXU Corp. as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

SEGMENTS

North America Energy

                                                                       Three Months Ended          Nine Months Ended
                                                                          September 30,              September 30,
                                                                      --------------------        -------------------
                                                                       2002         2001*          2002         2001*
                                                                      ------       -------        ------       ------
Operating revenues ................................................   $2,420       $ 2,351        $6,236       $6,163
                                                                      ------       -------        ------       ------
Operating expenses
      Energy purchased for resale, fuel consumed and delivery
        costs .....................................................    1,543         1,536         3,682        4,105
      Operation and maintenance ...................................      356           255         1,081          700
      Depreciation and amortization ...............................      111           100           328          306
      Taxes other than income .....................................       52            29           165           84
                                                                      ------       -------        ------       ------
             Total operating expenses .............................    2,062         1,920         5,256        5,195
                                                                      ------       -------        ------       ------

Operating income ..................................................      358           431           980          968

Other income ......................................................       21             3            34            5

Other deductions ..................................................        5            25            10           33

Interest income ...................................................       --            19            23           60

Interest expense and other charges ................................       51            61           181          196
                                                                      ------       -------        ------       ------

Income before income taxes ........................................      323           367           846          804

Income tax expense ................................................      100           100           267          237
                                                                      ------       -------        ------       ------

Net income ........................................................   $  223       $   267        $  579       $  567
                                                                      ======       =======        ======       ======

-----------------
      *The North America Energy segment was created as a result of the deregulation of the electric utility industry in Texas, which became effective January 1, 2002. The North America Energy segment includes the generation and certain retail operations of US Holdings, wholesale sales, trading and risk management activities, an unregulated retail commercial and industrial gas business and other energy-related businesses.

      Prior period data is included above for the purpose of providing historical financial information about the North America Energy segment after giving effect to the restructuring transactions and allocations described in the Notes to Financial Statements. Had the North America Energy segment existed as a separate segment, its results of operations and financial position could have differed materially from those reflected above. Additionally, future results of the North America Energy segment's operations and financial position could differ materially from the historical information presented.

Segment Highlights


                                                                                Three Months Ended            Nine Months Ended
                                                                                   September 30,               September 30,
                                                                              ---------------------       ------------------------
                                                                                 2002        2001*           2002          2001*
                                                                              ---------    --------       -----------    ---------
Operating statistics:
Retail electric sales volumes (GWh) ........................................     27,394      30,461            72,551       78,064

Wholesale electric sales volumes (non-trading physically
settled)(GWh) ..............................................................      9,260       2,444            22,447        5,178
Customers (end of period and in thousands):
   Electric ................................................................                                    2,763        2,727
   Gas .....................................................................                                        2            3
                                                                                                          -----------    ---------
      Total customers ......................................................                                    2,765        2,730

  Physical and financial wholesale trading and risk management volumes:
   Electric  (GWh) .........................................................    232,613      89,344         1,277,526      222,940
   Gas (billion cubic feet) ................................................      5,581       3,998            15,354        7,699

Operating revenues (million of dollars):
Retail electric:
   Residential .............................................................  $   1,093    $  1,151       $     2,569    $   2,709
   Commercial and industrial ...............................................        839       1,104             2,720        3,117
                                                                              ---------    --------       -----------    ---------
      Total ................................................................      1,932       2,255             5,289        5,826
Wholesale electric revenues (non-trading physically settled) ...............        327          25               645           77
Wholesale energy revenues - trading and risk management activities..........        123          52               237          106
Other revenues .............................................................         38          19                65          154
                                                                              ---------    --------       -----------    ---------
      Total operating revenues .............................................  $   2,420    $  2,351       $     6,236    $   6,163
                                                                              =========    ========       ===========    =========

Weather (average for service area)**
  Percent of normal:
      Cooling degree days ..................................................       99.8%       99.1%            102.1%       101.6%
      Heating degree days ..................................................        --         --                98.6%       104.3%

--------------------------
*See footnote on previous page.
** Weather data is obtained from Meterlogix, a private company that collects weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

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

     Effective January 1, 2002, TXU Energy incurs electricity delivery fees charged by Oncor and other T&D utilities, which TXU Energy includes in billings to its large commercial and industrial (C&I) customers. For residential and small business customers, the price-to-beat rates include a delivery component, but such billed amounts are not necessarily equivalent to delivery fees incurred by TXU Energy. These fees are reflected in TXU Energy's revenues and cost of energy for the three months and nine months ended September 30, 2002. For comparability purposes, electricity delivery fees have been included in the North America Energy segment's revenues and cost of energy for the three and nine months ended September 30, 2001. The North America Energy segment's gross margin is not materially affected by the inclusion of these electricity delivery fees.

     The North America Energy segment's operating revenues increased $69 million, or 3%, to $2.4 billion for the third quarter of 2002. Non-trading wholesale electric revenues increased $302 million to $327 million on higher sales volumes in the newly deregulated Electric Reliability Council of Texas (ERCOT) power market. Wholesale energy trading and risk management revenues increased $71 million, or 137%, on favorable results from increased activity in ERCOT and other markets. Retail electric revenues declined $323 million, or 14%, to $1.9 billion on a 10% decline in overall volumes and lower average pricing. Lower volumes reflected increased competitive activity in the large C&I power market. Lower retail electric pricing reflected lower average C&I prices and lower regulated price-to-beat rates effective in 2002 for residential and small business customers. In addition to a lower base rate component of the price-to-beat rate as compared to the 2001 base rate, the fixed fuel factor component of the price-to-beat rate is lower than the fuel costs incurred and recognized in revenues in 2001.

     Gross margin (operating revenues less energy purchased for resale, fuel consumed and delivery costs) increased $62 million, or 8%, to $877 million in the third quarter of 2002. The increase was driven by favorable results from expanded wholesale sales, trading and risk management activities in the ERCOT market and lower average costs of power sold, partially offset by the effect of lower retail electric volumes and pricing. Revenues and gross margin in 2002 included a positive $8 million net effect of mark-to-market accounting for commodity positions, compared to $86 million in 2001.

     Net income for the segment declined $44 million, or 16%, to $223 million for the third quarter of 2002. The decline was driven by growth in operating expenses, partially offset by the higher gross margin and positive effects of other income and other deduction items discussed below. An increase in operation and maintenance expense of $101 million, or 40%, reflected $69 million in higher staffing and other operating costs related to expanded retail sales operations and trading and risk management activities and $18 million in increased bad debt expense, all due largely to the opening of the Texas electricity market to competition. The increase in operation and maintenance expense also reflected retail customer support costs and bad debt expense reported in the North America Energy Delivery segment in 2001. Depreciation and amortization increased $11 million, or 11%, due largely to investments in systems and expansion of office facilities to support the opening of the Texas electricity market to competition. Taxes other than income rose $23 million due primarily to state gross receipts taxes that were reported by the North America Energy Delivery segment in 2001. Other income increased by $18 million reflecting amortization of a gain on the sale of two generation plants in early 2002. Other deductions decreased by $20 million reflecting a $21 million write-off of regulatory assets in 2001. Interest income declined $19 million due to the recovery of under-collected fuel revenue on which interest income had been accrued under regulation in 2001. Interest expense declined $10 million, or 16%, reflecting lower interest rates. The effective tax rate increased to 31.0% in 2002 from 27.2% in 2001, due primarily to the reversal in 2001, pursuant to regulatory order, of T&D depreciation expense redirected from generation assets and higher general business tax credits in 2001.

     Operation and maintenance expenses in the North American Energy segment are expected to decline in 2003. These reductions reflect temporarily higher costs incurred in 2002, including bad debts and other administrative expenses arising from the transition to deregulation, as well as planned reductions in certain developmental activities.

     The North America Energy segment's operating revenues increased $73 million, or 1%, to $6.2 billion for the first nine months of 2002. Non-trading wholesale electric revenues increased $568 million to $645 million on higher sales volumes in the newly deregulated ERCOT power market. Wholesale energy trading and risk management revenues increased $131 million, or 124%, on favorable results from increased activity in ERCOT and other markets. Retail electric revenue declined $537 million, or 9%, to $5.3 billion on a 7% decline in overall volumes and lower average pricing. Lower volumes reflected increased competitive activity in the large C&I power market. Lower retail electric pricing reflected lower average C&I prices and lower regulated price-to-beat rates effective in 2002 for residential and small business customers. In addition to a lower base rate component of the price-to-beat rate as compared to the 2001 base rate, the fixed fuel factor component of the price-to-beat rate is lower than the fuel costs incurred and recognized in revenues in 2001.

     Gross margin increased $496 million, or 24%, to $2.6 billion for the first nine months of 2002. The increase was driven by favorable results from expanded wholesale sales, trading and risk management activities in the ERCOT market and lower average costs of power sold, partially offset by the effect of lower retail electric volumes and pricing. Revenues and gross margin in 2002 included a negative $4 million net effect of mark-to-market accounting for commodity positions, compared to a positive net effect of $188 million in 2001.

     Net income for the segment increased $12 million, or 2%, to $579 million for the first nine months of 2002. The improvement was driven by higher gross margin and positive effects of other income and other deduction items discussed below, partially offset by growth in operating expenses. An increase in operation and maintenance expense of $381 million, or 54%, reflected $265 million in higher staffing and other operating costs related to expanded retail sales operations and trading and risk management activities and $111 million in increased bad debt expense, all due largely to the opening of the Texas electricity market to competition. The increase in operation and maintenance expense also reflected the effect of retail customer support costs and bad debt expense reported in the North America Energy Delivery segment in 2001. The increase in depreciation and amortization expense of $22 million, or 7%, was primarily due to investments in computer systems and expansion of office facilities. Taxes other than income rose $81 million due to state gross receipts taxes that were reported by the North America Energy Delivery segment in 2001. Other income increased by $29 million primarily reflecting $30 million in amortization of a gain on the sale of two generation plants in early 2002. Other deductions decreased by $23 million, reflecting a $21 million write-off of regulatory assets in 2001. Interest income declined $37 million due to the recovery of under-collected fuel revenue on which interest income had been accrued under regulation in 2001. Interest expense declined $15 million due to lower interest rates. The effective tax rate increased to 31.6% in 2002 from 29.5% in 2001, primarily due to the reversal in 2001, pursuant to regulatory order, of T&D depreciation expense redirected from generation assets and higher general business tax credits in 2001.

North America Energy Delivery

                                           Three Months Ended   Nine Months Ended
                                              September 30,       September 30,
                                           ------------------   -----------------
                                             2002      2001*     2002      2001*
                                             ----      -----     ----      -----
Operating revenues .....................    $  694    $  770    $2,189    $2,630
                                            ------    ------    ------    ------
Operating expenses
   Gas purchased for resale ............        47        54       302       640
   Operation and maintenance ...........       258       264       752       796
   Depreciation and amortization .......        82        79       245       232
   Taxes other than income .............       113       157       343       467
                                            ------    ------    ------    ------
       Total operating expenses ........       500       554     1,642     2,135
                                            ------    ------    ------    ------

Operating income .......................       194       216       547       495

Other income ...........................         1         1         7         9

Other deductions .......................         2         2         9         7

Interest income ........................        10         9        32        16

Interest expense and other charges .....        83        89       244       272
                                            ------    ------    ------    ------

Income before income taxes .............       120       135       333       241

Income tax expense .....................        42        52       113        88
                                            ------    ------    ------    ------

Net income .............................    $   78    $   83    $  220    $  153
                                            ======    ======    ======    ======

 ------------------------
   *The North America Energy Delivery segment was created as a result of the deregulation of the electric utility industry in Texas, which became effective January 1, 2002. The North America Energy Delivery segment includes the electric T&D business of US Holdings and TXU SESCO Company and the natural gas pipeline and distribution operations of TXU Gas.

   Prior period data is included above for the purpose of providing historical financial information about the North America Energy Delivery segment after giving effect to the restructuring transactions and allocations described in the Notes to Financial Statements. Had the North America Energy Delivery segment existed as a separate segment, its results of operations and financial position could have differed materially from those reflected above. Additionally, future results of the North America Energy Delivery segment's operations and financial position could differ materially from the historical information presented.

Segment Highlights

                                                              Three Months Ended    Nine Months Ended
                                                                 September 30,         September 30,
                                                              ------------------    -----------------
                                                               2002       2001*      2002      2001*
                                                               ----      ------      ----      -----
Operating statistics:
Electric energy delivered volumes (GWh) ....................   32,574    30,463      82,392    78,056
                                                              -------   -------     -------   -------
Gas distribution volumes (Bcf):
   Residential .............................................        6         6          57        60
   Commercial ..............................................        7         6          38        39
   Industrial and electric generation ......................        1         1           5         6
                                                              -------   -------     -------   -------
     Total gas sales .......................................       14        13         100       105
                                                              =======   =======     =======   =======
Pipeline transportation volumes (Bcf) ......................      129       112         347       292
Gas distribution customers and electric points of delivery
(end of period and
   in thousands):
   Gas distribution customers ..............................                         1,444     1,424
   Electric points of delivery .............................                         2,902     2,851

Operating revenues (million of dollars):
Electric delivery:
   North America Energy ....................................  $   439   $   602     $ 1,252   $ 1,514
   Non-affiliated ..........................................      118        48         299       141
                                                              -------   -------     -------   -------
     Total electric energy delivery ........................      557       650       1,551     1,655
                                                              -------   -------     -------   -------
Gas distribution:
   Residential .............................................       64        57         363       560
   Commercial ..............................................       39        38         181       311
   Industrial and electric generation ......................        5         6          18        44
                                                              -------   -------     -------   -------
     Total gas .............................................      108       101         562       915
Pipeline transportation ....................................       16        13          44        37
Other revenues, net of eliminations ........................       13         6          32        23
                                                              -------   -------     -------   -------
     Total gas distribution and pipeline transportation ....      137       120         638       975
                                                              -------   -------     -------   -------
     Total operating revenues ..............................  $   694   $   770     $ 2,189   $ 2,630
                                                              =======   =======     =======   =======

--------------------------
*See footnote on previous page.

      The prior year financial information for the electric delivery operations included in the North America Energy Delivery segment includes information derived from the historical financial statements of US Holdings. Reasonable allocation methodologies were used to unbundle the financial statements of US Holdings between its generation and T&D operations. Allocation of revenues reflected consideration of return on invested capital, which continues to be regulated for the T&D operations. US Holdings maintained expense accounts for each of its component operations. Costs of energy and expenses related to operations and maintenance and depreciation and amortization, as well as assets, such as property, plant and equipment, materials and supplies and fuel, were specifically identified by component operation and disaggregated. Various allocation methodologies were used to disaggregate revenues, common expenses, assets and liabilities between US Holdings' generation and T&D operations. Interest and other financing costs were determined based upon debt allocated. Had the unbundled operations of US Holdings actually existed as separate entities in a deregulated environment, their results of operations could have differed materially from those included in the historical financial statements included herein.

      Operating revenues for the North America Energy Delivery segment decreased $76 million, or 10%, to $694 million for the third quarter of 2002. Electric T&D revenues decreased $93 million, or 14%, primarily due to the absence of revenues that are earned by the REP and reported in the North America Energy segment effective in 2002. Excluding the impact of these revenues, electric distribution revenues rose 5% on a 7% increase in electric volumes delivered. The decrease in electric T&D revenues was partially offset by a $17 million, or 14%, increase in gas delivery revenues due to a nonrecurring unfavorable adjustment for unrecoverable gas cost recorded in 2001. The effects of gas delivery rate increases and sales volume growth in 2002 were largely offset by decreases in gas costs.

      Gross margin for the segment relates only to the gas delivery business. The electric T&D business does not buy and sell electricity; its revenues consist primarily of T&D fees. Gross margin in the gas delivery business improved $24 million, or 36%, in 2002, driven by an unfavorable adjustment for unrecoverable gas costs in the prior year, rate increases for transportation and other services, and the sales volume increase.

      Net income decreased by $5 million, or 6%, to $78 million for the third quarter of 2002. This performance reflected lower electric T&D revenues, partially offset by a decline of $44 million, or 28%, in taxes other than income, reflecting gross receipts taxes reported in the North America Energy segment effective 2002. Operation and maintenance expense declined $6 million, or 2%, reflecting retail electric customer support costs and bad debt expense reported in the North America Energy segment in 2002, partially offset by normal growth in base operations. Interest expense declined $6 million, or 7%, on lower interest rates. The effective tax rate decreased to 35.0% in 2002 from 38.5% in 2001, due primarily to the discontinuance of nondeductible goodwill amortization.

      Operating revenues for the North America Energy Delivery segment decreased $441 million, or 17%, to $2.2 billion for the first nine months of 2002. Gas delivery revenues declined $337 million, or 34%, to $638 million, reflecting reduced costs of gas and lower distribution sales volumes generally driven by milder winter weather and reduced heating demand relative to 2001. Gas distribution sales volumes declined 5%. Electric T&D revenues decreased $104 million, or 6%, to $1.6 billion. Excluding the impact of revenues that are reported in the North America Energy segment in 2002, electric distribution revenues rose 7% on a 6% increase in electric volumes delivered.

     Gross margin in the gas delivery business increased $4 million, or 1%, for the first nine months of 2002. The increase is primarily due to the unfavorable adjustments for unrecoverable gas costs in 2001, partially offset by reduced gross receipts tax collections. Rate increases were largely offset by the effect of lower volumes.

     Net income increased by $67 million, or 44%, to $220 million for the first nine months of 2002. This performance reflected a decline of $124 million, or 27%, in taxes other than income, reflecting gross receipts taxes reported in the North America Energy segment effective in 2002, higher interest income on regulatory-related assets charged by the North America Energy Delivery segment to the North America Energy segment effective in 2002 and reduced interest expense. The effective tax rate was 33.9% in 2002 compared to 36.5% in 2001, due primarily to the discontinuance of nondeductible goodwill amortization.

International Energy

                                                                      Three Months Ended         Nine Months Ended
                                                                         September 30,             September 30,
                                                                      --------------------     ---------------------
                                                                        2002         2001        2002         2001
                                                                        ----         ----        ----         ----
Operating revenues .................................................  $ 1,592      $ 1,429     $  4,714      $ 5,044
                                                                      -------      -------     --------      -------

Operating expenses
   Energy purchased for resale, fuel consumed and delivery costs ...    1,213          898        3,513        3,292
   Operation and maintenance .......................................      243          488          682          975
   Depreciation and amortization ...................................       48           68          128          220
   Goodwill amortization ...........................................       --           50           --          147
                                                                      -------      -------      -------      -------
      Total operating expenses .....................................    1,504        1,504        4,323        4,634
                                                                      -------      -------      -------      -------

Operating income (loss) ............................................       88          (75)         391          410

Other income .......................................................       11            5           19          101

Other deductions ...................................................        4           17           25           32

Interest income ....................................................        5           21           15           57

Interest expense and other charges .................................      121          171          349          532
                                                                      -------      -------      -------      -------

Income (loss) before income taxes ..................................      (21)        (237)          51            4

Income tax expense (benefit) .......................................       (8)        (288)         (18)        (208)
                                                                      -------      -------      -------      -------

Net income (loss) ..................................................  $   (13)     $    51      $    69      $   212
                                                                      =======      =======      =======      =======

Segment Highlights

                                                                                Three Months Ended     Nine Months Ended
                                                                                   September 30,          September 30,
                                                                            ------------------------  --------------------
                                                                                 2002        2001        2002      2001
                                                                                 ----        ----        ----      ----
Operating statistics:
Retail electric sales volumes (GWh) .......................................    14,436       13,042      44,343    40,751
Retail gas sales volumes (Bcf) ............................................        46           37         174       163

Wholesale energy sales volumes (non-trading physically settled)
  Electric (GWh) ..........................................................     1,922        1,761       4,887    36,989
  Gas (Bcf) ...............................................................         5           12          16        35

Physical and financial wholesale trading and risk management volumes:
  Electric (GWh) ..........................................................   223,338      198,542     645,580   735,600
  Gas (Bcf) ...............................................................       982          733       2,891     3,311

Retail customers (end of period and in thousands):
  Electric ................................................................                              5,083     4,859
  Gas .....................................................................                              2,151     1,666

Operating revenues (million of dollars):
Retail electric:
  Residential ............................................................. $     514     $    426    $  1,612  $  1,529
  Industrial and commercial ...............................................       455          394       1,299     1,127
                                                                            ---------     --------    --------  --------
     Total ................................................................       969          820       2,911     2,656

Electricity distribution ..................................................        65          161         198       486

Retail gas:
  Residential .............................................................       119           78         478       400
  Industrial and commercial ...............................................        90           68         328       251
                                                                            ---------     --------    --------  --------
     Total ................................................................       209          146         806       651

Wholesale energy revenues (non-trading physically settled):

  Gas .....................................................................        15           33          46       106
  Electric ................................................................        49           27         122       536
                                                                            ---------     --------    --------  --------
     Total ................................................................        64           60         168       642

Wholesale energy trading and risk management and other revenues ...........       328          340         763       909

Less intercompany revenues ................................................       (43)         (98)       (132)     (300)
                                                                            ---------     --------    --------  --------

     Total operating revenues ............................................. $   1,592     $  1,429    $  4,714  $  5,044
                                                                            =========     ========    ========  ========


      Refer to Note 3 to Financial Statements regarding recent events related to TXU Europe.

      The International Energy segment's operating revenues increased $163 million, or 11%, to $1.6 billion for the third quarter of 2002. Europe's revenues rose $129 million, or 11%. The effects of changes in foreign currency translation rates contributed approximately $88 million to the increase, with the balance due to the effect of acquisitions, partially offset by declines in base wholesale and retail operations in the UK and the sale in early 2002 of the UK networks business. Revenues in Australia increased $34 million, or 17%, which included approximately $14 million from translation effects. The balance of the increase reflected higher retail electricity volumes and pricing, partially offset by lower wholesale results.

      The International Energy segment's gross margin fell $152 million, or 29%, to $379 million for the third quarter of 2002. Europe's gross margin declined $153 million, or 37%, driven by the UK operations. Gross margin performance was negatively impacted by a $113 million effect of the sale of the UK networks business. The UK gross margin decline also reflected lower wholesale power prices and lack of price volatility that negatively impacted wholesale trading and risk management results. The wholesale power pricing environment also diminished generation portfolio results. Retail electric operations in the UK were adversely impacted by the effect of heightened competitive activity and resulting customer attrition. Lower wholesale pricing did not significantly benefit retail electric results as a substantial portion of retail load is satisfied with long-term power purchase agreements with pricing considerably in excess of current wholesale market prices. Europe's revenues and gross margin in 2002 included a positive $33 million net effect of mark-to-market accounting for commodity positions, compared to $61 million in 2001.

      Australia's gross margin rose $1 million, or 1%. On a local currency basis, margins declined by 10% reflecting a decline in wholesale trading and risk management results, partially offset by improved retail margins due to the higher volumes and prices. Australia's revenues and gross margin in 2002 included a negative $8 million net effect of mark-to-market accounting for commodity positions, compared to a positive $11 million net effect in 2001.

      Net income for the International Energy segment declined $64 million, to a loss of $13 million for the third quarter of 2002. Europe posted a net loss of $37 million, versus net income of $21 million in 2001. The decline in Europe's results reflected lower UK wholesale power prices and volatility, which impacted retail, trading and generation results, leading to events occurring in October 2002 described in Note 3 to Financial Statements. The effect on Europe's performance of the cessation of goodwill amortization ($45 million with no tax effect) and net losses in 2001 on UK asset dispositions ($26 million after tax), was partially offset by the absence of earnings from the UK networks business ($33 million after-tax). Australia posted net income of $24 million in 2002 compared to $30 million in 2001. Australia's results reflected the decline in gross margin and higher operation and maintenance expense that reflected additional staffing costs to support retail competition, partially offset by the discontinuance of goodwill amortization ($5 million with no tax effect). The decline in the International Energy segment's income tax benefit reflects foreign tax credits and other benefits associated with asset disposals in the UK in 2001.

      The International Energy segment's operating revenues decreased $330 million, or 7%, to $4.7 billion for the first nine months of 2002. Europe's revenue fell $445 million, or 10%. Revenue declines in base wholesale and retail operations in the UK and the effect of the sale of the UK networks business were partially offset by the effect of acquisitions and the approximately $87 million positive effect of changes in foreign currency translation rates. Revenues in Australia increased $115 million, or 21%, which reflected approximately $24 million increase due to foreign currency translation effects. The balance of the growth was driven by higher retail electricity volumes and pricing and also reflected favorable wholesale results.

      The International Energy segment's gross margin fell $551 million, or 31%, to $1.2 billion for the first nine months of 2002. Europe's gross margin fell $631 million, or 43%, driven by the UK operations. Gross margin performance was negatively impacted by a $313 million effect of the sale of the UK networks business. The UK gross margin decline also reflected lower wholesale power prices and lack of price volatility that negatively impacted wholesale trading and risk management results. The wholesale power pricing environment also diminished generation portfolio results. Retail electric operations in the UK were adversely impacted by the effect of heightened competitive activity and resulting customer attrition. See discussion of other impacts above as well as
Note 3 to Financial Statements regarding recent events related to TXU Europe. Europe's revenues and gross margin in 2002 included a positive $37 million net effect of mark-to-market accounting for commodity positions, compared to $145 million in 2001.

      Australia's gross margin rose $80 million, or 28%. On a local currency basis, margin improved 21%, reflecting improved retail electric margins due to higher volumes and rates. Australia's revenues and gross margin in 2002 included a positive $10 million net effect of mark-to-market accounting for commodity positions, compared to $8 million in 2001.

      Net income for the International Energy segment declined $143 million, or 68%, to $69 million for the first nine months of 2002. This decline reflected a gain in 2001 on the sale of an investment in a Spanish power company ($51 million after-tax). Europe posted a net loss of $33 million in 2002, compared to net income of $161 million in 2001. The decline in Europe's results reflected lower UK wholesale power prices and volatility, which impacted retail, trading and generation results, leading to events occurring in October 2002 described in
Note 3 to Financial Statements. The effect on Europe's performance of the cessation of goodwill amortization ($133 million with no tax effect), and net losses in 2001 on UK asset dispositions ($19 million after tax), was partially offset by the absence of earnings from the UK networks business ($99 million after tax). Australia's net income rose $51 million to $102 million in 2002. Australia's results were driven by the higher gross margin and the discontinuance of goodwill amortization ($14 million with no tax effect), partially offset by higher operation and maintenance expense that reflected additional staffing costs to support retail competition. The decline in the International Energy segment's income tax benefit reflects foreign tax credits and other benefits associated with asset disposals in the UK in 2001.

SUBSEQUENT EVENTS RELATED TO TXU EUROPE

      Difficult Operating Environment in the UK -- On October 4, 2002, TXU Corp. announced that it was reducing earnings expectations for 2002 and 2003 due primarily to continued pressure on operating results in the UK. A significant decrease in wholesale power prices and low price volatility, due in part to milder than normal weather, had led to continuing declines in profitability and cash flows from TXU Europe's upstream electricity generation assets and short-term wholesale trading activities. In addition, TXU Europe's ability to enter into structured transactions (long-term trades) had been considerably reduced because of depressed market activity and lack of available counterparties due to energy sector-wide credit concerns. A significant portion of TXU Europe's retail power load in the UK was satisfied with long-term agreements that obligated TXU Europe to purchase power at prices considerably in excess of current wholesale market prices. These comparatively high power purchase costs, combined with increased competition and associated customer attrition, had resulted in reduced profitability and cash flows from TXU Europe's retail electric business. TXU Europe's planned actions to address the situation included restructuring the power purchase agreements and physical generation positions in the UK, ceasing acquisition and other developmental activities, reducing administrative costs and enhancing retail margins.

      Market Reaction and TXU Corp.'s Response -- Prior to TXU Corp.'s October 4 announcement, concerns were already prevalent in US financial markets regarding financial performance of the US energy sector. Subsequent to TXU Corp.'s October 4 announcement, concerns also arose in the financial markets regarding the liquidity of TXU Corp.'s North American and Australian operations.

      TXU Corp. has taken the following actions to address the US financial markets' concern about liquidity and to strengthen its credit position:

      . Reduced its common stock dividend by 80 percent to an annual indicated rate of $.50 per share effective with the dividend payable in January 2003
      . Significantly reduced planned capital expenditures in all its businesses
      . Reversed previous plans to support TXU Europe with up to $700 million in capital contributions
      . Eliminated by amendment the cross-default provision in a US financing arrangement that would have been triggered by a TXU Europe default (TXU Australia's financing arrangements have no cross-default provision that would have been triggered by a TXU Europe default.)
      .  Drew $2.6 billion in cash on its US revolving credit facilities
      . On October 30, 2002, entered into a commitment for a secured credit facility of up to $1 billion at Oncor. The facility is intended to fund interim refinancings of approximately $700 million of maturities should market conditions not support a timely, cost effective refinancing. The balance will be available for general corporate purposes at Oncor.

      The actions to reduce the common stock dividend and capital expenditures will result in estimated annual cash savings of $850 to $950 million, which is intended to be used for debt reduction.

      Following the announcement of these actions, between October 4 and October 14, 2002, the major credit rating agencies downgraded TXU Europe's credit ratings to below investment grade. Credit ratings for TXU Corp and its US and Australian subsidiaries remain investment grade.

      Impact of Credit Rating Downgrades on TXU Europe -- The downgrades of credit ratings to below investment grade have resulted in a number of potential demands on TXU Europe's liquidity. These demands are in certain cases at the discretion of TXU Europe's counterparties and include additional cash or letter of credit collateral requirements and repayment of indebtedness under various financing and other contractual arrangements. Certain of these collateral requirements relate to wholesale trading, further limiting these activities. In addition, events of default have occurred under certain of these arrangements, and several financing agreements contain cross-default provisions that accelerate repayment of borrowings. The effect of these developments on liquidity is significant, and TXU Europe has entered into negotiations with its creditors regarding these matters.

     Sale of Certain TXU Europe Operations -- On October 14, 2002, TXU Corp. announced that TXU Europe was offering for sale all or portions of its business. Such action effectively represented a determination by TXU Corp. to exit all of its operations in Europe.

     On October 21, 2002, TXU Europe sold certain of its operations to Powergen, a unit of Germany's E.ON AG, for approximately $2.1 billion ((pound)1.37 billion) in cash.

     Concurrently, Powergen terminated the accounts receivable securitization program, under which TXU Europe had been selling its trade accounts receivable, for approximately $390 million ((pound)250 million), effectively buying back the receivables from the participating financial institution.

     The operations sold include: (a) the retail electric and gas business in the UK, consisting of 5.3 million residential, commercial and industrial customers, and (b) three power plants representing a total of 2.9 gigawatts of coal-fired generation capacity and a combined heat and power plant, all in the UK. The sale and purchase agreement also provides for the transfer of approximately 1,900 employees in the UK to Powergen and the assumption by Powergen of the associated pension obligations.

     After the sale, TXU Europe continues to retain: (a) its energy trading assets and liabilities; (b) several long-term power purchase agreements in the UK; (c) operations in Germany consisting of a national retail energy provider with 200,000 customers, as well as majority interests in two businesses providing power, gas, heating and water services: the city utility in Kiel (51% owned) with 250,000 customers and the city utility in Braunschweig (74.9% owned) with 210,000 customers; (d) operations in Scandinavia consisting of an 80% owned wholesale power business in Finland, selling over four terawatt hours of electricity annually, a 45% interest in an electricity distribution business in Finland with access to 90,000 customers and a retail energy business with 80,000 customers in Norway; and (e) two combined heat and power plants in the UK and interests in various renewable energy projects, mostly wind farms.

     TXU Europe and its subsidiaries have not entered into formal administration processes in the UK (similar to bankruptcy proceedings in the US). However, consistent with UK law, these remaining operations are being managed by the directors of TXU Europe for the benefit of the creditors of TXU Europe and its subsidiaries. The sales proceeds discussed above, as well as any other proceeds that may be realized, will not be available to TXU Corp.

     In consideration of the above events and changes in circumstances regarding TXU Corp.'s control of the operating activities of TXU Europe, TXU Corp. is required to perform an impairment test of goodwill and other assets of TXU Europe, in accordance with accounting rules. TXU Corp. expects to record an estimated charge of approximately $4.2 billion in the fourth quarter of 2002, consisting primarily of the write-off of its investment in TXU Europe ($3.7 billion as of September 30, 2002). The charge also includes the write-off of receivables due from TXU Europe and amounts previously recorded in other comprehensive income, consisting primarily of the cumulative translation loss associated with TXU Europe, as well as certain anticipated income tax and other obligations related to the exiting of the European operations. This charge is before consideration of any income tax deduction with respect to the tax basis ($3.4 billion) of TXU Corp.'s investment in TXU Europe, as well as certain income tax contingencies, as such matters continue to be under review. TXU Corp. has no intention to continue to fund the operations or any obligations of TXU Europe beyond its investment balance.

     Financial Statements Reflecting the Exiting of TXU Europe Operations -- The following condensed consolidated financial statements of TXU Corp. have been prepared to give effect to the exiting of all of the European operations and the write-off of the investment in TXU Europe.

     The unaudited condensed balance sheet as of September 30, 2002 gives effect to the write-off of the investment in TXU Europe as if it had occurred on September 30, 2002. The unaudited condensed statements of income for the three month and nine month periods ended September 30, 2002 and 2001 and the statements of cash flows for the nine months ended September 30, 2002 and 2001, give effect to the exiting of the TXU Europe operations as if it had occurred at the beginning of the periods, but do not give effect to the write-off of the investment.

     The unaudited statements of income and cash flows are not necessarily indicative of the financial results that would have been realized had the sale and exiting of TXU Europe occurred on the indicated dates, nor are they necessarily indicative of future financial results. In addition, results for the three and nine-month periods presented herein are not necessarily indicative of results for a full year's operations.

     Income Statement Reflecting the Exiting of Europe--

                                                                                Three Months Ended          Nine Months Ended
                                                                                    September 30,              September 30,
                                                                              ---------------------       ---------------------
                                                                                2002          2001          2002          2001
                                                                              -------       -------       -------       -------
                                                                             Millions  of  Dollars,  Except  per Share Amounts

Operating revenues ......................................................     $ 2,918       $ 2,738       $ 7,873       $ 7,896
                                                                              -------       -------       -------       -------

Operating expenses
  Energy purchased for resale, fuel consumed and delivery costs .........       1,288         1,089         3,087         3,556
  Operation and maintenance .............................................         661           558         1,964         1,629
  Depreciation and other amortization ...................................         213           192           637           574
  Goodwill amortization .................................................          --            11            --            32
  Taxes other than income ...............................................         173           195           534           577
                                                                              -------       -------       -------       -------
     Total operating expenses ...........................................       2,335         2,045         6,222         6,368
                                                                              -------       -------       -------       -------

Operating income ........................................................         583           693         1,651         1,528
Other income ............................................................          25             5            49            24
Other deductions ........................................................          27            44            64            89
Interest income .........................................................           3            27            16            64
Interest expense and other charges ......................................         212           244           637           739
                                                                              -------       -------       -------       -------
Income from continuing operations before income taxes and
   extraordinary items ..................................................         372           437         1,015           788

Income tax expense (a) ..................................................         119           129           312           231
                                                                              -------       -------       -------       -------
Income from continuing operations before extraordinary items ............     $   253       $   308       $   703       $   557
                                                                              =======       =======       =======       =======

Average shares of common stock outstanding (millions) ...................         282           260           272           258

Per share of common stock:
 Basic and diluted earnings
  Income from continuing operations before extraordinary items
    and after preference stock dividends ................................     $  0.88       $  1.17       $  2.53       $  2.10

(a) Excludes tax benefit reported in TXU Australia's results associated with the UK business ($9 million and $8 million for the three months ended September 30, 2002 and 2001, respectively, and $26 million and $25 million for the nine months ended September 30, 2002 and 2001, respectively).

Condensed Cash Flow Statement Reflecting the Exiting of Europe --

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                            --------------------
                                                                                              2002          2001
                                                                                            -------      -------
                                                                                            Millions of Dollars

Cash flows - operating activities
 Income from continuing operations .....................................................    $   703      $   557
 Adjustments to reconcile net income to cash provided by operating activities ..........        917          609
 Changes in operating assets and liabilities ...........................................       (621)         250
                                                                                            -------      -------
          Cash provided by operating activities ........................................        999        1,416
                                                                                            -------      -------

Cash flows - financing activities
  Issuances of securities ..............................................................      3,585        1,772
  Retirements/repurchases of securities ................................................     (2,707)      (1,354)
  Change in notes payable ..............................................................       (409)          (6)
  Cash dividends paid ..................................................................       (497)        (479)
  Assumed debt reduction in lieu of cash outflows related to Europe, primarily                 (544)          --
    capital contributions ..............................................................
  Debt premium, discount, financing and reacquisition expenses .........................       (107)          (6)
                                                                                            -------      -------
          Cash used in financing activities ............................................       (679)         (73)
                                                                                            -------      -------

Cash flows - investing activities
  Capital expenditures .................................................................       (733)        (940)
  Acquisitions of businesses ...........................................................        (36)          --
  Proceeds from sale of assets .........................................................        445            6
  Nuclear fuel .........................................................................        (51)         (12)
  Other ................................................................................        (42)         (35)
                                                                                            -------      -------
           Cash used in investing activities ...........................................       (417)        (981)
                                                                                            -------      -------

Effect of exchange rates on cash and cash equivalents ..................................         (6)          --
                                                                                            -------      -------

Net change in cash and cash equivalents ................................................       (103)         362

Cash and cash equivalents - beginning balance ..........................................        216           49
                                                                                            -------      -------

Cash and cash equivalents - ending balance .............................................    $   113      $   411
                                                                                            =======      =======

Condensed Balance Sheet Reflecting the Exiting of Europe --

                                                                                   September 30,
                                                                                      2002
                                                                                   (Unaudited)
                                                                                   -----------
                                     ASSETS                                     Millions of Dollars
Current assets
      Cash and cash equivalents ...............................................   $    113
      Accounts receivable .....................................................      1,970
      Inventories -- at average cost ..........................................        461
      Commodity contract assets ...............................................      1,044
      Prepayments and other current assets ....................................        277
                                                                                  --------
              Total current assets ............................................      3,865
                                                                                  --------

Investments ...................................................................        966
Property, plant and equipment -- net ..........................................     19,560
Goodwill ......................................................................      1,561
Regulatory assets -- net ......................................................      1,817
Commodity contract assets .....................................................        622
Cash flow hedges and other derivative assets ..................................        163
Deferred debits and other assets ..............................................        204
                                                                                  --------

              Total assets ....................................................   $ 28,758
                                                                                  ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
       Notes payable -- commercial paper and banks ............................   $  1,515
       Long-term debt due currently ...........................................      1,668
       Accounts payable .......................................................      1,157
       Commodity contract liabilities .........................................        842
       Other current liabilities ..............................................      1,486
                                                                                  --------
              Total current liabilities .......................................      6,668
                                                                                  --------

Accumulated deferred income taxes and investment tax credits ..................      3,960
Commodity contract liabilities ................................................        282
Cash flow hedges and other derivative liabilities .............................        337
Other deferred credits and noncurrent liabilities .............................      1,447
Long-term debt, less amounts due currently ....................................     10,159

Mandatorily redeemable, preferred securities of subsidiary trusts, each holding
     solely junior subordinated debentures of the obligated company ...........        515
Preferred stock of subsidiaries ...............................................        211

Shareholders' equity
  Preference stock ............................................................        300
  Common stock without par value ..............................................      7,516
  Retained deficit ............................................................     (2,221)
  Accumulated other comprehensive income ......................................       (416)
                                                                                  --------
             Total shareholders' equity .......................................      5,179
                                                                                  --------

             Total liabilities and shareholders' equity .......................   $ 28,758
                                                                                  ========

Comparison of Capital Ratios --


                                                                 Reported                        Balances at
                                                                Balances at             Less   September 30, 2002
                                                               September 30,            TXU       Excluding
                                                                  2002           %     Europe     TXU Europe        %
                                                               -------------     -     ------     ----------        -
                                                                             (In millions, except percentages)
Short-term debt .............................................     $  1,653             $    138      $  1,515
Long-term debt due currently ................................        1,695                   27         1,668
Long-term debt (excluding equity-linked securities) .........       13,390                4,671         8,719
Less: restricted and unrestricted cash ......................       (1,226)              (1,098)         (128)
                                                                  --------             --------      --------
     Total net debt .........................................       15,512    57.2%       3,738        11,774     61.6%

Preferred securities of subsidiary trusts ...................          665     2.5%         150           515      2.7%
Preferred and preference stock ..............................          511     1.9%           -           511      2.7%

Equity-linked securities ....................................        1,440     5.3%           -         1,440      7.5%
Common stock equity .........................................        8,975    33.1%       4,096 (a)     4,879     25.5%
                                                                  --------   -----     --------      --------   ------
     Total ..................................................     $ 27,103   100.0%    $  7,984      $ 19,119    100.0%
                                                                  ========             ========      ========

(a) Reflects estimated write-off of TXU Corp.'s investment in TXU Europe ($4,242), less other comprehensive loss related to TXU Europe ($146).

COMPREHENSIVE INCOME

       Foreign currency translation adjustments for both the 2002 and 2001 periods (gains of $47 million and $297 million for the three and nine months ended September 30, 2002, respectively, and a gain of $127 million and a loss of $120 million for the three and nine months ended September 30, 2001, respectively), reflected the movement in exchange rates between the US dollar and the UK pound sterling and the Australian dollar.

       TXU Corp. has historically used, and will continue to use, derivatives that are effective in offsetting future cash flow volatility in interest rates, currency exchange rates and energy commodity prices. The fair values of derivatives that are effective as cash flow hedges are recorded as derivative assets or liabilities with an offset in other comprehensive income. During the first nine months of 2002, declines in the fair value of effective cash flow hedges ($61 million for the quarter and $236 million year to date) in the form of debt related interest rate and currency swaps were primarily driven by declining interest rates and the strengthening of the UK pound sterling.

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

      Cash Flows -- Cash flows provided by operating activities for the first nine months of 2002 were $953 million compared to $1.6 billion for 2001. The decrease of $654 Imillion, or 41%, reflected higher accounts receivable in 2002. Unbilled accounts receivable in the US retail electric operations reflected an increase of approximately $288 million related to the opening of the Texas electricity market to competition. Of this amount, $208 million represented delayed billing amounts, predominantly in large C&I accounts. These delays have been caused primarily by temporary transition issues including customer switching and billing, and new processes and systems within ERCOT and TXU Energy. The remaining increase of $80 million in unbilled accounts receivable represented the effect of the new ERCOT protocol that allows five days to clear meter-read data through ERCOT, as well as other permanent changes in billing processes. The decline in cash flows also reflected the effect of $194 million in margin deposits returned in 2001 (in exchange for letters of credit).

       The decline in cash provided by operating activities also reflected lower cash flows of $237 million in Europe, which was due primarily to the difficult operating environment described in Subsequent Events Related to TXU Europe and Segments - International Energy.

       Cash flows used in financing activities for 2002 were $1.4 billion, compared to $1.2 billion for the first nine months of 2001.

       In 2002, issuances and retirements of debt securities both totaled $3.8 billion. In 2001, issuances and retirements of debt securities totaled $1.6 billion and $2.3 billion, respectively. Issuances of common stock provided cash of $717 million and $353 million during the first nine months of 2002 and 2001, respectively, and net redemptions of commercial paper and notes payable to banks used $1.6 billion in 2002 compared to $297 million in 2001. Cash dividends paid were $512 million and $479 for the first nine months of 2002 and 2001, respectively. In addition to the debt retirements reflected in the statement of cash flows, $1.1 billion of debt was assumed by the purchaser of the UK networks business sold in 2002.

       Cash flows used in investing activities were $190 million in 2002 compared to $734 million in 2001. Capital expenditures were $840 million in 2002 compared with $1.2 billion in 2001. Acquisitions in 2002, primarily BVAG and certain assets of Amerada Hess in the UK, were $606 million, compared with $230 million in 2001, primarily for the Stadtwerke Kiel acquisition in Germany. Proceeds from the sale of assets (including $730 million from the UK networks business, $443 million from the sale of two generating plants in Texas, and $181 million from the final payment from a UK generating plant sold in 2001), totaled $1.4 billion in 2002 compared to $755 million in 2001.

       As a result of constraints on capital in the energy sector and TXU Corp's decision to significantly reduce planned capital expenditures in all its businesses, certain generation plant development projects may not be completed. TXU Corp. has certain assets, primarily generation equipment, with a carrying value of approximately $340 million, a portion of which may become subject to impairment and sale.

       Credit Facilities -- TXU Corp. and its US and Australian subsidiaries have credit facilities (some of which provide for long-term borrowings) available as follows:

                                                                                         Credit Facilities
                                                                               ---------------------------------------------
                                                                               At September 30, 2002  At November 5, 2002(a)
                                                                               ---------------------  ----------------------
                                                                               Letters                Letters
                                                       Authorized    Facility    of        Cash         of        Cash
Facility                             Expiration Date   Borrowers      Limit    Credit   Borrowings    Credit   Borrowings
--------                             ---------------   --------       -----    ------   ----------    ------   ----------
                                                                                       (Millions of Dollars)
364-Day Revolving Credit Facility     April 2003     US Holdings,
                                                       TXU
                                                       Energy,
                                                       Oncor        $ 1,000   $   81    $     --    $     88    $   912
Five-Year Revolving Credit            February 2005  US Holdings
Facility(b)                                                           1,400      462          --         461        939
Three-Year Revolving Credit Facility  May 2005       TXU Corp.          500                  350          --        500

Standby Liquidity Facility            November 2002  US Holdings        400       --          --          --        400
Standby Liquidity Facility            November 2002  US Holdings,
                                                       TXU
                                                       Energy,
                                                       Oncor            400       --          --          --        400
                                                                    -------   ------    --------     -------   --------
      Total US (c)                                                  $ 3,700   $  543    $    350     $   549    $ 3,151

Senior Facility                       October 2004   TXU Australia  $   962   $   --    $    815     $    --    $   879
Working Capital Facility              October 2002   TXU Australia       54       --          --          --         --
                                                                    -------   ------   ---------     -------    -------
      Total Australia (d)                                           $ 1,016   $   --    $    815     $    --    $   879

(a) On October 15, 2002, US Holdings and TXU Energy borrowed approximately $2.6 billion in cash against their available credit facilities. These funds and other available cash will be used, in part, to repay outstanding commercial paper. (See discussion under Subsequent Events Related to TXU Europe.)
(b) In February 2002, TXU Gas was removed as a borrower under this facility. TXU Corp. was removed as a borrower under this facility effective July 31, 2002.
(c)    Supported commercial paper borrowings.
(d) Supports commercial paper borrowings, which were $63 million and $36 million at September 30, 2002 and November 5, 2002, respectively.

              On October 30, 2002, Oncor entered into a commitment for a secured credit facility of up to $1 billion. The facility is intended to fund interim refinancings of approximately $700 million of maturing secured debt should market conditions not support a timely, cost effective refinancing. The balance will be available for general corporate purposes at Oncor.

              In July 2002, US Holdings entered into the $400 million Standby Liquidity Facility that terminates no later than November 30, 2002. In August 2002, US Holdings, TXU Energy and Oncor entered into the joint $400 million Standby Liquidity Facility that also expires November 30, 2002. Borrowings of $800 million against these facilities are expected to be repaid no later than the expiration date.

              In May 2002, TXU Corp. entered into the $500 million three-year revolving credit facility with a group of banks that terminates May 1, 2005. This facility is used for working capital and general corporate purposes.

              In April 2002, US Holdings, TXU Energy and Oncor entered into the joint $1.0 billion 364-day revolving credit facility with a group of banks that terminates in April 2003 but can be extended for one year. This facility is used for working capital and general corporate purposes. Up to $1.0 billion of letters of credit may be issued under the facility. This facility and the $500 million three-year revolving credit facility described above replaced the TXU Corp. and US Holdings $1.4 billion 364-day revolving credit facility that expired in April 2002.

              In the second quarter of 2002, each of TXU Energy and Oncor began issuing commercial paper to fund its short-term liquidity requirements. The commercial paper programs allow each of TXU Energy and Oncor to issue up to $2.4 billion and $1.0 billion of commercial paper, respectively. At September 30, 2002, each of the US credit facilities listed above provided back-up for outstanding commercial paper under the Oncor and TXU Energy programs. The TXU Corp. commercial paper program was discontinued in July 2002, and at that time,

TXU Corp. was removed as a borrower under the $1.4 billion Five-Year Revolving Credit Facility. As of September 30, 2002, total outstanding commercial paper under these programs was $1.1 billion. Concurrent with events in October 2002, as described in Note 3, US commercial paper markets became inaccessible. Existing borrowings under the program are being repaid upon maturity. Commercial paper borrowings are expected to resume as market concerns regarding the liquidity of TXU Corp. and its US subsidiaries are mitigated.

       All of the credit facilities discussed above, with the exception of the Oncor commitment dated October 30, 2002, are included in the credit facilities table above. Excluded from the credit facilities table is the revolving credit facility of TXU Europe. As of September 30, 2002, the outstanding borrowings under this facility were (pound)673 million ($1,051 million). (See Note 3 regarding subsequent events related to TXU Europe.)

       Over the next twelve months, TXU Corp. and its subsidiaries will have financing needs to fund ongoing working capital requirements and maturities of debt. TXU Corp. and its subsidiaries have funded or intend to fund these financing needs through cash on hand, cash flows from operations, short-term credit facilities and the issuance of long-term debt or other securities. Other potential sources of funding include proceeds from asset sales and bank borrowings.

       Long-Term Debt -- During the nine months ended September 30, 2002, TXU Corp. and its subsidiaries issued, redeemed, reacquired or made scheduled principal payments on long-term debt as follows:

                                                            Issuances    Retirements
                                                            ---------    -----------
TXU Corp.:
      Long-term debt .................................       $  585       $  224

US Holdings:
      First mortgage bonds ...........................           --          525
      Senior secured notes ...........................        1,200           --
      Pollution control revenue bonds ................           61           61
      Floating rate debentures .......................           --        1,500
      Medium term notes ..............................           --           55
      Fixed rate debentures ..........................        1,000           --
      Other long-term debt ...........................           --          125

TXU Europe:
      Revolving Credit Facility (Tranche A) ..........          952          626
      Other long-term debt ...........................           22          428

TXU Australia:
      Long-term debt .................................           22          131

All other subsidiaries ...............................           --           86
                                                             ------       ------

       Total .........................................       $3,842       $3,761
                                                             ======       ======

      See Note 4 to Financial Statements for further detail of debt issuance and retirements.

      Sale of Receivables -- Certain subsidiaries of TXU Corp. sell customer accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Corp., which sells undivided interests in accounts receivable it purchases to financial institutions. As of September 30, 2002, TXU Energy Retail Company LP, TXU SESCO Energy Services Company, Oncor and TXU Gas are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of September 30, 2002, $1.25 billion face amount of receivables were sold to TXU Receivables Company under the program in exchange for cash of $600 million and $632 million in subordinated notes, with $18 million of losses on sales for the nine months ended September 30, 2002 principally representing the interest on the underlying financing. These losses approximated 4% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Upon termination, cash flows to the originators would be delayed as collections of sold receivables were used by TXU Receivables Company to repurchase the undivided interests of the financial institutions instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. TXU Business Services, a subsidiary of TXU Corp., services the purchased receivables and is paid a market based servicing fee by TXU Receivables Company. The subordinated notes receivable from TXU Receivables Company represent TXU Corp.'s subsidiaries' retained interests in the transferred receivables and are recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the subordinated notes, and are included in accounts receivable in the consolidated balance sheet.

       Credit Ratings of TXU Corp. and its US and Australian Subsidiaries -- The current credit ratings, which are all investment grade, for TXU Corp. and its US and Australian subsidiaries are presented below:

                    TXU Corp.        US Holdings        Oncor       TXU Energy            TXU Gas          TXU Australia
                  -------------     -------------      -------      ----------            -------          -------------
               (Senior Unsecured) (Senior Unsecured)  (Secured)  (Senior Unsecured)  (Senior Unsecured)  (Senior Unsecured)
S&P .......       BBB-                 BBB-             BBB            BBB                   BBB               BBB

Moody's ...       Baa3                 Baa3             A3             Baa2                  Baa2              Baa2

Fitch .....       BBB                  BBB+             A-             BBB+                  BBB               BBB

       Moody's is currently reviewing its ratings of TXU Corp. and its US and Australian subsidiaries. S&P currently maintains a negative outlook for TXU Corp. and its US and Australian subsidiaries. Fitch currently maintains a negative outlook for TXU Corp., but maintains a stable outlook for its US and Australian subsidiaries.

       A rating reflects only the view of a rating agency and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

       Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of TXU Corp. and its consolidated subsidiaries contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. As of September 30, 2002, TXU Corp. and its US and Australian subsidiaries were in compliance with all such applicable covenants.

       Certain financing and other arrangements of TXU Corp. and its US and Australian subsidiaries contain provisions that are specifically affected by changes in credit ratings and also include cross default provisions. The material provisions are described below:

       Credit Rating Provisions

       As fully described in the TXU Corp. Annual Report on Form 10-K for the year ended December 31, 2001 (2001 Form 10-K) and in Note 8 to Financial Statements, in connection with the telecommunications joint venture (Pinnacle) transaction, in the event of a decline in the credit rating for TXU Corp.'s unsecured, senior long-term obligations to two notches below investment grade (i.e. to or below `BB' by S&P or Fitch or `Ba2' by Moody's), coupled with a decline in the market price of TXU Corp. common stock below $21.93 per share for ten consecutive trading days, TXU Corp. would be required to sell equity or otherwise raise cash proceeds sufficient to repay Pinnacle's senior secured notes ($810 million outstanding at September 30, 2002).

       In the event of a downgrade of TXU Corp. to below investment grade, TXU Energy or one of its investment grade affiliates will be required to provide an additional guarantee of the obligations under the lease (approximately $145 million) for the TXU Energy Plaza headquarters building or provide a letter of credit within 30 days of any such ratings decline. It is anticipated that TXU Energy would provide a guarantee in the event of a downgrade.

       TXU Energy has entered into certain trading contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request TXU Energy to post collateral in the event that its credit rating falls below investment grade.

       Based on its current trading positions, if TXU Energy was downgraded below investment grade, counterparties would have the option to request TXU Energy to post additional collateral of approximately $230 million.

       In addition, TXU Energy has a number of transactions where the counterparties would have the right to request TXU Energy to post collateral if its credit rating fell below investment grade. The amount TXU Energy would post under these transactions depends in part, on the value of the contract at that time. Based on current market conditions, the maximum TXU Energy might have to post for these transactions is $338 million.

       TXU Energy is also the obligor on leases, which total $168 million. Under the terms of those leases, if TXU Energy's credit rating falls below investment grade, TXU Energy could: sell the assets, assign the leases to a new obligor which is investment grade, post a letter of credit or defease the leases.

       ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy's credit ratings fell below investment grade, TXU Energy could be required to post collateral of approximately $52 million.

       Under the $600 million Accounts Receivables Sale Program, all originators (currently TXU Gas, TXU Energy Retail Company LP, SESCO Energy Services Company and Oncor), are required to maintain a `BBB-' (S&P) and a `Baa3' (Moody's) rating (or supply a parent guarantee with a similar rating). A downgrade below the required ratings for an originator would prevent that originator from selling its accounts receivables under the program. If all originators are downgraded so that there are no eligible originators, the facility would terminate. Upon termination, cash flows to the originators would be delayed as collections of sold receivables were used to repurchase the undivided interests of the financial institutions instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days.

       In the event that TXU Australia's credit rating falls below investment grade, there are cross currency swaps and interest rate swaps in effect with banks who have the right to terminate the swaps. However, the contracts are currently in the money on a net basis.

       TXU Australia has several contracts that may require additional guarantees or cash collateral amounting to approximately $62 million if the credit rating falls below investment grade.

       Other agreements of TXU Corp. and its subsidiaries, including some of the credit facilities discussed above, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of TXU Corp. or its subsidiaries.

       Cross Default Provisions

       Certain financing arrangements of TXU Corp. and its subsidiaries contain provisions that would result in an event of default under these arrangements if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions. Most agreements have a cure period of up to 30 days from the occurrence of the specified event during which the company is allowed to rectify or correct the situation before it becomes an event of default.

       At September 30, 2002, TXU Corp.'s $500 million Three-Year Revolving Facility contained a cross-default with respect to any default by TXU Corp. or any subsidiary thereof in respect of any indebtedness in excess of $50 million. TXU Corp. subsequently amended this facility so that a default by any of TXU Corp.'s non-US subsidiaries, including TXU Europe, would not trigger the cross-default provision contained in the facility.

       A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross-default under the $1.0 billion joint US Holdings/TXU Energy/Oncor 364-Day Revolving Credit Facility, the $1.4 billion US Holdings 5-Year Revolving Credit Facility, the $400 million joint US Holdings/TXU Energy/Oncor Standby Liquidity Facility, the $400 million US Holdings Standby Liquidity Facility, the two letter of credit reimbursement and credit facility agreements ($68.1 million and $54.2 million currently outstanding, respectively); and the $103 million TXU Mining Company senior notes (which have a $1 million threshold). Under the joint US Holdings/TXU Energy/Oncor $1.0 billion 364-Day Revolving Credit Facility and the joint US Holdings/TXU Energy/Oncor $400 million Standby Liquidity Facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facilities to be accelerated as to TXU Energy and US Holdings, but not as to Oncor. Also, under these two credit facilities, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facilities as to Oncor and US Holdings, but not as to TXU Energy. Further, under these two credit facilities, a default by US Holdings would cause the maturity of outstanding balances under such facilities to be accelerated as to US Holdings, but not as to Oncor or TXU Energy.

       The accounts receivable program, described above, contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Corp. which sells undivided interests in accounts receivable it purchases to financial institutions, and TXU Business Services Company, a subsidiary of TXU Corp. which services the purchased receivables, each have a cross default threshold of $50 thousand. If either an originator, TXU Business Services Company or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

       TXU Corp.'s 6% Notes due 2002 to 2004 relating to the Pinnacle Overfund Trust ($178 million outstanding at September 30, 2002) and Pinnacle's 8.83% Senior Secured Notes due 2004 ($810 million outstanding at September 30, 2002) contain cross-default provisions relating to a failure to pay principal or interest on indebtedness of TXU Corp. or TXU Communications (in the case of the 8.83% Senior Secured Notes due 2004) in an amount of $50 million or above.

       TXU Energy, as the lessee, has certain mining and equipment leasing arrangements aggregating $226 million that would terminate upon the default on any other obligations of TXU Energy owed to the lessor. In the event of a default by TXU Mining, a subsidiary of TXU Energy, on indebtedness in excess of $1 million, a cross default would result under the $31 million TXU Mining leveraged lease and the lease would terminate.

       A default by TXU Gas or any of its material subsidiaries on indebtedness of $25 million or more would result in a cross-default under the TXU Gas senior notes due 2004 and 2005 ($300 million).

       TXU Energy enters into trading and risk management contracts, the master forms of which contain provisions whereby an event of default would occur if TXU Energy were to default under an obligation in respect of borrowings in excess of thresholds stated in the contracts, which thresholds vary.

       TXU Corp. and its subsidiaries have other arrangements, including interest rate and currency swap agreements and leases with cross default provisions, the triggering of which would not result in a significant effect on liquidity.

       Regulatory Asset Securitization -- The regulatory settlement plan approved by the Public Utility Commission of Texas (Commission) provides Oncor with a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to monetize and recover generation-related regulatory assets. The settlement plan provides that there will be an initial issuance of securitization bonds in the amount of up to $500 million followed by a second issuance for the remainder after 2003. (See Note 7 to Financial Statements.)

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

       Equity -- In June 2002, TXU Corp. issued in a public offering 11.8 million shares of its common stock. Net proceeds of $585 million from the sale were used for working capital and other general corporate purposes, including the repayment of commercial paper. See Note 5 to Financial Statements regarding
8.4 million common shares issued in connection with equity-linked debt securities in August 2002.

       On October 12, 2002, TXU Corp. declared a common stock dividend of $0.125 per share, payable on January 2, 2003, which represents an 80% reduction from the previous dividend rate. The decrease was in response to concerns regarding the liquidity of TXU Corp. and its US and Australian subsidiaries. See Note 3 to Financial Statements regarding recent events related to TXU Europe. TXU Corp. paid quarterly dividends of $0.60 a share in April 2002, July 2002 and October 2002. Future dividends may vary and are subject to consideration of TXU Corp.'s operating cash flow levels, capital expenditure needs and other business conditions existing at the time.

       In addition, under Texas law, TXU Corp. may only declare dividends out of surplus, which consists of total shareholders' equity less the book value of common stock (stated capital). The anticipated write-off of TXU Corp.'s investment in TXU Europe will result in an accumulated deficit and an elimination of surplus available for dividends. Texas law permits, subject to the receipt of shareholder approval, the reclassification of stated capital into surplus. TXU Corp. expects to seek approval of such a reclassification to permit future dividend payments. The January 2, 2003 payment will not be affected.

       Capitalization -- External funds of a permanent or long-term nature are obtained through the issuance of common stock, preference and preferred stock, trust securities and long-term debt by TXU Corp. and its subsidiaries. The capitalization ratios of TXU Corp. at September 30, 2002 consisted of 5.8% equity-linked debt securities, 53.6% other long-term debt, 2.7% preferred securities of subsidiary trusts, 2.0% preference and preferred stock, and 35.9% common stock equity.

       Registered Financing Arrangements -- TXU Corp., US Holdings, TXU Gas and other subsidiaries of TXU Corp. may issue and sell additional debt and equity securities as needed, including potential: (i) issuances by TXU Corp. of up to an aggregate of $516 million of common stock, preference stock, equity linked debt securities, debt securities and/or preferred securities of subsidiary trusts; (ii) issuances by US Holdings of up to $25 million of Cumulative Preferred Stock and up to an aggregate of $924 million of additional Cumulative Preferred Stock, debt securities and/or preferred securities of subsidiary trusts and (iii) issuances by TXU Gas of up to an aggregate of $400 million of debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the SEC for offering pursuant to Rule 415 under the Securities Act of 1933.

       See Notes 3, 4 and 6 to Financial Statements for further details concerning financing arrangements, capitalization and trust securities.

       Minimum Pension Liability -- TXU Corp. believes that if actual investment returns continue at current levels and interest rates remain unchanged through the rest of the year, it will be required to record an increase in minimum pension liability as of December 31, 2002. The minimum pension liability represents the difference between the excess of the accumulated benefit obligation over the plans' assets and the liability recorded. A majority of the liability would be recorded as a reduction to shareholder's equity, as a component of accumulated comprehensive income. A preliminary estimate based on information available at this time indicates that the minimum pension liability for the TXU Corp. plan would be approximately $140 million. The recording of the liability will not affect TXU Corp.'s financial covenants in any of its credit agreements.

       Further, based on the current assumptions and available information, in 2003 funding requirements related to the pension plans are expected to increase by $10 million and pension expense is expected to increase approximately $30 million over the current year amounts.

CONTINGENCIES

       See Note 8 to Financial Statements for discussion of contingencies.

       All exposures related to Enron have been provided for. As disclosed in TXU Corp.'s 2001 Form 10-K, a charge of $22 million (after-tax) was recorded in 2001 for exposures at TXU Europe. In the US, TXU Corp.'s significant activities with Enron were associated with energy trading contracts. These positions were marked to market and resulted in a net liability to Enron of $107 million at December 31, 2001. The net liability at September 30, 2002 was $121 million. All contracts in existence at the date of the Enron bankruptcy have been terminated and are no longer marked to market and have been reclassified to other current liabilities.

REGULATION AND RATES

       See Note 7 to Financial Statements for discussion of regulation and rates.

CHANGES IN ACCOUNTING STANDARDS

       See Note 2 to Financial Statements for discussion of changes in accounting standards.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

       The following risk factors are being presented in consideration of industry practice with respect to disclosure of such information in filings under the Securities Exchange Act of 1934, as amended.

       Some important factors, in addition to others specifically addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations, that could have a significant impact on TXU Corp.'s operations and financial results, and could cause TXU Corp.'s actual results or outcomes to differ materially from those discussed in the forward-looking statements set forth below, include:

       TXU Corp.'s businesses in the US and Australia operate in changing market environments influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. TXU Corp. will need to adapt to these changes and may face increasing competitive pressure.

       As a result of the energy crisis in California during the summer of 2001,

the recent volatility of natural gas prices in North America, the bankruptcy filing by the Enron Corporation, recently discovered accounting irregularities of public companies, and investigations by governmental authorities into energy trading activities, companies in the regulated and non-regulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Recently discovered accounting irregularities at certain companies in the industry have caused regulators and legislators to review current accounting practices and financial disclosures. The capital markets and ratings agencies also have increased their level of scrutiny. Additionally, allegations against various energy trading companies of "round trip" or "wash" transactions, which involve the simultaneous buying and selling of the same amount of power at the same price and provide no true economic benefit, may have a negative effect on the industry. TXU Corp. believes that it is complying with all applicable laws, but it is difficult or impossible to predict or control what effect these events may have on TXU Corp.'s financial condition or access to the capital markets. Additionally, it is unclear what laws or regulations may develop, and TXU Corp. cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or its operations specifically. Any such new accounting standards could negatively impact reported financial results.

       TXU Corp. is subject to changes in laws or regulations, including the Federal Power Act, as amended, the Public Utility Regulatory Policies Act of 1978, as amended, and the Public Utility Holding Company Act of 1935, as amended, changing governmental policies and regulatory actions, including those of the Texas Public Utility Commission, the Railroad Commission of Texas, the U.S. Nuclear Regulatory Commission and the Federal Energy Regulatory Commission, with respect to matters including, but not limited to, approval of the settlement plan proposed to the Texas Public Utility Commission to resolve all major pending issues related to the transition to competition, operation of nuclear power facilities, operation and construction of other power generation facilities, operation and construction of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of purchased gas costs, decommissioning costs, return on invested capital for TXU Corp.'s regulated businesses, and present or prospective wholesale and retail competition.

       TXU Corp.'s regulated businesses are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels.

       Risk factors specifically affecting the performance of TXU Corp.'s nonregulated businesses in competitive wholesale and retail markets, particularly in Texas, include continuity and reliability of generation plant output, the price and supply of fuel and power purchased for resale, transmission constraints and congestion expenses, competition from new sources of generation, variability in demand for power, reduced market liquidity and/or reduced number of wholesale counterparties, market penetration by other REPs into TXU Corp.'s traditional service area, TXU Corp.'s ability to penetrate other REP's traditional service areas, reliability of computer systems and other processes maintained by ERCOT and availability and reliability of transmission and distribution facilities owned and operated by others. Further, as TXU Corp. may enter into long-term power purchase and power sales agreements, its financial results could be adversely affected by changes in commodity market prices.

       TXU Corp. relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by operating cash flows. The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact TXU Corp.'s ability to sustain and grow its businesses, which are capital intensive, and would likely increase its capital costs. Further, concerns on the part of counterparties regarding TXU Corp.'s liquidity and credit could limit its short-term trading and risk management activities as well as its ability to enter into larger and longer-dated transactions.

       TXU Corp. uses derivative instruments, such as swaps, options, futures and forwards to manage its commodity and financial market risks and engage in trading activities. TXU Corp. could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform. TXU Corp.'s inability or failure to effectively hedge its assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could result in greater volatility of and/or declines in future financial results. Results from trading and risk management activities may be adversely affected as trading markets mature, or as activity in markets declines due to lack of credit-worthy counterparties, reduced price volatility and arbitrage opportunities or other factors.

       The operation of power generation and energy transportation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines and pipelines, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. In addition to these risks, TXU Corp.'s nuclear units face certain risks that are unique to the nuclear industry including additional regulatory actions up to and including shut down of the units stemming from public safety concerns both at TXU Corp.'s plants and at the plants of other nuclear operators. Breakdown or failure of a TXU Corp. operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of those agreements or incurring a liability for liquidated damages.

       Natural disasters, war, terrorist acts and other catastrophic events may impact TXU Corp.'s operations in unpredictable ways, including disruption of power production and energy delivery activities, declines in customer demand, commodity price increases and instability in the financial markets.

     TXU Corp. is subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety that could, among other things, restrict or limit the use of certain fuels required for the production of electricity. There are capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could increase in the future.

     TXU Corp.'s ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, TXU Corp. could be subject to additional costs and/or the write off of its investment in the project or improvement.

     TXU Corp. is likely to encounter competition for acquisition opportunities that may become available as a result of the consolidation of the US power industry. In addition, TXU Corp. may be unable to identify attractive acquisition opportunities at favorable prices or may not be successful in integrating acquisitions.

     TXU Corp. is subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims. As described in Part II,
Item 1. Legal Proceedings, in October 2002, several lawsuits were filed in federal and state courts in Texas against TXU Corp. and various of its officers and directors, including a former officer. If any of these suits results in a substantial monetary judgment against TXU Corp. or such officers and directors, or is settled on unfavorable terms, TXU Corp.'s financial results could be adversely affected.

     TXU Corp. is subject to the effects of new, or changes in, income tax rates or policies and increases in taxes related to property, plant and equipment and gross receipts and other taxes. Further, TXU Corp. is subject to audit and reversal of its tax positions by the Internal Revenue Service and state taxing authorities.

     TXU Corp.'s ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside its control.

     TXU Corp. is subject to employee workforce factors, including loss or retirement of key executives, availability of qualified personnel, collective bargaining agreements with union employees or work stoppage.

     The market price of TXU Corp.'s common stock has been volatile recently, and a variety of factors could cause the price to fluctuate in the future. In addition to the matters discussed above and in TXU Corp.'s other filings under the Securities Exchange Act of 1934, as amended, the following could impact the market price for TXU Corp.'s common stock:

     .  developments related to TXU Corp.'s businesses;
     .  fluctuations in TXU Corp.'s results of operations;
     .  TXU Corp.'s debt to equity ratios and other leverage ratios;
     . effect of significant events relating to the energy sector in general; . sales of TXU Corp. securities into the marketplace;
     . general conditions in the industry and the energy markets in which TXU Corp. is a participant;
     .  the worldwide economy;
     .  an outbreak of war or hostilities;
     . a shortfall in revenues or earnings compared to securities analysts' expectations;
     . changes in analysts' recommendations or projections; and . actions by credit rating agencies.

     Fluctuations in the market price of TXU Corp.'s common stock may be unrelated to TXU Corp.'s performance. General market price declines or market volatility could adversely affect the price of TXU Corp.'s common stock and the current market price may not be indicative of future market prices.

     The issues and associated risks and uncertainties described above are not the only ones TXU Corp. may face. Additional issues may arise or become material as the energy industry evolves. The risks and uncertainties associated with these additional issues could impair TXU Corp.'s businesses in the future. Reference is made to the discussion under Liquidity and Capital Resources.

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by TXU Corp. contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Corp. believes that in making such statements its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Corp.'s 2001 Form 10-K, as well as general industry trends; implementation of the 1999 Texas electricity deregulation legislation and other legislation; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations including, without limitation, environmental regulations; changes in tax laws; implementation of new accounting standards; global financial and credit market conditions, credit rating agency actions and capital market conditions; and access to adequate transmission facilities to meet changing demands; among others, that could cause the actual results of TXU Corp. to differ materially from those projected in such forward-looking statements.

      Any forward-looking statement speaks only as of the date on which such statement is made, and TXU Corp. undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for TXU Corp. to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Except as discussed below, the information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in TXU Corp.'s 2001 Form 10-K and is therefore not presented herein.

      Interest Rate Risk -- The table below provides information concerning TXU Corp.'s and its US subsidiaries' financial instruments as of September 30, 2002 that are sensitive to changes in interest rates, which include debt obligations, interest rate swaps and trust securities. TXU Corp. has entered into interest rate swaps under which it has agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts at dates that generally coincide with interest payments. For trust securities, the table presents cash flows based on September 30, 2002 book value and the related weighted average rate by expected redemption date. The weighted average rate is based on the rate in effect at the reporting date. Capital leases and the effects of fair value hedges on long-term debt are excluded from the table. In addition, the long-term debt of TXU Europe has been excluded. See Note 4 to Financial Statements for a discussion of changes in debt obligations.


                                                       Expected Maturity Date                      September 30, December 31,
                                 ----------------------------------------------------------------
                                        (Millions of Dollars, Except Percentages)                     2002          2001
                                                                                                   ------------  -----------
                                                                                   There-             Fair          Fair
                                   2002    2003    2004    2005    2006    2007    After    Total     Value         Value
                                   ----    ----    ----    ----    ----    ----    -----    -----     -----         -----
Long-term debt
(including current maturities)
  Fixed rate                     $  345  $  615  $1,251  $  386  $1,001  $  366  $4,779   $ 8,744     $ 8,926      $ 7,582
    Average interest rate          7.07%   6.69%   6.81%   7.01%   6.82%   5.98%   6.53%     6.63%         --           --
  Variable rate                      --  $  724  $  187  $    1  $    1  $    2  $  432   $ 1,347     $ 1,345      $ 2,953
    Average interest rate            --    2.94%   6.19%  12.80%  12.80%   7.53%   1.75%     3.03%         --           --

Equity linked debt securities
  Fixed rate                         --      --      --      --      --      --  $  440   $   440     $   385      $   356
    Average interest rate            --      --              --      --      --    5.80%     5.80%         --           --
  Variable rate                      --      --      --      --  $  500  $  500      --   $ 1,000     $   866      $   997
    Average interest rate            --      --      --      --    2.10%   2.90%     --      2.50%         --           --

Trust securities
  Fixed rate                         --      --      --      --      --  $  368      --   $   368     $   390      $   386
    Average interest rate            --      --      --      --      --    7.82%     --      7.82%         --           --
  Variable rate                      --      --      --      --      --  $  147      --   $   147     $   150      $   150
    Average interest rate            --      --      --      --      --    3.95%     --      3.95%         --           --

Preferred stock of subsidiary
subject to mandatory redemption
  Fixed rate                         --  $   10  $   10  $    1      --      --      --   $    21     $    15      $    21
    Average interest rate            --    6.68%   6.68%   6.98%     --      --      --      6.69%         --

Interest rate swaps
(notional amounts)
  Variable to fixed              $  973  $  455      --  $  754  $  327      --      --   $ 2,509     $   (64)      $  (75)
    Average pay rate               6.90%   6.16%     --    6.70%   6.10%     --      --      6.60%         --           --
    Average receive rate           3.46%   4.86%     --    3.21%   5.13%     --      --      3.82%         --           --
  Fixed to variable              $  500  $  235      --      --  $  250      --  $  100   $ 1,085     $     1       $   17
    Average pay rate               1.87%   5.24%     --      --    1.90%     --    1.90%     2.61%         --           --
    Average receive rate           2.61%   5.86%     --      --    6.75%     --    7.25%     4.69%         --           --

Item 4.  CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of TXU Corp.'s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect within 90 days of the filing date of this quarterly report. Based on the evaluation performed, TXU Corp.'s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

     The events subsequent to September 30, 2002, as described in Note 3 to Financial Statements, resulted in significant changes in the internal control environment at TXU Europe. The changes reflect the following:

     . the operations of TXU Europe are being managed by its board of directors for the benefit of the creditors of TXU Europe, consistent with UK law;
     . operations comprising the majority of TXU Europe's revenues and business operations were sold to Powergen on October 21, 2002; and
     . approximately 1,900 employees in the UK, including the majority of employees engaged in accounting processes and accountable for the preparation of TXU Europe's financial statements, became employees of Powergen effective October 21, 2002.

     As a result of these factors, TXU Corp. no longer has authority over the internal control processes at TXU Europe. Further, TXU Corp. expects to write-off its entire investment in TXU Europe, including cumulative earnings through September 30, 2002, in the fourth quarter of 2002, as discussed in Note 3 to Financial Statements. Otherwise, there have been no significant changes in TXU Corp.'s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referenced above.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     Legal Proceedings -- In October 2002, seventeen separate lawsuits were filed in the United States District Court for the Northern District of Texas, and one in the United States District Court for the Eastern District of Texas, against TXU Corp., Erle Nye and Michael J. McNally. Some of the lawsuits also name former officer David W. Biegler as a defendant; however, based on the alleged class period, Mr. Biegler is inappropriately named as a defendant. The plaintiffs seek to represent classes of certain purchasers of TXU Corp. common stock during specified class periods ranging from January 31, 2002 to October 11, 2002. No class or classes have been certified. The complaints allege violations of the provisions of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 12 of the Securities Act of 1933, as amended, relating to alleged materially false and misleading statements, including statements in prospectuses related to the offering by TXU Corp. of its equity-linked securities and common stock in June 2002. The individual named defendants are current or former officers and/or directors of TXU Corp. While TXU Corp. believes the claims are without merit and intends to vigorously defend these lawsuits, it is unable to estimate any possible loss or predict the outcome of the actions.

     On October 23, 2002, a derivative lawsuit was filed by a purported shareholder on behalf of TXU Corp., in the 116th Judicial District Court of Dallas County, Texas against TXU Corp., Erle Nye, Michael J. McNally, David W. Biegler, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret N. Maxey, J.E. Oesterreicher, Charles R. Perry and Herbert H. Richardson. The plaintiff alleges breach of fiduciary duty, abuse of control, mismanagement, waste of corporate assets, and breach of duties of loyalty and good faith. The individual named defendants are current or former officers and/or directors of TXU Corp. No amount of damages has been specified. Furthermore, plaintiffs in such suit have failed to make a demand upon the directors as is required by law. While TXU Corp. intends to vigorously defend the lawsuit, it is unable to estimate any possible loss or predict the outcome of the action.

     On October 30, 2002, a lawsuit was filed in the 191st Judicial District Court of Dallas County, Texas against TXU Corp. and Erle Nye alleging negligence, negligent misrepresentation, fraud and statutory fraud. On November 12, 2002, the lawsuit was amended and the plaintiffs allege the same claims on behalf of themselves and a putative class of persons or entities similarly situated. No amount of damages have been specified. TXU Corp. expects to remove this case to federal court and to seek to have it consolidated with the cases pending in the Northern District of Texas, Dallas Division. While TXU Corp. believes the claim is without merit and intends to vigorously defend the lawsuit, it is unable to estimate any possible loss or predict the outcome of the action.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits filed as part of Part II are:


          15 Letter from Independent Accountants as to Unaudited Interim Financial Information.

          99(a) Condensed Statements of Consolidated Income - Twelve Months
                Ended September 30, 2002.

          99(b) Chief Executive Officer Certification.

          99(c) Chief Financial Officer Certification.

          99(d) TXU Corp. and Subsidiaries Detail of Long-term Debt.


     (b)  Reports on Form 8-K filed since June 30, 2002:

                Date of Report     Item Reported

                July 15, 2002      Item 5. Other Events and Regulation FD
                                           Disclosure.
                August 14, 2002    Item 7. Financial Statements, Pro Forma
                                           Financial Information and Exhibits.
                October 17, 2002   Item 7. Financial Statements, Pro Forma
                                           Financial Information and Exhibits.

                November 5, 2002   Item 2. Disposition of Assets.

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


                                                         TXU CORP.


                                                 By    /s/ Biggs C. Porter
                                                 --------------------------

                                                         Biggs C. Porter
                                                    Controller and Principal
                                                       Accounting Officer

Date: November 14, 2002

                                    TXU CORP.

                              CERTIFICATION OF CEO

          I, Erle Nye, Chairman of the Board and Chief Executive of TXU Corp., certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of TXU Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: November 14, 2002                    /s/ Erle Nye
                                        ----------------------------------------
                                        Signature: Erle Nye
                                        Title: Chairman of the Board and Chief
                                               Executive

                                    TXU CORP.

                              CERTIFICATION OF CFO

          I, Michael J. McNally, Executive Vice President and Chief Financial Officer of TXU Corp., certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of TXU Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: November 14, 2002                      /s/ Michael J. McNally
                                          --------------------------------------
                                          Signature: Michael J. McNally
                                          Title: Executive Vice President and
                                                 Chief Financial Officer