Form 10-K
period 2002-12-31
TXU CORP /TX/
filed 2003-03-12
CIK 1023291

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549
                        ----------------------

                               FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended December 31, 2002

                                -- OR--

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
               ----------------------------------
              Exact Name of Registrant as Specified in its
              Charter; State of Incorporation;  Address of
Commission    Principal Executive Offices; and Telephone     I.R.S. Employer
File Number   Number                                        Identification No.
----------    --------------------------------------------  -----------------
1-12833                       TXU Corp.                        75-2669310
                           a Texas Corporation
                    Energy Plaza, 1601 Bryan Street
                          Dallas, TX 75201-3411
                            (214) 812-4600

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange on
Registrant     Title of Each Class                   Which Registered
---------      -------------------                -----------------------
TXU Corp.      Common Stock, without par value,    New York Stock Exchange
               and Preference Stock Purchase       The Chicago Stock Exchange
               Rights                              The Pacific Exchange

               Corporate Units                     New York Stock Exchange
               Income Prides                       New York Stock Exchange

TXU Capital I, 7.25% Cumulative Trust              New York Stock Exchange
a subsidiary   Preferred Capital
of TXU Corp.   Securities

TXU Capital II,
a subsidiary   8.70% Trust Originated              New York Stock Exchange
of TXU Corp.   Preferred Securities

Securities registered pursuant to Section 12(g) of the Act:   None
               -------------------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes X No
                                                          ---   -----

Aggregate market value of TXU Corp. Common Stock held by non-affiliates, based on the last reported sale price on the NYSE composite tape on June 28, 2002, the last trading date of the registrant's most recently completed second fiscal quarter: $14,297,623,496

Common Stock outstanding at March 5, 2003: 322,141,937 shares, without par value

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission on or about April 3, 2003, are incorporated by reference into Part III of this report.
                             --------------


                                TABLE OF CONTENTS
                                                                                                         Page
                                                                                                         ----
                                                              PART I
Items 1. and 2. BUSINESS and PROPERTIES...............................................................     1
         TXU CORP. AND SUBSIDIARIES...................................................................     1
         ELECTRIC RESTRUCTURING ......................................................................     2
         COMPETITIVE STRATEGY.........................................................................     5
         OPERATING SEGMENTS...........................................................................     5
           North America Energy ......................................................................     6
           North America Energy Delivery..............................................................     11
           Australia..................................................................................     16
         ENVIRONMENTAL MATTERS........................................................................     19

Item 3.  LEGAL PROCEEDINGS............................................................................     21

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................     22

EXECUTIVE OFFICERS OF TXU CORP. ......................................................................     22

                                                              PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS..........................................................................     24

Item 6.  SELECTED FINANCIAL DATA......................................................................     24

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS........................................................................     24

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................     24

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................     25

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.....................................................................     25

                                                              PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................     25

Item 11. EXECUTIVE COMPENSATION.......................................................................     25

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................     25

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................     26

                                                              PART IV

Item 14. CONTROLS AND PROCEDURES......................................................................     26

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..............................     27

APPENDIX A - Financial Information of TXU Corp. and Subsidiaries

APPENDIX B - TXU Corp. Exhibits to 2002 Form 10-K

Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU Corp. are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, shortly after they have been filed with the Securities and Exchange Commission. TXU Corp. will provide copies of current reports not posted on the website upon request.

                                     PART I

Items 1. and 2. BUSINESS and PROPERTIES


                       TXU CORP. AND SUBSIDIARIES
                       --------------------------

      TXU Corp., a Texas corporation, was formed in 1997 as a holding company and is the successor to TXU Energy Industries Company (TEI), the holding company for the TXU Corp. system prior to the 1997 acquisition of ENSERCH Corporation (renamed TXU Gas Company). TEI, formerly known as Texas Utilities Company, was organized in 1945.

      Use of the term "TXU Corp.," unless otherwise noted or indicated by the context, refers to TXU Corp., a holding company, and its consolidated subsidiaries.

      TXU Corp. is an energy company that engages in power production (electricity generation), wholesale energy sales, retail energy sales and related services, portfolio management, including risk management and certain trading activities, energy delivery, and, through a joint venture, telecommunications services. TXU Corp. is one of the largest energy services companies in the world with $10 billion in revenue and $31 billion of assets. TXU Corp. owns or leases over 20,400 megawatts of power generation and sells 130 terawatt hours of electricity and 207 billion cubic feet of natural gas annually. TXU Corp. delivers or sells energy to approximately 5 million residential, commercial and industrial customers in the United States (US) and Australia. At December 31, 2002, TXU Corp. and its subsidiaries had approximately 14,600 full-time employees.

      TXU Corp.'s principal US operations are conducted through TXU US Holdings Company (US Holdings, formerly TXU Electric Company) and TXU Gas Company (TXU
  Gas). TXU Corp.'s principal international operations are conducted through TXU Australia Holdings (Partnership) Limited Partnership (TXU Australia). In October 2002, TXU Corp. made a determination to exit its operations in Europe, which were conducted through TXU Europe Limited (TXU Europe). See Note 3 to Financial Statements for information related to TXU Europe.

      Legislation passed during the 1999 session of the Texas Legislature restructured the electric utility industry in Texas and provided for a transition to increased competition in the generation and retail sale of electricity (1999 Restructuring Legislation). As a result, TXU Corp. restructured certain of its businesses effective January 1, 2002. In order to satisfy its obligations to unbundle its business pursuant to the 1999 Restructuring Legislation and consistent with its business separation plan as approved on October 31, 2001 by the Public Utility Commission of Texas (the Commission), as of January 1, 2002, US Holdings transferred:

   o its electric transmission and distribution (T&D) operations to Oncor Electric Delivery Company (Oncor), which is a utility regulated by the Commission and a wholly-owned subsidiary of US Holdings,

   o its power generation operations to subsidiaries of TXU Energy Company LLC (TXU Energy), which is the new competitive business and a wholly-owned subsidiary of US Holdings, and

   o its retail customers to a subsidiary retail electric provider (REP) of TXU Energy.

      See further discussion of the 1999 Restructuring Legislation below.

      The following is a description of the business of TXU Corp. and its principal subsidiaries.

      US Holdings, TXU Energy and Oncor -- US Holdings is a holding company for TXU Energy and Oncor. TXU Energy serves more than 2.7 million retail electric customers (1) and owns, or leases and operates

--------------------------------------------
(1) All numbers of electric customers are based on the number of meters.

19,140 megawatts of power generating capacity. Oncor owns and operates
96,847 miles of electric distribution lines and 14,137 miles of electric transmission lines. The businesses transferred to TXU Energy and Oncor effective January 1, 2002, together comprised the integrated electric utility business conducted by US Holdings prior to that date. In addition, as of January 1, 2002, TXU Energy acquired the following businesses from within the TXU Corp. system: the REP of TXU SESCO Company; the portfolio management operations and the unregulated commercial/industrial retail gas business of TXU Gas; and the energy management services businesses and other affiliates of TXU Corp., including the fuel supply and coal mining businesses that primarily service the generation operations. Also, the T&D business of TXU SESCO Company was transferred to Oncor. The operating assets of TXU Energy and Oncor are located principally in the north-central, eastern and western parts of Texas.

      US Holdings and its subsidiaries operate within the Electric Reliability Council of Texas (ERCOT) system. ERCOT is an intrastate network of investor-owned entities, cooperatives, public entities, non-utility generators and power marketers. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas, the Independent System Operator of the interconnected transmission system of those systems, and is responsible for ensuring equal access to transmission service by all wholesale market participants in the ERCOT region.

      TXU Gas -- an integrated company engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas. TXU Gas serves more than 1.4 million retail gas customers and owns and operates 26,000 miles of gas distribution mains and 6,800 miles of gas transportation and gathering pipelines. Divisions of TXU Gas include TXU Gas Distribution, one of the largest retail gas distribution companies in the United States and the largest in Texas, and TXU Lone Star Pipeline, which provides transportation services to gas distribution companies, electric generation plants, end use industrial customers, and through-system shippers, as owner and operator of interconnected natural gas transportation and gathering lines, underground storage reservoirs, compressor stations and related properties, all within Texas.

      TXU Australia -- a holding company for TXU Corp.'s Australian operations. Its principal operating subsidiaries include TXU Electricity Limited, which purchases, distributes, retails and wholesales electricity in the State of Victoria, Australia and purchases and retails electricity to commercial and industrial customers in the State of South Australia; TXU Networks (Gas) Pty. Ltd., which distributes natural gas in Victoria; and TXU Pty. Ltd., which retails natural gas in Victoria. TXU Electricity Limited serves over 567,000 customers, principally in the state of Victoria, including suburban Melbourne, the second-largest city in Australia. TXU Networks (Gas) Pty. Ltd. has over 466,000 supply points. TXU Pty. Ltd. retails natural gas to approximately 471,000 customers. TXU Australia also owns the only underground natural gas storage facility in Victoria and operates the 1,280 megawatt Torrens Island power station in South Australia.

      TXU Business Services Company (TXU Business Services) -- a provider of certain financial, accounting, information technology, environmental, procurement, personnel and other administrative services, at cost, to TXU Corp. and its other subsidiaries. TXU Business Services acts as transfer agent, registrar and dividend paying agent with respect to the common stock and preference stock of TXU Corp., and the preferred stock of US Holdings. TXU Business Services also acts as dividend paying agent for the preferred stock of TXU Gas and as agent for participants under TXU Corp.'s Direct Stock Purchase and Dividend Reinvestment Plan.

      In addition, TXU Corp. owns a 50% interest in Pinnacle One Partners, L.P., a joint venture that owns TXU Communications Ventures Company (TXU Communications). TXU Communications operates an established incumbent local exchange carrier serving residential and business customers in East Texas and certain suburbs of Houston, Texas. TXU Communications offers its customers a comprehensive package of telecommunications services, including local, long distance, dial-up internet, digital subscriber line, and network and data services. TXU Communications currently has approximately 169,000 access lines.

                             ELECTRIC RESTRUCTURING
                             ----------------------
      Restructuring Legislation -- Under the 1999 Restructuring Legislation, discussed above, each electric utility was required to separate (unbundle) by January 1, 2002 its business activities into a power generation company (PGC), a retail electric provider (REP), and a transmission and distribution (T&D) utility or separate T&D utilities. Unbundled T&D utilities within ERCOT, such as Oncor, remain regulated by the Commission.

      Beginning January 1, 2002, REPs affiliated with T&D utilities began charging residential and small commercial customers located in their historical service territories rates that are 6% less than the rates that were in effect on January 1, 1999, as adjusted for fuel factor changes ("price-to-beat rate"). TXU Energy, as a REP affiliated with a T&D utility, may not charge prices to such customers that are different from the price-to-beat rate until the earlier of January 1, 2005 or the date on which 40% of the electricity consumed by customers in those respective customer classes is supplied by competing REPs. Thereafter, TXU Energy may offer rates different from the price-to-beat rate, but it must also continue to make the price-to-beat, adjusted for fuel factor changes, available for residential and small commercial customers until January 1, 2007. REPs must be certified by the Commission. TXU Energy has received appropriate REP certifications from the Commission.

      Also, beginning January 1, 2002, PGCs that are affiliated with T&D utilities may charge unregulated prices in connection with ERCOT wholesale power transactions. Estimated costs associated with PGC nuclear power plant decommissioning obligations continue to be recovered as a nonbypassable T&D charge over the life of the plant. Each affiliated PGC owning 400 megawatts (MW) or more of installed generating capacity must offer each year at auction entitlements to at least 15% of such capacity. The obligation of an affiliated PGC to sell capacity entitlements at auction continues until the earlier of January 1, 2007 or the date on which 40% of the electricity consumed by residential and small commercial customers of the PGC's affiliated REP is supplied by competing REPs. PGCs must be registered with the Commission. TXU Energy has filed appropriate PGC registrations with the Commission.

      The 1999 Restructuring Legislation also provided for the recovery of generation-related regulatory assets (regulatory assets) and generation-related and purchased power-related costs that are in excess of market value (stranded costs). It provided means for electric utilities to mitigate stranded costs during the rate freeze period that preceded unbundling. Unmitigated stranded costs would be finally determined in a 2004 "true-up" proceeding relying principally upon market-based asset valuations. Regulatory assets and unmitigated stranded costs can be recovered through the issuance of transition (securitization) bonds or imposition of a competition transition charge.

      Further, a REP would also be required to reconcile and credit to its affiliated T&D utility (and the T&D utility to credit T&D customers), as a so-called retail clawback, any positive difference between the price-to-beat rate, reduced by the nonbypassible delivery charge, and the prevailing market price of electricity during the same time period to the extent the price-to-beat rate exceeded the market price of electricity. This reconciliation is not required for the applicable customer class if 40% of the electricity consumed by customers in that class is supplied by competing REPs before January 1, 2004. If a retail clawback reconciliation is required, the 1999 Restructuring Legislation provided that the amount credited cannot exceed an amount equal to the number of residential or small commercial customers served by a T&D utility that are buying electricity from the affiliated REP at the price-to-beat rate on January 1, 2004, minus the number of new customers obtained outside the historical service territory, multiplied by $150. (The calculation of this credit was altered for TXU Energy in connection with the Settlement Plan discussed below.)

      Regulatory Settlement Plan -- On December 31, 2001, US Holdings filed a settlement plan (Settlement Plan) with the Commission. It resolved all major pending issues related to US Holdings' transition to competition pursuant to the 1999 Restructuring Legislation. The settlement (Settlement) provided for in the Settlement Plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related fuel adjustments. The Settlement was approved by the Commission in June 2002. In August 2002, the Commission issued a financing order, pursuant to the Settlement Plan, authorizing the issuance of securitization bonds relating to recovery of regulatory assets. The Commission's order approving the Settlement Plan and the financing order were appealed by certain nonsettling parties to the Travis County, Texas District Court in August 2002. In January 2003, US Holdings concluded a settlement of these appeals and they were dismissed. Thus, the Settlement became final.

      The major elements of the Settlement are:

      Excess Mitigation Credit and Appeal Related to T&D Rates -- Beginning in 2002, Oncor began implementing an excess stranded cost mitigation credit in the amount of $350 million, plus interest, applied over a two-year period as a reduction to T&D rates charged to REPs. In June 2001, the Commission had issued an interim order that addressed Oncor's charges for T&D service when retail competition would begin. Among other things, that interim order, and subsequent final order issued in October 2001, required Oncor to reduce rates over the period from 2002-2008. The Commission's decision was appealed by US Holdings to the Travis County, Texas District Court. Finalization of the Settlement means US Holdings' appeal has been dismissed. Also, in July 2001, the staff of the Commission had notified US Holdings and the Commission that it disagreed with US Holdings' computation of the level of earnings in excess of the regulatory earnings cap for calendar year 2000. In August 2001, the Commission issued an order adopting the staff position. US Holdings appealed this matter to the Travis County, Texas District Court, which affirmed the Commission's order and US Holdings then appealed that decision to the Third District Court of Appeals in Austin, Texas. This appeal has now been dismissed.

      Regulatory Asset Securitization -- In October 1999, US Holdings filed an application with the Commission for a financing order to permit the issuance by a special purpose entity of $1.65 billion of securitization bonds. In May 2000, the Commission signed an order rejecting such request and authorized only $363 million of such bonds. US Holdings filed an appeal with the Travis County, Texas District Court and in September 2000, the Court issued a judgment that reversed part of the Commission's order and affirmed other aspects of the Commission's order. US Holdings and various other parties appealed this judgment directly to the Supreme Court of Texas and in June 2001, it issued a ruling; in October 2001, it remanded the case to the Commission, which consolidated it into the Settlement Plan proceeding. In accordance with the Settlement, Oncor received a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to recover regulatory assets and other qualified costs. The Settlement provides that there can be an initial issuance of securitization bonds in the amount of up to $500 million, followed by a second issuance of the remainder after 2003. The Settlement resolves all issues related to regulatory assets and liabilities.

      Retail Clawback -- If, as currently expected, TXU Energy retains more than 60% of its historical residential and small commercial customers after the first two years of competition, the amount of the retail clawback credit will be equal to the number of residential and small commercial customers retained by TXU Energy in its historical service territory on January 1, 2004, less the number of new customers TXU Energy has added outside of its historical service territory as of January 1, 2004, multiplied by $90. This determination will be made separately for the residential and small commercial classes. The credit, if any, will be applied to T&D rates charged by Oncor to REPs, including TXU Energy, over a two-year period beginning January 1, 2004. Under the settlement agreement, TXU Energy will make a compliance filing with the Commission reflecting customer count as of January, 2004. In the fourth quarter of 2002, TXU Energy recorded a $185 million ($120 million after-tax) charge for the retail clawback, which represents the current best estimate of the amount to be funded to Oncor over the two-year period.

      Stranded Cost Resolution -- TXU Energy's stranded costs, not including regulatory assets, are fixed at zero. Accordingly, it will not have to conduct the stranded cost true-up in 2004 provided for in the 1999 Restructuring Legislation. In addition, the Settlement resulted in a resolution of the regulatory disallowance of amounts related to US Holdings' repurchase of minority owner interests in the Comanche Peak nuclear generating station. The Commission's final order in connection with US Holdings' January 1990 rate increase request had been ultimately reviewed by the Supreme Court of Texas, and an aggregate of $909 million of disallowances with respect to US Holdings' reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to earnings, was remanded to the District Court and then to the Commission for reconsideration. As a result of the Settlement, the parties have moved to dismiss this remand. The Settlement also precludes recovery by US Holdings of certain environmental improvement costs.

      Fuel Cost Recovery -- The Settlement also provides that US Holdings will not seek to recover its unrecovered fuel costs which existed at December 31, 2001. Also, it will not conduct a final fuel cost reconciliation, which would have covered the period from July 1998 until the beginning of competition in January 2002.

      Provider of Last Resort -- Through calendar year 2002, TXU Energy was the provider of last resort (POLR) for residential and small non-residential customers in those areas of ERCOT where customer choice was available outside its historical service territory and was the POLR for large non-residential customers in its historical service territory. TXU Energy's POLR contract expired on December 31, 2002. However, in August 2002, the Commission adopted new rules that significantly changed POLR service. Under the new POLR rules, instead of being transferred to the POLR, non-paying residential and small non-residential customers served by affiliated REPs are subject to disconnection. Non-paying residential and small non-residential customers served by non-affiliated REPs are transferred to the affiliated REP. Non-paying large non-residential customers can be disconnected by any REP if the customer's contract does not preclude it. Thus, within the new POLR framework, the POLR provides electric service only to customers who request POLR service, whose selected REP goes out of business, or who are transferred to the POLR by other REPs for reasons other than non-payment. No later than October 1, 2004, the Commission must decide whether all REPs should be permitted to disconnect all non-paying customers. The new POLR rules are expected to result in reduced bad debt expense beginning in 2003.


                              COMPETITIVE STRATEGY
                              --------------------

      TXU Corp. has developed a strategy designed to achieve operations of significant scale in selected regions which optimize a portfolio of assets, capabilities and customer relationships across multiple products and services. TXU Corp. plans to enhance its leading position in retail and wholesale electric and gas sales and related services and transmission and delivery in Texas; and build on its substantial, broad-based position in Australia. TXU Corp.'s strategy involves establishing upstream positions (electricity generation through ownership or contracts and gas supply through purchase contracts, pipeline access to multiple supply sources and storage assets) and downstream retail customer relationships. TXU Corp. uses the knowledge gained from and the value of these positions through effective portfolio management capabilities to manage the risk and enhance the value of existing positions while adjusting the portfolio as needed to address market conditions. TXU Corp. intends to focus on operational excellence in its current operations, cost reduction customer retention and debt reduction to strengthen its balance sheet and support future growth. TXU Corp. intends for its energy delivery business to continue to be a leader in the efficient and reliable transmission and distribution of energy.

                               OPERATING SEGMENTS
                               ------------------

      Concurrent with TXU Corp.'s reorganization as of January 1, 2002, TXU Corp. realigned its operations into three reportable segments: North America Energy, North America Energy Delivery and International Energy. In October 2002, TXU Corp. discontinued its operations in Europe. Those operations of TXU Europe that have not been sold are being managed for the benefit of its creditors through administration (similar to bankruptcy) proceedings in the United Kingdom. (See Note 3 to Financial Statements.) The International Energy segment has been renamed and consists solely of operations in Australia. (See Note 17 to Financial Statements for further information concerning reportable business segments.)

      North America Energy - operations, principally in the competitive Texas market, involving power production, wholesale energy sales, retail energy sales and services, as well as portfolio management, including risk management and certain trading activities.

      North America Energy Delivery - largely regulated operations in Texas involving the transmission and distribution of electricity and the purchase, transportation, distribution and sale of natural gas.

      Australia - operations, principally in Victoria and South Australia, involving power production, wholesale energy sales, retail energy sales and services in largely competitive markets, portfolio management and gas storage, as well as regulated electricity and gas distribution.

                          NORTH AMERICA ENERGY SEGMENT

      The North America Energy segment was created as a result of the deregulation of the electric utility industry in Texas, which became effective January 1, 2002. The North America Energy segment is an integrated operation that engages in power production, wholesale energy sales, retail energy sales and related services and portfolio management activities, primarily in the state of Texas. The North America Energy segment's operations are conducted principally through TXU Energy and its following subsidiaries: TXU Generation Holdings Company LLC; TXU Portfolio Management Company LP; TXU Energy Retail Company LP; TXU Energy Solutions Company LP; TXU Fuel Company; and two coal mining subsidiaries.

      TXU Energy is one of the largest competitive retailers of energy in the US. Regulatory restructuring in Texas has resulted in competitive markets within the state, thus presenting additional opportunities for growth accompanied by the introduction of competitive pressures.

      TXU Energy's strategy is to focus on operational excellence, customer retention and low risk growth from core operations in Texas. TXU Energy intends to accomplish this through the operation of a single, integrated energy business managing a portfolio of assets, capabilities and customer relationships. TXU Energy's portfolio of assets includes 19,140 MW of owned or leased power generating capacity, approximately 2,700 MW of power generating capacity under power purchase contracts and over 2.7 million retail electric customers. Early in 2002, TXU Energy intended to enhance its significant business portfolio in Texas through expansion into other regions in North America. However, the slowed pace of deregulation, the weaker economy, reduced liquidity in power markets and reduced developmental capital spending have resulted in TXU Energy delaying those growth objectives until competitive and regulatory environments develop and economic factors improve. TXU Energy is currently implementing plans to reduce operating costs.

      TXU Energy's power generating facilities provide TXU Energy with the capability to supply a significant portion of the wholesale power market demand in Texas, particularly the North Texas market, at competitive production costs. As part of TXU Energy's integrated business portfolio, much of the low cost power generation is available to supply the power demands of its retail customers and other competitive REPs.

      TXU Energy's portfolio management operation is responsible for managing the risks inherent in TXU Energy's portfolio of businesses and providing supply structuring, pricing and risk management services in connection with TXU Energy's unregulated retail energy activities. The portfolio management operation also is responsible for the commodity price risk management of the fuel supply needs of TXU Energy's generating plants as well as the dispatch and sale of power from those plants.

Power Production

      The power fleet in Texas consists of 22 owned or leased plants with generating capacity fueled as follows: 2,300 MW nuclear; 5,837 MW coal/lignite; and 10,881 MW gas/oil. TXU Energy has adequate power capacity to supply its retail customer base from its power fleet and purchases from third parties. TXU Energy believes that a key competitive advantage is its ability to produce electricity at low variable costs. The power generating plants and other important properties of TXU Energy are located primarily on land owned in fee simple.

      TXU Energy completed the acquisition of the Pedricktown, New Jersey co-generation facility and wholesale energy production business in April 2002. The acquisition included a 122 MW combined-cycle power production facility and various contracts, including electric supply and gas transportation agreements. In May 2002, TXU Energy acquired a 260 MW combined-cycle power production facility in northwest Texas through a settlement agreement which dismissed a lawsuit previously filed related to the plant. TXU Energy previously purchased all of the electrical output of this plant under a long-term contract.

      In April 2002, TXU Energy completed the sale of its Handley and Mountain Creek power generating plants (total plant capacity of 2,334 MW). The Handley plant consists of five natural gas-fueled generating units with a total plant capacity of 1,441 MW. The Mountain Creek plant consists of five natural gas-fueled generating units with a total plant capacity of 893 MW. The transaction included a power purchase and tolling agreement for TXU Energy to purchase power during the summer months through 2006. TXU Energy from time to time may sell additional assets to reduce its position in the Texas market, to provide funds for other investments and to reduce debt.

      TXU Energy has been active in adding renewable energy to its portfolio. TXU Energy is one of the largest purchasers of wind-generated, renewable energy in Texas and the US. TXU Energy currently purchases renewable energy from over 382 MW of wind projects located in West Texas. TXU Energy expects to continue to add additional renewable supplies as commercial opportunities become available.

      Capacity Auction -- To encourage competition in the ERCOT region, each PGC with 400 MW or more of installed generating capacity that is unbundled from an integrated electric utility in Texas is required to sell at auction entitlements to 15% of the output of its installed generating capacity. The obligation of an affiliated PGC to sell capacity entitlements at auction continues until the earlier of January 1, 2007 or the date on which 40% of the electricity consumed by residential and small commercial customers initially transferred to the PGC's affiliated REP on January 1, 2002 is supplied by competing REPs. This capacity auction allows market participants to purchase power either through purchases in the wholesale power markets or through mandated capacity auctions. A REP cannot purchase entitlements sold by its affiliated PGC in mandated capacity auctions. The first auction in Texas was held in September 2001. There was significant interest in the entitlements being auctioned, and the auction of two-year, one-year and monthly entitlements required to be sold was successful. The second and third auctions were held in March and July of 2002, respectively. TXU Energy sold the monthly entitlements required at each of these auctions. The October 2002 auction offered one-year and monthly entitlements for 2003 only. Not all of the entitlements offered in the October auction were sold; however, TXU Energy will re-offer these unsold entitlements in subsequent auctions to be held through 2003.

      Nuclear production assets -- TXU Energy owns and operates two nuclear-fueled electricity generating units at the Comanche Peak plant, each of which is designed for a capacity of 1,150 MW.

      TXU Energy has on hand, or has contracted for, services it expects to need for its nuclear units through the years indicated: conversion (2003), enrichment
(2005), and fabrication (2011). TXU Energy is currently evaluating bids for the purchase of uranium for 2003, which is readily available on the open market. TXU Energy does not anticipate any difficulties procuring raw materials and services beyond these dates.

      TXU Energy's onsite spent nuclear fuel storage capability is sufficient to accommodate the operation of Comanche Peak through the year 2017, while maintaining the capability to off-load the core of one of the nuclear-fueled generating units.

      Under current regulatory licenses, nuclear decommissioning activities are projected to begin in 2030 for Comanche Peak Unit 1 and 2033 for Unit 2 and common facilities. Since January 1, 2002, projected decommissioning costs are being recovered from Oncor's customers through a non-bypassable charge based upon a 1997 site-specific study, adjusted for changes in the value of trust fund assets, through rates placed into effect under the 2001 Unbundled Cost of Service filing.

      Lignite/Coal production assets -- Lignite is used as the primary fuel for two units at the Big Brown generating plant, three units at the Monticello generating plant, three units at the Martin Lake generating plant, and one unit at the Sandow generating plant, having an aggregate capacity of 5,837 MW. TXU Energy's lignite units have been constructed adjacent to surface minable lignite reserves. TXU Energy owns in fee or has under lease proven reserves dedicated to the Big Brown, Monticello and Martin Lake generating plants. TXU Energy utilizes owned and/or leased equipment to remove the overburden and recover the lignite. Approximately 77% of the fuel used at TXU Energy's lignite plants in 2002 was supplied from owned or leased lignite.

      TXU Energy supplements its lignite fuel at Big Brown, Monticello and Martin Lake with western coal from the Powder River Basin (PRB) in Wyoming. The coal is purchased from multiple suppliers under contracts of various lengths and is transported from the PRB to TXU Energy's generating plants by railcar. Approximately 23% of the fuel used at TXU Energy's lignite plants in 2002 was supplied from western coal under these contracts. Based on its current usage, which includes the use of western coal to supplement its lignite reserves, TXU Energy believes that it has sufficient lignite reserves and access to western coal resources for its generating needs in the foreseeable future.

      Gas/Oil production assets -- TXU Energy has eighteen gas/oil fueled plants (including Pedricktown, New Jersey) with a capacity of 11,003 MW. Gas/oil fuel requirements for 2002 were provided through a mix of contracts with producers at the wellhead and contracts with commercial suppliers. Fuel oil can be stored at 15 of the principally gas-fueled generating plants. At January 1, 2003, TXU Energy had fuel oil storage capacity sufficient to accommodate approximately 5.5 million barrels of oil and had approximately 0.9 million barrels of oil in inventory. A significant portion of the gas/oil generating plants have the ability to switch between gas and fuel oil.

      TXU Energy owns and operates an intrastate natural gas pipeline system with approximately 1,900 miles of pipeline facilities which extends from the gas-producing area of the Permian Basin in West Texas to the East Texas gas fields and southward to the Gulf Coast area. The pipeline facilities were originally built to serve US Holdings' generating plants. In keeping with the deregulation principles, this network now offers transportation and storage service to TXU Energy as well as third parties at a competitive price.

      TXU Energy also owns and operates two underground gas storage facilities with a usable capacity of 14.0 billion cubic feet (Bcf). TXU Energy holds a portion of this storage capacity for use during periods of peak demand to meet seasonal and other fluctuations or interruption of deliveries by gas suppliers. Under normal operating conditions, up to 400 million cubic feet can be withdrawn each day for a ten-day period, with withdrawals at lower rates thereafter.

Products and Services

      On January 1, 2002, all of US Holdings' over 2.7 million retail electric service customers in Texas who did not choose a different REP automatically became customers of TXU Energy. TXU Energy's historical service territory is located in the north-central, eastern and western parts of Texas, with an estimated population in excess of 7 million, about one-third of the population of Texas. TXU Energy provides electric service in that service territory to customers in 92 counties and 370 incorporated municipalities, including Dallas, Fort Worth, Arlington, Irving, Plano, Waco, Mesquite, Rowlett, Grand Prairie, Wichita Falls, Odessa, Midland, Carrollton, Tyler, Richardson and Killeen. The area is a diversified commercial and industrial center with substantial banking, insurance, telecommunications, electronics, aerospace, petrochemical and specialized steel manufacturing, and automotive and aircraft assembly. The territory served includes major portions of the oil and gas fields in the Permian Basin and East Texas, as well as substantial farming and ranching sections of the state. TXU Energy also provides retail electric service in other areas of ERCOT now open to competition.

      TXU Energy's wholesale power sales are conducted through its portfolio management activities that are designed to integrate a portfolio of assets, capabilities and customer relationships. See Portfolio Management below. In February 2002, TXU Energy was awarded 1,000 MW of load in the New Jersey Statewide Basic Generation Service Electricity Supply Auction. However, plans for further expansion outside of Texas have been delayed until competitive and regulatory environments develop and economic factors improve.

      TXU Energy's natural gas operation in Texas includes pipelines, storage facilities, well-head production contracts, transportation agreements, storage leases, retail and wholesale customers and supply to gas fired generation plants. Service is primarily provided to TXU Energy's generation operations. Third party service, which is expected to increase in coming years, comprised approximately 15% of revenue for the pipeline system in 2002. TXU Energy's portfolio management operation integrates various techniques and resources to maximize value and manage the risks inherent in this natural gas operation. The main goal of portfolio management, in this regard, is to reduce costs and improve gross margin associated with the assets through storage, transportation and exchange and production contracts. Portfolio management must take into account market pricing, operational constraints and existing obligations in order to determine the best blend of resources.

Portfolio Management

      The portfolio management operation integrates, manages and creates value from TXU Energy's extensive portfolio of retail and production assets, capabilities and customer relationships. Specifically, portfolio management ensures supply availability and manages associated operating costs, provides competitively priced power, and maximizes the value of physical assets, capital and technological infrastructure to monitor, evaluate and anticipate gas and electric commodity market trends relating to fundamental supply, market demand and Texas deregulation. TXU Energy uses these capabilities to optimize the cash flows and earnings of its deregulated Texas portfolio. TXU Energy also offers similar portfolio management services to non-affiliated third parties.

      TXU Energy enters into both financial contracts as well as contracts that provide for physical delivery related to the purchase and sale of electricity and gas primarily in the wholesale markets in Texas and to a limited extent in selected regions elsewhere in North America. Competitive markets demand that a number of services be offered, including term contracts with interruptible and firm deliveries, risk management, aggregation of supply, nominations, scheduling of deliveries for both gas transportation capacity and gas storage, as well as power generating facilities. In the course of providing these comprehensive portfolio management services to its customer base, TXU Energy engages in energy price risk management activities. TXU Energy enters into short- and long-term physical contracts, financial contracts that are traded on exchanges and "over-the-counter" and bilateral contracts with customers. Speculative trading activities represent a small fraction of TXU Energy's portfolio management activities.

      TXU Energy manages its exposure to price risk from existing contractual commitments as well as other energy related assets and liabilities within established transactional policies and limits. TXU Energy ensures best practices in risk management and risk control by employing proven principles used by financial institutions. These controls have been structured so that they are practical in application and consistent with stated business objectives. Portfolio management revalues TXU Energy's exposures daily using integrated energy systems to capture value and mitigate the portfolio management risks. A risk management forum meets regularly to ensure that transactional practices comply with its prior approval of commodities, instruments, exchanges and markets. Transactional risks are monitored and limits are enforced to comply with established TXU Corp. policy requirements. Risk assessment is segregated and operated separately from compliance and enforcement to ensure independence, accountability and integrity of actions. TXU Corp. has a strict disciplinary program to address any violations of its risk management policy requirements. TXU Energy also periodically reviews these policies to ensure they are responsive to changing market and business conditions. These policies are designed to protect earnings, cash flows and credit ratings. For information regarding TXU Energy's risk management policies, please read MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Financial Condition, Liquidity and Capital Resources - Quantitative and Qualitative Disclosures about Market Risk-Risk Oversight."

Competition

      Texas -- Deregulation of the electric utility industry in Texas, effective January 1, 2002, allows retail consumers of independent operating utilities in the ERCOT region to choose a REP, which purchases its power from competing power producers. All customer switching is conducted through ERCOT, which acts as a clearinghouse and enforcement agent. Texas is one of the fastest growing states in the nation with a diverse and resilient economy and, as a result, has attracted several competitors into the retail electricity market. TXU Energy, as an active participant in this competitive market, is marketing its services in Texas to add new customers and to retain its existing customers.

      According to the latest data provided by the Commission (September 2002), customers at over 400,000 locations across ERCOT had elected to switch providers within their historical service territory. This number represents approximately 7% of all customers in ERCOT areas open to customer choice. Since December 2000, the Commission has certified a total of 54 REPs and while some have dropped out, competition has remained strong.

      TXU Energy believes that the scale derived from a large retail portfolio provides the platform for a profitable operation by, among other things, reducing the cost of service and billing per customer. TXU Energy emphasizes its identification with the TXU brand and reputation. TXU Energy uses a value pricing approach by customizing its products to each customer segment with service enhancements that are known to be valued by customers in those segments. With its approach, TXU Energy intends to achieve substantially higher customer loyalty and enhanced profit margins, while reducing the costs associated with customers frequently switching suppliers.

      TXU Energy has invested in customer related infrastructure and uses its customer relationships, technology operating platforms, marketing, customer service operations and customer loyalty to actively compete to retain its initial customer base and to add customers.

      Because Texas began restructuring its wholesale electricity business in 1995, new generation was encouraged to enter the state. As a result, there have been approximately 60 new power plants added in the state since that time, providing the state with ample power resources. Capacity margins for ERCOT, based upon existing capacity and planned capacity with interconnection agreements, are expected to be 24% in 2003 and remain at or above 20% for the next several years. New gas-fired capacity is generally more efficient to operate than existing gas/oil-fired capacity due to technological advances. However, base-load nuclear, lignite and coal plants have lower variable production costs than even new gas-fired plants at current annual average market gas prices. Due to the higher variable operating and fuel costs of its gas/oil-fired units, as compared to its lignite/ coal and nuclear units, production from TXU Energy's gas/oil units is more susceptible to being displaced by the more efficient units being constructed. This positions TXU Energy's gas/oil units to run during intermediate and peak load periods when prices are higher and provides more opportunities for hedging activities and increased market liquidity.

      TXU Energy believes that the ERCOT region presents an attractive competitive electric service market due to the following factors:

o gas-fired plants are expected to set the price of generation during a substantial portion of the year, providing an opportunity for TXU Energy to benefit from its nuclear and lignite/coal units fuel cost advantages;

o    peak demand is expected to grow at an average rate of 2.8% per year;

o it is a sizeable market with over 57 gigawatts (GW) of peak demand and 33 GW of average demand; and

o    there is no mandatory power pool structure.

      Outside Texas -- Deregulation, although proceeding well in Texas, has not had similar success in other parts of the U.S. Federal legislation such as the Public Utility Regulatory Policy Act of 1978 and the Energy Policy Act, as well as initiatives in various states, were enacted to encourage wholesale competition among electric utility and non-utility power producers. Together with increasing customer demand for lower priced electricity and other energy services, these measures were expected to have accelerated the industry's movement toward a more competitive pricing and cost structure.

      Many states, faced with this increasing pressure from legislative bodies (federal and state) to become more competitive while adhering to certain continued regulatory requirements, along with changing economic conditions and rapid technological changes, put forth deregulation plans that have since been deferred or changed. The result is delayed deregulation. New entry by retailers as well as by merchant generators in states other than Texas has been slowed. The continued uncertainty regarding regional transmission organizations, (the Federal Energy Regulatory Commission's (FERC's) Order 2000) and more recently FERC's Notice of Proposed Rulemaking regarding Standard Market Design have delayed the opening of new retail markets and decreased the economic viability for merchant generation.

      Nature of Competition -- The level of competition in the energy industry is affected by a number of variables, including price, reliability of service, the cost of energy alternatives, new technologies and governmental regulations.

      TXU Energy competes with other energy providers based on the ability to aggregate supplies at competitive prices from different sources and locations and to efficiently utilize transportation from third-party pipelines and transmission from electric utilities. These operations also compete against other energy marketers on the basis of their relative skills, financial position and credit. Competition means energy customers, wholesale energy suppliers and transporters may seek financial guarantees and other assurances that their energy contracts will be satisfied. As pricing information becomes increasingly available in the energy business and when deregulation in the electricity markets begins to revive, the power generation and portfolio management operations of TXU Energy may experience greater competition.

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

      TXU Energy is an exempt wholesale generator under the Federal Power Act and is subject to the jurisdiction of the Nuclear Regulatory Commission (NRC) with respect to its nuclear power plant. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such plants to continuing review and regulation. TXU Energy also holds a power marketer license from FERC.

                      NORTH AMERICA ENERGY DELIVERY SEGMENT

      The North America Energy Delivery segment consists primarily of the electricity transmission and distribution operations of Oncor and the purchasing, transportation, distribution and retail sales operations of TXU Gas. North America Energy Delivery provides the delivery of essential services of electricity and gas safely, reliably and economically to end-use customers.

Electric Transmission

      Oncor's electric transmission business is responsible for the real-time safe and reliable operations of its transmission network. These responsibilities consist of the construction and maintenance of transmission facilities and the monitoring, controlling and dispatching of high-voltage electricity within Oncor's control area.

      Oncor is a member of ERCOT, and the transmission business actively supports the operation of ERCOT and all market participants. The transmission business participates with ERCOT and other member utilities to plan, design and obtain regulatory approval for construction of new transmission lines necessary to increase bulk power transfer capability and to remove existing limitations and constraints on the ERCOT transmission grid.

      Transmission revenues are provided under tariffs approved by the Commission and FERC. Network transmission revenues are provided from the use of the transmission power lines for delivery of power over facilities operating at 60,000 volts and above. Transformation service revenues are provided from the use of distribution substation facilities that transform power from high-voltage transmission to distribution voltages below 60,000 volts. Other services offered by the transmission business include, but are not limited to: system impact studies, facilities studies and maintenance of substations and transmission lines owned by other non-retail parties.

      The principal generating facilities of TXU Energy, certain non-utility generators and the load centers of Oncor are connected by 4,522 circuit miles of 345-kilovolt (kV) transmission lines and 9,615 circuit miles of 138- and 69-kV transmission lines.

      Oncor is connected by eight 345-kV lines to CenterPoint Energy (formerly Reliant Energy Inc.); by four 345-kV, eight 138-kV and nine 69-kV lines to American Electric Power Company; by two 345-kV and eight 138-kV lines to the Lower Colorado River Authority; by four 345-kV and nine 138-kV lines to the Texas Municipal Power Agency; by two asynchronous High Voltage Direct Current interconnections to American Electric Power Company in the Southwest Power Pool; and at several points with smaller systems operating wholly within Texas.

Electric Distribution

     Oncor's electricity distribution business is responsible for the overall safe and efficient operations of distribution facilities, including power delivery, power quality and system reliability. The Oncor distribution system supplies electricity to over 2.9 million points of delivery. The electricity distribution business consists of the ownership, management, construction, maintenance and operation of the distribution network within Oncor's certificated service area. Over the past five years, the number of Oncor's distribution system premises served has been growing an average of more than 2% a year.

      The 2.7 million formerly regulated electricity customers (retail customers who purchase and consume electricity) are free to choose from REP's who compete for their business. However, the REP's are now Oncor's customers. The changed character of customers, however, does not mean that the safe and reliable delivery of dependable power is any less critical to Oncor's success. Service quality, safety and reliability are of paramount importance to retail providers, their customers, and Oncor. Oncor intends to continue to build on its inherited tradition of low cost and high performance.

      Oncor's distribution system receives electricity from the transmission system through power distribution substations and distributes electricity to end users and wholesale customers through 2,914 distribution feeders.

      The Oncor distribution network consists of 55,178 miles of overhead primary conductors, 22,073 miles of overhead secondary and street light conductors, 12,264 miles of underground primary conductors and 7,332 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

      Most of Oncor's power lines have been constructed over lands of others pursuant to easements or along public highways, streets and right-of-ways as permitted by law. Substantially all of Oncor's transmission and distribution systems are subject to liens under its mortgage indentures.

Competition - Electric Delivery

      Open-Access Transmission -- At the state level, the Texas Public Utility Regulatory Act, as amended, requires owners or operators of transmission facilities to provide open access wholesale transmission services to third parties at rates and terms that are non-discriminatory and comparable to the rates and terms of the utility's own use of its system. The Commission has adopted rules implementing the state open access requirements for utilities that are subject to the Commission's jurisdiction over transmission services, such as Oncor.

      On January 3, 2002, the Supreme Court of Texas issued a mandate affirming the judgment of the Court of Appeals which held that the pricing provisions of the Commission's open access wholesale transmission rules, which had mandated the use of a particular rate setting methodology, were invalid because they exceeded the statutory authority of the Commission. On January 10, 2002, Reliant Energy Incorporated, and the City Public Service Board of San Antonio each filed lawsuits in the Travis County, Texas District Court against the Commission and each of the entities to whom they had made payments for transmission service under the invalidated pricing rules for the period January 1, 1997 through August 31, 1999, seeking declaratory orders that, as a result of the application of the invalid pricing rules, the defendants owe unspecified amounts. US Holdings and TXU SESCO Company are named defendants in both suits. TXU is unable to predict the outcome of any litigation related to this matter.

      Customers -- Oncor's transmission customers consist of municipalities, electric cooperatives and other distribution companies. Oncor's distribution customers consist of approximately 35 REPs in Oncor's certified service area, including a subsidiary REP of TXU Energy. Revenues from TXU Energy represent the substantial majority of Oncor's revenues. There are no individually significant unaffiliated customers upon which Oncor's business or results are highly dependent.

Regulation and Rates - Electric Delivery

      Regulatory Proceedings Affecting Restructuring -- See Electric Restructuring above for a description of the various regulatory proceedings relating to the restructuring of the Texas electric industry.

      Oncor is subject to various federal, state and local regulations. (See Environmental Matters below for information on environmental matters affecting Oncor.) As its operations are wholly within Texas, Oncor believes that it is not a public utility as defined in the Federal Power Act and has been advised by its counsel that it is not subject to general regulation under such Act.

      The Commission has original jurisdiction over transmission rates and services and over distribution rates and services in unincorporated areas and those municipalities that have ceded original jurisdiction to the Commission and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, the Public Utility Regulatory Act has prohibited the collection of any rates or charges by a public utility that does not have the prior approval of the Commission.

Gas Delivery

      Service Area -- TXU Lone Star Pipeline, a partially rate-regulated division of TXU Gas, owns and operates interconnected natural gas transmission lines, five underground storage reservoirs, 20 compressor stations and related properties, all within Texas. TXU Lone Star Pipeline also owns a sixth underground storage reservoir that is currently being depleted for possible retirement. With a system consisting of approximately 6,800 miles of transmission and gathering pipelines in Texas, TXU Lone Star Pipeline is one of the largest pipelines in the US. Through these facilities, it transports natural gas to distribution systems of TXU Gas Distribution, a division of TXU Gas, and other customers. Rates for the services provided to TXU Gas Distribution are regulated by the Railroad Commission of Texas (RRC), while rates for services to other customers are generally established by competitively negotiated contracts. The gas transmission and distribution lines of TXU Gas Distribution and TXU Lone Star Pipeline have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law.

      TXU Gas Distribution provides service through over 26,000 miles of distribution mains. Through these facilities, it purchases, distributes and sells natural gas to over 1.4 million residential, commercial and industrial customers in approximately 550 cities and towns, including the 11-county Dallas-Fort Worth Metroplex. TXU Gas Distribution also transports natural gas to end users within its distribution system as market opportunities allow. The distribution service rates that TXU Gas Distribution charges its residential and commercial customers are generally established by the municipal governments of the cities and towns served, with the RRC having appellate, or in some instances, primary jurisdiction. Sales to electric generation customers are affected by the mildness or severity of both cooling and heating seasons.

      Gas Distribution Peaking -- TXU Gas Distribution estimates its peak-day availability of natural gas supply from its long-term contracts, short-term contracts and withdrawals from underground storage to be in excess of 2.2 Bcf. Daily purchases on the spot market raise this availability level to meet additional peak-day needs.

      TXU Gas Distribution's peak-day demand in 2002 was on March 2, when sales to its customers reached approximately 2.1 Bcf. During 2002 the average daily demand of TXU Gas Distribution's residential and commercial customers was 0.4 Bcf.

      TXU Gas Distribution has historically maintained a contractual right to interrupt load, which is designed to achieve the highest load factor possible in the use of the pipeline system while ensuring continuous and uninterrupted service to residential and commercial customers. Interruptible service contracts include the right to curtail gas deliveries up to 100% according to a priority plan.

      Estimates of natural gas supplies and reserves are not necessarily indicative of TXU Gas Distribution's ability to meet current or anticipated market demands or immediate delivery requirements because of factors such as the physical limitations of gathering, storage and transmission systems, the duration and severity of cold weather, the availability of gas reserves from its suppliers, the ability to purchase additional supplies on a short-term basis and actions by federal and state regulatory authorities. Curtailment rights provide

TXU Gas Distribution flexibility to meet the human-needs requirements of its customers on a firm basis. Priority allocations imposed by federal and state regulatory agencies, as well as other factors beyond the control of TXU Gas Distribution, may affect its ability to meet the demands of its customers.

      Gas Supply -- TXU Gas Distribution's natural gas supply consists of contracts for the purchase of specific reserves, contracts not related to specific reserves or fields, and natural gas in storage. The total planned natural gas supply as of January 1, 2003 is 148 Bcf, which is approximately seven percent less than TXU Gas Distribution's actual supply during 2002. TXU Gas Distribution has approximately 18 Bcf committed under contracts with specific reserves, 31 Bcf in working gas in storage and 50 Bcf committed under gas supply contracts not related to specific reserves or fields. In 2002, TXU Gas Distribution's natural gas requirements were purchased from approximately 93 independent producers, marketers and pipeline companies.

      TXU Gas Distribution manages its storage working gas inventory and storage deliverability along with other purchased gas to meet its peak-day requirements. TXU Gas Distribution utilizes the services of five natural gas storage fields owned by TXU Lone Star Pipeline, all of which are located in Texas. These fields have an optimal working gas capacity of more than 39 Bcf and a storage withdrawal deliverability of up to 1.2 Bcf per day.

      TXU Gas Distribution buys natural gas under long-term and short-term intrastate contracts, many of which require minimum purchases of gas. The estimated natural gas demand, which assumes normal weather conditions, significantly exceeds the minimum purchase obligations of these contracts for the year 2003 and thereafter.

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

Competition - Gas Delivery

      Customer sensitivity to energy prices and the availability of competitively priced natural gas in the unregulated markets continue to cause competition in the electricity generation and industrial user markets. Natural gas faces varying degrees of competition from electricity, coal, natural gas liquids, oil and other refined products throughout TXU Gas Distribution's service territory. Pipeline systems of other companies, both intrastate and interstate, extend into or through the areas in which TXU Gas Distribution's markets are located, creating competition from other sellers of natural gas. As developments in the energy industry point to a continuation of these competitive pressures, TXU Gas Distribution intends to maintain its focus on customer service and the creation of new services for its customers in order to remain its customers' supplier of choice.

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

      TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. During 2002, rate cases were filed in 147 cities. The status of these cases is as follows: settlements were reached with 73 of these cities for annual increases aggregating $9 million; rate cases were withdrawn from 23 cities; and 51 cities declined settlement offers and passed ordinances denying the rate increases. On July 15, 2002, TXU Gas filed an appeal of these cities' actions with the RRC. A settlement was reached for $7.5 million. These settlements adjusted other aspects of the TXU Gas tariffs. The total annual impact of the 2002 rate settlements and associated tariff adjustments is approximately $22 million. In July 2001 and August 2001, TXU Gas filed two cases, a gas cost review and a gas cost reconciliation, covering the period between November 1997 and June 2001, seeking to recover $29 million of under-recovered gas costs. On August 6, 2002, a settlement was approved by the RRC authorizing TXU Gas to recover $18 million of this amount, which has been recovered through a surcharge, while $11 million in under-recovered gas costs remains pending. On August 30, 2002, TXU Gas filed the city gate gas cost reconciliation for the twelve-month period ended June 30, 2002 with the RRC. During this period, TXU Gas over-recovered its gas cost by $24 million, which is being refunded from October 2002 through June 2003. The refund has no material impact on the net income of TXU Gas.

      TXU Gas Distribution sells to industrial customers under standard rate schedules that permit automatic adjustment on a monthly basis for the full amount of increases or decreases in the cost of natural gas. Transportation services to industrial and electricity generation customers are provided under both standard tariffs and competitively negotiated contracts.

Oncor Utility Solutions

      Oncor Utility Solutions (North America) Company and Oncor Utility Solutions (Texas) Company (collectively, "Utility Solutions"), both wholly-owned subsidiaries of TXU Gas, were launched in late 2001 to provide unregulated utility asset management services for cooperatives, and municipally-owned and investor-owned utilities throughout North America. Electric, gas, water and wastewater utilities may choose from Utility Solutions' menu of services ranging from a complete turnkey solution to selected services such as work management, resource management, strategic planning, design, maintenance and construction. Utility Solutions leverages TXU Corp.'s existing economies of scale, asset management processes, technologies and personnel to deliver cost savings and reliability improvements to client network systems.

                                AUSTRALIA SEGMENT

      TXU Australia provides its products and services, primarily in the States of Victoria and South Australia, through its two main operating divisions:
Energy Delivery Business and Energy Business.

Energy Delivery Business

      TXU Australia's Energy Delivery Business engages principally in managing the distribution of electricity to 549,000 connection points in the eastern suburbs of Melbourne and in rural areas in eastern Victoria, and the distribution of natural gas to 466,000 supply points located in the western suburbs of Melbourne and in rural towns in western Victoria.

      TXU Australia manages an electricity network of approximately 26,000 miles of distribution lines over an area of approximately 31,000 square miles, and a gas network of approximately 5,000 miles of pipelines over approximately 800 square miles in its territory.

Energy Business

      TXU Australia's Energy Business involves the managing of retail and wholesale activities in TXU Australia's energy markets, predominantly in Victoria and South Australia.

      Retail Activities -- The business involves selling energy and related services. TXU Australia's customers include industrial, commercial and residential customers in Victoria. Since the introduction of competition to the residential markets in Victoria for electricity in January 2002 and for gas in October 2002, TXU Australia has marketed product options to the residential and business mass-markets focusing on energy plans tailored to suit individual lifestyles and specific business types. Customers are also given a choice to combine the separate electricity and gas bills they receive from TXU Australia into a single bill. TXU Australia has also promoted to the customers an option to supplement their existing electricity supply with electricity generated from renewable sources.

      TXU Australia also sells energy to industrial and commercial customers in South Australia as well as, on a smaller scale, to customers in New South Wales, Queensland and the Australian Capital Territory.

      Electricity and gas sales are seasonal to the extent that annual peaks generally occur in summer months for electricity and in winter months for gas.

      TXU Australia has electricity retail licenses in Victoria, New South Wales, South Australia, Queensland and the Australian Capital Territory, and gas retail licenses in Victoria, New South Wales and South Australia.

      The state of Victoria regulates retail energy prices for incumbent retailers and has granted an average rise of 9% in gas prices for TXU Australia's gas retail customers beginning in 2003. The state has also determined an electricity price decrease of 4% effective April 1, 2003, for TXU Australia's electric retail customers, and has replaced the Special Power Payment (a $A118 million subsidy to all eligible electricity customers in the state of Victoria, introduced at the beginning of 2002) with the Network Tariff Rebate (a $A57 million subsidy to be introduced in April 2003). The combined effect results in an average 3.1% price increase for TXU Australia's electric customers effective April 1, 2003.

      Wholesale Activities -- The wholesale business involves wholesale purchases of energy, generation of electricity, portfolio management, including risk management and certain trading activities, management of capacity requirements and gas processing and storage.

      In the National Electricity Market (NEM) comprising Victoria, New South Wales, South Australia, Australian Capital Territory, Queensland, and Tasmania, generators producing over 30 MW are required to offer all of their electricity output for sale through the wholesale market. Holders of retail electricity licenses are required to participate in and comply with rules established by the wholesale market operators. Each electricity provider is required to purchase most of its electricity needs from NEM. Generation in South Australia is primarily undertaken by a small number of generators. South Australia also imports some of its electricity through interconnectors from Victoria.

      TXU Australia operates a gas-powered generation plant at Torrens Island, South Australia, through a long-term lease. The output from this plant is sold into the NEM. The plant acts as the marginal generator in South Australia during most periods.

      Victoria's current gas supplies are sourced predominantly from Esso/BHPP. Victoria is the only Australian state that has a gas spot market. Each gas retailer in Victoria, including TXU Australia, must specify the injections (volumes and prices) it is willing to make from its supply sources, prior to any spot market trading day. Any imbalance on a spot market trading day between its injections and the demands of its customers with counterparties in the Victorian spot market is automatically settled, based on the volume and price bids submitted prior to that day. South Australia's current gas supplies are sourced from the South Australia Cooper Basin Joint Venture.

      Gas in Australia is sourced primarily through long-term contracts. TXU Australia has entered into long-term gas supply arrangements with gas producers to meet the demands of its customers and of its Torrens Island generation plant. Long-term arrangements are also made to manage pipeline and peak gas delivery capacity for the Australian operations.

      TXU Australia owns and operates an underground gas storage facility near Port Campbell in western Victoria. The facility processes raw gas and stores processed gas. This facility provides TXU Australia with the strategic advantage of having ready access to an alternative supply of natural gas at times of peak demand, and also enables TXU Australia to offer gas processing and storage services to market customers.

      In addition to the purchase and sale of physical products and services, TXU Australia enters into financial contracts and hedging arrangements, within approved risk limits, to manage its energy price risk exposure in various energy markets, and to maintain the optimum capacity and output of its physical assets.

      TXU Australia has an option agreement with AES Ecogen, which owns 966 MW of gas-fired generation that is typically used during peak periods of demand for electricity in Victoria. The agreement provides TXU Australia with the option to enter into contracts with AES Ecogen that require the exchange of cash for the difference between the amounts specified in the agreement and the then current spot price of electricity. TXU Australia also has an agreement to supply gas to AES Ecogen for 20 years. The AES Ecogen power stations were sold to Ecogen Power Pty Ltd. in December 2002. The sale process was completed on February 14, 2003. The sale of the power stations will have no impact on the existing contractual arrangements with TXU Australia.

Competition - Australia

      Retail Activities -- In Victoria and New South Wales, the residential electricity markets have been competitive since January 2002, and the residential gas markets have been competitive in New South Wales since January 2002 and in Victoria since October 2002. The residential energy prices are still regulated and determined by the government bodies of the respective States of Victoria and New South Wales. More particularly, the New South Wales government operates a fund that redistributes excess profits among generators and energy retailers. The fund, in effect, limits the pool price risk for the state's incumbent retailers.

      In Victoria, TXU Australia, being the third largest retailer of energy to the residential market, has been active in marketing to residential customers. As a result, the general level of customer switching has increased across the state, and TXU Australia's customer levels have increased. In New South Wales, the level of customer switching is of a lesser magnitude.

      In South Australia, the residential energy market has been competitive since January 2003. TXU Australia intends to enter this market during 2003, subject to the proper implementation of a market transfer system. TXU Australia has also been successful in acquiring commercial and industrial customers in the competitive South Australia market.

      Wholesale Activities -- With its current asset position, TXU Australia maintains flexibility in the upstream energy market in most major states.

      Upstream gas supply has a limited number of major suppliers in each state of Australia. Therefore, the market price volatility has been relatively low to date. New sources of gas supply are expected in the future with new reserves and pipelines being developed. TXU Australia has a one-third interest in a joint venture to construct a gas pipeline from Port Campbell, Victoria to Adelaide, South Australia.

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

      Essential Services Act 2001 -- This Act establishes the Essential Services Commission (ESC) which assumes the role of the previous regulator, the Office of the Regulator-General (ORG). The ESC came into effect on January 1, 2002. Simultaneously, the ORG Act has been repealed and subsumed by this Act.

      Essential Services Commission Act 2001 -- This Act, established in late 2001, primarily sets out the responsibilities and the power of the ESC. The ESC, being an independent economic regulator, has the responsibility to regulate prescribed essential utility services supplied by the electricity, gas, water, ports, grain handling and rail freight industries. It has the power to issue licenses for the generation, transmission, distribution and retailing of gas and electricity in Victoria and to regulate tariffs.

      National Access Regime

      Gas Industry -- TXU Australia's gas pipelines are subject to the Gas Pipelines Access Law and the National Third Party Access Code for Natural Gas Pipeline System. However, TXU Australia has an existing access arrangement approved by the ESC. TXU Australia's revisions to its access arrangement's terms and conditions, including tariffs for the further five-year period commencing January 1, 2003, were approved on December 2, 2002. The access arrangement provides for distribution services in accordance with the Distribution Code and will charge for these services in accordance with the tariffs set out in the access arrangement.

      Electric Industry -- NEM is a wholesale market for the sale of electricity that is combined with an open access regime for the use of physical electricity networks within the participating states of Australia. The NEM currently operates a wholesale electricity pool into which all electricity output from generators within Victoria, New South Wales and South Australia is centrally pooled and scheduled to meet the electricity demand of those states. Each electricity provider is required to purchase electricity either through a pool or through another provider who has purchased that electricity from a pool.

      TXU Australia is registered as a market customer for the purposes of the market established under the National Electricity Code, and purchases its power requirements from the NEM. It manages its risk of exposure to high prices in this market, however, by entering into hedging arrangements with electricity market generators.

      The distribution tariffs for electricity until December 31, 2005, and for gas until December 31, 2007, were determined by the ESC. According to the determination, the gas distribution tariffs are to increase by 2.2% for 2003. Each subsequent year, the tariffs are to increase by 0.8% plus the Consumer Price Index increase.

                              ENVIRONMENTAL MATTERS
                              ---------------------

US

      TXU Corp. and its US subsidiaries are subject to various federal, state and local regulations dealing with air and water quality and related environmental matters.

      Air -- Under the Texas Clean Air Act, the Texas Commission on Environmental Quality (TCEQ) has jurisdiction over the permissible level of air contaminant emissions from, and permitting requirements for, generating, mining and gas delivery facilities located within the State of Texas. The New Jersey Department of Environmental Protection has jurisdiction over the emissions from TXU Energy's generation facility in New Jersey. In addition, the new source performance standards of the Environmental Protection Agency (EPA) promulgated under the Federal Clean Air Act, as amended (Clean Air Act), which have also been adopted by the TCEQ, are applicable to certain generating units. TXU Energy's generation plants and mining equipment and TXU Gas' facilities operate in compliance with applicable regulations, permits and emission standards promulgated pursuant to these Acts.

      The Clean Air Act includes provisions which, among other things, place limits on the sulfur dioxide (SO2) emissions produced by certain generation plants. In addition to the new source performance standards applicable to SO2, the Clean Air Act requires that fossil-fueled plants have sufficient SO2 emission allowances and meet certain Nitrous Oxide (NOx) emission standards. TXU Energy's generation plants meet the SO2 allowance requirements and NOx emission rates.

      In December 2000, the EPA published a notice that it intends to regulate the emissions of hazardous air pollutants, including mercury, from fossil fuel-fired power plants in the future. Regulations on mercury are expected to be proposed in 2003, issued in 2004 and become effective in 2007. TXU Energy is unable to predict the effects of these regulations. In addition, in 1999, the EPA promulgated National Emissions Standards for Hazardous Air Pollutants that apply to certain TXU Gas facilities. The EPA has also issued rules for controlling regional haze; the impact of these rules is unknown at this time because the TCEQ has not yet implemented the regional haze requirements.

      The Bush Administration will address greenhouse gas emissions through a recently announced greenhouse gas emissions intensity reduction policy. The Bush Administration and EPA have proposed the Clear Skies initiative calling for additional reductions of SO2, NOx, and mercury from electricity generation facilities over a 15-year period. TXU Energy is unable to predict the impact of the Bush Administration proposal or related legislation.

      Major air pollution control provisions of the 1999 Restructuring Legislation require a 50% reduction in NOx emissions from "grandfathered" electric utility generation plants and a 25% reduction in SO2 emissions from "grandfathered" electric utility generation plants by May 1, 2003. The "grandfathered" plants must also obtain permits. This legislation also provides for an "opt-in" of permitted plants as an alternative to achieve the same reductions, and recovery of reasonable environmental improvement costs as stranded costs upon approval by the Commission (see Stranded Cost Resolution within ELECTRIC RESTRUCTURING section above). All permits required by the 1999 Restructuring Legislation have been obtained and TXU Energy has initiated a construction program to install control equipment to achieve the required reductions.

      In 2001, the Texas Clean Air Act was amended to require that "grandfathered" facilities, other than electric utility generation plants apply for permits. TXU Energy, TXU Gas and Oncor anticipate that the permits can be obtained for their "grandfathered" facilities without significant effects on the costs for operating these facilities.

      The TCEQ has also adopted revisions to its State Implementation Plan rules that require an 89% reduction in NOx emissions from electric utility generation plants in the Dallas-Fort Worth ozone non-attainment area and a 51% reduction in NOx emissions from electric utility generation plants in East and Central Texas. The cost of compliance will be reduced due to emission trading provisions in the rules.

      Water -- The TCEQ, the EPA and the RRC have jurisdiction over water discharges (including storm water) from all domestic facilities. TXU Energy's, TXU Gas' and Oncor's facilities are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TXU Energy, TXU Gas and Oncor hold all required waste water discharge permits from the TCEQ and the RRC for facilities in operation and have applied for or obtained necessary permits for facilities under construction. TXU Energy, TXU Gas and Oncor believe they can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to Spill Prevention, Control and Countermeasure Plans for oil-filled electrical equipment and bulk storage facilities for oil will require updating of certain plans and facilities. TXU Gas and Oncor are unable to predict at this time the impact of these changes. Clean Water Act Section 316(b) regulations pertaining to existing water intake structures are being developed by the EPA with publication scheduled for early 2004. TXU Energy is unable to predict at this time the impacts of these regulations.

      Other -- Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TCEQ. TXU Energy possesses all necessary permits for these activities from the TCEQ for its present operations.

      Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act (Texas Act) and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, (RCRA) and the Toxic Substances Control Act (TSCA). The EPA has issued regulations under the RCRA and TSCA, and the TCEQ and the RRC have issued regulations under the Texas Act applicable to TXU Energy, TXU Gas' and Oncor's facilities. TXU Energy has registered solid waste disposal sites and has obtained or applied for such permits as are required by such regulations.

      Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas has agreed to a compact with the States of Maine and Vermont for a disposal facility that would be located in Texas. That compact was ratified by Congress and signed by the President in 1998. The State of Texas had proposed to license a disposal site in Hudspeth County, Texas, but in October 1998 the TCEQ denied that license application. No appeal was taken from the denial of the license application, and that denial is now final. The nature and extent of future efforts by the State of Texas to provide for a disposal site are presently uncertain. TXU Energy intends to continue to ship low-level waste material off-site for as long as an alternative disposal site is available. Should existing off-site disposal become unavailable, the low-level waste material will be stored on-site. TXU Energy's on-site storage capacity is expected to be adequate until other off-site facilities become available.

AUSTRALIA

      TXU Australia is subject to various Australian federal and state environmental regulations, the most significant of which are the Victorian Environmental Protection Act of 1970 and the South Australian Environment Protection Act of 1993. Both Acts regulate, in particular, the discharge of waste into air, land and water, site contamination, the emission of noise and waste management. Both Acts also established their respective state Environmental Protection Authorities (Australia EPA) and grant the Australia EPA a wide range of powers to control and prevent environmental pollution.

      The Torrens Island electricity generation plant in South Australia has a license to carry out activities of environmental significance including the discharge of warm cooling water into the marine environment, subject to certain conditions. The conditions relate to temperature rise limit, temperature monitoring and reporting obligations to the Australia EPA. TXU Australia has complied with its license conditions.

      In Victoria, no licenses or works approvals from the Australia EPA are currently required for activities undertaken by TXU Networks. TXU Gas Storage has a license to carry out activities of environmental significance including discharges to air and water subject to certain conditions. TXU Australia has complied with its license conditions.

      Through past acquisitions, TXU Australia was allocated certain properties that are contaminated. Liabilities totaling $7 million (A$12 million) have been recorded for estimated costs of land reclamation and site restoration at these properties. These costs may change if the extent of contamination is different than testing indicated at the time of initial limited reviews. Under the Acts, the Australia EPA has the power to order TXU Australia to incur such costs to remedy the contamination of land. TXU Australia also recorded a $5 million (A$9 million) liability for land remediation costs for its Torrens Island plant.

Item 3.  LEGAL PROCEEDINGS

      In October, November and December 2002 and January 2003, at least twenty-five lawsuits were filed in or removed to the United States District Court for the Northern District of Texas, and two in the United States District Court for the Eastern District of Texas, against TXU Corp., Erle Nye and Michael
J. McNally. Some of the lawsuits also name former officer David W. Biegler as a defendant; however, based on the alleged class period, Mr. Biegler is inappropriately named as a defendant. The plaintiffs seek to represent classes of certain purchasers of TXU Corp. common and preferred stock during specified class periods ranging from January 31, 2002 to October 11, 2002. No class or classes have been certified. The complaints allege violations of the provisions of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 12 of the Securities Act of 1933, as amended (Securities Act), relating to alleged materially false and misleading statements, including statements in prospectuses related to the offering by TXU Corp. of its equity-linked securities and common stock in May and June 2002. The named individual defendants are current or former officers and/or directors of TXU Corp. While TXU Corp. believes the claims are without merit and intends to vigorously defend these lawsuits, it is unable to estimate any possible loss or predict the outcome of these actions.

      On October 23, 2002, a derivative lawsuit was filed by a purported shareholder on behalf of TXU Corp. in the 116th Judicial District Court of Dallas County, Texas against TXU Corp., Erle Nye, Michael J. McNally, David W. Biegler, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret N. Maxey, J.E. Oesterreicher, Charles R. Perry and Herbert H. Richardson. The plaintiff alleges breach of fiduciary duty, abuse of control, mismanagement, waste of corporate assets, and breach of the duties of loyalty and good faith. The named individual defendants are current or former officers and/or directors of TXU Corp. No amount of damages has been specified. Furthermore, plaintiffs in such suit have failed to make a demand upon the directors as is required by law. Therefore, TXU Corp. is unable to estimate any possible loss or predict the outcome of this action.

      On October 30, 2002, a lawsuit was filed in the 191st Judicial District Court of Dallas County, Texas against TXU Corp. and Erle Nye alleging negligence, negligent misrepresentation, fraud and statutory fraud. On November 12, 2002, the lawsuit was amended and the plaintiffs alleged the same claims on behalf of themselves and a putative class of persons or entities similarly situated. No amount of damages has been specified. TXU Corp. has removed this case to the United States District Court for the Northern District of Texas to have it consolidated with the other cases described above pending in that court. While TXU Corp. believes the claim is without merit and intends to vigorously defend the lawsuit, it is unable to estimate any possible loss or predict the outcome of this action.

      On November 26, 2002, a lawsuit was filed in the United States District Court for the Northern District of Texas against TXU Corp. and the directors of TXU Corp. asserting claims under the Employee Retirement Income Security Act (ERISA) on behalf of a putative class of participants in various employee benefit plans of TXU Corp. The plaintiff seeks to represent a class of participants in such plans during the period between January 31, 2002 and October 11, 2002 based on factual allegations substantially the same as the other cases described above pending in the United States District Court for the Northern District of Texas. The complaint has not yet been served on the defendants and, therefore, the defendants have not yet responded thereto. While TXU Corp. believes the claim is without merit and intends to vigorously defend the lawsuit, it is unable to estimate any possible loss or predict the outcome of this action.

      In November and December 2002, two lawsuits were filed in the 191st and 116th Judicial District Courts of Dallas County, Texas against TXU Corp., Erle Nye, Michael J. McNally, Biggs Porter and the directors of TXU Corp. asserting a claim under Section 11 of the Securities Act on behalf of purchasers of TXU Corp.'s equity linked debt securities issued in June 2002. These cases have been removed from the United States District Court for the Northern District of Texas and transferred to the court with jurisdiction of the consolidated cases described above. The plaintiffs have filed motions to remand the cases to state district court. The defendants intend to file a motion to have these cases consolidated with the other cases described above pending in such court. While TXU Corp. believes the claims are without merit and intends to vigorously defend these lawsuits, it is unable to estimate any possible loss or predict the outcome of these actions.

      On February 28, 2003, a lawsuit was filed in the United States District Court for the Northern District of Texas, Dallas Division, against TXU Corp., the directors of TXU Corp., Peter B. Tinkham, Diane J. Kubin, Robert L. Turpin and other former unidentified members of the TXU Thrift Plan Committee asserting claims under ERISA on behalf of a putative class of participants and beneficiaries of the TXU Thrift Plan. The plaintiff seeks to represent a class of participants in such plan during the period between November 23, 2001 through October 11, 2002. The complaint has not yet been served on the defendants and, therefore, the defendants have not yet responded thereto. While TXU Corp. believes the claim is without merit and intends to vigorously defend the lawsuit, it is unable to estimate any possible loss or predict the outcome of this action.

      General -- In addition to the above, TXU Corp. and its US and Australian subsidiaries are involved in various other legal and administrative proceedings the ultimate resolution of which, in the opinion of each, should not have a material effect upon their financial position, results of operations or cash flows.

     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                         EXECUTIVE OFFICERS OF TXU CORP.


                                         Positions and          Date First Elected
                                       Offices Presently        to Present Offices
                                       Held (Current Term          (Current Term
                                            Expires                   Expires                 Business Experience
   Name of Officer          Age         on May 16, 2003)         on May 16, 2003)            (Preceding Five Years)
----------------------     -------    ---------------------    ----------------------    -------------------------------

Erle Nye                     65         Chairman of the            May 23, 1997          Chairman   of  the  Board  and
                                        Board and Chief                                    Chief   Executive   of   TXU
                                           Executive                                       Corp.,     Oncor    Electric
                                                                                           Delivery,  TXU  Energy,  TXU
                                                                                           Gas and TXU US Holdings.

T. L. Baker                  57          Executive Vice          February 21, 2003       Executive  Vice  President  of
                                           President                                       TXU Corp.  and Vice Chairman
                                                                                           of  Oncor and TXU Gas; prior
                                                                                           thereto,  President of Oncor
                                                                                           and  TXU Gas; prior thereto,
                                                                                           President  of  TXU  Electric
                                                                                           Company;   prior    thereto,
                                                                                           President,  Electric Service
                                                                                           Division  of  TXU   Electric
                                                                                           Company, TXU Gas Distribution
                                                                                           Division of TXU Gas (TXU Gas
                                                                                           Distribution) and TXU SESCO.

Barbara B. Curry             49          Executive Vice         September 14, 2000       Executive  Vice  President  of
                                           President                                       TXU  Corp.;  prior  thereto,
                                                                                           Executive  Vice President of
                                                                                           TXU Business Services.

Brian N. Dickie              47          Executive Vice            May 14, 1999          Executive  Vice  President  of
                                           President                                       TXU Corp.  and  President of
                                                                                           TXU Energy;  prior  thereto,
                                                                                           Executive  Vice President of
                                                                                           TXU Corp.  and  President of
                                                                                           TXU  Energy   Group;   prior
                                                                                           thereto,    President    and
                                                                                           Chief  Operating  Officer of
                                                                                           BoozoAllen    &    Hamilton,
                                                                                           Inc.;     prior     thereto,
                                                                                           President,         Worldwide
                                                                                           Commercial    Business    of
                                                                                           BoozoAllen & Hamilton, Inc.





                     EXECUTIVE OFFICERS OF TXU CORP. (CONT)


                                         Positions and          Date First Elected
                                       Offices Presently        to Present Offices
                                       Held (Current Term          (Current Term
                                            Expires                   Expires                 Business Experience
   Name of Officer          Age         on May 16, 2003)         on May 16, 2003)            (Preceding Five Years)
----------------------     -------    ---------------------    ----------------------    -------------------------------
H. Dan Farell                53          Executive Vice          February 21, 2003       Executive  Vice  President and
                                      President and Chief                                  Chief  Financial  Officer of
                                       Financial Officer                                   TXU Corp.  and  President of
                                                                                           TXU    Gas,     Distribution
                                                                                           Division  of TXU Gas and TXU
                                                                                           Lone  Star  Pipeline;  prior
                                                                                           thereto,     President    of
                                                                                           Distribution   Division   of
                                                                                           TXU  Gas  and  Oncor;  prior
                                                                                           thereto,    Executive   Vice
                                                                                           President  of TXU  Electric,
                                                                                           TXU  Gas   Distribution  and
                                                                                           TXU  SESCO;  prior  thereto,
                                                                                           Chairman  of  the  Board  of
                                                                                           TXU Electricity  Limited and
                                                                                           Managing   Director  of  TXU
                                                                                           Australia.

Michael J. McNally           48          Executive Vice            May 23, 1997          Executive  Vice  President  of
                                           President                                       TXU   Corp.   and   TXU   US
                                                                                           Holdings;   prior   thereto,
                                                                                           Executive   Vice   President
                                                                                           and Chief Financial  Officer
                                                                                           of TXU Corp.

Eric H. Peterson             42          Executive Vice             May 9, 2002          Executive  Vice  President and
                                         President and                                     General   Counsel   of   TXU
                                        General Counsel                                    Corp.;     prior    thereto,
                                                                                           Senior   Vice-President  and
                                                                                           General   Counsel   for  DTE
                                                                                           Energy;    prior    thereto,
                                                                                           partner     at      Worsham,
                                                                                           Forsythe & Wooldridge.



There is no family relationship between any of the above-named Executive
Officers.


                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

        TXU Corp.'s common stock is listed on the New York, Chicago and Pacific stock exchanges (symbol: TXU). The price range of the common stock of TXU Corp., as reported by Bloomberg, and the dividends paid during each of the calendar quarters of 2002 and 2001 were as follows:

                                                        Price Range                         Dividends Paid
                                          -----------------------------------------         --------------
Quarter Ended                                    2002                   2001                2002      2001
-------------                             ------------------     -------------------        ----      ----
                                          High        Low         High         Low
                                          ----        ---         ----         ---
March 31.........................         $55.20      $46.27       $44.13      $34.81       $  .60    $ .60
June 30..........................          57.05       48.81        49.74       39.60          .60      .60
September 30.....................          51.85       33.65        50.00       43.25          .60      .60
December 31......................          40.99       10.10        49.97       43.11          .60      .60
                                                                                             -----    -----
                                                                                             $2.40    $2.40
                                                                                             =====    =====

      On October 12, 2002, TXU Corp. declared a common stock dividend of $0.125 per share, payable on January 2, 2003, which represents an 80% reduction from the previous dividend rate. The decrease was in response to capital market concerns regarding the liquidity of TXU Corp. and its US and Australian subsidiaries. Under Texas law, TXU Corp. may only declare dividends out of surplus, which is statutorily defined as total shareholders' equity less the book value of common stock (stated capital). The write-off of TXU Corp.'s investment in TXU Europe resulted in negative surplus. Texas law permits, subject to the receipt of shareholder approval, the reclassification of stated capital into surplus. TXU Corp. received such shareholder approval of this reclassification in a special meeting of shareholders held February 14, 2003. Accordingly, approximately $8.0 billion will be reclassified from stated capital to additional paid-in capital, resulting in an increase of surplus in the same amount.

       TXU Corp., or its predecessor TEI, have declared common stock dividends payable in cash in each year since TEI's incorporation in 1945. The Board of Directors of TXU Corp., at its February 2003 meeting, declared a quarterly dividend of $0.125 a share, payable April 1, 2003 to shareholders of record on March 7, 2003. Future dividends may vary depending upon TXU Corp.'s profit levels, operating cash flow levels and capital requirements as well as financial and other business conditions existing at the time.

     The number of record holders of the common stock of TXU Corp. as of February 28, 2003 was 68,910.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required hereunder for TXU Corp. is set forth under Statement of Responsibility, Independent Auditors' Report, Statements of Consolidated Income, Statements of Consolidated Comprehensive Income, Statements of Consolidated Cash Flows, Consolidated Balance Sheets, Statements of Consolidated Shareholders' Equity and Notes to Financial Statements included in Appendix A to this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to this item is found under the heading Election of Directors in the definitive proxy statement to be filed by TXU Corp. with the Securities and Exchange Commission on or about April 3, 2003. Additional information with respect to Executive Officers of TXU Corp. is found at the end of Part I.

Item 11.   EXECUTIVE COMPENSATION

      Information with respect to this item is found under the headings Election of Directors and Executive Compensation in the definitive proxy statement to be filed by TXU Corp. with the Securities and Exchange Commission on or about April 3, 2003.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table presents information concerning stock-based compensation plans as of December 31, 2002. (See Note 10 to Financial Statements.)

                                                                                              (c)
                                                                                        Number of shares
                                                                                       remaining available for
                                                (a)                                    future issuance under
                                           Number of shares to        (b)              equity compensation
                                           be issued upon        Weighted-average       plans (excluding
                                            exercise of          exercise price of          securities
                                         outstanding options,   outstanding options,       reflected in
                                          warrants and rights    warrants and rights         column a)
                                          -------------------    -------------------        -----------
Stock compensation plans approved by
   shareholders........................          26,206(1)            $24.55               8,148,341(2)
Stock compensation plans not
   approved by shareholders............               -                   -                   81,935(3)
                                                -------               ------               ---------
        Total..........................          26,206               $24.55               8,230,276
                                                =======               ======               =========

(1) Amount relates exclusively to outstanding stock options assumed by TXU Corp. in connection with its 1997 merger with ENSERCH Corporation (now TXU Gas Company) that were exchanged for options for TXU Corp. common stock (TXU Gas Option Plan).
(2)      Represents shares under the TXU Long-Term Incentive Compensation Plan.
(3) Represents shares under the TXU Australia Employee Share Plan described below.

      TXU Gas Option Plan -- As part of the acquisition of ENSERCH Corporation (now TXU Gas) by TXU Corp., options to purchase shares of ENSERCH Corporation common stock that were granted under the ENSERCH Corporation 1991 Stock Incentive Plan were converted into options to purchase shares of TXU Corp. common stock. All options were granted on or before August 5, 1997, and expire on the tenth anniversary of their grant date. No further options may be granted under this plan. TXU Corp. has reserved for issuance under this plan a sufficient number of shares of common stock for delivery upon exercise of the outstanding options.

      The material features of each TXU Corp. stock-based compensation plan that has not been approved by shareholders are described below.

      TXU Australia Employee Share Plan -- TXU Australia has an Employee Share Plan, introduced in 2001, which is available to Australia-based directors and employees of TXU Australia with at least three months of service at the beginning of each six-month offering period, starting on January 1 and July 1. Employees who elect to participate in this plan enroll and re-enroll for six-month offer periods, and purchase TXU Corp. common stock at a 15% discount of the TXU Corp. stock price, based on the lower of the fair market value on the first business day of the offering period or the fair market value on a nominated date just prior to final contributions for the relevant offering period. Participants may elect between a tax exempt option or a tax deferred option. At the end of each offering period, participants may elect to continue, change their contribution amounts or exit the plan. As of December 31, 2002, participants were eligible to purchase 18,065 shares of TXU Corp. common stock.

      TXU Europe Sharesave Plan -- TXU Europe Limited had a TXU Europe Sharesave Plan, introduced in 1999, which was available to the UK-based directors and employees of TXU Europe Group who devoted more than 25 hours a week to their duties. Employees who participated in this plan entered into a monthly savings contract, for either a three- or five-year period. At the end of that period, a participant may elect within a period of six months to apply the savings accumulated to the purchase of shares of TXU Corp. common stock. Grants of options were made in 2001 and 1999, no grants were made in 2002. The exercise price for both grants was based on a 15% discount of the TXU Corp. stock price on the invitation date in respect of three-year options and the five-year Sharesave Plan exercise price was based on a 20% discount.

      Despite the exiting of the TXU Europe business, participants in the TXU Europe Sharesave Plan have until May 19, 2003 to determine if they will exercise their rights to purchase TXU Corp. common stock at the weighted average price of approximately $23.63 per share. As of December 31, 2002, participants were eligible to purchase 119,256 shares with the proceeds of their savings balance under the TXU Europe Sharesave Plan.

      Summary -- Other information with respect to this item is found under the heading Beneficial Ownership of Common Stock of the Company in the definitive proxy statement to be filed by TXU Corp. with the Securities and Exchange Commission on or about April 3, 2003.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                     PART IV

Item 14.   CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of TXU Corp.'s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect within 90 days of the filing date of this annual report. Based on the evaluation performed, TXU Corp.'s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

      There have been no significant changes in TXU Corp.'s internal controls for its continuing operations or in other factors that could significantly affect these controls subsequent to the evaluation referenced above.




Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                               Page
                                                                                               ----


(a) Documents filed as part of this Report:

        Financial Statements (included in Appendix A to this report):

Selected Financial Data - Consolidated Financial Statistics...........................         A-2
Management's Discussion and Analysis of Financial Condition
       and Results of Operations......................................................         A-3
Statement of Responsibility...........................................................         A-59
Independent Auditors' Report..........................................................         A-60
Statements of Consolidated Income for each of the three years in the
       period ended December 31, 2002.................................................         A-61
Statements of Consolidated Comprehensive Income for each of the
       three years in the period ended December 31, 2002..............................         A-62
Statements of Consolidated Cash Flows for each of the three years in
       the period ended December 31, 2002.............................................         A-63
Consolidated Balance Sheets, December 31, 2002 and 2001...............................         A-64
Statements of Consolidated Shareholders' Equity for each of the three years in
       the period ended December 31, 2002.............................................         A-65
Notes to Financial Statements.........................................................         A-67


        The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K:

   Reports on Form 8-K filed since September 30, 2002, are as follows:

    Date                 Item
    ----                 ----
    October 17, 2002     Item 7. Financial Statements, Pro Forma Financial
                                 Information and Exhibits
    November 5, 2002     Item 2. Disposition of Assets
                         Item 7. Financial Statements, Pro Forma Financial
                                 Information and Exhibits
                         Item 5. Other Events and Regulation FD Disclosure
    November 21, 2002    Item 7. Exhibits
    November 26, 2002    Item 5. Other Events and Regulation FD Disclosure
                         Item 7. Exhibits
    December 17, 2002 Item 5. Other Events and Regulation FD Disclosure February 25, 2003 Item 5. Other Events and Regulation FD Disclosure

(c) Exhibits:

        Included in Appendix B to this report.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, TXU Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      TXU CORP.

Date:  March 11, 2003
                                     By:    /s/       ERLE NYE
                                           -----------------------------------
                                           (Erle Nye, Chairman of the Board and
                                                      Chief  Executive)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU Corp. and in the capacities and on the date indicated.

                       Signature                                  Title                            Date
                       ---------                                  -----                           ------


/s/                         ERLE NYE                            Principal Executive
--------------------------------------------------------
        (Erle Nye, Chairman of the Board and Chief              Officer and Director          March 11, 2003
         Executive)


/s/                     H. DAN FARELL                           Principal Financial Officer   March 11, 2003
--------------------------------------------------------
        (H. Dan Farell, Executive Vice President and Chief
                        Financial Officer)


/s/                BIGGS C. PORTER                              Principal Accounting Officer  March 11, 2003
--------------------------------------------------------
  (Biggs C. Porter, Controller and Principal Accounting Officer)


/s/                DEREK C. BONHAM                              Director                      March 11, 2003
--------------------------------------------------------
                  (Derek C. Bonham)

/s/               J. S. FARRINGTON                              Director                      March 11, 2003
--------------------------------------------------------
                 (J. S. Farrington)

/s/              WILLIAM M. GRIFFIN                             Director                      March 11, 2003
--------------------------------------------------------
                (William M. Griffin)


/s/                KERNEY LADAY                                 Director                      March 11, 2003
--------------------------------------------------------
                   (Kerney Laday)

/s/                JACK E. LITTLE                              Director                       March 11, 2003
--------------------------------------------------------
                  (Jack E. Little)

/s/               MARGARET N. MAXEY                            Director                       March 11, 2003
--------------------------------------------------------
                 (Margaret N. Maxey)


/s/              J. E. OESTERREICHER                           Director                       March 11, 2003
--------------------------------------------------------
                (J. E. Oesterreicher)


/s/               MICHAEL W. RANGER                            Director                       March 11, 2003
--------------------------------------------------------
                 (Michael W. Ranger)


/s/             HERBERT H. RICHARDSON                          Director                       March 11, 2003
-----------------------------------------------------

               (Herbert H. Richardson)



                                    TXU CORP.
                              CERTIFICATION OF CEO


      I, Erle Nye, Chairman of the Board and Chief Executive of TXU Corp., certify that:

1.    I have reviewed this annual report on Form 10-K of TXU Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 11, 2003              /s/ Erle Nye
                           -------------------------------------------------
                           Signature:  Erle Nye
                           Title:  Chairman of the Board and Chief Executive

                                    TXU CORP.
                              CERTIFICATION OF CFO


     I, H. Dan Farell, Executive Vice President and Chief Financial Officer of TXU Corp., certify that:

1.   I have reviewed this annual report on Form 10-K of TXU Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 11, 2003      /s/ H. Dan Farell
                        --------------------------------------------------
                        Signature:  H. Dan Farell
                        Title: Executive Vice President and Chief Financial
                              Officer



                                                                                                  Appendix A


TXU CORP. AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION
December 31, 2002

                                                                                                       Page
                                                                                                       ----

Selected Financial Data - Consolidated Financial Statistics.................................           A-2

Management's Discussion and Analysis of Financial Condition and Results of Operations.......           A-3

Statement of Responsibility.................................................................           A-59

Independent Auditors' Report................................................................           A-60

Financial Statements:

    Statements of Consolidated Income.......................................................           A-61

    Statements of Consolidated Comprehensive Income.........................................           A-62

    Statements of Consolidated Cash Flows...................................................           A-63

    Consolidated Balance Sheets.............................................................           A-64

    Statements of Consolidated Shareholders' Equity.........................................           A-65

    Notes to Financial Statements...........................................................           A-67


                                       TXU CORP. AND SUBSIDIARIES
                                         SELECTED FINANCIAL DATA
                                    CONSOLIDATED FINANCIAL STATISTICS

                                                                                   Year Ended December 31,
                                                                    -------------------------------------------------------
                                                                     2002         2001        2000         1999        1998
                                                                     ----         ----        ----         ----        ----
                                                                              (Millions of US Dollars, except ratios)

Total assets - end of year .................................       $ 30,891     $ 42,318     $ 45,079    $ 40,985    $ 40,701
Property, plant & equipment - net - end of year ............       $ 19,642     $ 19,419     $ 19,148    $ 19,246    $ 18,439
  Capital expenditures .....................................            996        1,248        1,038       1,008         827
Capitalization - end of year
  Equity-linked debt securities ............................       $  1,440     $  1,350     $    700    $    700    $    700
  Exchangeable subordinated notes ..........................            750         --           --          --          --
  All other long-term debt, less amounts due currently .....          9,510        9,576        7,890       8,619       8,934
  Mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated
   debentures of the obligated company (trust securities):
     TXU Corp. obligated ...................................            368          368          368         368         223
     Subsidiary obligated ..................................            147          147          976         971         969
  Preferred stock of subsidiaries:
     Not subject to mandatory redemption ...................            190          190          190         190         190
     Subject to mandatory redemption .......................             21           21           21          21          21
  Common stock repurchasable under equity forward contracts              --           --          190          --          --
  Preference stock .........................................            300          300          300          --          --
  Common stock equity ......................................          4,766        7,656        7,476       8,334       8,246
                                                                   --------     --------     --------    --------    --------
       Total ...............................................       $ 17,492     $ 19,608     $ 18,111    $ 19,203    $ 19,283
                                                                   ========     ========     ========    ========    ========
Capitalization ratios - end of year
  Equity-linked debt securities ............................           8.2%         6.9%         3.9%        3.6%        3.6%
  Exchangeable subordinated notes ..........................           4.3           --           --          --          --
  All other long-term debt, less amounts due currently .....          54.4         48.8         43.6        44.9        46.3
  Trust securities .........................................           2.9          2.6          7.4         7.0         6.2
  Preferred stock of subsidiaries ..........................           1.2          1.1          1.2         1.1         1.1
  Common stock repurchasable under equity forward contracts            --            --          1.0          --          --
  Preference stock .........................................           1.7          1.5          1.7          --          --
  Common stock equity ......................................          27.3         39.1         41.2        43.4        42.8
                                                                  --------     --------     --------    --------    --------
      Total ................................................         100.0%       100.0%       100.0%      100.0%      100.0%
                                                                  ========     ========     ========    ========    ========
Embedded interest cost on long-term debt - end of year (d) .           6.9%         6.2%         7.5%        6.9%        7.8%
Embedded distribution cost on trust securities - end of year           7.8%         7.8%         9.8%        8.1%        8.0%
Embedded dividend cost on preferred stock of subsidiaries -
  end of year (b) ..........................................           6.5%         6.5%         7.0%        7.0%        9.4%
Revenues ...................................................      $ 10,034     $ 10,049     $  9,647    $  8,059    $  7,992
Income from continuing operations (a) ......................      $    175     $    639     $    666    $    686    $    600
Income (loss) from discontinued operations .................      $ (4,210)    $    192     $    250    $    299    $    140
Extraordinary loss net of tax ..............................      $   (175)    $   (154)    $     --    $     --    $     --
Preference stock dividends .................................      $     22     $     22     $     12    $     --    $     --
Net income (loss) available for common stock ...............      $ (4,232)    $    655     $    904    $    985    $    740
Dividends declared on common stock .........................      $    533     $    625     $    625    $    647    $    597
Common stock data
 Shares outstanding - average (millions) ...................           278          259          264         279         265
 Shares outstanding - end of year (millions) ...............           322          265          258         276         282
Basic and diluted earnings per share:
 Income from continuing operations before extraordinary loss      $   0.55     $   2.38     $   2.48    $   2.46    $   2.26
 Income (loss) from discontinued operations ................      $ (15.15)    $   0.74     $   0.95    $   1.07    $   0.53
 Extraordinary loss, net of tax ............................      $  (0.63)    $  (0.60)    $     --    $     --    $     --
 Net income (loss) available for common stock ..............      $ (15.23)    $   2.52     $   3.43    $   3.53    $   2.79
Dividends declared per share ...............................      $  1.925     $  2.400     $   2.40    $  2.325    $  2.225
Book value per share - end of year .........................      $  14.80     $  28.88     $  28.97    $  30.15    $  29.21
Return average common stock equity (c) .....................           2.8%        8.4%         8.4%        8.3%        8.0%

(a) See Results of Operations in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(b) Includes the unamortized balance of the loss on reacquired preferred stock and associated amortization. The embedded dividend cost excluding the effects of the loss on reacquired preferred stock is 6.0% for 2002, 6.0% for 2001, 6.2% for 2000, 6.2% for 1999, and 5.9% for 1998.
(c) Based on results from continuing operations.
(d) Represents the annual interest and amortization of any discounts, premiums, issuance costs and any deferred gains/losses on reacquisitions divided by the carrying value of the debt plus the unamortized balance of any discounts, premiums, issuance costs and gains/losses on reacquisitions at the end of the year.

    Certain previously reported financial statistics have been reclassified to conform to current classifications. Prior year periods have been restated to reflect Europe operations as discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

      Use of the term "TXU Corp.," unless otherwise noted, refers to TXU Corp., a holding company, and/or its consolidated subsidiaries.

      TXU Corp. is an energy company that engages in power production (electricity generation), wholesale energy sales, retail energy sales and related services, portfolio management, including risk management and certain trading activities, energy delivery and, through a joint venture, telecommunications services.

      The consolidated financial statements and related discussion of results of operations of TXU Corp. have been restated to reflect the operations of TXU Europe Limited (TXU Europe) as discontinued operations (see Note 3 to Financial Statements for information about discontinued operations).

      Concurrent with TXU Corp.'s reorganization as of January 1, 2002, TXU Corp. realigned its operations into three reportable segments: North America Energy, North America Energy Delivery and International Energy. With the exiting of the Europe operations, the International Energy segment has been renamed and consists solely of operations in Australia. (See Note 17 to Financial Statements for further information concerning reportable business segments.)

      The following exchange rates have been used to convert foreign currency denominated amounts into United States (US) dollars, unless they were determined using exchange rates on the date of a specific event:

                                                                                    Income Statement
                                          Balance Sheet                            (average for year
                                         (at December 31,)                         ended December  31,)
                                        --------------------                ------------------------------
                                         2002           2001                2002         2001         2000
                                         ----           ----                ----         ----         ----

Australian dollars (A$) ..........     $0.5650       $0.5115              $0.5441        $0.5182    $0.5824

CRITICAL ACCOUNTING POLICIES

      All dollar amounts in Management's Discussion and Analysis of Financial Condition and Results of Operations and the tables therein, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

      TXU Corp.'s significant accounting policies are detailed in Note 2 to Financial Statements. TXU Corp. follows accounting principles generally accepted in the United States of America. In applying these accounting policies in the preparation of TXU Corp.'s consolidated financial statements, management is required to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and revenue and expense during the periods covered. The following is a summary of certain critical accounting policies of TXU Corp. that are impacted by judgments and uncertainties and for which different amounts might be reported under a different set of conditions or using different assumptions.

      Financial Instruments and Mark-to-Market Accounting -- TXU Corp. enters into financial instruments, including options, swaps, futures, forwards and other contractual commitments primarily to manage market risks related to changes in commodity prices, including costs of fuel for generation of power, as well as changes in interest rates and foreign currency exchange rates. These financial instruments are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and, prior to October 26, 2002, Emerging Issues Task Force (EITF) Issue No. 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The majority of financial instruments entered into by TXU Corp. are derivatives as defined in SFAS No. 133.

      SFAS No. 133 requires the recognition of derivatives in the balance sheet, the measurement of those instruments at fair value and the recognition in earnings of changes in the fair value of derivatives. This recognition is referred to as "mark-to-market" accounting. SFAS No. 133 provides exceptions to this accounting if (a) the derivative is deemed to represent a transaction in the normal course of purchasing from a supplier and selling to a customer, or
(b) the derivative is deemed to be a cash flow or fair value hedge. In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset in other comprehensive income. Any hedge ineffectiveness is recorded in earnings. Amounts are reclassified from other comprehensive income to earnings as the underlying transactions occur and realized gains and losses are recognized in earnings.

      TXU Corp. documents designated commodity, debt-related and other hedging relationships, including the strategy and objectives for entering into such hedge transactions and the related specific firm commitments or forecasted transactions. TXU Corp. applies hedge accounting in accordance with SFAS No. 133 for these non-trading transactions, providing the underlying transactions remain probable of occurring. Effectiveness is assessed based on changes in cash flows of the hedges as compared to changes in cash flows of the hedged items.

      Pursuant to SFAS No. 133, the normal purchase or sale exception and the cash flow hedge designation are elections that can be made by management if certain strict criteria are met and documented. As these elections can reduce the volatility in earnings resulting from fluctuations in fair value, results of operations could be materially affected by such elections.

      Financial instruments entered into in connection with indebtedness to manage interest rate and foreign currency exchange rate risks are generally accounted for as cash flow hedges in accordance with SFAS No. 133.

      EITF Issue No. 98-10 required mark-to-market accounting for energy-related contracts, whether or not derivatives under SFAS No. 133, that were deemed to be entered into for trading purposes as defined by that rule. The majority of commodity contracts and energy-related financial instruments entered into by TXU Corp. to manage commodity price risk represented trading activities as defined by EITF Issue No. 98-10 and were therefore marked-to-market. On October 25, 2002, the EITF rescinded EITF Issue No. 98-10. Pursuant to this rescission, only financial instruments that are derivatives under SFAS No. 133 will be subject to mark-to-market accounting. See discussion below under "Changes in Accounting Standards."

      In June 2002, in connection with the EITF's consensus on Issue No. 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," additional guidance on recognizing gains and losses at the inception of a trading contract was provided. In November 2002, this guidance was extended to all derivatives. If the commercial and industrial (C&I) retail contracts that TXU Corp. enters into do not meet the requirements of the revised guidance, then income from such contracts will be recognized on a settlement basis. See discussion below under "Commodity Contracts and Mark-to-Market Activities."

      The majority of financial instruments entered into by TXU Corp. for the purpose of managing risk or optimizing margins in meeting the energy demands of customers are derivatives and will continue to be subject to SFAS No. 133.

      Mark-to-market accounting recognizes changes in the value of financial instruments as reflected by market price fluctuations. In the energy market, the availability of quoted market prices is dependent on the type of commodity (e.g., natural gas, electricity, etc.), time period specified and location of delivery. In computing the mark-to-market valuations, each market segment is split into liquid and illiquid periods. The liquid period varies by region and commodity. Generally, the liquid period is supported by broker quotes and frequent trading activity. In illiquid periods, little or no market information may exist, and the fair value is estimated through market modeling techniques.

      For those periods where quoted market prices are not available, forward price curves are developed based on the available information or through the use of industry accepted modeling techniques and practices based on market fundamentals (e.g., supply/demand, replacement cost, etc.). As a matter of policy, however, TXU Corp. generally does not recognize any income or loss from the illiquid periods.

      Revenue Recognition -- TXU Corp. generally records revenue for retail and wholesale energy sales under the accrual method, with the exception of certain large C&I retail contracts that are derivatives as defined in SFAS No. 133 and have therefore been marked-to-market. Retail electric and gas revenues are recognized when the commodity is provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value of the commodity consumed from the meter reading date to the end of the period. The unbilled revenue is estimated at the end of the period based on estimated daily consumption after the meter read date to the end of the period. Estimated daily consumption is derived using historical customer profiles adjusted for weather and other measurable factors affecting consumption. Electricity transmission and distribution (T&D) revenues are recognized when delivery services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the delivery fee value of electricity provided from the meter reading date to the end of the period.

      As a result of the opening of the Texas market to competition and related changes in systems and processes within the Electric Reliability Council of Texas (ERCOT), adjustments are recorded for accounts receivable from or payable to ERCOT related to system balancing and are recorded net in revenues. Such balances reflect estimates of volumetric data and are subject to adjustment as data is reconciled and final settlements are determined. Net accounts receivable from ERCOT totaled approximately $40 million at December 31, 2002, covering periods that date back to 2001.

      Revenues reflect unrealized gains and losses related to large C&I retail contracts, including unrealized gains recorded upon inception of these contracts, as discussed below under "Commodity Contracts and Mark-to-Market Activities." Results of wholesale portfolio management activities, which represent realized and unrealized gains and losses from transacting in energy-related contracts, are also reported as a component of revenues. As discussed above under "Financial Instruments and Mark-to-Market Accounting," recognition of unrealized gains and losses involves a number of assumptions and estimates that could have a significant effect on reported revenues and earnings.

      The historical financial statements for periods prior to 2002 included adjustments made to revenues for over/under recovered fuel costs. To the extent fuel costs incurred exceeded regulated fuel factor amounts included in customer billings, TXU Corp. recorded revenues on the basis of its ability and intent to obtain regulatory approval for rate surcharges on future customer billings to recover such amounts. Conversely, to the extent fuel costs incurred were less than amounts included in customer billings, revenues were reduced. Following deregulation of the Texas market on January 1, 2002, any changes to the fuel factor component of regulatory rate amounts are applied prospectively.

      Accounting for Contingencies -- The financial results of TXU Corp. may be affected by judgments and estimates related to loss contingencies. Accruals for loss contingencies are recorded when management determines that it is probable that an asset has been impaired or a liability has been incurred and that such economic loss can be reasonably estimated. Such determinations are subject to interpretations of current facts and circumstances, forecasts of future events and estimates of the financial impacts of such events.

      A significant contingency that TXU Corp. accounts for is the loss associated with uncollectible trade accounts receivable. The determination of such bad debts expense is based on factors such as historical write-off experience, agings of current accounts receivable balances, changes in operating practices, regulatory rulings, general economic conditions and customers' behaviors. With the opening of the Texas electricity market to competition, many historical measures used to estimate bad debt experience may be less reliable. The changing environment, including effects of provider of last resort (POLR) rules (as discussed below under "Regulation and Rates"), billing delays due to new procedures within ERCOT and changes in systems and processes, and customer churn due to competitor actions has added a level of complexity to the estimation process. In 2002, TXU Corp. recorded bad debt expense of $171 million.

      In connection with the opening of the Texas market to competition, the Texas Legislature established a retail clawback provision intended to incent affiliated retail electric providers (REPs) of utilities to actively compete for customers outside their historical service territories. As discussed in Note 15 to Financial Statements, a retail clawback liability arises if TXU Energy Company LLC (TXU Energy) retains more than 60% of TXU US Holdings Company's (US Holdings) former residential and small business customers after the first two years of competition. The amount of the liability is based on the number of such customers as of January 1, 2004 less the number of new customers from outside the historical service territory multiplied by $90. In 2002, TXU Energy recorded a retail clawback accrual of $185 million ($120 million after-tax) reported in cost of energy sold and delivery fees in the statement of income. Over a two-year period beginning January 1, 2004, the liability would be paid to Oncor Electric Delivery Company (Oncor), which in turn would pass the credit to REPs, including TXU Energy, through reduced electricity delivery rates. The accrual reflects assumptions and estimates regarding the number of customers expected in and out of territory. The accrual is subject to further adjustment as the actual measurement date approaches.

      Additionally, as a result of the impairments of long-lived assets and goodwill recorded by the telecommunications joint venture (see discussion below under "Impairment of Long-Lived Assets" and "Goodwill and Intangible Assets"), TXU Corp. evaluated its potential obligations related to the partnership arrangement. TXU Corp. determined that it was probable, in light of the decline in value of the business, that an economic loss had occurred, and accordingly recorded a charge of $150 million (without tax benefit) in 2002, reported in other deductions in the statement of income.

      Impairment of Long-Lived Assets -- TXU Corp. evaluates long-lived assets for impairment whenever indications of impairment exist, in accordance with the requirement of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." One of those indications is a current expectation that "more likely than not" a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The determination of the existence of this and other indications of impairment involves judgments that are subjective in nature and in some cases requires the use of estimates in forecasting future results and cash flows related to an asset or group of assets. Further, the unique nature of TXU Corp.'s property, plant and equipment, which includes a fleet of generation assets using different fuels and individual plants that have varying utilization rates, requires the use of significant judgments in determining the existence of impairment indications and grouping assets for impairment testing.

      In 2002, TXU Corp. recorded an impairment charge of $237 million ($154 million after-tax) for the writedown of two generation plant construction projects as a result of current wholesale electricity market conditions and reduced planned developmental capital spending. Fair value was determined based on current appraisals of property and equipment. The charge is reported in other deductions in the statement of income. As the writedown is based on current estimates, the remaining carrying value of the projects of $113 million is subject to further adjustment should estimates of recoverable value change.

      Additionally, in 2002 TXU Corp.'s telecommunication joint venture recognized writedowns related to long-lived assets, of which TXU Corp. recognized its share, $28 million ($18 million after-tax). The writedowns reflected estimated net realizable values of assets in the competitive local exchange carrier and fiber-optic transport operations held for sale. The charge is reported in other deductions in the statement of income. See discussion below under "Investments in Unconsolidated Entities."

      Goodwill and Intangible Assets -- TXU Corp. evaluates goodwill for impairment at least annually in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." TXU Corp. has performed impairment tests for reporting units reflected in results from continuing operations, and no goodwill impairment charges were recorded. In 2002, TXU Corp.'s telecommunications joint venture recorded a goodwill impairment charge, of which TXU Corp. recognized its share, $9 million ($6 million after-tax). The charge is reported in other deductions in the statement of income. See discussion below under "Investments in Unconsolidated Entities."

      TXU Corp. primarily uses discounted cash flow analyses to test for goodwill impairment. Such analyses require a significant number of estimates and assumptions regarding future earnings, working capital requirements, capital expenditures, discount rate, terminal year growth factor and other modeling factors.

      Depreciation -- The depreciable lives of power generation plants are based on management's estimates/determinations of the plants' economically useful lives. To the extent that the actual lives differ from these estimates there would be an impact on the amount of depreciation charged to the financial statements.

      Regulatory Assets and Liabilities -- The financial statements of TXU Corp.'s regulated businesses, primarily its US electricity T&D (Oncor) and its US gas distribution operations (TXU Gas), reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS No. 71, "Accounting for the Effect of Certain Types of Regulation." As a result of the 1999 Restructuring Legislation, (see Note 15 to Financial Statements for further description), the US electricity generation portion of TXU Corp.'s business no longer meets the criteria to apply regulatory accounting principles. Accordingly, application of SFAS No. 71 to the generation portion of TXU Corp.'s business was discontinued as of June 30, 1999. Oncor's operations continue to meet the criteria for recognition of regulatory assets and liabilities. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See discussion in Note 18 to Financial Statements under "Regulatory Assets and Liabilities.")

      In 2002, TXU Corp. recorded an extraordinary loss of $134 million (net of income tax benefit of $72 million) principally to write down the regulatory asset related to securitization bonds to be issued in accordance with TXU Corp.'s settlement plan with the Public Utility Commission of Texas (Commission) as described in Note 15 to Financial Statements. The carrying value of the regulatory asset is intended to represent the amount of future cash flows related to the bonds to be recovered from REPs through increased electricity delivery rates; the determination of such amount is based on estimates. The writedown, which was taken as a result of the final approval of the settlement plan, reflects the impact of lower interest rates. As actual interest rates on the bonds may differ from current estimates, the regulatory asset carrying value, which was $1.7 billion at December 31, 2002, is subject to further adjustment.

      Defined Benefit Pension Plans and Other Postretirement Benefit Plans -- TXU Corp. offers pension benefits through various defined benefit pension plans and also offers certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from TXU Corp. Reported costs of providing non-contributory defined pension benefits and other postretirement benefits (see Note 12 to Financial Statements for information regarding retirement plans and other postretirement benefits) are dependent upon numerous factors, assumptions and estimates.

      For example, these costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to the plan and earnings on plan assets. TXU Corp.'s pension plan assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plan may also impact current and future pension costs. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.

      In accordance with SFAS No. 87, "Employers' Accounting for Pensions," changes in pension obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. TXU Corp. recorded noncash expense of $8 million related to pensions in 2002 and noncash income of $11 million in 2001, in accordance with the provisions of SFAS No. 87.

      As of December 31, 2002, key assumptions of the US pension plans and other postretirement benefit plans were revised, including decreasing the expected return on plan assets from 9% to 8.5% and decreasing the assumed discount rate in 2002 from 7.5% to 6.75%. In selecting assumed discount rates, TXU Corp. considered fixed income security yield rates for AA rated portfolios as reported by Moody's. In selecting an assumed rate of return on plan assets, TXU Corp. considered past performance and economic forecasts for the types of investments held by the plan. The market value of TXU Corp.'s US plan assets has been affected by sharp declines in equity markets since the first quarter of 2000. Plan asset values have declined $151 million and $49 million in 2002 and 2001, respectively. Reported pension costs for US plans are expected to increase in 2003 by approximately $18 million as the result of these changed assumptions. The projected benefit obligation has increased by $165 million as a result of the change in the discount rate. Further, based on the current assumptions and available information, in 2003 funding requirements related to the US plans are expected to increase approximately $7 million and pension expense is expected to increase, as a result of such changed assumptions and other factors, a total of approximately $40 million over 2002 amounts. Pension cost and cash funding requirements could increase in future years.

      As a result of its plan asset return experience, at December 31, 2002, TXU Corp. was required to recognize an additional minimum liability as prescribed by SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 132, "Employers' Disclosures about Pensions and Postretirement Benefits." The liability, which totaled $128 million ($83 million after-tax), was recorded as a reduction to shareholders' equity through a charge to Other Comprehensive Income, and did not affect net income for 2002. The charge to Other Comprehensive Income will be reversed in future periods to the extent the fair value of trust assets exceeds the accumulated benefit obligation.

RESULTS OF OPERATIONS

OVERVIEW

      The results of operations and the related management's discussion of those results for all periods presented have been restated to reflect the discontinuance of TXU Corp.'s operations in Europe, the change in reporting segments effective January 1, 2002, the change in format of the statements of consolidated income and the impact of EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," as discussed below. (See Note 2 to Financial Statements for description of new line items.)

      Changes in Accounting Standards -- In June 2002, the EITF reached a consensus on certain aspects of EITF Issue No. 02-3 regarding the presentation of trading activities in the statement of income. The new rules were effective on July 1, 2002, and required that all trading contracts (as defined by EITF Issue No. 98-10), whether or not physically settled, be recorded net upon settlement, rather than gross as a sale and cost of sale. TXU Corp. has historically recorded financial contracts net, but has recorded those contracts that provide for physical delivery gross upon settlement. Prior period amounts have been reclassified to conform to this new reporting requirement. Transactions affected by the new reporting requirements represent contracts that provided for physical delivery but were settled financially without delivery, as well as contracts physically settled but classified as trading activities. The new reporting requirements had no impact on TXU Corp.'s gross margin, net income or cash provided by operating activities.

      The table below summarizes the impact on TXU Corp.'s operating revenues and costs of energy sold and delivery fees for prior years of the new reporting rules under EITF Issue No. 02-3 and the discontinuance of TXU Europe operations.

                                                                              Year Ended December 31,
                                                                              ----------------------
                                                                                2001        2000
                                                                                ----        ----

Operating revenues as previously reported........................              $27,927   $22,009
Historical Europe discontinued operations .......................              (12,719)   (7,044)
Cost of energy sold and delivery fees netted with revenues.......               (5,159)   (5,318)
                                                                               -------    ------
Operating revenues after reclassification........................              $10,049   $ 9,647
                                                                               =======   =======


Cost of energy sold and delivery fees as previously reported.....             $19,793    $14,451
Historical Europe discontinued operations .......................             (10,402)    (4,927)
Cost of energy sold and delivery fees netted with revenues ......              (5,159)    (5,318)
                                                                               ------    -------
Cost of energy sold and delivery fees after reclassification.....             $ 4,232    $ 4,206
                                                                               ======    =======

      On October 25, 2002, the EITF rescinded EITF Issue No. 98-10, which required mark-to-market accounting for all trading activities. Pursuant to this rescission, only financial instruments that are derivatives under SFAS No. 133 will be subject to mark-to-market accounting. Financial instruments that may not be derivatives under SFAS No. 133, but were marked-to-market under EITF Issue No. 98-10, consist primarily of gas transportation and storage agreements, power tolling, full requirements and capacity contracts. This new accounting rule was effective for new contracts entered into after October 25, 2002. Non-derivative contracts entered into prior to October 26, 2002, continued to be accounted for at fair value through December 31, 2002; however, effective January 1, 2003, such contracts were required to be accounted for on a settlement basis. Accordingly, a charge of approximately $100 million ($65 million after-tax) is expected to be reported as a cumulative effect of an accounting change in the first quarter of 2003. The expected cumulative effect adjustment represents net gains previously recognized for these contracts under mark-to-market accounting.

      See Note 2 to Financial Statements for discussion of other changes in accounting standards.

2002 compared to 2001

      Reference is made to comparisons of results by business segment presented below.

      TXU Corp.'s operating revenues were essentially even at $10.0 billion in both years. Revenues in the North America Energy Delivery segment fell by $569 million or 16%, reflecting declines in both the electricity and gas delivery businesses of $320 million and $249 million, respectively. The electricity delivery decline was due primarily to allocations of business activity in unbundling the former electric utility business (as required by the opening of the Texas market to competition). Certain revenues allocated to electric delivery operations in 2001 are reflected in the North America Energy segment's revenues in 2002, reflecting changes in responsibility for activities associated with the revenues. The decline in gas delivery revenue reflected lower gas prices. Revenues in the North America Energy segment increased by $280 million, or 4%, due primarily to significantly higher wholesale sales volumes and the effects of unbundling allocations, partially offset by the effect of a 9% decline in retail electric sales volumes, reflecting the opening of the Texas market to competition. Operating revenues rose $160 million in the Australia segment reflecting increased retail C&I sales volumes, higher pricing and the effect of changes in foreign currency translation rates.



Gross Margin

                                                                            Year Ended December 31,
                                                             -----------------------------------------------------
                                                                               % of                       % of
                                                                   2002       Revenue          2001      Revenue
                                                                   ----       -------          ----      -------
Operating revenues.....................................          $10,034         100%        $ 10,049       100%
Cost and expenses:
     Cost of energy sold and delivery fees.............            4,198          42%           4,232        42%
     Operating costs...................................            1,660          16%           1,532        15%
     Depreciation and amortization related to operating
         assets........................................              780           8%             749         8%
                                                                 -------       -----         --------    ------
Gross margin...........................................          $ 3,396          34%        $  3,536        35%
                                                                 =======       =====         ========    ======

      Gross margin decreased $140 million, or 4%, to $3.4 billion in 2002. This decline was driven by the effect of lower US retail electric volumes, a $185 million ($120 million after-tax) accrual for regulatory-related retail clawback (see discussion above under "Accounting for Contingencies") and higher operating costs, partially offset by the effect of lower average electricity costs and increased wholesale electric sales in the US. Mark-to-market accounting for commodity contracts reduced revenues and gross margin by $67 million in 2002 (as compared to accounting on a settlement basis), and increased results by $319 million in 2001. (See discussion below under "Commodity Contracts and Mark-to-Market Activities.")

      Selling, general and administrative (SG&A) expense increased $260 million, or 26%, to $1.3 billion in 2002. The increase was driven by higher staffing and other administrative expenses associated with expanded retail sales and wholesale portfolio management operations, as well as higher bad debt expense, all due largely to the opening of the Texas electricity market to competition. With the completion of the transition to competition in Texas, the industry-wide decline in portfolio management activities, the exit of the business in Europe and the expected deferral of deregulation of energy markets in other states, TXU Corp. initiated several cost savings actions in 2002 that are expected to continue in 2003. Such actions resulted in $31 million ($21 million after-tax) in severance charges in 2002, which contributed to the increase in SG&A expense. In addition, new POLR rules established by the Commission are expected to result in reduced bad debt expense. (See discussion in Note 15 to Financial Statements under "Provider of Last Resort"). With the anticipated lower staffing and related administrative expenses and reduced bad debts expense, SG&A expenses are expected to decline in 2003.

      Franchise and revenue-based taxes decreased $51 million, or 10%, to $479 million in 2002. This decline was due to the effect of lower US retail revenues on which state and local gross receipts taxes are assessed.

      Other income increased $5 million to $56 million in 2002. The 2002 period includes $35 million of gains on disposition of property. The 2001 period includes $18 million from a settlement of a gas purchase contract, $9 million of gains on disposition of property and $4 million of earnings from investments in unconsolidated subsidiaries.

      Other deductions increased $329 million to $514 million in 2002. The 2002 period includes a $237 million ($154 million after-tax) writedown of an investment in generation plant construction projects (see discussion above under "Impairment of Long-Lived Assets") and $187 million ($174 million after-tax) in charges related to the Pinnacle One Partners, L.P. (Pinnacle) telecommunications joint venture. These charges include $37 million for TXU Corp.'s share of the joint venture's impairments of long-lived assets and goodwill. TXU Corp. also recorded a $150 million charge related to its investment in Pinnacle (see discussion above under "Accounting for Contingencies"). Other deductions in 2002 also included $67 million in ongoing equity losses from the joint venture. The 2001 period includes a recoverable charge of $73 million related to the regulatory restructuring of the Texas electricity market, a $22 million nonrecoverable regulatory asset write-off pursuant to a regulatory order and losses on sales of properties of $12 million. The 2001 period also includes $53 million in equity losses from the Pinnacle joint venture. In accordance with the Pinnacle agreement and in consideration of cumulative losses of the joint venture since its formation, in 2002 TXU Corp. began to absorb 100%, rather than its 50% share, of losses of the venture, which accounts for the $14 million increase in ongoing equity losses in 2002.

      Interest income declined $52 million, or 62%, to $32 million in 2002, due largely to the recovery of under-collected fuel revenue on which interest income had been accrued under regulation in Texas in 2001.

      Interest expense and other charges decreased $81 million, or 8%, to $884 million in 2002, reflecting a $100 million decrease due to lower interest rates, an $11 million increase due to higher debt levels and an $8 million increase due to lower capitalized interest.

      Goodwill amortization of $43 million in 2001 ceased in 2002, reflecting the discontinuance of goodwill amortization pursuant to the adoption of SFAS No. 142.

      The effective income tax rate on income from continuing operations before extraordinary loss was 34.9% in 2002 compared to 29.9% in 2001. The increase reflected the absence of tax benefit on a portion of the charge related to the Pinnacle joint venture, partially offset by the effect of comparable (to 2001) tax benefit amounts of depletion allowances and amortization of investment tax credits on a lower income base in 2002. (See Note 11 to Financial Statements for an analysis of the effective tax rate.)

      Income from continuing operations before extraordinary loss decreased $464 million, or 73%, to $175 million in 2002. This performance reflected a decline of $391 million in the North America Energy segment, reflecting the writedown of generation projects of $154 million after-tax, the accrual of regulatory-related retail clawback of $120 million after-tax and the severance charges of $21 million after-tax. Corporate and other activities declined by $155 million, reflecting charges of $174 million after-tax related to the decline in value of the telecommunications joint venture. These declines were partially offset by growth of $55 million in the Australia segment and $27 million in the North American Energy Delivery segment. These performances are discussed below. Net pension and postretirement benefit costs reduced net income by $60 million in 2002 and $37 million in 2001.

      Earnings per share available to common shareholders from continuing operations before extraordinary loss decreased $1.83, or 77%, to $0.55 per share in 2002. Of this decline, $0.04 per share is due to a 7% increase in average shares outstanding. As discussed above, net income performance in 2002 benefited from the absence of goodwill amortization ($43 million, or $0.16 per share, in 2001).

      Discontinued operations reflected the exit and the write-off of the investment in the Europe operations. (See Note 3 to Financial Statements for more information concerning the write-off.) The $4.2 billion expense ($15.15 per share) includes the write-off of the investment of $3.9 billion, without tax benefit, as well as certain related tax charges and exit costs. Also included is a charge of $15 million (net of income tax benefit of $8 million) to write-down the investment in TXU Corp.'s Mexico operations discontinued in the third quarter of 2002.

      Extraordinary loss in 2002 includes a $134 million (net of income tax benefit of $72 million) regulatory-related charge, principally to write down regulatory assets related to securitization bonds to be issued in the future in accordance with the regulatory settlement plan (See discussion in Note 4 to Financial Statements under "Loss on Settlement"), and a $41 million (net of income tax benefit of $22 million) loss on the early extinguishment of debt. The regulatory asset writedown reflects the difference between the carrying value of the assets and the cash flows associated with the securitization bonds expected to be recovered through electricity delivery rates. This difference reflects the decline in anticipated interest rates on the bonds. The extraordinary loss in 2001 of $154 million (net of income tax benefit of $115 million) consisted of $97 million (net of $52 million income tax benefit) of charges related to the early extinguishment of debt under the debt restructuring and refinancing plan pursuant to the requirements of the 1999 Restructuring Legislation and $57 million (net of $63 million income tax benefit) of net charges related to the settlement with the Commission to resolve all major open issues related to the transition to deregulation. (See Notes 4 and 15 to Financial Statements for further information concerning the settlement of deregulation issues.)

2001 compared to 2000

      Reference is made to comparisons of results by business segment presented below.

      TXU Corp.'s operating revenues increased $402 million, or 4%, to $10 billion in 2001. The increase in revenue was primarily driven by higher recoverable costs in retail electric operations and higher prices and volumes in the retail gas distribution business due to colder weather. Operating revenue growth was partially offset by the contribution of the US telecommunications business to the Pinnacle joint venture in August 2000. The telecommunications business posted 2000 revenues of $92 million before the transaction.

Gross Margin
                                                                             Year Ended December 31,
                                                                  --------------------------------------------
                                                                                % of                      % of
                                                                   2001        Revenue        2000      Revenue
                                                                   ----         -------       ----      -------
Operating revenues.....................................          $10,049        100%        $ 9,647        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            4,232         42%          4,206         43%
     Operating costs...................................            1,532         15%          1,522         16%
     Depreciation and amortization related to operating
         assets........................................              749          8%            753          8%
                                                                 -------        ---         -------       ----
Gross margin...........................................          $ 3,536         35%        $ 3,166         33%
                                                                 =======        ===         =======       ====

      Gross margin increased $370 million, or 12%, to $3.5 billion in 2001. The growth was driven by an increase in wholesale portfolio management activity, in anticipation of the opening of the Texas market to competition, and higher revenues in retail electric operations. The impact of the Pinnacle joint venture transaction in 2000 offset gross margin growth by $92 million. Mark-to-market accounting for commodity contracts increased revenues and gross margin by $319 million (as compared to accounting on a settlement basis).

      SG&A expense rose $148 million, or 17%, to $1.0 billion in 2001. The increase was due largely to higher costs to support expanded retail sales and portfolio management operations, largely in anticipation of the introduction of competition in the Texas electricity market, as well as higher bad debts expense driven by the effect on electric and gas revenues of higher weather-related gas costs in late 2000 and early 2001. The impact of the Pinnacle joint venture transaction in 2000 offset SG&A expense growth by $67 million.

      Franchise and revenue-related taxes increased $128 million, or 32%, to $530 million in 2001. This increase was driven by higher gross receipts taxes due to higher revenues on which such taxes are based. As discussed above, higher weather-related gas costs drove higher electric and gas revenues.

      Other income decreased $106 million to $51 million in 2001. The 2001 period includes $18 million from a favorable settlement of legal proceedings related to a gas purchase contract, $9 million of gains on dispositions and $4 million of equity in earnings from unconsolidated subsidiaries. The 2000 period includes a $53 million gain from the sale of the assets of the natural gas processing business, a $28 million gain on sale of land and a $21 million gain on sale of a minority interest in a telecommunications company.

      Other deductions increased $102 million to $185 million in 2001. The 2001 period includes a $73 million recoverable charge related to regulatory restructuring of the Texas electricity market, $53 million in losses from the Pinnacle joint venture, a $22 million non-recoverable regulatory asset write-off and $12 million in losses on sales of properties. The 2000 period includes a $52 million regulatory-related recoverable charge. Equity losses in the Pinnacle joint venture increased to $53 million from $18 million, reflecting a full year of results in 2001 compared to a partial year in 2000.

      Interest income increased $38 million, or 83%, to $84 million in 2001. The higher interest income related primarily to interest on under-recovered fuel costs under regulation.

      Interest expense and other charges decreased $58 million, or 6%, to $965 million in 2001. The decline was due primarily to lower rates and a $12 million increase in capitalized interest.

      Amortization of goodwill decreased $7 million to $43 million in 2001, reflecting the Pinnacle transaction. Such amortization ceased January 1, 2002, pursuant to a new accounting standard. See Note 2 to Financial Statements.

      The effective tax rate on income from continuing operations before extraordinary loss was 29.9% in 2001 compared to 29.4% in 2000, reflecting higher state income taxes.

      Income from continuing operations before extraordinary loss decreased $27 million, or 4%, to $639 million in 2001. Amounts per share of common stock were $2.38 for 2001 compared with $2.48 for 2000. The lower earnings reflected declines in the North America Energy Delivery segment of $63 million, the Corporate and other segment of $42 million, due largely to increased equity losses in the Pinnacle joint venture, and the Australia segment of $4 million, partially offset by profit growth in the North America Energy segment of $82 million. The analysis of each business segment's performance is presented below.

      The extraordinary loss in 2001 of $154 million (net of $115 million income tax benefit) consisted of $97 million (net of $52 million income tax benefit) of charges related to the reacquisition of debt under the debt restructuring and refinancing plan pursuant to the requirements of the 1999 Restructuring Legislation and $57 million (net of $63 million income tax benefit) of net charges related to the settlement with the Commission to resolve all major open issues related to the transition to deregulation. (See discussion in Note 4 to Financial Statements under "Loss on Settlement.")

      Discontinued operations decreased $58 million, or 23%, to $192 million in 2001. The decrease reflects the decline in net income from the Europe operations. (See Note 3 to Financial Statements for more information concerning the exit of the Europe business.)

      Net income available for common stock in 2001 decreased $249 million, or 28%, to $655 million. Earnings per share were $2.52 in 2001 compared with $3.43 in 2000. A 2% decline in average shares outstanding had a favorable impact of $0.06 on the comparison of earnings per share. The decline in net income was driven by the extraordinary loss and discontinued operations as discussed above.

Commodity Contracts and Mark-to-Market Activities

      The table below summarizes the changes in commodity contract assets and liabilities for the years ended December 31, 2002 and 2001, for continuing operations. The net change in these assets and liabilities, excluding "other activity" as described below, represents the net unrealized gains/(losses) recognized under mark-to-market accounting. Mark-to-market accounting reduced pre-tax earnings by $67 million in 2002 (as compared to accounting on a settlement basis), and increased pre-tax earnings by $319 million in 2001. There were no material changes in valuation methodologies in 2002 or 2001.

                                                                                 2002         2001
                                                                                 ----         ----

    Balance of net commodity contract assets at beginning of year.........        $511        $170

    Settlements of positions included in the opening balance (1) .........        (238)        (53)

    Unrealized mark-to-market valuations of positions held at end of
    period (2) ...........................................................         171         372

    Other activity (3)....................................................          22          22
                                                                                ------      ------

    Balance of net commodity contract assets at end of year ..............        $466        $511
                                                                                  ====        ====

--------------------------
(1) Represents unrealized mark-to-market valuations of these positions recognized in earnings as of the beginning of the year.

(2) Includes unrealized gains recognized upon origination of retail electric contracts in accordance with SFAS No. 133, as discussed below, and $14 million in origination gains related to nonderivative wholesale contracts entered into prior to July 1, 2002.

(3) Includes initial values of positions assumed in acquisitions or involving the receipt or payment of cash, such as option premiums, and amortization of such positions originating in prior periods. Also includes $71 million of unsettled liabilities to Enron Corporation reclassified to other current liabilities in 2002, and the impact of currency translation adjustments. These activities have no effect on unrealized mark-to-market valuations.

      Origination Gains -- With the implementation of the 1999 Restructuring Legislation in Texas, retail electric contracts are no longer subject to rate regulation and are negotiated between the various REPs and the customer. This has resulted in an especially competitive environment for power contracts with large C&I customers. The contracts are derivatives as defined in SFAS No. 133 and, therefore, have been marked-to-market upon execution. Origination gains of $40 million and $88 million were recorded in 2002 and 2001, respectively. The decline reflected fewer contracts executed in 2002. The average term of a C&I contract is approximately 18 months.

      The C&I contracts are typically standard contracts that provide for the delivery of power at fixed prices up to the expected load. Within the ERCOT system, a competitive, liquid wholesale market exists. Given TXU Corp.'s inherent asset position of baseload generation coupled with the ability to transact competitively in the wholesale market, a "dealer profit" is recognized. TXU Corp. is able to validate the forward price curve of the commodity given the short-term nature of the retail contracts and the existence of a wholesale market in ERCOT. (See discussion in Note 2 to Financial Statements under "Financial Instruments and Mark-to-Market Accounting.")

      Maturity Table -- Of the net commodity contract asset balance above at December 31, 2002, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years' earnings is $374 million. The remaining $92 million of the December 31, 2002, balance is comprised principally of amounts representing current and prior years' net payments of cash or other consideration, including option premiums, associated with contract positions, net of any amortization. The following table presents the unrealized mark-to-market balance at December 31, 2002, scheduled by contractual settlement dates of the underlying positions.


                                        Maturity dates of unrealized net mark-to-market balances at December 31, 2002
                                        -----------------------------------------------------------------------------
                                           Maturity                                      Maturity in
                                          less than     Maturity of    Maturity of       Excess of
    Source of fair value                   1 year       1-3 years      4-5 years          5 years         Total
    ----------------------               -----------    -----------    ----------         ------           -----

    Prices actively quoted...........       $  (4)           $  -             $ -            $ -           $  (4)
    Prices provided by other
        external sources.............         126             105              25              6             262
    Prices based on models...........          61              26               5             24             116
                                             ----           -----            ----           ----            ----
    Total............................         183             131              30             30             374
    Less: estimated cumulative effect
    of an accounting change - (EITF
    98-10 rescission)..................        56              25               9             10             100
                                             ----            ----            ----           ----            ----
    Adjusted total...................        $127            $106             $21           $ 20            $274
                                             ====            ====             ===           ====            ====
    %  - before EITF 98-10 rescission         49%              35%              8%            8%             100%
    %  - after  EITF 98-10 rescission         46%              39%              8%            7%             100%

      As the above table indicates, approximately 85% of the remaining unrealized mark-to-market valuations at December 31, 2002, as adjusted for the estimated cumulative effect of an accounting change to be recorded in the first quarter of 2003 for EITF Issue No. 98-10, mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available through 2005 in the US. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter (OTC) broker quotes are available. OTC quotes for power and natural gas generally extend through 2005 and 2012, respectively, in the US. This category also includes values of large C&I retail sales contracts. The "prices based on models" category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled by TXU Corp. as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

      Portfolio Management -- The use of commodity contracts to manage risks, generally referred to as trading activities, is one of several responsibilities of the "portfolio management" operations of TXU Corp. Portfolio management refers to risk management and value creation activities undertaken to balance the demand for energy by customers with the supply of energy in an economically efficient and effective manner. These activities include:

     o Managing the utilization of generation assets through "make or buy" decisions.
     o Forecasting volume demands and scheduling supply resources.
     o Entering into short- and long-term contracts to balance energy supply and demand.
     o Arranging physical sales of energy to wholesale customers.
     o Buying and selling energy-related contracts to minimize the cost of fuel used to generate electricity and to maximize the margin earned on wholesale and retail sales of energy. These activities are sometimes broadly characterized as "trading." However, speculative trading, whereby energy-related financial instruments are bought and sold outside of the supply/demand balancing process with the objective of generating profits on anticipated price changes, represents a small fraction of TXU Corp.'s portfolio management activities.

      In this Management's Discussion and Analysis of Financial Condition and Results of Operations, analyses of revenue and gross margin performance may refer to results of wholesale portfolio management activities. Such results represent net realized and unrealized gains and losses from transacting in energy-related contracts as described in the last point above, which are reported as a component of revenues.

North America Energy
-------------------
Financial Results

                                                                           Year Ended December 31,
                                                                     ---------------------------------
                                                                        2002         2001*        2000*
                                                                        ----         ----         ----

Operating revenues.......................................             $7,738       $ 7,458      $ 7,449
                                                                      ------       -------      -------

Costs and expenses:

     Cost of energy sold and delivery fees...............              4,803         4,802        5,101

     Operating costs.....................................                747           708          673

     Depreciation and amortization, other than goodwill..                438           396          390

     Selling, general and administrative expenses........                842           390          284

     Franchise and revenue-based taxes ..................                139            15           16

     Other income .......................................                (33)           (3)         (32)

     Other deductions....................................                254            50            6

     Interest income.....................................                (29)          (71)         (52)

     Interest expense and other charges .................                257           247          280

     Goodwill amortization...............................                 --            14           14
                                                                      ------       -------      -------

         Total costs and expenses........................              7,418         6,548        6,680
                                                                      ------       -------      -------

Income before income taxes and extraordinary loss........                320           910          769

Income tax expense.......................................                 78           277          218
                                                                      ------       -------      -------

Income before extraordinary loss.........................             $  242       $   633      $   551
                                                                      ======       =======      =======

-----------------
    The North America Energy segment includes the electricity generation, wholesale and retail energy sales, and portfolio management operations of TXU Energy Company LLC, operating principally in the competitive Texas market.

* Prior period data is included above for the purpose of providing historical financial information about the North America Energy segment after giving effect to the restructuring transactions and unbundling allocations described in the Notes to Financial Statements. Allocations reflected in prior period data did not necessarily result in amounts reported in individual line items that are comparable to actual results in 2002. Had the North America Energy segment existed as a separate segment, its results of operations and financial position could have differed materially from those reflected above. Additionally, future results of the North America Energy segment's operations and financial position could differ materially from the historical information presented.

North America Energy
--------------------
Operating Data

                                                                             Year Ended December 31,
                                                                       ------------------------------
                                                                        2002         2001*        2000*
                                                                        ----         ----         ----
Operating statistics:

Retail electric sales volumes (Gigawatt hours-GWh)..........         90,581        99,151       100,493

Wholesale electric sales volumes (GWh)......................         29,578         6,409         6,154

Retail customers (end of period & in thousands):
      Electric (based on number of meters)..................          2,737         2,728         2,672
      Gas...................................................              2             3             4
                                                                     ------        ------        ------
            Total customers.................................          2,739         2,731         2,676
                                                                     ======        ======        ======

Operating revenues (millions of dollars):

Retail electric:
      Residential...........................................         $3,108       $ 3,255       $ 3,263
      Commercial and industrial ............................          3,415         3,837         4,025
                                                                     -------       ------        ------
            Total...........................................          6,523         7,092         7,288
Wholesale electric .........................................            845            96           168
Wholesale portfolio management activities...................            211           258            44
Other revenues..............................................            159            46           254
Mitigation..................................................             -            (34)         (305)
                                                                   --------       -------        ------
           Total operating revenues.........................       $  7,738        $7,458        $7,449
                                                                   ========        ======        ======

Weather (average for service territory) **
     Percent of normal:
          Cooling degree days...............................            99.9%         100.5%       119.1%
          Heating degree days...............................           101.6%          97.5%        94.6%

--------------------------
* See footnote on previous page.
** Weather data is obtained from Meteorlogix, a private company that collects weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

      The financial information for 2001 and 2000 for the North America Energy segment includes information derived from the historical financial statements of US Holdings. Reasonable allocation methodologies were used to unbundle the financial statements of US Holdings between its generation and T&D operations. Allocation of revenues reflected consideration of return on invested capital, which continues to be regulated for the T&D operations. US Holdings maintained expense accounts for each of its component operations. Costs of energy and expenses related to operations and maintenance and depreciation and amortization, as well as assets, such as property, plant and equipment, materials and supplies and fuel, were specifically identified by component operation and disaggregated. Various allocation methodologies were used to disaggregate common expenses, assets and liabilities between US Holdings' generation and T&D operations. Interest and other financing costs were determined based upon debt allocated. Allocations reflected in the financial information for 2001 and 2000 did not necessarily result in amounts reported in individual line items that are comparable to actual results in 2002. Had the unbundled operations of US Holdings actually existed as separate entities in a deregulated environment, their results of operations could have differed materially from those included in the historical financial statements included herein.

      Effective January 1, 2002, TXU Energy incurs electricity delivery fees charged by Oncor and other T&D utilities. Rates charged by TXU Energy to its customers are intended to recover the costs of delivery. Electricity delivery fees have been included in the North America Energy segment's revenues and cost of energy for 2001 and 2000. The North America Energy segment's gross margin for 2001 and 2000 is not affected by the inclusion of these electricity delivery fees.

2002 compared to 2001

      The North America Energy segment's operating revenues increased $280 million, or 4%, to $7.7 billion in 2002. Wholesale electric revenues increased $749 million to $845 million, reflecting the substantial increase in wholesale sales volumes due to the opening of the Texas market to competition. Retail electric revenues declined $569 million, or 8%, to $6.5 billion, reflecting a $613 million reduction due to lower volumes partially offset by a $44 million increase due to higher average pricing. The price variance reflects a shift in customer mix, partially offset by the effect of lower rates. A 9% decline in overall retail electric sales volumes was primarily due to the effects of increased competitive activity in the small business and large C&I markets. Year-end residential electric customer counts, reflecting losses in the historical service territory and gains in new territories due to competition, were about even with the prior year. The increase in revenues also reflects certain revenues and related retail and generation expenses that were the responsibility of the North America Energy Delivery segment in 2001, but are included in North America Energy revenues in 2002.

Gross Margin

                                                                             Year Ended December 31,
                                                            ----------------------------------------------------
                                                                              % of                         % of
                                                                  2002        Revenue         2001        Revenue
                                                                  ----        -------         ----        -------
Operating revenues.....................................          $ 7,738         100%        $ 7,458        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            4,803          62%          4,802         64%
     Operating costs...................................              747          10%            708         10%
     Depreciation and amortization related to generation
         assets........................................              396           5%            391          5%
                                                                 -------       ------        -------     -------
Gross margin...........................................          $ 1,792          23%        $ 1,557         21%
                                                                 =======       ======        =======     =======

      Gross margin increased $235 million, or 15%, to $1.8 billion in 2002. The increase was driven by lower average costs of electricity and delivery fees and significant growth in wholesale electric sales in the newly deregulated ERCOT market, partially offset by the effect of lower retail electric volumes. Gross margin in 2002 was negatively affected by the accrual of $185 million for retail clawback (see discussion above under "Accounting for Contingencies"), which is reported in cost of energy sold and delivery fees. Results of wholesale portfolio management activities were down $47 million from the prior year primarily due to hedge ineffectiveness. Mark-to-market accounting for wholesale and retail commodity contracts reduced revenues and gross margin by $72 million in 2002 (as compared to accounting on a settlement basis), and increased results in 2001 by $314 million. Operating costs rose $39 million, or 6%, to $747 million primarily due to the costs of refueling two units, compared to one in 2001, at the nuclear-powered generation plant.

      The following table analyzes the North America Energy segment's gross margin between its realized and unrealized components:

                                                                          Year Ended December 31,
                                                                          ----------------------
                                                                              2002       2001
                                                                              ----       ----

Gross margin....................................................            $1,792       $1,557
Noncash items:
   Unrealized mark-to-market (gain) loss........................                72         (314)
   Retail clawback accrual......................................               185            -
   Depreciation and amortization related to generation assets...               396          391
   Cash flow hedge ineffectiveness..............................                41           (4)
   Other noncash items included in cost of energy sold..........               (31)          86
   Mitigation...................................................                 -           34
   Over- recovered fuel costs...................................                 -          568
                                                                            ------       ------
       Gross margin on a cash basis.............................            $2,455       $2,318
                                                                            ======       ======

      An increase in depreciation and amortization, other than goodwill (including amounts shown in the gross margin table above), of $42 million, or 11%, to $438 million was primarily due to investments in computer systems required to operate in the newly deregulated market and expansion of office facilities.

      An increase in SG&A expenses of $452 million, or 116%, to $842 million reflected the effect of retail customer support costs and bad debt expense of approximately $150 million that were the responsibility of the North America Energy Delivery segment in 2001. The increase in SG&A expenses also reflected $199 million in higher staffing and other administrative costs, related to expanded retail sales operations and portfolio management activities, and higher bad debt expense of $90 million, all due largely to the opening of the Texas electricity market to competition. With the completion of the transition to competition in Texas, the industry-wide decline in portfolio management activities, and the expected deferral of deregulation of energy markets in other states, TXU Energy initiated several cost savings initiatives in 2002 that are expected to continue in 2003. Such actions resulted in $31 million in severance charges in 2002, which contributed to the increase in SG&A expense. In addition, new POLR rules established by the Commission (see discussion in Note 15 to Financial Statements under "Provider of Last Resort") are expected to result in reduced bad debt expense. With the anticipated lower staffing and related administrative expenses and improvement in bad debt experience, SG&A expenses are expected to decline in 2003.

      Franchise and revenue-based taxes rose $124 million to $139 million due to state gross receipts taxes that were the responsibility of the North America Energy Delivery segment in 2001. Effective in 2002, state gross receipts taxes related to electricity revenues are an expense of the North America Energy segment, while local gross receipts taxes are an expense of the North America Energy Delivery segment.

      Other income increased by $30 million to $33 million, reflecting amortization of $30 million of a gain on the sale in 2002 of two generation plants.

      Other deductions increased by $204 million to $254 million, reflecting a $237 million writedown in 2002 of an investment in two generation plant construction projects (see discussion above under "Impairment of Long-Lived Assets"). Amounts in 2001 included a $22 million regulatory asset write-off pursuant to a regulatory order and $18 million in various asset writedowns.

      Interest income declined by $42 million, or 59%, to $29 million primarily due to the recovery of under-collected fuel revenue on which interest income had been accrued under regulation in 2001.

      Interest expense and other charges increased $10 million, or 4%, to $257 million. Of the change, $106 million was due to higher rates and an $8 million decrease in capitalized interest, partially offset by $104 million due to lower average debt levels.

      The effective tax rate decreased to 24.4% in 2002 from 30.4% in 2001. The decrease was driven by the effect of comparable (to 2001) tax benefit amounts of depletion allowances and amortization of investment tax credits on a lower income base in 2002. (See Note 11 to Financial Statements for analysis of the effective tax rate.)

      Income before extraordinary loss decreased $391 million, or 62%, to $242 million in 2002. The decline was driven by an increase in SG&A expenses, the impairment charge reported in other deductions and higher franchise and revenue-based taxes, partially offset by the improved gross margin (net of the effect of the retail clawback accrual). Net pension and postretirement benefit costs reduced net income by $21 million in 2002 and $13 million in 2001.

2001 compared to 2000

      The North America Energy segment's operating revenues of $7.5 billion for 2001 were essentially even with the prior year. This performance reflected lower retail electricity revenues of approximately $200 million, or 3%, largely offset by increased wholesale portfolio management activities, due in large part to the anticipated opening of the Texas market to competition, as well as increased wholesale activity in markets outside of Texas. Lower retail electricity revenues reflected both volume declines and lower fuel revenues, due to lower fuel (primarily natural gas) costs in generation operations, partially offset by a lower adjustment for earnings in excess of the regulatory earnings cap (mitigation). Retail electricity volumes declined 1% due to milder, more normal weather, partially offset by the effect of 2% growth in number of customers.

Gross Margin

                                                                       Year Ended December 31,
                                                             -----------------------------------------------
                                                                            % of                     % of
                                                               2001        Revenue       2000        Revenue
                                                               ----        -------       ----        -------

Operating revenues.....................................      $ 7,458         100%        $ 7,449        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............        4,802          64%          5,101         69%
     Operating costs...................................          708          10%            673          9%
     Depreciation and amortization related to generation
         assets........................................          391           5%            390          5%
                                                             -------       -----         -------     ------
Gross margin...........................................      $ 1,557          21%        $ 1,285         17%
                                                             =======       =====         =======     ======

      Gross margin increased $272 million, or 21%, to $1.6 billion in 2001. The improved results reflected growth in wholesale portfolio management activities, arising primarily in anticipation of the opening of the Texas market to competition, partially offset by an increase in operating costs. Mark-to-market accounting for commodity contracts increased revenues and gross margin by $314 million in 2001 (as compared to accounting on a settlement basis). This amount reflects $88 million in origination gains recorded upon execution of retail contacts with large C&I customers. Such contracts are derivatives and are marked-to-market in accordance with SFAS No. 133. Operating costs increased $35 million, or 5%, to $708 million in 2001 primarily reflecting higher generation plant maintenance costs.

      The increase in depreciation and amortization, other than goodwill (including amounts shown in the gross margin table above), of $6 million, or 2%, to $396 million was primarily due to investments in computer systems and expansion of office facilities.

      The increase in SG&A expense of $106 million, or 37%, to $390 million reflected higher spending for staffing and computer systems to support expanded retail sales and portfolio management operations, largely in anticipation of deregulation of the Texas electricity market, as well as increased bad debt expense. The increase in bad debts was primarily due to the rise in fuel costs and related revenue in late 2000 and early 2001.

      Other income decreased by $29 million to $3 million, reflecting a $28 million gain on the sale of land in 2000.

      Other deductions increased $44 million to $50 million, reflecting a $22 million write-off of regulatory assets pursuant to a regulatory order and $18 million in various asset writedowns, both in 2001.

      Interest income increased $19 million, or 37%, to $71 million primarily due to interest income on under-recovered fuel costs under regulation.

      Interest expense and other charges declined $33 million, or 12%, to $247 million due primarily to lower interest rates and a $9 million increase in capitalized interest.

      The effective tax rate increased to 30.4% in 2001 from 28.3% in 2000, primarily due to higher state income taxes.

      Income before extraordinary loss increased $82 million, or 15%, to $633 million in 2002. The increase was driven by the higher gross margin, partially offset by higher SG&A expenses.

North America Energy Delivery
-----------------------------
Financial Results

                                                                           Year Ended December 31,
                                                                  ----------------------------------------
                                                                        2002         2001*        2000*
                                                                        ----         ----         ----

Operating revenues.......................................             $2,973       $ 3,542      $ 3,187
                                                                      ------       -------      -------

Costs and  expenses:

    Cost of gas sold.....................................                510           764          604

    Operating costs......................................                848           757          740

    Depreciation and amortization, other than goodwill...                332           303          293

    Selling, general and administrative expenses.........                320           494          410

    Franchise and revenue-based taxes ...................                322           495          367

    Other income ........................................                (21)          (35)         (69)

    Other deductions.....................................                  4            76           53

    Interest income .....................................                (48)          (19)         (12)

    Interest expense and other charges ..................                331           347          344

    Goodwill amortization................................                 --            10            9
                                                                      ------       -------      -------

        Total costs and expenses.........................              2,598         3,192        2,739
                                                                      ------       -------      -------

Income before income taxes and extraordinary loss........                375           350          448

Income tax expense.......................................                123           125          160
                                                                      ------       -------      -------

Income before extraordinary loss.........................             $  252       $   225      $   288
                                                                      ======       =======      =======

------------------------
    The North America Energy Delivery segment includes the electricity T&D business of Oncor and the natural gas pipeline and distribution business of TXU Gas Company (TXU Gas), both of which are subject to regulation by Texas authorities.

* Prior period data is included above for the purpose of providing historical financial information about the North America Energy Delivery segment after giving effect to the restructuring transactions and allocations described in the Notes to Financial Statements. Allocations reflected in prior period data did not necessarily result in amounts reported in individual line items that are comparable to actual results in 2002. Had the North America Energy Delivery segment existed as a separate segment, its results of operations and financial position could have differed materially from those reflected above. Additionally, future results of the North America Energy Delivery segment's operations and financial position could differ materially from the historical information presented.

North America Energy Delivery
-----------------------------
Operating Data

                                                                                Year Ended December 31,
                                                                           ----------------------------
                                                                            2002        2001*        2000*
                                                                            ----        ----         ----

Operating statistics:
Delivered electricity volumes (GWh).................................     104,785      99,139      100,545
Retail gas distribution volumes (Billion cubic feet-Bcf):
      Residential...................................................          86          84           83
      Commercial....................................................          53          53           51
      Industrial and electric generation............................           5           7            4
                                                                         -------      ------      -------
            Total gas sales.........................................         144         144          138
                                                                         =======      ======      =======
Pipeline transportation volumes (Bcf)...............................         437         386          462
                                                                         =======      ======      =======

Retail gas distribution customers and electric points of delivery
(end of period  and in thousands):
     Retail gas distribution customers..............................       1,470       1,447        1,438
     Electric points of delivery....................................       2,909       2,844        2,796

Operating revenues (millions of dollars):
Electricity delivery:
     North America Energy...........................................      $1,586
     Non-affiliated REPs............................................         408
                                                                          ------
            Total ..................................................       1,994      $2,314       $2,081
                                                                          ------      ------       ------
Retail gas distribution:
     Residential....................................................         563         710          616
     Commercial.....................................................         291         387          318
     Industrial and electric generation.............................          20          47           28
                                                                          ------      ------       ------
            Total ..................................................         874       1,144          962
Pipeline transportation.............................................          59          48           57
Other revenues, net of eliminations.................................          48          37           88
                                                                          ------      ------       ------
            Total retail gas distribution and pipeline
              transportation........................................         981       1,229        1,107
                                                                          ------      ------       ------
Intra-segment eliminations..........................................          (2)         (1)          (1)
                                                                          ------      ------       ------
            Total operating revenues................................      $2,973      $3,542       $3,187
                                                                          ======      ======       ======

--------------------------
* See footnote on previous page.

      The financial information for 2001 and 2000 for the electric delivery operations included in the North America Energy Delivery segment includes information derived from the historical financial statements of US Holdings. Reasonable allocation methodologies were used to unbundle the financial statements of US Holdings between its generation and T&D operations. Allocation of revenues reflected consideration of return on invested capital, which continues to be regulated for the T&D operations. US Holdings maintained expense accounts for each of its component operations. Costs of energy and expenses related to operations and maintenance and depreciation and amortization, as well as assets, such as property, plant and equipment, materials and supplies and fuel, were specifically identified by component operation and disaggregated. Various allocation methodologies were used to disaggregate revenues, common expenses, assets and liabilities between US Holdings' generation and T&D operations. Interest and other financing costs were determined based upon debt allocated. Allocations reflected in the financial information for 2001 and 2000 did not necessarily result in amounts reported in individual line items that are comparable to actual results in 2002. Had the unbundled operations of US Holdings actually existed as separate entities in a deregulated environment, their results of operations could have differed materially from those included in the historical financial statements included herein.

2002 compared to 2001

      Operating revenues for the North America Energy Delivery segment decreased $569 million, or 16%, to $3.0 billion in 2002. Electricity delivery revenues decreased $320 million, or 14%, to $2.0 billion. Revenues in 2001 included amounts associated with generation and retail expenses that were the responsibility of electric delivery, but in 2002 such revenues and expenses are the responsibility of the North America Energy segment. Excluding the impact of such revenues in 2001, electric delivery revenues rose 3% on a 6% increase in electricity volumes delivered. Because the fees to REPs for their large C&I customers are fixed for specified ranges of volumes, changes in distribution volumes do not necessarily result in comparable changes in reported revenues. Gas delivery revenues declined $248 million, or 20%, to $1.0 billion, due to reduced costs of gas, as sales volumes were about even.

Gross Margin

                                                                                  Year Ended December 31,
                                                                      ---------------------------------------------
                                                                                   % of                      % of
                                                                       2002        Revenue         2001      Revenue
                                                                       ----        -------         ----      -------

Operating revenues...........................................          $ 2,973         100%        $ 3,542       100%
Costs and expenses:
     Cost of gas sold........................................              510          17%            764        22%
     Operating costs.........................................              848          29%            757        21%
     Depreciation and amortization (related to transmission
        and distribution assets).............................              321          11%            302         8%
                                                                       -------       -----         -------    ------
Gross margin.................................................          $ 1,294          43%        $ 1,719        49%
                                                                       =======       =====         =======    ======

       Gross margin decreased $425 million, or 25%, to $1.3 billion in 2002. The decrease reflects the impact of revenues allocated to electricity delivery operations in 2001, as discussed above, and higher operating costs in 2002, partially offset by lower cost of gas sold. The increase in operating costs of $91 million, or 12%, to $848 million primarily reflects costs associated with a consumer energy efficiency program, mandated by the Commission, and higher transmission costs paid to other utilities.

       Depreciation and amortization, other than goodwill (including amounts shown in the gross margin table above), increased $29 million, or 10%, to $332 million. The increase reflected investments in computer systems to support the restructuring of the Texas electricity market, as well as normal growth and replacements of delivery facilities.

      SG&A expenses decreased by $174 million, or 35%, to $320 million due primarily to lower bad debt expense and customer support costs of approximately $150 million, as the retail sales function is now reflected in the North American Energy segment. In addition, information technology costs were higher in 2001 due to system changes made in preparation of unbundling the delivery business from the generation and retail operations.

      Franchise and revenue-based taxes decreased $173 million, or 35%, to $322 million in 2002 due to state gross receipts taxes that are reported in the North America Energy segment in 2002. Effective in 2002, local gross receipts taxes related to electricity revenue are an expense of Oncor while state gross receipts taxes are an expense of TXU Energy. The decline also reflected the impact of lower gas delivery revenues.

      Other income declined $14 million, to $21 million in 2002. The 2002 period includes a $7 million gain on sale of property and $14 million of other individually immaterial items. The 2001 period included $18 million from a favorable settlement of legal proceedings related to a gas purchase contract.

      Other deductions decreased by $72 million to $4 million reflecting a recoverable charge in 2001 of $73 million related to regulatory restructuring of the Texas electricity market.

      Interest income increased $29 million to $48 million due to reimbursement from North America Energy for carrying costs on regulatory assets.

      Interest expense and other charges declined by $16 million, or 5%, to $331 million. Of the change, $51 million was due to lower average debt levels, partially offset by $33 million due to higher rates and a $2 million decrease in capitalized interest.

      Goodwill amortization of $10 million in 2001 ceased, reflecting the discontinuance of goodwill amortization pursuant to the adoption of SFAS No. 142.

      The effective income tax rate was 32.8% in 2002 compared to 35.7% in 2001. The decline reflected the cessation of nondeductible goodwill amortization and nonrecurring regulatory-driven adjustments recorded in 2001 relating to prior years.

      Income before extraordinary loss increased $27 million, or 12%, to $252 million due to the declines in SG&A expenses and franchise and revenue-based taxes, higher interest income and lower interest expense, as well as the effect of the regulatory-related charge in 2001, reported in other deductions, partially offset by the lower gross margin. Net pension and postretirement benefit costs reduced net income by $27 million in 2002 and $14 million in 2001.

2001 compared to 2000

      Operating revenues for the North America Energy Delivery segment increased by $355 million, or 11%, to $3.5 billion in 2001. Electricity delivery revenues rose $233 million. This increase is primarily due to the impact on reported revenues of regulation, reflecting higher recoverable costs. Electricity volumes delivered in 2001 declined 1% due to milder, more normal weather and a slowing economy, partially offset by the effect of 2% growth in number of customers. Gas delivery revenues rose $122 million, reflecting higher prices due to colder weather in the first quarter of 2001 and revenue enhancement activity, as well as higher volumes due to the colder weather. Gas distribution volumes increased 4%. The increase in gas delivery revenues was partially offset by the absence of $54 million of revenues from a gas processing business sold in 2000.

Gross Margin

                                                                                   Year Ended December 31,
                                                                      ----------------------------------------------
                                                                                  % of                        % of
                                                                       2001       Revenue         2000       Revenue
                                                                       ----       ------          ----       -------
Operating revenues.........................................          $ 3,542         100%        $ 3,187        100%
Costs and expenses:
     Cost of gas sold......................................              764          22%            604         19%
     Operating costs.......................................              757          21%            740         23%
     Depreciation and amortization (related to transmission
       and distribution assets)............................              302           8%            292          9%
                                                                     -------        ----         -------       ----
Gross margin...............................................          $ 1,719          49%        $ 1,551         49%
                                                                     =======        ====         =======       ====

      Gross margin increased by $168 million, or 11%, to $1.7 billion in 2001. This increase reflected the higher operating revenues in the electricity delivery operations, partially offset by a decline in the gas delivery business due to the absence of the gas processing business. Higher cost of gas sold was offset by the related increase in revenues. Operating costs increased $17 million, or 2%, primarily due to higher system maintenance costs and property taxes. Depreciation and amortization increased $10 million, or 3%, due to capital expenditures in 2000 and 2001 to upgrade system capability and reliability.

      Depreciation and amortization, other than goodwill (including amounts shown in the gross margin table above), increased $10 million, or 3%, to $303 million primarily due to normal growth and replacements of delivery facilities.

      Franchise and revenue-based taxes increased $128 million, or 35%, to $495 million in 2001 due to higher electric and gas revenues on which these taxes are based.

      SG&A expenses rose $84 million, or 20%, to $494 million in 2001 due primarily to increases in computer systems-related expenses to prepare for the restructuring of Texas electricity markets and bad debt expense due to the increase in electric and gas revenues from the weather-related rise in gas costs in late 2000 and early 2001.

     Other income declined $34 million to $35 million in 2001. The 2001 period included $18 million from a favorable settlement of legal proceedings related to a gas purchase contract and a $5 million gain on sale of property. The 2000 period included a $53 million gain on sale of the gas processing business.

     Other deductions increased by $23 million to $76 million in 2001. The 2001 period included a regulatory-related recoverable charge of $73 million related to the opening of the Texas market to competition The 2000 period included a similar recoverable charge of $52 million.

     The effective income tax rate was 35.7% in both 2001 and 2000.

     Income before extraordinary loss decreased $63 million, or 22%, to $225 million in 2001. The decrease was driven by higher franchise and revenue-based taxes and SG&A expenses.

Australia
---------

Financial Results

                                                                           Year Ended December 31,
                                                                    -------------------------------------
                                                                        2002          2001         2000
                                                                        ----          ----         ----

Operating revenues.......................................             $  860       $   700      $   717
                                                                      ------       -------      -------

Costs and expenses:

     Cost of energy sold and delivery fees...............                400           333          332

     Operating costs.....................................                 83            74           79

     Depreciation and amortization, other than goodwill..                 67            60           59

     Selling, general and administrative expenses........                 87            63           62

     Other income .......................................                 (2)           (3)         (10)

     Other deductions....................................                  4             6            3

     Interest income ....................................                 (1)           --           (1)

     Interest expense and other charges .................                129           126          150

     Goodwill amortization...............................                 --            19           21
                                                                      ------       -------      -------

         Total costs and expenses........................                767           678          695
                                                                      ------       -------      -------

Income before income taxes ..............................                 93            22           22

Income tax expense (benefit).............................                 19             3           (1)
                                                                      ------       -------      --------

Net income...............................................             $   74       $    19      $    23
                                                                      ======       =======      =======


Australia
---------
Operating Data
                                                                               2002        2001*        2000*
                                                                               ----        -----        -----
Operating Statistics:
Retail electricity sales volumes (GWh)..................................      6,883        5,351        5,380
Delivered electricity volumes (GWh).....................................      2,106        1,843        1,926
Retail gas sales volumes (Bcf)..........................................         63           67           64
Retail gas distribution volumes (Bcf)...................................         35           35           35
Wholesale electricity sales volumes (GWh)...............................      3,132        3,826        4,477

Retail customers and electric points of delivery (end of period and in thousands):
     Electric customers..................................................       567          533          517
     Gas customers.......................................................       471          427          419
                                                                              -----          ---          ---
               Total.....................................................     1,038          960          936
                                                                              =====          ===          ===
     Electric points of delivery.........................................       549          535          522
     Gas distribution points of delivery.................................       466          453          441
                                                                              -----          ---          ---
               Total.....................................................     1,015          988          963
                                                                              =====          ===          ===

Operating revenues (millions of dollars):
Retail electric:
         Residential....................................................       $214         $172         $157
         Commercial and industrial......................................        226          142          155
                                                                                ---          ---          ---
               Total....................................................        440          314          312
                                                                                ---          ---          ---
Electricity delivery....................................................         38           31           31
                                                                                ---          ---          ---
Retail gas sales:
     Residential........................................................         73           71          105
     Commercial and industrial..........................................        109           97           97
                                                                                ---          ---          ---
               Total....................................................        182          168          202
Retail gas distribution.................................................         33           32           34
Wholesale electric revenues.............................................         65           61           57
Wholesale electric portfolio management activities and other income ....        102           94           81
                                                                                ---          ---          ---
               Total operating revenues.................................       $860         $700         $717
                                                                                ===          ===          ===

--------------------------
* Includes results of acquired businesses from dates of acquisition.


2002 compared to 2001

      The Australia segment's operating revenues increased $160 million, or 23%, to $860 million in 2002. The effects of changes in foreign currency translation rates contributed $40 million to the increase. The balance of the growth reflected $84 million from increased retail electricity volumes and $26 million from increased retail electricity pricing. Electricity volumes increased 29%, driven primarily by the addition of new C&I accounts.

      The state of Victoria regulates retail energy prices for incumbent retailers and has granted an average rise of 9% in gas prices for TXU Australia's gas retail customers beginning in 2003. The state has also determined an electricity price decrease of 4% effective April 1, 2003, for TXU Australia's electric retail customers, and has replaced the Special Power Payment (a $A118 million subsidy to all eligible electricity customers in the state of Victoria, introduced at the beginning of 2002) with the Network Tariff Rebate (a $A57 million subsidy to be introduced in April 2003). The combined effect results in an average 3.1% price increase for TXU Australia's electric customers effective April 1, 2003.


Gross Margin

                                                                          Year Ended December 31,
                                                               ----------------------------------------------
                                                                               % of                   % of
                                                                 2002        Revenue        2001      Revenue
                                                                 ----        -------        ----      -------

Operating revenues.....................................         $   860         100%       $   700         100%
Costs and expenses:
     Cost of energy sold and delivery fees.............             400          46%           333          47%
      Operating costs..................................              83          10%            74          11%
     Depreciation and amortization (related to operating
         assets).......................................              61           7%            56           8%
                                                                -------       -----        -------      ------
Gross margin...........................................         $   316          37%       $   237          34%
                                                                =======       =====        =======      ======

     Australia's gross margin improved $79 million, or 33%, to $316 million in 2002. On a local currency basis, margins improved 25%, reflecting higher retail electricity prices and volumes, partially offset by lower wholesale electricity margins as wholesale pool prices decreased in 2002. Operating costs rose $9 million, or 6%, on a local currency basis, due primarily to higher compensation costs and headcount. Depreciation and amortization related to operating assets increased $5 million, or 4% on a local currency basis, reflecting expenditures for infrastructure expansion in the electricity delivery business. Mark-to-market accounting for commodity contracts increased revenues and gross margin by $5 million in both years (as compared to accounting on a settlement basis).

      Australia's SG&A expenses rose $24 million, or 23%, on a local currency basis, reflecting increased promotional and staffing expenses to support retail competition activities in newly opened markets.

      The effective tax rate was 20.4% in 2002 versus 13.6% in 2001, due primarily to nonrecurring adjustments to the tax basis of certain assets in 2001, partially offset by the discontinuance of goodwill amortization.

      Australia's net income rose $55 million to $74 million in 2002. Australia's results were driven by higher gross margin and the discontinuance of goodwill amortization ($19 million with no tax effect), partially offset by increased SG&A costs. Net pension and postretirement benefit cost reduced net income by $2 million in 2002 and 2001.

2001 compared to 2000

      Operating revenues decreased $17 million, or 2%, to $700 million in 2001, primarily due to the effect of the stronger US dollar. On a local currency basis, dollar revenues increased 9%. This improvement reflected an increase in the number of retail customers, a full year of wholesale revenue from a power generation plant acquired in May 2000 and favorable wholesale portfolio management results. Partially offsetting this increase was lower electricity delivery revenues due to lower tariffs.

Gross Margin

                                                                           Year Ended December 31,
                                                                ------------------------------------------------
                                                                               % of                      % of
                                                                   2001      Revenue      2000           Revenue
                                                                   ----      -------      ----           -------

Operating revenues.....................................         $   700         100%       $   717         100%
Costs and expenses:
     Cost of energy sold and delivery fees ............             333          47%           332          46%
      Operating costs..................................              74          11%            79          11%
     Depreciation and amortization (related to operating
         assets).......................................              56           8%            56           8%
                                                                -------       -----        -------      ------
Gross margin...........................................         $   237          34%       $   250          35%
                                                                =======       =====        =======      ======

      Gross margin decreased by $13 million, or 5%, to $237 million in 2001. On a local currency basis, gross margin increased 7%, largely in line with the revenue growth. Mark-to-market accounting for commodity contracts increased revenues and gross margin by $5 million in 2001 (as compared to accounting on a settlement basis).

       Net income decreased $4 million, or 17%, to $19 million in 2001. On a local currency basis, net income increased 3% reflecting the revenue growth and lower interest rates, partially offset by a $16 million gain on the sale of an engineering and construction business in 2000.

COMPREHENSIVE INCOME - Continuing Operations

      Foreign currency translation adjustments for 2002, 2001 and 2000, a gain of $76 million and losses of $61 million and $98 million, respectively, primarily reflected the movement in exchange rates between the US dollar and the Australian dollar. These adjustments have no tax effects.

      Minimum pension liability adjustments for 2002, 2001 and 2000 are losses of $128 million ($83 million after-tax) and $9 million ($6 million after-tax) and a gain of $1 million, respectively. The minimum pension liability represents the difference between the excess of the accumulated benefit obligation over the plans' assets and the liability reflected in the balance sheet. Further, based on the current assumptions and available information, funding requirements in 2003 related to the pension plans are expected to increase by $7 million and pension expense is expected to increase approximately $40 million over the 2002 amounts. The recording of the liability did not affect TXU Corp.'s financial covenants in any of its credit agreements.

      TXU Corp. adopted SFAS No. 133 effective January 1, 2001, and recorded a $37 million ($25 million after-tax) charge to other comprehensive income to reflect the fair value of derivatives effective as cash flow hedges at transition. TXU Corp. has historically used, and will continue to use, derivative financial instruments that are highly effective in offsetting future cash flow volatility in interest rates, energy commodity prices, and currency exchange rates. The amounts included in other comprehensive income are expected to be used in the future to offset the impact of rate or price changes on related payments. Amounts in other comprehensive income include (i) the value of the cash flow hedges, based on current market conditions, and (ii) the value of dedesignated and terminated cash flow hedges at the time of such dedesignation, less amortization, providing the transaction that was hedged is still probable. The effects of the hedge will be recorded in the statement of income as the hedged transactions are actually settled.

      During 2002 and 2001, changes in the fair value of derivatives effective as cash flow hedges reflected losses of $348 million ($229 million after-tax) and $113 million ($79 million after-tax), respectively. Losses in 2002 were due to decreases of $256 million ($169 million after-tax) in the fair value of interest rate hedges because of lower interest rates, and decreases of $92 million ($60 million after-tax) in the fair value of commodity hedges. Losses in 2001 were related to decreases in the fair value of hedges of indebtedness in Australia.

      During 2002 and 2001, other comprehensive income hedge losses recognized in income were $119 million ($81 million after-tax) and $87 million ($62 million after-tax), respectively, primarily related to interest rate hedges.

      See also Note 14 to Financial Statements.

FINANCIAL CONDITION

Liquidity and Capital Resources

      Cash Flows -- Cash flows provided by operating activities for the year ended December 31, 2002, were $1.3 billion compared to $1.9 billion and $908 million for the years ended December 31, 2001 and 2000, respectively. The decrease in cash flows provided by operating activities in 2002 of $535 million, or 29%, reflected a number of factors. The principal driver of the decline was lower cash earnings (net income adjusted for the significant noncash items identified in the statement of cash flows) and the effect of a return in 2001 of $227 million in margin deposits related to portfolio management activities (in exchange for letters of credit). The net working capital (accounts receivable, accounts payable and inventories) increase of approximately $396 million in 2002 was comparable to 2001. However, this performance reflected higher unbilled accounts receivable of approximately $200 million related to the opening of the Texas market to competition, which reflects the effects of a new ERCOT protocol that allows five days to clear meter-read data through ERCOT, as well as other changes in billing processes. The higher accounts receivable was largely offset by increased accounts payable, reflecting more purchases of power (as opposed to power generated by TXU Energy) and timing of payments.

      The increase in cash flows in 2001 from 2000 of $968 million was driven by the effect of under-recovered fuel costs, reflecting high gas prices in 2000 that reduced cash flows in 2000 as the gas costs were incurred, but increased cash flows in 2001 as the costs were recovered from customers. The increase also reflected the year-over-year effect of margin deposit payments in 2000 and the return of those deposits in 2001.

        Cash flows provided by financing activities for 2002 were $1.5 billion, primarily reflecting issuances of stock and debt. Issuances of debt and equity securities totaled $5.8 billion and retirements and repurchases of debt totaled $3.6 billion. Net redemptions of commercial paper totaled $844 million, and notes payable to banks increased $1.2 billion. As a result of the unbundling of US Holdings and related refinancings, there were substantial early retirements and re-issuances of long-term debt and retirements of preferred securities in 2001. Cash flows used in financing activities were $509 million in 2001 and $669 million in 2000. Cash dividends paid on common shares approximated $652 million, $621 million and $634 million in 2002, 2001 and 2000, respectively. Dividend payments on common shares are expected to total approximately $160 million in 2003.

      Cash flows used in investing activities totaled $847 million, $1,201 million and $299 million during 2002, 2001 and 2000, respectively. Proceeds in 2002 from the sale of the Handley and Mountain Creek power plants in the Dallas-Fort Worth area were $443 million. Acquisitions in 2002 included $36 million for a cogeneration and wholesale production business in New Jersey. Capital expenditures declined to $1.0 billion in 2002 from $1.2 billion in 2001. Capital expenditures are expected to total $1.1 billion in 2003. Nuclear fuel spending of $51 million reflected refuelings at the Comanche Peak nuclear generation plant. Other investing activities in 2002 included $147 million for terminations of out-of-the-money cash flow hedges, primarily reflecting declines in interest rates and a $30 million investment in an Australian joint venture to construct a gas pipeline from Victoria to South Australia.

      Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $91 million. This difference primarily represents amortization of nuclear fuel, which is reported as cost of energy sold in the statement of income consistent with industry practice, and amortization of regulatory assets, which is reported as operating costs in the statement of income.

Investing Activities - Acquisitions and Dispositions

      Acquisitions -- TXU Corp. and its continuing operating subsidiaries have made the following acquisitions that were accounted for as purchase business combinations. The results of operations of the acquired companies are reflected in the consolidated financial statements from their respective acquisition dates.

                                                                    Total
                                                 Date                Cash
                   Acquisition                Acquired           Consideration
                   -----------                --------           -------------
                                                                  (in millions)

    Pedricktown, New Jersey power business        April 2002           $36
    Fort Bend Communications, Inc (a).....        May 2000             161
    Optima Energy Pty Ltd (Australia) ....        May 2000             177
    --------------------------
     (a)Transferred to the Pinnacle joint venture in August 2000.

      TXU Corp. may pursue potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and will dispose of nonstrategic assets to allow redeployment of resources into faster growing opportunities in an effort to enhance the long-term return to its shareholders.

     Dispositions-- TXU Corp. and its continuing operating subsidiaries have disposed of the following businesses, investments and assets:

                                                                              Cash Consideration Received
                                                                           -------------------------------
                                                                            2002         2001         2000
                                                                            ----         ----         ----
Texas generation plants.............................................        $443         $  -        $   -
US gas processing business..........................................           -            -          105
PrimeCo telecommunication investments (sold in 1999, cash received
in 2000)............................................................           -            -          350
Australian construction company.....................................           -            -           28
Various other sales.................................................           6           26          144
                                                                            ----         ----         ----
            Total...................................................        $449         $ 26         $627
                                                                            ====         ====         ====

      In April 2002, TXU Energy completed the sale of its Handley and Mountain Creek generating plants in the Dallas-Fort Worth area with total plant capacity of 2,334 megawatts for $443 million in cash. Concurrent with the sale, TXU Energy entered into a tolling agreement to purchase power during the summer months through 2006. The terms of the tolling agreement include above-market pricing, representing a fair value liability of $190 million. A pretax gain on the sale of $146 million, net of the effects of the tolling agreement, was deferred and is being recognized in other income during summer months over the five-year term of the tolling agreement. Both the value of the tolling agreement and the deferred gain are reported in other liabilities in the balance sheet.

      Future Capital Expenditures -- Capital expenditures are estimated at $1.1 billion for 2003, substantially all of which are for maintenance and organic growth of existing operations, and are expected to be funded by cash flows from operations. Approximately 58% is planned for the North America Energy Delivery segment, 29% for the North America Energy segment, 11% for Australia and 2% for other activities.

Financing Activities

      Equity -- In December 2002, TXU Corp. issued 35 million common shares in a public offering. In June 2002, TXU Corp. issued 11.8 million common shares in a public offering. Net proceeds of $1.1 billion from these offerings were used for general corporate purposes, including the repayment of commercial paper and to provide advances to subsidiaries.

      In April 2001, TXU Corp. repurchased 1.3 million shares of its common stock for $44 million under one of two existing equity purchase agreements with certain financial institutions. Following that purchase, TXU Corp. terminated both agreements without purchasing additional shares. Settlement of these agreements had no effect on earnings. During 2000, TXU Corp. repurchased approximately 18.6 million shares of its common stock for $596 million through open market purchases. No additional repurchases were made and none are planned for 2003.

      In October 2002, TXU Corp. declared a common stock dividend of $0.125 per share, payable on January 2, 2003, which represented an 80% reduction from the previous dividend rate. The decrease was in response to capital market concerns regarding the liquidity of TXU Corp. and its US and Australian subsidiaries. See
Note 3 to Financial Statements regarding events related to TXU Europe. TXU Corp. paid quarterly dividends of $0.60 a share in April 2002, July 2002 and October 2002.

      TXU Corp. or its predecessor has declared common stock dividends payable in cash in each year since incorporation in 1945. The Board of Directors of TXU Corp., at its February 2003 meeting, declared a quarterly dividend of $0.125 a share, payable April 1, 2003, to shareholders of record on March 7, 2003. Future dividends may vary and are subject to consideration of TXU Corp.'s operating cash flow levels and capital requirements as well as financial and other business conditions existing at the time.

      Under Texas law, TXU Corp. may only declare dividends out of surplus, which is statutorily defined as total shareholders' equity less the book value of common stock (stated capital). The write-off of TXU Corp.'s investment in TXU Europe resulted in negative surplus. Texas law permits, subject to the receipt of shareholder approval, the reclassification of stated capital into surplus. TXU Corp. received such shareholder approval of this reclassification in a special meeting of shareholders held February 14, 2003. Accordingly, approximately $8.0 billion will be reclassified from stated capital to additional paid in capital, resulting in an increase of surplus in the same amount.

      The mortgage of Oncor restricts its payment of dividends to the amount of its retained earnings. Certain other debt instruments and preferred securities of TXU Corp.'s subsidiaries contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At December 31, 2002, there were no restrictions on the payment of dividends under these provisions.

      Other Capital Transactions -- Since August 2001, TXU Corp.'s requirements under its Direct Stock Purchase and Dividend Reinvestment Plan and Thrift Plan have been met through additional issuances by TXU Corp. of common stock. Issuances under these plans totaled 1,069,264 and 260,243 shares in 2002 and 2001, respectively.

      Capitalization -- TXU Corp. capitalization consists of common, preference and preferred stock, long-term debt securities, including equity-linked and exchangeable debt, and preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of TXU Corp. or its subsidiaries. The capitalization ratios of TXU Corp. at December 31, 2002, consisted of 8.2% equity-linked debt securities, 4.3% exchangeable subordinated notes, 54.4% other long-term debt, less amounts due currently, 2.9% trust securities, 1.2% preferred stock of subsidiaries, 1.7% preference stock and 27.3% common stock equity. Not reflected in these ratios is restricted cash of $210 million included in other investments that is held in trust for the defeasance of long-term debt.

      Equity-Linked Debt Securities -- In 2002 and 2001, TXU Corp. issued equity-linked securities with aggregate stated amounts of $440 million and $1.0 billion, respectively. Equity-linked debt securities are units that consist of
(i) TXU Corp. senior notes and (ii) a stock purchase contract that requires the holder to purchase TXU Corp. common stock in the future. The number of shares issuable upon settlement of stock purchase contracts is based on the market price, which is determined as the average of the closing price of TXU Corp. common stock on each of the twenty consecutive trading days ending on the third trading day immediately preceding the settlement date. The calculation of shares issuable is subject to a minimum price or "reference price" (typically this is the price of the common stock at the time of the initial issuance of the equity-linked debt securities) and a maximum price or "threshold appreciation price" (this represents a premium over the reference price that is negotiated in connection with the pricing of the offering). The reference price and the threshold appreciation price for each series of TXU Corp.'s equity-linked debt securities are based on market conditions at the time the securities were issued.

      To the extent the market price of TXU Corp. common stock is below the reference price on the applicable settlement date, holders of equity-linked debt securities would be required to purchase TXU Corp. common stock at a price higher than the market price at that time. The market price of TXU Corp.'s common stock is currently below the reference price for both currently outstanding series of TXU Corp.'s equity-linked debt securities. TXU Corp.'s liquidity and stock price affect the market price of the equity-linked debt securities (as well as the market price of other securities issued by TXU Corp. and its subsidiaries), but do not have any effect on the provisions of the equity-linked debt securities other than the impact on the settlement rate, as discussed above.

      Under the terms of the purchase contracts, TXU Corp. expects to issue between 24,953,600 and 30,514,000 shares of its common stock upon settlement. A total of 30,514,000 shares have been reserved for issuance.

      Exchangeable Subordinated Debt -- In November 2002, TXU Energy issued $750 million of exchangeable subordinated notes in a private placement. The notes will mature in November 2012, bear interest at the annual rate of 9% and permit the deferral of interest payments. TXU Corp. has granted the holders the right to exchange the notes for TXU Corp. common stock. The notes currently may be exchanged, subject to certain restrictions, at any time for up to approximately 57 million shares of TXU Corp. common stock at an exercise price of $13.1242 per share. The number of shares of TXU Corp. common stock that may be issuable upon the exercise of the exchange right is determined by dividing the principal amount of notes to be exchanged by the exercise price. The exercise price and the number of shares to be issued are subject to anti-dilution adjustments. The proceeds from the issuance of the notes were used for the repayment of two standby credit facilities that expired in November 2002. TXU Corp. recognized a discount on the notes of $111 million, which represented the excess of the market value of TXU Corp. common stock on the transaction date over the exercise price applied to the number of issuable shares. This discount is being amortized to interest expense over the term of the debt. As a result, the effective interest rate on the notes is 11.5%. At the time of any exchange of the notes for common stock, the unamortized discount will be proportionately written off as a charge to earnings. (See discussion in Note 7 to Financial Statements under "Exchangeable Subordinated Notes.")

       The exchangeable notes are subordinated in bankruptcy to all other TXU Energy obligations. TXU Energy has the right until May 2003 to require the holders of the notes to exchange their interest in the notes for a preferred equity interest in TXU Energy with economic and other terms substantially identical to the notes. The original purchasers of the notes have the right to nominate one member to the board of directors of TXU Corp., and such member has been appointed to fill a vacancy. This right exists so long as the original purchasers hold at least 30% of their original investment in the form of common stock and/or notes, but no later than November 2012 or, if later, the date no notes remain outstanding. The holders of the notes are restricted from actions that would increase their control of TXU Corp.

       Registered Financing Arrangements -- TXU Corp., US Holdings, TXU Gas and other subsidiaries of TXU Corp. may issue and sell additional debt and equity securities as needed, including: (i) issuances by US Holdings of up to $25 million of Cumulative Preferred Stock and up to an aggregate of $924 million of additional Cumulative Preferred Stock, debt securities and/or preferred securities of subsidiary trusts and (ii) issuances by TXU Gas of up to an aggregate of $400 million of debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the Securities and Exchange Commission (SEC) for offering pursuant to Rule 415 under the Securities Act of 1933.

       Long-Term Debt -- During the year ended December 31, 2002, TXU Corp. and its subsidiaries issued, redeemed, reacquired or made scheduled principal payments on long-term debt as follows:

                                                    Issuances  Retirements
                                                    ---------  -----------
TXU Corp.:
      Equity-linked securities.....................  $  440      $  109
      Other long-term debt.........................     145         326

Oncor:
      First mortgage bonds.........................       -       1,012
      Senior secured notes.........................   2,050           -
      Medium term notes............................       -          73
      Fixed rate debentures........................   1,000           -

TXU Gas:
      Putable asset term securities................       -         200

TXU Energy:
      Exchangeable subordinated notes..............     750           -
      Pollution control revenue bonds..............      61          61
      Floating rate debentures.....................       -       1,500
      Other long-term debt.........................       -         123

US Holdings:
      Debt assumed for purchase of utility plant...       -           4

TXU Australia:
      Long-term debt...............................     121         188
                                                      -----      ------

       Total.......................................  $4,567      $3,596
                                                     ======      ======

      In early March 2003, TXU Energy issued $1.25 billion aggregate principal amount of senior unsecured notes in two series in a private placement with registration rights. One series of $250 million is due March 15, 2008, and bears interest at the annual rate of 6.125%, and the other series of $1 billion is due March 15, 2013, and bears interest at the annual rate of 7%. Net proceeds from the issuance will be used for general corporate purposes, including the repayment of advances from affiliates.

      See Notes 6, 7, 8 and 10 to Financial Statements for further detail of debt issuance and retirements, financing arrangements, trust securities and capitalization.

      At December 31, 2002, TXU Corp. had credit facilities (some of which provide for long-term borrowings) as follows:

                                                                                            At December 31, 2002
                                                                          --------------------------------------------------
                                                         Authorized          Facility    Letters of     Cash
Facility                               Expiration Date   Borrowers             Limit       Credit    Borrowings   Availability
--------                               ---------------   ---------             -----       ------    ----------   ------------


364-Day Revolving Credit Facility      April 2003        US Holdings, TXU
                                                           Energy, Oncor      $ 1,000      $  121      $  879       $   --
364-Day Senior Secured Credit
Facility                               December 2003     Oncor                    150          --          --          150
Five-Year Revolving Credit Facility    February 2005     US Holdings            1,400         473         927           --
Three-Year Revolving Credit Facility   May 2005          TXU Corp.                500          --         500           --
                                                                              -------      ------      ------       ------
      Total US                                                                $ 3,050      $  594      $2,306       $  150

Senior Facility                        October 2004      TXU Australia        $   989      $   --      $  871       $  118
Working Capital Facility               October 2003      TXU Australia             56          --          --           56
Standby Facility (a)                   December 2003     TXU Australia             18          --          --           --
                                                                              -------      ------      ------       ------
      Total Australia                                                         $ 1,063      $   --      $  871       $  174

(a) Supports commercial paper borrowings, which were $18 million at December 31, 2002.

      In October 2002, US Holdings, Oncor and TXU Energy borrowed approximately $2.6 billion in cash against their available credit facilities, the total of which represented the remaining availability after $549 million was used to support outstanding letters of credit. These funds and other available cash were used, in part, to repay outstanding commercial paper upon maturity. As of December 31, 2002, these facilities were fully drawn and were reflected in notes payable-banks on the balance sheet. Excess cash of approximately $1.6 billion at December 31, 2002, has been invested in liquid short-term marketable securities earning current market rates. These funds will be used to repay debt as it matures and meet other working capital requirements until such time as the commercial paper market becomes accessible.

      In January 2003, TXU Australia extended its $56 million (A$99 million) working capital facilities to October 2003. At December 31, 2002, the facility was fully available for future borrowings.

      In October 2002, Oncor entered into a commitment for a secured credit facility of up to $1 billion. The facility was intended to fund interim refinancings of approximately $700 million of maturing secured debt should market conditions not support a timely, cost effective refinancing. The balance was to be available for general corporate purposes at Oncor. In December 2002, Oncor issued $850 million senior secured notes, reducing the commitment to $150 million. Oncor subsequently converted the commitment to a $150 million secured 364-day credit facility.

      In May 2002, TXU Corp. entered into the $500 million three-year revolving credit facility with a group of banks that terminates May 1, 2005. This facility is used for working capital and general corporate purposes.

      In April 2002, US Holdings, TXU Energy and Oncor entered into the joint $1.0 billion 364-day revolving credit facility with a group of banks that terminates in April 2003, but borrowings outstanding at any time can be extended for one year. This facility is used for working capital and general corporate purposes. Up to $1.0 billion of letters of credit may be issued under the facility. This facility and the $500 million three-year revolving credit facility described above replaced the TXU Corp. and US Holdings $1.4 billion 364-day revolving credit facility that expired in April 2002.

      In the second quarter of 2002, each of TXU Energy and Oncor began issuing commercial paper to fund its short-term liquidity requirements. The commercial paper programs allow each of TXU Energy and Oncor to issue up to $2.4 billion and $1.0 billion of commercial paper, respectively. At December 31, 2002, each of the US credit facilities listed above provided back-up for outstanding commercial paper under the Oncor and TXU Energy programs. The TXU Corp. commercial paper program was discontinued in July 2002, and at that time, TXU Corp. was removed as a borrower under the $1.4 billion Five-Year Revolving Credit Facility. As of December 31, 2002, there was no outstanding commercial paper under these programs. Concurrent with events in October 2002, as described in Note 3, US commercial paper markets became inaccessible to TXU Corp., TXU Energy and Oncor. Commercial paper borrowings are expected to resume as market concerns regarding the liquidity of TXU Corp. and its US subsidiaries are mitigated.

      With respect to the 364-day revolving credit facility in the above table, TXU Corp. is pursuing various alternatives for renewing this facility, including the option under the agreement of converting the outstanding borrowings at the end of the term to a 364-day term loan.

      Over the next twelve months, TXU Corp. and its subsidiaries will need to fund ongoing working capital requirements and maturities of debt. TXU Corp. and its subsidiaries have funded or intend to fund these requirements through cash on hand, cash flows from operations, short-term credit facilities and the issuance of long-term debt or other securities. Other potential sources of funding include proceeds from asset sales and bank borrowings.

      Sale of Receivables -- Certain subsidiaries of TXU Corp. sell trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Corp., which sells undivided interests in accounts receivable it purchases to financial institutions. As of December 31, 2002, TXU Energy (through certain subsidiaries), Oncor and TXU Gas are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of December 31, 2002, $1.26 billion face amount of receivables were sold to TXU Receivables Company under the program in exchange for cash of $406 million and $820 million in subordinated notes, with $31 million of losses on sales for the year ended December 31, 2002, that principally represent the interest costs on the underlying financing. These losses approximated 5% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Funding under the program decreased from $600 million at September 30, 2002, to $406 million at December 31, 2002, primarily due to billing and collection delays arising from new systems and processes in TXU Energy and ERCOT for clearing customer switching and billing data, as well as seasonality of the business.

      Upon termination, cash flows to the originators would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests of the financial institutions instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. TXU Business Services Company, a subsidiary of TXU Corp., services the purchased receivables and is paid a market based servicing fee by TXU Receivables Company. The subordinated notes receivable from TXU Receivables Company represent TXU Corp.'s subsidiaries' retained interests in the transferred receivables and are recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the subordinated notes, and are included in accounts receivable in the consolidated balance sheet.

      In October 2002, the program was amended to extend the program to July 2003, to provide for reserve requirement adjustments as the quality of the portfolio changes and to provide for adjustments to reduce receivables in the program by the related amounts of customer deposits held by originators. In February 2003, the program was further amended to allow receivables that are 31-90 days past due into the program.

      Contingencies Related to Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

  o the credit rating for the long-term senior debt securities of both any originator and its parent guarantor, if any, declines below BBB- by S&P or Baa3 by Moody's; or
  o the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds.

      The delinquency and dilution ratios exceeded the relevant thresholds at various times during 2002 and in January 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customer switching and billing data. The resolution of these issues as well as the implementation of new POLR rules by the Commission are expected to bring the ratios in consistent compliance with the program. (See discussion in Note 15 to Financial Statements under "Provider of Last Resort.")

       Credit Ratings of TXU Corp. and its US and Australian Subsidiaries -- The current credit ratings for TXU Corp. and its US and Australian subsidiaries are presented below:

                     TXU Corp.       US Holdings       Oncor      TXU Energy              TXU Gas       TXU Australia
                 ---------------   ---------------    --------   -----------------  -----------------  ---------------
                 (Senior Unsecured)(Senior Unsecured) (Secured)  (Senior Unsecured) (Senior Unsecured) (Senior Unsecured)

S&P..............     BBB-             BBB-            BBB            BBB                 BBB             BBB

Moody's..........     Ba1              Baa3            Baa1           Baa2                Baa3            Baa2

Fitch............     BBB-             BBB-            BBB+           BBB                 BBB-            BBB-

      Moody's currently maintains a negative outlook for TXU Corp., TXU Gas and TXU Australia, and a stable outlook for US Holdings, TXU Energy and Oncor. Fitch Rating (Fitch) currently maintains a stable outlook for each such entity. Standard and Poor's (S&P) currently maintains a negative outlook for each such entity.

      These ratings are investment grade, except for Moody's rating of TXU Corp.'s senior unsecured debt, which is one notch below investment grade.

      A rating reflects only the view of a rating agency and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of TXU Corp. and its consolidated subsidiaries contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. TXU Energy's exchangeable subordinated notes also limit its incurrence of additional indebtedness unless a leverage ratio and interest coverage test are met on a pro forma basis. As of December 31, 2002, TXU Corp. and its US and Australian subsidiaries were in compliance with all such applicable covenants.

      Certain financing and other arrangements of TXU Corp. and its continuing US and Australian subsidiaries contain provisions that are specifically affected by changes in credit ratings and also include cross default provisions. The material provisions are described below:

      Credit Rating Provisions
      ------------------------
      As fully described in Note 16 to Financial Statements, in connection with the telecommunications joint venture (Pinnacle) transaction, in the event of a decline in the credit rating for TXU Corp.'s unsecured, senior long-term obligations to two notches below investment grade (i.e., to or below 'BB' by S&P or Fitch or 'Ba2' by Moody's), coupled with a decline in the market price of TXU Corp. common stock below $21.93 per share for ten consecutive trading days, TXU Corp. would be required to sell equity or otherwise raise cash proceeds sufficient to repay Pinnacle's senior secured notes ($810 million outstanding at December 31, 2002). The market price of TXU Corp.'s common stock is below the stated level.

      TXU Energy has provided a guarantee of the obligations under TXU Corp.'s lease (approximately $140 million at December 31, 2002) for its headquarters building. In the event of a downgrade of TXU Energy's credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such ratings decline.

      TXU Energy has entered into certain commodity contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request TXU Energy to post collateral in the event that its credit rating falls below investment grade.

      Based on its current commodity contract positions, if TXU Energy were downgraded below investment grade by any specified rating agency, counterparties would have the option to request TXU Energy to post additional collateral of approximately $150 million.

      In addition, TXU Energy has a number of other contractual arrangements where the counterparties would have the right to request TXU Energy to post collateral if its credit rating was downgraded below investment grade by any specified rating agency. The amount TXU Energy would post under these transactions depends in part on the value of the contracts at that time. Based on current market conditions, the maximum TXU Energy would post for these transactions is $246 million. Of this amount, $190 million relates to an arrangement that would require TXU Energy to be downgraded to below investment grade by all three rating agencies before collateral would be required to be posted.

      TXU Energy is also the obligor on leases aggregating $167 million. Under the terms of those leases, if TXU Energy's credit rating was downgraded to below investment grade by any specified rating agency, TXU Energy could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the leases.

      ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy's credit rating was downgraded to below investment grade by any specified rating agency, TXU Energy could be required to post collateral of approximately $31 million.

      Under the accounts receivables program, all originators (currently TXU Energy through certain subsidiaries, Oncor and TXU Gas), are required to maintain a 'BBB-' (S&P) and a 'Baa3' (Moody's) rating or better (or supply a parent guarantee with a similar rating). A downgrade below the required ratings for an originator would prevent that originator from selling its accounts receivable under the program. If all originators are downgraded so that there are no eligible originators, the facility would terminate. Upon termination, cash flows to the originators would be delayed as collections of sold receivables were used to repurchase the undivided interests of the financial institutions instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days.

       In the event that TXU Australia's credit rating was downgraded to below investment grade, there are cross currency swaps and interest rate swaps in effect with banks who have the right to terminate the swaps. However, the contracts are currently in the money on a net basis.

      TXU Australia has several contracts that may require additional guarantees or cash collateral totaling approximately $62 million if its credit rating was downgraded to below investment grade, or if there was a material adverse change in its financial condition.

      Other agreements of TXU Corp. and its subsidiaries, including some of the credit facilities discussed above, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of TXU Corp. or its subsidiaries.

      Cross Default Provisions
      ------------------------

      Certain financing arrangements of TXU Corp. and its subsidiaries contain provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions. Most agreements have a cure period of up to 30 days from the occurrence of the specified event during which the company is allowed to rectify or correct the situation before it becomes an event of default.

      TXU Corp.'s $500 million three-year revolving facility contains a cross-default with respect to any default by TXU Corp. or any US subsidiary thereof in respect of any indebtedness in excess of $50 million. A default by TXU Australia would not trigger the cross-default provision contained in this facility.

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross-default under the $1.0 billion joint US Holdings/TXU Energy/Oncor 364-day revolving credit facility, the $1.4 billion US Holdings 5-year revolving credit facility, two letter of credit reimbursement and credit facility agreements ($68.1 million and $54.2 million currently outstanding, respectively) and the $103 million TXU Mining Company LP senior notes (which have a $1 million threshold). Under the joint US Holdings/TXU Energy/Oncor $1.0 billion 364-day revolving credit facility a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy and US Holdings, but not as to Oncor. Also, under this credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facility as to Oncor and US Holdings, but not as to TXU Energy. Further, under this credit facility, a default by US Holdings would cause the maturity of outstanding balances under such facility to be accelerated as to US Holdings, but not as to Oncor or TXU Energy. Under the Oncor $150 million credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated.

      The accounts receivable program described above contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services Company each have a cross default threshold of $50 thousand. If either an originator, TXU Business Services Company or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

      TXU Corp.'s 6% Notes due 2003 to 2004, which are held by the Pinnacle Overfund Trust ($178 million outstanding at December 31, 2002) and Pinnacle's 8.83% Senior Secured Notes due 2004 ($810 million outstanding at December 31,
2002) contain cross-default provisions relating to a failure to pay principal or interest on indebtedness of TXU Corp. or TXU Communications Ventures Company (TXU Communications) (in the case of the 8.83% Senior Secured Notes due 2004) in a principal amount of $50 million or above.

      TXU Energy has entered into certain mining and equipment leasing arrangements aggregating $226 million that would terminate upon the default on any other obligations of TXU Energy owed to the lessor. In the event of a default by TXU Mining Company LP, a subsidiary of TXU Energy, on indebtedness in excess of $1 million, a cross default would result under the $31 million TXU Mining Company LP leveraged lease and the lease would terminate.

      A default by TXU Gas or any of its material subsidiaries on indebtedness of $25 million or more would result in a cross-default under the $300 million TXU Gas senior notes due 2004 and 2005.

      TXU Energy enters into energy-related contracts, the master forms of which contain provisions whereby an event of default would occur if TXU Energy were to default under an obligation in respect of borrowings in excess of thresholds stated in the contracts, which thresholds vary.

      TXU Corp. and its subsidiaries have other arrangements, including interest rate and currency swap agreements and leases with cross default provisions, the triggering of which would not result in a significant effect on liquidity.

       Regulatory Asset Securitization -- The regulatory settlement plan approved by the Commission provides Oncor with a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to monetize and recover generation-related regulatory assets. The settlement plan provides that there will be an initial issuance of securitization bonds in the amount of up to $500 million followed by a second issuance for the remainder after 2003. (See discussion in Note 15 to Financial Statements under "Regulatory Asset Securitization.")

      Leases -- In February 2002, TXU Corp. sold its interest in its headquarters building in Dallas, Texas for $145 million. Simultaneously with the sale of the property, TXU Corp. entered into a twenty-year lease obligation for the property. At the end of the initial twenty-year term of the lease, TXU Corp. has the right, but not the obligation, to renew the lease for three ten-year renewal terms under which rents will be paid based on then-existing market conditions. The sale was accounted for as a financing and the obligation is reflected in long-term debt.

      Long-term Contractual Obligations and Commitments -- The following table summarizes the contractual cash obligations of TXU Corp. for each of the periods presented (see Notes 7 and 16 to Financial Statements for additional disclosures regarding terms of these obligations.)

                                                                   Payment Due
                                     -------------------------------------------------------------------
Contractual  Cash Obligations           2003       2004       2005       2006       2007     Thereafter
-----------------------------           ----       ----       ----       ----       ----     ----------
Long - term debt..................       $854     $1,526       $402     $1,521       $884     $7,351
Mandatorily redeemable preferred
     securities and preferred
     stock of subsidiaries........         10         10          1          -          -        515
Capital lease obligations ........          1          1          2          2          2          6
Operating leases .................        101         93         85         75         78        557
Capacity payments-electricity
  contracts ......................        316        164        149        119         20         12
Coal contracts ...................         94         79         23         18          -          -
Pipeline transportation and storage
     reservation fees.............         14          6          6          6          4          6

Gas take-or-pay contracts  .......         88         81         99        145        138      1,256
                                       ------     ------       ----     ------     ------     ------
Total contractual cash obligations     $1,478     $1,960       $767     $1,886     $1,126     $9,703
                                       ======     ======       ====     ======     ======     ======

--------------------------

      Guarantees -- TXU Corp. has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Project development guarantees -- In 1990, TXU Corp. repurchased an electric co-op's minority ownership interest in the Comanche Peak generation plant and assumed the co-op's indebtedness to the US government for the facilities. TXU Corp. is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. TXU Corp. guaranteed the co-op's payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op's rights under the agreement, and such payments would then be owed directly by TXU Corp. At December 31, 2002, the balance of the indebtedness was $140 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

      Residual value guarantees in operating leases -- TXU Corp. is the lessee under various operating leases that obligate it to guarantee the residual values of the leased facilities. At December 31, 2002, the aggregate maximum amount of residual values guaranteed was approximately $299 million with an estimated residual recovery of approximately $222 million. The average life of the lease portfolio is approximately nine years.

      Shared saving guarantees -- TXU Corp. has guaranteed that certain customers will realize specified annual savings resulting from energy management services it has provided. In the aggregate, the average annual savings has exceeded the annual savings guaranteed. The maximum potential annual payout is approximately $4 million and the maximum total potential payout is approximately $19 million. The average remaining life of the portfolio is approximately five years.

      Standby letters of credit -- TXU Corp. has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $523 million of letters of credit are outstanding to support existing floating rate pollution control revenue bond financings on existing debt of approximately $433 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2003; however, TXU Corp. intends to provide from either existing or new facilities for the extension, renewal or substitution of these letters of credit to the extent required for such floating rate debt or their remarketing as fixed rate debt.

      TXU Corp. has provided for the posting of letters of credit in the amount of $183 million to support portfolio management margin requirements in the normal course of business. As of December 31, 2002, approximately 82% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the second year.

      TXU Corp. has provided for the posting of a letter of credit in the amount of $32 million as support for a subordinated loan related to a pipeline construction project in Australia. The obligation expires on January 31, 2005.

      TXU Australia has provided for the posting of letters of credit in the amount of approximately $55 million, primarily to allow participation in the electricity and gas spot markets. Although the average life of these guarantees is for approximately one year, the obligation to provide guarantees is ongoing based on TXU Australia's continued participation in the electricity and gas spot markets.

      Surety bonds -- TXU Corp. has provided for the issuance of approximately $23 million of surety bonds to support performance under various subsidiary construction contracts in the normal course of business. The term of the surety bond obligations is approximately three years.

      TXU Corp. has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $16 million at December 31, 2002, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TXU Corp. is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TXU Corp., of $4 million annually for 2003, $7 million for 2004 and $1 million for 2005 and 2006. Annual payments made by TXU Corp., net of amounts assumed by a third party under such contracts, were $4 million for each of the last three years. In addition, TXU Corp. is obligated to pay certain variable costs of operating and maintaining the reservoirs. TXU Corp. has assigned to a municipality all its contract rights and obligations of TXU Corp. in connection with $19 million remaining principal amount of bonds at December 31, 2002, issued for similar purposes, which had previously been guaranteed by TXU Corp. TXU Corp. is, however, contingently liable in the unlikely event of default by the municipality.

      A discontinued engineering and construction business of TXU Gas constructed a plant for which performance is warranted through 2008.

Off Balance Sheet Arrangements

      See discussion above under Sale of Receivables.

      Investments in Unconsolidated Entities -- TXU Corp. has a 50% voting interest in Pinnacle. TXU Corp.'s investment in Pinnacle is accounted for using the equity method. Assets of the joint venture are not TXU Corp.'s and are not available to pay creditors of TXU Corp. Pinnacle's principal investment is in TXU Communications, a telecommunications business that operates an established incumbent local exchange carrier serving residential and business customers in East Texas and certain suburbs of Houston, Texas.

      Following is a summary of the Pinnacle ownership structure:

   o Pinnacle is a limited partnership, with the sole general partnership interest of 0.5% being owned by Pinnacle One GP, and with two similar 49.75% limited partnership interests each being owned by TXU Corp. and Zenith, an unaffiliated statutory business trust with a bank as its trustee,
   o  Pinnacle One GP is equally owned by Zenith and TXU Corp.,
   o Pinnacle One GP is managed by a board of managers consisting of six individuals, with three managers being appointed by each owner, and
   o Notwithstanding the rights of Zenith to appoint half of Pinnacle One GP's managers and to participate in selecting its officers, all of the current managers and officers of Pinnacle One GP, with the exception of one lower level officer, are directly affiliated with TXU Corp.

      In connection with its formation, Pinnacle issued $810 million of 8.83% senior secured notes due August 15, 2004. The notes are secured by all of Pinnacle's assets, including its shares of TXU Communications. Total proceeds (net of transaction costs), including $150 million received from third-party investors, were used by Pinnacle to make a $600 million cash distribution to TXU Corp., in exchange for TXU Corp.'s contribution of the stock of TXU Communications to Pinnacle, and fund a trust in the amount of $336 million. The trust assets, including principal and related interest earned, are being used to pay interest on the senior secured notes and distributions to the third-party investors. The trust assets consist of TXU Corp. debt securities with a principal amount of $178 million as of December 31, 2002. The debt securities issued to that trust are reflected in long-term debt (see Note 7 to Financial Statements for detail listing of debt issues). Interest expense on the note payable totaled $15 million and $17 million for 2002 and 2001, respectively.

      TXU Corp. provides a $200 million revolving credit facility to TXU Communications, expiring 2004, of which $144 million was outstanding (at an average interest rate of 3.5%) and included in investments on TXU Corp.'s balance sheet as of December 31, 2002. Interest income on the revolving credit facility totaled $5 million and $8 million for 2002 and 2001, respectively. In addition, TXU Corp. has made and may make future capital contributions to Pinnacle to fund a portion of TXU Communications' capital expenditures. TXU Corp. also provides administrative services to Pinnacle and its affiliates at cost, which totaled $3 million and $5 million for 2002 and 2001, respectively.

      In connection with the Pinnacle debt transaction, TXU Corp. issued 810,000 shares of Mandatorily Convertible Single Reset Preference Stock, Series C (Series C Preference Stock) to Pinnacle One Share Trust, a consolidated trust (Share Trust). The Series C Preference Stock is convertible into common stock of TXU Corp. in the event of:

    (a) a default by Pinnacle in connection with its $810 million of senior secured notes,
    (b) a decline in the market price of TXU Corp. common stock below $21.93 per share for ten consecutive trading days (the market price has declined below this price) coupled with a decline in the credit rating for TXU Corp.'s unsecured, senior long-term obligations to or below BB by S&P or Fitch or Ba2 by Moody's, or
    (c) Pinnacle's inability to raise sufficient cash to repay its senior secured notes 120 days prior to maturity (August 2004) through the sale of its shares of TXU Communications or the sale of assets of TXU Communications.

      TXU Corp. would be required to sell equity, use available liquidity or otherwise raise proceeds sufficient to repay Pinnacle's senior secured notes. If TXU Corp. did not have available liquidity or raise sufficient proceeds, the Share Trust could be required to sell some or all of the Series C Preference Stock. The dividend rate and conversion price of the Series C Preference Stock would be reset at the time of sale to generate proceeds sufficient to redeem the senior secured notes. The market price of TXU common stock at the time of sale of the Series C Preference Stock would determine the dilutive impact to common stockholders. Currently, TXU Corp. expects that it will have sufficient liquidity or otherwise would be able to sell equity or debt securities to satisfy its contingent obligations to repay Pinnacle's debt.


      Had TXU Corp. been required to consolidate Pinnacle at December 31, 2002, TXU Corp.'s debt would have increased by approximately $648 million. TXU Corp. does not believe that a consolidation of Pinnacle would have a material impact on its liquidity or financial condition.

      For the years ended December 31, 2002 and 2001, Pinnacle reported revenues of $215 million and $202 million, respectively, and incurred a net loss of $180 million and $106 million, respectively, due largely to impairments of goodwill and other long-lived assets in 2002 of $75 million after-tax, interest expense on the senior secured notes and the distributions to the third-party investors. TXU Corp. recorded its equity in Pinnacle's losses for the years ended December 31, 2002 and 2001, of $104 million and $53 million, respectively, which is reported in other deductions in the statement of income. At December 31, 2002, Pinnacle had total assets of approximately $858 million (including goodwill of $318 million) and liabilities of $1.1 billion, including long-term debt securities of $810 million issued at the time of Pinnacle's formation. TXU Corp.'s investment in Pinnacle was negative $392 million as of December 31, 2002, classified in noncurrent liabilities and other deferred credits in the balance sheet. The $392 million represents TXU Corp.'s potential obligation under the partnership agreement, including retirement of the $810 million in debt and amounts due the partner, net of estimated value realizable from the business.

      As a result of the impairments of goodwill and long-lived assets recorded by Pinnacle, TXU Corp. evaluated its potential obligations related to the partnership arrangement. TXU Corp. determined that it was probable, in light of the decline in value of the business, that an economic loss had occurred, and accordingly recorded a charge of $150 million (without tax benefit) in 2002 , reported in other deductions in the statement of income. Contingent income tax amounts payable related to Pinnacle, in excess of $11 million in accumulated deferred income taxes recorded at December 31, 2002, total approximately $60 million. Such unrecorded liability would arise if the business was sold at its current estimated fair value.

      In February 2003, TXU Corp. and Zenith entered into a Put/Call Agreement pursuant to which TXU Corp. has the right, at any time, to buy from Zenith all of its interests in Pinnacle and in Pinnacle's general partner for $150 million. Conversely, Zenith has the right to require TXU Corp. to buy those interests for that amount if (i) there is an event of default under the Pinnacle senior secured notes that leads to acceleration, (ii) the Pinnacle senior secured notes mature, or (iii) the Pinnacle senior secured notes are redeemed early and there is a default under TXU Corp.'s $500 million working capital credit facility (based on its terms as of February 2003 and without regard to future amendments). In consideration of the rights accorded TXU Corp. under the agreement and applicable accounting rules, TXU Corp. will consolidate the operations of Pinnacle in its financial statements effective with reporting for the first quarter of 2003.

      Under Rule 309 of Regulation S-X, TXU Corp. is required to file separate audited financial statements of Pinnacle. TXU Corp. expects to file those financial statements by amendment to its Form 10-K on or before March 31, 2003.

      TXU Corp. has equity ownership interests in certain various other businesses which are accounted for using the equity method. There are no material contingencies related to these investments other than Pinnacle described above, and TXU Corp. has not provided any guarantees related to these investments.

Quantitative and Qualitative Disclosure About Market Risk

      Market risk is the risk that TXU Corp. may experience a loss in value as a result of changes in market conditions such as commodity prices, interest rates or foreign currency exchange rates, which TXU Corp. is exposed to in the ordinary course of business. TXU Corp.'s exposure to market risk is affected by a number of factors, including the size, duration and composition of its energy and financial portfolio, as well as volatility and liquidity of markets. TXU Corp. enters into financial instruments, including cash flow hedges to manage interest rate risks and foreign currency exchange rate risks related to its indebtedness, as well as exchange traded, OTC contracts and other contractual commitments to manage commodity price risk in its portfolio management activities.

Risk Oversight

      TXU Corp.'s portfolio management operations manage the market, credit and operational risk of the unregulated energy business within limitations established by senior management and in accordance with TXU Corp.'s overall risk management policies. Market risks are monitored daily by risk management groups that operate and report independently of the portfolio management operations, utilizing industry accepted practices and analytical methodologies. These techniques measure the risk and change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies.


      TXU Corp. has a corporate risk management organization that is headed by a chief risk officer. The chief risk officer, through his designees, enforces the VaR limits by region, including the respective policies and procedures to ensure compliance with such limits and evaluates the risks inherent in the various businesses of TXU Corp. and their associated transactions. Key risk control activities include, but are not limited to, credit review and approval, operational and market risk measurement, validation of transactions, portfolio valuation and daily portfolio reporting, including mark-to-market valuation, VaR and other risk measurement metrics.

Commodity Price Risk

      TXU Corp. is subject to the inherent risks of market fluctuations in the price of electricity, natural gas and other energy-related products marketed and purchased. Through its portfolio management operations, TXU Corp. actively manages its portfolio of owned generation, fuel supply and retail load to mitigate the impacts of these risks on its results of operations.

      In managing energy price risk, TXU Corp. enters into short- and long-term physical contracts, financial contracts that are traded on exchanges and "over-the-counter", and bilateral contracts with customers. Speculative trading activities represent a small fraction of the portfolio management process. The portfolio management operation continuously monitors the valuation of identified risks and adjusts the portfolio based on current market conditions. Valuation adjustments or reserves are established in recognition that certain risks exist until full delivery of energy has occurred, counterparties have fulfilled their financial commitments and related financial instruments have either matured or are closed out.

      VaR Methodology -- A VaR methodology is used to measure the amount of current and prospective risk that exists within a portfolio under a variety of market conditions. The VaR process produces an estimate of a portfolio's potential for loss given a specified confidence level and considers among other things, market movements utilizing standard statistical techniques given historical and projected market prices and volatilities. Stress testing of market variables is also conducted to simulate and address abnormal market conditions.

      The use of this method requires a number of key assumptions, such as use of (i) an assumed confidence level; (ii) an assumed holding period (i.e. the time necessary for management action, such as to liquidate positions); and (iii) historical estimates of volatility and correlation data.

      VaR for Energy Contracts Subject to Mark-to-Market Accounting -- This measurement estimates the maximum potential loss in value, due to price risk, of all energy-related contracts subject to mark-to-market accounting, based on a specific confidence level and an assumed holding period. Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period. A probabilistic simulation methodology is used to calculate VaR, and is considered by management to be the most effective way to estimate changes in a portfolio's value based on assumed market conditions for liquid markets. TXU Australia uses a variance-covariance methodology in deriving its VaR calculation, due to the differences in its market as compared to that of TXU Energy.

                                                            2002       2001(a)
                                                            ----       ----
   Year-end VaR:
   ------------
   North America Energy................................... $23.2        $38.7
   Australia ............................................. $13.4        $17.4


   Average VaR:
   -----------
   North America Energy................................... $38.0           -
   Australia ............................................. $14.8           -

(a) Comparable information on an average VaR basis is not available for the full year of 2001 because during part of 2001, VaR was calculated using different assumptions than in 2002 and an average VaR for 2001 would therefore not be comparable.

      Portfolio VaR -- Represents the estimated maximum potential loss in value, due to price risk, of the entire energy portfolio, including owned assets and all contractual positions (the portfolio assets). Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period and includes both mark-to-market and accrual positions expiring over the next ten years.

                                                          2002         2001(a)
                                                          ----         ----
  Year- end Portfolio VaR:
  -----------------------
  North America Energy................................... $143.5          -
  Australia ............................................. $ 21.9       $16.5


  Average VaR:
  -----------
  Australia.............................................. $ 22.8          -


(a) Prior to deregulation in Texas, which became effective January 1, 2002, the portfolio assets included in the Portfolio VaR were regulated assets and not subject to market risk. As a result, there is no Portfolio VaR at year-end 2001 and no average Portfolio VaR for either 2001 or 2002.

      Other Risk Measures -- The metrics appearing below provide information regarding the effect of energy price risk on earnings and cash flow. Similar metrics for TXU Australia are not available.

      North America Earnings at Risk (EaR) -- EaR measures the estimated maximum short-fall in fiscal year projected margin (revenues less cost of energy sold), due to price risk. EaR metrics include the portfolio assets except for accrual positions expected to be settled beyond the fiscal year. Assumptions include using a 95% confidence level over a five-day holding period under normal market conditions. As of December 31, 2002, the EaR for TXU Energy was $27.7 million. As this measure is stated on the last business day of 2002, it represents the EaR measure for fiscal year 2003.

      North America Cash Flow at Risk (CFaR) -- CFaR measures the estimated maximum short-fall of projected cash flow over the next six months, due to price risk. CFaR metrics include all portfolio positions that impact cash flow during the next six months. Assumptions include using a 99% confidence level over a 125 business-day holding period under normal market conditions. As of December 31, 2002, the CFaR, based on a contract settlement period of six months, was $177.5 million.

Interest Rate Risk

      The table below provides information concerning TXU Corp.'s financial instruments as of December 31, 2002 and 2001, that are sensitive to changes in interest rates, which include debt obligations, interest rate swaps and trust securities. TXU Corp. has entered into interest rate swaps under which it has agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts at dates that generally coincide with interest payments. For trust securities, the table presents cash flows based on December 31, 2002, book value and the related weighted average rate by expected redemption date. The weighted average rate is based on the rate in effect at the reporting date. Capital leases and the effects of unamortized premiums and discounts and fair value hedges on long-term debt are excluded from the table. See Note 7 to Financial Statements for a discussion of changes in debt obligations.

                                       Expected Maturity Date
                            ----------------------------------------------

                                                                                     2002                2001
                                                                   There-   2002     Fair      2001      Fair
                            2003    2004    2005    2006    2007   After    Total    Value    Total     Value
                            ----    ----    ----    ----    ----   -----    -----    -----    -----     -----

Long-term debt
(including current
maturities)
  Fixed rate (a)            $ 837  $  654  $  401   $ 816  $  227  $6,408  $9,343   $9,327   $10,391   $10,657
    Average interest rate   6.17%   6.56%   6.91%   6.35%   5.13%   6.78%   6.64%       --     6.77%        --
  Variable rate             $  17  $  872  $    1   $ 205  $  158  $  502  $1,755   $1,800   $ 4,412   $ 4,412
    Average interest rate   5.61%   5.92%  12.80%   5.31%   5.29%   2.02%   4.68%       --     3.79%        --

Equity linked debt
securities
  Fixed rate                   --      --      --   $ 500  $  500  $  440  $1,440   $1,276   $   350   $   356
    Average interest rate      --      --      --   4.75%   5.45%   5.80%   5.31%       --     6.50%        --
  Variable rate                --      --      --      --      --      --      --       --   $ 1,000   $   997
    Average interest rate      --      --      --      --      --      --      --       --     2.50%        --

Trust securities
  Fixed rate                   --      --      --      --      --  $  368  $  368   $  346   $   368   $   386
    Average interest rate      --      --      --      --      --   7.82%   7.82%       --     7.82%        --
  Variable rate                --      --      --      --      --  $  147  $  147   $  150   $   147   $   150
    Average interest rate      --      --      --      --      --   3.95%   3.95%       --     3.95%        --

Preferred stock of
subsidiary subject to
mandatory redemption
  Fixed rate                $  10  $   10  $    1      --      --      --  $   21   $   15   $    21   $    21
    Average interest rate   6.68%   6.68%   6.98%      --      --      --   6.69%       --     6.69%        --

Interest rate swaps
(notional amounts)
  Variable to fixed         $ 467  $   70  $  342   $ 514  $  407      --  $1,800   $  (57)  $ 3,325   $  (130)
    Average pay rate        6.16%   6.48%   6.25%   6.15%   5.77%      --   6.10%       --     6.60%        --
    Average receive rate    4.26%   4.64%   4.79%   4.93%   4.79%      --   4.68%       --     4.11%        --
  Fixed to variable         $ 244      --      --   $ 250      --  $  100  $  594   $   57   $ 3,371   $    58
    Average pay rate        4.76%      --      --   1.43%      --   1.43%   2.80%       --     2.50%        --
    Average receive rate    5.86%      --      --   6.75%      --   7.25%   6.47%       --     5.97%        --

-------------------------

(a) Reflects the maturity date and not the remarketing date for certain debt which is subject to mandatory tender for remarketing prior to maturity. See Note 7 to Financial Statements for details concerning long-term debt subject to mandatory tender for remarketing.

Foreign Currency Risk

      TXU Corp. has exposure to foreign currency risks, primarily associated with the Australian operations. TXU Australia has accessed the US capital markets and issued dollar denominated obligations. TXU Corp. enters into currency swaps, options and forwards, where appropriate, to manage foreign currency exposure. The following table summarizes notional amounts at the contract exchange rates, weighted-average contractual exchange rates and estimated fair value by contract maturity for open contracts at December 31, 2002 and 2001:

                                                       Expected Maturity Date
                            ------------------------------------------------------------
                                  (Millions of dollars, except exchange rates)                 2002     2001
                                                                           There-   2002       Fair     Fair
                             2003     2004    2005     2006     2007       after    Total     Value    Value
                             ----     ----    ----     ----     ----      -------   -----     -----    -----
Australian dollar            --       --       --      $250      $ 219    $ 100     $ 569      $ 95    $ 102
Average exchange rate        --       --       --     $0.69      $0.53   $ 0.81     $0.65       --      --


      Credit Risk -- Credit risk relates to the risk of loss associated with non-performance by counterparties. TXU Corp. maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies require an evaluation of a potential counterparty's financial condition, credit rating, and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools, including but not limited to use of standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. TXU Corp. has standardized documented processes for monitoring and managing its credit exposure, including methodologies to analyze counterparties' financial strength, measurement of current and potential future credit exposures and standardized contract language that provides rights for netting and set-off. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, individual counterparties and credit portfolios are managed to preset limits and stress tested to assess potential credit exposure. This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure to TXU Corp. Additionally, TXU Corp. has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any prospective material adverse change in the financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

Concentration of Credit Risk

      TXU Corp.'s gross exposure to credit risk represents trade accounts receivable, commodity contract assets and derivative assets. (See Note 18 to Financial Statements for amount of gross exposure by region).

      A large share of gross assets subject to credit risk represents accounts receivable from the retail sale of electricity and gas to residential and small commercial customers. The risk of material loss from non-performance from these customers is unlikely based upon historical experience. Reserves for uncollectible accounts receivable are established for the potential loss from non-payment by these customers based on historical experience and market or operational conditions. The restructuring of the electric industry in Texas effective January 1, 2002, increases the risk profile of TXU Corp. in relation to these customers; however, TXU Corp. has the ability to take actions to mitigate such customer risk, particularly with the change in the POLR rules (see discussion in Note 15 to Financial Statements under "Provider of Last Resort"). In addition, Oncor has exposure to credit risk as a result of non-performance by nonaffiliated REPs.

      Most of the remaining trade accounts receivable are with large C&I customers. TXU Corp.'s wholesale commodity contract counterparties include major energy companies, financial institutions, gas and electric utilities, independent power producers, oil and gas producers and energy trading companies.

      The following table presents the distribution of credit exposure as of December 31, 2002, for commodity contract assets, and derivative assets and trade accounts receivable from large C&I customers, by investment grade and noninvestment grade, credit quality and maturity.

                                                                                Exposure by Maturity
                                                                           ----------------------------
                                Exposure
                                 before                                                      Greater
                                 Credit       Credit        Net     Less than 2      2-5      than 5
                               Collateral   Collateral   Exposure     years         years     years      Total
                               ----------   ----------  ---------   ---------       -----     ------    ------
Investment grade                 $  950        $ (61)      $  889       $  777        $108     $  4     $  889
Noninvestment grade                 517         (153)         364          339          25        -        364
                                 ------        -----       ------       ------        ----     ----     ------
      Totals                     $1,467        $(214)      $1,253       $1,116        $133     $  4     $1,253
                                 ======        =====       ======       ======        ====     ====     ======

Investment grade                     65%          28%          71%
Noninvestment grade                  35%          72%          29%


      The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of December 31, 2002, is $1.5 billion net of standardized master netting contracts and agreements which provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by TXU Corp. (cash, letters of credit and other security interests), the net credit exposure is $1.3 billion. Of this amount, approximately 71% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and TXU Corp.'s internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency, are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Corp. routinely monitors and manages its exposure to credit risk to these customers and counterparties on this basis.

      TXU Corp. had no exposure to any one customer or counterparty greater than 10% of the net exposure of $1.3 billion at December 31, 2002. Additionally, approximately 89% of the credit exposure, net of collateral held, has a maturity date of less than two years. TXU Corp. does not anticipate any material adverse effect on its financial position or results of operations as a result of non-performance by any customer or counterparty.

Regulation and Rates

      Restructuring Legislation -- See Note 15 to Financial Statements for a description of the significant provisions of the legislation passed by the Texas Legislature regarding the restructuring of the Texas electricity market to provide for a transition to competition. The opening of the Texas market to competition was effective January 1, 2002.

      TXU Gas -- TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. During 2002, rate cases were filed in 147 cities. The status of these cases is as follows: settlements were reached with 73 of these cities for annual increases aggregating $9 million; rate cases were withdrawn from 23 cities; and 51 cities declined settlement offers and passed ordinances denying the rate increases. On July 15, 2002, TXU Gas filed an appeal of these cities' actions with the Railroad Commission of Texas (RRC). A settlement was reached for $7.5 million. These settlements adjusted other aspects of the TXU Gas tariffs. The total annualized impact of the 2002 rate settlements and associated tariff adjustments is $22 million. In July 2001 and August 2001, TXU Gas filed two cases, a gas cost review, and a gas cost reconciliation, covering the period between November 1997 and June 2001, seeking to recover $29 million of under-recovered gas costs. On August 6, 2002, a settlement was approved by the RRC authorizing TXU Gas to recover $18 million of this amount, which has been recovered through a surcharge, while $11 million in under-recovered gas costs remains pending. On August 30, 2002, TXU Gas filed the city gate gas cost reconciliation for the twelve-month period ended June 30, 2002, with the RRC. During this period TXU Gas over-recovered its gas cost by $24 million, which is being refunded from October 2002 through June 2003. The refund has no material impact on the net income of TXU Gas.

      TXU Energy -- Under Commission rules, affiliated REPs of utilities are allowed to petition the Commission twice per year for an increase in the fuel factor component of their price-to-beat rates if the average price of natural gas futures increases more than 4% from the level used to set the previous price-to-beat fuel factor rate. On August 23, 2002, the Commission approved TXU Energy's request to increase the fuel factor component of its price-to-beat rates. The fuel factor increase went into effect for the billing cycle that began August 26, 2002. As a result, average monthly residential bills rose approximately 5%.

      In January 2003, TXU Energy filed a request with the Commission to increase the fuel factor component of its price-to-beat rates based upon significant increases in the market price of natural gas. This request was approved on March 5, 2003. The fuel factor increase went into effect for the billing cycle that began March 6, 2003. As a result, average monthly residential bills will rise approximately 12%. In March 2003, the Commission amended its rules to require that natural gas prices increase more than 5% (10% if the petition is filed after November 15 of any year) before allowing petitions for adjustments to the full factor component.

      Through calendar year 2002, TXU Energy was the POLR for residential and small non-residential customers in those areas of ERCOT where customer choice was available outside its historical service territory and was the POLR for large non-residential customers in its historical service territory. TXU Energy's POLR contract expired on December 31, 2002. However, in August 2002, the Commission adopted new rules that significantly changed POLR service. Under the new POLR rules, instead of being transferred to the POLR, non-paying residential and small non-residential customers served by affiliated REPs are subject to disconnection. Non-paying residential and small non-residential customers served by non-affiliated REPs are transferred to the affiliated REP. Non-paying large non-residential customers can be disconnected by any REP if the customer's contract does not preclude it. Thus, within the new POLR framework, the POLR provides electric service only to customers who request POLR service, whose selected REP goes out of business, or who are transferred to the POLR by other REPs for reasons other than non-payment. No later than October 1, 2004, the Commission must decide whether all REPs should be permitted to disconnect all non-paying customers. The new POLR rules are expected to result in reduced bad debt expense beginning in 2003.

      Through a competitive bid process, the Commission selected a POLR to serve for a two-year term beginning January 1, 2003, for several areas within Texas. In areas for which no bids were submitted, the Commission selected the POLR by lottery. TXU Energy did not bid to be POLR, but was designated POLR through lottery for small business and residential customers in certain West Texas service areas and for small business customers in the Houston service area.

       Australia -- The distribution tariffs for electricity until December 31, 2005, and for gas until December 31, 2007, were determined by the Essential Services Commission. According to the determination, the gas distribution tariffs are to be increased by 2.2% for 2003. Each subsequent year, the tariffs are to increase by 0.8% plus Consumer Price Index increase.

      In Victoria and New South Wales, the residential electricity markets have both become contestable since January 2002, and the residential gas markets have become contestable in New South Wales, from January 2002 and in Victoria, from October 2002. The residential energy prices are still regulated and determined by the government bodies of the respective States of Victoria and New South Wales.

      In South Australia, the residential energy market has been competitive since January 2003. TXU Australia intends to enter this market during 2003.

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

      Some important factors, in addition to others specifically addressed in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, that could have a material impact on TXU Corp.'s operations, financial results and financial condition, and could cause TXU Corp.'s actual results or outcomes to differ materially from those discussed in the forward-looking statements set forth below, include:

      The competitive electric market in Texas is new. TXU Corp., the Commission, ERCOT and other market participants have limited operating history under the market framework created by the 1999 Restructuring Legislation. ERCOT is the independent system operator that is responsible for maintaining reliable operations of the bulk electric power supply system in the ERCOT region. Its responsibilities include ensuring that information relating to a customer's choice of REP is conveyed in a timely manner to anyone needing the information. Some operational difficulties were encountered in the pilot program conducted in 2001 and are currently being experienced. Problems in the flow of information between ERCOT, the T&D utilities and the REPs have resulted in delays in switching customers from one REP to another and delays in billings to and payments from consumers and REPs. While the flow of information is improving, operational problems in the new system and processes are still being worked out.

      Existing laws and regulations governing the market structure in Texas, including the provisions of the 1999 Restructuring Legislation, could be reconsidered, revised or reinterpreted, or new laws or regulations could be adopted.

      TXU Corp.'s businesses operate in changing market environments influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. TXU Corp. will need to adapt to these changes and may face increasing competitive pressure.

      TXU Corp.'s businesses are subject to changes in laws (including the Texas Public Utility Regulatory Act, as amended, Texas Gas Utility Regulatory Act, as amended, Federal Power Act, as amended, Atomic Energy Act, as amended, Public Utility Regulatory Policies Act of 1978, as amended, and Public Utility Holding Company Act of 1935, as amended) and changing governmental regulatory policy and actions (including those of the Public Utility Commission of Texas, Railroad Commission of Texas, Federal Energy Regulatory Commission, and U.S. Nuclear Regulatory Commission) with respect to matters including, but not limited to, operation of nuclear power facilities, construction and operation of other power generation facilities, construction and operation of transmission facilities, acquisition, disposal, depreciation, and amortization of regulated assets and facilities, recovery of purchased gas costs, decommissioning costs, and return on invested capital for TXU Corp.'s regulated businesses, and present or prospective wholesale and retail competition.

      TXU Corp. is subject to the effects of new, or changes in, income tax rates or policies and increases in taxes related to property, plant and equipment and gross receipts and other taxes. Further, TXU Corp. is subject to audit and reversal of its tax positions by the Internal Revenue Service and other taxing authorities.

      TXU Corp. is not guaranteed any rate of return on its capital investments in unregulated businesses. TXU Corp. markets and trades power, including from its own power production facilities, as part of its wholesale energy sales business and portfolio management operation. TXU Corp.'s results of operations are likely to depend, in large part, upon prevailing retail rates, which are set, in part, by regulatory authorities, and market prices for electricity, gas and coal in its regional markets and other competitive markets. Market prices may fluctuate substantially over relatively short periods of time. Demand for electricity can fluctuate dramatically, creating periods of substantial under- or over-supply. During periods of over-supply, prices might be depressed. Also, at times there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets.

      Some of the fuel for TXU Corp.'s power production facilities is purchased under short-term contracts or on the spot market. Prices of fuel, including natural gas, may also be volatile, and the price TXU Corp. can obtain for power sales may not change at the same rate as changes in fuel costs. In addition, TXU Corp. markets and trades natural gas and other energy related commodities, and volatility in these markets may affect TXU Corp.'s costs incurred in meeting its obligations.

      Volatility in market prices for fuel and electricity may result from:

o   severe or unexpected weather conditions,

o   seasonality,

o   changes in electricity usage,

o the current diminished liquidity in the wholesale power markets as well as any future illiquidity in these or other markets,

o   transmission or transportation constraints, inoperability or inefficiencies,

o   availability of competitively priced alternative energy sources,

o   changes in supply and demand for energy commodities,

o   changes in power production capacity,

o outages at TXU Corp.'s power production facilities or those of its competitors,

o changes in production and storage levels of natural gas, lignite, coal and crude oil and refined products,

o natural disasters, wars, sabotage, terrorist acts, embargoes and other catastrophic events, and

o federal, state, local and foreign energy, environmental and other regulation and legislation.

      In the US, all but one of TXU Corp.'s facilities for power production are located in the ERCOT region, a market with limited interconnections to other markets. Electricity prices in the ERCOT region are related to gas prices because gas fired plant is the marginal cost plant unit during the majority of the year in the ERCOT region. Accordingly, the contribution to earnings and the value of TXU Corp.'s base-load plant is dependent in significant part upon the price of gas. TXU Corp. cannot fully hedge the risk associated with dependency on gas because of the expected useful life of TXU Corp.'s power production assets and the size of its position relative to market liquidity.

      To manage its financial exposure related to commodity price fluctuations, TXU Corp. routinely enters into contracts to hedge portions of its purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, lignite, coal, crude oil and refined products, and other commodities, within established risk management guidelines. As part of this strategy, TXU Corp. routinely utilizes fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the OTC markets or on exchanges. However, TXU Corp. cannot cover the entire exposure of its assets or its positions to market price volatility, and the coverage will vary over time. To the extent TXU Corp. has unhedged positions, fluctuating commodity prices can impact TXU Corp.'s results of operations and financial position, either favorably or unfavorably. For additional information regarding the accounting treatment for TXU Corp.'s hedging and portfolio management activities, see Notes 2 and 14 to Financial Statements. For additional information regarding the types of contracts and activities of TXU Corp.'s wholesale energy sales business and portfolio management operation, see the discussion above under "Financial Condition, Liquidity and Capital Resources - Qualitative and Quantitative Disclosures about Market Risk."

      Although TXU Corp. devotes a considerable amount of management time and effort to the establishment of risk management procedures as well as the ongoing review of the implementation of these procedures, the procedures it has in place may not always be followed or may not always work as planned and cannot eliminate all the risks associated with these activities. As a result of these and other factors, TXU Corp. cannot predict with precision the impact that its risk management decisions may have on its businesses, results of operations or financial position. For information regarding TXU Corp.'s risk management policies, see the discussion above under "Financial Condition, Liquidity and Capital Resources - Quantitative and Qualitative Disclosures about Market Risk - Risk Oversight."

      In connection with TXU Corp.'s portfolio management activities, TXU Corp. has guaranteed or indemnified the performance of a portion of the obligations of its portfolio management subsidiaries. Some of these guarantees and indemnities are for fixed amounts, others have a fixed maximum amount and others do not specify a maximum amount. The obligations underlying certain of these guarantees and indemnities are recorded on TXU Corp.'s consolidated balance sheet as both current and noncurrent commodity contract liabilities. These obligations make up a significant portion of these line items. TXU Corp. might not be able to satisfy all of these guarantees and indemnification obligations if they were to come due at the same time.

      TXU Corp.'s portfolio management activities are exposed to the risk that counterparties which owe TXU Corp. money, energy or other commodities as a result of market transactions will not perform their obligations. The likelihood that certain counterparties may fail to perform their obligations has increased due to financial difficulties, brought on by improper or illegal accounting and business practices, affecting some participants in the industry. Some of these financial difficulties have been so severe that certain industry participants have filed for bankruptcy protection or are facing the possibility of doing so. Should the counterparties to these arrangements fail to perform, TXU Corp. might be forced to acquire alternative hedging arrangements or honor the underlying commitment at then-current market prices. In such event, TXU Corp. might incur losses in addition to amounts, if any, already paid to the counterparties. For information regarding TXU Corp.'s credit risk, see the discussion above under "Financial Condition, Liquidity and Capital Resources - Quantitative and Qualitative Disclosure About Market Risk - Credit Risk" and Note 18 to Financial Statements.

      The current credit ratings for TXU Corp.'s and its subsidiaries' long-term debt are investment grade, except for Moody's credit rating for long-term debt of TXU Corp. (the holding company), which is one notch below investment grade. A rating reflects only the view of a rating agency, and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. If S&P, Moody's or Fitch were to downgrade TXU Corp.'s and/or its subsidiaries' long-term ratings, particularly below investment grade, borrowing costs would increase and the potential pool of investors and funding sources would likely decrease.

      Most of TXU Corp.'s large customers, suppliers and counterparties require sufficient creditworthiness in order to enter into transactions. If TXU Corp.'s subsidiaries' ratings were to decline to below investment grade, costs to operate the power and gas businesses would increase because counterparties may require the posting of collateral in the form of cash-related instruments, or counterparties may decline to do business with TXU Corp.'s subsidiaries.

      In addition, as discussed elsewhere in this Annual Report on Form 10-K, the terms of certain financing and other arrangements contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

      The operation of power production and energy transportation facilities involves many risks, including start up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency, the occurrence of any of which could result in lost revenues and/or increased expenses. A significant portion of TXU Corp.'s facilities was constructed many years ago. In particular, older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep it operating at peak efficiency. This equipment is also likely to require periodic upgrading and improvement. The increased starting and stopping of equipment due to the volatility of the competitive market is likely to increase maintenance and capital expenditures. TXU Corp. is subject to costs associated with any unexpected failure to produce power, including failure caused by breakdown or forced outage, as well as repairing damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, TXU Corp.'s ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, TXU Corp. could be subject to additional costs and/or the write-off of its investment in the project or improvement.

      Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. Likewise, TXU Corp.'s ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside its control.

      The ownership and operation of nuclear facilities, including TXU Corp.'s ownership and operation of the Comanche Peak generation plant, involve certain risks. These risks include: mechanical or structural problems; inadequacy or lapses in maintenance protocols; the impairment of reactor operation and safety systems due to human error; the costs of storage, handling and disposal of nuclear materials; limitations on the amounts and types of insurance coverage commercially available; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The following are among the more significant of these risks:

      o Operational Risk - Operations at any nuclear power production plant could degrade to the point where the plant would have to be shut down. If this were to happen, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments. Rather than incurring substantial costs to restart the plant, the plant may be shut down.

      o Regulatory Risk - The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under it or the terms of the licenses of nuclear facilities. Unless extended, the NRC operating licenses for Comanche Peak Unit 1 and Unit 2 will expire in 2030 and 2033, respectively. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

      o Nuclear Accident Risk - Although the safety record of Comanche Peak and nuclear reactors generally has been very good, accidents and other unforeseen problems have occurred both in the US and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident could exceed TXU Corp.'s resources, including insurance coverage.

      TXU Corp. will be required to apply a credit to its electricity delivery charges (retail clawback) to REPs in Texas beginning in early 2004 unless the Commission determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within its historical service territories is committed to be served by REPs other than TXU Corp. Under the Settlement Plan, if the 40% test is not met and a credit is required, the amount of these credits would be $90 multiplied by the number of residential or small commercial customers, as the case may be, that TXU Corp. serves on January 1, 2004, in its historical service territories less the number of new retail electric customers TXU Corp. serves in other areas of Texas. As of December 31, 2002, TXU Corp. had approximately 2.7 million residential and small commercial customers in its historical service territories. Based on assumptions and estimates regarding the number of customers expected in and out of territory, TXU Corp. recorded an accrual for retail clawback in 2002 of $185 million ($120 million after-tax). This accrual is subject to adjustment as the actual measurement date approaches.

      TXU Corp. is subject to extensive environmental regulation by governmental authorities. In operating its facilities, TXU Corp. is required to comply with numerous environmental laws and regulations, and to obtain numerous governmental permits. TXU Corp. may incur significant additional costs to comply with these requirements. If TXU Corp. fails to comply with these requirements, it could be subject to civil or criminal liability and fines. Existing environmental regulations could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to TXU Corp. or its facilities, and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions.

      TXU Corp. may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if TXU Corp. fails to obtain, maintain or comply with any such approval, the operation of its facilities could be stopped or become subject to additional costs. Further, at some of TXU Corp.'s older facilities it may be uneconomical for TXU Corp. to install the necessary equipment, which may cause TXU Corp. to shut down those facilities.

      In addition, TXU Corp. may be responsible for any on-site liabilities associated with the environmental condition of facilities that it has acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with certain acquisitions and sales of assets, TXU Corp. may obtain, or be required to provide, indemnification against certain environmental liabilities. Another party could fail to meet its indemnification obligations to TXU Corp.

      On January 1, 2002, most retail customers in Texas of investor-owned utilities, and those of any municipal utility and electric cooperative that opted to participate in the competitive marketplace, became able to choose their REP. On January 1, 2002, TXU Corp. began to provide retail electric services to all customers who did not take action to select another REP.

      TXU Corp. will not be permitted to offer electricity to residential and small commercial customers in its historical service territory at a price other than the price-to-beat rate until January 1, 2005, unless before that date the Commission determines that 40% or more of the amount of electric power consumed by each respective class of customers in that area is committed to be served by REPs other than TXU Corp. Because TXU Corp. will not be able to compete for residential and small commercial customers on the basis of price in its historical service territory, TXU Corp. could lose a significant number of these customers to other providers. In addition, at times, during this period, if the market price of power is lower than TXU Corp.'s cost to produce power, TXU Corp. would have a limited ability to mitigate the loss of margin caused by its loss of customers by selling power from its power production facilities.

      Other REPs will be allowed to offer electricity to TXU Corp.'s residential and small commercial customers at any price. The margin or "headroom" available in the price-to-beat rate for any REP equals the difference between the price-to-beat rate and the sum of delivery charges and the price that REP pays for power. The higher the amount of headroom for competitive REPs, the more incentive those REPs should have to provide retail electric services in a given market.

      In addition, TXU Corp. provides commodity and value-added energy management services to the large C&I customers who did not take action to select another REP beginning on January 1, 2002. TXU Corp. or any other REP can offer to provide services to these customers at any negotiated price. TXU Corp. believes that this market will be very competitive; consequently, a significant number of these customers may choose to be served by another REP, and any of these customers that select TXU Corp. to be its provider may subsequently decide to switch to another provider.

      An affiliated REP is obligated to offer the price-to-beat rate to requesting residential and small commercial customers in the historical service territory of its incumbent utility through January 1, 2007. The initial price-to-beat rates for the affiliated REPs, including TXU Corp.'s, were established by the Commission on December 7, 2001. Pursuant to Commission regulations, the initial price-to-beat rate for each affiliated REP is 6% less than the average rates in effect for its incumbent utility on January 1, 1999, adjusted to take into account a new fuel factor as of December 31, 2001.

      The results of TXU Corp.'s retail electric operations in its historical service territory will be largely dependent upon the amount of headroom available to TXU Corp. and the competitive REPs in TXU Corp.'s price-to-beat rate. Since headroom is dependent, in part, on power purchase costs, TXU Corp. does not know nor can it estimate the amount of headroom that it or other REPs will have in TXU Corp.'s price-to-beat rate or in the price-to-beat rate for the affiliated REP in each other Texas retail electric market. Headroom may be a positive or negative number. If the amount of headroom in its price-to-beat rate is a negative number, TXU Corp. will be selling power to its price-to-beat rate customers in its historical service territory at prices below its costs of purchasing and delivering power to those customers. If the amount of positive headroom for competitive REPs in its price-to-beat rate is large, TXU Corp. may lose customers to competitive REPs.

      In April 2002, pursuant to Commission rules, TXU Corp. filed a request with the Commission to increase the fuel factor component of its price to beat. On August 23, 2002, the Commission acted on this request, increasing TXU Corp.'s price-to-beat rates for residential and small commercial customers by slightly less than 5%. In January 2003, TXU Corp. filed a request with the Commission to increase the fuel factor component of its price-to-beat rates based upon significant increases in the market price of natural gas. This request was approved on March 5, 2003. The fuel factor increase went into effect for the billing cycle that began March 6, 2003. As a result, average monthly residential bills will rise approximately 12%. In March 2003, the Commission amended its rules to require that natural gas prices increase more than 5% (10% if the petition is filed after November 15 of any year) before allowing petitions for adjustments to the full factor component. There is no assurance that TXU Corp.'s price-to-beat rate will not result in negative headroom in the future, or that future adjustments to its price-to-beat rate will be adequate to cover future increases in its costs to purchase power to serve its price-to-beat rate customers.

      In most retail electric markets outside its historical service territory, TXU Corp.'s principal competitor may be the local incumbent utility company or its retail affiliate. The incumbent utilities have the advantage of long-standing relationships with their customers. In addition to competition from the incumbent utilities and their affiliates, TXU Corp. may face competition from a number of other energy service providers, or other energy industry participants, who may develop businesses that will compete with TXU Corp. in both local and national markets, and nationally branded providers of consumer products and services. Some of these competitors or potential competitors may be larger and better capitalized than TXU Corp. If there is inadequate margin in these retail electric markets, it may not be profitable for TXU Corp. to enter these markets.

      TXU Corp. depends on T&D facilities owned and operated by other utilities, as well as its own such facilities, to deliver the electricity it produces and sells to consumers, as well as to other REPs. If transmission capacity is inadequate, TXU Corp.'s ability to sell and deliver electricity may be hindered, it may have to forgo sales or it may have to buy more expensive wholesale electricity that is available in the capacity-constrained area. In particular, during some periods transmission access is constrained to some areas of the Dallas-Fort Worth metroplex. TXU Corp. expects to have a significant number of customers inside these constrained areas. The cost to provide service to these customers may exceed the cost to service other customers, resulting in lower gross margins. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to TXU Corp.'s customers could negatively impact the satisfaction of its customers with its service.

      Additionally, in Texas, TXU Corp. is dependent on unaffiliated T&D utilities for the reading of its customers' energy meters. TXU Corp. is required to rely on the utility or, in some cases, the independent transmission system operator, to provide it with its customers' information regarding energy usage, and it may be limited in its ability to confirm the accuracy of the information.

      In connection with any future entry into retail electric markets outside of Texas, TXU Corp. may be required under the regulatory structure of the relevant market to rely on utilities with which it may be competing to perform billing and collection services, the services and functions described in the prior paragraph or other services and functions. In addition, TXU Corp. may be required to enter into agreements with local incumbent utilities for use of the local distribution systems and for the creation and operation of functional interfaces necessary for TXU Corp. to serve its customers. Any delay in these negotiations or TXU Corp.'s inability to enter into reasonable agreements could delay or negatively impact its ability to serve customers in those markets.

      TXU Corp. offers its customers a bundle of services that include, at a minimum, the electric commodity itself plus transmission, distribution and related services. To the extent that the prices TXU Corp. charges for this bundle of services or for the various components of the bundle, either of which may be fixed by contract with the customer for a period of time, differ from TXU Corp.'s underlying cost to obtain the commodities or services, its results of operations would be adversely affected. TXU Corp. will encounter similar risks in selling bundled services that include non-energy-related services, such as telecommunications, facilities management, and the like. In some cases, TXU Corp. has little, if any, prior experience in selling these non-energy-related services.

      The 1999 Restructuring Legislation required the Commission to determine procedures and criteria for designating REPs to serve as the POLR in areas of the state in which retail competition is in effect. Through calendar year 2002, TXU Corp. was the POLR for residential and small non-residential customers in those areas of ERCOT where customer choice was available outside its historical service territory, and was the POLR for large non-residential customers in its historical service territory. TXU Corp.'s POLR contract expired on December 31, 2002. However, in August 2002, the Commission adopted new rules that significantly changed POLR service. Under the new POLR rules, instead of being transferred to the POLR, non-paying residential and small non-residential customers served by affiliated REPs are subject to disconnection. Non-paying residential and small non-residential customers served by non-affiliated REPs are transferred to the affiliated REP. Non-paying large non-residential customers can be disconnected by any REP if the customer's contract does not preclude it. Thus, within the new POLR framework, the POLR provides electric service only to customers who request POLR service, whose selected REP goes out of business, or who are transferred to the POLR by other REPs for reasons other than non-payment. No later than October 1, 2004, the Commission must decide whether all REPs should be permitted to disconnect all non-paying customers. The new POLR rules are expected to result in reduced bad debts expense beginning in 2003.

      Through a competitive bid process, the Commission selected a POLR provider to serve for a two-year term beginning January 1, 2003, for several areas within the State. In areas for which no bids were submitted, the Commission selected the POLR by lottery. TXU Corp. did not bid to be the POLR in any area, but was designated POLR through lottery for small business and residential customers in certain West Texas service areas and for small business customers in the Houston service area. Under the new rules, as an affiliated REP, TXU Corp. may have to temporarily provide electric service to some customers that are unable to pay their electric bills. If the number of such customers is significant and TXU Corp. is delayed in terminating electric service to those customers, its results of operations may be adversely affected. TXU Corp. cannot be sure whether the structure of POLR service and obligations will change further, how it will change or what effect, if any, any further changes would have on TXU Corp.

      The information systems and processes necessary to support risk management, sales, customer service and energy procurement and supply in competitive retail markets in Texas and elsewhere are new, complex and extensive. TXU Corp. is refining these systems and processes, and they may prove more expensive to refine than planned and may not work as planned.

      Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells. It is possible that advances in these or other alternative technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with electricity production from traditional power plants like TXU Corp.'s. While demand for electric energy services is generally increasing throughout the US, the rate of construction and development of new, more efficient power production facilities may exceed increases in demand in some regional electric markets. The commencement of commercial operation of new facilities in the regional markets where TXU Corp. has facilities will likely increase the competitiveness of the wholesale power market in those regions. In addition, the market value of TXU Corp.'s power production and/or energy transportation facilities may be significantly reduced. In addition, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of TXU Corp.'s facilities. Changes in technology could also alter the channels through which retail electric customers buy electricity.

      TXU Corp. is subject to employee workforce factors, including loss or retirement of key executives, availability of qualified personnel, collective bargaining agreements with union employees or work stoppage.

      TXU Corp. is a holding company and conducts its operations primarily through wholly-owned subsidiaries. Substantially all of TXU Corp.'s consolidated assets are held by these subsidiaries. Accordingly, TXU Corp.'s cash flows and ability to meet its obligations are largely dependent upon the earnings of its subsidiaries and the distribution or other payment of such earnings to TXU Corp. in the form of distributions, loans or advances, and repayment of loans or advances from TXU Corp.

      Because TXU Corp. is a holding company, its obligations to its creditors are structurally subordinated to all existing and future liabilities and existing and future preferred stock of its subsidiaries. Therefore, TXU Corp.'s rights and the rights of its creditors to participate in the assets of any subsidiary in the event that such a subsidiary is liquidated or reorganized are subject to the prior claims of such subsidiary's creditors and holders of its preferred stock. To the extent that TXU Corp. may be a creditor with recognized claims against any such subsidiary, its claims would still be subject to the prior claims of such subsidiary's creditors to the extent that they are secured or senior to those held by TXU Corp.

      TXU Corp. relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. TXU Corp.'s access to the financial markets could be adversely impacted by various factors, such as:

     o changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;
     o inability to access commercial paper markets;
     o a deterioration of TXU Corp.'s credit or a reduction in TXU Corp.'s credit ratings or the credit ratings of its subsidiaries;
     o extreme volatility in TXU Corp.'s markets that increases margin or credit requirements;
     o a material breakdown in TXU Corp.'s risk management procedures;
     o continued delays in billing and payment resulting from delays in switching customers from one REP to another; and
     o the occurrence of material adverse changes in TXU Corp.'s business that restrict TXU Corp.'s ability to access its liquidity facilities.

      The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact TXU Corp.'s ability to sustain and grow its businesses, which are capital intensive, and would likely increase its capital costs. Further, concerns on the part of counterparties regarding TXU Corp.'s liquidity and credit could limit its portfolio management activities.

      A lack of necessary capital and cash reserves could adversely impact TXU Corp.'s growth plans, its ability to raise additional debt and the evaluation of its creditworthiness by counterparties and rating agencies.

      As a result of the energy crisis in California during 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by Enron Corporation, accounting irregularities of public companies, and investigations by governmental authorities into energy trading activities, companies in the regulated and non-regulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Accounting irregularities at certain companies in the industry have caused regulators and legislators to review current accounting practices and financial disclosures. The capital markets and ratings agencies also have increased their level of scrutiny. Additionally, allegations against various energy trading companies of "round trip" or "wash" transactions, which involve the simultaneous buying and selling of the same amount of power at the same price and provide no true economic benefit, power market manipulation and inaccurate power and commodity price reporting have had a negative effect on the industry. TXU Corp. believes that it is complying with all applicable laws, but it is difficult or impossible to predict or control what effect these events may have on TXU Corp.'s financial condition or access to the capital markets. Additionally, it is unclear what laws and regulations may develop, and TXU Corp. cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or its operations specifically.

      TXU Corp. is subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims. Since October 2002, at least twenty-five lawsuits have been filed in federal and state courts in Texas against TXU Corp. and various of its officers, directors and underwriters. In addition, TXU Corp. is unable to predict whether its decision to exit all of its operations in Europe might result in lawsuits by the creditors of or others associated with TXU Europe. Such current and potential legal proceedings could result in payments of judgment or settlement amounts.

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

      The market price of TXU Corp.'s common stock has been volatile recently, and a variety of factors could cause the price to fluctuate in the future. In addition to the matters discussed above and in TXU Corp.'s other filings under the Securities Exchange Act of 1934, as amended, the following could impact the market price for TXU Corp.'s common stock:

  o   developments related to TXU Corp.'s businesses;
  o   fluctuations in TXU Corp.'s results of operations;
  o   the level of dividends;
  o   TXU Corp.'s debt to equity ratios and other leverage ratios;
  o   effect of significant events relating to the energy sector in general;
  o   sales of TXU Corp. securities into the marketplace;
  o general conditions in the industry and the energy markets in which TXU Corp. is a participant;
  o   the worldwide economy;
  o   an outbreak of war or hostilities;
  o a shortfall in revenues or earnings compared to securities analysts' expectations;
  o   changes in analysts' recommendations or projections; and
  o   actions by credit rating agencies.

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

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by TXU Corp. and its subsidiaries (collectively, TXU Corp.) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Corp. believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of TXU Corp. to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission, the Commission, the RRC, the Nuclear Regulatory Commission, particularly with respect to allowed rates of return, industry, market and rate structure, purchased power and investment recovery, operations of nuclear generating facilities, acquisitions and disposal of assets and facilities, operation and construction of plant facilities, decommissioning costs, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies, (ii) general industry trends, (iii) weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities,
(iv) unanticipated population growth or decline, and changes in market demand and demographic patterns, (v) competition for retail and wholesale customers,
(vi) pricing and transportation of crude oil, natural gas and other commodities,
(vii) unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates, (viii) unanticipated changes in operating expenses, liquidity needs and capital expenditures, (ix) commercial bank market and capital market conditions, (x) competition for new energy development opportunities, (xi) legal and administrative proceedings and settlements, (xii) inability of the various counterparties to meet their obligations with respect to TXU Corp.'s financial instruments, (xiii) changes in technology used and services offered by TXU Corp., and (xiv) significant changes in TXU Corp.'s relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur, (xv) power costs and availability, (xvi) changes in business strategy, development plans or vendor relationships, (xvii) availability of qualified personnel, (xviii) implementation of new accounting standards, (xix) global financial and credit market conditions, and credit rating agency actions and (xx) access to adequate transmission facilities to meet changing demands.

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

      The management of TXU Corp. is responsible for establishing and maintaining a system of internal control which includes the internal controls and procedures for financial reporting, that is designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning TXU Corp.'s system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 2002, TXU Corp.'s system of internal control was adequate to accomplish the objectives discussed herein.

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


          /s/ ERLE NYE                   /s/ T. L. BAKER
  -------------------------------    ------------------------------
  Erle Nye, Chairman of the Board           T. L. Baker, Oncor
       and Chief Executive                  Group President


       /s/ BRIAN N. DICKIE                  /s/ H. DAN FARELL
  ------------------------------    --------------------------------------
   Brian N. Dickie, TXU Energy      H. Dan Farell, Executive Vice President
         Group President                 and Chief Financial Officer


       /s/ BIGGS C. PORTER
  --------------------------------
   Biggs C. Porter, Controller and
     Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT


TXU Corp.:

We have audited the consolidated balance sheets of TXU Corp. and subsidiaries (the Company) as of December 31, 2002 and 2001 and the related consolidated statements of income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TXU Corp. and subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the Notes to Financial Statements, TXU Corp. changed its method of accounting for goodwill amortization in 2002 in connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed in Note 3 to the Notes to Financial Statements, TXU Corp. has discontinued its operations in Europe. The loss on discontinuance and results prior to the discontinuance are included in income from discontinued operations in the accompanying financial statements.



DELOITTE & TOUCHE LLP

Dallas, Texas
February 14, 2003

                           TXU CORP. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME


                                                                              Year Ended December 31,
                                                                       ----------------------------------------
                                                                             2002        2001             2000
                                                                             ----        ----             ----
                                                                   (millions of dollars, except per share amounts)


Operating revenues..........................................             $10,034         $10,049           $ 9,647
                                                                         -------         -------           -------

Costs and expenses:
     Cost of energy sold and delivery fees..................               4,198           4,232             4,206
     Operating costs........................................               1,660           1,532             1,522
     Depreciation and amortization, other than goodwill.....                 858             785               768
     Selling, general and administrative expenses...........               1,260           1,000               852
     Franchise and revenue-based taxes......................                 479             530               402
     Other income...........................................                 (56)            (51)             (157)
     Other deductions.......................................                 514             185                83
     Interest income........................................                 (32)            (84)              (46)
     Interest expense and other charges.....................                 884             965             1,023
     Goodwill amortization..................................                   -              43                50
                                                                          ------          ------            ------
           Total costs and expenses.........................               9,765           9,137             8,703
                                                                          ------          ------            ------

Income from continuing operations before income taxes and
     extraordinary loss.....................................                 269             912               944

Income tax expense .........................................                  94             273               278
                                                                          ------          ------            ------

Income from continuing operations before extraordinary loss                  175             639               666

Income (loss) from discontinued operations, net of tax effect             (4,210)            192               250

Extraordinary loss, net of tax effect ......................                (175)           (154)                -
                                                                          ------          ------            ------

Net income (loss) before preference stock dividends.........              (4,210)            677               916

Preference stock dividends .................................                  22              22                12
                                                                          ------          ------            ------

Net income (loss) available for common stock................              $4,232)         $  655            $  904
                                                                          ======          ======             =====


Average shares of common stock outstanding (millions).......                 278             259               264

Per share of common stock:
  Basic and diluted earnings
    Income from continuing operations before extraordinary loss           $ 0.55          $ 2.38            $ 2.48
    Income (loss) on discontinued operations, net of tax effect          $(15.15)         $ 0.74            $ 0.95
    Extraordinary loss, net of tax..........................              $(0.63)         $(0.60)           $    -
    Net income (loss) available for common stock .............           $(15.23)         $ 2.52            $ 3.43
Dividends declared.........................................              $ 1.925          $ 2.40            $ 2.40


  See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                                                   Year Ended December 31,
                                                                         -------------------------------------
                                                                          2002             2001           2000
                                                                          ----             ----           ----
                                                                                 (millions of dollars)
Components related to continuing operations:

  Income from continuing operations before extraordinary loss...........  $  175          $  639           $ 666
                                                                           -----           -----            ----
  Other comprehensive income (loss) --
  Net change during period, net of tax effects:
    Cumulative foreign currency translation adjustment .................      76             (61)            (98)
    Investments classified as available for sale:
      Unrealized holding losses (net of tax benefit of $12).............       -               -             (22)
      Reclassification of net gain realized on sale of investments
      to other deductions (net of tax benefit of $1 and $5).............       -              (2)             (9)

     Minimum pension liability adjustments (net of tax benefit of
          $45, $3 and $-)...............................................     (83)             (6)              1

     Cash flow hedges:
       Cumulative transition adjustment as of January 1, 2001
        (net of tax benefit of $12)..........................                  -             (25)              -
       Net change in fair value of  derivatives  (net of tax benefit of
          $119 and $34)........................................             (229)            (79)              -
       Amounts  realized  in  earnings  during  the year (net of tax
          expense of $38 and $25) ......................................      81              62               -
                                                                           -----           -----            ----
           Total.......................................                     (155)           (111)           (128)
                                                                           -----           -----            ----

    Comprehensive income from continuing operations....................       20             528             538
                                                                           -----           -----            ----

Components related to discontinued operations:

    Income (loss) on discontinued operations, net of tax effect           (4,210)            192             250
                                                                          ------          ------           -----

    Cumulative foreign currency translation adjustment..................     253             (88)           (238)

    Investments  classified  as  available  for  sale  (net  of  tax
      expense of $24 and $12 )..........................................       -              55              28
    Reclassification  of net gain realized on sale of investments to
      other deductions (net of tax benefit of $21 and $9)...............       -             (50)            (21)
    Cash flow hedges:
       Cumulative transition adjustment as of January 1, 2001
          (net of tax benefit of $46)...................................       -            (107)              -
       Net change in fair value of  derivatives(net of tax benefit
          of $18 and $37).........................................           (41)            (86)              -
       Amounts  realized  in  earnings  during  the year (net of tax
          expense of $37 and $57) ......................................      87             131               -
                                                                           -----          ------           -----
                  Total.................................................     299            (145)           (231)

    Comprehensive income from discontinued operations...................  (3,911)             47              19

    Extraordinary loss, net of tax effect...............................    (175)           (154)              -
                                                                          ------          ------           -----

Comprehensive income (loss)............................................. $(4,066)         $  421           $ 557
                                                                         =======          ======           =====


See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                                Year Ended December 31,
                                                                                            -------------------------------
                                                                                             2002          2001        2000
                                                                                            -----          ----        ----
                                                                                                (millions of dollars)
Cash flows-- operating activities
     Income from continuing operations before extraordinary loss..................          $  175      $  639       $  666
     Adjustments  to reconcile  income from  continuing  operations  to cash provided by operating activities:
             Depreciation and amortization .......................................             949       1,024        1,023
          Deferred income taxes  and investment tax credits-- net ................              67         (35)          90
          Gains from sale of assets...............................................             (31)         (1)        (130)
          Reduction of revenues for earnings in excess of regulatory earnings cap.              --          40          310
          Net effect of unrealized mark-to-market valuations of commodity contracts             67        (319)          (5)
          Net loss associated with unconsolidated affiliates and joint ventures...             255          53           18
          Asset impairments and writedowns........................................             253          --           --
          Retail clawback accrual.................................................             185          --           --
          Reduction in regulatory liability.......................................            (151)         --           --
          Over(under) - recovered fuel costs......................................              --         568         (813)
          Changes in operating assets and liabilities:
               Accounts receivable - trade........................................            (518)        501         (907)
               Inventories........................................................             (54)        (49)          27
               Accounts payable - trade...........................................             176        (833)       1,001
               Commodity contract assets and liabilities..........................             (10)        (32)          28
               Margin deposits....................................................              --         227         (225)
               Other assets.......................................................             (62)         42         (274)
               Other liabilities..................................................              40          51           99
                                                                                            ------      ------       ------
                   Cash provided by operating activities..........................           1,341       1,876          908
                                                                                            ------      ------       ------
Cash flows-- financing activities
     Issuances of securities:
          Equity-linked debt securities...........................................             440       1,000           --
          Exchangeable subordinated notes.........................................             750          --           --
          Other long-term debt....................................................           3,377       4,954        1,451
          Preference stock........................................................              --          --          300
          Common stock............................................................           1,274         354            2
     Retirements/repurchase of securities:
           Long-term debt.........................................................          (3,596)     (4,641)      (1,051)
           Subsidiary  obligated, mandatorily redeemable, preferred  securities of subsidiary trusts, each holding solely junior subordinated
            debentures of the obligated subsidiary................................              --        (837)          --
           Common stock...........................................................              --         (44)        (596)
     Change in notes payable:
           Commercial paper.......................................................            (844)     (1,035)          31
           Banks..................................................................           1,242         615         (142)
     Cash dividends paid:
           Common stock...........................................................            (652)       (621)        (634)
           Preference stock.......................................................             (22)        (22)         (11)
     Debt premium, discount, financing and reacquisition expenses.................            (493)       (232)         (19)
                                                                                            ------      ------       ------
                  Cash provided by (used in) financing activities.................           1,476        (509)        (669)
                                                                                            ------      -------      ------
Cash flows-- investing activities
      Capital expenditures........................................................            (996)     (1,248)      (1,038)
      Acquisitions of businesses..................................................             (36)         --         (339)
      Proceeds from sale of assets................................................             449          26          627
      Cash distributions from equity investee.....................................              --          --          599
      Nuclear fuel................................................................             (51)        (38)         (87)
      Other.......................................................................            (213)         59          (61)
                                                                                            ------      ------       ------
                   Cash used in investing activities..............................            (847)     (1,201)        (299)
                                                                                            ------      ------       ------
Effect of exchange rate changes on cash and cash equivalents......................             (11)          1           10
                                                                                            ------      ------       ------

Cash contributions to discontinued operations.....................................            (601)        --           --
                                                                                            ------      ------       ------

Net change in cash and cash equivalents...........................................           1,358         167          (50)

Cash and cash equivalents-- beginning balance.....................................             216          49           99
                                                                                            ------      ------       ------

Cash and cash equivalents-- ending balance........................................          $1,574      $  216       $   49
                                                                                            ======      ======       ======

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    December 31,
                                                                                               ----------------------
                                                                                               2002              2001
                                                                                               ----              ----
                                                            ASSETS                              (millions of dollars)
Current assets
      Cash and cash equivalents........................................................          $ 1,574       $   216
      Accounts receivable-- trade.....................................................             1,696         1,165
      Income taxes receivable.........................................................               488             -
      Inventories ....................................................................               493           439
      Commodity contract assets.......................................................             1,298           848
      Other current assets............................................................               263           232
                                                                                                 -------       -------
              Total current assets....................................................             5,812         2,900
                                                                                                 -------       -------

Investments
      Restricted cash.................................................................               306             -
      Other investments...............................................................               757           985
Property, plant and equipment-- net...................................................            19,642        19,419
Goodwill..............................................................................             1,588         1,520
Regulatory assets--  net..............................................................             1,772         1,733
Commodity contract assets.............................................................               657           548
Cash flow hedges and other derivative assets .........................................               150           163
Other noncurrent assets...............................................................               207           175
Assets--  discontinued operations.....................................................                 -        14,875
                                                                                                 -------       -------

              Total assets............................................................           $30,891       $42,318
                                                                                                 =======       =======

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
       Notes payable
            Commercial paper..........................................................           $    18       $   853
            Banks.....................................................................             2,306         1,061
       Long-term debt due currently....................................................              855           866
       Accounts payable-- trade........................................................            1,054           859
       Commodity contract liabilities..................................................            1,138           630
       Other current liabilities.......................................................            1,250         1,170
                                                                                                 -------       -------
              Total current liabilities................................................            6,621         5,439
                                                                                                 -------       -------

Accumulated deferred income taxes......................................................            3,607         3,361
Investment tax credits.................................................................              453           479
Commodity contract liabilities.........................................................              351           255
Cash flow hedges and other derivative liabilities ....................................               220           118
Other noncurrent liabilities and deferred credits .....................................            2,147         1,198
Long-term debt, less amounts due currently.............................................           11,700        10,926
Liabilities--  discontinued operations.................................................                -        11,860

Mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated company:
       TXU Corp. obligated.............................................................              368           368
       Subsidiary obligated............................................................              147           147
Preferred stock of subsidiaries:
       Not subject to mandatory redemption.............................................              190           190
       Subject to mandatory redemption.................................................               21            21

Contingencies (Note 16)

Shareholders' equity...................................................................            5,066         7,956
                                                                                                 -------       -------

              Total liabilities and shareholders' equity...............................          $30,891       $42,318
                                                                                                 =======       =======

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY


                                                                                 Year Ended December  31,
                                                                             -----------------------------------
                                                                              2002           2001           2000
                                                                              ----           ----           ----
                                                                                    (millions of dollars)
Preference stock:
     Issuances in 2000 and balance at end of year 2002, 2001 and 2002         $   300         $  300        $  300
                                                                              -------         ------        ------
Common stock without par value -- authorized shares-- 1,000,000,000
     Balance at beginning of year..................................             6,560          6,360         6,795
         New public offering (2002-- 46,800,000 shares)............             1,084             --            --
       Direct Stock Purchase and Dividend Reinvestment Plan
         (2002-- 1,069,264 shares; 2001-- 260,243 shares) .........                40             12            --
       Issuance of stock purchase  contracts related to equity-linked
         debt securities...........................................               (48)          (142)           --
       Issued for Long-Term Incentive Compensation Plan (2002--599,516
         2001--535,052 Shares; and 2000-- 332,895 shares).........                 (3)             4             3
       Common stock repurchased and retired (2001--  1,252,500 shares;
         and 2000-- 18,630,517 shares) ............................                --            (30)         (445)
       Treasury stock-- Long-Term Incentive Plan Trusts............                 1             (4)           (3)
       Issued for purchase contracts under 1998 equity-linked debt
         securities (2002-- 8,365,133 shares and 2001--7,488,395 shares)          349            351            --
       Special allocation to Thrift Plan by trustee................                 8              9             9
       Other.......................................................                 4             --             1
                                                                               ------         ------        ------
     Balance  at  end  of  year  (  2002 --  321,974,000  shares; 2001 --
       265,140,087 shares; and 2000-- 258,108,897 shares)..........             7,995          6,560         6,360
                                                                               ------         ------        ------
Additional paid in capital:
       Change during the year and balance at end of the year ......               111             --            --
                                                                               ------         ------        ------
Common stock repurchasable under equity forward contracts:
     Balance at beginning of year..................................                --           (190)           --
       Change during the year .....................................                --            190          (190)
                                                                               ------         ------        ------
     Balance at end of  year.......................................                --             --          (190)
                                                                               ------         ------        ------
Retained earnings:
     Balance at beginning of year..................................             1,863          1,817         1,691
       Net income..................................................            (4,210)           677           916
       Dividends  declared on common stock ($1.925, $2.40 and
        $2.40 per share)...........................................              (533)          (625)         (625)
       Common stock repurchased and retired........................                --            (14)         (151)
       Dividends on preference stock ($7,240, $7,240 and $3,902
         per share)................................................               (22)           (22)          (12)
       Equity forward contract settlements.........................                --             21            --
       LESOP dividend deduction tax benefit and other..............                 2              9            (2)
                                                                              -------         ------        ------
     Balance at end of year........................................            (2,900)         1,863         1,817
                                                                              -------         ------        ------

                           TXU CORP. AND SUBSIDIARIES
             STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY (CONT.)


                                                                                   Year Ended December 31,
                                                                              ----------------------------------
                                                                              2002           2001           2000
                                                                              ----           ----           ----
                                                                                    (millions of dollars)
     Accumulated other comprehensive loss, net of tax effects:
      Foreign currency translation adjustments:
       Balance at beginning of year...............................              (654)         (505)          (169)
         Change during the year...................................               329          (149)          (336)
         Write-off of  discontinued operations....................               168             -              -
                                                                               -----        ------         ------
       Balance at end of year.....................................              (157)         (654)          (505)
                                                                               -----        ------         ------
     Unrealized holding gains (losses) on investments:
       Balance at beginning of year...............................                -             (3)            21
         Change during the year...................................                -              3            (24)
                                                                               -----        ------         ------
       Balance at end of year.....................................                -              -             (3)
                                                                               -----        ------         ------
     Minimum pension liability adjustments:
       Balance at beginning of year...............................                (9)           (3)            (4)
         Change during the year...................................               (83)           (6)             1
                                                                               -----        ------         ------
       Balance at end of year.....................................               (92)           (9)            (3)
                                                                               -----        ------         ------
     Cash flow hedges (SFAS No. 133):
             Balance at beginning of year.........................              (104)            -              -
            Change during the year................................              (102)         (104)             -
                  Write-off of discontinued operations............                15             -              -
                                                                               -----        ------         ------
             Balance at end of year...............................              (191)         (104)             -
                                                                               -----        ------         ------
     Total accumulated other comprehensive loss...................              (440)         (767)          (511)
                                                                               -----        ------         ------
Total common stock equity.........................................             4,766         7,656          7,476
                                                                               -----        ------         ------
Shareholders' equity..............................................           $ 5,066        $7,956         $7,776
                                                                               =====        ======         ======

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.    BUSINESS, MERGERS, ACQUISITIONS AND DISPOSITIONS

     Use of the term "TXU Corp.," unless otherwise noted, refers to TXU Corp., a holding company, and/or its consolidated subsidiaries.

      TXU Corp. is an energy company that engages in power production (electricity generation), wholesale energy sales, retail energy sales and related services, portfolio management, including risk management and certain trading activities, energy delivery and, through a joint venture, telecommunications services. TXU Corp. is a holding company whose principal United States (US) operations are conducted through TXU US Holdings Company (US Holdings), formerly TXU Electric Company, and TXU Gas Company (TXU Gas). TXU Corp.'s principal international operations are conducted through TXU Australia Holdings Limited Partnership (TXU Australia) and had also been previously conducted through TXU Europe Limited (TXU Europe).

      Exit of TXU Europe Business - In October 2002, TXU Corp. made a determination to exit its operations in Europe, which were conducted through TXU Europe. See Note 3 regarding events related to TXU Europe. The results of operations for all periods presented have been restated to reflect the operations in Europe as discontinued.

      Business Restructuring - Legislation passed during the 1999 session of the Texas Legislature restructured the electric utility industry in Texas and provided for a transition to increased competition in the generation and retail sale of electricity (1999 Restructuring Legislation). As a result, TXU Corp. restructured certain of its US businesses as of January 1, 2002. In order to satisfy its obligations to unbundle its business pursuant to the 1999 Restructuring Legislation and consistent with its business separation plan as approved on October 31, 2001, by the Public Utility Commission of Texas (Commission), as of January 1, 2002, US Holdings transferred:

  o its electric transmission and distribution (T&D) assets to Oncor Electric Delivery Company (Oncor), which is a utility regulated by the Commission and a wholly-owned subsidiary of US Holdings,

  o its power generation assets to subsidiaries of TXU Energy Company LLC (TXU Energy), which is the new competitive business and a wholly-owned subsidiary of US Holdings, and

  o its retail customers to a subsidiary retail electric provider (REP) of TXU Energy.

      The T&D assets of TXU SESCO Company, a subsidiary of TXU Corp., also were transferred to Oncor. In addition, as of January 1, 2002, US Holdings acquired the following businesses from within the TXU Corp. system and transferred them to TXU Energy: the REP of TXU SESCO Company; the wholesale portfolio management and the unregulated commercial and industrial (C&I) retail gas operations of TXU Gas; and the energy management services businesses and other affiliates of TXU Corp., including the fuel procurement and coal mining businesses that service the generation operations.

      The relationships of the entities affected by the restructuring and their rights and obligations with respect to their collective assets and liabilities are contractually described in a master separation agreement executed in December 2001.

      A settlement of outstanding issues and other proceedings related to implementation of the 1999 Restructuring Legislation received final approval in January 2003. See Note 15 for further discussion.

      Concurrent with TXU Corp.'s reorganization as of January 1, 2002, TXU Corp. realigned its operations into three reportable segments: North America Energy, North America Energy Delivery and International Energy. In October 2002, TXU Corp. discontinued its operations in Europe. The International Energy segment has been renamed and consists solely of operations in Australia. (See
Note 17 for further information concerning reportable business segments.)

      Business Changes

      Business Acquisitions -- TXU Corp. and its continuing subsidiaries have made the following acquisitions, which were accounted for as purchase business combinations. The results of operations of the acquired companies are reflected in the consolidated financial statements from their respective acquisition dates.

      In April 2002, TXU Energy acquired a cogeneration and wholesale energy production business in New Jersey for $36 million in cash. The acquisition included a 122 megawatt (MW) combined-cycle power production facility and various contracts, including electric supply and gas transportation agreements.

      In May 2000, TXU Corp. acquired a telecommunications company, Fort Bend Communication Company, for $161 million and TXU Australia acquired certain assets and liabilities of Optima Energy Pty Ltd for $177 million.

       Dispositions -- TXU Corp. intends to sell its 60% interest in a gas distribution business in Mexico and recorded a charge of $15 million after-tax in the third quarter of 2002 to write-down its investment in the business. The charge was reported as discontinued operations. (See Note 3.)

      In May 2000, TXU Gas sold substantially all of the assets of its natural gas processing subsidiary for $105 million, resulting in a pre-tax gain of $53 million ($34 million after-tax), reported in other income in the statement of income.

      Generation Plant Acquisition and Disposition -- In May 2002, TXU Energy acquired a 260 MW combined-cycle power generation facility in northwest Texas through a settlement agreement which dismissed a lawsuit previously filed related to the plant, and included a nominal cash payment. TXU Energy previously purchased all of the electrical output of this plant under a long-term contract.

      In April 2002, TXU Energy completed the sale of its Handley and Mountain Creek generating plants in the Dallas-Fort Worth area with total plant capacity of 2,334 MW for $443 million in cash. Concurrent with the sale, TXU Energy entered into a tolling agreement to purchase power during the summer months through 2006. The terms of the tolling agreement include above-market pricing, representing a fair value liability of $190 million. A pretax gain on the sale of $146 million, net of the effects of the tolling agreement, was deferred and is being recognized in other income during summer months over the five-year term of the tolling agreement. Both the value of the tolling agreement and the deferred gain are reported in other liabilities in the balance sheet.

      Joint Venture -- In August 2000, TXU Corp. formed a joint venture with third-party investors and contributed the stock of its telecommunications subsidiaries, including Fort Bend Communication Company, to Pinnacle One Partners, L.P. (Pinnacle or the joint venture) for a 50% voting interest and a distribution of approximately $600 million in cash. The third-party investors contributed $150 million for the remaining 50% voting interest. No gain or loss was recorded on the formation of the joint venture. TXU Corp.'s investment in the joint venture is accounted for using the equity method. (See Notes 5 and 16.)

2.       SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation -- The consolidated financial statements of TXU Corp. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the US and, except for the discontinuance of TXU Europe operations and the reclassifications made in accordance with the Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" and the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" discussed below, on the same basis as the audited financial statements included in its 2001 Form 10-K. Investments in businesses over which TXU Corp. does not maintain effective control, such as the Pinnacle joint venture, are generally accounted for under the equity method, and the assets and liabilities of such investees are, therefore, not reflected in the consolidated financial statements. The only significant unconsolidated entities are the Pinnacle joint venture and the company established to purchase accounts receivable from subsidiaries of TXU Corp. (see Notes 6 and 16). In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

      In October 2002, TXU Corp. made a determination to discontinue its operations in Europe. The results of TXU Europe are reported as discontinued operations for all periods presented. See Note 3 regarding events related to TXU Europe.

      TXU Corp. has adopted a new income statement format. Certain previously reported amounts have been reclassified to conform to current classifications. The following summarizes the components of the new line items:

      Cost of energy sold and delivery fees -- Includes costs of nuclear, coal and gas fuel used by generation plants, energy purchased for resale and delivery fees paid to electricity delivery businesses.

      Operating costs -- Includes all labor and overhead costs incurred to perform activities directly related to power generation and the transmission and distribution of electricity and gas.

      Selling, general and administrative expenses -- Includes all labor and related overhead costs incurred to perform support services such as finance, accounting, portfolio management, meter reading, customer billing, customer service, collections, marketing, information technology, legal, regulatory, environmental and corporate facilities.

       Franchise and revenue-based taxes -- Includes state and local gross receipts tax and franchise taxes.

      Presentation of revenues -- In June 2002, the EITF reached a consensus on certain aspects of EITF Issue No. 02-3 regarding the presentation of trading activities in the statement of income. The new rules were effective on July 1, 2002, and required that all trading contracts (as defined by EITF Issue No. 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities"), whether or not physically settled, be recorded net upon settlement, rather than gross as a sale and cost of sale. TXU Corp. has historically recorded financial contracts net, but has recorded those contracts that provide for physical delivery gross upon settlement. Prior period amounts have been reclassified to conform to this new reporting requirement. Transactions affected by the new reporting requirements represent contracts that provided for physical delivery but were settled financially without delivery, as well as contracts physically settled but classified as trading activities. With the rescission of EITF Issue No. 98-10 (see discussion below under Financial Instruments and Mark-to-Market Accounting), the EITF modified Issue No. 02-3 to apply to financial instruments that are derivatives and entered into for trading purposes effective January 1, 2003. The new reporting requirements have no impact on TXU Corp.'s gross margin, net income or cash provided by operating activities. (Also see Changes in Accounting Standards below.)

      The table below summarizes the impact on TXU Corp.'s operating revenues and cost of energy sold and delivery fees for prior years of the new reporting rules under EITF Issue No. 02-3 and the discontinuance of TXU Europe operations.

                                                                          Year Ended December 31,
                                                                          ----------------------
                                                                              2001       2000
                                                                              ----       ----
Operating revenues as previously reported........................          $27,927    $22,009
Historical Europe discontinued operations .......................          (12,719)    (7,044)
Cost of energy sold and delivery fees netted with revenues.......           (5,159)    (5,318)
                                                                           -------    -------
Operating revenues after reclassification........................          $10,049    $ 9,647
                                                                           =======    =======


Cost of energy sold and delivery fees as previously reported.....          $19,793    $14,451
Historical Europe discontinued operations .......................          (10,402)    (4,927)
Cost of energy sold and delivery fees netted with revenues.......           (5,159)    (5,318)
                                                                            ------   --------
Cost of energy sold and delivery fees after reclassification.....           $4,232    $ 4,206
                                                                            ======    =======

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

      Financial Instruments and Mark-to-Market Accounting -- TXU Corp. enters into financial instruments, including options, swaps, futures, forwards and other contractual commitments primarily to manage market risks related to changes in commodity prices, including cost of fuel for generation of power, as well as changes in interest rates and foreign currency exchange rates. These financial instruments are accounted for in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and, prior to October 26, 2002, EITF Issue No. 98-10. The majority of financial instruments entered into by TXU Corp. are derivatives as defined in SFAS No. 133.

      SFAS No. 133 requires the recognition of derivatives in the balance sheet, the measurement of those instruments at fair value and the recognition in earnings of changes in the fair value of derivatives. This recognition is referred to as "mark-to-market" accounting. SFAS No. 133 provides exceptions to this accounting if (a) the derivative is deemed to represent a transaction in the normal course of purchasing from a supplier and selling to a customer, or
(b) the derivative is deemed to be a cash flow or fair value hedge. In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset in other comprehensive income. Any hedge ineffectiveness is recorded in earnings. Amounts are reclassified from other comprehensive income to earnings as the underlying transactions occur and realized gains and losses are recognized in earnings.

      TXU Corp. documents designated commodity, debt-related and other hedging relationships, including the strategy and objectives for entering into such hedge transactions and the related specific firm commitments or forecasted transactions. TXU Corp. applies hedge accounting in accordance with SFAS No. 133 for these non-trading transactions, providing the underlying transactions remain probable of occurring. Effectiveness is assessed based on changes in cash flows of the hedges as compared to changes in cash flows of the hedged items.

      Pursuant to SFAS No. 133, the normal purchase or sale exception and the cash flow hedge designation are elections that can be made by management if certain strict criteria are met and documented. As these elections can reduce the volatility in earnings resulting from fluctuations in fair value, results of operations could be materially affected by such elections.

      Financial instruments entered into in connection with indebtedness to manage interest rate and foreign currency exchange rate risks are generally accounted for as cash flow hedges in accordance with SFAS No. 133.

      EITF Issue No. 98-10 required mark-to-market accounting for energy-related contracts, whether or not derivatives under SFAS No. 133, that were deemed to be entered into for trading purposes as defined by that rule. The majority of commodity contracts and energy-related financial instruments entered into by TXU Corp. to manage commodity price risk represented trading activities as defined by EITF Issue No. 98-10 and were therefore marked-to-market. On October 25, 2002, the EITF rescinded EITF Issue No. 98-10. Pursuant to this rescission, only financial instruments that are derivatives under SFAS No. 133 will be subject to mark-to-market accounting. See discussion below under "Changes in Accounting Standards."

      In June 2002, in connection with the EITF's consensus on Issue No. 02-3, additional guidance on recognizing gains and losses at the inception of a trading contract was provided. In November 2002, this guidance was extended to all derivatives. If the C&I retail contracts that TXU Corp. enters into do not meet the requirements of the revised guidance, then income from such contracts will be recognized on a settlement basis.

      The majority of financial instruments entered into by TXU Corp. for the purpose of managing risk or optimizing margins in meeting the energy demands of customers are derivatives and will continue to be subject to SFAS No. 133.

      Mark-to-market accounting recognizes changes in the value of financial instruments as reflected by market price fluctuations. In the energy market, the availability of quoted market prices is dependent on the type of commodity (e.g., natural gas, electricity, etc.), time period specified and location of delivery. In computing the mark-to-market valuations, each market segment is split into liquid and illiquid periods. The liquid period varies by region and commodity. Generally, the liquid period is supported by broker quotes and frequent trading activity. In illiquid periods, little or no market information may exist, and the fair value is estimated through market modeling techniques.

      For those periods where quoted market prices are not available, forward price curves are developed based on the available information or through the use of industry accepted modeling techniques and practices based on market fundamentals (e.g., supply/demand, replacement cost, etc.). As a matter of policy, however, TXU Corp. generally does not recognize any income or loss from the illiquid periods.

         Revenue Recognition -- TXU Corp. generally records revenue for retail and wholesale energy sales under the accrual method, with the exception of certain large C&I retail contracts that are derivatives as defined in SFAS No. 133 and have therefore been marked-to-market. Retail electric and gas revenues are recognized when the commodity is provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value of the commodity consumed from the meter reading date to the end of the period. The unbilled revenue is estimated at the end of the period based on estimated daily consumption after the meter read date to the end of the period. Estimated daily consumption is derived using historical customer profiles adjusted for weather and other measurable factors affecting consumption. Electricity T&D revenues are recognized when delivery services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the delivery fee value of electricity provided from the meter reading date to the end of the period.

      As a result of the opening of the Texas market to competition and related changes in systems and processes within the Electric Reliability Council of Texas (ERCOT), adjustments are recorded for accounts receivable from or payable to ERCOT related to system balancing and are recorded net in revenues. Such balances reflect estimates of volumetric data and are subject to adjustment as data is reconciled and final settlements are determined.

      Revenues reflect unrealized gains and losses related to large C&I retail contracts, including unrealized gains recorded upon inception of these contracts. Results of wholesale portfolio management activities, which represent realized and unrealized gains and losses from transacting in energy-related contracts, are also reported as a component of revenues. Also see discussion of Financial Instruments and Mark-To-Market Accounting above.

      The historical financial statements for periods prior to 2002 included adjustments made to revenues for over/under-recovered fuel costs. To the extent fuel costs incurred exceeded regulated fuel factor amounts included in customer billings, TXU Corp. recorded revenues on the basis of its ability and intent to obtain regulatory approval for rate surcharges on future customer billings to recover such amounts. Conversely, to the extent fuel costs incurred were less than amounts included in customer billings, revenues were reduced. Following deregulation of the Texas market on January 1, 2002, any changes to the fuel factor component of the price-to-beat rate amounts are applied prospectively.

      Regulatory Assets and Liabilities -- The financial statements of TXU Corp.'s regulated businesses, primarily its US electricity T&D (Oncor) and its US gas distribution operations (TXU Gas), reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS No. 71, "Accounting for the Effect of Certain Types of Regulation." As a result of the 1999 Restructuring Legislation, the US electricity generation portion of TXU Corp.'s business no longer meets the criteria to apply regulatory accounting principles. Accordingly, application of SFAS No. 71 to the generation portion of TXU Corp.'s business was discontinued as of June 30, 1999. Oncor's operations continue to meet the criteria for recognition of regulatory assets and liabilities.

      In 2002, TXU Corp. recorded an extraordinary loss of $134 million (net of income tax benefit of $72 million) principally to write down the regulatory asset related to securitization bonds to be issued in accordance with TXU Corp.'s settlement plan with the Commission as described in Note 15 to Financial Statements. The carrying value of the regulatory asset is intended to represent the amount of future cash flows related to the bonds to be recovered from REPs through increased electricity delivery rates; determination of such amount is based on estimates. The writedown, which was taken as a result of the final approval of the settlement plan, reflects the impact of lower interest rates. As actual interest rates on the bonds may differ from current estimates, the regulatory asset carrying value, which was $1.7 billion at December 31, 2002, is subject to further adjustment.

      Investments -- Deposits in an external trust fund for nuclear decommissioning are carried at fair value in the balance sheet with the cumulative increase in fair value recorded as a liability, to reflect the statutory nature of the trust. Investments in nonutility properties are primarily assets held for future development and are carried at cost, subject to periodic impairment evaluation. Investments in unconsolidated business entities over which TXU Corp. has significant influence but does not maintain effective control, generally representing ownership of at least 20% and not more than 50% of common stock or partnership interest, are accounted for under the equity method. (See Note 5 - Investments).

      Goodwill and Intangible Assets -- Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed for each company acquired and was amortized over a range of 20 to 40 years.

      SFAS No. 142 became effective for TXU Corp. on January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units, and the discontinuance of goodwill amortization. The amortization of TXU Corp.'s goodwill from continuing operations ($43 million in 2001) ceased effective January 1, 2002.

      In addition, SFAS No. 142 required completion of a transitional goodwill impairment test within six months from the date of adoption. It established a new method of testing goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. TXU Corp. completed the transitional impairment test in the second quarter of 2002, the results of which indicated no impairment of goodwill at that time. In 2002, no impairment resulted from the additional evaluation performed as of October 1, which has been selected as the annual impairment test date. TXU Corp. has performed impairment tests for reporting units reflected in results from continuing operations, and no goodwill impairment charges were recorded. In 2002, TXU Corp.'s telecommunications joint venture recorded a goodwill impairment charge, of which TXU Corp. recognized its share, $9 million ($6 million after-tax). The charge is reported in other deductions in the statement of income. See Note 16 for further discussion.

      The table below reflects what reported income from continuing operations and net income (including basic and diluted earnings per share amounts) would have been in the 2001 and 2000 periods, exclusive of goodwill amortization expense recognized for consolidated entities in those periods compared to the 2002 periods.

                                                                            Year Ended December 31,
                                                                    ---------------------------------
                                                                       2002         2001         2000
                                                                       ----         ----         ----
Reported income from continuing operations...................        $   175       $   639      $   666
Add back  goodwill amortization..............................              -            43           50
                                                                     -------       -------      -------
Adjusted income from continuing operations...................            175           682          716
Income (loss) from discontinued operations, net of tax effect         (4,210)          192          250
Extraordinary loss, net of tax effect.......................            (175)         (154)           -
                                                                     -------       -------      -------
Adjusted net income (loss)...................................         (4,210)          720          966
Preference stock dividends...................................             22            22           12
                                                                     -------       -------      -------
Adjusted net income (loss) available for common stock........        $(4,232)      $   698      $   954
                                                                     =======       =======      =======

Basic and diluted earnings per share:
Reported income from continuing operations...................       $   0.55       $   2.38     $   2.48
Add back  goodwill amortization..............................            -             0.16         0.19
                                                                     -------        -------      -------
Adjusted income from continuing operations...................           0.55           2.54         2.67
Income (loss) from discontinued operations, net of tax effect         (15.15)          0.74         0.95
Extraordinary loss, net of tax effect........................          (0.63)         (0.60)          -
                                                                     -------          ------     -------
Adjusted net income (loss) available for common stock-basic..        $(15.23)        $  2.68     $  3.62
                                                                     =======         =======     =======
Adjusted net income (loss) available for common stock-diluted        $(15.23)        $  2.68     $  3.62
                                                                     =======         =======     =======

       SFAS No. 142 also requires additional disclosures regarding intangible assets (other than goodwill) that are amortized or not amortized:

                                                 As of December 31, 2002            As of December 31,2001
                                           -------------------------------     --------------------------------
                                             Gross                               Gross
                                           Carrying   Accumulated              Carrying   Accumulated
                                             Amount   Amortization    Net        Amount   Amortization     Net
                                             ------   ------------  ------      --------  ------------    -----

Amortized intangible assets
    Capitalized software..............        $540       $217         $323        $345        $131         $214
    Land easements....................         195         68          127         188          70          118
    Mineral rights and other..........          32         21           11          32          20           12
                                              ----       ----         ----        ----        ----         ----
          Total.......................        $767       $306         $461        $565        $221         $344
                                              ====       ====         ====        ====        ====         ====
Unamortized intangible assets
          Licenses (a)................        $321      $  32         $289        $290        $  29         $261
                                              ====      =====         ====        ====        =====         ====

(a) The amortization of indefinite-life licenses was suspended with the adoption of SFAS No. 142.

      Amortized intangible asset balances are classified as property, plant and equipment in the balance sheet, and unamortized intangible assets are included with goodwill.

      Aggregate TXU Corp. amortization expense for intangible assets, excluding goodwill, for the years ended December 31, 2002, 2001 and 2000 was $91 million, $53 million and $38 million, respectively; estimated amounts for the next five years are as follows:

                                                                 Amortization
        Year                                                       Expense
        ----                                                     -----------

        2003.................................................      $76
        2004.................................................       70
        2005.................................................       63
        2006.................................................       57
        2007.................................................       34

      Changes in the carrying amount of goodwill (net of accumulated amortization) for the year ended December 31, 2002, are as follows:

                                                            North
                                              North        America
                                             America       Energy
                                             Energy       Delivery     Australia        Total
                                             ------       --------     ---------        -----

Balance at December 31, 2001.........        $    65        $  799       $    656     $   1,520
      Goodwill transferred...........            468          (468)             -             -
      Foreign currency translation
      effects .......................              -             -             68            68
                                             -------        ------       --------     ---------
Balance at December 31, 2002.........        $   533        $  331       $    724     $   1,588
                                             =======        ======       ========     =========

      At December 31, 2002 and 2001, goodwill was stated net of accumulated amortization of $189 million and $182 million, respectively.

      Property, Plant and Equipment -- US electric and gas utility plant is stated at original cost less certain regulatory disallowances. The cost of T&D property additions to North America Energy Delivery (and generation property additions prior to July 1, 1999) and gas utility plant includes labor and materials, applicable overhead and payroll-related costs and an allowance for funds used during construction. Generation property additions subsequent to July 1, 1999, and other property, including non-US property, are stated at cost.

       Interest Capitalized and Allowance For Funds Used During Construction (AFUDC) -- AFUDC is a cost accounting procedure whereby amounts based upon interest charges on borrowed funds and a return on equity capital used to finance construction are added to utility plant being constructed. Prior to July 1, 1999, AFUDC was capitalized for all expenditures for ongoing construction work in progress and nuclear fuel in process not otherwise included in rate base by regulatory authorities. As a result of the 1999 Restructuring Legislation, effective July 1, 1999, recording of AFUDC ceased on construction work in progress of generation assets and only interest was capitalized during construction. Interest and AFUDC related to debt for subsidiaries that still apply SFAS No. 71 are capitalized as a component of projects under construction. Interest on qualifying projects for subsidiaries that no longer apply SFAS No. 71 is capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost."

      Valuation of Long-Lived Assets -- TXU Corp. evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets would be considered impaired when the projected undiscounted cash flows are less than the carrying value. In that event, a loss would be recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily by available market valuations or, if applicable, discounted cash flows. (See Changes in Accounting Standards below.)

      In 2002, TXU Corp. recorded an impairment charge of $237 million ($154 million after-tax) for the writedown of two generation plant construction projects as a result of current wholesale electricity market conditions and reduced planned developmental capital spending. Fair value was determined based on current appraisals of property and equipment. The charge is reported in other deductions in the statement of income. As the writedown is based on current estimates, the remaining carrying value of the projects of $113 million is subject to further adjustment should estimates of recoverable value change.

      Additionally, in 2002 TXU Corp.'s telecommunication joint venture recognized writedowns related to long-lived assets, of which TXU Corp. recognized its share, $28 million ($18 million after-tax). The writedowns reflected estimated net realizable values of assets in the competitive local exchange carrier and fiber-optic transport operations held for sale. The charge is reported in other deductions in the statement of income. See Note 16 for further discussion.

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

      Depreciation of Property, Plant and Equipment -- Depreciation of TXU Corp.'s property, plant and equipment is generally calculated on a straight-line basis over the estimated service lives of the properties. Depreciation also includes an amount for decommissioning costs for the nuclear powered electricity generation plant (Comanche Peak), which is being accrued over the lives of the units. Consolidated depreciation as a percent of average depreciable property for TXU Corp. approximated 2.8% for 2002 and 2.7% for 2001 and for 2000. See discussion below under Changes in Accounting Standards regarding SFAS No. 143.

      TXU Corp. capitalizes computer software costs in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." These costs are being amortized over periods ranging from three to ten years.

      Major Maintenance -- Major maintenance outage costs related to nuclear fuel reloads are charged to expense as incurred.

      Amortization of Nuclear Fuel -- The amortization of nuclear fuel in the reactors (net of regulatory disallowances) is calculated on the units-of-production method and is included in cost of energy sold.

      Franchise and Revenue-Based Taxes -- Franchise and revenue-based taxes such as gross receipts taxes are generally not a "pass through" item such as sales and excise taxes. Gross receipts taxes are assessed to TXU Corp. and its subsidiaries by state and local governmental bodies, based on revenues, as a cost of doing business. TXU Corp. records gross receipts tax as an expense. Rates charged to customers by TXU Corp. are intended to recover the taxes, but TXU Corp. is not acting as an agent to collect the taxes from customers.

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

      Gains/Losses on Extinguishments of Debt -- Gains and losses on reacquired debt are recognized in the statement of income as incurred in accordance with SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", unless these costs will be recovered from customers through regulated cash flows. In that case, these gains or losses are deferred and recorded as a regulatory asset and amortized to interest expense over the period approved for ratemaking purposes. (See Changes in Accounting Standards below.)

      Earnings Per Share -- Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share include the effect of all potential issuances of common shares under certain debt securities and other arrangements. For the years ended December 31, 2002, 2001 and 2000, 108,382, 235,449, and 447,827
shares, respectively, were added to the average shares outstanding.

      Additional dilution of earnings per share would result for common stock associated with 6,993,600 and 17,960,000 shares of common stock in connection with equity-linked debt securities issued in 2002 and 2001, respectively, if the average of the closing price per share of TXU Corp. common stock on each of the twenty consecutive trading days ending on the third day immediately preceding the period end is above the strike price of $62.91 and $55.68 per share, for the respective issuances.

      In November 2002, TXU Energy issued $750 million of exchangeable subordinated notes (see Note 7). The notes may be exchanged at any time for TXU Corp. common stock at an initial exercise price of $13.15 per share. The number of shares of TXU Corp. common stock that may be issuable upon the exercise of the exchange right is approximately 57 million. For the periods ended December 31, 2002, these securities were antidilutive and not included in the calculation of diluted earnings per share as the interest per share on the notes was greater than basic earnings per share. As a result of the common stock offering in December 2002, the exercise price has been adjusted to $13.1242 per share.

      Cash Equivalents -- For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

      Changes in Accounting Standards -- On October 25, 2002, the EITF rescinded EITF Issue No. 98-10 which required mark-to-market accounting for all trading activities. Pursuant to this rescission, only financial instruments that are derivatives under SFAS No. 133 will be subject to mark-to-market accounting. Financial instruments that may not be derivatives under SFAS No. 133 but were marked-to-market under EITF Issue No. 98-10, consist primarily of gas transportation and storage agreements, power tolling, full requirements and capacity contracts. This new accounting rule was effective for new contracts entered into after October 25, 2002. Non-derivative contracts entered into prior to October 26, 2002, continued to be accounted for at fair value through December 31, 2002; however, effective January 1, 2003, such contracts were required to be accounted for on a settlement basis. Accordingly, a charge of approximately $100 million ($65 million after-tax) is expected to be reported as a cumulative effect of an accounting change in the first quarter of 2003. The expected cumulative effect adjustment represents the net gains previously recognized for these contracts under mark-to-market accounting.

      SFAS No. 143, "Accounting for Asset Retirement Obligations", became effective on January 1, 2003. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded beginning in 2003, the entity will capitalize the net present value of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted each period, and the capitalized cost is depreciated over the useful life of the related asset. Legal liabilities identified by TXU Corp. relate primarily to nuclear decommissioning and reclamation of lands mined for lignite.

      Prior to January 2003, TXU Corp. recorded liabilities for nuclear decommissioning and for land reclamation in accumulated depreciation. Upon adoption of SFAS No. 143, TXU Corp. will reclassify $271 million previously recorded in accumulated depreciation and record the related liability. TXU Corp. has not previously recorded costs of any other asset retirement obligations that require recognition upon adoption.

      With respect to nuclear decommissioning costs, TXU Corp. believes that the adoption of SFAS No. 143 results primarily in timing differences in the recognition of legal asset retirement costs that TXU Energy is currently recovering, as Oncor recovers decommissioning fees from REPs on behalf of TXU Energy, and will be deferring such differences through the regulatory process as described in Note 15. The impact of adopting SFAS No. 143 is not expected to be significant to TXU Corp.'s earnings and financial condition.

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

      SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002 and became effective on January 1, 2003. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value.

      SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" was issued in December 2002. TXU Corp. adopted the disclosure requirements of SFAS No. 148 effective December 31, 2002. This statement requires that the pro forma information related to stock based compensation, for companies that do not use fair value accounting, be presented in a table in the accounting policies footnote. It also provides other transition alternatives when companies adopt fair value accounting for stock based compensation. TXU Corp. does not currently issue stock options, and only approximately 26,000 previously issued options remain outstanding at December 31, 2002.

      Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FIN No. 34" was issued in November 2002 and became effective for disclosures made in December 31, 2002, financial statements. The interpretation requires expanded disclosures of guarantees (see Note 16 to Financial Statements - Guarantees). In addition, the interpretation requires recording the fair value of guarantees upon issuance or modification after January 1, 2003.

      FIN No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. FIN No. 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. This guidance will be effective for the quarter ending September 30, 2003.

      For accounting standards not yet adopted or implemented, including recent EITF rules regarding recognition of gains and losses at the inception of a derivative contract, TXU Corp. is evaluating the potential impact on its financial position and results of operations.

3.    DISCONTINUED OPERATIONS

       Exit of TXU Europe Operations -- On October 4, 2002, TXU Corp. announced that it was reducing earnings expectations for 2002 and 2003 due primarily to continued pressure on operating results in the United Kingdom (UK). A significant decrease in wholesale power prices and low price volatility, due in part to milder than normal weather, had led to continuing declines in profitability and cash flows from TXU Europe's upstream electricity generation assets and short-term wholesale trading activities. In addition, TXU Europe's ability to enter into structured transactions (long-term trades) had been considerably reduced because of depressed market activity and lack of available counterparties due to energy sector-wide credit concerns. A significant portion of TXU Europe's retail power load in the UK was satisfied with long-term agreements that obligated TXU Europe to purchase power at prices considerably in excess of current wholesale market prices. These comparatively high power purchase costs, combined with increased competition and associated customer attrition, had resulted in reduced profitability and cash flows from TXU Europe's retail electric business. TXU Europe's planned actions to address the situation included restructuring the power purchase agreements and physical generation positions in the UK, ceasing acquisition and other developmental activities, reducing administrative costs and enhancing retail margins.

      On October 14, 2002, TXU Corp. announced that TXU Europe was offering for sale all or portions of its business. Such action effectively represented a determination by TXU Corp. to exit all of its operations in Europe.

      On October 21, 2002, TXU Europe sold certain of its operations to Powergen, a unit of Germany's E.ON AG, for approximately $2.1 billion ((pound)1.37 billion) in cash. The operations sold included: (a) the retail electric and gas business in the UK, consisting of 5.3 million residential and C&I customers, and (b) three power plants representing a total of 2.9 gigawatts of coal-fired generation and a combined heat and power plant, all in the UK. The sale and purchase agreement also provided for the transfer of approximately 1,900 employees in the UK to Powergen and the assumption by Powergen of the associated pension obligations.

      After the sale, TXU Europe retained: (a) its energy trading assets and liabilities; (b) several long-term power purchase agreements in the UK; (c) operations in Germany consisting of a national retail energy provider with 200,000 customers, as well as majority interests in two businesses providing power, gas, heating and water services: the city utility in Kiel (51% owned) with 250,000 customers and the city utility in Braunschweig (74.9% owned) with 210,000 customers; (d) operations in Scandinavia consisting of an 80% owned wholesale power business in Finland, selling over four terawatt hours of electricity annually, a 45% interest in an electricity distribution business in Finland with access to 90,000 customers and a retail energy business with 80,000 customers in Norway; and (e) two combined heat and power plants in the UK and interests in various renewable energy projects, mostly wind farms.

      Subsequently, TXU Europe's principal UK subsidiaries entered into formal administration processes in the UK (similar to bankruptcy proceedings in the US). All operations are being managed by the administrators for the benefit of the creditors of TXU Europe and its subsidiaries, consistent with UK law. The sales proceeds discussed above, as well as any other proceeds that may be realized, will not be available to TXU Corp.

      Accordingly, TXU Europe has been reflected as discontinued operations in the statements of consolidated income and cash flows of TXU Corp., and the prior periods have been restated. TXU Corp.'s charge related to TXU Europe of $4.2 billion in the fourth quarter of 2002 consisted primarily of the write-off of its investment in TXU Europe of $3.9 billion, including $168 million of foreign currency cumulative translation loss. The total charge also included the write-off of receivables due from TXU Europe, as well as certain anticipated income tax and other obligations related to the exiting of the European operations. This charge is before consideration of any income tax benefit, aggregating approximately $1.2 billion with respect to the write-off of TXU Corp.'s investment in TXU Europe, as well as certain contingent income tax liabilities aggregating approximately $300 million. Any tax benefit related to the write-off of the investment will be recognized in income in accordance with SFAS No. 109, "Accounting for Income Taxes." The contingent tax liabilities associated with the write-off will be recognized in income if it becomes probable that such liabilities have been incurred. TXU Corp. will not fund the future operations or any obligations of TXU Europe.

     The following summarizes the historical consolidated financial information of TXU Europe included in discontinued operations:

                                                                              Year Ended  December 31,
                                                                            -----------------------------
                                                                            2002(a)      2001        2000
                                                                            -------      ----        ----

Operating revenues..................................................       $4,052     $12,719        $7,044
                                                                           ------     -------        ------
Operating costs and expenses........................................        3,852      12,299         6,372
Other deductions (income)-- net.....................................            6          45          (121)
Interest income.....................................................          (15)        (99)          (90)
Interest expense and other charges..................................          255         579           574
                                                                           ------      ------        ------
Income  (loss) before income taxes..................................          (46)       (105)          309
Income tax expense (benefit)........................................          (38)       (297)           59
                                                                           ------      ------        ------
Income (loss) from operations ......................................           (8)        192           250
Write-off related to exit...........................................       (4,187)          -            -
                                                                         --------      ------        ------
    Income (loss) from discontinued operations .....................      $(4,195)     $  192       $   250
                                                                          =======      ======        ======

  (a) Reflects operations through September 30, 2002.

                                                                                    Year Ended
                                                                                December 31, 2001
                                                                                ----------------
   Current Assets
        Cash...........................................                              $  945
        Accounts receivable-- trade....................                               1,389
        Inventories ...................................                                  90
        Commodity contract assets......................                                 832
        Other current assets...........................                                 384
                                                                                     ------
           Total current assets........................                               3,640

   Long-term Assets
        Investment and restricted cash.................                               1,208
        Property, plant and equipment - net............                               3,062
        Goodwill.......................................                               5,728
        Commodity contract assets......................                                 246
        Cash flow hedges and other derivative assets...                                 284
        Other assets...................................                                 707
                                                                                     ------
           Total assets................................                              14,875
                                                                                     ------
Current liabilities
       Notes payable - banks...........................                               1,308
       Long-term debt due currently....................                                 441
       Accounts payable-- trade........................                               1,608
       Commodity contract liabilities..................                                 915
       Other current liabilities.......................                                 437
                                                                                     ------
           Total current liabilities...................                               4,709

Noncurrent liabilities
     Accumulated deferred income taxes.................                                 346
     Commodity contract liabilities....................                                 266
     Cash flow hedges and other derivative
       liabilities.....................................                                 198
     Long-term debt, less amounts due currently........                               5,247
     Preferred securities of subsidiary trust..........                                 150
     Other noncurrent liabilities and deferred credits.                                 944
                                                                                     ------
           Total liabilities...........................                              11,860
                                                                                     ------
Net investment.........................................                             $ 3,015
                                                                                     ======

      Sale of Certain Operations in Mexico -- TXU Corp. intends to sell its 60% interest in a gas distribution business in Mexico and recorded a charge of $15 million (after taxes of $8 million) in the third quarter of 2002 to write-down its investment in the business. The charge was reported as discontinued operations.

4.    EXTRAORDINARY LOSS

      Loss on reacquisition of debt -- In October 2002, TXU Corp. recorded a $23 million extraordinary loss (net of income tax benefit of $12 million) for the cash premiums paid on the early redemption of $200 million aggregate principal amount of Putable Asset Term Securities (PATS notes). (See Note 7.)

      During 2002, TXU Corp. redeemed other long-term debt earlier than due, including $114 million of senior notes in the first quarter, resulting in extraordinary losses of $18 million (net of income tax benefits of $10 million).

      As a result of US Holdings' debt restructuring and refinancings in the fourth quarter of 2001, TXU Corp. recorded an extraordinary loss of $97 million (net of income tax benefit of $52 million) for the early reacquisition of debt related to TXU Energy by US Holdings.

      Loss on settlement -- As a result of the Settlement Plan submitted to the Commission for approval of outstanding unbundling issues (see Note 15), TXU Corp. recorded an extraordinary loss of $57 million (net of income tax benefit of $63 million) in the fourth quarter of 2001 to reflect the effect of settlement items that are no longer probable of recovery. The settlement-related items include unrecovered fuel cost, all remaining generation-related regulatory assets and regulatory liabilities that are not subject to recovery through the issuance of securitization bonds, and the excess cost over market of certain purchased power contracts.

      In August 2002 the Regulatory Settlement Plan was approved and a financing order was issued by the Commission, authorizing the issuance of transition (securitization) bonds with a principal amount of $1.3 billion. (See Note 15.) With the final approval of the settlement plan in January 2003, TXU Corp. may proceed with the issuance of securitization bonds as provided in the Commission financing order. In the fourth quarter of 2002, TXU Corp. recorded an extraordinary loss of $134 million (net of income tax benefit of $72 million) principally reflecting a writedown of regulatory assets. The writedown reflects the effect of lower expected cash flows associated with the securitization bonds due to the decline in interest rates.

5.    INVESTMENTS

      The following information is a summary of the investment balance as of December 31, 2002 and 2001:

                                                                                     December 31,
                                                                               -----------------------
                                                                                  2002          2001
                                                                                  ----          ----
      Equity method investments in entities.........................             $   35        $   25
      Nuclear decommissioning trust.................................                266           276
      Nonutility property...........................................                143           347
      Assets related to certain employee benefit plans..............                123           116
      Notes receivable from unconsolidated entities.................                155           182
      Miscellaneous other...........................................                 35            39
                                                                                 ------        ------
            Total investments.......................................             $  757        $  985
                                                                                 ======        ======

      The principal investee companies (and related ownership interest) are:

     Investee                             Accounting                 Carrying
     Company                                Method       Ownership    Amount
     --------                             ----------    ----------   --------

     SEA Gas - Australia                    Equity         33.3%       $  31
     Utech Climate Challenge Fund, LP       Equity         9.66%           1
     Various US equity companies            Equity       5.5%-20%          3
                                                                       -----
                                                                       $  35
                                                                       =====
      See discussion regarding the telecommunications joint venture in Note 16 under "Investments in Unconsolidated Entities."

      Nuclear Decommissioning Trust -- Deposits in an external trust fund for nuclear decommissioning costs are carried at fair value ($266 million and $276 million at December 31, 2002 and 2001, respectively), with the cumulative increase in fair value recorded as a liability, reflecting the statutory nature of the trust (see Note 16 - Nuclear Decommissioning). Decommissioning costs are being recovered from Oncor's customers as a non-bypassable T&D charge over the life of the plant and deposited in the external trust fund. As of December 31, 2002 and 2001, the composition of the external trust fund for decommissioning of the Comanche Peak nuclear power generating station was as follows:


                                                                        December 31, 2002
                                      --------------------------------------------------------------------------------
                                              Cost          Unrealized gain     Unrealized (loss)   Fair market value

Debt securities............                 $   128              $   10              $   (1)             $   137
Equity securities..........                     111                  37                 (19)                 129
                                            -------              ------              ------              -------
                                            $   239              $   47              $  (20)             $   266
                                            =======              ======              ======              =======


                                                                      December 31, 2001
                                       --------------------------------------------------------------------------------
                                              Cost          Unrealized gain     Unrealized (loss)   Fair market value
Debt securities............                 $   120              $    5              $    -              $   125
Equity securities..........                      99                  61                  (9)                 151
                                            -------              ------              ------              -------
                                            $   219              $   66              $   (9)             $   276
                                            =======              ======              ======-             =======

      Debt securities held at December 31, 2002 mature as follows: $48 million in one to five years, $28 million in five to ten years and $61 million after ten years.

       Nonutility Property -- Nonutility property primarily represents the fair value of land and equipment related to two lignite-fueled generation plant construction projects in Texas with a carrying value of $113 million at December 31, 2002. (See Note 2 - Impairment of Long-Lived Assets.)

       Assets related to certain employee benefit plans -- TXU Corp. has several deferred compensation and life insurance plans for qualified employees. Most of the assets of these plans represent cash surrender values of life insurance policies that are purchased to fund various commitments under these plans. TXU Corp. pays the premiums and is the beneficiary of these life insurance policies. As of December 31, 2002, the face amount of these policies was $527 million and the net cash surrender value was $91 million. The remainder of the assets represents amounts held in trust funds for the deferred compensation plans. These assets are generally recorded at cost.

      Notes Receivable from Unconsolidated Entities -- Notes receivable from unconsolidated subsidiaries primarily reflects the amounts due from the Pinnacle joint venture under a $200 million revolving credit facility provided by TXU Corp. expiring in 2004. At December 31, 2002, the balance outstanding under the facility was $144 million.

6.    SHORT-TERM FINANCING

      At December 31, 2002, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of $2.3 billion and commercial paper of $18 million. During the years 2002 and 2001, TXU Corp.'s average amounts outstanding for short-term borrowings were $2.2 billion. Weighted average interest rates on short-term borrowings were 2.60% and 3.36% at December 31, 2002 and 2001, respectively.

      At December 31, 2002, TXU Corp. has credit facilities (some of which provide for long-term borrowings) as follows:



                                                                                              At December 31, 2002
                                                                             --------------------------------------------------
                                                         Authorized          Facility    Letters of     Cash
Facility                               Expiration Date   Borrowers             Limit       Credit    Borrowings   Availability
--------                               ---------------   ---------             -----       ------    ----------   ------------

364-Day Revolving Credit Facility      April 2003        US Holdings, TXU
                                                           Energy, Oncor      $ 1,000      $  121      $  879       $   --
364-Day Senior Secured Credit          December 2003     Oncor
Facility                                                                          150          --          --          150
Five -Year Revolving Credit Facility   February 2005     US Holdings            1,400         473         927           --
Three-Year Revolving Credit Facility   May 2005          TXU Corp.                500          --         500           --
                                                                              -------      ------      ------       ------
      Total US                                                                $ 3,050      $  594      $2,306       $  150

Senior Facility                        October 2004      TXU Australia        $   989      $   --      $  871       $  118
Working Capital Facility               October 2003      TXU Australia             56          --          --           56
Standby Facility (a)                   December 2003     TXU Australia             18          --          --           --
                                                                              -------      ------      ------       ------
      Total Australia                                                         $ 1,063      $   --      $  871       $  174


(a) Supports commercial paper borrowings, which were $18 million at December 31, 2002.

      In October 2002, US Holdings, Oncor and TXU Energy borrowed approximately $2.6 billion in cash against their available credit facilities, the total of which represented the remaining availability after $549 million was used to support outstanding letters of credit. These funds and other available cash were used, in part, to repay outstanding commercial paper upon maturity. As of December 31, 2002, these facilities were fully drawn and were reflected in notes payable - banks on the balance sheet. Excess cash of approximately $1.6 billion at December 31, 2002, has been invested in liquid short-term marketable securities earning current market rates. These funds will be used to repay debt as it matures and meet other working capital requirements until such time as the commercial paper market becomes accessible.

      In January 2003, TXU Australia extended its $56 million (A$99 million) working capital facilities to October 2003. At December 31, 2002, the facility was fully available for future borrowings.

      In October 2002, Oncor entered into a commitment for a secured credit facility of up to $1 billion. The facility was intended to fund interim refinancings of approximately $700 million of maturing secured debt should market conditions not support a timely, cost effective refinancing. The balance was to be available for general corporate purposes at Oncor. In December 2002, Oncor issued $850 million senior secured notes, reducing the commitment to $150 million. Oncor subsequently converted the commitment to a $150 million secured 364-day credit facility.

      In May 2002, TXU Corp. entered into the $500 million three-year revolving credit facility with a group of banks that terminates May 1, 2005. This facility is used for working capital and general corporate purposes.

      In April 2002, US Holdings, TXU Energy and Oncor entered into the joint $1.0 billion 364-day revolving credit facility with a group of banks that terminates in April 2003, but borrowings outstanding at any time can be extended for one year. This facility is used for working capital and general corporate purposes. Up to $1.0 billion of letters of credit may be issued under the facility. This facility and the $500 million three-year revolving credit facility described above replaced the TXU Corp. and US Holdings $1.4 billion 364-day revolving credit facility that expired in April 2002.

      In the second quarter of 2002, each of TXU Energy and Oncor began issuing commercial paper to fund its short-term liquidity requirements. The commercial paper programs allow each of TXU Energy and Oncor to issue up to $2.4 billion and $1.0 billion of commercial paper, respectively. At December 31, 2002, each of the US credit facilities listed above provided back-up for outstanding commercial paper under the Oncor and TXU Energy programs. The TXU Corp. commercial paper program was discontinued in July 2002, and at that time, TXU Corp. was removed as a borrower under the $1.4 billion Five-Year Revolving Credit Facility. As of December 31, 2002, there was no outstanding commercial paper under these programs. Concurrent with events in October 2002, as described in Note 3, US commercial paper markets became inaccessible to TXU Corp., TXU Energy and Oncor. Commercial paper borrowings are expected to resume as market concerns regarding the liquidity of TXU Corp. and its US subsidiaries are mitigated.

      With respect to the 364-day revolving credit facility in the above table, TXU Corp. is pursuing various alternatives for renewing this facility, including the option under the agreement of converting the outstanding borrowings at the end of the term to a 364-day term loan.

      Sale of Receivables -- Certain subsidiaries of TXU Corp. sell trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Corp., which sells undivided interests in accounts receivable it purchases to financial institutions. As of December 31, 2002, TXU Energy (through certain subsidiaries), Oncor and TXU Gas are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of December 31, 2002, $1.26 billion face amount of receivables were sold to TXU Receivables Company under the program in exchange for cash of $406 million and $820 million in subordinated notes, with $31 million of losses on sales for the year ended December 31, 2002 that principally represents the interest costs on the underlying financing. These losses approximated 5% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Funding under the program decreased from $600 million at September 30, 2002 to $406 million at December 31, 2002, primarily due to billing and collection delays arising from new systems and processes in TXU Energy and ERCOT for clearing customers switching and billing data, as well as seasonality of the business.

      Upon termination, cash flows to the originators would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests of the financial institutions instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. TXU Business Services Company, a subsidiary of TXU Corp., services the purchased receivables and is paid a market based servicing fee by TXU Receivables Company. The subordinated notes receivable from TXU Receivables Company represent TXU Corp.'s subsidiaries' retained interests in the transferred receivables and are recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the subordinated notes, and are included in accounts receivable in the consolidated balance sheet.

      In October 2002, the program was amended to extend the program to July 2003, to provide for reserve requirement adjustments as the quality of the portfolio changes and to provide for adjustments to reduce receivables in the program by the related amounts of customer deposits held by originators. In February 2003, the program was further amended to allow receivables that are 31-90 days past due into the program.

      Contingencies Related to Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

    1) the credit rating for the long-term senior debt securities of both any originator and its parent guarantor, if any, declines below BBB- by Standard & Poor's (S&P) or Baa3 by Moody's; or
    2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds.

      The delinquency and dilution ratios exceeded the relevant thresholds at various times during 2002 and in January 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customer switching and billing data. The resolution of these issues as well as the implementation of new POLR rules by the Commission (see Note 15) are expected to bring the ratios in consistent compliance with the program.

      Under the receivables sale program, all originators are required to maintain a `BBB-' (S&P) and a `Baa3' (Moody's) rating or better (or supply a parent guarantee with a similar rating). A downgrade below the required ratings for an originator would prevent that originator from selling its accounts receivable under the program. If all originators are downgraded so that there are no eligible originators, the facility would terminate.

      The accounts receivable program also contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services Company each have a cross default threshold of $50 thousand. If either an originator, TXU Business Services Company or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

7. LONG-TERM DEBT

Entity
------                                                                                          December 31,
                                                                                         ------------------------
                                                                                              2002         2001
                                                                                              ----         ----
TXU Energy
----------
  Pollution Control Revenue Bonds:
    Brazos River Authority:
    1.390% Floating Taxable Series 1993 due June 1, 2023(d)..........................       $    44      $    69
    4.900% Fixed Series 1994A due May 1, 2029(c).....................................            39           39
    5.400% Fixed Series 1994B due May 1, 2029(c).....................................            39           39
    5.400% Fixed Series 1995A due April 1, 2030(c)...................................            50           50
    5.050% Fixed Series 1995B due June 1, 2030(c)....................................           118          118
    4.800% Fixed Series 1999A due April 1, 2033(c)...................................           111          111
    1.150% Floating Series 1999B due September 1, 2034(d)............................            16           16
    1.450% Floating Series 1999C due March 1, 2032(d)................................            50           50
    4.950% Fixed Series 2001A due October 1, 2030(c).................................           121          121
    4.750% Fixed Series 2001B due May 1, 2029(c).....................................            19           19
    5.750% Fixed Series 2001C due May 1, 2036(c).....................................           274          274
    4.250% Fixed Series 2001D due May 1, 2033(c).....................................           271          271
    1.940% Floating Taxable Series 2001E due December 31, 2036.......................            --           36
    1.700% Floating Taxable Series 2001F due December 31, 2036(d)....................            39           39
    1.700% Floating Taxable Series 2001G due December 31, 2036(d)....................            72           72
    1.470% Floating Taxable Series 2001H due December 31, 2036(d)....................            31           31
    1.420% Floating Taxable Series 2001I due December 31, 2036(d)....................            63           63
    1.650% Floating Series 2002A due May 1, 2037(a)..................................            61           --

    Sabine River Authority of Texas:
    6.450% Fixed Series 2000A due June 1, 2021.......................................            51           51
    5.500% Fixed Series 2001A due May 1, 2022(c).....................................            91           91
    5.750% Fixed Series 2001B due May 1, 2030(c).....................................           107          107
    4.000% Fixed Series 2001C due May 1, 2028(c).....................................            70           70
    1.700% Floating Taxable Series 2001D due December 31, 2036(d)....................            12           12
    1.470% Floating Taxable Series 2001E due December 31, 2036(a)....................            45           45

    Trinity River Authority of Texas:
    4.900% Fixed Series 2000A due May 1, 2028(c).....................................            14           14
    5.000% Fixed Series 2001A due May 1, 2027(c).....................................            37           37

    Other:
    7.000% Fixed Senior Notes - TXU Mining Company LLP due May 1, 2003...............            73          125
    3.410% Floating Rate Debentures due May 20, 2003.................................            --        1,500
    6.875% Fixed Senior Notes - TXU Mining Company LLP due August 1, 2005............            30          100
    9.000% Fixed Exchangeable Subordinated Notes due November 22, 2012                          750           --
    Capital Lease obligations........................................................            10           --
    Other............................................................................             8            8
    Unamortized premium and discount.................................................          (111)          (1)
                                                                                             ------        -----
    Other............................................................................         2,605        3,577
                                                                                             ------        -----

TXU US Holdings
---------------
    7.170% Fixed Senior Debentures due August 1, 2007................................            10           10
    9.556% Fixed Notes due in bi-annual installments through December 4, 2019........            73           75
    8.254% Fixed Notes due in quarterly installments through December 31, 2021.......            68           70
    2.507% Floating Rate Junior Subordinated Debentures, Series D due January 30,
    2037(a)..........................................................................             1            1
    8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037.......             8            8
                                                                                             ------       ------
        Total TXU US Holdings .......................................................           160          164
                                                                                             ------      -------



                                                                                                  December 31,
                                                                                               -----------------
                                                                                               2002         2001
Oncor
----
    9.320% Fixed Medium Term Secured Notes due January 15, 2002......................            --           10
    9.680% Fixed Medium Term Secured Notes due February 25, 2002.....................            --           20
    9.700% Fixed Medium Term Secured Notes due March 1, 2002.........................            --           25
    6.470% Fixed Medium Term Secured Notes due November 13, 2002.....................            --            3
    6.560% Fixed Medium Term Secured Notes due November 20, 2002.....................            --           10
    6.580% Fixed Medium Term Secured Notes due November 20, 2002.....................            --            5
    9.530% Fixed Medium Term Secured Notes due January 30, 2003......................             4            4
    9.700% Fixed Medium Term Secured Notes due February 28, 2003.....................            11           11
    8.125% Fixed First Mortgage Bonds due February 1, 2002...........................            --          150
    8.000% Fixed First Mortgage Bonds due June 1, 2002...............................            --          147
    6.750% Fixed First Mortgage Bonds due March 1, 2003..............................           133          194
    6.750% Fixed First Mortgage Bonds due April 1, 2003..............................            70           95
    2.426% Floating Rate Series C First Mortgage Bonds due June 15, 2003.............            --          400
    8.250% Fixed First Mortgage Bonds due April 1, 2004..............................           100          100
    6.250% Fixed First Mortgage Bonds due October 1, 2004............................           121          121
    6.750% Fixed First Mortgage Bonds due July 1, 2005...............................            92           92
    8.875% Fixed First Mortgage Bonds due February 1, 2022...........................            --          112
    7.875% Fixed First Mortgage Bonds due March 1, 2023..............................           224          224
    8.750% Fixed First Mortgage Bonds due November 1, 2023...........................           103          103
    7.875% Fixed First Mortgage Bonds due April 1, 2024..............................           133          133
    8.500% Fixed First Mortgage Bonds due August 1, 2024.............................            --          115
    7.625% Fixed First Mortgage Bonds due July 1, 2025...............................           215          215
    7.375% Fixed First Mortgage Bonds due October 1, 2025............................           178          178
    6.375% Fixed Senior Secured Notes due May 1, 2012................................           700           --
    7.000% Fixed Senior Secured Notes due May 1, 2032................................           500           --
    6.375% Fixed Senior Secured Notes due January 15, 2015...........................           500           --
    7.250% Fixed Senior Secured Notes due January 15, 2033...........................           350           --
    5.000% Fixed Debentures due September 1, 2007....................................           200           --
    7.000% Fixed Debentures due September 1, 2022....................................           800           --
    Unamortized premium and discount and fair value adjustments......................           (35)         (15)
                                                                                             -------      ------
        Total Oncor Electric Delivery Company........................................         4,399        2,452
                                                                                             -------      ------

TXU Gas
-------
    7.625% Fixed Putable Asset Term Securities due October 15, 2012..................            --          200
    6.250% Fixed Notes due January 1, 2003...........................................           125          125
    6.375% Fixed Notes due February 1, 2004..........................................           150          150
    7.125% Fixed Notes due June 15, 2005.............................................           150          150
    6.564% Fixed Remarketed Reset Notes due January 1, 2008..........................           125          125
    Unamortized premium and discount and fair value adjustments......................             1            4
                                                                                             ------        -----
       Total TXU Gas .................................................................          551          754
                                                                                             ------        -----

TXU Australia
-------------
    7.200% Floating Notes due October 30, 2003(b)....................................            17           15
    7.080% Floating Notes due September 21, 2007(b)..................................           155          141
    7.120% Floating Note, Tranche A Facility due October 26, 2004(a).................            23           21
    5.800% Floating Note, Tranche A Facility due October 26, 2004(a).................           142           56
    5.160% Floating Note, Tranche A Facility due October 26, 2004....................            --           70
    5.040% Floating Note, Tranche A Facility due October 26, 2004....................            --           63
    6.950% Floating Note, Tranche B Facility due October 26, 2004(b).................           113          101
    7.110% Floating Note, Tranche B Facility due October 26, 2004(b).................            34           31
    8.320% Floating Note, Tranche B Facility due October 26, 2004(b).................            62          124
    6.860% Floating Note, Tranche B Facility due October 26, 2004(b).................            73           --
    7.050% Floating Note, Tranche C Facility due October 26, 2004(b).................           311          394
    6.860% Floating Note, Tranche C Facility due October 26, 2004(b).................           113           --
    7.000% Fixed Medium Term Notes due September 22, 2005............................           113          102
    6.680% Floating Senior Notes due December 1, 2006(b).............................           203          184
    7.150% Floating Senior Notes due December 1, 2016(b).............................            70           63
    Unamortized premium and discount and fair value adjustments......................            99          107
                                                                                             ------       ------
       Total TXU Australia...........................................................         1,528        1,472
                                                                                             ------       ------


                                                                                                 December 31,
                                                                                              ------------------
                                                                                               2002        2001
                                                                                               ----        ----
Corporate and Other
-------------------
    10.25% Fixed Senior Notes due March 15, 2005.....................................            --           14
    10.58% Fixed Senior Notes due March 15, 2010.....................................            --           72
    6.200% Fixed Senior Notes Series A due October 1, 2002...........................            --          125
    6.375% Fixed Senior Notes Series B due October 1, 2004...........................           175          175
    6.375% Fixed Senior Notes Series C due January 1, 2008...........................           200          200
    5.520% Fixed Senior Notes Series D due August 16, 2003...........................           323          350
    4.050% Fixed Senior Notes Series E due August 16, 2004...........................             2          350
    6.375% Fixed Senior Notes Series J due June 15, 2006.............................           800          800
    4.750% Fixed Senior Notes Series K due November 16, 2006 (equity-linked).........           500          500
    5.450% Fixed Senior Notes Series L due November 16, 2007 (equity-linked).........           500          500
    5.800% Fixed Senior Notes Series M due May 16, 2008 (equity-linked)..............           440           --
    6.000% Fixed Telecom Overfund Trust Debt due bi-annually through August 15, 2004.           178          259
    12.80% Floating notes (a)........................................................             4            6
    3.355% Building Financing due bi-annually through February 28, 2022..............           140           --
    Unamortized premium and discount and fair value adjustments......................            50           22
                                                                                            -------      -------
       Total Corporate and Other.....................................................         3,312        3,373
                                                                                            -------      -------
    Total TXU Corp. Consolidated.....................................................        12,555       11,792

    Less amount due currently........................................................           855          866
                                                                                            -------      -------


    Total Long-Term Debt.............................................................       $11,700      $10,926
                                                                                            =======      =======

    NOTES:
    -----
    (a) Interest rates in effect at December 31, 2002.
    (b) Interest rates fixed by swaps at December 31, 2002.
    (c) These series are in the multiannual mode. These bonds are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, a new interest rate and interest rate period will be reset for the bonds.
   (d) Interest rates in effect at December 31, 2002. These series are in a flexible or weekly rate mode and are supported by an irrevocable letter of credit. Series in the flexible mode will be remarketed for periods of less than 270 days.

      In February 2003, Oncor gave notice of its intent to redeem on March 5, 2003, all ($103 million principal amount) of its First Mortgage and Collateral Trust Bonds, 8 3/4% Series due November 1, 2023, at 104.01% of the principal amount thereof, plus accrued interest to the redemption date. The notice is subject to receipt of the redemption funds by the trustee on or before the redemption date.

      In December 2002, Oncor issued $850 million principal amount of its senior secured notes in two series in a private placement with registration rights. One series of $500 million bears interest at the annual rate of 6.375% and matures in 2015, and the other series of $350 million bears interest at the annual rate of 7.250% and matures in 2033. Each series is initially secured by a lien on an equal principal amount of Oncor's first mortgage bonds and the lien of the indenture under which the senior secured notes were issued; however, the lien of those bonds may be released in certain circumstances. The net proceeds were used by Oncor for the repurchase and retirement of $61 million principal amount of Oncor's 6.75% First Mortgage Bonds due in March 2003 and the defeasance of the remaining $133 million principal amount, and the repurchase and retirement of $25 million principal amount of Oncor's 6.75% First Mortgage Bonds due April 2003 and the defeasance of the remaining $70 million principal amount. The remaining net proceeds were used for general corporate purposes, including the repayment of short-term advances from affiliates. The short-term advances represented amounts previously borrowed to redeem $400 million principal amount of Oncor's First Mortgage Bonds floating rate Series C due June 15, 2003.

      The defeasance amounts (approximately $210 million at December 31, 2002) were deposited with the trustee for such bonds with irrevocable instructions from Oncor to apply such deposited proceeds to the payment of principal and interest on such bonds through maturity or the earliest redemption date. These deposits are reflected in restricted cash on the balance sheet.

      In October 2002, TXU Gas exercised its right to redeem $200 million aggregate principal amount of Putable Asset Term Securities (PATS) notes that would have matured on October 15, 2012 for a cash premium of $35 million ($23 million after-tax), which has been recognized as an extraordinary loss on debt extinguishment in the fourth quarter of 2002. TXU Gas used cash advances from TXU Corp. and cash on hand to fund the redemption of the PATS notes.

      In October 2002, TXU Corp. paid off $125 million of notes at maturity.

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

      Also in May 2002, the Brazos River Authority issued $61 million principal amount of weekly reset floating rate pollution control revenue refunding bonds for TXU Energy, the proceeds of which were used to refund a similar principal amount of pollution control revenue bonds.

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

      As of December 31, 2002, the aggregate secured long-term debt of TXU Corp. and its consolidated subsidiaries consisted of $3.4 billion of Oncor's first mortgage bonds and senior secured notes that are secured by a lien on substantially all of its tangible electric T&D property, and $15 million of various other long-term debt secured by liens on utility plant and other assets in North America. TXU Corp.'s long-term debt obligations are not guaranteed or secured by affiliates.

      2001 Debt Restructuring and Refinancing Plan -- On January 1, 2002, US Holdings' business was restructured into a regulated T&D utility business and an unregulated energy business. In connection with the restructuring, the generation assets transferred to TXU Energy were released from the lien of US Holdings' mortgage. Upon transfer of the T&D assets to Oncor, Oncor assumed US Holdings' mortgage and the first mortgage bonds outstanding thereunder. Substantially all of Oncor's T&D assets are subject to liens under its mortgage indentures.

      Under the debt restructuring and refinancing plan, US Holdings' pollution control bond obligations were assumed by TXU Energy.

      The debt restructuring process resulted in an extraordinary charge of $97 million (net of income tax benefit of $52 million) in the fourth quarter of 2001. (See Note 4.) In connection with the refinancing, approximately $73 million in additional pre-tax losses from the reacquisition of debt and trust securities was allocated to Oncor and was written-off in the fourth quarter of 2001. Because this write-off is recoverable, it reduced the adjustment to revenues for earnings in excess of the regulatory earnings cap.

      The pollution control series variable rate debt of TXU Energy requires periodic remarketing. Because TXU Energy intends to remarket these obligations, and has the ability and intent to refinance if necessary, they have been classified as long-term debt.

      Equity-Linked Debt Securities -- Equity-linked debt securities are units that consist of (i) TXU Corp. senior notes and (ii) a stock purchase contract that requires the holder to purchase TXU Corp. common stock in the future. The number of shares issuable upon settlement of stock purchase contracts is based on the market price, which is determined as the average of the closing price of TXU Corp. common stock on each of the twenty consecutive trading days ending on the third trading day immediately preceding the settlement date. The calculation of shares issuable is subject to a minimum price or "reference price" (typically this is the price of the common stock at the time of the initial issuance of the equity-linked debt securities) and a maximum price or "threshold appreciation price" (this represents a premium over the reference price that is negotiated in connection with the pricing of the offering). The reference price and the threshold appreciation price for each series of TXU Corp.'s equity-linked debt securities are based on market conditions at the time the securities were issued.

      To the extent the market price of TXU Corp. common stock is below the reference price on the applicable settlement date, holders of equity-linked debt securities would be required to purchase TXU Corp. common stock at a price higher than the market price at that time. The market price of TXU Corp.'s common stock is currently below the reference price for both currently outstanding series of TXU Corp.'s equity-linked debt securities. TXU Corp.'s liquidity and stock price affect the market price of the equity-linked debt securities (as well as the market price of other securities issued by TXU Corp. and its subsidiaries), but do not have any effect on the provisions of the equity-linked debt securities other than the impact on the settlement rate, as discussed above.

      In June 2002, TXU Corp. issued 8.8 million equity-linked debt securities (2002 Corporate Units) with an aggregate stated amount of $440 million. Net proceeds of $427 million were used for working capital and other general corporate purposes, including repayment of commercial paper and to provide advances to subsidiaries. Each of the 2002 Corporate Units initially consists of an unsecured $50 note (Series M due 2008) and a contract to purchase from TXU Corp. its common stock in the future. Quarterly distributions on the 2002 Corporate Units will include interest on the notes at the annual rate of 5.8% and contract adjustment payments payable by TXU Corp. at the annual rate of 2.325%. The contracts require the holders to purchase TXU Corp. common stock based on a range of prices per share ($51.15 minimum or reference price to $62.9145 maximum or threshold appreciation price) at the settlement date of May 16, 2006. In connection with the issuance, TXU Corp. recorded, as a reduction to common stock equity, the present value of the contract adjustment payments of $36 million and a portion of the costs incurred in connection with the issuance of the 2002 Corporate Units. A liability was recorded for the contract adjustment payments and will be reduced as the contract adjustment payments are made. Under the terms of the purchase contracts, TXU Corp. will issue between 6,993,600 and 8,602,000 shares of its common stock in connection with the settlement date. A total of 8,602,000 shares of TXU Corp.'s common stock are reserved for issuance in connection with the 2002 Corporate Units.

      In October 2001, TXU Corp. issued 20 million equity-linked debt securities (2001 Equity Units) with an aggregate stated amount of $1.0 billion. Net proceeds of $974 million were used to repay commercial paper. Each of the corporate units initially consists of two unsecured $25 notes (Series K due 2006 and Series L due 2007) and a contract to purchase from TXU Corp. its common stock in the future. Quarterly distributions on the corporate units will include interest on the notes at the annual rate of 4.75% on Series K and 5.45% on Series L and contract adjustment payments of 3.65% per annum on the stated amounts of the notes through the first settlement date, then interest of 5.45% on Series L and contract adjustment payments of 3.30% per annum on the stated amounts through the second settlement date. The contracts require the holders to purchase TXU Corp. common stock based on a range of prices per share ($45.64 minimum or reference price to $55.68 maximum or threshold appreciation price) on the settlement dates of November 16, 2004 and 2005. In connection with the issuance, TXU Corp. recorded, as a reduction of common stock equity, the present value of the contract adjustment payments of $116 million and a portion of the costs incurred in connection with the issuance of the 2001 Equity Units. A liability was recorded for the contract adjustment payments and will be reduced as the contract adjustment payments are made. Under the terms of the Purchase Contracts, TXU Corp. will issue between 8,980,000 and 10,956,000 shares of its common stock in connection with each settlement date. A total of 21,912,000 shares of TXU Corp.'s common stock are reserved for issuance in connection with the 2001 Equity Units.

      TXU Corp. has the right to defer the contract adjustment payments on these equity-linked debt securities, but any such election will subject TXU Corp. to restrictions on the payment of dividends on and redemption of outstanding shares of its common stock. TXU Corp. currently has no plans to defer these contract adjustment payments.

      In 1998, TXU Corp. issued $700 million of equity-linked debt securities, which consisted of a debt component (Series D due 2003 and Series E due 2004) and common stock forward purchase contracts. The first of the two common stock forward purchase contracts was settled on August 16, 2001 with the issuance of
7.5 million shares of common stock for $351 million in cash. The second of the common stock forward purchase contracts was settled on August 16, 2002, with the issuance of approximately 8.4 million shares of common stock to the holders of these equity-linked securities for approximately $111 million in cash. In addition, TXU Corp. retained and canceled approximately $238 million of the 6.5% Series E Notes in satisfaction of the obligations under the common stock forward purchase contracts of holders that did not settle their contracts with cash. Holders of $109 million of Series E Notes had their notes repaid by TXU Corp. on September 3, 2002. The Series E Notes that remain outstanding (approximately $2.2 million principal amount) bear interest at 4.05% per annum from August 16, 2002 through maturity on August 16, 2004.

      Exchangeable Subordinated Debt --In November 2002, TXU Energy issued $750 million of exchangeable subordinated notes in a private placement. The notes will mature in November 2012, bear interest at the annual rate of 9% and permit the deferral of interest payments. TXU Corp. has granted the holders the right to exchange the notes for TXU Corp. common stock. The notes currently may be exchanged, subject to certain restrictions, at any time for up to approximately 57 million shares of TXU Corp. common stock at an exercise price of $13.1242 per share. The number of shares of TXU Corp. common stock that may be issuable upon the exercise of the exchange right is determined by dividing the principal amount of notes to be exchanged by the exercise price. The exercise price and the number of shares to be issued are subject to anti-dilution adjustments. The proceeds from the issuance of the notes were used for the repayment of two standby credit facilities that expired in November 2002. TXU Corp. recognized a discount on the notes of $111 million, which represented the excess of the market value of TXU Corp. common stock on the transaction date over the exercise price applied to the number of issuable shares. This discount is being amortized to interest expense over the term of the debt. As a result, the effective interest rate on the notes is 11.5%. At the time of any exchange of the notes for common stock, the unamortized discount will be proportionately written off as a charge to earnings.

      The exchangeable notes are subordinated in bankruptcy to all other TXU Energy obligations. TXU Energy has the right until May 2003 to require the holders of the notes to exchange their interest in the notes for a preferred equity interest in TXU Energy with economic and other terms substantially identical to the notes. The original purchasers of the notes have the right to nominate one member to the board of directors of TXU Corp., and such member has been appointed to fill a vacancy. This right exists so long as the original purchasers hold at least 30% of their original investment in the form of common stock and/or notes, but no later than November 2012 or, if later, the date no notes remain outstanding. The holders of the notes are restricted from actions that would increase their control of TXU Corp.

      Australia -- At December 31, 2002, TXU Australia had A$505 million ($285 million) in medium-term notes outstanding, of which payments of A$475 million ($268 million) were guaranteed under a policy issued by MBIA Insurance Corporation. The medium-term notes have three tranches consisting of fixed and variable rates of which A$30 million ($17 million) is due October 2003 and the remainder is due between September 2005 and September 2007.

      Maturities -- Sinking fund and maturity requirements for all long-term debt instruments, excluding capital lease obligations, in effect at December 31, 2002, were as follows:

Year
2003.........................................................        $  854
2004.........................................................         1,526
2005.........................................................           402
2006.........................................................         1,521
2007 ........................................................           884
Thereafter...................................................         7,351
Unamortized premium and discount and fair value adjustments..             7
Capital lease obligations....................................            10
                                                                     ------
      Total..................................................       $12,555
                                                                    =======

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of TXU Corp. and its consolidated subsidiaries contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. TXU Energy's exchangeable subordinated notes also limit its incurrence of additional indebtedness unless a leverage ratio and interest coverage test are met on a pro forma basis. As of December 31, 2002, TXU Corp. and its US and Australian subsidiaries were in compliance with all such applicable covenants.

      Certain financing and other arrangements of TXU Corp. and its continuing US and Australian subsidiaries contain provisions that are specifically affected by changes in credit ratings and also include cross default provisions. The material provisions are described below.

      Other agreements of TXU Corp. and its subsidiaries, including some of the credit facilities discussed above, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of TXU Corp. or its subsidiaries.

      Cross Default Provisions
      ------------------------
      Certain financing arrangements of TXU Corp. and its subsidiaries contain provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions. Most agreements have a cure period of up to 30 days from the occurrence of the specified event during which the company is allowed to rectify or correct the situation before it becomes an event of default.

      TXU Corp.'s $500 million three-year revolving facility contains a cross-default with respect to any default by TXU Corp. or any US subsidiary thereof in respect of any indebtedness in excess of $50 million. A default by TXU Australia would not trigger the cross-default provision contained in this facility.

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross-default under the $1.0 billion joint US Holdings/TXU Energy/Oncor 364-day revolving credit facility, the $1.4 billion US Holdings 5-year revolving credit facility, two letter of credit reimbursement and credit facility agreements ($68.1 million and $54.2 million currently outstanding, respectively) and the $103 million TXU Mining Company LP senior notes (which have a $1 million threshold). Under the joint US Holdings/TXU Energy/Oncor $1.0 billion 364-day revolving credit facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy and US Holdings, but not as to Oncor. Also, under this credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facility as to Oncor and US Holdings, but not as to TXU Energy. Further, under this credit facility, a default by US Holdings would cause the maturity of outstanding balances under such facility to be accelerated as to US Holdings, but not as to Oncor or TXU Energy. Under the Oncor $150 million credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated.

      TXU Corp.'s 6% Notes due 2003 to 2004, which are held by the Pinnacle Overfund Trust ($178 million outstanding at December 31, 2002) and Pinnacle's unconsolidated 8.83% Senior Secured Notes due 2004 ($810 million outstanding at December 31, 2002) contain cross-default provisions relating to a failure to pay principal or interest on indebtedness of TXU Corp. or TXU Communications (in the case of the 8.83% Senior Secured Notes due 2004) in a principal amount of $50 million or above.

      A default by TXU Gas or any of its material subsidiaries on indebtedness of $25 million or more would result in a cross-default under the $300 million TXU Gas senior notes due 2004 and 2005.

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

      In December 2001, in connection with the restructuring and refinancing plans of US Holdings to comply with the 1999 Restructuring Legislation, the TXU Electric Capital I and Capital III Trust Securities, with liquidation preferences of $25 per unit, were redeemed for $141 million and $194 million, respectively. In addition, US Holdings redeemed $99 million of the $100 million of outstanding TXU Electric Capital IV Trust Securities and $392 million of the $400 million outstanding amount of its TXU Electric Capital V Trust Securities, both of which had a liquidation preference of $1,000 per unit. Following the completion of the redemption, the Capital IV and V Trusts were liquidated. The capital securities held by the security holders were refinanced by proceeds of junior subordinated debentures of US Holdings, which are classified on the balance sheet as other long-term debt.

      The statutory business trust subsidiaries of TXU Corp., US Holdings and TXU Gas had Trust Securities outstanding and Trust Assets as follows at December 31:

                                              Trust Securities
                              ----------------------------------------------------          Trust Assets
                                    Units (000's)                   Amount                      Amount            Maturity
                              ------------------------    ------------------------  ---------------------------   --------
                              2002      2001     2000     2002      2001     2000      2002       2001      2000
                              ----      ----     ----     ----      ----     ----      ----       ----      ----
TXU Corp.
--------

TXU Corp. Capital I
   (7.25% Series).....        9,200     9,200     9,200    $223      $223    $ 223     $237       $ 237   $  237    2029
TXU Corp. Capital II

   (8.70% Series).....        6,000     6,000     6,000     145       145      145      155         155      155    2034
                             ------     -----     -----    ----      ----     ----     ----        ----   ------
   Total TXU Corp.....       15,200    15,200    15,200     368       368      368      392         392      392
                             ------    ------    ------    ----      ----     ----     ----        ----   ------

US Holdings
-----------

TXU Electric Capital I
   (8.25% Series).....          --        --     5,871      --        --       141       --         --       155    2030
TXU Electric Capital III
   (8.00% Series).....          --        --     8,000      --        --       194       --         --       206    2035
TXU Electric Capital IV
   (Floating Rate Trust
   Securities)........          --        --       100      --        --        98       --         --       103    2037
TXU Electric Capital V
   (8.175% Series)....          --        --       400      --        --       396       --         --       412    2037
                             -----     -----    ------    ----      ----     -----     ----       ----    ------
   Total US Holdings..          --        --    14,371      --        --       829       --         --       876
                             -----     -----    ------    ----      ----     -----     ----       ----    ------

TXU Gas
-------

TXU Gas Capital I
   (Floating Rate Trust
   Securities)(a).....         150       150       150     147       147       147      155        155       155    2028
                             -----     -----     -----    ----      ----     -----     ----       ----    ------

   Total..............      15,350    15,350    29,721    $515      $515    $1,344     $547       $547    $1,423
                            ======    ======    ======    ====      ====    ======     ====       ====    ======


(a) Interest rate swaps effectively fix the rate on $100 million of the TXU Gas Floating Rate Trust Securities at 6.629% and at 6.444% on the remaining $50 million of the Trust Securities to July 1, 2003.

      Each parent company owns the common trust securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of such trust's securities.

9. PREFERRED STOCK AND SECURITIES OF SUBSIDIARIES OF TXU CORP.


                                            Shares Outstanding          Amount
                                                December 31,         December 31,     Redemption Price Per Share
                                              2002 and 2001         2002 and 2001         December 31, 2002
                                             ---------------        -------------         ------------------
                                           (thousands of shares)

Not Subject to Mandatory Redemption:
------------------------------------
US Holdings (a):
$4.00 to $5.08 dividend rate series..              379                 $ 38                $101.79 to $112.00
$7.98 series.........................              261                   26                       (c)
$7.50 series (b).....................              308                   30                       (c)
$7.22 series (b).....................              221                   21                       (c)
                                                                       ----
     Sub-total.......................                                   115
                                                                       ----


TXU Gas
Adjustable rate-series F (d).........               75                   75                    $1,000
                                                                       ----
    Total............................                                  $190
                                                                       ====


Subject to Mandatory Redemption:
-------------------------------
US Holdings (a):
$6.98 series.........................              107                $  11                       (e)
$6.375 series........................              100                   10                       (e)
                                                                       ----
     Total...........................                                  $ 21
                                                                       ====

------------
(a) Cumulative, without par value, entitled upon liquidation to $100 per share; 17,000,000 total shares authorized.
(b) The preferred stock series is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share, at $25 per share, represents one quarter of a share of underlying preferred stock.
(c) Not redeemable at December 31, 2002.
(d) Entitled upon liquidation to stated value of $1,000 per share; 2,000,000 total shares authorized. The preferred stock series is the underlying preferred stock for depositary shares that were issued to the public.
    Each depositary share, at $25 per share,represents one-fortieth of a share of underlying preferred stock. Dividend rates are determined quarterly, in advance, based on certain US Treasury rates. At December 31, 2002, the Series F bears a dividend rate of 4.50%.
(e) US Holdings was required to redeem at a price of $100 per share plus accumulated dividends a specified minimum number of shares annually or semi-annually. As of December 31, 2002, TXU Corp. has met its sinking fund requirements on these securities and has no further mandatory redemption requirements. US Holdings may annually call for redemption, at its option, an aggregate of up to twice the number of shares shown below for each series at a price of $100 per share plus accumulated dividends on the following dates.

                             Redeemable
         Series                Shares                   Date of Redemption
         -------------------------------                ------------------

         $  6.980          50,000 annually                    July 1
         $  6.375          50,000 annually                   October 1

     The carrying value of preferred stock subject to mandatory redemption is being increased periodically to equal the redemption amounts at the mandatory redemption dates with a corresponding increase in preferred stock dividends.

      The holders of preferred stock have no voting rights except for changes to the articles of incorporation that would change the rights or preferences of such stock, authorize additional shares of stock or create an equal or superior class of stock. They have the right to vote for the election of directors only while certain dividend arrearages exist. The holders of preferred trust securities have no voting rights.

10.   SHAREHOLDERS' EQUITY

      Common Stock Equity -- In December 2002, TXU Corp. issued 35 million shares of its common stock for net cash proceeds of $499 million. In June 2002, TXU Corp. issued in a public offering 11.8 million shares of its common stock for net proceeds of $585 million. Proceeds from these sales were used for working capital and other general corporate purposes, including the repayment of commercial paper. See Note 7 to Financial Statements regarding 8.4 million common shares issued in August 2002 in connection with the 1998 equity-linked debt securities.

      On October 12, 2002, TXU Corp. declared a common stock dividend of $0.125 per share, payable on January 2, 2003, which represents an 80% reduction from the previous dividend rate. The decrease was in response to concerns regarding the liquidity of TXU Corp. and its US and Australian subsidiaries. See Note 3 regarding events related to TXU Europe. TXU Corp. paid quarterly dividends of $0.60 a share in January 2002, April 2002, July 2002 and October 2002. Future dividends may vary and are subject to consideration of TXU Corp.'s profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time.

      Under Texas law, TXU Corp. may only declare dividends out of surplus, which is statutorily defined as total shareholders' equity less the book value of common stock (stated capital). The write-off of TXU Corp.'s investment in TXU Europe resulted in negative surplus. Texas law permits, subject to the receipt of shareholder approval, the reclassification of stated capital into surplus. TXU Corp. received such shareholder approval of this reclassification in a special meeting of shareholders held February 14, 2003. Accordingly, approximately $8.0 billion will be reclassified from stated capital to additional paid-in capital, resulting in an increase of surplus in the same amount.

      TXU Corp. has a Direct Stock Purchase and Dividend Reinvestment Plan
(DRIP) and a TXU Thrift Plan (Thrift Plan). During 2002 and 2001, $40 million and $12 million in common stock of TXU Corp. were issued to these plans, respectively. The requirements under the DRIP and Thrift Plan in 2000 were met through open market purchases of TXU Corp.'s common stock.

      At December 31, 2002, the Thrift Plan had an obligation of $241 million outstanding in the form of a note, which TXU Corp. purchased from a third-party lender in 1990 and recorded as a reduction to common equity. At December 31, 2002, the Thrift Plan trustee held 4,138,558 shares of common stock (LESOP Shares) of TXU Corp. valued at $18.68 per share, under the leveraged employee stock ownership provision of the Thrift Plan. LESOP Shares are held by the trustee until allocated to Thrift Plan participants when required to meet TXU Corp.'s obligations under terms of the Thrift Plan. The Thrift Plan uses dividends on the LESOP Shares held and contributions from TXU Corp., if required, to repay interest and principal on the note. As a result of the reduction in the TXU Corp. common stock dividend, the TXU Corp. contributions required to repay such interest and principal will increase by approximately $8 million next year. Common stock equity increases at such time as LESOP Shares are allocated to participants' accounts although shares of common stock outstanding include unallocated LESOP Shares held by the trustee. Allocations to participants' accounts increased common stock equity by $8 million in 2002, and $9 million in 2001 and 2000.

     At December 31, 2002, authorized but unissued common stock of TXU Corp. were reserved for issuance pursuant to the following;

      DRIP Plan........................................            3,267,957
      Thrift Plan......................................            2,291,273
      TXU Corp. long-term incentive compensation plan..            8,148,344
      TXU Europe sharesave scheme......................              489,970
      Equity-linked debt securities....................           30,514,000
      Exchangeable subordinated notes..................           57,146,340
      Other............................................            2,842,421
                                                                 -----------
            Total.................................               104,700,305
                                                                 ===========

      During 2001, TXU Corp. had two equity purchase agreements with separate financial institutions to purchase shares of TXU Corp.'s common stock. In April 2001, TXU Corp. purchased 1,252,500 shares of its common stock for $44 million under one of the equity purchase agreements. Following that purchase, TXU Corp. terminated both contracts without purchasing additional shares. Settlement of these agreements had no effect on earnings. During 2000, TXU Corp. repurchased approximately 18.6 million shares of its common stock for $596 million through open market purchases. Additional purchases may occur from time to time although none were made in 2002, and none are expected for 2003.

      Stock-based Compensation Plans -- Effective with the merger of ENSERCH Corporation (now TXU Gas) and TXU Corp., outstanding options for ENSERCH Corporation common stock were exchanged for options for 532,913 shares of TXU Corp.'s common stock (TXU Gas Stock Option Plan). At December 31, 2002, 26,206 of these options remained outstanding and exercisable at prices ranging from $20.93 to $28.83 per share. No further options will be granted under this plan.

      The Long-Term Incentive Compensation Plan is a comprehensive, stock-based incentive compensation plan, providing for discretionary awards (Awards) of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, bonus stock and other stock-based awards. The maximum number of shares of common stock for which Awards may be granted under the plan is 10,000,000, of which 8,148,344 shares remain authorized and available for award. During 2002, 2001, and 2000, the Board of Directors granted the award of shares of restricted common stock, which were issued subject to performance and vesting requirements over a three- to five-year period as shown below. Shares are currently purchased for the plan on the open market by the plan trustee.

      TXU Australia has an Employee Share Plan, introduced in 2001, which is available to Australia-based directors and employees of TXU Australia with at least three months of service at the beginning of each six-month offering period, starting on January 1 and July 1. Employees who elect to participate in this plan enroll and re-enroll for six-month offer periods, and purchase TXU Corp. common stock at a 15% discount of the TXU Corp. stock price, based on the lower of the fair market value on the first business day of the offering period or the fair market value on a nominated date just prior to final contributions for the relevant offering period. Participants may elect between a tax exempt option or a tax deferred option. At the end of each offering period, participants may elect to continue, change their contribution amounts or exit the plan. As of December 31, 2002, participants were granted rights to purchase 18,065 shares of TXU Corp. common stock.

      Despite the exiting of the TXU Europe business, participants in the TXU Europe Sharesave Plan have until May 19, 2003, to determine if they will exercise their rights to purchase TXU Corp. Common Stock at the weighted average price of approximately $23.63 per share. As of December 31, 2002, participants were eligible to purchase 119,256 shares with the proceeds of their saving balance under the TXU Europe Sharesave Plan.

      The following table presents information about the stock options and stock grants under various stock compensation plans at December 31, 2002.

                                                                           Stock  Grant Plans
                                                               --------------------------------------------
                                                                      TXU Long-term
                                                  TXU Gas               Incentive             TXU Australia
                                               Stock Option         Compensation Plan        Sharesave Plan
                                                   Plan              (Stock Grants)       (Discount Purchases)
                                               -------------        -----------------     -------------------

     Balance-- December 31, 1999..............    218,046                337,200
          Granted.............................      --                   406,500
          Lapsed..............................      --                   (61,000)
          Exercised...........................    (18,676)               (34,000)
                                                  -------               --------
     Balance-- December 31, 2000..............    199,370                648,700
                                                  -------               --------
          Granted.............................        --                 593,325
          Lapsed .............................     (3,165)               (40,000)
          Exercised...........................   (116,755)               (32,667)
                                                 --------              ---------
     Balance-- December 31, 2001..............     79,450              1,169,358
                                                 --------              ---------
          Granted.............................       --                1,002,650                  18,065
          Lapsed .............................    (52,105)              (277,950)                     --
          Exercised...........................     (1,139)              (361,067)                     --
                                                 --------               ---------                 ------
     Balance-- December 31, 2002..............     26,206              1,532,991                  18,065
                                                 ========              =========                  ======

     Exercisable/will vest-- 2003.............      2,532                357,833                      --
     Exercisable/will vest-- 2004.............      4,305                465,192                      --
     Exercisable/will vest-- 2005.............      2,343                709,966                  18,065
     Exercisable/will vest-- 2006.............     17,026                    --                       --
     Exercisable/will vest-- thereafter.......        --                     --                       --

     Weighted average exercise price-2002
          Outstanding-- Beginning of year.....    $ 23.60                    --                       --
          Granted.............................    $   --                     --                   $27.59
          Lapsed .............................    $ 19.75                    --                       --
          Exercised...........................    $ 23.21                    --                       --
          Outstanding-- End of year...........    $ 24.55                    --                   $27.59

     Weighted average fair value of awards
             granted in:
          2000 ...............................    $  --                  $ 34.80                      --
          2001 ...............................    $  --                  $ 44.12                      --
          2002 ...............................    $  --                  $ 49.46                  $32.45


      Compensation expense related to restricted stock issued under the TXU Long-term Incentive Compensation Plan is measured based on the market price of the stock at the end of the performance period because the number of shares that will be distributed are not known at the date of grant. Compensation expense must be estimated and allocated over the performance period, beginning with the period in which it becomes probable that the performance requirements will be met. Changes in estimates are handled prospectively. The TXU Long-term Incentive Compensation Plan increased compensation expense by $9 million in 2000 and 2001 and decreased compensation expense by $17 million in 2002. TXU Corp. does not currently issue stock options. Had compensation expense for TXU Corp.'s stock options granted to employees in 1992 through 1996 been determined based upon the fair value methodology prescribed under SFAS No. 123, TXU Corp.'s net income would not have been materially different.

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

      In the event that any person acquires more than 15% of TXU Corp.'s outstanding common stock, in a transaction not approved by the board of directors, the Rights become exercisable, entitling each holder (other than the acquiring person or group) to purchase that number of shares of securities or other property of TXU Corp. having a market value equal to two times the exercise price of the Rights. If TXU Corp. were acquired in a merger or other business combination, each Right would entitle its holder to purchase a number of the acquiring company's common shares having a market value of two times the exercise price of the Right. In either case, TXU Corp.'s Board of Directors may choose to redeem the Rights before they become exercisable. TXU Corp.'s Board declared a dividend of one Right for each outstanding share of Common Stock. Rights were distributed to shareholders of record on March 1, 1999.

      Dividend Restrictions -- Under existing provisions of the TXU Preferred Securities (Preferred Securities), so long as any Preferred Securities of any series remain outstanding, TXU Corp. shall not declare or pay any dividend on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of TXU Corp.'s capital stock, or make any guarantee payments with respect to the foregoing (other than payments under the guarantee relating to such Preferred Securities) if at such time (a) TXU Corp. shall be in default with respect to its payment or other obligations under the guaranty relating to such Preferred Securities, (b) there shall have occurred, and be continuing, a payment default (whether before or after expiration of any grace period) or an Event of Default under the Preferred Securities, or (c) TXU Corp. shall have elected to extend any payment period as provided in the agreement and any such period, or any extension thereof, shall be continuing.

      In connection with the issuance of equity-linked debt securities in June 2002, TXU Corp. is required to make contract adjustment payments to the holders of the equity-linked debt securities. TXU Corp. has the right to defer the contract adjustment payments, but any such election will subject TXU Corp. to restrictions on the payment of dividends on and redemption of outstanding shares of common stock. TXU Corp. has no plans to defer these contract adjustment payments.

      In addition, under borrowing arrangements, TXU Corp. is required to maintain a specified equity ratio, which is affected by dividend payments; however, no dividends are presently restricted.

      The mortgage of Oncor restricts Oncor's payment of dividends to the amount of its retained earnings. Certain other debt instruments and preferred securities of TXU Corp.'s subsidiaries contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At December 31, 2002, there were no restrictions on the payment of dividends under these provisions.

11.   INCOME TAXES

      The components of TXU Corp.'s provisions for income taxes for continuing operations are as follows:

                                                                                     Year Ended December 31,
                                                                                   ---------------------------
                                                                                    2002        2001      2000
                                                                                    ----        ----      ----
     Current:
          US Federal....................................................           $  17        $272       $165
          State.........................................................               7          41         18
          Non-US........................................................               3          (5)         5
                                                                                   -----       -----     ------
               Total....................................................              27         308        188
                                                                                   -----        ----       ----
      Deferred:
          US Federal....................................................              73         (11)       133
          State.........................................................               1          (3)       (19)
          Non-US........................................................              19           2         (1)
                                                                                   -----       -----    -------
               Total....................................................              93         (12)       113
                                                                                   -----       -----     ------
     Investment tax credits.............................................             (26)        (23)       (23)
                                                                                   -----       -----     ------
               Total....................................................          $   94       $ 273       $278
                                                                                    ====       =====       ====

      Reconciliation of income taxes computed at the US federal statutory rate to provision for income taxes:

                                                                                     Year Ended December 31,
                                                                                  ----------------------------
                                                                                  2002         2001        2000
                                                                                  ----         ----        ----
Income from continuing operations before income taxes and extraordinary loss:
      Domestic..........................................................           $172        $904         $926
      Non-US............................................................             97           8           18
                                                                                  -----       -----         ----
            Total.......................................................            269         912          944
      Preferred stock dividends of subsidiaries.........................             13          14           14
                                                                                  -----        ----         ----
      Income before preferred stock dividends of subsidiaries...........           $282        $926         $958
                                                                                   ====        ====         ====

Income taxes at the US federal statutory rate of 35%....................          $  99        $324         $335

      Depletion allowance...............................................            (25)        (25)         (24)
      Amortization of investment tax credits............................            (26)        (23)         (23)
      Amortization (under regulatory accounting) of statutory rate changes           (8)         (8)          (9)
      State income taxes, net of federal tax benefit....................              5          25           (1)
      Amortization of goodwill..........................................             --          11           13
      Nondeductible losses..............................................             53          --           --
      Other.............................................................             (4)        (31)         (13)
                                                                                  -----        ----         ----
Provision for income taxes..............................................          $  94        $273         $278
                                                                                  =====        ====         ====

Effective tax rate (on income before preferred stock dividends
     of subsidiaries)...................................................             33%         29%         29%



      TXU Corp. had net tax benefits from LESOP dividend deductions of $2.7 million, $3.8 million and $4.0 million in 2002, 2001 and 2000, respectively, which were credited directly to retained earnings.

      Deferred income taxes provided by the liability method for significant temporary differences based on tax laws in effect at December 31, 2002 and 2001, balance sheet dates are as follows:

                                                                        December 31,
                                            ------------------------------------------------------------------
                                                           2002                                   2001
                                            -----------------------------------  -----------------------------

                                              Total    Current      Noncurrent     Total     Current    Noncurrent
                                              -----    -------      ----------     -----     -------    ----------
Deferred Tax Assets
    Unamortized investment tax credits      $  173        $ --       $  173        $  182        $ --     $  182
    Impairment of assets..............         134          --          134           136         --         136
    Regulatory disallowance...........          80          --           80            93         --          93
    Alternative minimum tax...........         624          --          624           540         --         540
    Tax rate differences..............          31          --           31            35         --          35
    Employee benefits.................         244           5          239           221          5         216
    Net operating loss (NOL) carryforwards   1,630          14        1,616            62         15          47
    NOL valuation allowance...........      (1,569)         --       (1,569)           --         --          --
    Mitigation and redirected depreciation      60          --           60           124         --         124
    Foreign tax loss carryforwards....         136          --          136           124         --         124
    State income taxes................           4          --            4            16          1          15
    Other.............................         477          88          389           291         99         192
                                            ------       -----       ------        ------      -----      ------
          Total.......................       2,024         107        1,917         1,824        120       1,704
                                            ------       -----       ------        ------      -----      ------

Deferred Tax Liabilities
    Depreciation differences and
      capitalized construction costs..       4,086          --        4,086         4,013         --       4,013
    Redemption of long-term debt......          44          --           44            41         --          41
    Deductions related to Europe......         275          --          275            --         --          --
    Securitizable regulatory asset....         571          --          571           633         --         633
    Other.............................         553          17          536           350          8         342
    State income taxes................          12          --           12            36         --          36
                                           -------       -----       ------        ------      -----      ------
          Total.......................       5,541          17        5,524         5,073          8       5,065
                                           -------      ------       ------        ------      -----      ------
    Net Deferred Tax (Asset) Liability      $3,517       $ (90)      $3,607        $3,249      $(112)     $3,361
                                            ======       ======      ======        ======      ======     ======

                                                                         December 31,
                                           ----------------------------------------------------------------------
                                                                    2002                                     2001
                                           -------------------------------------   ------------------------------

                                                Net       Net         Net            Net          Net         Net
                                             Current   Current     Noncurrent      Current     Current    Noncurrent
                                              Asset    Liability    Liability       Asset      Liability   Liability
                                             -------   ---------   -----------     -------     ---------  ----------
Summary of Deferred Income Taxes
    US Federal........................        $ 87         $--     $ 3,474         $104       $ --        $3,336
    State.............................          --          --           8            1         --            21
    Australia.........................           3          --         125            7         --             4
                                              ----         ---      ------         ----       ----         -----
          Total.......................        $ 90         $--      $3,607         $112       $ --        $3,361
                                              ====         ===      ======         ====       ====        ======

      At December 31, 2002, TXU Corp. had $624 million of alternative minimum tax credit carryforwards available to offset future tax payments. At December 31, 2002, TXU Corp. has net operating loss (NOL) carryforwards of $236 million that expire as follows: $7 million in 2008, $11 million 2009, $57 million in 2010, $129 million in 2011 and $32 million in 2012. The NOLs can be used to offset future US taxable income of TXU Corp. TXU Corp. fully expects to utilize all its NOLs prior to their expiration date. TXU Corp. utilized $42 million of NOLs in 2001. At December 31, 2002, TXU Australia had $454 million of tax loss carryforwards that can be used to offset future taxable income in their respective jurisdictions. These tax loss carryforwards do not have expiration dates.

      The tax effect of the components included in accumulated other comprehensive income for the year ended December 31, 2002, was a net benefit of $152 million.

      TXU Corp.'s income tax returns are subject to examination by applicable tax authorities. The Internal Revenue Service (IRS) is currently examining the tax years ended 1993 through 1997. In management's opinion, an adequate provision has been made for any future taxes that may be owed as a result of any examination. To the extent that adjustments to income tax accounts of acquired businesses for periods prior to their acquisition are required as a result of an examination, the adjustment will be added to or deducted from goodwill.

12.   RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

      TXU Corp. is the plan sponsor of, and a participating employer in, the TXU Retirement Plan, which provides benefits to most US employees based on years of service and average earnings. The TXU Retirement Plan (Retirement Plan), is a defined benefit pension plan qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code) and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Employees are eligible to participate in the Retirement Plan upon their completion of one year of service and the attainment of age 21. All benefits are funded by the participating employers. The Retirement Plan provides benefits to participants under one of two formulas: (i) a cash balance formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits, or (ii) a traditional defined benefit formula based on years of service and the average earnings of the three years of highest earnings.

      All eligible employees hired after January 1, 2002, will participate under the cash balance formula. Certain employees who, prior to January 1, 2002, participated under the traditional defined benefit formula, continue their participation under that formula. Under the cash balance formula, future increases in earnings will not apply to prior service costs. It is TXU's policy to fund the plans on a current basis to the extent deductible under existing federal tax regulations. Such contributions, when made, are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future.

      In addition, employees of TXU Corp. are eligible to participate in a qualified savings plan, the TXU Thrift Plan (Thrift Plan). This plan is a participant-directed defined contribution profit sharing plan qualified under
Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan includes an employee stock ownership component. Under the terms of the Thrift Plan, as amended effective in 2002, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax payroll deductions, the maximum amount of their regular salary or wages permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the cash balance formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the traditional defined benefit formula of the Retirement Plan. Employer matching contributions are invested in TXU Corp. common stock. Employer contributions to the Thrift Plan, including cash and TXU Corp. common stock, aggregated $30 million for 2002, $16 million for 2001 and $15 million for 2000.

      TXU Australia sponsors various pension plans covering the majority of its employees. TXU Australia's contributions to its defined contribution plans were $1.3 million for 2002 and 2001 and $1.1 million for 2000.

      The projected benefit obligations and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $2,019 million and $1,595 million respectively, as of December 31, 2002, and $822 million and $714 million, respectively, as of December 31, 2001.

      Minimum Pension Liability --The minimum pension liability represents the difference between the excess of the accumulated benefit obligation over the plans' assets and the liability recorded. The liability is recorded as a reduction to shareholder's equity, as a component of accumulated comprehensive income. Based on the actuarial information at year end a minimum pension liability for the TXU Corp. US plans of approximately $83 million, net of tax, was recorded. The recording of the liability did not affect TXU Corp.'s financial covenants in any of its credit agreements.

      Changes in Assumed Rates -- At year end 2002, it was determined to revise the discount rate used to determine the actuarial benefit obligations to reflect current rates. In addition the expected rate of return on plan assets was also lowered. Based on these new assumptions and available information, in 2003, funding requirements related to the pension plans are expected to increase by approximately $7 million and pension expense is expected to increase approximately $40 million over the current year amounts.


                                                                                       Year Ended December 31,
                                                                                  ---------------------------------

                                                                                    2002         2001          2000
                                                                                   -----         ----          ----
Weighted-average assumptions:
Discount rate..............................................................          6.75%       7.50%        8.00%
Expected return on plan assets.............................................          8.50%       9.00%        9.00%
Rate of compensation increase..............................................          3.95%       4.30%        4.30%

Components of Net Pension Costs:
Service cost...............................................................        $   45       $  40        $  36
Interest cost..............................................................           128         121          114
Expected return on assets..................................................          (162)       (159)        (148)
Amortization of unrecognized net transition asset..........................            (1)          -            -
Amortization of unrecognized prior service cost............................             5           5            4
Amortization of net gain...................................................            (7)        (18)         (21)
                                                                                    -----       -----         ----

    Net periodic pension cost..............................................        $    8       $ (11)        $(15)
                                                                                    =====       =====         ====

                                                                                      December 31,
                                                                                     --------------
                                                                                     2002       2001
                                                                                     ----       ----
Change in Pension Obligation:
Pensions obligation at beginning of year...................................       $1,771     $1,589
    Service cost...........................................................           45         40
    Interest cost..........................................................          128        121
    Participant contributions..............................................            2          1
    Plan amendments........................................................            6         (4)
    Net transfer of obligations to other plans.............................            -         (3)
    Actuarial loss.........................................................          148        110
    Benefits paid..........................................................          (89)       (76)
    Currency exchange rate changes.........................................            8         (7)
                                                                                  ------     ------
Pension obligation at end of year..........................................       $2,019     $1,771
                                                                                  ======     ======

Change in Plan Assets:
Fair value of assets at beginning of year..................................       $1,800     $1,889
    Actual return on assets................................................         (154)       (45)
    Employer contributions.................................................           28         38
    Participant contributions..............................................            2          1
    Net transfer of assets to other plans..................................            -         (3)
    Benefits paid..........................................................          (87)       (74)
    Currency exchange rate changes.........................................            6         (6)
                                                                                  ------     ------
Fair value of assets at end of year........................................       $1,595     $1,800
                                                                                  ======     ======

Funded Status:
Pension obligation.........................................................      $(2,019)   $(1,771)
Fair value of assets.......................................................        1,595      1,800
Unrecognized net transition asset..........................................           (1)        (2)
Unrecognized prior service cost............................................           33         35
Unrecognized net (gain)/loss...............................................          338       (134)
                                                                                   -----      -----
Accrued pension cost.......................................................      $   (54)     $ (72)
                                                                                   =====      =====

Amounts Recognized in the Balance Sheet Consist of:
Accrued benefit liability..................................................        $(208)      $(90)
Intangible asset...........................................................           10          4
Accumulated other comprehensive loss.......................................           94          9
Accumulated deferred income taxes..........................................           50          5
                                                                                   -----      -----
   Net amount recognized...................................................        $ (54)     $ (72)
                                                                                   =====      =====

      Postretirement Benefits Other Than Pensions -- In addition to the Retirement Plan and Thrift Plan, TXU Corp. and certain of its subsidiaries offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree's age and years of service.


                                                                                      Year Ended December 31,
                                                                                   ----------------------------
                                                                                      2002      2001       2000
                                                                                      ----      ----       ----
Weighted-average assumptions:
Discount rate.......................................................                 6.75%     7.50%      8.00%
Expected return on plan assets......................................                 8.26%     8.34%      8.49%

Components of Net Periodic Postretirement Benefit Costs:
Service cost........................................................                   $12      $20        $20
Interest cost.......................................................                    63       52         49
Expected return on assets...........................................                   (16)     (16)       (15)
Amortization of unrecognized net transition obligation..............                     8        9         10
Amortization of unrecognized prior service cost.....................                     6        2          1
Amortization of net loss............................................                    11        1         --
                                                                                       ---      ---        ---
     Net postretirement benefit cost................................                   $84      $68        $65
                                                                                       ===      ===        ===

                                                                                        December 31,
                                                                                     -----------------
                                                                                       2002       2001
                                                                                       ----       ----
Change in Postretirement Benefit Obligation:
Benefit obligation at beginning of year.............................                $  914         $695
    Service cost....................................................                    12           20
    Interest cost...................................................                    63           52
    Participant contributions.......................................                     8            8
    Plan amendments.................................................                    --           18
    Actuarial loss..................................................                   218          175
    Benefits paid...................................................                   (59)         (54)
                                                                                    ------         ----
 Benefit obligation at end of year...................................               $1,156         $914
                                                                                    ======         ====

Change in Plan Assets:
Fair value of assets at beginning of year...........................                  $190         $185
    Actual return on assets.........................................                   (14)          (4)
    Employer contributions..........................................                    47           53
    Participant contributions.......................................                     7            7
    Benefits paid...................................................                   (56)         (51)
                                                                                      ----         ----
Fair value of assets at end of year.................................                  $174         $190
                                                                                      ====         ====

Funded Status:
Benefit obligation..................................................               $(1,156)       $(914)
Fair value of assets................................................                   174          190
Unrecognized transition obligation..................................                    81           90
Unrecognized prior service cost.....................................                    45           51
Unrecognized net loss...............................................                   505          267
                                                                                   -------        -----
Accrued postretirement benefit cost.................................               $  (351)       $(316)
                                                                                   =======        =====

      The expected increase in costs of future benefits covered by the postretirement benefit plans is projected using a health care cost trend rate for pre-65 liabilities of 10% for 2003 decreasing by 1% each year until the ultimate rate of 5% is reached in 2008. For post-65 liabilities, the rate is 11% for 2003 decreasing by 1% each year until the ultimate rate of 5% is reached in 2009. A one percentage point increase in the assumed health care cost trend rate in each future year would increase the accumulated postretirement benefit obligation at December 31, 2002, by approximately $138 million and other postretirement benefits cost for 2002 by approximately $11 million. A one percentage point decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation at December 31, 2002, by approximately $114 million and other postretirement benefits cost for 2002 by approximately $10 million.

      The projected benefit obligations and fair value of plan assets for the other postretirement benefit plans with projected benefit obligations in excess of plan assets were $1.2 billion and $174 million, respectively, as of December 31, 2002, and $914 million and $190 million, respectively, as of December 31, 2001. Amounts recognized in the statement of financial position consist of accrued postretirement benefit liabilities of $351 million and $316 million as of December 31, 2002 and 2001, respectively.

13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts and related estimated fair values of TXU Corp.'s significant financial instruments were as follows:

                                                                         December 31, 2002     December 31, 2001
                                                                       --------------------   --------------------
                                                                        Carrying      Fair     Carrying      Fair
                                                                         Amount       Value      Amount     Value
                                                                         ------       -----    --------     -----
On balance sheet assets (liabilities):
    Long-term debt (including current maturities)*....................  $(12,545)   $(12,403)  $(16,153)   $(16,422)
    TXU Corp. or subsidiary obligated, mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely
     junior subordinated debentures of TXU Corp. or related subsidiary.     (515)       (496)      (515)       (536)
    Preferred stock of subsidiary subject to mandatory redemption......      (21)        (15)       (21)        (21)
    LESOP note receivable..............................................      241         294        244         284

Off balance sheet assets (liabilities):
    Financial guarantees..............................................        --         (33)        --          --

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

      The fair value of the guarantees is based on the difference between the credit spread of the entity responsible for the underlying obligation and a financial counterparty applied, on a net present value basis, to the notional amount of the guaranty.

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

14.   DERIVATIVE FINANCIAL INSTRUMENTS

      During 2002, certain of TXU Corp's cash flow hedges related to anticipated sales from baseload generation became less effective due to changes in ERCOT market rules and conditions. TXU Corp. experienced total net hedge ineffectiveness of $40 million ($26 million after-tax) in 2002, which has been recognized as a $41 million ($26 million after-tax) loss in revenues related to these contracts, partially offset by a $1 million gain in interest expense on interest rate swaps. In 2001, TXU Corp experienced net hedge ineffectiveness of $3 million ($2 million after-tax), recorded as $1 million loss in interest expense and $4 million ($2 million after-tax) gain in revenues.

     The maximum length of time TXU Corp. hedges its exposure to the variability of future cash flows for forecasted transactions, excluding the payment of variable interest on existing indebtedness, is two years in North America and three and one-half years in Australia. During 2002, TXU Corp. entered into certain cash flow hedges related to future forecasted interest payments. These hedges were terminated later in 2002, and $133 million ($86 million after-tax) was recorded as a charge to other comprehensive income. These losses are being amortized to earnings over a period of up to thirty years, as the forecasted transactions remain probable of occurring.

      As of December 31, 2002, TXU Corp. expects that $142 million ($92 million after-tax) in other comprehensive loss will be recognized in earnings over the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges. The following table summarizes balances currently recognized in other comprehensive loss:


                                                             Other Comprehensive Loss
                                                           Year Ended December 31, 2002
                                                         ------------------------------
                                                          Treasury   Commodity    Total
                                                          --------   ---------   -----
 Dedesignated hedges (amounts fixed).................     $   113    $    27    $   140
 Hedges subject to market price fluctuations.........          17         34         51
                                                          -------    -------    -------
      Total..........................................     $   130    $    61    $   191
                                                          =======    =======    =======

15.   REGULATION AND RATES

      Restructuring Legislation -- The 1999 Restructuring Legislation restructured the electric utility industry in Texas and provided for a transition to increased competition in the generation and retail sale of electricity. Under the 1999 Restructuring Legislation, each electric utility was required to separate (unbundle) by January 1, 2002, its business activities into a power generation company (PGC), a REP, and a T&D utility or separate T&D utilities. Unbundled T&D utilities within ERCOT, such as Oncor, remain regulated by the Commission.

      Beginning January 1, 2002, REPs affiliated with T&D utilities began charging residential and small commercial customers located in their historical service territories rates that are 6% less than the rates that were in effect on January 1, 1999, as adjusted for fuel factor changes ("price-to-beat rate"). TXU Energy, as a REP affiliated with a T&D utility, may not charge prices to such customers that are different from the price-to-beat rate until the earlier of January 1, 2005, or the date on which 40% of the electricity consumed by customers in those respective customer classes is supplied by competing REPs. Thereafter, TXU Energy may offer rates different from the price-to-beat rate, but it must also continue to make the price-to-beat rate, adjusted for fuel factor changes, available for residential and small commercial customers until January 1, 2007. REPs must be certified by the Commission. TXU Energy has received appropriate REP certifications from the Commission.

      Also, beginning January 1, 2002, PGCs that are affiliated with T&D utilities may charge unregulated prices in connection with ERCOT wholesale power transactions. Estimated costs associated with PGC nuclear power plant decommissioning obligations continue to be recovered as a nonbypassable T&D charge over the life of the plant. Each affiliated PGC owning 400 MW or more of installed generating capacity must offer each year at auction entitlements to at least 15% of such capacity. The obligation of an affiliated PGC to sell capacity entitlements at auction continues until the earlier of January 1, 2007, or the date on which 40% of the electricity consumed by residential and small commercial customers of the PGC's affiliated REP is supplied by competing REPs. PGCs must be registered with the Commission. TXU Energy has filed appropriate PGC registrations with the Commission.

      The 1999 Restructuring Legislation also provided for the recovery of generation-related regulatory assets (regulatory assets) and generation-related and purchased power-related costs that are in excess of market value (stranded costs). It provided means for electric utilities to mitigate stranded costs during the rate freeze period that preceded unbundling. Unmitigated stranded costs would be finally determined in a 2004 "true-up" proceeding relying principally upon market-based asset valuations. Regulatory assets and unmitigated stranded costs can be recovered through the issuance of transition (securitization) bonds or imposition of a competition transition charge.

      Further, a REP would also be required to reconcile and credit to its affiliated T&D utility (and the T&D utility to credit T&D customers), as a so-called retail clawback, any positive difference between the price-to-beat rate, reduced by the nonbypassible delivery charge, and the prevailing market price of electricity during the same time period to the extent the price-to-beat rate exceeded the market price of electricity. This reconciliation is not required for the applicable customer class if 40% of the electricity consumed by customers in that class is supplied by competing REPs before January 1, 2004. If a retail clawback reconciliation is required, the 1999 Restructuring Legislation provided that the amount credited cannot exceed an amount equal to the number of residential or small commercial customers served by a T&D utility that are buying electricity from the affiliated REP at the price-to-beat rate on January 1, 2004, minus the number of new customers obtained outside the historical service territory, multiplied by $150. (The calculation of this credit was altered for TXU Energy in connection with the Settlement Plan discussed below.)

      Regulatory Settlement Plan -- On December 31, 2001, US Holdings filed a settlement plan (Settlement Plan) with the Commission. It resolved all major pending issues related to US Holdings' transition to competition pursuant to the 1999 Restructuring Legislation. The settlement (Settlement) provided for in the Settlement Plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related fuel adjustments. The Settlement was approved by the Commission in June 2002. In August 2002, the Commission issued a financing order, pursuant to the Settlement Plan, authorizing the issuance of securitization bonds relating to recovery of regulatory assets. The Commission's order approving the Settlement Plan and the financing order were appealed by certain nonsettling parties to the Travis County, Texas, District Court in August 2002. In January 2003, US Holdings concluded a settlement of these appeals and they were dismissed. Thus the Settlement became final.

      The major elements of the Settlement are:

      Excess Mitigation Credit and Appeal Related to T&D Rates -- Beginning in 2002, Oncor began implementing an excess stranded cost mitigation credit in the amount of $350 million, plus interest, applied over a two-year period as a reduction to T&D rates charged to REPs. In June 2001, the Commission had issued an interim order that addressed Oncor's charges for T&D service when retail competition would begin. Among other things, that interim order, and subsequent final order issued in October 2001, required Oncor to reduce rates over the period from 2002-2008. The Commission's decision was appealed by US Holdings to the Travis County, Texas, District Court. Finalization of the Settlement means US Holdings' appeal has been dismissed. Also, in July 2001, the staff of the Commission had notified US Holdings and the Commission that it disagreed with US Holdings' computation of the level of earnings in excess of the regulatory earnings cap for calendar year 2000. In August 2001, the Commission issued an order adopting the staff position. US Holdings appealed this matter to the Travis County, Texas, District Court, which affirmed the Commission's order and US Holdings then appealed that decision to the Third District Court of Appeals in Austin, Texas. This appeal has now been dismissed.

      Regulatory Asset Securitization -- In October 1999, US Holdings filed an application with the Commission for a financing order to permit the issuance by a special purpose entity of $1.65 billion of securitization bonds. In May 2000, the Commission signed an order rejecting such request and authorized only $363 million of such bonds. US Holdings filed an appeal with the Travis County, Texas, District Court and in September 2000, the Court issued a judgment that reversed part of the Commission's order and affirmed other aspects of the Commission's order. US Holdings and various other parties appealed this judgment directly to the Supreme Court of Texas, and in June 2001, it issued a ruling; in October 2001, it remanded the case to the Commission, which consolidated it into the Settlement Plan proceeding. In accordance with the Settlement, Oncor received a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to recover regulatory assets and other qualified costs. The Settlement provides that there can be an initial issuance of securitization bonds in the amount of up to $500 million, followed by a second issuance of the remainder after 2003. The Settlement resolves all issues related to regulatory assets and liabilities.

      Retail Clawback -- If, as currently expected, TXU Energy retains more than 60% of its historical residential and small commercial customers after the first two years of competition, the amount of the retail clawback credit will be equal to the number of residential and small commercial customers retained by TXU Energy in its historical service territory on January 1, 2004, less the number of new customers TXU Energy has added outside of its historical service territory as of January 1, 2004, multiplied by $90. This determination will be made separately for the residential and small commercial classes. The credit, if any, will be applied to T&D rates charged by Oncor to REPs, including TXU Energy, over a two-year period beginning January 1, 2004. Under the settlement agreement, TXU Energy will make a compliance filing with the Commission reflecting customer count as of January 2004. In the fourth quarter of 2002, TXU Energy recorded a $185 million ($120 million after-tax) charge for the retail clawback, which represents the current best estimate of the amount to be funded to Oncor over the two-year period.

      Stranded Cost Resolution -- TXU Energy's stranded costs, not including regulatory assets, are fixed at zero. Accordingly, it will not have to conduct the stranded cost true-up in 2004 provided for in the 1999 Restructuring Legislation. In addition, the Settlement resulted in a resolution of the regulatory disallowance of amounts related to US Holdings' repurchase of minority owner interests in the Comanche Peak nuclear generating station. The Commission's final order in connection with US Holdings' January 1990 rate increase request had been ultimately reviewed by the Supreme Court of Texas, and an aggregate of $909 million of disallowances with respect to US Holdings' reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to earnings, was remanded to the District Court and then to the Commission for reconsideration. As a result of the Settlement, the parties have moved to dismiss this remand. The Settlement also precludes recovery by US Holdings of certain environmental improvement costs.

      Fuel Cost Recovery -- The Settlement also provides that US Holdings will not seek to recover its unrecovered fuel costs which existed at December 31, 2001. Also, it will not conduct a final fuel cost reconciliation, which would have covered the period from July 1998 until the beginning of competition in January 2002.

      Provider of Last Resort -- Through calendar year 2002, TXU Energy was the POLR for residential and small non-residential customers in those areas of ERCOT where customer choice was available outside its historical service territory and was the POLR for large non-residential customers in its historical service territory. TXU Energy's POLR contract expired on December 31, 2002. However, in August 2002, the Commission adopted new rules that significantly changed POLR service. Under the new POLR rules, instead of being transferred to the POLR, non-paying residential and small non-residential customers served by affiliated REPs are subject to disconnection. Non-paying residential and small non-residential customers served by non-affiliated REPs are transferred to the affiliated REP. Non-paying large non-residential customers can be disconnected by any REP if the customer's contract does not preclude it. Thus, within the new POLR framework, the POLR provides electric service only to customers who request POLR service, whose selected REP goes out of business, or who are transferred to the POLR by other REPs for reasons other than non-payment. No later than October 1, 2004, the Commission must decide whether all REPs should be permitted to disconnect all non-paying customers. The new POLR rules are expected to result in reduced bad debt expense beginning in 2003.

      Open-Access Transmission -- At the state level, the Texas Public Utility Regulatory Act, as amended, requires owners or operators of transmission facilities to provide open access wholesale transmission services to third parties at rates and terms that are non-discriminatory and comparable to the rates and terms of the utility's own use of its system. The Commission has adopted rules implementing the state open access requirements for utilities that are subject to the Commission's jurisdiction over transmission services, such as Oncor.

      On January 3, 2002, the Supreme Court of Texas issued a mandate affirming the judgment of the Court of Appeals that held that the pricing provisions of the Commission's open access wholesale transmission rules, which had mandated the use of a particular rate setting methodology, were invalid because they exceeded the statutory authority of the Commission. On January 10, 2002, Reliant Energy Incorporated and the City Public Service Board of San Antonio each filed lawsuits in the Travis County, Texas, District Court against the Commission and each of the entities to whom they had made payments for transmission service under the invalidated pricing rules for the period January 1, 1997, through August 31, 1999, seeking declaratory orders that, as a result of the application of the invalid pricing rules, the defendants owe unspecified amounts. US Holdings and TXU SESCO Company are named defendants in both suits. TXU Corp. is unable to predict the outcome of any litigation related to this matter.

      Summary -- Although TXU Corp. cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

16.   COMMITMENTS AND CONTINGENCIES

      Clean Air Act -- The Federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on SO2 and NOx emissions produced by generating units. TXU Corp.'s capital requirements have not been significantly affected by the requirements of the Clean Air Act. In addition, all permits required for the air pollution control provisions of the 1999 Restructuring Legislation have been applied for and TXU Energy has initiated a construction program to install control equipment to achieve the required reductions.

      Power Purchase Contracts -- TXU Corp. has entered into contracts to purchase power through the year 2006 with certain wind power contracts for a longer period. These contracts, except for the wind power contracts, provide for capacity payments subject to performance standards and energy payments based on the actual power taken under the contracts. Capacity payments paid under these contracts for the years ended December 31, 2002, 2001 and 2000 were $296 million, $196 million and $194 million, respectively.

      Assuming operating standards are achieved, future capacity payments under existing agreements are estimated as follows:

   2003....................................................            $316
   2004....................................................             164
   2005....................................................             149
   2006....................................................             119
   2007....................................................              20
   Thereafter..............................................              12
                                                                        ---
        Total capacity payments............................            $780
                                                                       ====

      Gas Contracts -- TXU Corp. buys gas under various types of long-term and short-term contracts in the US and Australia and arranges for gas storage and transportation under various contracts in order to assure reliable supply to, and to help meet the expected needs of, its generation plants and its wholesale and retail customers. Many of these gas purchase contracts require minimum purchases ("take-or-pay") of gas under which the buyer agrees to pay for a minimum quantity of gas in a year. At December 31, 2002, TXU Corp. had estimated annual minimum commitments under long-term gas purchase contracts covering the periods below:

   2003.......................................................       $   88
   2004.......................................................           81
   2005.......................................................           99
   2006.......................................................          145
   2007.......................................................          138
   Thereafter.................................................        1,256
                                                                     ------
         Total gas take-or-pay contracts......................       $1,807
                                                                     ======

      At December 31, 2002, TXU Corp. had commitments for pipeline transportation and storage reservation fees as shown in the table below:

   2003.......................................................         $14
   2004.......................................................           6
   2005.......................................................           6
   2006.......................................................           6
   2007.......................................................           4
   Thereafter.................................................           6
                                                                       ---
         Total pipeline transportation and storage reservation
         fees.................................................         $42
                                                                       ===

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

      Coal Contracts -- TXU Corp. has coal purchase agreements and coal transportation agreements. Commitments under these contracts for the next five years and thereafter are as follows:

   2003..........................................................    $ 94
   2004..........................................................      79
   2005..........................................................      23
   2006..........................................................      18
                                                                     ----
        Total ...................................................    $214
                                                                     ====

      Leases -- TXU Corp. has entered into operating leases covering various facilities and properties including generating plants, combustion turbines, transportation, mining equipment, data processing equipment and office space. Certain of these leases contain renewal and purchase options and residual value guarantees. Lease costs charged to operating expense for 2002, 2001 and 2000 were $227 million, $183 million, and $156 million, respectively.

      Future minimum lease payments under capital leases, together with the present value of such minimum lease payments, and future minimum lease commitments under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2002, were as follows:

                                                   Capital   Operating
Year                                                Leases    Leases
----                                                ------    --------
2003.............................................. $  1        $  101
2004..............................................    1            93
2005..............................................    2            85
2006..............................................    2            75
2007..............................................    2            78
Thereafter........................................    6           557
                                                   ----         -----
  Total future minimum lease payments.............   14        $  989
                                                                =====
Less amounts representing interest................    4
                                                   ----
Present value of future minimum lease payments....   10
Less current portion..............................    1
                                                   ----
Long-term capital lease obligation................ $  9
                                                   ====

     Guarantees -- TXU Corp. has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Project development guarantees -- In 1990, TXU Corp. repurchased an electric co-op's minority ownership interest in the Comanche Peak generation plant and assumed the co-op's indebtedness to the US government for the facilities. TXU Corp. is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. TXU Corp. guaranteed the co-op's payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op's rights under the agreement, and such payments would then be owed directly by TXU Corp. At December 31, 2002, the balance of the indebtedness was $140 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

      Residual value guarantees in operating leases -- TXU Corp. is the lessee under various operating leases that obligate it to guarantee the residual values of the leased facilities. At December 31, 2002, the aggregate maximum amount of residual values guaranteed was approximately $299 million with an estimated residual recovery of approximately $222 million. The average life of the lease portfolio is approximately nine years.

      Shared saving guarantees -- TXU Corp. has guaranteed that certain customers will realize specified annual savings resulting from energy management services it has provided. In aggregate, the average annual savings has exceeded the annual savings guaranteed. The maximum potential annual payout is approximately $4 million and the maximum total potential payout is approximately $19 million. The average remaining life of the portfolio is approximately five years.

      Standby letters of credit -- TXU Corp. has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $523 million of letters of credit are outstanding to support existing floating rate pollution control revenue bond financings on existing debt of approximately $433 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2003; however, TXU Corp. intends to provide from either existing or new facilities for the extension, renewal or substitution of these letters of credit to the extent required for such floating rate debt or their remarketing as fixed rate debt.

      TXU Corp. has provided for the posting of letters of credit in the amount of $183 million to support portfolio management margin requirements in the normal course of business. As of December 31, 2002, approximately 82% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the second year.

      TXU Corp. has provided for the posting of a letter of credit in the amount of $32 million as support for a subordinated loan related to a pipeline construction project in Australia. The obligation expires on January 31, 2005.

      TXU Australia has provided for the posting of letters of credit in the amount of approximately $55 million, primarily to allow participation in the electricity and gas spot markets. Although the average life of these guarantees is for approximately one year, the obligation to provide guarantees is ongoing based on TXU Australia's continued participation in the electricity and gas spot markets.

      Surety bonds -- TXU Corp. has provided for the issuance of approximately $23 million of surety bonds to support performance under various subsidiary construction contracts in the normal course of business. The term of the surety bond obligations is approximately three years.

      TXU Corp. has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $16 million at December 31, 2002, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TXU Corp. is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TXU Corp. of $4 million annually for 2003, $7 million for 2004 and $1 million for 2005 and 2006. Annual payments made by TXU Corp., net of amounts assumed by a third party under such contracts, were $4 million for each of the last three years. In addition, TXU Corp. is obligated to pay certain variable costs of operating and maintaining the reservoirs. TXU Corp. has assigned to a municipality all its contract rights and obligations of TXU Corp. in connection with $19 million remaining principal amount of bonds at December 31, 2002, issued for similar purposes, which had previously been guaranteed by TXU Corp. TXU Corp. is, however, contingently liable in the unlikely event of default by the municipality.

      A discontinued engineering and construction business of TXU Gas constructed a plant for which performance is warranted through 2008.

      Investments in Unconsolidated Entities -- TXU Corp. has a 50% voting interest in Pinnacle. TXU Corp.'s investment in Pinnacle is accounted for using the equity method. Assets of the joint venture are not TXU Corp.'s and are not available to pay creditors of TXU Corp. Pinnacle's principal investment is in TXU Communications Ventures Company (TXU Communications), a telecommunications business that operates an established incumbent local exchange carrier serving residential and business customers in East Texas and certain suburbs of Houston, Texas.

      Following is a summary of the Pinnacle ownership structure:

  o Pinnacle is a limited partnership, with the sole general partnership interest of 0.5% being owned by Pinnacle One GP, and with two similar 49.75% limited partnership interests each being owned by TXU Corp. and Zenith, an unaffiliated statutory business trust with a bank as its trustee,
  o   Pinnacle One GP is equally owned by Zenith and TXU Corp.,
  o Pinnacle One GP is managed by a board of managers consisting of six individuals, with three managers being appointed by each owner, and
  o Notwithstanding the rights of Zenith to appoint half of Pinnacle One GP's managers and to participate in selecting its officers, all of the current managers and officers of Pinnacle One GP, with the exception of one lower level officer, are directly affiliated with TXU Corp.

      In connection with its formation, Pinnacle issued $810 million of 8.83% senior secured notes due August 15, 2004. The notes are secured by all of Pinnacle's assets, including its shares of TXU Communications. Total proceeds (net of transaction costs), including $150 million received from third-party investors, were used by Pinnacle to make a $600 million cash distribution to TXU Corp., in exchange for TXU Corp.'s contribution of the stock of TXU Communications to Pinnacle, and fund a trust in the amount of $336 million. The trust assets, including principal and related interest earned, are being used to pay interest on the senior secured notes and distributions to the third-party investors. The trust assets consist of TXU Corp. debt securities with a principal amount of $178 million at December 31, 2002. The debt securities issued to that trust are reflected in long-term debt (see Note 7). Interest expense on the note payable totaled $15 million and $17 million for 2002 and 2001, respectively.

      TXU Corp. provides a $200 million revolving credit facility to TXU Communications, expiring 2004, of which $144 million was outstanding (at an average interest rate of 3.5%) and included in investments on TXU Corp.'s balance sheet as of December 31, 2002. Interest income on the revolving credit facility totaled $5 million and $8 million for 2002 and 2001, respectively. In addition, TXU Corp. has made and may make future capital contributions to Pinnacle to fund a portion of TXU Communications' capital expenditures. TXU Corp. also provides administrative services to Pinnacle and its affiliates at cost, which totaled $3 million and $5 million for 2002 and 2001, respectively.

      In connection with the Pinnacle debt transaction, TXU Corp. issued 810,000 shares of Mandatorily Convertible Single Reset Preference Stock, Series C (Series C Preference Stock) to Pinnacle One Share Trust, a consolidated trust (Share Trust). The Series C Preference Stock is convertible into common stock of TXU Corp. in the event of:

   a) a default by Pinnacle in connection with its $810 million of senior secured notes,
   b) a decline in the market price of TXU Corp. common stock below $21.93 per share for ten consecutive trading days (the market price has declined below this price) coupled with a decline in the credit rating for TXU Corp.'s unsecured, senior long-term obligations to or below BB by S&P or Fitch Ratings (Fitch) or Ba2 by Moody's, or
   c) Pinnacle's inability to raise sufficient cash to repay its senior secured notes 120 days prior to maturity (August 2004) through the sale of its shares of TXU Communications or the sale of assets of TXU Communications.

      TXU Corp. would be required to sell equity, use available liquidity or otherwise raise proceeds sufficient to repay Pinnacle's senior secured notes. If TXU Corp. did not have available liquidity or raise sufficient proceeds, the Share Trust could be required to sell some or all of the Series C Preference Stock. The dividend rate and conversion price of the Series C Preference Stock would be reset at the time of sale to generate proceeds sufficient to redeem the senior secured notes. The market price of TXU common stock at the time of sale of the Series C Preference Stock would determine the dilutive impact to common stockholders. Currently, TXU Corp. expects that it will have sufficient liquidity or otherwise would be able to sell equity or debt securities to satisfy its contingent obligations to repay Pinnacle's debt.

      Had TXU Corp. been required to consolidate Pinnacle at December 31, 2002, TXU Corp.'s debt would have increased by approximately $648 million. TXU Corp. does not believe that a consolidation of Pinnacle would have a material impact on its liquidity or financial condition.

      For the years ended December 31, 2002 and 2001, Pinnacle reported revenues of $215 million and $202 million, respectively, and incurred a net loss of $180 million and $106 million, respectively, due largely to impairments of goodwill and other long-lived assets in 2002 of $75 million after-tax, interest expense on the senior secured notes and the distributions to the third-party investors. TXU Corp. recorded its equity in Pinnacle's losses for the years ended December 31, 2002 and 2001, of $104 million and $53 million, respectively, which is reported in other deductions in the statement of income. At December 31, 2002, Pinnacle had total assets of approximately $858 million (including goodwill of $318 million) and liabilities of $1.1 billion, including long-term debt securities of $810 million issued at the time of Pinnacle's formation. TXU Corp.'s investment in Pinnacle was negative $392 million as of December 31, 2002, classified in noncurrent liabilities and other deferred credits in the balance sheet. The $392 million represents TXU Corp.'s potential obligation under the partnership agreement, including retirement of the $810 million in debt and amounts due the partner, net of estimated value realizable from the business.

      As a result of the impairments of goodwill and long-lived assets recorded by Pinnacle, TXU Corp. evaluated its potential obligations related to the partnership arrangement. TXU Corp. determined that it was probable, in light of the decline in value of the business, that an economic loss had occurred, and accordingly recorded a charge of $150 million (without tax benefit) in 2002, reported in other deductions in the statement of income. Contingent income tax amounts payable related to Pinnacle, in excess of $11 million in accumulated deferred income taxes recorded at December 31, 2002, total approximately $60 million. Such unrecorded liability would arise if the business was sold at its current estimated fair value.

      In February 2003, TXU Corp. and Zenith entered into a Put/Call Agreement pursuant to which TXU Corp. has the right, at any time, to buy from Zenith all of its interests in Pinnacle and in Pinnacle's general partner for $150 million. Conversely, Zenith has the right to require TXU Corp. to buy those interests for that amount if (i) there is an event of default under the Pinnacle senior secured notes that leads to acceleration, (ii) the Pinnacle senior secured notes mature, or (iii) the Pinnacle senior secured notes are redeemed early and there is a default under TXU Corp.'s $500 million working capital credit facility (based on its terms as of February 2003 and without regard to future amendments). In consideration of the rights accorded TXU Corp. under the agreement and applicable accounting rules, TXU Corp. will consolidate the operations of Pinnacle in its financial statements effective with reporting for the first quarter of 2003.

      Nuclear Insurance -- With regard to liability coverage, the Price-Anderson Act (Act) provides financial protection for the public in the event of a significant nuclear power plant incident. The Act sets the statutory limit of public liability for a single nuclear incident at $9.6 billion currently and requires nuclear power plant operators to provide financial protection for this amount. The Act is being considered by the United States Congress for modification and extension. The terms of a modification, if any, are not presently known and therefore TXU Corp. is unable, at this time, to determine any impact it may have on nuclear liability coverage. As required, TXU Corp. provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, TXU Corp. has $300 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of a major stock insurance company pool, Nuclear Energy Liability Insurance Association. The second layer of financial protection is provided under an industry-wide retrospective payment program called Secondary Financial Protection (SFP).

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

      With respect to nuclear decontamination and property damage insurance, Nuclear Regulatory Commission (NRC) regulations require that nuclear plant license-holders maintain not less than $1.1 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. TXU Corp. maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $3.5 billion, above which TXU Corp. is self-insured. The primary layer of coverage of $500 million is provided by Nuclear Electric Insurance Limited
(NEIL), a nuclear electric utility industry mutual insurance company. The remaining coverage includes premature decommissioning coverage and is provided by NEIL in the amount of $2.25 billion and $737 million from Lloyds of London, other insurance markets and foreign nuclear insurance pools. TXU Corp. is subject to a maximum annual assessment from NEIL of $26.6 million.

      TXU Corp. maintains Extra Expense Insurance through NEIL to cover the additional costs of obtaining replacement power from another source if one or both of the units at Comanche Peak are out of service for more than twelve weeks as a result of covered direct physical damage. The coverage provides for weekly payments of $3.5 million for the first fifty-two weeks and $2.8 million for the next 110 weeks for each outage, respectively, after the initial twelve-week period. The total maximum coverage is $490 million per unit. The coverage amounts applicable to each unit will be reduced to 80% if both units are out of service at the same time as a result of the same accident. Under this coverage, TXU Corp. is subject to a maximum annual assessment of $8.7 million.

      There have been some revisions made to the nuclear property and nuclear liability insurance policies regarding the maximum recoveries available for multiple terrorism occurrences. Under the NEIL policies, if there were multiple terrorism losses occurring within a one-year time frame, NEIL would make available one industry aggregate limit of $3.24 billion plus any amounts it recovers from reinsurance or other sources up to the limits for each claimant. If terrorism losses occurred beyond the one-year period, a new set of limits and resources would apply. Under the ANI liability policy, the liability arising out of terrorist acts will be subject to one industry aggregate limit of $300 million which could be reinstated at ANI's option depending on prevailing risk circumstances and the balance in the Industry Credit Rating Plan reserve fund. Under the US Terrorism Risk Insurance Act of 2002, the US government provides reinsurance with respect to acts of terrorism in the US for losses caused by an individual or individuals acting on behalf of foreign parties. In such circumstances, the NEIL and ANI terrorism aggregates would not apply.

      Nuclear Decommissioning -- Under current regulatory licenses, decommissioning activities are projected to begin in 2030 for Comanche Peak Unit 1 and 2033 for Unit 2 and common facilities. Through December 31, 2001, decommissioning costs were recovered from consumers based upon a 1992 site-specific study through rates placed in effect under TXU Corp.'s January 1993 rate increase request. Effective January 1, 2002, decommissioning costs will be recovered through a non-bypassable charge to REPs by Oncor based upon a 1997 site-specific study, adjusted for trust fund assets, through rates placed in effect under TXU Corp.'s 2001 Unbundled Cost of Service filing. TXU Corp. accrued $14 million of decommissioning costs for 2002 and $18 million for each of the years ended December 31, 2001 and 2000. Amounts recovered through regulated rates are deposited in external trust funds (see Note 5).

      See Note 2 (under Changes in Accounting Standards) for a discussion of the impact of SFAS No. 143 on accounting for nuclear decommissioning costs.

      Legal Proceedings -- In October, November and December 2002 and January 2003, at least twenty-five lawsuits were filed in or removed to the United States District Court for the Northern District of Texas, and two in the United States District Court for the Eastern District of Texas, against TXU Corp., Erle Nye and Michael J. McNally. Some of the lawsuits also name former officer David
W. Biegler as a defendant; however, based on the alleged class period, Mr. Biegler is inappropriately named as a defendant. The plaintiffs seek to represent classes of certain purchasers of TXU Corp. common and preferred stock during specified class periods ranging from January 31, 2002, to October 11, 2002. No class or classes have been certified. The complaints allege violations of the provisions of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 12 of the Securities Act of 1933, as amended (Securities Act), relating to alleged materially false and misleading statements, including statements in prospectuses related to the offering by TXU Corp. of its equity-linked securities and common stock in May and June 2002. The named individual defendants are current or former officers and/or directors of TXU Corp. While TXU Corp. believes the claims are without merit and intends to vigorously defend these lawsuits, it is unable to estimate any possible loss or predict the outcome of these actions.

      On October 23, 2002, a derivative lawsuit was filed by a purported shareholder on behalf of TXU Corp. in the 116th Judicial District Court of Dallas County, Texas, against TXU Corp., Erle Nye, Michael J. McNally, David W. Biegler, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret N. Maxey, J.E. Oesterreicher, Charles R. Perry and Herbert H. Richardson. The plaintiff alleges breach of fiduciary duty, abuse of control, mismanagement, waste of corporate assets, and breach of the duties of loyalty and good faith. The named individual defendants are current or former officers and/or directors of TXU Corp. No amount of damages has been specified. Furthermore, plaintiffs in such suit have failed to make a demand upon the directors as is required by law. Therefore, TXU Corp. is unable to estimate any possible loss or predict the outcome of this action.

      On October 30, 2002, a lawsuit was filed in the 191st Judicial District Court of Dallas County, Texas, against TXU Corp. and Erle Nye alleging negligence, negligent misrepresentation, fraud and statutory fraud. On November 12, 2002, the lawsuit was amended and the plaintiffs alleged the same claims on behalf of themselves and a putative class of persons or entities similarly situated. No amount of damages has been specified. TXU Corp. has removed this case to the United Stated District Court for the Northern District of Texas to have it consolidated with the other cases described above pending in that court. While TXU Corp. believes the claim is without merit and intends to vigorously defend the lawsuit, it is unable to estimate any possible loss or predict the outcome of this action.

      On November 26, 2002, a lawsuit was filed in the United States District Court for the Northern District of Texas against TXU Corp. and the directors of TXU Corp. asserting claims under the Employee Retirement Income Security Act (ERISA) on behalf of a putative class of participants in various employee benefit plans of TXU Corp. The plaintiff seeks to represent a class of participants in such plans during the period between January 31, 2002, and October 11, 2002, based on factual allegations substantially the same as the other cases described above pending in the United States District Court for the Northern District of Texas. The complaint has not yet been served on the defendants and, therefore, the defendants have not yet responded thereto. While TXU Corp. believes the claim is without merit and intends to vigorously defend the lawsuit, it is unable to estimate any possible loss or predict the outcome of this action.

      In November and December 2002, two lawsuits were filed in the 191st and 116th Judicial District Courts of Dallas County, Texas, against TXU Corp., Erle Nye, Michael J. McNally, Biggs Porter and the directors of TXU Corp. asserting a claim under Section 11 of the Securities Act on behalf of purchasers of TXU Corp.'s equity linked debt securities issued in June 2002. These cases have been removed from the United States District Court for the Northern District of Texas and transferred to the court with jurisdiction of the consolidated cases described above. The plaintiffs have filed motions to remand the cases to state district court. The defendants intend to file a motion to have these cases consolidated with the other cases described above pending in such court. While TXU Corp. believes the claims are without merit and intends to vigorously defend these lawsuits, it is unable to estimate any possible loss or predict the outcome of these actions.

      On February 28, 2003, a lawsuit was filed in the United States District Court for the Northern District of Texas, Dallas Division, against TXU Corp., the directors of TXU Corp., Peter B. Tinkham, Diane J. Kubin, Robert L. Turpin and other former unidentified members of the TXU Thrift Plan Committee asserting claims under ERISA on behalf of a putative class of participants and beneficiaries of the TXU Thrift Plan. The plaintiff seeks to represent a class of participants in such plan during the period between November 23, 2001 through October 11, 2002. The complaint has not yet been served on the defendants and, therefore, the defendants have not yet responded thereto. While TXU Corp. believes the claim is without merit and intends to vigorously defend the lawsuit, it is unable to estimate any possible loss or predict the outcome of this action.

      General -- In addition to the above, TXU Corp. and its US and Australian subsidiaries are involved in various other legal and administrative proceedings the ultimate resolution of which, in the opinion of each, should not have a material effect upon their financial position, results of operations or cash flows.

17.   SEGMENT INFORMATION

     Concurrent with TXU Corp.'s reorganization as of January 1, 2002, TXU Corp. realigned its operations into three reportable segments: North America Energy, North America Energy Delivery and International Energy. In October 2002, TXU Corp. discontinued its operations in Europe (see Note 3 to Financial Statements). The International Energy segment has been renamed and consists solely of operations in Australia.

      The segments are either strategic business units that offer different products or services or are geographically differentiated. They are managed separately because each business requires different marketing strategies or is in a different geographic area.

      North America Energy - operations, principally in the competitive Texas market, involving the generation and wholesale sales of electricity, retail energy sales and services and portfolio management, including risk management and certain trading activities.

      North America Energy Delivery - largely regulated operations in Texas involving the transmission and distribution of electricity and the purchase, transportation, distribution and sale of natural gas.

      Australia - operations, principally in Victoria and South Australia, involving the generation of electricity, wholesale sales of energy, retail energy sales and services in largely competitive markets, portfolio management and gas storage, as well as regulated electricity and gas distribution.

      Corporate and Other - Remaining non-segment operations consisting primarily of general corporate expenses, equity earnings or losses of unconsolidated affiliates, including the telecommunications joint venture, and interest on debt at the TXU Corp. level. Affiliated revenues represent intercompany service charges.

      The prior year financial information for the North America Energy segment and the electric delivery operations included in the North America Energy Delivery segment includes information derived from the historical financial statements of US Holdings. Reasonable allocation methodologies were used to unbundle the financial statements of US Holdings between its generation and T&D operations. Allocation of revenues reflected consideration of return on invested capital, which continues to be regulated for the T&D operations. US Holdings maintained expense accounts for each of its component operations. Costs of energy and expenses related to operations and maintenance and depreciation and amortization, as well as assets, such as property, plant and equipment, materials and supplies and fuel, were specifically identified by component operation and disaggregated. Various allocation methodologies were used to disaggregate common expenses, assets and liabilities between US Holdings' generation and T&D operations. Interest and other financing costs were determined based upon debt allocated. Allocations reflected in the financial information for 2001 and 2000 did not necessarily result in amounts reported in individual line items that are comparable to actual results in 2002. Had the unbundled operations of US Holdings actually existed as separate entities in a deregulated environment, their results of operations could have differed materially from those included in the historical financial statements included herein.

      Effective January 1, 2002, TXU Energy incurs electricity delivery fees charged by Oncor and other T&D utilities, which TXU Energy includes in billings to its large C&I customers. For residential and small business customers, the price-to-beat rates include a delivery component, but such billed amounts are not necessarily equivalent to delivery fees incurred by TXU Energy. These fees are reflected in TXU Energy's revenues and cost of energy for the year ended December 31, 2002. Electricity delivery fees have been included in the North America Energy segment's revenues and cost of energy for the year ended December 31, 2001 and 2000. The North America Energy segment's gross margin is not affected by the inclusion of these electricity delivery fees.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. TXU Corp. evaluates performance based on income from continuing operations before extraordinary loss. TXU Corp. accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

      Certain of the business segments provide services or sell products to one or more of the other segments. Generally, such sales are made at prices comparable with those received from nonaffiliated customers for similar products or services. No customer provided more than 10% of consolidated revenues.

                                                        North
                                               North   America             Discontinued   Corp.
                                              America   Energy              Operations     and
                                              Energy   Delivery   Australia   Europe      Other  Eliminations Consolidated
                                            -----------------------------------------------------------------------------

    Operating Revenues
                            2002.......       $7,738   $2,973       $860        $--      $592  $ (2,129)      $10,034
                            2001.......        7,458    3,542        700                  658    (2,309)       10,049
                            2000.......        7,449    3,187        717         --       657    (2,363)        9,647
    Regulated Revenues - Included in
      Operating Revenues
                            2002.......           --    2,973         76         --        91    (1,616)        1,524
                            2001.......        7,044    3,542         65         --       104    (1,771)        8,984
                            2000.......        7,287    3,187         67         --       102    (1,941)        8,702
    Affiliated Revenues - Included in
      Operating Revenues
                            2002.......           40    1,606         --         --       483    (2,129)           --
                            2001.......            8    1,767         --         --       534    (2,309)           --
                            2000.......          (1)    1,939         --         --       425    (2,363)           --
    Depreciation and Amortization -
    Including Goodwill Amortization
                            2002.......          438      332         67         --        21         --          858
                            2001.......          410      313         79         --        26         --          828
                            2000.......          404      302         80         --        32         --          818
    Equity in Earnings (Losses) of
         Unconsolidated Subsidiaries
                            2002.......          (2)        2         --         --     (105)         --        (105)
                            2001.......          (4)       --         --         --      (49)         --         (53)
                            2000.......           --       --        (1)         --      (17)         --         (18)
    Interest Income
                            2002.......           29       48          1         --        72      (118)           32
                            2001.......           71       19         --         --       102      (108)           84
                            2000.......           52       12          1         --        94      (113)           46
    Interest Expense and Other Charges
                            2002.......          257      331        129         --       284      (117)          884
                            2001.......          247      347        126         --       353      (108)          965
                            2000.......          280      344        150         --       362      (113)        1,023
    Income Tax Expense (Benefit)
                            2002.......           78      123         19         --     (126)         --           94
                            2001.......          277      125          3         --     (132)         --          273
                            2000.......          218      160        (1)         --      (99)         --          278
    Income from Continuing Operations
        Before Extraordinary Loss
                            2002.......          242      252         74         --     (393)         --          175
                            2001.......          633      225         19         --     (238)         --          639
                            2000.......          551      288         23         --     (196)         --          666
   Investment in Equity Investees
                            2002.......            3       --         31         --     (391)         --        (357)
                            2001.......            7       --         --         --     (130)         --        (123)
                            2000.......           20       --          1         --      (71)         --         (50)
    Total Assets
                            2002.......       16,301   11,321      3,172         --     2,821    (2,724)      30,891*
                            2001.......       17,957   13,721      2,703     14,875     3,016    (9,954)      42,318*
                            2000.......       18,032   12,007      2,835     16,439     2,143    (6,377)      45,079*
    Capital Expenditures
                            2002.......          274      624         82         --        16         --          996
                            2001.......          330      821         65         --        32         --        1,248
                            2000.......          265      636         79         --        58         --        1,038


*Assets by segment exclude investments in affiliates.

18.   SUPPLEMENTARY FINANCIAL INFORMATION

      Regulated Versus Unregulated Operations --

                                                                                Year Ended December 31,
                                                                              ----------------------------
                                                                               2002        2001       2000
                                                                               ----        ----       ----
      Operating revenues
          Regulated ........................................................ $ 1,524    $  8,984    $  8,702
          Unregulated ......................................................   8,510       1,065         945
                                                                              ------    --------    --------
               Total operating revenues ....................................  10,034      10,049       9,647
                                                                              ------    --------    --------
      Costs and operating expenses
          Cost of energy sold and delivery fees - regulated* ...............     608       3,870       3,795
          Cost of energy sold and delivery fees - unregulated* .............   3,590         362         411
          Operating costs - regulated ......................................     852       1,459       1,383
          Operating costs - unregulated ....................................     808          73         139
          Depreciation and amortization, other than goodwill - regulated....     380         724         736
          Depreciation and amortization, other than goodwill - unregulated..     478          61          32
          Selling, general and administrative expenses - regulated .........      96         437         147
          Selling, general and administrative expenses - unregulated .......   1,164         563         705
          Franchise and revenue-based taxes - regulated ....................     322         509         383
          Franchise and revenue-based taxes - unregulated ..................     157          21          19
          Goodwill amortization - regulated ................................      --          10           9
          Goodwill amortization - unregulated ..............................      --          33          41
          Other income .....................................................     (56)        (51)       (157)
          Other deductions .................................................     514         185          83
          Interest income ..................................................     (32)        (84)        (46)
          Interest expense and other charges ...............................     884         965       1,023
                                                                               -----       -----       -----
            Total  costs and expenses.......................................   9,765       9,137       8,703
                                                                               -----       -----       -----
      Income from continuing operations before income taxes and
       extraordinary items .................................................   $ 269      $  912      $  944
                                                                               =====       =====       =====

      *Includes cost of fuel consumed of $1,486 million (unregulated) in 2002 and $1,900 million and $2,341 million (both largely regulated) in 2001 and 2000, respectively. The balance represents energy purchased for resale and delivery fees.

      The operations of the North America Energy segment are included above as unregulated, as the Texas market is now open to competition. However, retail pricing to residential and small business customers in its historical service territory continues to be subject to certain price controls as discussed in Note 15.

      Other Income and Deductions --

                                                                            Year Ended December 31,
                                                                         ----------------------------
                                                                           2002       2001       2000
                                                                          -------    -------    -------

      Other income
          Gain on sale of businesses and other properties............     $    35    $     9     $  125
          Equity in earnings of unconsolidated entities..............           -          4          1
          Settlement of legal proceedings related to a gas contract..           -         18          -
          Other......................................................          21         20         31
                                                                            -----      -----     ------
               Total other income....................................     $    56      $  51     $  157
                                                                           ======      =====     ======
      Other deductions
          Loss on sale of properties.................................     $     3      $  12     $    4
          Equity in losses of unconsolidated entities................         105         57         19
          Impairment of generation plant assets......................         237          -          -
          Loss related to telecommunications partnership.............         150          -          -
          Regulatory asset write-offs................................           -         95         52
          Other......................................................          19         21          8
                                                                            -----       ----      -----
               Total other deductions.........................            $   514      $ 185     $   83
                                                                           ======      =====      =====

      Credit Risk -- Credit risk relates to the risk of loss associated with non-performance by counterparties. TXU Corp. maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies require an evaluation of a potential counterparty's financial condition, credit rating, and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools, including but not limited to use of standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. TXU Corp. has standardized documented processes for monitoring and managing its credit exposure, including methodologies to analyze counterparties' financial strength, measurement of current and potential future credit exposures and standardized contract language that provides rights for netting and set-off. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, individual counterparties and credit portfolios are managed to preset limits and stress tested to assess potential credit exposure. This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure to TXU Corp. Additionally, TXU Corp. has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any prospective material adverse change in the financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.


      Concentration of Credit Risk -- TXU Corp.'s regional gross exposure to credit risk as of December 31, 2002, is as follows:

            Region                                     Credit Exposure
            ------                                     ---------------
            US............................                  $3,317
            Australia.....................                     484
                                                            ------
            Consolidated..................                  $3,801
                                                            ======

      TXU Corp.'s gross exposure to credit risk represents trade accounts receivable (net of allowance for uncollectible accounts receivable of $83 million), commodity contract assets and derivative assets. These regional concentrations have the potential to affect TXU Corp.'s overall exposure to credit risk, either positively or negatively, in that the customer base and counterparties may be similarly affected, both regionally and globally, by changes in economic, regulatory, industry, weather or other conditions. Global credit coordination is in place to reduce credit limits on a global basis, to provide transparency across regions and to communicate through various risk committees and forums.

      A large share of gross assets subject to credit risk represents accounts receivable from the retail sale of electricity and gas to residential and small commercial customers. The risk of material loss from non-performance from these customers is unlikely based upon historical experience. Reserves for uncollectible accounts receivable are established for the potential loss from non-payment by these customers based on historical experience and market or operational conditions. The restructuring of the electric industry in Texas effective January 1, 2002, increases the risk profile of TXU Corp. in relation to these customers; however, TXU Corp. has the ability to take actions to mitigate such customer risk, particularly with the changes in the POLR rules (see Note 15). In addition, Oncor has exposure to credit risk as a result of non-performance by nonaffiliated REPs.

      Most of the remaining trade accounts receivable are with large C&I customers. TXU Corp.'s wholesale commodity contract counterparties include major energy companies, financial institutions, gas and electric utilities, independent power producers, oil and gas producers and energy trading companies. The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of December 31, 2002, is $1.5 billion, net of standardized master netting contracts and agreements which provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by TXU Corp. (cash, letters of credit and other security interests), the net credit exposure is $1.3 billion.

      TXU Corp. had no exposure to any one customer or counterparty greater than 10% of the net exposure of $1.3 billion at December 31, 2002. Additionally, approximately 89% of the credit exposure, net of collateral held, has a maturity date of less than 2 years. TXU Corp. does not anticipate any material adverse effect on its financial position or results of operations as a result of non-performance by any customer or counterparty.



      Regulatory Assets and Liabilities --
                                                                                             December  31,
                                                                                         ----------------------
                                                                                          2002             2001
                                                                                          ----             ----
Regulatory Assets
Generation-related regulatory assets subject to securitization..............               $1,652       $1,841
Securities reacquisition costs..............................................                  124          117
Recoverable deferred income taxes-- net.....................................                   76           80
Other regulatory assets.....................................................                  217          170
                                                                                           ------       ------
    Total regulatory assets.................................................                2,069        2,208
                                                                                           ------       ------

Regulatory Liabilities
Liability to be applied to stranded generation assets.......................                  170          355
ITC and protected excess deferred taxes.....................................                   99          108
Other regulatory liabilities................................................                   28           12
                                                                                           ------       ------
    Total regulatory liabilities............................................                  297          475
                                                                                           ------       ------

    Net regulatory assets...................................................               $1,772       $1,733
                                                                                           ======       ======

       Included in net regulatory assets are assets of $1.8 billion at December 31, 2002, and $2.0 billion at December 31, 2001, that were not earning a return. Of the assets not earning a return, $1.7 billion is expected to be recovered over the term of the securitization bonds pursuant to the regulatory settlement plan approved by the Commission. (See Note 15 for further discussion of the settlement plan.) The remaining regulatory assets have a remaining recovery period of 14 to 31 years.

      Restricted Cash -- At December 31, 2002, approximately $210 million of the net proceeds from Oncor's issuance of senior secured notes on December 20, 2002, was deposited in a trust to be used, to pay interest and redeem First Mortgage Bonds of Oncor due in March and April 2003 and is reported in investments on the balance sheet. Other restricted cash included $96 million as collateral for letters of credit issued in the US.

      Related Party Transactions -- See discussion in Note 16 under "Investments in Unconsolidated Entities."

      Accounts Receivable -- At December 31, 2002 and 2001, accounts receivable are stated net of allowance for uncollectible accounts of $83 million and $35 million, respectively. During 2002, bad debt expense was $171 million, account write-offs were $126 million and other activity increased the allowance for uncollectible accounts by $3 million.

      Accounts receivable included $644 million and $436 million of unbilled revenues at December 31, 2002 and 2001, respectively.

     Commodity Contracts -- At December 31, 2002 and 2001, current and noncurrent commodity contract assets are stated net of applicable credit and performance reserves (described in Note 2 - Financial Instruments and Mark-to-Market Accounting) of $44 million and $26 million, respectively.

      Inventories by Major Category --


                                                                                              December 31,
                                                                                           -----------------
                                                                                            2002        2001
                                                                                            ----        ----
Materials and supplies......................................................                 $227       $ 212
Fuel stock..................................................................                   91          62
Gas stored underground......................................................                  175         165
                                                                                             ----       -----
    Total inventories.......................................................                 $493       $ 439
                                                                                             ====       =====

      Inventories are carried at average costs, except for gas inventories managed as part of portfolio management activities, which are carried at spot rates through December 31, 2002. Inventories recorded at spot rates at December 31, 2002 and 2001 were $54 million and $18 million, respectively. As part of the rescission of EITF Issue No. 98-10, such inventories will be adjusted to average costs as part of the cumulative adjustment to be recorded in the first quarter of 2003.

Property, Plant and Equipment --

                                                                                               December 31,
                                                                                          ---------------------
                                                                                            2002           2001
                                                                                            ----           ----
     North America Energy:
             Production..........................................................         $15,675        $15,791
             Nuclear fuel (net of accumulated amortization of $847 and $787).....             137            146
             Other assets........................................................             483            242
    North America Energy Delivery:
             Transmission - electric.............................................           2,176          1,979
             Distribution - electric.............................................           6,376          6,110
             Gas distribution and pipeline.......................................           1,782          1,677
             Other assets........................................................             483            478
     Corporate and  Other........................................................             218            186
                                                                                           ------        -------
             Total...............................................................          27,330         26,609
     Less accumulated depreciation...............................................           9,901          9,397
                                                                                           -------       -------
              Net of accumulated depreciation....................................          17,429         17,212
     Construction work in progress...............................................             434            608
                                                                                           ------        -------
              Net North America property, plant and equipment....................          17,863         17,820
      International Energy:
              Australia - Electric and gas distribution and generation (net of
               accumulated depreciation of $369 and $267)........................           1,779          1,599
                                                                                          -------        -------
              Net property, plant and equipment..................................         $19,642        $19,419
                                                                                          =======        =======

     As of December 31, 2002, substantially all of Oncor's electric utility property, plant and equipment (with a net book value of $6.1 billion) is pledged as collateral on Oncor's first mortgage bonds and senior secured notes.

     Interest Expense and Related Charges --

                                                                            Year Ended December 31,
                                                                       --------------------------------
                                                                         2002        2001          2000
                                                                         ----        ----          ----

Interest.........................................................      $  810        $  837      $  871
Distributions on mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the construction obligated company:
           TXU obligated.........................................          30            30          30
           Subsidiary obligated..................................          10            71          79
Preferred stock dividends of subsidiaries........................          13            14          14
Amortization of debt discounts, premiums and issuance cost.......          33            36          40
Allowance for borrowed funds used during construction
   and capitalized interest......................................         (12)          (23)        (11)
                                                                       ------        ------      ------
           Total interest expense and other related charges......      $  884        $  965      $1,023
                                                                       ======        ======      ======


      Supplemental Cash Flow Information --

                                                                            Year Ended December 31,
                                                                        ------------------------------
                                                                         2002        2001         2000
                                                                         ----        ----         ----
Cash payments (receipts):
   Interest (net of amounts capitalized).........................      $  813        $  971      $  985
   Income taxes..................................................      $  (17)       $   30      $  132
Non-cash investing and financing activities:
   Note receivable from sale of assets...........................      $    -        $  186      $   23
   Equity forward contracts......................................      $    -        $ (190)     $  190
   Equity-linked securities surrendered to meet obligations under
     related common stock purchase contracts.....................      $  238        $    -      $    -
   Discount related to exchangeable subordinated notes recorded
         to paid-in-capital......................................      $  111        $    -      $    -

      Quarterly Information (unaudited) -- The results of operations by quarter are summarized below and reflect the discontinuance of the Europe operations and the effect of EITF Issue No. 02-3 to report certain trading activities on a net basis. Net income was not affected by the accounting rule change as the decrease in revenues was offset in cost of energy sold and delivery fees. In the opinion of TXU Corp., all other adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of a full year's operations because of seasonal and other factors.



                                                                                      Quarter Ended
                                                                       --------------------------------------------
                                                                       March 31    June 30     Sept. 30     Dec. 31
                                                                       --------    -------     --------     -------
2002:
Operating revenues .................................................      $ 2,453     $ 2,505     $ 2,918      $ 2,158
Income (loss) from continuing operations before extraordinary loss..      $   274     $   178     $   256      $  (533)
Income (loss) from discontinued operations, net of tax effect ......      $    (2)    $    23     $   (44)     $(4,187)
Extraordinary loss, net of tax effect ..............................      $   (17)    $     -     $    (1)     $  (157)
Net income (loss) before preference stock dividends ................      $   255     $   201     $   211      $(4,877)
Net income (loss) available for common stock .......................      $   250     $   195     $   206      $(4,883)
Basic and diluted per share of common stock:
    Income (loss) from continuing operations before extraordinary
       loss after provision for preference dividends................      $  1.02     $  0.64     $  0.88      $ (1.81)
    Income (loss) from discontinued operations, net of tax effect...      $ (0.01)    $  0.09     $ (0.15)     $(14.10)
    Extraordinary loss, net of tax effect ..........................      $ (0.07)    $     -     $    -       $ (0.53)
    Net income (loss) available for common stock....................      $  0.94     $  0.73     $  0.73      $(16.44)

2001:
Operating revenues .................................................      $ 2,777     $ 2,381     $ 2,738      $ 2,153
Income from continuing operations before extraordinary loss ........      $   125     $   126     $   310      $    78
Income from discontinued operations, net of tax effect .............      $    76     $    81     $    29      $     6
Extraordinary loss, net of tax effect...............................      $     -     $     -     $     -      $  (154)
Net income (loss) before preference stock dividends.................      $   201     $   207     $   339      $   (70)
Net income (loss) available for common stock .......................      $   196     $   201     $   334      $   (76)
Basic and diluted per share of common stock:
    Income from continuing operations before extraordinary loss
       after provision for preference dividends.....................      $  0.47     $  0.47     $  1.17      $  0.27
    Income from discontinued operations, net of tax effect .........      $  0.29     $  0.31     $  0.11      $  0.02
    Extraordinary loss, net of tax effect ..........................      $     -     $     -     $    -       $ (0.58)
    Net income (loss) available for common stock....................      $  0.76     $  0.78     $  1.28      $ (0.29)


      Also included in fourth quarter 2002 results were a $185 million ($120 million after-tax) accrual for regulatory-related retail clawback, a $237 million ($154 million after-tax) writedown of an investment in generation plant construction projects and $187 million ($174 million after-tax) in charges related to the Pinnacle joint venture to reflect the loss in value of the business.

      Reconciliation of Previously Reported Quarterly Information -- The following table presents the changes to previously reported quarterly amounts to reflect the discontinuance of Europe operations (see Note 3) and to report certain trading activities on a net basis (see Note 2). Net income was not affected by these changes.

                                                                                Quarter Ended
                                                               ---------------------------------------------
                                                                March 31     June 30     Sept. 30    Dec. 31
                                                                --------     -------     --------    -------
                                                                Increase (Decrease) from Previously Reported
2002:
Revenues - to reflect trading activities on a net basis...      $ (1,703)   $ (1,524)    $      -    $      -
Revenues - from discontinued operations ..................      $ (3,944)   $ (3,173)    $ (1,358)   $      -
Income (loss) from discontinued operations, net of tax
  effect .................................................      $     (2)   $     23     $    (44)   $      -

2001:
Revenues - to reflect trading activities on a net basis...      $ (2,233)   $ (1,039)    $   (981)   $   (906)
Revenues - from discontinued operations ..................      $ (3,365)   $ (2,706)    $ (2,884)   $ (3,764)
Income from  discontinued operations, net of tax effect ..      $     76    $     81     $     29    $      6


19.   SUBSEQUENT EVENTS (unaudited)

      In early March 2003, TXU Energy issued $1.25 billion aggregate principal amount of senior unsecured notes in two series in a private placement with registration rights. One series of $250 million is due March 15, 2008, and bears interest at the annual rate of 6.125%, and the other series of $1 billion is due March 15, 2013, and bears interest at the annual rate of 7%. Net proceeds from the issuance will be used for general corporate purposes, including the repayment of advances from affiliates.


                               TXU CORP. Exhibits to 2002 Form 10-K
                                                                      APPENDIX B

                 Previously Filed*
               -------------------
                   With File            As
Exhibits            Number           Exhibit
--------       ------------------   --------
2(a)           1-12833                2           --    Master Separation Agreement by and among Oncor, TXU
               Form 8-K                                 Generation Holdings Company LLC, TXU Merger Energy Trading
               (filed January 16,                       Company LP, TXU SESCO Company, TXU SESCO Energy Services
               2002)                                    Company, TXU Energy Retail Company LP and TXU US Holdings,
                                                        dated as of December 14, 2001.

3(a)           333-37652              4(a)        --    Amended and Restated Articles of Incorporation.

3(b)           333-37652              4(b)        --    Restated bylaws, as amended.

3(c)           1-12833                1           --    Rights Agreement, dated as of February 19, 1999, between the
               Form 8-A                                 Company and The Bank of New York, which includes as
               (filed February 26,                      Exhibit A thereto the form of Statement of Resolution Establishing
               1999)                                    the Series A Preference Stock, Exhibit B thereto the form of a Right Certificate and Exhibit C thereto the Summary of Rights to
                                                        Purchase Series A Preference Stock.

3(d)           1-12833                3(b)        --    Statement of Resolution establishing Flexible Money Market
               Form 10-Q                                Cumulative Preference Stock, Series B of TXU Corp.
               (Quarter ended
               June 30, 2000)

3(e)           333-49434             4(d)         --    Statement of Resolution establishing Mandatorily Convertible
               333-49434-01                             Single Reset Preference Stock, Series C of TXU Corp.
               333-49434-02

4(a)           2-90185               4(a)         --    Mortgage and Deed of Trust, dated as of December 1, 1983,
                                                        between Oncor and The Bank of New York, as Trustee.

4(a)(1)                                           --    Supplemental Indentures to Mortgage and Deed of Trust:

                                                        Number                           Dated as of
                                                        ------                        ---------------
               2-90185                4(b)              First                           April 1, 1984
               33-24089               4(a)-1            Fifteenth                       July 1, 1987
               33-30141               4(a)-3            Twenty-second                   January 1, 1989
               33-35614               4(a)-3            Twenty-fifth                    December 1, 1989
               33-39493               4(a)-2            Twenty-eighth                   October 1, 1990
               33-49710               4(a)-1            Thirty-fourth                   April 1, 1992
               33-57576               4(a)-3            Fortieth                        November 1, 1992
               33-60528               4(a)-1            Forty-second                    March 1, 1993
               33-64692               4(a)-2            Forty-fourth                    April 1, 1993
               33-68100               4(a)-1            Forty-sixth                     July 1, 1993
               33-68100               4(a)-3            Forty-seventh                   October 1, 1993
               1-12833                4(2)(1)           Sixty-third                     January 1, 2002
               Form 10-K
               (2001)




                 Previously Filed*
               -------------------
                   With File            As
Exhibits            Number           Exhibit
--------       ------------------   --------

               1-12833                4                 Sixty-fourth                    May 1, 2002
               Form 10-Q
               (Quarter ended March
               31, 2002)

               333-100240             4(f)(2)           Sixty-fifth                     December 1, 2002

4(b)                                              --    Agreement to furnish certain debt instruments.

4(c)           33-68104               4(b)-17     --    Deposit Agreement between TXU US Holdings and Chemical Bank, dated as of August 4, 1993.

4(d)           0-11442                4(e)        --    Deposit Agreement between TXU US Holdings and Chemical Bank,
               Form 10-K (1993)                         dated as of October 14, 1993.

4(e)           333-45999              4(b)        --    Indenture, dated October 1, 1997, relating to TXU Corp.'s
                                                        6.375% Series B Senior Notes and 6.375% Series B Exchange
                                                        Notes (together, Series B Notes).

4(f)           333-45999              4(f)        --    Officer's Certificate establishing TXU Corp.'s Series B
                                                        Notes.

4(g)           0-12833                4(ff)       --    Indenture, dated January 1, 1998, relating to TXU Corp.'s
               Form 10-K (1997)                         6.375% Series C Senior Notes and 6.375% Series C Exchange
                                                        Notes (together, Series C Notes).

4(h)           0-12833                4(hh)       --    Officers' Certificate establishing TXU Corp.'s Series C
               Form 10-K (1997)                         Notes.

4(i)           0-11442                4(a)        --    Indenture (For Unsecured Debt Securities), dated as of
               Form 10-Q                                August 1, 1997, between TXU US Holdings and The Bank of New
               (Quarter ended Sept.                     York.
               30, 1997)

4(j)           0-11442                4(b)        --    Officer's Certificate establishing the TXU US Holdings 7.17%
               Form 10-Q                                Debentures due August 1, 2007.
               (Quarter ended Sept.
               30, 1997)

4(k)           0-12833                4(kk)       --    Indenture (For Unsecured Debt Securities), dated as of
               Form 10-K (1997)                         January 1, 1998, between TXU Gas and The Bank of New York.

4(l)           0-12833                4(mm)       --    Officer's Certificate establishing the TXU Gas Remarketed
               Form 10-K (1997)                         Reset Notes due January 1, 2008.

4(m)           33-45688               4.2         --    Indenture, dated February 15, 1992, between TXU Gas and The
                                                        First National Bank of Chicago.

4(n)           0-12833                4(qq)       --    TXU Gas 6-3/8% Note due 2004, dated February 1, 1994.
               Form 10-K (1997)

4(o)           0-12833                4(rr)       --    TXU Gas 7-1/8% Note due 2005, dated June 6, 1995.
               Form 10-K (1997)

4(p)           1-12833                4(a)        --    Remarketing Agreement, dated as of January 30, 1998 and form
               Form 8-K                                 of Remarketing Agreement Supplement with respect to TXU Gas
               (filed August 28,                        Remarketed Reset Notes.
               1998)


             Previously Filed*
               -------------------
                   With File            As
Exhibits            Number           Exhibit
--------       ------------------   --------
4(q)           1-12833                4(b)        --    Indenture, (For Unsecured Subordinated Debt Securities),
               Form 8-K                                 dated as of June 1, 1998, between TXU Gas and The Bank of
               (filed August 28,                        New York, as Trustee.
               1998)

4(r)           1-12833                4(c)        --    Officer's Certificate, dated as of July 2, 1998,
               Form 8-K                                 establishing the terms of the TXU Gas Floating Rate Junior
               (filed August 28,                        Subordinated Debentures, issued in connection with the
               1998)                                    preferred securities of TXU Gas Capital I.

4(s)           1-12833                4(d)        --    Amended and Restated Trust Agreement, dated as of July 2,
               Form 8-K                                 1998, between TXU Gas, as Depositor, and The Bank of New
               (filed August 28,                        York, The Bank of New York (Delaware), and the
               1998)                                    Administrative trustees thereunder.

4(t)           1-12833                4(e)        --    Guarantee Agreement with respect to TXU Gas Capital I, dated
               Form 8-K                                 as of July 2, 1998, between TXU Gas, as Guarantor, and The
               (filed August 28,                        Bank of New York, as Trustee.
               1998)

4(u)           1-12833                4(f)        --    Agreement as to Expenses and Liabilities, dated as of July
               Form 8-K                                 1, 1998, between TXU Gas and TXU Gas Capital I.
               (filed August 28,
               1998)

4(v)           1-12833                4(g)        --    Indenture (For Unsecured Debt Securities Series D
               Form 8-K                                 and Series E), dated as of July 1, 1998, between TXU
               (filed August 28,                        Corp. and The Bank of New York.
               1998)

4(w)           1-12833                4(h)        --    Officers' Certificate, dated July 22, 1998 establishing the
               Form 8-K                                 terms of TXU Corp.'s 6.37% Series D Senior Notes and 6.50%
               (filed August 28,                        Series E Senior Notes.
               1998)

4(x)           1-12833                4(a)        --    Indenture, (For Unsecured Subordinated Debt
               Form 8-K                                 Securities), dated as of December 1, 1998,
               filed                                    between TXU Corp. and The Bank of New York, as Trustee.
               January 19, 1999)

4(y)           1-12833                4(b)        --    Officer's Certificate, dated as of December 30, 1998,
               Form 8-K                                 establishing the terms of TXU Corp.'s 7 1/4% Junior
               (filed January 19,                       Subordinated Debentures, Series A issued in connection with
               1999)                                    the preferred securities of TXU Capital I.

4(z)           1-12833                4(c)        --    Amended and Restated Trust Agreement, dated as of December
               Form 8-K                                 30, 1998, between TXU Corp., as Depositor, and The Bank of
               (filed January 19,                       New York, The Bank of New York (Delaware), and the
               1999)                                    Administrative Trustees thereunder.

4(aa)          1-12833                4(d)        --    Guarantee Agreement with respect to TXU Capital I, dated as
               Form 8-K                                 of December 30, 1998, between TXU Corp., as Guarantor, and
               (filed January 19,                       The Bank of New York, as Trustee.
               1999)

4(bb)          1-12833                4(e)        --    Agreement as to Expenses and Liabilities, dated
               Form 8-K (filed                          as of December 30, 1998, between TXU Corp. and TXU Capital I.
               January 19, 1999)



                  Previously Filed*
               -------------------
                   With File            As
Exhibits            Number           Exhibit
--------       ------------------   --------

4(cc)          1-12833                4(iii)      --    Officer's Certificate dated as of December 13, 1999
               Form 10-K                                establishing the terms of TXU Corp.'s 8.70% Junior
               (1999)                                   Subordinated Debentures, Series B, issued in connection with the preferred securities of TXU Capital II.

4(dd)          1-12833                4(jjj)      --    Amended and Restated Trust Agreement, dated as of December
               Form 10-K                                13, 1999, between TXU Corp., as Depositor, and The Bank of
               (1999)                                   New York, The Bank of New York (Delaware), and the
                                                        Administrative Trustees thereunder.

4(ee)          1-12833                4(kkk)      --    Guarantee Agreement with respect to TXU Capital II, dated as
               Form 10-K                                of December 13, 1999, between TXU Corp., as Guarantor, and
               (1999)                                   The Bank of New York, as Trustee.

4(ff)          1-12833                4(lll)      --    Agreement as to Expenses and Liabilities, dated
                                                        as of December 13, 1999, between TXU Corp. and TXU Capital II.

4(gg)          1-12833                4(b)        --    Indenture (For Unsecured Debt Securities Series J), dated as
               Form 10-Q (Quarter                       of June 1, 2001 between TXU Corp. and The Bank of New York,
               ended June 30,                           as Trustee.
               2001)

4(hh)          1-12833                4(c)        --    Officer's Certificate establishing the terms of TXU Corp.'s
               Form 10-Q (Quarter                       6.375% Series J Senior Notes due June 15, 2006.
               ended June 30,
               2001)

4(ii)          1-12833                4(b)        --    Indenture (For Unsecured Debt Securities Series K and L),
               Form 10-Q (Quarter                       dated as of October 1, 2001, between TXU Corp. and The Bank
               ended September 30,                      of New York.
               2001)

4(jj)          1-12833                4(c)        --    Officer's Certificate, dated October 16, 2001, establishing
               Form 10-Q (Quarter                       the terms of TXU Corp.'s Series K Senior Notes and Series L
               ended September 30,                      Senior Notes.
               2001)

4(kk)          1-12833                4(d)        --    Purchase Contract Agreement, dated as of October 1, 2001,
               Form 10-Q (Quarter                       between TXU Corp. and The Bank of New York with respect to
               ended September 30,                      TXU's issuance of Equity Units.
               2001)

4(ll)          1-12833                4(e)        --    Pledge Agreement, dated as of October 1, 2001, among TXU
               Form 10-Q (Quarter                       Corp., The Chase Manhattan Bank and The Bank of New York
               ended September 30,                      with respect to the Equity Units.
               2001)

4(mm)          1-12833                4(a)       --     Indenture (For Unsecured Debt Securities Series M), dated as
               Form 10-Q                                of June 1, 2002, between TXU Corp. and The Bank of New York.
               (Quarter ended June
               30, 2002)

4(nn)          1-12833                4(b)       --     Officers' Certificate, dated June 5, 2002, establishing the
               Form 10-Q                                terms of TXU Corp.'s Series M Senior Notes.
               (Quarter ended June
               30, 2002)

                 Previously Filed*
               -------------------
                   With File            As
Exhibits            Number           Exhibit
--------       ------------------   --------

4(oo)          1-12833                4(c)       --     Purchase Contract Agreement, dated as of June 1, 2002,
               Form 10-Q                                between TXU Corp. and The Bank of New York, as Purchase
               (Quarter ended June                      Contract Agent and Trustee with respect to TXU Corp.'s
               30, 2002)                                issuance of Equity Units.

4(pp)          1-12833                4(d)       --     Pledge Agreement, dated as of June 1, 2002, among TXU Corp.,
               Form 10-Q                                JPMorgan Chase Bank, as Collateral Agent, Custodial Agent
               (Quarter ended June                      and Securities Intermediary and The Bank of New York as
               30, 2002)                                Purchase Contract Agent with respect to Equity Units.

4(qq)          1-12833                4(a)       --     TXU Energy's 9% Exchangeable Subordinated Notes
               Form 8-K (filed                          due 2012, dated as of November 22, 2002.
               November 25, 2002)

4(ss)          1-12833                10(a)      --     Exchange Agreement, dated as of November 22, 2002, among TXU
               Form 8-K (filed                          Corp., TXU Energy and UXT Holdings LLC and UXT Intermediary
               November 25, 2002)                       LLC.

4(tt)          1-12833                10(c)      --     Registration Rights Agreement, dated as of November 22,
               Form 8-K (filed                          2002, among TXU Corp. and UXT Holdings LLC and UXT
               November 25, 2002)                       Intermediary LLC.

4(uu)                                            --     Amendment No. 1 to Registration Rights Agreement, dated as of
                                                        December 19, 2002, among TXU Corp. and UXT Holdings LLC and UXT
                                                        Intermediary LLC.

4(vv)          333-100240             4(a)       --     Indenture and Deed of Trust, dated as of May 1, 2002, between
                                                        Oncor and The Bank of New York, as Trustee.

4(ww)          333-100240             4(c)       --     Officer's Certificate, dated May 6, 2002, establishing the forms of the Oncor Senior Secured Notes of the 6.375% Series due 2012 and the 7.000% Series due 2032.

4(xx)          333-100240             4(c)       --     Officer's Certificate, dated December 20, 2002, establishing
               (Pre-Effective                           the forms of the Oncor Senior Secured Notes of the 6.375%
               Amendment No. 1)                         Series due 2015 and the 7.250% due 2033.

4(yy)          333-100242             4(a)       --     Indenture (for Unsecured Debt Securities), dated as of
                                                        August 1, 2002, between Oncor and The Bank of New York, as
                                                        Trustee.

4(zz)          333-100242             4(b)       --     Officer's Certificate, dated as of August 30, 2002,
                                                        establishing the forms of Oncor's 5% Debentures due 2007 and
                                                        7% Debentures due 2022.

10(a)**        1-12833                10(a)       --    Deferred and Incentive Compensation Plan of TXU Corp., as
               Form 10-K                                restated, effective August 17, 2001.
               (2001)

10(b)**        1-12833                10(b)       --    Salary Deferral Program of TXU Corp., as restated, effective
               Form 10-K                                August 17, 2001.
               (2001)

10(c)**        1-12833                10(c)       --    Second Supplemental Retirement Plan for Employees of TXU
               Form 10-K                                Corp., as amended and restated, effective August 17, 2001.
               (2001)


               Previously Filed*
               -------------------
                   With File            As
Exhibits            Number           Exhibit
--------       ------------------   --------

10(d)**        1-12833                10(d)       --    Deferred Compensation Plan for Outside Directors of TXU
               Form 10-K                                Corp., effective as of August 17, 2001.
               (2001)

10(e)**                                           --    Long-Term Incentive Compensation Plan of TXU Corp., restated
                                                        effective as of May 20, 2002.

10(f)**        1-12833                10(f)       --    Annual Incentive Plan of the TXU Corp., restated effective
               Form 10-K                                as of August 17, 2001.
               (2001)

10(g)**        1-12833                10(g)       --    Split Dollar Life Insurance Program of TXU Corp., amended
               Form 10-K                                and restated effective as of August 17, 2001.
               (2001)

10(h)**        1-12833                10(g)       --    Description of Compensatory Arrangement with Derek Bonham.
               Form 10-K
               (1998)

10(i)**                                           --    Employment Agreement, dated December 3, 2002 between TXU
                                                        Corp. and Brian N. Dickie.

10(j)**                                           --    Employment Agreement, dated June 1, 2002 between TXU Corp.
                                                        and Erle Nye.

10(k)**        1-12833                10(l)       --    Employment Agreement, dated July 1, 2000 between TXU Corp.
               Form 10-K                                and Michael J. McNally.
               (2000)

10(l) **       1-12833                10(l)       --    Amendment to Employment Agreement, dated May 11, 2001
               Form 10-K                                between TXU Corp. and Michael J. McNally.
               (2001)

10(m) **                                          --    Employment Agreement, dated March 13, 2002 between TXU Corp.
                                                        and Eric H. Peterson.

10(n)          1-12833                10(b)       --    364 Day Competitive Advance and Revolving Credit Facility
               Form 10-Q                                Agreement, dated as of April 24, 2002 among TXU Energy,
               (Quarter ended March                     Oncor and US Holdings, Chase Manhattan Bank of Texas,
               31, 2002)                                National Association, as Administrative Agent, and certain banks listed therein and The Chase Manhattan Bank, as
                                                        Competitive Advance Facility Agent.

10(o)          1-12833                10(c)       --    Three-year Revolving Credit Agreement, dated as of May 1,
               Form 10-Q                                2002, among TXU Corp., Citibank, N.A., as Administrative
               (Quarter ended March                     Agent, and the financial institutions named therein.
               31, 2002)

10(p)          1-12833                10         --     Amendment, dated as of October 13, 2002, to the Three-year
               Form 8-K                                 Revolving Credit Agreement.
               (filed October 16,
               2002)

10(q)          1-12833                10(b)       --    $1,400,000,000 Five-Year Third Amended and Restated
               Form 10-Q                                Competitive Advance and Revolving Facility Agreement, dated
               (Quarter ended                           as of July 31, 2002, among TXU Holdings Company, JP Morgan
               June 30, 2002)                           Chase Bank, as Administrative Agent and Competitive Advance
                                                        Facility Agent, J.P. Morgan Securities, Inc., Bank of
                                                        America, N.A. and Citibank, N.A.


                Previously Filed*
               -------------------
                   With File            As
Exhibits            Number           Exhibit
--------       ------------------   --------
10(r)          333-100240             10(c)       --    Credit Agreement, dated December 20, 2002, among Oncor and
               (Pre-Effective                           certain banks listed therein, and Credit Suisse First
               Amendment No. 1)                         Boston, as Administrative Agent.

10(s)          333-100240             10(c)       --    Generation Interconnection Agreement, dated December 14,
                                                        2001, between Oncor and TXU Generation Company LP.

10(t)          333-100240             10(d)       --    Generation Interconnection Agreement, dated December 14,
                                                        2001, between Oncor and TXU Generation Company LP, for
                                                        itself and as Agent for TXU Big Brown Company LP, TXU
                                                        Mountain Creek Company LP, TXU Handley Company LP, TXU
                                                        Tradinghouse Company LP and TXU DeCordova Company LP
                                                        (Interconnection Agreement).

10(u)          333-100240             10(e)       --    Amendment to Interconnection Agreement, dated May 31, 2002.

10(v)          333-100240             10(f)       --    Standard Form Agreement between Oncor and Competitive
                                                        Retailer Regarding Terms and Conditions of Delivery of
                                                        Electric Power and Energy.

10(w)                                             --    Stipulation and Joint Application for Approval of Settlement
                                                        as approved by the PUC in Docket Nos. 21527 and 24892.

12                                                --    Computation of Ratio of Earnings to Fixed Charges, and Ratio
                                                        of Earnings to Combined Fixed Charges and Preference Dividends.

21                                                --    Subsidiaries of TXU Corp.

23(a)                                             --    Consent of Counsel to TXU Corp.

23(b)                                             --    Consent of Deloitte & Touche LLP, Independent Auditors' for
                                                        TXU Corp.

99(a)          33-55408               99(a)       --    Agreement, dated as of January 30, 1990, between TXU US
                                                        Holdings and Tex-La Electric Cooperative of Texas, Inc.

99(b)          33-23532               4(c)(i)     --    Trust Indenture, Security Agreement and Mortgage, dated as of December 1, 1987, as supplemented by Supplement No. 1
                                                        thereto dated as of May 1, 1988 among the Lessor, TXU US
                                                        Holdings and the Trustee.

99(c)          33-24089               4(c)-1      --    Supplement No. 2 to Trust Indenture, Security Agreement and
                                                        Mortgage, dated as of August 1, 1988.

99(d)          33-24089               4(e)-1      --    Supplement No. 3 to Trust Indenture, Security Agreement and
                                                        Mortgage, dated as of August 1, 1988.

99(e)          0-11442                99(c)       --    Supplement No. 4 to Trust Indenture, Security Agreement and
               Form 10-Q                                Mortgage, including form of Secured Facility Bond, 1993
               (Quarter ended June                      Series.
               30, 1993)

99(f)          33-23532               4(d)        --    Lease Agreement, dated as of December 1, 1987 between the
                                                        Lessor and TXU US Holdings as supplemented by Supplement No.
                                                        1 thereto dated as of May 20, 1988 between the Lessor and
                                                        TXU US Holdings.

99(g)          33-24089               4(f)        --    Lease Agreement Supplement No. 2, dated as of August 18,
                                                        1988.


                 Previously Filed*
               -------------------
                   With File            As
Exhibits            Number           Exhibit
--------       ------------------   --------
99(h)          33-24089               4(f)-1      --    Lease Agreement Supplement No. 3, dated as of August 25,
                                                        1988.

99(i)          33-63434               4(d)(iv)    --    Lease Agreement Supplement No. 4, dated as of December 1,
                                                        1988.

99(j)          33-63434               4(d)(v)     --    Lease Agreement Supplement No. 5, dated as of June 1, 1989.

99(k)          0-11442                99(d)       --    Lease Agreement Supplement No. 6, dated as of July 1, 1993.
               Form 10-Q
               (Quarter ended June
               30, 1993)

99(l)          33-23532               4(e)        --    Participation Agreement dated as of December 1, 1987, as
                                                        amended by a Consent to Amendment of the Participation
                                                        Agreement, dated as of May 20, 1988, each among the Lessor, the Trustee, the Owner Participant, certain banking
                                                        institutions, Capcorp, Inc. and TXU US Holdings.

99(m)          33-24089               4(g)        --    Consent to Amendment of the Participation Agreement, dated as of August 18, 1988.

99(n)          33-24089               4(g)-1      --    Supplement No. 1 to the Participation Agreement, dated as of
                                                        August 18, 1988.

99(o)          33-24089               4(g)-2      --    Supplement No. 2 to the Participation Agreement, dated as of
                                                        August 18, 1988.

99(p)          33-63434               4(e)(v)     --    Supplement No. 3 to the Participation Agreement, dated as of
                                                        December 1, 1988.

99(q)          0-11442                99(e)       --    Supplement No. 4 to the Participation Agreement, dated as of
               Form 10-Q                                June 17, 1993.
               (Quarter ended June
               30, 1993)

99(r)          0-11442                4(b)        --    Supplement No. 1, dated October 25, 1995, to Trust
               Form 10-Q                                Indenture, Security Agreement and Mortgage, dated as of
               (Quarter ended March                     December 1, 1989, among the Owner Trustee, TXU US Holdings
               31, 1996)                                and the Indenture Trustee.

99(s)          0-11442                4(c)        --    Supplement No. 1, dated October 19, 1995, to Amended and
               Form 10-Q                                Restated Participation Agreement, dated as of November 28,
               (Quarter ended March                     1989, among the Owner Trustee, The First National Bank of
               31, 1996)                                Chicago, As Original Indenture Trustee, the Indenture
                                                        Trustee, the Owner Participant, Mesquite Power Corporation
                                                        and TXU US Holdings.

99(t)          1-12833                99(bb)      --    Syndicated Facilities Agreement, dated February 24, 1999,
               Form 10-K                                among TXU Australia Holdings (Partnership) Limited
               (1998)                                   Partnership (the Partnership), certain of its Australia
                                                        affiliates (Borrowers) and The Bank of America
                                                        National Trust and Savings Association, Deutsche Australia
                                                        Limited, National Australia Bank Limited, Toronto Dominion
                                                        Australia Limited and the other Banks named therein (Banks).

99(u)          1-12833                99(cc)      --    Security Trust Deed, dated February 24, 1999, among the
               Form 10-K                                Partnership, the Borrowers, TXU Corp. and the Banks.
               (1998)




                 Previously Filed*
               -------------------
                   With File            As
Exhibits            Number           Exhibit
--------       ------------------   --------
99(v)                                             --    Chief Executive Officer Certificate.

99(w)                                             --    Chief Financial Officer Certificate.

---------------------------------
*        Incorporated herein by reference.

** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.