Form 10-K/A
period 2002-12-31
TXU CORP /TX/
filed 2003-03-28
CIK 1023291

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K/A

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                                     -- OR--

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             ------------------------------------------------
             Exact Name of Registrant as Specified in its Charter;
Commission   State of Incorporation; Address of Principal      I.R.S. Employer
File Number  Executive Offices; and Telephone Number         Identification No.
-----------  ----------------------------------------------- -----------------
1-12833                     TXU Corp.                           75-2669310
                       a Texas Corporation
                 Energy Plaza, 1601 Bryan Street
                      Dallas, TX 75201-3411
                         (214) 812-4600

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each
                                                         Exchange on
Registrant        Title of Each Class                    Which Registered
----------        -------------------                    ----------------
TXU Corp.        Common Stock, without par value,   New York Stock Exchange
                 and Preference Stock Purchase      The Chicago Stock Exchange
                 Rights                             The Pacific Exchange
                 Corporate Units                    New York Stock Exchange
                 Income Prides                      New York Stock Exchange

TXU Capital I,   7.25% Cumulative Trust             New York Stock Exchange
a subsidiary of  Preferred Capital Securities
TXU Corp.

TXU Capital II,  8.70% Trust Originated             New York Stock Exchange
a subsidiary of  Preferred Securities
TXU Corp.

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                   --   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes X No
                                                           --   ---

Aggregate market value of TXU Corp. Common Stock held by non-affiliates, based on the last reported sale price on the NYSE composite tape on June 28, 2002, the last trading date of the registrant's most recently completed second fiscal quarter: $14,297,623,496

Common Stock outstanding at March 5, 2003: 322,141,937 shares, without par value
                       ------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission on or about April 3, 2003, are incorporated by reference into Part III of this report.
                       -----------------------------------
-------------------------------------------------------------------------------

                                EXPLANATORY NOTE

This Form 10-K/A supplements Item 15. "Exhibits, Financial Statement Schedules and Reports on Form 8-K" contained in the Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K") filed by TXU Corp. on March 12, 2003, to include the audited financial statements of Pinnacle One Partners, L.P. (Pinnacle), a telecommunications joint venture in which TXU Corp. has a 50% voting interest, which were not available at the time of filing the 2002 Form 10-K and which are permitted to be filed by amendment pursuant to the provisions of Regulation S-X. Item 15 is the only portion of the 2002 Form 10-K being supplemented or amended by this Form 10-K/A.


As noted in Management's Discussion and Analysis of Financial Condition and Results of Operations under "Off Balance Sheet Arrangements" in the 2002 Form 10-K, for the year ended December 31, 2002, Pinnacle was an unconsolidated entity, the financial statements of which are required to be filed pursuant to the provisions of Rule 3-09 of Regulation S-X, such requirement arising because of the significance of financial results related to Pinnacle as compared to TXU Corp.'s consolidated financial results for the 2002 period.



                                TABLE OF CONTENTS
                                                                                              Page
                                                                                              ----
Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

     (a)  Documents filed as part of this Report -

          Audited financial statements of Pinnacle One Partners, L.P. and subsidiaries as of December 31, 2002 :
             Independent Auditors' Report ...............................................      1
             Consolidated Statements of Operations and Comprehensive Loss ...............      2
             Consolidated Balance Sheets ................................................      3
             Consolidated Statements of Partners' Capital (Deficit) .....................      5
             Consolidated Statements of Cash Flows ......................................      6
             Notes to Consolidated Financial Statements .................................      7

(b)      Reports on Form 8-K:  None

(c)      Exhibits
            Exhibit 23 - Consent of Deloitte & Touche LLP, Independent Auditors

INDEPENDENT AUDITORS' REPORT

To the Partners of
Pinnacle One Partners, L.P.
Irving, Texas

We have audited the accompanying consolidated balance sheets of Pinnacle One Partners, L.P. and subsidiaries ("Pinnacle") as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, partners' capital (deficit), and cash flows for the years ended December 31, 2002 and 2001, and the period from May 23, 2000 (date of inception) to December 31, 2000. These consolidated financial statements are the responsibility of Pinnacle's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacle One Partners, L.P. and subsidiaries at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and the period from May 23, 2000 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, Pinnacle changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".



DELOITTE & TOUCHE LLP

Dallas, Texas
March 21, 2003

                    PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                               From Date
                                                                                              of Inception
                                                                        December 31,          (May 23, 2000)
                                                                   ----------------------     to December 31,
                                                                      2002           2001            2000
                                                                      ----           ----            ----
                                                                            Thousands of Dollars

Operating revenues.........................................        $214,709       $207,451      $  67,930
                                                                   --------       --------      ---------

Operating costs and expenses
   Network operating costs.................................          76,891         95,663          29,901
   Selling, general and administrative expenses ...........         109,956         89,330          32,129
   Depreciation and amortization...........................          40,990         50,177          17,145
   Goodwill impairment charge..............................          18,000              -               -
   Asset impairment and restructuring charges..............         101,390              -               -
                                                                  ---------       --------       ---------
                                                                                        -
         Total operating costs and expenses................         347,227        235,170          79,175
                                                                  ---------       --------       ---------

Operating loss.............................................       (132,518)        (27,719)        (11,245)

Other income (expense):
   Interest income.........................................          12,702         17,722           7,962
   Interest expense........................................         (79,397)       (83,593)        (36,345)
   Preferred return to Zenith .............................         (24,000)       (24,000)         (6,000)
   Amortization of debt discount...........................          (5,302)        (5,406)         (2,014)
   Allowance for funds used during construction............             179            572             368
   Gain on sale of property and investments................             558          6,158           9,511
   Partnership income......................................           2,332          3,151           1,868
   Minority interest.......................................           8,048            507             (65)
   Other income (expense) - net............................             489            103            (383)
                                                                  ---------      ---------      ----------
         Total other expense...............................         (84,391)       (84,786)        (25,098)
                                                                  ---------      ---------      ----------

Loss before income taxes...................................        (216,909)      (112,505)        (36,343)
Income tax (benefit) expense ..............................         (38,261)        (6,304)            339
                                                                  ---------      ---------      ----------

Net loss ..................................................        (178,648)      (106,201)        (36,682)

Other comprehensive (loss) income, net of tax-
   Minimum pension liability adjustment....................          (6,028)            -               -
   Unrealized (loss) gain on marketable equity securities..            (136)          169               36
                                                                  ---------      --------        ---------

Comprehensive loss.........................................       $(184,812)     $(106,032)      $ (36,646)
                                                                  =========      =========       =========


See Notes to Consolidated Financial Statements.

                  PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                             December 31,
                                                                                   -----------------------------
                                                                                       2002                2001
                                                                                       ----                ----
                                                                                          Thousands of  Dollars


                                     ASSETS
Current assets
   Cash and cash equivalents....................................                    $12,427            $   3,416
   Accounts receivable - net of allowance of
       $4,817 in 2002 and $2,759 in 2001........................                     18,825               30,374
   Short-term investments.......................................                        125                  105
   Prepaid federal income taxes.................................                      6,615                1,951
   Accounts receivable - affiliates.............................                      3,995                5,821
   Materials and supplies.......................................                      2,379                4,899
   Deferred income taxes........................................                     34,145                1,709
   Assets held for sale.........................................                      8,030                    -
   Other current assets.........................................                      3,116                1,811
                                                                                   --------           ----------
         Total current assets...................................                     89,657               50,086
                                                                                   --------           ----------

Noncurrent assets
   Investments..................................................                    212,982              292,806
   Goodwill.....................................................                    317,536              335,536
   Unamortized debt expense.....................................                      8,837               14,139
   Prepaid pension cost.........................................                      3,669                7,448
   Deferred income tax assets...................................                     15,709               15,672
   Other noncurrent assets......................................                        771                    -
                                                                                   --------           ----------
         Total noncurrent assets................................                    559,504              665,601
                                                                                   --------           ----------

Property, plant & equipment
   Plant in service.............................................                    326,243              414,364
   Plant under construction.....................................                      5,249               34,851
                                                                                   --------           ----------
         Total property, plant and equipment....................                    331,492              449,215

   Less: accumulated depreciation...............................                     90,700               85,816
                                                                                   --------           ----------
         Total property, plant and equipment - net..............                    240,792              363,399
                                                                                   --------           ----------

Total assets....................................................                   $889,953           $1,079,086
                                                                                   ========           ==========


See Notes to Consolidated Financial Statements.

                  PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                      ----------------------
                                                                                       2002             2001
                                                                                       ----             ----
                                                                                        Thousands of Dollars

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------
Current liabilities
   Accounts payable.............................................                    $ 14,043          $   24,914
   Accounts payable-affiliates..................................                         352               4,484
   Advance billings.............................................                       3,438               4,154
   Customer deposits............................................                         788                 843
   Current maturities of long-term debt.........................                       2,999               3,041
   Accrued expenses.............................................                      18,259              11,845
   Accrued interest.............................................                      39,201              35,821
   Liabilities related to assets held for sale..................                       2,661                   -
   Other current liabilities....................................                           -               2,015
                                                                                   ---------          ----------
                Total current liabilities.......................                      81,741              87,117
                                                                                   ---------          ----------

Long-term debt..................................................                     973,203             979,804
                                                                                   ---------          ----------

Other liabilities & deferred credits
   Accrued pension and postretirement benefits..................                      28,072               16,663
   Deferred federal income tax..................................                      39,458               41,521
   Deferred franchise tax - net.................................                           -                3,611
   Other deferred credits and liabilities.......................                       5,145                2,178
   Regulatory liabilities.......................................                       8,807                9,567
                                                                                   ---------           ----------
              Total other liabilities & deferred credits........                      81,482               73,540
                                                                                   ---------           ----------
Total liabilities...............................................                   1,136,426            1,140,461
                                                                                   ---------           ----------

Minority interest...............................................                       1,224                9,272
                                                                                   ---------           ----------

Partners' capital (deficit)
   Class A LP....................................................                          -               75,768
   Class B LP....................................................                   (241,606)            (147,381)
   GP............................................................                       (132)                 761
   Accumulated other comprehensive (loss) income.................                     (5,959)                 205
                                                                                   ---------           ----------
             Total partners' capital (deficit)...................                   (247,697)             (70,647)
                                                                                   ---------           -----------
Total liabilities and partners' capital (deficit) ...............                  $ 889,953           $1,079,086
                                                                                   =========           ==========


See Notes to Consolidated Financial Statements.

                  PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

                                                                                          Other Comprehensive Income
                                                                                         ---------------------------
                                                     Limited Partners    General Partner
                                                    ----------------    --------------- Unrealized  Unrealized     Total
                                             Class A LP     Class B LP   Pinnacle One     Holding    Pension  Partners' Capital
                                            Zenith Trust  TXU Investment      GP        Gain (Loss)    Loss       (Deficit)
                                            ------------  --------------  ----------    ----------     ----       ---------
                                                                           Thousands  of  Dollars

Balance, January 1, 2000................     $      -     $        -       $    -         $   -       $    -    $      -
  Capital contributions from partners...      149,250        496,240         1,500            -            -     646,990
  Distributions.........................            -       (598,984)                         -            -    (598,984)
  Transaction expenses..................       (2,398)        (2,398)          (24)           -            -      (4,820)
  Net loss..............................      (18,249)       (18,249)         (184)           -            -     (36,682)
  Unrealized gain on investments........            -               -            -           36            -          36
                                             --------       --------        ------         ----       ------   ---------
Balance at December 31, 2000............      128,603       (123,391)        1,292           36            -       6,540
  Capital contributions from partners               -         28,845             -            -            -      28,845
  Net loss..............................      (52,835)       (52,835)         (531)           -            -    (106,201)
  Unrealized gain on investments........            -              -             -          169            -         169
                                             --------       --------        ------         ----       ------   ---------
Balance at December 31, 2001............       75,768       (147,381)          761          205            -     (70,647)
  Net loss..............................      (75,768)      (101,987)         (893)           -            -    (178,648)
  Capital contributions.................            -          7,762             -            -            -       7,762
  Minimum pension liability adjustment..            -              -             -            -       (6,028)     (6,028)
  Unrealized loss on investments........            -              -             -         (136)           -        (136)
                                             --------      ---------       -------       ------      -------   ---------
Balance at December 31, 2002............     $      -      $(241,606)      $  (132)       $  69      $(6,028)  $(247,697)
                                             ========      =========       =======       =======     ======    =========


See Notes to Consolidated Financial Statements.

                  PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       From Date
                                                                                                      of Inception
                                                                       Year Ended December 31,        (May 23, 2000)
                                                                       ----------------------          to December 31,
                                                                          2002            2001              2000
                                                                          ----            ----              ----
                                                                                    Thousands of Dollars

Net loss .........................................................     $(178,648)      $(106,201)        $(36,682)
Adjustments to reconcile net loss to cash (used in)
provided by operating activities:
     Deferred income tax..........................................       (38,908)         (9,368)            2,910
     Depreciation and amortization................................        46,292          55,583            17,145
     Gain on disposition of property..............................          (558)         (6,158)           (9,123)
     Realized gain on marketable equity securities ...............             -               -              (388)
     Provision for postretirement benefit.........................         9,160             838                 -
     Long-lived asset impairments.................................        99,321               -                 -
     Restructuring charges .......................................         2,069               -                 -
     Goodwill impairment..........................................        18,000               -                 -
     Partnership income...........................................        (2,332)         (3,151)           (1,868)
     Allowance for funds used during construction.................          (179)           (572)             (368)
     Minority interest in net loss of subsidiary..................        (8,048)           (507)               65
     Provision for bad debt losses................................        10,200           3,981               891
Changes in operating assets and liabilities:
     Accounts receivable..........................................         3,175          (5,323)          (10,557)
     Inventories..................................................         2,520           3,048             1,935
     Prepaid federal income tax...................................        (4,664)         12,299           (10,664)
     Other assets.................................................        (2,075)          2,688             1,036
     Accounts payable.............................................       (15,003)        (14,543)           38,844
     Accrued expenses and other liabilities ......................        12,637          (1,383)           41,358
     Other - net .................................................         (232)          (2,839)              790
                                                                        -------         --------          --------
        Net cash (used in) provided by operating activities.......      (47,273)         (71,608)           35,324
                                                                        -------         --------          --------
Investing activities
    Capital expenditures..........................................      (27,374)         (66,976)          (59,235)
    Cash and business assets purchased............................            -           (2,467)                -
    Capital contribution  to Fibernet ............................            -                -              (810)
    Proceeds from sale-leaseback transaction .....................        4,814                -                 -
    Proceeds from sale of investments.............................          998              188                 -
    Proceeds from securities......................................       81,199           77,351          (336,084)
    Proceeds from sale of assets..................................          290            9,309            11,743
                                                                        -------         --------          --------
        Net cash provided by (used in) investing activities........      59,927           17,405          (384,386)
                                                                        -------         --------          --------
Financing activities
    Capital contributions.........................................        7,762           28,845           193,333
    Contributions from minority interest members..................            -            2,479                 -
    Distributions to partners ....................................            -                -          (598,984)
    Net borrowings (repayments) under credit facility.............       23,319           40,620           (19,003)
    Debt finance and transaction fees ............................            -                -           (24,408)
    Proceeds from notes ..........................................            -                -           810,000
    Repayment of notes............................................      (34,724)         (24,619)           (1,582)
                                                                       --------         --------          --------
        Net cash (used in) provided by financialactivities........       (3,643)          47,325           359,356
                                                                       --------         --------          --------
Increase (decrease) in cash and cash equivalents..................        9,011           (6,878)           10,294
Cash and cash equivalents - beginning.............................        3,416           10,294                 -
                                                                       --------         --------          --------
Cash and cash equivalents - ending................................     $ 12,427         $  3,416          $ 10,294
                                                                       ========         ========          ========
Supplemental cash flow information:
   Interest paid.................................................      $ 79,023         $113,445          $  4,391
   Taxes paid....................................................      $   (153)        $ (1,333)         $  7,433
   Noncash capital leases .......................................      $  4,761         $      -          $      -
   Noncash - Book value of assets contributed - net .............      $      -         $      -          $453,657


See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Pinnacle One Partners, L.P. ("Pinnacle") is a partnership formed in May 2000 (date of inception) that owns 100% of TXU Communications Ventures Company ("TXU Com"). TXU Corp. ("TXU Corp.") and Zenith Telecom Trust ("Zenith") each own, directly or indirectly, a 49.75% limited partnership interest in Pinnacle. Pinnacle One GP, LLC, the general partner, in which both TXU Corp. and Zenith own a 50% interest, holds a 0.5% general partnership interest in Pinnacle. In May 2000, TXU Corp. acquired all of the outstanding stock of Fort Bend Communication Companies, Inc. ("FBCC") for approximately $161 million in cash and accounted for the acquisition as a purchase business combination. Subsequently, TXU Corp. contributed the stock of FBCC and each of the subsidiaries of TXU Communications Company at their carrying value to Pinnacle, for $600 million in cash and a 50% voting interest in Pinnacle. Zenith contributed $150 million in cash for the remaining 50% voting interest.
The Pinnancle agreement provides for a preferred return to Zenith through August of 2004. The agreement provides that this preferred return represents a return on invested capital to be borne by Pinnacle.(See Note 8.)

Principles of Consolidation - The consolidated financial statements include the accounts of Pinnacle and its wholly-owned subsidiaries, Pinnacle One Overfund Trust ("Overfund Trust"), TXU Com, TXU Communications Services Company ("Services"), TXU Communications Telephone Company ("Telephone"), TXU Communications Telecom Services Company ("Telecom"), TXU Communications Transport Company ("Transport"), Fort Bend Telephone Company ("FB Telephone"), Fort Bend Long Distance Company ("FBLD"), Fort Bend Wireless Company ("FB Wireless"), Telcon, Inc. ("Telcon"), and FBCIP, Inc. ("FBCIP"). Transport includes East Texas Fiber Line, Inc. ("ETFL"), a 63% owned affiliate. Also included is Fort Bend Cellular, Inc. ("FB Cellular"), a wholly owned subsidiary of FB Telephone. All material intercompany balances and transactions have been eliminated in consolidation.

Description of Business - TXU Com is the parent company to Services, Telephone, Telecom, Transport, FB Telephone, FBLD, FB Wireless, Telcon and FBCIP. Pinnacle has no employees.

Telephone is an incumbent local exchange carrier providing regulated telephone services to its customers in East Texas. It has 16 exchanges, which serve approximately 123,000 access lines in Conroe and Lufkin. Telephone also provides access services to a number of interexchange carriers who provide long distance services. During 2002, approximately 51% of its revenues were derived from local and long distance services and other end-user customer charges. During 2002, approximately 18% of Telephone revenues were derived from access charges to interexchange carriers. The remaining revenues consist primarily of subsidies, directory advertising and billing and collections.

FB Telephone is an incumbent local exchange carrier providing regulated telephone services to its customers in Southeast Texas. FB Telephone has five exchanges, which serve more than 46,000 access lines in the Houston area. It also provides access services to a number of interexchange carriers who provide long distance services. During 2002, approximately 51% of its revenues were derived from local and long distance services and other end-user customer charges. During 2002, approximately 19% of FB Telephone revenues were derived from access charges to interexchange carriers. The remaining revenues consist primarily of subsidies, directory advertising and billing and collections.

Telecom and FB LD provide competitive local exchange service to more than 26,000 access lines in Texas with a primary focus on business customers. Other services provided include interexchange long distance service, Internet access, web hosting service and communication equipment sales and service. Subsequent to year end 2002, the majority of the assets of these companies were sold (see Note 16 - Subsequent Events).

Transport operates fiber cable systems in Texas, which offer communications access and transport services to interexchange carriers, wireless telephone companies, and other major communications customers.

ETFL is a communications transport facility provider, owning and operating approximately 1,200 miles of fiber optic cable.

Telcon and Services provide information management, human resources, accounting, executive, and other administrative services to TXU Com affiliate companies.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FB Cellular, FB Wireless, and FBCIP had no significant activity during the year ended December 31, 2002 and 2001.


Use of Estimates - The preparation of Pinnacle's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts disclosed in the consolidated financial statements. Due to the prospective nature of estimates, actual results could differ.

Accounting and Regulatory Guidelines - Telephone and FB Telephone are FCC Class B companies; however, their account structure currently meets the more detailed requirements of a Class A company, as prescribed in Part 32-Uniform System of Accounts for Class A Telephone companies as promulgated by the Federal Communications Commission ("FCC") with additional guidance and interpretations from the Public Utility Commission of Texas ("Commission"). This regulated telephone operation is subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 establishes GAAP for enterprises whose regulators have the power to approve and/or regulate the rates that companies may charge for services or products. SFAS No. 71 also establishes GAAP for a regulated enterprise, including the establishment of GAAP for the capitalization of allowable costs. Costs that are not allowable under the regulatory process are generally expensed as incurred. Telephone and FB Telephone are subject to regulation by the Commission for intrastate ratemaking purposes, which includes rates for basic local services, intraLATA toll services and access services for the origination and termination of in-state long-distance calls. Telephone and FB Telephone initially filed for Chapter 59 alternative regulation on August 18, 1997 and May 12, 2000, respectively. This differs from traditional rate of return regulation in that prices are capped for the initial period of election, which is six years. Both companies have the option to renew this alternative regulation election every two years after the initial election period has expired. For interstate services, access charges, and other matters, both companies are subject to the jurisdiction of the FCC. Telephone and FB Telephone have both elected to remain under rate base rate of return regulation for interstate services. To this end, they participate in the Carrier Common Line ("CCL") Pool administered by the National Exchange Carrier Association ("NECA") and file annual tariffs for traffic-sensitive services. Both companies also receive various federal and state Universal Service Fund ("USF") monies to subsidize cost of service.

Property, Plant, Equipment and Depreciation - Property, plant and equipment are stated at historical cost. Allowance for funds used during construction ("AFUDC") is a regulatory cost accounting procedure whereby amounts based upon interest charges on borrowed funds and a return on equity capital used to finance construction are added to telecommunications plant cost. Depreciation is computed generally on the straight-line method (see Note 2 for the average asset lives).

Cash Equivalents - Cash equivalents are short-term, highly liquid investments readily convertible to known amounts of cash and which are so near maturity, generally 30 days, that there is no significant risk of changes in value resulting from changes in market interest rates.

Investments - Investments in equity securities that have readily determinable fair values are categorized as available-for-sale securities and are carried at fair value. The unrealized gains or losses on securities classified as available-for-sale are included as a separate component of partners' capital. Pinnacle uses the equity method of accounting for investments where the ability to exercise significant influence over such entities exists. Other investments that do not have readily determinable fair market values are carried at cost.

Goodwill - Amounts paid for assets of other companies in excess of fair value are charged to goodwill. Goodwill was amortized over its useful life, normally 15 to 40 years.

SFAS No. 142, "Goodwill and Other Intangible Assets", became effective for Pinnacle on January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units, and the discontinuance of goodwill amortization. The amortization of Pinnacle's goodwill ($13.6 million in 2001) ceased effective January 1, 2002.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, SFAS No. 142 required completion of a transitional goodwill impairment test within six months from the date of adoption. It established a new method of testing goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Pinnacle completed the transitional impairment test in the second quarter of 2002, the results of which indicated no impairment of goodwill at that time. An impairment resulted from the additional evaluation performed using a discounted cash flow methodology in 2002 as of October 1, which has been selected as the annual impairment test date. In the fourth quarter of 2002, TXU Com recorded a goodwill impairment charge of $18 million.

Changes in the carrying amount of goodwill for the period December 31, 2001 to December 31, 2002 is summarized as follows (in thousands):


Balance, December 31, 2001                         $ 335,536
Less impairment                                       18,000
                                                  ----------
Balance, December 31, 2002                         $ 317,536
                                                  ==========

At December 31, 2002 and 2001, goodwill was stated net of accumulated amortization of $24.3 million.

The table below reflects what reported net income would have been in the 2001 and 2000 periods, exclusive of goodwill amortization expense recognized for consolidated entities in those periods compared to the 2002 period (in thousands):

                                           2002         2001         2000
                                           ----         ----         ----

Reported net loss ..................... $(178,648)   $(106,201)    $(36,682)
Add back  goodwill amortization........        -        13,580        5,578
                                         --------    ---------     --------
Adjusted net loss...................... $(178,648)   $ (92,621)    $(31,104)
                                        =========    =========     ========

Materials and Supplies - Inventories of materials and supplies are valued at the lower of cost or market. Cost is determined by a moving weighted average method.

Indefeasible Rights of Use ("IRU") - Both ETFL and Transport have entered into several agreements that entitle Pinnacle to a long-term lease or an IRU of local and long-haul dark fiber of another party. Generally each agreement requires each company to pay an aggregate price consisting of an initial payment, followed by installments during the construction period based upon achieving certain milestones (e.g., commencement of construction, conduit installation and fiber installation). The final payment for each segment will be made at the time of acceptance.

Additionally, ETFL and Transport have entered into several agreements that entitle another party to a long-term lease or an IRU of certain local and long-haul dark fiber of Pinnacle. If the agreement is classified as a service agreement, revenues are recognized ratably over the life of the lease. If an exchange of similar fiber has occurred with another transport provider with similar fiber, no gain or loss is recognized on the like-kind exchange.

Pension and Postretirement Benefits - Pension benefits are provided for substantially all employees of TXU Com. TXU Com generally funds the pension plan to the extent that contributions are deductible for federal income tax purposes. TXU Com also has deferred compensation agreements with the former board of directors and certain key employees. Postretirement benefits expense is accrued on a current basis using actuarially determined cost estimates. In addition, employees may become eligible for certain health care and life insurance benefits after retirement.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Income Taxes and Deferred Credits - Pinnacle is a non-taxable entity for which applicable income taxes are the responsibility of the partners. TXU Com is subject to both federal and state income taxes. Subsequent to August 11, 2000, TXU Com and its subsidiaries file a separate consolidated federal income tax return from TXU Corp. Prior to August 11, 2000, TXU Com and its subsidiaries were included in the consolidated federal income tax return of TXU Corp. ETFL files a separate federal income tax return. Federal income tax expense or benefit is allocated to each subsidiary based on separately determined taxable income or loss.

Income taxes are provided based on taxable income or loss as reported for financial statement purposes. The provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes. Investment tax credits ("ITC") used to offset income tax for tax reporting purposes are deferred and amortized over the lives of the related assets for financial reporting.

Deferred federal income taxes are provided for the temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. TXU Com would record a valuation allowance related to its deferred income tax assets when, in the opinion of management, it is more likely than not that deferred tax assets would not be realized.

TXU Com has recorded a regulatory liability to recognize the cumulative effects of anticipated rate making activities. For financial statement purposes, deferred ITC and excess deferred federal income taxes related to depreciation of regulated assets are being amortized as a reduction of the provision for income taxes over the estimated useful or remaining lives of the related property, plant and equipment.

ETFL had no current or deferred federal income taxes at December 31, 2002, 2001 and 2000.

Revenue Recognition - Revenues are generally recognized and earned when evidence of an arrangement exists, service has been rendered and collectibility is reasonably assured. Local telephone service revenue is recorded based on tariffed rates. Telephone network access and long-distance service revenues are derived from access and toll charges and settlement arrangements. Revenues on billings to customers for services in advance of providing such services are deferred and recognized when earned.

Reclassification - Certain reclassifications have been made in the prior year financial statements to conform to the 2002 presentation.

Recent Accounting Pronouncements - SFAS No. 143, "Accounting for Asset Retirement Obligations," became effective on January 1, 2003. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded beginning in 2003, the entity will capitalize the net present value of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted each period, and the capitalized cost is depreciated over the useful life of the related asset. Pinnacle does not believe there will be any material impact on its consolidated financial statements from the adoption of this standard.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective on January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Pinnacle recognized impairment charges of $90.9 million for the year ended December 31, 2002 (see Note 13 - Impairment and Restructuring Charges).

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002 and became effective on January 1, 2003. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value.

Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
                                       10

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FIN No. 34" was issued in November 2002 and became effective for disclosures made in December 31, 2002, financial statements. The interpretation requires expanded disclosures of guarantees. In addition, the interpretation requires recording the fair value of guarantees upon issuance or modification after January 1, 2003. While Pinnacle has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees do not represent significant commitments or contingent liabilities related to the indebtedness of others.

FIN No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. FIN No. 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. This guidance will be effective for the quarter ending September 30, 2003.

For accounting standards not yet adopted or implemented, Pinnacle is evaluating the potential impact on its financial position and results of operations.

2.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:


                                                      December 31,                Estimated
                                                 2002              2001          Useful Life
                                                 ----              ----          -----------
                                                  Thousands of Dollars


   Land..............................           $ 4,433           $ 4,611
   Buildings.........................            24,938            22,372            15-35 years
   Telephone plant...................           242,934           333,250             5-30 years
   Furniture and office equipment....            45,420            44,058             5-17 years
   Automotive and other equipment ...             8,518            10,073              3-7 years
   Construction in progress..........             5,249            34,851
                                          ---------------    ------------------
                                                331,492           449,215
   Less: accumulated depreciation....            90,700            85,816
                                          ---------------    ------------------
                                               $240,792          $363,399
                                          ===============    ==================


Substantially all of FB Telephone's property, plant and equipment totaling $57.1 million is pledged as security for the long-term debt to CoBank ACB ("CoBank").

Depreciation expense was $40.8 million and $36.5 million for the years ended December 31, 2002 and 2001, respectively, and from the date of inception to December 31, 2000 was $11.4 million.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                                 December 31,
                                                                               ------------------
                                                                               2002          2001
                                                                               ----          ----
                                                                               Thousands of Dollars

 Senior secured notes (8.83% interest paid semi-annually, due 2004)......     $810,000     $810,000
 TXU Corp. revolving credit facility.....................................      144,066      151,678
 CoBank mortgage notes (8.15% interest paid monthly).....................            -        1,250
 CoBank mortgage notes (7.27% to 8.75% paid monthly, due 2013)...........       18,071       19,715
 GE capital leases  .....................................................        4,009            -
 Debentures payable (8.5% due in annual installments of $148)............           56          202
                                                                              --------     --------
 Subtotal................................................................      976,202      982,845
 Less current maturities.................................................        2,999        3,041
                                                                              --------     --------
       Total long-term debt..............................................     $973,203     $979,804
                                                                              ========     ========

In August 2000, in connection with its formation, Pinnacle issued $810 million of 8.83% senior secured notes due August 15, 2004. The notes are secured by all of Pinnacle's assets, including its shares of TXU Com. Total proceeds (net of transaction costs), including $150 million received from Zenith, were used by Pinnacle to make a $600 million cash distribution to TXU Corp., in exchange for TXU Corp.'s contribution of the stock of its telecommunications subsidiaries to Pinnacle, and fund the Overfund Trust in the amount of $336 million. The Overfund Trust used the cash to invest in TXU Corp. debt securities. These trust assets, including principal and related interest earned, are being used to pay interest on the senior secured notes and the investment yield amounts to Zenith. (See Note 8.)

TXU Corp. provides a $200 million revolving credit facility (the "Revolver") to TXU Com that expires in 2004. Interest is payable by TXU Com at a rate equal to the London Interbank Offering Rate ("LIBOR") plus 1.5%, in effect as of the beginning of each credit facility advance. The interest rate of each advance is calculated for one-, two-, three-, or six-month periods, as elected by TXU Com, at the end of which the interest rate is reset to the current LIBOR rate plus 1.5%. The weighted average rate on the December 31, 2002 balance outstanding was 2.92%. Principal is payable at the end of the Revolver's four-year term and may be prepaid at any time without penalty. At December 31, 2002, $55.9 million was available for borrowing. TXU Com may borrow under the Revolver only to the extent its projected cash requirements for any month exceed its projected cash flows for such month.

Capital contributions to TXU Com came from TXU Investment Company, a subsidiary of TXU Corp., in the amount of 35% of TXU Com's budgeted capital spending. The contributions, usually due on the first day of each month, were used to pay down the Revolver. For the year ended December 31, 2002, TXU Investment Company made capital contributions to TXU COM in the amount of $7.8 million. In light of TXU COM's significant capital expenditure reductions from planned amounts, TXU Investment Company has notified TXU COM that it is re-evaluating the need to continue these capital contributions.

In October 2002, the 8.15% CoBank mortgage notes were retired. The long-term debt agreements on the remaining CoBank mortgage notes contain restrictions on the payment of dividends. The restrictions are related, in general, to FB Telephone's adjusted net worth and assets as defined in the loan agreements and the restrictions on investment in affiliates. In addition, the mortgage notes contain a principal pre-payment penalty. As of December 31, 2002, FB Telephone was in compliance with the mortgage loan covenants with CoBank.

The GE Capital Lease obligation amount results from the two Master Lease Agreements with General Electric Capital Corporation ("GE") which are described below (see Note 7 - Capital Leases).

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled principal maturities on long-term debt subsequent to December 31, 2002 are as follows:



       2003............................................          $    2,999
       2004...........................................              956,281
       2005...........................................                2,595
       2006...........................................                2,653
       2007............................................               1,817
       Thereafter.....................................                9,857
                                                                  ---------
             Total....................................             $976,202
                                                                   ========


4.  FEDERAL INCOME TAXES

   The income tax (benefit) expense consists of the following:


                                                                                  From Date of
                                                            Year Ended              Inception
                                                           December 31,          (May 23,2000) to
                                                       ---------------------        December 31,
                                                        2002            2001            2000
                                                        ----            ----            ----
                                                                  Thousands of Dollars
Current:
  U.S. federal.........................              $ (3,018)        $(1,951)        $(3,172)
  State................................                  (214)             83             909
Deferred:..............................
  U.S. federal.........................               (31,819)         (3,611)          2,706
  State................................                (2,766)           (310)            204
Amortization of investment tax
credit.................................                  (231)           (301)            (55)
Amortization of excess deferred
taxes..................................                  (213)           (214)           (253)
                                                     --------         -------          ------
Income tax (benefit) expense...........              $(38,261)        $(6,304)         $  339
                                                     ========         =======          ======

The income tax (benefit) expense differs from amounts computed at statutory rates primarily because of amortization of nondeductible goodwill and the amortization of excess deferred federal income taxes and investment tax credits. The following is a reconciliation of the income tax (benefit) expense reported on the consolidated statements of operations:

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     From Date of
                                                                       Year Ended                      Inception
                                                                       December 31,                (May 23,2000) to
                                                                --------------------------           December 31,
                                                                2002                  2001                2000
                                                                ----                  ----                ----
                                                                    Thousands of Dollars
   Income tax benefit at US federal  statutory
     rate......................................             $(44,809)               $(10,101)            $(1,876)
   State income tax (benefit) expense..........               (3,841)                   (355)                909
   State income tax refunds ...................                 (866)                      -                   -
   Goodwill amortization.......................                    -                   4,752               1,799
   Goodwill impairment ........................                6,300                       -                   -
   Minority interest ..........................               (2,817)                   (177)                 19
   Amortization of investment tax credit.......                 (231)                   (301)                (55)
   Amortization of excess deferred taxes.......                 (214)                   (214)               (253)
   Increase (decrease) in valuation
     allowance.................................                9,080                    (270)                  -
   Other.......................................                 (863)                    362                (204)
                                                            --------                  ------             -------
   Income tax (benefit) expense................             $(38,261)                $(6,304)            $   339
                                                            ========                 =======             =======

Deferred income taxes reflect the net tax effects of deductible temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising Pinnacle's net deferred income taxes consist of the following:

                                                                     December 31,
                                                                ----------------------
                                                                  2002            2001
                                                                  ----            ----
                                                                Thousands of Dollars
Deferred tax assets
  Net operating losses ....................................    $19,437         $  6,450
  Allowance for uncollectible accounts receivable .........      1,831            1,049
  Accrued vacations .......................................        939              660
  Postretirement benefits .................................     12,496            7,255
  Long-lived asset impairment .............................     31,375                -
  Deferred franchise tax ..................................      1,666            1,680
  Regulatory assets .......................................         (2)           1,102
  Other ...................................................        131              106
    Total deferred assets .................................    -------         --------
                                                               $67,873         $ 18,302
                                                               =======         ========

The net deferred tax liability is classified on the balance sheet as follows:

Deferred tax liabilities
  Franchise tax ..........................................     $(3,600)       $(3,434)
  Partnership investment .................................      (1,151)        (1,481)
  Basis in investment ....................................      (1,632)        (1,632)
  Depreciation ...........................................     (42,004)       (39,496)
    Total deferred liabilities ...........................     -------       --------
                                                              $(48,387)      $(46,043)
                                                              ========       ========
  Valuation allowance ....................................      (9,090)           (10)
                                                              --------       --------
  Net deferred tax asset (liability) .....................    $ 10,396       $(27,751)
                                                              ========       ========

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to an amended federal income tax return that was filed for the year ended December 31, 2000, TXU Com was able to carry-back net operating losses ("NOL") originating in 2000 to request a refund of taxes previously paid. Anticipated refunds from the amended return and the NOL carry-back are approximately $1.3 million.


On March 9, 2002, new tax legislation was enacted which extends the carry-back period for NOL from two to five years for NOL originating in tax years ending in either 2002 or 2001. As a result of this change, TXU Com anticipates that it will be able to utilize NOL originating in 2002 and 2001 to request a refund of taxes previously paid in the amount of approximately $5.3 million.

ETFL, a non-consolidated subsidiary for federal income tax return purposes, has NOL carry-forwards of approximately $7.2 million to offset against future taxable income. The NOLs expire from 2007 to 2022.

TXU Com and its subsidiaries, which file a consolidated federal income tax return, have NOL carry-forwards of approximately $43 million to offset against future taxable income. The NOL may be carried forward for 20 years and will expire from 2020 to 2022, if not utilized.

5.  POSTRETIREMENT BENEFIT PLANS

Pension Plan

TXU Com provides pension benefits through the TXU Communications Retirement Plan ("Retirement Plan"), the TXU Communications Supplemental Retirement Plan ("Supplemental Plan") and the TXU Communications Deferred Compensation Plan for Emerging Businesses ("Deferred Compensation Plan").


The Retirement Plan is a noncontributory defined benefit plan that provides benefits to substantially all employees. Benefit provisions are subject to collective bargaining. TXU Com's funding policy for this plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws. Employees who became participants prior to January 1, 2002 earn benefits based on their length of service and final average pay. Employees who become participants on or after January 1, 2002 earn cumulative benefits based on their age and a percentage of their monthly pay.

Telcon, FB Telephone, and FB LD adopted participation in the Retirement Plan effective January 1, 2002. Employees who became participants on or after January 1, 2002 earn cumulative benefits based on their age and a percentage of their monthly pay.

The Supplemental Plan is a non-contributory pay-as-you-go plan providing supplementary retirement benefits primarily to higher-level employees.

The Deferred Compensation Plan is a contributory salary deferral plan offered on a voluntary participation basis primarily to higher-level employees.

Changes to the projected benefit obligation, the fair value of assets, and the underlying actuarial assumptions for the pension and other retirement plans are shown below.

Health Care and Life Insurance Benefits: Services, Telephone, Telecom, and Transport

TXU Com provides certain postretirement health care and life insurance benefits for employees who retire from TXU Com after reaching age 55 and accruing at least 15 years of service. Retirees share in the cost of health care benefits. Benefit provisions are subject to collective bargaining. Funding policy for retiree health benefits is generally to pay covered expenses as they are incurred. Post-retirement life insurance benefits are fully insured.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect on operations of principal retiree benefit plans is shown in the following table.

                                                                  Pension Benefits         Other Benefits
                                                                   December 31,              December 31,
                                                                 -----------------        ----------------
                                                                  2002       2001          2002       2001
                                                                  ----       ----          ----       ----
                                                                          Thousands of Dollars

Benefit obligation at December 31...........................    $51,533    $45,256     $  18,701  $  14,240
Fair value of plan assets at December 31....................     35,468     41,397            -          -
Funded status...............................................    (16,065)    (3,859)      (18,701)   (14,240)
Unrecognized net actuarial loss  ...........................     19,291     11,005         4,153        704
Unrecognized prior service costs............................        443        302            -          -
Prepaid (accrued) benefit cost..............................    $ 3,669    $ 7,448      $(14,548)  $(13,536)

SFAS No. 87, "Employers' Accounting for Pensions," required TXU Com to record an additional minimum pension liability of $10.2 million at December 31, 2002. This liability represents the amount by which the accumulated benefit obligation exceeded the sum of the fair market value of plan assets and accrued amounts previously recorded. The additional minimum pension liability was offset by a $0.5 million intangible asset and resulted in a $6.0 million charge to comprehensive income, net of related tax benefits of $3.7 million. The intangible asset is included in other noncurrent assets in Pinnacle's consolidated balance sheet at December 31, 2002.

                                                                Pension Benefits          Other Benefits
                                                                   December 31,             December 31,
                                                                -----------------         ----------------
                                                                  2002       2001          2002       2001
                                                                  ----       ----          ----       ----
Assumptions:
    Discount rate...........................................     6.75%      7.25%          6.75%      7.25%
    Expected long-term return on assets.....................     8.50%      9.25%            -          -
    Compensation increase rate..............................     4.30%      4.30%            -          -

     For measurement purposes, a 5% annual rate of increase in the cost of health care benefits was assumed for 2002. This rate was assumed to increase to 12% in 2003 and gradually decrease to 5% by 2009, then remain at that level thereafter.

                                                    Pension Benefits               Other Benefits
                                                ------------------------      ------------------------
                                                      December 31,                   December 31,
                                                ------------------------      ------------------------
                                                2002      2001      2000      2002      2001      2000
                                                ----      ----      ----      ----      ----      ----
                                                                 Thousands of Dollars
Net periodic benefit cost (credit) ......       $3,404    $1,434   $ (387)    $2,132     $1,350   $1,201
Employer contribution ...................            -         -         -       625        544      444
Plan participants' contributions ........            -         -         -        96         21       29
Benefits paid ...........................        2,191     1,295     9,749       722        565      473
Curtailment loss (gain) .................          251         -         -      (494)         -        -

In 2002, TXU Com recorded a credit to earnings of $243 thousand for pension and postretirement termination benefits due to a large reduction in workforce. The credit was the net of a $494 thousand curtailment gain recognized for postretirement healthcare and life insurance benefits offset by a $251 thousand curtailment loss due to the recognition of prior service costs related to pension benefits.

Deferred Compensation Agreements:  Services, Telephone, Telecom and Transport

TXU Com has deferred compensation agreements with the former board of directors of TXU Com's predecessor company, Lufkin-Conroe Communications, and certain former employees. The benefits are payable for up to 15 years and may begin as early as age 65 or upon the death of the participant.

TXU Com has purchased life insurance policies on certain former directors and key employees. The excess of the cash surrender value of life insurance policies over the notes payable balances related to these policies is reflected in Pinnacle's financial statements. These plans do not qualify under the Internal Revenue Code ("IRC"), and therefore, federal income tax deductions are allowed only when benefits are paid.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payments relating to deferred compensation agreements were $0.4 million for 2002 and 2001 and $0.2 million for the period from inception to December 31, 2000. Accrued costs were $0.5 million for 2002, $0.1 million for 2001 and $0.2 million for the period from inception to December 31, 2000. Accrued liability amounted to $3.3 million at December 31, 2002 and $3.4 million at December 31, 2001.

401(k) Plans

Nonbargaining: Services, Telephone, Telecom, Transport, Telcon, FB Telephone and FBLD

TXU Com sponsors a 401(k) plan for all nonbargaining employees ("Nonbargaining TXU Com Plan") who have completed 90 days of full-time service (or at least 1,000 hours of service in any year) and are age 21 or older. On December 31, 2001 the Nonbargaining 401(k) plan covering Telcon, FB Telephone and FBLD was merged into this plan. The plan allows participants to contribute up to 15% of their eligible annual compensation to the plan, up to the maximum permitted by the IRC. TXU Com matches 100% of the first 3% of employee contributions. TXU Com's matching contributions to the plan amounted to $0.6 million for 2002 and 2001 and $0.3 million for the period from inception to December 31, 2000.

Bargaining:  Services, Telephone, Telecom and Transport

TXU Com sponsors a 401(k) plan for all bargaining employees ("Bargaining TXU Com Plan") who have completed one year of full-time service (or at least 1,000 hours of service in any year) and are age 21 or older. The plan allows participants to contribute up to 15% of their eligible annual compensation to the plan, up to the maximum permitted by the IRC. For 2001 and 2000, TXU Com matched 40% of the first 3% of employee contributions. For 2002, TXU Com's matching contribution increased to 50% of the first 3% of employee contributions, in accordance with the terms of the collective bargaining agreement. TXU Com's matching contributions to the plan amounted to $0.1 million for 2002 and 2001 and $0.03 million for the period from inception to December 31, 2000.

Non-Bargaining:  Telcon, FB Telephone and FBLD

TXU Com sponsored a 401(k) plan for all non-bargaining employees of Telcon, FB Telephone and FBLD who had completed at least one month of full-time service and who were at least 21 years of age. Effective December 31, 2001, the plan was merged into the 401(k) savings plan for non-bargaining employees of TXU Com. Participants' accounts and participation eligibility were transferred to the TXU Com plan effective January 1, 2002. Employees who became eligible on or after January 1, 2002 participated in the TXU Com plan. The plan allowed participants to contribute up to 8% of their eligible annual compensation to the plan, up to the maximum permitted by the IRC. TXU Com matched 50% of the first 8% of eligible employee contributions. TXU Com's matching contributions to the plan amounted to $0.7 million for 2001 and $0.2 million for the period from inception to December 31, 2000.

The plan provided for discretionary company-paid profit sharing contributions of up to 15% of each eligible employee's total compensation. Discretionary profit sharing contributions to the plan, which were accrued during the year and paid following the close of the year, amounted to $0.2 million for 2001 and $0.08 million for the period from inception to December 31, 2000.

6.  OPERATING LEASES

Lessor

Pinnacle is the lessor of fiber optic systems, agreements to lease capacity to customers over fiber optic lines, and until their expiration in early fiscal 2002, microwave towers. The leases, accounted for as operating leases, provide for minimum future rentals to be received for the remainder of the lease period and in the aggregate as follows:

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Year Ended                                 Fiber Optic
   December 31,                                  Systems
   -----------                                 ----------
                                         Thousands of Dollars

   2003......................................    $ 1,038
   2004......................................        990
   2005......................................        851
   2006......................................        752
   2007......................................        726
   Thereafter................................      3,439
                                                 -------
    Total minimum future rental income.......    $ 7,796
                                                 =======

     Following is a summary of property on lease:

                                                       December 31,
                                                       ------------
                                                    2002         2001
                                                    ----         ----
                                                 Thousands  of  Dollars

  Microwave tower....................            $     -     $   382
  Fiber optic system.................                747       7,472
                                                 -------     -------
                                                               7,854
  Less: accumulated depreciation.....                502       5,320
                                                 -------     -------
                                                 $   245     $ 2,534
                                                 =======     =======

As discussed in Note 13 - Impairment and Restructuring Charges, Pinnacle recorded impairment charges in 2002 related to its transport assets, significantly reducing the carrying value of the related assets.

In December 2000, the lessee purchased one fiber system under an operating lease for $1.5 million, resulting in a pre-tax gain of $0.9 million.

Lessee

TXU Com has executed various building space leases, with terms ranging from 36 to 84 months and monthly payments ranging from $0.1 million to $0.3 million. All but one of the leases contain provisions for escalation of the monthly payments. Pinnacle's consolidated financial statements for the year ended December 31, 2002 includes a $0.3 million charge representing obligations on leased facilities that were sublet to unrelated parties in 2002 for amounts less than the related obligations. TXU Com also has executed several equipment leases with varying terms up to 36 months and monthly payments totaling approximately $0.1 million.


The future minimum rental payments required by capital and operating leases are as follows (in thousands):

 2003....................................                   $4,871
 2004....................................                    3,862
 2005....................................                    3,333
 2006....................................                    2,657
 2007 ...................................                    1,635
 Thereafter..............................                    5,127

Rent expense on operating leases was $3.6 million for 2002, $2.3 million for 2001 and $0.4 million for the period from inception to December 31, 2000.

7.  CAPITAL LEASES

On February 25, 2002 and effective April 1, 2002, TXU Com entered into a 30-month basic term Master Lease Agreement with GE. The agreement covered the financing of certain specific furniture, fixtures, equipment and leasehold improvements at TXU Com's corporate headquarters. This agreement was accounted for as a capital lease arrangement with capitalized costs totaling $2.2 million. GE will invoice TXU Com monthly for a variable amount, which has both a fixed and an interest-sensitive component. At the end of the 30-month basic lease term, TXU Com may elect to purchase the equipment at its fair value by financing a contractually specified option payment.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also on February 25, 2002 and effective April 1, 2002, Pinnacle entered into a second Master Lease Agreement with GE totaling $2.7 million. This 30-month basic term agreement has two separate lease schedules covering the sale and leaseback of certain specific additional leasehold improvements. The leases covered by these two schedules were accounted for as capital leases. Under the terms of the agreement, GE will invoice Pinnacle monthly for the rental expense.


8.       INVESTMENTS IN AFFILIATED AND NONAFFILIATED COMPANIES

Investments at December 31, 2002 and 2001 consist of the following

                                                                      December 31,
                                                                ------------------------
                                                                   2002             2001
                                                                   ----             ----
                                                                 Thousands of Dollars
  Short-term investments - marketable equity securities..           $125            $105
                                                                ========        ========
  Noncurrent investments:
    Overfund Trust - TXU Corp. debt securities ..........       $177,564        $258,733
    Equity method investments in entities ...............         26,864          24,843
    Investments in securities - at cost .................          7,151           6,986
    Other ...............................................          1,403           2,244
                                                                --------        --------
       Total noncurrent investments .....................       $212,982        $292,806
                                                                ========        ========

Marketable equity securities have been categorized as available for sale and, as a result, are stated at fair value. Such securities are classified as either current (short-term) or noncurrent assets on the balance sheet depending upon the purpose for which they are held. Unrealized gains and losses are included as a component of accumulated other comprehensive income until realized.

For the purpose of determining gross unrealized gains and losses, marketable securities include the following at December 31, 2002 and 2001:

                                                                                                   Realized Gain
                                           Cost              Fair Value      Unrealized Gains         (Loss)
                                      --------------      ---------------    ----------------     ---------------
                                      2002      2001       2002      2001     2002      2001      2002      2001
                                      ----      ----       ----      ----     ----      ----      ----      ----
                                                                 Thousands of Dollars
Other marketable equity securities
   FB Telephone  - (short-term).....   $11     $ 11       $125      $105      $114      $ 94      $  -     $(14)
   TXU Com - (noncurrent)...........   $ -     $768       $  -      $939      $  -      $171      $230     $  -

Upon the formation of Pinnacle in August 2000 as described in Note 3, the Overfund Trust invested $336 million in TXU Corp. 6.0% fixed rate debt securities due biannually through August 2004. The trust assets, including principal and interest earned, are being used to pay interest on the senior secured notes and the investment yield amounts to Zenith.

All investments in securities are held for noncurrent uses and are classified as noncurrent assets on the balance sheet.

In May 2002, Pinnacle sold its investment in International Paper Company stock, resulting in a realized gain of $0.2 million.

The following investments are accounted for using the equity method:

                                                           Percentage Owned
                                                             December 31,
                                                           ----------------
                                                           2002         2001
                                                           ----         ----
   GTE Mobilnet of South Texas Limited Partnership......    2.34%       2.34%
   GTE Mobilnet of Texas RSA #17 Limited Partnership....   17.02%      17.02%
   Fort Bend Fibernet Partnership.......................   39.00%      39.00%

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2001, Pinnacle sold all of its 18% investment in ALLTEL Communications Texas RSA#11B Limited Partnership, resulting in a gain of $6.2 million. During 2000, TXU Com sold all of its 18% investment in the GTE Mobilnet of Texas RSA #11 Limited Partnership, resulting in a gain of $8.3 million.


The investments in securities accounted for using the cost method include the following:

                                                    December 31,
                                                ------------------
                                                 2002         2001
                                                 ----         ----
                                                Thousands of Dollars

      Rural Telephone Bank stock.............   $5,921       $5,921
      CoBank, ACB stock......................    1,230       1,065


The CoBank stock represents purchases of CoBank stock as required by the CoBank loan agreement and patronage distributions from CoBank in the form of stock. FB Telephone will begin receiving annual refunds of a portion of this stock once its stock balance reaches 11.5% of the five-year moving average of its CoBank loan balance.

Pinnacle owns 5,921 shares of $1,000 par value Class C Rural Telephone Bank, which is stated at original cost plus a gain recognized at conversion of Class B to Class C stock.


9.  MINORITY INTEREST

During 1990, Transport, in a joint venture with Eastex Celco ("ETC"), formed ETFL. Transport and ETC own 63% and 37%, respectively, of the outstanding stock of ETFL. Minority owners' interest in the losses of ETFL was $8.0 million in 2002 and $507 thousand in 2001, and minority owners' interest in income of ETFL for the period from inception to December 31, 2000 was $65 thousand.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  TRANSACTIONS WITH RELATED PARTIES

Following is a summary of transactions and balances with related parties:

                                                                                  December 31,
                                                                   ----------------------------------------
                                                                      2002            2001           2000 *
                                                                      ----            ----           ------
                                                                              Thousands of Dollars
Accounts receivable - TXU Corp .............................       $  3,951       $   5,821
Accounts receivable - Fort Bend Fibernet 39% Limited
    Partnership ............................................             44              -

Accounts payable - TXU Corp. ...............................           (352)         (4,484)
Long-term debt payable - TXU Corp. .........................       (144,066)       (151,678)
Accrued interest - TXU Corp. ...............................         (3,995)           (149)
Investment in TXU Corp. debt securities ....................        177,564         258,733
Interest expense paid to TXU Corp. .........................          5,059           8,501          $7,084
Billings from TXU Corp. for management fees ................          3,331           5,594           1,594
Billings from TXU Corp. for services .......................          2,427           1,885             266


* For period from date of inception (May 23, 2000) to December 31, 2000.

11.  COMMITMENTS AND CONTINGENCIES

Pinnacle and its subsidiaries are subject to various claims and lawsuits, including property damage claims, which arise from time to time in the normal course of business. It is the opinion of management and counsel that the disposition or ultimate determination of such claims and lawsuits will not have a material effect on the financial position of Pinnacle, since Pinnacle has insurance to cover such claims.


12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each of the material financial instruments for which it is practicable to estimate the value:

Cash, Cash Equivalents, and Short-Term Investments - Cash, cash equivalents and short-term investments are valued at their carrying amounts, which are reasonable estimates of their fair value because of the short maturity of those instruments.

Accounts Receivable/Payables - Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

Long-Term Investments - The fair value of investments is estimated based on the quoted market price for that investment. Other investments for which there are no quoted market prices because the stocks are not publicly traded are carried at cost since reasonable estimates of fair value could not be made without incurring excessive costs.

Long-Term Debt - The fair value of Pinnacle's long-term debt, including current maturities, is estimated based on the current rates offered to Pinnacle for debt of the same remaining maturities.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of Pinnacle's material financial instruments are as follows:

                                                             Carrying Amount          Fair Value
                                                                December 31,          December 31,
                                                             ---------------       ----------------
                                                             2002       2001       2002       2001
                                                             ----       ----       ----       ----
                                                                      Thousands of Dollars

  Long-term investments for which it is:
        Practicable to estimate fair value......          $     -    $ 1,044     $     -   $  1,044
        Not practicable to estimate fair value..           35,418     33,107         N/A        N/A
  Investments in TXU Corp. debt securities .....          177,564    258,733     177,564    258,733
  Long-term debt... ............................          976,202    982,845     976,202    982,845

13.  IMPAIRMENT AND RESTRUCTURING CHARGES

In December 2002, Pinnacle revised its business strategy to focus primarily on its ILEC business and related activities. At that point Pinnacle made a decision to hold its CLEC and Transport assets for sale. Pinnacle determined the value of the assets held for sale based on third party sales negotiations and similiar recent sales transactions and recorded an impairment charge of $90.9 million ($56.6 million after taxes and minority interest) in the fourth quarter of 2002. In addition, Pinnacle recorded restructuring charges of $2.1 million.

Impairment Charges
------------------

                                                         CLEC                Transport               Total
                                                    ----------------     ------------------     -----------------
                                                                        Thousands of Dollars
Property, plant and equipment
   Net book value  .........................               $ 27,512               $ 70,831            $ 98,343
Estimated cost of sale .....................                    232                    360                 592
                                                    ----------------     ------------------     -----------------
                                                             27,744                 71,191              98,935

Less estimated fair market value ...........                    947                  7,083               8,030
                                                    ----------------     ------------------     -----------------
Assets held for sale impairment charges ....               $ 26,797               $ 64,108            $ 90,905
                                                    ================     ==================     =================

Restructuring Charges
---------------------
(thousands of dollars)

Employee separations ..................             $ 736
Facility closure costs ................               916
Other contractual commitments .........               417
                                                ----------
Total..................................            $2,069
                                                ==========

Employee separation restructuring charges relate to 55 affected employees. It is anticipated that the majority of employee separation costs will be paid by the end of the second quarter 2003. At December 31, 2002, none of the restructuring charges had been paid.

Earlier in 2002, Pinnacle recorded impairment charges of $8.4 million related to certain CLEC information technology and collocation assets. The evaluation occurred in conjunction with exiting certain unprofitable activities and decommissioning non-strategic collacation sites. The information technology assets were fully written-off and taken out of service. The collocation assets were valued at fair market value based on third party pricing. This impairment occurred prior to the decision to hold those assets for sale.

14.  SUBSEQUENT EVENTS

Assets Held For Sale

In 2002, Pinnacle refocused its operations on the core ILEC operations. As a result, Pinnacle began exploring alternatives for its CLEC and Transport operations. On January 15, 2003, Pinnacle entered into an agreement to sell substantially all of the assets related to its CLEC operations conducted by Telecom and FB LD for a total purchase price of $1.2 million. Pinnacle completed the sale of its CLEC operations on March 15, 2003. Pinnacle also anticipates selling its Transport operations in the near term. As a result, the assets and liabilities related to the operations held for sale have been presented separately in the assets and liabilities sections of the consolidated balance sheets. The assets held for sale consist of $8.0 million of property, plant and equipment recorded at fair market value based on the estimated sales price. The liabilities represent estimated costs to sell of $0.6 million and restructuring charges of $2.1 million.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TXU CORP.

                             By          /s/ Biggs C. Porter
                             -----------------------------------
                              Name:  Biggs C. Porter
                              Title: Controller and Principal
                                      Accounting Officer



Date:  March 28, 2003