Form 10-Q
period 2003-03-31
TXU CORP /TX/
filed 2003-05-15
CIK 1023291

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------


                                    FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


                           ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                              --      ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes X   No
                                                --     ---


Common Stock outstanding at May 12, 2003: 322,262,966 shares, without par value.

===============================================================================


TABLE OF CONTENTS
--------------------------------------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION                                                                             PAGE
                                                                                                          ----
       Item 1.  Financial Statements
                 Condensed Statements of Consolidated Income -
                 Three Months Ended March 31, 2003 and 2002...........................................       1


                 Condensed Statements of Consolidated Comprehensive Income -
                 Three Months Ended March  31, 2003 and 2002..........................................       2

                 Condensed Statements of Consolidated Cash Flows -
                 Three Months Ended March 31, 2003 and 2002...........................................       3

                 Condensed Consolidated Balance Sheets -
                 March 31, 2003 and December 31, 2002.................................................       4

                 Notes to Financial Statements........................................................       5

                 Independent Accountants' Report......................................................       27

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations............................................................       28

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................       60

        Item 4.  Controls and Procedures..............................................................       61

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings....................................................................       61

        Item 4.  Submission of Matters to a Vote of Security Holders .................................       63

        Item 6.  Exhibits and Reports on Form 8-K ....................................................       63

SIGNATURE.............................................................................................       64

CERTIFICATIONS........................................................................................       65


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


                                      (i)

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           TXU CORP. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                        -------------------
                                                                                         2003         2002
                                                                                         ----         ----
                                                                                         (millions of dollars,
                                                                                       except per share amounts)

Operating revenues..................................................................    $2,815        $2,453
                                                                                         ------        ------

Costs and expenses:
   Cost of energy sold and delivery fees............................................     1,387           800
   Operating costs..................................................................       429           365
   Depreciation and amortization....................................................       227           220
   Selling, general and administrative expenses.....................................       262           338
   Franchise and revenue-based taxes................................................       111           118
   Other income.....................................................................       (14)           (7)
   Other deductions.................................................................        20            47
   Interest income..................................................................       (10)           (8)
   Interest expense and other charges...............................................       254           216
                                                                                         -----         -----
       Total costs and expenses.....................................................     2,666         2,089
                                                                                         -----         -----

Income from continuing operations before income taxes and cumulative effect
   of changes in accounting principles..............................................       149           364

Income tax expense..................................................................        43           107
                                                                                         -----         -----

Income from continuing operations before cumulative effect
   of changes in accounting principles..............................................       106           257

Loss on discontinued operations, net of tax benefit (Note 3)........................        (3)           (2)

Cumulative effect of changes in accounting principles, net of tax benefit (Note 2)..       (58)           --
                                                                                         -----         -----

Net income .........................................................................        45           255

Preference stock dividends..........................................................         5             5
                                                                                         -----         -----

Net income available for common stock...............................................     $  40         $ 250
                                                                                         =====         =====

Average shares of common stock outstanding (millions):
   Basic............................................................................       321           265
   Diluted..........................................................................       378           265

Per share of common stock:
   Basic earnings:
      Income from continuing operations before cumulative effect of
           changes in accounting principles.........................................    $ 0.31        $ 0.95

      Loss on discontinued operations, net of tax benefit...........................     (0.01)        (0.01)
      Cumulative effect of changes in accounting principles, net of tax benefit          (0.17)          --
      Net income available for common stock.........................................      0.13          0.94
   Diluted earnings:
      Income from continuing operations before cumulative effect of
           changes in accounting principles.........................................    $ 0.30        $ 0.95
      Loss on discontinued operations, net of tax benefit...........................     (0.01)        (0.01)
      Cumulative effect of changes in accounting principles, net of tax benefit          (0.15)          --
      Net income available for common stock.........................................      0.14          0.94
   Dividends declared...............................................................     0.125          0.60


See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
          CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                (Unaudited)


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                        -------------------
                                                                                        2003           2002
                                                                                        ----           ----
                                                                                        (millions of dollars)

Components related to continuing operations:

  Income from continuing operations before cumulative effect of changes
    in accounting principles .................................................         $  106           $ 257
                                                                                       ------           -----
  Other comprehensive income (loss) --
    Net change during the period, net of tax effects:
    Cumulative foreign currency translation adjustment .......................             55              31

    Minimum pension liability adjustments (net of tax benefit of $3)..........             (6)              -

    Cash flow hedges:
       Net change in fair value of derivatives (net of tax benefit of
         $56 and $18).........................................................           (108)            (31)
       Amounts  realized  in  earnings  during the period (net of tax
          expense of $42 and $7) .............................................             81              15
                                                                                       ------           -----

                       Total..................................................             22              15
                                                                                       ------           -----

Comprehensive income from continuing operations...............................            128             272

Comprehensive income from discontinued operations.............................             (3)            (53)

Cumulative effect of changes in accounting principles, net of tax benefit.....            (58)              -
                                                                                       ------           -----

Comprehensive income..........................................................         $   67           $ 219
                                                                                       ======           =====

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                                ------------------
                                                                                                  2003        2002
                                                                                                  ----        ----
                                                                                                (millions of dollars)
Cash flows - operating activities:
  Income from continuing operations before cumulative effect of
    changes in accounting principles.......................................................       $  106     $ 257
  Adjustments to reconcile income from continuing operations before cumulative effect of changes in accounting principles to cash provided by operating activities:
     Depreciation and amortization ........................................................          246       251
     Deferred income taxes and investment tax credits - net ...............................           -       (19)
     Net gain from sale of  assets.........................................................           (6)        -
     Net unrealized loss from mark-to-market valuations of commodity contracts.............           27       119
     Net equity loss from unconsolidated affiliates and joint ventures.....................           15        14
     Over (under) recovered gas costs......................................................          (39)       40
     Reduction in regulatory liability.....................................................          (42)      (13)
  Changes in operating assets and liabilities..............................................          619      (203)
                                                                                                  ------     -----
         Cash provided by operating activities.............................................          926       446
                                                                                                  ------     -----

Cash flows - financing activities:
  Issuances of  securities:
     Long-term debt........................................................................        1,317       145
     Common stock..........................................................................            4         1
  Retirements/repurchases of securities:
     Long-term debt........................................................................         (565)     (604)
     Preferred stock of subsidiary, subject to mandatory redemption........................           (4)        -
  Change in notes payable:
     Commercial paper......................................................................            5       749
     Banks.................................................................................       (1,286)     (292)
  Cash dividends paid:
     Common stock..........................................................................          (40)     (159)
     Preference stock......................................................................           (5)       (5)
  Redemption deposit applied to debt retirements...........................................          138         -
  Debt premium, discount, financing and reacquisition expenses.............................          (48)      (28)
                                                                                                  ------     -----
         Cash used in financing activities.................................................         (484)     (193)
                                                                                                  ------     -----

Cash flows - investing activities:
  Capital expenditures.....................................................................         (228)     (272)
  Proceeds from sale of assets.............................................................           13         1
  Nuclear fuel ............................................................................            -       (10)
  Other....................................................................................           25         2
                                                                                                  ------     -----
         Cash used in investing activities.................................................         (190)     (279)
                                                                                                  ------     -----

Effect of exchange rates on cash and cash equivalents......................................            1        (9)

Cash contributions to discontinued operations..............................................            -      (144)
                                                                                                  ------     -----
Net change in cash and cash equivalents....................................................          253      (179)

Cash and cash equivalents - beginning balance..............................................        1,574       216
                                                                                                  ------     -----

Cash and cash equivalents - ending balance.................................................       $1,827     $  37
                                                                                                  ======     =====

See Notes to Financial Statements.

                                                TXU CORP. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (Unaudited)


                                                                                  March 31,     December 31,
                                                                                    2003            2002
                                                                                 ---------       -------
                                    ASSETS                                         (millions of dollars)
Current assets:
  Cash and cash equivalents...................................................    $ 1,827         $ 1,574
  Restricted cash.............................................................         72             210
  Accounts receivable-- trade.................................................      1,848           1,696
  Income taxes receivable.....................................................         34             488
  Inventories.................................................................        426             493
  Commodity contract assets...................................................      1,472           1,298
  Other current assets........................................................        231             263
                                                                                  -------         -------
         Total current assets.................................................      5,910           6,022
                                                                                  -------         -------

Investments:
  Restricted cash..............................................................       111              96
  Other investments............................................................       786             757
Property, plant and equipment-- net............................................    20,456          19,642
Goodwill.......................................................................     1,956           1,588
Regulatory assets--  net.......................................................     1,923           1,772
Commodity contract assets......................................................       549             657
Cash flow hedges and other derivative assets...................................       163             150
Other noncurrent assets........................................................       320             332
                                                                                   ------         -------

         Total assets..........................................................   $32,174         $31,016
                                                                                  =======         =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable:
     Commercial paper.........................................................    $    24          $   18
     Banks....................................................................      1,021           2,306
  Long-term debt due currently................................................        739             958
  Accounts payable-- trade....................................................      1,206           1,054
  Commodity contract liabilities..............................................      1,377           1,138
  Other current liabilities...................................................      1,084           1,209
                                                                                  -------         -------
         Total current liabilities............................................      5,451           6,683
                                                                                  -------         -------

Accumulated deferred income taxes and investment tax credits..................      4,187           4,060
Commodity contract liabilities................................................        461             520
Cash flow hedges and other derivative liabilities.............................        306             220
Other noncurrent liabilities and deferred credits.............................      2,498           2,144
Long-term debt, less amounts due currently....................................     13,459          11,597

Mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated company:
     TXU Corp. obligated......................................................        368             368
     Subsidiary obligated.....................................................        147             147
Preferred stock of subsidiaries:
     Not subject to mandatory redemption......................................        190             190
     Subject to mandatory redemption..........................................         17              21

Contingencies (Note 7)

Shareholders' equity (Note 6).................................................      5,090           5,066
                                                                                  -------         -------

         Total liabilities and shareholders' equity...........................    $32,174         $31,016
                                                                                  =======         =======

  See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

      Description of Business -- TXU Corp. is an energy company that engages in power production (electricity generation), wholesale energy sales, retail energy sales and related services, portfolio management, including risk management and certain trading activities, energy delivery and, through a joint venture, telecommunications services. TXU Corp. is a holding company with its principal United States (US) operations conducted through TXU US Holdings Company (US Holdings) and TXU Gas Company (TXU Gas). US Holdings is also a holding company with its principal operations conducted through TXU Energy Company LLC (TXU Energy) and Oncor Electric Delivery Company (Oncor). TXU Corp.'s principal international operations are conducted through TXU Australia Holdings (Partnership) Limited Partnership (TXU Australia) and had also been previously conducted through TXU Europe Limited (TXU Europe).

      The term "TXU Corp.," refers to TXU Corp. and/or its consolidated subsidiaries, depending on the context.

      Exit of TXU Europe Business - In October 2002, TXU Corp. wrote off its investment in TXU Europe. The results of operations for all periods presented have been restated to reflect the operations in Europe as discontinued. See Note 3 for a summary of discontinued results.

      Basis of Presentation -- The condensed consolidated financial statements of TXU Corp. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and, except for the rescission of Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations " and the adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" discussed below, on the same basis as the audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K). In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2002 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes, except per share amounts, are stated in millions of US dollars unless otherwise indicated. Certain previously reported amounts have been reclassified to conform to current classifications.

      With respect to the telecommunications joint venture, Pinnacle One (Pinnacle), in late February 2003, TXU Corp. and the joint venture partner (Zenith, an unaffiliated statutory business trust with a bank as its trustee) entered into a Put/Call Agreement that among other provisions, gave TXU Corp. the right to buy from Zenith all of its interests in Pinnacle and Pinnacle's general partner for $150 million in cash. In consideration of the rights accorded TXU Corp. under the agreement and applicable accounting rules, TXU Corp. consolidated the operations of Pinnacle in its financial statements effective March 1, 2003. Previously, TXU Corp. used the equity method of accounting for its investment in Pinnacle. Pinnacle's revenues for the month ended March 31, 2003 were $16 million, and its net loss was $8 million. On a proforma basis for the three months ended March 31, 2003, operating revenues would have been $33 million higher had Pinnacle been consolidated at the beginning of the period. TXU Corp. exercised its right under the Put/Call Agreement and acquired all Zenith's interest on May 13, 2003. On May 14, 2003, TXU Corp. finalized a formal plan to dispose of the telecommunications business by sale. Accordingly, activities of Pinnacle will be reported as discontinued operations.

      The following summarizes the impact of the Pinnacle consolidation on TXU Corp.'s balance sheet as of March 31, 2003:


   Total current assets.................................             $   30
   Investments..........................................                 36
   Property, plant and equipment - net..................                236
   Goodwill.............................................                317
   Other noncurrent assets..............................                  3
                                                                     ------
         Total assets...................................             $  622
                                                                     ======

   Total current liabilities............................             $   42
   Accumulated deferred income tax .....................                (16)
   Other noncurrent liabilities.........................               (219)
   Long-term debt, less amounts due currently ($2 million)              829
   Retained earnings....................................                 (8)
   Accumulated other comprehensive income...............                 (6)
                                                                     -------
         Total liabilities and shareholders' equity.....             $  622
                                                                     ======

      The reduction in other noncurrent liabilities reflects the elimination of the negative investment in Pinnacle, less the recording of the minority interest, as a result of the consolidation.

      Changes in Accounting Standards -- In October 2002, the EITF rescinded EITF Issue No. 98-10, which required mark-to-market accounting for all trading activities. SFAS No. 143 became effective on January 1, 2003. As a result of the implementation of these two accounting standards, TXU Corp. recorded a cumulative effect of changes in accounting principles as of January 1, 2003. (See Note 2 for a discussion of the impacts of these two accounting standards.)

      As a result of guidance provided in EITF Issue No. 02-3, "Issues
Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," TXU Corp. has not recognized origination gains on commercial/industrial retail contracts in 2003. For the three months ended March 31, 2002, TXU Corp. had recognized $13 million in origination gains on such contracts.

      SFAS No. 145, became effective on January 1, 2003. One of the provisions of this statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." As required by the standard, the results for the three months ended March 31, 2002 reflects a reclassification of a previously reported extraordinary loss of $17 million (after-tax) on the early extinguishment of debt to other deductions ($26 million) and income tax expense ($9 million) as the loss does not meet the criteria of an extraordinary item as defined by Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

      SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," became effective on January 1, 2003. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value. The adoption of SFAS No. 146 did not materially impact results of operations for the three months ended March 31, 2003.

      SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" was issued in December 2002. TXU Corp. adopted the disclosure requirements of SFAS No. 148 effective December 31, 2002. This statement provides transition alternatives when companies adopt fair value accounting for stock-based compensation. TXU Corp. accounts for certain of its stock-based compensation plans, including stock options, using the intrinsic value method. TXU Corp. does not currently issue stock options, and only approximately 26,000 previously issued options remain outstanding at March 31, 2003. Had compensation expense for these stock-based compensation plans been determined based upon the fair value methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", TXU Corp.'s net income and per share amounts would not have been materially different from reported amounts.

      Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FIN No. 34" requires recording the fair value of guarantees upon issuance or modification after December 31, 2002. The interpretation also requires expanded disclosures of guarantees (see
Note 7 under Guarantees). The adoption of FIN No. 45 did not materially impact results of operations for the three months ended March 31, 2003.

      FIN No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. FIN No. 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. This guidance will be effective for existing variable interest entities in the quarter ending September 30, 2003 and immediately for any new variable interest entities.

      SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in April 2003 and becomes effective on June 30, 2003. SFAS No. 149 clarifies the definition of a derivative and the treatment in the statement of cash flows when a derivative contains a financing component.

      For accounting standards not yet adopted or implemented, TXU Corp. is evaluating the potential impact on its financial position and results of operations.

      Earnings Per Share -- Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the quarter. Diluted earnings per share include the effect of all potential issuances of common shares under certain debt securities and other arrangements. For the quarter ended March 31, 2003, the $750 million exchangeable subordinated notes issued in November 2002 were dilutive and were included in the calculation of diluted earnings per share. Assuming these securities were converted to common stock at the beginning of the period at the exercise price of $13.1242 per share, 57.1 million more shares would have been issued and net income would have increased by $12.6 million, representing the after-tax interest savings on the notes.

      Additional dilution of earnings per share would result from approximately 7.0 million shares and 18.0 million shares of common stock issuable in connection with equity-linked debt securities issued in 2002 and 2001, respectively, if the average of the closing price per share of TXU Corp. common stock on each of the twenty consecutive trading days ending on the third day immediately preceding the end of a reporting period is above the strike price of $62.91 and $55.68 per share, for the respective issuances.

2.    CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

      The following summarizes the effect on results for the three months ended March 31, 2003 for changes in accounting principles effective January 1, 2003:

     Charge from rescission of EITF Issue No. 98-10, net of tax effect of $34 million.......   $(63)
     Credit from adoption of SFAS No. 143, net of tax effect of $3 million..................      5
                                                                                               ----
          Total net charge..................................................................   $(58)
                                                                                               ====

      On October 25, 2002, the EITF rescinded EITF Issue No. 98-10, which required mark-to-market accounting for all trading activities. Pursuant to this rescission, only financial instruments that are derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," will be subject to mark-to-market accounting. Financial instruments that may not be derivatives under SFAS No. 133, but were marked-to-market under EITF Issue No. 98-10, consist primarily of gas transportation and storage agreements, power tolling, full requirements and capacity contracts. This new accounting rule was effective for new contracts entered into after October 25, 2002. Non-derivative contracts entered into prior to October 26, 2002, continued to be accounted for at fair value through December 31, 2002; however, effective January 1, 2003, such contracts were required to be accounted for on a settlement basis. Accordingly, a charge of $97 million ($63 million after-tax) has been reported by TXU Energy as a cumulative effect of a change in accounting principles in the first quarter of 2003. Of the total, $75 million reduced net commodity contract assets and liabilities and $22 million reduced inventory that had previously been marked-to-market as a trading position. The cumulative effect adjustment represents the net gains previously recognized for these contracts under mark-to-market accounting.

      SFAS No. 143 became effective on January 1, 2003. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period of its inception. For TXU Corp., such liabilities relate to nuclear generation plant decommissioning, land reclamation related to lignite mining and removal of lignite plant ash treatment facilities. The liability is recorded at its net present value with a corresponding increase in the carrying value of the related long-lived asset. The liability is accreted each period, representing the time value of money, and the capitalized cost is depreciated over the remaining useful life of the related asset.

      As the new accounting rule required retrospective application to the inception of the liability, the effects of the adoption reflect the accretion and depreciation from the liability inception date through December 31, 2002. Further, the effects of adoption take into consideration liabilities of $215 million (which was previously reflected in accumulated depreciation) TXU Corp. had previously recorded as depreciation expense and $26 million (reflected in other noncurrent liabilities) of unrealized net gains associated with the decommissioning trust.

      The following table summarizes the impact as of January 1, 2003 of adopting SFAS No. 143:


     Increase in property, plant and equipment - net.........            $488
     Increase in other noncurrent liabilities and deferred
       credits...............................................            (528)
     Increase in accumulated deferred income taxes...........              (3)
     Increase in regulatory assets - net.....................              48
                                                                         ----
     Cumulative effect of change in accounting principles....            $  5
                                                                         ====

      The asset retirement liability at March 31, 2003 was $560 million, comprised of the $554 million liability as a result of adoption of SFAS No. 143 and $6 million of accretion during the period.

      With respect to nuclear decommissioning costs, TXU Corp. believes that the adoption of SFAS No. 143 results primarily in timing differences in the recognition of legal asset retirement costs that TXU Energy is currently recovering, as Oncor recovers regulated decommissioning fees from retail electric providers on behalf of TXU Energy, and will be deferring such differences as part of the regulatory cost-recovery process.

      On a pro forma basis, prior to deregulation in January 2002, TXU Corp.'s earnings for the years ended December 31, 2001 and 2000 would not have been impacted by the adoption of SFAS No. 143. Assuming SFAS No. 143 had been adopted at the beginning of the periods, earnings for the year ended December 31, 2002 and the three months ended March 31, 2002, would have increased by $6.5 million and $1.5 million, respectively, and the liability for asset retirement obligations as of December 31, 2001, March 31, 2002, and December 31, 2002, would have been $522 million, $531 million and $554 million, respectively.

3.    DISCONTINUED OPERATIONS

      The following summarizes the historical consolidated financial information of TXU Europe reported as discontinued operations:

                                                            Three Months Ended
                                                             March 31, 2002
                                                            ------------------

Operating revenues......................................            $1,510
Operating costs and expenses............................             1,445
Other deductions-- net..................................                 3
Interest income.........................................                (6)
Interest expense and other charges......................                83
                                                                    ------
Loss before income taxes................................               (15)
Income tax benefit......................................               (13)
                                                                    ------
    Loss from discontinued operations ..................            $   (2)
                                                                    ======

      Additional legal, audit and administrative expenses of $4 million ($3 million after-tax) related to TXU Europe were accrued in the three months ended March 31, 2003.

4.    FINANCING ARRANGEMENTS

      Credit Facilities -- At March 31, 2003, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of approximately $1.0 billion and commercial paper (in Australia) of $24 million. Weighted average interest rates on short-term borrowings were 2.84% and 2.60% at March 31, 2003 and December 31, 2002, respectively.

      During the first quarter of 2003, $1.3 billion in outstanding short-term borrowings were repaid with proceeds from the issuance of long-term debt in March 2003 and cash flows from operations.

      At March 31, 2003, TXU Corp. and its subsidiaries had credit facilities (some of which provide for long-term borrowings) as follows:

                                                                                            At March 31, 2003
                                                                            --------------------------------------------------
                                                         Authorized          Facility    Letters of     Cash
Facility                               Expiration Date   Borrowers             Limit       Credit    Borrowings   Availability
--------                               ---------------   ---------             -----       ------    ----------   ------------
364-Day Revolving Credit Facility      April 2003        US Holdings, TXU
                                                           Energy, Oncor      $ 1,000      $  152      $  500       $  348
364-Day Senior Secured Credit Facility December 2003     Oncor                    150          --          --          150

Five -Year Revolving Credit Facility   February 2005     US Holdings            1,400         371          --        1,029
Three-Year Revolving Credit Facility   May 2005          TXU Corp.                500          --         500           --
                                                                              -------      ------      ------       ------
      Total North America                                                     $ 3,050      $  523      $1,000       $1,527

Senior Facility (a)                    October 2004      TXU Australia        $ 1,052      $   --      $  850       $  198
Working Capital Facility               October 2003      TXU Australia             60          --          18           42
Standby Facility (a)                   December 2003     TXU Australia             20          --          --           --
                                                                              -------      ------      ------       ------
      Total Australia                                                         $ 1,132      $   --      $  868       $  240


(a) Commercial paper borrowings totaling $24 million at March 31, 2003 were supported by the Standby Facility ($20 million) and the Senior Facility ($4 million).

      In April 2003, all outstanding cash borrowings under the North
America credit facilities were repaid. A new $450 million revolving credit facility was established for TXU Energy and Oncor that matures on February 25, 2005. The new facility will be used for working capital and other general corporate purposes, including commercial paper backup and letters of credit, and replaces the $1 billion 364-day revolving credit facility that expired in April 2003. Up to $450 million of letters of credit may be issued under the facility.

      In connection with the restructuring of the North America credit facilities of TXU Corp. and its subsidiaries in April 2003:

       o Oncor cancelled its undrawn $150 million secured 364-day credit facility that was scheduled to expire in December 2003.

       o US Holdings replaced TXU Corp. as the borrower under the $500 million three-year revolving credit facility. Concurrently, the facility was reduced to $400 million and TXU Corp. entered into additional separate revolving credit facilities of $45 million and $55 million, each of which expires on May 1, 2005.

       o US Holdings' $1.4 billion five-year revolving credit facility was amended. Among other things, the amendment increased the amount of letters of credit allowed to be issued under the facility to $1 billion from $500 million.

      As a result of the repayments and other activities discussed above, TXU Corp. and its North America subsidiaries' credit facilities as of May 13, 2003 were as follows:


                                                                                             At May 13, 2003
                                                                            --------------------------------------------------
                                                         Authorized          Facility    Letters of     Cash
Facility                               Expiration Date   Borrowers             Limit       Credit    Borrowings   Availability
--------                               ---------------   ---------             -----       ------    ----------   ------------

Five-Year Revolving Credit Facility    February 2005     US Holdings          $ 1,400      $  377      $   --       $1,023
Revolving Credit Facility              February 2005     TXU Energy, Oncor        450          --          --          450
Three-Year Revolving Credit Facility   May 2005          US Holdings              400          --          --          400
Revolving Credit Facility              May 2005          TXU Corp.                 55          --          --           55
Revolving Credit Facility              May 2005          TXU Corp.                 45          --          --           45
                                                                              -------      ------      ------       ------
      Total North America                                                     $ 2,350      $  377      $   --       $1,973


      Australia's credit facilities were not affected by the above refinancings.

      In addition to providing back-up of commercial paper issuance by TXU Energy and Oncor, the North America facilities above are for general corporate and working capital purposes, including providing collateral support for TXU Energy portfolio management activities. At March 31, 2003 and May 13, 2003, there was no outstanding commercial paper under these programs.

      Long-Term Debt -- At March 31, 2003 and December 31, 2002, the long-term debt of TXU Corp. and its consolidated subsidiaries consisted of the following:


                                                                                           March 31,  December 31,
                                                                                           ---------  ------------
                                                                                              2003         2002
TXU Energy                                                                                    ----         ----
----------
  Pollution Control Revenue Bonds:
    Brazos River Authority:
    Floating Taxable Series 1993 due June 1, 2023....................................       $    --      $    44
    4.900% Fixed Series 1994A due May 1, 2029(c).....................................            39           39
    5.400% Fixed Series 1994B due May 1, 2029(c).....................................            39           39
    5.400% Fixed Series 1995A due April 1, 2030(c)...................................            50           50
    5.050% Fixed Series 1995B due June 1, 2030(c)....................................           118          118
    4.800% Fixed Series 1999A due April 1, 2033(c)...................................           111          111
    6.750% Fixed Series 1999B due September 1, 2034(c)...............................            16           16
    7.700% Fixed Series 1999C due March 1, 2032(c)...................................            50           50
    4.950% Fixed Series 2001A due October 1, 2030(c).................................           121          121
    4.750% Fixed Series 2001B due May 1, 2029(c).....................................            19           19
    5.750% Fixed Series 2001C due May 1, 2036(c).....................................           274          274
    4.250% Fixed Series 2001D due May 1, 2033(c).....................................           271          271
    1.500% Floating Taxable Series 2001F due December 31, 2036(d)....................            39           39
    1.500% Floating Taxable Series 2001G due December 31, 2036(d)....................            72           72
    1.360% Floating Taxable Series 2001H due December 31, 2036(d)....................            31           31
    1.310% Floating Taxable Series 2001I due December 31, 2036(d)....................            63           63
    1.250% Floating Series 2002A due May 1, 2037(d)..................................            61           61
    6.750% Fixed  Series 2003A due April 1, 2038(c)..................................            44           --

    Sabine River Authority of Texas:
    6.450% Fixed Series 2000A due June 1, 2021.......................................            51           51
    5.500% Fixed Series 2001A due May 1, 2022(c).....................................            91           91
    5.750% Fixed Series 2001B due May 1, 2030(c).....................................           107          107
    4.000% Fixed Series 2001C due May 1, 2028(c).....................................            70           70
    1.500% Floating Taxable Series 2001D due December 31, 2036(d)....................            12           12
    1.360% Floating Taxable Series 2001E due December 31, 2036(d)....................            45           45

    Trinity River Authority of Texas:
    4.900% Fixed Series 2000A due May 1, 2028(c).....................................            14           14
    5.000% Fixed Series 2001A due May 1, 2027(c).....................................            37           37

    Other:
    7.000% Fixed Senior Notes - TXU Mining Company LP due May 1, 2003................            72           72
    6.875% Fixed Senior Notes - TXU Mining Company LP due August 1, 2005.............            30           30
    9.000% Fixed Exchangeable Subordinated Notes due November 22, 2012...............           750          750
    6.125% Fixed Senior Notes due March 15, 2008.....................................           250           --
    7.000% Fixed Senior Notes due March 15, 2013.....................................         1,000           --
    Capital lease obligations........................................................            10           10
    Other............................................................................             8            8
    Unamortized premium and discount.................................................          (116)        (110)
                                                                                             ------       ------
        Total TXU Energy ............................................................         3,849        2,605
                                                                                             ------       ------

US Holdings
-----------
    7.170% Fixed Senior Debentures due August 1, 2007................................            10           10
    9.556% Fixed Notes due in bi-annual installments through December 4, 2019........            73           73
    8.254% Fixed Notes due in quarterly installments through December 31, 2021.......            67           68
    2.150% Floating Rate Junior Subordinated Debentures, Series D due January 30,
      2037(a)........................................................................             1            1
    8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037.......             8            8
                                                                                             ------       ------
        Total US Holdings ...........................................................           159          160
                                                                                             ------       ------

                                                                                           March 31,   December 31,
                                                                                           ---------   ------------
                                                                                              2003         2002
                                                                                              ----         ----
Oncor
-----
    9.530% Fixed Medium Term Secured Notes due January 30, 2003......................            --            4
    9.700% Fixed Medium Term Secured Notes due February 28, 2003.....................            --           11
    6.750% Fixed First Mortgage Bonds due March 1, 2003..............................            --          133
    6.750% Fixed First Mortgage Bonds due April 1, 2003..............................            70           70
    8.250% Fixed First Mortgage Bonds due April 1, 2004..............................           100          100
    6.250% Fixed First Mortgage Bonds due October 1, 2004............................           121          121
    6.750% Fixed First Mortgage Bonds due July 1, 2005...............................            92           92
    7.875% Fixed First Mortgage Bonds due March 1, 2023..............................           224          224
    8.750% Fixed First Mortgage Bonds due November 1, 2023...........................            --          103
    7.875% Fixed First Mortgage Bonds due April 1, 2024..............................           133          133
    7.625% Fixed First Mortgage Bonds due July 1, 2025...............................           215          215
    7.375% Fixed First Mortgage Bonds due October 1, 2025............................           178          178
    6.375% Fixed Senior Secured Notes due May 1, 2012................................           700          700
    7.000% Fixed Senior Secured Notes due May 1, 2032................................           500          500
    6.375% Fixed Senior Secured Notes due January 15, 2015...........................           500          500
    7.250% Fixed Senior Secured Notes due January 15, 2033...........................           350          350
    5.000% Fixed Debentures due September 1, 2007....................................           200          200
    7.000% Fixed Debentures due September 1, 2022....................................           800          800
    Unamortized premium and discount and fair value adjustments......................           (32)         (35)
                                                                                             ------       ------
        Total Oncor..................................................................         4,151        4,399
                                                                                             ------       ------

TXU Gas
-------
    6.250% Fixed Notes due January 1, 2003...........................................            --          125
    6.375% Fixed Notes due February 1, 2004..........................................           150          150
    7.125% Fixed Notes due June 15, 2005.............................................           150          150
    6.564% Fixed Remarketed Reset Notes due January 1, 2008..........................           125          125
    Unamortized premium and discount and fair value adjustments......................             1            1
                                                                                            -------      -------
        Total TXU Gas ...............................................................           426          551
                                                                                            -------      -------

TXU Australia
-------------
    5.570% Floating Notes due October 30, 2003(b)....................................            18           17
    5.222% Floating Notes due September 21, 2007(b)..................................           165          155
    5.763% Floating Note, Tranche A Facility due October 26, 2004(b).................            24           23
    5.760% Floating Note, Tranche A Facility due October 26, 2004(b).................            75          142
    5.710% Floating Note, Tranche B Facility due October 26, 2004(b).................           120          113
    5.723% Floating Note, Tranche B Facility due October 26, 2004(b).................            36           34
    5.740% Floating Note, Tranche B Facility due October 26, 2004(b).................            66           62
    5.710% Floating Note, Tranche B Facility due October 26, 2004(b).................            78           73
    5.832% Floating Note, Tranche C Facility due October 26, 2004(b).................           331          311
    5.907% Floating Note, Tranche C Facility due October 26, 2004(b).................           120          113
    7.000% Fixed Medium Term Notes due September 22, 2005............................           120          113
    5.260% Floating Senior Notes due December 1, 2006(b).............................           217          203
    5.510% Floating Senior Notes due December 1, 2016(a).............................            74           70
    Unamortized premium and discount and fair value adjustments......................            81           99
                                                                                             ------       ------
        Total TXU Australia..........................................................         1,525        1,528
                                                                                             ------       ------


                                                                                          March 31,   December 31,
                                                                                          ---------   ------------
                                                                                            2003          2002
                                                                                            ----          ----
Corporate and Other
    8.830% Fixed Senior Secured Notes due August 15, 2004 (e).......................           810           --
    7.270% to 8.640%  Fixed Mortgage Notes due December 20, 2013 (e)................            18           --
    6.375% Fixed Senior Notes Series B due October 1, 2004..........................           175          175
    6.375% Fixed Senior Notes Series C due January 1, 2008..........................           200          200
    5.520% Fixed Senior Notes Series D due August 16, 2003..........................           323          323
    4.050% Fixed Senior Notes Series E due August 16, 2004..........................             2            2
    6.375% Fixed Senior Notes Series J due June 15, 2006............................           800          800
    4.750% Fixed Senior Notes Series K due November 16, 2006 (equity-linked)........           500          500
    5.450% Fixed Senior Notes Series L due November 16, 2007 (equity-linked)........           500          500
    5.800% Fixed Senior Notes Series M due May 16, 2008 (equity-linked).............           440          440
    6.000% Fixed Telecom Overfund Trust Debt due bi-annually through August 15, 2004           135          178
    11.98% Floating Notes due monthly through October 31, 2007 (a)..................             4            4
    8.820% Building Financing due bi-annually through February 11, 2022.............           135          140
    Capital Lease Obligation (e)....................................................             3           --
    Unamortized premium and discount................................................            43           50
                                                                                            ------       ------
         Total Corporate and Other..................................................         4,088        3,312
                                                                                            ------       ------

    Total TXU Corp. consolidated....................................................        14,198       12,555

    Less amount due currently.......................................................           739          958
                                                                                            ------       ------

    Total Long-Term Debt............................................................       $13,459      $11,597
                                                                                           =======      =======

    NOTES:
    (a) Interest rates in effect at March 31, 2003. (b) Interest rates fixed by swaps at March 31, 2003.
    (c) These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date.
        On such date, a new interest rate and interest rate period will be reset for the bonds.
    (d) Interest rates in effect at March 31, 2003. These series are in a flexible or weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit. Series in the flexible mode will be remarketed for periods of less than 270 days.
    (e) These obligations relate to Pinnacle. See Basis of Presentation in
        Note 1 for discussion of Pinnacle consolidation.

      In January 2003, TXU Gas redeemed, at par value, $125 million principal amount 6.25% Notes at maturity. TXU Gas used cash advances from TXU Corp. and cash on hand to fund the redemption of these notes.

      In early March 2003, TXU Energy issued $1.25 billion aggregate principal amount of senior unsecured notes in two series in a private placement with registration rights. One series in the amount of $250 million is due March 15, 2008, and bears interest at the annual rate of 6.125%, and the other series in the amount of $1 billion is due March 15, 2013, and bears interest at the annual rate of 7%. Net proceeds from the issuance were used for general corporate purposes, including the repayment of borrowings under credit facilities.


      In March 2003, Oncor redeemed all ($103 million principal amount) of its First Mortgage and Collateral Trust Bonds, 8.75% Series due November 1, 2023, at 104.01% of the principal amount thereof, plus accrued interest to the redemption date.

      In March 2003, Oncor redeemed all ($133 million principal amount) of its First Mortgage Bonds, 6.75% Series, at the maturity date for par value plus accrued interest. A restricted cash deposit of $138 million was utilized to fund the redemption.

      In March 2003, the Brazos River Authority issued $44 million aggregate principal amount of pollution control revenue bonds for TXU Energy. The bonds will bear interest at the annual rate of 6.75% until the mandatory tender date of April 1, 2013. On April 1, 2013, the bonds will be remarketed. Proceeds from the issuance of the bonds were used to refund the entire principal amount of Brazos River Authority Series 1993 pollution control revenue bonds due June 1, 2023.

      In March 2003, the Brazos River Authority Series 1999B and 1999C pollution control revenue bonds (aggregate principal amount of $66 million) were converted from a floating rate mode to a multiannual mode at annual rates of 6.75% and 7.7%, respectively. These rates will remain in effect until 2013 at which time they will be remarketed and the 1999C bonds will be callable.

      In April 2003, the Brazos River Authority Series 1999A pollution control revenue bonds were remarketed. The bonds now bear interest at a fixed annual rate of 7.70% and are callable beginning on April 1, 2013 at a price of 101% until March 31, 2014 and at 100% thereafter.

      In April 2003, Oncor redeemed all ($70 million principal amount) of its First Mortgage Bonds, 6.75% Series, at the maturity date for par value plus accrued interest. The remaining restricted cash deposit of $72 million was utilized to fund the redemption.

      On May 1, 2003, $72 million principal amount of the 7% TXU
Mining Company LP (TXU Mining) fixed rate senior notes were repaid on maturity.

      Australia -- At March 31, 2003, TXU Australia had A$505 million ($303 million) in medium-term notes outstanding, of which interest and principal payments associated with A$475 million ($285 million) were guaranteed under a policy of insurance. The medium-term notes have three tranches consisting of fixed and variable rates of which A$30 million ($18 million) is due October 2003 and the remainder is due between September 2005 and September 2007.

      Sale of Receivables -- Certain subsidiaries of TXU Corp. sell trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Corp., which sells undivided interests in accounts receivable it purchases to financial institutions. As of March 31, 2003, TXU Energy (through certain subsidiaries), Oncor and TXU Gas are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of March 31, 2003, $1.2 billion face amount of receivables were sold to TXU Receivables Company under the program in exchange for cash of $302 million and $907 million in subordinated notes, with $5 million of losses on sales for the three months ended March 31, 2003 that principally represents the interest costs on the underlying financing. These losses approximated 6% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Funding under the program decreased from $406 million at December 31, 2002 to $302 million at March 31, 2003 primarily due to reserve requirements which apply factors from the prior 12-month period in determining the current period reserve. This period reflects the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and the Electric Reliability Council of Texas (ERCOT) for clearing customers switching and billing data upon the transition to competition.

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

      In October 2002, the program was amended to extend the program to July 2003, to provide for reserve requirement adjustments as the quality of the portfolio changes and to provide for adjustments to reduce receivables in the program by the related amounts of customer deposits held by originators. In February 2003, the program was amended to allow receivables that are 31-90 days past due into the program. TXU Corp. intends to extend the program upon expiration in July 2003.

      Contingencies Related to Receivables Program -- Although TXU
Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

      1) the credit rating for the long-term senior debt securities of all originators and the parent guarantor, if any, declines below BBB- by Standard & Poor's (S&P) or Baa3 by Moody's; or
      2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination.

      The delinquency and dilution ratios exceeded the relevant thresholds during the first quarter of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customer switching and billing data. The billing delays have been resolved but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new provider of last resort (POLR) rules by the Public Utility Commission of Texas (Commission) and strengthened credit and collection policies and practices are expected to bring the ratios into consistent compliance with the program.

      Under the receivables sale program, all originators are required to maintain a `BBB-' (S&P) and a `Baa3' (Moody's) rating or better (or supply a parent guarantee with a similar rating). A downgrade below the required ratings for an originator would prevent that originator from selling its accounts receivable under the program. If all originators and the parent guarantor, if any, are downgraded so that there are no eligible originators, the facility would terminate.

      The accounts receivable program also contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services Company each have a cross default threshold of $50,000. If either an originator, TXU Business Services Company or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of TXU Corp. and its consolidated subsidiaries contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. TXU Energy's exchangeable subordinated notes also limit its incurrence of additional indebtedness unless a leverage ratio and interest coverage test are met on a pro forma basis. As of March 31, 2003, TXU Corp. and its subsidiaries were in compliance with all such applicable covenants.

      Certain financing and other arrangements of TXU Corp. and its subsidiaries contain provisions that are specifically affected by changes in credit ratings and also include cross default provisions. The material cross default provisions are described below.

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

      TXU Corp.'s $45 million and $55 million revolving facilities, which provide back-up for any Oncor and TXU Energy commercial paper issuances, contain a cross default provision with respect to any default by TXU Corp. or any US subsidiary thereof in respect of any indebtedness in a principal amount in excess of $50 million. A default by TXU Australia would not trigger the cross default provision contained in these facilities.

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross default under the $1.4 billion US Holdings five-year revolving credit facility, the $400 million US Holdings credit facility, the $68.1 million US Holdings letter of credit reimbursement and credit facility agreement and $102 million of TXU Mining senior notes (which have a $1 million threshold).

      A default by TXU Energy or Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million or more would result in a cross default for such party under the TXU Energy/Oncor $450 million revolving credit facility. Under this credit facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy, but not as to Oncor. Also, under this credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facility as to Oncor, but not as to TXU Energy.

      A default or similar event under the terms of TXU Energy's exchangeable subordinated notes (or any security of TXU Energy or its subsidiaries issued directly or indirectly upon the conversion, exchange or extension (in whole or in part) of such notes) that results in the acceleration (or other mandatory repayment prior to the maturity date) of such notes or such other security or the failure to pay such notes or such other security at maturity would result in a default under TXU Energy's $1.25 billion senior unsecured notes.

      TXU Corp.'s 6% Notes due 2003 to 2004, which are held by the Pinnacle Overfund Trust ($135 million outstanding at March 31, 2003) and Pinnacle's 8.83% Senior Secured Notes due 2004 ($810 million outstanding at March 31, 2003) contain cross default provisions relating to a failure to pay principal or interest on indebtedness of TXU Corp. or TXU Communications Ventures Company (in the case of the 8.83% Senior Secured Notes due 2004) in a principal amount of $50 million or above.

      TXU Energy has entered into certain mining and equipment leasing arrangements aggregating $124 million that would terminate upon the default of any other obligations of TXU Energy owed to the lessor. In the event of a default by TXU Mining, a subsidiary of TXU Energy, on indebtedness in excess of $1 million, a cross default would result under the $31 million TXU Mining leveraged lease and the lease would terminate.

      A default by TXU Gas or any of its material subsidiaries on indebtedness of $25 million or more would result in a cross default under the $300 million TXU Gas senior notes due 2004 and 2005.

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

5.    TRUST SECURITIES

      TXU Corp. or Subsidiary Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trusts, Each Holding Solely Junior Subordinated Debentures of TXU Corp. or Related Subsidiary (Trust Securities)-- The statutory business trust subsidiaries had Trust Securities and trust assets outstanding as follows:

                                             Trust Securities                                        Maturity
                          --------------------------------------------------       Trust Assets       --------
                                Units (000's)                Amount                   Amount
                          ------------------------  ------------------------
                           March 31,  December 31,  March 31,   December 31,  March 31,  December 31,
                             2003         2002         2003         2002        2003        2002
                             ----         ----         ----         ----        ----        ----
TXU Corp.
---------

TXU Corp. Capital I
   (7.25% Series).....       9,200       9,200        $223         $ 223       $237        $237          2029
TXU Corp. Capital II
   (8.70% Series).....       6,000       6,000         145           145        155         155          2034
                            ------      ------        ----         -----       ----        ----
   Total TXU Corp.....      15,200      15,200         368           368        392         392
                            ------      ------        ----         -----       ----        ----

TXU Gas
-------
TXU Gas Capital I
   (Floating Rate Trust
    Securities)(a)....         150         150         147           147        155         155          2028
                            ------      ------        ----         -----       ----        ----

   Total..............      15,350      15,350        $515         $ 515       $547        $547
                            ======      ======        ====         =====       ====        ====

(a) Interest rate swaps effectively fix the rate on $100 million of the TXU Gas Floating Rate Trust Securities at 6.629% and at 6.444% on the remaining $50 million of the Trust Securities to July 1, 2003.

      Each parent company owns the common trust securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of such trust's securities.

6.    SHAREHOLDERS' EQUITY


                                                                                   March 31,    December 31,
                                                                                     2003            2002
                                                                                   -------         ------
     Shareholders' equity:
       Preferred stock - not subject to mandatory redemption...........            $  300          $  300
                                                                                   ------          ------
       Common stock without par value:
          Authorized shares:  1,000,000,000
          Outstanding shares:  March 31, 2003 -- 322,155,194
            and December 31, 2002-- 321,974,000 .......................                10           7,995
       Additional paid in capital......................................             8,097             111
       Retained deficit................................................            (2,899)         (2,900)
       Accumulated other comprehensive loss............................              (418)           (440)
                                                                                   -------         -------
            Total common stock equity..................................             4,790           4,766
                                                                                   ------          ------

              Total shareholders' equity...............................            $5,090          $5,066
                                                                                   ======          ======

      Under Texas law, TXU Corp. may only declare dividends out of surplus, which is statutorily defined as total shareholders' equity less the book value of common stock and preferred stock (stated capital). The write-off in 2002 of TXU Corp.'s investment in TXU Europe resulted in negative surplus as of December 31, 2002. Texas law permits, subject to the receipt of shareholder approval, the reclassification of stated capital into surplus. TXU Corp. received such shareholder approval of this reclassification in a special meeting of shareholders held February 14, 2003. Accordingly, approximately $8.0 billion was reclassified from stated capital to additional paid-in capital, resulting in surplus of $4.78 billion at March 31, 2003.

      Additional paid-in capital includes $109 million and $111 million of discount on the 9% Fixed Enchangeable Subordinated Notes of TXU Energy at March 31, 2003 and December 31, 2002, respectively.

      The Board of Directors of TXU Corp., at its February 2003 meeting, declared a quarterly dividend of $0.125 a share, payable April 1, 2003, to shareholders of record on March 7, 2003. Future dividends may vary depending upon TXU Corp.'s profit levels, operating cash flows and capital requirements as well as financial and other business conditions existing at the time.

      The mortgage of Oncor restricts its payment of dividends to the amount of its retained earnings. Certain other debt instruments and preferred securities of TXU Corp.'s subsidiaries contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At March 31, 2003, there were no restrictions on the payment of dividends under these provisions.

7.    CONTINGENCIES

      Guarantees -- TXU Corp. has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Project development guarantees -- In 1990, TXU Corp. repurchased an electric co-op's minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op's indebtedness to the US government for the facilities. TXU Corp. is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. TXU Corp. guaranteed the co-op's payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op's rights under the agreement, and such payments would then be owed directly by TXU Corp. At March 31, 2003, the balance of the indebtedness was $140 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

      Residual value guarantees in operating leases -- TXU Corp. is the lessee under various operating leases that obligate it to guarantee the residual values of the leased facilities. At March 31, 2003, the aggregate maximum amount of residual values guaranteed was approximately $299 million with an estimated residual recovery of approximately $222 million. The average life of the lease portfolio is approximately nine years.

      Shared saving guarantees -- TXU Corp. has guaranteed that certain customers will realize specified annual savings resulting from energy management services it has provided. In aggregate, the average annual savings has exceeded the annual savings guaranteed. The maximum potential annual payout is approximately $9 million and the maximum total potential payout is approximately $56 million. The fair value of guarantees issued during the three months ended March 31, 2003 was $1.8 million with a maximum potential payout of $42 million. The average remaining life of the portfolio is approximately five years.

      Standby letters of credit -- TXU Corp. has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $523 million of letters of credit were outstanding at March 31, 2003 to support existing floating rate pollution control revenue bond debt of approximately $432 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2003 and 2004; however, TXU Corp. intends to provide from either existing or new facilities for the extension, renewal or substitution of these letters of credit to the extent required for such floating rate debt or their remarketing as fixed rate debt. In April 2003, approximately $173 million of the $523 million of letters of credit referenced above were terminated as a result of the refinancing of approximately $110 million of floating rate pollution control revenue bonds.

      TXU Corp. has outstanding letters of credit in the amount of $111 million to support portfolio management margin requirements in the normal course of business. As of March 31, 2003, approximately 78% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the second year.

      TXU Corp. has an outstanding letter of credit in the amount of $34 million as support for a subordinated loan related to a pipeline construction project in Australia. The obligation expires on January 31, 2005.

      TXU Australia has outstanding letters of credit in the amount of approximately $57 million, primarily to allow participation in the electricity and gas spot markets. Although the average life of these guarantees is for approximately one year, the obligation to provide guarantees is ongoing based on TXU Australia's continued participation in the electricity and gas spot markets.

      Surety bonds -- TXU Corp. has outstanding surety bonds of approximately $48 million to support performance under various subsidiary construction contracts in the normal course of business. The term of the surety bond obligations is approximately two years.

      Other -- TXU Corp. has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $16 million at March 31, 2003, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5.50% to 7%. TXU Corp. is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TXU Corp. In addition, TXU Corp. is obligated to pay certain variable costs of operating and maintaining the reservoirs. TXU Corp. has assigned to a municipality all its contract rights and obligations in connection with $19 million remaining principal amount of bonds at March 31, 2003, issued for similar purposes, which had previously been guaranteed by TXU Corp. TXU Corp. is, however, contingently liable in the unlikely event of default by the municipality.

      In 1992, a discontinued engineering and construction business of TXU Gas completed construction of a plant, the performance of which is warranted through 2008. The maximum contingent liability under the guarantee is $92 million. No claims have been asserted under the guarantee and none are anticipated.

      Income Tax Contingencies -- On its United States federal income tax return for calendar year 2002, TXU Corp. claimed a deduction related to the worthlessness of TXU Corp.'s investment in TXU Europe, the tax benefit of which is now expected to be $983 million. The previous estimate of the tax benefit was $1.2 billion. While TXU Corp. believes that its tax reporting for the TXU Europe write-off was proper, there is a risk that the Internal Revenue Service could challenge TXU Corp.'s position regarding this deduction. As previously reported, TXU Corp. has not recognized in book income any tax benefit for the TXU Europe deduction. In the first quarter of 2003, TXU Corp. received a cash refund of $527 million related to the deduction, which may be repaid in the future, with interest, should TXU Corp. not prevail in its position.

      Legal Proceedings -- In October, November and December 2002 and
January 2003, at least twenty-nine lawsuits were filed in or removed to the United States District Court for the Northern District of Texas, and two in the United States District Court for the Eastern District of Texas, against TXU Corp., Erle Nye and Michael J. McNally. Some of the lawsuits also name former officer David W. Biegler as a defendant; however, based on the alleged class period, Mr. Biegler is inappropriately named as a defendant. The plaintiffs seek to represent classes of certain purchasers of TXU Corp. common and preferred stock during specified class periods ranging from January 31, 2002 to October 11, 2002. No class or classes have been certified. The complaints allege violations of the provisions of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 12 of the Securities Act of 1933, as amended (Securities Act), relating to alleged materially false and misleading statements, including statements in prospectuses related to the offering by TXU Corp. of its equity-linked securities and common stock in May and June 2002. The named individual defendants are current or former officers and/or directors of TXU Corp. While TXU Corp. believes the claims are without merit and intends to vigorously defend these lawsuits, it is unable to estimate any possible loss or predict the outcome of these actions.

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

      On November 26, 2002, a lawsuit was filed in the United States
District Court for the Northern District of Texas against TXU Corp. and the directors of TXU Corp. asserting claims under the Employee Retirement Income Security Act (ERISA) on behalf of a putative class of participants in various employee benefit plans of TXU Corp. The plaintiff seeks to represent a class of participants in such plans during the period between January 31, 2002, and October 11, 2002, based on factual allegations substantially the same as the other cases described above pending in the United States District Court for the Northern District of Texas. While TXU Corp. believes the claims are without merit and intends to vigorously defend the lawsuit, it is unable to estimate any possible loss or predict the outcome of this action.

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

      On April 28, 2003, a lawsuit was filed by a former employee of TXU Portfolio Management Company LP (TXU Portfolio Management), in the United States District Court for the Northern District of

Texas, Dallas Division, against TXU Corp., TXU Energy and TXU Portfolio Management. Plaintiff asserts claims under Section 806 of the Sarbanes Oxley-Act of 2002 (Sarbanes-Oxley) arising from plaintiff's employment termination and claims for breach of contract relating to payment of certain bonuses. Plaintiff seeks back pay, payment of bonuses and alternatively, reinstatement or future compensation, including bonuses. TXU Corp. believes the plaintiff's claims are without merit. The plaintiff was terminated as the result of a reduction in force, not as a reaction to any concerns the plaintiff had expressed and plaintiff was not in a position with TXU Portfolio Management such that he had knowledge or information that would qualify the plaintiff to evaluate TXU Corp.'s financial statements or assess the adequacy of TXU Corp.'s financial disclosures. Thus, TXU Corp. does not believe that there is any merit to the plaintiff's claims under Sarbanes-Oxley. Accordingly, TXU Corp., TXU Energy and TXU Portfolio Management intend to vigorously defend the litigation. While TXU Corp., TXU Energy and TXU Portfolio Management dispute the plaintiff's claims, like any litigation, TXU Corp. is unable to predict the outcome of this litigation or the possible loss in the event of an adverse judgment.

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

8.    SEGMENT INFORMATION

      TXU Corp. has three reportable segments: North America Energy, North America Energy Delivery and Australia.

      North America Energy - consists of operations of TXU Energy, which are principally in the competitive Texas market, involving power production, wholesale energy sales, retail energy sales and services, and portfolio management, including risk management and certain trading activities.

      North America Energy Delivery - consists of operations of Oncor and TXU Gas, which are largely regulated, involving the transmission and distribution of electricity and the purchase, transportation, distribution and sale of natural gas in Texas.

      Australia - consists of operations, principally in Victoria and South Australia, involving the generation of electricity, wholesale sales of energy, retail energy sales and services in largely competitive markets, portfolio management and gas storage, as well as regulated electricity and gas distribution.

      Effective with reporting for the three months ended March 31, 2003, results for the North America Energy segment exclude expenses incurred by the US Holdings holding company in order to present the segment on the same basis as the separate reporting for TXU Energy Company LLC and as the results of the business are evaluated by management. The activities of the holding company consist primarily of the servicing of approximately $160 million of debt. Prior year amounts are presented on the revised basis.

      Certain of the business segments provide services or sell products to one or more of the other segments. Generally, such sales are made at prices comparable with those received from nonaffiliated customers for similar products or services. Effective January 1, 2003, TXU Business Services Company billings for such services in Corporate and Other are reflected as allocation of costs. Prior year amounts have been reclassified to conform to this presentation.

                                                       Three Months Ended
                                                            March 31,
                                                        2003        2002
   Operating revenues -
      North America Energy...................         $ 1,806      $1,799
      North America Energy Delivery..........           1,127         838
      Australia..............................             225         212
      Corporate and other ...................              43          30
      Eliminations...........................            (386)       (426)
                                                      -------      ------
        Consolidated.........................         $ 2,815      $2,453
                                                      =======      ======

   Regulated revenues included in
      operating revenues -
      North America Energy ..................         $     -      $    -
      North America Energy Delivery..........           1,127         838
      Australia..............................              20          14
      Corporate and other....................              35          23
      Eliminations...........................            (380)       (419)
                                                      --------     -------
        Consolidated.........................         $   802      $  456
                                                      =======      ======

   Affiliated revenues included in
     operating revenues -
      North America Energy ..................         $     6      $    7
      North America Energy Delivery..........             380         419
      Corporate and other....................               -           -
      Eliminations...........................            (386)       (426)
                                                      -------      -------
        Consolidated.........................         $     -      $    -
                                                      =======      ======

   Income from continuing operations
     before cumulative effect of changes
     in accounting principles -
      North America Energy ..................         $    35      $  187
      North America Energy Delivery..........             110         101
      Australia .............................              27          51
      Corporate and other....................             (66)        (82)
                                                      -------      ------
        Consolidated.........................         $   106      $  257
                                                      =======      ======

9.    SUPPLEMENTARY FINANCIAL INFORMATION

      Regulated Versus Unregulated Operations --

                                                                      Three Months Ended
                                                                          March 31,
                                                                      ------------------
                                                                       2003         2002
                                                                       ----         ----
      Operating revenues:
          Regulated.................................................  $ 1,182       $  875
          Unregulated...............................................    2,019        2,004
          Intercompany sales eliminations - regulated...............     (380)        (419)
          Intercompany sales eliminations - unregulated ............       (6)          (7)
                                                                       ------       ------
               Total operating revenues..............................   2,815        2,453
                                                                       ------       ------
      Costs and operating expenses:
          Cost of energy sold and delivery fees - regulated...........    457          203
          Cost of energy sold and delivery fees - unregulated*........    930          597
          Operating costs - regulated.................................    212          187
          Operating costs - unregulated...............................    217          178
          Depreciation and amortization - regulated...................    100           91
          Depreciation and amortization - unregulated.................    127          129
          Selling, general and administrative expenses - regulated....     41           41
          Selling, general and administrative expenses - unregulated..    221          297
          Franchise and revenue-based taxes - regulated...............     74           79
          Franchise and revenue-based taxes - unregulated.............     37           39
          Other income................................................    (14)          (7)
          Other deductions............................................     20           47
          Interest income.............................................    (10)          (8)
          Interest expense and other charges..........................    254          216
                                                                        -----       ------
               Total costs and expenses...............................  2,666        2,089
                                                                        -----       ------
      Income from continuing operations before income taxes and
          cumulative effect of changes accounting principles.......... $  149       $  364
                                                                       ======       ======

      --------------
         *Includes cost of fuel consumed of $425 million in 2003 and $270 million in 2002. The balance represents energy purchased for resale and delivery fees.

      The operations of the North America Energy segment are included above as unregulated, as the Texas market is now open to competition. However, retail pricing to residential and small business customers in its historical service territory continues to be subject to certain price controls.

      Other Income and Deductions --

                                                                    Three Months Ended
                                                                        March 31,
                                                                    ------------------
                                                                     2003         2002
                                                                     ----         ----
      Other income:
          Net gain on sale of businesses and other properties.       $  6         $  1
          Lignite coal royalties..............................          -            2
          Unrealized foreign exchange gain on Australian dollar
              denominated note receivable.....................          5            -
          Allowance for funds used during construction........          1            1
          Other...............................................          2            3
                                                                     ----         ----
               Total other income.............................       $ 14         $  7
                                                                     ====         ====
      Other deductions:
          Equity in losses of unconsolidated entities.........       $ 16         $ 14
          Loss on retirement of debt..........................          -           26
          Charges related to sold business....................          -            3
          Other...............................................          4            4
                                                                     ----         ----
               Total other deductions.........................       $ 20         $ 47
                                                                     ====         ====

      Interest Expense and Related Charges --

                                                                    Three Months Ended
                                                                          March 31,
                                                                    ------------------
                                                                     2003         2002
                                                                     ----         ----

Interest...................................................          $ 233        $ 198
Distributions on mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated company:
      TXU Corp. obligated...................................             8            8
      Subsidiary obligated..................................             2            2
Preferred stock dividends of subsidiaries...................             3            3
Amortization of debt discounts, premiums and issuance cost..            11            8
Allowance for borrowed funds used during construction
   and capitalized interest.................................            (3)          (3)
                                                                     -----        -----
        Total interest expense and other related charges....         $ 254        $ 216
                                                                     =====        =====

      Regulatory Assets and Liabilities --

                                                                     March 31,    December 31,
                                                                       2003            2002
                                                                     -------         ------
Regulatory Assets:
Generation-related regulatory assets subject to securitization       $1,652          $1,652
Securities reacquisition costs.............................             125             124
Recoverable deferred income taxes - net....................              69              76
Other regulatory assets....................................             300             217
                                                                     ------          ------
  Total regulatory assets..................................           2,146           2,069
                                                                     ------          ------

Regulatory Liabilities:
Liability related to excess mitigation credit..............             125             170
ITC and protected excess deferred taxes....................              96              99
Other regulatory liabilities...............................               2              28
                                                                     ------          ------
  Total regulatory liabilities.............................             223             297
                                                                     ------          ------

  Net regulatory assets....................................          $1,923          $1,772
                                                                     ======          ======

      Included above are assets of $1.9 billion at March 31, 2003 and $1.8 billion at December 31, 2002, that were not earning a return. Of the assets not earning a return, $1.652 billion is expected to be recovered over the term of the securitization bonds expected to be issued by Oncor in 2003 and 2004 pursuant to the regulatory settlement plan approved by the Commission. All other regulatory assets have a remaining recovery period of 13 to 48 years.

      Included in other regulatory assets as of March 31, 2003 was $57 million related to nuclear decommissioning liabilities. (See Note 2 for a discussion of the accounting impact of recording asset retirement obligations.)

      Restricted Cash -- At March 31, 2003, approximately $72 million of the net proceeds from Oncor's issuance of senior secured notes in December 2002 remained in a trust to pay interest and principal of First Mortgage Bonds of Oncor due on April 1, 2003, and was reported in current assets on the balance sheet. Other restricted cash included $111 million as collateral for letters of credit issued and was reported in investments on the balance sheet.

      Accounts Receivable -- At March 31, 2003 and December 31, 2002, accounts receivable are stated net of allowance for uncollectible accounts of $87 million and $83 million, respectively.

      Accounts receivable included $627 million and $644 million of unbilled revenues at March 31, 2003 and December 31, 2002, respectively.

      Intangible Assets -- SFAS No. 142, "Goodwill and Other Intangible
Assets," became effective for TXU Corp. on January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units, and the discontinuance of goodwill amortization. SFAS No. 142 also requires additional disclosures regarding intangible assets (other than goodwill) that are amortized or not amortized:

                                                  As of March 31, 2003                 As of December 31, 2002
                                             ------------------------------       ----------------------------
                                             Gross                                Gross
                                            Carrying  Accumulated                Carrying Accumulated
                                             Amount   Amortization     Net        Amount  Amortization      Net
                                            --------  ------------    ----       -------- ------------     ----
Amortized intangible assets (included in
 property, plant and equipment):
    Capitalized software..............       $ 563       $ 243        $320          $540       $217        $323
    Land easements....................         195          70         125           195         68         127
    Mineral rights and other..........          32          21          11            32         21          11
                                             -----       -----        ----        ------     ------      ------
          Total.......................       $ 790       $ 334        $456          $767       $306        $461
                                             =====       =====        ====          ====       ====        ====
Unamortized intangible assets -
          Licenses (a)................       $ 336       $  34        $302          $321      $  32        $289
                                             =====       =====        ====          ====      =====        ====

(a) The amortization of indefinite-life licenses was suspended with the adoption of SFAS No. 142.

      Unamortized intangible assets are included with goodwill on the balance sheet.

      Aggregate TXU Corp. amortization expense for intangible assets was $23 million and $22 million for the three months ended March 31, 2003 and 2002, respectively.

      Changes in the carrying amount of goodwill (net of accumulated amortization) for the quarter ended March 31, 2002, are as follows:

                                                            North
                                             North         America
                                             America       Energy                     Corp. and
                                             Energy       Delivery      Australia       Other          Total
                                             ------       --------      ---------       -----          -----

Balance at December 31, 2002..............   $   533        $  331       $    724     $       -     $   1,588
    Goodwill from Pinnacle consolidation
      (net of accumulated amortization of
        $24 million)......................         -             -              -           317           317
    Foreign currency translation effects           -             -             51             -            51
                                             -------        ------       --------     ---------     ---------
Balance at March  31, 2003................   $   533        $  331       $    775     $     317     $   1,956
                                             =======        ======       ========     =========     =========

      At March 31, 2003 and December 31, 2002, goodwill was stated net of accumulated amortization of $220 million and $189 million, respectively.

      Commodity Contracts -- At March 31, 2003 and December 31, 2002, current and noncurrent commodity contract assets totaling $2.0 billion are stated net of applicable credit (collection) and performance reserves totaling $38 million and $44 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

      Inventories by Major Category --

                                              March 31,    December 31,
                                                2003            2002
                                              -------         ------
Materials and supplies.................       $  230          $  227
Fuel stock.............................           88              91
Gas stored underground.................          108             175
                                              ------          ------
    Total inventories..................       $  426          $  493
                                              ======          ======

      Inventories were reduced by $22 million as a result of the rescission of EITF Issue No. 98-10 as discussed in Note 2.

      Property, Plant and Equipment -- At March 31, 2003 and December 31, 2002, property, plant and equipment is stated net of accumulated depreciation and amortization of $11.3 billion and $11.1 billion, respectively.

      As of March 31, 2003, substantially all of Oncor's electric utility property, plant and equipment (with a net book value of $6.1 billion) was pledged as collateral on Oncor's first mortgage bonds and senior secured notes.

      Derivatives and Hedges -- TXU Corp. experienced net hedge ineffectiveness of $6 million, reported as a gain in revenues, for the three months ended March 31, 2003.

      As of March 31, 2003, it is expected that $109 million of after-tax net losses accumulated in other comprehensive income, primarily related to commodities hedges, will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings and cash flows (which would otherwise exist) is mitigated through the use of cash flow hedges.

      Supplemental Cash Flow Information --

      See Note 1 under Basis of Presentation for a summary of the balance sheet impact of the consolidation of Pinnacle, which was a noncash activity.

      See Note 2 for the effects of adopting SFAS No. 143, which was a noncash transaction.

INDEPENDENT ACCOUNTANTS' REPORT



TXU Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Corp. and subsidiaries (TXU Corp.) as of March 31, 2003, and the related condensed statements of consolidated income, comprehensive income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of TXU Corp.'s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of TXU Corp. as of December 31, 2002, and the related statements of consolidated income, comprehensive income, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report (which includes explanatory paragraphs related to the adoption of Statement of Financial Accounting Standards No. 142 and the discontinuance of European operations), dated February 14, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1 to the Notes to Financial Statements, TXU Corp. changed its method of accounting for asset retirement obligations in 2003 in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," changed its method of accounting for certain contracts with the rescission of Emerging Issues Task Force Issue 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," and changed its method of reporting gains and losses on the extinguishment of debt in accordance with requirements of SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections."



DELOITTE & TOUCHE LLP


Dallas, Texas
May 15, 2003

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

      The term "TXU Corp.," refers to TXU Corp. and/or its consolidated subsidiaries, depending on the context.

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

      With respect to the telecommunications joint venture, Pinnacle One (Pinnacle), in late February 2003, TXU Corp. and the joint venture partner (Zenith, an unaffiliated statutory business trust with a bank as its trustee) entered into a Put/Call Agreement that among other provisions, gave TXU Corp. the right to buy from Zenith all of its interests in Pinnacle and Pinnacle's general partner for $150 million in cash. In consideration of the rights accorded TXU Corp. under the agreement and applicable accounting rules, TXU Corp. consolidated the operations of Pinnacle in its financial statements effective March 1, 2003. Previously, TXU Corp. used the equity method of accounting for its investment in Pinnacle. Pinnacle's revenues for the month ended March 31, 2003 were $16 million, and its net loss was $8 million. On a proforma basis for the three months ended March 31, 2003, operating revenues would have been $33 million higher had Pinnacle been consolidated at the beginning of the period. TXU Corp. exercised its right under the Put/Call Agreement and acquired all Zenith's interest on May 13, 2003. On May 14, 2003, TXU Corp. finalized a formal plan to dispose of the telecommunications business by sale. Accordingly, activities of Pinnacle will be reported as discontinued operations.

      TXU Corp. has three reportable segments: North America Energy, North America Energy Delivery and Australia. (See Note 8 to Financial Statements for further information concerning reportable business segments.)

      The following exchange rates have been used to convert foreign currency denominated amounts into United States (US) dollars, unless they were determined using exchange rates on the date of a specific event:

                                                           Income Statements
                                                            (Average Rates)
                                                           -----------------
                                 Balance Sheets
                           -----------------------            Three Months
                                                            Ended March 31,
                           March 31,    December 31,       ---------------
                            2003           2002            2003          2002
                            ----           ----            ----          ----
Australian dollars (A$)    $0.6013        $0.5650        $0.5928       $0.5188


      Dollar amounts in the following tables are stated in millions of US dollars unless otherwise noted.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
-------------------------------------------------------------------------------

      Reference is made to comparisons of results by business segment following the discussion of consolidated results presented below.

      TXU Corp.'s operating revenues increased $362 million, or 15%, to $2.8 billion in 2003. Revenues in the North America Energy Delivery segment rose by $289 million, or 34%, reflecting increases in both the electricity and gas delivery businesses of $12 million and $277 million, respectively. The higher gas delivery revenue reflected the effects of higher gas prices, colder weather and improved rate structures. Revenues in the North America Energy segment increased a nominal $7 million, reflecting a decline in large commercial and industrial retail electric sales volumes and pricing, offset by higher wholesale sales and favorable energy portfolio management activities. Operating revenues rose $13 million, or 6%, in the Australia segment, driven by higher commercial and industrial retail sales volumes and higher pricing.

Gross Margin

                                                                               Three Months Ended
                                                                                      March 31,
                                                                -------------------------------------------------
                                                                                % of                      % of
                                                                   2003        Revenue         2002      Revenue
                                                                   ----        -------         ----      -------

Operating revenues...............................................  $ 2,815         100%        $ 2,453        100%
Costs and expenses:
     Cost of energy sold and delivery fees.......................   1,387          49%            800         32%
     Operating costs.............................................     429          15%            365         15%
     Depreciation and amortization related to operating assets...     207           8%            193          8%
                                                                   ------        -----         ------      -----
Gross margin.....................................................  $  792          28%        $ 1,095         45%
                                                                   ======        =====         ======      =====

      Gross margin decreased $303 million, or 28%, to $792 million in 2003, driven by the North America Energy segment. This decline reflected lower volumes and prices in the large commercial/industrial retail electric business, as well as the effect of higher natural gas costs on fuel and purchased power costs and higher operating costs, partially offset by favorable results from portfolio management activities. Mark-to-market accounting for commodity contracts reduced revenues and gross margin by $27 million in 2003 (as compared to accounting on a settlement basis), and reduced results by $119 million in 2002. Operating costs rose $64 million, or 18%, primarily due to employee severance costs associated with cost reduction initiatives, higher pension and other postemployment costs, increased insurance expenses and higher operating costs in the small strategic retail services business.

      Depreciation and amortization (including amounts shown in the gross margin table above) increased $7 million, or 3%, to $227 million due primarily to investments in systems to support competitive operations and normal replacements of delivery facilities in the North America Energy Delivery segment.

      Effective with the second quarter of 2003, TXU Energy expects to adjust depreciation rates related to its generation facilities based on a review of the remaining estimated depreciable lives of its generation fleet. This change in estimate is anticipated to result in a reduction of approximately $50 million in annual depreciation expense and is due to an extension in the estimated useful life of its nuclear generation facility of approximately 11 years (to 2041), partially offset by higher depreciation expense in lignite and gas facilities.

      Selling, general and administrative (SG&A) expense decreased $76 million, or 22%, to $262 million in 2003. The decrease was driven by lower bad debt expense and cost reductions initiatives. Bad debt expense declined primarily due to the favorable resolution of most billing issues experienced in 2002 in connection with the transition to competition in Texas. Cost reductions, primarily lower staffing and related administrative expenses, were initiated in response to the completion of the transition to competition in Texas, the industry-wide decline in portfolio management activities and the expected deferral of deregulation of energy markets in other states. The effects of these cost reduction initiatives were partially offset by employee severance costs and higher computer software costs and marketing expenses. Favorable comparisons of SG&A expenses are expected to continue over the balance of 2003.

      Franchise and revenue-based taxes decreased $7 million, or 6%, to $111 million in 2003, due primarily to lower retail revenues on which gross receipts taxes are based.

      Other income increased $7 million to $14 million in 2003. The 2003 period includes a net $6 million gain on the sale of certain commercial/industrial retail gas operations and $5 million of unrealized foreign exchange gain on an Australian denominated note receivable.

      Other deductions decreased $27 million to $20 million in 2003. The
2002 period includes a $26 million loss on retirement of debt. Equity losses on unconsolidated subsidiaries, principally Pinnacle (until March 2003), were $16 million in 2003 and $14 million in 2002.

      Interest income rose $2 million, or 25%, to $10 million in 2003. The increase reflected higher cash balances on hand as credit facilities were drawn down in the fourth quarter of 2002 to enhance liquidity.

      Interest expense and other charges increased $38 million, or 18%, to $254 million in 2003, reflecting a $24 million increase due to higher average debt levels, resulting from funds drawn under the credit facilities and the addition of Pinnacle to the balance sheet, an $11 million increase due to higher average interest rates resulting from the replacement of short-term debt with permanent financing, and a $3 million increase due to higher amortization of discount on the TXU Energy exchangeable subordinated notes.

      The effective income tax rate on income from continuing operations before cumulative effect of changes in accounting principles of 28.9% in 2003 was comparable to the 29.4% effective rate in 2002.

      Income from continuing operations before cumulative effect of changes in accounting principles decreased $151 million, or 59%, to $106 million in 2003. This performance reflected a decline of $152 million, or 81%, in the North America Energy segment, due primarily to lower gross margin and higher interest expense, partially offset by lower SG&A expenses. The North America Energy segment results also reflected a $16 million (after-tax) gain, primarily reported in revenues, on the settlement of outstanding counterparty default events and $11 million (after-tax) in severance charges. A decline in the Australia segment of $24 million, or 47%, was offset by growth of $9 million, or 9% in the North America Energy Delivery segment and lower Corporate and Other expenses of $16 million, or 20%. The decline in these expenses was due primarily to the prior period loss on retirement of debt. The segment performances are discussed below. Net pension and postretirement benefit costs reduced net income by $24 million in 2003 and $14 million in 2002.

      The cumulative effect of changes in accounting principles, representing an after-tax charge of $58 million, reflects the rescission of Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," and the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." See Note 2 to Financial Statements for further discussion.

      Diluted earnings per share from continuing operations before cumulative effect of changes in accounting principles available to common shareholders decreased $0.65, or 68%, to $0.30 per share in 2003. Of this decline, $0.28 per share is due to a 43% increase in average shares in the computation and $0.37 per share is due to lower earnings. The increase in average shares reflected the issuance of common stock in August and December 2002 and the dilutive effect of 57.1 million shares issuable in connection with the $750 million of exchangeable subordinated notes issued in November 2002.

      Net income available to common shareholders decreased $210 million, or 84%, to $40 million in 2003. The decline reflected the $58 million charge related to accounting changes and the $151 million earnings decrease before such charge, as discussed above.

COMMODITY CONTRACTS AND MARK-TO-MARKET ACTIVITIES

      The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2003, for continuing operations. The net decrease, excluding "cumulative effect of change in accounting principle" and "other activity" as described below, of $27 million represents the net unfavorable effect of mark-to-market accounting on earnings for the three months ended March 31, 2003. This effect represents the difference between earnings under mark-to-market accounting versus accounting for gains and losses upon settlement of the contracts.

         Balance of net commodity contract assets at December 31, 2002...............  $ 297

         Cumulative effect of change in accounting principle (1) ....................   (75)

         Settlements of positions included in the opening balance (2) ...............   (53)

         Unrealized mark-to-market valuations of positions held at end of period(3)..    26

         Other activity (4)..........................................................   (12)
                                                                                      -----

         Balance of net commodity contract assets at March 31, 2003 ................. $ 183
                                                                                      =====

         --------------------------
(1) Represents a portion of the pre-tax cumulative effect of the rescission of EITF Issue No. 98-10 (see Note 2 to Financial Statements).
(2) Represents unrealized mark-to-market valuations of these positions recognized in earnings as of the beginning of the period.
(3) There were no significant changes in fair value attributable to changes in valuation techniques.
(4) Includes initial values of positions assumed in acquisitions or involving the receipt or payment of cash, or other consideration, such as option premiums, amortization of such positions, the sale of certain retail commercial and industrial gas operations and the impact of currency translation. These activities have no effect on unrealized mark-to-market valuations.

      As a result of guidance provided in EITF Issue No. 02-3,"Issues
Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," TXU Corp. has not recognized origination gains on commercial/industrial retail contracts in 2003. (See Note 1 to Financial Statements.)

      Maturity Table -- Of the net commodity contract asset balance above at March 31, 2003, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years' earnings is $269 million. The offsetting net liability of $85 million included in the March 31, 2003 balance sheet is comprised principally of amounts representing current and prior years' net receipts of cash or other consideration, including option premiums, associated with contract positions, net of any amortization. The following table presents the unrealized mark-to-market balance at March 31, 2003, scheduled by contractual settlement dates of the underlying positions.

                                   Maturity dates of unrealized net mark-to-market balances at March 31, 2003
                                   --------------------------------------------------------------------------
                                    Maturity less                                        Maturity in
                                        than         Maturity of       Maturity of        Excess of
Source of fair value                  1  year         1-3 years         4-5 years           Total       Total
----------------------               ---------      ------------       -----------         -------      -----
Prices actively quoted...........      $     4         $   (1)           $  -            $  -         $     3
Prices provided by other
    external sources.............           96             76              11               2             185
Prices based on models...........           46             15               1              19              81
                                          ----           ----             ---            ----            ----
Total............................         $146           $ 90             $12            $ 21            $269
                                          ====           ====             ===            ====            ====
Percentage of total fair value...           54%            34%              4%              8%            100%

      As the above table indicates, approximately 88% of the unrealized mark-to-market valuations at March 31, 2003 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available through 2005 in the US. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter (OTC) broker quotes are available. OTC quotes for power and natural gas generally extend through 2005 and 2010, respectively, in the US. The "prices based on models" category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled by TXU Corp. as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

SEGMENTS

North America Energy
--------------------

Financial Results


                                                                     Three Months Ended
                                                                          March 31,
                                                                    -------------------
                                                                     2003          2002
                                                                    -----         -----

Operating revenues..........................................       $ 1,806        $ 1,799
                                                                   -------        -------
Costs and expenses:

     Cost of energy sold and delivery fees..................         1,218            941

     Operating costs........................................           193            162

     Depreciation and amortization..........................           113            119

     Selling, general and administrative expenses...........           144            220

     Franchise and revenue-based taxes .....................            28             30

     Other income ..........................................            (8)            (2)

     Other deductions.......................................             2              3

     Interest income........................................            (2)            (9)

     Interest expense and other charges.....................            77             59
                                                                   -------        -------

         Total costs and expenses...........................         1,765          1,523
                                                                   -------        -------
Income before income taxes and cumulative effect of
    changes in accounting principles........................            41            276

Income tax expense..........................................             6             89
                                                                   -------        -------
Income before cumulative effect of changes in accounting
  principles................................................       $    35        $   187
                                                                   =======        =======


North America Energy
--------------------

Segment Highlights



                                                                 Three Months Ended
                                                                       March 31,
                                                                 ------------------
                                                                  2003         2002
                                                                  ----         ----

Operating statistics:

Retail electric sales volumes (Gigawatt hours-GWh)..........    19,398        22,386

Wholesale electric sales volumes (GWh)......................     7,451         6,199

Retail electric customers (end of period & in
  thousands-number of meters)...............................     2,701         2,756

Operating revenues (millions of dollars):

Retail electric:
  Residential...............................................   $   684       $   695
  Commercial and industrial ................................       748         1,050
                                                               -------       -------
     Total..................................................     1,432         1,745
Wholesale electric .........................................       237           146
Wholesale portfolio management activities...................        91           (63)
Other revenues..............................................        46           (29)
                                                               -------       -------
     Total operating revenues...............................   $ 1,806       $ 1,799
                                                               =======       =======

Weather (average for service territory)
      Percent of normal:
        Cooling degree days.................................     50.0%         94.1%
        Heating degree days.................................    106.6%        101.5%

--------------------------
    Weather data is obtained from Meteorlogix, a private company that collects weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
-------------------------------------------------------------------------------

     Effective with reporting for the three months ended March 31, 2003, results for the North America Energy segment exclude expenses incurred by the TXU US Holdings Company (US Holdings) holding company in order to present the segment on the same basis as the separate reporting for TXU Energy Company LLC and as the results of the business are evaluated by management. The activities of the holding company consist primarily of the servicing of approximately $160 million of debt. Prior year amounts are presented on the revised basis.

     Operating revenues for the TXU Energy segment increased a nominal $7 million to $1.8 billion in 2003. Retail electric revenues declined $313 million, or 18%, to $1.4 billion, reflecting a $233 million reduction due to lower volumes and an $80 million reduction due to lower average prices. A 13% decline in overall retail electric sales volumes was primarily due to the effects of increased competitive activity in the large commercial and industrial segment of the market. The price variance primarily reflects lower average commercial and industrial prices, reflecting the effect of large customers remaining on regulated or "standard offer" rates, some into the second quarter of 2002, while evaluating competitive offers before contracting at new lower rates. Wholesale electric revenues increased $91 million, or 62%, to $237 million reflecting a $61 million increase due to higher average prices and a $30 million increase due to higher volumes. Higher wholesale electric prices reflect significantly higher natural gas costs. The increase in wholesale electric volumes reflected a partial shift in the large commercial and industrial customer base from retail to wholesale services. Wholesale portfolio management activities posted a net improvement of $154 million due to the effect of favorable price movements on commodity contract positions.

      Gross Margin

                                                                               Three Months Ended
                                                                                      March 31,
                                                                  -----------------------------------------------
                                                                                % of                        % of
                                                                   2003        Revenue         2002       Revenue
                                                                   ----        -------         ----       -------

Operating revenues.....................................          $ 1,806         100%        $ 1,799        100%
Cost and expenses:
     Cost of energy sold and delivery fees.............            1,218          67%            941         52%
     Operating costs...................................              193          11%            162          9%
     Depreciation and amortization related to operating
         assets........................................              102           6%            101          6%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   293          16%        $   595         33%
                                                                 =======       =====         =======     ======

     Gross margin decreased $302 million, or 51%, to $293 million in 2003. The decrease was driven by the lower volumes and prices in the large commercial/industrial business, as well as the effect of higher natural gas prices on fuel and purchased power costs, which was partially offset by the favorable portfolio management results. Mark-to-market accounting for commodity contracts reduced revenues and gross margin by $23 million in 2003 (as compared to accounting on a settlement basis), and reduced results by $146 million in 2002. Operating costs rose $31 million, or 19%, to $193 million primarily due to employee severance costs associated with cost reduction initiatives, higher pension and other postemployment costs, increased insurance expenses and higher operating costs in the small strategic retail services business.

     The following table analyzes the North America Energy segment's gross margin between its realized and unrealized components:

                                                                   Three Months Ended
                                                                        March 31,
                                                                   ------------------
                                                                   2003          2002
                                                                   ----          ----
Gross margin..................................................   $   293       $   595
Noncash items:
   Unrealized mark-to-market (gain) loss......................        23           146
   Depreciation and amortization related to generation assets.        99            97
   Cash flow hedge ineffectiveness............................        (6)            8
   Other noncash items included in gross margin...............         5           (14)
                                                                  ------        ------
       Gross margin on a cash basis...........................   $   414       $   832
                                                                  ======        ======

     A decrease in depreciation and amortization (including amounts shown in the gross margin table above) of $6 million, or 5%, to $113 million was primarily due to timing of intangible asset amortization expense during the 2002 year.

     Effective with the second quarter of 2003, TXU Energy expects to adjust depreciation rates related to its generation facilities, based on a review of the remaining depreciable lives of its generation fleet. This change in estimate is anticipated to result in a reduction of approximately $50 million in annual depreciation expense and is due primarily to an extension in the estimated useful life of its nuclear generation facility of approximately 11 years (to
2041), partially offset by higher depreciation expense in lignite and gas facilities.

     A decrease in SG&A expenses of $76 million, or 35%, to $144 million reflected lower bad debt expense of $54 million and cost reduction initiatives. Bad debt expense declined primarily due to the favorable resolution of most billing issues experienced in 2002 in connection with the transition to competition in Texas. Cost reductions, primarily lower staffing and related administrative expenses, were initiated in response to the completion of the transition to competition in Texas, the industry-wide decline in portfolio management activities, and the expected deferral of deregulation of energy markets in other states. The effects of these cost reduction initiatives were partially offset by employee severance costs and higher computer software costs and marketing expenses. Favorable comparisons of SG&A expenses are expected to continue over the balance of 2003.

     Franchise and revenue-based taxes declined by $2 million, or 7%, to $28 million due primarily to lower retail revenues on which gross receipts taxes are based.

     Other income increased by $6 million to $8 million, primarily reflecting a net $6 million gain on the sale of certain retail commercial and industrial gas operations.

     Other deductions decreased by $1 million to $2 million, primarily due to lower equity losses from an unconsolidated investment.

     Interest income declined by $7 million, or 78%, to $2 million primarily due to lower average advances to affiliates.

     Interest expense and other charges increased $18 million, or 31%, to $77 million. The increase reflects $8 million due to higher average debt levels, $5 million due to higher interest rates, including credit line fees and $5 million due to higher amortization of discount, primarily the discount on the exchangeable subordinated notes.

     The effective tax rate decreased to 14.6% in 2003 from 32.2% in 2002. The decrease was driven by the effect of comparable (to 2002) tax benefit amounts of depletion allowances and amortization of investment tax credits on a lower income base in 2003.

     Income before cumulative effect of changes in accounting principles decreased $152 million, or 81%, to $35 million in 2003. The decline was driven by the decrease in gross margin and the increase in interest expense, partially offset by decreased SG&A expenses. The first quarter results reflected a $16 million (after tax) gain on the settlement of outstanding counterparty default events and $11 million (after tax) in severance charges. Net pension and postretirement benefit costs reduced net income by $9 million in 2003 and by $6 million in 2002.

North America Energy Delivery
-----------------------------

Financial Results

                                                                           Three Months Ended
                                                                                 March 31,
                                                                          --------------------
                                                                            2003         2002
                                                                            ----         ----

Operating revenues............................................            $ 1,127       $   838
                                                                          -------       -------

Costs and expenses:

     Cost of energy sold and delivery fees....................                430           180

     Operating costs..........................................                211           185

     Depreciation and amortization............................                 87            79

     Selling, general and administrative expenses.............                 84            92

     Franchise and revenue-based taxes .......................                 74            79

     Other income ............................................                 (3)           (1)

     Other deductions.........................................                  1             4

     Interest income..........................................                (16)          (11)

     Interest expense and other charges ......................                 92            79
                                                                          -------       -------

         Total costs and expenses.............................                960           686
                                                                          -------       -------

Income before income taxes....................................                167           152

Income tax expense............................................                 57            51
                                                                          -------       -------

Net income ...................................................            $   110       $   101
                                                                          =======       =======

-----------------
    The North America Energy Delivery segment includes the electricity transmission and distribution (T&D) business of Oncor Electric Delivery Company (Oncor) and the natural gas pipeline and distribution business of TXU Gas Company (TXU Gas), both of which are subject to regulation by Texas authorities.

North America Energy Delivery
-----------------------------
Segment Highlights

                                                                   Three Months Ended
                                                                        March 31,
                                                                 ---------------------
                                                                   2003          2002
                                                                 --------      ------

Operating statistics
Delivered electricity volumes (GWh)..............................  23,908        23,586
Retail gas distribution volumes (Billion cubic feet-Bcf):
  Residential....................................................      45            41
  Commercial.....................................................      24            22
  Industrial and electric generation.............................       2             3
                                                                   ------       -------
    Total gas sales..............................................      71            66
                                                                   ======       =======
Pipeline transportation volumes (Bcf)............................      86           102
                                                                   ======       =======

Retail gas distribution customers and electric points of
delivery (end of period  and in thousands):
  Retail gas distribution customers..............................   1,475         1,459
  Electric points of delivery....................................   2,914         2,868

Operating revenues (millions of dollars)
Electricity distribution:
  North America Energy...........................................    377        $  416
  Non-affiliated retail electric providers.......................    129            78
                                                                  ------        ------
    Total .......................................................    506           494
                                                                  ------        ------
Retail gas distribution:
  Residential....................................................    401           223
  Commercial.....................................................    183            98
  Industrial and electric generation.............................     10             8
                                                                   -----        ------
    Subtotal ....................................................    594           329
Pipeline transportation..........................................     16            12
Other revenues, net of eliminations..............................     11             3
                                                                   -----        ------
    Total retail gas distribution and pipeline transportation....    621           344
                                                                   -----        ------

Total operating revenues......................................... $1,127        $  838
                                                                   =====        ======

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
-------------------------------------------------------------------------------

      Operating revenues for the North America Energy Delivery segment increased $289 million, or 34%, to $1.1 billion in 2003. Gas delivery revenues increased $277 million, or 81%, to $621 million, due to a 98% increase in average gas cost passed on to customers and 8% higher distribution volumes, primarily reflecting much colder weather in the quarter. Growth in the retail gas customer count was 1%. Electricity delivery revenues increased $12 million, or 2%, to $506 million, primarily reflecting increased disconnect/reconnect fees due to greater competition-related customer switching activities and 1.6% additional points of delivery.

Gross Margin

                                                                               Three Months Ended
                                                                                    March 31,
                                                                  ----------------------------------------------
                                                                               % of                      % of
                                                                   2003       Revenue         2002       Revenue
                                                                   ----       -------         ----       -------

Operating revenues........................................          $ 1,127         100%        $   838        100%
Costs and expenses:
     Cost of gas sold.....................................              430          38%            180         21%
     Operating costs......................................              211          19%            185         22%
     Depreciation and amortization related to T&D assets..               84           7%             77          9%
                                                                    -------       -----         -------     ------
Gross margin..............................................          $   402          36%        $   396         48%
                                                                    =======       =====         =======     ======

      Gross margin increased $6 million, or 2%, to $402 million in 2003.
The increase primarily reflects the impact in the gas business of higher volumes and base distribution rate increases, partially offset by higher operating costs, largely in the electricity delivery business. The increase in operating costs of $26 million, or 14%, to $211 million was driven by higher transmission costs paid to other utilities, increased pension and other postretirement benefit costs and higher overhead feeder maintenance and tree trimming costs.

      Depreciation and amortization (including amounts shown in the gross margin table above), increased $8 million, or 10%, to $87 million. The increase reflected investments to support growth and normal replacements of delivery facilities.

      SG&A expenses decreased by $8 million, or 9%, to $84 million due primarily to lower employee-related and outside consulting expenses arising from cost reduction initiatives implemented in late 2002, partially offset by higher bad debt expense on increased gas delivery revenues.

     Franchise and revenue-based taxes decreased $5 million, or 6%, to $74 million in 2003 reflecting lower local gross receipts taxes. Due to the lag in timing between revenues and the corresponding gross receipts tax expense, the gas business is expected to report increased gross receipts tax in future periods.

      Other deductions decreased by $3 million to $1 million reflecting charges in 2002 related to sold business.

      Interest income increased $5 million, or 45%, to $16 million due to an increase in the reimbursement from North America Energy for higher carrying costs on regulatory assets.

      Interest expense and other charges rose by $13 million, or 16%, to $92 million. Oncor's expense rose $18 million, while TXU Gas had a decrease of $5 million. Of the change, $2 million was due to higher average debt levels and $11 million was due to higher average rates. The higher average interest rates reflected issuances by Oncor of higher rate long-term debt to replace lower rate advances from affiliates.

      The effective income tax rate of 34.1% in 2003 was comparable to the 33.6% effective rate in 2002, with no significant offsetting items.

      Income from continuing operations increased $9 million, or 9%, to $110 million, reflecting an increase in the gas business of $19 million, partially offset by a decline in the electricity business of $10 million. The performance in the gas business reflected the higher gross margin and lower interest expense. The decline in the electricity business was driven by higher interest expense. Net pension and postretirement benefit costs reduced net income by $11 million in 2003 and $6 million in 2002.


Australia
---------

Financial Results

                                                                 Three Months Ended
                                                                       March 31,
                                                                --------------------
                                                                  2003         2002
                                                                  ----         ----

Operating revenues.......................................       $   225       $   212
                                                                -------       -------
Costs and expenses:

     Cost of energy sold and delivery fees...............            95            72

     Operating costs.....................................            21            19

     Depreciation and amortization.......................            19            15

     Selling, general and administrative expenses........            18            14

     Franchise and revenue-based taxes ..................             -             -

     Other income .......................................             -             -

     Other deductions....................................             1             2

     Interest income.....................................            (1)            -

     Interest expense and other charges .................            34            29
                                                                -------       -------
         Total costs and expenses........................           187           151
                                                                -------       -------
Income before income taxes ..............................            38            61

Income tax expense.......................................            11            10
                                                                -------       -------
Net income ..............................................       $    27       $    51
                                                                =======       =======

Australia
----------

Segment Highlights

                                                                Three Months Ended
                                                                      March 31,
                                                               -------------------
                                                                2003          2002
                                                              --------      ------

Operating Statistics
Retail electricity sales volumes (GWh)....................      1,868         1,408
Retail  gas sales volumes (Bcf)...........................         11            10
Wholesale electricity sales volumes (GWh).................        414           553

Retail customers and points of delivery (end of period
and in thousands):
     Electric.............................................        559           534
     Gas..................................................        463           430
                                                               ------        ------
               Total customers............................      1,022           964
                                                               ======        ======
     Electricity distribution points of delivery..........        552           538
     Gas distribution points of delivery..................        469           455
                                                               ------        ------
               Total points of delivery...................      1,021           993
                                                               ======        ======

Operating revenues (millions of dollars)
Retail electric:
     Residential..........................................     $   55        $   43
     Commercial and industrial............................         80            46
                                                               ------        ------
             Total........................................        135            89
                                                               ------        ------
Electricity delivery......................................         12             8
                                                               ------        ------
Retail gas sales:
     Residential..........................................         15             7
     Commercial and industrial............................         27            22
                                                               ------        ------
             Total........................................         42            29
                                                               ------        ------
Gas distribution..........................................          6             5
Wholesale electric revenues...............................         10            11
Wholesale electric portfolio management activities and
  other revenue...........................................         20            70
                                                               ------        ------
             Total operating revenues.....................     $  225        $  212
                                                               ======        ======

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
-------------------------------------------------------------------------------

      The Australia segment's operating revenues increased $13 million, or 6%, to $225 million in 2003. The revenue comparison reflected a $28 million favorable effect of changes in foreign currency exchange rates, offset by the impact of a $30 million gain in 2002 on the termination of a power contract. Retail electricity sales rose $26 million on a 33% volume increase, primarily due to new commercial/industrial accounts and warmer summer weather, and $4 million from higher average pricing. These benefits were partially offset by lower results from portfolio management activities due to lower wholesale prices and decreased price volatility.


Gross Margin
                                                                               Three Months Ended
                                                                                      March 31,
                                                                 -----------------------------------------------
                                                                                % of                     % of
                                                                   2003       Revenue          2002     Revenue
                                                                   ----       -------          ----     -------

Operating revenues.....................................          $   225         100%        $   212        100%
Cost and expenses:
     Cost of energy sold and delivery fees.............               95          42%             72         34%
     Operating costs...................................               21           9%             19          9%
     Depreciation and amortization related to operating
         assets........................................               17           8%             14          7%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $    92          41%        $   107         50%
                                                                 =======       =====         =======     ======

      Australia's gross margin declined $15 million, or 14%, to $92 million in 2003. On a local currency basis, margins declined 24%. Excluding the impact of the power contract termination, gross margin on a local currency basis rose 6%, driven by increased gross margins in the retail electric business associated with increased volumes and prices, partially offset by unfavorable portfolio management activity. Operating costs were unchanged on a local currency basis. Depreciation and amortization related to operating assets increased $3 million, or 7% on a local currency basis, reflecting expenditures for expansion in electricity delivery and production assets, as well as computer software costs related to the development of competitive markets. Mark-to-market accounting for commodity contracts decreased revenues and gross margin by $4 million in 2003, compared to an increase of $27 million in 2002 (as compared to accounting on a settlement basis).

      Australia's SG&A expenses rose $4 million, or 15% on a local currency basis, reflecting increased staffing expenses to support retail competition activities in newly competitive markets.

      Australia's interest expense and other charges increased $5 million, or 17%, to $34 million in 2003. In local currency, interest expense and other charges declined 2%, reflecting lower debt levels.

      The effective tax rate was 28.9% in 2003 compared to 16.4% in 2002, reflecting the non-taxable nature of the 2002 contract termination gain.

      Australia's net income declined $24 million, or 47%, to $27 million in 2003. In local currency, Australia's net income declined 54%. This decline in net income was driven by the effect of the contract termination gain in 2002. Net pension and postretirement benefit costs reduced net income by less than $1 million in 2003 and 2002.

COMPREHENSIVE INCOME - Continuing Operations

      Foreign currency translation adjustments from continuing operations for the three months ended March 31, 2003 and 2002, were gains of $55 million and $31 million, respectively, primarily reflecting the movement in exchange rates between the US dollar and the Australian dollar. These adjustments have no tax effects.

      The minimum pension liability adjustment for the three months ended
March 31, 2003 was related to the consolidation of Pinnacle, which had previously recorded a minimum pension liability adjustment of $9 million ($6 million after-tax) (See Note 1 to Financial Statements for further discussion of Pinnacle). The minimum pension liability represents the difference between the excess of the accumulated benefit obligation over the plan's assets and the liability reflected in the balance sheet. The recording of the liability did not affect TXU Corp.'s financial covenants in any of its credit agreements.

      The effects of cash flow hedges in other comprehensive income were as follows:


                                                                   Three Months Ended
                                                                        March 31,
                                                                  --------------------
                                                                   2003          2002
                                                                   ----          ----

Net change in fair value of hedges - gains/(losses):
    Commodities........................................          $   (79)      $   (40)
    Financing - foreign exchange and interest rates....              (29)            9
                                                                 --------      -------
                                                                    (108)          (31)
Losses/(gains) realized in earnings:
    Commodities........................................               48            (5)
    Financing - foreign exchange and interest rates....               33            20
                                                                 -------       -------
                                                                      81            15

           Net effect..................................          $   (27)      $   (16)
                                                                 ========      ========

FINANCIAL CONDITION

Liquidity and Capital Resources

      For information concerning liquidity and capital resources, see Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Corp.'s Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K). No significant changes or events that might affect the financial condition of TXU Corp. have occurred subsequent to year-end other than as disclosed herein.

      Cash Flows -- Cash flows provided by operating activities for the three months ended March 31, 2003, were $926 million compared to $446 million for 2002. The increase in cash flows provided by operating activities in 2003 of $480 million reflected a number of factors. The principal drivers of the increase were the receipt of an income tax refund of $616 million, primarily related to tax benefits associated with the write-off of the investment in Europe, and improved working capital (accounts receivable, accounts payable and inventories) of $192 million, reflecting the reduction of billing delays experienced during the transition to competition in 2002. In addition, $73 million in net margin deposits were received from counterparties. These were partially offset by lower cash earnings (net income adjusted for the significant noncash reconciling items identified in the statement of cash flows) of $342 million and payments of $102 million related to counterparty default events and the termination and liquidation of those outstanding positions.

      Cash flows used in financing activities for 2003 were $484 million, primarily reflecting net repayment of debt. Issuances of debt securities totaled $1.3 billion and retirements of debt and reduction of notes payable to banks totaled $1.7 billion, net of redemption deposit payments (restricted cash), as TXU Corp. established permanent financing to replace the credit facilities drawn down in the foruth quarter of 2002 to enhance liquidity. Cash dividends paid on common shares approximated $40 million in 2003 and $159 million in 2002.

      Cash flows used in investing activities totaled $190 million in 2003 and $279 million during 2002. Capital expenditures declined to $228 million in 2003 from $272 million in 2002 as a result of lower developmental spending. Capital expenditures are expected to total $1.1 billion in 2003. Other investing activities in 2003 provided $25 million, reflecting net proceeds from retirements of property, plant and equipment and the effect of higher cash upon the consolidation of Pinnacle.

      Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $19 million. This difference represents amortization of nuclear fuel, which is reported as cost of energy sold in the statement of income consistent with industry practice, and amortization of regulatory assets, which is reported as operating costs in the statement of income.

Financing Activities

      Capitalization -- The capitalization ratios of TXU Corp. at March
31, 2003, consisted of 7.5% equity-linked debt securities, 3.3% exchangeable subordinated notes, 59.0% other long-term debt, less amounts due currently, 2.7% trust securities, 1.0% preferred stock of subsidiaries, 1.6% preference stock and 24.9% common stock equity. Not reflected in these ratios is restricted cash of $72 million included in current assets that is held in trust for the defeasance of long-term debt.

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

      Credit Facilities -- At March 31, 2003, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of approximately $1.0 billion and commercial paper (in Australia) of $24 million. Weighted average interest rates on short-term borrowings were 2.84% and 2.60% at March 31, 2003 and December 31, 2002, respectively.

      During the first quarter of 2003, $1.3 billion in outstanding short-term borrowings were repaid with proceeds from the issuance of long-term debt in March 2003 and cash flows from operations.

     At March 31, 2003, TXU Corp. and its subsidiaries had credit facilities (some of which provide for long-term borrowings) as follows:

                                                                                            At March 31, 2003
                                                                            --------------------------------------------------
                                                         Authorized          Facility    Letters of     Cash
Facility                               Expiration Date   Borrowers             Limit       Credit    Borrowings   Availability
--------                               ---------------   ---------             -----       ------    ----------   ------------

364-Day Revolving Credit Facility      April 2003        US Holdings, TXU
                                                           Energy, Oncor      $ 1,000      $  152      $  500       $  348
364-Day Senior Secured Credit Facility December 2003     Oncor                    150          --          --          150
Five-Year Revolving Credit Facility   February 2005     US Holdings             1,400         371          --        1,029
Three-Year Revolving Credit Facility   May 2005          TXU Corp.                500          --         500           --
                                                                              -------      ------      ------       ------
      Total North America                                                     $ 3,050      $  523      $1,000       $1,527

Senior Facility (a)                    October 2004      TXU Australia        $ 1,052      $   --      $  850       $  198
Working Capital Facility               October 2003      TXU Australia             60          --          18           42
Standby Facility (a)                   December 2003     TXU Australia             20          --          --           --
                                                                              -------      ------      ------       ------
      Total Australia                                                         $ 1,132      $   --      $  868       $  240

(a) Commercial paper borrowings totaling $24 million at March 31, 2003 were supported by the Standby Facility ($20 million) and the Senior Facility ($4 million).


     In April 2003, all outstanding cash borrowings under the North America credit facilities were repaid. A new $450 million revolving credit facility was established for TXU Energy and Oncor that matures on February 25, 2005. The new facility will be used for working capital and other general corporate purposes, including commercial paper backup and letters of credit, and replaces the $1 billion 364-day revolving credit facility that expired in April 2003. Up to $450 million of letters of credit may be issued under the facility.

     In connection with the restructuring of the North America credit facilities of TXU Corp. and its subsidiaries in April 2003:

     o Oncor cancelled its undrawn $150 million secured 364-day credit facility that was scheduled to expire in December 2003.

     o US Holdings replaced TXU Corp. as the borrower under the $500 million three-year revolving credit facility. Concurrently, the facility was reduced to $400 million and TXU Corp. entered into additional separate revolving credit facilities of $45 million and $55 million, each of which expires on May 1, 2005.

     o US Holdings' $1.4 billion five-year revolving credit facility was amended. Among other things, the amendment increased the amount of letters of credit allowed to be issued under the facility to $1 billion from $500 million.

     As a result of the repayments and other activities discussed above, TXU Corp. and its North America subsidiaries' credit facilities as of May 13, 2003 were as follows:


                                                                                             At May 13, 2003
                                                                            --------------------------------------------------
                                                         Authorized          Facility    Letters of     Cash
Facility                               Expiration Date   Borrowers             Limit       Credit    Borrowings   Availability
--------                               ---------------   ---------             -----       ------    ----------   ------------

Five-Year Revolving Credit Facility    February 2005     US Holdings          $ 1,400      $  377      $   --       $1,023
Revolving Credit Facility              February 2005     TXU Energy, Oncor        450          --          --          450
Three-Year Revolving Credit Facility   May 2005          US Holdings              400          --          --          400
Revolving Credit Facility              May 2005          TXU Corp.                 55          --          --           55
Revolving Credit Facility              May 2005          TXU Corp.                 45          --          --           45
                                                                              -------      ------      ------       ------
      Total North America                                                     $ 2,350      $  377      $   --       $1,973



     Australia's credit facilities were not affected by the above refinancings.

     In addition to providing back-up of commercial paper issuance by TXU Energy and Oncor, the North American facilities above are for general corporate and working capital purposes, including providing collateral support for TXU Energy portfolio management activities. At March 31, 2003 and May 13, 2003, there was no outstanding commercial paper under these programs.

     Long-Term Debt -- During the three months ended March 31, 2003, TXU Corp. and its subsidiaries issued, redeemed, reacquired or made scheduled principal payments on long-term debt as follows:


                                                   Issuances   Retirements
                                                   ---------   -----------
TXU Corp.:
      Other long-term debt .....................     $    -      $   48

Oncor:
      First mortgage bonds......................          -         235
      Medium term notes.........................          -          15

TXU Gas:
      Senior notes..............................          -         125

TXU Energy:
      Fixed rate senior notes...................      1,250           -
      Pollution control revenue bonds...........         44          44

TXU Australia:
      Long-term debt............................         23          97

Other...........................................          -           1
                                                     ------      ------

       Total....................................     $1,317      $  565
                                                     ======      ======

     See Note 4 to Financial Statements for further detail of debt issuance and retirements.

     Pinnacle consolidation -- See Note 1 to Financial Statements for a discussion of the debt and other balance sheet impacts from the consolidation of Pinnacle.

      Sale of Receivables -- Certain subsidiaries of TXU Corp. sell trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Corp., which sells undivided interests in accounts receivable it purchases to financial institutions. As of March 31, 2003, TXU Energy (through certain subsidiaries), Oncor and TXU Gas are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of March 31, 2003, $1.2 billion face amount of receivables were sold to TXU Receivables Company under the program in exchange for cash of $302 million and $907 million in subordinated notes, with $5 million of losses on sales for the three months ended March 31, 2003 that principally represents the interest costs on the underlying financing. These losses approximated 6% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Funding under the program decreased from $406 million at December 31, 2002 to $302 million at March 31, 2003 primarily due to reserve requirements which apply factors from the prior 12-month period in determining the current period reserve. This period reflects the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and the Electric Reliability Council of Texas (ERCOT) for clearing customers switching and billing data upon the transition to competition.

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

     In October 2002, the program was amended to extend the program to July 2003, to provide for reserve requirement adjustments as the quality of the portfolio changes and to provide for adjustments to reduce receivables in the program by the related amounts of customer deposits held by originators. In February 2003, the program was amended to allow receivables that are 31-90 days past due into the program. TXU Corp. intends to extend the program upon expiration in July 2003.

     Contingencies Related to Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

      1) the credit rating for the long-term senior debt securities of all originators and the parent guarantor, if any, declines below BBB- by Standard & Poor's (S&P) or Baa3 by Moody's; or
      2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination.

     The delinquency and dilution ratios exceeded the relevant thresholds during the first quarter of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customer switching and billing data. The billing delays have been resolved but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new provider of last resort (POLR) rules by the Public Utility Commission of Texas (Commission) and strengthened credit and collection policies and practices are expected to bring the ratios into consistent compliance with the program.

     Under the receivables sale program, all originators are required to maintain a `BBB-' (S&P) and a `Baa3' (Moody's) rating or better (or supply a parent guarantee with a similar rating). A downgrade below the required ratings for an originator would prevent that originator from selling its accounts receivable under the program. If all originators and the parent guarantor, if any, are downgraded so that there are no eligible originators, the facility would terminate.

     The accounts receivable program also contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services Company each have a cross default threshold of $50,000. If either an originator, TXU Business Services Company or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

      Credit Ratings of TXU Corp. and its US and Australian Subsidiaries --
The current credit ratings for TXU Corp. and its US and Australian subsidiaries are presented below:

                     TXU Corp.        US Holdings      Oncor      TXU Energy            TXU Gas          TXU Australia
                 ---------------    ---------------  --------    ----------------  ------------------   ----------------
                 (Senior Unsecured)(Senior Unsecured)(Secured)  (Senior Unsecured)  (Senior Unsecured) (Senior Unsecured)
S&P...................  BBB-             BBB-           BBB           BBB                 BBB                BBB
Moody's...............  Ba1              Baa3           Baa1          Baa2                Baa3               Baa2
Fitch ................  BBB-             BBB-           BBB+          BBB                 BBB-               BBB-

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

      A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of TXU Corp. and its consolidated subsidiaries contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. TXU Energy's exchangeable subordinated notes also limit its incurrence of additional indebtedness unless a leverage ratio and interest coverage test are met on a pro forma basis. As of March 31, 2003, TXU Corp. and its subsidiaries were in compliance with all such applicable covenants.

      Certain financing and other arrangements of TXU Corp. and its subsidiaries contain provisions that are specifically affected by changes in credit ratings and also include cross default provisions. The material cross default provisions are described below.

      Other agreements of TXU Corp. and its subsidiaries, including some of the credit facilities discussed above, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of TXU Corp. or its subsidiaries.

      Credit Rating Provisions
      ------------------------

      In the event of a decline in the credit rating for TXU Corp.'s unsecured, senior long-term obligations to two notches below investment grade (i.e., to or below 'BB' by S&P or Fitch or 'Ba2' by Moody's), coupled with a decline in the market price of TXU Corp. common stock below $21.93 per share for ten consecutive trading days, TXU Corp. would be required to sell equity or otherwise raise cash proceeds sufficient to repay Pinnacle's senior secured notes ($810 million outstanding at March 31, 2003). The market price of TXU Corp.'s common stock is below the stated level.

      TXU Energy has provided a guarantee of the obligations under TXU Corp.'s lease (approximately $135 million at March 31, 2003) for its headquarters building. In the event of a downgrade of TXU Energy's credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such ratings decline.

     TXU Energy has entered into certain commodity contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request TXU Energy to post collateral in the event that its credit rating falls below investment grade.

     Based on its current commodity contract positions, if TXU Energy were downgraded below investment grade by any specified rating agency, counterparties would have the option to request TXU Energy to post additional collateral of approximately $180 million.

     In addition, TXU Energy has a number of other contractual arrangements where the counterparties would have the right to request TXU Energy to post collateral if its credit rating was downgraded below investment grade by any specified rating agency. The amount TXU Energy would post under these transactions depends in part on the value of the contracts at that time. As of March 31, 2003, based on current market conditions, the maximum TXU Energy would post for these transactions is $267 million. Of this amount, $217 million relates to an arrangement that would require that TXU Energy be downgraded to below investment grade by all three rating agencies before collateral would be required to be posted.

     TXU Energy is also the obligor on leases aggregating $166 million. Under the terms of those leases, if TXU Energy's credit rating was downgraded to below investment grade by any specified rating agency, TXU Energy could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the leases.

     ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy's credit rating was downgraded to below investment grade by any specified rating agency, TXU Energy could be required to post collateral of approximately $32 million.

      In the event that TXU Australia's credit rating was downgraded to below investment grade, there are cross currency swaps and interest rate swaps in effect with banks who have the right to terminate the swaps. However, the contracts are currently in the money on a net basis.

      TXU Australia has several contracts that may require additional guarantees or cash collateral totaling approximately $66 million if its credit rating was downgraded to below investment grade, or if there was a material adverse change in its financial condition.

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

     TXU Corp.'s $45 million and $55 million revolving facilities, which provide back-up for any Oncor and TXU Energy commercial paper issuances, contain a cross default provision with respect to any default by TXU Corp. or any US subsidiary thereof in respect of any indebtedness in a principal amount in excess of $50 million. A default by TXU Australia would not trigger the cross default provision contained in these facilities.

     A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross default under the $1.4 billion US Holdings five-year revolving credit facility, the $400 million US Holdings credit facility, the $68.1 million US Holdings letter of credit reimbursement and credit facility agreement and $102 million of TXU Mining Company LP (TXU Mining) senior notes (which have a $1 million threshold).

     A default by TXU Energy or Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million or more would result in a cross default for such party under the TXU Energy/Oncor $450 million revolving credit facility. Under this credit facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy, but not as to Oncor. Also, under this credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facility as to Oncor, but not as to TXU Energy.

     A default or similar event under the terms of TXU Energy's exchangeable subordinated notes (or any security of TXU Energy or its subsidiaries issued directly or indirectly upon the conversion, exchange or extension (in whole or in part) of such notes) that results in the acceleration (or other mandatory repayment prior to the maturity date) of such notes or such other security or the failure to pay such notes or such other security at maturity would result in a default under TXU Energy's $1.25 billion senior unsecured notes.

     TXU Corp.'s 6% Notes due 2003 to 2004, which are held by the Pinnacle Overfund Trust ($135 million outstanding at March 31, 2003) and Pinnacle's 8.83% Senior Secured Notes due 2004 ($810 million outstanding at March 31, 2003) contain cross default provisions relating to a failure to pay principal or interest on indebtedness of TXU Corp. or TXU Communications Ventures Company (in the case of the 8.83% Senior Secured Notes due 2004) in a principal amount of $50 million or above.

     TXU Energy has entered into certain mining and equipment leasing arrangements aggregating $124 million that would terminate upon the default of any other obligations of TXU Energy owed to the lessor. In the event of a default by TXU Mining, a subsidiary of TXU Energy, on indebtedness in excess of $1 million, a cross default would result under the $31 million TXU Mining leveraged lease and the lease would terminate.

     A default by TXU Gas or any of its material subsidiaries on indebtedness of $25 million or more would result in a cross default under the $300 million TXU Gas senior notes due 2004 and 2005.

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

     Regulatory Asset Securitization -- The regulatory settlement plan approved by the Commission provides Oncor with a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to monetize and recover generation-related regulatory assets and related transaction costs. The regulatory settlement plan provides that there will be an initial issuance of securitization bonds in the amount of up to $500 million followed by a second issuance for the remainder after 2003. The first issuance is expected to be made later in 2003.

     Equity -- The Board of Directors of TXU Corp., at its February 2003 meeting, declared a quarterly dividend of $0.125 a share, payable April 1, 2003, to shareholders of record on March 7, 2003. Future dividends may vary depending upon TXU Corp.'s profit levels, operating cash flows and capital requirements as well as financial and other business conditions existing at the time.

     Under Texas law, TXU Corp. may only declare dividends out of surplus, which is statutorily defined as total shareholders' equity less the book value of common stock and preferred stock (stated capital). The write-off in 2002 of TXU Corp.'s investment in TXU Europe resulted in negative surplus as of December 31, 2002. Texas law permits, subject to the receipt of shareholder approval, the reclassification of stated capital into surplus. TXU Corp. received such shareholder approval of this reclassification in a special meeting of shareholders held February 14, 2003. Accordingly, approximately $8.0 billion was reclassified from stated capital to additional paid-in capital, resulting in surplus of $4.78 billion at March 31, 2003.

     Additional paid-in capital includes $109 million and $111 million of discount on the 9% Fixed Enchangeable Subordinated Notes of TXU Energy at March 31, 2003 and December 31, 2002, respectively.

OFF BALANCE SHEET ARRANGEMENTS

      See discussion above under Sale of Receivables

COMMITMENTS AND CONTINGENCIES

     See Note 7 to Financial Statements for a discussion of contingencies. There were no material changes in cash commitments from those disclosed in the 2002 Form 10-K.

REGULATION AND RATES

      Regulatory Settlement Plan -- On December 31, 2001, US Holdings filed a settlement plan (Settlement Plan) with the Commission. It resolved all major pending issues related to US Holdings' transition to competition pursuant to the 1999 Restructuring Legislation. The settlement (Settlement) provided for in the Settlement Plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related fuel adjustments. The Settlement was approved by the Commission in June 2002 and has become final.

      Excess Mitigation Credit -- Beginning in 2002, Oncor began implementing an excess stranded cost mitigation credit designed to result in a $350 million, plus interest, reduction to T&D rates charged to retail electric providers (REPs) applied over a two-year period. The actual amount of this credit is expected to exceed $350 million as delivery volumes are anticipated to be higher currently than initially estimated. The resulting net earnings reduction for the year 2003 is expected to be approximately $15 million after-tax, after consideration of the portion of the credit reflected in TXU Energy's results as an affiliated REP.

      Regulatory Asset Securitization -- In accordance with the
Settlement, Oncor received a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to recover regulatory assets and other qualified costs. The Settlement provides that there can be an initial issuance of securitization bonds in the amount of up to $500 million, followed by a second issuance of the remainder after 2003. The Settlement resolves all issues related to regulatory assets and liabilities.

      Retail Clawback -- If, as currently expected, TXU Energy retains more than 60% of its historical residential and small commercial power consumption after the first two years of competition, the amount of the retail clawback credit will be equal to the number of residential and small commercial customers retained by TXU Energy in its historical service territory on January 1, 2004, less the number of new customers TXU Energy has added outside of its historical service territory as of January 1, 2004, multiplied by $90. This determination will be made separately for the residential and small commercial classes. The credit, if any, will be applied to T&D rates charged by Oncor to REPs, including TXU Energy, over a two-year period beginning January 1, 2004. Under the settlement agreement, TXU Energy will make a compliance filing with the Commission reflecting customer count as of January 2004. In the fourth quarter of 2002, TXU Energy recorded a $185 million ($120 million after-tax) charge for the retail clawback, which represents the current best estimate of the amount to be funded to Oncor over the two-year period.

      Stranded Cost Resolution -- TXU Energy's stranded costs, not including regulatory assets, are fixed at zero. Accordingly, it will not have to conduct the stranded cost true-up in 2004 provided for in the 1999 Restructuring Legislation.

      Fuel Cost Recovery -- The Settlement also provides that US Holdings will not seek to recover its unrecovered fuel costs that existed at December 31, 2001. Also, it will not conduct a final fuel cost reconciliation, which would have covered the period from July 1998 until the beginning of competition in January 2002.

      Provider of Last Resort -- In August 2002, the Commission adopted new rules that significantly changed POLR service. Under the new POLR rules, instead of being transferred to the POLR, non-paying residential and small non-residential customers served by affiliated REPs are subject to disconnection. Non-paying residential and small non-residential customers served by non-affiliated REPs are transferred to the affiliated REP. Non-paying large non-residential customers can be disconnected by any REP if the customer's contract does not preclude it. Thus, within the new POLR framework, the POLR provides electric service only to customers who request POLR service, whose selected REP goes out of business, or who are transferred to the POLR by other REPs for reasons other than non-payment. No later than October 1, 2004, the Commission must decide whether all REPs should be permitted to disconnect all non-paying customers. The new POLR rules are expected to reduce bad debt expense in 2003.

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

      TXU Energy -- In January 2003, TXU Energy filed a request with the Commission to increase the fuel factor component of its price-to-beat rates based upon significant increases in the market price of natural gas. This request was approved on March 5, 2003. The fuel factor increase went into effect for the billing cycle that began March 6, 2003. As a result, average monthly residential bills will rise approximately 12%. Under amended Commission rules, effective in March 2003, affiliated REPs of utilities are allowed to petition the Commission twice per year for an increase in the fuel factor component of their price-to-beat rates if the average price of natural gas futures increases more than 5% (10% if the petition is filed after November 15 of any year) from the level used to set the previous price-to-beat fuel factor rate.

      Oncor -- Under Commission rules, transmission service providers are allowed to update transmission rates on an annual basis to reflect changes in invested capital. On March 27, 2003, Oncor filed with the Commission requesting an interim update of its previously approved wholesale transmission rates. The estimated increase in annual revenues related to this request is approximately $28.4 million. The Commission approved Oncor's requested interim transmission rates as filed and the new rates were effective on May 9, 2003.

      Australia -- The distribution tariffs for electricity until December
31, 2005, and for gas until December 31, 2007, are determined by the Essential Services Commission. According to the determination, the gas distribution tariffs are to be increased by 2.2% for 2003. Each subsequent year, the gas distribution tariffs are to increase by 0.8% plus Consumer Price Index (CPI) increase. The electricity distribution tariffs are to increase by the CPI, less 1% each year.

      In Victoria and New South Wales, the residential electricity markets have both become contestable since January 2002, and the residential gas markets have become contestable in New South Wales from January 2002 and in Victoria from October 2002. The residential energy prices are still regulated and determined by the government bodies of the respective States of Victoria and New South Wales.

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

CHANGES IN ACCOUNTING STANDARDS

      See Note 1 to Financial Statements for discussion of changes in accounting standards.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

      The following risk factors are being presented in consideration of industry practice with respect to disclosure of such information in filings under the Securities Exchange Act of 1934, as amended.

      Some important factors, in addition to others specifically addressed in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, that could have a material impact on TXU Corp.'s operations, financial results and financial condition, and could cause TXU Corp.'s actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

      TXU Corp.'s businesses operate in changing market environments influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. TXU Corp. will need to adapt to these changes and may face increasing competitive pressure.

      TXU Corp.'s US businesses are subject to changes in laws (including the Texas Public Utility Regulatory Act, as amended, Texas Gas Utility Regulatory Act, as amended, Federal Power Act, as amended, Atomic Energy Act, as amended, Public Utility Regulatory Policies Act of 1978, as amended, and Public Utility Holding Company Act of 1935, as amended) and changing governmental policy and regulatory actions (including those of the Public Utility Commission of Texas, Railroad Commission of Texas, Federal Energy Regulatory Commission, and U.S. Nuclear Regulatory Commission) with respect to matters including, but not limited to, operation of nuclear power facilities, construction and operation of other power generation facilities, construction and operation of transmission facilities, acquisition, disposal, depreciation, and amortization of regulated assets and facilities, recovery of purchased gas costs, decommissioning costs, and return on invested capital for TXU Corp.'s regulated businesses, and present or prospective wholesale and retail competition.
TXU Corp. is also subject to changes in laws, governmental policy and regulatory actions in Australia.

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

      TXU Corp. is not guaranteed any rate of return on its capital investments in unregulated businesses. TXU Corp. markets and trades power, including power from its own production facilities, as part of its wholesale energy sales business and portfolio management operation. TXU Corp.'s results of operations are likely to depend, in large part, upon prevailing retail rates, which are set, in part, by regulatory authorities, and market prices for electricity, gas and coal in its regional market and other competitive markets. Market prices may fluctuate substantially over relatively short periods of time. Demand for electricity can fluctuate dramatically, creating periods of substantial under- or over-supply. During periods of over-supply, prices might be depressed. Also, at times there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets.

      TXU Corp.'s US regulated businesses are subject to cost-of-service regulation and annual earnings oversight. Oncor's rates are regulated by the Commission based on an analysis of Oncor's costs, as reviewed and approved in a regulatory proceeding. As part of the regulatory settlement plan, TXU Corp. has agreed not to seek to increase its distribution rates prior to 2004. Thus, the rates TXU Corp. is allowed to charge may or may not match its related costs and allowed return on invested capital of any given time. While rate reguatlion is premised on the full recovery of prudently incurred costs and a resonable rate of return on invested capital, there can be no assurance that the Commission will judge all of TXU Corp.'s costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce a full recovery of TXU Corp.'s costs and the return on invested capital allowed by the Commission.

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

      Volatility in market prices for fuel and electricity may result from:

    o  severe or unexpected weather conditions,
    o  seasonality,
    o  changes in electricity usage,
    o  illiquidity in the wholesale power or other markets,
    o transmission or transportation constraints, inoperability or inefficiencies,
    o  availability of competitively priced alternative energy sources,
    o  changes in supply and demand for energy commodities,
    o  changes in power production capacity,
    o outages at TXU Corp.'s power production facilities or those of its competitors,
    o changes in production and storage levels of natural gas, lignite, coal and crude oil and refined products,
    o natural disasters, wars, sabotage, terrorist acts, embargoes and other catastrophic events, and
    o federal, state, local and foreign energy, environmental and other regulation and legislation.

      In the US, all but one of TXU Corp.'s facilities for power production are located in the ERCOT region, a market with limited interconnections to other markets. Electricity prices in the ERCOT region are related to gas prices because gas fired plant is the marginal cost unit during the majority of the year in the ERCOT region. Accordingly, the contribution to earnings and the value of TXU Corp.'s base-load plant is dependent in significant part upon the price of gas. TXU Corp. cannot fully hedge the risk associated with dependency on gas because of the expected useful life of TXU Corp.'s power production assets and the size of its position relative to market liquidity.

      To manage its financial exposure related to commodity price fluctuations, TXU Corp. routinely enters into contracts to hedge portions of its purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, lignite, coal, crude oil and refined products, and other commodities, within established risk management guidelines. As part of this strategy, TXU Corp. routinely utilizes fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the OTC markets or on exchanges. However, TXU Corp. cannot cover the entire exposure of its assets or its positions to market price volatility, and the coverage will vary over time. To the extent TXU Corp. has unhedged positions, fluctuating commodity prices can impact TXU Corp.'s results of operations and financial position, either favorably or unfavorably. For additional information regarding the accounting treatment for TXU Corp.'s hedging and portfolio management activities, see Notes 2 and 14 to Financial Statements in the 2002 Form 10-K.

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

      TXU Corp.'s portfolio management activities are exposed to the risk that counterparties which owe TXU Corp. money, energy or other commodities as a result of market transactions will not perform their obligations. The likelihood that certain counterparties may fail to perform their obligations has increased due to financial difficulties, brought on by improper or illegal accounting and business practices, affecting some participants in the industry. Some of these financial difficulties have been so severe that certain industry participants have filed for bankruptcy protection or are facing the possibility of doing so. Should the counterparties to these arrangements fail to perform, TXU Corp. might be forced to acquire alternative hedging arrangements or honor the underlying commitment at then-current market prices. In such event, TXU Corp. might incur losses in addition to amounts, if any, already paid to the counterparties. For information regarding TXU Corp.'s credit risk, see Note 18 to Financial Statements included in the 2002 Form 10-K. ERCOT market participants are also exposed to risks that another ERCOT market participant may default in its obligations to pay ERCOT for power taken in the ancillary services market, in which case such costs, to the extent not offset by posted security and other protections available to ERCOT, may be allocated to various non-defaulting ERCOT market participants.

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

      In addition, as discussed elsewhere in this Quarterly Report on Form
10-Q and in TXU Corp.'s 2002 Form 10-K, the terms of certain financing and other arrangements contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

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

      Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses, including the cost of replacement power. Likewise, TXU Corp.'s ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside its control.

      Current plans to meet cost reduction targets assume that TXU Corp.
will be able to lower bad debt expense, the achievement of which could be affected by factors outside of TXU Corp.'s control, including weather, changes in regulations, and economic and market conditions.

      The ownership and operation of nuclear facilities, including TXU
Corp.'s ownership and operation of the Comanche Peak generation plant, involve certain risks. These risks include: mechanical or structural problems; inadequacy or lapses in maintenance protocols; the impairment of reactor operation and safety systems due to human error; the costs of storage, handling and disposal of nuclear materials; limitations on the amounts and types of insurance coverage commercially available; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The following are among the more significant of these risks:

   o Operational Risk - Operations at any nuclear power production plant could degrade to the point where the plant would have to be shut down. If this were to happen, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments. Rather than incurring substantial costs to restart the plant, the plant may be shut down. Furthermore, a shut-down or failure at any other nuclear plant could cause regulators to require a shut-down or reduced availability at Comanche Peak.

   o Regulatory Risk - The Nuclear Regulatory Commission (NRC) may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under it or the terms of the licenses of nuclear facilities. Unless extended, the NRC operating licenses for Comanche Peak Unit 1 and Unit 2 will expire in 2030 and 2033, respectively. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

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

      TXU Corp. will be required to apply a credit to its electricity delivery charges (retail clawback) to REPs in Oncor's service territory beginning in 2004 unless the Commission determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within its historical service territory is committed to be served by REPs other than TXU Corp. Under the Settlement Plan, if the 40% test is not met and a credit is required, the amount of these credits would be $90 multiplied by the number of residential or small commercial customers, as the case may be, that TXU Corp. serves on January 1, 2004, in its historical service territory less the number of new retail electric customers TXU Corp. serves in other areas of Texas. As of March 31, 2003, TXU Corp. had approximately 2.7 million residential and small commercial customers in its historical service territories. Based on assumptions and estimates regarding the number of customers expected in and out of territory, TXU Corp. recorded an accrual for retail clawback in 2002 of $185 million ($120 million after-tax). This accrual is subject to adjustment as the actual measurement date approaches.

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

      The results of TXU Corp.'s retail electric operations in its historical service territory will be largely dependent upon the amount of headroom available to TXU Corp. and the competitive REPs in TXU Corp.'s price-to-beat rate. Since headroom is dependent, in part, on power purchase costs, TXU Corp. does not know nor can it estimate the amount of headroom that it or other REPs will have in TXU Corp.'s price-to-beat rate or in the price-to-beat rate for the affiliated REP in each of the other Texas retail electric markets. Headroom may be a positive or negative number. If the amount of headroom in its price-to-beat rate is a negative number, TXU Corp. will be selling power to its price-to-beat rate customers in its historical service territory at prices below its costs of purchasing and delivering power to those customers. If the amount of positive headroom for competitive REPs in its price-to-beat rate is large, TXU Corp. may lose customers to competitive REPs.

      In April 2002, pursuant to Commission rules, TXU Corp. filed a request with the Commission to increase the fuel factor component of its price to beat. On August 23, 2002, the Commission acted on this request, increasing TXU Corp.'s price-to-beat rates for residential and small commercial customers by slightly less than 5%. In January 2003, TXU Corp. filed a request with the Commission to increase the fuel factor component of its price-to-beat rates based upon significant increases in the market price of natural gas. This request was approved on March 5, 2003. The fuel factor increase went into effect for the billing cycle that began March 6, 2003. As a result, average monthly residential bills will rise approximately 12%. In March 2003, the Commission amended its rules to require that natural gas prices increase more than 5% (10% if the petition is filed after November 15 of any year) before allowing petitions for adjustments to the fuel factor component. There is no assurance that TXU Corp.'s price-to-beat rate will not result in negative headroom in the future, or that future adjustments to its price-to-beat rate will be adequate to cover future increases in its costs to purchase power to serve its price-to-beat rate customers.

      TXU Corp. provides commodity and value-added energy management services to the large commercial and industrial customers who did not take action to select another REP beginning on January 1, 2002. TXU Corp. or any other REP can offer to provide services to these customers at any negotiated price. TXU Corp. believes that this market will be very competitive; consequently, a significant number of these customers may choose to be served by another REP, and any of these customers that select TXU Corp. to be its provider may subsequently decide to switch to another provider.

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

      TXU Corp. depends on T&D facilities owned and operated by other utilities, as well as its own such facilities, to deliver the electricity it produces and sells to consumers, as well as to other REPs. If transmission capacity is inadequate, TXU Corp.'s ability to sell and deliver electricity may be hindered, it may have to forgo sales or it may have to buy more expensive wholesale electricity that is available in the capacity-constrained area. In particular, during some periods transmission access is constrained to some areas of the Dallas-Fort Worth metroplex. TXU Corp. expects to have a significant number of customers inside these constrained areas. The cost to provide service to these customers may exceed the cost to service other customers, resulting in lower headroom. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to TXU Corp.'s customers could negatively impact the satisfaction of its customers with its service.

      Additionally, in Texas, TXU Corp. is dependent on unaffiliated T&D utilities for reading of its cusomers' energy meters. TXU Corp. is required to rely on the utility or, in some cases, the independent transmission system operator, to provide it with its customers' information regarding energy usage, and it may be limited in its ability to confirm the accuracy of the information.

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

      Under the Commission's rules, as an affiliated REP, TXU Corp. may have to temporarily provide electric service to some customers that are unable to pay their electric bills. If the numbers of such customers are significant and TXU Corp. is delayed in terminating electric service to those customers, its results of opeations may be adversely affected.

      The information systems and processes necessary to support risk management, sales, customer service and energy procurement and supply in competitive retail markets in Texas and elsewhere are new, complex and extensive. TXU Corp. is refining these systems and processes, and they may prove more expensive to refine than planned and may not work as planned.

      Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells. It is possible that advances in these or other alternative technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with electricity production from traditional power plants like TXU Corp.'s. While demand for electric energy services is generally increasing throughout the US, the rate of construction and development of new, more efficient power production facilities may exceed increases in demand in some regional electric markets. The commencement of commercial operation of new facilities in the ERCOT market area where TXU Corp. has facilities will likely increase the competitiveness of the wholesale power market in that region. In addition, the market value of TXU Corp.'s power production and/or energy transportation facilities may be significantly reduced. Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of TXU Corp.'s facilities. Changes in technology could also alter the channels through which retail electric customers buy electricity.

      TXU Corp. is subject to employee workforce factors, including loss or retirement of key executives, availability of qualified personnel, collective bargaining agreements with union employees or work stoppage.

      TXU Corp. is a holding company and conducts its operations primarily through wholly-owned subsidiaries. Substantially all of TXU Corp.'s consolidated assets are held by these subsidiaries. Accordingly, TXU Corp.'s cash flows and ability to meet its obligations and to pay dividends are largely dependent upon the earnings of its subsidiaries and the distribution or other payment of such earnings to TXU Corp. in the form of distributions, loans or advances, and repayment of loans or advances from TXU Corp.

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

      The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact TXU Corp.'s ability to sustain and grow its businesses, which are capital intensive, would likely increase its capital costs. TXU Corp. relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. TXU Corp.'s access to the financial markets could be adversely impacted by various factors, such as:

   o changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;
   o     inability to access commercial paper markets;
   o a deterioration of TXU Corp.'s credit or a reduction in TXU Corp.'s credit ratings or the credit ratings of its subsidiaries;
   o extreme volatility in TXU Corp.'s markets that increases margin or credit requirements;
   o     a material breakdown in TXU Corp.'s risk management procedures;
   o prolonged delays in billing and payment resulting from delays in switching customers from one REP to another; and
   o the occurrence of material adverse changes in TXU Corp.'s business that restrict TXU Corp.'s ability to access its liquidity facilities.

      A lack of necessary capital and cash reserves could adversely impact the evaluation of TXU Corp.'s credit worthiness by counterparties and rating agencies. Further, concerns on the part of counterparties regarding TXU Corp.'s liquidity and credit could limit its portfolio management activities.

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

     TXU Corp. is subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims. Since October 2002, at least twenty-nine lawsuits have been filed in federal and state courts in Texas against TXU Corp. and various of its officers, directors and underwriters. In addition, TXU Corp. is unable to predict whether its decision to exit all of its operations in Euorpe, including the administration proceeding, might result in lawsuits by the creditors of or others associated with TXU Europe. Such current and potential legal proceedings could result in payments of judgment or settlement amounts.

      The market price of TXU Corp.'s common stock has been volatile in the past, and a variety of factors could cause the price to fluctuate in the future. In addition to the matters discussed above and in TXU Corp.'s other filings under the Securities Exchange Act of 1934, as amended, the following could impact the market price for TXU Corp.'s common stock:

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

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by TXU Corp. and its subsidiaries (collectively, TXU Corp.) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Corp. believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under RISK FACTORS THAT MAY AFFECT FUTURE RESULTS and factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Corp.'s 2002 Form 10-K, that could cause the actual results of TXU Corp. to differ materially from those projected in such forward-looking statements.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Except as discussed below, the information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in TXU Corp.'s 2002 Form 10-K and is therefore not presented herein.

COMMODITY PRICE RISK

      Value at Risk (VaR) for Energy Contracts Subject to Mark-to-Market Accounting -- This measurement estimates the maximum potential loss in value, due to price risk, of all energy-related contracts subject to mark-to-market accounting, based on a specific confidence level and an assumed holding period. Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period. A probabilistic simulation methodology is used to calculate VaR, and is considered by management to be the most effective way to estimate changes in a portfolio's value based on assumed market conditions for liquid markets. TXU Australia uses a variance-covariance methodology in deriving its VaR calculation, due to the differences in its market as compared to that of TXU Energy.


                                                     March 31,    December 31,
                                                       2003            2002
                                                       ----            ----

       Period-end MtM VaR:
       -------------------
       North America Energy........................     $ 28.1        $23.2
       Australia ..................................     $ 16.0        $13.4


       Average MtM VaR:
       ----------------
       North America Energy........................     $31.9       $ 38.0
       Australia ..................................     $15.8       $ 14.8


      Portfolio VaR -- Represents the estimated maximum potential loss in value, due to price risk, of the entire energy portfolio, including owned assets and all contractual positions (the portfolio assets). Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period and includes both mark-to-market and accrual positions.

                                                March 31,        December 31,
                                                  2003              2002
                                                  ----              ----

       Period- end Portfolio VaR:
       -------------------------
       North America Energy...................       $187.0       $143.5
       Australia .............................       $ 21.8       $ 21.9


       Average VaR:
       -----------
       North America Energy (a)...............      $178.2          N/A
       Australia..............................      $ 21.5        $22.8


(a) For the year 2002, there was no average Portfolio VaR information available.

      Other Risk Measures -- The metrics appearing below provide information regarding the effect of energy price risk on earnings and cash flow of TXU Energy. Similar metrics for TXU Australia are not available.

      North America Earnings at Risk (EaR) -- EaR measures the estimated maximum short-fall in fiscal year projected margin (revenues less cost of energy sold) due to price risk. EaR metrics include the portfolio assets except for accrual positions expected to be settled beyond the fiscal year. Assumptions include using a 95% confidence level over a five-day holding period under normal market conditions.

      North America Cash Flow at Risk (CFaR) -- CFaR measures the estimated maximum short-fall of projected cash flow over the next six months, due to price risk. CFaR metrics include all portfolio positions that impact cash flow during the next six months. Assumptions include using a 99% confidence level over a 6-month holding period under normal market conditions. The following CFaR calculation is based on a contract settlement period of six months.

                                            March 31,    December 31,
                                              2003           2002
                                           ----------    -----------

       EaR ............................        $ 32.2      $ 27.7

       CFaR ...........................        $ 86.6      $177.5


INTEREST RATE RISK

      See Note 4 to Financial Statements for a discussion of the issuance of new fixed rate debt and retirement of fixed rate debt since December 31, 2002.

Item 4.  CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of TXU Corp.'s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect within 90 days of the filing date of this quarterly report. Based on the evaluation performed, TXU Corp.'s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. There have been no significant changes in TXU Corp.'s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

     In October, November and December 2002 and January 2003, at least twenty-nine lawsuits were filed in or removed to the United States District Court for the Northern District of Texas, and two in the United States District Court for the Eastern District of Texas, against TXU Corp., Erle Nye and Michael
J. McNally. Some of the lawsuits also name former officer David W. Biegler as a defendant; however, based on the alleged class period, Mr. Biegler is inappropriately named as a defendant. The plaintiffs seek to represent classes of certain purchasers of TXU Corp. common and preferred stock during specified class periods ranging from January 31, 2002 to October 11, 2002. No class or classes have been certified. The complaints allege violations of the provisions of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 12 of the Securities Act of 1933, as amended (Securities Act), relating to alleged materially false and misleading statements, including statements in prospectuses related to the offering by TXU Corp. of its equity-linked securities and common stock in May and June 2002. The named individual defendants are current or former officers and/or directors of TXU Corp. While TXU Corp. believes the claims are without merit and intends to vigorously defend these lawsuits, it is unable to estimate any possible loss or predict the outcome of these actions.

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

     On April 28, 2003, a lawsuit was filed by William J. Murray, a former employee of TXU Portfolio Management Company LP (TXU Portfolio Management), in the United States District Court for the Northern District of Texas, Dallas Division, against TXU Corp., TXU Energy Company LLC (TXU Energy) and TXU Portfolio Management. Plaintiff asserts claims under Section 806 of the Sarbanes Oxley-Act of 2002 (Sarbanes-Oxley) arising from plaintiff's employment termination and claims for breach of contract relating to payment of certain bonuses. Plaintiff seeks back pay, payment of bonuses and alternatively, reinstatement or future compensation, including bonuses. TXU Corp. believes the plaintiff's claims are without merit. The plaintiff was terminated as the result of a reduction in force, not as a reaction to any concerns the plaintiff had expressed and plaintiff was not in a position with TXU Portfolio Management such that he had knowledge or information that would qualify the plaintiff to evaluate TXU Corp.'s financial statements or assess the adequacy of TXU Corp.'s financial disclosures. Thus, TXU Corp. does not believe that there is any merit to the plaintiff's claims under Sarbanes-Oxley. Accordingly, TXU Corp., TXU Energy and TXU Portfolio Management intend to vigorously defend the litigation. While TXU Corp., TXU Energy and TXU Portfolio Management dispute the plaintiff's claims, like any litigation, TXU Corp. is unable to predict the outcome of this litigation or the possible loss in the event of an adverse judgment.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     TXU Corp. held a Special Meeting of Shareholders on February 14, 2003. The following item was presented to shareholders with the following results:

                                                                                Votes
                                                             Votes           Withheld or
                                                             For               Against        Abstentions
                                                          -----------       ------------      -----------

          Approval of the reduction of
               TXU Corp.'s stated capital........         262,834,564        4,214,754         1,739,648

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits filed as part of Part II are:

         10(a) TXU Australia Employee Share Plan Rules, established
               December 31, 2001.

         10(b) Deferred Componsation Plan for Outside Directors of
               TXU Corp., effective July 1, 2002.

         15 Letter from Independent Accountants as to Unaudited Interim Financial Information.

         99(a) Condensed Statements of Consolidated Income-Twelve Months Ended
               March 31, 2003.

         99(b) Section 906 Certification of Chief Executive Officer.

         99(c) Section 906 Certification of Chief Financial Officer.


     (b) Reports on Form 8-K filed since December 31, 2002:

              Date of Report      Item Reported

              February 25, 2003   Item 5.  Other Events and Regulation FD Disclosure

              April 30, 2003      Item 5.  Other Events and Regulation FD Disclosure
                                  Item 7.  Exhibits

              May 1, 2003         Item 9.  Regulation FD Disclosure (Being Provided Under Item 12)
                                  Item 7.  Financial Statements and Exhibits

              May 1, 2003         Item 7.  Exhibits
              (Form 8-K/A)


                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                            TXU CORP.



                                 By       /s/ Biggs C. Porter
                                   --------------------------------

                                      Biggs C. Porter
                                      Controller and Principal
                                      Accounting Officer




Date:  May 15, 2003

                                    TXU CORP.
                       Certificate Pursuant to Section 302
                         of Sarbanes - Oxley Act of 2002
                              CERTIFICATION OF CEO

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

Date:  May 15, 2003                  /s/ Erle Nye
                            ------------------------------------------------
                            Signature:  Erle Nye
                            Title:  Chairman of the Board and Chief Executive

                                    TXU CORP.
                       Certificate Pursuant to Section 302
                         of Sarbanes - Oxley Act of 2002
                              CERTIFICATION OF CFO

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


Date:  May 15, 2003
                            /s/ Dan Farell
                        --------------------------------------------
                        Signature: Dan Farell
                        Title: Executive Vice President and Chief Financial Officer