Form 10-Q
period 2003-06-30
TXU CORP /TX/
filed 2003-08-13
CIK 1023291

==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------------


                                    FORM 10-Q


        ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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


                           ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                               ---   ---

Common Stock outstanding at August 8, 2003: 321,995,885 shares, without par value.

=================================================================


TABLE OF CONTENTS
--------------------------------------------------------------------------------------------------------------

                                                                                                            PAGE
                                                                                                            ----
Glossary ..........................................................................................          ii


PART I. FINANCIAL INFORMATION


            Item 1.  Financial Statements

                      Condensed Statements of Consolidated Income -
                      Three and Six Months Ended June 30, 2003 and 2002..............................           1

                      Condensed Statements of Consolidated Comprehensive Income -
                      Three and Six Months Ended June  30, 2003 and 2002.............................           2

                      Condensed Statements of Consolidated Cash Flows -
                      Six Months Ended June 30, 2003 and 2002........................................           3

                      Condensed Consolidated Balance Sheets -
                      June 30, 2003 and December 31, 2002............................................           4

                      Notes to Financial Statements..................................................           5

                      Independent Accountants' Report................................................          30

             Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.....................................................           31

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................           70

             Item 4.  Controls and Procedures.......................................................           73

PART II. OTHER INFORMATION

             Item 1.  Legal Proceedings.............................................................           73

             Item 4.  Submission of Matters to a Vote of Security Holders ..........................           75

             Item 6.  Exhibits and Reports on Form 8-K .............................................           76

SIGNATURE...........................................................................................           77


Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU Corp. and its subsidiaries are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, shortly after they have been filed with the Securities and Exchange Commission. TXU Corp. will provide copies of current reports not posted on the website upon request.

                                   GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation........Legislation that restructured the electric utility industry in Texas to provide for competition

2002 Form 10-K........................TXU Corp.'s Annual Report on Form 10-K for
                                      the year  ended  December 31, 2002

Commission............................Public Utility Commission of Texas

EITF..................................Emerging Issues Task Force

EITF 98-10 ...........................EITF Issue No. 98-10, "Accounting for
                                      Contracts Involved in Energy Trading and
                                      Risk Management Activities"

EITF 01-8.............................EITF Issue No. 01-8, "Determining Whether
                                      an Arrangement Contains a Lease"

EITF 02-3 ............................EITF Issue No. 02-3, "Issues Involved in
                                      Accounting for Derivative Contracts
                                      Held for Trading Purposes and Contracts
                                      Involved in Energy Trading and Risk
                                      Management Activities"

ERCOT.................................Electric Reliability Council of Texas

FIN...................................Financial Accounting Standards Board
                                      Interpretation

FIN 45................................FIN No. 45, "Guarantor's Accounting and
                                      Disclosure Requirements for Guarantees,
                                      Including Indirect Guarantees of
                                      Indebtedness of Others - an
                                      Interpretation of FASB Statements No. 5,
                                      57, and 107 and Rescission of FIN No. 34"

FIN 46................................FIN No. 46, "Consolidation of Variable
                                      Interest Entities"

Fitch.................................Fitch Ratings, Ltd.

GWh...................................gigawatt-hours

IRS...................................Internal Revenue Service

Moody's...............................Moody's Investors Services, Inc.

NRC...................................United States Nuclear Regulatory
                                      Commission

Oncor.................................Oncor Electric Delivery Company

Pinnacle..............................Pinnacle One Partners, L.P., the
                                      telecommunications business reported as discontinued operations and formerly a joint venture

POLR..................................provider of last resort

REPs..................................retail electric providers

RRC...................................Railroad Commission of Texas

S&P...................................Standard & Poor's, a division of the
                                      McGraw Hill Companies

Sarbanes-Oxley........................Sarbanes -Oxley Act of 2002

SEC...................................United States Securities and Exchange
                                      Commission

Settlement............................regulatory settlement agreed to by the
                                      Commission in 2002

Settlement Plan.......................regulatory settlement plan filed with the
                                      Commission in December 2001

SFAS..................................Statement of Financial Accounting
                                      Standards

SFAS 123..............................SFAS No. 123, "Accounting for Stock-Based
                                      Compensation"

SFAS 133..............................SFAS  No. 133, "Accounting for Derivative
                                      Instruments and Hedging Activities"

SFAS 143..............................SFAS No. 143, "Accounting for Asset
                                      Retirement Obligations"

SFAS 145..............................SFAS No. 145,  "Rescission of FASB
                                      Statements No. 4, 44 and 64, Amendment
                                      of FASB Statement 13, and Technical
                                      Corrections"

SFAS 146..............................SFAS No. 146, "Accounting for Costs
                                      Associated  with Exit or Disposal
                                      Activities"

SFAS 148..............................SFAS No. 148, "Accounting for Stock-Based
                                      Compensation-- Transition and Disclosure"

SFAS 149..............................SFAS No. 149, "Amendment of Statement 133
                                      on Derivative  Instruments and
                                      Hedging Activities"

SFAS 150..............................SFAS No. 150, "Accounting for Certain
                                      Financial Instruments with
                                      Characteristics of both Liabilities
                                      and Equity"

SG&A..................................selling, general and administrative

T&D...................................transmission and distribution

TXU Australia.........................TXU Australia Holdings (Partnership)
                                      Limited Partnership

TXU Corp..............................refers to TXU Corp. or TXU Corp. and its consolidated subsidiaries, depending on context

TXU Energy............................TXU Energy Company LLC

TXU Europe............................TXU Europe Limited

TXU Fuel..............................TXU Fuel Company

TXU Gas...............................TXU Gas Company

TXU Mining............................TXU Mining Company LP

TXU Portfolio Management..............TXU Portfolio Management Company LP

US....................................United States of America

US GAAP...............................accounting principles generally accepted in the US

US Holdings...........................TXU US Holdings Company

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           TXU CORP. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                                     Three Months Ended        Six Months Ended
                                                                                           June 30,                 June 30,
                                                                                     --------------------     ------------------
                                                                                       2003        2002          2003       2002
                                                                                     --------    --------      -------    ------
                                                                                   (millions of dollars, except per share amounts)

Operating revenues...................................................               $2,672        $2,505        $5,471      $4,958
                                                                                    ------        ------         -----      ------

Costs and expenses:
   Cost of energy sold and delivery fees.............................                1,176           983         2,563       1,783
   Operating costs..................................................                   426           402           851         767
   Depreciation and amortization.....................................                  208           213           432         433
   Selling, general and administrative expenses......................                  269           330           516         668
   Franchise and revenue-based taxes.................................                  120           117           231         235
   Other income......................................................                  (23)          (19)          (34)        (26)
   Other deductions..................................................                    7            12            24          59
   Interest income...................................................                  (10)           (7)          (19)        (15)
   Interest expense and other charges................................                  248           217           496         433
                                                                                     -----         -----         -----       -----
       Total costs and expenses......................................                2,421         2,248         5,060       4,337
                                                                                     -----         -----         -----       -----
Income from continuing operations before income taxes and cumulative effect
    of changes in accounting principles..............................                  251           257           411         621

Income tax expense...................................................                   74            79           118         186
                                                                                     -----         -----         -----       -----
Income from continuing operations before cumulative effect
   of changes in accounting principles...............................                  177           178           293         435

Income (loss) on discontinued operations, net of tax effect (Note 3).                  (66)           23           (79)         21

Cumulative effect of changes in accounting principles, net of tax benefit
   (Note 2)..........................................................                    -             -           (58)          -
                                                                                     -----         -----         -----       -----

Net income ..........................................................                  111           201           156         456

Preference stock dividends...........................................                    6             6            11          11
                                                                                     -----         -----         -----       -----

Net income available for common stock................................                $ 105         $ 195         $ 145       $ 445
                                                                                     =====         =====         =====       =====
Average shares of common stock outstanding (millions):
   Basic.............................................................                  321           269           321         267
   Diluted...........................................................                  378           269           378         267

Per share of common stock:
   Basic earnings:
     Income from continuing operations before cumulative effect of
       changes in accounting principles..............................                $  .54        $  .64        $  .88      $ 1.59
     Income (loss) on discontinued operations, net of tax effect.....                  (.21)          .09          (.25)        .08
     Cumulative effect of changes in accounting principles,
       net of tax benefit............................................                    -             -           (.18)         -
     Net income available for common stock...........................                   .33           .73           .45        1.67
   Diluted earnings:
     Income from continuing operations before cumulative effect of
       changes in accounting principles..............................                $  .49        $ .64         $  .82      $ 1.59
     Income (loss) on discontinued operations, net of tax effect.....                  (.18)         .09           (.22)        .08
     Cumulative effect of changes in accounting principles,
       net of tax benefit............................................                     -            -           (.15)         -
     Net income available for common stock...........................                   .31          .73            .45        1.67

   Dividends declared...............................................                    .125         .600           .250      1.200

See Notes to Financial Statements.

                          TXU CORP. AND SUBSIDIARIES
            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                              (Unaudited)


                                                                               Three Months Ended          Six Months Ended
                                                                                    June 30,                   June 30,
                                                                               -------------------        ------------------
                                                                                2003          2002         2003         2002
                                                                                ----          ----         ----         ----
                                                                                          (millions of dollars)
Components related to continuing operations:

   Income from continuing operations before cumulative effect
     of changes in accounting principles...................................     $ 177         $ 178       $ 293        $ 435
                                                                                -----         -----       -----        -----

   Other comprehensive income (loss), net of tax effects:
     Cumulative foreign currency translation adjustments....................      106            42         161           73

     Cash flow hedges-
     Net change in fair value of derivatives (net of tax benefit
         of $37, $46, $93 and $64)..........................................      (76)          (88)       (184)        (119)
     Amounts realized in earnings during the period
        (net of tax expense of $36, $12, $78 and $19).......................       72            27         153           42
                                                                                -----         -----       -----        -----

           Total.............................................................     102           (19)        130           (4)
                                                                                -----         -----       -----        -----
Comprehensive income from continuing operations..............................     279           159         423          431

Comprehensive income from discontinued operations:

     Income (loss) on discontinued operations, net of tax effect..............    (66)           23         (79)          21

     Minimum pension liability adjustments (net of tax benefit of $3).........      -             -          (6)           -

     Cumulative foreign currency translation adjustment.......................      -           238           -          177

     Cash flow hedges (net of tax expense of $4 and $8).......................      -             9           -           19
                                                                                -----         -----       -----        -----

           Total..............................................................    (66)          270         (85)         217
                                                                                -----         -----       -----        -----

Cumulative effect of changes in accounting principles, net of tax benefit.....      -             -         (58)           -
                                                                                -----         -----       -----        -----

Comprehensive income.........................................................   $ 213         $ 429       $ 280        $ 648
                                                                                =====         =====       =====        =====

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                                  -----------------
                                                                                                   2003        2002
                                                                                                   ----        ----
                                                                                                (millions of dollars)

Cash flows - operating activities:
  Income from continuing operations before cumulative effect of
     changes in accounting principles.............................................                $  293     $ 435
  Adjustments to reconcile income from continuing operations before cumulative effect of changes in accounting principles to cash provided by operating activities:
     Depreciation and amortization ...............................................                   470       467
     Deferred income taxes and investment tax credits - net ......................                    87        (6)
     Net gain from sale of  assets................................................                   (20)      (13)
     Net unrealized gain from mark-to-market valuations of commodity contracts....                   (27)       (6)
     Net equity loss from unconsolidated affiliates and joint ventures............                    16        24
     Recovery of gas costs........................................................                    34        67
     Reduction in regulatory liability............................................                   (78)      (41)
  Changes in operating assets and liabilities.....................................                   667      (315)
                                                                                                  ------     -----
         Cash provided by operating activities....................................                 1,442       612
                                                                                                  ------     -----
Cash flows - financing activities:
  Issuances of  securities:
     Long-term debt...............................................................                 1,317     1,846
     Common stock.................................................................                     8       605
  Retirements/repurchases of securities:
     Long-term debt...............................................................                  (761)   (1,677)
     Preferred stock of subsidiary, subject to mandatory redemption...............                    (4)        -
  Change in notes payable:
     Commercial paper.............................................................                    11       383
     Banks........................................................................                (2,299)     (517)
  Cash dividends paid:
     Common stock.................................................................                   (80)     (318)
     Preference stock.............................................................                   (11)      (11)
  Redemption deposit applied to debt retirements..................................                   210         -
  Debt premium, discount, financing and reacquisition expenses....................                   (53)      (81)
                                                                                                  ------     -----
         Cash provided by (used in) financing activities..........................                (1,662)      230
                                                                                                  ------     -----
Cash flows - investing activities:
  Capital expenditures............................................................                  (458)     (502)
   Acquisitions of businesses.....................................................                  (150)      (36)
   Proceeds from sale of assets...................................................                    15       444
  Nuclear fuel ...................................................................                   (35)      (50)
  Other...........................................................................                    14       (43)
                                                                                                  ------     ------
         Cash used in investing activities........................................                  (614)     (187)
                                                                                                  ------     -----
Effect of exchange rates on cash and cash equivalents.............................                     8       (16)

Cash used by discontinued operations..............................................                   (15)     (595)
                                                                                                  ------     -----
Net change in cash and cash equivalents...........................................                  (841)       44

Cash and cash equivalents - beginning balance.....................................                 1,574       216
                                                                                                  ------     -----
Cash and cash equivalents - ending balance........................................                $  733     $ 260
                                                                                                  ======     =====

See Notes to Financial Statements.

                              TXU CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                 June 30,      December 31,
                                                                                    2003            2002
                                                                                 ---------       -------
                                    ASSETS                                           (millions of dollars)
Current assets:
  Cash and cash equivalents..................................................... $   733         $ 1,574
  Restricted cash...............................................................       -             210
  Accounts receivable-- trade...................................................   1,529           1,696
  Income taxes receivable.......................................................      33             488
  Inventories...................................................................     522             493
  Commodity contract assets.....................................................   1,366           1,298
  Assets of telecommunications holding company..................................     145               -
  Other current assets..........................................................     233             263
                                                                                  ------          ------
         Total current assets...................................................   4,561           6,022
                                                                                  ------          ------

Investments:
  Restricted cash...............................................................     111              96
  Other investments.............................................................     640             757
Property, plant and equipment-- net.............................................  20,467          19,642
Goodwill and other unamortized intangible assets................................   1,723           1,588
Regulatory assets--  net........................................................   1,880           1,772
Commodity contract assets.......................................................     646             657
Cash flow hedges and other derivative assets....................................     160             150
Other noncurrent assets.........................................................     336             332
Telecommunications assets held for sale.........................................     670               -
                                                                                 -------         -------

         Total assets........................................................... $31,194         $31,016
                                                                                 =======         =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable:
     Commercial paper...........................................................  $   33         $    18
     Banks......................................................................       8           2,306
  Long-term debt due currently..................................................     743             958
  Accounts payable-- trade......................................................   1,083           1,054
  Commodity contract liabilities................................................   1,198           1,138
  Liabilities of telecommunications holding company.............................     854               -
  Other current liabilities.....................................................   1,073           1,209
                                                                                  ------          ------
         Total current liabilities..............................................   4,992           6,683
                                                                                  ------          ------

Accumulated deferred income taxes and investment tax credits....................   4,322           4,060
Commodity contract liabilities..................................................     554             520
Cash flow hedges and other derivative liabilities...............................     363             220
Other noncurrent liabilities and deferred credits...............................   2,298           2,144
Long-term debt, less amounts due currently......................................  12,563          11,597
Telecommunications liabilities held for sale....................................     121              --

Mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated company:
     TXU Corp. obligated........................................................     368             368
     Subsidiary obligated.......................................................     147             147
Preferred stock of subsidiaries:
     Not subject to mandatory redemption........................................     190             190
     Subject to mandatory redemption............................................      17              21

Contingencies (Note 7)

Shareholders' equity (Note 6)...................................................   5,259           5,066
                                                                                  ------          ------

         Total liabilities and shareholders' equity............................. $31,194         $31,016
                                                                                 =======         =======

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

      Description of Business -- TXU Corp. is an energy company that engages in power production (electricity generation), wholesale energy sales, retail energy sales and related services, portfolio management, including risk management and certain trading activities, energy delivery and, through a business held for sale and formerly a joint venture, telecommunications services. TXU Corp. is a holding company with its US operations conducted through US Holdings and TXU Gas. US Holdings is also a holding company with its principal operations conducted through TXU Energy and Oncor. TXU Corp.'s principal international operations are conducted through TXU Australia.

      Discontinued Businesses - Prior to October 2002, TXU Corp. also conducted international operations through TXU Europe. The consolidated financial statements for 2002 and discussion of results of operations of TXU Corp. reflect the reclassification of the TXU Europe business as discontinued operations (see Note 3 for information about discontinued operations).

      With respect to the telecommunications business, Pinnacle, in May
2003, TXU Corp. acquired for $150 million in cash the interests it did not previously own from the joint venture partner under a put/call agreement, which had been executed in late February 2003, and finalized a formal plan to dispose of the telecommunications business by sale. Accordingly, effective with reporting for the second quarter of 2003, activities of Pinnacle since March 1, 2003 are reported as discontinued operations. TXU Corp. had used the equity method of accounting for its investment in Pinnacle until March 1, 2003 when the business was consolidated as a result of the execution of the put/call agreement. Accounting rules provide that businesses accounted for under the equity method should not be reported as discontinued operations; therefore, results prior to March 1, 2003 are reported in other deductions in the statement of income, consistent with prior reporting. (Also see Note 3.)

      Basis of Presentation -- The condensed consolidated financial statements of TXU Corp. have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2002 Form 10-K, except for the discontinuance of the telecommunications business and the adoption of the following new accounting rules: EITF 02-3, SFAS 143, and SFAS 145, all discussed below.

      In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2002 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes, except per share amounts, are stated in millions of US dollars unless otherwise indicated. Certain previously reported amounts have been reclassified to conform to current classifications.

      Effective April 1, 2003, the estimates of the depreciable lives of the Comanche Peak nuclear generating plant and several gas generation plants were extended to better reflect the useful lives of the assets. At the same time, depreciation rates were increased on lignite and gas generation facilities to reflect investments in emissions control equipment. The net impact of these changes was a reduction in depreciation expense of $13 million (pre-tax) and an increase in income from continuing operations of $8 million ($0.02 per diluted share) in the three- and six-month periods ended June 30, 2003.

      Income Taxes -- TXU Energy and the holders of its 9% Exchangeable Subordinated Notes due 2012 (which were converted on July 1, 2003 to preferred membership interests in TXU Energy, see Note 4), characterize the notes as preferred equity interests for federal and state income tax purposes with the result that TXU Energy is treated as a partnership for such purposes.

      Changes in Accounting Standards -- In October 2002, the EITF, through
EITF 02-3, rescinded EITF 98-10, which required mark-to-market accounting for all trading activities. SFAS 143, regarding asset retirement obligations, became effective on January 1, 2003. As a result of the implementation of these two accounting standards, TXU Corp. recorded a cumulative effect of changes in accounting principles as of January 1, 2003. (See Note 2 for a discussion of the impacts of these two accounting standards.)

      As a result of guidance provided in EITF 02-3, TXU Corp. has not recognized origination gains on commercial/industrial retail contracts in 2003. For the three- and six-month periods ended June 30, 2002, TXU Corp. had recognized $21 million and $34 million in origination gains on such contracts, respectively.

      SFAS 145, regarding classification of items as extraordinary, became effective on January 1, 2003. One of the provisions of this statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." As required by the standard, the results for the six months ended June 30, 2002 reflect a reclassification of a previously reported (in the first quarter of 2002) extraordinary loss of $17 million (after-tax) on the early extinguishment of debt to other deductions ($26 million) and income tax expense ($9 million), as the loss does not meet the criteria of an extraordinary item as defined by Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

      As a result of the implementation of SFAS 145 as of January 1, 2003, the previously reported after-tax losses on the early extinguishment of debt of $41 million in the year ended December 31, 2002 and $97 million in the year ended December 31, 2001 (as described in the Notes to Financial Statements in the 2002 Form 10-K) will be reclassified from extraordinary items to other deductions and income tax expense in income from continuing operations as such losses do not meet the criteria of an extraordinary item. There is no effect on net income as a result of the implementation of SFAS 145.

      This reclassification decreases basic and fully diluted income from continuing operations before extraordinary loss per share by $0.15 and $0.38 for the years ended December 31, 2002 and 2001, respectively, and decreases the extraordinary loss, per share, by the same amounts.

      SFAS 146, regarding exit costs, became effective on January 1, 2003.
SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value. The adoption of SFAS 146 did not materially impact results of operations for the six months ended June 30, 2003.

      SFAS 148 was issued in December 2002. TXU Corp. adopted the disclosure requirements of SFAS 148 effective December 31, 2002. This statement provides transition alternatives when companies adopt fair value accounting for stock-based compensation. TXU Corp. accounts for certain of its stock-based compensation plans, including stock options, using the intrinsic value method. TXU Corp. does not currently issue stock options, and only approximately 26,000 previously issued options remain outstanding at June 30, 2003. Had compensation expense for these stock-based compensation plans been determined based upon the fair value methodology prescribed under SFAS 123, TXU Corp.'s net income and per share amounts would not have been materially different from reported amounts.

      FIN 45 requires recording the fair value of guarantees upon issuance or modification after December 31, 2002. The interpretation also requires expanded disclosures of guarantees (see Note 7 under Guarantees). The adoption of FIN 45 did not materially impact results of operations for the six months ended June 30, 2003.

      FIN 46 was issued in January 2003. FIN 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. This guidance will be effective for existing variable interest entities in the quarter ending September 30, 2003 and immediately for any new variable interest entities. TXU Corp. is evaluating the potential impact of FIN 46 on its financial position.

      SFAS 149 was issued in April 2003 and became effective for contracts entered into or modified after June 30, 2003. SFAS 149 clarifies what contracts may be eligible for the normal purchase and sale exception, the definition of a derivative and the treatment in the statement of cash flows when a derivative contains a financing component. TXU Corp. is evaluating the potential impact of SFAS 149 on its financial position and results of operations.

      SFAS 150 was issued in May 2003 and became effective June 1, 2003 for new financial instruments and July 1, 2003 for existing financial instruments. SFAS 150 requires that certain mandatorily redeemable preferred securities (see
Note 5) be classified as liabilities beginning July 1, 2003. TXU Corp. is evaluating the potential impact of SFAS 150 on its financial position.

      EITF 01-8 was issued in May 2003 and is effective prospectively for arrangements that are new, modified or committed to beginning July 1, 2003. This guidance may require that certain types of arrangements be accounted for as leases, including tolling and power supply contracts, take-or-pay contracts and service contracts involving the use of specific property and equipment. TXU Corp. is evaluating the potential impact of the adoption of EITF 01-8 on its financial position and results of operations.

      Earnings Per Share -- Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the quarter. Diluted earnings per share include the effect of all potential issuances of common shares under certain debt securities and other arrangements. For the three months and six months ended June 30, 2003, the $750 million of 9% Exchangeable Subordinated Notes issued by TXU Energy in November 2002 were dilutive and were included in the calculation of diluted earnings per share. Assuming these securities were converted to common stock at the beginning of the period at the exercise price of $13.1242 per share, 57.1 million more shares would have been issued and net income would have increased by $13.2 million and $26.3 million for the three months and six months ended June 30, 2003, respectively, representing the after-tax interest savings on the notes.

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

2.    CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

      The following summarizes the effect on results for the six months ended June 30, 2003 for changes in accounting principles effective January 1, 2003:

     Charge from rescission of EITF 98-10, net of tax effect of $34 million....   $(63)
     Credit from adoption of SFAS 143, net of tax effect of $3 million.........      5
                                                                                  ----
          Total net charge............................................            $(58)
                                                                                  ====

      On October 25, 2002, the EITF, through EITF 02-3, rescinded EITF
98-10, which required mark-to-market accounting for all trading activities. Pursuant to this rescission, only financial instruments that are derivatives under SFAS 133 will be subject to mark-to-market accounting. Financial instruments that may not be derivatives under SFAS 133, but were marked-to-market under EITF 98-10, consist primarily of gas transportation and storage agreements, power tolling, full requirements and capacity contracts. This new accounting rule was effective for new contracts entered into after October 25, 2002. Non-derivative contracts entered into prior to October 26, 2002, continued to be accounted for at fair value through December 31, 2002; however, effective January 1, 2003, such contracts were required to be accounted for on a settlement basis. Accordingly, a charge of $97 million ($63 million after-tax) has been reported as a cumulative effect of a change in accounting principles in the first quarter of 2003. Of the total, $75 million reduced net commodity contract assets and liabilities and $22 million reduced inventory that had previously been marked-to-market as a trading position. The cumulative effect adjustment represents the net gains previously recognized for these contracts under mark-to-market accounting.

      SFAS 143 became effective on January 1, 2003. SFAS 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period of its inception. For TXU Corp., such liabilities relate to nuclear generation plant decommissioning, land reclamation related to lignite mining and removal of lignite plant ash treatment facilities. The liability is recorded at its net present value with a corresponding increase in the carrying value of the related long-lived asset. The liability is accreted each period, representing the time value of money, and the capitalized cost is depreciated over the remaining useful life of the related asset.

      As the new accounting rule required retrospective application to the inception of the liability, the effects of the adoption reflect the accretion and depreciation from the liability inception date through December 31, 2002. Further, the effects of adoption take into consideration liabilities of $215 million (previously reflected in accumulated depreciation) TXU Corp. had previously recorded as depreciation expense and $26 million (reflected in other noncurrent liabilities) of unrealized net gains associated with the decommissioning trusts.

      The following table summarizes the impact as of January 1, 2003 of adopting SFAS 143:

     Increase in property, plant and equipment - net................     $488
     Increase in other noncurrent liabilities and deferred credits..     (528)
     Increase in accumulated deferred income taxes..................       (3)
     Increase in regulatory assets - net............................       48
                                                                         ----
     Cumulative effect of change in accounting principles....            $  5
                                                                         ====

      The asset retirement liability at June 30, 2003 was $564 million, comprised of a $554 million liability as a result of adoption of SFAS 143 and $18 million of accretion during the first six months of 2003 reduced by $8 million in reclamation payments.

      With respect to nuclear decommissioning costs, TXU Corp. believes that the adoption of SFAS 143 results primarily in timing differences in the recognition of asset retirement costs that TXU Energy is currently recovering, as Oncor recovers regulated decommissioning fees from REPs on behalf of TXU Energy, and will be deferring such differences as part of the regulatory cost-recovery process.

      On a pro forma basis, assuming SFAS 143 had been adopted at the beginning of the periods, income from continuing operations for the six months ended June 30, 2002 would have increased by $4 million after-tax and the liability for asset retirement obligations as of June 30, 2002, would have been $538 million.

3.    DISCONTINUED OPERATIONS

      The following summarizes the historical consolidated financial information of TXU Europe and the telecommunications business reported as discontinued operations:

                                                      Europe                       Telecommunications
                                           ---------------------------        --------------------------
                                           Three Months     Six Months        Three Months   Six Months
                                              Ended           Ended               Ended        Ended
                                          June 30, 2002   June 30, 2002      June 30, 2003  June 30, 2003
                                           -------------  -------------      -------------  -------------
Operating revenues.........................   $1,184         $2,694             $   52         $   68
                                              ------         ------             ------         ------

Operating costs and expenses...............    1,086         2,531                  48             69
Other deductions-- net.....................        7            10                   -              1
Interest income............................       (4)          (10)                 (2)            (3)
Interest expense and other charges.........       83           166                  20             26
                                              ------         -----              ------         ------
Income (loss) before income taxes..........       12            (3)                (14)           (25)
Income tax expense (benefit)...............      (11)          (24)                 53             52
                                              ------         -----              ------         ------
Income (loss) from discontinued operations.   $   23         $  21              $  (67)        $  (77)
                                              ======         =====              ======         ======


      The loss from the telecommunications business for the three and six months ended June 30, 2003 includes a deferred income tax provision of $60 million on the excess of the carrying value of the investment in the business over the tax basis.

      Legal, audit and administrative accruals related to TXU Europe were reduced by $1 million after-tax in the three months ended June 30, 2003, resulting in a net year to date expense of $3 million ($2 million after-tax).

      The following details the telecommunications assets and liabilities held for sale on TXU Corp.'s balance sheet as of June 30, 2003:

   Current assets.......................................             $   66
   Investments..........................................                 36
   Plant, property, and equipment.......................                231
   Goodwill.............................................                317
   Accumulated deferred income tax asset................                 16
   Other noncurrent assets..............................                  4
                                                                     ------
          Telecommunications assets held for sale.......             $  670
                                                                     ======

   Current liabilities..................................             $   72
   Noncurrent liabilities...............................                 49
                                                                     ------
           Telecommunications liabilities held for sale.             $  121
                                                                     ======

      The following details the assets and liabilities of the telecommunications holding company on TXU Corp.'s balance sheet as of June 30, 2003:

   Investments (a)......................................             $  135
   Other assets.........................................                 10
                                                                     ------
       Assets of telecommunications holding company.....             $  145
                                                                     ======

   Notes payable and other debt (a).....................             $  825
   Other liabilities....................................                 29
                                                                     ------
         Liabilities of telecommunications holding company           $  854
                                                                     ======

(a) Investments represents Pinnacle Overfund Trust, a trust established to fund interest payments on $810 million in notes payable of the holding company. The trust's assets consist of TXU Corp. debt (reported in long-term debt due currently). Upon sale of the business, expected to occur by June 30, 2004, the notes will be repaid and the remaining TXU Corp. debt and the trust will be cancelled.

4.    FINANCING ARRANGEMENTS

      Credit Facilities -- At June 30, 2003, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of approximately $8 million and commercial paper of $33 million (all in Australia).

      At June 30, 2003, TXU Corp. and its subsidiaries had credit facilities (some of which provide for long-term borrowings) as follows:


                                                                                            At June 30, 2003
                                                                            --------------------------------------------------
                                                         Authorized          Facility    Letters of     Cash
Facility                               Expiration Date   Borrowers             Limit       Credit    Borrowings   Availability
--------                               ---------------   ---------             -----       ------    ----------   ------------
Five-Year Revolving Credit Facility    February 2005     US Holdings          $ 1,400      $  391      $   --       $1,009
Revolving Credit Facility              February 2005     TXU Energy, Oncor        450          21          --          429
Three-Year Revolving Credit Facility   May 2005          US Holdings              400          --          --          400
Revolving Credit Facilities            May 2005          TXU Corp.                100          --          --          100
                                                                              -------      ------      ------       ------
      Total North America                                                     $ 2,350      $  412      $   --       $1,938
                                                                              =======      ======      ======       ======

Senior Facility (a)                    October 2004      TXU Australia        $ 1,167      $   --      $  943       $  208
Working Capital Facility               October 2003      TXU Australia             66          --           6           60
Standby Facility (a)                   December 2003     TXU Australia             17          --          --           --
                                                                              -------      ------      ------       ------
      Total Australia                                                         $ 1,250      $   --      $  949       $  268
                                                                              =======      ======      ======       ======

(a) Commercial paper borrowings totaling $33 million at June 30, 2003 were supported by the Standby Facility ($17 million) and the Senior Facility ($16 million).

      In August 2003, TXU Corp. entered into a $500 million 5-year revolving credit facility with LOC 2003 Trust, a special purpose, wholly-owned subsidiary of TXU Corp. (LOC Trust). LOC Trust, in turn, entered into a $500 million 5-year secured credit facility with a group of lenders. TXU Corp. intends to capitalize LOC Trust with approximately $525 million of cash, which will be invested by the lenders in permitted investments as directed by LOC Trust. LOC Trust's assets, including the investments, will constitute collateral for the benefit of the lenders to secure issuances of letters of credit or loans, and will be owned by LOC Trust. During the term of the facility, LOC Trust will be required to maintain collateral in an amount equal to 105% of the commitments under the secured facility. Upon capitalization of LOC Trust, TXU Corp. may request up to $500 million of letters of credit or up to $250 million of loans from LOC Trust, subject in aggregate to its $500 million commitment, for the benefit of TXU Corp. and its subsidiaries, which may be provided through issuances of letters of credit or loans by the lenders. LOC Trust's assets are not available to satisfy claims of creditors of TXU Corp. or its subsidiaries. However, LOC Trust may terminate all or a portion of the secured facility at any time and request the release of any collateral not required to secure outstanding letters of credit from the lenders.

      Through April 2003, $2.3 billion in outstanding cash borrowings as of December 31, 2002 under the North America credit facilities were repaid, and the facilities were restructured. A $450 million revolving credit facility was established for TXU Energy and Oncor that matures on February 25, 2005. This facility will be used for working capital and other general corporate purposes, including letters of credit, and replaces the $1 billion 364-day revolving credit facility that expired in April 2003. Up to $450 million of letters of credit may be issued under the facility.

      This facility, as well as others available to TXU Corp., will provide back-up for any future issuance of commercial paper by TXU Energy and Oncor. At June 30, 2003, there was no outstanding commercial paper under the North America credit facilities.

      In connection with the restructuring of the North America credit facilities of TXU Corp., in April 2003:

     o Oncor cancelled its undrawn $150 million secured 364-day credit facility that was scheduled to expire in December 2003.

     o US Holdings replaced TXU Corp. as the borrower under the $500 million three-year revolving credit facility. Concurrently, the facility was reduced to $400 million, and TXU Corp. entered into additional credit facilities totaling $100 million, which were cancelled in August 2003.

    o US Holdings' $1.4 billion five-year revolving credit facility was amended. Among other things, the amendment increased the amount of letters of credit allowed to be issued under the facility to $1 billion from $500 million.

      Long-Term Debt-- At June 30, 2003 and December 31, 2002, the long-term debt of TXU Corp. and its consolidated subsidiaries consisted of the following:

                                                                                           June 30,    December 31,
                                                                                              2003         2002
                                                                                              ----         ----
TXU Energy
  Pollution Control Revenue Bonds:
    Brazos River Authority:
    Floating Taxable Series 1993 due June 1, 2023.......................................    $    --      $    44
    4.900% Fixed Series 1994A due May 1, 2029(a)........................................         --           39
    5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a)..........         39           39
    5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a)........         50           50
    5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a).......        118          118
    7.700% Fixed Series 1999A due April 1, 2033.........................................        111          111
    6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013(a)..         16           16
    7.700% Fixed Series 1999C due March 1, 2032.........................................         50           50
    4.950% Fixed Series 2001A due October 1, 2030, remarketing date April 1, 2004(a)....        121          121
    4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a).....         19           19
    5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a).....        274          274
    4.250% Fixed Series 2001D due May 1, 2033, remarketing date November 1, 2003(a).....        271          271
    1.150% Floating Taxable Series 2001F due December 31, 2036(b).......................         39           39
    1.150% Floating Taxable Series 2001G due December 31, 2036(b).......................         72           72
    1.070% Floating Taxable Series 2001H due December 31, 2036(b).......................         31           31
    1.020% Floating Taxable Series 2001I due December 31, 2036(b).......................         63           63
    1.050% Floating Series 2002A due May 1, 2037(b).....................................         61           61
    6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)......         44           --

    Sabine River Authority of Texas:
    6.450% Fixed Series 2000A due June 1, 2021..........................................         51           51
    5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a).....         91           91
    5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a).....        107          107
    4.000% Fixed Series 2001C due May 1, 2028, remarketing date November 1, 2003(a).....         70           70
    1.150% Floating Taxable Series 2001D due December 31, 2036(b).......................         12           12
    1.070% Floating Taxable Series 2001E due December 31, 2036(b).......................         45           45

    Trinity River Authority of Texas:
    6.250% Fixed Series 2000A due May 1, 2028...........................................         --           14
    5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a).....         37           37

    Other:
    7.000% Fixed Senior Notes - TXU Mining due May 1, 2003..............................         --           72
    6.875% Fixed Senior Notes - TXU Mining due August 1, 2005...........................         30           30
    9.000% Fixed Exchangeable Subordinated Notes due November 22, 2012..................        750          750
    6.125% Fixed Senior Notes due March 15, 2008........................................        250           --
    7.000% Fixed Senior Notes due March 15, 2013........................................      1,000           --
    Capital lease obligations...........................................................         10           10
    Other...............................................................................          7            8
    Unamortized premium and discount....................................................       (108)        (110)
                                                                                            -------      -------
        Total TXU Energy ...............................................................      3,731        2,605
                                                                                            -------      -------

US Holdings
    7.170% Fixed Senior Debentures due August 1, 2007...................................         10           10
    9.556% Fixed Notes due in bi-annual installments through December 4, 2019...........         73           73
    8.254% Fixed Notes due in quarterly installments through December 31, 2021..........         67           68
    2.110% Floating Rate Junior Subordinated Debentures, Series D due January 30,
    2037(c).............................................................................          1            1
    8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037..........          8            8
                                                                                            -------      -------
        Total US Holdings ..............................................................        159          160
                                                                                            -------      -------


                                                                                           June 30,    December 31,
                                                                                              2003         2002
                                                                                              ----         ----
Oncor
    9.530% Fixed Medium Term Secured Notes due January 30, 2003......................            --            4
    9.700% Fixed Medium Term Secured Notes due February 28, 2003.....................            --           11
    6.750% Fixed First Mortgage Bonds due March 1, 2003..............................            --          133
    6.750% Fixed First Mortgage Bonds due April 1, 2003..............................            --           70
    8.250% Fixed First Mortgage Bonds due April 1, 2004..............................           100          100
    6.250% Fixed First Mortgage Bonds due October 1, 2004............................           121          121
    6.750% Fixed First Mortgage Bonds due July 1, 2005...............................            92           92
    7.875% Fixed First Mortgage Bonds due March 1, 2023..............................           224          224
    8.750% Fixed First Mortgage Bonds due November 1, 2023...........................            --          103
    7.875% Fixed First Mortgage Bonds due April 1, 2024..............................           133          133
    7.625% Fixed First Mortgage Bonds due July 1, 2025...............................           215          215
    7.375% Fixed First Mortgage Bonds due October 1, 2025............................           178          178
    6.375% Fixed Senior Secured Notes due May 1, 2012................................           700          700
    7.000% Fixed Senior Secured Notes due May 1, 2032................................           500          500
    6.375% Fixed Senior Secured Notes due January 15, 2015...........................           500          500
    7.250% Fixed Senior Secured Notes due January 15, 2033...........................           350          350
    5.000% Fixed Debentures due September 1, 2007....................................           200          200
    7.000% Fixed Debentures due September 1, 2022....................................           800          800
    Unamortized premium and discount.................................................           (32)         (35)
                                                                                            --------     -------
        Total Oncor..................................................................         4,081        4,399
                                                                                            -------      -------

TXU Gas
    6.250% Fixed Notes due January 1, 2003...........................................            --          125
    6.375% Fixed Notes due February 1, 2004..........................................           150          150
    7.125% Fixed Notes due June 15, 2005.............................................           150          150
    6.564% Fixed Remarketed Reset Notes due January 1, 2008 (a)......................           125          125
    Unamortized fair value adjustments...............................................             1            1
                                                                                            -------      -------
        Total TXU Gas ...............................................................           426          551
                                                                                            -------      -------

TXU Australia
    5.555% Floating Notes due October 30, 2003(d)....................................            20           17
    5.055% Floating Notes due September 21, 2007(d)..................................           184          155
    5.752% Floating Note, Tranche A Facility due October 26, 2004(d).................            27           23
    5.685% Floating Note, Tranche A Facility due October 26, 2004(d).................            83          142
    5.603% Floating Note, Tranche B Facility due October 26, 2004(d).................           133          113
    5.740% Floating Note, Tranche B Facility due October 26, 2004(d).................            40           34
    5.620% Floating Note, Tranche B Facility due October 26, 2004(d).................            73           62
    5.735% Floating Note, Tranche B Facility due October 26, 2004(d).................            87           73
    5.832% Floating Note, Tranche C Facility due October 26, 2004(d).................           367          311
    5.935% Floating Note, Tranche C Facility due October 26, 2004(d).................           133          113
    7.000% Fixed Medium Term Notes due September 22, 2005............................           133          113
    5.190% Floating Senior Notes due December 1, 2006(d).............................           241          203
    5.433% Floating Senior Notes due December 1, 2016(c).............................            82           70
    Unamortized premium and discount and fair value adjustments......................            53           99
                                                                                            -------      -------
        Total TXU Australia..........................................................         1,656        1,528
                                                                                            -------      -------


                                                                                           June 30,   December 31,
                                                                                              2003         2002
                                                                                              ----        ------

Corporate and Other
    6.375% Fixed Senior Notes Series B due October 1, 2004...........................           175          175
    6.375% Fixed Senior Notes Series C due January 1, 2008...........................           200          200
    5.520% Fixed Senior Notes Series D due August 16, 2003...........................           323          323
    4.050% Fixed Senior Notes Series E due August 16, 2004...........................             2            2
    6.375% Fixed Senior Notes Series J due June 15, 2006.............................           800          800
    4.750% Fixed Senior Notes Series K due November 16, 2006 (equity-linked),
    remarketing date November 16, 2004...............................................           500          500
    5.450% Fixed Senior Notes Series L due November 16, 2007 (equity-linked),
    remarketing date November 16, 2005...............................................           500          500
    5.800% Fixed Senior Notes Series M due May 16, 2008 (equity-linked), remarketing
    date May 16, 2006................................................................           440          440
    6.000% Fixed Telecom Overfund Trust Debt due bi-annually through August 15, 2004.           135          178
    11.98% Floating Notes due monthly through October 31, 2007 (c)...................             3            4
    8.820% Building Financing due bi-annually through February 11, 2022..............           135          140
    Unamortized premium and discount.................................................            40           50
                                                                                            -------      -------
        Total Corporate and Other...................................................          3,253        3,312
                                                                                            -------      -------

    Total TXU Corp. consolidated.....................................................        13,306       12,555

    Less amount due currently........................................................           743          958
                                                                                            -------      -------
    Total long-term debt.............................................................       $12,563      $11,597
                                                                                            =======      =======

   (a) These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
   (b) Interest rates in effect at June 30, 2003. These series are in a flexible or weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit. Series in the flexible mode will be remarketed for periods of less than 270 days.
   (c) Interest rates in effect at June 30, 2003.
   (d) Interest rates fixed by swaps at June 30, 2003.

        In July 2003, TXU Corp. issued $525 million of floating rate convertible senior notes due 2033 in a private placement. The notes bear regular interest at an annual floating rate equal to 3-month LIBOR, determined quarterly, plus 150 basis points, and payable in arrears quarterly commencing October 15, 2003. The initial interest rate is 2.60563%. The notes will bear additional contingent interest during periods after July 15, 2008 if the average trading price of the notes for a specified period exceeds 120% of the principal amount of the notes. The notes will have an initial conversion rate of 28.9289 shares of TXU Corp. common stock per $1,000 principal amount of notes, which equates to an initial conversion price of $34.5675 per share. The conversion rate is subject to adjustments in certain circumstances, including a change in the amount of quarterly cash dividends per share on TXU Corp. common stock from the current rate of $0.125 per share. The notes will be convertible at the conversion rate, as adjusted, until maturity if (1) during any fiscal quarter the market price of TXU Corp. common stock is above $41.481 per share for a specified period; (2) TXU Corp. calls the notes for redemption;
(3) the trading price of the notes falls below 95% of the conversion value of the notes for a specified period; or (4) certain specified corporate transactions occur. Should the holders elect to convert the notes, TXU Corp. has the option to settle the conversion in cash, common stock or a combination of both. The notes will be redeemable by TXU Corp. at par, plus accrued and unpaid interest and contingent interest, if any, beginning July 15, 2008.
The holders will be entitled to require TXU Corp. to purchase the notes at par, plus accrued and unpaid interest and contingent interest, if any, on July 15, 2008, July 15, 2013, July 15, 2018, July 15, 2023 and July 15, 2028.
Other than on July 15, 2008, upon a holder's election to require a repurchase, TXU Corp. may elect to pay the purchase price in cash, common stock, or a combination of both. With certain exceptions, the holders will be entitled to require TXU Corp. to repurchase the notes if a person or group acquires more than 50% of TXU Corp.'s common equity or if there is a merger, sale of assets or other transaction that results in TXU Corp.'s common stockholders owning less than 50% of the surviving entity.

      In July 2003, TXU Energy exercised its right to exchange its $750 million 9% Exchangeable Subordinated Notes due November 22, 2012 for exchangeable preferred membership interests with identical economic and other terms. These securities are convertible into TXU Corp. common stock at an exercise price of $13.1242. The market price of TXU Corp. common stock on June 30, 2003 was $22.45. As disclosed in the 2002 Form 10-K, any exchange of these securities into common stock would result in a proportionate write-off of the related unamoritzed discount as a charge to earnings. If all the securities had been exchanged into common stock on June 30, 2003, the pre-tax charge would have been $107 million.

      In July 2003, the Brazos River Authority issued $39 million aggregate principal amount of Series 2003B pollution control revenue bonds for TXU Energy. The bonds will bear interest at an annual rate of 6.30% until maturity in 2032. Proceeds from the issuance of the bonds were used to refund the entire principal amount of Brazos River Authority Taxable Series 2001F variable rate pollution control revenue bonds due December 31, 2036. The Sabine River Authority also issued $12 million aggregate principal amount of Series 2003A pollution control revenue bonds for TXU Energy. The bonds will bear interest at an annual rate of 5.80% until maturity in 2022. Proceeds from the issuance of these bonds were used to refund the entire principal amount of Sabine River Authority Taxable Series 2001D pollution control revenue bonds due December 31, 2036.

      In May 2003, the Brazos River Authority Series 1994A and the Trinity
River Authority Series 2000A pollution control revenue bonds (aggregate principal amount of $53 million) were purchased upon mandatory tender. In July 2003, the bonds were remarketed and converted from a floating rate mode to a multiannual mode at an annual rate of 3.00% and 6.25%, respectively. The rate on the 1994A bonds will remain in effect until their mandatory tender date of May 1, 2005, at which time they will be remarketed. The rate on the 2000A bonds will remain in effect until their maturity in 2028.

      In May 2003, $72 million principal amount of the 7% TXU Mining fixed rate senior notes were repaid at maturity.

      In April 2003, Oncor repaid all ($70 million principal amount) of its First Mortgage Bonds, 6.75% Series, at the maturity date for par value plus accrued interest. A restricted cash deposit of $72 million was utilized to fund the maturity.

      In April 2003, the Brazos River Authority Series 1999A pollution control revenue bonds, with an aggregate principal amount of $111 million, were remarketed. The bonds now bear interest at a fixed annual rate of 7.70% and are callable beginning on April 1, 2013 at a price of 101% until March 31, 2014 and at 100% thereafter.

      In March 2003, the Brazos River Authority Series 1999B and 1999C pollution control revenue bonds (aggregate principal amount of $66 million) were converted from a floating rate mode to a multiannual mode at annual rates of 6.75% and 7.70%, respectively. The rate on the 1999B bonds will remain in effect until 2013 at which time they will be remarketed. The rate on the 1999C bonds is fixed to maturity in 2032, however they become callable in 2013.

      In March 2003, the Brazos River Authority issued $44 million aggregate principal amount of pollution control revenue bonds for TXU Energy. The bonds will bear interest at an annual rate of 6.75% until the mandatory tender date of April 1, 2013. On April 1, 2013, the bonds will be remarketed. Proceeds from the issuance of the bonds were used to repay the entire principal amount of Brazos River Authority Series 1993 pollution control revenue bonds due June 1, 2023.

      In March 2003, Oncor repaid all ($133 million principal amount) of its First Mortgage Bonds, 6.75% Series, at the maturity date for par value plus accrued interest. A restricted cash deposit of $138 million was utilized to fund the maturity.

      In March 2003, Oncor redeemed all ($103 million principal amount) of its First Mortgage and Collateral Trust Bonds, 8.75% Series due November 1, 2023, at 104.01% of the principal amount thereof, plus accrued interest to the redemption date.

      In March 2003, TXU Energy issued $1.25 billion aggregate principal amount of senior unsecured notes in two series in a private placement with registration rights. One series in the amount of $250 million is due March 15, 2008, and bears interest at the annual rate of 6.125%, and the other series in the amount of $1 billion is due March 15, 2013, and bears interest at the annual rate of 7%. Net proceeds from the issuance were used for general corporate purposes, including the repayment of borrowings under TXU Corp.'s North America credit facilities. In August 2003, TXU Energy entered into interest rate swap transactions to effectively convert $500 million of the notes to floating interest rates.

      In January 2003, TXU Gas redeemed, at par value, $125 million principal amount of its 6.25% Notes at maturity.

      Australia -- At June 30, 2003, TXU Australia had A$505 million ($337 million) in medium-term notes outstanding, of which interest and principal payments associated with A$475 million ($317 million) were guaranteed under an insurance policy. The medium-term notes have three tranches consisting of fixed and variable rates of which A$30 million ($20 million) is due October 2003 and the remainder is due between September 2005 and September 2007.

      Sale of Receivables -- Certain subsidiaries of TXU Corp. sell trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Corp., which sells undivided interests in accounts receivable it purchases to financial institutions. As of June 30, 2003, TXU Energy (through certain subsidiaries), Oncor and TXU Gas are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. The June 30, 2003 financial statements reflect the sale of $1.2 billion face amount of receivables to TXU Receivables Company under the program in exchange for cash of $540 million and $615 million in subordinated notes, with $11 million of losses on sales for the six months ended June 30, 2003 that principally represents the interest costs on the underlying financing. These losses approximated 6% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Funding under the program increased $70 million for the six month period ended June 30, 2003 primarily due to reserve requirements that were reduced through a temporary amendment in recognition of improving collection trends. Higher loss reserve requirements in previous periods reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition. Funding increases or decreases under the program are reflected as operating cash flow activity.

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

      In August 2003, the program was amended to extend the term to July
2004, as well as to extend the period providing temporarily higher delinquency and default compliance ratios through December 31, 2003. The program was also amended to coincide with the credit facilities' covenants by removing investment grade credit ratings as a requirement of an eligible originator and substituting maintenance of fixed charge coverage ratios and debt to capital ratios as requirements of an eligible originator. In June 2003, the program was amended to provide temporarily higher delinquency and default compliance ratios and temporary relief from the loss reserve formula. The June amendment reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition.

      Contingencies Related to Receivables Program -- Although TXU
Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

      1) all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;
      2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customers' switching and billing data. The billing delays have been resolved but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new POLR rules by the Commission and strengthened credit and collection policies and practices are expected to bring the ratios into consistent compliance with the program.

      Under the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios (or supply a parent guarantor that meets the ratio requirements). The failure by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate. Prior to the August 2003 amendment extending the program, originator eligibility was predicated on the maintenance of an investment grade credit rating.

      Financial Covenants, Credit Rating Provisions and Cross Default
Provisions -- The terms of certain financing arrangements of TXU Corp. contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. TXU Energy's preferred membership interests (formerly subordinated notes) also limit its incurrence of additional indebtedness unless a leverage ratio and interest coverage test are met on a pro forma basis. As of June 30, 2003, TXU Corp. and its subsidiaries were in compliance with all such applicable covenants.

      Certain financing and other arrangements of TXU Corp. contain provisions that are specifically affected by changes in credit ratings and also include cross default provisions. The material cross default provisions are described below.

      Other agreements of TXU Corp., including some of the credit facilities discussed above, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of TXU Corp. or its subsidiaries.

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

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross default under the $1.4 billion US Holdings five-year revolving credit facility, the $400 million US Holdings credit facility, the $68 million US Holdings letter of credit reimbursement and credit facility agreement and $30 million of TXU Mining senior notes (which have a $1 million threshold).

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

      A default or similar event under the terms of the TXU Energy preferred membership interests (formerly subordinated notes) that results in the acceleration (or other mandatory repayment prior to the mandatory redemption date) of such security or the failure to pay such security at the mandatory redemption date would result in a default under TXU Energy's $1.25 billion senior unsecured notes.

      TXU Corp.'s 6% Notes due 2003 to 2004, which are held by the Pinnacle Overfund Trust ($135 million outstanding at June 30, 2003) and Pinnacle's 8.83% Senior Secured Notes due 2004 ($810 million outstanding at June 30, 2003) contain cross default provisions relating to a failure to pay principal or interest on indebtedness of TXU Corp. or TXU Communications Ventures Company (in the case of the 8.83% Senior Secured Notes due 2004) in a principal amount of $50 million or above.

      TXU Energy has entered into certain mining and equipment leasing arrangements aggregating $127 million that would terminate upon the default of any other obligations of TXU Energy owed to the lessor. In the event of a default by TXU Mining, a subsidiary of TXU Energy, on indebtedness in excess of $1 million, a cross default would result under the $31 million TXU Mining leveraged lease and the lease would terminate.

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

      A default by TXU Corp. on indebtedness of $50 million or more would result in a cross default under the new $500 million five-year revolving credit facility.

      TXU Corp. and its subsidiaries have other arrangements, including interest rate swap agreements and leases with cross default provisions, the triggering of which would not result in a significant effect on liquidity.

5.    PREFERRED STOCK OF SUBSIDIARIES AND TRUST SECURITIES

      Preferred Stock - In July 2003, US Holdings redeemed all of the shares of its $7.98 series, $7.50 series and $7.22 series of preferred stock not subject to mandatory redemption and the shares of its $6.98 series of preferred stock subject to mandatory redemption for an aggregate principal amount of $91 million.

      TXU Corp. or Subsidiary Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trusts, Each Holding Solely Junior Subordinated Debentures of TXU Corp. or Related Subsidiary (Trust Securities) -- The statutory business trust subsidiaries had Trust Securities and trust assets outstanding as follows:

                                         Trust Securities
                             ----------------------------------------------       Trust Assets       Maturity
                                Units (000's)                Amount                  Amount
                             ---------------------   ----------------------  -----------------------
                            June 30,   December 31,  June 30,   December 31,   June 30,  December 31,
                             2003         2002         2003         2002        2003        2002
                             ----         ----         ----         ----        ----        ----
TXU Corp.
---------
TXU Corp. Capital I
   (7.25% Series).....        9,200      9,200         $ 223       $ 223         $237      $237          2029
TXU Corp. Capital II
   (8.70% Series).....        6,000      6,000           145         145          155       155          2034
                             ------     ------         -----       -----         ----      ----
   Total TXU Corp.....       15,200     15,200           368         368          392       392
                             ------     ------         -----       -----         ----      ----
TXU Gas
-------

TXU Gas Capital I
   (Floating Rate Trust
    Securities)(a)....          150        150           147         147          155       155          2028
                             ------     ------         -----       -----         ----      ----

   Total..............       15,350     15,350         $ 515       $ 515         $547      $547
                             ======     ======         =====       =====         ====      ====

(a) Interest rate swaps effectively fixed the rate on $100 million of the TXU Gas Floating Rate Trust Securities at 6.629% and at 6.444% on the remaining $50 million of the Trust Securities to July 1, 2003. TXU Corp. elected not to renew these swaps and will pay variable interest rates on these Trust Securities based on the three-month LIBOR rate plus a margin of 135 basis points.

      Each parent company owns the common trust securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of such trust's securities.

6.    SHAREHOLDERS' EQUITY


                                                                                   June 30,     December 31,
                                                                                     2003            2002
                                                                                   -------         ------
     Shareholders' equity:
       Preferred stock - not subject to mandatory redemption...........            $  300          $  300
                                                                                   ------          ------

       Common stock without par value:
          Authorized shares:  1,000,000,000
          Outstanding shares:  June 30, 2003 -- 321,908,423
            and December 31, 2002-- 321,974,000 .......................                12           7,995
       Additional paid in capital......................................             8,097             111
       Retained deficit................................................            (2,834)         (2,900)
       Accumulated other comprehensive loss............................              (316)           (440)
                                                                                   -------         -------
            Total common stock equity..................................             4,959           4,766
                                                                                   ------          ------

              Total shareholders' equity...............................            $5,259          $5,066
                                                                                   ======          ======

      Under Texas law, TXU Corp. may only declare dividends out of surplus, which is statutorily defined as total shareholders' equity less the book value of common stock and preferred stock (stated capital). The write-off in 2002 of

TXU Corp.'s investment in TXU Europe resulted in negative surplus as of December 31, 2002. Texas law permits, subject to the receipt of shareholder approval, the reclassification of stated capital into surplus. TXU Corp. received such shareholder approval of this reclassification in a special meeting of shareholders held February 14, 2003. Accordingly, approximately $8.0 billion was reclassified from stated capital to additional paid-in capital, resulting in surplus of $4.95 billion at June 30, 2003.

      Additional paid-in capital includes $107 million and $111 million of discount on the 9% Exchangeable Subordinated Notes of TXU Energy at June 30, 2003 and December 31, 2002, respectively. These notes were exchanged into preferred membership interests in July 2003 and continue to be exchangeable into TXU Corp. common stock.

      The Board of Directors of TXU Corp., at its February 2003 meeting, declared a quarterly dividend of $0.125 a share, payable April 1, 2003, to shareholders of record on March 7, 2003. At its May 2003 meeting, the Board of Directors of TXU Corp. declared a quarterly dividend of $0.125 a share, payable on July 1, 2003, to shareholders of record on June 6, 2003. Future dividends may vary depending upon TXU Corp.'s profit levels, operating cash flows and capital requirements as well as financial and other business conditions existing at the time.

      An Oncor mortgage restricts its payment of dividends to the amount of its retained earnings. Certain other debt instruments and preferred securities of TXU Corp.'s subsidiaries contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At June 30, 2003, there were no restrictions on the payment of dividends under these provisions.


7.    CONTINGENCIES

      Guarantees -- TXU Corp. has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Project development guarantees -- In 1990, TXU Corp. repurchased an electric co-op's minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op's indebtedness to the US government for the facilities. TXU Corp. is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. TXU Corp. guaranteed the co-op's payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op's rights under the agreement, and such payments would then be owed directly by TXU Corp. At June 30, 2003, the balance of the indebtedness was $139 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

      Residual value guarantees in operating leases -- TXU Corp. is the lessee under various operating leases that obligate it to guarantee the residual values of the leased facilities. At June 30, 2003, the aggregate maximum amount of residual values guaranteed was approximately $303 million with an estimated residual recovery of approximately $221 million. The average life of the lease portfolio is approximately seven years.

      Shared saving guarantees -- TXU Corp. has guaranteed that certain customers will realize specified annual savings resulting from energy management services it has provided. In aggregate, the average annual savings has exceeded the annual savings guaranteed. The maximum potential annual payout is approximately $8 million and the maximum total potential payout is approximately $56 million. During the three months ended June 30, 2003 no shared savings contracts were executed. The average remaining life of the portfolio is approximately nine years.

      Letters of credit -- TXU Corp. has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $350 million of letters of credit were outstanding at June 30, 2003 to support existing floating rate pollution control revenue bond debt of approximately $323 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2003 and 2004; however, TXU Corp. intends to provide from either existing or new facilities for the extension, renewal or substitution of these letters of credit to the extent required for such floating rate debt or their remarketing as fixed rate debt. In July 2003, approximately $56 million of the $350 million of letters of credit referenced above were terminated as a result of the refinancing of approximately $51 million of floating rate pollution control revenue bonds.

      TXU Corp. has outstanding letters of credit in the amount of $118 million to support portfolio management margin requirements in the normal course of business. As of June 30, 2003, approximately 73% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the second year.

      TXU Corp. has an outstanding letter of credit in the amount of $37 million as support for a subordinated loan to a joint venture related to a pipeline construction project in Australia. The obligation expires on January 31, 2005.

      TXU Australia has outstanding letters of credit in the amount of approximately $70 million, of which $57 million is to allow for participation in the electricity and gas spot markets, $12 million is to provide credit support for the shipping of gas and $1 million for miscellaneous credit support requirements. Although the average life of these guarantees is for approximately one year, the obligation to provide guarantees is ongoing based on TXU Australia's continued participation in the electricity and gas spot markets and its ability to ship gas on the SEA Gas pipeline.

      Surety bonds -- TXU Corp. has outstanding surety bonds of approximately $60 million to support performance under various subsidiary construction contracts in the normal course of business. The term of the surety bond obligations is approximately two years.

      Other --TXU Corp. has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $16 million at June 30, 2003, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5.50% to 7%. TXU Corp. is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TXU Corp. In addition, TXU Corp.
is obligated to pay certain variable costs of operating and maintaining the reservoirs. TXU Corp. has assigned to a municipality all its contract rights and obligations in connection with $19 million remaining principal amount of bonds at June 30, 2003, issued for similar purposes, which had previously been guaranteed by TXU Corp. TXU Corp. is, however, contingently liable in the unlikely event of default by the municipality.

      In 1992, a discontinued engineering and construction business of TXU
Gas completed construction of a plant, the performance of which is warranted by TXU Gas through 2008. The maximum contingent liability under the guarantee is approximately $96 million. No claims have been asserted under the guarantee and none are anticipated.

      Income Tax Contingencies -- On its US federal income tax return for calendar year 2002, TXU Corp. claimed a deduction related to the worthlessness of TXU Corp.'s investment in TXU Europe, the tax benefit of which is now expected, as reported in the first quarter of 2003, to be $983 million. The estimate at year-end 2002 of the tax benefit was $1.2 billion. While TXU Corp. believes that its tax reporting for the TXU Europe write-off was proper, there is a risk that the IRS could challenge TXU Corp.'s position regarding this deduction. As reported in the first quarter, TXU Corp. has not recognized in book income any tax benefit for the TXU Europe deduction. In the first quarter of 2003, TXU Corp. received a cash refund of $527 million related to the deduction, which may be repaid in the future, with interest, should TXU Corp. not prevail in its position.

      Legal Proceedings -- In October, November and December 2002 and
January 2003, a number of lawsuits were filed in, removed to or transferred to the United States District Court for the Northern District of Texas against TXU Corp., and certain of its officers. These lawsuits have all been consolidated and lead plaintiffs have been appointed by the Court. On July 21, 2003, the lead plaintiffs filed an amended consolidated complaint naming Erle Nye, Michael J. McNally, V.J. Horgan and Brian N. Dickie and directors Derek C. Bonham, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret N. Maxey, J.E. Oesterreicher, Herbert H. Richardson and Charles R. Perry, as defendants. The plaintiffs seek to represent classes of certain purchasers of TXU Corp. common and equity-linked debt during a proposed class period from April 26, 2001 to October 11, 2002. No class or classes have been certified. The complaint alleges violations of the provisions of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 12 of the Securities Act of 1933, as amended (Securities Act), relating to alleged materially false and misleading statements, including statements in prospectuses related to the offering by TXU Corp. of its equity-linked securities and common stock in May and June 2002. The named individual defendants are current or former officers and/or directors of TXU Corp. While TXU Corp. believes the claims are without merit and intends to vigorously defend this lawsuit, it is unable to estimate any possible loss or predict the outcome of this action.

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

      On March 18, 2003, a lawsuit was filed in the United States District
Court of Texas against TXU Corp., Erle Nye, H. Jarrell Gibbs, Peter B. Tinkham, Robert L. Turpin and Diane J. Kubin asserting claims under ERISA on behalf of a putative class of participants and beneficiaries of the TXU Thrift Plan. The plaintiff seeks to represent a class of participants in such plan during the period between January 31, 2002 and the present. This ERISA suit is being consolidated with the other two ERISA suits filed on November 26, 2002 and February 28, 2003, respectively. While TXU Corp. believes the claim is without merit and intends to vigorously defend the lawsuit, it is unable to estimate any possible loss or predict the outcome of this action.

      On April 28, 2003, a lawsuit was filed by a former employee of TXU Portfolio Management in the United States District Court for the Northern District of Texas, Dallas Division, against TXU Corp., TXU Energy and TXU Portfolio Management. Plaintiff asserts claims under Section 806 of Sarbanes-Oxley arising from plaintiff's employment termination and claims for breach of contract relating to payment of certain bonuses. Plaintiff seeks back pay, payment of bonuses and alternatively, reinstatement or future compensation, including bonuses. TXU Corp. believes the plaintiff's claims are without merit. The plaintiff was terminated as the result of a reduction in force, not as a reaction to any concerns the plaintiff had expressed, and plaintiff was not in a position with TXU Portfolio Management such that he had knowledge or information that would qualify the plaintiff to evaluate TXU Corp.'s financial statements or assess the adequacy of TXU Corp.'s financial disclosures. Thus, TXU Corp. does not believe that there is any merit to the plaintiff's claims under Sarbanes-Oxley. Accordingly, TXU Corp., TXU Energy and TXU Portfolio Management intend to vigorously defend the litigation. While TXU Corp., TXU Energy and TXU Portfolio Management dispute the plaintiff's claims, like any litigation, TXU Corp. is unable to predict the outcome of this litigation or the possible loss in the event of an adverse judgment.

      On July 7, 2003, a lawsuit was filed by Texas Commercial Energy
(TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. On August 6, 2003, the complaint was amended to omit one of the other defendants. TXU Corp. believes that it has not committed any violation of the antitrust laws and the Commission's investigation of the market conditions in late February 2003 has not resulted in any findings adverse to TXU Energy. Accordingly, TXU Corp. believes that TCE's claims against TXU Energy and its subsidiary companies are without merit and intends to vigorously defend the lawsuit. As with any litigation of this nature, TXU Corp. is unable to estimate any possible loss or predict the outcome of this action.

      On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This lawsuit was not served on TXU Corp. until mid-July 2003. This action is brought by an individual, alleged to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. TXU Corp. believes that the Plaintiff likely lacks standing to assert any antitrust claims against TXU Corp. or TXU Portfolio Management, and that defendants have not violated antitrust laws or other laws as claimed by the Plaintiff. Therefore, TXU Corp. believes that plaintiff's claims are without merit and plans to vigorously defend the lawsuit. As with any litigation of this nature, however, TXU Corp. is unable to estimate any possible loss or predict the outcome of this action.

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

      Effective with reporting for the first quarter of 2003, results for the North America Energy segment exclude expenses incurred by the US Holdings holding company in order to present the segment on the same basis as the separate reporting for TXU Energy and as the results of the business are evaluated by management. The activities of the holding company consist primarily of servicing approximately $160 million of debt. Prior year amounts are presented on the revised basis.

      Certain of the business segments provide services or sell products to one or more of the other segments. Generally, such sales are made at prices comparable with those received from nonaffiliated customers for similar products or services. Effective January 1, 2003, TXU Business Services Company billings for such services in Corporate and Other are presented for segment reporting purposes as allocations of costs rather than revenues. Prior year amounts have been reclassified to conform to this presentation.


                                                       Three Months Ended                Six Months Ended
                                                            June 30,                          June 30,
                                                        2003        2002                  2003         2002
                                                      -------      ------               -------       -----
   Operating revenues -
      North America Energy...................         $ 2,045      $2,019               $ 3,851        $ 3,818
      North America Energy Delivery..........             684         657                 1,811          1,495
      Australia..............................             274         216                   499            428
      Corporate and other ...................              29          27                    56             57
      Eliminations...........................            (360)       (414)                 (746)          (840)
                                                      -------      ------               -------        -------
        Consolidated.........................         $ 2,672      $2,505               $ 5,471        $ 4,958
                                                      =======      ======               =======        =======

   Regulated revenues included in
      operating revenues -
      North America Energy ..................         $     -      $    -               $     -        $     -
      North America Energy Delivery..........             684         657                 1,811          1,495
      Australia..............................              28          20                    48             34
      Corporate and other....................              27          22                    50             45
      Eliminations...........................            (353)       (404)                 (733)          (823)
                                                      -------      ------               -------        -------
        Consolidated.........................         $   386      $  295               $ 1,176        $   751
                                                      =======      ======               =======        =======

   Affiliated revenues included in
     operating revenues -
      North America Energy ..................         $     7      $   10               $    13        $    17
      North America Energy Delivery..........             353         404                   733            823
      Corporate and other....................               -           -                     -              -
      Eliminations...........................            (360)       (414)                 (746)          (840)
                                                      -------      ------               -------        -------
        Consolidated.........................         $     -      $    -               $     -        $     -
                                                      =======      ======               =======        =======

   Income from continuing operations
     before cumulative effect of changes
     in accounting principles -
      North America Energy ..................         $   154      $  183               $   189        $   370
      North America Energy Delivery..........              36          41                   146            142
      Australia .............................              26          10                    53             61
      Corporate and other....................             (39)        (56)                  (95)          (138)
                                                      -------      ------               -------        -------
        Consolidated.........................         $   177      $  178               $   293        $   435
                                                      =======      ======               =======        =======


9.    SUPPLEMENTARY FINANCIAL INFORMATION

      Regulated Versus Unregulated Operations --
                                                                      Three Months Ended    Six Months Ended
                                                                         June 30,               June 30,
                                                                    --------------------    ----------------
                                                                     2003          2002     2003       2002
                                                                     ----          ----      ----      ----

      Operating revenues:
          Regulated .................................................. $  739    $   699    $ 1,909    $ 1,574
          Unregulated ................................................  2,293      2,220      4,308      4,224
          Intercompany sales eliminations - regulated ................   (353)      (404)      (733)      (823)
          Intercompany sales eliminations - unregulated ..............     (7)       (10)       (13)       (17)
                                                                       ------    -------    -------    -------
               Total operating revenues ..............................  2,672      2,505      5,471      4,958
                                                                       ------    -------    -------    -------
      Costs and operating expenses:
          Cost of energy sold and delivery fees - regulated...........    119         90        576        293
          Cost of energy sold and delivery fees - unregulated*........  1,057        893      1,987      1,490
          Operating costs - regulated ................................    219        205        431        392
          Operating costs - unregulated ..............................    207        197        420        375
          Depreciation and amortization - regulated ..................    103         95        203        186
          Depreciation and amortization - unregulated ................    105        118        229        247
          Selling, general and administrative expenses - regulated....     68         35        109         76
          Selling, general and administrative expenses - unregulated..    201        295        407        592
          Franchise and revenue-based taxes - regulated ..............     88         80        162        159
          Franchise and revenue-based taxes - unregulated ............     32         37         69         76
          Other income ...............................................    (23)       (19)       (34)       (26)
          Other deductions ...........................................      7         12         24         59
          Interest income ............................................    (10)        (7)       (19)       (15)
          Interest expense and other charges .........................    248        217        496        433
                                                                       ------    -------    -------    -------
               Total costs and expenses...............................  2,421      2,248      5,060      4,337
                                                                       ------    -------    -------    -------
      Income from continuing operations before income taxes and
          cumulative effect of changes in accounting principles....... $  251    $   257    $   411    $   621
                                                                       ======    =======    =======    =======

      --------------
         *Includes cost of fuel consumed of $436 million and $372 million for the three months ended June 30, 2003 and 2002, respectively, and $861 million and $642 million for the six months ended June 30, 2003 and 2002, respectively. The balance in each period represents energy purchased for resale and delivery fees.

       The operations of the North America Energy segment are included above as unregulated, as the Texas market is open to competition. However, retail pricing to residential and small business customers in its historical service territory continues to be subject to transitional regulatory provisions.

       Other Income and Deductions --

                                                                   Three Months Ended      Six Months Ended
                                                                        June 30,                June 30,
                                                                   -------------------     ------------------
                                                                    2003         2002       2003        2002
                                                                    ----         ----       ----        ----
      Other income:
          Net gain on sale of businesses and other properties.       $ 15         $ 15        $ 21        $ 16
          Lignite coal royalties..............................          -            -           -           2
          Unrealized foreign exchange gain on Australian dollar
            denominated note receivable.......................          7            -          12           -
          Allowance for funds used during construction........          1            1           1           2
          Other...............................................          -            3           -           6
                                                                     ----         ----        ----        ----
               Total other income.............................       $ 23         $ 19        $ 34        $ 26
                                                                     ====         ====        ====        ====
      Other deductions:
          Equity in losses of unconsolidated entities.........       $  -         $ 11        $ 16        $ 24
          Loss on retirement of debt..........................          -            -           -          27
          Charges related to sold business....................          -            -           -           3
          Write-off of frequency licenses.....................          3            -           3           -
          Other...............................................          4            1           5           5
                                                                     ----         ----        ----        ----
               Total other deductions.........................       $  7         $ 12        $ 24        $ 59
                                                                     ====         ====        ====        ====



      Interest Expense and Other Charges --
                                                                    Three Months Ended        Six Months Ended
                                                                          June 30,                June 30,
                                                                     -----------------        -----------------
                                                                     2003         2002        2003         2002
                                                                     ----         ----        ----         ----

Interest...................................................          $ 229        $ 197       $ 456       $ 395
Distributions on mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated company:
      TXU Corp. obligated...................................             7            7          15          15
      Subsidiary obligated..................................             3            3           5           5
Preferred stock dividends of subsidiaries...................             3            4           6           7
Amortization of debt discounts, premiums and issuance cost..             9           10          20          18
Allowance for borrowed funds used during construction
   and capitalized interest.................................            (3)          (4)         (6)         (7)
                                                                     -----        -----       -----       -----
        Total interest expense and other charges............         $ 248        $ 217       $496        $ 433
                                                                     =====        =====       ====        =====

      Regulatory Assets and Liabilities --

                                                                     June 30,     December 31,
                                                                       2003            2002
                                                                     -------         ------
Regulatory Assets:
Generation-related regulatory assets subject to securitization       $1,652          $1,652
Securities reacquisition costs.............................             124             124
Recoverable deferred income taxes-- net....................              79              76
Other regulatory assets....................................             210             217
                                                                     ------          ------
  Total regulatory assets..................................           2,065           2,069
                                                                     ------          ------

Regulatory Liabilities:
Liability related to excess mitigation credit..............              91             170
Investment tax credit and protected excess deferred taxes..              94              99
Other regulatory liabilities...............................               -              28
                                                                     ------          ------
  Total regulatory liabilities.............................             185             297
                                                                     ------          ------

  Net regulatory assets....................................          $1,880          $1,772
                                                                     ======          ======

      Included above are assets of $1.9 and $1.8 billion at June 30, 2003 and December 31, 2002, respectively, that were not earning a return. Of the assets not earning a return, $1.652 billion is expected to be recovered over the term of the securitization bonds expected to be issued by Oncor in the third quarter of 2003 and the first half of 2004 pursuant to the regulatory Settlement Plan. All other regulatory assets have a remaining recovery period of 13 to 48 years.

      Included in other regulatory assets as of June 30, 2003 was $41 million related to nuclear decommissioning liabilities.

      Restricted Cash -- As of June 30, 2003, all of the restricted cash of $210 million from the net proceeds of Oncor's issuance of senior secured notes in December 2002 had been used to pay the interest and principal of Oncor's first mortgage bonds due April 1, 2003 and November 1, 2023. The remaining restricted cash reported in investments on the balance sheet as of June 30, 2003 included $111 million held as collateral for letters of credit issued.

      Accounts Receivable -- At June 30, 2003 and December 31, 2002, accounts receivable of $1.5 billion and $1.7 billion are stated net of allowance for uncollectible accounts of $80 million and $83 million, respectively. During the six months ended 2003, bad debt expense was $44 million, account write-offs were $45 million and other activity decreased the allowance for uncollectible accounts by $2 million.

      Accounts receivable included $767 million and $644 million of unbilled revenues at June 30, 2003 and December 31, 2002, respectively.

      Intangible Assets -- SFAS 142 became effective on January 1, 2002.
SFAS 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units, and the discontinuance of goodwill amortization. SFAS 142 also requires additional disclosures regarding intangible assets (other than goodwill) that are amortized or not amortized:

                                                  As of June 30, 2003                 As of December 31, 2002
                                             ------------------------------       ----------------------------
                                             Gross                                Gross
                                            Carrying  Accumulated                Carrying Accumulated
                                             Amount   Amortization     Net        Amount  Amortization     Net
                                           ---------  ------------    ----       -------- ------------    ----
Amortized intangible assets (included in
 property, plant and equipment):
    Capitalized software..............       $ 592       $ 268        $324          $540       $217        $323
    Land easements....................         187          71         116           195         68         127
    Mineral rights and other..........          32          20          12            32         21          11
                                             -----       -----        ----          ----       ----        ----
          Total.......................       $ 811       $ 359        $452          $767       $306        $461
                                             =====       =====        ====          ====       ====        ====
Unamortized intangible assets -
          Licenses (a)................       $ 379       $  38        $341          $321      $  32        $289
                                             =====       =====        ====          ====      =====        ====

(a) The amortization of indefinite-life licenses was suspended with the adoption of SFAS No. 142.

      Aggregate TXU Corp. amortization expense for intangible assets was $46 million and $41 million for the six months ended June 30, 2003 and 2002, respectively.

      Changes in the carrying amount of goodwill and other unamortized intangible assets (net of accumulated amortization) for the quarter ended June 30, 2002, are as follows:

                                                            North
                                              North       America
                                            America        Energy
                                             Energy       Delivery      Australia       Total
                                             ------       --------      ---------       -----

Balance at December 31, 2002.........        $   533        $  331       $    724     $   1,588
    Foreign currency translation effects           -             -            135           135
                                             -------        ------       --------     ---------
Balance at June  30, 2003............        $   533        $  331       $    859     $   1,723
                                             =======        ======       ========     =========

      At June 30, 2003 and December 31, 2002, goodwill and other unamortized intangible assets were stated net of accumulated amortization of $205 million and $189 million, respectively.

      Commodity Contract Assets-- At June 30, 2003 and December 31, 2002, current and noncurrent commodity contract assets totaling $2.0 billion are stated net of applicable credit (collection) and performance reserves totaling $30 million and $44 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

      Inventories by Major Category --

                                                     June 30,     December 31,
                                                       2003            2002
                                                     -------         ------
Materials and supplies........................       $  226          $  227
Fuel stock....................................           94              91
Gas stored underground........................          202             175
                                                     ------          ------
    Total inventories.........................       $  522          $  493
                                                      ======          ======

      Inventories reflect a $22 million reduction as a result of the rescission of EITF 98-10 as discussed in Note 2.

      Property, Plant and Equipment -- As of June 30, 2003 and December
31, 2002, property, plant and equipment of $20.5 billion and $19.6 billion is stated net of accumulated depreciation and amortization of $11.5 billion and $11.1 billion, respectively.

      As of June 30, 2003, substantially all of Oncor's electric utility property, plant and equipment (with a net book value of $6.2 billion) was pledged as collateral for Oncor's first mortgage bonds and senior secured notes.

      Derivatives and Hedges -- TXU Corp. experienced net hedge ineffectiveness of $9 million and $15 million, respectively, reported as a gain in revenues, for the three and six months ended June 30, 2003. For the three and six months ended June 30, 2002, net hedge ineffectiveness of $26 million and $34 million, respectively, was recorded as a loss in revenues and was related to hedges of anticipated sales from baseload generation.

      As of June 30, 2003, it is expected that $115 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. Of this amount, $67 million relates to commodities hedges and $48 million relates to financing-related hedges. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings and cash flows (which would otherwise exist) is mitigated through the use of cash flow hedges.

      Supplemental Cash Flow Information --

      See Note 1 under Basis of Presentation for a summary of the balance sheet impact of the consolidation and discontinuance of Pinnacle, which was a noncash activity.

      See Note 2 for the effects of adopting SFAS 143, which were noncash in nature.

INDEPENDENT ACCOUNTANTS' REPORT



TXU Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Corp. and subsidiaries (TXU Corp.) as of June 30, 2003, and the related condensed statements of consolidated income and of comprehensive income for the three-month and six-month periods ended June 30, 2003 and 2002 and the condensed statements of consolidated cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of TXU Corp.'s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 1 to the Notes to Financial Statements, TXU Corp. changed its method of accounting for asset retirement obligations in 2003 in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," changed its method of accounting for certain contracts with the rescission of Emerging Issues Task Force Issue 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," and changed its method of reporting gains and losses on the extinguishment of debt in accordance with the adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections."



DELOITTE & TOUCHE LLP


Dallas, Texas
August 12, 2003

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS

      TXU Corp. is an energy company that engages in power production (electricity generation), wholesale energy sales, retail energy sales and related services, portfolio management, including risk management and certain trading activities, energy delivery and, through a business held for sale and formerly a joint venture, telecommunications services.

      The consolidated financial statements for 2002 and discussion of results of operations of TXU Corp. reflect the reclassification of the TXU Europe business as discontinued operations (see Note 3 to Financial Statements for information about discontinued operations).

      With respect to the telecommunications business of Pinnacle, in May
2003, TXU Corp. acquired for $150 million in cash the interests it did not previously own from the joint venture partner under a put/call agreement that had been executed in late February 2003, and finalized a formal plan to dispose of the telecommunications business by sale. Accordingly, effective with reporting for the second quarter of 2003, activities of Pinnacle since March 1, 2003 are reported as discontinued operations. TXU Corp. had used the equity method of accounting for its investment in Pinnacle until March 1, 2003 when the business was consolidated as a result of the execution of the put/call agreement. Accounting rules provide that businesses accounted for under the equity method should not be reported as discontinued operations; therefore, results prior to March 1, 2003 are reported in other deductions in the statement of income, consistent with prior reporting. (Also see Note 3 to Financial Statements.)

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

      The following exchange rates have been used to convert foreign currency denominated amounts into US dollars, unless they were determined using exchange rates on the date of a specific event:

                                                                              Income Statements
                                                                                (Average Rates)
                                                               ---------------------------------------------
                                 Balance Sheets                     Three Months             Six Months
                             -----------------------------         Ended June 30,          Ended June 30,
                              June 30,         December 31,     ------------------      -------------------
                                2003              2002           2003           2002      2003          2002
                                ----              ----           ----           ----      ----          ----

Australian dollars (A$)       $0.6671           $0.5650       $0.6406        $0.5513    $0.6169      $0.5352

      Dollar amounts in the following tables are stated in millions of US dollars unless otherwise noted.

RESULTS OF OPERATIONS

Consolidated

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002
-----------------------------------------------------------------------------

      Reference is made to comparisons of results by business segment following the discussion of consolidated results presented below.

      TXU Corp.'s operating revenues increased $167 million, or 7%, to $2.7 billion in 2003. Operating revenues rose $58 million, or 27%, in the Australia segment, driven by the stronger Australian dollar and higher retail electricity revenues, primarily reflecting higher volumes. Revenues in the North America Energy Delivery segment rose by $27 million, or 4%, driven by higher gas costs passed on to retail customers. Revenues in the North America Energy segment increased $26 million, or 1%, reflecting higher average pricing, partially offset by the effect of lower sales volumes and lower results from portfolio management activities, which included realized and unrealized gains and losses on hedging transactions. Consolidated revenue growth also reflected a $56 million reduction in the intercompany sales elimination, reflecting lower sales by Oncor to TXU Energy as sales to nonaffiliated REPs increased.


      Gross Margin

                                                                               Three Months Ended
                                                                                     June 30,
                                                                  ----------------------------------------------
                                                                               % of                       % of
                                                                   2003       Revenue         2002       Revenue
                                                                   ----       -------         ----       -------
Operating revenues.....................................          $ 2,672         100%        $ 2,505        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            1,176          44%            983         39%
     Operating costs...................................              426          16%            402         16%
     Depreciation and amortization related to operating
         assets........................................              190           7%            199          8%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   880          33%        $   921         37%
                                                                 =======       =====         =======     ======

      Gross margin is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the direct variable and fixed costs of energy sold, whether generated or purchased, as well as the costs to deliver energy.

      The depreciation and amortization expense included in gross margin excludes $18 million and $14 million of such expense for the three months ended June 30, 2003 and 2002, respectively, that is not directly related to generation and delivery property, plant and equipment.

      Gross margin decreased $41 million, or 4%, to $880 million in 2003. A decline in the North America Energy segment's margin of $64 million was driven by lower sales volumes, primarily in the large commercial/industrial business. Higher average pricing was largely offset by higher costs of energy sold and lower results from portfolio management activities. The North America Energy Delivery segment's gross margin declined $6 million on higher operating costs and lower revenues in the electricity delivery business. Australia's gross margin increased $28 million reflecting the stronger Australian dollar, the effect of higher retail sales volumes and lower costs of energy sold. Mark-to-market accounting for commodity contracts increased revenues and gross margin by $54 million in 2003 (as compared to accounting on a settlement basis), and increased results by $125 million in 2002. Operating costs rose $24 million, or 6%, primarily due to the timing of generation facility repair and maintenance expenses, increased pension and other postretirement benefit costs and higher transmission costs paid to other utilities.

      Depreciation and amortization (including amounts shown in the gross margin table above) decreased $5 million, or 2%, to $208 million in 2003 reflecting adjusted depreciation rates related to the generation fleet primarily from an extension of the estimated depreciable life of the nuclear generation facility to better reflect the useful life, partially offset by the effect of investments in energy delivery facilities to support growth and normal replacements of equipment.

      SG&A expenses decreased $61 million, or 18%, to $269 million in 2003.
The decrease was driven by cost reductions, primarily lower staffing and related administrative expenses, initiated in response to the completion of the transition to competition in Texas, the industry-wide decline in portfolio management activities, and the expected deferral of deregulation of energy markets in other states. SG&A expenses were also favorably impacted by lower activity in the small strategic retail services business. Favorable comparisons of SG&A expenses are expected to continue over the balance of 2003.

      Franchise and revenue-based taxes increased $3 million, or 3%, to $120 million in 2003, primarily due to higher revenues in prior periods on which this tax is based.

      Other income increased $4 million to $23 million in 2003 primarily due to a $7 million unrealized foreign exchange gain on a note receivable. Net gains on sales of businesses and properties totaled $15 million in both years.

      Other deductions decreased $5 million to $7 million in 2003 reflecting the absence of equity losses of $12 million from the Pinnacle joint venture, partially offset by the write-off of certain communications licenses.

      Interest income rose $3 million, or 43%, to $10 million in 2003. The increase primarily reflected interest income on higher cash balances due to actions to ensure ample liquidity, as well as interest received on restricted cash to support financing of construction of a natural gas pipeline in Australia by a joint venture.

      Interest expense and other charges increased $31 million, or 14%, to $248 million in 2003, reflecting a $24 million increase due to higher average interest rates resulting in part from the refinancing of lower-rate short-term borrowings with higher rate long-term debt, a $6 million increase due to higher average debt levels reflecting actions taken to ensure ample liquidity and a $1 million increase due to higher amortization of discount related to the TXU Energy exchangeable subordinated notes.

      The effective income tax rate on income from continuing operations before cumulative effect of changes in accounting principles was 29.5% in 2003 and 30.7% in 2002. There were no significant unusual items impacting the effective rates.

      Income from continuing operations before cumulative effect of changes in accounting principles decreased $1 million to $177 million in 2003. This performance reflected a decline of $29 million, or 16%, in the North America Energy segment, driven by the decrease in gross margin, a $5 million, or 12%, decrease in the North America Energy Delivery segment, largely due to lower revenues and higher interest expense at Oncor, and growth of $16 million in the Australia segment on higher volumes, lower power costs and the stronger Australian dollar. The segment performances are discussed below. Corporate and Other expenses declined $17 million due to the absence of equity losses from the Pinnacle joint venture ($12 million) and lower interest expense, reflecting commercial paper outstanding in the prior year. Net pension and postretirement benefit costs reduced income from continuing operations by $23 million in 2003 and $16 million in 2002.

      Diluted earnings per share available to common shareholders from continuing operations before cumulative effect of changes in accounting principles decreased $0.15, or 23%, to $0.49 per share in 2003. Of this decline, $0.18 per share is due to a 41% increase in average shares in the computation offset by $0.03 per share due to increased earnings (earnings in the calculation reflect lower interest expense on the assumed conversion of exchangeable notes). The increase in average shares reflected the issuance of common stock in June, August and December 2002 and the dilutive effect of 57.1 million shares issuable in connection with the $750 million of exchangeable subordinated notes issued in November 2002.

      Income (loss) from discontinued operations, including tax effects, was a loss of $66 million in 2003, reflecting a $60 million deferred income tax charge related to the telecommunications business on the excess of the carrying value of the investment in the business over the tax basis. The income from discontinued operations of $23 million in 2002 represents earnings of the TXU Europe business.

      Net income available to common shareholders decreased $90 million, or 46%, to $105 million in 2003. The decline was due to the effect of the discontinued operations loss in 2003 compared to the gain in 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002
-------------------------------------------------------------------------

      TXU Corp.'s operating revenues increased $513 million, or 10%, to $5.5 billion in 2003. Revenues in the North America Energy Delivery segment rose by $316 million, or 21% driven by higher gas costs passed on to customers. Operating revenues rose $71 million, or 17%, in the Australia segment driven by the translation effect of a stronger Australian dollar, as the benefit of higher retail sales volumes was largely offset by the effect of a $30 million gain in 2002 on termination of a wholesale power contract. Revenues in the North America Energy segment increased $33 million reflecting higher average pricing and higher results from portfolio management activities, largely offset by the effect of lower sales volumes. Consolidated revenue growth also reflected a $93 million reduction in the intercompany sales elimination, reflecting lower sales by Oncor to TXU Energy as sales to nonaffiliated REPs increased.

     Gross Margin

                                                                                Six Months Ended
                                                                                      June 30,
                                                                -------------------------------------------------
                                                                                % of                       % of
                                                                   2003        Revenue         2002       Revenue
                                                                   ----        -------         ----       -------
Operating revenues.....................................          $ 5,471         100%        $ 4,958        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            2,563          47%          1,783         36%
     Operating costs...................................              851          16%            767         15%
     Depreciation and amortization related to operating
         assets........................................              394           7%            392          8%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $ 1,663          30%        $ 2,016         41%
                                                                 =======       =====         =======     ======

      The depreciation and amortization expense included in gross margin excludes $38 million and $41 million of such expense for the six months ended June 30, 2003 and 2002, respectively, that is not directly related to generation and delivery property, plant and equipment.

      Gross margin decreased $353 million, or 18%, to $1.7 billion in 2003.
A decline of $366 million at the North America Energy segment reflected higher costs of energy sold that was only partially offset by higher average pricing and higher portfolio management results, as well as the effect of lower sales volumes. Australia's gross margin rose $13 million reflecting the effects of a stronger Australian dollar, higher volumes and lower costs of energy sold, partially offset by the effect of a $30 million gain in 2002 on termination of a wholesale contract. The North America Energy Delivery segment's gross margin was even with 2002. Mark-to-market accounting for commodity contracts increased revenues and gross margin by $27 million in 2003 (as compared to accounting on a settlement basis), and increased results by $6 million in 2002. Operating costs rose $84 million, or 11%, primarily due to increased pension and other postretirement benefit costs, higher transmission costs paid to other utilities, employee severance costs associated with cost reduction initiatives and increased insurance expenses.

      Depreciation and amortization (including amounts shown in the gross margin table above) decreased $1 million to $432 million in 2003 reflecting adjusted depreciation rates related to TXU Energy's generation fleet, primarily from an extension of the estimated depreciable life of the nuclear generation facility, to better reflect its useful life, partially offset by the effect of investments in delivery facilities to support growth and normal replacements of equipment.

      SG&A expense decreased $152 million, or 23%, to $516 million in 2003.
The decrease was driven by lower levels of bad debt expense, reflecting reduction in the billing and collection delays experienced in 2002 in connection with the transition to competition, and cost reduction initiatives as discussed above. Favorable comparisons of SG&A expenses are expected to continue over the balance of 2003.

      Franchise and revenue-based taxes decreased $4 million, or 2%, to $231 million in 2003, due primarily to lower retail revenues on which gross receipts taxes are based.

      Other income increased $8 million to $34 million in 2003. The 2003 period includes a net $9 million gain on the sale of certain commercial/industrial retail gas operations and $12 million of unrealized foreign exchange gains on an Australian dollar denominated note receivable.

      Other deductions decreased $35 million to $24 million in 2003. The
2002 period includes a $27 million loss on retirement of debt. Equity losses on unconsolidated subsidiaries, principally Pinnacle (until March 2003), were $16 million in 2003 and $24 million in 2002.

      Interest income rose $4 million, or 27%, to $19 million in 2003. The increase primarily reflected interest income on higher cash balances due to actions to ensure ample liquidity, as well as interest received on restricted cash to support funding of construction of a natural gas pipeline in Australia by a joint venture.

      Interest expense and other charges increased $63 million, or 15%, to $496 million in 2003, reflecting a $33 million increase due to higher average interest rates resulting in part from the replacement of lower-rate short-term borrowings with higher rate long-term debt, a $27 million increase due to higher average debt levels reflecting actions taken to enhance liquidity and a $3 million increase due to higher amortization of discount related to the TXU Energy exchangeable subordinated notes.

      The effective income tax rate on income from continuing operations before cumulative effect of changes in accounting principles was 28.7% in 2003 and 30.0% in 2002. There were no significant unusual items impacting the effective rates.

      Income from continuing operations before cumulative effect of changes in accounting principles decreased $142 million, or 33%, to $293 million in 2003. This performance reflected a decline of $181 million, or 49%, in the North America Energy segment driven by the lower gross margin. The North America Energy segment results also reflected a $16 million (after-tax) gain, primarily reported in revenues, on the settlement of outstanding counterparty default events and $9 million (after-tax) in severance charges. An earnings decline in the Australia segment of $8 million, or 13%, reflected the effect of a $30 million gain (pre and after-tax) in 2002 on termination of a wholesale contract, partially offset by the benefits of higher retail volumes, lower costs of energy sold and a stronger Australian dollar. Earnings growth in the North America Energy Delivery segment of $4 million, or 3%, was driven by higher base distribution rates and lower interest expense in the gas business. The segment performances are discussed below. Corporate and Other expenses declined $43 million due primarily to lower interest expense, reflecting commercial paper outstanding in the prior year, a loss on retirement of debt in 2002 of $18 million (after-tax) and the absence of a portion of equity losses from the Pinnacle business, which is now accounted for as discontinued operations. Net pension and postretirement benefit costs reduced income from continuing operations by $47 million in 2003 and $31 million in 2002.

      Income (loss) from discontinued operations, including tax effects, reflected a loss in 2003 of $79 million related to the telecommunications business, including a $60 million tax charge as discussed above, and income in 2002 of $21 million representing the results of the TXU Europe operations.

      The cumulative effect of changes in accounting principles, representing an after-tax charge of $58 million in 2003, reflects the rescission of EITF Issue 98-10 and the adoption of SFAS 143. See Note 2 to Financial Statements for further discussion.

      Diluted earnings per share from continuing operations before cumulative effect of changes in accounting principles available to common shareholders decreased $0.77, or 48%, to $0.82 per share in 2003. Of this decline, $0.46 per share is due to a 42% increase in average shares in the computation and $0.31 per share is due to lower earnings. The increase in average shares reflected the issuance of common stock in June, August and December 2002 and the dilutive effect of 57.1 million shares issuable in connection with the $750 million of exchangeable subordinated notes issued in November 2002.

      Net income available to common shareholders decreased $300 million, or 67%, to $145 million in 2003. The decline reflected the $58 million charge related to accounting changes, the decrease of $100 million in results from discontinued operations and the $142 million earnings decrease before these items, as discussed above.

COMMODITY CONTRACTS AND MARK-TO-MARKET ACTIVITIES

      The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2003. The net increase, excluding "cumulative effect of change in accounting principle" and "other activity" as described below, of $27 million represents the net favorable effect of mark-to-market accounting on earnings for the six months ended June 30, 2003. This effect represents the difference between earnings under mark-to-market accounting versus accounting for gains and losses upon settlement of the contracts.

         Balance of net commodity contract assets at December 31, 2002................   $ 297

         Cumulative effect of change in accounting principle (1) .....................     (75)

         Settlements of positions included in the opening balance (2) ................     (80)

         Unrealized mark-to-market valuations of positions held at end of period (3)..     107

         Other activity (4)...........................................................      12
                                                                                         -----
         Balance of net commodity contract assets at June 30, 2003 ...................   $ 261
                                                                                         =====

         --------------------------
(1) Represents a portion of the pre-tax cumulative effect of the rescission of EITF Issue 98-10 (see Note 2 to Financial Statements).
(2) Represents unrealized mark-to-market valuations of these positions recognized in earnings as of the beginning of the period.
(3) There were no significant changes in fair value attributable to changes in valuation techniques.
(4) Includes initial values of positions involving the receipt or payment of cash or other consideration, such as option premiums, amortization of such values, the sale of certain retail commercial and industrial gas operations and the impact of currency translation. These activities have no effect on unrealized mark-to-market valuations.

      As a result of guidance provided in EITF 02-3, TXU Corp. has not recognized origination gains on commercial/industrial retail contracts in 2003. For the three- and six-month periods ended June 30, 2002, TXU Corp. had recognized $21 million and $34 million in origination gains on such contracts, respectively.

      Maturity Table -- Of the net commodity contract asset balance above at June 30, 2003, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years' earnings is $330 million. The offsetting net liability of $69 million included in the June 30, 2003 balance sheet is comprised principally of amounts representing current and prior years' net receipts of cash or other consideration, including option premiums, associated with contract positions, net of any amortization. The following table presents the unrealized mark-to-market balance at June 30, 2003, scheduled by contractual settlement dates of the underlying positions.

                                    Maturity dates of unrealized net mark-to-market balances at June 30, 2003
                                   ----------------------------------------------------------------------------
                                     Maturity less                                      Maturity in
                                      than           Maturity of     Maturity of        Excess of
Source of fair value                 1  year          1-3 years      4-5  years          5  years       Total
----------------------              ---------        -----------     -----------        --------        -----

Prices actively quoted...........         $ (7)          $  -             $ -            $  -           $  (7)
Prices provided by other
    external sources.............          177             88               7              (1)            271
Prices based on models...........           30             14               1              21              66
                                          ----           ----             ---            ----           -----
Total............................         $200           $102             $ 8            $ 20           $ 330
                                          ====           ====             ===            ====           =====
Percentage of total fair value...           61%            31%              2%              6%            100%

      As the above table indicates, approximately 92% of the unrealized mark-to-market valuations at June 30, 2003 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available through 2005 in the US. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power and natural gas generally extend through 2005 and 2012, respectively, in the US. The "prices based on models" category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

SEGMENTS

North America Energy
--------------------

Financial Results

                                                                    Three Months Ended       Six Months Ended
                                                                          June 30,                June 30,
                                                                  ----------------------    -------------------
                                                                     2003          2002      2003         2002
                                                                  ---------      --------   ---------   -------

Operating revenues..........................................       $ 2,045        $ 2,019   $   3,851    $ 3,818
                                                                   -------        -------   ---------    -------
Costs and expenses:

     Cost of energy sold and delivery fees..................         1,282          1,185       2,500      2,126

     Operating costs........................................           186            178         379        340

     Depreciation and amortization..........................            95            107         208        226

     Selling, general and administrative expenses...........           153            217         297        437

     Franchise and revenue-based taxes .....................            27             26          55         56

     Other income ..........................................           (16)           (13)        (24)       (15)

     Other deductions.......................................             3              2           5          5

     Interest income........................................            (1)             -          (3)        (9)

     Interest expense and other charges.....................            86             50         163        109
                                                                   -------        -------     -------    -------

         Total costs and expenses...........................         1,815          1,752       3,580      3,275
                                                                   -------        -------     -------    -------

Income before income taxes and cumulative effect of
    changes in accounting principles........................           230            267         271        543

Income tax expense..........................................            76             84          82        173
                                                                   -------        -------     -------    -------

Income before cumulative effect of changes in accounting
  principles................................................       $   154        $   183     $   189    $   370
                                                                   =======        =======     =======    =======



North America Energy
--------------------

Segment Highlights

                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                  June 30,
                                                                 ------------------        ----------------
                                                                 2003          2002        2003        2002
                                                                 ----          ----        ----        ----
Operating statistics:

Retail electric sales volumes (GWh) ........................    19,804        22,771      39,202      45,157

Wholesale electric sales volumes (GWh)......................     8,384         7,115      15,835      13,314

Retail electric customers (end of period & in
  thousands-number of meters)...............................                               2,649       2,731

Operating revenues (millions of dollars):

Retail electric:
      Residential...........................................   $   808       $   781     $ 1,492     $ 1,476
      Commercial and industrial ............................       832           831       1,580       1,881
                                                               -------       -------     -------     -------
            Total...........................................     1,640         1,612       3,072       3,357
Wholesale electric .........................................       281           209         518         355
Portfolio management activities.............................        62           112         153          49
Other revenues..............................................        62            86         108          57
                                                               -------       -------     -------     -------
           Total operating revenues.........................   $ 2,045       $ 2,019     $ 3,851     $ 3,818
                                                               =======       =======     =======     =======

Weather (average for service territory)
      Percent of normal:
          Cooling degree days...............................    107.0%        106.6%      104.7%      106.1%
          Heating degree days...............................     64.0%         69.0%      103.9%       99.2%

--------------------------
    Weather data is obtained from Meteorlogix, a private company that collects weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002
-----------------------------------------------------------------------------

      Effective with reporting for 2003, results for the segment exclude expenses incurred by the US Holdings parent company in order to present the segment on the same basis as the separate reporting (on Form 8-K) for TXU Energy and as the results of the business are evaluated by management. The activities of the parent company consist primarily of the servicing of approximately $160 million of debt. Prior year amounts are presented on the revised basis.

      Operating revenues increased $26 million, or 1%, to $2.0 billion in 2003. Retail and wholesale electric revenues increased $100 million, or 5%, to $1.9 billion, reflecting a $203 million increase due to higher average prices partially offset by a $103 million reduction due to lower sales volumes. The price variance primarily reflects the effect of increased price-to-beat rates, due to approved fuel factor increases and higher pricing in the large commercial and industrial business, both resulting from higher natural gas costs. The volume variance primarily reflects a 13% decline in overall retail electric sales volumes due to the effects of increased competitive activity, primarily in the large commercial and industrial segment of the market. The effect of lower retail volumes was partially offset by an 18% increase in wholesale electric volumes, reflecting a partial shift in the large commercial and industrial customer base from retail to wholesale services. Results from portfolio management activities, which include realized and unrealized gains and losses on hedging transactions, declined $50 million due primarily to the effect of less favorable price movements on commodity contract positions. Other revenues declined $24 million due largely to the effect of discontinuing recognition of origination gains on commercial/industrial retail contracts.

      Gross Margin

                                                                               Three Months Ended
                                                                                      June 30,
                                                                   ---------------------------------------------
                                                                               % of                       % of
                                                                   2003       Revenue         2002       Revenue
                                                                   ----       -------         ----       -------
Operating revenues.....................................          $ 2,045         100%        $ 2,019        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            1,282          63%          1,185         59%
     Operating costs...................................              186           9%            178          9%
     Depreciation and amortization related to generation
         assets........................................               87           4%            102          5%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   490          24%        $   554         27%
                                                                 =======       =====         =======     ======

      The depreciation and amortization expense included in gross margin excludes $8 million and $5 million of such expense for the three months ended June 30, 2003 and 2002, respectively, that is not directly related to generation property, plant and equipment.

      Gross margin decreased $64 million, or 12%, to $490 million in 2003.
The decrease was driven by lower retail sales volumes, primarily in the large commercial/industrial business. Higher average pricing was largely offset by higher costs of energy sold and lower portfolio management results. Increased power costs reflected higher natural gas costs and an outage at the nuclear generation plant as a result of a lightning strike on a transmission line. Mark-to-market accounting for commodity contracts increased revenues and gross margin by $56 million in 2003 and by $134 million in 2002 (as compared to accounting on a settlement basis). Operating costs rose $8 million, or 4%, to $186 million primarily due to the timing of repair and maintenance expenses.

      In July 2003, an unexpected outage occurred in one of the units at the Comanche Peak nuclear generation facility in order to repair a reactor coolant water pump, resulting in approximately $20 million in higher costs of energy sold that will be reflected in third quarter results.

      In July 2003, TXU Energy filed a request with the Commission to raise its price-to-beat rates as a result of higher natural gas prices. The Commission has 45 days from the filing of the request, or as soon as practical thereafter, to review the request, which would increase revenues by an estimated $180 million on an annualized basis ($50 million for the remainder of 2003, if approved in mid-September).

      A decrease in depreciation and amortization (including amounts shown in the gross margin table above) of $12 million, or 11%, to $95 million in 2003 included a $13 million decline due to adjusted depreciation rates related to TXU Energy's generation fleet effective with second quarter reporting. This adjustment reflects an extension in the estimated depreciable life of its nuclear generation facility of approximately 11 years (to 2041) to better reflect its useful life, partially offset by higher depreciation rates for lignite and gas facilities to reflect investments made in recent years.

      A decrease in SG&A expenses of $64 million, or 29%, to $153 million in 2003 was driven by cost reductions, primarily lower staffing and related administrative expenses, initiated in response to the completion of the transition to competition in Texas, the industry-wide decline in portfolio management activities and the expected deferral of deregulation of energy markets in other states. Lower SG&A expenses also reflected lower levels of bad debt expense, reflecting reduction in the billing and collection delays experienced in 2002 in connection with the transition to competition. SG&A expenses were also favorably impacted by lower activity in the small strategic retail services business. Favorable comparisons of SG&A expenses are expected to continue over the balance of 2003.

      Other income increased by $3 million to $16 million in 2003. Other income included net gains on sales of properties and businesses of $15 million in 2003, including a $3 million net gain on the sale of certain retail commercial and industrial gas operations, and $12 million in 2002.

      Interest expense and other charges increased $36 million, or 72%, to $86 million in 2003. The increase reflects $28 million due to higher average interest rates, including credit line fees, $3 million due to higher average debt levels and $5 million in amortization of the discount on the exchangeable subordinated notes issued by TXU Energy in November 2002. Higher average interest rates were due in part to replacement of short-term borrowings with higher rate long-term debt.

      The effective tax rate increased to 33.0% in 2003 from 31.5% in 2002. The increase was driven by higher state income tax accruals.

      Income before cumulative effect of changes in accounting principles decreased $29 million, or 16%, to $154 million in 2003. The decline was driven by the decrease in gross margin and the increase in interest expense, partially offset by decreased SG&A and depreciation and amortization expenses. Net pension and postretirement benefit costs reduced net income by $9 million in 2003 and $5 million in 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002
-------------------------------------------------------------------------

      Operating revenues increased $33 million, or 1%, to $3.9 billion in 2003. Retail and wholesale electric revenues declined $122 million, or 3%, to $3.6 billion, reflecting a $218 million reduction due to lower volumes partially offset by a $96 million increase due to higher average prices. The volume variance primarily reflects a 13% decline in overall retail electric sales volumes due to the effects of increased competitive activity, primarily in the large commercial and industrial segment of the market. The effect of lower retail volumes was partially offset by a 19% increase in wholesale electric volumes reflecting a partial shift in the large commercial and industrial customer base from retail to wholesale services. The price variance reflects the effect of increased price-to-beat rates and higher wholesale electric sales prices, both resulting from higher natural gas prices. Results from portfolio management activities, which include realized and unrealized gains and losses on hedging transactions, rose $104 million due primarily to the effect of more favorable price movements on commodity contract positions. Other revenues increased $51 million due in part to activity in the small strategic retail services business.



      Gross Margin

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                 ------------------------------------------------
                                                                                % of                       % of
                                                                   2003        Revenue        2002        Revenue
                                                                   ----        -------        ----        -------
Operating revenues.....................................          $ 3,851         100%        $ 3,818        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            2,500          65%          2,126         56%
     Operating costs...................................              379          10%            340          9%
     Depreciation and amortization related to generation
         assets........................................              189           5%            203          5%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   783          20%        $ 1,149         30%
                                                                 =======       =====         =======     ======

      The depreciation and amortization expense included in gross margin excludes $19 million and $23 million of such expense for the six months ended June 30, 2003 and 2002, respectively, that is not directly related to generation property, plant and equipment.

      Gross margin decreased $366 million, or 32%, to $783 million in 2003. The decrease reflected the effect of increased costs of energy sold that exceeded higher average pricing and higher portfolio management results. Lower retail sales volumes, primarily in the large commercial/industrial business, also contributed to the decline in margin. Increased power costs reflected higher natural gas costs and an outage at the nuclear generation plant as a result of a lightning strike on a transmission line. Mark-to-market accounting for commodity contracts increased revenues and gross margin by $33 million in 2003 and decreased results by $12 million in 2002 (as compared to accounting on a settlement basis). Operating costs rose $39 million, or 11%, to $379 million primarily due to the timing of repair and maintenance expenses, higher costs in the small strategic retail services business, higher pension and other postretirement benefit expenses and employee severance costs associated with cost reduction initiatives.

      In July 2003, an unexpected outage occurred in one of the units at the Comanche Peak nuclear generation facility in order to repair a reactor coolant water pump, resulting in approximately $20 million in higher costs of energy sold that will be reflected in third quarter results.

      In July 2003, TXU Energy filed a request with the Commission to raise its price-to-beat rates as a result of higher natural gas prices. The Commission has 45 days from the filing of the request, or as soon as practical thereafter, to review the request, which would increase revenues by an estimated $180 million on an annualized basis ($50 million for the remainder of 2003, if approved in mid-September).

      A decrease in depreciation and amortization (including amounts shown in the gross margin table above) of $18 million, or 8%, to $208 million in 2003 was primarily due to a $13 million decline due to adjusted depreciation rates related to TXU Energy's generation fleet as discussed above and the timing of intangible asset amortization expense during the 2002 year.

      A decrease in SG&A expenses of $140 million, or 32%, to $297 million in 2003 was driven by lower levels of bad debt expense, reflecting the reduction in billing and collection delays experienced in 2002 in connection with the transition to competition, and cost reduction initiatives as discussed above. Favorable comparisons of SG&A expenses are expected to continue over the balance of 2003.

      Other income increased by $9 million to $24 million in 2003. Other income included net gains on sales of properties and businesses of $24 million in 2003, including a $9 million gain on the sale of certain retail commercial and industrial gas operations, and $12 million in 2002.

      Interest income declined by $6 million, or 67%, to $3 million in 2003 primarily due to lower average advances to affiliates.

      Interest expense and other charges increased $54 million, or 50%, to $163 million in 2003. The increase reflects $33 million due to higher average interest rates, including credit line fees, $11 million due to higher average debt levels and $10 million in amortization of the discount on the exchangeable subordinated notes issued by TXU Energy in November 2002. Higher average interest rates were due in part to replacement of short-term borrowings with higher rate long-term debt.

      The effective tax rate decreased to 30.3% in 2003 from 31.9% in 2002. The decrease was driven by the effect of comparable (to 2002) tax benefit amounts of depletion allowances and amortization of investment tax credits on a lower income base in 2003.

      Income before cumulative effect of changes in accounting principles decreased $181 million, or 49%, to $189 million in 2003. The decline was driven by the decrease in gross margin and the increase in interest expense, partially offset by decreased SG&A and depreciation and amortization expenses. Results for the six months reflected a $16 million (after-tax) gain on the settlement of outstanding counterparty default events and $9 million (after-tax) in severance charges. Net pension and postretirement benefit costs reduced net income by $18 million in 2003 and by $11 million in 2002.

North America Energy Delivery
-----------------------------

Financial Results
                                                                           Three Months Ended       Six Months Ended
                                                                                 June 30,                June 30,
                                                                           -------------------      -------------------
                                                                            2003          2002       2003        2002
                                                                            ----          ----       ----        ----

Operating revenues............................................            $   684       $   657     $ 1,811     $ 1,495
                                                                          -------       -------     -------     -------
Costs and expenses:

     Cost of energy sold and delivery fees....................                 89            72         519         252

     Operating costs..........................................                217           204         428         389

     Depreciation and amortization............................                 87            84         174         163

     Selling, general and administrative expenses.............                 82            90         166         182

     Franchise and revenue-based taxes .......................                 88            80         162         159

     Other income ............................................                 (1)           (6)         (3)         (4)

     Other deductions.........................................                  -             -           -           1

     Interest income..........................................                (14)          (10)        (30)        (21)

     Interest expense and other charges ......................                 86            82         178         161
                                                                          -------       -------     -------     -------
         Total costs and expenses.............................                634           596       1,594       1,282
                                                                          -------       -------     -------     -------
Income before income taxes....................................                 50            61         217         213

Income tax expense............................................                 14            20          71          71
                                                                          -------       -------     -------     -------
Net income ...................................................            $    36       $    41     $   146     $   142
                                                                          =======       =======     =======     =======

-----------------
    The North America Energy Delivery segment includes the electricity T&D business of Oncor and the natural gas pipeline and distribution business of TXU Gas, both of which are subject to regulation by Texas authorities.


North America Energy Delivery
-----------------------------

Segment Highlights

                                                                          Three Months Ended      Six Months Ended
                                                                              June 30,                June 30,
                                                                       -----------------------   -------------------
                                                                          2003          2002        2003       2002
                                                                        --------      --------   ---------   --------

Operating statistics
Delivered electricity volumes (GWh)....................................  24,378        26,232      48,286      49,818
                                                                         ======        ======      ======      ======
Retail gas distribution volumes (Billion cubic feet-Bcf):
      Residential......................................................       8            10          53          51
      Commercial.......................................................       8             9          32          31
      Industrial and electric generation...............................       1             1           3           4
                                                                         ------      --------    --------    --------
            Total gas sales............................................      17            20          88          86
                                                                         ======      ========    ========    ========
Pipeline transportation volumes (Bcf)..................................      92           116         178         218
                                                                         ======      ========    ========    ========

Retail gas distribution customers and electric points of
delivery (end of period  and in thousands):
     Retail gas distribution customers.................................                             1,458       1,433
     Electric points of delivery.......................................                             2,909       2,887

Operating revenues (millions of dollars)
Electricity distribution:
     North America Energy..............................................  $  349      $    397    $    726    $    813
     Non-affiliated retail electric providers..........................     137           103         266         181
                                                                         ------      --------    --------    --------
            Total .....................................................     486           500         992         994
                                                                         ------      --------    --------    --------
Retail gas distribution:
     Residential.......................................................      94            76         495         299
     Commercial........................................................      66            44         249         142
     Industrial and electric generation................................      10             5          20          13
                                                                         ------      --------    --------    --------
            Subtotal ..................................................     170           125         764         454
Pipeline transportation................................................      12            17          28          29
Other revenues, net of eliminations....................................      16            15          27          18
                                                                         ------      --------    --------    --------
            Total retail gas distribution and pipeline transportation..     198           157         819         501
                                                                         ------      --------    --------    --------
Total operating revenues...............................................     684      $    657    $  1,811    $  1,495
                                                                         ======      ========    ========    ========

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002
-----------------------------------------------------------------------------

      Operating revenues for the North America Energy Delivery segment increased $27 million, or 4%, to $684 million in 2003. Gas delivery revenues increased $41 million, or 26%, to $198 million, reflected higher gas costs passed on to customers and $3 million in higher base distribution rates, partially offset by the effect of lower gas sales volumes of $8 million. The average cost of gas rose 63%, while sales volumes decreased 15% due to warmer weather. Electricity delivery revenues decreased $14 million, or 3%, to $486 million. The decrease reflects higher unbilled revenues in 2002 resulting from billing issues associated with the transition to competition, as previously disclosed. Delivered electricity volumes for the year 2003 are expected to grow 2% over the 2002 levels. The revenue decline was partially offset by $8 million in increased disconnect/reconnect fees due to new POLR rules in 2003 and greater competition-related customer switching activities and $2 million in higher electric transmission revenues due to increased tariffs. Increased electric transmission tariffs approved by the Commission and effective in May 2003 and a related increase in distribution tariffs, expected to be approved by the Commission in September 2003, are expected to result in an estimated $44 million in incremental revenues on an annualized basis.

     Gross Margin

                                                                               Three Months Ended
                                                                                      June 30,
                                                                  ----------------------------------------------
                                                                               % of                      % of
                                                                   2003       Revenue         2002      Revenue
                                                                  ------      -------        ------     -------
Operating revenues.........................................      $   684         100%        $   657        100%
Costs and expenses:
     Cost of gas sold......................................           89          13%             72         11%
     Operating costs.......................................          217          32%            204         31%
     Depreciation and amortization related to T&D assets...           84          12%             81         12%
                                                                 -------       -----         -------     ------
Gross margin...............................................      $   294          43%        $   300         46%
                                                                 =======       =====         =======     ======

      The depreciation and amortization expense included in gross margin excludes $3 million of such expense for the three months ended June 30, 2003 and 2002, respectively, that is not directly related to delivery property, plant and equipment.

      Gross margin decreased $6 million, or 2%, to $294 million in 2003.
The decrease reflected lower revenues in the electricity business and higher operating costs, partially offset by the effect of higher base distribution rates in the gas business. The increase in operating costs of $13 million, or 6%, to $217 million was driven by higher transmission costs paid to other utilities, increased pension and other postretirement benefit costs and higher costs to support the growth of the utility asset management services business.

      Depreciation and amortization (including amounts shown in the gross margin table above), increased $3 million, or 4%, to $87 million in 2003. The increase reflected investments in delivery facilities to support growth and normal replacements of equipment.

      SG&A expenses decreased by $8 million, or 9%, to $82 million in 2003 due primarily to lower employee-related and outside consulting expenses arising from cost reduction initiatives implemented in late 2002.

      Franchise and revenue-based taxes increased $8 million, or 10%, to $88 million in 2003 reflecting higher local gross receipts taxes due to higher revenues on which this tax is based.

      Other income decreased by $5 million to $1 million in 2003 reflecting gains on sales of property in 2002.

      Interest income increased $4 million, or 40%, to $14 million in 2003 due primarily to higher interest reimbursements from TXU Energy. This increase reflects higher carrying costs ($7 million) on regulatory assets (see discussion of higher average interest rates below), partially offset by lower interest ($4 million) on the note receivable related to the excess mitigation credit. The note principal has declined as the credit nears the year-end 2003 expiration date.

      Interest expense and other charges rose by $4 million, or 5%, to $86 million in 2003, driven by higher average interest rates and borrowings in the electricity business, partially offset by less interest passed to REPs related to the excess mitigation credit. Interest expense in the gas business declined on lower borrowings. The increase in average interest rates reflected the refinancing of affiliate borrowings with long-term debt issuances.

      The effective income tax rate was 28.0% in 2003 compared to 32.8% in 2002, primarily reflecting comparable amortization of investment tax credits and other items for tax purposes on lower pre-tax earnings.

      Net income decreased $5 million, or 12%, to $36 million in 2003, reflecting a decline in the electricity business of $13 million, partially offset by decreased losses in the gas business of $8 million. The decline in the electricity business was driven by lower revenues and higher interest expense. The performance in the gas business reflected lower interest expense and improved gross margin. Net pension and postretirement benefit costs reduced net income by $11 million in 2003 and $9 million in 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002
-------------------------------------------------------------------------

      Operating revenues for the North America Energy Delivery segment increased $316 million, or 21%, to $1.8 billion in 2003. Gas delivery revenues increased $318 million, or 63%, to $819 million, due to the effects of higher gas costs passed on to customers, $13 million from increased volumes and an estimated $8 million from higher base distribution rates. The average cost of gas rose 91% while sales volumes increased 2%. Electricity delivery revenues decreased $2 million to $992 million in 2003. The decrease reflects higher unbilled revenues in 2002 resulting from billing issues associated with the transition to competition, as previously disclosed. Delivered electricity volumes for the year 2003 are expected to grow 2% over the 2002 levels. The revenue decline was partially offset by $14 million in increased disconnect/reconnect fees due to new POLR rules in 2003 and greater competition-related customer switching activities and $2 million in higher electric transmission revenues due to increased tariffs. Increased electric transmission tariffs approved by the Commission and effective in May 2003 and a related increase in distribution tariffs, expected to be approved by the Commission in September 2003, are expected to result in an estimated $44 million in incremental revenues on an annualized basis.

     Gross Margin

                                                                                Six Months Ended
                                                                                      June 30,
                                                                  ----------------------------------------------
                                                                               % of                       % of
                                                                   2003       Revenue          2002      Revenue
                                                                   ----       -------          -----     -------
Operating revenues.....................................          $ 1,811         100%        $ 1,495       100%
Costs and expenses:
     Cost of gas sold..................................              519          29%            252        17%
     Operating costs...................................              428          24%            389        26%
     Depreciation and amortization related to T&D assets             168           9%            158        11%
                                                                 -------       -----         -------     -----
Gross margin...........................................          $   696          38%        $   696        46%
                                                                 =======       =====         =======     =====

      The depreciation and amortization expense included in gross margin excludes $6 million and $5 million of such expense for the six months ended June 30, 2003 and 2002, respectively, that is not directly related delivery property, plant and equipment.

      Gross margin remained flat at $696 million in 2003. This comparison primarily reflects the impact of base distribution rate increases and higher volumes in the gas business, offset by higher operating costs, largely in the electricity delivery business. The increase in operating costs of $39 million, or 10%, to $428 million was driven by higher transmission costs paid to other utilities and increased pension and other postretirement benefit costs.

      Depreciation and amortization (including amounts shown in the gross margin table above), increased $11 million, or 7%, to $174 million in 2003. The increase reflected investments in delivery facilities to support growth and normal replacements of equipment.

      SG&A expenses decreased by $16 million, or 9%, to $166 in 2003 million due primarily to lower employee-related and outside consulting expenses arising from cost reduction initiatives implemented in late 2002.

      Franchise and revenue-based taxes increased $3 million, or 2%, to $162 million in 2003 reflecting higher local gross receipts taxes due to higher revenues on which this tax is based.

      Interest income increased $9 million, or 43%, to $30 million in 2003 due primarily to higher interest reimbursements from TXU Energy. This increase reflects higher carrying costs ($13 million) on regulatory assets (see discussion of higher average interest rates below), partially offset by lower interest ($7 million) on the note receivable related to the excess mitigation credit. The note principal has declined as the credit nears the year-end 2003 expiration date.

      Interest expense and other charges rose by $17 million, or 11%, to $178 million in 2003, driven by higher average interest rates and borrowings in the electricity business. Interest expense in the gas business declined on lower borrowings. The higher average interest rates reflected issuances of long-term debt to replace lower rate advances from affiliates.

      The effective income tax rate was 32.7% in 2003 and 33.3% in 2002. There were no significant unusual items impacting the effective rates.

      Net income increased $4 million, or 3%, to $146 million in 2003, reflecting an increase in the gas business of $27 million, partially offset by a decline in the electricity business of $23 million. The performance in the gas business reflected lower interest expense and improved gross margin. The decline in the electricity business was driven by lower revenues and higher interest expense. Net pension and postretirement benefit costs reduced net income by $22 million in 2003 and $14 million in 2002.

Australia
---------

Financial Results

                                                                 Three Months Ended       Six Months Ended
                                                                       June 30,               June 30,
                                                                --------------------      ------------------
                                                                 2003          2002        2003        2002
                                                                ------        ------      ------      ------

Operating revenues.......................................       $   274       $   216     $   499     $   428
                                                                -------       -------     -------     -------
Costs and expenses:

     Cost of energy sold and delivery fees...............           134           108         229         180

     Operating costs.....................................            24            23          45          42

     Depreciation and amortization.......................            22            17          41          32

     Selling, general and administrative expenses........            25            20          43          34

     Other income .......................................             -            (1)          -          (1)

     Other deductions....................................             1             2           2           4

     Interest income.....................................            (2)            -          (3)          -

     Interest expense and other charges .................            36            33          70          62
                                                                -------       -------     -------     -------
         Total costs and expenses........................           240           202         427         353
                                                                -------       -------     -------     -------
Income before income taxes ..............................            34            14          72          75

Income tax expense.......................................             8             4          19          14
                                                                -------       -------     -------     -------
Net income ..............................................       $    26       $    10     $    53     $    61
                                                                =======       =======     =======     =======

Australia
----------

Segment Highlights

                                                                Three Months Ended        Six Months Ended
                                                                      June 30,                June 30,
                                                                -------------------       -----------------
                                                                 2003         2002         2003        2002
                                                                -----         -----       -----       -----
Operating Statistics
Retail electricity sales volumes (GWh)....................      1,937         1,612       3,805       3,020
Retail  gas sales volumes (Bcf)...........................         18            18          29          28
Wholesale electricity sales volumes (GWh).................        582           767         996       1,320

Retail customers and points of delivery (end of period
   and in thousands):
     Electric.............................................                                  565         534
     Gas..................................................                                  476         431
                                                                                         ------      ------
               Total customers............................                                1,041         965
                                                                                         ======      ======
     Electricity distribution points of delivery..........                                  554         541
     Gas distribution points of delivery..................                                  473         459
                                                                                         ------      ------
               Total points of delivery...................                                1,027       1,000
                                                                                         ======      ======

Operating revenues (millions of dollars)
Retail  electric:
     Residential..........................................     $   73        $   57      $  129      $   99
     Commercial and industrial............................         72            52         152          98
                                                               ------        ------      ------      ------
             Total........................................        145           109         281         197
                                                               ------        ------      ------      ------
Electricity delivery......................................         14             9          27          18
                                                               ------        ------      ------      ------
Retail gas sales:
     Residential..........................................         52            21          67          28
     Commercial and industrial............................         20            29          47          52
                                                               ------        ------      ------      ------
             Total........................................         72            50         114          80
                                                               ------        ------      ------      ------
Gas distribution..........................................         12            11          17          15
Wholesale electric revenues...............................         14            23          24          34
Portfolio management activities and other  revenues.......         17            14          36          84
                                                               ------        ------      ------      ------
             Total operating revenues.....................     $  274        $  216      $  499      $  428
                                                               ======        ======      ======      ======

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002
-----------------------------------------------------------------------------

      The Australia segment's operating revenues increased $58 million, or 27%, to $274 million in 2003. Of this increase, $40 million represented the translation effect of the stronger Australian dollar. The balance of the growth was driven by an increase in retail electricity revenues of $15 million (on a constant exchange rate basis) or 14%, driven by higher sales volumes. Retail electricity volumes rose 20%, primarily due to new commercial/industrial accounts. Retail gas revenues rose 20% on a local currency basis as certain service fee based customers under an agency arrangement in 2002 became direct customers in October of 2002. Excluding this effect, retail gas revenues were about even with 2002. Wholesale power revenues declined on a small base reflecting lower wholesale market prices.

     Gross Margin
                                                                                Three Months Ended
                                                                                      June 30,
                                                                 ------------------------------------------------
                                                                                % of                      % of
                                                                   2003       Revenue          2002       Revenue
                                                                  ------      -------         ------      -------

Operating revenues.....................................          $   274         100%        $   216        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............              134          49%            108         50%
     Operating costs...................................               24           9%             23         11%
     Depreciation and amortization related to operating
         assets........................................               19           7%             16          7%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $    97          35%        $    69         32%
                                                                 =======       =====         =======     ======

     The depreciation and amortization expense included in gross margin excludes $3 million and $1 million of such expense for the three months ended June 30, 2003 and 2002, respectively, that is not directly related to generation and delivery property, plant and equipment.

     Australia's gross margin increased $28 million, or 41%, to $97 million in 2003. On a local currency basis, margins improved 20%, driven by the higher retail electricity volumes, lower purchased power costs and improved results from portfolio management activities, partially offset by decreased wholesale electricity sales margins. Wholesale power prices have declined 42% from 2002 levels. Operating costs decreased 14% on a local currency basis, reflecting nonrecurring costs incurred in 2002 to support the development of competitive markets and other strategic initiatives. Depreciation and amortization related to operating assets increased $3 million, or 4% on a local currency basis, reflecting expenditures for electricity delivery and production assets to support growth, as well as computer software costs related to the development of competitive markets. Mark-to-market accounting for commodity contracts decreased revenues and gross margin by $2 million in 2003 and $9 million in 2002 (as compared to accounting on a settlement basis).

     Australia's SG&A expenses rose $5 million, or 25%, to $25 million in 2003. On a local currency basis, SG&A expenses increased 5%, reflecting increased staffing expenses to support retail competition activities in newly competitive markets.

     Australia's interest income increased to $2 million in 2003, from none in 2002. The increase primarily reflected interest received on restricted cash to support funding of construction of a natural gas pipeline in Australia by a joint venture.

     Australia's interest expense and other charges increased $3 million, or 9%, to $36 million in 2003. On a local currency basis, interest expense and other charges declined 3%, reflecting lower debt levels.

     The effective tax rate was 23.5% in 2003 compared to 28.6% in 2002, reflecting utilization of a capital loss carryforward.

     Australia's net income increased to $26 million in 2003 from $10 million in 2002, driven by the increase in gross margin and reflecting a $4 million favorable effect of the stronger Australian dollar. Net pension and postretirement benefit costs reduced net income by less than $1 million in both 2003 and 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002
-------------------------------------------------------------------------

     The Australia segment's operating revenues increased $71 million, or 17%, to $499 million in 2003. Of this increase, $68 million represented the translation effect of the stronger Australian dollar. On a constant exchange rate basis, retail electricity revenues rose $46 million, or 23%, reflecting a 26% sales volume increase due to new commercial/industrial and residential accounts, and retail gas revenues increased $18 million due primarily to a customer status change discussed above, while wholesale power revenues decreased $12 million due largely to lower pricing. Portfolio management results decreased $48 million, reflecting the impact of a $30 million gain in 2002 on the termination of a wholesale power contract and the effects of lower wholesale prices and decreased price volatility.


     Gross Margin
                                                                                 Six Months Ended
                                                                                      June 30,
                                                                 -----------------------------------------------
                                                                               % of                        % of
                                                                  2003        Revenue         2002        Revenue
                                                                 ------       -------        ------       -------
Operating revenues.....................................          $   499         100%        $   428        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............              229          46%            180         42%
     Operating costs...................................               45           9%             42         10%
     Depreciation and amortization related to operating
         assets........................................               36           7%             30          7%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   189          38%        $   176         41%
                                                                 =======       =====         =======     ======

     The depreciation and amortization expense included in gross margin excludes $5 million and $2 million of such expense for the six months ended June 30, 2003 and 2002, respectively, that is not directly related to generation and delivery property, plant and equipment.

     Australia's gross margin improved $13 million, or 7%, to $189 million in 2003. On a local currency basis, margins declined 7%. Excluding the gain in 2002 on the wholesale power contract termination, gross margin on a local currency basis rose 12%, driven by increased retail electric sales volumes and lower purchased power costs, partially offset by lower results from portfolio management activity. Operating costs decreased 6% on a local currency basis, reflecting nonrecurring costs incurred in 2002 to support development of competitive markets and other strategic initiatives. Depreciation and amortization related to operating assets increased $6 million, or 5% on a local currency basis, reflecting expenditures for electricity delivery and production assets to support growth, as well as computer software costs related to the development of competitive markets. Mark-to-market accounting for commodity contracts decreased revenues and gross margin by $6 million in 2003, and increased results in 2002 by $18 million (as compared to accounting on a settlement basis).

     Australia's SG&A expenses rose $9 million, or 26%, to $43 million in 2003. On a local currency basis, SG&A expenses increased 9%, reflecting increased staffing expenses to support retail competition activities in newly competitive markets.

     Australia's interest income increased to $3 million in 2003, from none in 2002. The increase primarily reflected interest received on restricted cash to support funding of construction of a natural gas pipeline in Australia by a joint venture.

     Australia's interest expense and other charges increased $8 million, or 13%, to $70 million in 2003. On a local currency basis, interest expense and other charges declined 3%, reflecting lower debt levels.

     The effective tax rate was 26.4% in 2003 compared to 18.7% in 2002.
The increase reflects the non-taxable nature of the 2002 contract termination gain, partially offset by the utilization of the capital loss carryforward in 2003 discussed above.

     Australia's net income declined $8 million, or 13%, to $53 million in 2003. This decrease reflected the $30 million (pre and after-tax) effect of the contract termination gain in 2002, partially offset by an $8 million favorable effect of the stronger Australian dollar and the benefit of improved retail gross margins. On a local currency basis and excluding the effect of the contract termination gain, Australia's net income rose 35%. Net pension and postretirement benefit costs reduced net income by $1 million in 2003 and 2002.

COMPREHENSIVE INCOME - Continuing Operations

     Foreign currency translation adjustments from continuing operations for the three months ended June 30, 2003 and 2002 were $106 million and $42 million, respectively. These adjustments totaled $161 million and $73 million for the six months ended June 30, 2003 and 2002, respectively. These adjustments primarily reflect the movement in exchange rates between the US dollar and the Australian dollar, and have no tax effects.

     The after-tax effects of cash flow hedges in other comprehensive income were as follows:

                                                                Three Months Ended       Six Months Ended
                                                                      June 30,                June 30,
                                                               -------------------      -------------------
                                                                2003          2002       2003         2002
                                                               ------        ------      -----       ------
Net change in fair value of hedges - gains/(losses):
    Commodities........................................       $   (24)      $    (3)    $  (103)    $   (43)
    Financing - foreign exchange and interest rates....           (52)          (85)        (81)        (76)
                                                              -------       --------    -------     -------
                                                                  (76)          (88)       (184)       (119)
Losses/(gains) realized in earnings:
    Commodities........................................            22             6          70           1
    Financing - foreign exchange and interest rates....            50            21          83          41
                                                              -------       -------     -------     -------
                                                                   72            27         153          42
                                                              -------       -------     -------     -------
               Net effect..............................       $    (4)      $   (61)    $   (31)    $   (77)
                                                              =======       =======     =======     =======

     Gains and losses on cash flow hedges are realized in earnings as the underlying hedged transactions are settled.

FINANCIAL CONDITION

Liquidity and Capital Resources

     For information concerning liquidity and capital resources, see Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Corp.'s 2002 Form 10-K. No significant changes or events that might affect the financial condition of TXU Corp. have occurred subsequent to year-end other than as disclosed herein.

     Cash Flows -- Cash flows provided by operating activities for the six months ended June 30, 2003, totaled $1.4 billion compared to $612 million for 2002. The increase in cash flows provided by operating activities in 2003 of $830 million reflected a number of factors. The principal drivers of the increase were the receipt of an income tax refund of $616 million, primarily related to tax benefits associated with the write-off of the investment in Europe, and improved working capital (accounts receivable, accounts payable and inventories) of $562 million, which primarily reflects the effect of billing and collection delays in 2002 associated with the transition to competition. These items were partially offset by lower cash earnings (net income adjusted for the significant noncash reconciling items identified in the statement of cash flows) of $152 million and payments of $102 million related to counterparty default events and the termination and liquidation of those outstanding positions.

     Cash flows used in financing activities in 2003 were $1.7 billion, primarily reflecting net repayment of borrowings. Issuances of debt securities totaled $1.3 billion. Retirements of debt and reduction of notes payable to banks totaled $2.9 billion, net of redemption deposit payments (restricted cash), as TXU Corp. established permanent financing to replace the credit facilities drawn down in the fourth quarter of 2002 to enhance liquidity. Cash dividends paid on common shares approximated $80 million in 2003 and $318 million in 2002.

      Cash flows used in investing activities totaled $614 million in 2003 and $187 million in 2002. Capital expenditures declined to $458 million in 2003 from $502 million in 2002 as a result of lower developmental spending. Capital expenditures are expected to total $1.1 billion in 2003. The buyout of the joint venture partner's interests in Pinnacle in 2003 totaled $150 million. The sale of certain retail gas operations in 2003 provided $15 million. Proceeds from asset sales in 2002 of $444 million included the sale of two generation plants in Texas.

      Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $38 million. This difference represents amortization of nuclear fuel, which is reported as cost of energy sold in the statement of income consistent with industry practice, and amortization of regulatory assets, which is reported as operating costs in the statement of income.

Financing Activities

      Capitalization -- The capitalization ratios of TXU Corp. at June 30,
2003, consisted of 7.8% equity-linked debt securities, 3.5% exchangeable subordinated notes, 56.5% other long-term debt, less amounts due currently, 2.8% trust securities, 1.1% preferred stock of subsidiaries, 1.6% preference stock and 26.7% common stock equity.

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

      Credit Facilities -- At June 30, 2003, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of approximately $8 million and commercial paper of $33 million (all in Australia).

      At June 30, 2003, TXU Corp. and its subsidiaries had credit facilities (some of which provide for long-term borrowings) as follows:

                                                                                            At June 30, 2003
                                                                            --------------------------------------------------
                                                         Authorized          Facility    Letters of     Cash
Facility                               Expiration Date   Borrowers             Limit       Credit    Borrowings   Availability
--------                               ---------------   ---------             -----       ------    ----------   ------------
Five-Year Revolving Credit Facility    February 2005     US Holdings          $ 1,400      $  391      $   --       $1,009
Revolving Credit Facility              February 2005     TXU Energy, Oncor        450          21          --          429
Three-Year Revolving Credit Facility   May 2005          US Holdings              400          --          --          400
Revolving Credit Facilities            May 2005          TXU Corp.                100          --          --          100
                                                                              -------      ------      ------       ------
      Total North America                                                     $ 2,350      $  412      $   --       $1,938
                                                                              =======      ======      ======       ======

Senior Facility (a)                    October 2004      TXU Australia        $ 1,167      $   --      $  943       $  208
Working Capital Facility               October 2003      TXU Australia             66          --           6           60
Standby Facility (a)                   December 2003     TXU Australia             17          --          --           --
                                                                              -------      ------      ------       ------
      Total Australia                                                         $ 1,250      $   --      $  949       $  268
                                                                              =======      ======      ======       ======

(a)Commercial paper borrowings totaling $33 million at June 30, 2003 were supported by the Standby Facility ($17 million) and the Senior Facility ($16 million).

      In August 2003, TXU Corp. entered into a $500 million 5-year revolving credit facility with LOC 2003 Trust, a special purpose, wholly-owned subsidiary of TXU Corp. (LOC Trust). LOC Trust, in turn, entered into a $500 million 5-year secured credit facility with a group of lenders. TXU Corp. intends to capitalize LOC Trust with approximately $525 million of cash, which will be invested by the lenders in permitted investments as directed by LOC Trust. LOC Trust's assets, including the investments, will constitute collateral for the benefit of the lenders to secure issuances of letters of credit or loans, and will be owned by LOC Trust. During the term of the facility, LOC Trust will be required to maintain collateral in an amount equal to 105% of the commitments under the secured facility. Upon capitalization of LOC Trust, TXU Corp. may request up to $500 million of letters of credit or up to $250 million of loans from LOC Trust, subject in aggregate to its $500 million commitment, for the benefit of TXU Corp. and its subsidiaries, which may be provided through issuances of letters of credit or loans by the lenders. LOC Trust's assets are not available to satisfy claims of creditors of TXU Corp. or its subsidiaries. However, LOC Trust may terminate all or a portion of the secured facility at any time and request the release of any collateral not required to secure outstanding letters of credit from the lenders.

      Through April 2003, $2.3 billion in outstanding cash borrowings as of December 31, 2002 under the North America credit facilities were repaid, and the facilities were restructured. A $450 million revolving credit facility was established for TXU Energy and Oncor that matures on February 25, 2005. This facility will be used for working capital and other general corporate purposes, including letters of credit, and replaces the $1 billion 364-day revolving credit facility that expired in April 2003. Up to $450 million of letters of credit may be issued under the facility.

      This facility, as well as others available to TXU Corp., will provide back-up for any future issuance of commercial paper by TXU Energy and Oncor. At June 30, 2003, there was no outstanding commercial paper under the North America credit facilities.

      In connection with the restructuring of the North America credit facilities of TXU Corp., in April 2003:

      o Oncor cancelled its undrawn $150 million secured 364-day credit facility that was scheduled to expire in December 2003.

      o US Holdings replaced TXU Corp. as the borrower under the $500 million three-year revolving credit facility. Concurrently, the facility was reduced to $400 million, and TXU Corp. entered into additional credit facilities totaling $100 million, which were cancelled in August 2003.

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

      Long-Term Debt -- During the six months ended June 30, 2003, TXU Corp. and its subsidiaries issued, redeemed, reacquired or made scheduled principal payments on long-term debt as follows:



                                                     Issuances   Retirements
                                                     ---------   -----------
TXU Corp.:
      Other long-term debt .......................     $    -      $   49

Oncor:
      First mortgage bonds........................          -         306
      Medium term notes...........................          -          15

TXU Gas:
      Senior notes................................          -         125

TXU Energy:
      Fixed rate senior notes.....................      1,250          72
      Pollution control revenue bonds.............         44          97

TXU Australia:
      Long-term debt..............................         23          97
                                                       ------      ------

       Total......................................     $1,317      $  761
                                                       ======      ======

      See Note 4 to Financial Statements for further detail of debt issuance and retirements.

      Pinnacle -- See Notes 1 and 3 to Financial Statements for a discussion of the sale and a summary of assets and liabilities associated with Pinnacle.

      Sale of Receivables -- Certain subsidiaries of TXU Corp. sell trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Corp., which sells undivided interests in accounts receivable it purchases to financial institutions. As of June 30, 2003, TXU Energy (through certain subsidiaries), Oncor and TXU Gas are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. The June 30, 2003 financial statements reflect the sale of $1.2 billion face amount of receivables to TXU Receivables Company under the program in exchange for cash of $540 million and $615 million in subordinated notes, with $11 million of losses on sales for the six months ended June 30, 2003 that principally represents the interest costs on the underlying financing. These losses approximated 6% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Funding under the program increased $70 million for the six month period ended June 30, 2003 primarily due to reserve requirements that were reduced through a temporary amendment in recognition of improving collection trends. Higher loss reserve requirements in previous periods reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition. Funding increases or decreases under the program are reflected as operating cash flow activity.

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

      In August 2003, the program was amended to extend the term to July
2004, as well as to extend the period providing temporarily higher delinquency and default compliance ratios through December 31, 2003. The program was also amended to coincide with the credit facilities' covenants by removing investment grade credit ratings as a requirement of an eligible originator and substituting maintenance of fixed charge coverage ratios and debt to capital ratios as requirements of an eligible originator. In June 2003, the program was amended to provide temporarily higher delinquency and default compliance ratios and temporary relief from the loss reserve formula. The June amendment reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition.

      Contingencies Related to Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

      1) all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;
      2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customers' switching and billing data. The billing delays have been resolved but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new POLR rules by the Commission and strengthened credit and collection policies and practices are expected to bring the ratios into consistent compliance with the program.

      Under the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios (or supply a parent guarantor that meets the ratio requirements). The failure by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate. Prior to the August 2003 amendment extending the program, originator eligibility was predicated on the maintenance of an investment grade credit rating.

      Credit Ratings of TXU Corp. and its US and Australian Subsidiaries -- The current credit ratings for TXU Corp. and certain of its US and Australian subsidiaries are presented below:

                     TXU Corp.         US Holdings     Oncor      TXU Energy        TXU Gas         TXU Australia
                 ---------------    ---------------  --------  ---------------  ----------------   --------------
                 (Senior Unsecured)(Senior Unsecured)(Secured)(Senior Unsecured)(Senior Unsecured) (Senior Unsecured)

      S&P.............BBB-               BBB-           BBB          BBB             BBB                 BBB
      Moody's.........Ba1                Baa3           Baa1         Baa2            Baa3                Baa2
      Fitch...........BBB-               BBB-           BBB+         BBB             BBB-                BBB-

      Moody's currently maintains a negative outlook for TXU Corp., TXU Gas and TXU Australia, and a stable outlook for US Holdings, TXU Energy and Oncor. Fitch currently maintains a positive outlook for TXU Australia and a stable outlook for the remaining entities. S&P currently maintains a negative outlook for each such entity.

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

      Financial Covenants, Credit Rating Provisions and Cross Default
Provisions -- The terms of certain financing arrangements of TXU Corp. contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. TXU Energy's preferred membership interests (formerly subordinated notes) also limit its incurrence of additional indebtedness unless a leverage ratio and interest coverage test are met on a pro forma basis. As of June 30, 2003, TXU Corp. and its subsidiaries were in compliance with all such applicable covenants.

      Certain financing and other arrangements of TXU Corp. contain provisions that are specifically affected by changes in credit ratings and also include cross default provisions. The material cross default provisions are described below.

      Other agreements of TXU Corp., including some of the credit facilities discussed above, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of TXU Corp. or its subsidiaries.

 Credit Rating Provisions
 ------------------------

      In the event of a decline in the credit rating for TXU Corp.'s unsecured, senior long-term obligations to two notches below investment grade (i.e., to or below 'BB' by S&P or Fitch or 'Ba2' by Moody's), coupled with a decline in the market price of TXU Corp. common stock below $21.93 per share for ten consecutive trading days, TXU Corp. would be required to sell equity or otherwise raise cash proceeds sufficient to repay Pinnacle's senior secured notes ($810 million outstanding at June 30, 2003). The market price of TXU Corp.'s common stock is below the stated level.

      TXU Energy has provided a guarantee of the obligations under TXU
Corp.'s lease (approximately $135 million at June 30, 2003) for its headquarters building. In the event of a downgrade of TXU Energy's credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such ratings decline.

      TXU Energy has entered into certain commodity contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request TXU Energy to post collateral in the event that its credit rating falls below investment grade.

      Based on its current commodity contract positions, if TXU Energy were downgraded below investment grade by any specified rating agency, counterparties would have the option to request TXU Energy to post additional collateral of approximately $204 million.

      In addition, TXU Energy has a number of other contractual arrangements where the counterparties would have the right to request TXU Energy to post collateral if its credit rating was downgraded below investment grade by any specified rating agency. The amount TXU Energy would post under these transactions depends in part on the value of the contracts at that time. As of June 30, 2003, based on current market conditions, the maximum TXU Energy would post for these transactions is $295 million. Of this amount, $249 million relates to an arrangement that would require that TXU Energy be downgraded to below investment grade by all three rating agencies before collateral would be required to be posted.

      TXU Energy is also the obligor on leases aggregating $164 million.
Under the terms of those leases, if TXU Energy's credit rating was downgraded to below investment grade by any specified rating agency, TXU Energy could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the leases.

      ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy's credit rating was downgraded to below investment grade by any specified rating agency, TXU Energy could be required to post collateral of approximately $60 million.

      In the event that TXU Australia's credit rating was downgraded to below investment grade, there are cross currency swaps and interest rate swaps in effect with banks who have the right to terminate the swaps. These contracts are currently out of the money by $6.7 million on a net basis.

      TXU Australia has several contracts that may require additional guarantees or cash collateral totaling approximately $71 million if its credit rating was downgraded to below investment grade, or if there was a material adverse change in its financial condition.

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

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross default under the $1.4 billion US Holdings five-year revolving credit facility, the $400 million US Holdings credit facility, the $68 million US Holdings letter of credit reimbursement and credit facility agreement and $30 million of TXU Mining senior notes (which have a $1 million threshold).

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

      A default or similar event under the terms of the TXU Energy preferred membership interests (formerly subordinated notes) that results in the acceleration (or other mandatory repayment prior to the mandatory redemption date) of such security or the failure to pay such security at the mandatory redemption date would result in a default under TXU Energy's $1.25 billion senior unsecured notes.

      TXU Corp.'s 6% Notes due 2003 to 2004, which are held by the Pinnacle Overfund Trust ($135 million outstanding at June 30, 2003) and Pinnacle's 8.83% Senior Secured Notes due 2004 ($810 million outstanding at June 30, 2003) contain cross default provisions relating to a failure to pay principal or interest on indebtedness of TXU Corp. or TXU Communications Ventures Company (in the case of the 8.83% Senior Secured Notes due 2004) in a principal amount of $50 million or above.

      TXU Energy has entered into certain mining and equipment leasing arrangements aggregating $127 million that would terminate upon the default of any other obligations of TXU Energy owed to the lessor. In the event of a default by TXU Mining, a subsidiary of TXU Energy, on indebtedness in excess of $1 million, a cross default would result under the $31 million TXU Mining leveraged lease and the lease would terminate.

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

      A default by TXU Corp. on indebtedness of $50 million or more would result in a cross default under the new $500 million five-year revolving credit facility.

      TXU Corp. and its subsidiaries have other arrangements, including interest rate swap agreements and leases with cross default provisions, the triggering of which would not result in a significant effect on liquidity.

      Regulatory Asset Securitization -- The Settlement Plan approved by the Commission provides Oncor with a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to monetize and recover generation-related regulatory assets and related transaction costs. The Settlement Plan provides that there will be an initial issuance of securitization bonds in the amount of up to $500 million followed by a second issuance for the remainder in 2004. The first issuance is expected to be made in the third quarter of 2003.

      Equity - The Board of Directors of TXU Corp., at its February 2003 meeting, declared a quarterly dividend of $0.125 a share, payable April 1, 2003, to shareholders of record on March 7, 2003. At its May 2003 meeting, the Board of Directors of TXU Corp. declared a quarterly dividend of $0.125 a share, payable on July 1, 2003, to shareholders of record on June 6, 2003.
Future dividends may vary depending upon TXU Corp.'s profit levels, operating cash flows and capital requirements as well as financial and other business conditions existing at the time.

OFF BALANCE SHEET ARRANGEMENTS

      With the acquisition of the other partner's interest in Pinnacle in May 2003 (see Note 1), the only remaining significant off balance sheet arrangement consists of the sale of receivables program. See discussion above under Sale of Receivables.

COMMITMENTS AND CONTINGENCIES

      See Note 7 to Financial Statements for a discussion of contingencies. There were no material changes in cash commitments from those disclosed in the 2002 Form 10-K.

REGULATION AND RATES

     Settlement Plan -- On December 31, 2001, US Holdings filed the
Settlement Plan with the Commission. It resolved all major pending issues related to US Holdings' transition to competition pursuant to the 1999 Restructuring Legislation. The Settlement provided for in the Settlement Plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related fuel adjustments. The Settlement was approved by the Commission in June 2002 and has become final.

     Excess Mitigation Credit -- Beginning in 2002, Oncor began implementing an excess stranded cost mitigation credit designed to result in a $350 million, plus interest, credit (reduction) applied to delivery fees billed to REPs applied over a two-year period ending December 31, 2003. The actual amount of this credit is expected to exceed $350 million as delivery volumes are anticipated to be higher than initially estimated. The resulting net earnings reduction for the year 2003 is currently expected to be approximately $14 million after-tax, after consideration of the portion of the credit reflected in TXU Energy's results as an affiliated REP.

     Regulatory Asset Securitization -- In accordance with the
Settlement, Oncor received a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to recover regulatory assets and other qualified costs as discussed above. The Settlement provides that there can be an initial issuance of securitization bonds in the amount of up to $500 million, expected to be completed in the third quarter of 2003, followed by a second issuance of the remainder expected in the first half of 2004. The Settlement resolves all issues related to regulatory assets and liabilities.

     Retail Clawback -- If TXU Energy retains more than 60% of its historical residential and small commercial power consumption after the first two years of competition, the amount of the retail clawback credit will be equal to the number of residential and small commercial customers retained by TXU Energy in its historical service territory on January 1, 2004, less the number of new customers TXU Energy has added outside of its historical service territory as of January 1, 2004, multiplied by $90. This determination will be made separately for the residential and small commercial classes. The credit, if any, will be applied to delivery fees billed by Oncor to REPs, including TXU Energy, over a two-year period beginning January 1, 2004. Under the settlement agreement, TXU Energy will make a compliance filing with the Commission reflecting customer count as of January 1, 2004. In the fourth quarter of 2002, TXU Energy recorded a $185 million ($120 million after-tax) charge for the retail clawback, which represents the current best estimate of the amount to be funded to Oncor over the two-year period.

     T&D utilities in Texas are required to file a progress report with the Commission when over 35% of the residential or small commercial price-to-beat customer load that existed in the T&D utility's service territory prior to the January 1, 2002 onset of customer choice is being served by REPs other than the T&D utility's affiliated REP.

     Accordingly, on June 30, 2003, Oncor reported to the Commission that, as of May 31, 2003, approximately 37%, of the total historical small commercial customer load, as adjusted pursuant to Commission rules, in its service territory was being served by REPs other than TXU Energy.

     For purposes of these reports, the Commission rules adjust the total historical load to remove load for those individual small commercial customers who now use more than 1,000 kilowatts, and for those customers in which the aggregate use of all their affiliates under common control is more than 1,000 kilowatts and have contracted with Oncor's affiliated REP, TXU Energy. The calculations do not take into account the small commercial load that TXU Energy has gained outside of the Oncor service territory. Also the report filed by Oncor does not address the residential category where a significantly smaller percentage of the load is served by REPs other than TXU Energy.

     If the 40% threshold related to the small commercial load is met, TXU Energy would reassess, and adjust accordingly, the estimated $185 million accrual it previously recorded, which included amounts related to this customer category. In addition, TXU Energy would be able to price competitively to this class of customer.

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

     TXU Gas -- TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. In July 2001 and August 2001, TXU Gas filed two cases, a gas cost review and a gas cost reconciliation, covering the period between November 1997 and June 2001, seeking to recover $29 million of under-recovered gas costs. On August 6, 2002, a settlement was approved by the RRC authorizing TXU Gas to recover $18 million of this amount, which has been recovered through a surcharge, while $11 million in under-recovered gas costs remains pending. On May 23, 2003, TXU Gas filed a system-wide rate case for TXU Gas Distribution and TXU Pipeline operations. The case was filed in all 437 cities served by TXU Gas Distribution and at the RRC for TXU Pipeline and unincorporated cities. The RRC assigned the case Gas Utilities Docket 9400. TXU Gas is seeking an annual revenue increase of $69.5 million or 7.24% overall increase. TXU Gas has asked the 437 incorporated cites with original jurisdiction over TXU Gas Distribution rates to either deny or cede jurisdiction to the RRC. Eleven parties have intervened in the case. TXU Gas expects a final order from the RRC late in the first quarter or early in the second quarter of 2004.

     TXU Energy --The 1999 Restructuring Legislation provides that an affiliated REP may request that the Commission adjust its price-to-beat fuel factor not more than twice a year if the affiliated REP demonstrates that the existing fuel factor does not adequately reflect significant changes in the market price of natural gas and purchased energy used to serve retail customers. The Commission's rules further provide that an affiliated REP may request that the Commission adjust the price-to-beat fuel factor upward or downward. Neither the law nor the Commission's rules give the Commission or any other entity the right to file a petition seeking to require an affiliated REP to increase or decrease its price-to-beat fuel factor.

     Under amended Commission rules, effective in March 2003, affiliated
REPs of utilities are allowed to petition the Commission twice per year for an increase in the fuel factor component of their price-to-beat rates if the average price of natural gas futures increases more than 5% (10% if the petition is filed after November 15 of any year) from the level used to set the existing price-to-beat fuel factor rate.

-- In January 2003, TXU Energy filed a request with the Commission to increase the fuel factor component of its price-to-beat rates based upon significant increases in the market price of natural gas. This request was approved on March 5, 2003. The fuel factor increase went into effect for the billing cycle that began March 6, 2003. As a result, average monthly residential bills rose approximately 12%.

-- On July 23, 2003, TXU Energy filed another request with the Commission to increase the fuel factor component of its price-to-beat rates. The change would raise the average monthly residential electric bill of a customer using an average of 1,000 kilowatt-hours by
         3.7 percent, or $3.61 per month. Even with the increase, TXU Energy would continue to have the lowest price-to-beat rate in the state. The Commission has 45 days from the filing of the request, or as soon as possible, to review the request, and is expected to make a decision in August 2003. This request would increase TXU Energy's revenues by approximately $180 million ($50 million for the remainder of 2003, if approved in mid-September)on an annualized basis.

     Transmission rates -- In May 2003, the Commission approved wholesale transmission rates that are estimated to result in an annual $44 million increase in Oncor's T&D revenues. Approximately 60% of the increase is recoverable from Oncor's non-affiliated wholesale transmission customers. The remaining 40% of the increase will be recoverable from REPs upon an increase in Oncor's distribution tariffs expected to be approved by the Commission in the third quarter of 2003. On a consolidated basis, the increase in Oncor's distribution revenue will be partially offset by higher electricity delivery costs at TXU Energy.

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

      In Victoria and New South Wales, the residential electricity markets have both become competitive since January 2002, and the residential gas markets have become competitive in New South Wales from January 2002 and in Victoria from October 2002. The residential and small business energy prices are still regulated and determined by the government bodies of the respective States of Victoria and New South Wales.

      In South Australia, the residential energy market has been competitive since January 2003, although the residential and small business energy prices offered incumbent retailers are still regulated and determined by the South Australian government. TXU Australia entered into this market in March 2003.

      Summary -- Although TXU Corp. cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in the 2002 Form 10-K and this report, which might significantly alter its basic financial position, results of operations or cash flows.

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

      ERCOT is the independent system operator that is responsible for maintaining reliable operation of the bulk electric power supply system in the ERCOT region. Its responsibilities include the clearing and settlement of electricity volumes and related ancillary services among the various participants in the deregulated Texas market. Because of new processes and systems associated with the opening of the market to competition, which continue to be improved, there have been delays in finalizing settlements.
As a result, TXU Corp. is subject to settlement adjustments from ERCOT related to prior periods, which may result in charges or credits impacting future reported results of operations.

      TXU Corp.'s businesses operate in changing market environments influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. TXU Corp. will need to adapt to these changes and may face increasing competitive pressure.

      TXU Corp.'s US businesses are subject to changes in laws (including the Texas Public Utility Regulatory Act, as amended, Texas Gas Utility Regulatory Act, as amended, Federal Power Act, as amended, Atomic Energy Act, as amended, Public Utility Regulatory Policies Act of 1978, as amended, and Public Utility Holding Company Act of 1935, as amended) and changing governmental policy and regulatory actions (including those of the Commission, Railroad Commission of Texas, Federal Energy Regulatory Commission, and NRC) with respect to matters including, but not limited to, operation of nuclear power facilities, construction and operation of other power generation facilities, construction and operation of transmission facilities, acquisition, disposal, depreciation, and amortization of regulated assets and facilities, recovery of purchased gas costs, decommissioning costs, and return on invested capital for TXU Corp.'s regulated businesses, and present or prospective wholesale and retail competition.

      TXU Corp. is also subject to changes in laws, governmental policy and regulatory actions in Australia.

      Existing laws and regulations governing the market structure in Texas, including the provisions of the 1999 Restructuring Legislation, could be reconsidered, revised or reinterpreted, or new laws or regulations could be adopted.

      TXU Corp. is subject to the effects of new, or changes in, income tax rates or policies and increases in taxes related to property, plant and equipment and gross receipts and other taxes. Further, TXU Corp. is subject to audit and reversal of its tax positions by the IRS and other taxing authorities.

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

      TXU Corp.'s US regulated businesses are subject to cost-of-service regulation and annual earnings oversight. Oncor's rates are regulated by the Commission based on an analysis of Oncor's costs, as reviewed and approved in a regulatory proceeding. As part of the Settlement Plan, TXU Corp. has agreed not to seek to increase its distribution rates prior to 2004. Thus, the rates TXU Corp. is allowed to charge may or may not match its related costs and allowed return on invested capital at any given time. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of TXU Corp.'s costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of TXU Corp.'s costs and the return on invested capital allowed by the Commission.

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

      All but one of TXU Corp.'s facilities for power production in the US are located in the ERCOT region, a market with limited interconnections to other markets. Electricity prices in the ERCOT region are related to gas prices because gas fired plant is the marginal cost unit during the majority of the year in the ERCOT region. Accordingly, the contribution to earnings and the value of TXU Corp.'s base-load plant is dependent in significant part upon the price of gas. TXU Corp. cannot fully hedge the risk associated with dependency on gas because of the expected useful life of TXU Corp.'s power production assets and the size of its position relative to market liquidity.

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

      TXU Corp. will be required to apply a credit to its electricity delivery charges (retail clawback) to REPs in Oncor's service territory beginning in 2004 unless the Commission determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within its historical service territories is committed to be served by REPs other than TXU Corp. Under the Settlement Plan, if the 40% test is not met and a credit is required, the amount of these credits would be $90 multiplied by the number of residential or small commercial customers, as the case may be, that TXU Corp. serves on January 1, 2004, in its historical service territories less the number of retail electric customers TXU Corp. serves in other areas of Texas. As of June 30, 2003, TXU Corp. had approximately 2.6 million residential and small commercial customers in its historical service territories. Based on assumptions and estimates regarding the number of customers expected in and out of territory, TXU Corp. recorded an accrual for retail clawback in 2002 of $185 million ($120 million after-tax). This accrual is subject to adjustment as the actual measurement date approaches.

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

-- On July 23, 2003, TXU Energy filed another request with the Commission to increase the fuel factor component of its price-to-beat rates. The change would raise the average monthly residential electric bill of a customer using an average of 1,000 kilowatt-hours by 3.7 percent, or $3.61 per month. Even with the increase, TXU Energy would continue to have the lowest price-to-beat rate in the state. The Commission has 45 days from the filing of the request, or as soon as possible, to review the request. This request would increase TXU Energy's revenues by approximately $180 million ($50 million for the remainder of 2003, if approved in mid-September) on an annualized basis.

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

      Additionally, in certain parts of Texas, TXU Corp. is dependent on unaffiliated T&D utilities for the reading of its customers' energy meters. TXU Corp. is required to rely on the utility or, in some cases, the independent transmission system operator, to provide it with its customers' information regarding energy usage, and it may be limited in its ability to confirm the accuracy of the information.

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

      The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact TXU Corp.'s ability to sustain and grow its businesses, which are capital intensive, would increase its capital costs. TXU Corp. relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. TXU Corp.'s access to the financial markets could be adversely impacted by various factors, such as:

o changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;
o     inability to access commercial paper markets;

o a deterioration of TXU Corp.'s credit or a reduction in TXU Corp.'s credit ratings or the credit ratings of its subsidiaries;
o extreme volatility in TXU Corp.'s markets that increases margin or credit requirements;
o     a material breakdown in TXU Corp.'s risk management procedures;
o prolonged delays in billing and payment resulting from delays in switching customers from one REP to another; and
o the occurrence of material adverse changes in TXU Corp.'s businesses that restrict TXU Corp.'s ability to access its liquidity facilities.

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

      TXU Corp. is subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims. Since October 2002, a number of lawsuits have been filed in federal and state courts in Texas against TXU Corp. and various of its officers, directors and underwriters. In addition, TXU Corp. is unable to predict whether its decision to exit all of its operations in Europe, including the administration proceeding, might result in lawsuits by the creditors of or others associated with TXU Europe. Such current and potential legal proceedings could result in payments of judgment or settlement amounts.

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

COMMODITY PRICE RISK

      Value at Risk (VaR) for Energy Contracts Subject to Mark-to-Market Accounting -- This measurement estimates the maximum potential loss in value, due to changes in market conditions, of all energy-related contracts subject to mark-to-market accounting, based on a specific confidence level and an assumed holding period. Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period. A probabilistic simulation methodology is used to calculate VaR, and is considered by management to be the most effective way to estimate changes in a portfolio's value based on assumed market conditions for liquid markets. TXU Australia uses a variance-covariance methodology in deriving its VaR calculation, due to the differences in its market as compared to that of TXU Energy.


                                                         June 30,   December 31,
                                                          2003          2002
                                                          ----          ----
       Period-end MtM VaR:
       ------------------

       North America Energy.........................          $ 26        $23

       Australia ...................................          $ 16        $13


       Average MtM VaR (Year-to-date):
       -------------------------------

       North America Energy.........................           $31       $ 38

       Australia ...................................           $16       $ 15

      Portfolio VaR -- Represents the estimated maximum potential loss in value, due to changes in market conditions, of the entire energy portfolio, including owned assets and all contractual positions (the portfolio assets). Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period and includes both mark-to-market and accrual positions.


                                                        June 30,   December 31,
                                                         2003          2002
                                                         ----          ----

       Period-end Portfolio VaR:
       -------------------------

       North America Energy.............................    $180        $144

       Australia .......................................    $ 21         $22

       Average Portfolio VaR (Year-to-date):
       ------------------------------------

       North America Energy (a).........................    $186         N/A

       Australia........................................    $ 21         $23

(a) Comparable information on an average VaR basis is not available for the full year 2002.

      Other Risk Measures -- The metrics appearing below provide information regarding the effect of energy changes in market conditions on earnings and cash flow of TXU Energy. Similar metrics for TXU Australia are not available.

      North America Earnings at Risk (EaR) -- EaR measures the estimated potential loss in expected earnings due to changes in market conditions. EaR metrics include the portfolio assets except for accrual positions expected to be settled beyond the fiscal year. Assumptions include using a 95% confidence level over a five-day holding period under normal market conditions.

      North America Cash Flow at Risk (CFaR) -- CFaR measures the estimated potential loss of expected cash flow over the next six months, due to changes in market conditions. CFaR metrics include all portfolio positions that impact cash flow during the next six months. Assumptions include using a 99% confidence level over a 6-month holding period under normal market conditions. The following CFaR calculation is based on a contract settlement period of six months.

                                                       June 30,    December 31,
                                                         2003          2002
                                                         ----          ----
       EaR .....................................         $ 20         $  28

       CFaR ....................................         $108          $178


INTEREST RATE RISK

      See Note 4 to Financial Statements for a discussion of the issuance of new fixed rate debt and retirement of fixed rate debt since December 31, 2002 and new interest rate swaps.

CREDIT RISK

      Concentration of Credit Risk -- TXU Corp.'s regional gross exposure to credit risk as of June 30, 2003, is as follows:

            Region                                     Credit Exposure
            ------                                     ---------------

            US............................                  $3,100
            Australia.....................                     601
                                                            ------
            Consolidated..................                  $3,701
                                                            ======

      TXU Corp.'s gross exposure to credit risk represents trade accounts receivable (net of allowance for uncollectible accounts receivable of $80 million), commodity contract assets and derivative assets related to cash flow and fair value hedges. These regional concentrations have the potential to affect TXU Corp.'s overall exposure to credit risk, either positively or negatively, in that the customer base and counterparties may be similarly affected, both regionally and globally, by changes in economic, regulatory, industry, weather or other conditions. Global credit coordination is in place to reduce credit limits on a global basis, to provide transparency across regions and to communicate through various risk committees and forums.

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

      Most of the remaining trade accounts receivable are with large commercial/industrial customers. TXU Corp.'s wholesale commodity contract counterparties include major energy companies, financial institutions, gas and electric utilities, independent power producers, oil and gas producers and energy trading companies.

      The following table presents the distribution of credit exposure as of June 30, 2003, for trade accounts receivable from large commercial/industrial customers, commodity contract assets and derivative assets related to cash flow and fair value hedges, by investment grade and noninvestment grade, credit quality and maturity.

                                                                              Exposure by Maturity
                                                                 --------------------------------------------
                              Exposure
                               before                                                    Greater
                               Credit       Credit        Net     2 years or   Between    than 5
                             Collateral   Collateral   Exposure      less     2-5 years    years      Total
                             ----------   ----------   --------   ----------  ---------   -------     -----

Investment grade            $   1,092      $  (134)      $  958       $ 670        $188       $100     $  958
Noninvestment grade               503         (153)         350         283          35         32        350
      Totals                ---------      -------       ------       -----        ----       ----     ------
                               $1,595      $  (287)      $1,308       $ 953        $223       $132     $1,308
                            =========      =======       ======       =====        ====       ====     ======

Investment grade                   68%          47%          73%
Noninvestment grade                32%          53%          27%

      The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of June 30, 2003, is $1.6 billion net of standardized master netting contracts and agreements which provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by TXU Corp. (cash, letters of credit and other security interests), the net credit exposure is $1.3 billion. Of this amount, approximately 73% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and TXU Corp.'s internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency, are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Corp. routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

     TXU Corp. had no exposure to any one customer or counterparty greater than 10% of the net exposure of $1.3 billion at June 30, 2003. Additionally, approximately 73% of the credit exposure, net of collateral held, has a maturity date of two years or less. TXU Corp. does not anticipate any material adverse effect on its financial position or results of operations as a result of non-performance by any customer or counterparty.

Item 4.  CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of TXU Corp.'s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report. Based on the evaluation performed, TXU Corp.'s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in TXU Corp.'s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, TXU Corp.'s internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

      Legal Proceedings -- In October, November and December
2002 and January 2003, a number of lawsuits were filed in, removed to or transferred to the United States District Court for the Northern District of Texas against TXU Corp., and certain of its officers. These lawsuits have all been consolidated and lead plaintiffs have been appointed by the Court. On July 21, 2003, the lead plaintiffs filed an amended consolidated complaint naming Erle Nye, Michael J. McNally, V.J. Horgan and Brian N. Dickie and directors Derek C. Bonham, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret N. Maxey, J.E. Oesterreicher, Herbert H. Richardson and Charles R. Perry, as defendants. The plaintiffs seek to represent classes of certain purchasers of TXU Corp. common and equity-linked debt during a proposed class period from April 26, 2001 to October 11, 2002. No class or classes have been certified. The complaint alleges violations of the provisions of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 12 of the Securities Act of 1933, as amended (Securities Act), relating to alleged materially false and misleading statements, including statements in prospectuses related to the offering by TXU Corp. of its equity-linked securities and common stock in May and June 2002. The named individual defendants are current or former officers and/or directors of TXU Corp. While TXU Corp. believes the claims are without merit and intends to vigorously defend this lawsuit, it is unable to estimate any possible loss or predict the outcome of this action.

      On July 7, 2003, a lawsuit was filed by Texas Commercial Energy
(TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. On August 6, 2003, the complaint was amended to omit one of the other defendants. TXU Corp. believes that it has not committed any violation of the antitrust laws and the Commission's investigation of the market conditions in late February 2003 has not resulted in any findings adverse to TXU Energy. Accordingly, TXU Corp. believes that TCE's claims against TXU Energy and its subsidiary companies are without merit and intends to vigorously defend the lawsuit. As with any litigation of this nature, TXU Corp. is unable to estimate any possible loss or predict the outcome of this action.

      On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This lawsuit was not served on TXU Corp. until mid-July 2003. This action is brought by an individual, alleged to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. TXU Corp. believes that the Plaintiff likely lacks standing to assert any antitrust claims against TXU Corp. or TXU Portfolio Management, and that defendants have not violated antitrust laws or other laws as claimed by the Plaintiff. Therefore, TXU Corp. believes that plaintiff's claims are without merit and plans to vigorously defend the lawsuit. As with any litigation of this nature, however, TXU Corp. is unable to estimate any possible loss or predict the outcome of this action.



      Reference is made to the 2002 Form 10-K and the Form 10-Q for the quarterly period ended March 31, 2003 for additional discussion of legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         TXU Corp. held its Annual Meeting of Shareholders on
May 16, 2003. The following items were presented to shareholders with the following results:

                                                                        Votes
                                                   Votes             Withheld or
                                                    For                Against           Abstentions
                                                 -----------         ------------        -----------

Election of Directors
     Derek C. Bonham                             260,059,953           20,652,446              None
     J. S. Farrington                            269,719,951           10,992,448              None
     William M. Griffin                          267,561,845           13,150,554              None
     Kerney Laday                                259,057,913           21,654,486              None
     Jack E. Little                              268,022,177           12,690,222              None
     Margaret N. Maxey                           269,476,691           11,235,708              None
     Erle Nye                                    267,624,009           13,088,390              None
     J. E. Oesterreicher                         267,816,788           12,895,611              None
     Michael W. Ranger                           270,046,746           10,665,653              None
     Herbert H. Richardson                       269,753,157           10,989,242              None

Shareholder Proposal Related
     to Indexed Stock Options                     36,142,705          192,358,191            5,772,782

Shareholder Proposal Related
     to an Environmental Report                   52,207,557          163,617,392           18,448,477

Selection of Deloitte & Touche LLP
     as Independent Auditors                     270,703,473            7,481,478            2,527,451

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits provided as part of Part II are:

           4(a) Amendment No. 1, dated as of July 1, 2003, to the Exchange Agreement, dated as of November 22, 2002, among TXU Corp., TXU Energy, UXT Holdings LLC and UXT Intermediary LLC.
           4(b) Amendment No. 2, dated as of July 1, 2003, to the Registration Rights Agreement, dated as of November 22, 2002, among TXU Corp., UXT Holdings LLC and UXT Intermediary LLC.

         15 Letter from Independent Accountants as to Unaudited Interim Financial Information.

         31(a)   Section 302 Certification of Chief Executive Officer.

         31(b)   Section 302 Certification of Chief Financial Officer.

         32(a)*  Section 906 Certification of Chief Executive Officer.

         32(b)*  Section 906 Certification of Chief Financial Officer.

         99(a) Condensed Statements of Consolidated Income - Twelve Months Ended June 30, 2003.

         * Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being "filed" for purposes of Section 18 of the Securities Act of 1934.


     (b) Reports on Form 8-K filed since March 31, 2003:

                  Date of Report      Item Reported
                  --------------      -------------
                  April 30, 2003      Item 5.  Other Events and
                                               Regulation FD Disclosure
                                      Item 7.  Exhibits

                  May 1, 2003         Item 9.  Regulation FD Disclosure
                                               (Being Provided Under Item 12)
                                      Item 7.  Financial Statements and Exhibits

                  May 1, 2003         Item 7.  Exhibits
                  (Form 8-K/A)

                  June 3, 2003        Item 5.  Other Events and
                                               Regulation FD Disclosure

                  June 30, 2003       Item 5.  Other Events and
                                               Regulation FD Disclosure

                  July 10, 2003       Item 5.  Other Events and
                                               Regulation FD Disclosure
                                      Item 7.  Exhibits

                  July 25, 2003       Item 7.  Exhibits

                  July 31, 2003       Item 12. Results of Operations and
                                               Regulation FD Disclosure
                                      Item 7.  Financial Statements and Exhibits


                  July 31, 2003       Item 5.  Other Events and
                                               Regulation FD Disclosure

                                      SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                                    TXU CORP.



                                        By    /s/ David H. Anderson
                                          ---------------------------------
                                                  David H. Anderson
                                              Vice President and Controller




Date:  August 13, 2003