Form 10-Q
period 2003-09-30
TXU CORP /TX/
filed 2003-11-12
CIK 1023291

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


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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


                              ---------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ----
Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes X    No
                                                    ----    -----

Common Stock outstanding at November 7, 2003: 323,889,698 shares, without par value.

==============================================================================

TABLE OF CONTENTS
----------------------------------------------------------------------------------------------------------------
                                                                                                            PAGE
                                                                                                            ----
Glossary ..........................................................................................          ii


PART I. FINANCIAL INFORMATION


            Item 1.  Financial Statements

                     Condensed Statements of Consolidated Income -
                     Three and Nine Months Ended September 30, 2003 and 2002...............           1

                     Condensed Statements of Consolidated Comprehensive Income -
                     Three and Nine Months Ended September  30, 2003 and 2002..............           2

                     Condensed Statements of Consolidated Cash Flows -
                     Nine Months Ended September 30, 2003 and 2002.........................           3

                     Condensed Consolidated Balance Sheets -
                     September 30, 2003 and December 31, 2002..............................           4

                     Notes to Financial Statements.........................................           5

                     Independent Accountants' Report.......................................          31

             Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.............................................          32

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........          72

             Item 4.  Controls and Procedures..............................................          75

PART II. OTHER INFORMATION

             Item 1.  Legal Proceedings....................................................          76

             Item 6.  Exhibits and Reports on Form 8-K ....................................          77

SIGNATURE..................................................................................          79

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

1999 Restructuring Legislation........Legislation that restructured the electric utility industry in Texas to provide for competition

2002 Form 8-K.........................the Form 8-K of TXU Corp. filed
                                      September 23, 2003, reflecting the impact of adopting SFAS 145 on the financial information reported in the 2002
                                      Form 10-K

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

EITF 03-11............................EITF Issue No. 03-11, `Reporting Realized
                                      Gains and Losses on Derivative Instruments
                                      That Are Subject to FASB Statement
                                      No. 133 and Not "Held for Trading
                                      Purposes" As Defined in EITF No. 02-3'

ERCOT.................................Electric Reliability Council of Texas

FASB..................................Financial Accounting Standards Board, the
                                      designated organization in the private
                                      sector for establishing standards for
                                      financial accounting and reporting.

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

GWh...................................gigawatt-hours

IRS...................................Internal Revenue Service

Moody's...............................Moody's Investors Services, Inc.

NRC...................................United States Nuclear Regulatory
                                      Commission

Oncor.................................Oncor Electric Delivery Company, a
                                      subsidiary of US Holdings

Pinnacle..............................Pinnacle One Partners, L.P., the
                                      telecommunications business reported as
                                      discontinued operations and formerly a
                                      joint venture

POLR..................................provider of last resort of electricity to certain customers under the Commission
                                      rules interpreting the 1999
                                      Restructuring Legislation

Price-to-beat rate....................residential and small commercial customer electricity rates established by the Commission in the restructuring of the Texas market and required to be charged in a REP's historical service territories until January 1, 2005 or when 40% of the electricity consumed by such customer classes is supplied by competing REPs, adjusted periodically for changes in fuel costs

REPs..................................retail electric providers

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

Settlement Plan.......................regulatory settlement plan filed with the
                                      Commission in December 2001

SFAS..................................Statement of Financial Accounting
                                      Standards

SFAS 123..............................SFAS No. 123, "Accounting for Stock-Based
                                      Compensation"

SFAS 133..............................SFAS No. 133, "Accounting for Derivative
                                      Instruments and Hedging Activities"

SFAS 140..............................SFAS No. 140,  "Accounting for Transfers
                                      and Servicing of Financial Assets and
                                      Extinguishments of Liabilities a
                                      replacement of FASB Statement 125"

SFAS 142..............................SFAS No. 142, "Goodwill and Other
                                      Intangible Assets"

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

SFAS 149..............................SFAS No. 149, "Amendment of Statement 133
                                      on Derivative Instruments and Hedging
                                      Activities"

SFAS 150..............................SFAS No. 150,  "Accounting for Certain
                                      Financial Instruments with
                                      Characteristics of both
                                      Liabilities and Equity"

SG&A..................................selling, general and administrative

T&D...................................transmission and distribution

TXU Australia.........................TXU Australia Holdings (Partnership)
                                      Limited Partnership, a subsidiary of
                                      TXU Corp.

TXU Corp..............................refers to TXU Corp. or TXU Corp. and its consolidated subsidiaries, depending
                                      on context

TXU Energy............................TXU Energy Company LLC, a subsidiary of
                                      US Holdings

TXU Europe............................TXU Europe Limited, a subsidiary of
                                      TXU Corp.

TXU Fuel..............................TXU Fuel Company, a subsidiary of
                                      TXU Energy

TXU Gas...............................TXU Gas Company, a subsidiary of TXU Corp.

TXU Mining............................TXU Mining Company LP, a subsidiary of
                                      TXU Energy

TXU Portfolio Management..............TXU Portfolio Management Company LP, a
                                      subsidiary of TXU Energy

TXU SESCO.............................TXU SESCO Company, a subsidiary of
                                      TXU Energy which serves as a REP in ten
                                      counties in the eastern and central
                                      parts of Texas

US....................................United States of America

US GAAP...............................accounting principles generally accepted in the US

US Holdings...........................TXU US Holdings Company, a subsidiary of
                                      TXU Corp.

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           TXU CORP. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                                      Three Months Ended       Nine Months Ended
                                                                                         September 30,            September 30,
                                                                                      -------------------      -------------------
                                                                                         2003        2002          2003      2002
                                                                                       --------    -------       -------    ------
                                                                                    (millions of dollars, except per share  amounts)


Operating revenues......................................................              $3,136        $2,918       $8,607      $7,876

Costs and expenses:
   Cost of energy sold and delivery fees................................               1,342         1,279        3,905       3,062
   Operating costs......................................................                 418           407        1,273       1,187
   Depreciation and amortization........................................                 223           220          655         653
   Selling, general and administrative expenses.........................                 280           320          799         975
   Franchise and revenue-based taxes....................................                 104           108          335         343
   Other income.........................................................                 (26)          (20)         (66)        (46)
   Other deductions.....................................................                  13            23           36          82
   Interest income......................................................                  (6)           (6)         (25)        (21)
   Interest expense and related charges.................................                 240           214          736         647
                                                                                       -----         -----        -----       -----
       Total costs and expenses.........................................               2,588         2,545        7,648       6,882
                                                                                       -----         -----        -----       -----

Income from continuing operations before income taxes and cumulative effect
    of changes in accounting principles.................................                 548           373          959         994

Income tax expense......................................................                 175           118          293         304
                                                                                       -----         -----        -----       -----

Income from continuing operations before cumulative effect
   of changes in accounting principles..................................                 373           255          666         690

Income (loss) on discontinued operations, net of tax effect (Note 3)....                  24           (44)         (55)        (23)

Cumulative effect of changes in accounting principles, net of tax
 benefit (Note 2).......................................................                   -             -          (58)          -
                                                                                       -----         -----        ------      -----
Net income .............................................................                 397           211          553         667

Preference stock dividends..............................................                   5             5           16          16
                                                                                       -----         -----        -----       -----

Net income available for common stock...................................               $ 392         $ 206        $ 537       $ 651
                                                                                       =====         =====        =====       =====
Average shares of common stock outstanding (millions):
   Basic................................................................                 322           282          321         272
   Diluted..............................................................                 379           282          378         272

Per share of common stock:
   Basic earnings:
     Income from continuing operations before cumulative effect of
       changes in accounting principles.................................              $ 1.14         $ .88        $2.02      $ 2.48

     Income (loss) on discontinued operations, net of tax effect........                 .08          (.15)        (.17)       (.08)

     Cumulative effect of changes in accounting principles, net of
       tax benefit......................................................                   -             -         (.18)          -
                                                                                       -----         -----        -----       -----
     Net income available for common stock..............................              $ 1.22         $ .73        $1.67      $ 2.40
                                                                                       =====         =====        =====       =====
   Diluted earnings:
     Income from continuing operations before cumulative effect of
       changes in accounting principles................................               $ 1.01         $ .88        $1.82       $2.48
     Income (loss) on discontinued operations, net of tax effect.......                  .06          (.15)        (.15)      (0.08)

     Cumulative effect of changes in accounting principles, net of
       tax benefit.....................................................                    -             -         (.15)         -
                                                                                       -----         -----        -----      -----
     Net income available for common stock.............................               $ 1.07         $ .73        $1.52      $2.40
                                                                                      ======         =====        =====      =====

   Dividends declared...............................................                    .125           .60         .375       1.80


See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                         Three Months Ended          Nine Months Ended
                                                                             September 30,              September 30,
                                                                         ------------------          ------------------
                                                                          2003         2002          2003         2002
                                                                          ----         ----          ----         ----
                                                                                  (millions  of  dollars)
Components related to continuing operations:

   Income from continuing operations before cumulative effect
     of changes in accounting principles..........................      $ 373         $ 255        $ 666        $ 690

   Other comprehensive income (loss), net of tax effects:
     Cumulative foreign currency translation adjustments..........         19           (29)         180           44

    Cash flow hedges-
      Net change in fair value of derivatives (net of tax
         benefit of $11, $42, $104 and $114)......................        (20)          (95)        (204)        (214)
      Amounts realized in earnings during the period
         (net of tax expense of $33, $10, $111 and $36)...........         64            32          217           74
                                                                        -----         -----        -----        -----

           Total..................................................         63           (92)         193          (96)
                                                                        -----         ------       -----        ------

Comprehensive income from continuing operations...................        436           163          859          594

Comprehensive income from discontinued operations:

     Income (loss) on discontinued operations, net of tax effect..         24           (44)         (55)         (23)

     Minimum pension liability adjustments (net of tax benefit
       of $3).....................................................          -             -           (6)           -

     Cumulative foreign currency translation adjustment...........          -            76            -          253

     Cash flow hedges (net of tax expense of $12 and $21).........          -            29            -           48
                                                                        -----         -----        -----        -----

           Total..................................................         24            61          (61)         278

Cumulative effect of changes in accounting principles, net of
  tax benefit.....................................................          -             -          (58)           -
                                                                        -----         -----        ------       -----

Comprehensive income........................................            $ 460         $ 224        $ 740        $ 872
                                                                        =====         =====        =====        =====

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                                -----------------
                                                                                                 2003        2002
                                                                                               (millions of dollars)

Cash flows - operating activities:
  Income from continuing operations before cumulative effect of
        changes in accounting principles..........................................                $  666     $ 690
  Adjustments to reconcile income from continuing operations before cumulative effect of changes in accounting principles to cash provided by operating activities:
     Depreciation and amortization ...............................................                   712       715
     Deferred income taxes and investment tax credits - net ......................                   118       169
     Net gain from sale of  assets................................................                   (39)      (30)
     Net unrealized gain from mark-to-market valuations of commodity contracts....                   (15)       (6)
     Net equity loss from unconsolidated affiliates and joint ventures............                    18        40
     Adjustments related to gas cost recovery.....................................                    47        67
     Reduction in regulatory liability............................................                  (125)     (112)
     Reduction in retail clawback accrual.........................................                   (19)        -
     Asset impairment charge......................................................                     -        11
  Changes in operating assets and liabilities.....................................                   674      (505)
                                                                                                  ------     -----
         Cash provided by operating activities....................................                 2,037     1,039

Cash flows - financing activities:
  Issuances of  securities:
     Long-term debt...............................................................                 2,449     2,868
     Common stock.................................................................                    27       717
  Retirements/repurchases of securities:
     Long-term debt...............................................................                (1,705)    (2,707)
     Preferred stock of subsidiary................................................                   (91)        -
  Change in notes payable:
     Commercial paper.............................................................                    11       284
     Banks........................................................................                (2,301)     (693)
  Cash dividends paid:
     Common stock.................................................................                  (120)     (481)
     Preference stock.............................................................                   (16)      (16)
  Redemption deposit applied to debt retirements..................................                   210         -
  Debt premium, discount, financing and reacquisition expenses....................                   (27)      (77)
  Other financing costs...........................................................                     -       (30)
                                                                                                  ------     -----
         Cash used in financing activities........................................                (1,563)     (135)

Cash flows - investing activities:
  Capital expenditures............................................................                  (640)     (733)
  Acquisitions of businesses......................................................                  (150)      (36)
  Proceeds from sale of assets....................................................                    19       445
  Nuclear fuel ...................................................................                   (45)      (51)
  Investment in collateral trust .................................................                  (525)        -
  Other...........................................................................                   (17)      (25)
                                                                                                  -------    -----
         Cash used in investing activities........................................                (1,358)     (400)

Effect of exchange rates on cash and cash equivalents.............................                     -        (6)

Cash used by discontinued operations..............................................                   (39)     (601)
                                                                                                  -------    ------

Net change in cash and cash equivalents...........................................                  (923)     (103)

Cash and cash equivalents - beginning balance.....................................                 1,574       216
                                                                                                  ------     -----

Cash and cash equivalents - ending balance........................................                $  651     $ 113
                                                                                                  ======     =====

See Notes to Financial Statements.

                                                 TXU CORP. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)

                                                                                September 30,   December 31,
                                                                                    2003            2002
                                                                                 ---------       -------
                                    ASSETS                                          (millions of dollars)
Current assets:
  Cash and cash equivalents...................................................    $   651         $ 1,574
  Restricted cash.............................................................          -             210
  Accounts receivable-- trade.................................................      1,332           1,696
  Income taxes receivable.....................................................         36             488
  Inventories.................................................................        546             493
  Commodity contract assets...................................................        746           1,298
  Assets of telecommunications holding company (Note 3).......................        103               -
  Other current assets........................................................        272             263
                                                                                    -----          ------
         Total current assets.................................................      3,686           6,022
Investments:
  Restricted cash.............................................................        643              96
  Other investments...........................................................        658             757
Property, plant and equipment-- net...........................................     20,464          19,642
Goodwill and other unamortized intangible assets..............................      1,737           1,588
Regulatory assets--  net......................................................      1,934           1,772
Commodity contract assets.....................................................        461             657
Cash flow hedges and other derivative assets..................................        145             150
Other noncurrent assets.......................................................        371             332
Telecommunications assets held for sale (Note 3)..............................        670               -
                                                                                  -------         -------
         Total assets.........................................................    $30,769         $31,016
                                                                                  =======         =======

                       LIABILITIES, PREFERRED INTERESTS
                           AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable:
     Commercial paper.........................................................    $    34          $   18
     Banks....................................................................          6           2,306
  Long-term debt due currently................................................        402             958
  Accounts payable-- trade....................................................        891           1,054
  Commodity contract liabilities..............................................        550           1,138
  Liabilities of telecommunications holding company (Note 3)..................        695               -
  Other current liabilities...................................................      1,094           1,209
                                                                                  -------         -------
         Total current liabilities............................................      3,672           6,683
Accumulated deferred income taxes and investment tax credits..................      4,374           4,060
Commodity contract liabilities................................................        404             520
Cash flow hedges and other derivative liabilities.............................        279             220
Other noncurrent liabilities and deferred credits.............................      2,350           2,144
Telecommunications liabilities held for sale (Note 3).........................        133              --
Long-term debt, less amounts due currently....................................     12,596          11,597
                                                                                   ------          ------
         Total liabilities....................................................     23,808          25,224
Preferred securities of subsidiaries (Note 5).................................      1,272             726
Contingencies (Note 7)
Shareholders' equity (Note 6):
  Preferred stock - not subject to mandatory redemption.......................        300             300
  Common stock without par value:  Authorized shares:  1,000,000,000
     Outstanding shares: September 30, 2003 - 323,802,730
       and December 31, 2002 - 321,974,000....................................         25           7,995
  Additional paid in capital..................................................      8,097             111
  Retained deficit............................................................     (2,480)         (2,900)
  Accumulated other comprehensive loss........................................       (253)           (440)
                                                                                  --------        --------
         Total common stock equity............................................      5,389           4,766
                                                                                  -------         -------
         Total shareholders' equity...........................................      5,689           5,066
                                                                                  -------         -------
         Total liabilities, preferred interests and shareholders' equity......    $30,769         $31,016
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

      With respect to the telecommunications business, Pinnacle, in May 2003 TXU Corp. acquired, for $150 million in cash, the interests it did not previously own from the joint venture partner under a put/call agreement, which had been executed in late February 2003, and finalized a formal plan to dispose of the telecommunications business by sale. Accordingly, effective with reporting for the second quarter of 2003, activities of Pinnacle since March 1, 2003 are reported as discontinued operations. TXU Corp. had used the equity method of accounting for its investment in Pinnacle until March 1, 2003 when the business was consolidated as a result of the execution of the put/call agreement. Accounting rules provide that businesses accounted for under the equity method should not be reported as discontinued operations; therefore, results prior to March 1, 2003 are reported in other deductions in the statement of income, consistent with prior reporting. (Also see Note 3.)

      Basis of Presentation -- The condensed consolidated financial statements of TXU Corp. have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2002 Form 10-K, except for the discontinuance of the telecommunications business and the adoption of the following new accounting rules: EITF 02-3, SFAS 143, SFAS 145 (the effects of which have been reflected in the 2002 Form 8-K filed September 23, 2003) and SFAS 150, all discussed below.

      In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2002 Form 8-K. The results of operations for an interim period may not give a true indication of results for a full year. Certain previously reported amounts have been reclassified to conform to current classifications.

      All dollar amounts in the financial statements and tables in the notes, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

      Effective April 1, 2003, the estimates of the depreciable lives of the Comanche Peak nuclear generating plant and several gas generation plants were extended to better reflect the useful lives of the assets. At the same time, depreciation rates were increased on lignite and gas generation facilities to reflect investments in emissions control equipment. The net impact of these changes was a reduction in depreciation expense of $25 million (pre-tax) and an increase in net income of $16 million ($0.04 per diluted share) in the nine-months ended September 30, 2003.

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

      As a result of guidance provided in EITF 02-3, TXU Corp. has not recognized origination gains on commercial and industrial retail contracts in 2003. For the three- and nine-month periods ended September 30, 2002, TXU Corp. recognized $2 million and $36 million in origination gains on such contracts, respectively.

      SFAS 145, regarding classification of items as extraordinary, became effective on January 1, 2003. One of the provisions of this statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." As required by the standard, the results for the nine months ended September 30, 2002 reflect a reclassification of a previously reported extraordinary loss of $18 million (after-tax) on the early extinguishment of debt to other deductions ($28 million) and income tax expense ($10 million), as the loss does not meet the criteria of an extraordinary item as defined by Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." There is no effect on net income as a result of the implementation of SFAS 145.

      This reclassification decreases basic and fully diluted income from continuing operations before extraordinary loss per share by $0.07 for the nine months ended September 30, 2002 and decreases the extraordinary loss, per share, by the same amount.

      SFAS 146 became effective on January 1, 2003. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value. The adoption of SFAS 146 did not impact results of operations for the nine months ended September 30, 2003.

      SFAS 148 was issued in December 2002. TXU Corp. adopted the disclosure requirements of SFAS 148 effective December 31, 2002. This statement provides transition alternatives when companies adopt fair value accounting for stock-based compensation. TXU Corp. accounts for stock-based compensation plans, including stock options, using the intrinsic value method. TXU Corp. does not currently issue stock options, and only 23,674 previously issued options remain outstanding at September 30, 2003. Had compensation expense for these stock-based compensation plans been determined based upon the fair value methodology prescribed under SFAS 123, TXU Corp.'s net income and per share amounts would not have been materially different from reported amounts.

      FIN 45 was issued in November 2002 and requires recording the fair value of guarantees upon issuance or modification after December 31, 2002. The interpretation also requires expanded disclosures of guarantees (see Note 7 under Guarantees). The adoption of FIN 45 did not impact results of operations for the nine months ended September 30, 2003.

      FIN 46, which was issued in January 2003, provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. On October 8, 2003, the FASB decided to defer implementation of FIN 46 until the fourth quarter of 2003. This deferral only applies to variable interest entities that existed prior to February 1, 2003. The adoption of FIN 46 did not and is not expected to impact results of operations.

      SFAS 149 was issued in April 2003 and became effective for contracts entered into or modified after June 30, 2003. SFAS 149 clarifies what contracts may be eligible for the normal purchase and sale exception, the definition of a derivative and the treatment in the statement of cash flows when a derivative contains a financing component. Also, EITF 03-11 became effective October 1, 2003 and, among other things, discussed the nature of certain power contracts. As a result of the issuance of SFAS 149 and EITF 03-11, certain commodity contract hedges are expected to be replaced with another type of hedge that is subject to effectiveness testing. The adoption of these changes did not impact results of operations for the nine months ended September 30, 2003.

      SFAS 150 was issued in May 2003 and became effective June 1, 2003 for new financial instruments and July 1, 2003 for existing financial instruments. SFAS 150 requires that mandatorily redeemable preferred securities be classified as liabilities beginning July 1, 2003. A FASB Staff Position (FSP 150-3) issued November 7, 2003 defers the applicability of SFAS 150 to the mandatorily redeemable preferred securities of subsidiary trusts. The
September 30, 2003 balance sheet reflects the classification of certain preferred securities of subsidiaries subject to mandatory redemption as liabilities (see Note 5). In accordance with SFAS 150, those securities were not reclassified on the balance sheet at December 31, 2002.

      EITF 01-8 was issued in May 2003 and is effective prospectively for arrangements that are new, modified or committed to beginning July 1, 2003. This guidance requires that certain types of arrangements be accounted for as leases, including tolling and power supply contracts, take-or-pay contracts and service contracts involving the use of specific property and equipment. The adoption of this change did not impact results of operations for the nine months ended September 30, 2003.

      Earnings Per Share -- Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the quarter. Diluted earnings per share include the effect of all potential issuances of common shares under certain debt securities and other arrangements. For the three months and nine months ended September 30, 2003, the $750 million of 9% Exchangeable Preferred Membership Interests in TXU Energy (originally issued as subordinated notes in November 2002) were dilutive and were included in the calculation of diluted earnings per share. Assuming these securities were converted to TXU Corp. common stock at the beginning of the period at the exercise price of $13.1242 per share, 57.1 million more shares would have been issued and net income would have increased by $13 million and $40 million for the three months and nine months ended September 30, 2003, respectively, representing the after-tax interest savings on the preferred membership interests.

      In July 2003, TXU Corp. issued $525 million of floating rate convertible senior notes convertible into 15.2 million shares of TXU Corp. common stock (see
Note 4). For the three months and nine months ended September 30, 2003, these notes had no effect on the calculation of earnings per share as the market price of TXU Corp. common stock was below the $41.48 per share trigger price for the quarter.

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

2.    CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

      The following summarizes the effect on results for the nine months ended
September 30, 2003 for changes in accounting principles effective January 1, 2003:

     Charge from rescission of EITF 98-10, net of tax effect of $34 million.....  $(63)
     Credit from adoption of SFAS 143, net of tax effect of $3 million..........     5
                                                                                  ----
          Total net charge............................................            $(58)
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

      The following table summarizes the impact as of January 1, 2003 of adopting SFAS 143:

     Increase in property, plant and equipment - net.................    $488
     Increase in other noncurrent liabilities and deferred credits...    (528)
     Increase in accumulated deferred income taxes...................      (3)
     Increase in regulatory assets - net.............................      48
                                                                         ----
     Cumulative effect of change in accounting principles....            $  5
                                                                         ====

      The asset retirement liability at September 30, 2003 was $569 million, comprised of a $554 million liability as a result of adoption of SFAS 143 and $27 million of accretion during the first nine months of 2003 reduced by $12 million in reclamation payments.

      With respect to nuclear decommissioning costs, TXU Corp. believes that the adoption of SFAS 143 results primarily in timing differences in the recognition of asset retirement costs that TXU Energy is currently recovering through the regulatory process.

      On a pro forma basis, assuming SFAS 143 had been adopted at the beginning of the periods, income from continuing operations for the nine months ended September 30, 2002 would have increased by $7 million after-tax and the liability for asset retirement obligations as of September 30, 2002, would have been $546 million.

3.    DISCONTINUED OPERATIONS

      Income (loss) from discontinued operations was comprised of results from the following discontinued businesses or businesses to be sold:

                                                                       Three Months Ended         Nine Months Ended
                                                                          September  30,             September  30,
                                                                       --------------------       -------------------
                                                                        2003          2002         2003          2002
                                                                        ----          ----         ----          ----

Telecommunications business.................................            $  24         $   -        $ (53)       $   -
Europe(a)...................................................                -           (29)          (2)          (8)
Mexico......................................................                -           (15)           -          (15)
                                                                        -----         ------       -----        ------
Income (loss) from discontinued operations..................            $  24         $ (44)       $ (55)       $ (23)
                                                                        =====         ======       ======       ======

(a) Includes legal, audit and administrative accruals related to TXU Europe of $2 million for the nine months ended September 30, 2003.

      Results of discontinued operations - The following summarizes the historical consolidated financial information of TXU Europe and the telecommunications business reported as discontinued operations:

                                                      Europe                       Telecommunications
                                          ----------------------------       ------------------------------
                                          Three Months     Nine Months       Three Months     Nine Months
                                               Ended        Ended                Ended          Ended
                                           September 30,  September 30,        September 30,  September 30,
                                                2002           2002                2003          2003
                                                ----           ----                ----          ----
Operating revenues..........................   $1,358        $4,052              $   49         $  117

Operating costs and expenses................    1,321         3,852                  41            110
Other (income) deductions-- net.............       (4)            6                   8              8
Interest income.............................       (5)          (15)                 (2)            (4)
Interest expense and related charges........       89           255                  19             45
                                               ------         -----              ------         ------
Income (loss) before income taxes...........      (43)          (46)                (17)           (42)
Income tax (benefit) expense................      (14)          (38)                (41)            11
                                               -------        ------             -------        ------
Income (loss) from discontinued operations..   $  (29)        $  (8)             $   24         $  (53)
                                               ======         =====               ======        =======

       The income tax benefit of $41 million reported in the results of the telecommunications business for the three months ended September 30, 2003 reflects a $37 million benefit from a change in the estimated tax basis of the business.

      TXU Corp. intends to sell its 60% interest in a gas distribution business in Mexico and recorded a charge of $15 million (after taxes of $8 million) in the third quarter of 2002 to write-down its investment in the business.

      Balance sheet - The following details the telecommunications assets and liabilities held for sale as of September 30, 2003:

   Current assets.........................................           $   56
   Investments............................................               36
   Plant, property, and equipment.........................              233
   Goodwill...............................................              317
   Accumulated deferred income tax asset..................               23
   Other noncurrent assets................................                5
                                                                     ------
          Telecommunications assets held for sale.........           $  670
                                                                     ======

   Current liabilities....................................           $   83
   Noncurrent liabilities.................................               50
                                                                     ------
           Telecommunications liabilities held for sale...           $  133
                                                                     ======

      The following details the assets and liabilities of the telecommunications holding company as of September 30, 2003:

   Investments (a)......................................             $   91
   Other assets.........................................                 12
                                                                     ------
       Assets of telecommunications holding company.....             $  103
                                                                     ======

   Notes payable and other debt (a).....................             $  687
   Other liabilities....................................                  8
                                                                     ------
         Liabilities of telecommunications holding company           $  695
                                                                     ======

(a) Investments represents Pinnacle Overfund Trust, a trust established to fund interest payments on notes payable of the holding company. The notes payable outstanding totaled $810 million at December 31, 2002 and $670 million at September 30, 2003. The trust's assets consist of TXU Corp. debt (reported in long-term debt due currently). Upon sale of the business, expected to occur in the first quarter of 2004, the remaining notes outstanding will be repaid and the remaining TXU Corp. debt and the trust will be canceled. During the nine months ended September 30, 2003, TXU Corp. repurchased $140 million of the notes payable and made scheduled payments of $86 million on the debt held by the Overfund Trust. In November 2003, TXU Corp. repurchased $110 million of the notes payable.

4.    FINANCING ARRANGEMENTS

      Credit Facilities -- At September 30, 2003, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of approximately $6 million and commercial paper of $34 million (all in Australia). At December 31, 2002, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of approximately $2.3 billion (predominantly all in the US) at a weighted average interest rate of 2.6% and commercial paper of $18 million (all in Australia).

      At September 30, 2003, TXU Corp. and its subsidiaries had credit facilities (some of which provide for long-term borrowings) as follows:

                                                                                          At September 30, 2003
                                                                            --------------------------------------------------
                                                         Authorized          Facility    Letters of     Cash
Facility                               Expiration Date   Borrowers             Limit       Credit    Borrowings   Availability
--------                               ---------------   ---------             -----       ------    ----------   ------------
                                                                                                                       (b)
Five-Year Revolving Credit Facility    February 2005     US Holdings          $ 1,400      $  266      $   --       $1,134
Revolving Credit Facility              February 2005     TXU Energy, Oncor        450           4          --          446
Three-Year Revolving Credit Facility   May 2005          US Holdings (a)          400          --          --          400
Five-Year Revolving Credit Facility    August 2008       TXU Corp.                500          --          --          500
                                                                              -------      ------      ------       ------
      Total US                                                                $ 2,750      $  270      $   --       $2,480
                                                                              =======      ======      ======       ======

Senior Facility (b)                    October 2004      TXU Australia        $ 1,185      $   --      $  931       $  237
Working Capital Facility               October 2003      TXU Australia             67          --           6           61
Standby Facility (b)                   December 2003     TXU Australia             17          --          --           --
                                                                              -------      ------      ------       ------
      Total Australia                                                         $ 1,269      $   --      $  937       $  298
                                                                              =======      ======      ======       ======

(a) previously TXU Corp.
(b) Commercial paper borrowings totaling $34 million at September 30, 2003 were supported by the Standby Facility ($17 million) and the Senior Facility ($17 million).

      Through April 2003, TXU Corp. and its US subsidiaries repaid $2.3 billion in cash borrowings outstanding as of December 31, 2002 under available credit facilities.

      In August 2003, TXU Corp. entered into a $500 million 5-year revolving credit facility with LOC 2003 Trust, a special purpose, wholly-owned subsidiary of TXU Corp. (LOC Trust). LOC Trust, in turn, entered into a $500 million 5-year secured credit facility with a group of lenders. TXU Corp. capitalized LOC Trust with approximately $525 million of cash, which the lenders have invested in permitted investments as directed by LOC Trust. LOC Trust's assets, including the investments, constitute collateral for the benefit of the lenders to secure issuances of letters of credit or loans, and are owned by LOC Trust. During the term of the facility, LOC Trust is required to maintain collateral in an amount equal to 105% of the commitments under the secured facility. TXU Corp. may request up to $500 million of letters of credit or up to $250 million of loans from LOC Trust, subject in the aggregate to its $500 million commitment, for the benefit of TXU Corp. and its subsidiaries, which may be provided through issuances of letters of credit or loans by the lenders. LOC Trust's assets are not available to satisfy claims of creditors of TXU Corp. or its subsidiaries. However, LOC Trust may terminate all or a portion of the secured facility at any time and request the release of any collateral not required to secure outstanding letters of credit or loans, if any, from the lenders. LOC Trust is included in the consolidated financial statements of TXU Corp. solely to comply with GAAP.

      In April 2003, the $450 million revolving credit facility was established for TXU Energy and Oncor. This facility will be used for working capital and other general corporate purposes, including letters of credit, and replaced a $1 billion 364-day revolving credit facility that expired in April 2003. Up to $450 million of letters of credit may be issued under the facility.

      Since December 31, 2002, TXU Corp. elected to cancel $250 million in other US credit facility capacity in response to changing liquidity needs.

      The US Holdings, TXU Energy and Oncor facilities provide back-up for any future issuance of commercial paper by TXU Energy and Oncor. At September 30, 2003, there was no such outstanding commercial paper.

      The $1.4 billion facility provides for up to $1.0 billion in letters of credit.

      Long-Term Debt -- At September 30, 2003 and December 31, 2002, the long-term debt of TXU Corp. and its consolidated subsidiaries consisted of the following:

                                                                                          September 30,  December 31,
                                                                                              2003          2002
                                                                                          -------------  -----------
  TXU Energy
  ----------
  Pollution Control Revenue Bonds:
    Brazos River Authority:
    Floating Taxable Series 1993 due June 1, 2023.......................................    $    --      $    44
    3.000% Fixed Series 1994A due May 1, 2029, remarketing date May 1, 2005(a)..........         39           39
    5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a)..........         39           39
    5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a)........         50           50
    5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a).......        118          118
    7.700% Fixed Series 1999A due April 1, 2033.........................................        111          111
    6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013(a)..         16           16
    7.700% Fixed Series 1999C due March 1, 2032.........................................         50           50
    4.950% Fixed Series 2001A due October 1, 2030, remarketing date April 1, 2004(a)....        121          121
    4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a).....         19           19
    5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a).....        274          274
    4.250% Fixed Series 2001D due May 1, 2033, remarketing date November 1, 2003(a).....        271          271
    Floating Taxable Series 2001F due December 31, 2036.................................         --           39
    1.170% Floating Taxable Series 2001G due December 1, 2036(b)........................         72           72
    1.120% Floating Taxable Series 2001H due December 1, 2036(b)........................         31           31
    1.120% Floating Taxable Series 2001I due December 1, 2036(b)........................         63           63
    1.150% Floating Series 2002A due May 1, 2037(b).....................................         61           61
    6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)......         44           --
    6.300% Fixed Series 2003B due July 1, 2032..........................................         39           --

    Sabine River Authority of Texas:
    6.450% Fixed Series 2000A due June 1, 2021..........................................         51           51
    5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a).....         91           91
    5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a).....        107          107
    4.000% Fixed Series 2001C due May 1, 2028, remarketing date November 1, 2003(a).....         70           70
    Floating Taxable Series 2001D due December 31, 2036.................................         --           12
    1.120% Floating Taxable Series 2001E due December 31, 2036(b).......................         45           45
    5.800% Fixed Series 2003A due July 1, 2022..........................................         12           --

    Trinity River Authority of Texas:
    6.250% Fixed Series 2000A due May 1, 2028...........................................         14           14
    5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a).....         37           37

    Other:
    7.000% Fixed Senior Notes - TXU Mining due May 1, 2003..............................         --           72
    6.875% Fixed Senior Notes - TXU Mining due August 1, 2005...........................         30           30
    9.000% Fixed Exchangeable Subordinated Notes due November 22, 2012..................         --          750
    6.125% Fixed Senior Notes due March 15, 2008........................................        250           --
    7.000% Fixed Senior Notes due March 15, 2013........................................      1,000           --
    Capital lease obligations...........................................................         12           10
    Other...............................................................................          7            8
    Unamortized premium and discount and fair value adjustments.........................         17         (110)
                                                                                             ------        -----
        Total TXU Energy ...............................................................      3,161        2,605


                                                                                         September 30,  December 31,
                                                                                             2003          2002
                                                                                             ----          ----
Oncor
-----
    9.530% Fixed Medium Term Secured Notes due January 30, 2003......................            --            4
    9.700% Fixed Medium Term Secured Notes due February 28, 2003.....................            --           11
    6.750% Fixed First Mortgage Bonds due March 1, 2003..............................            --          133
    6.750% Fixed First Mortgage Bonds due April 1, 2003..............................            --           70
    8.250% Fixed First Mortgage Bonds due April 1, 2004..............................           100          100
    6.250% Fixed First Mortgage Bonds due October 1, 2004............................           121          121
    6.750% Fixed First Mortgage Bonds due July 1, 2005...............................            92           92
    7.875% Fixed First Mortgage Bonds due March 1, 2023..............................            --          224
    8.750% Fixed First Mortgage Bonds due November 1, 2023...........................            --          103
    7.875% Fixed First Mortgage Bonds due April 1, 2024..............................            --          133
    7.625% Fixed First Mortgage Bonds due July 1, 2025...............................           215          215
    7.375% Fixed First Mortgage Bonds due October 1, 2025............................           178          178
    6.375% Fixed Senior Secured Notes due May 1, 2012................................           700          700
    7.000% Fixed Senior Secured Notes due May 1, 2032................................           500          500
    6.375% Fixed Senior Secured Notes due January 15, 2015...........................           500          500
    7.250% Fixed Senior Secured Notes due January 15, 2033...........................           350          350
    5.000% Fixed Debentures due September 1, 2007....................................           200          200
    7.000% Fixed Debentures due September 1, 2022....................................           800          800
    2.260% Fixed Series 2003 Transition Bonds due in bi-annual installments through
      February 15, 2007..............................................................           103           --
    4.030% Fixed Series 2003 Transition Bonds due in bi-annual installments through
      February 15, 2010..............................................................           122           --
    4.950% Fixed Series 2003 Transition Bonds due in bi-annual installments through
      February 15, 2013..............................................................           130           --
    5.420% Fixed Series 2003 Transition Bonds due in bi-annual installments through
      August 15, 2015................................................................           145           --
    Unamortized premium and discount.................................................           (31)         (35)
                                                                                            -------      -------
        Total Oncor..................................................................         4,225        4,399

US Holdings
-----------
    7.170% Fixed Senior Debentures due August 1, 2007................................            10           10
    9.556% Fixed Notes due in bi-annual installments through December 4, 2019........            72           73
    8.254% Fixed Notes due in quarterly installments through December 31, 2021.......            67           68
    1.910% Floating Rate Junior Subordinated Debentures, Series D due January 30,
    2037(c)..........................................................................             1            1
    8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037.......             8            8
                                                                                            -------      -------
        Total US Holdings ...........................................................           158          160

TXU Gas
-------
    6.250% Fixed Notes due January 1, 2003...........................................            --          125
    6.375% Fixed Notes due February 1, 2004..........................................           150          150
    7.125% Fixed Notes due June 15, 2005.............................................           150          150
    6.564% Fixed Remarketed Reset Notes due January 1, 2008 (a)......................           125          125
    Unamortized fair value adjustments...............................................             1            1
                                                                                            -------      -------
        Total TXU Gas ...............................................................           426          551

TXU Australia
-------------
    5.505% Floating Notes due October 30, 2003(d)....................................            20           17
    5.365% Floating Notes due September 21, 2007(d)..................................           186          155
    Floating Note, Tranche A Facility due October 26, 2004(d)........................            --           23
    5.685% Floating Note, Tranche A Facility due October 26, 2004(d).................            84          142
    5.820% Floating Note, Tranche B Facility due October 26, 2004(d).................           136          113
    5.650% Floating Note, Tranche B Facility due October 26, 2004(d).................            41           34
    5.830% Floating Note, Tranche B Facility due October 26, 2004(d).................            75           62
    5.835% Floating Note, Tranche B Facility due October 26, 2004(d).................            88           73
    6.030% Floating Note, Tranche C Facility due October 26, 2004(d).................           373          311
    6.030% Floating Note, Tranche C Facility due October 26, 2004(d).................           135          113
    7.000% Fixed Medium Term Notes due September 22, 2005............................           135          113
    6.700% Fixed Senior Notes due December 1, 2006(d)(f).............................           243          203
    5.433% Fixed Senior Notes due December 1, 2016(f)................................            84           70
    Unamortized premium and discount and fair value adjustments......................            41           99
                                                                                            -------      -------
        Total TXU Australia..........................................................         1,641        1,528



                                                                                         September 30,  December 31,
                                                                                              2003         2002
                                                                                              ----         ----
Corporate and Other
-------------------
    6.375% Fixed Senior Notes Series B due October 1, 2004...........................           175          175
    6.375% Fixed Senior Notes Series C due January 1, 2008...........................           200          200
    Fixed Senior Notes Series D due August 16, 2003..................................            --          323
    4.050% Fixed Senior Notes Series E due August 16, 2004...........................             2            2
    6.375% Fixed Senior Notes Series J due June 15, 2006.............................           800          800
    4.750% Fixed Senior Notes Series K due November 16, 2006 remarketing date
       August 16, 2004(e)............................................................           500          500
    5.450% Fixed Senior Notes Series L due November 16, 2007 remarketing date
       August 16, 2005(e)............................................................           500          500
    5.800% Fixed Senior Notes Series M due May 16, 2008 remarketing date
       February 16, 2006(e)..........................................................           440          440
    6.000% Fixed Telecom Overfund Trust Debt due bi-annually through August 15, 2004
       (see Note 3)..................................................................            91          178
    9.000% Floating Notes due monthly through October 31, 2007(c)....................             3            4
    8.820% Building Financing due bi-annually through February 11, 2022..............           130          140
    2.606% Floating Convertible Senior Notes due July 15, 2033.......................           525           --
    Unamortized premium and discount and fair value adjustments......................            21           50
                                                                                            -------      -------
        Total Corporate and Other...................................................          3,387        3,312
                                                                                            -------      -------
    Total TXU Corp. consolidated.....................................................        12,998       12,555

    Less amount due currently........................................................           402          958
                                                                                            -------      -------
    Total long-term debt.............................................................       $12,596      $11,597
                                                                                            =======      =======

   (a) These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
   (b) Interest rates in effect at September 30, 2003. These series are in a flexible or weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit. Series in the flexible mode will be remarketed for periods of less than 270 days.
   (c) Interest rates in effect at September 30, 2003.
   (d) Interest rates fixed by swaps.
   (e) Equity-linked.
   (f) US Dollar denominated debt. Interest rates swapped to floating through a cross-currency fair value hedge in Australia.

         In November 2003, the Brazos River Authority Series 2001D pollution control revenue bonds (aggregate principal amount of $271 million) were remarketed and converted from a multiannual mode to a weekly rate mode, and the Sabine River Authority Series 2001C pollution control revenue bonds (aggregate principal amount of $70 million) were purchased upon mandatory tender. TXU Corp. intends to remarket these bonds in the first quarter of 2004.

      In October 2003, the Brazos River Authority issued $72 million aggregate principal amount of Series 2003C pollution control revenue bonds and $31 million aggregate principal amount of Series 2003D pollution control revenue bonds for TXU Energy. The Series 2003C bonds will bear interest at an annual rate of 6.75% until maturity in 2038. The Series 2003D bonds will bear interest at an annual rate of 5.40% until their mandatory tender date in 2014, at which time they will be remarketed. Proceeds from the issuance of the Series 2003C and Series 2003D bonds were used to refund the $72 million aggregate principal amount of Brazos River Authority Taxable Series 2001G and the $31 million aggregate principal amount of Series 2001H variable rate pollution control revenue bonds, both due December 1, 2036. The Sabine River Authority also issued $45 million aggregate principal amount of Series 2003B pollution control revenue bonds for TXU Energy. The Series 2003B bonds will bear interest at an annual rate of 6.15% until maturity in 2022, however they become callable in 2013. Proceeds from the issuance of the Series 2003B bonds were used to refund the $45 million aggregate principal amount of Sabine River Authority Taxable Series 2001E variable rate pollution control revenue bonds due December 1, 2036.

      In August 2003, Oncor's wholly-owned, special purpose bankruptcy-remote subsidiary, Oncor Electric Delivery Transition Bond Company LLC, issued $500 million aggregate principal amount of transition (securitization) bonds in accordance with the Settlement and a financing order. The bonds were issued in four classes that require bi-annual interest and principal installment payments beginning in 2004 through specified dates in 2007 through 2015. The transition bonds bear interest at fixed annual rates ranging from 2.26% to 5.42%. Oncor used the proceeds to retire the $224 million aggregate principal amount of the 7 7/8% First Mortgage Bonds due March 1, 2023 and $133 million principal amount of the 7 7/8% First Mortgage Bonds due April 1, 2024, as well as to repurchase outstanding common shares from its parent, US Holdings, in the amount of $125 million. The Settlement and a financing order provide for a second issuance of $800 million expected to be completed in the first quarter of 2004.

      In August 2003, TXU Corp. redeemed the full $323 million principal amount of its 5.52% Series D Senior Notes, at the maturity date, for par value.

      In July 2003, TXU Corp. issued $525 million of floating rate convertible senior notes due 2033 in a private placement with registration rights. The notes bear regular interest at an annual floating rate equal to 3-month LIBOR, determined quarterly, plus 150 basis points, and are payable in arrears quarterly commencing October 15, 2003. The initial interest rate is 2.60563%. The notes will bear additional contingent interest during periods after July 15, 2008 if the average trading price of the notes for a specified period exceeds 120% of the principal amount of the notes. The notes will have an initial conversion rate of 28.9289 shares of TXU Corp. common stock per $1,000 principal amount of notes, which equates to an initial conversion price of $34.5675 per share. The conversion rate is subject to adjustments in certain circumstances, including a change in the amount of quarterly cash dividends per share on TXU Corp. common stock from the current rate of $0.125 per share. The notes will be convertible at the conversion rate, as adjusted, until maturity if (1) during any fiscal quarter the market price of TXU Corp. common stock is above $41.481 per share for a specified period; (2) TXU Corp. calls the notes for redemption;
(3) the trading price of the notes falls below 95% of the conversion value of the notes for a specified period; or (4) certain specified corporate transactions occur. Should the holders elect to convert the notes, TXU Corp. has the option to settle the conversion in cash, common stock or a combination of both. The notes will be redeemable by TXU Corp. at par, plus accrued and unpaid interest and contingent interest, if any, beginning July 15, 2008. The holders will be entitled to require TXU Corp. to purchase the notes at par, plus accrued and unpaid interest and contingent interest, if any, on July 15, 2008, July 15, 2013, July 15, 2018, July 15, 2023 and July 15, 2028. Other than on July 15,
2008, upon a holder's election to require a repurchase, TXU Corp. may elect to pay the purchase price in cash, common stock, or a combination of both. With certain exceptions, the holders will be entitled to require TXU Corp. to repurchase the notes if a person or group acquires more than 50% of TXU Corp.'s common equity or if there is a merger, sale of assets or other transaction that results in TXU Corp.'s common stockholders owning less than 50% of the surviving entity.

      In July 2003, TXU Energy exercised its right to exchange its $750 million 9% Exchangeable Subordinated Notes due November 22, 2012 for exchangeable preferred membership interests with identical economic and other terms. (See
Note 5.)

      In July 2003, the Brazos River Authority issued $39 million aggregate principal amount of Series 2003B pollution control revenue bonds for TXU Energy. The bonds will bear interest at an annual rate of 6.30% until maturity in 2032. Proceeds from the issuance of the bonds were used to refund the $39 million aggregate principal amount of Brazos River Authority Taxable Series 2001F variable rate pollution control revenue bonds due December 31, 2036. The Sabine River Authority also issued $12 million aggregate principal amount of Series 2003A pollution control revenue bonds for TXU Energy. The bonds will bear interest at an annual rate of 5.80% until maturity in 2022. Proceeds from the issuance of these bonds were used to refund the $12 million aggregate principal amount of Sabine River Authority Taxable Series 2001D pollution control revenue bonds due December 31, 2036.

      In May 2003, the Brazos River Authority Series 1994A and the Trinity River Authority Series 2000A pollution control revenue bonds (aggregate principal amount of $53 million) were purchased upon mandatory tender. In July 2003, the bonds were remarketed and converted from a floating rate mode to a multiannual mode at an annual rate of 3.00% and 6.25%, respectively. The rate on the 1994A bonds will remain in effect until their mandatory remarketing date of May 1, 2005. The rate on the 2000A bonds will remain in effect until their maturity in 2028.

      In May 2003, $72 million principal amount of the 7% TXU Mining fixed rate senior notes were repaid at maturity.

      In April 2003, Oncor repaid the $70 million principal amount of its First Mortgage Bonds, 6.75% Series, at the maturity date for par value plus accrued interest. A restricted cash deposit of $72 million was utilized to fund the maturity.

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

      In March 2003, the Brazos River Authority issued $44 million aggregate principal amount of pollution control revenue bonds for TXU Energy. The bonds will bear interest at an annual rate of 6.75% until the mandatory tender date of April 1, 2013. On April 1, 2013, the bonds will be remarketed. Proceeds from the issuance of the bonds were used to repay the $44 million principal amount of Brazos River Authority Series 1993 pollution control revenue bonds due June 1, 2023.

      In March 2003, Oncor repaid the $133 million principal amount of its First Mortgage Bonds, 6.75% Series, at the maturity date for par value plus accrued interest. A restricted cash deposit of $138 million was utilized to fund the maturity.

      In March 2003, Oncor redeemed all ($103 million principal amount) of its First Mortgage and Collateral Trust Bonds, 8.75% Series due November 1, 2023, at 104.01% of the principal amount thereof, plus accrued interest to the redemption date.

      In March 2003, TXU Energy issued $1.25 billion aggregate principal amount of senior unsecured notes in two series in a private placement with registration rights. One series in the amount of $250 million is due March 15, 2008, and bears interest at the annual rate of 6.125%, and the other series in the amount of $1 billion is due March 15, 2013, and bears interest at the annual rate of 7%. Net proceeds from the issuance were used for general corporate purposes, including the repayment of borrowings under TXU Corp.'s credit facilities. In August 2003, TXU Energy entered into interest rate swap transactions through 2013, which are being accounted for as fair value hedges, to effectively convert $500 million of the notes to floating interest rates.

      In January 2003, TXU Gas redeemed, at par value, $125 million principal amount of its 6.25% Notes at maturity.

      Australia -- At September 30, 2003, TXU Australia had A$505 million ($342 million) in medium-term notes outstanding, of which interest and principal payments associated with A$475 million ($322 million) were guaranteed under an insurance policy. The medium-term notes have three tranches consisting of fixed and variable rates of which A$30 million ($20 million) is due October 2003 and the remainder is due between September 2005 and September 2007.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. In September 2003, the maximum amount of undivided interests that could be sold by TXU Receivables Company was increased by $100 million to $700 million. In November 2003, this amount decreased to $600 million.

      All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid that was funded by the sale of the undivided interests.

      The discount from face amount on the purchase of receivables funds a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of TXU Corp., as well as program fees paid by TXU Receivables Company to the financial institutions. The servicing fee, which totaled $7 million and $6 million for the nine month periods ended September 30, 2003 and 2002, respectively, compensates TXU Business Services Company for its services as collection agent, including maintaining the detailed accounts receivable collection records. The program fees paid to financial institutions, which consist primarily of interest costs on the underlying financing, were $8 million and $11 million for the nine-month periods ending September 30, 2003 and 2002, respectively, and approximated 2.4% of the average funding under the program on an annualized basis in each period; these fees represent the net incremental costs of the program to the originators and are reported in SG&A expenses.

      The September 30, 2003 balance sheet reflects funding under the program of $700 million, through sale of undivided interests in receivables by TXU Receivables Company, related to $1.5 billion face amount of trade accounts receivable of TXU Energy, TXU Gas and Oncor. Funding under the program increased $229 million for the nine month period ended September 30, 2003, primarily due to the program capacity increase of $100 million and the effect of improved collection trends. Funding under the program for the nine month period ended September 30, 2002 increased $100 million. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows.

      Upon termination of the program, cash flows to TXU Corp. would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests sold instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days.

      In June 2003, the program was amended to provide temporarily higher delinquency and default compliance ratios and temporary relief from the loss reserve formula, which allowed for increased funding under the program. The June amendment reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition. In August 2003, the program was amended to extend the term to July 2004, as well as to extend the period providing temporarily higher delinquency and default compliance ratios through December 31, 2003.

      Contingencies Related to Sale of Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

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

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customers' switching and billing data. The billing delays have been resolved but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new POLR rules by the Commission and strengthened credit and collection policies and practices have brought the ratios into consistent compliance with the program.

      Under terms of the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios (or supply a parent guarantor that meets the ratio requirements). The failure by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate. Prior to the August 2003 amendment extending the program, originator eligibility was predicated on the maintenance of an investment grade credit rating.

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of TXU Corp. contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. TXU Energy's preferred membership interests (formerly subordinated notes) also limit its incurrence of additional indebtedness unless a leverage ratio and interest coverage test are met on a pro forma basis. As of September 30, 2003, TXU Corp. and its subsidiaries were in compliance with all such applicable covenants.

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

      Cross Default Provisions
      ------------------------

      Certain financing arrangements of TXU Corp. contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross default under the $1.4 billion US Holdings five-year revolving credit facility, the $400 million US Holdings credit facility, the $68 million US Holdings letter of credit reimbursement (which is no longer outstanding as of October 1, 2003) and credit facility agreement and $30 million of TXU Mining senior notes (which have a $1 million threshold).

      A default by TXU Energy or Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default for such party under the TXU Energy/Oncor $450 million revolving credit facility. Under this credit facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy, but not as to Oncor. Also, under this credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facility as to Oncor, but not as to TXU Energy.

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

      TXU Corp.'s 6% Notes due 2003 to 2004, which are held by the Pinnacle Overfund Trust, and Pinnacle's 8.83% Senior Secured Notes due 2004, reported in liabilities of the telecommunications holding company (see Note 3), contain cross default provisions relating to a failure to pay principal or interest on indebtedness of TXU Corp. or TXU Communications Ventures Company (in the case of the 8.83% Senior Secured Notes due 2004) in a principal amount of $50 million or above.

      TXU Energy has entered into certain mining and equipment leasing arrangements aggregating $122 million that would terminate upon the default of any other obligations of TXU Energy owed to the lessor. In the event of a default by TXU Mining, a subsidiary of TXU Energy, on indebtedness in excess of $1 million, a cross default would result under the $31 million TXU Mining leveraged lease and the lease would terminate.

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

5.    PREFERRED INTERESTS OF SUBSIDIARIES

      Subsidiary preferred securities outstanding were as follows:


                                                                   September 30,  December 31,
                                                                       2003            2002
                                                                     -------         ------
Classified as a liability: (a)
     Preferred stock of US Holdings...........................       $    7          $    -
                                                                     ======          ======

Classified as preferred interests:
     Exchangeable preferred membership interests of TXU Energy, net of
          $106 unamortized discount...........................       $  644          $    -
     Preferred securities of subsidiary trusts................          515             515
     Preferred stock of TXU Gas...............................           75              75
     Preferred stock of US Holdings...........................           38             136
                                                                     ------          ------
     Total....................................................       $1,272          $  726
                                                                     ======          ======

(a) Reported in other current liabilities.


      See Note 1 for a discussion of the change in balance sheet classification of these securities as a result of the adoption of SFAS 150.

      Mandatorily Redeemable, Preferred Securities of Subsidiary Trusts, Each Holding Solely Junior Subordinated Debentures of TXU Corp. or TXU Gas (Trust Securities) -- Statutory business trusts have been established as wholly-owned financing subsidiaries of TXU Corp. and TXU Gas. The trusts have issued preferred interests in the form of Trust Securities, and the assets of the trusts consist solely of Junior Subordinated Debentures of TXU Corp. or TXU Gas, as presented below:

                                             Trust Securities                                             Maturity
                            ----------------------------------------------------    Trust Assets          --------
                                  Units (000's)                 Amount                   Amount
                            ------------------------   -------------------------  --------------------
                            September   December 31,   September    December 31,  September   December
                               30,           30,          30,            31,         30,        31,
                              2003         2002          2003          2002         2003       2002
                              ----         ----          ----          ----         ----       ----
TXU Corp.
---------
TXU Corp. Capital I
   (7.25% Series)........    9,200         9,200        $ 223         $ 223         $237        $237        2029
TXU Corp. Capital II
   (8.70% Series)........    6,000         6,000          145           145          155         155        2034
                            ------        ------        -----         -----         ----        ----
   Total TXU Corp........   15,200        15,200          368           368          392         392
                            ------        ------        -----         -----         ----        ----

TXU Gas
-------
TXU Gas Capital I
   (Floating Rate Trust
    Securities)(a).......      150           150          147           147          155         155        2028
                            ------        ------        -----         -----         ----        ----

   Total.................   15,350        15,350        $ 515         $ 515         $547        $547
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

      Exchangeable Preferred Membership Interests of TXU Energy - In July 2003, TXU Energy exercised its right to exchange its $750 million 9% Exchangeable Subordinated Notes due November 22, 2012 for exchangeable preferred membership interests with identical economic and other terms. These securities are convertible into TXU Corp. common stock at an exercise price of $13.1242 per share. The market price of TXU Corp. common stock on September 30, 2003 was $23.56. Any exchange of these securities into common stock would result in a proportionate write-off of the related unamortized discount as a charge to earnings. If all the securities had been exchanged into common stock on September 30, 2003, the pre-tax charge would have been $106 million. These securities are considered not to be mandatorily redeemable under SFAS 150 because of the exchangeability provision.

      Preferred Stock of US Holdings - In July 2003, US Holdings redeemed all of the shares of its $7.98 series, $7.50 series and $7.22 series of preferred stock not subject to mandatory redemption and the shares of its $6.98 series of preferred stock subject to mandatory redemption for an aggregate principal amount of $91 million. In September 2003, US Holdings called all of its $6.375 mandatorily redeemable preferred stock for redemption, and on October 1, 2003 all of these shares were redeemed for an aggregate principal amount of $7 million.

6.    SHAREHOLDERS' EQUITY

      Under Texas law, TXU Corp. may only declare dividends out of surplus, which is statutorily defined as total shareholders' equity less the book value of common stock and preferred stock (stated capital). The write-off in 2002 of TXU Corp.'s investment in TXU Europe resulted in negative surplus as of December 31, 2002. Texas law permits, subject to the receipt of shareholder approval, the reclassification of stated capital into surplus. TXU Corp. received such shareholder approval of this reclassification in a special meeting of shareholders held February 14, 2003. Accordingly, approximately $8.0 billion was reclassified from stated capital to additional paid-in capital, resulting in surplus of $5.4 billion at September 30, 2003.

      Additional paid-in capital includes $111 million related to the discount at issuance on the 9% Exchangeable Subordinated Notes of TXU Energy at September 30, 2003 and December 31, 2002, respectively. These notes were exchanged into preferred membership interests of TXU Energy in July 2003 (see Note 4) and continue to be exchangeable into TXU Corp. common stock.

      The Board of Directors of TXU Corp., at its February 2003 meeting, declared a quarterly dividend of $0.125 a share, payable April 1, 2003, to shareholders of record on March 7, 2003. At its May 2003 meeting, the Board of Directors of TXU Corp. declared a quarterly dividend of $0.125 a share, payable on July 1, 2003, to shareholders of record on June 6, 2003. At its August 2003 meeting, the Board of Directors of TXU Corp. declared a quarterly dividend of $0.125 a share, payable on October 1, 2003, to shareholders of record on September 5, 2003. Future dividends may vary depending upon TXU Corp.'s profit levels, operating cash flows and capital requirements as well as financial and other business conditions existing at the time.

      Certain debt instruments and preferred securities of TXU Corp. contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. An Oncor mortgage restricts the payment of dividends to the amount of Oncor's retained earnings. At September 30, 2003, TXU Corp. was in compliance with these provisions.

7.    CONTINGENCIES

      Guarantees -- TXU Corp. has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Project development guarantees -- In 1990, TXU Corp. repurchased an electric co-op's minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op's indebtedness to the US government for the facilities. TXU Corp. is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. TXU Corp. guaranteed the co-op's payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op's rights under the agreement, and such payments would then be owed directly by TXU Corp. At September 30, 2003, the balance of the indebtedness was $139 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

      Residual value guarantees in operating leases -- TXU Corp. is the lessee under various operating leases, entered into prior to January 1, that obligate it to guarantee the residual values of the leased facilities. At September 30, 2003, the aggregate maximum amount of residual values guaranteed was approximately $294 million with an estimated residual recovery of approximately $214 million. The average life of the lease portfolio is approximately seven years.

      Shared saving guarantees -- TXU Corp. has guaranteed that certain customers will realize specified annual savings resulting from energy management services it has provided. In aggregate, the average annual savings have exceeded the annual savings guaranteed. The maximum potential annual payout is approximately $8 million and the maximum total potential payout is approximately $56 million. During the three months ended September 30, 2003, no shared savings contracts were executed. The average remaining life of the portfolio is approximately nine years.

      Letters of credit -- TXU Corp. has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $294 million of letters of credit were outstanding at September 30, 2003 to support existing floating rate pollution control revenue bond debt of approximately $271 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2003 and 2004; however, TXU Corp. intends to provide from either existing or new facilities for the extension, renewal or substitution of these letters of credit to the extent required for such floating rate debt or their remarketing as fixed rate debt.

      TXU Corp. has outstanding letters of credit in the amount of $32 million to support portfolio management margin requirements in the normal course of business. As of September 30, 2003, approximately 81% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the second year.

      TXU Corp. has an outstanding letter of credit in the amount of $24 million as support for a subordinated loan to a joint venture related to a pipeline construction project in Australia. The obligation expires on January 31, 2005.

      TXU Australia has outstanding letters of credit in the amount of approximately $101 million, of which $89 million is to allow for participation in the electricity and gas spot markets, $12 million is to provide credit support for the shipping of gas and $1 million is for miscellaneous credit support requirements. Although the average life of these guarantees is for approximately one year, the obligation to provide guarantees is ongoing based on TXU Australia's continued participation in the electricity and gas spot markets and its ability to ship gas on the SEA Gas pipeline.

      Surety bonds -- TXU Corp. has outstanding surety bonds of approximately $59 million to support performance under various subsidiary construction contracts in the normal course of business. The term of the surety bond obligations is approximately two years.

      Other -- TXU Corp. has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $13 million at September 30, 2003, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5.50% to 7%. TXU Corp. is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TXU Corp. In addition, TXU Corp. is obligated to pay certain variable costs of operating and maintaining the reservoirs. TXU Corp. has assigned to a municipality all its contract rights and obligations in connection with $19 million remaining principal amount of bonds at September 30, 2003, issued for similar purposes, which had previously been guaranteed by TXU Corp. TXU Corp. is, however, contingently liable in the event of default by the municipality.

      In 1992, a discontinued engineering and construction business of TXU Gas completed construction of a plant, the performance of which is warranted by TXU Gas through 2008. The maximum contingent liability under the guarantee is approximately $95 million. No claims have been asserted under the guarantee and none are anticipated.

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

      Legal Proceedings -- On October 9, 2003, a lawsuit was filed in the Supreme Court of the State of New York, County of New York, against TXU Corp., by purported beneficial owners of approximately 39% of certain TXU Corp. equity-linked securities issued in October 2001. The common stock purchase contract that is a part of these securities requires the holders to purchase TXU Corp. common stock on specified dates in 2004 and 2005. The plaintiffs seek a declaratory judgment that (a) a termination event has occurred under the common stock purchase contract as a result of the administration of TXU Europe and, therefore, that plaintiffs are not required to purchase TXU Corp. common stock pursuant to the contract and (b) an event of default has occurred under the indenture for the senior notes that constitute a part of these equity-linked securities. Plaintiffs also seek an injunction requiring TXU Corp. to give notice that a termination event under the common stock purchase contract has occurred. TXU Corp. disputes plaintiffs' allegations and believes that plaintiffs' interpretation of the common stock purchase contract and indenture is inconsistent with the clear language of these agreements and is contrary to applicable law. Therefore, TXU Corp. believes the claims are completely without merit and intends to vigorously defend the lawsuit. Discovery has commenced, and on October 31, 2003, plaintiffs served their first demand for production of documents. TXU Corp. has not yet responded to the complaint and is unable to estimate any possible loss or predict the outcome of this action.

      On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. On August 6, 2003, the complaint was amended to omit one of the other defendants. On September 12, 2003, the TXU defendants filed a motion to dismiss the lawsuit, which is set for hearing on January 23, 2004. TXU Corp. believes that it has not committed any violation of the antitrust laws and the Commission's investigation of the market conditions in late February 2003 has not resulted in any findings adverse to TXU Energy. Accordingly, TXU Corp. believes that TCE's claims against TXU Energy and its subsidiary companies are without merit and intends to vigorously defend the lawsuit. TXU Corp. is unable to estimate any possible loss or predict the outcome of this action.

      On April 28, 2003, a lawsuit was filed by a former employee of TXU Portfolio Management in the United States District Court for the Northern District of Texas, Dallas Division, against TXU Corp., TXU Energy and TXU Portfolio Management. Plaintiff asserts claims under Section 806 of Sarbanes-Oxley arising from plaintiff's employment termination and claims for breach of contract relating to payment of certain bonuses. Plaintiff seeks back pay, payment of bonuses and alternatively, reinstatement or future compensation, including bonuses. TXU Corp. believes the plaintiff's claims are without merit. The plaintiff was terminated as the result of a reduction in force, not as a reaction to any concerns the plaintiff had expressed, and plaintiff was not in a position with TXU Portfolio Management such that he had knowledge or information that would qualify the plaintiff to evaluate TXU Corp.'s financial statements or assess the adequacy of TXU Corp.'s financial disclosures. Thus, TXU Corp. does not believe that there is any merit to the plaintiff's claims under Sarbanes-Oxley. Accordingly, TXU Corp., TXU Energy and TXU Portfolio Management intend to vigorously defend the litigation. While TXU Corp., TXU Energy and TXU Portfolio Management dispute the plaintiff's claims, TXU Corp. is unable to predict the outcome of this litigation or the possible loss in the event of an adverse judgment.

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

      On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This lawsuit was not served on TXU Corp. until mid-July 2003. This action is brought by an individual, alleged to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. On September 15, 2003, defendants filed a motion to dismiss the lawsuit and a motion to transfer the case to the Northern District of Texas, Dallas Division. TXU Corp. believes that the plaintiff lacks standing to assert any antitrust claims against TXU Corp. or TXU Portfolio Management, and that defendants have not violated antitrust laws or other laws as claimed by the plaintiff. Therefore, TXU Corp. believes that plaintiff's claims are without merit and plans to vigorously defend the lawsuit. TXU Corp. is unable to estimate any possible loss or predict the outcome of this action.

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

      In October, November and December 2002 and January 2003, a number of lawsuits were filed in, removed to or transferred to the United States District Court for the Northern District of Texas against TXU Corp., and certain of its officers. These lawsuits have all been consolidated and lead plaintiffs have been appointed by the Court. On July 21, 2003, the lead plaintiffs filed an amended consolidated complaint naming Erle Nye, Michael J. McNally, V.J. Horgan and Brian N. Dickie and directors Derek C. Bonham, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret N. Maxey, J.E. Oesterreicher, Herbert H. Richardson and Charles R. Perry, as defendants. The plaintiffs seek to represent classes of certain purchasers of TXU Corp. common stock and equity-linked debt securities during a proposed class period from April 26, 2001 to October 11, 2002. No class or classes have been certified. The complaint alleges violations of the provisions of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 12 of the Securities Act of 1933, as amended (Securities Act), relating to alleged materially false and misleading statements, including statements in prospectuses related to the offering by TXU Corp. of its equity-linked debt securities and common stock in May and June 2002. On September 24, 2003, TXU Corp. and its officer and director defendants filed a motion to dismiss to plaintiffs' Amended Complaint. The court has not yet ruled on the motion to dismiss. The named individual defendants are current or former officers and/or directors of TXU Corp. While TXU Corp. believes the claims are without merit and intends to vigorously defend this lawsuit, it is unable to estimate any possible loss or predict the outcome of this action.

      Other Contingencies - In October 2003, the former directors and officers of TXU Europe Limited and subsidiaries that are now in administration (collectively TXU Europe), who include current and former officers of TXU Corp. and subsidiary companies, received notices from certain creditors and the administrators of TXU Europe of various claims or potential claims relating to losses incurred by creditors, including claims for alleged omissions from a securities offering document and alleged breaches by directors of their English law duties as directors of these companies in failing to minimize the potential losses to the creditors of TXU Europe. Under the terms of the indemnification agreements and bylaw and charter provisions that provide for indemnification of corporate officers and directors, TXU Corp. or one of its subsidiaries will be obligated to indemnify these persons from these and similar claims, unless it is determined that the corporate officer's acts were committed in bad faith, were the result of active and deliberate dishonesty or that the corporate officer personally gained a financial profit to which he was not legally entitled. Similar claims have been asserted directly against TXU Corp., as well. TXU Corp. believes that these claims are without merit and intends to vigorously defend any such claims if they are ultimately asserted.

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

      On January 3, 2002, the Supreme Court of Texas issued a mandate affirming the judgment of the Court of Appeals that held that the pricing provisions of the Commission's open access wholesale transmission rules, which had mandated the use of a particular rate setting methodology, were invalid because they exceeded the statutory authority of the Commission. On January 10, 2002, Reliant Energy Incorporated and the City Public Service Board of San Antonio each filed lawsuits in the Travis County, Texas, District Court against the Commission and each of the entities to whom they had made payments for transmission service under the invalidated pricing rules for the period January 1, 1997, through August 31, 1999, seeking declaratory orders that, as a result of the application of the invalid pricing rules, the defendants owe unspecified amounts. US Holdings and TXU SESCO Company are named defendants in both suits. Effective as of October 3, 2003, a global settlement among all parties to these lawsuits has been reached. The settlement was not material to TXU Corp.'s financial position or results of operation, and requires that these suits be dismissed with prejudice.

      General -- In addition to the above, TXU Corp. and its US and Australian subsidiaries are involved in various other legal and administrative proceedings the ultimate resolution of which, in the opinion of each, should not have a material effect upon their financial position, results of operations or cash flows.

8.    SEGMENT INFORMATION

      TXU Corp. has three reportable segments: Energy, Energy Delivery and Australia.

      Energy - consists of operations of TXU Energy, which are principally in the competitive Texas market, involving power production (electricity generation), wholesale energy sales, retail energy sales and related services, and portfolio management, including risk management and certain trading activities.

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

      Effective with reporting for the first quarter of 2003, results for the Energy segment exclude expenses incurred by the US Holdings holding company in order to present the segment on the same basis as the separate reporting for TXU Energy and as the results of the business are evaluated by management. The activities of the holding company consist primarily of servicing approximately $160 million of debt. Prior year amounts are presented on the revised basis.

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

                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                     September 30,
                                                        2003        2002                  2003         2002
                                                      -------      ------               -------       -----
   Operating revenues:
      Energy.................................         $ 2,453      $2,420               $ 6,304        $ 6,238
      Energy Delivery........................             786         694                 2,597          2,189
      Australia..............................             321         234                   820            662
      Corporate and other ...................              27          27                    83             84
      Eliminations...........................            (451)       (457)               (1,197)        (1,297)
                                                      --------     ------               --------       -------
        Consolidated.........................         $ 3,136      $2,918               $ 8,607        $ 7,876
                                                      =======      ======               =======        =======

   Regulated revenues included in
      operating revenues:
      Energy ................................         $     -      $    -               $     -        $     -
      Energy Delivery........................             786         694                 2,597          2,189
      Australia..............................              34          23                    82             57
      Corporate and other....................              22          23                    72             68
      Eliminations...........................            (447)       (446)               (1,180)        (1,269)
                                                      --------     -------              --------       --------
        Consolidated.........................         $   395      $  294               $ 1,571        $ 1,045
                                                      =======      ======               =======        =======

   Affiliated revenues included in
     operating revenues:
      Energy ................................         $     5      $   12               $    18        $    29
      Energy Delivery........................             446         445                 1,179          1,268
      Corporate and other....................               -           -                     -              -
      Eliminations...........................            (451)       (457)               (1,197)        (1,297)
                                                      --------     ------               --------       -------
        Consolidated.........................         $     -      $    -               $     -        $     -
                                                      =======      ======               =======        =======

   Income from continuing operations
     before cumulative effect of changes
     in accounting principles:
      Energy ................................         $   249      $  227               $   438        $   597
      Energy Delivery........................             117          78                   263            220
      Australia .............................              43          16                    96             77
      Corporate and other....................             (36)        (66)                 (131)          (204)
                                                      --------     ------               --------       --------
        Consolidated.........................         $   373      $  255               $   666        $   690
                                                      =======      ======               =======        =======

9. SUPPLEMENTARY FINANCIAL INFORMATION

      Regulated Versus Unregulated Operations --

                                                                        Three Months Ended        Nine Months Ended
                                                                            September 30,            September 30,
                                                                       ---------------------     -------------------
                                                                          2003          2002      2003         2002
                                                                          ----          ----      ----         ----

      Operating revenues:
          Regulated..................................................   $   842       $  740     $2,751      $2,314
          Unregulated................................................     2,745        2,635      7,053       6,859
          Intercompany sales eliminations - regulated................      (447)        (446)    (1,180)     (1,269)
          Intercompany sales eliminations - unregulated .............        (4)         (11)       (17)        (28)
                                                                        -------      -------     ------     -------
               Total operating revenues..............................     3,136        2,918      8,607       7,876
                                                                        -------       ------     ------     -------
      Costs and operating expenses:
          Cost of energy sold and delivery fees - regulated...........       94           64        670         357
          Cost of energy sold and delivery fees - unregulated*........    1,248        1,215      3,235       2,705
          Operating costs - regulated.................................      221          214        656         606
          Operating costs - unregulated...............................      197          193        617         581
          Depreciation and amortization - regulated...................      112           94        315         280
          Depreciation and amortization - unregulated.................      111          126        340         373
          Selling, general and administrative expenses - regulated....      118          173        230         249
          Selling, general and administrative expenses - unregulated..      162          147        569         726
          Franchise and revenue-based taxes - regulated...............       76           77        238         236
          Franchise and revenue-based taxes - unregulated.............       28           31         97         107
          Other income................................................      (26)         (20)       (66)        (46)
          Other deductions............................................       13           23         36          82
          Interest income.............................................       (6)          (6)       (25)        (21)
          Interest expense and related charges........................      240          214        736         647
                                                                        -------       ------     ------      ------
               Total costs and expenses...............................    2,588        2,545      7,648       6,882
                                                                        -------       ------     ------      ------
      Income from continuing operations before income taxes and
          cumulative effect of changes in accounting principles.......  $   548       $  373      $ 959      $  994
                                                                        =======       ======      =====      ======

      --------------
         *Includes cost of fuel consumed of $417 million and $433 million for the three months ended September 30, 2003 and 2002, respectively, and $1.278 billion and $1.075 billion for the nine months ended September 30, 2003 and 2002, respectively. The balance in each period represents energy purchased for resale and delivery fees.

      The operations of the Energy segment are included above as unregulated, as the Texas market is open to competition. However, retail pricing to residential and small business customers in its historical service territory continues to be subject to transitional regulatory provisions.

      Other Income and Deductions --

                                                                     Three Months Ended      Nine Months Ended
                                                                           September 30,       September 30,
                                                                  ----------------------    ------------------
                                                                     2003         2002        2003        2002
                                                                    ------       ------      ------      -----
Other income:
          Net gain on sale of businesses and other properties.       $ 20         $ 17        $ 41        $ 33
          Lignite coal royalties................................        -            -           -           2
          Unrealized foreign exchange gain on Australian dollar
            denominated note receivable.........................        1            -          13           -
          Equity portion of allowance for funds used during
            construction........................................        3            1           4           3
          Other.................................................        2            2           8           8
                                                                     ----         ----        ----        ----
               Total other income...............................     $ 26         $ 20        $ 66        $ 46
                                                                     ====         ====        ====        ====
      Other deductions:
               Equity in losses of unconsolidated entities......     $  1         $ 18        $ 17        $ 42
          Loss on retirement of debt............................        1            1           1          28
          Write-off of frequency licenses.......................        -            -           3           -
          Asset write-off in strategic retail services business.        5            -           5           -
          Premium on redemption of preferred stock..............        3            -           3           -
          Expenses related to canceled construction projects....        2            2           4           5
          Other.................................................        1            2           3           7
                                                                     ----         ----        ----        ----
               Total other deductions...........................     $ 13         $ 23        $ 36        $ 82
                                                                     ====         ====        ====        ====

      Interest Expense and Related Charges --

                                                                    Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                    ------------------        -----------------
                                                                     2003         2002        2003         2002
                                                                     ----         ----        ----         ----

Interest.........................................................     $207         $ 199      $ 629       $ 594
Distributions on subsidiary exchangeable interest................       17            -          51           -
Distributions on mandatorily redeemable, preferred securities of subsidiary trusts, each holding solely junior subordinated debentures of the obligated company:
      TXU Corp. obligated........................................        8            7          23          22
      Subsidiary obligated.......................................        1            3           6           8
Preferred stock dividends of subsidiaries........................        2            3           8          10
Amortization of debt discounts, premiums and issuance cost.......        8            5          28          23
Allowance for borrowed funds used during construction
   and capitalized interest......................................       (3)          (3)         (9)        (10)
                                                                     ------       -----       -----        ----
        Total interest expense and related charges...............    $ 240        $ 214       $ 736        $647
                                                                     =====        =====       =====        ====

      Regulatory Assets and Liabilities --

                                                                   September 30,  December 31,
                                                                       2003            2002
                                                                     -------         ------
Regulatory Assets:
Generation-related regulatory assets subject to securitization....   $1,170          $1,652
Generation-related regulatory assets-securitized..................      494               -
Securities reacquisition costs....................................      123             124
Recoverable deferred income taxes-- net...........................       81              76
Other regulatory assets...........................................      210             217
                                                                     ------          ------
  Total regulatory assets.........................................    2,078           2,069
                                                                     ------          ------

Regulatory Liabilities:
Liability related to excess mitigation credit....................        39             170
Investment tax credit and protected excess deferred taxes........        92              99
Other regulatory liabilities.....................................        13              28
                                                                     ------          ------
  Total regulatory liabilities...................................       144             297
                                                                     ------          ------

  Net regulatory assets..........................................    $1,934          $1,772
                                                                     ======          ======

      Included above are assets of $1.8 billion at September 30, 2003 and December 31, 2002, that were not earning a return. Of the assets not earning a return, $1.7 billion is expected to be recovered over the term of the bonds issued by Oncor in August 2003 and expected to be issued in the first quarter of 2004 pursuant to the Settlement and a financing order. All other regulatory assets have a remaining recovery period of 12 to 49 years.

      Included in other regulatory assets as of September 30, 2003 was $43 million related to nuclear decommissioning liabilities.

      Restricted Cash -- At September 30, 2003, TXU Corp. had a $525 million investment in LOC Trust, accounted for as restricted cash, representing collateral to support a new $500 million credit facility (see Note 4). The remaining restricted cash reported in investments on the balance sheet as of September 30, 2003 included $112 million held as collateral for letters of credit issued and $6 million related to payment of fees associated with the securitization bonds. As of September 30, 2003, all of the restricted cash of $210 million from the net proceeds of Oncor's issuance of senior secured notes in December 2002 had been used to pay the interest and principal of Oncor's first mortgage bonds due April 1, 2003 and November 1, 2023.

      Accounts Receivable -- At September 30, 2003 and December 31, 2002, accounts receivable of $1.3 billion and $1.7 billion are stated net of allowance for uncollectible accounts of $83 million, in both periods. During the nine months ended September 30, 2003, bad debt expense was $80 million, account write-offs were $77 million and other activity decreased the allowance for uncollectible accounts by $3 million.

      Accounts receivable included $638 million and $644 million of unbilled revenues at September 30, 2003 and December 31, 2002, respectively.

      Intangible Assets -- SFAS 142 became effective for TXU Corp. on January 1, 2002. SFAS 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units, and the discontinuance of goodwill amortization. SFAS 142 also requires additional disclosures regarding intangible assets (other than goodwill) that are amortized or not amortized:

                                                As of  September 30, 2003          As of December 31, 2002
                                             -----------------------------      ----------------------------
                                             Gross                                Gross
                                            Carrying  Accumulated                Carrying Accumulated
                                             Amount   Amortization     Net        Amount  Amortization     Net
                                           ---------  ------------   -----       -------- ------------    ----
Intangible assets subject to amortization
   Included in property, plant and
   equipment):
    Capitalized software..............       $ 608       $ 288        $320          $540       $217        $323
    Land easements....................         191          74         117           195         68         127
    Mineral rights and other..........          31          21          10            32         21          11
                                             -----       -----        ----        ------     ------      ------
          Total.......................       $ 830       $ 383        $447          $767       $306        $461
                                             =====       =====        ====          ====       ====        ====
Intangible assets not subject to
  amortization Licenses (a)...........       $ 384       $  38        $346          $321      $  32        $289
                                             =====       =====        ====          ====      =====        ====

(a) The amortization of indefinite-life licenses was suspended with the adoption of SFAS No. 142.

      Aggregate TXU Corp. amortization expense for intangible assets was $72 million and $63 million for the nine months ended September 30, 2003 and 2002, respectively. At September 30, 2003, the average remaining useful lives of capitalized software, land easements and mineral rights and other were 6 years, 68 years and 40 years, respectively.

      Changes in the carrying amount of goodwill and other unamortized intangible assets (net of accumulated amortization) for the nine months ended September 30, 2003, are as follows:

                                                           Energy
                                             Energy       Delivery      Australia       Total
                                             ------       --------      ---------       -----

Balance at December 31, 2002.............    $   533        $  331       $    724     $   1,588
  Foreign currency translation effects...          -             -            149           149
                                             -------        ------       --------     ---------
Balance at September  30, 2003...........    $   533        $  331       $    873     $   1,737
                                             =======        ======       ========     =========

      Goodwill and other intangible assets not subject to amortization of $1.7 billion and $1.6 billion at September 30, 2003 and December 31, 2002, respectively, were stated net of accumulated amortization (prior to SFAS 142 implementation) of $207 million and $189 million, respectively.

      Commodity Contracts -- At September 30, 2003 and December 31, 2002, current and noncurrent commodity contract assets totaling $1.2 billion and $2.0 billion, respectively, are stated net of applicable credit (collection) and performance reserves totaling $21 million and $44 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

     Inventories by Major Category --

                                               September 30,  December 31,
                                                   2003            2002
                                                 -------         ------
Materials and supplies.....................      $  240          $  227
Fuel stock.................................         101              91
Gas stored underground.....................         205             175
                                                 ------          ------
    Total inventories......................      $  546          $  493
                                                 ======          ======

      Inventories reflect a $22 million reduction as a result of the rescission of EITF 98-10 as discussed in Note 2.

      Property, Plant and Equipment -- As of September 30, 2003 and December 31, 2002, property, plant and equipment of $20.5 billion and $19.6 billion is stated net of accumulated depreciation and amortization of $11.7 billion and $11.1 billion, respectively.

      As of September 30, 2003, substantially all of Oncor's electric utility property, plant and equipment (with a net book value of $6.2 billion) was pledged as collateral for Oncor's first mortgage bonds and senior secured notes.

      Derivatives and Hedges -- TXU Corp. experienced net hedge ineffectiveness of $8 million and $23 million, respectively, reported as a gain in revenues, for the three and nine months ended September 30, 2003. For the three and nine months ended September 30, 2002, net hedge ineffectiveness of $7 million and $41 million, respectively, was reported as a loss in revenues. These gains and losses related primarily to hedges of anticipated power sales.

      As of September 30, 2003, it is expected that $105 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. Of this amount, $62 million relates to commodities hedges and $43 million relates to financing-related hedges. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings and cash flows (which would otherwise exist) is mitigated through the use of cash flow hedges.

      Supplemental Cash Flow Information --

      See Note 1 under Basis of Presentation for a summary of the balance sheet impact of the consolidation and discontinuance of Pinnacle, which was a noncash activity.

      See Note 2 for the effects of adopting SFAS 143, which were noncash in nature.

      See Note 4 for discussion of the exchange of TXU Energy subordinated notes for preferred membership interests, which was a noncash transaction.

INDEPENDENT ACCOUNTANTS' REPORT



TXU Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Corp. and subsidiaries (TXU Corp.) as of September 30, 2003, and the related condensed statements of consolidated income and of comprehensive income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the condensed statements of consolidated cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of TXU Corp.'s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of TXU Corp. as of December 31, 2002, and the related statements of consolidated income, comprehensive income, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report (which includes explanatory paragraphs related to the adoption of Statement of Financial Accounting Standards Nos. 142 and 145 and the discontinuance of European operations), dated February 14, 2003 (and September 22, 2003 as to Note 2 and Note 19 therein) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1 to the Notes to Financial Statements, TXU Corp. changed its method of accounting for asset retirement obligations in 2003 in connection with the adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," and changed its method of accounting for certain contracts with the rescission of Emerging Issues Task Force Issue 98-10 "Accounting for Contracts Involved in Energy Trading and
Risk Management Activities."



DELOITTE & TOUCHE LLP


Dallas, Texas
November 11, 2003

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

      With respect to the telecommunications business, Pinnacle, in May 2003 TXU Corp. acquired, for $150 million in cash, the interests it did not previously own from the joint venture partner under a put/call agreement, which had been executed in late February 2003, and finalized a formal plan to dispose of the telecommunications business by sale. Accordingly, effective with reporting for the second quarter of 2003, activities of Pinnacle since March 1, 2003 are reported as discontinued operations. TXU Corp. had used the equity method of accounting for its investment in Pinnacle until March 1, 2003 when the business was consolidated as a result of the execution of the put/call agreement. Accounting rules provide that businesses accounted for under the equity method should not be reported as discontinued operations; therefore, results prior to March 1, 2003 are reported in other deductions in the statement of income, consistent with prior reporting. (Also see Note 3 to Financial Statements.)

      TXU Corp. has three reportable segments: Energy, Energy Delivery and Australia. (See Note 8 to Financial Statements for further information concerning reportable business segments.)

      The following exchange rates have been used to convert foreign currency denominated amounts into US dollars, unless they were determined using exchange rates on the date of a specific event:

                                                                      Income Statements
                                                                       (Average Rates)
                                    Balance Sheets        ----------------------------------------
                           ----------------------------       Three Months          Nine Months
                           September 30,   December 31,   Ended September 30,  Ended September 30,
                                 2003            2002        2003       2002      2003        2002
                                 ----            ----         ----       ----     ----        ----

Australian dollars (A$)       $ 0.6776        $ 0.5650      $0.6592    $0.5477   $ 0.6311   $ 0.5394


      Dollar amounts in the following tables are stated in millions of US dollars unless otherwise noted.

RESULTS OF OPERATIONS

TXU Corp. Consolidated
----------------------

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002
---------------------------------------------------------------------

      Reference is made to comparisons of results by business segment following the discussion of consolidated results presented below. The business segment comparisons provide additional detail and quantification of items affecting financial results.

      TXU Corp.'s operating revenues increased $218 million, or 7%, to $3.1 billion in 2003. Operating revenues rose $92 million, or 13%, to $786 million in the Energy Delivery segment, reflecting higher gas costs, increased transmission and distribution tariffs, higher electric distribution volumes and increased disconnect/reconnect fees. Revenues in the Australia segment rose by $87 million, or 37%, to $321 million driven by the translation effect of the stronger Australian dollar and higher retail gas and electric revenues. Revenues in the Energy segment increased $33 million, or 1%, to $2.5 billion reflecting higher average pricing that was largely offset by the effect of lower sales volumes and lower results from portfolio management activities.

Gross Margin

                                                                                 Three Months Ended
                                                                                    September 30,
                                                                 ------------------------------------------------
                                                                                % of                       % of
                                                                   2003        Revenue         2002       Revenue
                                                                   ----        -------         ----       -------

Operating revenues.....................................          $ 3,136         100%        $ 2,918        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            1,342          43%          1,279         44%
     Operating costs...................................              418          13%            407         14%
     Depreciation and amortization related to operating
         assets........................................              202           7%            202          7%
                                                                 -------       -----         -------    -------
Gross margin...........................................          $ 1,174          37%        $ 1,030         35%
                                                                 =======       =====         =======    =======

      Gross margin is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the variable and fixed costs of energy sold, whether generated or purchased, as well as the costs to deliver energy.

      The depreciation and amortization expense included in gross margin excludes $21 million and $18 million of such expense for the three months ended September 30, 2003 and 2002, respectively, that is not directly related to generation and delivery property, plant and equipment.

      Gross margin increased $144 million, or 14%, to $1.2 billion in 2003. An increase in the Energy segment's margin of $55 million, or 9%, to $649 million was driven by higher average pricing that exceeded higher average costs of energy sold, lower portfolio management results and the effect of volume declines. The Energy Delivery segment's gross margin increased $51 million, or 14%, to $407 million driven by higher electricity delivery revenues. Australia's gross margin increased $39 million, or 48%, to $121 million reflecting the stronger Australian dollar, the effect of higher retail gas and electricity sales volumes and lower purchased power costs. Mark-to-market accounting for commodity contracts decreased revenues and gross margin by $12 million in 2003 (as compared to accounting on a settlement basis) and had no net effect on results in 2002.

      Depreciation and amortization (including amounts shown in the gross margin table above) increased $3 million, or 1%, to $223 million in 2003, reflecting investments in facilities to support growth and normal replacements of equipment, largely offset by a $12 million impact of reducing depreciation rates related to the generation fleet due primarily to an extension of the estimated depreciable life of the nuclear generation facility to better reflect its useful life.

      SG&A expenses decreased $40 million, or 13%, to $280 million in 2003. The decrease was driven by nonrecurring costs incurred in 2002 in the transition to competition and the effects of cost reduction initiatives.

      Franchise and revenue-based taxes decreased $4 million, or 4%, to $104 million in 2003, primarily due to lower state and local franchise taxes.

      Other income increased $6 million to $26 million in 2003. Net gains on sales of various businesses and properties totaled $20 million in 2003 and $17 million in 2002.

      Other deductions decreased $10 million to $13 million in 2003 reflecting the absence of equity losses of $16 million from the Pinnacle joint venture, partially offset by charges related to the scaling-back of the strategic retail services business.

      Interest expense and related charges increased $26 million, or 12%, to $240 million in 2003, reflecting a $21 million increase due to higher average interest rates resulting in part from the refinancing of short-term borrowings with higher rate long-term debt, a $3 million increase due to higher average debt levels and a $2 million increase due to higher amortization of discount related to the TXU Energy exchangeable subordinated notes issued in 2002. (The notes were subsequently exchanged by TXU Energy for exchangeable preferred membership interests.)

      The effective income tax rate on income from continuing operations of 31.9% in 2003 was comparable to the 31.6% effective rate in 2002. A higher effective rate in the Energy segment was largely offset by a lower effective rate in Australia.

      Income from continuing operations increased $118 million, or 46%, to $373 million in 2003. This performance reflected an increase of $39 million, or 50%, to $117 million in the Energy Delivery segment, reflecting higher revenues in the electricity delivery business, an increase of $27 million, or 169%, to $43 million in the Australia segment, largely due to an increase in gross margin and the favorable effect of the stronger Australian dollar, as well as growth of $22 million, or 10%, to $249 million in the Energy segment on higher gross margin and decreased SG&A expenses. The segment performances are discussed in more detail below. Corporate and Other expenses declined $30 million due to the absence of equity losses from the Pinnacle joint venture ($18 million) and lower interest expense, reflecting commercial paper outstanding in the prior year. Net pension and postretirement benefit costs reduced income from continuing operations by $19 million in 2003 and $10 million in 2002.

      Diluted earnings per share available to common shareholders from continuing operations before cumulative effect of changes in accounting principles increased $0.13, or 15%, to $1.01 per share in 2003. Of this increase, $0.35 per share is due to increased earnings (earnings in the calculation reflect lower interest expense on the assumed conversion of exchangeable notes) offset by a $0.22 per share effect of a 34% increase in average shares in the computation. The increase in average shares reflected the issuance of common stock in June, August and December 2002 and the dilutive effect of 57.1 million shares issuable in connection with the $750 million of exchangeable subordinated notes issued in November 2002.

      Income from discontinued operations in 2003, consisting of the results from the telecommunications business, was $24 million (after-tax). The results reflected a $37 million benefit from a change in the estimated tax basis of the business. The loss from discontinued operations of $44 million in 2002 included $29 million related to the TXU Europe business and a $15 million impairment charge related to the gas distribution business in Mexico held for sale.

      Net income available to common shareholders increased $186 million, or 90%, to $392 million in 2003. The increase reflected the higher income from continuing operations of $118 million and a $68 million effect of the discontinued operations income in 2003 compared to the loss in 2002.

TXU Corp. Consolidated
----------------------
Nine Months Ended September 30, 2003 Compared to Nine Months Ended
September 30, 2002
------------------------------------------------------------------------------

      TXU Corp.'s operating revenues increased $731 million, or 9%, to $8.6 billion in 2003. Revenues in the Energy Delivery segment rose by $408 million, or 19%, to $2.6 billion driven by higher gas costs passed on to customers and increased electricity transmission and distribution tariffs. Operating revenues rose $158 million, or 24%, to $820 million in the Australia segment driven by the translation effect of the stronger Australian dollar and higher retail gas and electricity revenues. Revenues in the Energy segment increased $66 million, or 1%, to $6.3 billion reflecting higher average pricing that was largely offset by the effect of lower sales volumes. Consolidated revenue growth also reflected a $100 million reduction in the intercompany sales elimination, reflecting lower sales by Oncor to TXU Energy as sales to nonaffiliated REPs increased.

Gross Margin

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                 -----------------------------------------------
                                                                                 % of                     % of
                                                                   2003          Revenue      2002       Revenue
                                                                   ----          -------      ----       -------
Operating revenues.....................................          $ 8,607           100%      $ 7,876        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            3,905            45%        3,062         39%
     Operating costs...................................            1,273            15%        1,187         15%
     Depreciation and amortization related to operating
         assets........................................              596             7%          594          8%
                                                                 -------       -------       -------     ------
Gross margin...........................................          $ 2,833            33%      $ 3,033         38%
                                                                 =======       =======       =======     ======

      The depreciation and amortization expense included in gross margin excludes $59 million of such expense for the nine months ended September 30, 2003 and 2002, that is not directly related to generation and delivery property, plant and equipment.

      Gross margin decreased $200 million, or 7%, to $2.8 billion in 2003. A decline of $298 million, or 17%, to $1.4 billion at the Energy segment reflected increased average costs of energy sold and lower retail sales volumes that exceeded higher average sales prices. Australia's gross margin rose $52 million, or 20%, to $310 million reflecting the effects of a stronger Australian dollar, higher retail electric and gas sales volumes and lower purchased power costs. The Energy Delivery segment's gross margin rose $48 million, or 5% to $1.1 billion reflecting the impact of higher volumes and base distribution rates in the gas delivery business. Mark-to-market accounting for commodity contracts increased revenues and gross margin by $15 million in 2003 (as compared to accounting on a settlement basis), and increased results by $6 million in 2002. Operating costs rose $86 million, or 7%, to $1.3 billion on higher electricity transmission costs paid to other utilities, increased costs in the utility asset management services and increased activity related to a previously existing contract in the strategic retail services business.

      Depreciation and amortization (including amounts shown in the gross margin table above) increased $2 million to $655 million in 2003, reflecting investments in facilities to support growth and normal replacements of equipment, largely offset by a $25 million impact of reducing depreciation rates related to TXU Energy's generation fleet due primarily to an extension of the estimated depreciable life of the nuclear generation facility to better reflect its useful life.

      SG&A expense decreased $176 million, or 18%, to $799 million in 2003. This decrease reflected cost reductions, primarily lower staffing and related administrative expenses, reflecting the completion of the transition to competition in Texas and the industry-wide decline in portfolio management activities as well as the scaling-back of the strategic retail services operations. Lower SG&A expenses also reflected lower bad debt expense due to the effect of billing and collection delays in 2002 in connection with the transition to competition and initiatives implemented in 2003 to reduce such expenses.

      Franchise and revenue-based taxes decreased $8 million, or 2%, to $335 million in 2003, due primarily to lower retail revenues on which gross receipts taxes are based.

      Other income increased $20 million to $66 million in 2003. Net gains on sales of businesses and properties totaled $41 million in 2003 and $33 million in 2002. The 2003 period also includes $13 million of unrealized foreign exchange gains on an Australian dollar denominated note receivable.

      Other deductions decreased $46 million to $36 million in 2003. The 2002 period includes a $28 million loss on retirement of debt. Equity losses on unconsolidated subsidiaries, principally Pinnacle (until March 2003) were $17 million in 2003 and $42 million in 2002.

      Interest income rose $4 million, or 19%, to $25 million in 2003. The increase primarily reflected interest income on higher cash balances due to actions to ensure ample liquidity, as well as interest received on restricted cash held to support funding of construction of a natural gas pipeline in Australia by a joint venture.

      Interest expense and related charges increased $89 million, or 14%, to $736 million in 2003, reflecting a $54 million increase due to higher average interest rates resulting in part from the replacement of short-term borrowings with higher rate long-term debt, a $30 million increase due to higher average debt levels reflecting actions taken to enhance liquidity and a $5 million increase due to higher amortization of discount related to the TXU Energy exchangeable subordinated notes issued in 2002. (The notes were subsequently exchanged by TXU Energy for exchangeable preferred membership interests.)

      The effective income tax rate on income from continuing operations before cumulative effect of changes in accounting principles was 30.6% in both 2003 and in 2002. The effective rates for all three business segments were largely unchanged.

      Income from continuing operations before cumulative effect of changes in accounting principles decreased $24 million, or 3%, to $666 million in 2003. This performance reflected a decline of $159 million, or 27%, to $438 million in the Energy segment driven by lower gross margin and higher interest expense. An increase in earnings in the Energy Delivery segment of $43 million, or 20%, to $263 million was driven by improved gross margin and lower interest expense in the gas delivery business. Earnings growth in the Australia segment of $19 million, or 25%, to $96 million reflected the favorable effect of the stronger Australian dollar and improved retail gross margins. Corporate and Other expenses declined $73 million due primarily to lower interest expense, reflecting commercial paper outstanding in the prior year, a loss on retirement of debt of $18 million (after-tax) in 2002 and the absence of a portion of equity losses ($23 million) from the Pinnacle business, which is now accounted for as discontinued operations. Net pension and postretirement benefit costs reduced income from continuing operations by $58 million in 2003 and $37 million in 2002.

      Income (loss) from discontinued operations, including tax effects, reflected a loss in 2003 of $55 million principally related to the telecommunications business and a loss in 2002 of $23 million consisting of a $15 million impairment charge related to a gas distribution business in Mexico and $8 million in losses of the TXU Europe operations.

      The cumulative effect of changes in accounting principles, representing an after-tax charge of $58 million in 2003, reflects the rescission of EITF Issue 98-10 and the adoption of SFAS 143. See Note 2 to Financial Statements for further discussion.

      Diluted earnings per share from continuing operations before cumulative effect of changes in accounting principles available to common shareholders decreased $0.66, or 27%, to $1.82 per share in 2003. The decline reflected a $0.70 per share effect of a 39% increase in average shares in the computation, partially offset by $0.04 per share from higher earnings. (Earnings in this calculation reflect lower interest expense on the assumed conversion of exchangeable notes). The increase in average shares reflected the issuance of common stock in June, August and December 2002 and the dilutive effect of 57.1 million shares issuable in connection with the $750 million of exchangeable subordinated notes issued in November 2002.

      Net income available to common shareholders decreased $114 million, or 18%, to $537 million in 2003. The decline reflected the $58 million charge related to accounting changes, the decrease of $32 million in results from discontinued operations and the $24 million earnings decrease before these items, as discussed above.

COMMODITY CONTRACTS AND MARK-TO-MARKET ACTIVITIES

      The table below summarizes the changes in commodity contract assets and liabilities for the nine months ended September 30, 2003. The net increase, excluding "cumulative effect of change in accounting principle" and "other activity" as described below, of $15 million represents the net favorable effect of mark-to-market accounting on earnings for the nine months ended September 30, 2003. This effect represents the difference between earnings under mark-to-market accounting versus accounting for gains and losses upon settlement of the contracts.

     Balance of net commodity contract assets at December 31, 2002.................. $ 297

     Cumulative effect of change in accounting principle (1) .......................   (75)

     Settlements of positions included in the opening balance (2) ..................   (97)

     Unrealized mark-to-market valuations of positions held at end of period (3)....   112

     Other activity (4).............................................................    16
                                                                                     -----

     Balance of net commodity contract assets at September 30, 2003................  $ 253
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

      As a result of guidance provided in EITF 02-3, TXU Corp. has not recognized origination gains on retail and wholesale contracts in 2003. For the three- and nine-month periods ended September 30, 2002, TXU Corp. recognized $2 million and $36 million in origination gains on such contracts, respectively.

      Maturity Table -- Of the net commodity contract asset balance above at September 30, 2003, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years' earnings is $316 million. The offsetting net liability of $63 million included in the September 30, 2003 balance sheet is comprised principally of amounts representing current and prior years' net receipts of cash or other consideration, including option premiums, associated with contract positions, net of any amortization. The following table presents the unrealized mark-to-market balance at September 30, 2003, scheduled by contractual settlement dates of the underlying positions.

                                 Maturity dates of unrealized net mark-to-market balances at September 30, 2003
                                 ------------------------------------------------------------------------------
                                      Maturity less                                    Maturity in
                                         than       Maturity of      Maturity of       Excess of
Source of fair value                    1 year       1-3 years        4-5 years         5 years         Total
--------------------                   --------      ---------        ---------         -------         -----
Prices actively quoted...........         $  7           $ 10             $ -            $  -           $  17
Prices provided by other
    external sources.............          199             67               3              (1)            268
Prices based on models...........           (6)            11               5              21              31
                                          -----          ----             ---            ----           -----
Total............................         $200           $ 88             $ 8            $ 20           $ 316
                                          ====           ====             ===            ====           =====
Percentage of total fair value...           63%            28%              3%              6%            100%

      As the above table indicates, approximately 91% of the unrealized mark-to-market valuations at September 30, 2003 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available through 2006 in the US. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power and natural gas generally extend through 2005 and 2010, respectively, in the US. The "prices based on models" category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

SEGMENTS

Energy
------

Financial Results

                                                                    Three Months Ended        Nine Months Ended
                                                                       September  30,           September  30,
                                                                  ----------------------      ------------------
                                                                     2003          2002        2003        2002
                                                                  ---------      --------     -------     ------

Operating revenues..........................................       $ 2,453        $ 2,420   $   6,304   $   6,238

Costs and expenses:

     Cost of energy sold and delivery fees..................         1,543          1,536       4,043       3,662

     Operating costs........................................           171            183         550         536

     Depreciation and amortization..........................           100            116         308         342

     Selling, general and administrative expenses...........           168            199         465         623

     Franchise and revenue-based taxes .....................            29             27          84          83

     Other income ..........................................           (20)           (18)        (44)        (33)

     Other deductions.......................................             8              3          13           8

     Interest income........................................             -              -          (3)         (8)

     Interest expense and related charges...................            83             46         246         154
                                                                   -------        -------     -------     -------

         Total costs and expenses...........................         2,082          2,092       5,662       5,367
                                                                   -------        -------     -------     -------

Income before income taxes and cumulative effect of
    changes in accounting principles........................           371            328         642         871

Income tax expense..........................................           122            101         204         274
                                                                   -------        -------     -------     -------

Income before cumulative effect of changes in accounting
principles..................................................       $   249        $   227     $   438     $   597
                                                                   =======        =======     =======     =======


Energy
-------

Segment Highlights




                                                                 Three Months Ended     Nine Months Ended
                                                                     September 30,         September 30,
                                                               ----------------------  ---------------------
                                                                  2003         2002      2003          2002
                                                               --------      --------   ------        ------

Operating statistics:
Retail electric sales volumes (GWh) ........................    23,450        27,394      62,652      72,551
Wholesale electric sales volumes (GWh)......................    10,677         9,255      26,512      22,569
                                                                ------         -----      ------      ------
   Total electric sales volumes (GWh).......................    34,127        36,649      89,164      95,120
                                                                ======        ======    ========    ========
Retail electric customers (end of period & in
thousands-number of meters).................................                               2,617       2,763

Operating revenues (millions of dollars):
Retail electric:
      Residential...........................................   $ 1,139       $ 1,093     $ 2,631     $ 2,569
      Commercial and industrial ............................       847           839       2,427       2,720
                                                               -------       -------     -------     -------
            Total...........................................     1,986         1,932       5,058       5,289
Wholesale electric .........................................       406           302         924         657
Portfolio management activities.............................        16           152         169         201
Other revenues..............................................        45            34         153          91
                                                               -------       -------     -------     -------
           Total operating revenues.........................   $ 2,453       $ 2,420     $ 6,304     $ 6,238
                                                               =======       =======     =======     =======

Weather (average for service territory)
      Percent of normal:
          Cooling degree days...............................     99.0%         99.8%      101.0%      102.1%
          Heating degree days...............................        -%            -%      102.6%       98.8%

--------------------------
    Weather data is obtained from Meteorlogix, an independent company that collects weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

Energy
------

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002
---------------------------------------------------------------------

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

      Operating revenues increased $33 million, or 1%, to $2.5 billion in 2003. Retail and wholesale electric revenues increased $158 million, or 7%, to $2.4 billion, reflecting a $312 million increase due to higher average prices, partially offset by a $154 million reduction due to lower sales volumes. The $312 million favorable price variance reflects increased price-to-beat rates, due to approved fuel factor increases, higher pricing in the commercial and industrial business and increased wholesale prices, all resulting from higher natural gas costs. The $154 million unfavorable volume variance reflects a 7% decline in total sales volumes on a 14% decline in retail electric sales volumes due to increased competitive activity, primarily in the commercial and industrial segment of the market, partially offset by a 15% increase in wholesale electric volumes, reflecting a partial shift in the commercial and industrial customer base from retail to wholesale services. Residential and small business customer counts at September 30, 2003 declined 3% from year-end 2002. Results from portfolio management activities declined $136 million. Such results include realized and unrealized gains and losses from risk management activities, and the decline reflects the effect of market price movements on commodity contracts entered into to hedge exposures.

      Gross Margin

                                                                                Three Months Ended
                                                                                    September 30,
                                                                 -----------------------------------------------
                                                                               % of                       % of
                                                                   2003       Revenue         2002       Revenue
                                                                   ----       -------         ----       -------
Operating revenues.....................................          $ 2,453         100%        $ 2,420        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            1,543          63%          1,536         63%
     Operating costs...................................              171           7%            183          8%
     Depreciation and amortization related to generation
         assets........................................               90           4%            107          4%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   649          26%        $   594         25%
                                                                 =======       =====         =======     ======

      The depreciation and amortization expense reported in the gross margin amounts above excludes $10 million and $9 million of such expense for the three months ended September 30, 2003 and 2002, respectively, that is not directly related to generation property, plant and equipment.

      Gross margin increased $55 million, or 9%, to $649 million in 2003. The increase reflected higher average retail and wholesale sales prices, partially offset by higher average costs of energy sold, lower portfolio management results and the effect of volume declines. Increased costs of energy sold were driven by higher natural gas prices. As nuclear generation is the lowest marginal cost source of power production, average cost of energy sold was unfavorably impacted by approximately $20 million due to an outage at the nuclear generation facility to repair a reactor coolant water pump. Higher average costs of energy sold were largely offset by a net reduction of $19 million in the retail clawback accrual principally because competition in the small commercial segment of retail operations has resulted in TXU Energy not retaining more than 60% of its historical power consumption in this segment. Accordingly, TXU Energy does not expect to fund the related retail clawback credit under the Settlement Plan. Mark-to-market accounting for commodity contracts increased revenues and gross margin by $1 million in 2003 and by $8 million in 2002 (as compared to accounting on a settlement basis).

      Operating costs decreased $12 million, or 7%, to $171 million in 2003 due primarily to timing of repair and maintenance expenses. Depreciation and amortization related to generation assets decreased $17 million, or 16%, to $90 million in 2003. Of the decrease, $12 million represented the effect of adjusted depreciation rates related to the generation fleet, effective with second quarter reporting. The adjusted rates reflect an extension in the estimated depreciable life of the nuclear generation facility of approximately 11 years (to 2041) to better reflect its useful life, partially offset by higher depreciation rates for lignite and gas facilities to reflect investments in emissions equipment made in recent years.

      A decrease in depreciation and amortization (including amounts shown in the gross margin table above) of $16 million, or 14%, to $100 million in 2003 was driven primarily by the adjusted depreciation rates related to TXU Energy's generation fleet as discussed above.

      SG&A expenses declined $31 million, or 16%, to $168 million in 2003. This decrease reflected approximately $16 million of nonrecurring costs incurred in 2002 related to the transition to competition and $18 million in lower costs in the strategic retail services business with the scaling-back of its operations, partially offset by $8 million in higher bad debt expense.

      Franchise and revenue-based taxes increased $2 million, or 7%, to $29 million in 2003 reflecting an increase in state franchise taxes.

      Other income increased $2 million to $20 million in 2003. Other income in both periods included $18 million of amortization of a gain on the sale of two generation plants in 2002.

      Other deductions increased $5 million to $8 million in 2003. The 2003 amount included $5 million in charges related to the scaling-back of the strategic retail services business.

      Interest expense and related charges increased $37 million, or 80%, to $83 million in 2003. The increase reflects $29 million due to higher average rates, $3 million due to higher average debt levels and $5 million in amortization of the discount on the exchangeable subordinated notes issued by TXU Energy in November 2002. (The notes were subsequently exchanged by TXU Energy for exchangeable preferred membership interests.) Higher average rates were due in part to replacement of short-term borrowings with higher rate long-term debt.

      The effective income tax rate increased to 32.9% in 2003 from 30.8% in 2002. The increase was primarily due to adjustments recorded in 2002 arising from the reconciliation of the final 2001 federal income tax return to the previously recorded estimated tax provision.

      Income before cumulative effect of changes in accounting principles increased $22 million, or 10%, to $249 million in 2003. The increase was driven by the higher gross margin and the decreased SG&A expenses, partially offset by the increase in interest expense. Net pension and postretirement benefit costs reduced net income by $9 million in 2003 and $4 million in 2002.

Energy
------
Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002
-------------------------------------------------------------------

      Operating revenues increased $66 million, or 1%, to $6.3 billion in 2003. Retail and wholesale electric revenues increased $36 million, or 1%, to $6 billion, reflecting a $408 million increase due to higher average prices partially offset by a $372 million reduction due to lower sales volumes. The $408 million favorable price variance reflects increased price-to-beat rates, due to approved fuel factor increases, higher pricing in the commercial and industrial business and increased wholesale prices, all resulting from higher natural gas costs. The $372 million unfavorable volume variance reflects a 6% decline in total sales volumes on a 14% decline in retail electric sales volumes due to the effects of increased competitive activity, primarily in the commercial and industrial segment of the market, partially offset by a 17% increase in wholesale electric volumes reflecting a partial shift in the commercial and industrial customer base from retail to wholesale services. Residential and small business customer counts at September 30, 2003 declined 3% from year-end 2002. Results from portfolio management activities declined $32 million. Such results include realized and unrealized gains and losses from risk management activities, and the decline reflects the effect of market price movements on commodity contracts entered into to hedge exposures. Other revenues increased $62 million, reflecting increased activity related to a previously existing contract in the small strategic retail services business, higher late fees on accounts receivable and increased pipeline transportation and other service revenues.


      Gross Margin

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                 -------------------------------------------------
                                                                                 % of                      % of
                                                                   2003        Revenue         2002       Revenue
                                                                   ----        -------         ----       -------

Operating revenues.....................................          $ 6,304         100%        $ 6,238        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            4,043          64%          3,662         59%
     Operating costs...................................              550           9%            536          8%
     Depreciation and amortization related to generation
         assets........................................              279           4%            310          5%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $ 1,432          23%        $ 1,730         28%
                                                                 =======       =====         =======     ======

      The depreciation and amortization expense included in gross margin excludes $29 million and $32 million of such expense for the nine months ended September 30, 2003 and 2002, respectively, that is not directly related to generation property, plant and equipment.

      Gross margin decreased $298 million, or 17%, to $1.4 billion in 2003. The decrease reflected increased average costs of energy sold and lower retail sales volumes, partially offset by higher average retail and wholesale sales prices. Increased energy costs were driven by higher natural gas prices. As nuclear generation is the lowest marginal cost source of power production, average cost of energy sold was unfavorably impacted by approximately $45 million due to outages in May and July of 2003 due to a lightning strike on the transmission system and pump repairs, respectively. Higher average costs of energy sold were partially offset by a net reduction of $19 million in the retail clawback accrual as discussed above. Mark-to-market accounting for commodity contracts increased revenues and gross margin by $34 million in 2003 and decreased results by $4 million in 2002 (as compared to accounting on a settlement basis).

      Operating costs rose $14 million, or 3%, to $550 million reflecting increased activity related to a previously existing contract in the strategic retail services business. Depreciation and amortization related to generation assets decreased $31 million, or 10%, to $279 million. Of this decline, $25 million represented the effect of adjusted depreciation rates related to TXU Energy's generation fleet as discussed above.

      A decrease in depreciation and amortization (including amounts shown in the gross margin table above) of $34 million, or 10%, to $308 million in 2003 reflected adjusted depreciation rates related to TXU Energy's generation fleet as discussed above.

      SG&A expenses declined $158 million, or 25%, to $465 million in 2003. This decrease reflected cost reductions, primarily lower staffing and related administrative expenses, totaling approximately $70 million and reflecting the completion of the transition to competition in Texas and the industry-wide decline in portfolio management activities, as well as $20 million from the scaling-back of the strategic retail services operations. Lower SG&A expenses also reflected $53 million in lower bad debt expense, due to the effect of billing and collection delays experienced in 2002 in connection with the transition to competition and initiatives implemented in 2003 to reduce such expenses.

      Other income increased by $11 million to $44 million in 2003. Other income in both periods included $30 million of amortization of a gain on the sale of two generation plants in 2002. The 2003 period also included a $9 million gain on the sale of certain retail commercial and industrial gas operations.

      Other deductions increased by $5 million, or 63%, to $13 million in 2003. The 2003 amount included $5 million in charges related to the scaling-back of the strategic retail services business. Other deductions in both years included storage and other incidental expenses related to two canceled generation plant construction projects.

      Interest income declined by $5 million, or 63%, to $3 million in 2003 primarily due to lower average advances to affiliates.

      Interest expense and related charges increased $92 million, or 60%, to $246 million in 2003. The increase reflects $63 million due to higher average interest rates and fees, $14 million due to higher average debt levels and $15 million in amortization of the discount on the exchangeable subordinated notes issued in 2002. (The notes were subsequently exchanged by TXU Energy for exchangeable preferred membership interests.) Higher average rates were due in part to replacement of short-term borrowings with higher rate long-term debt.

      The effective income tax rate of 31.8% in 2003 was comparable to the 31.5% rate in 2002, reflecting the effect of the federal tax return related adjustment recorded in 2002, as discussed above, largely offset by the effect of comparable lignite depletion on lower pretax earnings in 2003.

      Income before cumulative effect of changes in accounting principles decreased $159 million, or 27%, to $438 million in 2003. The decline was driven by the decrease in gross margin and the increase in interest expense, partially offset by decreased SG&A and depreciation and amortization expenses. Net pension and postretirement benefit costs reduced net income by $27 million in 2003 and by $15 million in 2002.


Energy Delivery
---------------

Financial Results
                                                                           Three Months Ended       Nine Months Ended
                                                                               September 30,           September 30,
                                                                         ----------------------   ---------------------
                                                                            2003         2002      2003           2002
                                                                         ---------     --------   -------        ------

Operating revenues............................................            $   786       $   694     $ 2,597      $2,189

Costs and expenses:

     Cost of energy sold and delivery fees....................                 65            45         584         297

     Operating costs..........................................                221           213         652         602

     Depreciation and amortization............................                 97            83         271         246

     Selling, general and administrative expenses.............                 81            83         247         265

     Franchise and revenue-based taxes .......................                 76            77         238         236

     Other income ............................................                 (3)           (1)         (9)         (5)

     Other deductions.........................................                 --             2          --           3

     Interest income..........................................                (15)          (11)        (45)        (32)

     Interest expense and related charges ....................                 87            83         265         244
                                                                          -------       -------     -------     -------

         Total costs and expenses.............................                609           574       2,203       1,856
                                                                          -------       -------     -------     -------

Income before income taxes....................................                177           120         394         333

Income tax expense............................................                 60            42         131         113
                                                                          -------       -------     -------     -------

Net income ...................................................            $   117       $    78     $   263     $   220
                                                                          =======       =======     =======     =======

-----------------
    The Energy Delivery segment includes the electricity T&D business of Oncor and the natural gas pipeline and distribution business of TXU Gas. Both Oncor and TXU Gas are subject to regulation by Texas authorities.


Energy Delivery
---------------

Segment Highlights
                                                                     Three Months Ended      Nine Months Ended
                                                                        September 30,          September 30,
                                                                   -----------------------  ------------------
                                                                     2003          2002       2003        2002
                                                                   --------      --------   --------   ---------

Operating statistics
Delivered electricity volumes (GWh) (a)..........................  31,881        30,040      80,167      79,858
                                                                   ======      ========    ========    ========
Retail gas distribution volumes (Billion cubic feet-Bcf):
      Residential.................................................      6             6          59          57
      Commercial..................................................      7             7          38          38
      Industrial and electric generation..........................      1             1           5           5
                                                                   ------      --------    --------    --------
            Total gas sales.......................................     14            14         102         100
                                                                   ======      ========    ========    ========
Pipeline transportation volumes (Bcf).............................     97           129         275         347
                                                                   ======      ========    ========    ========

Retail gas distribution customers and electric points of
delivery (end of period  and in thousands):
     Retail gas distribution customers...........................                             1,457       1,443
     Electric points of delivery.................................                             2,920       2,902

Operating revenues (millions of dollars)
Electricity distribution:
     TXU Energy..................................................  $  441      $    438    $  1,167    $  1,252
     Non-affiliated retail electric providers....................     172           119         438         299
                                                                   ------      --------    --------    --------
            Total ...............................................     613           557       1,605       1,551
                                                                   ------      --------    --------    --------
Retail gas distribution:
     Residential.................................................      75            64         570         363
     Commercial..................................................      53            39         302         180
     Industrial and electric generation..........................      11             5          31          18
                                                                   ------      --------    --------    --------
            Subtotal ............................................     139           108         903         561
Pipeline transportation..........................................      15            20          43          48
Other revenues, net of eliminations..............................      19             9          46          29
                                                                   ------      --------    --------    --------
            Total retail gas distribution and pipeline...........     173           137         992         638
                                                                   ------      --------    --------    --------
transportation...................................................
Total operating revenues.........................................  $  786      $    694    $  2,597    $  2,189
                                                                   ======      ========    ========    ========

(a) 2002 data revised

Energy Delivery
---------------

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002
---------------------------------------------------------------------

      Operating revenues for the Energy Delivery segment increased $92 million, or 13%, to $786 million in 2003. Electricity delivery revenues increased $56 million, or 10%, to $613 million. Higher tariffs provided $22 million of this increase, reflecting transmission rate increases approved in 2003 ($14 million) and a distribution rate increase associated with the issuance of transition (securitization) bonds in August 2003 ($8 million) (see discussion under "Regulation and Rates"). The higher revenues also reflected lower unbilled revenues in 2002 of approximately $15 million resulting from billing delays associated with the transition to competition, as previously disclosed. Higher volumes, principally associated with large commercial and industrial customers, resulted in a $10 million increase in revenues. Increased disconnect/reconnect fees due primarily to new POLR rules in 2003 generated an $8 million increase in revenues. Gas delivery revenues increased $36 million, or 26%, to $173 million, reflecting $27 million due to higher gas costs, $8 million due to increased activity in the utility asset management services business and $2 million due to higher base distribution rates. The average cost of gas rose 43%, while retail gas distribution volumes were flat.

      Gross Margin
                                                                               Three Months Ended
                                                                                 September 30,
                                                                ------------------------------------------------
                                                                                % of                      % of
                                                                   2003        Revenue        2002       Revenue
                                                                   ----        -------        ----       -------

Operating revenues.....................................          $   786         100%        $   694        100%
Costs and expenses:
     Cost of gas sold..................................               65           8%             45          6%
     Operating costs...................................              221          28%            213         31%
     Depreciation and amortization related to T&D assets              93          12%             80         12%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   407          52%        $   356         51%
                                                                 =======       =====         =======     ======

      The depreciation and amortization expense included in gross margin excludes $4 million and $3 million of such expense for the three months ended September 30, 2003 and 2002, respectively, that is not directly related to delivery property, plant and equipment.

      Gross margin increased $51 million, or 14%, to $407 million in 2003. The increase was driven by higher electricity delivery margin due to the higher revenues. The increase in cost of gas sold of $20 million, or 44%, reflects the higher average gas cost. Higher operating costs of $8 million, or 4%, to $221 million reflected increased activity in the utility asset management services business of $8 million and an increase in third-party transmission costs of $8 million, partially offset by lower vegetation management and overhead distribution lines maintenance costs of $5 million.

      Depreciation and amortization (including amounts shown in the gross margin table above), increased $14 million, or 17%, to $97 million in 2003. The increase reflects $5 million in higher depreciation due to investments in delivery facilities to support growth and normal replacements of equipment and $8 million in amortization of regulatory assets associated with the issuance of securitization bonds in August 2003. The effect on revenues of the higher distribution rates associated with the issuance of securitization bonds is offset by the related amortization expense.

      SG&A expenses decreased by $2 million, or 2%, to $81 million in 2003 due primarily to lower outside services and consulting expenses of $6 million, resulting from cost reduction initiatives implemented in late 2002, and lower bad debt expense of $3 million, partially offset by higher employee benefit costs of $5 million.

      Franchise and revenue-based taxes increased $1 million, or 1%, to $76 million in 2003 reflecting higher local gross receipts taxes due to higher revenues on which this tax is based.

      Interest income increased $4 million, or 36%, to $15 million in 2003, driven by the electricity delivery operations. The increase was due primarily to higher interest reimbursements from TXU Energy of $6 million, reflecting higher carrying costs on regulatory assets, partially offset by $4 million in lower interest from TXU Energy on the excess mitigation credit note receivable due to principal repayments (see discussion under "Regulation and Rates").

      Interest expense and related charges rose by $4 million, or 5%, to $87 million in 2003. The increase reflects $9 million due to higher average interest rates on borrowings, partially offset by $4 million due to lower interest credited to electric delivery customers related to the excess mitigation credit and $1 million due to lower debt levels. The increase in average interest rates reflected the refinancing of affiliate borrowings with higher rate long-term debt issuances.

      The effective income tax rate decreased to 33.9% in 2003 from 35.0% in 2002, primarily reflecting a lower state income tax provision.

      Net income increased $39 million, or 50%, to $117 million in 2003, reflecting improved results of $30 million in the electricity delivery business and $9 million in the gas delivery business. The increase in the electricity delivery business was driven by higher revenues, partially offset by higher depreciation and interest expense. The performance in the gas delivery business reflected improved gross margin and lower interest expense. Net pension and postretirement benefit costs reduced net income by $7 million in 2003 and $4 million in 2002.

Energy Delivery
---------------

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002
-------------------------------------------------------------------

      Operating revenues for the Energy Delivery segment increased $408 million, or 19%, to $2.6 billion in 2003. Gas distribution and pipeline transportation revenues increased $354 million, or 55%, to $992 million, reflecting $308 million in higher gas costs passed on to customers, $11 million from higher base distribution rates, $13 million from higher sales volumes and $11 million from increased activity in the utility asset management services business. The average cost of gas rose 83%, while volumes increased 2% due to colder weather. Electricity delivery revenues increased $54 million, or 3%, to $1.6 billion. Higher tariffs provided $32 million of this increase, reflecting transmission rate increases approved in 2003 ($24 million) and a distribution rate increase associated with the issuance of securitization bonds in August 2003 ($8 million) (see discussion under "Regulation and Rates"), as well as $21 million in increased disconnect/reconnect fees due primarily to the new POLR rules in 2003.

      Gross Margin

                                                                                Nine Months Ended
                                                                                    September 30,
                                                                 ------------------------------------------------
                                                                                % of                       % of
                                                                   2003        Revenue         2002      Revenue
                                                                   ----        -------         ----      -------
Operating revenues.....................................          $ 2,597         100%        $ 2,189        100%
Costs and expenses:
     Cost of gas sold..................................              584          23%            297         13%
     Operating costs...................................              652          25%            602         28%
     Depreciation and amortization related to T&D assets             261          10%            238         11%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $ 1,100          42%        $ 1,052         48%
                                                                 =======       =====         =======     ======

      The depreciation and amortization expense included in gross margin excludes $10 million and $8 million of such expense for the nine months ended September 30, 2003 and 2002, respectively, that is not directly related to delivery property, plant and equipment.

      Gross margin increased $48 million, or 5%, to $1.1 billion in 2003. The increase was driven by the gas delivery business, reflecting the impact of higher volumes and base distribution rates, partially offset by higher operating expenses and higher depreciation and amortization. The increase in operating costs of $50 million, or 8%, to $652 million was driven by $24 million in higher electricity transmission costs paid to other utilities, $9 million in higher pension and other postretirement benefit costs and a $12 million increase on greater activity in the utility asset management services business.

      Depreciation and amortization (including amounts shown in the gross margin table above), increased $25 million, or 10%, to $271 million in 2003. The increase reflected higher depreciation of $15 million due to investments in delivery facilities to support growth and normal replacements of equipment and $8 million in amortization of regulatory assets associated with issuance of securitization bonds in August 2003. The effect on revenues of the higher distribution rates associated with the issuance of securitization bonds is offset by the related amortization expense.

      SG&A expenses decreased by $18 million, or 7%, to $247 million in 2003 due primarily to lower outside services and consulting expenses arising from electricity delivery cost reduction initiatives implemented in late 2002.

      Franchise and revenue-based taxes increased $2 million, or 1%, to $238 million in 2003 reflecting higher local gross receipts taxes due to higher revenues on which this tax is based.

      Interest income increased $13 million, or 41%, to $45 million in 2003. An increase in the electricity delivery business reflected higher interest reimbursements from TXU Energy of $19 million due to higher carrying costs on regulatory assets, partially offset by $12 million less interest on the excess mitigation credit note receivable due to principal repayments (see discussion under "Regulation and Rates"). Higher interest income also reflected increased undercollected gas costs.

      Interest expense and related charges rose by $21 million, or 9%, to $265 million in 2003. The increase reflected a $29 million impact of higher average interest rates, partially offset by $12 million less interest credited to REPs related to the excess mitigation credit. The change in average interest rates reflected the refinancing of affiliate borrowings in the electricity delivery business with higher rate long-term debt issuances.

      The effective income tax rate was 33.2% in 2003 and 33.9% in 2002. There were no significant unusual items impacting the effective rates.

      Net income increased $43 million, or 20%, to $263 million in 2003, reflecting improved results of $36 million in the gas delivery business and $7 million in the electricity delivery business. The performance in the gas delivery business reflected improved gross margin and lower interest expense. The increase in the electricity delivery business reflected higher revenues, partially offset by higher operating expenses and higher interest expense. Net pension and postretirement benefit costs reduced net income by $20 million in 2003 and $14 million in 2002.

Australia
---------

Financial Results

                                                                 Three Months Ended        Nine Months Ended
                                                                     September 30,            September 30,
                                                               -----------------------  ------------------------
                                                                  2003          2002      2003           2002
                                                               ---------     ---------  --------       ---------
Operating revenues.......................................       $   321       $   234     $   820     $   662

Costs and expenses:

     Cost of energy sold and delivery fees...............           153           118         382         298

     Operating costs.....................................            28            19          73          61

     Depreciation and amortization.......................            21            17          62          49

     Selling, general and administrative expenses........            30            30          73          64

     Other income .......................................            (1)           (4)          -          (2)

     Other deductions....................................             1             -           2           1

     Interest income.....................................            (1)            -          (4)          -

     Interest expense and related charges ...............            39            32         109          94
                                                                -------       -------     -------     -------

         Total costs and expenses........................           270           212         697         565
                                                                -------       -------     -------     -------

Income before income taxes ..............................            51            22         123          97

Income tax expense.......................................             8             6          27          20
                                                                -------       -------     -------     -------

Net income ..............................................       $    43       $    16     $    96     $    77
                                                                =======       =======     =======     =======



Australia
---------
Segment Highlights
                                                                 Three Months Ended     Nine Months Ended
                                                                    September 30,          September 30,
                                                              ----------------------   -------------------
                                                                 2003          2002       2003        2002
                                                              ---------     --------   ---------  ---------

Operating Statistics
Retail electricity sales volumes (GWh)....................      2,337         2,026       6,142       5,062
Retail  gas sales volumes (Bcf)...........................         22            21          50          52
Wholesale electricity sales volumes (GWh).................        423         1,051       1,419       2,371

Retail customers and points of delivery
  (end of period and in thousands):
     Electric.............................................                                  556         536
     Gas..................................................                                  484         434
                                                                                         ------      ------
               Total customers............................                                1,040         970
                                                                                         ======      ======
     Electricity distribution points of delivery..........                                  557         545
     Gas distribution points of delivery..................                                  477         463
                                                                                         ------      ------
               Total points of delivery...................                                1,034       1,008
                                                                                         ======      ======

Operating revenues (millions of dollars)
Retail electric:
     Residential..........................................     $   84        $   66      $  211      $  165
     Commercial and industrial............................         80            58         234         157
                                                               ------        ------      ------      ------
             Total........................................        164           124         445         322
                                                               ------        ------      ------      ------
Electricity delivery......................................         14            10          41          28
                                                               ------        ------      ------      ------
Retail gas sales:
     Residential (a)......................................         93            43         160          71
     Commercial and industrial............................         22            17          69          69
                                                               ------        ------      ------      ------
             Total........................................        115            60         229         140
                                                               ------        ------      ------      ------
Gas distribution..........................................         17            12          34          27
Wholesale electric revenues...............................          8            16          33          48
Portfolio management activities and other revenues........          3            12          38          97
                                                               ------        ------      ------      ------
             Total operating revenues.....................     $  321        $  234      $  820      $  662
                                                               ======        ======      ======      ======

(a) Growth reflected a former agency arrangement for certain customers, which converted to a direct sales relationship in late 2002, with revenue in 2002 representing the service fee. Reported volumes for 2003 and 2002 are comparable.

Australia
---------

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002
--------------------------------------------------------------------

      The Australia segment's operating revenues increased $87 million, or 37%, to $321 million in 2003. Of this increase, $46 million represented the translation effect of the stronger Australian dollar. The balance of the growth was driven by an increase in retail gas revenues of $43 million, or 71%, and higher retail electricity revenues of $14 million, or 12% (both on a constant exchange rate basis). Retail gas revenue growth in 2003 included a $22 million effect of certain service fee based customers converting from an agency arrangement to direct customers in October of 2002, resulting in an increase in revenues and cost of energy sold. Retail gas revenue growth also reflected a 5% increase in sales volumes, due primarily to colder winter weather and increased number of residential customers. Retail electricity sales volumes rose 15%, driven by an increase in commercial/industrial customer accounts. Wholesale power revenues declined $11 million, or 69%, on a constant exchange rate basis due to lower volumes generated and sold into the wholesale markets and lower wholesale market prices. Results from portfolio management activities decreased due to the effects of lower wholesale prices and decreased price volatility.

      Gross Margin
                                                                                Three Months Ended
                                                                                    September 30,
                                                                 -------------------------------------------------
                                                                                 % of                      % of
                                                                   2003        Revenue          2002      Revenue
                                                                   ----        -------          ----      -------
Operating revenues.....................................          $   321         100%        $   234        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............              153          47%            118         51%
     Operating costs...................................               28           9%             19          8%
     Depreciation and amortization related to operating
         assets........................................               19           6%             15          6%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   121          38%        $    82         35%
                                                                 =======       =====         =======     ======

     The depreciation and amortization expense included in gross margin excludes $2 million of such expense for the three months ended September 30, 2003 and 2002, respectively, that is not directly related to generation and delivery property, plant and equipment.

     Australia's gross margin increased $39 million, or 48%, to $121 million in 2003. On a local currency basis, margins improved 20%, driven by the higher retail gas and electricity volumes and lower purchased power costs, partially offset by decreased wholesale electricity sales margins and lower results from portfolio management activities. Wholesale power prices have declined 36% from 2002 levels. Lower wholesale prices in 2003 favorably affected comparisons of retail operations but unfavorably affected comparisons of wholesale activities. Operating costs increased 24% on a local currency basis, reflecting higher delivery maintenance costs due to severe weather and wildfires, as well as increased employee benefits costs. Mark-to-market accounting for commodity contracts decreased revenues and gross margin by $13 million in 2003 and $8 million in 2002 (as compared to accounting on a settlement basis).

      Australia's SG&A expenses in 2003 were unchanged, but on a local currency basis, decreased 14%, primarily due to start-up expenses incurred in 2002 related to the Australia segment's involvement in a joint venture to construct a gas pipeline.

      Australia's interest expense and other charges increased $7 million, or 22%, to $39 million in 2003. On a local currency basis, interest expense and other charges declined 1%, reflecting lower debt levels.

      The effective income tax rate was 16% in 2003 compared to 27.3% in 2002, reflecting a $5 million deferred tax adjustment relating to prior years recorded in the third quarter 2003.

      Australia's net income increased to $43 million in 2003 from $16 million in 2002, reflecting the higher gross margin, a $7 million favorable effect of the stronger Australian dollar and the lower effective tax rate. Net pension and postretirement benefit costs reduced net income by less than $1 million in both 2003 and 2002.

Australia
---------
Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002
------------------------------------------------------------------

      The Australia segment's operating revenues increased $158 million, or 24%, to $820 million in 2003. Of this increase, $115 million represented the translation effect of the stronger Australian dollar. The balance of the growth was driven by an increase in retail gas revenues of $63 million, or 45%, and higher retail electricity revenues of $69 million, or 21% (both on a constant exchange rate basis). Retail gas revenue growth in 2003 included a $42 million effect of certain service fee based customers converting from an agency arrangement to direct customers in October of 2002, resulting in an increase in revenues and cost of energy sold. Retail gas revenue growth also reflected higher average prices. Retail electricity sales volumes rose 21%, driven by an increase in commercial/industrial customer accounts. Wholesale power revenues declined $22 million, or 47%, on a constant exchange rate basis due to lower volumes generated and sold into the wholesale markets and lower wholesale market prices. Portfolio management results decreased $66 million on a constant exchange rate basis, reflecting the impact of a $30 million gain in 2002 on the termination of a wholesale power contract and the effects of lower wholesale prices and decreased price volatility.

      Gross Margin
                                                                                Nine Months Ended
                                                                                    September 30,
                                                                 -----------------------------------------------
                                                                                 % of                      % of
                                                                   2003        Revenue          2002      Revenue
                                                                   ----        -------          ----      -------
Operating revenues.....................................          $   820         100%        $   662        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............              382          46%            298         45%
     Operating costs...................................               73           9%             61          9%
     Depreciation and amortization related to operating
         assets........................................               55           7%             45          7%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   310          38%        $   258         39%
                                                                 =======       =====         =======     ======

     The depreciation and amortization expense included in gross margin excludes $7 million and $4 million of such expense for the nine months ended September 30, 2003 and 2002, respectively, that is not directly related to generation and delivery property, plant and equipment.

     Australia's gross margin improved $52 million, or 20%, to $310 million in 2003. On a local currency basis, margins increased 1%. Excluding the gain in 2002 on the wholesale power contract termination, gross margin on a local currency basis rose 15%, driven by increased retail electric and gas sales volumes and lower purchased power costs, partially offset by higher gas purchase costs, lower wholesale electric sales margins and lower results from portfolio management activities. Wholesale power prices have declined 31% from 2002 levels. Lower wholesale prices in 2003 favorably affected comparisons of retail operations but unfavorably affected comparisons of wholesale activities. Operating costs increased 3% on a local currency basis. Depreciation and amortization related to operating assets increased 6% on a local currency basis, reflecting expenditures for electricity delivery and production assets to support growth. Mark-to-market accounting for commodity contracts decreased revenues and gross margin by $19 million in 2003, and increased results in 2002 by $10 million (as compared to accounting on a settlement basis).

      Australia's SG&A expenses rose $9 million, or 14%, to $73 million in 2003. On a local currency basis, SG&A expenses decreased 1%, as increased staffing expenses to support retail competition activities in newly competitive markets were more than offset by the effect of start-up expenses incurred in 2002 related to the Australia segment's involvement in a joint venture to construct a gas pipeline.

      Australia's interest income increased to $4 million in 2003 from none in 2002. The increase primarily reflected interest received on restricted cash to support funding of construction of a natural gas pipeline project.

      Australia's interest expense and other charges increased $15 million, or 16%, to $109 million in 2003. On a local currency basis, interest expense and other charges declined 3%, reflecting lower debt levels.

      The effective income tax rate was 22.0% in 2003 compared to 20.6% in 2002. The increase reflects the non-taxable nature of the 2002 contract termination gain, partially offset by an adjustment relating to prior years recorded in the third quarter of 2003 and the utilization of a capital loss carryforward in the second quarter of 2003.

      Australia's net income rose $19 million, or 25%, to $96 million in 2003. This increase reflected a $15 million favorable effect of the stronger Australian dollar. Improved retail margins were partially offset by the $30 million (pre and after-tax) effect of the contract termination gain in 2002. On a local currency basis and excluding the effect of the contract termination gain, Australia's net income rose 40%. Net pension and postretirement benefit costs reduced net income by $1 million in 2003 and 2002.

COMPREHENSIVE INCOME - Continuing Operations

      Activities reported in other comprehensive income from continuing operations were as follows:

                                                               Three Months Ended       Nine Months Ended
                                                                  September  30,          September 30,
                                                              ----------------------   --------------------
                                                                2003          2002       2003         2002
                                                              --------      --------    -------     -------
Cash flow hedge activity:
Net change in fair value of hedges - gains/(losses):
    Commodities........................................      $    (24)     $    (12)   $   (127)   $    (55)
    Financing - interest rate and currency swaps.......             4           (83)        (77)       (159)
                                                             --------      ---------   ---------   ---------
                                                                  (20)          (95)       (204)       (214)
Losses realized in earnings:
    Commodities........................................            44            16         114          16
    Financing - interest rate and currency swaps.......            20            16         103          58
                                                             --------      --------    --------   ---------
                                                                   64            32         217          74

Net effect of cash flow hedges.........................            44           (63)         13        (140)
                                                             --------      ---------   --------    ---------

Cumulative foreign currency exchange adjustments.......            19           (29)        180          44
                                                             --------      ---------   --------    --------

Other comprehensive income (loss) net of tax effects...      $     63      $    (92)   $    193    $    (96)
                                                             ========      =========   ========    =========

     Gains and losses on cash flow hedges are realized in earnings as the underlying hedged transactions are settled. Foreign currency translation adjustments primarily reflect the movement in exchange rates between the US dollar and the Australian dollar and have no tax effects.

FINANCIAL CONDITION

Liquidity and Capital Resources

      For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Corp.'s 2002 Form 8-K. No significant changes or events that might affect the financial condition of TXU Corp. have occurred subsequent to year-end other than as disclosed herein.

      Cash Flows -- Cash flows provided by operating activities for the nine months ended September 30, 2003, totaled $2.0 billion compared to $1.0 billion for 2002. The increase in cash flows provided by operating activities in 2003 of $1.0 billion reflected a number of factors. The principal drivers of the increase were improved working capital (accounts receivable, accounts payable and inventories) of $705 million, which primarily reflects the effect of billing and collection delays in 2002 associated with the transition to competition and includes $129 million in increased funding under the accounts receivable sale program, as well as the receipt of an income tax refund of $616 million, primarily related to tax benefits associated with the write-off of the investment in Europe. These items were partially offset by lower cash earnings (net income adjusted for the significant noncash items identified in the statement of cash flows) of $181 million and payments of $102 million related to counterparty default events and the termination and liquidation of those outstanding positions.

      Cash flows used in financing activities were $1.6 billion in 2003 and $135 million in 2002. Net cash used in issuances and repayments of borrowings totaled $1.4 billion in 2003 compared to $325 million in 2002. Net retirements of equity securities totaled $64 million in 2003, while issuances of equity securities totaled $717 million in 2002. Common stock dividends paid totaled $120 million in 2003 and $481 million in 2002.

      Cash flows used in investing activities totaled $1.4 billion in 2003 and $400 million in 2002. Capital expenditures declined to $640 million in 2003 from $733 million in 2002 as a result of lower developmental spending. Capital expenditures are expected to total $1.1 billion in 2003. The buyout of the joint venture partner's interests in Pinnacle in 2003 totaled $150 million. The sale of certain retail gas operations in 2003 provided $15 million. Proceeds from asset sales in 2002 of $445 million included the sale of two generation plants in Texas. Investment in a collateral trust associated with a credit facility totaled $525 million in 2003.

      Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $57 million. This difference represents amortization of nuclear fuel, which is reported as cost of energy sold in the statement of income consistent with industry practice, and amortization of certain regulatory assets, which is reported as operating costs in the statement of income.

Financing Activities

      Capitalization -- The capitalization ratios of TXU Corp. at September 30, 2003, consisted of 7.4% equity-linked debt securities, 3.3% exchangeable preferred membership interests, 57% other long-term debt, less amounts due currently, 2.6% trust securities, 0.6% preferred stock of subsidiaries, 1.5% preference stock and 27.6% common stock equity.

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

      Credit Facilities -- At September 30, 2003, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of approximately $6 million and commercial paper of $34 million (all in Australia). At December 31, 2002, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of approximately $2.3 billion (predominantly all in the US) at a weighted average interest rate of 2.6% and commercial paper of $18 million (all in Australia).

      At September 30, 2003, TXU Corp. and its subsidiaries had credit facilities (some of which provide for long-term borrowings) as follows:

                                                                                          At September 30, 2003
                                                                           --------------------------------------------------
                                                        Authorized          Facility    Letters of     Cash
Facility                               Expiration Date   Borrowers             Limit       Credit    Borrowings   Availability
--------                               ---------------   ---------             -----       ------    ----------   ------------
                                                                                                                       (b)

Five-Year Revolving Credit Facility    February 2005     US Holdings          $ 1,400      $  266      $   --       $1,134
Revolving Credit Facility              February 2005     TXU Energy, Oncor        450           4          --          446
Three-Year Revolving Credit Facility   May 2005          US Holdings (a)          400          --          --          400
Five-Year Revolving Credit Facility    August 2008       TXU Corp.                500          --          --          500
                                                                              -------      ------      ------       ------
      Total US                                                                $ 2,750      $  270      $   --       $2,480
                                                                              =======      ======      ======       ======

Senior Facility (b)                    October 2004      TXU Australia        $ 1,185      $   --      $  931       $  237
Working Capital Facility               October 2003      TXU Australia             67          --           6           61
Standby Facility (b)                   December 2003     TXU Australia             17          --          --           --
                                                                              -------      ------      ------       ------
      Total Australia                                                         $ 1,269      $   --      $  937       $  298
                                                                              =======      ======      ======       ======

(a) previously TXU Corp.
(b) Commercial paper borrowings totaling $34 million at September 30, 2003 were supported by the Standby Facility ($17 million) and the Senior Facility ($17 million).

      Through April 2003, TXU Corp. and its US subsidiaries repaid $2.3 billion in cash borrowings outstanding as of December 31, 2002 under available credit facilities.

      In August 2003, TXU Corp. entered into a $500 million 5-year revolving credit facility with LOC 2003 Trust, a special purpose, wholly-owned subsidiary of TXU Corp. (LOC Trust). LOC Trust, in turn, entered into a $500 million 5-year secured credit facility with a group of lenders. TXU Corp. capitalized LOC Trust with approximately $525 million of cash, which the lenders have invested in permitted investments as directed by LOC Trust. LOC Trust's assets, including the investments, constitute collateral for the benefit of the lenders to secure issuances of letters of credit or loans, and are owned by LOC Trust. During the term of the facility, LOC Trust is required to maintain collateral in an amount equal to 105% of the commitments under the secured facility. TXU Corp. may request up to $500 million of letters of credit or up to $250 million of loans from LOC Trust, subject in the aggregate to its $500 million commitment, for the benefit of TXU Corp. and its subsidiaries, which may be provided through issuances of letters of credit or loans by the lenders. LOC Trust's assets are not available to satisfy claims of creditors of TXU Corp. or its subsidiaries. However, LOC Trust may terminate all or a portion of the secured facility at any time and request the release of any collateral not required to secure outstanding letters of credit or loans, if any, from the lenders. LOC Trust is included in the consolidated financial statements of TXU Corp. solely to comply with GAAP.

      In April 2003, the $450 million revolving credit facility was established for TXU Energy and Oncor. This facility will be used for working capital and other general corporate purposes, including letters of credit, and replaced a $1 billion 364-day revolving credit facility that expired in April 2003. Up to $450 million of letters of credit may be issued under the facility.

      Since December 31, 2002, TXU Corp. elected to cancel $250 million in other US credit facility capacity in response to changing liquidity needs.

      The US Holdings, TXU Energy and Oncor facilities provide back-up for any future issuance of commercial paper by TXU Energy and Oncor. At September 30, 2003, there was no such outstanding commercial paper.

      The $1.4 billion facility provides for up to $1.0 billion in letters of credit.

      In addition to providing back-up of commercial paper issuance by TXU Energy and Oncor, the US facilities above are for general corporate and working capital purposes, including providing collateral support for TXU Energy portfolio management activities.

      Long-Term Debt -- During the nine months ended September 30, 2003, TXU Corp. and its subsidiaries issued, redeemed, reacquired or made scheduled principal payments on long-term debt as follows:

                                                         Issuances Retirements
                                                         --------- -----------
TXU Corp.:
      Convertible senior notes ......................      $  525      $    -
      Senior notes ..................................           -         323
      Other long-term debt ..........................           -          97

Oncor:
      First mortgage bonds...........................           -         663
      Medium term notes..............................           -          15
      Transition bonds...............................         500           -

TXU Gas:
      Senior notes...................................           -         125

TXU Energy:
      Fixed rate senior notes........................       1,250          72
      Pollution control revenue bonds................         148         148
      Other long-term debt...........................           2           -

US Holdings:
      Other long-term debt...........................           -           2

Pinnacle:
      Senior notes...................................           -         140

TXU Australia:
      Long-term debt.................................          24         120
                                                           ------      ------

       Total.........................................      $2,449      $1,705
                                                           ======      ======

      See Note 4 to Financial Statements for further detail of debt issuance and retirements.

      Pinnacle Telecommunications Business-- See Notes 1 and 3 to Financial Statements for a discussion of the sale and a summary of assets and liabilities associated with Pinnacle.

      Sale of Receivables -- TXU Corp. participates in an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. In September 2003, the maximum amount of undivided interests that could be sold by TXU Receivables Company was increased by $100 million to $700 million. In November 2003, this amount decreased to $600 million.

      All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid that was funded by the sale of the undivided interests.

      The discount from face amount on the purchase of receivables funds a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of TXU Corp., as well as program fees paid by TXU

Receivables Company to the financial institutions. The servicing fee, which totaled $7 million and $6 million for the nine month periods ended September 30, 2003 and 2002, respectively, compensates TXU Business Services Company for its services as collection agent, including maintaining the detailed accounts receivable collection records. The program fees paid to financial institutions, which consist primarily of interest costs on the underlying financing, were $8 million and $11 million for the nine-month periods ending September 30, 2003 and 2002, respectively, and approximated 2.4% of the average funding under the program on an annualized basis in each period; these fees represent the net incremental costs of the program to the originators and are reported in SG&A expenses.

      The September 30, 2003 balance sheet reflects funding under the program of $700 million, through sale of undivided interests in receivables by TXU Receivables Company, related to $1.5 billion face amount of trade accounts receivable of TXU Energy, TXU Gas and Oncor. Funding under the program increased $229 million for the nine month period ended September 30, 2003, primarily due to the program capacity increase of $100 million and the effect of improved collection trends. Funding under the program for the nine month period ended September 30, 2002 increased $100 million. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows.

      Upon termination of the program, cash flows to TXU Corp. would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests sold instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days.

      In June 2003, the program was amended to provide temporarily higher delinquency and default compliance ratios and temporary relief from the loss reserve formula, which allowed for increased funding under the program. The June amendment reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition. In August 2003, the program was amended to extend the term to July 2004, as well as to extend the period providing temporarily higher delinquency and default compliance ratios through December 31, 2003.

      Contingencies Related to Sale of Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

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

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customers' switching and billing data. The billing delays have been resolved but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new POLR rules by the Commission and strengthened credit and collection policies and practices have brought the ratios into consistent compliance with the program.

      Under terms of the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios (or supply a parent guarantor that meets the ratio requirements). The failure by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate. Prior to the August 2003 amendment extending the program, originator eligibility was predicated on the maintenance of an investment grade credit rating.


      Credit Ratings of TXU Corp. and its US and Australian Subsidiaries -- The current credit ratings for TXU Corp. and certain of its US and Australian subsidiaries are presented below:

                     TXU Corp.        US Holdings      Oncor      TXU Energy          TXU Gas         TXU Australia
                 ---------------   ----------------- --------  ------------------ ----------------   ----------------
                 (Senior Unsecured)(Senior Unsecured)(Secured) (Senior Unsecured) (Senior Unsecured)(Senior Unsecured)
      S&P...........   BBB-              BBB-           BBB          BBB                BBB              BBB
      Moody's.......   Ba1               Baa3           Baa1         Baa2               Baa3             Baa2
      Fitch.........   BBB-              BBB-           BBB+         BBB                BBB-             BBB-

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

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of TXU Corp. contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. TXU Energy's preferred membership interests (formerly subordinated notes) also limit its incurrence of additional indebtedness unless a leverage ratio and interest coverage test are met on a pro forma basis. As of September 30, 2003, TXU Corp. and its subsidiaries were in compliance with all such applicable covenants.

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

 Credit Rating Provisions
 ------------------------

      In the event of a decline in the credit rating for TXU Corp.'s unsecured, senior long-term obligations to two notches below investment grade (i.e., to or below 'BB' by S&P or Fitch or 'Ba2' by Moody's), coupled with a decline in the market price of TXU Corp. common stock below $21.93 per share for ten consecutive trading days, TXU Corp. would be required to sell equity or otherwise raise cash proceeds sufficient to repay Pinnacle's senior secured notes ($670 million outstanding at September 30, 2003). The market price of TXU Corp.'s common stock is above the stated level.

      TXU Energy has provided a guarantee of the obligations under TXU Corp.'s lease (approximately $130 million at September 30, 2003) for its headquarters building. In the event of a downgrade of TXU Energy's credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such ratings decline.

      TXU Energy has entered into certain commodity contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request TXU Energy to post collateral in the event that its credit rating falls below investment grade.

      Based on its current commodity contract positions, if TXU Energy were downgraded below investment grade by any specified rating agency, counterparties would have the option to request TXU Energy to post additional collateral of approximately $112 million.

      In addition, TXU Energy has a number of other contractual arrangements where the counterparties would have the right to request TXU Energy to post collateral if its credit rating was downgraded below investment grade by all three rating agencies. The amount TXU Energy would post under these transactions depends in part on the value of the contracts at that time. As of September 30, 2003, based on current market conditions, the maximum TXU Energy would post for these transactions is $230 million.

      TXU Energy is also the obligor on leases aggregating $163 million. Under the terms of those leases, if TXU Energy's credit rating was downgraded to below investment grade by any specified rating agency, TXU Energy could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the leases.

      ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy's credit rating was downgraded to below investment grade by any specified rating agency, TXU Energy could be required to post collateral of approximately $24 million.

      In the event that TXU Australia's credit rating was downgraded to below investment grade, there are cross currency swaps and interest rate swaps in effect with banks who have the right to terminate the swaps. These contracts are currently out of the money by $6.5 million on a net basis.

      TXU Australia has several contracts that may require additional guarantees or cash collateral totaling approximately $54 million if its credit rating was downgraded to below investment grade, or if there was a material adverse change in its financial condition.

Cross Default Provisions
------------------------

      Certain financing arrangements of TXU Corp. contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross default under the $1.4 billion US Holdings five-year revolving credit facility, the $400 million US Holdings credit facility, the $68 million US Holdings letter of credit reimbursement (which is no longer outstanding as of October 1, 2003) and credit facility agreement and $30 million of TXU Mining senior notes (which have a $1 million threshold).

      A default by TXU Energy or Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default for such party under the TXU Energy/Oncor $450 million revolving credit facility. Under this credit facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy, but not as to Oncor. Also, under this credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facility as to Oncor, but not as to TXU Energy.

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

      TXU Corp.'s 6% Notes due 2003 to 2004, which are held by the Pinnacle Overfund Trust, and Pinnacle's 8.83% Senior Secured Notes due 2004, reported in liabilities of the telecommunications holding company (see Note 3), contain cross default provisions relating to a failure to pay principal or interest on indebtedness of TXU Corp. or TXU Communications Ventures Company (in the case of the 8.83% Senior Secured Notes due 2004) in a principal amount of $50 million or above.

      TXU Energy has entered into certain mining and equipment leasing arrangements aggregating $122 million that would terminate upon the default of any other obligations of TXU Energy owed to the lessor. In the event of a default by TXU Mining, a subsidiary of TXU Energy, on indebtedness in excess of $1 million, a cross default would result under the $31 million TXU Mining leveraged lease and the lease would terminate.

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

      Equity - The Board of Directors of TXU Corp., at its February 2003 meeting, declared a quarterly dividend of $0.125 a share, payable April 1, 2003, to shareholders of record on March 7, 2003. At its May 2003 meeting, the Board of Directors of TXU Corp. declared a quarterly dividend of $0.125 a share, payable on July 1, 2003, to shareholders of record on June 6, 2003. At its August 2003 meeting, the Board of Directors of TXU Corp. declared a quarterly dividend of $0.125 a share, payable on October 1, 2003, to shareholders of record on September 5, 2003. Future dividends may vary depending upon TXU Corp.'s profit levels, operating cash flows and capital requirements as well as financial and other business conditions existing at the time.

OFF BALANCE SHEET ARRANGEMENTS

      With the acquisition of the other partner's interest in Pinnacle in May 2003 (see Note 1), the only remaining significant off balance sheet arrangement consists of the sale of receivables program. See discussion above under Sale of Receivables.

COMMITMENTS AND CONTINGENCIES

      Consistent with industry practices, TXU Energy has decided to replace the four steam generators in one of the two generation units of the Comanche Peak nuclear plant in order to maintain the operating efficiency of the unit. An agreement for the manufacture and delivery of the equipment was completed in October 2003, and delivery is scheduled for late 2006. Estimated project capital requirements, including purchase and installation, are $175 million to $225 million. Cash outflows are expected to occur in 2004 through 2007, with the significant majority after 2004.

      See Note 7 to Financial Statements for a discussion of contingencies.

REGULATION AND RATES

      In October 2003, TXU Corp. received an informal request for information from the US Commodity Futures Trading Commission (CFTC) seeking voluntary production of information concerning disclosure of price and volume information furnished by TXU Portfolio Management Company LP to energy industry publications. The request seeks information for the period from January 1, 1999 to the present. TXU Corp. intends to cooperate with the CFTC, and the Company is preparing to respond to such information request. While TXU Corp. is just beginning to compile the data requested, TXU Corp. believes that TXU Portfolio Management Company LP has properly reported such information to industry publications.

      1999 Restructuring Legislation and Settlement Plan -- On December 31, 2001, US Holdings filed the Settlement Plan with the Commission. It resolved all major pending issues related to US Holdings' transition to electricity competition pursuant to the 1999 Restructuring Legislation. The Settlement provided for in the Settlement Plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related fuel adjustments. The Settlement was approved by the Commission in June 2002 and has become final.

      Excess Mitigation Credit -- Beginning in 2002, Oncor began implementing an excess stranded cost mitigation credit designed to result in a $350 million, plus interest, credit (reduction) applied to delivery fees billed to REPs (including TXU Energy) applied over a two-year period ending December 31, 2003. The $350 million credit has been funded by TXU Energy through payments on a note payable to Oncor. The actual amount of this credit is now expected to exceed $350 million as delivery volumes are anticipated to be higher than initially estimated. As a result, TXU Energy's earnings for the year 2003 are expected to be reduced by approximately $19 million ($12 million after-tax), reflected as an increase in TXU Energy's cost of energy sold and delivery fees. This effect is net of TXU Energy's portion of the additional credit.

      Regulatory Asset Securitization -- In accordance with the Settlement, Oncor received a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to recover regulatory assets and related transaction costs. The Settlement provides that there can be an initial issuance of securitization bonds in the amount of up to $500 million, which was completed in August of 2003, followed by a second issuance of the remainder expected in the first quarter of 2004. The Settlement resolves all issues related to regulatory assets and liabilities. On August 28, 2003, Oncor began billing REPs a transition charge associated with the issuance of $500 million in securitization bonds. The transition charge is designed to recover the securitization bond principal and interest, as well as related transaction costs. A total of $8 million of such transition charge revenues are reflected in Oncor's revenues for the three months ended September 30, 2003. Increased revenues on an annualized basis associated with this transition charge are estimated to be $54 million.

      Retail Clawback Credit -- This provision of the 1999 Restructuring Legislation and the Settlement Plan provides for a reduction in delivery fees charged to REPs if certain thresholds are not achieved in the competitive markets. Oncor will provide the credit to REPs, but TXU Energy will fund the credit. If TXU Energy retains more than 60% of its historical residential and small commercial power consumption after the first two years of competition, the amount of the retail clawback credit will be equal to the number of residential and small commercial customers retained by TXU Energy in its historical service territory on January 1, 2004, less the number of new customers TXU Energy has added outside of its historical service territory as of January 1, 2004, multiplied by $90. This determination is to be made separately for the residential and small commercial classes. The credit will be applied to delivery fees billed by Oncor to REPs, including TXU Energy, over a two-year period beginning January 2004. Under the settlement agreement, TXU Energy will make a compliance filing with the Commission reflecting customer count as of January 1, 2004. In the fourth quarter of 2002, TXU Energy recorded a $185 million ($120 million after-tax) charge for the retail clawback, which represented the best estimate of the amount to be funded to Oncor over the two-year period.

      For purposes of this report, the Commission rules adjust the total historical load to remove load for those individual small commercial customers who now use more than 1,000 kilowatts, and for those customers in which the aggregate use of all their affiliates under common control is more than 1,000 kilowatts and have contracted with Oncor's affiliated REP, TXU Energy. The calculations do not take into account the small commercial load that TXU Energy has gained outside of the Oncor service territory. Also the report filed by Oncor does not address the residential category where a significantly smaller percentage of the load is served by REPs other than TXU Energy.

      On September 30, 2003, Oncor reported to the Commission that more than 40% of the total historical small commercial customer load, as adjusted pursuant to Commission rules, in its service territory was being served by REPs other than TXU Energy. Although the Commission is required by law and its own rules to review and approve or reject Oncor's petition within 30 days after filing, on October 28, 2003, it referred this case to the State Office of Administrative Hearings. When the Commission determines that Oncor has met the 40% threshold target, TXU Energy will be able to offer additional pricing alternatives to this class of customer. During the third quarter of 2003, TXU Energy reduced its retail clawback accrual by $19 million, principally as a result of the expectation that the 40% threshold had been met.

      Price-to-Beat Rates - The 1999 Restructuring Legislation provides that an affiliated REP may request that the Commission adjust its price-to-beat fuel factor not more than twice a year if the affiliated REP demonstrates that the existing fuel factor does not adequately reflect significant changes in the market price of natural gas and purchased energy used to serve retail customers. The Commission's rules further provide that an affiliated REP may request that the Commission adjust the price-to-beat fuel factor upward or downward. Neither the law nor the Commission's rules give the Commission or any other entity the right to file a petition seeking to require an affiliated REP to increase or decrease its price-to-beat fuel factor.

      Under amended Commission rules, effective in April 2003, affiliated REPs of utilities are allowed to petition the Commission for an increase in the fuel factor component of their price-to-beat rates if the average price of natural gas futures increases more than 5% (10% if the petition is filed after November 15 of any year) from the level used to set the existing price-to-beat fuel factor rate.

      -- In January 2003, TXU Energy filed a request with the Commission under the prior rules to increase the fuel factor component of its price-to-beat rates. This request was approved and became effective in early March 2003. As a result, average monthly residential bills rose approximately 12%. Appeals of the Commission's Order were filed by three parties and are currently pending in the Travis County, Texas District Court.

      -- On July 23, 2003, TXU Energy filed another request with the Commission to increase the fuel factor component of its price-to-beat rates. This request was approved and became effective in late August 2003. The change raised the average monthly residential electric bill of a customer using an average of 1,000 kilowatt-hours by 3.7 percent, or $3.61 per month. This rate change increases TXU Energy's revenues by approximately $180 million ($65 million for the remainder of 2003) on an annualized basis. Appeals of the Commission's order have been filed and are currently pending in the Travis County, Texas District Court.

      Wholesale market design - On August 7, 2003, the Commission adopted a rule that, if fully implemented, would alter the wholesale market design in ERCOT. The rule requires ERCOT:
       o to use a stakeholder process to develop a new wholesale market model;
       o to operate a voluntary day-ahead energy market;
       o to use a stakeholder process to develop a new wholesale market model;
       o to directly assign all congestion rents to the resources that caused the congestion;
       o to use nodal energy prices for resources;
       o to provide information for energy trading hubs by aggregating nodes;
       o to use zonal prices for loads; and
       o to provide congestion revenue rights (but not physical rights).

      Under the rule, the proposed market design and associated cost-benefit analysis is to be filed with the Commission by November 1, 2004 and is to be implemented by October 1, 2006. TXU Energy is unable to predict the cost or impact of implementing any proposed change to the current wholesale market design.

      Transmission Rates -- In May 2003, the Commission approved an increase in Oncor's wholesale transmission tariffs (rates) charged to distribution utilities that became effective immediately. In August 2003, the Commission approved an increase in the transmission cost recovery component of Oncor's distribution rates charged to REPs (including TXU Energy). This increase was effective for billings resulting from meter readings on or after September 1, 2003. The combined effect of the increases in both the transmission and distribution rates is an estimated $44 million of incremental revenues to Oncor on an annualized basis. With respect to the impact on TXU Corp.'s consolidated results, the higher distribution rates result in reduced margin on TXU Energy's sales to those retail customers with pricing that does not provide for recovery of higher delivery fees, principally price-to-beat customers.

      Gas Distribution Rates - TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. In July and August of 2001, TXU Gas filed two cases with the RRC, a gas cost review and a gas cost reconciliation, covering the period between November 1997 and June 2001, seeking to recover $29 million of under-recovered gas costs. On August 6, 2002, a partial settlement was approved by the RRC authorizing TXU Gas to recover $18 million of this amount, which has been recovered through a surcharge, while $11 million in under-recovered gas costs remains pending.

      On May 23, 2003, TXU Gas filed a system-wide rate case for the TXU Gas Distribution and TXU Lone Star Pipeline operations. The case was filed in all 437 cities served by TXU Gas Distribution and at the RRC for TXU Lone Star Pipeline and unincorporated cities. The RRC assigned the case Gas Utilities Docket 9400. TXU Gas is seeking an annual revenue increase of $69.5 million or 7.24% overall. TXU Gas has appealed the cases filed with the 437 incorporated cities over TXU Gas Distribution rates to the RRC. Twelve parties have intervened in the case. Based on the current procedural schedule, TXU Gas expects a final order from the RRC in May 2004.

      In August 2003, TXU Gas filed its annual gas cost reconciliation for the twelve month period ending June 30, 2003 with the RRC and the incorporated cities served by TXU Gas. TXU Gas reconciled $797 million of gas costs. Including interest and prior period adjustments, TXU Gas under-recovered $6 million of gas costs which will be recovered via a surcharge for nine months starting October 2003.

      Australia -- The distribution tariffs for electricity until December 31, 2005, and for gas until December 31, 2007, are determined by the Essential Services Commission. According to the determination, the gas distribution tariffs were increased by 2.2% for 2003. Each subsequent year, the gas distribution tariffs are to increase by 0.8% plus Consumer Price Index (CPI) increase. The electricity distribution tariffs are to increase by the CPI, less 1% each year.

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

      In South Australia, the residential energy market has been competitive since January 2003, although the residential and small business energy prices offered by incumbent retailers are still regulated and determined by the South Australian government. TXU Australia entered into this market in March 2003.

      Summary -- Although TXU Corp. cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in the 2002 Form 8-K and this report, which might significantly alter its basic financial position, results of operations or cash flows.

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

      ERCOT is the independent system operator that is responsible for maintaining reliable operation of the bulk electric power supply system in the ERCOT region. Its responsibilities include the clearing and settlement of electricity volumes and related ancillary services among the various participants in the deregulated Texas market. Because of new processes and systems associated with the opening of the market to competition, which continue to be improved, there have been delays in finalizing these settlements. As a result, TXU Corp. is subject to settlement adjustments from ERCOT related to prior periods, which may result in charges or credits impacting future reported results of operations.

      TXU Corp.'s businesses operate in changing market environments influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. TXU Corp. will need to adapt to these changes and may face increasing competitive pressure.

      TXU Corp.'s US businesses are subject to changes in laws (including the Texas Public Utility Regulatory Act, as amended, Texas Gas Utility Regulatory Act, as amended, Federal Power Act, as amended, Atomic Energy Act, as amended, Public Utility Regulatory Policies Act of 1978, as amended, and Public Utility Holding Company Act of 1935, as amended) and changing governmental policy and regulatory actions (including those of the Commission, RRC, Federal Energy Regulatory Commission, and NRC) with respect to matters including, but not limited to, operation of nuclear power facilities, construction and operation of other power generation facilities, construction and operation of transmission facilities, acquisition, disposal, depreciation, and amortization of regulated assets and facilities, recovery of purchased gas costs, decommissioning costs, and return on invested capital for TXU Corp.'s regulated businesses, and present or prospective wholesale and retail competition.

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

      TXU Corp.'s US regulated businesses are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings level. Oncor's rates are regulated by the Commission based on an analysis of Oncor's costs, as reviewed and approved in a regulatory proceeding. As part of the Settlement Plan, TXU Corp. has agreed not to seek to increase its distribution rates prior to 2004. Thus, the rates TXU Corp. is allowed to charge may or may not match its related costs and allowed return on invested capital at any given time. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of TXU Corp.'s costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of TXU Corp.'s costs and the return on invested capital allowed by the Commission.

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

      To manage its financial exposure related to commodity price fluctuations, TXU Corp. routinely enters into contracts to hedge portions of its purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, lignite, coal, crude oil and refined products, and other commodities, within established risk management guidelines. As part of this strategy, TXU Corp. routinely utilizes fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over the counter markets or on exchanges. However, TXU Corp. cannot cover the entire exposure of its assets or its positions to market price volatility, and the coverage will vary over time. To the extent TXU Corp. has unhedged positions, fluctuating commodity prices can impact TXU Corp.'s results of operations and financial position, either favorably or unfavorably. For additional information regarding the accounting treatment for TXU Corp.'s hedging and portfolio management activities, see Notes 2 and 14 to Financial Statements in the 2002 Form 8-K.

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

      The current credit ratings for TXU Corp.'s and its subsidiaries' long-term debt are investment grade, except for Moody's credit rating for long-term debt of TXU Corp. (the holding company), which is one notch below investment grade. A rating reflects only the view of a rating agency, and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. If S&P, Moody's or Fitch were to downgrade TXU Corp.'s and/or its subsidiaries' long-term ratings, borrowing costs would increase and the potential pool of investors and funding sources would likely decrease. If the downgrade was below investment grade, liquidity demands would be triggered by the terms of a number of commodity contracts, leases and other agreements.

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

      In addition, as discussed elsewhere in this Quarterly Report on Form 10-Q and in the 2002 Form 8-K, the terms of certain financing and other arrangements contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

      The operation of power production and energy transportation facilities involves many risks, including start up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency, the occurrence of any of which could result in lost revenues and/or increased expenses. A significant portion of TXU Corp.'s facilities was constructed many years ago. In particular, older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep it operating at peak efficiency. The risk of increased maintenance and capital expenditures arises from (a) increased starting and stopping of generation equipment due to the volatility of the competitive market, (b) any unexpected failure to produce power, including failure caused by breakdown or forced outage, and (c) repairing damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, TXU Corp.'s ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, TXU Corp. could be subject to additional costs and/or the write-off of its investment in the project or improvement.

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

      TXU Corp. will be required to apply a credit to its electricity delivery charges (retail clawback) to REPs in Oncor's service territory beginning in 2004 unless the Commission determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within its historical service territories is committed to be served by REPs other than TXU Corp. Under the Settlement Plan, if the 40% test is not met and a credit is required, the amount of these credits would be $90 multiplied by the number of residential or small commercial customers, as the case may be, that TXU Corp. serves on January 1, 2004, in its historical service territories less the number of retail electric customers TXU Corp. serves in other areas of Texas. As of September 30, 2003, TXU Corp. had approximately 2.4 million residential and small commercial customers in its historical service territories in Texas. Based on assumptions and estimates regarding the number of customers expected in and out of territory, TXU Corp. recorded an accrual for retail clawback in 2002 of $185 million ($120 million after-tax). This accrual is subject to adjustment as the actual measurement date approaches.

      On September 30, 2003, Oncor reported to the Commission that more than 40% of the total historical small commercial customer load, as adjusted pursuant to Commission rules, in its service territory was being served by REPs other than TXU Energy. Although the Commission is required by law and its own rules to review and approve or reject Oncor's petition within 30 days after filing, on October 28, 2003, it referred this case to the State Office of Administrative Hearings. During the third quarter of 2003, TXU Energy reduced its retail clawback accrual by $19 million, principally as a result of the expectation that the 40% threshold had been met.

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

      TXU Corp. will not be permitted to offer electricity to residential and small commercial customers in its historical service territory at a price other than the price-to-beat rate until January 1, 2005, unless before that date the Commission determines that 40% or more of the amount of electric power consumed by each respective class of customers in that area is committed to be served by REPs other than TXU Corp. Because TXU Corp. will not be able to compete for residential and small commercial customers on the basis of price in its historical service territory, TXU Corp. could lose a significant number of these customers to other providers. In addition, at times, during this period, if the market price of power is lower than TXU Corp.'s cost to produce power, TXU Corp. would have a limited ability to mitigate the loss of margin caused by its loss of customers by selling power from its power production facilities. On September 30, 2003, Oncor reported to the Commission that more than 40% of the total historical small commercial customer load, as adjusted pursuant to Commission rules, in its service territory was being served by REPs other than TXU Energy. When the Commission concurs, through approval, that Oncor has met the 40% threshold target, TXU Energy will be able to offer additional pricing alternatives to this class of customer.

      Other REPs are allowed to offer electricity to TXU Corp.'s residential and small commercial customers at any price. The margin or "headroom" available in the price-to-beat rate for any REP equals the difference between the price-to-beat rate and the sum of delivery charges and the price that REP pays for power. The higher the amount of headroom for competitive REPs, the more incentive those REPs should have to provide retail electric services in a given market.

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

      Under amended Commission rules, effective in April 2003, affiliated REPs of utilities are allowed to petition the Commission twice per year for an increase or decrease in the fuel factor component of their price-to-beat rates. REPs may request an increase if the average price of natural gas futures increases more than 5% (10% if the petition is filed after November 15 of any year) from the level used to set the previous price-to-beat fuel factor rate.

     -- In January 2003, TXU Energy filed a request with the Commission to increase the fuel factor component of its price-to-beat rates. This request was approved and became effective in early March 2003. As a result, average monthly residential bills rose approximately 12%. Appeals of the Commission's Order were filed by three parties and are currently pending in the Travis County, Texas District Court.

     -- On July 23, 2003, TXU Energy filed another request with the Commission to increase the fuel factor component of its price-to-beat rates. This request was approved and became effective in late August 2003. The change raised the average monthly residential electric bill of a customer using an average of 1,000 kilowatt-hours by 3.7 percent, or $3.61 per month. This rate change increases TXU Energy's revenues by approximately $180 million ($65 million for the remainder of 2003) on an annualized basis. Appeals of the Commission's order have been filed and are currently pending in the Travis County, Texas District Court.

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

      TXU Corp. depends on T&D facilities owned and operated by other utilities, as well as its own such facilities, to deliver the electricity it produces and sells to consumers, as well as to other REPs. If transmission capacity is inadequate, TXU Corp.'s ability to sell and deliver electricity may be hindered, it may have to forgo sales or it may have to buy more expensive wholesale electricity that is available in the capacity-constrained area. In particular, during some periods transmission access is constrained to some areas of the Dallas-Fort Worth metroplex. TXU Corp. expects to have a significant number of customers inside these constrained areas. The cost to provide service to these customers may exceed the cost to provide service to other customers, resulting in lower headroom. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to TXU Corp.'s customers could negatively impact the satisfaction of its customers with its service.

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

      TXU Corp. is a holding company and conducts its operations primarily through wholly-owned subsidiaries. Substantially all of TXU Corp.'s consolidated assets are held by these subsidiaries. Accordingly, TXU Corp.'s cash flows and ability to meet its obligations and to pay dividends are largely dependent upon the earnings of its subsidiaries and the distribution or other payment of such earnings to TXU Corp. in the form of distributions, loans or advances, and repayment of loans or advances from TXU Corp. The subsidiaries are separate and distinct legal entities and have no obligation to provide TXU Corp. with funds for its payment obligations, whether by dividends, distributions, loans or otherwise.

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

      The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact TXU Corp.'s ability to sustain and grow its businesses, which are capital intensive, and would increase its capital costs. TXU Corp. relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. TXU Corp.'s access to the financial markets could be adversely impacted by various factors, such as:

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

      TXU Corp. is subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims. Since October 2002, a number of lawsuits have been filed in federal and state courts in Texas against TXU Corp. and various of its officers, directors and underwriters. In addition, TXU Corp.'s decision to exit all of its operations in Europe, including the administration proceeding, has resulted in notices of various claims or potential claims and might result in lawsuits by the creditors of or other associated with TXU Europe. Such current and potential legal proceedings could result in payments of judgment or settlement amounts.

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

      o  the level of dividends;
      o  TXU Corp.'s debt to equity ratios and other leverage ratios;
      o  effect of significant events relating to the energy sector in general;
      o  sales of TXU Corp. securities into the marketplace;
      o general conditions in the industry and the energy markets in which TXU Corp. is a participant;
      o  the worldwide economy;
      o  an outbreak of war or hostilities;
      o a shortfall in revenues or earnings compared to securities analysts' expectations;
      o  changes in analysts' recommendations or projections; and
      o  actions by credit rating agencies.
      o Fluctuations in the market price of TXU Corp.'s common stock may be unrelated to TXU Corp.'s performance. General market declines or market volatility could adversely affect the price of TXU Corp.'s common stock and the current market price may not be indicative of future market prices.

      The issues and associated risks and uncertainties described above are not the only ones TXU Corp. may face. Additional issues may arise or become material as the energy industry evolves.

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by TXU Corp. contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Corp. believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under RISK FACTORS THAT MAY AFFECT FUTURE RESULTS and factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Corp.'s 2002 Form 8-K, that could cause the actual results of TXU Corp. to differ materially from those projected in such forward-looking statements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Except as discussed below, the information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 2002 Form 8-K and is therefore not presented herein.

COMMODITY PRICE RISK

      Value at Risk (VaR) for Energy Contracts Subject to Mark-to-Market (MtM) Accounting -- This measurement estimates the potential loss in value, due to changes in market conditions, of all energy-related contracts subject to mark-to-market accounting, based on a specific confidence level and an assumed holding period. Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period. A probabilistic simulation methodology is used to calculate VaR, and is considered by management to be the most effective way to estimate changes in a portfolio's value based on assumed market conditions for liquid markets. TXU Australia uses a variance-covariance methodology in deriving its VaR calculation, due to the differences in its market as compared to that of TXU Energy.

                                                                   September 30,   December 31,
                                                                        2003             2002
                                                                         ----             ----
       Period-end MtM VaR:
       ------------------
       Energy.................................................           $ 25        $23
       Australia .............................................           $ 19        $13

       Average Month-end MtM VaR (Year-to-date):
       ----------------------------------------
       Energy.................................................            $29       $ 38
       Australia .............................................            $17       $ 15

      Portfolio VaR -- Represents the estimated potential loss in value, due to changes in market conditions, of the entire energy portfolio, including owned assets, estimates of retail load and all contractual positions (the portfolio assets). The Portfolio VaR calculations for Energy and Australia are modeled for a duration of ten years and five years, respectively, based on the nature of their particular markets. The Portfolio VaR for Australia does not include the gas commodity portfolio due to a relatively illiquid gas market which does not lend itself to reliable statistical measure. Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period and includes both mark-to-market and accrual positions.

                                                              September 30,     December 31,
                                                                  2003              2002
                                                                  ----              ----

       Period-end Portfolio VaR:
       -------------------------
       Energy.................................................       $176         $144

       Australia .............................................       $ 24          $22

       Average Month-end Portfolio VaR (Year-to-date):
       -----------------------------------------------
       Energy (a).............................................       $181          N/A

       Australia..............................................       $ 22          $23

(a) Comparable information on an average VaR basis is not available for the full year 2002.

      Other Risk Measures -- The metrics appearing below provide information regarding the effect of energy changes in market conditions on earnings and cash flow of TXU Energy. Similar metrics for TXU Australia are not available.

      Energy Earnings at Risk (EaR) -- EaR measures the estimated potential loss in expected earnings due to changes in market conditions. EaR metrics include the owned assets, estimates of retail load and all contractual positions except for accrual positions expected to be settled beyond the fiscal year. Assumptions include using a 95% confidence level over a five-day holding period under normal market conditions.

         Energy Cash Flow at Risk (CFaR) -- CFaR measures the estimated potential loss of expected cash flow over the next six months, due to changes in market conditions. CFaR metrics include all owned assets, estimates of retail load and all contractual positions that impact cash flow during the next six months. Assumptions include using a 99% confidence level over a 6-month holding period under normal market conditions. The following CFaR calculation is based on a contract settlement period of six months.

                                               September 30,   December 31,
                                                    2003          2002
                                                    ----          ----

       EaR .............................            $ 24         $  28

       CFaR ............................            $ 88          $178


INTEREST RATE RISK

      See Note 4 to Financial Statements for a discussion of the issuance of new fixed rate debt and retirement of fixed rate debt since December 31, 2002 and new interest rate swaps.

CREDIT RISK

      Gross Receivables - Credit Exposure -- TXU Corp.'s regional gross exposure to credit risk as of September 30, 2003, is as follows:

            Region                                     Credit Exposure
            ------                                     ---------------

            US............................                  $ 2,093
            Australia.....................                      591
                                                            -------
            Consolidated..................                  $ 2,684
                                                            =======

      TXU Corp.'s gross exposure to credit risk represents trade accounts receivable (net of allowance for uncollectible accounts receivable of $83 million), commodity contract assets and derivative assets related to cash flow and fair value hedges. These regional concentrations have the potential to affect TXU Corp.'s overall exposure to credit risk, either positively or negatively, in that the customer base and counterparties may be similarly affected, both regionally and globally, by changes in economic, regulatory, industry, weather or other conditions. Global credit coordination is in place to reduce credit limits on a global basis, to provide transparency across regions and to communicate through various risk committees and forums.

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

      Concentration of Credit Risk -- The following table presents the distribution of credit exposure as of September 30, 2003, for trade accounts receivable from large commercial/industrial customers, commodity contract assets and derivative assets related to cash flow and fair value hedges, by investment grade and noninvestment grade, credit quality and maturity.

                                                                                  Exposure by Maturity
                                                                            ---------------------------------
                              Exposure
                               before                                                       Greater
                               Credit       Credit        Net     2 years or   Between      than 5
                             Collateral   Collateral   Exposure      less     2-5 years      years      Total
                             ----------   ----------   --------   ----------  ---------     -------     -----
Investment grade               $  829        $ 146        $ 683       $ 481       $ 135       $ 67      $ 683
Noninvestment grade               325           96          229         187          19         23        229
      Totals                   ------        -----        -----       -----       -----       ----      -----
                               $1,154        $ 242        $ 912       $ 668       $ 154       $ 90      $ 912
                               ======        =====        =====       =====       =====       ====      =====
Investment grade                   72%          60%          75%
Noninvestment grade                28%          40%          25%

      The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of September 30, 2003, is $1.2 billion net of standardized master netting contracts and agreements which provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by TXU Corp. (cash, letters of credit and other security interests), the net credit exposure is $912 million. Of this amount, approximately 75% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and TXU Corp.'s internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency, are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Corp. routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

      TXU Corp. had no exposure to any one customer or counterparty greater than 10% of the net exposure of $912 million at September 30, 2003. Additionally, approximately 73% of the credit exposure, net of collateral held, has a maturity date of two years or less. TXU Corp. does not anticipate any material adverse effect on its financial position or results of operations as a result of non-performance by any customer or counterparty.

      During the third quarter of 2003, and in conjunction with implementation of a new credit risk management system, TXU Corp. implemented a change in the method of calculating credit exposure for internal management analysis and monitoring purposes. The change in methodology now recognizes prompt (next) month credit exposure on a mark-to-market basis rather than the previous method using full notional value for credit exposure calculation. Had this methodology not been used in the third quarter of 2003, the "exposure before credit collateral" as measured in the table above, would have been approximately 10.8% greater. There was no impact on actual reported results of operations or financial position as a result of this change in methodology.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Legal Proceedings -- On October 9, 2003, a lawsuit was filed in the Supreme Court of the State of New York, County of New York, against TXU Corp., by purported beneficial owners of approximately 39% of certain TXU Corp. equity-linked securities issued in October 2001. The common stock purchase contract that is a part of these securities requires the holders to purchase TXU Corp. common stock on specified dates in 2004 and 2005. The plaintiffs seek a declaratory judgment that (a) a termination event has occurred under the common stock purchase contract as a result of the administration of TXU Europe and, therefore, that plaintiffs are not required to purchase TXU Corp. common stock pursuant to the contract and (b) an event of default has occurred under the indenture for the senior notes that constitute a part of these equity-linked securities. Plaintiffs also seek an injunction requiring TXU Corp. to give notice that a termination event under the common stock purchase contract has occurred. TXU Corp. disputes plaintiffs' allegations and believes that plaintiffs' interpretation of the common stock purchase contract and indenture is inconsistent with the clear language of these agreements and is contrary to applicable law. Therefore, TXU Corp. believes the claims are completely without merit and intends to vigorously defend the lawsuit. Discovery has commenced, and on October 31, 2003, plaintiffs served their first demand for production of documents. TXU Corp. has not yet responded to the complaint and is unable to estimate any possible loss or predict the outcome of this action.

      Reference is made to the 2002 Form 8-K and the Form 10-Q for the quarterly periods ended March 31, and June 30, 2003 for additional discussion of legal proceedings.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits provided as part of Part II are:


            Previously  Filed*
           ----------------------------
           With
           File               As
Exhibit    Number             Exhibit
-------    ------             -------

4(a)       333-108876         4(a)       -   Indenture (For Unsecured Debt
                                             Securities), dated as of
                                             March 1, 2003, from TXU
                                             Energy to The Bank of New York, as
                                             trustee (TXU Energy Indenture).

4(b)       333-108876         4(b)       -   Officer's Certificate, dated
                                             March 11, 2003, to the
                                             TXU Energy Indenture.

4(c)       333-108876         4(c)       -   Form of TXU Energy 6.125% Exchange
                                             Senior Notes due 2008.

4(d)       333-108876         4(d)       -   Form of TXU Energy 7.000% Exchange
                                             Senior Notes due 2013.

4(e)       333-108876         4(e) -         Registration Rights Agreement,
                                             dated March 11, 2002, between
                                             TXU Energy and Lehman
                                             Brothers Inc., as representative of
                                             the initial purchasers of the Old
                                             Notes.

4(f)       333-106894        4(d)       --   Form of Oncor 6.375% Exchange
                                             Senior Secured Notes due 2015.

4(g)       333-106894        4(e)       --   Form of Oncor 7.250% Exchange
                                             Senior Secured Notes due 2033.

4(h)       333-106894        4(g)       --   Form of Oncor First Mortgage Bond,
                                             6.375% Series due 2015.

4(i)       333-106894        4(h)       --   Form of Oncor First Mortgage Bond,
                                             7.250% Series due 2033.

4(j)       333-106894        4(i)       --   Registration Rights Agreement,
                                             dated December 20, between Oncor
                                             and the original purchasers of
                                             Oncor's Senior Secured Notes.

4(k)       333-110125        4(f)       --   Registration Rights Agreement,
                                             dated as of July 9, 2003,
                                             among TXU Corp. and Credit
                                             Suisse First Boston LLC, as
                                             representatives of the several
                                             other initial purchasers named
                                             therein.

4(l)       333-110125        4(g)       --   Indenture (For Unsecured Debt
                                             Securities Series N), dated as of
                                             July 1, 2003, between TXU Corp.
                                             and The Bank of New York,
                                             as trustee.

4(m)       333-110125        4(h)       --   Officer's Certificate, dated
                                             July 15, 2003.

4(n)       333-110125        4(i)       --   Form of Floating Rate Convertible
                                             Senior Notes due 2003
                                             (incorporated as Exhibit A to
                                             Officer's Certificate, dated July
                                             15, 2003, contained in Exhibit
                                             4(m)).

10(a)                                   --   $500,000,000 Credit Agreement,
                                             dated as of August 8, 2003, among
                                             TXU Corp. and LOC 2003 Trust
                                             (TXU Corp. Agreement).

10(b)                                   --   Letter Amendment, dated
                                             September 19, 2003, to the
                                             TXU Corp. Agreement.

10(c)                                   --   $500,000,000 Credit Agreement,
                                             dated as of August 8, 2003, among
                                             LOC 2003 Trust, certain banks
                                             listed therein and Credit Suisse
                                             First Boston, as Administrative
                                             Agent and Collateral Agent.

10(d)                                   --   Amendment, dated as of July 10,
                                             2003 to the $400,000,000 Three-Year
                                             Amended and Restated Revolving
                                             Credit Agreement, dated as of
                                             April 22, 2003, among US Holdings,
                                             TXU Corp., certain banks listed
                                             therein and Citibank, N.A., as
                                             Administrative Agent.

10(e)                                   --   Amendment No. 1, dated August 29,
                                             2003, to the $450,000,000 Revolving
                                             Credit Agreement, dated as of
                                             April 22, 2003, among TXU Energy,
                                             Oncor, certain banks listed therein
                                             and JP Morgan Chase Banks as
                                             Administrative Agent and
                                             Fronting Bank.

15 Letter from independent accountants as to unaudited interim financial information.

31(a)                                        Section 302 Certification of Chief
                                             Executive Officer.

31(b)                                        Section 302 Certification of Chief
                                             Financial Officer.

32(a)**                                      Section 906 Certification of Chief
                                             Executive Officer.

32(b)**                                      Section 906 Certification of Chief
                                             Financial Officer.

99                                           Condensed Statements of
                                             Consolidated Income - Twelve
                                             Months Ended September 30, 2003.

-----------
*  Incorporated herein by reference.
** Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being "filed" for purposes of Section 18 of the Securities Act of 1934.


     (b) Reports on Form 8-K furnished or filed since June 30, 2003:

           Date of Report            Item Reported
           --------------            -------------

           July 10, 2003             Item 5.  Other Events and Regulation
                                              FD Disclosure
                                     Item 7.  Financial Statements
                                              and Exhibits

           July 25, 2003             Item 5.  Other Events and Regulation
                                              FD Disclosure
                                     Item 7.  Financial Statements and Exhibits

           July 31, 2003             Item 12. Results of Operations and
                                              Financial Condition
                                     Item 7.  Financial Statements and Exhibits


           July 31, 2003             Item 5.  Other Events and Regulation
                                              FD Disclosure

           August 27, 2003           Item 5.  Other Events and Regulation
                                              FD Disclosure

           September 23, 2003        Item 5.  Other Events and Regulation
                                              FD Disclosure
                                     Item 7.  Financial Statements and Exhibits

           October 30, 2003          Item 12. Results of Operations and
                                              Financial Disclosure

           November 5, 2003          Item 12. Results of Operations and
                                              Financial Condition

                                     SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                    TXU CORP.



                        By       /s/ David H. Anderson
                          ---------------------------------------

                              David H. Anderson
                              Vice President and Controller





Date:  November 12, 2003