Form 10-K
period 2003-12-31
TXU CORP /TX/
filed 2004-03-15
CIK 1023291

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

                                     -- OR--

     [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12833

                                    TXU Corp.
             (Exact Name of Registrant as Specified in its Charter)

                   Texas                                  75-2669310
          (State of Incorporation)          (I.R.S. Employer Identification No.)

1601 Bryan Street Dallas, TX 75201-3411                  (214) 812-4600
(Address of Principal Executive Offices)(Zip Code)   (Registrant's Telephone
                                                               Number)

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange on
Registrant          Title of Each Class                  Which Registered
----------          -------------------             -------------------------
TXU Corp.               Common Stock,               New York Stock Exchange
                    without par value, and          The Chicago Stock Exchange
                  Preference Stock Purchase         The Pacific Exchange
                         Rights

                     Corporate Units                New York Stock Exchange
                      Income Prides                 New York Stock Exchange

TXU Capital I, a    7.25% Cumulative Trust          New York Stock Exchange
 subsidiary of      Preferred Capital
 TXU Corp.              Securities

TXU Capital II, a   8.70% Trust Originated           New York Stock Exchange
subsidiary of        Preferred Securities
   TXU Corp.

Securities registered pursuant to Section 12(g) of the Act:   None

                        -----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act). Yes X   No
                                                          ---     ----
Aggregate market value of TXU Corp. Common Stock held by non-affiliates, based on the last reported sale price on the NYSE composite tape on June 30, 2003, the last trading date of the registrant's most recently completed second fiscal quarter: $7,201,312,654

Common Stock outstanding at March 8,2004: 323,995,756 shares, without par value

                       -----------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission on or about April 5, 2004, are incorporated by reference into Part III of this report.
                       ------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----

Glossary ...............................................................    iii

                                   PART I

Items 1. and 2.  BUSINESS and PROPERTIES................................      1
         TXU CORP. AND SUBSIDIARIES.....................................      1
         TEXAS ELECTRIC INDUSTRY RESTRUCTURING .........................      2
         STRATEGIC INITIATIVES..........................................      4
         OPERATING SEGMENTS.............................................      4
            Energy .....................................................      4
            Energy Delivery.............................................      9
            Australia...................................................     13
         ENVIRONMENTAL MATTERS..........................................     16

Item 3.  LEGAL PROCEEDINGS..............................................     19

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............     21

EXECUTIVE OFFICERS OF TXU CORP..........................................     21

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS............................................     22

Item 6.  SELECTED FINANCIAL DATA........................................     22

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................     23

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....     23

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................     23

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................     23

Item 9A. CONTROLS AND PROCEDURES........................................     23

                                     PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT..................................................     23

Item 11.   EXECUTIVE COMPENSATION.......................................     23

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    24

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............     24

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.......................     25

                                                                           Page
                                                                           ----

                                  PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K    25

APPENDIX A - Financial Information of TXU Corp. and Subsidiaries

APPENDIX B - Exhibits to 2003 Form 10-K

APPENDIX C - Audited Financial Statements of Pinnacle One Partners, L.P.
              and Subsidiaries as of December 31, 2002 and 2001

Note for Annual Report to Shareholders - This 2003 Form 10-K, except for Appendix B and Appendix C, is being included in its entirety in TXU Corp.'s 2003 annual report to shareholders in accordance with Regulation 14A of the proxy rules. Copies of Appendix B and Appendix C will be provided upon written request.

Appendix C contains the audited financial statements for the years ended December 31, 2002 and 2001 of Pinnacle, a telecommunications joint venture in which, prior to May 2003, TXU Corp. had a 50% voting interest. In May 2003, TXU Corp. acquired the interests it did not previously own from the joint venture partner under a put/call agreement, which had been executed in late February 2003, and finalized a formal plan to dispose of the telecommunications business by sale. (See Notes 3 and 17 to Financial Statements.) For the year ended December 31, 2002, Pinnacle was an unconsolidated entity, the financial statements of which are required to be filed pursuant to the provisions of Rule 3-09 of Regulation S-X because of the significance of financial results related to Pinnacle as compared to TXU Corp.'s consolidated financial results for the 2002 period.

Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU Corp. are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, shortly after they have been filed with the Securities and Exchange Commission. TXU Corp. will provide copies of current reports not posted on the website upon request. In addition, in accordance with new corporate governance rules of the New York Stock Exchange, TXU Corp. has provided, on the TXU Corp. website, (a) its corporate governance guidelines, (b) its code of conduct for employees, officers and directors, and (c) charters of the Committees of the board of directors including the Audit, Nominating and Governance and Organization and Compensation Committees. Printed copies of corporate governance documents which are posted on the TXU Corp. website are also available to any shareholder upon request to the Secretary of TXU Corp., 1601 Bryan Street, Dallas, Texas 75201-3411.

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

2002 Form 10-K........................TXU Corp.'s Annual Report on Form 10-K for
                                      the year ended December 31, 2002

2003 Form 10-K........................TXU Corp.'s Annual Report on Form 10-K for
                                      the year ended December 31, 2003

APB Opinion 30........................Accounting Principles Board Opinion No.30,
                                      "Reporting the Results of Operations -
                                      Reporting the Effects of Disposal of a
                                      Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

Bcf...................................billion cubic feet

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

EITF 03-11............................EITF Issue No. 03-11, "Reporting Realized
                                      Gains and Losses on Derivative Instruments
                                      That Are Subject to FASB Statement No.133 and Not `Held for Trading Purposes As Defined' in EITF No. 02-3"

EPA...................................Environmental Protection Agency

ERCOT.................................Electric Reliability Council of Texas, the
                                      Independent System Operator and the
                                      regional reliability coordinator of the
                                      various electricity systems within Texas

ERISA.................................Employee Retirement Income Security Act

FASB..................................Financial Accounting Standards Board, the
                                      designated organization in the private
                                      sector for establishing standards for
                                      financial accounting and reporting.

FERC..................................Federal Energy Regulatory Commission

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

FIN 46................................FIN No. 46, "Consolidation of Variable
                                      Interest Entities"

Fitch.................................Fitch Ratings, Ltd.

FSP ..................................FASB Staff Position (new interpretations of standards issued by the staff of the
                                      FASB)

GWh...................................gigawatt-hours

historical service territory..........US Holdings' historical service territory, largely in north Texas, at the time of
                                      entering competition on January 1, 2002.

IRS...................................Internal Revenue Service

kv....................................kilovolts

Moody's...............................Moody's Investors Services, Inc.

MW....................................megawatts

NRC...................................United States Nuclear Regulatory
                                      Commission

Oncor.................................refers to Oncor Electric Delivery Company, a subsidiary of US Holdings, and/or its
                                      consolidated bankruptcy remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context

Pinnacle..............................Pinnacle One Partners, L.P., the holding company for the telecommunications
                                      business and formerly a joint venture

POLR..................................provider of last resort of electricity to certain customers under the Commission
                                      rules interpreting the 1999 Restructuring
                                      Legislation

Price-to-beat rate....................residential and small business customer electricity rates established by the
                                      Commission in the restructuring of the
                                      Texas market that are required to be
                                      charged in a REP's historical service
                                      territories until January 1, 2005 or when
                                      40% of the electricity consumed by such
                                      customer classes is supplied by competing
                                      REPs, adjusted periodically for changes in fuel costs, and required to be available to those customers until January 1, 2007

REP...................................retail electric provider

RRC...................................Railroad Commission of Texas

S&P...................................Standard & Poor's, a division of the
                                      McGraw Hill Companies

Sarbanes-Oxley........................Sarbanes - Oxley Act of 2002

SEC...................................United States Securities and Exchange
                                      Commission

Settlement Plan.......................regulatory settlement plan that received final approval by the Commission in
                                      January 2003

SFAS..................................Statement of Financial Accounting
                                      Standards issued by the FASB

SFAS 4................................SFAS No. 4, "Reporting Gains and Losses
                                      from Extinguishment of Debt"

SFAS 34...............................SFAS No. 34, "Capitalization of Interest
                                      Cost"

SFAS 71...............................SFAS No. 71, "Accounting for the Effect
                                      of Certain Types of Regulation"

SFAS 87...............................SFAS No. 87, "Employers' Accounting for
                                      Pensions"

SFAS 101..............................SFAS No. 101, "Regulated Enterprises -
                                      Accounting for the Discontinuance of the Application of FASB Statement No. 71."

SFAS 106..............................SFAS No. 106, "Employers' Accounting for
                                      Postretirement Benefits Other Than
                                      Pensions"

SFAS 109..............................SFAS No. 109, "Accounting for Income
                                      Taxes"

SFAS 121..............................SFAS No. 121, "Accounting for the
                                      Impairment of Long-Lived Assets and for
                                      Long-Lived Assets to be Disposed Of"

SFAS 123..............................SFAS No. 123, "Accounting for Stock-Based
                                      Compensation"

SFAS 132..............................Revised SFAS No. 132, "Employers'
                                      Disclosures about Pensions and
                                      Postretirement Benefits"

SFAS 133..............................SFAS No. 133, "Accounting for Derivative
                                      Instruments and Hedging Activities"

SFAS 140..............................SFAS No. 140, "Accounting for Transfers
                                      and Servicing of Financial Assets and
                                      Extinguishments of Liabilities, a
                                      replacement of FASB Statement 125"

SFAS 142..............................SFAS No. 142, "Goodwill and Other
                                      Intangible Assets"

SFAS 143..............................SFAS No. 143, "Accounting for Asset
                                      Retirement Obligations"

SFAS 144..............................SFAS No. 144, "Accounting for the
                                      Impairment or Disposal of Long-Lived
                                      Assets"

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

SFAS 148..............................SFAS No. 148, "Accounting for Stock-Based
                                      Compensation-- Transition and Disclosure"

SFAS 149..............................SFAS No. 149, "Amendment of Statement 133
                                      on Derivative Instruments and Hedging
                                      Activities"

SFAS 150..............................SFAS No. 150, "Accounting for Certain
                                      Financial Instruments with Characteristics of Both Liabilities and Equity"

SG&A..................................selling, general and administrative

SOP 98-1..............................American Institute of Certified Public
                                      Accountants Statement of Position 98-1,
                                      "Accounting for the Cost of Computer
                                      Software Developed or Obtained for
                                      Internal Use"

TCEQ..................................Texas Commission on Environmental Quality

TXU Australia.........................refers to TXU Australia Group Pty Ltd, a subsidiary of TXU Corp., and/or its
                                      consolidated subsidiaries, depending on
                                      context

TXU Business Services.................TXU Business Services Company, a
                                      subsidiary of TXU Corp.

TXU Communications....................TXU Communications Ventures Company, a
                                      subsidiary of Pinnacle

TXU Corp..............................refers to TXU Corp., a holding company, and/or its consolidated subsidiaries,
                                      depending on context

TXU Energy............................refers to TXU Energy Company LLC, a subsidiary of US Holdings, and/or its
                                      consolidated subsidiaries, depending on
                                      context

TXU Europe............................TXU Europe Limited, a former subsidiary of
                                      TXU Corp.

TXU Fuel..............................TXU Fuel Company, a subsidiary of TXU
                                      Energy

TXU Gas...............................TXU Gas Company, a subsidiary of TXU Corp.

TXU Mining............................TXU Mining Company LP, a subsidiary of TXU
                                      Energy

TXU Portfolio Management..............TXU Portfolio Management Company LP, a
                                      subsidiary of TXU Energy

TXU SESCO.............................TXU SESCO Company, a subsidiary of TXU
                                      Energy, which serves as a REP in ten
                                      counties in the eastern and central parts of Texas

UK....................................United Kingdom

US....................................United States of America

US GAAP...............................accounting principles generally accepted in the US

US Holdings...........................TXU US Holdings Company, a subsidiary of
                                      TXU Corp.

                                     PART I

Items 1. and 2. BUSINESS and PROPERTIES

                           TXU CORP. AND SUBSIDIARIES
                          ---------------------------

         TXU Corp., a Texas corporation, was formed in 1997 as a holding company and is the successor to TXU Energy Industries Company (TEI), the holding company for the TXU Corp. system prior to the 1997 acquisition of ENSERCH Corporation (now TXU Gas). TEI, formerly known as Texas Utilities Company, was organized in 1945.

         TXU Corp. engages in power production (electricity generation), retail and wholesale sales of electricity and natural gas, and the transmission and distribution of electricity and natural gas. In the competitive energy operations, TXU Corp. engages in hedging and risk management activities. TXU Corp. is one of the largest energy services companies in the US and Australia with $11 billion in revenue and over $31 billion of assets as of December 31, 2003. TXU Corp. owns or leases over 20,400 megawatts of power generation and for 2003 sold 128 terawatt hours of electricity and 206 billion cubic feet of natural gas. TXU Corp. delivers or sells energy to over 5 million residential, commercial and industrial customers in the US and Australia. At December 31, 2003, TXU Corp. had approximately 14,235 full-time employees.

         TXU Corp.'s principal US operations are conducted through US Holdings (formerly TXU Electric Company) and TXU Gas. US Holdings' operations are conducted through TXU Energy and Oncor. TXU Corp.'s principal international operations are conducted through TXU Australia. In 2002, TXU Corp. exited its operations in Europe, which were conducted through TXU Europe. See Note 3 to Financial Statements for information related to TXU Europe.

         US Holdings, TXU Energy and Oncor -- US Holdings is a holding company for TXU Energy and Oncor. As a result of the 1999 Restructuring Legislation, which set into motion the deregulation of the electric industry in Texas, effective January 1, 2002, TXU Corp.'s integrated electric utility business was disaggregated and its operations were transferred to TXU Energy and Oncor. TXU Energy serves 2.6 million retail electric customers and owns, or leases and operates 19,140 megawatts of power generating capacity. Oncor owns and operates 98,286 miles of electric distribution lines and 14,180 miles of electric transmission lines. In addition, as of January 1, 2002, certain other businesses within the TXU Corp. system were transferred to TXU Energy, including TXU Gas' hedging and risk management business and its unregulated retail commercial/industrial (business) gas supply operation, as well as the fuel transportation and coal mining subsidiaries of TXU Corp. that primarily service the generation operations. The operating assets of TXU Energy and Oncor are located principally in the north-central, eastern and western parts of Texas.

          US Holdings and its subsidiaries operate primarily within the ERCOT system. ERCOT is an intrastate network of investor-owned entities, cooperatives, public entities, non-utility generators and power marketers. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas, the Independent System Operator of the interconnected transmission system of those systems, and is responsible for ensuring equal access to transmission service by all wholesale market participants in the ERCOT region.

          TXU Gas is a largely regulated company engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas, and also provides utility asset management services. TXU Gas serves more than 1.4 million retail gas customers and owns and operates 26,431 miles of gas distribution mains, 6,162 miles of gas transportation and gathering pipelines and underground storage reservoirs with 40 Bcf of capacity. TXU Gas also provides transportation services to gas distribution companies, electricity generation plants, end-use industrial customers and through-system shippers.

              Australia -- TXU Australia is a holding company for TXU Corp.'s Australian operations. Its principal operating subsidiaries include TXU Electricity Limited, which purchases, distributes and sells electricity in wholesale and retail markets in the State of Victoria and purchases and sells electricity and gas in wholesale and retail markets in the State of South Australia; TXU Networks (Gas) Pty. Ltd., which distributes natural gas through 481,307 supply points in Victoria; and TXU Pty. Ltd., which sells natural gas to approximately 480,000 retail customers in Victoria. TXU Electricity Limited sells electricity to approximately 582,000 retail customers and delivers electricity to 559,558 supply points, principally in the state of Victoria, including suburban Melbourne, the second-largest city in Australia. TXU Australia also conducts portfolio management, which includes hedging and risk management activities. TXU Australia owns the only underground natural gas storage facility in Victoria and operates the 1280-megawatt Torrens Island generation plant in South Australia. TXU Australia also owns a 33.3% interest in a joint venture that owns and operates a gas transmission pipeline in Victoria and South Australia.

         TXU Corp. is considering various options with respect to the capitalization of TXU Australia to support its continuing growth, including a local initial public offering of additional stock by TXU Australia. TXU Corp. expects to retain a majority interest in TXU Australia after any such offering.

         Other -- TXU Business Services is a provider of certain financial, accounting, information technology, environmental, procurement, personnel and other administrative services, at cost, to TXU Corp. and its other subsidiaries. TXU Business Services acts as transfer agent, registrar and dividend paying agent with respect to the common stock and preference stock of TXU Corp., and the preferred stock of US Holdings. TXU Business Services also acts as dividend paying agent for the preferred stock of TXU Gas and as agent for participants under TXU Corp.'s Direct Stock Purchase and Dividend Reinvestment Plan.

         In May 2003, TXU Corp. acquired the interests it did not already own in a telecommunications joint venture (Pinnacle) that operates an established incumbent local exchange carrier serving residential and business customers in East Texas and certain suburbs of Houston, Texas. The business provides local, long distance, dial-up internet, digital subscriber line and network and data services, and has approximately 168,000 access lines. In May 2003, TXU Corp. finalized a plan to dispose of the business by sale. Accordingly, activities of Pinnacle since March 1, 2003 are reported as discontinued operations. (See Note 3 to Financial Statements for further discussion.) In January 2004, TXU Corp. entered into an agreement to sell the telecommunications business for $527 million. The sale is expected to be completed in the first half of 2004, pending regulatory approvals.

                      TEXAS ELECTRIC INDUSTRY RESTRUCTURING
                      -------------------------------------

RESTRUCTURING LEGISLATION

          As a result of the 1999 Restructuring Legislation, on January 1, 2002, TXU Corp. disaggregated (unbundled) its Texas electric utility business into a power generation company, a retail electric provider (REP) and an electricity transmission and distribution (delivery) utility. Unbundled electricity delivery utilities within ERCOT, such as Oncor, remain regulated by the Commission.

          Effective January 1, 2002, REPs affiliated with electricity delivery utilities are required to charge residential and small business customers located in their historical service territories "price-to-beat" rates established by the Commission. TXU Energy, as a REP affiliated with an electricity delivery utility, could not charge prices to customers in either of those classes in the historical service territory that are different from the price-to-beat rate, adjusted for fuel factor changes, until the earlier of January 1, 2005 or the date on which 40% of the electricity consumed by customers in that class is supplied by competing REPs. Thereafter, TXU Energy may offer rates different from the price-to-beat rate to customers in that class, but it must also continue to make the price-to-beat rate available for residential and small business customers until January 1, 2007. Twice a year, affiliated REPs may request that the Commission adjust the fuel factor component of the price-to-beat rate based on changes in the market price of natural gas.

          In December 2003, the Commission found that TXU Energy had met the 40% requirement to be allowed to offer alternatives to the price-to-beat rate for small business customers in the historical service territory.

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

  -- On July 23, 2003, TXU Energy filed another request with the Commission to increase the fuel factor component of its price-to-beat rates. This request was approved and became effective in late August 2003. As a result, average monthly residential bills rose approximately 4%. Appeals of the Commission's order have been filed and are currently pending in the Travis County, Texas District Court.

         Also, effective January 1, 2002, power generation companies affiliated with electricity delivery utilities may charge unregulated prices in connection with ERCOT wholesale power transactions. Estimated costs associated with nuclear power plant decommissioning obligations continue to be recovered by Oncor as an electricity delivery charge over the life of the plant.

REGULATORY SETTLEMENT PLAN

         On December 31, 2001, US Holdings filed a Settlement Plan with the Commission. It resolved all major pending issues related to US Holdings' transition to competition pursuant to the 1999 Restructuring Legislation. The Settlement Plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related fuel adjustments. The Settlement Plan became final and non-appealable in January 2003.

         The major elements of the Settlement Plan are:

         Excess Mitigation Credit -- Over the two-year period ended December 31, 2003, Oncor implemented a stranded cost excess mitigation credit in the amount of $389 million (originally estimated to be $350 million), plus $26 million in interest, applied as a reduction to delivery rates charged to all REPs, including TXU Energy. The credit was funded by TXU Energy.

         Regulatory Asset Securitization -- US Holdings received a financing order authorizing the issuance of securitization bonds in the aggregate principal amount of up to $1.3 billion to recover regulatory asset stranded costs and other qualified costs. Accordingly, Oncor Electric Delivery Transition Bond Company LLC, a bankruptcy remote financing subsidiary of Oncor, issued an initial $500 million of securitization bonds in 2003 and is expected to issue approximately $790 million in the first half of 2004. The principal and interest on the bonds is recoverable through a delivery fee surcharge (transition charge) to all REPs, including TXU Energy.

         Retail Clawback Credit -- A retail clawback credit related to residential customers was implemented in January 2004. The amount of the credit is equal to the number of residential customers retained by TXU Energy in the historical service territory on January 1, 2004,less the number of new residential customers TXU Energy has added outside of the historical service territory as of January 1, 2004, multiplied by $90. The estimated credit of $173 million will be applied to delivery rates charged by Oncor to all REPs, including TXU Energy, over a two-year period. TXU Energy funds the credit provided by Oncor. As the amount of the credit will be based on numbers of customers over the related two-year period, the liability is subject to further adjustments.

         Stranded Costs and Fuel Cost Recovery -- TXU Energy's stranded costs, not including regulatory assets, are fixed at zero. US Holdings will not seek to recover its unrecovered fuel costs which existed at December 31, 2001. Also, it will not conduct a final fuel cost reconciliation, which would have covered the period from July 1998 until the beginning of competition in January 2002.

PROVIDER OF LAST RESORT

         Through 2002, TXU Energy was the POLR for residential and small business customers in those areas of ERCOT where customer choice was available outside the historical service territory and was the POLR for large business customers in the historical service territory. Under new POLR rules effective in September 2002, instead of being transferred to the POLR, non-paying residential and small business customers served by affiliated REPs are subject to disconnection. Non-paying residential and small business customers served by non-affiliated REPs are transferred to the affiliated REP. Non-paying large business customers can be disconnected by any REP if the customer's contract does not preclude it. Thus, within the new POLR framework, the POLR provides electric service only to customers who request POLR service, whose selected REP goes out of business, or who are transferred to the POLR by other REPs for reasons other than non-payment. No later than October 1, 2004, the Commission is expected to decide whether all REPs should be permitted to disconnect non-paying customers.

                   Through a competitive bid process, the Commission selected a POLR to serve for a two-year term beginning January 1, 2003, for several areas within Texas. In areas for which no bids were submitted, the Commission selected the POLR by lottery. TXU Energy did not bid to be the POLR, but was designated POLR through lottery for residential and small business customers in certain West Texas service areas and for small business customers in the Houston service area.

                              STRATEGIC INITIATIVES
                              ---------------------

          TXU Corp.'s key strategic initiatives include:

          o Capitalize on market leadership positions in Texas and Australia through development of sales, marketing and customer service programs and initiatives designed to attract and retain business and residential customers.

          o Strengthen the balance sheet through aggressive management of cash flows and debt reduction.

          o Refine portfolio management activities to more effectively manage effects of changes in energy prices and imbalances in supply and demand.

          o Pursue industry-leading cost competitiveness through operating efficiency enhancements and exiting of marginal operations.

                               OPERATING SEGMENTS
                               ------------------

       TXU Corp. has aligned its operations into three reportable segments:
Energy, Energy Delivery and Australia. (See Note 19 to Financial Statements for further information concerning reportable business segments.)

       Energy -- operations principally in the competitive Texas market involving power production, retail and wholesale energy sales, and portfolio management, which includes hedging and risk management activities.

       Energy Delivery -- largely regulated operations in Texas involving the transmission and distribution of electricity and the purchase, transportation, distribution and sale of natural gas.

       Australia -- operations principally in Victoria and South
Australia involving power production, retail and wholesale energy sales in largely competitive markets, portfolio management including hedging and risk management activities, and natural gas transportation and storage, as well as regulated electricity and natural gas distribution.

                                 ENERGY SEGMENT

       The Energy segment was created as a result of the deregulation of the electric utility industry in Texas, which became effective January 1, 2002. The Energy segment is an integrated operation that engages in power production, retail and wholesale energy sales and portfolio management activities, primarily in the state of Texas. The Energy segment's operations are conducted principally through TXU Energy and its following subsidiaries: TXU Generation Company LP, TXU Portfolio Management Company LP; TXU Energy Retail Company LP; TXU Fuel Company; and two coal mining subsidiaries.

       TXU Energy serves 2.6 million retail electric customers, of which
2.4 million are in the historical service territory. This territory, which is located in the north-central, eastern and western parts of Texas, has an estimated population in excess of 7 million, about one-third of the population of Texas, and comprises 92 counties and 370 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen. The Dallas/Fort Worth area is a diversified commercial and industrial center with substantial banking, insurance, telecommunications, electronics, aerospace, petrochemical and specialized steel manufacturing, and automotive and aircraft assembly. The historical service territory served includes major portions of the oil and gas fields in the Permian Basin and East Texas, as well as substantial farming and ranching sections of the state. TXU Energy also provides retail electric service in other areas of ERCOT now open to competition, including the Houston and Corpus Christi areas.

       Texas is one of the fastest growing states in the nation and is considered by many to be one of the more successful deregulated energy markets in the U.S. As a result, competition is expected to continue to increase.

POWER PRODUCTION

       TXU Energy's power generating facilities provide TXU Energy with the capability to supply a significant portion of the wholesale power market demand in Texas, particularly in the North Texas market, at competitive production costs. As part of TXU Energy's integrated business portfolio, much of the low cost nuclear powered and lignite/coal-fired (base load) generation is available to supply the power demands of its retail customers and other competitive REPs.

       The power fleet in Texas consists of 22 owned or leased plants with generating capacity fueled as follows: 2,300 MW nuclear; 5,837 MW coal/lignite; and 10,881 MW gas/oil. TXU Energy supplies its retail customer base from its power fleet as well as through long-term power supply agreements and purchases in the wholesale markets. The power generating plants and other important properties of TXU Energy are located primarily on land owned in fee simple. TXU Energy has sold and may from time to time sell generation assets to reduce its position in the Texas market and provide funds for other investments or to reduce debt.

       TXU Energy is one of the largest purchasers of wind-generated energy in Texas and the US. TXU Energy currently purchases energy from over 579 MW of wind projects located in West Texas. TXU Energy expects to continue to add additional wind generation to its portfolio as commercial opportunities become available.

       Nuclear-Powered Production Assets -- TXU Energy owns and operates two nuclear-fueled electricity generation units at the Comanche Peak plant, each of which is designed for a capacity of 1,150 MW.

       TXU Energy has on hand, or has contracted for, enrichment services through mid-2006 and fabrication services through 2011 for its nuclear units. TXU Energy is finalizing supply contracts for the purchase of uranium and conversion to meet its needs through mid-2006 and does not anticipate any problems in completing the contracts. TXU Energy does not anticipate any difficulties procuring raw materials and services beyond these dates.

       TXU Energy's onsite spent nuclear fuel storage capability is sufficient to accommodate the operation of Comanche Peak through the year 2017, while maintaining the capability to off-load the core of one of the nuclear-fueled generating units.

       Under current regulatory licenses, nuclear decommissioning activities are projected to begin in 2030 for Comanche Peak Unit 1 and 2033 for Unit 2 and common facilities. Since January 1, 2002, projected decommissioning costs are being recovered from Oncor's customers through a delivery charge based upon a 1997 site-specific study, adjusted for changes in the value of trust fund assets, through rates placed into effect under the 2001 Unbundled Cost of Service filing.

       The Comanche Peak nuclear-powered generation units were originally estimated to have a useful life of 40 years, based on the life of the operating licenses granted by the NRC. Over the last several years, the NRC has granted 20-year extensions to the initial 40-year terms for several commercial power reactors. Based on these extensions and current expectations of industry practice, the useful life of the Comanche Peak nuclear-powered generation units is now estimated to be 60 years. TXU Corp. expects to file a license extension request in accordance with timingn and other provisions established by the NRC. (See Note 1 to Financial Statements under Property, Plant and Equipment, for a discussion of the change in depreciable lives for accounting purposes).

       Lignite/Coal -Fired Production Assets -- Lignite is used as the primary fuel for two units at the Big Brown generating plant, three units at the Monticello generating plant, three units at the Martin Lake generating plant, and one unit at the Sandow generating plant, having an aggregate capacity of 5,837 MW. TXU Energy's lignite units have been constructed adjacent to surface minable lignite reserves. TXU Energy owns in fee simple or has under lease proven reserves dedicated to the Big Brown, Monticello and Martin Lake generating plants.

 TXU Energy utilizes owned and/or leased equipment to remove the overburden and recover the lignite. Approximately 75% of the fuel used at TXU Energy's lignite plants in 2003 was supplied from owned or leased lignite.

       TXU Energy supplements its lignite fuel at Big Brown, Monticello and Martin Lake with western coal from the Powder River Basin in Wyoming. The coal is purchased from multiple suppliers under contracts of various lengths and is transported from the Powder River Basin to TXU Energy's generating plants by railcar. Approximately 25% of the fuel used at TXU Energy's lignite plants in 2003 was supplied from western coal under these contracts. Based on its current usage, which includes the use of western coal to supplement its lignite reserves, TXU Energy believes that it has sufficient lignite reserves and access to western coal resources for its generating needs in the foreseeable future.

       Gas/Oil-Fired Production Assets -- TXU Energy has eighteen gas/oil-fueled plants, including a plant located in Pedricktown, New Jersey, with an aggregate capacity of 11,003 MW. A significant portion of the gas/oil generating plants have the ability to switch between gas and fuel oil. Gas/oil fuel requirements for 2003 were provided through a mix of contracts with producers at the wellhead and contracts with commercial suppliers. Fuel oil can be stored at 15 of the principally gas-fueled generating plants. At January 1, 2004, TXU Energy had fuel oil storage capacity sufficient to accommodate approximately 5.5 million barrels of oil and had approximately one million barrels of oil in inventory.

       Capacity Auction -- To encourage competition in the ERCOT region, each power generation company owning 400 MW or more of installed generating capacity must annually offer to sell at auction entitlements to 15% of the output of its installed generating capacity. Such auction sales cannot be to an affiliated REP. The obligation of TXU Energy to sell capacity entitlements at auction continues until the earlier of January 1, 2007 or the date the Commission determines that 40% or more of the electric power consumed by residential and small business customers within the affiliated delivery utility certificated service area before the onset of customer choice is provided by non-affiliated REPs. The October 2002 auction offered one-year and monthly entitlements for 2003 only. Not all of the entitlements offered in the October auction were sold; however, TXU Energy did re-offer these unsold entitlements in subsequent auctions held in November 2002 and throughout 2003. In 2003, TXU Energy held capacity auctions in March, July and August for 2003 capacity, and in September and November for 2004 capacity. TXU Energy met its capacity auction obligations for 2003. The next auctions for the remaining 2004 capacity obligations are scheduled for March and July 2004.

NATURAL GAS OPERATIONS

       TXU Energy's natural gas operations in Texas include pipelines, storage facilities, well-head production contracts, transportation agreements and storage leases. Natural gas is purchased for internal use in the generation of power, as well as for sale in wholesale markets and to large business customers. Transportation services are provided to TXU Energy's generation operations and third parties. Because of the correlation of natural gas and power prices, TXU Energy's natural gas operations provide opportunities to hedge its margins on power sales.

       TXU Energy owns and operates an intrastate natural gas pipeline system with approximately 1,900 miles of pipeline facilities which extends from the gas-producing area of the Permian Basin in West Texas to the East Texas gas fields and southward to the Gulf Coast area. The pipeline facilities were originally built solely to serve US Holdings' generating plants. In keeping with deregulation principles, this network now offers transportation service to third parties at competitive prices.

       TXU Energy also owns and operates two underground gas storage facilities with a usable capacity of 14.0 Bcf. TXU Energy holds a portion of this storage capacity for use during periods of peak demand to meet seasonal and other fluctuations or interruption of deliveries by gas suppliers. Under normal operating conditions, up to 400 million cubic feet can be withdrawn each day for a ten-day period, with withdrawals at lower rates thereafter.

RETAIL

       Regulatory restructuring in Texas has resulted in competitive markets within the state, thus presenting additional opportunities for growth accompanied by the introduction of competitive pressures. Texas is one of the fastest growing states in the nation with a diverse and resilient economy and, as a result, has attracted a number of competitors into the retail electricity market. TXU Energy, as an active participant in this competitive market, is marketing its services in Texas to add new customers and to retain its existing customers.

       Based on the latest data provided by ERCOT (November 2003), approximately 14% of all customers in ERCOT areas open to customer choice had elected to switch providers At the present time, 53 REPs are certified to compete within the state of Texas.

       TXU Energy believes that the scale derived from a large retail portfolio provides the platform for a profitable operation by, among other things, reducing the costs of service and billing per customer. TXU Energy emphasizes its identification with the TXU brand and reputation. TXU Energy uses a value pricing approach by customizing its products to each customer segment with service enhancements that are known to be valued by customers in those segments. With its approach, TXU Energy intends to achieve substantially higher customer loyalty and enhanced profit margins, while reducing the costs associated with customers frequently switching suppliers.

       TXU Energy has invested in customer-related infrastructure and uses its customer relationships, technology operating platforms, marketing, customer service operations and customer loyalty to actively compete to retain its customer base and to add customers.

PORTFOLIO MANAGEMENT

       Portfolio management refers to risk management and value creation activities undertaken to balance customer demand for energy with the supply of energy in an economically efficient and effective manner. Retail and wholesale demand is generally greater than volumes that can be supplied by TXU Energy's base load production. Portfolio management acts to provide additional supply balancing through TXU Energy's gas/oil-fired generation or purchases of power. The portfolio management operation manages the commodity volume and price risks inherent in TXU Energy's generation and sales operations through supply structuring, pricing and risk management activities. Risk management activities include hedging both future power sales and purchases of fuel supplies for the generation plants. The portfolio management operation also is responsible for the efficient dispatch of power from its generation plants.

       In its risk management activities, TXU Energy enters into physical delivery contracts, financial contracts that are traded on exchanges and "over-the-counter" and bilateral contracts with customers. Physical delivery contracts relate to the purchase and sale of electricity and gas primarily in the wholesale markets in Texas and to a limited extent in select Northeast markets in North America. TXU Energy's risk management activities consist largely of hedging transactions, with speculative trading representing a small fraction of such activity.

       TXU Energy manages its exposure to price risk within established transactional policies and limits. TXU Energy targets best practices in risk management and risk control by employing proven principles used by financial institutions. These controls have been structured so that they are practical in application and consistent with stated business objectives. Portfolio management revalues TXU Energy's exposures daily using integrated energy systems to capture value and mitigate risks. A risk management forum meets regularly to ensure that transactional practices comply with its prior approval of commodities, instruments, exchanges and markets. Transactional risks are monitored and limits are enforced to comply with established TXU Corp. policy requirements. Risk assessment is segregated and operated separately from compliance and enforcement to ensure independence, accountability and integrity of actions. TXU Corp. has a strict disciplinary program to address any violations of its risk management policy requirements. TXU Energy also periodically reviews these policies to ensure they are responsive to changing market and business conditions. These policies are designed to protect earnings, cash flows and credit ratings.

COMPETITIVE STRATEGY

       TXU Energy's strategy is to defend and build its customer base in the competitive Texas market and to accomplish this through the operation of a single, integrated energy business managing a portfolio of assets. Achieving operational excellence, more cost efficient processes and enhanced credibility and reputation are all critical elements for executing on that strategy.

       TXU Energy will continue to focus on sustaining its leading position in the Texas market and being in position to move quickly toward capturing new opportunities outside of Texas as they arise.

       One of TXU Energy's key competitive strengths is its ability to produce electricity at low variable costs in a market in which power prices are set by gas-fired generation. New gas-fired capacity, while generally more efficient to operate than existing gas/oil-fired capacity due to technological advances, is subject to the volatility and increasing cost of natural gas fuel. On the other hand, base load nuclear and lignite/coal plants have lower variable production costs than even new gas-fired plants at current average market gas prices. Another competitive strength for TXU Energy is the diversity of its generation fleet. Due to the higher variable operating and fuel costs of its gas/oil-fired units, as compared to its lignite/coal and nuclear units, production from TXU Energy's gas/oil units is more susceptible to being displaced by the more efficient units being constructed. This positions TXU Energy's gas/oil units to run during intermediate and peak load periods when prices are higher and provides more opportunities for hedging activities and increased market liquidity.

       Retail competition has remained steady in Texas with several large participants broadly extending their marketing across all customer segments and all geographic areas of competition. TXU Energy has successfully executed similar marketing programs while retaining the majority of its incumbent residential customer base.

       TXU Energy believes that the ERCOT region presents an attractive competitive electric service market due to the following factors:

      o gas-fired plants are expected to set the price of generation during a substantial portion of the year, providing an opportunity for TXU Energy to benefit from its nuclear and lignite/coal units' fuel cost advantages;

      o peak demand is expected to grow at an average rate of approximately 3% per year;

      o it is a sizeable market with approximately 62 gigawatts (GW) of peak demand and approximately 35 GW of average demand; and

      o  there is no mandatory power pool structure.

       Reserve margins for ERCOT, based upon existing capacity and planned capacity with interconnection agreements, are expected to be 29% in 2004, 25% in 2005, 22% in 2006, 18% in 2007, and 15% in 2008.

       Outside Texas -- Energy industry restructuring, although proceeding well in Texas, has not had similar success in other parts of the U.S. As early as 2000, optimism for national legislation and increased opening of competitive markets began to alter the strategy of many industry participants. The establishment of Regional Transmission Organizations and open access for both wholesale and retail customers were on the horizon. Together with increasing customer demand for lower priced electricity and other energy services, these measures were expected to have accelerated the industry's movement toward a more competitive pricing and cost structure.

       Many states, faced with this increasing pressure from legislative bodies (federal and state) to become more competitive while adhering to certain continued regulatory requirements, along with changing economic conditions and rapid technological changes, put forth deregulation plans that have since been deferred or changed. The result is delayed restructuring. New entry by retailers as well as by merchant generators in states other than Texas has been slowed. The continued uncertainty regarding many FERC policies as well as Federal legislation have delayed the opening of new retail markets and decreased the economic viability for merchant generation.

       Customers -- There are no individually significant customers upon which TXU Energy's business or results of operations are highly dependent.

REGULATION AND RATES

       See Texas Electric Industry Restructuring above for a description of the significant regulatory provisions relating to the deregulation of the Texas electric industry.

       TXU Corp. is a holding company as defined in the Public Utility
Holding Company Act of 1935. However, TXU Corp. and all of its subsidiary companies are exempt from the provisions of such Act, except Section 9(a)(2) which relates to the acquisition of securities of public utility companies and
Section 33 which relates to the acquisition of foreign (non-US) utility companies.

       TXU Energy is an exempt wholesale generator under the Federal
Power Act and is subject to the jurisdiction of the NRC with respect to its nuclear power plant. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such plants to continuing review and regulation. TXU Energy also holds a power marketer license from FERC.

       See discussion at the end of this Item for environmental regulations and related matters.

                             ENERGY DELIVERY SEGMENT

       The Energy Delivery segment consists primarily of the electricity transmission and distribution operations of Oncor and the purchasing, transportation, distribution and retail sales operations of TXU Gas. Energy Delivery provides the essential service of delivering energy safely, reliably and economically to end-use customers through its distribution systems. Operating assets of the segment are located principally in the north-central, eastern and western parts of Texas.

ELECTRICITY TRANSMISSION

       Oncor's electricity transmission business is responsible for the safe and reliable operations of its transmission network and substations. These responsibilities consist of the construction and maintenance of transmission facilities and substations and the monitoring, controlling and dispatching of high-voltage electricity over Oncor's transmission facilities in coordination with ERCOT.

       Oncor is a member of ERCOT, and the transmission business actively supports the operations of ERCOT and market participants. The transmission business participates with ERCOT and other member utilities to plan, design, construct and operate new transmission lines, with regulatory approval, necessary to maintain reliability, increase bulk power transfer capability and to minimize limitations and constraints on the ERCOT transmission grid.

       Transmission revenues are provided under tariffs approved by either the Commission or, to a small degree, FERC. Network transmission revenues compensate Oncor for delivery of power over transmission facilities operating at 60,000 volts and above. Transformation service revenues compensate Oncor for substation facilities that transform power from high-voltage transmission to distribution voltages below 60,000 volts. Other services offered by the transmission business include, but are not limited to: system impact studies, facilities studies and maintenance of substations and transmission lines owned by other non-retail parties.

       Oncor's transmission facilities include 4,502 circuit miles of 345-kilovolt transmission lines and 9,678 circuit miles of 138- and 69-kV transmission lines. Also, 43 generating plants totaling 33,260 megawatts are directly connected to Oncor's transmission system, and 693 distribution substations are served from Oncor's transmission system.

       Oncor is connected by eight 345-kV lines to CenterPoint Energy;
by four 345-kV (one of which is an asynchronous high voltage direct current interconnection to American Electric Power Company in the Southwest Power Pool), eight 138-kV and thirteen 69-kV lines to American Electric Power Company; by four 345-kV and eighteen 138-kV lines and three 69-kV lines to the Lower Colorado River Authority; by seven 345-kV and nine 138-kV lines to the Texas Municipal Power Agency; and at several points with smaller systems operating wholly within Texas.

ELECTRICITY DISTRIBUTION

       Oncor's electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities; including power delivery, power quality and system reliability. The Oncor distribution system supplies electricity to over 2.9 million points of delivery. The electricity distribution business consists of the ownership, management, construction, maintenance and operation of the distribution system within Oncor's certificated service area. Over the past five years, the number of Oncor's distribution system premises served has been growing an average of 2% per year.

       Oncor's distribution system receives electricity from the transmission system through substations and distributes electricity to end users and wholesale customers through 2,944 distribution feeders.

       The Oncor distribution system consists of 55,472 miles of overhead primary conductors, 22,076 miles of overhead secondary and street light conductors, 12,936 miles of underground primary conductors and 7,802 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

       Most of Oncor's power lines have been constructed over lands of others pursuant to easements or along public highways, streets and right-of-ways as permitted by law.


CUSTOMERS-- ELECTRICITY DELIVERY

       Oncor's transmission customers consist of municipalities, electric cooperatives and other distribution companies. Oncor's distribution customers consist of approximately 43 REPs in Oncor's certified service area, including subsidiary REPs of TXU Energy. For the year ended December 31, 2003, delivery fee revenues from TXU Energy represented approximately 71% of Oncor's revenues. There are no individually significant unaffiliated customers upon which Oncor's business or results are highly dependent.

       Since January 1, 2002, the retail customers who purchase and consume electricity and are connected to Oncor's system have been free to choose their electricity supplier from REPs who compete for their business. The changed character of electric service, however, does not mean that the safe and reliable delivery of dependable power is any less critical to Oncor's success. Service quality, safety and reliability are of paramount importance to REPs, electricity customers, and Oncor. Oncor intends to continue to build on its inherited tradition of low cost and high performance.

REGULATION AND RATES - ELECTRICITY DELIVERY

       See Texas Electric Industry Restructuring above for a description of the significant regulatory provisions relating to the deregulation of the Texas electric industry.

       As its operations are wholly within Texas, Oncor believes that it is not a public utility as defined in the Federal Power Act and has been advised by its counsel that it is not subject to general regulation under such Act.

       The Commission has original jurisdiction over transmission rates and services and over distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the Commission and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, the Public Utility Regulatory Act (PURA) prohibits the collection of any rates or charges by a public utility that do not have the prior approval of the Commission.

       At the state level, PURA, as amended, requires owners or operators of transmission facilities to provide open access wholesale transmission services to third parties at rates and terms that are non-discriminatory and comparable to the rates and terms of the utility's own use of its system. The Commission has adopted rules implementing the state open access requirements for utilities that are subject to the Commission's jurisdiction over transmission services, such as Oncor.

       Provisions of the 1999 Restructuring legislation allow Oncor to annually update its transmission rates to reflect changes in invested capital. These provisions encourage investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

       See discussion at the end of this Item for environmental regulations and related matters.

GAS DELIVERY

       Gas Transmission -- TXU Gas owns and operates interconnected natural gas transmission lines, five underground storage reservoirs, 20 compressor stations and related properties, all within Texas. With a system consisting of 6,162 miles of transmission and gathering lines in Texas, TXU Gas is one of the largest pipeline operators in the US. Through these facilities, it transports natural gas to its distribution system and other customers. Rates for transmission services are regulated by the RRC. The gas transmission and distribution lines of TXU Gas have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law.

       Gas Distribution -- TXU Gas provides service through over 26,431 miles of distribution mains. TXU Gas purchases, distributes and sells natural gas to over 1.4 million residential and business customers in approximately 550 cities and towns, including the 11-county Dallas/Ft. Worth metropolitan area. The distribution service rates that TXU Gas charges its residential and business customers have been generally established by the municipal governments of the cities and towns served, with the RRC having appellate, or in some instances, primary jurisdiction. The majority of TXU Gas' residential and business customers use natural gas for heating, and their needs are directly affected by the mildness or severity of the heating season.

       TXU Gas estimates its peak-day availability of natural gas supply from its long-term contracts, short-term contracts and withdrawals from underground storage to be 2.2 Bcf. Daily purchases on the spot market raise this availability level to meet additional peak-day needs. TXU Gas' peak-day demand in 2003 was on February 24, 2003, when sales to its customers reached approximately 1.9 Bcf. During 2003, the average daily demand of TXU Gas' residential and business customers was 0.4 Bcf.

       TXU Gas has historically maintained a contractual right to interrupt transportation load, which is designed to achieve the highest load factor possible in the use of the pipeline system while ensuring continuous and uninterrupted service to residential and business customers.

       Estimates of natural gas supplies and reserves are not necessarily indicative of TXU Gas' ability to meet current or anticipated market demands or immediate delivery requirements because of factors such as the physical limitations of gathering, storage and transmission systems, the duration and severity of cold weather, the availability of gas reserves from its suppliers, the ability to purchase additional supplies on a short-term basis and actions by federal and stateregulatory authorities. Curtailment rights provide TXU Gas flexibility to meet the human-needs requirements of its customers on a firm basis. Priority allocations imposed by federal and state regulatory agencies, as well as other factors beyond the control of TXU Gas, may affect its ability to meet the demands of its customers.

       Gas Supply -- TXU Gas' natural gas supply consists of contracts for the purchase of specific reserves, contracts not related to specific reserves or fields, and natural gas in storage. The total planned natural gas supply as of January 1, 2004 is 150 Bcf, which is approximately 1 percent more than TXU Gas' actual supply during 2003. TXU Gas has approximately 17 Bcf committed under contracts with specific reserves, 30 Bcf in working gas in storage and 41 Bcf committed under gas supply contracts not related to specific reserves or fields. In 2003, TXU Gas' natural gas requirements were purchased from approximately 76 independent producers, marketers and pipeline companies.

       TXU Gas manages its storage working gas inventory and storage deliverability along with other purchased gas to meet its peak-day requirements. TXU Gas utilizes the services of five natural gas storage fields operated within its pipeline system, all of which are located in Texas. These fields have a working gas capacity of more than 38 Bcf and a storage withdrawal deliverability of up to 1.2 Bcf per day.

       TXU Gas buys natural gas under long-term and short-term contracts, some of which require minimum purchases of gas. The estimated natural gas demand, which assumes normal weather conditions, significantly exceeds the minimum purchase obligations of these contracts for the year 2004 and thereafter.

       The TXU Gas distribution supply program is designed to contract for new supplies of natural gas and to recontract targeted expiring sources. In addition to being heavily concentrated in the established natural gas-producing areas of central, northern and eastern Texas, TXU Gas' intrastate pipeline system also extends into or near the major producing areas of the Texas Gulf Coast and the Delaware and Val Verde Basins of West Texas. Nine basins located in Texas are estimated to contain a substantial portion of the nation's remaining onshore natural gas reserves. TXU Gas' pipeline system provides access to all of these basins. TXU Gas is well situated to receive large volumes into its pipeline system at the major hubs, such as Katy and Waha, as well as from storage facilities where TXU Gas maintains high delivery capabilities.

       Competition -- Customer sensitivity to energy prices and the availability of competitively priced natural gas continue to cause competition in the electricity generation and industrial user markets. Natural gas faces varying degrees of competition from electricity, coal, natural gas liquids, oil and other refined products throughout the TXU Gas distribution service territory. Pipeline systems of other companies, both intrastate and interstate, extend into or through the areas in which TXU Gas' markets are located, creating competition from other sellers and transporters of natural gas. TXU Gas intends to maintain its focus on customer satisfaction and the creation of new value-added services for its customers in order to remain its customers' supplier of choice. TXU Gas provides services to its electricity generation and industrial customers under regulated tariffs and responds to this competition by offering service under negotiated rates when a positive margin can be maintained.

       TXU Gas is the sole transporter of natural gas to its distribution system. TXU Gas competes with other pipelines in Texas to transport natural gas to electricity generation and industrial user facilities as well as off-system markets. These businesses are highly competitive.

       Customers -- There are no individually significant customers upon which TXU Gas' business or results of operations are highly dependent.

Regulation and Rates - Gas Delivery
-----------------------------------

       TXU Gas is wholly intrastate in character and performs distribution utility operations and pipeline transportation services in the State of Texas subject to regulation, respectively, by municipalities in Texas and the RRC. The RRC has original jurisdiction over the charge for the transportation of gas by TXU Gas to its distribution system for sale to TXU Gas' residential and business consumers. TXU Gas owns no certificated interstate transmission facilities subject to the jurisdiction of the FERC under the Natural Gas Act, has no sales for resale under the rate jurisdiction of the FERC and does not perform any transportation service that is subject to FERC jurisdiction under the Natural Gas Act.

       The city gate rate for the cost of natural gas TXU Gas ultimately delivers to residential and business customers is established by the RRC and provides for full recovery of the actual cost of gas delivered. The cities served by TXU Gas have original jurisdiction over the distribution rate TXU Gas charges its residential and business customers, subject to appellate jurisdiction of the RRC.

       TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. In May 2003, TXU Gas filed, for the first time, a system-wide rate case for the distribution and pipeline operations. The case was filed in all 437 incorporated cities served by the distribution operations, and at the RRC for the pipeline business and for unincorporated areas served by the distribution operations. The TXU Gas filing requested an annual revenue increase of $69.5 million or 7.24%. All 437 cities took action on the case within their statutory time frame, and TXU Gas has appealed these actions to the RRC. Twelve parties have intervened in the case. Based on the current procedural schedule, TXU Gas expects a final order from the RRC in the second quarter of 2004.

       TXU Gas sells natural gas to industrial customers under standard regulated rate schedules that permit automatic adjustment on a periodic basis for the full amount of increases or decreases in the cost of natural gas. Transportation services to electricity generation and other industrial customers are provided under both regulated tariffs and competitively negotiated contracts.

       TXU Gas has been an open access transporter under Section 311 of the Natural Gas Policy Act of 1978 (NGPA) on its intrastate transmission facilities since July 1988. Such transportation is performed pursuant to Section 311(a)(2) of the NGPA and is subject to an exemption from the jurisdiction of the FERC under the Natural Gas Act, pursuant to Section 601 of the NGPA.

       See discussion at the end of this Item for environmental regulations and related matters.

ONCOR UTILITY SOLUTIONS

       This operation consists of wholly-owned subsidiaries of TXU Gas that offer unregulated utility asset management services for cooperatives and municipally-owned and investor-owned utilities located in North America. Electric, gas, water and wastewater utilities may choose from Oncor Utility Solutions' menu of services ranging from a complete turnkey solution to selected services such as work management, resource management, strategic planning, design, maintenance and construction. Oncor Utility Solutions leverages TXU Corp.'s existing economies of scale, asset management processes, technologies and personnel to deliver cost savings and reliability improvements to client network systems.

                                AUSTRALIA SEGMENT

       TXU Australia provides its products and services primarily in the States of Victoria and South Australia through its two main operating divisions:
Energy Delivery Business and Energy Business.

       There are no individually significant customers upon which the segment's business or results of operations are highly dependent.

COMPETITIVE STRATEGY

       TXU Australia's portfolio approach to growth has provided TXU
Australia with a number of competitive advantages associated with economies of scale, dual fuel benefits and risk diversification. TXU Australia is a major provider of multiple energy solutions in the Victorian and South Australian energy markets.

       Since 1995, TXU Australia has assembled its portfolio of assets and capabilities with a mix of regulated earnings and assets in the Energy Delivery Business, and a portfolio of physical and contractual, upstream and downstream capabilities in the Energy Business.

       The Australian energy market presents TXU Australia with significant opportunities for growth. Growth opportunities in the Energy Delivery Business will be pursued in the framework of building on TXU Australia's developed core skills and capabilities. Growth opportunities in the Energy Business will be pursued in the framework of maintaining a mix of upstream and downstream physical and financial positions and managing the risks of imbalances between these positions.

ENERGY DELIVERY BUSINESS

        TXU Australia's Energy Delivery Business engages principally in managing the distribution of electricity to 559,558 connection points in the eastern suburbs of Melbourne and in rural areas in eastern Victoria, and the distribution of natural gas to 481,307 supply points located in the western suburbs of Melbourne and in rural towns in western Victoria.

        TXU Australia manages an electricity network of approximately 27,250 miles of distribution lines over an area of approximately 50,000 square miles, and a gas network of approximately 5,100 miles of pipelines over approximately 1,250 square miles in its territory.

        The tariffs chargeable by TXU Australia for the distribution of electricity and gas are regulated by the Victorian Essential Services Commission. Electricity distribution tariffs were last determined in 2001 and are due to be redetermined in 2006 for at least five more years. Gas distribution tariffs were last determined in 2003 and are due to be redetermined in 2008 for at least five more years. The gas distribution tariffs increased by 2.2% for 2003. Each subsequent year, the tariffs are to increase by 0.8% plus the Consumer Price Index increase. The current regulatory framework, as administered by the Essential Services Commission, has been in place since 1995 for electricity and since 1998 for gas. TXU Australia expects that this regulatory framework will continue to evolve.

ENERGY BUSINESS

        TXU Australia's Energy Business comprises a portfolio of assets involved in the generation of electricity, transportation and storage of gas, purchase of electricity and gas, and the sale of electricity and gas to wholesale and retail customers, primarily in Victoria and South Australia. This portfolio enhances the ability of the Energy Business to manage the risks normally associated with the stand-alone operation of a retail, generation or wholesale energy business, including price fluctuation, supply shortage and overproduction risks, in order to optimize performance.

        TXU Australia manages its portfolio of wholesale contracts, physical generation capability and retail positions to manage exposure to price risks. Its generation assets, gas storage capability and electricity hedging contracts provide the ability to enhance price spike protection for TXU Australia's retail customer base, and also provide TXU Australia with an ability to offer risk management products to others in the market.

        In May 2000, TXU Australia acquired the business of the South Australian electricity generator Optima Energy Pty Ltd, which included a 100-year prepaid lease of the Torrens Island Power Station (Torrens Island).

        The Torrens Island site is located near Adelaide and offers room for plant expansion. The power station consists of two plants with a total of eight gas-fired steam turbines with a combined capacity of 1,280 MW. Torrens Islands has the potential to operate in each of the peaking, intermediate and base load markets in South Australia.

        TXU Australia has a 20-year option agreement, which began in 1999, with Ecogen Energy Pty. Ltd. (Ecogen), which owns 966 MW of gas fired generation that is typically used during peak periods of demand for electricity in Victoria. The agreement provides TXU Australia with the ability to enter into hedge contracts with Ecogen, at TXU Australia's option, that require the exchange of cash for the difference between the amount specified in the contract and the then current spot price of electricity. TXU Australia also has an agreement to supply gas to Ecogen until April 30, 2019. The option agreement provides a hedge against TXU Australia's cost of electricity and also enables TXU Australia to offer price protection services to other electricity retailers.

        TXU Australia owns an underground gas storage facility near Port Campbell in southwest Victoria. The facility, which was commissioned in August 1999, has a storage capacity of approximately 11 Bcf and has a withdrawal capacity of 0.3 Bcf per day. The underground gas storage facility is connected to the principal Victorian gas transmission system and the SEA Gas pipeline effective January 2004.

        The underground gas storage facility provides TXU Australia with the ability to manage its gas supply requirements beyond the flexibility inherent under the gas supply contracts and to manage its exposure to price volatility in the gas spot market.

        TXU Australia currently owns a 33.3% joint venture interest in SEA Gas. SEA Gas is a gas transmission pipeline from the underground gas storage facility to Adelaide in South Australia. TXU Australia entered into a 15-year foundation shipper contract with SEA Gas to ship gas from the underground gas storage facility to Torrens Island and the gas distribution system in South Australia.

Retail Electricity
------------------

        TXU Australia's primary retail electric markets at present are Victoria and South Australia. With the introduction of full retail competition, customers in Victoria, South Australia and New South Wales now have the right to choose their energy providers. TXU Australia has retailing licenses to sell electricity to competitive customers in Victoria, New South Wales, Queensland, South Australia and the Australian Capital Territory.

        Customer Base -- 89% of TXU Australia's retail electric customers are residential customers. The remaining customer base is diverse and includes businesses in the mining, transportation and chemicals industries. Approximately 85% of TXU Australia's retail electric customers are connected to the distribution network owned by the Energy Delivery Business.

        Regulation -- As an original incumbent retailer in Victoria, TXU Australia can publish new retail electricity prices at any time in a government publication, with the new prices applying two months after their publication. However, the Victorian Electricity Industry Act 2000 reserves power to the Victorian government until December 2004 to cap the prices at which electricity is sold to low-volume Victorian customers (i.e., those consuming less than 160 MWh per year) if it does not approve of the published prices.

        Retail electricity prices, primarily in Victoria, increased 3.1% in 2003 compared to 2002. The increase reflected a 4% decrease in the capped price that was more than offset by reduced government subsidies that are passed on to customers through distribution fees. Further changes to the subsidies are under consideration by the Victorian government.

        At the end of October 2003, TXU Australia published electricity price increases to apply to low- volume customers beginning January 1, 2004.
Following its review of these newly published prices, the government has determined the allowed price increases for the next four years as follows: 2004, 1.5%; for subsequent years, the rates will be based on CPI plus (or minus) a margin ranging from 1.5% to 0.5%.

        Low-volume customers have the choice of being subject to regulated pricing or accepting a market-based offer from TXU Australia or a competing retailer.

        Competition -- At present, with the exception of Queensland, participants in the National Electric Market have introduced full retail competition for electricity consumers. These participants are Victoria, New South Wales, South Australia and Queensland.

        Electricity Supply Arrangements -- The National Electric Market is a wholesale market for the sale of electricity that is combined with an open access regime for the use of physical electricity networks within the participating states of Australia. The National Electric Market currently operates a wholesale electricity pool into which all electricity output from generators within Victoria, New South Wales and South Australia is centrally pooled and scheduled to meet the electricity demand of those states. Each electricity provider is required to purchase electricity either through a pool or through another provider that has purchased that electricity from a pool.

Retail Gas
----------

        TXU Australia's primary gas retail market at present is Victoria.
It also has retail licenses to supply gas to customers in South Australia, New South Wales and the Australian Capital Territory.

        Customer Base -- 96% of TXU Australia's retail gas customers are residential customers and the remaining 4% are business customers. The portfolio of business customers currently served by TXU Australia includes food, manufacturing, chemicals, paper, health, hospitality and recreation.

        Regulation -- As with electricity, TXU Australia can publish new gas prices at any time in a government publication, with the new prices applying two months after their publication. However, the Victorian Gas Industry Act 2001 reserves powers to the Victorian government until August 31, 2004, to cap the prices at which gas is sold to low volume Victorian customers.

        In 2002, the Victorian government exercised its power in respect of low-volume gas customers for 2003. TXU Australia was allowed to increase its prices by an average of 9% beginning January 4, 2003. Customers have the choice of accepting either low-volume customer pricing or a market-based offer from TXU Australia or a competing retailer.

        At the end of October 2003, TXU Australia published gas price increases to apply to low volume customers beginning January 1, 2004. Following its review of these newly published prices, the Victorian government has determined the allowed price increases as follows: 2004: 5%; for subsequent years: the increases will equate to the Consumer Price Index.

        Competition -- At present, the Victorian and New South Wales gas retail markets are fully competitive. South Australia's business customers are also fully competitive and its residential customers are expected to become competitive in mid-2004.

        Gas Supply Arrangements -- Approximately 90% of Victoria's current gas requirements are sourced predominantly from Esso/BHP. This gas is supplied by Esso/BHP to Gascor Pty Ltd under a contract entered into before privatization of the gas industry in Victoria and which runs until 2009. Upon privatization of the Victorian gas industry, Gascor Pty Ltd's entitlements under the contract were allocated among the three new retailers, including TXU Australia. TXU Australia has entitlements to approximately 47 Bcf per year. On
September 15, 2003, Gascor Pty Ltd was acquired by the three retailers in equal shares, but this had no material impact on the entitlement of the retailers to gas.

        Gas requirements for Torrens Island are currently sourced from Victoria through the SEA Gas pipeline from contracts primarily with Esso/BHP. Supply of gas to Torrens Island is supplemented by gas supply from the Cooper Basin in South Australia under a contract with Terra Gas Trader Pty Ltd., which runs until 2011.

        TXU Australia expects to conclude negotiations in 2004 for the supply of approximately 853 Bcf from Esso/BHP to meet anticipated demand requirements.

                              ENVIRONMENTAL MATTERS
                              ---------------------

US

        TXU Corp. is subject to extensive environmental regulation by governmental authorities. In operating its facilities, TXU Corp. is required to comply with numerous environmental laws and regulations, and to obtain numerous governmental permits and approvals. If TXU Corp. fails to comply with these requirements, it could be subject to civil or criminal liability and fines. Existing environmental laws and regulations could be revised or reinterpreted and new laws and regulations could be adopted or become applicable to TXU Corp. or its facilities, including potential regulatory and enforcement developments related to air emissions.

        TXU Corp. may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if TXU Corp. fails to obtain, maintain or comply with the terms of any such approval, the operation of its facilities could be stopped or become subject to additional costs. Further, at some of TXU Corp.'s older facilities, including base load lignite and coal plants, it may be uneconomical for TXU Corp. to install the necessary compliance equipment, which may cause TXU Corp. to shut down those facilities.

        In addition, TXU Corp. may be responsible for any on-site liabilities associated with the environmental condition of facilities that it has acquired, developed, or which have been used by vendors regardless of when the liabilities arose and whether they are known or unknown. In connection with acquisitions and sales of assets, TXU Corp. may obtain, or be required to provide, indemnification against certain environmental liabilities. Another party could fail to meet its indemnification obligations to TXU Corp.

        Air -- Under the Texas Clean Air Act, the TCEQ has jurisdiction over the permissible level of air contaminant emissions from, and the requirements for issuing permits for, electricity generation, mining and gas delivery facilities located within the State of Texas. The New Jersey Department of Environmental Protection has jurisdiction over the emissions from TXU Energy's generation facility in New Jersey. In addition, the new source performance standards of the EPA promulgated under the Federal Clean Air Act, as amended (Clean Air Act), are being implemented by the TCEQ, and are applicable to certain electricity generation facilities and ancillary equipment. TXU Energy's generation plants and mining equipment and TXU Gas'facilities operate in compliance with applicable regulations, permits and emission standards promulgated pursuant to these acts.

        The Clean Air Act includes provisions which, among other things, place limits on the sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions produced by certain generation plants. In addition to the new source performance standards applicable to SO2 and NOx, the Clean Air Act requires that fossil-fueled plants have sufficient SO2 emission allowances and meet certain NOx emission standards. TXU Energy's generation plants meet the SO2 allowance requirements and NOx emission rates. In addition, the EPA recently proposed new requirements calling for electricity generation facilities in 28 states and the District of Columbia to further reduce emissions of NOx and SO2, with the first phase beginning January 1, 2010. TXU Corp. will be required to make additional emissions reductions and incur associated costs under this proposal if it is finalized in its current form.

        In January 2004, the EPA issued a proposed rule to regulate mercury emissions from power plants with the expectation that a final rule will be issued by December 2004 with an implementation date in 2008. Two different regulatory approaches are considered in the announcement and the final form of the rule is unknown. It is likely that some costs, which could be material, will be incurred for installation of additional control equipment and for facility operations and maintenance.

        In addition, in 1999, the EPA promulgated National Emissions
Standards for Hazardous Air Pollutants that apply to certain TXU Gas facilities. The EPA has also issued rules for controlling regional haze; the impact of these rules is unknown at this time because the TCEQ has not yet implemented the regional haze requirements.

        The Bush Administration is addressing greenhouse gas emissions through its greenhouse gas emissions intensity reduction Climate VISION program. The Bush Administration and EPA have proposed the Clear Skies legislative initiative calling for reductions of SO2, NOx, and mercury from electricity generation facilities over a 15-year period. Some legislative proposals for additional regulation of SO2, NOx, mercury and carbon dioxide recently have been considered at the federal level and it is expected that additional similar proposals will be made in the future. TXU Corp. continues to participate in a voluntary greenhouse gas emission reduction program and since 1995 has reported the results of its program annually to the U.S. Department of Energy. TXU Corp. is also participating in a new voluntary electric utility industry sector climate change initiative in partnership with the Department of Energy.
TXU Corp. continues to assess the financial and operational risks posed by future regulatory or policy changes pertaining to greenhouse gas emissions and multiple emissions, but because these proposals are in the formative stages, TXU Corp. is unable to predict their future impacts on the financial condition and operations of TXU Corp.

        Major air pollution control provisions of the 1999 Restructuring Legislation required a 50% reduction in NOx emissions and a 25% reduction in SO2 emissions from "grandfathered" electric utility generation plants. The first compliance period is for the year beginning May 1, 2003 through April 30, 2004. TXU Energy has obtained all permits required for the "grandfathered" plants by the 1999 Restructuring Legislation and has completed a construction program to install control equipment to achieve the required reductions. TXU Corp. anticipates that it will be in compliance with the requirements at the end of the first compliance period.

        In 2001, the Texas Clean Air Act was amended to require that "grandfathered" facilities, other than electric utility generation plants, apply for permits. TXU Energy, TXU Gas and Oncor anticipate that the permits can be obtained for almost all of their "grandfathered" facilities without significant effects on the costs of operating these facilities. It may be necessary at one TXU Gas facility to spend approximately $6 million in the near future to comply with this requirement.

        The TCEQ has also adopted revisions to its State Implementation
Plan (SIP) rules that require an 89% reduction in NOx emissions from electricity generation plants in the Dallas-Fort Worth ozone non-attainment area and a 51% reduction in NOx emissions from electricity generation plants in East and Central Texas. Full compliance is required by May 1, 2005. TXU Energy has already made significant NOx emissions reductions to achieve the 51% reduction requirements of the 1999 Restructuring Legislation, but anticipates that additional reductions and/or modifications in plant operations will be required to achieve the 89% reductions called for in the SIP rules. Additionally, the TCEQ is expected to propose new SIP rules in 2004 to deal with 1-hour and 8-hour ozone standards. These rules could require further NOx emissions reductions from certain TXU Energy facilities.

        Water -- The TCEQ, the EPA and the RRC have jurisdiction over water discharges (including storm water)from all domestic facilities. Facilities of TXU Energy, TXU Gas and Oncor are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TXU Energy, TXU Gas and Oncor hold all required waste water discharge permits from the TCEQ and the RRC for facilities in operation and have applied for or obtained necessary permits for facilities under construction. TXU Energy, TXU Gas and Oncor believe they can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to Spill Prevention, Control and Countermeasure Plans for oil-filled electrical equipment and bulk storage facilities for oil will require updating of certain facilities. TXU Gas and Oncor are unable to predict at this time the impact of these changes. Clean Water Act Section 316(b) regulations pertaining to existing water intake structures are being developed by the EPA with publication scheduled for early 2004. TXU Energy is unable to predict at this time the impacts of these regulations.

        Other -- Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TCEQ. TXU Energy possesses all necessary permits for these activities from the TCEQ for its present operations.

        Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ and the RRC have issued regulations under the Texas Solid Waste Disposal Act applicable to facilities of TXU Energy, TXU Gas and Oncor. TXU Energy has registered solid waste disposal sites and has obtained or applied for such permits as are required by such regulations.

        Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas has agreed to a compact with the States of Maine and Vermont for a disposal facility that would be located in Texas. That compact was ratified by Congress and signed by the President in 1998. The State of Texas had proposed to license a disposal site in Hudspeth County, Texas, but in October 1998, the TCEQ denied that license application. In 2003, the State of Texas enacted legislation allowing a private entity to be licensed to accept low-level radioactive waste for disposal. TXU Energy intends to continue to ship low-level waste material off-site for as long as an alternative disposal site is available. Should existing off-site disposal become unavailable, the low-level waste material will be stored on-site. TXU Energy's on-site storage capacity is expected to be adequate until other off-site facilities become available. (See Power
Production - Nuclear Production Assets above.)

        Environmental  Capital  Expenditures-- Capital expenditures for
TXU Energy's environmental projects were $27 million in 2003 and are expected to be about $14 million in 2004. In 2003, Oncor's capital expenditures for environmental matters totaled $2 million and TXU Gas' capital expenditures totaled $220 thousand.

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

        The Torrens Island electricity generation plant in South Australia has a license to carry out activities of environmental significance, including the discharge of warm cooling water into the marine environment, subject to certain conditions. The conditions relate to temperature rise limit, temperature monitoring and reporting obligations to the Australia EPA. TXU Australia has complied with its license conditions.

        In Victoria, no licenses or works approvals from the Australia EPA are currently required for activities undertaken by the electricity delivery operations. The gas storage operation has a license to carry out activities of environmental significance including discharges to air and water subject to certain conditions. TXU Australia has complied with its license conditions.

        Through past acquisitions, TXU Australia holds certain properties that are contaminated. Liabilities totaling $10 million have been recorded for estimated costs of land reclamation and site restoration at these properties. These costs may change if the extent of contamination is different than testing indicated at the time of initial limited reviews. The Australia EPA has the power to order TXU Australia to incur such costs to remedy the contamination of land. TXU Australia also recorded a $7 million liability for land remediation costs for its Torrens Island plant.

Item 3.  LEGAL PROCEEDINGS

         Legal Proceedings -- On October 9, 2003, a lawsuit was filed in the Supreme Court of the State of New York, County of New York, against TXU Corp., by purported beneficial owners of approximately 39% of certain TXU Corp. equity-linked securities issued in October 2001. The common stock purchase contracts that are a part of these securities require the holders to purchase TXU Corp. common stock on specified dates in 2004 and 2005 at prices that are above the current market price of TXU Corp. common stock. The plaintiffs seek a declaratory judgment that (a) a termination event has occurred under the common stock purchase contract as a result of the administration of TXU Europe and, therefore, that plaintiffs are not required to purchase TXU Corp. common stock pursuant to the contracts and (b) an event of default has occurred under the indenture for the senior notes that constitute a part of these equity linked securities. Plaintiffs also seek an injunction requiring TXU Corp. to give notice that a termination event under the common stock purchase contract has occurred. TXU Corp. disputes plaintiffs' allegations and believes that plaintiffs' interpretation of the common stock purchase contract and indenture is inconsistent with the clear language of these agreements and is contrary to applicable law. Therefore, TXU Corp. believes the claims are completely without merit and intends to vigorously defend the lawsuit. On November 13, 2003, TXU Corp. filed a motion to dismiss the action, and oral argument was held on January 26, 2004. The court has not yet ruled on the motion, therefore, TXU Corp. is unable to estimate any possible loss or predict the outcome of this action.

        On July 7, 2003, a lawsuit was filed by Texas Commercial Energy
(TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An amended complaint was filed on February 3, 2004 that joined additional, unaffiliated defendants. Three retail electric providers have filed motions for leave to intervene in the action alleging claims substantially identical to TCE's. In addition, approximately 25 purported former customers of TCE have filed a motion to intervene in the action alleging claims substantially identical to TCE's, both on their own behalf and on behalf of a putative class of all former customers of TCE. TXU Corp. believes that it has not committed any violation of the antitrust laws and the Commission's investigation of the market conditions in late February 2003 has not resulted in any findings adverse to TXU Energy. Accordingly, TXU Corp. believes that TCE's and the interveners' claims against TXU Energy and its subsidiary companies are without merit and TXU Energy and its subsidiaries intend to vigorously defend the lawsuit. TXU Corp. is unable to estimate any possible loss or predict the outcome of this action.

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

        In November 2002 and February and March 2003, three lawsuits were filed in the United States District Court for the Northern District of Texas asserting claims under the Employee Retirement Income Security Act (ERISA) on behalf of a putative class of participants in and beneficiaries of various employee benefit plans of TXU Corp. These ERISA lawsuits have been consolidated, and a consolidated complaint was filed on February 3, 2004 against TXU Corp., the directors of TXU Corp., Erle Nye, Peter B. Tinkham, Kirk R. Oliver,
Biggs C. Porter, Diane J. Kubin, Barbara B. Curry and Richard Wistrand. The plaintiffs seek to represent a class of participants in such employee benefit plans during the period between April 26, 2001 and July 11, 2002. While TXU Corp. believes the claims are without merit and intends to vigorously defend the lawsuit, it is unable to estimate any possible loss or predict the outcome of this consolidated action.

        On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This case has been transferred to the Beaumont Division of the Eastern District of Texas. This action is brought by an individual, alleged to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. On September 15, 2003, defendants filed a motion to dismiss the lawsuit and a motion to transfer the case to the Northern District of Texas, Dallas Division. TXU Corp. believes that the plaintiff lacks standing to assert any antitrust claims against TXU Corp. or TXU Portfolio Management, and that defendants have not violated antitrust laws or other laws as claimed by the plaintiff. Therefore, TXU Corp. believes that plaintiff's claims are without merit and plans to vigorously defend the lawsuit. TXU Corp. is unable to estimate any possible loss or predict the outcome of this action.

        On October 23, 2002, a derivative lawsuit was filed by a purported shareholder on behalf of TXU Corp. in the 116th Judicial District Court of Dallas County, Texas, against TXU Corp., Erle Nye, Michael J. McNally,
David W. Biegler, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret N. Maxey, J.E. Oesterreicher, Charles R. Perry and Herbert
H. Richardson. The plaintiff alleges breach of fiduciary duty, abuse of control, mismanagement, waste of corporate assets, and breach of the duties of loyalty and good faith. The named individual defendants are current or former officers and/or directors of TXU Corp. No amount of damages has been specified. Furthermore, plaintiffs in such suit have failed to make a demand upon the directors as is required by law, and this case is currently stayed. Therefore, TXU Corp. is unable to estimate any possible loss or predict the outcome of this action.

        In October, November and December 2002 and January 2003, a number of lawsuits were filed in, removed to or transferred to the United States District Court for the Northern District of Texas against TXU Corp., and certain of its officers. These lawsuits have all been consolidated and lead plaintiffs have been appointed by the Court. On July 21, 2003, the lead plaintiffs filed an amended consolidated complaint naming Erle Nye, Michael J. McNally, V.J. Horgan and Brian N. Dickie and directors Derek C. Bonham, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret N. Maxey, J.E. Oesterreicher, Herbert H. Richardson and Charles R. Perry, as defendants. The plaintiffs seek to represent classes of certain purchasers of TXU Corp. common stock and equity-linked debt securities during a proposed class period from April 26, 2001 to October 11, 2002. No class or classes have been certified. The complaint alleges violations of the provisions of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 12 of the Securities Act of 1933, as amended (Securities Act), relating to alleged materially false and misleading statements, including statements in prospectuses related to the offering by TXU Corp. of its equity-linked debt securities and common stock in May and June 2002. On September 24, 2003, TXU Corp. and its officer and director defendants filed a motion to dismiss to plaintiffs' Amended Complaint. The plaintiffs have filed their response to the motion and the defendants have filed their reply brief, however, the court has not yet ruled on the motion to dismiss. The named individual defendants are current or former officers and/or directors of TXU Corp. While TXU Corp. believes the claims are without merit and intends to vigorously defend this lawsuit, it is unable to estimate any possible loss or predict the outcome of this action.

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

        General -- In addition to the above, TXU Corp. is involved in various other legal and administrative proceedings the ultimate resolution of which, in the opinion of TXU Corp., should not have a material effect, upon its financial position, results of operations or cash flows.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                         EXECUTIVE OFFICERS OF TXU CORP.


                                          Positions and          Date First Elected
                                       Offices Presently        to Present Offices
                                       Held (Current Term          (Current Term
                                            Expires                   Expires                 Business Experience
   Name of Officer          Age         on May 21, 2004)         on May 21, 2004)            (Preceding Five Years)
----------------------     -------    ---------------------    ----------------------    -------------------------------

Erle Nye                     66         Chairman of the          February 23, 2004       Chairman of the Board of TXU Corp.;
                                             Board                                        prior thereto, Chairman of the
                                                                                          Board and Chief Executive of
                                                                                          TXU Corp.

C. John  Wilder              45       President and Chief        February 23, 2004       President and Chief Executive of
                                          Executive                                        TXU Corp.; prior thereto, Executive
                                                                                           Vice President and Chief Financial
                                                                                           Officer of Entergy Corporation.

T. L. Baker                  58          Executive Vice          February 21, 2003       Executive Vice President of TXU Corp.
                                          President                                        and President and Chief Executive
                                                                                           of TXU Energy; prior thereto, Executive
                                                                                           Vice President of TXU Corp., and
                                                                                           President of TXU Energy; prior thereto,
                                                                                           Vice Chairman of Oncor and TXU Gas;
                                                                                           prior thereto, President of Oncor
                                                                                           and TXU Gas; prior thereto, President
                                                                                           of TXU Electric Company; prior thereto,
                                                                                           President, Electric Service Division of
                                                                                           TXU Electric Company and TXU Gas
                                                                                           Distribution of TXU Gas.

H. Dan Farell                54          Executive Vice          February 21, 2003       Executive  Vice  President and
                                      President and Chief                                  Chief Financial Officer of
                                       Financial Officer                                   TXU Corp.; prior thereto,
                                                                                           President of TXU Gas; prior
                                                                                           thereto, President of TXU
                                                                                           Electric Company; prior
                                                                                           thereto, Executive Vice
                                                                                           President of TXU Electric
                                                                                           Company.

Michael J. McNally           49          Executive Vice          February 21, 2003       Executive Vice President of
                                           President                                       TXU Corp.; prior thereto,
                                                                                           Executive Vice President
                                                                                           and Chief Financial Officer
                                                                                           of TXU Corp.

Eric H. Peterson             43          Executive Vice             May 9, 2002          Executive Vice President and
                                         President and                                     General Counsel of TXU
                                        General Counsel                                    Corp.;  prior thereto,
                                                                                           Senior Vice-President  and
                                                                                           General Counsel for DTE
                                                                                           Energy;  prior thereto,
                                                                                           partner in the law firm of
                                                                                           Worsham, Forsythe &
                                                                                           Wooldridge.

There is no family relationship between any of the above-named Executive
Officers.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

        TXU Corp.'s common stock is listed on the New York, Chicago and Pacific stock exchanges (symbol: TXU). The price range of the common stock of TXU Corp., as reported by Bloomberg, and the dividends paid during each of the calendar quarters of 2003 and 2002 were as follows:

                                                          Price Range                        Dividends Paid
                                          --------------------------------------------       --------------
Quarter Ended                                     2003                      2002             2003      2002
-------------                             --------------------          --------------       ----      ----

                                            High        Low        High         Low
                                            ----        ---        ----         ---
March 31.........................         $20.37      $15.00       $55.20     $ 46.27       $0.125    $  .60
June 30..........................          22.87       17.54        57.05       48.81        0.125       .60
September 30.....................          23.70       19.58        51.85       33.65        0.125       .60
December 31......................          23.96       20.87        40.99       10.10        0.125       .60
                                                                                            ------    -------
                                                                                           $ 0.50     $ 2.40
                                                                                            ======    =======

        Under Texas law, TXU Corp. may only declare dividends out of surplus, which is statutorily defined as total shareholders' equity less the book value of common stock (stated capital). The write-off of TXU Corp.'s investment in TXU Europe in 2002 (see Note 3 to Financial Statements) resulted in negative surplus. Texas law permits, subject to the receipt of shareholder approval, the reclassification of stated capital into surplus. TXU Corp. received such shareholder approval of this reclassification in a special meeting of shareholders held February 14, 2003. Accordingly, approximately $8.0 billion was reclassified from stated capital to additional paid-in capital, resulting in an increase of surplus in the same amount. Surplus at December 31, 2003 was $5.6 billion.

        TXU Corp., or its predecessor TEI, have declared common stock dividends payable in cash in each year since TEI's incorporation in 1945. The Board of Directors of TXU Corp., at its February 2004 meeting, declared a quarterly dividend of $0.125 a share, payable April 1, 2004 to shareholders of record on March 5, 2004. Future dividends may vary depending upon TXU Corp.'s profit levels, operating cash flow levels and capital requirements as well as financial and other business conditions existing at the time.

        Dividends in 2003 were non-taxable distributions, or returns of capital.

        The number of record holders of the common stock of TXU Corp. as of March 8, 2004 was 64,226.

        Oncor's mortgage restricts its payment of dividends to the amount of its retained earnings. Certain other debt instruments and preferred securities of TXU Corp.'s subsidiaries contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At December 31, 2003, there were no restrictions on the payment of dividends under these provisions.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

Item 9A. CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of TXU Corp.'s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2003. Based on the evaluation performed, TXU Corp.'s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

         There have been no significant changes in TXU Corp.'s internal controls over financial reporting for its continuing operations that have occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, TXU Corp.'s internal control over financial reporting.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information with respect to this item is found under the headings Election of Directors, Independence of Directors, Meetings of the Board and Its Committees, Corporate Governance Documents and Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement to be filed by TXU Corp. with the Securities and Exchange Commission on or about April 5, 2004. Additional information with respect to Executive Officers of TXU Corp. is found at the end of Part I.

Item 11. EXECUTIVE COMPENSATION

         Information with respect to this item is found under the headings Election of Directors, Compensation of Directors and Executive Compensation in the definitive proxy statement to be filed by TXU Corp. with the Securities and Exchange Commission on or about April 5, 2004.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table presents information concerning stock-based compensation plans as of December 31, 2003.(See Note 11 to Financial Statements.)

                                                                                                         (c)
                                                                                                       Number of shares
                                                 (a)                           (b)                  remaining available for
                                          Number of shares to              Weighted-average         future issuance under
                                         be issued upon exercise          exercise price of        equity compensation plans
                                         of outstanding options,         outstanding options,       (excluding securities
                                         warrants and rights             warrants and rights        reflected in column (a)
                                        -------------------             -------------------        --------------------------
Stock compensation plans approved by
   shareholders......................         23,674(1)                        $24.50                      6,768,437(2)
Stock compensation plans not                         -                             -                          71,108(3)
   approved by shareholders .........         ------                           -------                    ----------

        Total........................         23,674                           $24.50                      6,839,545
                                              ======                           ======                      =========

(1) Amount relates exclusively to outstanding stock options assumed by TXU Corp. in connection with its 1997 merger with ENSERCH Corporation (now TXU Gas Company) that were exchanged for options for TXU Corp. common stock (TXU Gas Option Plan).
(2) Represents shares under the TXU Long-Term Incentive Compensation Plan. (See Note 11 to Financial Statements for further descriptions.)
(3) Represents shares under the TXU Australia Employee Share Plan described below.

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

      TXU Australia Employee Share Plan -- TXU Australia has an Employee Share Plan, introduced in 2001, which is available to Australia-based directors and employees of TXU Australia with at least three months of service at the beginning of each six-month offering period starting on January 1 and July 1. Employees who elect to participate in this plan enroll and re-enroll for six-month offer periods and purchase TXU Corp. common stock at a 15% discount from the TXU Corp. stock price, based on the lower of the fair market value on the first business day of the offering period or the fair market value on a nominated date just prior to final contributions for the relevant offering period. Participants may elect between a tax exempt option or a tax deferred option. At the end of each offering period, participants may elect to continue, change their contribution amounts or exit the plan. As of December 31, 2003, participants were eligible to purchase 28,892 shares of TXU Corp. common stock.

       TXU Europe Sharesave Plan -- With the exiting of the TXU Europe business, the rights of participants in the TXU Europe Sharesave Plan to purchase TXU Corp. common stock expired in May 2003.

      Summary -- Other information with respect to this item is found under the heading Beneficial Ownership of Common Stock of the Company in the definitive proxy statement to be filed by TXU Corp. with the Securities and Exchange Commission on or about April 5, 2004.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

      Information with respect to this item is found under the heading Selection of Auditors in the definitive proxy statement to be filed by TXU Corp. with the Securities and Exchange Commission on or about April 5, 2004.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                               Page
                                                                                               ----

(a) Documents filed as part of this Report:

        Financial Statements (included in Appendix A to this report):

Selected Financial Data ..............................................................          A- 2
Management's Discussion and Analysis of Financial Condition
     and Results of Operations........................................................          A- 4
Statement of Responsibility...........................................................          A-62
Independent Auditors' Report..........................................................          A-63
Statements of Consolidated Income for each of the three years in the
     period ended December 31, 2003...................................................          A-64
Statements of Consolidated Comprehensive Income for each of the
     three years in the period ended December 31, 2003................................          A-65
Statements of Consolidated Cash Flows for each of the three years in
     the period ended December 31, 2003...............................................          A-66
Consolidated Balance Sheets, December 31, 2003 and 2002...............................          A-67
Statements of Consolidated Shareholders' Equity for each of the three years in
     the period ended December 31, 2003...............................................          A-68
Notes to Financial Statements.........................................................          A-70

      The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K filed or furnished since September 30, 2003, are as follows:

         Date                               Item
         ----                               ----
         October 27, 2003                   Item 12.   Results of Operations and Financial Condition
         November 5, 2003                   Item 12.   Results of Operations and Financial Condition
                                                         Regulation FD Disclosure

         January 16, 2004                   Item 5.    Other Events and Regulation FD Disclosure
         February 12, 2004                  Item 12.   Results of Operations and Financial Condition
         February 23, 2004                  Item 5.    Other Events and Regulation FD Disclosure
         February 25, 2004                  Item 5.    Other Events and Regulation FD Disclosure
         March 1, 2004                      Item 9.    Regulation FD Disclosure

(c) Financial Statements of Significant Unconsolidated 50% or Less Owned Entity

              The information required hereunder for Pinnacle One
         Partners, L.P. (Pinnacle) for the years ended December 31, 2002 and 2001, is included in Appendix C to this report. For the years ended December 31, 2002 and 2001, Pinnacle was an unconsolidated entity, the financial statements of which are required to be filed pursuant to the provisions of Rule 3-09 of Regulation S-X, such requirement arising because of the significance of financial results related to Pinnacle as compared to TXU Corp.'s consolidated financial results for the 2002 period. For the year ended December 31, 2003, Pinnacle's financial results are included in TXU Corp.'s consolidated financial results as discontinued operations.

(d)      Exhibits:

         Included in Appendix B to this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, TXU Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        TXU CORP.


Date:  March 12, 2004        By:                  /s/  C. JOHN WILDER
                                 -----------------------------------------------
                                 (C. John Wilder, President and Chief Executive)

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

                       Signature                                  Title                              Date
                       ---------                                  -----                              ----


/s/                   C. JOHN WILDER                       Principal Executive                  March 12, 2004
--------------------------------------------------------   Officer and Director
(C. John Wilder, President and Chief Executive)


/s/                   H. DAN FARELL                        Principal Financial Officer          March 12, 2004
--------------------------------------------------------
  (H. Dan Farell, Executive Vice President and Chief
                     Financial Officer)


/s/               DAVID H. ANDERSON                        Principal Accounting Officer         March 12, 2004
--------------------------------------------------------
          (David H. Anderson, Controller )


/s/                   ERLE NYE                             Director                             March 12, 2004
--------------------------------------------------------
          (Erle Nye, Chairman of the Board)

/s/                DEREK C. BONHAM                         Director                             March 12, 2004
--------------------------------------------------------
                  (Derek C. Bonham)

/s/              E. GAIL DE PLANQUE                        Director                             March 12, 2004
--------------------------------------------------------
                (E. Gail de Planque)


/s/               WILLIAM M. GRIFFIN                       Director                             March 12, 2004
--------------------------------------------------------
                (William M. Griffin)

/s/                 KERNEY LADAY                           Director                             March 12, 2004
--------------------------------------------------------
                   (Kerney Laday)

/s/                JACK E. LITTLE                          Director                             March 12, 2004
--------------------------------------------------------
                  (Jack E. Little)


/s/              J. E. OESTERREICHER                       Director                             March 12, 2004
--------------------------------------------------------
                (J. E. Oesterreicher)


/s/               MICHAEL W. RANGER                        Director                             March 12, 2004
--------------------------------------------------------
                 (Michael W. Ranger)


/s/             HERBERT H. RICHARDSON                      Director                             March 12, 2004
-----------------------------------------------------
               (Herbert H. Richardson)

                                       27

                                                                                                 Appendix A


TXU CORP. AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION
December 31, 2003
                                                                                                       Page

Selected Financial Data - Consolidated Financial Statistics.................................            A-2
Management's Discussion and Analysis of Financial Condition and Results of Operations.......            A-4
Statement of Responsibility.................................................................           A-62
Independent Auditors' Report................................................................           A-63
Financial Statements:
   Statements of Consolidated Income........................................................           A-64
   Statements of Consolidated Comprehensive Income..........................................           A-65
   Statements of Consolidated Cash Flows....................................................           A-66
   Consolidated Balance Sheets..............................................................           A-67
   Statements of Consolidated Shareholders' Equity..........................................           A-68
   Notes to Financial Statements............................................................           A-70

                                       TXU CORP. AND SUBSIDIARIES
                                         SELECTED FINANCIAL DATA

                                                                                     Year Ended December 31,
                                                                     -----------------------------------------------------
                                                                     2003         2002       2001        2000        1999
                                                                     -----      -------     -------     -------     -----
                                                                           (Millions of US Dollars, except ratios)
Operating revenues.......................................           $11,008     $ 9,896      $9,890      $9,493      $7,970
Income from continuing operations before extraordinary
 loss and cumulative effect of changes in accounting
 principles..............................................           $   737     $   182      $  569      $  673      $  693
Income (loss) from discontinued operations, net of tax
  effect.................................................           $   (97)    $(4,258)     $  165      $  243      $  292
Extraordinary loss, net of tax effect (a) ...............           $     -     $  (134)     $  (57)     $    -      $    -
Cumulative effect of changes in accounting principles,
 net of tax benefit (a)..................................           $   (58)    $     -      $    -      $    -      $    -
Preference stock dividends...............................           $    22     $    22      $   22      $   12      $    -
Net income (loss) available for common stock.............           $   560     $(4,232)     $  655      $  904      $  985

Common stock data (millions):
 Basic shares outstanding - average.......................              322         278         259         264         279
 Diluted shares outstanding - average.....................              379         278         259         264         279
 Shares outstanding - end of year ........................              324         322         265         258         276

Basic earnings per share:
 Income from continuing operations before extraordinary
  loss and cumulative effect of changes in accounting
   principles (a) .......................................           $  2.22     $  0.58      $  2.11     $  2.51     $  2.48
Income (loss) from discontinued operations, net of
  tax effect.............................................           $ (0.30)    $(15.33)     $  0.63     $  0.92     $  1.05
Extraordinary loss,  net of tax effect (a) ..............           $     -     $ (0.48)     $ (0.22)    $     -     $     -
Cumulative effect of changes in accounting principles,
    net of tax benefit (a)...............................           $ (0.18)    $    -       $     -     $     -     $     -
Net income (loss) available for common stock.............           $  1.74     $(15.23)     $  2.52     $  3.43     $  3.53

Diluted earnings per share:
 Income from continuing  operations before extraordinary
  loss and cumulative effect of changes in accounting
  principles(a)..........................................           $  2.03     $  0.58      $ 2.11      $  2.51     $  2.48

Income (loss) from discontinued operations,
  net of tax effect......................................           $ (0.26)    $(15.33)     $ 0.63      $  0.92     $  1.05
Extraordinary loss, net of tax effect (a) ...............           $     -     $ (0.48)     $(0.22)     $     -     $     -
Cumulative effect of changes in accounting principles,
   net of tax benefit (a)................................           $ (0.15)    $     -      $    -      $    -      $    -
Net income (loss) available for common stock.............           $  1.62     $(15.23)     $ 2.52      $  3.43     $  3.53
Dividends declared per share.............................           $  0.50       1.925       2.400      $ 2.400     $ 2.325
Book value per share - end of year.......................           $ 17.34       14.80       28.88      $ 28.97     $ 30.15
Return on average common stock equity (a) (b)............              14.6%        3.3%        7.8%        8.7%         8.4%
Ratio of earnings to fixed charges.......................              1.98        1.28        1.75        1.86         1.94

Ratio of earnings to combined fixed charges
  and preference dividends...............................              1.93        1.24        1.70        1.83         1.94


See notes on page A-3.

                                       TXU CORP. AND SUBSIDIARIES
                                     SELECTED FINANCIAL DATA (CONT.)


                                                                                   Year Ended December 31,
                                                                    ----------------------------------------------------
                                                                     2003         2002       2001        2000        1999
                                                                     -----      -------     -------     -------     -----
                                                                             (Millions of US Dollars, except ratios)

Total assets - end of year...................................        $31,686     $31,405     $42,598     $45,377     $41,259
Property, plant & equipment - net - end of year..............         20,920      19,981      19,662      19,396      19,466
   Capital expenditures......................................            956       1,003       1,243       1,032         998
Capitalization - end of year
   Equity-linked debt securities.............................         $1,440      $1,440      $1,350      $  700      $  700
   Exchangeable subordinated notes (c).......................              -         639           -           -           -
   Long-term debt held by subsidiary trusts (d)..............            546         546         547       1,423       1,423
   All other long-term debt, less amounts due currently......         10,884       9,514       9,570       7,883       8,611
   Exchangeable preferred membership interest (c)............            646           -           -           -           -
   Preferred stock of subsidiaries:
       Not subject to mandatory redemption...................            113         190         190         190         190
       Subject to mandatory redemption.......................              -          21          21          21          21
   Common stock repurchasable under equity forward contracts.              -           -           -         190           -
   Preference stock..........................................            300         300         300         300           -
   Common stock equity.......................................          5,619       4,766       7,656       7,476       8,334
                                                                     -------      ------      ------     -------      ------
         Total...............................................        $19,548     $17,416     $19,634     $18,183     $19,279
                                                                     =======     =======     =======     =======     =======
Capitalization ratios - end of year
   Equity-linked debt securities.............................            7.4%        8.3%        6.9%        3.9%        3.6%
   Exchangeable subordinated notes...........................              -         3.7           -           -           -
   Long-term debt held by subsidiary trusts..................            2.8         3.1         2.8         7.8         7.4
   All other long-term debt, less amounts due currently......           55.7        54.6        48.7        43.3        44.7
   Exchangeable preferred membership interests...............            3.3           -           -           -           -
   Preferred stock of subsidiaries...........................             .6         1.2         1.1         1.2         1.1
   Common stock repurchasable under equity forward contracts.              -           -           -         1.0           -
   Preference stock..........................................            1.5         1.7         1.5         1.7           -
   Common stock equity.......................................           28.7        27.4        39.0        41.1        43.2
                                                                     -------      ------      ------      ------      ------
         Total...............................................          100.0%      100.0%      100.0%      100.0%      100.0%
                                                                     =======      ======      ======      ======      ======

Notes payable................................................          $  97      $2,324      $1,914      $2,379      $2,596
Long-term debt due currently.................................            677         958         866       1,844         877

Embedded interest cost on long-term debt - end of year (e)...            6.5%        6.9%        6.2%        7.5%        6.9%
Embedded interest cost on long-term debt held by subsidiary
  trusts.....................................................            6.4%        7.8%        7.8%        9.8%        8.1%
Embedded dividend cost on preferred stock of subsidiaries -
  end of year (f)............................................            9.7%        6.5%        6.5%        7.0%        7.0%


(a) See Results of Operations in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
    OPERATIONS. Amounts for 2002 and 2001 reflect reclassifications in accordance with the implementation of SFAS 145. See Note 1 to Financial Statements.
(b) Based on results from continuing operations.
(c) Exchanged for preferred membership interest in 2003. Amount is presented net of discount.
(d) The subsidiary financing trusts were deconsolidated in accordance with FIN 46. Amounts are subordinated to other long-term debt. (See Note 10 to Financial Statements.)
(e) Represents the annual interest using year-end rate for variable rate debt and reflecting effects of interest rate swaps and amortization of any discounts, premiums, issuance costs and any deferred gains/losses on reacquisitions divided by the carrying value of the debt plus or minus the unamortized balance of any discounts, premiums, issuance costs and gains/losses on reacquisitions at the end of the year.
(f) Includes the unamortized balance of the loss on reacquired preferred stock and associated amortization. The embedded dividend cost excluding the effects of the loss on reacquired preferred stock is 6.0% for 2002, 6.0% for 2001, 6.2% for 2000 and 6.2% for 1999.

Certain previously reported financial statistics have been reclassified to conform to current classifications.
Prior year periods have been restated to reflect certain operations as discontinued operations. (See Note 3 to Financial Statements.)

See Note 2 to Financial Statements for proforma amounts relating to adoption of SFAS 143.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS

BUSINESS

      Use of the term "TXU Corp.," unless otherwise noted, refers to TXU Corp., a holding company, and/or its consolidated subsidiaries.

      TXU Corp. engages in power production (electricity generation), retail and wholesale sales of electricity and natural gas, and the transmission and distribution of electricity and natural gas. In the competitive energy operations, TXU Corp. engages in hedging and risk management activities. TXU Corp. is a holding company that conducts its US operations through US Holdings and TXU Gas. US Holdings is also a holding company that conducts its principal operations through TXU Energy and Oncor. TXU Corp.'s principal international operations are conducted through TXU Australia.

      TXU Corp. has three reportable segments: Energy, Energy Delivery and Australia. (See Note 19 to Financial Statements for further information concerning reportable business segments.)

Changes in Business
-------------------

      Discontinued Businesses - Prior to October 2002, TXU Corp. conducted international operations through TXU Europe. At that time, a substantial portion of the business was sold. In 2002, TXU Corp. recorded a $4.2 billion charge principally to write off its investment in TXU Europe. The write-off was recorded without tax benefit. A tax benefit to earnings of up to $983 million could be recognized if uncertainties regarding the deductibility of the write-off are favorably resolved. See Note 3 to Financial Statements for additional discussion.

      In January 2004, TXU Corp. entered into an agreement to sell its telecommunications business for $527 million. The business was formerly a joint venture and has been consolidated since March 1, 2003.

      In December 2003, TXU Energy finalized a formal plan to sell its strategic retail services business, which is engaged principally in providing energy management services.

      In January 2004, TXU Corp. sold its majority interest in a small natural gas distribution business in Mexico for $11 million.

      The consolidated financial statements for all years presented reflect the reclassification of the results of these businesses (for the periods they were consolidated) as discontinued operations.

      See Note 3 to Financial Statements for more detailed information about discontinued operations.

Exchange Rates

      The following exchange rates have been used to convert foreign currency denominated amounts into US dollars, unless they were determined using exchange rates on the date of a specific event:

                                                                               Income Statement
                                            Balance Sheet                       (average for year
                                           (at December 31,)                  ended December 31,)
                                       ------------------------          -------------------------------
                                          2003          2002                 2003         2002         2001
                                          ----          ----                 ----         ----         ----
Australian dollars (A$) ..........        $0.7495       $0.5650           $0.6525      $0.5441        $0.5182

      All dollar amounts in Management's Discussion and Analysis of Financial Condition and Results of Operations and the tables therein, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

MANAGEMENT'S CHALLENGES AND INITIATIVES

Management Change
-----------------

      On February 23, 2004, C. John Wilder was named president and chief executive of TXU Corp. Mr. Wilder was formerly executive vice president and chief financial officer of Entergy Corporation. Mr. Wilder is in the process of reviewing the operations of TXU Corp. and formulating strategic initiatives. This review is expected to take up to six months. Upon completion, TXU Corp. expects to fully describe the results of the review and subsequent actions intended to improve the financial performance of its operations.

      Areas to be reviewed include:

       o Performance in competitive markets, including profitability in new markets
       o    Cost structure, including organizational alignments and headcount
       o    Management of natural gas price risk
       o    Non-core business activities

      If any new strategic initiatives are undertaken, TXU Corp.'s financial results could be materially affected.

Competitive Markets
-------------------

      In the Texas market, 2003 was the second full year of competitive activity, and that activity has impacted customer counts and sales volumes. The area representing the historical service territory prior to deregulation, largely in north Texas, consisted of approximately 2.8 million consumers (measured by meter counts) as of year-end of 2003. TXU Energy currently has approximately 2.4 million customers in that territory and has acquired approximately 200,000 customers in other competitive areas in Texas. Total customer counts declined 4% in 2003 and 0.5% in 2002. Retail sales volumes declined 12% in 2003 and 9% in 2002, reflecting competitive activity in the business market segment and to a lesser extent in the residential market. While wholesale sales volumes have increased significantly, gross margins have been compressed by the loss of the higher-margin retail volumes. TXU Energy intends to aggressively compete, in terms of price and customer service, in all segments of the retail market, both within and outside the historical service territory. In particular, TXU Energy anticipates regaining volumes in the large business market, reflecting contracting activity in late 2003. Because of the customer service and marketing costs associated with entering markets outside of the historical service territory, TXU Corp. has experienced operating losses in these new markets. TXU Corp. expects to be profitable in these markets as the customer base grows and economies of scale are achieved, but uncertainties remain and objectives may not be achieved.

Effect of Natural Gas Prices
-----------------------------

      Wholesale electricity prices in the Texas market generally move with the price of natural gas because marginal demand is met with gas-fired generation plants. Natural gas prices increased significantly in 2003, but historically the price has moved up and down due to the effects of weather, industrial demand, supply availability and other economic factors. Consequently, sales price management and hedging activities are critical in achieving targeted gross margins. TXU Energy continues to have price flexibility in the large business market and effective January 1, 2004, has price flexibility in the small business market, including the historical service territory. With respect to residential customers in the historical service territory, TXU Energy is subject to regulated "price-to-beat" rates, but such rates can be adjusted up or down twice a year at TXU Energy's option, subject to approval by the Commission, based on changes in natural gas prices. The challenge in adjusting these rates is determining the appropriate timing, considering past and projected movements in natural gas prices, such that targeted margins can be achieved while remaining competitive with other retailers who have price flexibility. TXU Energy increased the price-to-beat rates twice in 2003, and these actions combined with unregulated price increases and hedging activities essentially offset higher costs of energy sold as compared to 2002.

      In its portfolio management activities, TXU Energy enters into physical and financial energy-related (power and natural gas) contracts to hedge gross margins. TXU Energy hedges prices of anticipated power sales against falling natural gas prices and, to a lesser extent, hedges costs of energy sold against rising natural gas prices. The results of hedging and risk management activities can vary significantly from one reporting period to the next as a result of market price movements on the values of hedging instruments. Such activity represents an effective management tool to reduce cash gross margin risk over time. The challenge, among others, with these activities is managing the portfolio of positions in a market in which prices can move sharply in a short period of time.

      One of TXU Energy's cost advantages, particularly in a time of rising natural gas prices, is its nuclear-powered and coal/lignite-fired generation assets. Variable costs of this "base load" generation, which provided approximately 50% of sales volumes in 2003, have in recent history been, and are expected to be, less than the costs of gas-fired generation. Consequently, maintaining the efficiency and reliability of the base load assets is of critical importance in managing gross margin risk. Completing scheduled maintenance outages at the nuclear-powered facility on a timely basis, for example, is a critical management process. Because of the correlation of power and natural gas prices in the Texas market, structural decreases or increases in natural gas prices that are sustained over a multi-year period result in a correspondingly lower or higher value of TXU Corp.'s base load generation assets.

Operating Costs and SG&A Expenses
---------------------------------

      With the transition from a fully regulated environment to competition in the retail and wholesale electricity markets, TXU Corp. continues to seek opportunities to enhance productivity, reduce complexity and improve the effectiveness of its operating processes. Such efforts are balanced against the need to maintain the reliability, efficiency, and security of its electricity and gas delivery infrastructure and generation fleet. Cost reduction initiatives have resulted in lower headcounts, the exiting of marginal business activities and reduced discretionary spending. Total operating costs and SG&A expenses in TXU Energy's continuing operations declined $149 million, or 10%, in 2003. These costs include TXU Corp. corporate expenses allocated to TXU Energy. While upward cost pressures are expected for competitive sales and marketing initiatives, customer care and support activities, and employee and retiree benefits, increasing productivity levels will continue to be a management priority.

      In the regulated US electricity and gas delivery businesses, upward cost pressures, such as rising employee benefits expenses, have been mitigated by efficiency enhancements. Reported operating cost increases in those businesses were largely offset by revenues specific to those cost drivers.

Regulated Businesses
--------------------

      TXU Corp.'s electricity and gas delivery businesses in the US are subject to regulation by Texas authorities. The Oncor electricity delivery business provides delivery services to REPs who sell electricity to retail customers; consequently, Oncor has no commodity supply or price risk. Oncor operates in a favorable regulatory environment, as evidenced by a regulatory provision that allows Oncor to annually update its transmission rates to reflect changes in invested capital. This provision encourages investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery and return on new transmission investments. Oncor has only one transmission-related rate case pending.

      The substantial majority of TXU Gas' business is subject to regulated transmission and distribution rates. Gas costs are passed through to customers; therefore, margins are driven by the delivery service rates and volumes sold. Results of the business are seasonal and significantly impacted by weather. A key initiative therefore is to establish service rates that are adequate to ensure a reasonable return and meet growing demands for gas services. In May 2003, TXU Gas, for the first time, filed a system-wide distribution rate case for all 437 cities served. If successful, the rate case would result in an annual increase in revenues of approximately $70 million. A final regulatory order is expected in the second quarter of 2004. TXU Gas also expects to utilize new legislative provisions that permit timely recovery of investments in infrastructure.

TXU Australia
-------------

      The Australian operations represented approximately 10% of TXU Corp.'s revenues and 14% of ongoing earnings (before extraordinary items and discontinued operations) in 2003. Australia's reported results in 2003 benefited from the translation effect of the stronger Australian dollar as well as growth on a local currency basis. Similar to the US operations, the Australian business includes a mix of competitive and regulated operations involving electricity generation, retail sales and delivery as well as natural gas retail sales, delivery and storage, all largely in the states of Victoria and South Australia. Retail electricity markets have recently become competitive, and TXU Australia has been successful in driving volume growth, particularly in the business segment. Wholesale electricity prices have declined due to mild weather and increased generation capacity, and the ultimate effect of a sustained reduction is uncertain. However, in 2003, the effect of such lower prices resulted in improved profitability in retail operations that more than offset a decline in the wholesale business. TXU Corp. is considering various options with respect to its investment in TXU Australia, one of which is a possible local initial public offering of additional common stock by TXU Australia to support growth opportunities.

Liquidity and Capital Structure
-------------------------------

      TXU Corp. believes that it has adequate liquidity, as represented by $2.5 billion in undrawn credit facility availability and $875 million in cash on hand as of year-end 2003. The majority of the facilities expire in 2005 but are expected to be renewed.

      With its large retail sales base, TXU Corp. generates operating cash flows anticipated to approximate $1.7 to $2.0 billion annually in the near term. Working capital management is critical in maintaining these cash flows. In the transition to competition during 2002, TXU Corp. experienced unfavorable working capital changes as data compilation and reconciliation issues among ERCOT and the market participants impacted the timeliness of billings and, as a result, slowed cash collections. These issues have lessened in significance, but refinements in credit and collection policies and processes remain a priority. The operating cash flows exceed capital expenditure needs and dividend payments and therefore allow for the reduction of debt.

      The net reduction in short-term borrowings, preferred securities of subsidiaries and long-term debt totaled $2.2 billion(1) in 2003. This amount includes repayments of $250 million in debt of the telecommunications holding company. A portion of this reduction was funded by cash on hand, which declined $698 million to $875 million at year-end 2003. Redemption of the remaining $560 million of debt in 2004 related to the telecommunications business is expected to be largely funded by proceeds from the sale of the business anticipated to be completed in the first half of 2004. Other debt repayments in 2004 are expected to total approximately $1.0 billion. Oncor issued $500 million of securitization bonds in 2003 and expects to issue approximately $790 million in additional such bonds in the first half of 2004. These bonds relate to regulatory asset stranded costs and were issued under regulatory order. Proceeds from the bonds were, and will be, used to retire debt. Because the bond principal and interest payments are secured by the collection of rate surcharges by Oncor, the debt is excluded from TXU Corp.'s capitalization by credit rating agencies. Total debt to capitalization, including short-term debt and securitization bonds, was 67% and 74% at year end 2003 and 2002, respectively. Reducing debt and strengthening the balance sheet remains a management priority.

      (1)For purposes of this calculation, debt balances are reduced by financing-related restricted cash of $525 million and $210 million at year-end 2003 and 2002, respectively, and the increase in debt in 2003 due to currency translation of $379 million.

CRITICAL ACCOUNTING POLICIES

      TXU Corp.'s significant accounting policies are detailed in Note 1 to Financial Statements. TXU Corp. follows accounting principles generally accepted in the United States of America. In applying these accounting policies in the preparation of TXU Corp.'s consolidated financial statements, management is required to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and revenue and expense during the periods covered. The following is a summary of certain critical accounting policies of TXU Corp. that are impacted by judgments and uncertainties and for which different amounts might be reported under a different set of conditions or using different assumptions.

      Financial Instruments and Mark-to-Market Accounting -- TXU Corp. enters into financial instruments, including options, swaps, futures, forwards and other contractual commitments primarily to hedge market risks related to changes in commodity prices as well as changes in interest rates and foreign currency exchange rates. These financial instruments are accounted for in accordance with SFAS 133 as well as, prior to October 26, 2002, EITF 98-10. The majority of financial instruments entered into by TXU Corp. and used in hedging activities are derivatives as defined in SFAS 133.

      SFAS 133 requires the recognition of derivatives in the balance sheet, the measurement of those instruments at fair value and the recognition in earnings of changes in the fair value of derivatives. This recognition is referred to as "mark-to-market" accounting. SFAS 133 provides exceptions to this accounting if
(a) the derivative is deemed to represent a transaction in the normal course of purchasing from a supplier and selling to a customer, or (b) the derivative is deemed to be a cash flow or fair value hedge. In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset in other comprehensive income. Amounts are reclassified from other comprehensive income to earnings as the underlying transactions occur and realized gains and losses are recognized in earnings. Fair value hedges are recorded as derivative assets or liabilities with an offset to the carrying value of the related asset or liability. Any hedge ineffectiveness related to cash flow and fair value hedges is recorded in earnings.

      TXU Corp. documents designated commodity, debt-related and other hedging relationships, including the strategy and objectives for entering into such hedge transactions and the related specific firm commitments or forecasted transactions. TXU Corp. applies hedge accounting in accordance with SFAS 133 for these non-trading transactions, providing the underlying transactions remain probable of occurring. Effectiveness is assessed based on changes in cash flows of the hedges as compared to changes in cash flows of the hedged items. In its risk management activities, TXU Corp. hedges future electricity revenues using natural gas instruments; such cross-commodity hedges are subject to ineffectiveness calculations that can result in mark-to-market gains and losses.

      Pursuant to SFAS 133, the normal purchase or sale exception and the cash flow hedge designation are elections that can be made by management if certain strict criteria are met and documented. As these elections can reduce the volatility in earnings resulting from fluctuations in fair value, results of operations could be materially affected by such elections.

       Interest rate and currency swaps entered into in connection with indebtedness to manage interest rate and foreign currency exchange rate risks are accounted for as cash flow hedges if the swap converts rates from variable to fixed and are accounted for as fair value hedges if the swap converts rates from fixed to variable.

      EITF 98-10 required mark-to-market accounting for energy-related contracts, whether or not derivatives under SFAS 133, that were deemed to be entered into for trading purposes as defined by that rule. The majority of commodity contracts and energy-related financial instruments entered into by TXU Corp. to manage commodity price risk represented trading activities as defined by EITF 98-10 and were therefore marked-to-market. On October 25, 2002, the EITF rescinded EITF 98-10. Pursuant to this rescission, only financial instruments that are derivatives under SFAS 133 are subject to mark-to-market accounting.

      In June 2002, in connection with the EITF's consensus on EITF 02-3 additional guidance on recognizing gains and losses at the inception of a trading contract was provided. In November 2002, this guidance was extended to all derivatives. As a result, effective in 2003, TXU Corp. discontinued recording mark-to-market gains on inception of energy contracts. See discussion below in Results of Operations - "Commodity Contracts and Mark-to-Market Activities."

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

      For those periods where quoted market prices are not available, forward price curves are developed based on the available information or through the use of industry accepted modeling techniques and practices based on market fundamentals (e.g., supply/demand, replacement cost, etc.). TXU Corp. does not recognize income or loss from the illiquid periods unless credible price discovery exists.

      TXU Corp. recorded net unrealized losses arising from mark-to-market accounting, including hedge ineffectiveness, of $128 million and $108 million in 2003 and 2002, respectively. The 2003 amount excludes the cumulative effect of changes in accounting principles discussed in Note 2 to Financial Statements.

      Revenue Recognition -- TXU Corp. records revenue for retail and wholesale energy sales under the accrual method. Retail electric and gas revenues are recognized when the commodity is provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value of the commodity consumed from the meter reading date to the end of the period. The unbilled revenue is calculated at the end of the period based on estimated daily consumption after the meter read date to the end of the period. Estimated daily consumption is derived using historical customer profiles adjusted for weather and other measurable factors affecting consumption. Electricity delivery revenues are recognized when delivery services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the delivery fee value of electricity provided from the meter reading date to the end of the period. Unbilled revenues reflected in accounts receivable totaled $612 million and $644 million at December 31, 2003 and 2002, respectively.

      Realized and unrealized gains and losses from transacting in energy-related contracts, principally for the purpose of hedging margins on sales of energy, are reported as a component of revenues. As discussed above under "Financial Instruments and Mark-to-Market Accounting," recognition of unrealized gains and losses involves a number of assumptions and estimates that could have a significant effect on reported revenues and earnings.

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

      A significant contingency that TXU Corp. accounts for is the loss associated with uncollectible trade accounts receivable. The determination of such bad debts expense is based on factors such as historical write-off experience, agings of accounts receivable balances, changes in operating practices, regulatory rulings, general economic conditions and customers' behaviors. With the opening of the Texas electricity market to competition, many historical measures used to estimate bad debt experience may be less reliable. The changing environment, including recent regulatory changes that allow REPs in their historical service territories to disconnect non-paying customers, and customer churn due to competitor actions has added a level of complexity to the estimation process. Bad debt expense totaled $133 million, $171 million and $84 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      In connection with the opening of the Texas market to competition, the Texas Legislature established a retail clawback provision intended to incent affiliated REPs of utilities to actively compete for customers outside their historical service territories. A retail clawback liability arises unless 40% of the electricity consumed by residential and small business customers in the historical service territory is supplied by competing REPs after the first two years of competition. This threshold was reached for small business customers in 2003, but not for residential customers. The amount of the liability is equal to the number of such customers retained by TXU Energy as of January 1, 2004, less the number of new customers from outside the historical service territory, multiplied by $90. The credit, which will be funded by TXU Energy, will be applied to delivery fees charged by Oncor to REPs, including TXU Energy, over a two-year period beginning January 1, 2004. In 2002, TXU Energy recorded a charge to cost of energy sold and delivery fees of $185 million ($120 million after-tax) to accrue an estimated retail clawback liability. In 2003, TXU Energy reduced the liability to $173 million, with a credit to cost of energy sold and delivery fees of $12 million ($8 million after-tax), to reflect the calculation of the estimated liability applicable only to residential customers in accordance with the Settlement Plan.

      In 2002, TXU Corp.'s telecommunications business, then an unconsolidated joint venture, recorded impairments of long-lived assets and goodwill (see discussion below under "Impairment of Long-Lived Assets" and "Goodwill and Intangible Assets"). Consequently, TXU Corp. evaluated its potential obligations related to the partnership arrangement. TXU Corp. determined that it was probable, in light of the decline in value of the business, that an economic loss had occurred, and accordingly recorded a charge of $150 million (without tax benefit) in 2002, reported in other deductions.

      ERCOT Settlements - ERCOT's responsibilities include the balancing and settlement of electricity volumes and related ancillary services among the various participants in the deregulated Texas market. ERCOT settles balancing energy with market participants through a load and resource imbalance charge or credit for any differences between actual and scheduled volumes. Ancillary services and various fees are allocated to market participants based on each participant's load.

      Settlement information is due from ERCOT within two months after the operating day, and true-up settlements are due from ERCOT within twelve months after the operating day. The ERCOT settlement process has been delayed several times to address operational data management problems between ERCOT, the transmission and distribution service providers and the REPs. These operational data management issues are related to new processes and systems associated with opening the ERCOT market to competition, which have continued to improve. True-up settlements have been received for 2002, but true-up settlements for the year 2003 are currently scheduled to start on June 1, 2004. All periods continue to be subject to a dispute resolution process.

      As a result of the delay in the ERCOT settlements and the normal time lags described above, TXU Energy's operating revenues and costs of energy sold contain estimates for load and resource imbalance charges or credits with ERCOT and for ancillary services and related fees that are subject to change and may result in charges or credits impacting future reported results of operations. The amounts recorded represent the best estimate of these settlements based on available information. During 2003, TXU Energy recorded a net expense of $20 million to adjust amounts previously recorded for 2002 and 2001 ERCOT settlements.

      Impairment of Long-Lived Assets -- TXU Corp. evaluates long-lived assets for impairment whenever indications of impairment exist, in accordance with the requirement of SFAS 144. One of those indications is a current expectation that "more likely than not" a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The determination of the existence of this and other indications of impairment involves judgments that are subjective in nature and in some cases requires the use of estimates in forecasting future results and cash flows related to an asset or group of assets. Further, the unique nature of TXU Corp.'s property, plant and equipment, which includes a fleet of generation assets using different fuels and individual plants that have varying utilization rates, requires the use of significant judgments in determining the existence of impairment indications and grouping assets for impairment testing.

      In 2002, TXU Corp. recorded an impairment charge of $237 million ($154 million after-tax) for the writedown of two generation plant construction projects as a result of weaker wholesale electricity market conditions and reduced planned developmental capital spending. Fair value was determined based on appraisals of property and equipment. The charge is reported in other deductions.

      Also, in 2002, TXU Corp.'s telecommunications business, then an unconsolidated joint venture, recorded impairments of long-lived assets, of which TXU Corp. recognized its share, $28 million ($18 million after-tax). The charge is reported in other deductions as part of equity in losses of unconsolidated entities.

      Goodwill and Intangible Assets -- TXU Corp. evaluates goodwill for impairment at least annually (as of October 1) in accordance with SFAS 142. The impairment tests performed are based on discounted cash flow analyses. Such analyses require a significant number of estimates and assumptions regarding future earnings, working capital requirements, capital expenditures, discount rate, terminal year growth factor and other modeling factors. No goodwill impairment has been recognized for consolidated reporting units reflected in results from continuing operations.

      In 2002, TXU Corp.'s telecommunications business, then an unconsolidated joint venture, recorded a goodwill impairment charge, of which TXU Corp. recognized its share, $9 million ($6 million after-tax). The charge was reported in other deductions as part of equity in losses of unconsolidated entities.

      Regulatory Assets and Liabilities -- The financial statements of TXU Corp.'s regulated businesses, primarily its Texas electricity and gas delivery operations, reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS 71. As a result of the 1999 Restructuring Legislation, application of SFAS 71 to the generation operations was discontinued in 1999. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See discussion in Note 1 to Financial Statements under "Regulatory Assets and Liabilities.")

      Approximately $1.8 billion in regulatory asset stranded costs arising prior to the 1999 Restructuring Legislation became subject to recovery through issuance of transition (securitization) bonds in accordance with the Settlement Plan with the Commission as described in Note 16 to Financial Statements. As a result of the final approval of the Settlement Plan in January 2003, TXU Corp. recorded an extraordinary loss of $134 million (net of income tax benefit of $72 million) in the fourth quarter of 2002 principally to write down this regulatory asset. The carrying value of the regulatory asset after the write down represented the estimated future cash flows to be recovered from REPs, through a delivery fee surcharge, to service the principal and interest of the bonds. The carrying value of the regulatory asset is subject to further adjustment, which would be recorded as an extraordinary item, as the remaining portion (approximately $790 million) of the securitization bonds will be issued in 2004.

      Defined Benefit Pension Plans and Other Postretirement Benefit Plans -- TXU Corp. offers pension benefits through various defined benefit pension plans and also offers certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from TXU Corp. Reported costs of providing non-contributory defined pension benefits and other postretirement benefits are dependent upon numerous factors, assumptions and estimates. (See Note 13 to Financial Statements for information regarding retirement plans and other postretirement benefits.)

      These costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to retiree plans and earnings on plan assets. TXU Corp.'s retiree plan assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods. Benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation.

      In accordance with accounting rules, changes in benefit obligations associated with these factors may not be immediately recognized as costs on the income statement, but are recognized in future years over the remaining average service period of plan participants. As such, significant portions of benefit costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. TXU Corp. recorded pension expense of $49 million and $8 million and income of $11 million for the years ended December 31, 2003, 2002 and 2001, respectively, in accordance with the provisions of SFAS 87. Other postretirement benefit expense recorded in accordance with SFAS 106 totaled $100 million, $84 million and $68 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      During 2003, key assumptions of the US pension and other postretirement benefit plans were revised, including decreasing the assumed discount rate in 2003 from 6.75% to 6.25% to reflect current interest rates. The expected rate of return on pension plan assets remained at 8.5%, but declined to 8.01% from 8.26% for the other postretirement benefit plan assets. In selecting assumed discount rates, TXU Corp. considered fixed income security yield rates for AA rated portfolios as reported by Moody's. In selecting an assumed rate of return on plan assets, TXU Corp. considers past performance and economic forecasts for the types of investments held by the plan. (See Note 13 to Financial Statements.) Total asset values for the pension and other postretirement benefit plans increased $358 million in 2003 and declined $221 million and $84 million in 2002 and 2001, respectively. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted in December 2003. TXU Corp. elected to begin recognition of the federal subsidy under the Medicare Act, which resulted in a $2 million reduction of benefit expense in 2003. Accounting rules currently allow for such recognition, but specific guidance for the federal subsidy is pending, and may result in deferral of the effect of the subsidy.

      Reported pension and other postretirement benefit costs for US plans are expected to increase in 2004 by approximately $16 million. This projected expense increase is net of an estimated benefit of $23 million related to the Medicare Act. The total benefit obligations of the pension and other postretirement benefit plans increased by $199 million as a result of the change in the discount rate. Further, based on the current assumptions and available information, funding requirements related to the US pension and other postretirement plans are expected to increase approximately $24 million to $115 million in 2004. Benefit costs and cash funding requirements could increase in future years.

      As a result of the pension plan asset return experience, at December 31, 2002, TXU Corp. recognized a minimum pension liability as prescribed by SFAS 87. The liability, which totaled $128 million ($83 million after-tax), was recorded as a reduction to shareholders' equity through a charge to Other Comprehensive Income. At December 31, 2003, the minimum pension liability reflects a reduction of $82 million ($54 million after-tax) as a result of improved returns on the plan assets. The changes in the minimum pension liability do not affect net income.

RESULTS OF OPERATIONS

      The results of operations and the related management's discussion of those results for all periods presented reflect the discontinuance of certain operations of TXU Corp. (see Note 3 to Financial Statements regarding discontinued operations) and the reclassifications of losses in 2002 and 2001 on early extinguishments of debt from extraordinary loss to other deductions in accordance with SFAS 145. (See Note 1 to Financial Statements.)

      Accounting Changes - In October 2002, the EITF, through EITF 02-3, rescinded EITF 98-10, which required mark-to-market accounting for all trading activities. Pursuant to this rescission, only financial instruments that are derivatives under SFAS 133 are subject to mark-to-market accounting. Effective January 1, 2003, non-derivative energy contracts were required to be accounted for on a settlement basis. SFAS 143, regarding asset retirement obligations, became effective on January 1, 2003. As a result of the implementation of these two accounting standards, TXU Corp. recorded a cumulative effect of changes in accounting principles as of January 1, 2003 of a net charge of $58 million. (See
Note 2 for a discussion of the impacts of these two accounting standards.)

       See Note 1 to Financial Statements for discussion of other changes in accounting standards.

TXU Corp. Consolidated
----------------------

2003 compared to 2002
---------------------

      Reference is made to comparisons of results by business segment following the discussion of consolidated results. The business segment comparisons provide additional detail and quantification of items affecting financial results.

       TXU Corp.'s operating revenues increased $1.1 billion, or 11%, to $11.0 billion in 2003. Revenues in the Energy Delivery segment rose by $456 million, or 15%, to $3.4 billion driven by higher gas costs passed on to customers and increased electricity transmission and distribution tariffs. Operating revenues rose $304 million, or 4%, to $8.0 billion in the Energy segment reflecting higher retail and wholesale pricing, partially offset by the effect of a mix shift to lower-price wholesale sales and lower sales volumes. Revenues in the Australia segment increased $243 million, or 28%, to $1.1 billion driven by the translation effect of the stronger Australian dollar ($185 million) and higher retail electricity and gas volumes. Consolidated revenue growth also reflected a $111 million reduction in the intercompany sales elimination, primarily reflecting lower sales by Oncor to TXU Energy as sales to nonaffiliated REPs increased.

      Net gains from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $189 million to $60 million in 2003. Changes in these results reflect market price movements on commodity contracts entered into to hedge gross margin; the comparison to 2002 also reflects a decline in US activities in markets outside Texas and a 2002 contract termination gain in Australia. Results from these activities include net unrealized losses arising from mark-to-market accounting of $128 million in 2003 and $108 million in 2002.

 Gross Margin

                                                                               Year Ended December 31,
                                                                 ----------------------------------------------
                                                                                % of                       % of
                                                                   2003       Revenue          2002       Revenue
                                                                   ----       -------          ----       -------
Operating revenues.....................................          $11,008         100%        $ 9,896        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            4,947          45%          4,087         41%
     Operating costs...................................            1,665          15%          1,592         16%
     Depreciation and amortization related to operating
         assets........................................              806           7%            791          8%
                                                                 -------       -----         -------    -------
Gross margin...........................................          $ 3,590          33%        $ 3,426         35%
                                                                 =======       =====         =======    =======

      Gross margin is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the variable and fixed costs of energy sold, whether generated or purchased, as well as the costs to deliver energy.

      The depreciation and amortization expense included in gross margin excludes $80 million and $77 million of such expense for the years ended December 31, 2003 and 2002, respectively, related to assets that are not directly used in the generation and delivery of energy.

      Gross margin increased $164 million, or 5%, to $3.6 billion in 2003. An increase in the Australia segment's margin of $85 million, or 27%, to $401 million reflected the stronger Australian dollar, the effect of higher retail electricity sales volumes and lower purchased power costs. The Energy Delivery segment's gross margin increased $78 million, or 6%, to $1.4 billion reflecting higher electricity and gas delivery rates and the effect of increased gas prices on revenue-based taxes. The Energy segment's gross margin increased $12 million, or 1%, to $1.8 billion. The gross margin comparison was favorably impacted by $197 million due to regulatory-related retail clawback accrual adjustments (a $185 million charge, $120 million after-tax, in 2002 and a $12 million credit in
2003). The balance of the Energy segment's gross margin change reflected a 12% decline in retail sales volumes, partially offset by lower depreciation expense as described immediately below.

      Depreciation and amortization (including amounts shown in the gross margin table above) increased $18 million, or 2%, to $886 million in 2003, reflecting investments in delivery facilities to support growth and normal replacements of equipment and the start of amortization of regulatory assets associated with securitization bonds issued in 2003. These effects were partially offset by a $37 million impact of lower depreciation related to TXU Energy's generation fleet due primarily to an extension of the estimated depreciable life of the nuclear generation facility to better reflect its useful life.

      SG&A expense decreased $105 million, or 9%, to $1.1 billion in 2003. This decrease was driven by the Energy segment and reflected lower staffing and related administrative expenses arising from cost reduction and productivity enhancing initiatives and a focus on activities in the Texas market.

      Franchise and revenue-based taxes decreased $22 million, or 5%, to $456 million in 2003, due primarily to lower retail revenues on which gross receipts taxes are based.

      Other income increased $31 million to $82 million in 2003. Net gains on sales of businesses and properties totaled $46 million in 2003 and $35 million in 2002. The 2003 period also includes $23 of unrealized foreign exchange gains on an Australian dollar denominated note receivable. See Note 20 to Financial Statements under Other Income and Deductions for additional detail.

      Other deductions decreased $531 million to $46 million in 2003. The 2002 period includes a $237 million ($154 million after-tax) writedown of an investment in generation plant construction projects and $187 million ($174 million after-tax) in charges related to the telecommunications business, then an unconsolidated joint venture (Pinnacle). The charges related to Pinnacle include $37 million ($24 million after-tax) for TXU Corp.'s share of the joint venture's impairments of long-lived assets and goodwill and a $150 million charge (without tax benefit) to record TXU Corp.'s obligations under the partnership agreement arising from the decline in value of the business. Ongoing equity losses (excluding impairment charges in 2002) related to Pinnacle, also reported in other deductions, were $17 million in 2003 and $67 million in 2002. The decline primarily reflected the consolidation of the business effective March 2003. (See Notes 3 and 17 to Financial Statements.) Other deductions in 2002 included $63 million ($41 million after-tax) in losses on retirement of debt. See Note 20 to Financial Statements under Other Income and Deductions for additional detail.

      Interest income rose $13 million, or 42%, to $44 million in 2003. The increase primarily reflected interest income on higher cash balances due to actions taken in late 2002 to ensure ample liquidity, as well as interest received on restricted cash balances held as collateral for a US credit facility and to support funding of construction of a natural gas pipeline in Australia by a joint venture.

      Interest expense and related charges increased $93 million, or 11%, to $975 million in 2003, reflecting an $81 million increase due to higher average interest rates resulting in part from the replacement of short-term borrowings with higher rate long-term debt, a $4 million increase due to higher average borrowings and a $8 million increase due to the full-year effect of the amortization of the discount on the TXU Energy exchangeable subordinated notes issued in 2002. (The notes were subsequently exchanged by TXU Energy for exchangeable preferred membership interests.)

      The effective income tax rate on income from continuing operations before extraordinary loss and cumulative effect of changes in accounting principles was 29.9% in 2003 and 35.2% in 2002. The decrease reflected the absence of tax benefit on a portion of the 2002 charge related to the Pinnacle joint venture, partially offset by the effect of comparable tax benefit amounts of depletion allowances and amortization of investment tax credits on a higher income base in 2003. (See Note 12 to Financial Statements for an analysis of the effective tax rate.)

      Income from continuing operations before extraordinary loss and cumulative effect of changes in accounting principles increased $555 million to $737 million in 2003. This performance reflected an increase of $174 million, or 55%, to $493 million in the Energy segment, reflecting impairment charges in 2002 related to generation plant construction projects ($154 million) and accrual of the retail clawback credit ($120 million), lower gross margin and higher interest expense, partially offset by reduced SG&A expenses. Earnings in the Energy Delivery segment increased $71 million, or 31%, to $299 million driven by higher gross margin and the effect of a $23 million debt extinguishment loss in 2002 in the gas business. Earnings in the Australia segment rose $28 million, or 38%, to $102 million reflecting the translation benefit of a stronger Australian dollar ($16 million) and improved gross margin. Corporate and other expenses declined $282 million, reflecting a charge in 2002 of $174 million related to the Pinnacle joint venture and $50 million in lower ongoing equity losses related to Pinnacle; the balance of the decrease reflected lower interest expense on lower debt levels and the effect of an $18 million loss on retirement of debt in 2002. Net pension and postretirement benefit costs reduced income from continuing operations by $80 million in 2003 and $51 million in 2002.

      Loss from discontinued operations was $97 million in 2003, primarily reflecting the telecommunications and the strategic retail services businesses, and $4.3 billion in 2002, primarily reflecting the write-off of the investment of the Europe business in 2002. (See Note 3 to Financial Statements.)

      An extraordinary loss of $134 million (net of income tax benefit of $72 million) in 2002 principally represents the writedown of the regulatory assets subject to recovery through the issuance of securitization bonds. (See Note 4 to Financial Statements.)

      A cumulative effect of changes in accounting principles, representing an after-tax charge of $58 million in 2003, reflects the impact on commodity contract mark-to-market accounting from rescission of EITF 98-10 and the recording of asset retirement obligations under SFAS 143. (See Note 2 to Financial Statements.)

      Diluted earnings per share available to common shareholders from continuing operations before extraordinary loss and cumulative effect of changes in accounting principles increased $1.45 to $2.03 per share in 2003. Basic average common shares outstanding increased 16% to 322 million reflecting new issuances of 35 million shares in December 2002 and 11.8 million shares in June 2002. An additional 8.4 million shares were issued in August 2002 related to equity-linked debt securities originally issued in 1998. A total of 57 million dilutive shares relate to the $750 million exchangeable preferred membership interests originally issued as subordinated notes in November 2002. For the diluted earnings per share calculation, $53 million in after-tax distributions and discount amortization related to these securities is added back to net income.

TXU Corp. Consolidated
----------------------

2002 compared to 2001
---------------------

      TXU Corp.'s operating revenues were essentially even at $9.9 billion in both years. Revenues in the Energy Delivery segment fell by $569 million or 16%, reflecting declines in both the electricity and gas delivery businesses of $320 million and $249 million, respectively. The electricity delivery decline was due primarily to allocations of business activity in unbundling the former electric utility business (as required by the opening of the Texas market to competition). Certain revenues allocated to electric delivery operations in 2001 are reflected in the Energy segment's revenues in 2002, reflecting changes in responsibility for activities associated with the revenues. The decline in gas delivery revenue reflected lower gas prices. Revenues in the Energy segment increased by $287 million, or 4%, due primarily to significantly higher wholesale sales volumes and the effects of unbundling allocations, partially offset by the effect of a 9% decline in retail electricity sales volumes, reflecting the opening of the Texas market to competition. Operating revenues rose $160 million in the Australia segment reflecting increased retail electricity sales volumes in the business market, higher pricing and the effect of changes in foreign currency translation rates ($40 million). Consolidated revenues also reflected a $131 million reduction in the intercompany sales elimination, primarily reflecting lower sales by Oncor to TXU Energy as sales to nonaffiliated REPs increased.

      Net gains from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $203 million to $249 million in 2002. Changes in these results reflect market price movements on commodity contracts entered into to hedge gross margin. Results from these activities included net unrealized losses of $108 million in 2002 and net unrealized gains of $323 million in 2001 arising from mark-to-market accounting.

Gross Margin

                                                                           Year Ended December 31,
                                                            -----------------------------------------------------
                                                                                % of                      % of
                                                                 2002          Revenue        2001       Revenue
                                                                 ----          -------        ----       -------
Operating revenues.....................................          $ 9,896         100%        $  9,890       100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            4,087          41%           4,134        42%
     Operating costs...................................            1,592          16%           1,490        15%
     Depreciation and amortization related to operating
         assets........................................              791           8%             749         8%
                                                                 -------       -----         --------    ------
Gross margin...........................................          $ 3,426          35%        $  3,517        35%
                                                                 =======       =====         ========    ======

      The depreciation and amortization expense included in gross margin excludes $77 million and $32 million of such expense for the years ended December 31, 2002 and 2001, respectively, related to assets that are not directly used in the generation and delivery of energy.

      Gross margin decreased $91 million, or 3%, to $3.4 billion in 2002. This decline reflected a $185 million ($120 million after-tax) accrual for regulatory-related retail clawback and higher operating costs, partially offset by the net favorable effect of lower average costs of energy sold, higher retail pricing and lower results from hedging and risk management activities.

       SG&A expense increased $273 million, or 29%, to $1.2 billion in 2002. The increase was driven by higher staffing and other administrative expenses associated with expanded retail sales and wholesale portfolio management operations, as well as higher bad debt expense, all due largely to the opening of the Texas electricity market to competition. With the completion of the transition to competition in Texas, the industry-wide decline in portfolio management activities, the exit of the business in Europe and the expected deferral of deregulation of energy markets in other states, TXU Corp. initiated several cost savings actions in 2002. Such actions resulted in $31 million ($21 million after-tax) in severance charges in 2002, which contributed to the increase in SG&A expense.

       Franchise and revenue-based taxes decreased $51 million, or 10%, to $478 million in 2002. This decline was due to the effect of lower retail revenues on which state and local gross receipts taxes are assessed.

      Other income increased $5 million to $51 million in 2002. The 2002 period includes $35 million of gains on disposition of property. The 2001 period includes $18 million from a settlement of a gas purchase contract, $9 million of gains on disposition of property and $4 million of earnings from investments in unconsolidated subsidiaries.

      Other deductions increased $246 million to $577 million in 2002. The 2002 period includes a $237 million ($154 million after-tax) writedown of an investment in generation plant construction projects and $187 million ($174 million after-tax) in charges related to the Pinnacle telecommunications joint venture. These charges include $37 million ($24 million after-tax) for TXU Corp.'s share of the joint venture's impairments of long-lived assets and goodwill. TXU Corp. also recorded a $150 million charge (without tax benefit) related to the decline in value of the business. Other deductions in 2002 also included $67 million in ongoing equity losses (excluding impairment charges) from the joint venture and $63 million ($41 million after-tax) in losses on the early extinguishment of debt. The 2001 period includes $149 million in losses on the early extinguishment of debt under the debt restructuring and refinancing plan pursuant to the requirements of the 1999 Restructuring Legislation, a recoverable charge of $73 million related to the regulatory restructuring of the Texas electricity market, a $22 million nonrecoverable regulatory asset write-off pursuant to a regulatory order and losses on sales of properties of $12 million. The 2001 period also includes $53 million in equity losses from the Pinnacle joint venture. In accordance with the Pinnacle agreement and in consideration of cumulative losses of the joint venture since its formation, in 2002 TXU Corp. began to absorb 100%, rather than its 50% share, of losses of the venture, which accounts for the $14 million increase in ongoing equity losses in 2002.

      Interest income declined $51 million, or 62%, to $31 million in 2002, due largely to the recovery of under-collected fuel revenue on which interest income had been accrued under regulation in Texas in 2001.

      Interest expense and other charges decreased $83 million, or 9%, to $882 million in 2002, reflecting a $100 million decrease due to lower interest rates, an $11 million increase due to higher debt levels and an $8 million increase due to lower capitalized interest.

      Goodwill amortization of $43 million in 2001 ceased in 2002, reflecting the discontinuance of goodwill amortization pursuant to the adoption of SFAS 142.

      The effective income tax rate on income from continuing operations before extraordinary loss was 35.2% in 2002 compared to 29.3% in 2001. The increase reflected the absence of tax benefit on a portion of the charge related to the Pinnacle joint venture, partially offset by the effect of comparable tax benefit amounts of depletion allowances and amortization of investment tax credits on a lower income base in 2002.

      Income from continuing operations before extraordinary loss and cumulative effect of changes in accounting principles decreased $387 million, or 68%, to $182 million in 2002. This performance reflected a decline of $258 million in the Energy segment, reflecting the writedown of generation projects of $154 million, the accrual of regulatory-related retail clawback of $120 million and the severance charges of $21 million. Corporate and other activities declined by $187 million, reflecting charges of $174 million related to the decline in value of the telecommunications joint venture. These declines were partially offset by growth of $55 million in the Australia segment and $3 million in the Energy Delivery segment. Net pension and postretirement benefit costs reduced net income by $51 million in 2002 and $28 million in 2001.

      Basic and diluted earnings per share available to common shareholders from continuing operations before extraordinary loss and cumulative effect of changes in accounting principles decreased $1.53, or 73%, to $0.58 per share in 2002. As discussed above, net income performance in 2002 benefited from the absence of goodwill amortization ($43 million, or $0.16 per share, in 2001). Basic and diluted average common shares outstanding increased 7% to 278 million reflecting new issuances of 35 million shares in December 2002 and 11.8 million shares in June 2002 as well as 8.4 million shares issued in August 2002 related to equity-linked debt securities originally issued in 1998.

      The loss from discontinued operations primarily reflected the $3.9 billion write-off of the investment in TXU Europe. Discontinued operations also reflected the operating results of TXU Europe as well as the strategic retail services and Mexico operations. (See Note 3 to Financial Statements.) Also included is a charge of $15 million (net of income tax benefit of $8 million) in 2002 to write-down the investment in the Mexico operations.

      Extraordinary loss in 2002 reflected a $134 million (net of income tax benefit of $72 million) charge, principally to write down regulatory assets related to securitization bonds to be issued in accordance with the Settlement Plan. The extraordinary loss in 2001 of $57 million (net of $63 million income tax benefit) consisted of net charges related to the Settlement Plan to resolve all major open issues related to the transition to deregulation. (See Note 4 to Financial Statements).

Commodity Contracts and Mark-to-Market Activities
-------------------------------------------------

      The table below summarizes the changes in commodity contract assets and liabilities for the years ended December 31, 2003, 2002 and 2001. The net changes in these assets and liabilities, excluding "cumulative effect of change in accounting principle" and "other activity" as described below, represent the net effect of recording unrealized gains/(losses) under mark-to-market accounting for positions in the commodity contract portfolio. These positions consist largely of economic hedge transactions, with speculative trading representing a small fraction of the activity.

                                                                                 2003        2002         2001
                                                                                 ----        ----         ----

     Balance of net commodity contract assets at beginning of year.               $297        $511        $170

     Cumulative effect of change in accounting principle (1).......                (75)          -           -

     Settlements of positions included in the opening balance (2)..               (143)       (233)        (53)

     Unrealized mark-to-market valuations of positions held at
       end of period (3)...........................................                (21)        166         372

     Other activity (4)............................................                 32        (147)         22
                                                                                ------       -----      ------
     Balance of net commodity contract assets at end of year ......              $  90        $297        $511
                                                                                 =====        ====        ====

-------------------------
      (1) Represents a portion of the pre-tax cumulative effect of the rescission of EITF 98-10 (see Note 2 to Financial Statements).
      (2) Represents unrealized mark-to-market valuations of these positions recognized in earnings as of the beginning of the period.
      (3) A change in valuation technique in the Australia business resulted in an unrealized gain of $6 million in 2003. Includes $14 million in origination gains recognized in 2002 related to nonderivative wholesale contracts.
      (4) Includes initial values of positions involving the receipt or payment of cash or other consideration, such as option premiums, amortization of such values, the exit of certain retail gas activities in 2003 and the impact of currency translation. Also includes $71 million of contract-related liabilities to Enron Corporation reclassified to other current liabilities in 2002.
          These activities have no effect on unrealized mark-to-market valuations.

      In addition to the net effect of recording unrealized mark-to-market gains and losses that are reflected in changes in commodity contract assets and liabilities, similar effects arise in the recording of unrealized ineffectiveness mark-to-market gains and losses associated with commodity-related cash flow hedges that are reflected in changes in cash flow hedges and other derivative assets and liabilities. The total net effect of recording unrealized gains and losses under mark-to-market accounting is summarized as follows (excludes cumulative effect of change in accounting principle):

                                                                                 2003        2002         2001
                                                                                 ----        ----         ----
     Unrealized gains/(losses) in commodity contract portfolio.....              $(164)       $(67)       $319

     Ineffectiveness gains/(losses) related to cash flow hedges....                 36         (41)          4
                                                                                ------        -----    -------

     Total unrealized gains/(losses)...............................              $(128)      $(108)       $323
                                                                                 =====       =====        ====


      These amounts are included in the "hedging and risk management activities" component of revenues as presented in the TXU Energy and TXU Australia segment data.

      As a result of guidance provided in EITF 02-3, TXU Corp. has not recognized origination gains on energy contracts in 2003. TXU Corp. recognized origination gains on retail sales contracts of $40 million in 2002 and $88 million in 2001. Because of the short-term nature of these contracts, a portion of these gains would have been recognized on a settlement basis in the year the origination gain was recorded.

      Maturity Table -- Of the net commodity contract asset balance above at December 31, 2003, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years' earnings is $139 million. The offsetting net liability of $49 million included in the December 31, 2003 balance sheet is comprised principally of amounts representing current and prior years' net receipts of cash or other consideration, including option premiums, associated with contract positions, net of any amortization. The following table presents the unrealized mark-to-market balance at December 31, 2003, scheduled by contractual settlement dates of the underlying positions.

                                      Maturity dates of unrealized net mark-to-market balances at December 31, 2003
                                      -----------------------------------------------------------------------------
                                       Maturity less                                 Maturity in
                                          than           Maturity of   Maturity of    Excess of
Source of fair value                     1 year          1-3 years      4-5 years       5 years         Total
----------------------                 --------------   ----------     -----------      ------           -----
Prices actively quoted...........         $ 36           $ 12             $(2)           $  -           $  46
Prices provided by other
  external sources...............           16             51               1              (2)             66
Prices based on models...........           (2)             5               1              23              27
                                          -----          ----             ---            ----           -----
Total............................         $ 50           $ 68             $ -            $ 21           $ 139
                                          ====           ====             ===            ====           =====
Percentage of total fair value...           36%            49%               -%            15%            100%

      As the above table indicates, approximately 85% of the unrealized mark-to-market valuations at December 31, 2003 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available through 2008 in the US. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power and natural gas generally extend through 2005 and 2010, respectively, in the US. The "prices based on models" category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

Energy
-------

Financial Results
-----------------

                                                                           Year Ended December 31,
                                                                 -----------------------------------------
                                                                      2003          2002          2001*
                                                                      ----          ----          -----
Operating revenues.......................................            $7,995      $ 7,691       $ 7,404
                                                                     ------      -------       -------

Costs and expenses:

     Cost of energy sold and delivery fees...............             5,124        4,783         4,800

     Operating costs.....................................               691          701           671

     Depreciation and amortization, other than goodwill..               409          450           395

     Selling, general and administrative expenses........               636          775           311

     Franchise and revenue-based taxes ..................               124          120            14

     Other income .......................................               (48)         (33)           (2)

     Other deductions....................................                22          254           196

     Interest income.....................................                (8)         (10)          (38)

     Interest expense and other charges .................               323          215           224

     Goodwill amortization...............................                 -            -            14
                                                                     ------      -------       -------

         Total costs and expenses........................             7,273        7,255         6,585
                                                                     ------      -------       -------

Income from continuing operations before income taxes,
  extraordinary loss and cumulative effect of changes
  in accounting principles...............................               722          436           819

Income tax expense.......................................               229          117           242
                                                                     ------      -------       -------
Income from continuing operations before extraordinary
  loss and cumulative effect of changes in accounting
   principles............................................            $  493      $   319       $   577
                                                                     ======      =======       =======

-----------------
    The Energy segment includes the electricity generation, wholesale and retail energy sales, and hedging and risk management operations of TXU Energy, operating principally in the competitive Texas market.

* Data for 2001 is included above for the purpose of providing historical financial information about the Energy segment after giving effect to the restructuring transactions and unbundling allocations described in Note 19 to Financial Statements. Allocations reflected in 2001 data did not necessarily result in amounts reported in individual line items that are comparable to actual results in 2002 and 2003. Had the Energy segment existed as a separate segment in 2001, its results of operations and financial position could have differed materially from those reflected above.

Energy
-------

Operating Data
---------------

                                                                            Year Ended December 31,
                                                                     --------------------------------------
                                                                        2003          2002      2001(a)(b)
                                                                        ----          ----      ----------
Operating statistics - volumes:

Retail electricity (GWh)
   Residential..............................................          35,981       37,692
   Small business (c).......................................          12,986       15,907
   Large business and other.................................          30,955       36,982
                                                                     -------       ------       ------
     Total retail electricity...............................          79,922       90,581       99,151
                                                                     =======       ======       ======
Wholesale electricity (GWh).................................          37,362       29,649        6,409
                                                                     =======       ======       ======
Production and purchased power (GWh):
   Nuclear and lignite/coal (base load).....................          59,028       54,738       57,828
   Gas/oil and purchased power..............................          63,319       70,321       52,925
                                                                     -------       ------       ------
     Total production and purchased power ..................         122,347      125,059      110,753
                                                                     =======      =======      =======

Customer counts:

Retail electricity customers (end of period & in thousands -
based on number of meters):
   Residential..............................................           2,207        2,302
   Small business...........................................             321          333
   Large business and other.................................              69           78
                                                                     -------       ------       ------
     Total retail electricity customers.....................           2,597        2,713        2,728
                                                                     =======       ======       ======

Operating revenues (millions of dollars):

Retail electricity revenues:
   Residential..............................................         $ 3,311       $3,108       $3,255
   Business and other ......................................           3,173        3,415        3,837
                                                                     -------       ------       ------
     Total retail electricity revenues......................           6,484        6,523        7,092
Wholesale electricity revenues .............................           1,274          857           96
Hedging and risk management activities......................              18          142          358
Other revenues..............................................             219          169         (142)
                                                                     -------       ------       ------
     Total operating revenues...............................         $ 7,995       $7,691       $7,404
                                                                     =======       ======       ======

Weather (average for service territory) (d)
  Percent of normal:
     Cooling degree days....................................         103.1%         99.8%        100.5%
     Heating degree days....................................           94.0%       102.0%         97.5%

--------------------------
    (a)       See footnote on previous page.
    (b) Retail volume and customer count data for 2001 not available by class.
    (c)       Customers with demand of less than 1 MW annually.
    (d) Weather data is obtained from Meteorlogix, an independent company that collects weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

Energy
------

2003 compared to 2002
---------------------

      Effective with reporting for 2003, results for the Energy segment exclude expenses incurred by the US Holdings parent company in order to present the segment on the same basis as the results of the business are evaluated by management. Prior year amounts are presented on this revised basis.

      Operating revenues increased $304 million, or 4%, to $8.0 billion in 2003. Total retail and wholesale electricity revenues rose $378 million, or 5%, to $7.8 billion. This growth reflected higher retail and wholesale pricing, partially offset by the effects of a mix shift to lower-price wholesale sales and a 2% decline in total sales volumes. Retail electricity revenues decreased $39 million, or 1%, to $6.5 billion reflecting a $768 million decline attributable to a 12% drop in sales volumes, driven by the effect of competitive activity in the business market, largely offset by a $730 million increase due to higher pricing. Higher prices reflected increased price-to-beat rates, due to approved fuel factor increases, and higher contract pricing in the competitive large business market, both resulting from higher natural gas prices. Retail electricity customer counts declined 4% from year-end 2002. Wholesale electricity revenues grew $417 million, or 49%, to $1.3 billion reflecting a $223 million increase attributable to a 26% rise in sales volumes and a $194 million increase due to the effect of increased natural gas prices on wholesale prices. Higher wholesale electricity sales volumes reflected a partial shift in the customer base from retail to wholesale services, particularly in the business market.

      Net gains from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $124 million to $18 million in 2003. Changes in these results reflect market price movements on commodity contracts entered into to hedge gross margin; the comparison to 2002 also reflects a decline in activities in markets outside of Texas. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Results from these activities include net unrealized losses arising from mark-to-market accounting of $100 million in 2003 and $113 million in 2002. The majority of TXU Energy's natural gas physical sales and purchases are in the wholesale markets and essentially represent hedging activities. These activities are accounted for on a net basis with the exception of retail sales to business customers, which effective October 1, 2003 are reported gross in accordance with new accounting rules and totaled $39 million in revenues since that date. The increase in other revenues of $50 million to $219 million in 2003 was driven by this change.

 Gross Margin

                                                                               Year Ended December 31,
                                                                   --------------------------------------------
                                                                               % of                      % of
                                                                   2003        Revenue     2002          Revenue
                                                                   ----      ---------     ----          -------
Operating revenues.....................................          $ 7,995         100%        $ 7,691        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            5,124          64%          4,783         62%
     Operating costs...................................              691           9%            701          9%
     Depreciation and amortization related to generation
         assets........................................              370           4%            409          5%
                                                                 -------       ------        -------    --------
Gross margin...........................................          $ 1,810          23%        $ 1,798         24%
                                                                 =======       ======        =======    ========

      The depreciation and amortization expense reported in the gross margin amounts above excludes $39 million and $41 million of such expense for the years ended December 31, 2003 and 2002, respectively, related to assets that are not directly used in the generation of electricity.

      Gross margin increased $12 million, or 1%, to $1.8 billion in 2003. The gross margin comparison was favorably impacted by $197 million due to regulatory-related retail clawback accrual adjustments (a $185 million charge, $120 million after-tax, in 2002 and a $12 million credit in 2003), as described in Note 16 to Financial Statements, and $49 million in lower operating costs and depreciation and amortization. Adjusting for these effects, margin declined $234 million, driven by the effect of lower retail sales volumes. The combined effect of higher costs of energy sold and lower results from hedging and risk management activities was essentially offset by higher sales prices. Higher costs of energy sold were driven by higher natural gas prices, but were mitigated by increased sourcing of retail and wholesale sales demand from TXU Energy's base load (nuclear-powered and coal-fired) generation plants. Base load supply of sales demand increased by four percentage points to 50% in 2003. The balance of sales demand in 2003 was met with gas-fired generation and purchased power.

      Operating costs decreased $10 million, or 1%, to $691 million in 2003. The decline reflected $20 million due to one scheduled outage for nuclear generation unit refueling and maintenance in 2003 compared to two in 2002 and $15 million from various cost reduction initiatives, partially offset by $27 million in higher employee benefits and insurance costs. Depreciation and amortization related to generation assets decreased $39 million, or 10%, to $370 million. Of this decline, $37 million represented the effect of adjusted depreciation rates related to the generation fleet effective April 2003. The adjusted rates reflect an extension in the estimated average depreciable life of the nuclear generation facility's assets of approximately 11 years (to 2041) to better reflect its useful life, partially offset by higher depreciation rates for lignite and gas facilities to reflect investments in emissions equipment made in recent years.

      A decrease in depreciation and amortization (including amounts shown in the gross margin table above) of $41 million, or 9%, to $409 million in 2003 was driven by the adjusted depreciation rates related to the generation fleet as discussed above.

      SG&A expenses declined $139 million, or 18%, to $636 million in 2003. Lower staffing and related administrative expenses contributed approximately $95 million to the decrease, reflecting cost reduction and productivity enhancing initiatives and a focus on activities in the Texas market. Lower SG&A expenses also reflected a $40 million decline in bad debt expense. In the retail electricity business, the effect of enhanced credit and collection activities was largely offset by increased write-offs arising from disconnections now allowed under new regulatory rules and increased churn of non-paying customers. The decrease in bad debt expense primarily reflected the wind down of retail gas (business customer supply) activities outside of Texas and the recording of related reserves in 2002.

      Other income increased $15 million to $48 million in 2003. Other income in both periods included approximately $30 million of amortization of a gain on the sale of two generation plants in 2002. The 2003 period also included a $9 million gain on the sale of contracts related to retail gas activities outside of Texas.

      Other deductions decreased $232 million to $22 million in 2003, reflecting a $237 million ($154 million after-tax) writedown in 2002 of an investment in two generation plant construction projects. In addition, both periods include several individually immaterial items.

      Interest expense and related charges increased $108 million, or 50%, to $323 million in 2003. The increase reflects $108 million due to higher average interest rates as short-term borrowings were replaced with higher-rate long-term financing. An $11 million full-year effect of the amortization of the discount on the exchangeable subordinated notes issued in 2002 (subsequently exchanged by TXU Energy for exchangeable preferred membership interests), was largely offset by the effect of lower average short-term debt levels.

      The effective income tax rate increased to 31.7% in 2003 from 26.8% in 2002. The increase was driven by the effect of comparable (to 2002) tax benefit amounts of depletion allowances and amortization of investment tax credits on a higher income base in 2003. (See Note 12 for analysis of the effective tax rate.)

      Income from continuing operations before extraordinary loss and cumulative effect of changes in accounting principles increased $174 million, or 55%, to $493 million in 2003. Results in 2002 included impairment charges related to generation plant construction projects and an accrual for retail clawback of $154 million after-tax and $120 million after-tax, respectively. Excluding these items, earnings declined on gross margin compression due to lower retail sales volumes as well as higher interest expense, partially offset by lower SG&A expenses. Net pension and postretirement benefit costs reduced net income by $36 million in 2003 and by $21 million in 2002.

Energy
------

2002 compared to 2001
---------------------

      The Energy segment's operating revenues increased $287 million, or 4%, to $7.7 billion in 2002. Total retail and wholesale electricity revenues rose $192 million, or 3%, to $7.4 billion driven by higher wholesale volumes. Wholesale electric revenues increased $761 million to $857 million, reflecting the substantial increase in wholesale sales volumes due to the opening of the Texas market to competition. Retail electric revenues declined $569 million, or 8%, to $6.5 billion, reflecting a $613 million reduction due to lower volumes partially offset by a $44 million increase due to higher average pricing. The price variance reflects a shift in customer mix, partially offset by the effect of lower rates. A 9% decline in overall retail electric sales volumes was primarily due to the effects of increased competitive activity in the small business and large business market. Year-end residential electricity customer counts, reflecting losses in the historical service territory and gains in new territories due to competition, were about even with the prior year. The increase in revenues also reflects certain revenues and related retail and generation expenses that were the responsibility of the Energy Delivery segment in 2001, but are included in Energy revenues in 2002.

      Net gains from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $216 million to $142 million in 2002. Changes in these results reflect market price movements on commodity contracts entered into to hedge gross margin. Results from these activities included net unrealized losses of $113 million in 2002 and net unrealized gains of $318 million in 2001 arising from mark-to-market accounting.

 Gross Margin

                                                                               Year Ended December 31,
                                                               ----------------------------------------------------
                                                                              % of                         % of
                                                                   2002        Revenue       2001          Revenue
                                                                   ----        -------       ----          -------
Operating revenues.....................................          $ 7,691         100%        $ 7,404        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            4,783          62%          4,800         65%
     Operating costs...................................              701           9%            671          9%
     Depreciation and amortization related to generation
         assets........................................              409           5%            391          5%
                                                                 -------       ------        -------     -------
Gross margin...........................................          $ 1,798          24%        $ 1,542         21%
                                                                 =======       ======        =======     =======

      The depreciation and amortization expense included in gross margin excludes $41 million and $4 million of such expense for 2002 and 2001, respectively, related to assets that are not directly used in the generation of electricity. In addition, the 2001 period had goodwill amortization of $14 million.

      Gross margin increased $256 million, or 17%, to $1.8 billion in 2002. The increase was driven by the net favorable effect of lower average costs of energy sold, higher retail pricing and lower results from hedging and risk management activities. Higher gross margin also reflected significant growth in wholesale electricity sales volumes in the newly deregulated ERCOT, largely offset by the effect of lower retail electricity volumes. Gross margin in 2002 was negatively affected by the accrual of $185 million ($120 million after-tax) for regulatory-related retail clawback, which is reported in cost of energy sold and delivery fees. Operating costs rose $30 million, or 4%, to $701 million primarily due to the costs of refueling two units, compared to one in 2001, at the nuclear-powered generation plant.

      An increase in depreciation and amortization, other than goodwill (including amounts shown in the gross margin table above), of $55 million, or 14%, to $450 million was primarily due to investments in computer systems required to operate in the newly deregulated market and expansion of office facilities.

      An increase in SG&A expenses of $464 million, or 149%, to $775 million reflected the effect of retail customer support costs and bad debt expense of approximately $150 million that were the responsibility of the Energy Delivery segment in 2001. The increase in SG&A expenses also reflected $199 million in higher staffing and other administrative costs, related to expanded retail sales operations and hedging activities, and higher bad debt expense of $90 million, all due largely to the opening of the Texas electricity market to competition. With the completion of the transition to competition in Texas, the industry-wide decline in portfolio management activities, and the expected deferral of deregulation of energy markets in other states, TXU Energy initiated several cost savings initiatives in 2002. Such actions resulted in $31 million in severance charges in 2002, which contributed to the increase in SG&A expense.

      Franchise and revenue-based taxes rose $106 million to $120 million due to state gross receipts taxes that were the responsibility of the Energy Delivery segment in 2001. Effective in 2002, state gross receipts taxes related to electricity revenues are an expense of the Energy segment, while local gross receipts taxes are an expense of the Energy Delivery segment.

      Other income increased by $31 million to $33 million, reflecting amortization of $30 million of a gain on the sale in 2002 of two generation plants.

      Other deductions increased by $58 million to $254 million, reflecting a $237 million ($154 million after-tax) writedown in 2002 of an investment in two generation plant construction projects. Amounts in 2001 included $149 million ($97 million after-tax) in losses on the early extinguishment of debt under the debt restructuring and refinancing plan pursuant to the requirements of the 1999 Restructuring Legislation, a $22 million regulatory asset write-off pursuant to a regulatory order and $18 million in various asset writedowns.

      Interest income declined by $28 million, or 74%, to $10 million primarily due to the recovery of under-collected fuel revenue on which interest income had been accrued under regulation in 2001.

      Interest expense and other charges decreased $9 million, or 4%, to $215 million reflecting lower average debt levels, partially offset by higher rates and a decrease in capitalized interest.

      The effective income tax rate decreased to 26.8% in 2002 from 29.5% in 2001. The decrease was driven by the effect of comparable (to 2001) tax benefit amounts of depletion allowances and amortization of investment tax credits on a lower income base in 2002.

      Income from continuing operations before extraordinary loss and cumulative effect of changes in accounting principles decreased $258 million, or 45%, to $319 million in 2002. The decline was driven by an increase in SG&A expenses and higher franchise and revenue-based taxes, partially offset by the improved gross margin (net of the $120 million effect of the retail clawback accrual). The $154 million effect of the generation plant construction project writedown was partially offset by the $97 million effect of losses on early extinguishment of debt in 2001. Net pension and postretirement benefit costs reduced net income by $20 million in 2002 and $12 million in 2001.

Energy Delivery
---------------

Financial Results
-----------------

                                                                           Year Ended December 31,
                                                                  ----------------------------------------
                                                                        2003          2002        2001*
                                                                        ----          ----        -----
Operating revenues............................................        $3,429       $ 2,973      $ 3,542
                                                                      ------       -------      -------
Costs and  expenses:

    Cost of gas sold..........................................           791           502          764

    Operating costs...........................................           880           829          757

    Depreciation and amortization, other than goodwill........           372           332          303

    Selling, general and administrative expenses..............           345           348          494

    Franchise and revenue-based taxes ........................           316           322          495

    Other income .............................................           (12)          (21)         (35)

    Other deductions..........................................            --            40           76

    Interest income ..........................................           (54)          (48)         (19)

    Interest expense and related charges .....................           346           331          347

    Goodwill amortization.....................................            --             -           10
                                                                      ------       -------      -------

        Total costs and expenses..............................         2,984         2,635        3,192
                                                                      ------       -------      -------

Income before income taxes and extraordinary loss.............           445           338          350

Income tax expense............................................           146           110          125
                                                                      ------       -------      -------

Income before extraordinary loss..............................        $  299       $   228      $   225
                                                                      ======       =======      =======

------------------------

    The Energy Delivery segment includes the electricity transmission and distribution business of Oncor and the natural gas pipeline and distribution business of TXU Gas, both of which are subject to regulation by Texas authorities.

* Data for 2001 is included above for the purpose of providing historical financial information about the Energy Delivery segment after giving effect to the restructuring transactions and allocations described in Note 19 to Financial Statements. Allocations reflected in 2001 data did not necessarily result in amounts reported in individual line items that are comparable to actual results in 2002 and 2003. Had the Energy Delivery segment existed as a separate segment in 2001, its results of operations and financial position could have differed materially from those reflected above.

Energy Delivery
---------------

Operating Data
--------------

                                                                               Year Ended December 31,
                                                                         ----------------------------------
                                                                            2003         2002       2001(a)
                                                                            ----         ----       -------
Operating statistics - volumes:
Electric energy delivered (GWh) (b)...............................        101,810      102,481      99,139
Retail gas distribution (Bcf):
     Residential..................................................            83            86          84
     Business and other...........................................            58            58          60
                                                                          ------       -------      ------
      Total.......................................................           141           144         144
                                                                          ======       ========     ======
Pipeline transportation (Bcf).....................................           360           437         386
                                                                          ======       =======      ======

Retail gas distrbution customers and electricity points of delivery (end of period and in thousands):

     Retail gas distribution customers............................         1,482         1,470       1,447
     Electricity distribution points of delivery  (based on number
       of meters)(c)..............................................         2,932         2,909       2,844

Operating revenues (millions of dollars):

Electricity transmission and distribution:
     Affiliated (TXU Energy)......................................        $1,489       $ 1,586
     Non-affiliated...............................................           598           408
                                                                          ------       -------
      Total ......................................................         2,087         1,994      $2,314
Retail gas distribution:
     Residential..................................................           770           563         710
     Business and other...........................................           455           313         435
                                                                          ------       -------      ------
      Total ......................................................         1,225           876       1,145
Pipeline transportation...........................................            57            53          59
Other revenues, net of eliminations...............................            60            50          24
                                                                          ------       -------      ------
      Total retail gas distribution and pipeline transportation...         1,342           979       1,228
                                                                          ------       -------      ------
Total operating revenues..........................................        $3,429       $ 2,973      $3,542
                                                                          ======       =======      ======

--------------------------
(a) See footnote on previous page.
(b) 2002 data revised
(c) Includes lighting sites, primarily guard lights, for which TXU Energy is the REP but are not included in TXU Energy's customer count. Such sites totaled 100,901 in 2003, 105,987 in 2002 and 124,916 in 2001.

Energy Delivery
----------------

2003 compared to 2002
---------------------

      Operating revenues for the Energy Delivery segment increased $456 million, or 15%, to $3.4 billion in 2003. Gas delivery revenues increased $363 million, or 37%, to $1.3 billion, reflecting $338 million due to the effects of higher gas costs passed on to customers, approximately $16 million from higher base distribution rates and $15 million from increased activity in the utility asset management services business, partially offset by $16 million from lower sales volumes. The average cost of gas rose 57%, while volumes decreased 3% due to milder winter weather. Electricity delivery revenues increased $93 million, or 5%, to $2.1 billion. Higher tariffs provided $56 million of this increase, reflecting transmission rate increases approved in 2003 ($37 million) and delivery fee surcharges associated with the issuance of securitization bonds in August 2003 ($19 million). (See Note 16 to Financial Statements.) The balance of the revenue growth reflected $26 million in increased disconnect /reconnect fees, reflecting disconnections initiated by TXU Energy under new regulatory rules and increased consumer switching due to competitive activity, and $10 million from increased pricing to certain business consumers due to higher peak demands in 2003. Delivered electricity volumes were about even with 2002.

Gross Margin

                                                                            Year Ended December 31,
                                                                 -----------------------------------------------
                                                                               % of                      % of
                                                                   2003       Revenue        2002       Revenue

Operating revenues.....................................          $ 3,429         100%        $ 2,973        100%
Costs and expenses:
     Cost of gas sold..................................              791          23%            502         17%
     Operating costs...................................              880          26%            829         28%
     Depreciation and amortization related to delivery assets        359          10%            321         11%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $ 1,399          41%        $ 1,321         44%
                                                                 =======       =====         =======     ======

      The depreciation and amortization expense included in gross margin excludes $13 million and $11 million of such expense for the year ended December 31, 2003 and 2002, respectively, related to assets that are not directly used in the delivery of energy.

      Gross margin increased $78 million, or 6%, to $1.4 billion in 2003. The increase reflected the benefit of higher electricity and gas delivery tariffs and fees. The gross margin growth also reflected the effect of higher gas prices on revenues, as certain costs directly related to the revenues, principally gross receipts taxes, are reported below gross margin. The increase in operating costs of $51 million, or 6%, to $880 million was driven by $22 million in higher electricity transmission costs paid to other utilities, a $16 million increase on greater activity in the utility asset management services business and $12 million in higher pension and other postretirement benefit costs.

      Depreciation and amortization (including amounts shown in the gross margin table above), increased $40 million, or 12%, to $372 million in 2003. The increase reflected higher depreciation of $14 million due to investments in delivery facilities to support growth and normal replacements of equipment and $19 million in amortization of regulatory assets associated with the issuance of securitization bonds in August 2003. The effect on revenues of the delivery fee surcharges associated with the issuance of securitization bonds is offset by the related amortization expense.

       SG&A expenses decreased by $3 million, or 1%, to $345 million in 2003 due primarily to lower outside services and consulting expenses arising from electricity delivery cost reduction initiatives implemented in late 2002.

      Franchise and revenue-based taxes decreased $6 million, or 2%, to $316 million in 2003 reflecting a $22 million decline due to the full implementation of a regulatory change in the basis for the calculation of local gross receipts taxes from revenue dollars to kilowatt-hours, partially offset by a $16 million increase in gross receipts taxes due to higher gas delivery revenues on which these taxes are based.

      Other income decreased $9 million to $12 million in 2003. Other income included capitalized allowance for funds used during construction of $4 million in 2003 and $3 million in 2002, as well as a $7 million gain in 2002 on disposition of property.

      Other deductions of $40 million in 2002 included the $35 million ($23 million after-tax) loss on early extinguishment of debt in the gas business.

      Interest income increased $6 million, or 13%, to $54 million in 2003. An increase in the electricity delivery business reflected higher interest reimbursements from TXU Energy of $15 million due to higher carrying costs on regulatory assets and $3 million in higher investment income, partially offset by $15 million less interest on the excess mitigation credit note receivable from TXU Energy due to principal repayments (See Note 16 to Financial Statements). Higher interest income also reflected $3 million due to increased undercollected gas costs.

      Interest expense and related charges rose by $15 million, or 5%, to $346 million in 2003. The increase reflected a $41 million impact of higher average interest rates, partially offset by a $12 million impact of lower average borrowings and $15 million less interest credited to REPs related to the excess mitigation credit. The change in average interest rates reflected the refinancing of affiliate borrowings in the electricity delivery business with higher rate long-term debt issuances.

      The effective income tax rate was 32.8% in 2003 and 32.5% in 2002. There were no significant unusual items impacting the effective rates.

      Income from continuing operations before extraordinary loss and changes in accounting principles increased $71 million, or 31%, to $299 million in 2003, reflecting improved results of $57 million in the gas delivery business and $14 million in the electricity delivery business. The performance in the gas delivery business reflected the $23 million loss on debt extinguishment in 2002, higher base distribution rates and lower interest expense. Higher gas prices benefited the current period as related higher gross receipts taxes will be incurred in 2004. The increase in the electricity delivery business reflected higher revenues, partially offset by higher operating expenses and higher interest expense. Net pension and postretirement benefit costs reduced net income by $28 million in 2003 and $18 million in 2002.

Energy Delivery
----------------

2002 compared to 2001
---------------------

      Operating revenues for the Energy Delivery segment decreased $569 million, or 16%, to $3.0 billion in 2002. Electricity delivery revenues decreased $320 million, or 14%, to $2.0 billion. Revenues in 2001 included amounts associated with generation and retail expenses that were the responsibility of electric delivery, but in 2002 such revenues and expenses were the responsibility of the Energy segment. Excluding the impact of such revenues in 2001, electric delivery revenues rose 3% on a 6% increase in electricity volumes delivered. Because the fees to REPs for their large business customers are fixed for specified ranges of volumes, changes in distribution volumes do not necessarily result in comparable changes in reported revenues. Gas delivery revenues declined $249 million, or 20%, to $1.0 billion, due to reduced costs of gas, as sales volumes were about even.

Gross Margin

                                                                           Year Ended December 31,
                                                                 -------------------------------------------------
                                                                                 % of                    % of
                                                                  2002          Revenue        2001       Revenue
                                                                  ----          -------        ----       -------
Operating revenues.....................................          $ 2,973         100%        $ 3,542        100%
Costs and expenses:
     Cost of gas sold..................................              502          17%            764         22%
     Operating costs...................................              829          28%            757         21%
     Depreciation and amortization related to delivery assets        321          11%            302          8%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $ 1,321          44%        $ 1,719         49%
                                                                 =======       =====         =======     ======

      The depreciation and amortization expense included in gross margin excludes $11 million and $1 million of such expense for 2002 and 2001, respectively, related to assets that are not directly used in the delivery of energy.

      Gross margin decreased $398 million, or 23%, to $1.3 billion in 2002. The decrease reflects the impact of revenues allocated to electricity delivery operations in 2001, as discussed above, and higher operating costs in 2002, partially offset by lower cost of gas sold. The increase in operating costs of $72 million, or 10%, to $829 million primarily reflects costs associated with a consumer energy efficiency program, mandated by the Commission, and higher transmission costs paid to other utilities.

      Depreciation and amortization, other than goodwill (including amounts shown in the gross margin table above), increased $29 million, or 10%, to $332 million. The increase reflected investments in computer systems to support the restructuring of the Texas electricity market, as well as normal growth and replacements of delivery facilities.

      SG&A expenses decreased by $146 million, or 30%, to $348 million due primarily to lower bad debt expense and customer support costs of approximately $150 million, as the retail sales function is reflected in the Energy segment in 2002. In addition, information technology costs were higher in 2001 due to system changes made in preparation of unbundling the delivery business from the generation and retail operations.

      Franchise and revenue-based taxes decreased $173 million, or 35%, to $322 million in 2002 due to state gross receipts taxes that are reported in the Energy segment in 2002. Effective in 2002, local gross receipts taxes related to electricity revenue are an expense of Oncor while state gross receipts taxes are an expense of TXU Energy. The decline also reflected the impact of lower gas delivery revenues.

      Other income declined $14 million to $21 million in 2002. The 2002 period includes a $7 million gain on sale of property. The 2001 period included $18 million from a favorable settlement of legal proceedings related to a gas purchase contract. Other income also reflects capitalized allowance for funds used during construction of $3 million in 2002 and $4 million in 2001, as well as several other individually immaterial items in both periods.

      Other deductions decreased by $36 million to $40 million in 2002. The 2002 period includes a $35 million loss on early extinguishment of debt. The 2001 period reflects a recoverable charge of $73 million related to regulatory restructuring of the Texas electricity market.

      Interest income increased $29 million to $48 million due primarily to reimbursement from TXU Energy for carrying costs on regulatory assets.

      Interest expense and other charges declined by $16 million, or 5%, to $331 million. Of the change, $51 million was due to lower average debt levels, partially offset by $33 million due to higher average rates and a $2 million decrease in capitalized interest.

      Goodwill amortization of $10 million in 2001 ceased, reflecting the discontinuance of goodwill amortization pursuant to the adoption of SFAS 142.

      The effective income tax rate was 32.5% in 2002 compared to 35.7% in 2001. The decline reflected the cessation of nondeductible goodwill amortization and nonrecurring regulatory-driven adjustments recorded in 2001 relating to prior years.

      Income before extraordinary loss increased $3 million, or 1%, to $228 million, driven by the declines in SG&A expenses and franchise and revenue-based taxes, partially offset by lower gross margin. Net pension and postretirement benefit costs reduced net income by $18 million in 2002 and $6 million in 2001.

Australia
----------

Financial Results
------------------

                                                                           Year Ended December 31,
                                                                  ----------------------------------------
                                                                        2003          2002         2001
                                                                        ----          ----         ----
Operating revenues.......................................             $1,103       $   860      $   700
                                                                      ------       -------      -------
Costs and expenses:

     Cost of energy sold and delivery fees...............                527           400          333

     Operating costs.....................................                 98            83           74

     Depreciation and amortization, other than goodwill..                 86            67           60

     Selling, general and administrative expenses........                113            87           63

     Other income .......................................                 (1)           (2)          (3)

     Other deductions....................................                  4             4            6

     Interest income ....................................                 (5)           (1)           -

     Interest expense and other charges .................                151           129          126

     Goodwill amortization...............................                  -             -           19
                                                                      ------       -------      -------

         Total costs and expenses........................                973           767          678
                                                                      ------       -------      -------

Income before income taxes ..............................                130            93           22

Income tax expense (benefit).............................                 28            19            3
                                                                      ------       -------      -------

Net income...............................................             $  102       $    74      $    19
                                                                      ======       =======      =======


Australia
---------

Operating Data
--------------

                                                                        2003          2002         2001
                                                                        ----          ----         ----
Operating statistics- volumes:
Retail electricity sales  (GWh).............................           8,406         6,883        5,351
Delivered electricity  (GWh)................................           2,486         2,106        1,843
Retail  gas sales (Bcf).....................................              65            63           67
Retail gas distribution  (Bcf)..............................              39            35           35
Wholesale electricity sales (GWh)...........................           2,274         3,132        3,826

Retail customers and points of delivery
  (end of period and in thousands):
Electricity customers.......................................             582           534          533
Gas customers...............................................             480           437          427
                                                                     -------       -------      -------
        Total...............................................           1,062           971          960
                                                                     =======       =======      =======
Electricity points of delivery..............................             560           549          535
Gas distribution points of delivery.........................             481           466          453
                                                                     -------       -------      -------
        Total...............................................           1,041         1,015          988
                                                                     =======       =======      =======
Operating revenues (millions of dollars):
Retail  electricity sales:
     Residential............................................         $   287       $   212      $   172
     Business and other.....................................             325           225          142
                                                                     -------       -------      -------
        Total...............................................             612           437          314
                                                                     -------       -------      -------
Electricity delivery........................................              59            37           31
                                                                     -------       -------      -------
Retail gas sales:
     Residential............................................             207            93           71
     Business and other.....................................              93            88           97
                                                                     -------       -------      -------
         Total..............................................             300           181          168
Retail gas distribution.....................................              43            33           32
Wholesale electricity revenues..............................              47            65           61
Hedging and risk management activities and other revenues...              42           107           94
                                                                     -------       -------      -------
     Total operating revenues...............................         $ 1,103       $   860      $   700
                                                                     =======       =======      =======

--------------------------

Australia
---------

2003 compared to 2002
---------------------

      Operating revenues increased $243 million, or 28%, to $1.1 billion in 2003. Of this increase, $185 million represented the foreign currency translation effect of the stronger Australian dollar. The balance of the growth was driven by an increase in retail electricity revenues of $71 million, or 16%, and higher retail gas revenues of $66 million, or 37%, partially offset by lower results from hedging and risk management activities of $60 million (all on a constant currency exchange rate basis).

      The retail electricity revenue growth reflected a 22% increase in sales volumes, driven by customer gains, particularly in the large business segment, in areas that have now been open to a full year of competition. Partially offsetting this benefit was the effect of lower average sales prices due to competitive prices offered to business customers as well as a 4% regulated rate reduction for residential customers effective April 2003 in the state of Victoria. Retail gas revenue growth in 2003 included a $36 million effect of certain service fee based customers converting from an agency arrangement to direct customers in October of 2002, resulting in an increase in revenues and cost of energy sold. The balance of the retail gas revenue growth primarily reflected a 33% increase in residential sales volumes, driven by an increase in customer accounts and the impact of a colder winter. The effect of a 9% rate increase in residential gas prices effective April 2003 in Victoria was largely offset by lower gas volumes in the lower-price business market. Results from hedging and risk management activities include unrealized net losses arising from mark-to-market accounting of $28 million in 2003 and net gains of $5 million in 2002. The decline in results from these activities reflected the impact of a $30 million gain in 2002 on the termination of a wholesale power contract and the effects of lower wholesale prices and decreased price volatility. Wholesale power prices have declined 25% from 2002 levels due to a combination of mild weather in the first quarter of 2003 that depressed summer demand and increasing supply due to new available generation capacity. A Network Tariff Rebate (a regulatory subsidy introduced in April 2003) drove an $11 million increase in electricity distribution revenues, but this was more than offset by lower prices in the wholesale business.

Gross Margin

                                                                          Year Ended December 31,
                                                                -------------------------------------------------
                                                                                 % of                     % of
                                                                  2003          Revenue        2002       Revenue
                                                                  ----          -------        ----       -------
Operating revenues.....................................         $ 1,103         100%       $   860         100%
Costs and expenses:
     Cost of energy sold and delivery fees.............             527          48%           400          46%
     Operating costs...................................              98           9%            83          10%
     Depreciation and amortization related to operating
         assets........................................              77           7%            61           7%
                                                                -------       -----        -------      ------
Gross margin...........................................         $   401          36%       $   316          37%
                                                                =======       =====        =======      ======

      The depreciation and amortization expense included in gross margin excludes $9 million and $6 million of such expense for 2003 and 2002, respectively, related to assets that are not directly used in the generation and delivery of energy.

      Gross margin improved $85 million, or 27%, to $401 million in 2003. On a local currency basis, margins increased 5%. Excluding the gain in 2002 on the wholesale power contract termination, gross margin on a local currency basis rose 11%. This increase reflected increased retail electricity sales volume, lower purchased power costs that exceeded the effect of lower retail electricity pricing and lower results from hedging and risk management activities. The lower purchased power costs reflected the decrease in wholesale power prices discussed above. On a local currency basis, operating costs were flat. Depreciation and amortization related to operating assets increased 5% on a local currency basis, reflecting expenditures for electricity delivery and production assets to support growth.

       SG&A expenses rose $26 million, or 30%, to $113 million in 2003. On a local currency basis, SG&A expenses increased 6% due primarily to increased employee-related and marketing expenses largely to support retail activities in newly competitive markets. These increases were partially offset by the effect of start-up expenses incurred in 2002 related to the Australia segment's involvement in a joint venture to construct a gas pipeline.

      Interest expense and related charges increased $22 million, or 17%, to $151 million in 2003. On a local currency basis, interest expense and related charges were unchanged although debt levels were slightly higher.

      The effective income tax rate was 21.5% in 2003 compared to 20.4% in 2002. The rates in both years reflect nonrecurring benefits. The 2003 effective income tax rate reflects a $5 million deferred tax adjustment relating to prior years and the utilization of a capital loss carryforward. The 2002 rate reflects the non-taxable nature of the contract termination gain discussed above.

      Net income rose $28 million, or 38%, to $102 million in 2003. This increase reflected a $16 million favorable effect of the stronger Australian dollar. Improved retail gross margins were partially offset by the $30 million (pre and after-tax) effect of the contract termination gain in 2002. On a local currency basis and excluding the effect of the contract termination gain, Australia's net income rose 41%. Net pension and postretirement benefit costs reduced net income by $2 million in 2003 and 2002.

Australia
---------

2002 compared to 2001
---------------------

      Operating revenues increased $160 million, or 23%, to $860 million in 2002. The effects of changes in foreign currency translation rates contributed $40 million to the increase. The balance of the growth reflected $84 million from increased retail electricity volumes and $26 million from increased retail electricity pricing. Electricity volumes increased 29%, driven primarily by the addition of new business accounts. Results from hedging and risk management activities in 2002 included a $30 million gain (pre and after-tax) on the termination of a wholesale power contract and net unrealized gains arising from mark-to-market accounting of $5 million in both years.

Gross Margin

                                                                          Year Ended December 31,
                                                                -----------------------------------------------
                                                                               % of                      % of
                                                                   2002       Revenue        2001       Revenue
                                                                   ----       -------        ----       -------
Operating revenues.....................................         $   860         100%       $   700         100%
Costs and expenses:
     Cost of energy sold and delivery fees.............             400          46%           333          47%
     Operating costs...................................              83          10%            74          11%
     Depreciation and amortization related to operating
         assets........................................              61           7%            56           8%
                                                                -------       -----        -------      ------
Gross margin...........................................         $   316          37%       $   237          34%
                                                                =======       =====        =======      ======

      The depreciation and amortization expense included in gross margin excludes $6 million and $4 million of such expense for 2002 and 2001 respectively, related to assets that are not directly used in the generation and delivery of energy.

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

      The effective income tax rate was 20.4% in 2002 versus 13.6% in 2001. The 2002 rate reflects the non-taxable nature of the contact termination gain. The 2001 rate reflects nonrecurring adjustments to the tax basis of certain assets, partially offset by the discontinuance of goodwill amortization.

      Net income rose $55 million to $74 million in 2002. Australia's results were driven by higher gross margin, including the $30 million contract termination gain, and the discontinuance of goodwill amortization ($19 million with no tax effect), partially offset by increased SG&A costs. Net pension and postretirement benefit cost reduced net income by $2 million in 2002 and 2001.

COMPREHENSIVE INCOME - Continuing Operations

      Cash flow hedge activity reported in other comprehensive income from continuing operations included:

                                                                          Year Ended December 31,
                                                                     --------------------------------
                                                                       2003         2002         2001
Cash flow hedge activity (net of tax):
Net change in fair value of hedges - gains/(losses):
   Commodities...............................................        $  (152)      $   (91)     $     1
   Financing - interest rate and currency swaps..............           (116)         (169)         (80)
                                                                     --------      -------      -------
                                                                        (268)         (260)         (79)
Losses realized in earnings (net of tax):
   Commodities...............................................            166            27            2
   Financing - interest rate and currency swaps..............            158            85           60
                                                                     -------       -------      -------
                                                                         324           112           62
Net income (loss) effect of cash flow hedges reported in other
   comprehensive income......................................        $    56       $  (148)     $   (17)
                                                                     =======       =======      =======

      TXU Corp. has historically used, and expects to continue to use, derivative financial instruments that are highly effective in offsetting future cash flow volatility in interest rates, energy commodity prices, and currency exchange rates. The amounts included in accumulated other comprehensive income are expected to offset the impact of rate or price changes on forecasted transactions. Amounts in accumulated other comprehensive income include (i) the value of the cash flow hedges (for the effective portion), based on current market conditions, and (ii) the value of dedesignated and terminated cash flow hedges at the time of such dedesignation, less amortization, providing the transaction that was hedged is still probable. The effects of the hedge will be recorded in the statement of income as the hedged transactions are actually settled.

      Other comprehensive income also included adjustments related to foreign currency translation and minimum pension liabilities.

      Foreign currency translation adjustments were gains of $302 million and $76 million in 2003 and 2002, respectively, and a loss of $61 million in 2001. These adjustments reflected the movement in exchange rates between the US dollar and the Australian dollar and have no tax effects.

      Minimum pension liability adjustments were a gain of $82 million ($54 million after-tax) in 2003 and losses of $128 million ($83 million after-tax) and $9 million ($6 million after-tax) in 2002 and 2001, respectively. The gain in 2003 reflected the impact of improved returns on plan assets. The minimum pension liability represents the difference between the excess of the accumulated benefit obligation over the plans' assets and the liability reflected in the balance sheet. The recording of the liability did not affect TXU Corp.'s financial covenants in any of its credit agreements.

      TXU Corp. adopted SFAS 133 effective January 1, 2001, and recorded a $37 million ($25 million after-tax) charge to other comprehensive income to reflect the fair value of derivatives effective as cash flow hedges at transition.

      See also Note 15 to Financial Statements.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      Cash Flows - Cash flows provided by operating activities for the year ended December 31, 2003 were $2.8 billion compared to $1.3 billion and $1.9 billion for the years ended December 31, 2002 and 2001, respectively. The principal drivers of the $1.5 billion increase in 2003 were improved working capital (accounts receivable, accounts payable and inventories) of $683 million, which primarily reflects the effect of billing and collection delays in 2002 associated with the transition to competition and includes $129 million in increased funding under the accounts receivable sale program, as well as the receipt of an income tax refund of $616 million, primarily related to tax benefits associated with the write-off of the investment in Europe. A portion of the working capital benefit is due to the effect of timing of activities (estimated to be under $200 million), which is expected to affect comparisons of 2004 operating cash flows to 2003 results. Operating cash flows in 2004 are expected to approximate $1.8 billion.

      The decrease in cash flows in 2002 from 2001 of $522 million was driven by lower cash earnings (net income adjusted for the significant noncash items identified in the statement of cash flows) of $142 million and the effect of a return in 2001 of $227 million in margin deposits related to hedging and risk management activities (in exchange for letters of credit). The net unfavorable change in working capital of $388 million in 2002 was comparable to 2001.

      Cash flows used in financing activities were $1.8 billion in 2003 compared to cash flows provided by financing activities of $1.5 billion in 2002. The activity in 2003 reflected use of operating cash flows and cash on hand to reduce short and long-term borrowings. Net cash used in issuances and repayments of borrowings totaled $1.6 billion in 2003 compared to cash provided of $878 million in 2002. Net retirements of equity securities, reflecting retirement of preferred equity securities, totaled $75 million in 2003 while issuances of equity securities totaled $1.3 billion in 2002. Cash flows used in financing activities were $516 million in 2001, driven by dividend payments. Common stock dividends paid totaled $160 million, $652 million and $621 million in 2003, 2002 and 2001, respectively.

      Cash flows used in investing activities totaled $1.6 billion, $851 million and $1.2 billion during 2003, 2002 and 2001, respectively. Capital expenditures, including nuclear fuel, were $1.0 billion in 2003, $1.1 billion in 2002 and $1.3 billion in 2001. Capital expenditures are expected to total $1.1 billion in 2004. Investment in a collateral trust associated with a new credit facility totaled $525 million in 2003. The buyout of the joint venture partner's interests in Pinnacle in 2003 totaled $150 million. Proceeds from asset sales in 2003 included $15 million from the sale of retail gas activities outside of Texas. Proceeds from assets sales in 2002 of $449 million included the sale of two generation plants in Texas. Other investing activities in 2002 included $147 million for terminations of out-of-the-money cash flow hedges, primarily reflecting the effect of the decline in interest rates on financing-related hedges, and a $30 million investment in an Australian gas pipeline joint venture.

      Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $73 million for 2003. This difference represents amortization of nuclear fuel, which is reported as cost of energy sold in the statement of income consistent with industry practice, and amortization of certain regulatory assets, which is reported as operating costs in the statement of income.

Financing Activities
--------------------

      Over the next twelve months, TXU Corp. and its subsidiaries will need to fund ongoing working capital requirements and maturities of debt. TXU Corp. and its subsidiaries have funded or intend to fund these requirements through cash on hand, cash flows from operations, the sale of assets, short-term credit facilities and the issuance of long-term debt or other securities.

      Long-Term Debt Activity -- During the year ended December 31, 2003, TXU Corp. and its subsidiaries issued, redeemed, reacquired or made scheduled principal payments on long-term debt as follows:

                                                      Issuances  Retirements
                                                      ---------  -----------

TXU Corp.:
    Convertible senior notes.....................       $  525      $    -
    Senior notes.................................            -         323
    Other long-term debt.........................            -          97

Oncor:
    First mortgage bonds.........................            -         663
    Medium term notes............................            -          15
    Transition bonds.............................          500           -

TXU Gas:
    Senior notes.................................            -         125

TXU Energy:
    Fixed rate senior notes......................        1,250          72
    Pollution control revenue bonds..............          568         638
    Other long-term debt.........................            3           -

US Holdings:
    Other long-term debt.........................            -           4

Pinnacle telecommunications holding company:
    Senior notes.................................            -         250

TXU Australia:
    Long-term debt...............................          399         549
                                                        ------      ------

    Total........................................       $3,245      $2,736
                                                        ======      ======


      See Notes 7, 8, 9 and 11 to Financial Statements for further detail of debt issuance and retirements, financing arrangements, debt held by unconsolidated subsidiary trusts and capitalization.

      Convertible Senior Notes -- In July 2003, TXU Corp. issued $525 million of floating rate convertible senior notes due 2033 in a private placement with registration rights. The notes bear regular interest at an annual floating rate equal to 3-month LIBOR, determined quarterly, plus 150 basis points, and are payable in arrears quarterly commencing October 15, 2003. The notes have an initial conversion rate of 28.9289 shares of TXU Corp. common stock per $1,000 principal amount of notes, which equates to an initial conversion price of $34.5675 per share. The conversion rate is subject to adjustments in certain circumstances, including a change in the amount of quarterly cash dividends per share on TXU Corp. common stock from the current rate of $0.125 per share. The notes are convertible at the conversion rate, as adjusted, until maturity if (1) during any fiscal quarter the market price of TXU Corp. common stock is above $41.481 per share for a specified period; (2) TXU Corp. calls the notes for redemption; (3) the trading price of the notes falls below 95% of the conversion value of the notes for a specified period; or (4) certain specified corporate transactions occur. Should the holders elect to convert the notes, TXU Corp. has the option to settle the conversion in cash, common stock or a combination of both. TXU Corp. intends to settle any conversion in cash. See Note 8 to Financial Statements for further information.

      Equity-Linked Debt Securities -- In 2002 and 2001, TXU Corp. issued equity-linked debt securities with aggregate stated amounts of $440 million and $1.0 billion, respectively. Equity-linked debt securities are units that consist of (i) TXU Corp. senior notes and (ii) a stock purchase contract that requires the holder to purchase TXU Corp. common stock in the future. The number of shares issuable upon settlement of stock purchase contracts represents the stated value of the notes divided by an average market price of TXU Corp. common stock immediately preceding the settlement date. The calculation of shares issuable is subject to a minimum price that typically represents the price of the common stock at the time of the initial issuance of the equity-linked debt securities, and a maximum price that includes a premium over the minimum price, and is negotiated in connection with the pricing of the offering. The reference price and the threshold appreciation price for each series of TXU Corp.'s equity-linked debt securities are based on market conditions at the time the securities were issued.

      To the extent the market price of TXU Corp. common stock is below the minimum price on the applicable settlement date, holders of equity-linked debt securities would be required to purchase TXU Corp. common stock at a price higher than the market price at that time. The market price of TXU Corp.'s common stock is currently below the minimum price for both currently outstanding series of TXU Corp.'s equity-linked debt securities. TXU Corp.'s stock price affects the market price of the equity-linked debt securities, but does not have any effect on the provisions of the equity-linked debt securities other than the impact on the settlement rate, as discussed above.

      Under the terms of the purchase contracts, TXU Corp. expects to issue between 24,953,600 and 30,514,000 shares of its common stock upon settlement. A total of 30,514,000 shares have been reserved for issuance. Based on the current market price of TXU Corp. common stock, TXU Corp. expects to issue approximately 11 million common shares in November 2004 in connection with $500 million of its equity-linked debt securities.

      Regulatory Asset Securitization -- The Settlement Plan approved by the Commission provides Oncor with a financing order authorizing the issuance of securitization bonds in the aggregate principal amount of up to $1.3 billion to recover regulatory asset stranded costs. Oncor issued $500 million of the bonds in August of 2003. In addition, approximately $790 million is expected to be issued in the first half of 2004. The proceeds will be used to retire debt. Because the bond principal and interest payments are secured by the collection of delivery fee surcharges by Oncor, the $1.3 billion in debt is excluded from TXU Corp.'s and Oncor's capitalization by credit rating agencies.

      Credit Facilities -- At December 31, 2003, TXU Corp. had US credit facilities totaling $2.8 billion and expiring in 2005 and 2008, of which $2.3 billion was unused, and Australian facilities totaling $992 million of which $237 million was unused. These credit facilities support issuances of letters of credit and are available for borrowings. See Note 7 to Financial Statements for details of the arrangements.

      Exchangeable Preferred Membership Interests of TXU Energy - In July 2003, TXU Energy exercised its right, in a noncash transaction, to exchange its $750 million 9% Exchangeable Subordinated Notes due November 22, 2012 for exchangeable preferred membership interests with identical economic and other terms. These securities are exchangeable for TXU Corp. common stock at an exchange price of $13.1242 per share. The market price of TXU Corp. common stock on December 31, 2003 was $23.72. Any exchange of these securities into common stock would result in a proportionate write-off of the related unamortized discount as a charge to earnings. If all the securities had been exchanged into common stock on December 31, 2003, the pre-tax charge would have been $104 million. These securities are considered not to be mandatorily redeemable under SFAS 150 because of the exchangeability provision.

      Registered Financing Arrangements -- TXU Corp., US Holdings, TXU Gas and other subsidiaries of TXU Corp. may issue and sell additional debt and equity securities as needed, including: (i) issuances by US Holdings of up to $25 million of cumulative preferred stock and up to an aggregate of $924 million of additional cumulative preferred stock, debt securities and/or preferred securities of subsidiary trusts and (ii) issuances by TXU Gas of up to an aggregate of $400 million of debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933. TXU Corp. expects to file a new shelf registration for up to $1.0 billion of debt and/or equity securities.

      Equity -- In December 2002, TXU Corp. issued 35 million common shares in a public offering. In June 2002, TXU Corp. issued 11.8 million common shares in a public offering. Net proceeds of $1.1 billion from these offerings were used for general corporate purposes, including the repayment of commercial paper and to provide advances to subsidiaries. In August 2002, TXU Corp. issued 8.4 million shares related to $350 million of equity-linked debt.

      In April 2001, TXU Corp. repurchased 1.3 million shares of its common stock for $44 million under one of two existing equity purchase agreements with certain financial institutions. Following that purchase, TXU Corp. terminated both agreements without purchasing additional shares. Settlement of these agreements had no effect on earnings. No additional repurchases were made and none are planned for 2004.

      In October 2002, TXU Corp. declared a common stock dividend of $0.125 per share, payable on January 2, 2003, which represented an 80% reduction from the previous dividend rate. The decrease was in response to capital market concerns regarding TXU Corp.'s liquidity and the general state of the electricity industry. (See Note 3 to Financial Statements regarding events related to TXU Europe). TXU Corp. paid quarterly dividends of $0.60 a share in January 2002, April 2002, July 2002 and October 2002.

      TXU Corp. or its predecessor has declared common stock dividends payable in cash in each year since incorporation in 1945. The Board of Directors of TXU Corp., at its February 2004 meeting, declared a quarterly dividend of $0.125 a share, payable April 1, 2004, to shareholders of record on March 5, 2004. TXU Corp. paid quarterly dividends of $0.125 a share throughout 2003. Future dividends may vary and are subject to consideration of TXU Corp.'s operating cash flow levels and capital requirements as well as financial and other business conditions existing at the time.

      Under Texas law, TXU Corp. may only declare dividends out of surplus, which is statutorily defined as total shareholders' equity less the book value of common stock (stated capital). The write-off of TXU Corp.'s investment in TXU Europe resulted in negative surplus. Texas law permits, subject to the receipt of shareholder approval, the reclassification of stated capital into surplus. TXU Corp. received such shareholder approval of this reclassification in a special meeting of shareholders held February 14, 2003. Accordingly, approximately $8.0 billion was reclassified from stated capital to additional paid in capital, resulting in an increase of surplus in the same amount. Surplus at December 31, 2003 was $5.6 billion.

      The mortgage of Oncor restricts its payment of dividends to the amount of its retained earnings. Certain other debt instruments and preferred securities of TXU Corp. and its subsidiaries contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At December 31, 2003, there were no restrictions on the payment of dividends under these provisions.

      Other Capital Transactions -- Since August 2001, TXU Corp.'s requirements under its Direct Stock Purchase and Dividend Reinvestment Plan have been met through additional issuances by TXU Corp. of common stock. Issuances under this plan totaled 508,379, 1,069,264 and 260,243 shares in 2003, 2002 and 2001, respectively. Shares for the Thrift Plan are purchased on the open market or from the LESOP trustee.

      Capitalization -- The capitalization ratios of TXU Corp. at December 31, 2003, consisted of 2.8% long-term debt held by subsidiary trusts, 7.4% equity-linked debt securities, 55.7% other long-term debt, less amounts due currently, 3.3% exchangeable preferred membership interests, 1.5% preference stock, 0.6% preferred stock of subsidiaries and 28.7% common stock equity. Total debt to capitalization, including short-term debt, was 67% and 74% at December 31, 2003 and 2002, respectively.

      Short-term Borrowings -- At December 31, 2003, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of approximately $58 million and commercial paper of $39 million (all in Australia). At December 31, 2002, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of approximately $2.3 billion (predominantly in the US) at a weighted average interest rate of 2.6% and commercial paper of $18 million (in Australia).

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program in 2003 totaled $600 million, which is the maximum amount available, and $471 million in 2002. The increase of $129 million primarily reflects billing and collection delays in 2002 due to data compilation and reconciliation issues among ERCOT and the market participants in the newly deregulated market. See
Note 7 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

      Cash and Cash Equivalents -- Cash on hand totaled $875 million and $1.6 billion at December 31, 2003 and 2002, respectively. The decline reflects repayments of borrowings.

      Restricted Cash -- Restricted cash at December 31, 2003 includes $525 million related to a $500 million credit facility established in 2003. The restricted cash represents collateral for letters of credit or loans issued under the facility. See Note 7 to Financial Statements. Restricted cash of $210 million at December 31, 2002 was used to repay debt in 2003.

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

      Credit Ratings of TXU Corp. and its US and Australian Subsidiaries -- The current credit ratings for TXU Corp. and certain of its US and Australian subsidiaries are presented below:

                     TXU Corp.        US Holdings      Oncor      TXU Energy        TXU Gas         TXU Australia
                 ---------------    ---------------  --------  ---------------  ----------------   ----------------
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

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of TXU Corp. and its subsidiaries contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. TXU Energy's exchangeable preferred membership interests also limit its incurrence of additional indebtedness unless a leverage ratio and interest coverage test are met on a pro forma basis. As of December 31, 2003, TXU Corp. and its subsidiaries were in compliance with all such applicable covenants.

      Certain financing and other arrangements of TXU Corp. and its subsidiaries contain provisions that are specifically affected by changes in credit ratings and also include cross default provisions. The material credit rating and cross default provisions are described below.

      Other agreements of TXU Corp., including some of the credit facilities discussed above, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of TXU Corp. or its subsidiaries.

Credit Rating Covenants
-----------------------

      In the event of a decline in the credit rating for TXU Corp.'s unsecured, senior long-term obligations to two notches below investment grade (i.e., to or below 'BB' by S&P or Fitch or 'Ba2' by Moody's), coupled with a decline in the market price of TXU Corp. common stock below $21.93 per share for ten consecutive trading days, TXU Corp. would be required to sell equity or otherwise raise cash proceeds sufficient to repay Pinnacle's senior secured notes ($560 million outstanding at December 31, 2003). The market price of TXU Corp.'s common stock was above the stated level as of December 31, 2003. TXU Corp. has notified holders of the Pinnacle senior notes that it intends to redeem all of the notes outstanding on March 18, 2004. Upon completing the redemption, the credit rating covenants mentioned above will be eliminated.

      TXU Energy has provided a guarantee of the obligations under TXU Corp.'s lease (approximately $130 million at December 31, 2003) for its headquarters building. In the event of a downgrade of TXU Energy's credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such ratings decline.

      TXU Energy has entered into certain commodity contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request TXU Energy to post collateral in the event that its credit rating falls below investment grade.

      Based on its current commodity contract positions, if TXU Energy were downgraded below investment grade by any specified rating agency, counterparties would have the option to request TXU Energy to post additional collateral of approximately $145 million.

      In addition, TXU Energy has a number of other contractual arrangements where the counterparties would have the right to request TXU Energy post collateral if its credit rating was downgraded below investment grade by all three rating agencies. The amount TXU Energy would post under these transactions depends in part on the value of the contracts at that time. As of December 31, 2003, based on current market conditions, the maximum TXU Energy would post for these transactions is $247 million. Of this amount, $228 million relates to one specific counterparty.

      TXU Energy is also the obligor on leases aggregating $161 million. Under the terms of those leases, if TXU Energy's credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the leases.

      ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy's credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy could be required to post collateral of approximately $32 million.

      In the event that TXU Australia's credit rating was downgraded to below investment grade, there are cross currency swaps and interest rate swaps in effect with banks who have the right to terminate the swaps. These contracts are currently out of the money by $11 million on a net basis.

      TXU Australia has several contracts that may require additional guarantees or cash collateral totaling approximately $58 million if its credit rating was downgraded to below investment grade, or if there was a material adverse change in its financial condition.

Cross Default Provisions
------------------------

      Certain financing arrangements of TXU Corp. contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross default under the $1.4 billion US Holdings five-year revolving credit facility, the $400 million US Holdings credit facility and $30 million of TXU Mining senior notes (which have a $1 million cross default threshold).

      A default by TXU Energy or Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default for such party under the TXU Energy/Oncor $450 million revolving credit facility. Under this credit facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy, but not as to Oncor. Also, under this credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to Oncor, but not as to TXU Energy.

      A default by TXU Corp. on indebtedness of $50 million or more would result in a cross default under the new $500 million five-year revolving credit facility.

      A default or similar event under the terms of the TXU Energy exchangeable preferred membership interests that results in the acceleration (or other mandatory repayment prior to the mandatory redemption date) of such security or the failure to pay such security at the mandatory redemption date would result in a default under TXU Energy's $1.25 billion senior unsecured notes.

      TXU Corp.'s Notes due 2004, which are held by Pinnacle in a trust, and Pinnacle's 8.83% Senior Secured Notes due 2004, contain cross default provisions relating to a failure to pay principal or interest on indebtedness of TXU Corp. or TXU Communications (in the case of the 8.83% Senior Secured Notes due 2004) in a principal amount of $50 million or above. TXU Corp. has notified holders of the Pinnacle senior notes that it intends to redeem all of the notes outstanding on March 18, 2004. Upon completing the redemption, the cross default covenants mentioned above will be eliminated.

      TXU Energy has entered into certain mining and equipment leasing arrangements aggregating $118 million that would terminate upon the default of any other obligations of TXU Energy owed to the lessor. In the event of a default by TXU Mining, a subsidiary of TXU Energy, on indebtedness in excess of $1 million, a cross default would result under the $31 million TXU Mining leveraged lease and the lease could terminate.

      The accounts receivable program also contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services each have a cross default threshold of $50,000. If either an originator, TXU Business Services or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

      TXU Energy enters into energy-related contracts, the master forms of which contain provisions whereby an event of default would occur if TXU Energy were to default under an obligation in respect of borrowings in excess of thresholds stated in the contracts, which thresholds vary.

      A default by TXU Gas or any of its material subsidiaries on indebtedness of $25 million or more would result in a cross default under TXU Gas' senior notes.

      Defaults by TXU Australia or its subsidiaries on financing arrangements and interest rate, currency and commodity derivatives would result in cross-defaults under other financing arrangements (including senior bank facilities and senior debt) and interest rate, currency and commodity derivatives of TXU Australia and its subsidiaries. The cross-default provisions in these instruments vary in terms of which entities can cause cross-defaults and the thresholds at which defaults would result in cross-defaults. Defaults by TXU Australia or its subsidiaries would not result in cross-defaults under material financing arrangements of TXU Corp. and its other subsidiaries and defaults by TXU Corp. or its other subsidiaries would not result in cross-defaults under material financing arrangements of TXU Australia and its subsidiaries.

      TXU Corp. and its subsidiaries have other arrangements, including interest rate swap agreements and leases with cross default provisions, the triggering of which would not result in a significant effect on liquidity.

      Long-term Contractual Obligations and Commitments -- The following table summarizes the contractual cash obligations of TXU Corp. under specified contractual obligations in effect as of December 31, 2003 (see Notes 7 and 18 to Financial Statements for additional disclosures regarding terms of these obligations.) Because of new disclosure requirements, this table includes commitment amounts not previously disclosed.

                                                            -------------------------------------------
   Contractual  Cash Obligations                                                                More
   -----------------------------                               Less       One to   Three to     Than
                                                             Than One     Three      Five       Five
                                                               Year       Years      Years      Years
                                                               ----       -----      -----      -----
   Long-term debt and preferred membership interest -
      principal and interest/dividends................        $1,888     $2,961     $2,207    $15,574
   Operating leases and capital lease obligations (a)            104        190        172        510
   Purchase obligations (b)...........................         2,926      2,078      1,185      3,043
   Other liabilities on the balance sheet -
      Pension and other postretirement liabilities -
        US plan contributions (c)....................            115        243        233        115
                                                              ------     ------     ------    -------
          Total contractual cash obligations.........         $5,033     $5,472     $3,797    $19,242
                                                              ======     ======     ======    =======

--------------------------

(a) Includes short term noncancelable leases
(b) Includes capacity payments, gas take or pay contracts, coal contracts, and other purchase obligations. Amounts presented for variable priced contracts assumed the year-end 2003 price remained in effect for all periods except where contractual price adjustments or index-based prices were specified.
(c) Projections of cash contributions to US qualified pension and other postretirement benefit plans for the years 2004-2009.

      The following contractual obligations were excluded from the purchase obligations disclosure in the table above:

(1) contracts between affiliated entities.
(2) individual contracts that have an annual cash requirement of less than $1 million. (However, multiple contracts with one counterparty that are individually less than $1 million have been aggregated.)
(3) contracts that are cancelable without payment of a substantial cancellation penalty.
(4) employment contracts with management.

      Guarantees -- See Note 18 to Financial Statements for details of guarantees.

Investing Activities
--------------------

      In April 2002, TXU Energy acquired a cogeneration and wholesale energy production business in New Jersey for $36 million in cash. The acquisition included a 122 megawatt (MW) combined-cycle power production facility and various contracts, including electric supply and gas transportation agreements. The acquisition was accounted for as a purchase business combination, and its results of operations are reflected in the consolidated financial statements from the acquisition date.

       In May 2002, TXU Energy acquired a 260 MW combined-cycle power generation facility in northwest Texas through a settlement agreement which dismissed a lawsuit previously filed related to the plant, and included a nominal cash payment. TXU Energy previously purchased all of the electrical output of this plant under a long-term contract.

      In April 2002, TXU Energy completed the sale of two electricity generation plants in the Dallas-Fort Worth area with total capacity of 2,334 MW for $443 million in cash. Concurrent with the sale, TXU Energy entered into a tolling agreement to purchase power during the summer months through 2006. The terms of the tolling agreement include above-market pricing, representing a fair value liability of $190 million. A pretax gain on the sale of $146 million, net of the effects of the tolling agreement, was deferred and is being recognized in other income during summer months over the five-year term of the tolling agreement. Both the value of the tolling agreement and the deferred gain are reported in other liabilities in the balance sheet. The amount of the gain recognized in other income in 2003 was approximately $30 million.

      TXU Corp. may pursue potential investment opportunities if it concludes that such investments are consistent with its business strategies and will dispose of nonstrategic assets to allow redeployment of resources into faster growing opportunities in an effort to enhance the long-term return to its shareholders.

      Future Capital Expenditures -- Capital expenditures are estimated at $1.1 billion for 2004, substantially all of which are for maintenance and organic growth of existing operations, and are expected to be funded by cash flows from operations. Approximately 59% is planned for the Energy Delivery segment, 30% for the Energy segment, 10% for Australia and 1% for other activities.

OFF BALANCE SHEET ARRANGEMENTS

      With the acquisition of the other partner's interest in the Pinnacle telecommunications joint venture in May 2003, the only remaining significant off balance sheet arrangement consists of the sale of receivables program. See discussion above under Sale of Receivables and in Note 7 to Financial Statements.

       See Note 17 to Financial Statements for a discussion of the investment in the telecommunications business and contingencies related to potential equity security issuances under the original joint venture arrangement.

      Under Rule 309 of Regulation S-X, TXU Corp. filed separate audited financial statements of Pinnacle by an amendment to its December 31, 2002 Form 10-K. Those financial statements are included elsewhere in this Form 10-K as Appendix C.

      TXU Corp. has equity ownership interests in entities that are not consolidated. These include operating businesses such as the Australia SEA Gas pipeline joint venture as well as financing trusts not consolidated under FIN
46. See Notes 5 and 10 for disclosures related to these interests. There are no material contingencies related to these interests.

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

      See Note 18 to Financial Statements for a discussion of other commitments and contingencies, including guarantees.

REGULATION AND RATES

      Information Request From CFTC -- In October 2003, TXU Corp. received an informal request for information from the US Commodity Futures Trading Commission (CFTC) seeking voluntary production of information concerning disclosure of price and volume information furnished by TXU Portfolio Management Company LP to energy industry publications. The request seeks information for the period from January 1, 1999 to the present. TXU Corp. has cooperated with the CFTC, and is in the process of completing its response to such information request. TXU Corp. believes that TXU Portfolio Management Company LP was not engaged in any reporting of price or volume information that would in any way justify any action by the CFTC.

      1999 Restructuring Legislation and Settlement Plan -- On December 31, 2001, US Holdings filed the Settlement Plan with the Commission. It resolved all major pending issues related to US Holdings' transition to electricity competition pursuant to the 1999 Restructuring Legislation. The Settlement Plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related fuel adjustments. The Settlement Plan became final and non-appealable in January 2003. See Note 16 to Financial Statements for the major elements of the Settlement Plan, the most significant of which on a go-forward basis are the retail clawback credit and the issuance of securitization bonds to recover regulatory asset stranded costs.

      Price-to-Beat Rates - Under the 1999 Restructuring Legislation, TXU Energy is required to continue to charge a "price-to-beat" rate established by the Commission to residential customers (and to offer, along with other pricing alternatives, this rate to small business customers) in the historical service territory. The rate can be adjusted upward or downward twice a year, subject to approval by the Commission, for changes in the market price of natural gas. TXU Energy increased its price-to-beat rate in March and August of 2003.

      Wholesale market design - In August 2003, the Commission adopted a rule that, if fully implemented, would alter the wholesale market design in ERCOT. The rule requires ERCOT:
   o to use a stakeholder process to develop a new wholesale market model;
   o to operate a voluntary day-ahead energy market;
   o to directly assign all congestion rents to the resources that caused the congestion;
   o to use nodal energy prices for resources;
   o to provide information for energy trading hubs by aggregating nodes;
   o to use zonal prices for loads; and
   o to provide congestion revenue rights (but not physical rights).

      Under the rule, the proposed market design and associated cost-benefit analysis is to be filed with the Commission by November 1, 2004 and is to be implemented by October 1, 2006. TXU Energy is currently unable to predict the cost or impact of implementing any proposed change to the current wholesale market design.

      Transmission Rates -- In May 2003, the Commission approved an increase in Oncor's wholesale transmission tariffs (rates) charged to distribution utilities that became effective immediately. In March and August 2003 and March 2004, the Commission approved increases in the transmission cost recovery component of Oncor's distribution rates charged to REPs. The combined effect of these four increases in both the transmission and distribution rates is an estimated $62 million of incremental revenues to Oncor on an annualized basis. With respect to the impact on TXU Corp.'s consolidated results, the higher distribution rates result in reduced margin on TXU Energy's sales to those retail customers with pricing that does not provide for recovery of higher delivery fees, principally price-to-beat customers.

      On March 3, 2004, Oncor filed an annual request for interim update of its wholesale transmission rates. Oncor requested a total annualized revenue increase of $14 million effective April 7, 2004.

      Gas Distribution Rates -- In May 2003, TXU Gas filed, for the first time, a system-wide rate case for the distribution and pipeline operations. The case was filed in all 437 incorporated cities served by the distribution operations, and at the RRC for the pipeline business and for unincorporated areas served by the distribution operations. The TXU Gas filing requested an annual revenue increase of $69.5 million or 7.24%. All 437 cities took action on the case within their statutory time frame, and TXU Gas has appealed these actions to the RRC. Based on the current procedural schedule, TXU Gas expects a final order from the RRC in the second quarter of 2004.

       Australia -- The distribution tariffs for electricity until December 31, 2005, and for gas until December 31, 2007, are determined by the Essential Services Commission. The gas distribution tariffs were increased by 2.2% for 2003, and for each subsequent year, the tariffs are to increase by 0.8% plus the Consumer Price Index (CPI) increase. The electricity distribution tariffs are to increase by the CPI less 1% each year.

      In Victoria and New South Wales, the residential electricity markets have both become competitive since January 2002, and the residential gas markets have become competitive in New South Wales from January 2002 and in Victoria from October 2002. The residential and small business energy prices are still subject to oversight (through price caps) by the government bodies of the respective States of Victoria and New South Wales.

      In South Australia, the residential electricity market has been competitive since January 2003, although the residential and small business energy prices offered by incumbent retailers are still regulated and determined by the South Australian government. TXU Australia entered into this market in March 2003.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Market risk is the risk that TXU Corp. may experience a loss in value as a result of changes in market conditions such as commodity prices, interest rates or foreign currency exchange rates, which TXU Corp. is exposed to in the ordinary course of business. TXU Corp.'s exposure to market risk is affected by a number of factors, including the size, duration and composition of its energy and financial portfolio, as well as volatility and liquidity of markets. TXU Corp. enters into financial instruments such as interest and currency rate swaps to manage interest rate risks and foreign currency exchange rate risks related to its indebtedness, as well as exchange traded, over the counter contracts and other contractual commitments to manage commodity price risk in its portfolio management activities.

RISK OVERSIGHT

      TXU Corp.'s portfolio management operation manages the market, credit and operational risk of the unregulated energy business within limitations established by senior management and in accordance with TXU Corp.'s overall risk management policies. Market risks are monitored daily by risk management groups that operate and report independently of the portfolio management operations, utilizing industry accepted practices and analytical methodologies. These techniques measure the risk and change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies.

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

      In connection with Mr. Wilder's review of operations, as discussed above under Management Change, TXU Corp. has engaged a consulting firm to review its portfolio management activities. The review, which commenced in March 2004, will cover governance and risk policies, the control environment and management processes. The purpose of the review is primarily to identify opportunities, if any, to improve the effectiveness of portfolio management operations.

COMMODITY PRICE RISK

      TXU Corp. is subject to the inherent risks of market fluctuations in the price of electricity, natural gas and other energy-related products marketed and purchased. TXU Corp. actively manages its portfolio of owned generation assets, fuel supply and retail sales load to mitigate the near-term impacts of these risks on its results of operations. TXU Corp., as well as any participant in the market, cannot manage the long-term value impact of structural declines or increases in natural gas, power and oil prices and spark spreads (differences between the market price of electricity and its cost of production).

      In managing energy price risk, TXU Corp. enters into short- and long-term physical contracts, financial contracts that are traded on exchanges and over-the-counter, and bilateral contracts with customers. Speculative trading activities represent a small fraction of the portfolio management process. The portfolio management operation continuously monitors the valuation of identified risks and adjusts the portfolio based on current market conditions. Valuation adjustments or reserves are established in recognition that certain risks exist until full delivery of energy has occurred, counterparties have fulfilled their financial commitments and related financial instruments have either matured or are closed out.

      TXU Corp. strives to use consistent assumptions regarding forward market price curves in evaluating and recording the effects of commodity price risk.

      One measure of commodity price risk is the effect of a change in natural gas prices on operating results. For every $0.50 per million British thermal units (Btu) reduction in natural gas prices in the US, there would be a $250 million reduction in annual pre-tax earnings assuming sales prices of electricity declined accordingly, no hedges were in place and other non-price conditions were unchanged. This effect would be mitigated in the near-term by the impact of regulatory mechanisms that affect the timing and frequency of price-to-beat rate changes, as well as the contractual nature of revenues related to large business customers. Further, hedging positions in place would partially offset the near-term effect of a decline in natural gas prices. The near-term and longer-term effects of lower gas prices would also depend on competitors' pricing actions and TXU Corp.'s actions to reduce operating and SG&A costs. TXU Corp.'s base load power production costs would be largely unaffected by a decline in gas prices. A $0.50 move in gas prices represents a change of approximately 10% in the current forward price.

      To supplement the discussion of sensitivities of commodity price risk, VaR and related measures are presented below. The value of TXU Corp.'s long-term asset portfolio cannot be easily extrapolated under conventional VaR methodologies. Because of the correlation of power and natural gas prices in the Texas market, structural decreases or increases in natural gas prices that are sustained over a multi-year period result in a correspondingly lower or higher value of TXU Corp.'s base load generation assets.

      VaR Methodology -- A VaR methodology is used to measure the amount of market risk that exists within the portfolio under a variety of market conditions. The resultant VaR produces an estimate of a portfolio's potential for loss given a specified confidence level and considers among other things, market movements utilizing standard statistical techniques given historical and projected market prices and volatilities. Stress testing of market variables is also conducted to simulate and address abnormal market conditions.

      The use of this method requires a number of key assumptions, such as use of (i) an assumed confidence level; (ii) an assumed holding period (i.e. the time necessary for management action, such as to liquidate positions); and (iii) historical estimates of volatility and correlation data.

      VaR for Energy Contracts Subject to Mark-to-Market Accounting -- This measurement estimates the potential loss in value, due to changes in market conditions, of all energy-related contracts subject to mark-to-market accounting, based on a specific confidence level and an assumed holding period. Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period. A probabilistic simulation methodology is used to calculate VaR, and is considered by management to be the most effective way to estimate changes in a portfolio's value based on assumed market conditions for liquid markets. TXU Australia uses a variance-covariance methodology in deriving its VaR calculation, due to the differences in its market as compared to that of TXU Energy.

                                                  December 31,    December 31,
                                                      2003           2002
                                                      ----           ----

       Period-end MtM VaR:
       ------------------

       TXU Energy................................     $  15           $ 23

       TXU Australia ............................     $  12           $ 13

       Average Month-end MtM VaR:
       -------------------------

       TXU Energy................................     $  25           $ 38

       TXU Australia ............................     $  16           $ 15

      Portfolio VaR -- Represents the estimated potential loss in value, due to changes in market conditions, of the entire energy portfolio, including owned generation assets, estimates of retail sales load and all contractual positions (the portfolio assets). The Portfolio VaR calculations for TXU Energy and Australia represent a ten year and five year view, respectively, of owned assets based on the nature of their particular markets. If the life of an asset extends beyond the ten or five year duration period, the VaR calculation does not measure the associated risk inherent in the asset over its full life. The Portfolio VaR for TXU Australia does not include the gas commodity portfolio due to a relatively illiquid gas market which does not lend itself to reliable statistical measure. Assumptions in determining the total Portfolio VaR include using a 95% confidence level and a five-day holding period and includes both mark-to-market and accrual positions.


                                                  December 31,  December 31,
                                                     2003          2002
                                                     ----          ----

       Period-end Portfolio VaR:

       TXU Energy.................................    $199         $144

       TXU Australia ............................     $ 23         $ 22

       Average Month-end Portfolio VaR:

       TXU Energy (a).............................    $181          N/A

       TXU Australia..............................    $ 22         $ 23

      (a) Comparable information on an average VaR basis is not available for the full year 2002.

      Other Risk Measures -- The metrics appearing below provide information regarding the effect of changes in energy market conditions on earnings and cash flow of TXU Energy. Similar metrics for TXU Australia are not available.

      Earnings at Risk (EaR) -- EaR measures the estimated potential loss of expected pretax earnings for the year presented due to changes in market conditions. EaR metrics include the owned generation assets, estimates of retail load and all contractual positions except for accrual positions expected to be settled beyond the fiscal year. Assumptions include using a 95% confidence level over a five-day holding period under normal market conditions.

      Cash Flow at Risk (CFaR) -- CFaR measures the estimated potential loss of expected cash flow over the next six months, due to changes in market conditions. CFaR metrics include all owned generation assets, estimates of retail load and all contractual positions that impact cash flow during the next six months. Assumptions include using a 99% confidence level over a six-month holding period under normal market conditions.

                                               December 31,     December 31,
                                                  2003             2002
                                                  ----             ----

       EaR .................................       $ 15             $ 28

       CFaR ................................       $ 67             $178

INTEREST RATE RISK

      The table below provides information concerning TXU Corp.'s financial instruments as of December 31, 2003 and 2002, that are sensitive to changes in interest rates, which include debt obligations, interest rate swaps and preferred securities subject to mandatory redemption. TXU Corp. has entered into interest rate swaps under which it has agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts at dates that generally coincide with interest payments. For long-term debt held by unconsolidated subsidiary trusts (see Note 5 to Financial Statements), the table presents cash flows based on December 31, 2003 book value and the related weighted average rate by expected redemption date. The weighted average rate is based on the rate in effect at the reporting date. Capital leases and the effects of unamortized premiums and discounts and fair value hedges are excluded from the table. See Note 8 to Financial Statements for a discussion of changes in debt obligations.

                                       Expected Maturity Date
                            ---------------------------------------------
                                                                                     2003                2002
                                                                   There-   2003     Fair      2002      Fair
                            2004    2005    2006    2007    2008   After    Total    Value    Total     Value
                            ----    ----    ----    ----    ----   -----    -----    -----    -----     -----
Equity linked debt
  Fixed rate                   --      --  $  500   $ 500  $  440      --  $1,440   $  990   $ 1,440   $   825
    Average interest rate      --      --   4.75%   5.45%   5.80%      --   5.31%       --     5.31%        --

Long-term debt held by
  subsidiary trusts
  Fixed rate                   --      --      --      --       -  $  391  $  391   $  399   $   391   $   369
     Average interest rate     --      --      --      --      --   7.82%   7.82%       --     7.82%        --
  Variable rate                --      --      --      --      --  $  155  $  155   $  155   $   155   $   155
     Average interest rate     --      --      --      --      --   2.51%   2.51%       --     3.16%        --


All other long-term debt
  Fixed rate (a)            $ 677  $  473  $  853   $ 264  $  630  $6,397  $9,294   $10,958  $ 8,593   $ 8,577
    Average interest rate   6.49%   6.69%    6.25%  5.14%   6.23%   6.64%   6.52%       --     6.43%        --
  Variable rate                --      --  $  250   $ 206      --  $1,771  $2,227   $2,292   $ 1,754   $ 1,800
    Average interest rate      --      --   6.09%   5.93%      --   4.17%   4.54%       --     4.68%        --

Preferred stock of
  subsidiaries
  Fixed rate                   --      --      --      --      --      --      --       --   $    21   $    15
     Average interest rate     --      --      --      --      --      --      --       --     6.69%        --

Exchangeable preferred
   membership interest (b)
  Fixed rate                   --      --      --      --      --  $  750  $  750   $1,580   $   750   $ 1,076
     Average interest rate     --      --      --      --      --   9.00%   9.00%       --     9.00%        --

Interest rate swaps
  Variable to fixed         $  93  $  356  $  682   $ 540  $   75  $  247  $1,992   $   (8)  $ 1,800   $   (57)
     Average pay rate       6.48%   6.34%   6.15%   5.77%   5.86%   6.19%   6.09%       --     6.10%        --
     Average receive rate   5.64%   5.43%   5.21%   5.51%   4.93%   5.35%   5.36%       --     4.68%        --
  Fixed to variable            --      --  $  250      --      --  $  600  $  850   $   54   $   594   $    57
     Average pay rate          --      --   1.17%      --      --   2.96%   2.43%       --     2.80%        --
     Average receive rate      --      --   6.75%      --      --   7.04%   6.96%       --     6.47%        --

-------------------------
(a)Reflects the maturity date and not the remarketing date for certain debt which is subject to mandatory tender for remarketing prior to maturity. See
   Note 8 to Financial Statements for details concerning long-term debt subject to mandatory tender for remarketing.
(b)Amounts for 2002 were included in long-term debt as exchangeable debt.

 FOREIGN CURRENCY RISK

      TXU Corp. has exposure to foreign currency risks, primarily associated with the Australian operations. TXU Australia has accessed the US capital markets and issued dollar denominated obligations. TXU Corp. enters into currency swaps, options and forwards, where appropriate, to manage foreign currency exposure. The following table summarizes notional amounts at the contract exchange rates, weighted-average contractual exchange rates and estimated fair value by contract maturity for open contracts at December 31, 2003 and 2002:

                                           Expected Maturity Date
                              ---------------------------------------------------
                                (Millions of dollars, except exchange rates)                   2003     2002
                                                                           There-     2003     Fair     Fair
                             2004     2005     2006     2007      2008     after     Total     Value    Value
                             ----     ----     ----     ----      ----     -----     -----     -----    -----

Australian dollar              --        --   $  250       --       --    $  400    $  650    $ (17)   $   95
Average exchange rate          --        --   $ 0.69       --       --    $ 0.75    $ 0.73        --       --


      TXU Corp. enters into average rate options to hedge a significant portion of the currency exposure related to the reported earnings of TXU Australia. These hedges are marked-to-market and establish a floor to minimize any unfavorable exchange rate movements, while still allowing for full participation in favorable movements. There were no mark-to-market effects recorded in 2003, as the exchange rate movements were favorable. There were no options in place at December 31, 2003 and 2002. In early 2004, TXU Corp. entered into such options to hedge the currency exposure related to reported 2004 earnings.

CREDIT RISK

      Credit risk relates to the risk of loss associated with non-performance by counterparties.

      Gross Credit Exposure -- TXU Corp.'s regional gross exposure to credit risk as of December 31, 2003, is as follows:

            Region                                     Credit Exposure
            ------                                     ---------------

            US............................                  $2,274
            Australia.....................                     539
                                                            ------
            Consolidated..................                  $2,813
                                                            ======

      TXU Corp.'s gross exposure to credit risk represents trade accounts receivable (net of allowance for uncollectible accounts receivable of $60 million), as well as commodity contract assets and other derivative assets that arise primarily from hedging activities. Credit is coordinated between regions to reduce exposure on a consolidated basis, to provide transparency between regions with respect to economic, regulatory, weather and other conditions, and to communicate objectives and processes through various risk committees and forums.

      A large share of gross assets subject to credit risk represents accounts receivable from the retail sale of electricity and gas to residential and small business customers. The risk of material loss (after consideration of allowances) from non-performance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from non-payment by these customers based on historical experience and market or operational conditions. In addition, Oncor has exposure to credit risk as a result of non-performance by nonaffiliated REPs.

      Most of the remaining trade accounts receivable are with large business customers and hedging counterparties. These counterparties include major energy companies, financial institutions, gas and electric utilities, independent power producers, oil and gas producers and energy trading companies.

      Concentration of Credit Risk -- The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of December 31, 2003, is $1.3 billion net of standardized master netting contracts and agreements that provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by TXU Corp. (cash, letters of credit and other security interests), the net credit exposure is $1.0 billion. Of this amount, approximately 87% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and TXU Corp.'s internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Corp. routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

      The following table presents the distribution of credit exposure as of December 31, 2003, for trade accounts receivable from large business customers, commodity contract assets and other derivative assets that arise primarily from hedging activities, by investment grade and noninvestment grade, credit quality and maturity.

                                                                             Exposure by Maturity
                                                                   -----------------------------------------
                              Exposure
                               before                                                    Greater
                               Credit       Credit        Net     2 years or   Between    than 5
                             Collateral   Collateral   Exposure      less     2-5 years    years      Total
                             ----------   ----------   --------      ----     ---------    -----      -----
Investment grade              $ 1,016         $118         $898       $ 591       $ 174      $ 133     $
                                                                                                          898
Noninvestment grade               250          112          138         106          18         14        138
      Totals                 ---------     --------     --------     -------     ------     ------     ------
                               $1,266        $ 230      $ 1,036      $  697       $ 192      $ 147     $1,036
                             ========      =======      =======      ======       =====      =====     ======

Investment grade                   80%          51%          87%
Noninvestment grade                20%          49%          13%

      TXU Corp. had no exposure to any one customer or counterparty greater than 10% of the net exposure of $1.0 billion at December 31, 2003. Additionally, approximately 67% of the credit exposure, net of collateral held, has a maturity date of two years or less. TXU Corp. does not anticipate any material adverse effect on its financial position or results of operations as a result of non-performance by any customer or counterparty.

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

      TXU Corp.'s US businesses are subject to changes in laws (including the Texas Public Utility Regulatory Act, as amended, the Texas Gas Utility Regulatory Act, as amended, the Federal Power Act, as amended, the Atomic Energy Act, as amended, the Public Utility Regulatory Policies Act of 1978, as amended, the Natural Gas Act, as amended, the Natural Gas Policy Act, as amended, and the Public Utility Holding Company Act of 1935, as amended) and changing governmental policy and regulatory actions (including those of the Commission, the RRC, the FERC and the NRC) with respect to matters including, but not limited to, operation of nuclear power facilities, construction and operation of other power generation facilities, construction and operation of transmission facilities, acquisition, disposal, depreciation, and amortization of regulated assets and facilities, recovery of purchased gas costs, decommissioning costs, and return on invested capital for TXU Corp.'s regulated businesses, and present or prospective wholesale and retail competition.

      TXU Corp. believes that the electricity market in ERCOT is workably competitive. TXU Corp. is the largest owner of generation and has the largest retail position in ERCOT, and, along with other market participants, is subject to oversight by the Commission. In that connection, TXU Corp. and other market participants may be subject to various competition-related rules and regulations, including but not limited to possible price-mitigation rules, as well as rules related to market behavior.

      TXU Australia is currently subject to multiple federal and state regulators and regulations in the distribution and retail sectors that impose limitations on the energy retail prices it can charge and returns on its distribution assets, impose substantial costs on its business and seek to promote competition in its markets. In addition, federal competition regulations and Victorian state restrictions of cross-ownership of power generation, energy distribution and energy retail operations could impede acquisitions by TXU Australia and other business strategies.

      Existing laws and regulations governing the market structure in Texas and Australia could be reconsidered, revised or reinterpreted, or new laws or regulations could be adopted.

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

      If TXU Australia is unable to secure long-term supply arrangements for all of its gas supply needs in Australia on commercially acceptable terms or if its suppliers fail to perform under those agreements, it may be required to purchase gas on the wholesale spot market at potentially higher prices. In addition, if TXU Australia's gas needs are less than TXU Australia's gas take-or-pay commitments and if TXU Australia is unable to make up this shortfall in future contract years, TXU Australia may incur losses as a result of its gas take-or-pay arrangements.

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

      All but one of TXU Corp.'s facilities for power production in the US are located in the ERCOT region, a market with limited interconnections to other markets. Electricity prices in the ERCOT region are related to gas prices because gas-fired plant is the marginal cost unit during the majority of the year in the ERCOT region. Accordingly, the contribution to earnings and the value of TXU Corp.'s base load power production is dependent in significant part upon the price of gas. TXU Corp. cannot fully hedge the risk associated with dependency on gas because of the expected useful life of TXU Corp.'s power production assets and the size of its position relative to market liquidity.

      To manage its near-term financial exposure related to commodity price fluctuations, TXU Corp. routinely enters into contracts to hedge portions of its purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, lignite, coal, crude oil and refined products, and other commodities, within established risk management guidelines. As part of this strategy, TXU Corp. routinely utilizes fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. However, TXU Corp. can normally cover only a small portion of the exposure of its assets and positions to market price volatility, and the coverage will vary over time. To the extent TXU Corp. has unhedged positions, fluctuating commodity prices can materially impact TXU Corp.'s results of operations and financial position, either favorably or unfavorably.

      Although TXU Corp. devotes a considerable amount of management time and effort to the establishment of risk management procedures as well as the ongoing review of the implementation of these procedures, the procedures it has in place may not always be followed or may not always function as planned and cannot eliminate all the risks associated with these activities.

      TXU Corp. or one of its subsidiaries has guaranteed or indemnified the performance of a portion of the obligations of certain subsidiaries, including those involved in hedging and risk management activities. TXU Corp. or its subsidiary, as the case may be, might not be able to satisfy all of these guarantees and indemnification obligations if they were to come due at the same time.

      TXU Corp.'s hedging and risk management activities are exposed to the risk that counterparties that owe TXU Corp. money, energy or other commodities as a result of market transactions will not perform their obligations. The likelihood that certain counterparties may fail to perform their obligations has increased due to financial difficulties, brought on by various factors including improper or illegal accounting and business practices, affecting some participants in the industry. Some of these financial difficulties have been so severe that certain industry participants have filed for bankruptcy protection or are facing the possibility of doing so. Should the counterparties to these arrangements fail to perform, TXU Corp. might be forced to acquire alternative hedging arrangements or honor the underlying commitment at then-current market prices. In such event, TXU Corp. might incur losses in addition to amounts, if any, already paid to the counterparties. ERCOT market participants are also exposed to risks that another ERCOT market participant may default in its obligations to pay ERCOT for power taken in the ancillary services market, in which case such costs, to the extent not offset by posted security and other protections available to ERCOT, may be allocated to various non-defaulting ERCOT market participants.

      The current credit ratings for TXU Corp.'s and its subsidiaries' long-term debt are investment grade, except for Moody's credit rating for long-term debt of TXU Corp. (the holding company), which is one notch below investment grade. A rating reflects only the view of a rating agency, and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. If S&P, Moody's or Fitch were to downgrade TXU Corp.'s and/or its subsidiaries' long-term ratings, particularly below investment grade, borrowing costs would increase and the potential pool of investors and funding sources would likely decrease. If the downgrade were below investment grade, liquidity demands would be triggered by the terms of a number of commodity contracts, leases and other agreements.

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

      In addition, as discussed elsewhere in this report, the terms of certain financing and other arrangements of TXU Corp. and its subsidiaries contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

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

    o Nuclear Accident Risk - Although the safety record of Comanche Peak and other nuclear reactors generally has been very good, accidents and other unforeseen problems have occurred both in the US and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident could exceed TXU Corp.'s resources, including insurance coverage.

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

      TXU Corp. may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if TXU Corp. fails to obtain, maintain or comply with any such approval, the operation of its facilities could be stopped or become subject to additional costs. Further, at some of TXU Corp.'s older facilities, including base load lignite and coal plants, it may be uneconomical for TXU Corp. to install the necessary equipment, which may cause TXU Corp. to shut down those facilities.

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

      TXU Corp. is obligated to offer the price-to-beat rate to requesting residential and small commercial customers in the historical service territory of its incumbent utility through January 1, 2007. TXU Corp. is not permitted to offer electricity to the residential customers in the historical service territory at a price other than the price-to-beat rate until January 1, 2005, unless before that date the Commission determines that 40% or more of the amount of electric power consumed by residential customers in that area is committed to be served by REPs other than TXU Corp. Because TXU Corp. will not have the same level of residential customer price flexibility as competitors in the historical service territory, TXU Corp. could lose a significant number of these customers to other providers. In addition, at times, during this period, if the market price of power is lower than TXU Corp.'s cost to produce power, TXU Corp. would have a limited ability to mitigate the loss of margin caused by its loss of customers by selling power from its power production facilities.

      The initial price-to-beat rates for the affiliated REPs, including TXU Corp.'s, were established by the Commission on December 7, 2001. Pursuant to Commission regulations, the initial price-to-beat rate for each affiliated REP was 6% less than the average rates in effect for its incumbent utility on January 1, 1999, adjusted to take into account a new fuel factor as of December 31, 2001.

      Other REPs are allowed to offer electricity to TXU Corp.'s residential customers at any price. The margin or "headroom" available in the price-to-beat rate for any REP equals the difference between the price-to-beat rate and the sum of delivery charges and the price that REP pays for power. Headroom may be a positive or a negative number. The higher the amount of positive headroom for competitive REPs in a given market, the more incentive those REPs would have to compete in providing retail electric services in that market, which may result in TXU Corp. losing customers to competitive REPs.

      The results of TXU Corp.'s retail electric operations in the historical service territory is largely dependent upon the amount of headroom available to TXU Corp. and the competitive REPs in TXU Corp.'s price-to-beat rate. Since headroom is dependent, in part, on power production and purchase costs, TXU Corp. does not know nor can it estimate the amount of headroom that it or other REPs will have in TXU Corp.'s price-to-beat rate or in the price-to-beat rate for the affiliated REP in each of the other Texas retail electric markets.

      There is no assurance that future adjustments to TXU Corp.'s price-to-beat rate will be adequate to cover future increases in its costs of electricity to serve its price-to-beat rate customers or that TXU Corp.'s price-to-beat rate will not result in negative headroom in the future.

      In most retail electric markets outside the historical service territory, TXU Corp.'s principal competitor may be the retail affiliate of the local incumbent utility company. The incumbent retail affiliates have the advantage of long-standing relationships with their customers. In addition to competition from the incumbent utilities and their affiliates, TXU Corp. may face competition from a number of other energy service providers, or other energy industry participants, who may develop businesses that will compete with TXU Corp. and nationally branded providers of consumer products and services. Some of these competitors or potential competitors may be larger and better capitalized than TXU Corp. If there is inadequate margin in these retail electric markets, it may not be profitable for TXU Corp. to enter these markets.

      A number of energy utilities in states other than Victoria and South Australia continue to be owned by state governments. The privatization of any of these utilities could result in new, more commercially-focused competitors in TXU Australia's markets, some of which may have larger capital bases and other competitive advantages compared to TXU Australia. In addition, as the regulatory developments in TXU Australia's markets continue to unfold, energy companies and other utilities that have not previously been competitors may enter TXU Australia's markets. The Australian energy industry has also been recently experiencing a degree of consolidation activity. If this consolidation activity continues, it may result in a smaller number of stronger competitors in the markets in which TXU Australia operates.

      TXU Corp. depends on transmission and distribution facilities owned and operated by other utilities, as well as its own such facilities, to deliver the electricity it produces and sells to consumers, as well as to other REPs. If transmission capacity is inadequate, TXU Corp.'s ability to sell and deliver electricity may be hindered, it may have to forgo sales or it may have to buy more expensive wholesale electricity that is available in the capacity-constrained area. In particular, during some periods transmission access is constrained to some areas of the Dallas-Fort Worth metroplex. TXU Corp. expects to have a significant number of customers inside these constrained areas. The cost to provide service to these customers may exceed the cost to provide service to other customers, resulting in lower headroom. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to TXU Corp.'s customers could negatively impact the satisfaction of its customers with its service.

      TXU Corp. offers its customers a bundle of services that include, at a minimum, the electric commodity itself plus transmission, distribution and related services. The prices TXU Corp. charges for this bundle of services or for the various components of the bundle, either of which may be fixed by contract with the customer for a period of time, could differ from TXU Corp.'s underlying cost to obtain the commodities or services.

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

      The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact TXU Corp.'s ability to sustain and grow its businesses, which are capital intensive, and would increase its capital costs. TXU Corp. relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. TXU Corp.'s access to the financial markets could be adversely impacted by various factors, such as:

      o changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;
      o  inability to access commercial paper markets;
      o a deterioration of TXU Corp.'s credit or a reduction in TXU Corp.'s credit ratings or the credit ratings of its subsidiaries;
      o extreme volatility in TXU Corp.'s markets that increases margin or credit requirements;
      o  a material breakdown in TXU Corp.'s risk management procedures;
      o prolonged delays in billing and payment resulting from delays in switching customers from one REP to another; and
      o the occurrence of material adverse changes in TXU Corp.'s businesses that restrict TXU Corp.'s ability to access itsliquidity facilities.

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

      TXU Corp. is subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims. Since October 2002, a number of lawsuits have been filed in federal and state courts in Texas against TXU Corp. and various of its officers, directors and underwriters. In addition, TXU Corp.'s decision to exit all of its operations in Europe, as well as the administration proceeding, have resulted in notices of various claims or potential claims and might result in lawsuits by the creditors of or others associated with TXU Europe. Such current and potential legal proceedings could result in payments of judgment or settlement amounts.

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

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by TXU Corp. and its subsidiaries (collectively, TXU Corp.) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Corp. believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under "Risk Factors That May Affect Future Results" and the following important factors, among others, that could cause the actual results of TXU Corp. to differ materially from those projected in such forward-looking statements:

     o prevailing governmental policies and regulatory actions, including those of the FERC, the Commission, the RRC and the NRC, with respect to:

         o     allowed rates of return;
         o     industry, market and rate structure;
         o     purchased power and recovery of investments;
         o     operations of nuclear generating facilities;
         o     acquisitions and disposal of assets and facilities;
         o     operation and construction of plant facilities;
         o     decommissioning costs;
         o     present or prospective wholesale and retail competition;
         o     changes in tax laws and policies; and
         o changes in and compliance with environmental and safety laws and policies;

     o   continued implementation of the 1999 Restructuring Legislation;
     o   legal and administrative proceedings and settlements;
     o   general industry trends;
     o   power costs and availability;

     o weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;
     o unanticipated population growth or decline, and changes in market demand and demographic patterns;
     o changes in business strategy, development plans or vendor relationships;
     o   competition for retail and wholesale customers;
     o   access to adequate transmission facilities to meet changing demands;
     o pricing and transportation of crude oil, natural gas and other commodities;
     o unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;
     o unanticipated changes in operating expenses, liquidity needs and capital expenditures;
     o   commercial bank market and capital market conditions;
     o competition for new energy development and other business opportunities;
     o inability of various counterparties to meet their obligations with respect to TXU Corp.'s financial instruments;
     o   changes in technology used by and services offered by TXU Corp.;
     o significant changes in TXU Corp.'s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;
     o significant changes in critical accounting policies material to TXU Corp.; and
     o   actions by credit rating agencies.

         Any forward-looking statement speaks only as of the date on which it is made, and TXU Corp. undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for TXU Corp. to predict all of them; nor can TXU Corp. assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

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

      The management of TXU Corp. is responsible for establishing and maintaining a system of internal control which includes the internal controls and procedures for financial reporting, that is designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning TXU Corp.'s system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 2003, TXU Corp.'s system of internal control was adequate to accomplish the objectives discussed herein.

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



         /s/ C. JOHN WILDER                     /s/ M.S. GREENE
----------------------------------   -----------------------------------------
  C. John Wilder, President and               M. S. Greene, Oncor
          Chief Executive                       Group President



             /s/ T. L. BAKER                  /s/ H. DAN FARELL
-----------------------------------  -----------------------------------------
      T.L. Baker, TXU Energy          H. Dan Farell, Executive Vice President
          Group President                    and Chief Financial Officer



     /s/ DAVID H. ANDERSON
------------------------------------
 David H. Anderson, Vice President
         and Controller

INDEPENDENT AUDITORS' REPORT


TXU Corp.:

We have audited the consolidated balance sheets of TXU Corp. and subsidiaries (the Company) as of December 31, 2003 and 2002 and the related consolidated statements of income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TXU Corp. and subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Notes to Financial Statements, TXU Corp. changed its method of accounting for certain contracts with the rescission of Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."

As discussed in Note 6 to the Notes to Financial Statements, TXU Corp. changed its method of accounting for goodwill amortization in 2002 in connection with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


DELOITTE & TOUCHE LLP

Dallas, Texas
March 11, 2004

                           TXU CORP. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME

                                                                                  Year Ended December 31,
                                                                          --------------------------------------
                                                                            2003             2002        2001
                                                                            ----             ----        ----
                                                                          (millions of dollars, except per share
                                                                                         amounts)

Operating revenues..................................................      $11,008        $ 9,896            $9,890
                                                                          -------        -------            ------
Costs and expenses:
     Cost of energy sold and delivery fees..........................       4,947           4,087             4,134
     Operating costs................................................       1,665           1,592             1,490
     Depreciation and amortization, other than goodwill.............         886             868               781
     Selling, general and administrative expenses...................       1,108           1,213               940
     Franchise and revenue-based taxes..............................         456             478               529
     Other income...................................................         (82)            (51)              (46)
     Other deductions...............................................          46             577               331
     Interest income................................................         (44)            (31)              (82)
     Interest expense and related charges...........................         975             882               965
     Goodwill amortization..........................................           -               -                43
                                                                          ------         -------            ------
         Total costs and expenses...................................       9,957           9,615             9,085
                                                                          ------         -------            ------

Income from continuing operations before income taxes,
  extraordinary loss and cumulative effect of changes
  in accounting principles..........................................       1,051             281               805

Income tax expense .................................................         314              99               236
                                                                          ------         -------            ------
Income from continuing operations before extraordinary loss and
     cumulative effect of changes in accounting principles..........         737             182               569

Income (loss)from discontinued operations, net of tax effect........         (97)         (4,258)              165

Extraordinary loss, net of tax effect ..............................           -            (134)              (57)

Cumulative  effect of changes in accounting  principles,
 net of tax benefit.................................................         (58)              -                 -
                                                                          ------         -------            ------
Net income (loss) before preference stock dividends.................         582          (4,210)              677

Preference stock dividends .........................................          22              22                22
                                                                          ------         -------            ------
Net income (loss) available for common stock........................      $  560         $(4,232)           $  655
                                                                          ======         ========           ======
Average shares of common stock outstanding (millions):
     Basic..........................................................         322             278               259
     Diluted........................................................         379             278               259

Per share of common stock - Basic:
     Income from continuing operations before extraordinary loss
        and cumulative effect of changes in accounting principles...      $ 2.22         $  0.58            $ 2.11
     Income (loss)from discontinued operations, net of tax effect...      $ (.30)        $(15.33)           $ 0.63
     Extraordinary loss, net of tax effect..........................      $    -         $ (0.48)           $(0.22)
     Cumulative effect of changes in accounting principles,
      net of tax benefit ...........................................      $(0.18)        $    -             $    -
     Net income (loss) available for common stock ..................      $ 1.74         $(15.23)           $ 2.52

Per share of common stock- Diluted:
     Income from continuing operations before extraordinary loss
        and cumulative effect of changes in accounting principles...      $ 2.03         $  0.58            $ 2.11
     Income (loss) from discontinued operations, net of tax effect..      $ (.26)        $(15.33)           $  .63
     Extraordinary loss, net of tax effect..........................      $    -         $ (0.48)           $(0.22)
     Cumulative effect of changes in accounting principles, net of
        tax benefit ................................................      $(0.15)        $    -             $   -
     Net income (loss) available for common stock ..................      $ 1.62         $(15.23)           $ 2.52
Dividends declared..................................................      $ 0.50         $ 1.925            $ 2.40


See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                                                    Year Ended December 31,
                                                                           ----------------------------------
                                                                           2003             2002        2001
                                                                           ----             ----        ----
                                                                                  (millions of dollars)
Components related to continuing operations:

   Income from continuing operations before extraordinary loss and
     cumulative effect of changes in accounting principles...........     $  737          $  182           $ 569
                                                                          ------          ------           -----
   Other comprehensive income (loss) --
   Net change during period, net of tax effects:
     Cumulative foreign currency translation adjustment...............       302              76             (61)
     Investments classified as available for sale:
       Reclassification  of net gain realized on sale of investments
         to other deductions (net of tax benefit of $1)...............         -               -              (2)

     Minimum pension liability adjustments (net of tax (expense)
       benefit of ($31), $45 and $3)..................................        58             (83)             (6)

     Cash flow hedges:
       Cumulative transition adjustment as of January 1, 2001
         (net of tax benefit of $12)..................................         -               -              (25)
       Net change in fair value of derivatives (net of tax benefit
         of $137, $136 and $34).......................................      (268)           (260)             (79)
       Amounts realized in earnings during the year (net of tax
         expense of $165, $55 and $25)................................       324             112               62
                                                                          ------          ------            -----
           Total...............................................              416            (155)            (111)
                                                                          ------          ------            -----

   Comprehensive income from continuing operations.............            1,153              27              458
                                                                          ------          ------            -----
Components related to discontinued operations:

   Income (loss) from discontinued operations, net of tax effect......       (97)         (4,258)             165
                                                                          -------         -------           -----
   Minimum pension liability adjustments (net of tax benefit of $2)...        (4)              -                -

   Cumulative foreign currency translation adjustment.................         -             253              (88)

   Investments  classified as available for sale (net of tax expense
    of $24) ..........................................................         -               -               55
   Reclassification  of net gain realized on sale of  investments to
     other deductions (net of tax benefit of $21).....................         -               -              (50)
   Cash flow hedges:
       Cumulative transition adjustment as of January 1, 2001
         (net of tax benefit of $46)..................................         -               -             (107)
       Net change in fair value of derivatives (net of tax benefit
         of $18 and $37)..............................................         -             (41)             (86)
       Amounts realized in earnings during the year (net of tax
         expense of $37 and $57)......................................         -              87              131
                                                                          ------          ------            -----
           Total......................................................        (4)            299             (145)
                                                                          ------          ------            -----
   Comprehensive income (loss) from discontinued operations...........      (101)         (3,959)              20

   Extraordinary loss, net of tax effect..............................         -            (134)             (57)

   Cumulative effect of changes in accounting principles, net of
     tax benefit......................................................       (58)              -                -
                                                                          ------          -------           -----
Comprehensive income (loss)..........................................       $994          $(4,066)          $ 421
                                                                          ======          =======           =====

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                   Year Ended December 31,
                                                                              ----------------------------------
                                                                               2003          2002          2001
                                                                               ----          ----          ----
                                                                                     (millions of dollars)
Cash flows-- operating activities
  Income from continuing  operations before extraordinary loss and
    cumulative effect of changes in accounting principles...............     $  737         $  182         $   569
  Adjustments to reconcile income from continuing operations  before extraordinary loss and cumulative effect of changes in accounting principles to cash provided by operating activities:
     Depreciation and amortization......................................        959            947           1,022
     Deferred income taxes and investment tax credits-- net.............         10             65             (88)
     Losses on early extinguishment of debt.............................          -             63             149
     Net gains from sale of assets......................................        (43)           (31)             (1)
     Reduction of revenues for earnings in excess of regulatory
      earnings cap......................................................          -              -              40
     Net effect of unrealized mark-to-market valuations of commodity
       contracts........................................................        128            108            (323)
     Net equity loss from unconsolidated affiliates and joint ventures..         17            255              53
     Asset impairments charge...........................................          -            237               -
     Retail clawback accrual increase (decrease)........................        (12)           185               -
     Reduction in regulatory liability..................................       (132)          (151)              -
     Over/(under) recovery of gas costs.................................         52             (8)            551
     Changes in operating assets and liabilities:
        Accounts receivable - trade.....................................        367           (515)            489
        Inventories.....................................................        (67)           (54)            (49)
        Accounts payable - trade........................................         (5)           181            (835)
        Commodity contract assets and liabilities.......................         25            (44)            (27)
        Margin deposits.................................................         25              -             227
        Other  assets ..................................................        382           (106)             79
        Other liabilities...............................................        355             34              14
                                                                             ------         ------         -------
          Cash provided by operating activities.........................      2,798          1,348           1,870
                                                                             ------         ------         -------
Cash flows-- financing activities
  Issuances of securities:
     Equity-linked debt securities......................................          -            440           1,000
     Exchangeable subordinated notes....................................          -            750               -
     Other long-term debt...............................................      3,245          3,377           4,954
     Common stock.......................................................         23          1,274             354
  Retirements/repurchases of securities:
     Long-term debt.....................................................     (2,736)        (3,595)         (4,648)
     Preferred securities of subsidiaries...............................        (98)             -               -
     Securities of unconsolidated subsidiary trusts.....................          -              -            (837)
     Common stock.......................................................          -              -             (44)
  Change in notes payable:
     Commercial paper...................................................         13           (844)         (1,035)
     Banks..............................................................     (2,252)         1,243             615
  Cash dividends paid:
     Common stock.......................................................       (160)          (652)           (621)
     Preference stock...................................................        (22)           (22)            (22)
Redemption deposits applied to debt retirements.........................        210           (210)              -
Debt premium, discount, financing and reacquisition expenses............        (41)          (283)           (232)
                                                                             ------         ------         -------
        Cash provided by (used in) financing activities.................     (1,818)         1,478            (516)
                                                                             ------         ------         --------
Cash flows-- investing activities
  Capital expenditures..................................................       (956)        (1,003)         (1,243)
  Acquisition of businesses.............................................       (150)           (36)              -
  Proceeds from sale of assets..........................................         24            449              26
  Nuclear fuel..........................................................        (44)           (51)            (38)
  Investment in collateral trust........................................       (525)             -               -
  Other.................................................................          2           (210)             58
                                                                             ------         ------         -------
        Cash used in investing activities...............................     (1,649)          (851)         (1,197)
Effect of exchange rate changes on cash and cash equivalents............          8            (13)              2
Cash provided (used by) discontinued operations.........................        (37)          (605)              8
                                                                             ------         ------         -------
Net change in cash and cash equivalents.................................       (698)         1,357             167
Cash and cash equivalents -  beginning balance..........................      1,573            216              49
                                                                             ------         ------         -------
Cash and cash equivalents -  ending balance.............................     $  875         $1,573         $   216
                                                                             ======         ======         =======


See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31,
                                                                                              ---------------------
                                                                                               2003           2002
                                                           ASSETS                             (millions of dollars)
Current assets
   Cash and cash equivalents....................................................              $   875        $ 1,573
   Restricted cash..............................................................                   12            210
   Accounts receivable-- trade..................................................                1,369          1,670
   Income taxes receivable......................................................                    -            488
   Inventories .................................................................                  599            545
   Commodity contract assets....................................................                  959          1,298
   Assets of telecommunications holdings company (Note 3).......................                  110              -
   Other current assets.........................................................                  333            348
                                                                                              -------        -------
       Total current assets.....................................................                4,257          6,132
                                                                                              -------        -------
Investments
   Restricted cash..............................................................                  582             96
   Other investments............................................................                  705            724
Property, plant and equipment-- net.............................................               20,920         19,981
Goodwill........................................................................                1,829          1,588
Regulatory assets--  net........................................................                1,837          1,654
Commodity contract assets.......................................................                  362            657
Cash flow hedges and other derivative assets ...................................                  123            150
Other noncurrent assets.........................................................                  411            328
Assets held for sale (Note 3)...................................................                  660             95
                                                                                              -------        -------
       Total assets.............................................................              $31,686        $31,405
                                                                                              =======        =======

LIABILITIES, PREFERRED SECURITIES OF SUBSIDIARIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable
        Commercial paper........................................................              $    39        $    18
        Banks...................................................................                   58          2,306
   Long-term debt due currently.................................................                  677            958
   Accounts payable-- trade.....................................................                1,042          1,029
   Commodity contract liabilities...............................................                  913          1,138
   Liabilities of telecommunications holding company (Note 3)...................                  603              -
   Other current liabilities....................................................                1,339          1,293
                                                                                              -------        -------
       Total current liabilities................................................                4,671          6,742
                                                                                              -------        -------
Accumulated deferred income taxes...............................................                3,939          3,607
Investment tax credits..........................................................                  430            453
Commodity contract liabilities..................................................                  318            520
Cash flow hedges and other derivative liabilities ..............................                  267            220
Long-term debt held by subsidiary trusts (Note 10)..............................                  546            546
All other long-term debt, less amounts due currently............................               12,324         11,593
Other noncurrent liabilities and deferred credits ..............................                2,370          2,400
Liabilities held for sale (Note 3)..............................................                  143             47
                                                                                              -------        -------
       Total liabilities........................................................               25,008         26,128
Preferred securities of subsidiaries (Note 9)...................................                  759            211
Contingencies (Note 18)
Shareholders' equity (Note 11)..................................................                5,919          5,066
                                                                                              -------        -------
       Total liabilities, preferred securities of subsidiaries and
         shareholders' equity...................................................              $31,686        $31,405
                                                                                              =======        =======


See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY


                                                                                    Year Ended December 31,
                                                                              ----------------------------------
                                                                              2003           2002           2001
                                                                              ----           ----           ----
                                                                                    (millions of dollars)
Preference stock:
     Balance at end of year...............................................    $   300          $   300      $  300
                                                                              -------          -------      ------
Common stock without par value -- authorized shares-- 1,000,000,000
     Balance at beginning of year.........................................      7,995            6,560       6,360
       New public offering (2002-- 46,800,000 shares).....................          -            1,084           -
       Direct Stock Purchase and Dividend Reinvestment Plan 2003 -
         508,379 shares; 2002 -- 1,069,264 shares;
         and 2001-- 260,243 shares).......................................         10               40          12
       Issuance of stock purchase contracts related to
         equity-linked debt securities....................................          -              (48)       (142)
       Long-Term Incentive Compensation Plan (2003--1,400,713 shares,
         2002--599,516 shares; and 2001-- 535,052 shares)................          19               (3)          4
       Common stock repurchased and retired (2001--  1,252,500 shares)...           -                -         (30)
       Treasury stock-- Long-Term Compensation Plan Trusts...............           -                1          (4)
       Issuance related to purchase contracts under 1998 equity-linked debt securities (2002-- 8,365,133 shares and 2001--7,488,395
         shares).........................................................           -              349         351
       Special allocation to Thrift Plan by LESOP trustee................           4                8           9
       Reclassification of stated capital to additional paid in capital..      (7,986)               -           -
       Other.............................................................           6                4           -
                                                                              -------          -------      ------
     Balance at end of year (2003 -- 323,883,092 shares; 2002 --
       321,974,000 shares; and 2001-- 265,140,087 shares)................          48            7,995       6,560
                                                                              -------          -------      ------
Additional paid in capital:
     Balance at beginning of year........................................         111               --          --
       Change during the year ...........................................       7,986              111          --
                                                                              -------          -------      ------
     Balance at end of  year.............................................       8,097              111          --
                                                                              -------          -------      ------
Common stock repurchasable under equity forward contracts:
     Balance at beginning of year........................................          --               --        (190)
       Change during the year ...........................................          --               --         190
                                                                              -------          -------      ------
     Balance at end of  year.............................................          --               --          --
                                                                              -------          -------      ------
Retained earnings:
     Balance at beginning of year........................................      (2,900)           1,863       1,817
       Net income (loss).................................................         582           (4,210)        677
       Dividends declared on common stock ($.50, $1.925 and $2.40
        per share).......................................................        (160)            (533)       (625)
       Common stock repurchased and retired..............................           -               --         (14)
       Dividends on preference stock ($7,240, $7,240 and $7,240
        per share).......................................................         (22)             (22)        (22)
       Equity forward contract settlements...............................           -               --          21
       LESOP dividend deduction tax benefit and other....................           2                2           9
                                                                              -------          -------      ------
     Balance at end of year..............................................      (2,498)          (2,900)      1,863
                                                                              -------          -------      ------

                           TXU CORP. AND SUBSIDIARIES
             STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY (CONT.)

                                                                                    Year Ended December 31,
                                                                              -----------------------------------
                                                                              2003           2002           2001
                                                                                    (millions of dollars)
     Accumulated other comprehensive loss, net of tax effects:
      Foreign currency translation adjustments:
       Balance at beginning of year...............................              (157)           (654)        (505)
         Change during the year...................................               302             329         (149)
         Write-off of  discontinued operations....................                 -             168            -
                                                                             -------         -------       ------
       Balance at end of year.....................................               145            (157)        (654)
                                                                             -------         -------       ------
     Unrealized holding gains (losses) on investments:
       Balance at beginning of year...............................                --              --           (3)
         Change during the year...................................                --              --            3
                                                                             -------         -------       ------
       Balance at end of year.....................................                --              --            -
                                                                             -------         -------       ------
     Minimum pension liability adjustments:
       Balance at beginning of year...............................               (92)             (9)          (3)
         Change during the year...................................                54             (83)          (6)
                                                                             -------         -------       ------
       Balance at end of year.....................................               (38)            (92)          (9)
                                                                             -------         -------       ------
     Cash flow hedges (SFAS 133):
       Balance at beginning of year...............................              (191)           (104)           -
         Change during the year...................................                56            (102)        (104)
         Write-off of discontinued operations.....................                 -              15           --
                                                                             -------         -------       ------
       Balance at end of year.....................................              (135)           (191)        (104)
                                                                             -------         -------       ------
     Total accumulated other comprehensive loss...................               (28)           (440)        (767)
                                                                             -------         -------       ------
Total common stock equity.........................................             5,619           4,766        7,656
                                                                             -------         -------       ------
Shareholders' equity..............................................           $ 5,919         $ 5,066       $7,956
                                                                              ======          ======       ======

See Notes to Financial Statements.

                         TXU CORP. AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS

1.    SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

      Description of Business - TXU Corp. engages in power production (electricity generation), retail and wholesale sales of electricity and natural gas, and the transmission and distribution of electricity and natural gas. In the competitive energy operations, TXU Corp. engages in hedging and risk management activities. TXU Corp. is a holding company that conducts its US operations through US Holdings and TXU Gas. US Holdings is also a holding company that conducts its principal operations through TXU Energy and Oncor. TXU Corp.'s principal international operations are conducted through TXU Australia.

      TXU Corp. has three reportable segments: Energy, Energy Delivery and Australia. (See Note 19 for further information concerning reportable business segments.)

      Discontinued Businesses - Prior to October 2002, TXU Corp. conducted international operations through TXU Europe. At that time, a substantial portion of the business was sold. In 2002, TXU Corp. recorded a $4.2 billion charge principally to write off its investment in TXU Europe. The write-off was recorded without tax benefit. A tax benefit to earnings of up to $983 million could be recognized if uncertainties regarding the deductibility of the write-off are favorably resolved. See Note 3 to Financial Statements for additional discussion.

      In January 2004, TXU Corp. entered into an agreement to sell its telecommunications business for $527 million. The business was formerly a joint venture and has been consolidated since March 1, 2003.

      In December 2003, TXU Energy finalized a formal plan to sell its strategic retail services business, which is engaged principally in providing energy management services.

      In January 2004, TXU Corp. sold its small natural gas distribution business in Mexico for $11 million.

      The consolidated financial statements for all years presented reflect the reclassification of the results of these businesses (for the periods they were consolidated) as discontinued operations.

       See Note 3 for more detailed information about discontinued operations.

      Business Restructuring - The 1999 Restructuring Legislation restructured the electric utility industry in Texas and provided for a transition to competition in the generation and retail sale of electricity. TXU Corp. disaggregated its electric utility business, as required by the legislation, and restructured certain of its US businesses as of January 1, 2002 resulting in two new business operations:

o Oncor - a utility regulated by the Commission that holds electricity transmission and distribution assets and engages in electricity delivery services.

o TXU Energy - a competitive business that holds the power generation assets and engages in wholesale and retail energy sales and hedging/risk management activities.

      The relationships of these entities and their rights and obligations with respect to their collective assets and liabilities are contractually described in a master separation agreement executed in December 2001.

      A settlement of outstanding issues and other proceedings related to implementation of the 1999 Restructuring Legislation received final approval by the Commission in January 2003. See Note 16 for further discussion.

      Other Business Changes - In April 2002, TXU Energy acquired a cogeneration and wholesale energy production business in New Jersey for $36 million in cash. The acquisition included a 122 megawatt (MW) combined-cycle power production facility and various contracts, including electric supply and gas transportation agreements. The acquisition was accounted for as a purchase business combination, and its results of operations are reflected in the consolidated financial statements from the acquisition date.

       In May 2002, TXU Energy acquired a 260 MW combined-cycle power generation facility in northwest Texas through a settlement agreement which dismissed a lawsuit previously filed related to the plant, and included a nominal cash payment. TXU Energy previously purchased all of the electrical output of this plant under a long-term contract.

      In April 2002, TXU Energy completed the sale of two electricity generation plants in the Dallas-Fort Worth area with total capacity of 2,334 MW for $443 million in cash. Concurrent with the sale, TXU Energy entered into a tolling agreement to purchase power during the summer months through 2006. The terms of the tolling agreement include above-market pricing, representing a fair value liability of $190 million. A pretax gain on the sale of $146 million, net of the effects of the tolling agreement, was deferred and is being recognized in other income during summer months over the five-year term of the tolling agreement. Both the value of the tolling agreement and the deferred gain are reported in other liabilities in the balance sheet. The amount of the gain recognized in other income in 2003 was approximately $30 million.

      Basis of Presentation -- The consolidated financial statements of TXU Corp. have been prepared in accordance with accounting principles generally accepted in the US and, except for the discontinuance of certain businesses and the adoption of EITF 02-3 and SFAS 143, as discussed in Note 2, and FIN 46, as discussed immediately below, on the same basis as the audited financial statements included in its 2002 Form 8-K. In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain classifications have been made to conform to current period presentation. All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

      FIN 46, which was issued in January 2003, provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. On October 8, 2003, the FASB decided to defer implementation of FIN 46 until the fourth quarter of 2003. This deferral only applied to variable interest entities that existed prior to February 1, 2003. As a result of the implementation of FIN 46 in the fourth quarter of 2003, TXU Corp. deconsolidated its subsidiary financing trusts (see Note 10). Prior year financial statements have been restated to reflect the deconsolidation.

      The following information regarding the impact of adopting SFAS 145 was previously provided in the 2002 Form 8-K.

      Losses on Extinguishments of Debt -- As a result of the adoption of SFAS 145 as of January 1, 2003, any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS 4 is required to be reclassified if it does not meet the criteria of an extraordinary item as defined by APB Opinion 30.

      TXU Corp. recorded losses on the early extinguishment of debt of $41 million after-tax in 2002. In October 2002, TXU Corp. recorded losses of $23 million (net of income tax benefit of $12 million) for the cash premiums paid on the early redemption of $200 million aggregate principal amount of Putable Asset Term Securities (PATS notes). TXU Corp. redeemed other long-term debt prior to maturity including $114 million of senior notes in the first quarter of 2002, resulting in losses of $18 million (net of income tax benefit of $10 million).

      As a result of US Holdings' debt restructuring and refinancings in the fourth quarter of 2001, TXU Corp. recorded a loss on the early extinguishment of debt of $97 million (net of income tax benefit of $52 million).

      In accordance with SFAS 145, the income statements for the years ended December 31, 2002 and 2001 reflect the classification of these losses, previously reported as extraordinary, as shown below:

                                                                         Segment
                                                           ----------------------------------------------
                                                                          Energy      Corporate
                                                             Energy      Delivery     & Other       Total
                                                             ------      --------     -------       -----
2002:
-----
Extraordinary loss, net of tax - as reported.........        $   --      $ (146)     $  (29)       $ (175)
Reclassifications to:
    Other deductions.................................            --          36          27            63
    Income tax expense...............................            --         (13)         (9)          (22)
                                                             ------      ------      ------        ------
Extraordinary loss, net of tax - as adjusted.........        $   --      $ (123)     $  (11)       $ (134)
                                                             ======      ======      ======        ======

2001:
-----
Extraordinary loss, net of tax - as reported.........        $ (153)     $   --      $   (1)       $ (154)
Reclassifications to:
    Other deductions.................................           149          --          --           149
    Income tax expense...............................           (52)         --          --           (52)
                                                             ------      ------      ------        ------
Extraordinary loss, net of tax - as adjusted.........        $  (56)     $   --      $   (1)       $  (57)
                                                             ======      ======      ------        ======

      The reclassifications had no effect on net income. The discussion of extraordinary loss in Note 4, income tax information in Note 12, segment information in Note 19 and regulated versus unregulated operations, quarterly results and components of other deductions in Note 20 reflect the reclassifications. This reclassification decreases basic and fully diluted income from continuing operations before extraordinary loss per share by $0.15 for 2002 and $0.38 for 2001, respectively, and decreases the extraordinary loss, per share, by the same amounts.

      Use of Estimates -- The preparation of TXU Corp.'s financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including mark-to-market valuation adjustments. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made as a result of changes in previous estimates or assumptions during the current year.

      Financial Instruments and Mark-to-Market Accounting -- TXU Corp. enters into financial instruments, including options, swaps, futures, forwards and other contractual commitments primarily to manage energy price risk and interest rate and foreign currency exchange rate risks. These financial instruments are accounted for in accordance with SFAS 133 as well as, prior to October 26, 2002, EITF 98-10. See Note 2 for the effects of EITF 02-3, under which only financial instruments that are derivatives are subject to mark-to-market accounting.

      SFAS 133 requires the recognition of derivatives in the balance sheet, the measurement of those instruments at fair value and the recognition in earnings of changes in the fair value of derivatives. This recognition is referred to as "mark-to-market" accounting. SFAS 133 provides exceptions to this accounting if
(a) the derivative is deemed to represent a transaction in the normal course of purchasing from a supplier and selling to a customer, or (b) the derivative is deemed to be a cash flow or fair value hedge. In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset in other comprehensive income. Amounts are reclassified from other comprehensive income to earnings as the underlying transactions occur and realized gains and losses are recognized in earnings. Fair value hedges are recorded as derivative assets or liabilities with an offset to the carrying value of the related asset or liability. Any hedge ineffectiveness related to cash flow and fair value hedges is recorded in earnings.

      Interest rate and currency swaps entered into in connection with indebtedness to manage interest rate and foreign currency exchange rate risks are accounted for as cash flow hedges if the swap converts rates from variable to fixed and are accounted for as fair value hedges if the swap converts rates from fixed to variable.

      TXU Corp. documents designated commodity, debt-related and other hedging relationships, including the strategy and objectives for entering into such hedge transactions and the related specific firm commitments or forecasted transactions. TXU Corp. applies hedge accounting in accordance with SFAS 133 for these non-trading transactions, providing the underlying transactions remain probable of occurring. Effectiveness is assessed based on changes in cash flows of the hedges as compared to changes in cash flows of the hedged items. In its risk management activities, TXU Corp. hedges future electricity revenues using natural gas instruments; such cross-commodity hedges are subject to ineffectiveness calculations that can result in mark-to-market gains and losses.

      Revenue Recognition -- TXU Corp. records revenue for retail and wholesale energy sales under the accrual method. Retail electric and gas revenues are recognized when the commodity is provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value of the commodity consumed from the meter reading date to the end of the period. The unbilled revenue is estimated at the end of the period based on estimated daily consumption after the meter read date to the end of the period. Estimated daily consumption is derived using historical customer profiles adjusted for weather and other measurable factors affecting consumption. Electricity delivery revenues are recognized when delivery services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the delivery fee value of electricity provided from the meter reading date to the end of the period.

      Realized and unrealized gains and losses (including hedge ineffectiveness) from transacting in energy-related contracts, principally for the purpose of hedging margins on sales of energy, are reported as a component of revenues.

      The historical financial statements for 2001 included adjustments made to revenues for over/under recovered fuel costs. To the extent fuel costs incurred exceeded regulated fuel factor amounts included in customer billings, TXU Corp. recorded revenues on the basis of its ability and intent to obtain regulatory approval for rate surcharges on future customer billings to recover such amounts. Conversely, to the extent fuel costs incurred were less than amounts included in customer billings, revenues were reduced. Following deregulation of the Texas market on January 1, 2002, any changes to the fuel factor component of the price-to-beat rates are recognized in revenues when power is provided to customers.

      In the regulated gas delivery operations, revenue adjustments are recorded for over or under-collected gas costs similar to the electricity business prior to deregulation as discussed immediately above.

      Other than the purchase of fuel for gas-fired generation, the significant majority of TXU Energy's physical natural gas purchases and sales represent economic hedging activities; consequently, such transactions have been reported net as a component of revenues. As a result of the issuance of EITF 03-11, sales of natural gas to retail business customers are reported gross effective October 1, 2003.

       Accounting for Contingencies -- The financial results of TXU Corp. may be affected by judgments and estimates related to loss contingencies. Accruals for loss contingencies are recorded when management determines that it is probable that an asset has been impaired or a liability has been incurred and that such economic loss can be reasonably estimated. These determinations are based on management's interpretations of current facts and circumstances, forecasts of future events and estimates of the financial impacts of such events.

      Regulatory Assets and Liabilities -- The financial statements of TXU Corp.'s regulated businesses, primarily its Texas electricity and gas delivery operations, reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS 71. As a result of the 1999 Restructuring Legislation, application of SFAS 71 to the generation operations was discontinued in 1999. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See discussion in Note 16.)

      As a result of the Settlement Plan becoming final and non-appealable, in 2002 TXU Corp. recorded an extraordinary charge to write down regulatory assets subject to securitization. See Note 4 for further discussion.

      Investments -- Deposits in a nuclear decommissioning trust fund are carried at fair value in the balance sheet, with the cumulative increase in fair value recorded as a liability to reflect the statutory nature of the trust. Investments in unconsolidated business entities over which TXU Corp. has significant influence but does not maintain effective control, generally representing ownership of at least 20% and not more than 50% of common equity, are accounted for under the equity method. Assets related to employee benefit plans are held to satisfy deferred compensation liabilities and are recorded at market value. (See Note 5 - Investments.) Investments in subsidiary financing trusts, which are 100% owned but now deconsolidated as a result of the implementation of FIN 46, are also accounted for under the equity method.

      Property, Plant and Equipment -- Properties are stated at original cost. The cost of electricity and gas delivery property additions (and generation property additions prior to July 1, 1999) includes labor and materials, applicable overhead and payroll-related costs and an allowance for funds used during construction. US generation property additions subsequent to July 1, 1999 and other property are stated at cost.

       Depreciation of TXU Corp.'s property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the properties. Depreciation also includes an amount for decommissioning costs for the nuclear-powered electricity generation plant (Comanche Peak), which is being accrued over the lives of the units. Consolidated depreciation as a percent of average depreciable property for TXU Corp. approximated 2.6% for 2003, 2.8% for 2002 and 2.7% for 2001. See discussion below under Changes in Accounting Standards regarding SFAS 143.

      Effective April 1, 2003, the estimates of the depreciable lives of the Comanche Peak nuclear generating plant and several gas generation plants were extended to better reflect the useful lives of the assets. At the same time, depreciation rates were increased on lignite and gas generation facilities to reflect investments in emissions control equipment. The net impact of these changes was a reduction in depreciation expense of $37 million (pre-tax) and an increase in net income of $24 million ($0.06 per diluted share) for the year ended December 31, 2003.

      TXU Corp. capitalizes computer software costs in accordance with SOP 98-1. These costs are being amortized over periods ranging from three to ten years. (See Note 6 under Intangible Assets for more information.)

      Interest Capitalized and Allowance For Funds Used During Construction (AFUDC) -- AFUDC is a cost accounting procedure whereby amounts based upon interest charges on borrowed funds and a return on equity capital used to finance construction are added to utility plant and equipment being constructed. Prior to July 1, 1999, AFUDC was capitalized for all expenditures for ongoing construction work in progress and nuclear fuel in process not otherwise included in rate base by regulatory authorities. As a result of the 1999 Restructuring Legislation, only interest is capitalized during any generation construction since 1999. Interest and AFUDC related to debt for businesses that still apply SFAS 71 are capitalized as a component of projects under construction. Interest on qualifying projects for businesses that no longer apply SFAS 71 is capitalized in accordance with SFAS 34. See Note 20 for detail of amounts.

      Impairment of Long-Lived Assets -- TXU Corp. evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets would be considered impaired when the projected undiscounted cash flows are less than the carrying value. In that event, a loss would be recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily by available market valuations or, if applicable, discounted cash flows.

      In 2002, TXU Corp. recorded an impairment charge of $237 million ($154 million after-tax) for the writedown of two generation plant construction projects as a result of weaker wholesale electricity market conditions and reduced planned developmental capital spending. Fair value was determined based on appraisals of property and equipment. The charge is reported in other deductions.

      Also, in 2002, TXU Corp.'s telecommunications business, then an unconsolidated joint venture, recorded impairments of long-lived assets, of which TXU Corp. recognized its share, $28 million ($18 million after-tax). The charge is reported in other deductions as part of equity in losses of unconsolidated entities.

      TXU Corp. has recorded additional long-lived asset impairments that are reported in results of discontinued operations, as described in Note 3.

      Goodwill and Intangible Assets -- TXU Corp. evaluates goodwill for impairment at least annually (as of October 1) in accordance with SFAS 142. The impairment tests performed are based on discounted cash flow analyses. Such analyses require a significant number of estimates and assumptions regarding future earnings, working capital requirements, capital expenditures, discount rate, terminal year growth factor and other modeling factors. No goodwill impairment has been recognized for consolidated reporting units reflected in results from continuing operations.

      In 2002, TXU Corp.'s telecommunications joint venture recorded a goodwill impairment charge, of which TXU Corp. recognized its share, $9 million ($6 million after-tax). The charge is reported in other deductions in the statement of income. See Note 17 for further discussion.

      TXU Corp. has recorded additional goodwill impairments that are reported in results of discontinued operations, as described in Note 3.

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

      Major Maintenance -- Major maintenance outage costs related to nuclear fuel reloads, as well as other major maintenance programs, are charged to expense as incurred.

      Amortization of Nuclear Fuel -- The amortization of nuclear fuel in the reactors is calculated on the units-of-production method and is included in cost of energy sold.

      Defined Benefit Pension Plans and Other Postretirement Benefit Plans -- TXU Corp. offers pension benefits through various defined benefit pension plans and also offers certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from TXU Corp. Reported costs of providing non-contributory defined pension benefits and other postretirement benefits are dependent upon numerous factors, assumptions and estimates. (See Note 13 for information regarding retirement plans and other postretirement benefits.)

      Franchise and Revenue-Based Taxes -- Franchise and revenue-based taxes such as gross receipts taxes are not a "pass through" item such as sales and excise taxes. Gross receipts taxes are assessed to TXU Corp. and its subsidiaries by state and local governmental bodies, based on revenues, as a cost of doing business. TXU Corp. records gross receipts tax as an expense. Rates charged to customers by TXU Corp. are intended to recover the taxes, but TXU Corp. is not acting as an agent to collect the taxes from customers.

      Income Taxes -- TXU Corp. and its US subsidiaries file a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based upon their respective taxable income or loss. Investment tax credits are amortized to income over the estimated service lives of the properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities. Certain provisions of SFAS 109 provide that regulated enterprises are permitted to recognize deferred taxes as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates.

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

      Earnings Per Share -- Basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share include the effect of all potential issuances of common shares under certain debt securities and other arrangements. For 2003, the $750 million of 9% Exchangeable Preferred Membership Interests in TXU Energy (originally issued as subordinated notes in November 2002) were dilutive and were included in the calculation of diluted earnings per share. For 2002, these securities were anti-dilutive and not included in the diluted earnings per share calculation. Assuming these securities were exchanged for TXU Corp. common stock at the beginning of the 2003 period at the exchange price of $13.1242 per share,
57.1 million more shares would have been issued and net income would have increased by $53 million for 2003 representing primarily the after-tax interest savings on the preferred membership interests in TXU Energy.

      In July 2003, TXU Corp. issued $525 million of floating rate senior notes convertible into 15.2 million shares of TXU Corp. common stock (see Note 8). For 2003, these notes had no effect on the calculation of earnings per share as the market price of TXU Corp. common stock was below the $41.48 per share trigger price for the year.

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

      As a result of guidance provided in EITF 02-3, in 2003 TXU Corp. discontinued recognizing origination gains on energy contracts. For 2002 and 2001, TXU Corp. recognized $40 million and $88 million in origination gains on retail sales contracts, respectively. Because of the short-term nature of these contracts, a portion of these gains would have been recognized on a settlement basis in the year the origination gain was recorded.

      SFAS 146 became effective on January 1, 2003. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value. The adoption of SFAS 146 did not materially impact results of operations for 2003.

      SFAS 148 was issued in December 2002. TXU Corp. adopted the disclosure requirements of SFAS 148 effective December 31, 2002. This statement provides transition alternatives when companies adopt fair value accounting for stock-based compensation. TXU Corp. accounts for stock-based compensation plans, including stock options, using the intrinsic value method. TXU Corp. does not currently issue stock options, and only 23,674 previously issued options remain outstanding at December 31, 2003. Had compensation expense for these stock-based compensation plans been determined based upon the fair value methodology prescribed under SFAS 123, TXU Corp.'s net income and per share amounts would not have been materially different from reported amounts.

      FIN 45 was issued in November 2002 and requires recording the fair value of guarantees upon issuance or modification after December 31, 2002. The interpretation also requires expanded disclosures of guarantees (see Note 18 under Guarantees). The adoption of FIN 45 did not materially impact results of operations for 2003.

      SFAS 149 was issued in April 2003 and became effective for contracts entered into or modified after June 30, 2003. SFAS 149 clarifies what contracts may be eligible for the normal purchase and sale exception, the definition of a derivative and the treatment in the statement of cash flows when a derivative contains a financing component. Also, EITF 03-11 was issued in July 2003 and became effective October 1, 2003 and, among other things, discussed the nature of certain power contracts. As a result of the issuance of SFAS 149 and EITF 03-11, certain commodity contract hedges were replaced with another type of hedge that is subject to effectiveness testing. The adoption of these changes did not materially impact results of operations for 2003.

      EITF 03-11 also addressed the presentation in the income statement of physically settled commodity derivatives, providing guidance as to whether such transactions should be reported on a net or gross (sales and cost of sales) basis. Effective October 1, 2003, TXU Corp. began reporting certain retail sales of natural gas to business customers on a gross basis. The effect of this change was an increase in revenues and cost of energy sold of $34 million for the period since that date. Net income was unaffected by the change.

      EITF 01-8 was issued in May 2003 and is effective prospectively for arrangements that are new, modified or committed to beginning July 1, 2003. This guidance requires that certain types of arrangements be accounted for as leases, including tolling and power supply contracts, take-or-pay contracts and service contracts involving the use of specific property and equipment. The adoption of this change did not materially impact results of operations for 2003.

      SFAS 132 was revised in December 2003 and, effective immediately, requires additional disclosures regarding pension plan assets, benefit obligations, cash flows, benefit costs and related information. See Note 13 for these required disclosures.

      In November 2003, the EITF reached a consensus on Issue 03-1 that certain disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity that are temporarily impaired at the balance sheet date. See Note 5 under Analysis of Certain Investments with Unrealized Losses, for the required disclosures.

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted in December 2003. FASB Staff Position 106-1, issued in January 2004, allows for, but does not require, deferral of the accounting for the effects of the Medicare Act. TXU Corp. has elected not to defer accounting for the federal subsidy under the Medicare Act and recognized a $1.9 million net reduction in SG&A expense in the 2003 financial statements. See
Note 13 for discussion of the impact on the accumulated postretirement benefit obligation and postretirement benefit costs. Specific authoritative guidance on the accounting for the federal subsidy is pending. Once that guidance is issued, it could require TXU Corp. to change previously reported information.

      See discussion of FIN 46 under "Basis of Presentation" above.

2.    CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

      The following summarizes the effect on results for 2003 for changes in accounting principles effective January 1, 2003:

     Charge from rescission of EITF 98-10, net of tax effect of $34 million.....  $(63)
     Credit from adoption of SFAS 143, net of tax effect of $3 million..........     5
                                                                                  ----
          Total net charge............................................            $(58)
                                                                                  ====

      On October 25, 2002, the EITF, through EITF 02-3, rescinded EITF 98-10, which required mark-to-market accounting for all trading activities. Pursuant to this rescission, only financial instruments that are derivatives under SFAS 133 are subject to mark-to-market accounting. Financial instruments that may not be derivatives under SFAS 133, but were marked-to-market under EITF 98-10, consist primarily of gas transportation and storage agreements, power tolling, full requirements and capacity contracts. This new accounting rule was effective for new contracts entered into after October 25, 2002. Non-derivative contracts entered into prior to October 26, 2002, continued to be accounted for at fair value through December 31, 2002; however, effective January 1, 2003, such contracts were required to be accounted for on a settlement basis. Accordingly, a charge of $97 million ($63 million after-tax) was reported as a cumulative effect of a change in accounting principles in the first quarter of 2003. Of the total, $75 million reduced net commodity contract assets and liabilities and $22 million reduced inventory that had previously been marked-to-market as a trading position. The cumulative effect adjustment represents the net gains previously recognized for these contracts under mark-to-market accounting.

      SFAS 143 became effective on January 1, 2003. SFAS 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period of its inception. For TXU Corp., such liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining and removal of lignite plant ash treatment facilities. The liability is recorded at its net present value with a corresponding increase in the carrying value of the related long-lived asset. The liability is accreted each period, representing the time value of money, and the capitalized cost is depreciated over the remaining useful life of the related asset.

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

      The following table summarizes the impact as of January 1, 2003 of adopting SFAS 143:

     Increase in property, plant and equipment - net.................    $488
     Increase in other noncurrent liabilities and deferred credits...    (528)
     Increase in accumulated deferred income taxes...................      (3)
     Increase in regulatory assets - net.............................      48
                                                                         ----
     Cumulative effect of change in accounting principles............    $  5
                                                                         ====

      The asset retirement liability at December 31, 2003 was $599 million, comprised of a $554 million liability as a result of adoption of SFAS 143, $36 million of accretion during the twelve months of 2003 and $2 million in new asset retirement obligations, reduced by $19 million in reclamation payments. The asset retirement obligations were adjusted upward by $26 million, or 5%, due to revisions in estimated cash flows.

      With respect to nuclear decommissioning costs, TXU Corp. believes that the adoption of SFAS 143 results primarily in timing differences in the recognition of asset retirement costs that TXU Energy is currently recovering through the regulatory process.

      On a pro forma basis, assuming SFAS 143 had been adopted at the beginning of the period, earnings for 2002 would have increased by $6.5 million after-tax, and the liability for asset retirement obligations as of December 31, 2001 and 2002 would have been $522 million and $554 million, respectively. Earnings for the year ended December 31, 2001 would not have been impacted by the adoption of SFAS 143.

3.    DISCONTINUED OPERATIONS

      The following summarizes the historical consolidated financial information of the various businesses reported as discontinued operations or businesses to be sold:

                                                                        Strategic
                                                                         Retail
                                               Telecom       Mexico      Services     Europe (a)      Total
                                               -------       ------      --------     ----------      -----
2003
----
Operating revenues......................      $   162        $   95      $    60       $     -      $   317
                                              -------        ------      -------       -------      -------
Operating costs and expenses............          146            97           60             -          303
Other deductions (income)-- net.........           15            (3)          11             5           28
Interest income.........................           (6)            -           (1)            -           (7)
Interest expense and related charges....           61             1            1             -           63
                                              -------        ------      -------       -------      -------
Loss before income taxes................          (54)            -          (11)           (5)         (70)
Income tax benefit .....................          (11)            -           (4)           (1)         (16)
Charge related to exit (after-tax)......           34(b)          -            9             -           43
                                              -------        ------      -------       -------      -------
   Income (loss) from discontinued
   operations...........................      $   (77)       $    -      $   (16)      $    (4)     $   (97)
                                              ========       ======      =======       =======      =======

2002
----
Operating revenues......................      $     -        $   91      $     47      $ 4,052      $ 4,190
                                              -------        ------      --------      -------      -------
Operating costs and expenses............            -            96           122        3,852        4,070
Other deductions (income)-- net.........            -            (5)            -            6            1
Interest income.........................            -            (1)            -          (15)         (16)
Interest expense and related charges....            -             1             1          255          257
                                              -------        ------      --------      -------      -------
Loss before income taxes................            -             -           (76)         (46)        (122)
Income tax benefit......................            -            (1)          (27)         (38)         (66)
Charge related to exit (after-tax)......            -            15             -        4,187        4,202
                                              -------        ------      --------      -------      -------
   Income (loss) from discontinued
   operations...........................      $     -        $  (14)     $    (49)     $(4,195)     $(4,258)
                                              =======        ======      ========      =======      =======

2001
----
Operating revenues......................      $     -        $  104      $     54      $12,719      $12,877
                                              -------        ------      --------      -------      -------
Operating costs and expenses............            -           107            94       12,299       12,500
Other deductions (income)-- net........             -            (3)            2           45           44
Interest income.........................            -            (2)            -          (99)        (101)
                                                                                                           -
Interest expense and related charges....            -             1             1          579          581
                                              -------        ------      --------      -------    ---------
Income (loss) before income taxes.......            -             1           (43)        (105)        (147)
Income tax benefit......................            -             -           (15)        (297)        (312)
                                              -------        ------      --------      -------      -------
   Income (loss) from discontinued
   operations...........................      $     -        $    1      $    (28)     $   192      $  $165
                                              =======        ======      =========     =======      =======

(a) Reflects operations through September 30, 2002.
(b) Includes an income tax charge of $23 million for the difference between book and tax basis of the investment in the business.

      The strategic retail services operations were previously reported in the Energy segment. The telecommunications and Mexico operations were previously reported in corporate and other activity. The Europe operations were previously reported in the former International segment.

       TXU Europe -- In October 2002, TXU Europe sold a significant portion of its operations to Powergen, a unit of Germany's E.ON AG, for approximately $2.1 billion ((pound)1.37 billion) in cash. The operations sold included the retail electric and gas business in the UK, consisting of 5.3 million residential and business customers, and three power plants representing a total of 2.9 gigawatts of coal-fired generation and a combined heat and power plant, all in the UK. Operations retained by TXU Europe after the sale consisted principally of its energy trading assets and liabilities, retail and wholesale energy businesses in Germany and Scandinavia, and two energy plants and several long-term power purchase agreements in the UK.

      In November 2002, TXU Europe's principal UK subsidiaries entered into formal administration processes in the UK (similar to bankruptcy proceedings in the US). All remaining operations of TXU Europe are being managed by the administrators for the benefit of the creditors of TXU Europe and its subsidiaries, consistent with UK law. The sales proceeds discussed above, as well as any proceeds related to operations retained by TXU Europe were not and will not be available to TXU Corp. Since the above events, TXU Corp. has not funded, and will not fund, the operations or any obligations of TXU Europe.

      Results of discontinued operations related to TXU Europe include a charge of $4.2 billion in the fourth quarter of 2002, which consisted primarily of the write-off of TXU Corp.'s investment in TXU Europe of $3.9 billion and included $168 million of foreign currency cumulative translation loss. The total charge also included the write-off of receivables due from TXU Europe, as well as certain anticipated income tax and other obligations related to the exiting of the European operations. This charge is before consideration of any income tax benefit, aggregating up to $983 million, related to the write-off of TXU Corp.'s investment in TXU Europe. Any tax benefit related to the write-off of the investment will be recognized in income in accordance with SFAS 109 as uncertainties are resolved.

      On its federal income tax return for calendar year 2002, TXU Corp. claimed a deduction related to the worthlessness of TXU Corp.'s investment in TXU Europe. While TXU Corp. believes that its tax reporting of the write-off was proper, there is a risk that the IRS could challenge TXU Corp.'s position regarding this deduction. The issue is currently under examination by the IRS, and it is uncertain whether the IRS will challenge TXU Corp.'s position. If TXU Corp.'s position is sustained, TXU Corp. would recognize the $983 million tax benefit in income with a corresponding increase in shareholders' equity.

      A portion of the 2002 worthlessness deduction related to TXU Corp.'s investment in TXU Europe will reverse due to the forgiveness of TXU Europe's debt, which is expected to occur upon final resolution of the UK administration process. Reported earnings will not be affected by this reversal as a deferred tax liability was previously recorded; however, an estimated $200 million in taxes is expected to be paid in 2005 as a result of the debt forgiveness. The timing of the tax payment assumes the UK administration proceedings are resolved in 2004.

      Telecommunications -- In May 2003, TXU Corp. acquired, for $150 million in cash, its joint venture partner's interest in a holding company (Pinnacle), the principal asset of which is the stock of a telecommunications business (TXU Communications) that consists primarily of two regulated rural telephone companies in Southeast Texas. (See Note 17 for additional discussion). The acquisition of the interest was under a put/call agreement that had been executed in late February 2003. Also in May 2003, TXU Corp. finalized a formal plan to dispose of TXU Communications by sale. Accordingly, results of Pinnacle and TXU Communications since March 1, 2003 are reported as discontinued operations. TXU Corp. had used the equity method of accounting for its investment until March 1, 2003 when Pinnacle and TXU Communications were consolidated as a result of the execution of the put/call agreement. Accounting rules provide that businesses accounted for under the equity method should not be reported as discontinued operations; therefore, results prior to March 1, 2003 are reported in other deductions in the statement of income, consistent with prior reporting.

       In the fourth quarter of 2003, TXU Corp. recorded a goodwill impairment charge of $17 million ($11 million after-tax), reported in results of discontinued operations (other deductions) to reflect the fair value of TXU Communications as determined by a sales agreement entered into in January 2004. Under the agreement, the stock of the business will be sold for $524 million in cash (before transaction costs and other adjustments) and $3 million in assumed debt. The sale is expected to be completed in the first half of 2004, pending approval by the Federal Communications Commission. Estimated net cash proceeds from the sale of approximately $515 million will be applied to the repayment of $560 million of Pinnacle's notes payable.

      In connection with the decision to sell the telecommunications business, an income tax charge of $23 million, reported in results of discontinued operations, was recorded in 2003 to establish a deferred tax liability for the excess of the carrying value over the tax basis of the investment in the business.

      Strategic Retail Services -- In December 2003, TXU Corp. approved a plan to sell its strategic retail services business, which is engaged principally in providing energy management services to businesses and other organizations. Results of discontinued operations reflect a charge in the fourth quarter of 2003 of $13.1 million ($8.5 million after-tax) to impair long-lived assets and accrue liabilities under operating leases from which there will be no future benefit as a result of the decision to exit the business.

      Mexico -- In January 2004, TXU Corp. completed the sale of its majority-owned gas distribution operations in Mexico for $11 million. Results of discontinued operations (other deductions) reflect a charge in 2002 of $23 million ($15 million after-tax) to impair goodwill and long-lived assets.

      Balance sheet - The following details the assets and liabilities held for sale as of December 31, 2003:

                                                           December 31, 2003
                                            --------------------------------------------------
                                                                      Strategic
                                                                       Retail
                                              Telecom       Mexico      Services          Total
                                              -------       ------      --------          -----
Current assets..........................      $    21        $   25      $      3     $    49
Investments.............................           35             -             4          39
Goodwill................................          299             -             -         299
Property, plant and equipment...........          232            31             5         268
Other noncurrent assets.................            3             -             2           5
                                              -------        ------      --------     -------
    Assets held for sale................      $   590        $   56      $     14     $   660
                                              =======        ======      ========     =======

Current liabilities.....................      $    37        $   25      $      -     $    62
Accumulated deferred income taxes.......           14             -             -          14
Noncurrent liabilities..................           48            19             -          67
                                              -------        ------      --------     -------
   Liabilities held for sale............      $    99        $   44      $      -     $   143
                                              =======        ======      ========     =======

  The following details the assets and liabilities of Pinnacle as of December 31, 2003:

  Investments (a).......................................             $   91
  Other assets..........................................                 19
                                                                     ------
       Assets of telecommunications holding company.....             $  110
                                                                     ======

  Notes payable of Pinnacle (a).........................             $  560
  Notes payable of TXU Communications...................                 16
  Other liabilities.....................................                 27
                                                                     ------
       Liabilities of telecommunications holding company             $  603
                                                                     ======

(a) Represents a trust established to fund interest payments on notes payable of Pinnacle. The notes payable outstanding totaled $810 million at December 31, 2002 and $560 million at December 31, 2003. The trust's assets consist of TXU Corp. debt (reported in long-term debt due currently). Upon sale of TXU Communications, expected to occur in the first half of 2004, the remaining notes outstanding will be repaid and the remaining TXU Corp. debt and the trust will be canceled. During 2003, TXU Corp. repurchased $250 million of the notes payable and made scheduled payments of $86 million on the debt held by the trust.

4.    EXTRAORDINARY LOSS

       As a result of the implementation of SFAS 145, losses related to early extinguishment of debt that were previously reported as extraordinary items have been reclassified (see Note 1 under Losses on Extinguishments of Debt).

      In the fourth quarter of 2001, TXU Corp. and the Commission reached agreement on the Settlement Plan, which resolved a number of issues related to transition to retail competition. As a result, TXU Corp. recorded an extraordinary loss of $57 million (net of income tax benefit of $63 million). The loss was classified as an extraordinary item in accordance with SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuance of the Application of FASB Statement No. 71." The Settlement Plan addressed, among other items, unrecovered fuel cost, stranded costs and other generation-related regulatory assets, and the above-market pricing of certain power purchase contracts. See also Note 16.

      The Settlement Plan also addressed the issuance of securitization bonds to recover regulatory asset stranded costs. The Commission's financing order related to the bonds was appealed by certain non-settling parties. In
January 2003, the appeals were settled and the financing order became final and non-appealable. The financing order authorized the issuance of securitization bonds with a principal amount of up to $1.3 billion. As a result of the appeals being settled, in the fourth quarter of 2002, TXU Corp. recorded an extraordinary loss of $134 million (net of income tax benefit of $72 million) principally to write down the regulatory assets to $1.7 billion to reflect lower estimated cash flows to be recovered from REPs to service the principal and interest of the bonds.

5.    INVESTMENTS

      The following information is a summary of the investment balance as of December 31, 2003 and 2002:

                                                                                              December 31,
                                                                                          --------------------
                                                                                           2003          2002
                                                                                           ----          ----
      Nuclear decommissioning trust............................................           $  323        $  266
      Equity method investments in business entities...........................               67            35
      Common equity investments in subsidiary trusts (see Note 10).............               30            31
      Land.....................................................................               89            90
      Assets related to employee benefit plans:
           Life insurance policies.............................................              116            91
           Marketable securities and others....................................               34            31
      Notes receivable.........................................................                3           153
      Miscellaneous other......................................................               43            27
                                                                                          ------        ------
            Total investments..................................................           $  705        $  724
                                                                                          ======        ======

      Nuclear Decommissioning Trust -- Deposits in a trust fund for costs to decommission the Comanche Peak nuclear-powered generation plant are carried at fair value, with the cumulative increase in fair value recorded as a liability. (Also see Note 18 under Nuclear Decommissioning). Decommissioning costs are being recovered from Oncor's customers as a transmission and distribution charge over the life of the plant and deposited in the trust fund. Activity in the trust fund was as follows:

                                                                      December 31, 2003
                                             ------------------------------------------------------------------------
                                              Cost          Unrealized gain     Unrealized (loss)   Fair market value
                                              ----          ---------------     -----------------   -----------------
Debt securities............                 $   139              $    6              $   (2)             $   143
Equity securities..........                     126                  66                 (12)                 180
                                            -------              ------              -------             -------
                                            $   265              $   72              $  (14)             $   323
                                            =======              ======              =======             =======

                                                                      December 31, 2002
                                            -------------------------------------------------------------------------
                                              Cost          Unrealized gain     Unrealized (loss)   Fair market value
                                              ----          ---------------     -----------------   -----------------
Debt securities............                 $   128              $   10              $   (1)             $   137
Equity securities..........                     111                  37                 (19)                 129
                                            -------              ------              ------              -------
                                            $   239              $   47              $  (20)             $   266
                                            =======              ======              ======-             =======

      Debt securities held at December 31, 2003 mature as follows: $56 million in one to five years, $51 million in five to ten years and $36 million after ten years.

      Equity Investments -- The equity-method investments in business entities is comprised almost entirely of a one-third interest ($65 million and $31 million at December 31, 2003 and 2002, respectively) in an Australian pipeline company (SEA Gas).

       Assets Related to Employee Benefit Plans -- The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans. TXU Corp. pays the premiums and is the beneficiary of these life insurance policies. As of December 31, 2003 and 2002, the face amount of these policies was $533 million and $527 million, and the net cash surrender value was $116 million and $91 million, respectively. Changes in cash surrender value are netted against premiums paid. Other investment assets held to satisfy deferred compensation liabilities are recorded at market value. Unrealized changes in marketable securities are reflected in other income.

       Analysis of Certain Investments with Unrealized Losses at
December 31, 2003:

                                           Investments That Have Been in a Continuous Unrealized Loss Position for:
                                        --------------------------------------------------------------------------------
                                          Less than 12 months        12 months or longer               Total
                                        ------------------------- -------------------------- ---------------------------
      Description of Securities                       Unrealized                Unrealized                   Unrealized
                                         Fair Value     Losses      Fair Value    Losses      Fair Value       Losses
--------------------------------------- ----------- ------------- ----------- -------------- ------------ --------------
Nuclear Decommissioning Trust:
  Debt Securities..............               $ 12           $ -        $ 19          $ (2)         $ 31          $ (2)
  Equity securities............                  4           (1)          24           (11)           28           (12)
                                              ----         ----         ----         -----          ----          ----
      Total ...................               $ 16         $ (1)        $ 43         $ (13)         $ 59          $(14)
                                              ====         ====         ====         =====          ====          ====

      The assets that have experienced unrealized losses are all high-quality securities that are part of the long-term investment strategy and are expected to recover within a reasonable period of time. Therefore they are not deemed to be other-than-temporary impairments.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

      With the implementation of SFAS 142 in 2002, amortization of goodwill ceased. Assuming that SFAS 142 had been in effect in the 2001 period, income from continuing operations before extraordinary loss and cumulative effect of changes in accounting principles and net income would have been $612 million and $698 million, respectively, and the related earnings per share amounts would have been $2.27 and $2.68, respectively.

      SFAS 142 also requires additional disclosures regarding intangible assets other than goodwill:

                                                  As of December 31, 2003           As of December 31, 2002
                                            ---------------------------------   -------------------------------
                                             Gross                                 Gross
                                            Carrying   Accumulated               Carrying  Accumulated
                                             Amount    Amortization      Net      Amount  Amortization     Net
                                             ------    ------------      ---      ------  ------------     ---
Intangible assets subject to amortization
   included in property, plant and
equipment:
   Capitalized software...............        $634        $315         $319          $540      $217        $323
   Land easements.....................         192          74          118           195        68         127
   Mineral rights and other...........          31          22            9            32        21          11
                                              ----        ----         ----          ----      ----        ----
     Total............................        $857        $411         $446          $767      $306        $461
                                              ====        ====         ====          ====      ====        ====

      Aggregate TXU Corp. amortization expense for intangible assets for the years ended December 31, 2003, 2002 and 2001 was $95 million, $91 million and $53 million, respectively. At December 31, 2003, the weighted average useful lives of capitalized software, land easements and mineral rights and other were 6 years, 68 years and 40 years, respectively. Estimated amounts of amortization expense for the next five years are as follows:

        Year
        ----
        2004.................................................             $95
        2005.................................................              76
        2006.................................................              67
        2007.................................................              48
        2008.................................................              25

      Changes in the carrying amount of goodwill (net of accumulated amortization) for the year ended December 31, 2003, are as follows:

                                                           Energy
                                             Energy       Delivery     Australia        Total
                                             ------       --------     ---------        -----

Balance at December 31, 2001.........        $    65        $  799          $ 656        $1,520
      Goodwill transferred...........            468          (468)             -             -
      Foreign currency translation
      effects .......................              -             -             68            68
                                             -------        ------          -----        ------
Balance at December 31, 2002.........            533           331            724         1,588
      Foreign currency translation
      effects .......................              -             -            241           241
                                             -------        ------          -----        ------
Balance at December 31, 2003.........        $   533        $  331          $ 965        $1,829
                                             =======        ======          =====        ======

      At December 31, 2003 and 2002, goodwill was stated net of accumulated amortization of $242 million and $189 million, respectively.

7.    SHORT-TERM FINANCING

       Short-term Borrowings -- At December 31, 2003, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of approximately $58 million and commercial paper of $39 million (all in Australia). At December 31, 2002, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of approximately $2.3 billion (predominantly in the US) at a weighted average interest rate of 2.6% and commercial paper of $18 million (in Australia).

      Credit Facilities -- At December 31, 2003, TXU Corp. and its subsidiaries had credit facilities (some of which provide for long-term borrowings) as follows:

                                                                                          At December 31, 2003
                                                                            --------------------------------------------------
                                                             Authorized       Facility    Letters of     Cash
              Facility                   Expiration Date     Borrowers         Limit       Credit    Borrowings   Availability
-----------------------------------      ---------------     ---------         -----       ------    ----------   ------------
Five-Year Revolving Credit Facility    February 2005     US Holdings          $ 1,400      $   44      $    -       $1,356
Revolving Credit Facility              February 2005     TXU Energy, Oncor        450           -           -          450
Three-Year Revolving Credit Facility   May 2005          US Holdings (a)          400           -           -          400
Five-Year Revolving Credit Facility    August 2008       TXU Corp.                500         422           -           78
                                                                              -------      ------      ------       ------
      Total US                                                                $ 2,750      $  466      $    -       $2,284
                                                                              =======      ======      ======       ======

Senior Facility (b)                    October 2004      TXU Australia        $   899      $    -      $  693       $  186
Working Capital Facility               October 2004      TXU Australia             74           -          23           51
Standby Facility (b)                   December 2004     TXU Australia             19           -           -            -
                                                                              -------      ------      ------       ------
      Total Australia                                                         $   992      $    -      $  716       $  237
                                                                              =======      ======      ======       ======

(a) Previously TXU Corp.
(b) Commercial paper borrowings totaling $39 million at December 31, 2003 were supported by the Standby Facility and the Senior Facility.

      In the fourth quarter of 2003, TXU Australia reduced its Senior Facility by approximately $375 million and cash borrowings declined $238 million. In February 2004, TXU Australia replaced the Senior Facility with a $412 million facility maturing in February 2007 and a second $412 million facility maturing in February 2009. The Working Capital Facility rolled forward in February 2004 to a $56 million facility, maturing in February 2005.

      In August 2003, TXU Corp. entered into a $500 million 5-year revolving credit facility with LOC 2003 Trust, a special purpose, wholly-owned subsidiary of TXU Corp. (LOC Trust). LOC Trust, in turn, entered into a $500 million 5-year secured credit facility with a group of lenders. TXU Corp. capitalized LOC Trust with approximately $525 million of cash, which the lenders have invested in permitted investments as directed by LOC Trust. LOC Trust's assets, including the investments, constitute collateral for the benefit of the lenders to secure issuances of letters of credit or loans, and are owned by LOC Trust. During the term of the facility, LOC Trust is required to maintain collateral in an amount equal to 105% of the commitments under the secured facility. TXU Corp. may request up to $500 million of letters of credit or up to $250 million of loans from LOC Trust, subject in the aggregate to its $500 million commitment, for the benefit of TXU Corp. and its subsidiaries, which may be provided through issuances of letters of credit or loans by the lenders. LOC Trust's assets are not available to satisfy claims of creditors of TXU Corp. or its subsidiaries. However, LOC Trust may terminate all or a portion of the secured facility at any time and request the release of any collateral not required to secure outstanding letters of credit or loans, if any, from the lenders. LOC Trust is included in the consolidated financial statements of TXU Corp. solely to comply with US GAAP.

      In April 2003, TXU Energy and Oncor entered into a joint $450 million revolving credit facility to be used for working capital and other general corporate purposes. Up to $450 million of letters of credit may be issued under the facility.

      The $1.4 billion facility provides for up to $1.0 billion in letters of credit.

      The US Holdings, TXU Energy and Oncor facilities provide back-up for any future issuance of commercial paper by TXU Energy and Oncor. At December 31, 2003, there was no such outstanding commercial paper.

      The US facilities listed above are also available for general corporate and working capital purposes, including provision of collateral support for TXU Energy's hedging and risk management activities.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). As of December 31, 2003, the maximum amount of undivided interests that could be sold by TXU Receivables Company was $600 million.

      All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes payable was $511 million at December 31, 2003.

      The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of TXU Corp. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were $12 million and $22 million for 2003 and 2002, respectively, and approximated 2.6% and 3.7% for 2003 and 2002, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to the originators and are reported in SG&A expenses. The servicing fee, which totaled $7 million and $9 million for 2003 and 2002, respectively, compensates TXU Business Services Company for its services as collection agent, including maintaining the detailed accounts receivable collection records.

      The December 31, 2003 balance sheet reflects $1.1 billion face amount of trade accounts receivable of TXU Energy, TXU Gas and Oncor, reduced by $600 million of undivided interests sold by TXU Receivables Company. Funding under the program increased $129 million for the year ended December 31, 2003, primarily due to the effect of improved collection trends at TXU Energy. Funding under the program for the year ended December 31, 2002 decreased $29 million. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

      Activities of TXU Receivables Company for the years ended December 31, 2003 and 2002 were as follows:

                                                                             Year Ended December 31,
                                                                              ---------------------
                                                                              2003           2002
                                                                              ----           ----
                                                                             (millions of dollars)
Cash collections on accounts receivable..................................    $ 8,538        $6,778
Face amount of new receivables purchased.................................     (8,143)       (7,491)
Discount from face amount of purchased receivables.......................         19            31
Program fees paid........................................................        (12)          (22)
Servicing fees paid......................................................         (7)           (9)
Increase (decrease) in subordinated notes payable........................       (524)          742
                                                                             -------        ------
     TXU Corp.'s operating cash flows (provided) used under the program..    $  (129)       $   29
                                                                             -------        ------

      Activity for 2001 is not shown in the table above since the current sale of receivables program began in August 2001 and information for the full year is not available.

      Upon termination of the program, cash flows to TXU Corp. would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests sold instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days.

      In June 2003, the program was amended to provide temporarily higher delinquency and default compliance ratios and temporary relief from the loss reserve formula, which allowed for increased funding under the program. The June amendment reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition. In August 2003, the program was amended to extend the term to July 2004, as well as to extend the period providing temporarily higher delinquency and default compliance ratios through December 31, 2003. The higher delinquency and default compliance ratios were not extended after December 31, 2003 as no relief from program delinquency and default compliance ratios is expected to be required.

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

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to competition. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customers' switching and billing data. The billing delays have been largely resolved. Strengthened credit and collection policies and practices have brought the ratios into consistent compliance with the program requirement.

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

8.    LONG-TERM DEBT

      Long-Term Debt -- At December 31, 2003 and 2002, the long-term debt of TXU Corp. and its consolidated subsidiaries consisted of the following:

                                                                                         December 31,  December 31,
                                                                                         --------------------------
                                                                                              2003         2002
  TXU Energy
  ----------
  Pollution Control Revenue Bonds:
    Brazos River Authority:
    Floating Taxable Series 1993 due June 1, 2023........................................   $    --      $    44
    3.000% Fixed Series 1994A due May 1, 2029, remarketing date May 1, 2005(a)...........        39           39
    5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a)...........        39           39
    5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a).........        50           50
    5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a)........       118          118
    7.700% Fixed Series 1999A due April 1, 2033..........................................       111          111
    6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013(a)...        16           16
    7.700% Fixed Series 1999C due March 1, 2032..........................................        50           50
    4.950% Fixed Series 2001A due October 1, 2030, remarketing date April 1, 2004(a).....       121          121
    4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a)......        19           19
    5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a)......       274          274
    1.250% Floating Series 2001D due May 1, 2033.........................................       271          271
    Floating Taxable Series 2001F due December 31, 2036..................................        --           39
    Floating Taxable Series 2001G due December 1, 2036...................................        --           72
    Floating Taxable Series 2001H due December 1, 2036...................................        --           31
    1.180% Floating Taxable Series 2001I due December 1, 2036(b).........................        63           63
    1.250% Floating Series 2002A due May 1, 2037(b)......................................        61           61
    6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a).......        44           --
    6.300% Fixed Series 2003B due July 1, 2032...........................................        39           --
    6.750% Fixed Series 2003C due October 1, 2038........................................        72           --
    5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1,
    2014(a)..............................................................................        31           --

    Sabine River Authority of Texas:
    6.450% Fixed Series 2000A due June 1, 2021...........................................        51           51
    5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a)......        91           91
    5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a)......       107          107
    4.000% Fixed Series 2001C due May 1, 2028, remarketing date November 1, 2003(a)......        --           70
    Floating Taxable Series 2001D due December 31, 2036..................................        --           12
    Floating Taxable Series 2001E due December 31, 2036..................................        --           45
    5.800% Fixed Series 2003A due July 1, 2022...........................................        12           --
    6.150% Fixed Series 2003B due August 1, 2022.........................................        45           --

    Trinity River Authority of Texas:
    6.250% Fixed Series 2000A due May 1, 2028........................................ ....       14           14
    5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a).. ....       37           37

Other:
    7.000% Fixed Senior Notes - TXU Mining due May 1, 2003...............................        --           72
    6.875% Fixed Senior Notes - TXU Mining due August 1, 2005............................        30           30
    9.000% Fixed Exchangeable Subordinated Notes due November 22, 2012...................        --          750
    6.125% Fixed Senior Notes due March 15, 2008.........................................       250           --
    7.000% Fixed Senior Notes due March 15, 2013 (c).....................................     1,000           --
    Capital lease obligations............................................................        13           10
    Other................................................................................         8            8
Unamortized premium and discount and fair value adjustments..............................         9         (110)
                                                                                              -----        -----
        Total TXU Energy ............................................................         3,085        2,605


                                                                                         December 31,   December 31,
                                                                                             2003          2002
                                                                                             ----          ----

Oncor
-----
    9.530% Fixed Medium Term Secured Notes due January 30, 2003......................       $    --      $     4
    9.700% Fixed Medium Term Secured Notes due February 28, 2003.....................            --           11
    6.750% Fixed First Mortgage Bonds due March 1, 2003..............................            --          133
    6.750% Fixed First Mortgage Bonds due April 1, 2003..............................            --           70
    8.250% Fixed First Mortgage Bonds due April 1, 2004..............................           100          100
    6.250% Fixed First Mortgage Bonds due October 1, 2004............................           121          121
    6.750% Fixed First Mortgage Bonds due July 1, 2005...............................            92           92
    7.875% Fixed First Mortgage Bonds due March 1, 2023..............................            --          224
    8.750% Fixed First Mortgage Bonds due November 1, 2023...........................            --          103
    7.875% Fixed First Mortgage Bonds due April 1, 2024..............................            --          133
    7.625% Fixed First Mortgage Bonds due July 1, 2025...............................           215          215
    7.375% Fixed First Mortgage Bonds due October 1, 2025............................           178          178
    6.375% Fixed Senior Secured Notes due May 1, 2012................................           700          700
    7.000% Fixed Senior Secured Notes due May 1, 2032................................           500          500
    6.375% Fixed Senior Secured Notes due January 15, 2015...........................           500          500
    7.250% Fixed Senior Secured Notes due January 15, 2033...........................           350          350
    5.000% Fixed Debentures due September 1, 2007....................................           200          200
    7.000% Fixed Debentures due September 1, 2022....................................           800          800
    Unamortized premium and discount.................................................           (30)         (35)

Oncor Electric Delivery Transition Bond Company LLC (h)
-------------------------------------------------------
    2.260% Fixed Series 2003 Bonds due in bi-annual installments
     through February 15, 2007.......................................................           103           --
    4.030% Fixed Series 2003 Bonds due in bi-annual installments
      through February 15, 2010......................................................           122           --
    4.950% Fixed Series 2003 Bonds due in bi-annual installments
      through February 15, 2013......................................................           130           --
    5.420% Fixed Series 2003 Bonds due in bi-annual installments through
       August 15, 2015...............................................................           145           --
                                                                                            -------       ------
        Total Oncor..................................................................         4,226        4,399

US Holdings
-----------
    7.170% Fixed Senior Debentures due August 1, 2007................................            10           10
    9.580% Fixed Notes due in bi-annual installments through December 4, 2019........            70           73
    8.254% Fixed Notes due in quarterly installments through December 31, 2021.......            67           68
    1.910% Floating Rate Junior Subordinated Debentures, Series D due January 30,
      2037(d)........................................................................             1            1
    8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037.......             8            8
                                                                                            -------       ------
        Total US Holdings ...........................................................           156          160

TXU Gas
-------
    6.250% Fixed Notes due January 1, 2003...........................................            --          125
    6.375% Fixed Notes due February 1, 2004..........................................           150          150
    7.125% Fixed Notes due June 15, 2005.............................................           150          150
    6.564% Fixed Remarketed Reset Notes due January 1, 2008 (a)......................           125          125
    Unamortized fair value adjustments...............................................             1            1
                                                                                            -------       ------
        Total TXU Gas ...............................................................           426          551

TXU Australia
-------------
    Floating Notes due October 30, 2003..............................................            --           17
    5.928% Floating Notes due September 21, 2007(e)..................................           206          155
    6.395% Floating Note, Tranche A Facility due October 26, 2004(e).................            75           23
    6.318% Floating Note, Tranche A Facility due October 26, 2004(e).................            93          142
    6.395% Floating Note, Tranche B Facility due October 26, 2004(e).................           150          113
    6.395% Floating Note, Tranche B Facility due October 26, 2004(e).................            37           34
    6.395% Floating Note, Tranche B Facility due October 26, 2004(e).................           187           62
    Floating Note, Tranche B Facility due October 26, 2004...........................            --           73
    Floating Note, Tranche C Facility due October 26, 2004...........................            --          311
    6.600% Floating Note, Tranche C Facility due October 26, 2004(e).................           150          113
    7.000% Fixed Medium Term Notes due September 22, 2005............................           150          113
    6.090% Fixed Senior Notes due December 1, 2006(g) (e)............................           250          250
    6.340% Fixed Senior Notes due December 1, 2016(g)................................           100          100
    6.150% Fixed Senior Notes due December 1, 2013(g)................................            57           --
    6.150% Fixed Senior Notes due December 1, 2013(g) (e)............................           243           --
    Unamortized premium and discount and fair value adjustments......................            17           22
                                                                                            --------     --------
        Total TXU Australia..........................................................         1,715        1,528


                                                                                         December 31,   December 31,
                                                                                              2003         2002
                                                                                              ----         ----
TXU Corp.
    6.375% Fixed Senior Notes Series B due October 1, 2004...........................           175          175
    6.375% Fixed Senior Notes Series C due January 1, 2008...........................           200          200
    5.520% Fixed Senior Notes Series D due August 16, 2003...........................            --          323
    4.050% Fixed Senior Notes Series E due August 16, 2004...........................             2            2
    6.375% Fixed Senior Notes Series J due June 15, 2006.............................           800          800
    4.750% Fixed Senior Notes Series K due November 16, 2006 remarketing date
      August 16, 2004(f).............................................................           500          500
    5.450% Fixed Senior Notes Series L due November 16, 2007 remarketing date
      August 16, 2005(f).............................................................           500          500
    5.800% Fixed Senior Notes Series M due May 16, 2008 remarketing date February
      16, 2006(f)....................................................................           440          440
    6.000% Fixed Pinnacle Overfund Trust Debt due bi-annually through August 15,
       2004 (see Note 3).............................................................            91          178
    8.820% Building Financing due bi-annually through February 11, 2022..............           130          140
    2.650% Floating Convertible Senior Notes due July 15, 2033(d)....................           525           --
    Unamortized premium and discount and fair value adjustments......................            30           50
                                                                                            -------      --------
        Total TXU Corp..............................................................          3,393        3,308
                                                                                            -------      -------
Total TXU Corp. consolidated........................................................         13,001       12,551

Less amount due currently...........................................................            677          958
                                                                                            -------      -------
Total long-term debt................................................................        $12,324      $11,593
                                                                                            =======      =======

   (a) These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
   (b) Interest rates in effect at December 31, 2003. These series are in a flexible or weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit. Series in the flexible mode will be remarketed for periods of less than 270 days.
   (c) Interest rates swapped to floating on $500 million principal amount.
   (d) Interest rates in effect at December 31, 2003.
   (e) Interest rates fixed by swaps.
   (f) Equity-linked.
   (g) US Dollar denominated debt. Interest rates swapped to floating through a cross-currency fair value hedge in Australia.
   (h) Bond principal amounts total $500 million, and the bonds are nonrecourse to Oncor.

New Debt Issuances in 2003:

      In December 2003, TXU Australia issued $300 million of senior notes due 2013 in a private placement to US and offshore institutional investors. Proceeds from the senior notes were used to pay down the senior credit facility. (See
Note 7 for discussion of TXU Australia credit facility activity.)

      In August 2003, Oncor issued $500 million aggregate principal amount of transition (securitization) bonds in accordance with the Settlement Plan. The bonds were issued in four classes that require bi-annual interest and principal installment payments beginning in 2004 through specified dates in 2007 through 2015. The bonds bear interest at fixed annual rates ranging from 2.26% to 5.42%. A second issuance of approximately $790 million is expected to be completed in the first half of 2004.

      In July 2003, TXU Corp. issued $525 million of floating rate convertible senior notes due 2033 in a private placement with registration rights. The notes bear regular interest at an annual floating rate equal to 3-month LIBOR, determined quarterly, plus 150 basis points, and are payable in arrears quarterly commencing October 15, 2003. The initial interest rate was 2.606%. The notes will bear additional contingent interest during periods after July 15, 2008 if the average trading price of the notes for a specified period exceeds 120% of the principal amount of the notes. The notes will have an initial conversion rate of 28.9289 shares of TXU Corp. common stock per $1,000 principal amount of notes, which equates to an initial conversion price of $34.5675 per share. The conversion rate is subject to adjustments in certain circumstances, including a change in the amount of quarterly cash dividends per share on TXU Corp. common stock from the current rate of $0.125 per share. The notes will be convertible at the conversion rate, as adjusted, until maturity if (1) during any fiscal quarter the market price of TXU Corp. common stock is above $41.481 per share for a specified period; (2) TXU Corp. calls the notes for redemption;
(3) the trading price of the notes falls below 95% of the conversion value of the notes for a specified period; or (4) certain specified corporate transactions occur. Should the holders elect to convert the notes, TXU Corp. has the option to settle the conversion in cash, common stock or a combination of both. The notes will be redeemable by TXU Corp. at par, plus accrued and unpaid interest and contingent interest, if any, beginning July 15, 2008. The holders will be entitled to require TXU Corp. to purchase the notes at par, plus accrued and unpaid interest and contingent interest, if any, on July 15, 2008, July 15, 2013, July 15, 2018, July 15, 2023 and July 15, 2028. Other than on July 15,
2008, upon a holder's election to require a repurchase, TXU Corp. may elect to pay the purchase price in cash, common stock, or a combination of both. With certain exceptions, the holders will be entitled to require TXU Corp. to repurchase the notes if a person or group acquires more than 50% of TXU Corp.'s common equity or if there is a merger, sale of assets or other transaction that results in TXU Corp.'s common stockholders owning less than 50% of the surviving entity. TXU Corp. intends to settle any conversion or purchase in cash.

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

Debt Repayments in 2003:

      In September 2003, Oncor redeemed the $224 million aggregate principal amount of its 7 7/8% First Mortgage Bonds due March 1, 2023 and $133 million principal amount of its 7 7/8% First Mortgage Bonds due April 1, 2024.

      In August 2003, TXU Corp. redeemed the $323 million principal amount of its 5.52% Series D Senior Notes, at the maturity date, for par value plus accrued interest.

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

      In March 2003, Oncor redeemed $103 million principal amount of its First Mortgage and Collateral Trust Bonds, 8.75% Series due November 1, 2023, at 104.01% of the principal amount thereof, plus accrued interest to the redemption date.

      Oncor's $4 million and $11 million medium term secured notes were repaid in January and February 2003, respectively, at maturity for par value plus accrued interest.

      In January 2003, TXU Gas redeemed, at par value plus accrued interest, $125 million principal amount of its 6.25% Notes at maturity.

Debt Remarketings and Other Activity:

      In November 2003, the Brazos River Authority Series 2001D pollution control revenue bonds (aggregate principal amount of $271 million) were remarketed and converted from a multiannual mode to a weekly rate mode, and the Sabine River Authority Series 2001C pollution control revenue bonds (aggregate principal amount of $70 million) were purchased upon mandatory tender. TXU Corp. intends to remarket these bonds in the first half of 2004.

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

      In March 2003, the Brazos River Authority Series 1999B and 1999C pollution control revenue bonds (aggregate principal amount of $66 million) were converted from a floating rate mode to a multiannual mode at an annual rate of 6.75% and a fixed rate of 7.70%, respectively. The rate on the 1999B bonds will remain in effect until 2013 at which time they will be remarketed. The rate on the 1999C bonds is fixed to maturity in 2032, however they become callable in 2013.

      In March 2003, the Brazos River Authority issued $44 million aggregate principal amount of pollution control revenue bonds Series 2003A for TXU Energy. The bonds will bear interest at an annual rate of 6.75% until the mandatory tender date of April 1, 2013. On April 1, 2013, the bonds will be remarketed. Proceeds from the issuance of the bonds were used to repay the $44 million principal amount of Brazos River Authority Series 1993 pollution control revenue bonds due June 1, 2023.

      The pollution control series variable rate debt of TXU Energy requires periodic remarketing. Because TXU Energy intends to remarket these obligations, and has the ability and intent to refinance if necessary, they have been classified as long-term debt.

      Equity-Linked Debt Securities -- At December 31, 2003, TXU Corp. had outstanding equity-linked securities consisting of the following:

               Senior Notes                                        Stock Purchase Contract
-----------------------------------------    ------------------------------------------------------------------
                                                               Price per share            Number of Shares
                                                           ---------------------      -------------------------
                                Annual(1)     Annual(1)
                     Stated     Interest      Contract
     Security         Amount       Rate      Adjustment     Minimum      Maximum       Minimum        Maximum
     --------         ------       ----      ----------     -------      -------       -------        -------
Issued 2001:
  Series K due 2006    $ 500        4.750%(2)    3.650%(3)     $45.64       $55.68     8,980,000      10,956,000
  Series L due 2007      500        5.450%(4)    3.300%(5)     $45.64       $55.68     8,980,000      10,956,000
Issued 2002:
  Series M due 2008      440        5.800%(6)    2.325%(7)     $51.15       $62.91     6,993,600       8,602,000
                      ------                                                          ----------      ----------
      Total           $1,440                                                          24,953,600      30,514,000
                      ======                                                          ==========      ==========

------------------------
 (1) Payable quarterly
 (2) Payable until August 16, 2004, after which the annual interest rate is expected to be reset in a remarketing
 (3) Applied to the par value of $50, and payable until the stock purchase contract settlement date of November 16, 2004.
 (4) Payable until August 16, 2005, after which the annual interest rate is expected to be reset in a remarketing
 (5) Applied to the par value of $25 and payable from November 16, 2004 until November 16, 2005
 (6) Expected to be remarketed between November 16, 2005 and February 16, 2006, at which time the rate may change.
 (7) Payable until the stock purchase contract settlement date of May 16, 2006.

       Equity-linked debt securities consist of (i) senior notes and (ii) a stock purchase contract that obligates the holder to purchase TXU Corp. common stock on a future settlement date. The number of shares issuable upon settlement of stock purchase contracts represents the stated value of the notes divided by an average of the market price of TXU Corp. common stock immediately preceding the settlement date. The calculation of shares issuable is subject to a minimum price, which is typically the market price of common stock at the time of initial issuance of the equity-linked debt securities, and a maximum price, which includes a premium over the minimum price that was negotiated in connection with the pricing of the offering.

      To the extent the market price of TXU Corp. common stock is below the minimum price on the applicable settlement date, holders of equity-linked debt securities would be required to purchase TXU Corp. common stock at a price higher than the market price at that time. The market price of TXU Corp.'s common stock is currently below the minimum price for the currently outstanding series of equity-linked debt securities.

      At the time of issuance of the securities, TXU Corp. recorded a liability for the present value of the contract adjustment payments with an offsetting reduction to common stock equity. The total maximum number of shares of TXU Corp. common stock issuable in connection with the stock purchase contracts have been reserved.

      In addition to interest, holders receive contract adjustment payments through the contract settlement dates, which are generally two years prior to the maturity of the debt securities. On the contract settlement date, the holder must purchase the common stock at the calculated price, and may elect to participate in a remarketing of the senior notes to fund such purchase, or settle the purchase contract in cash and continue to hold the senior notes. If the remarketing of the senior notes is not successful, the holders have the right to put the notes to TXU Corp. for the calculated number of shares of common stock.

      TXU Corp. has the right to defer the contract adjustment payments on these equity-linked debt securities, but any such election would subject TXU Corp. to restrictions on the payment of dividends on and redemption of outstanding shares of its common stock. TXU Corp. currently has no plans to defer these contract adjustment payments.

      The following equity-linked securities issued in 1998 were settled in 2002 and 2001:

           Senior Notes                                    Stock Purchase Contract
--------------------------------     ----------------------------------------------------------------
                         Stated                      Settled    Notes Put     Sr. Notes       Shares
      Security           Amount      Date Settled    in Cash    for Shares    Retained        Issued
--------------------     ------      ------------    -------    ----------    --------        ------

   Series E due 2004      $350      August 16,  2002      $109       $238         $ 2       8,365,133
   Series D due 2003      $350      August 16,  2001      $351       $ --         $--       7,488,395


Debt Issuances and Retirements in 2002:

      In 2002, TXU Corp. and its consolidated subsidiaries issued $4.6 billion of long-term debt including $2.0 billion of senior secured notes, $1.0 billion of fixed rate debentures, $750 million of exchangeable subordinated notes, which were exchanged in July 2003 for exchangeable preferred membership interests in TXU Energy, $440 million of equity-linked debt securities and $327 million of other debt. TXU Corp. retired $3.6 billion of long-term debt during 2002, including $1.5 billion of floating rate debentures, $1.0 billion of first mortgage bonds, $200 million putable asset term securities, $109 million of equity-linked debt securities and $768 million of other debt.

      Maturities -- Sinking fund and maturity requirements for all long-term debt instruments, excluding capital lease obligations, in effect at December 31, 2003, were as follows:

Year
2004.........................................................   $   677
2005.........................................................       473
2006.........................................................     1,603
2007.........................................................       970
2008 ........................................................     1,070
Thereafter...................................................     8,168
Unamortized premium and discount and fair value adjustments..        27
Capital lease obligations....................................        13
                                                                -------
      Total..................................................   $13,001
                                                                =======

9.    PREFERRED SECURITIES OF SUBSIDIARIES

      Preferred interests of consolidated subsidiaries consist of the following:

                                                              December 31,
                                                           2003        2002
                                                           ----        ----
     Exchangeable preferred membership interests of
      TXU Energy, net of $104 unamortized discount...... $  646      $    -
     Preferred stock of TXU Gas.........................     75          75
     Preferred stock of US Holdings.....................     38         136
                                                         ------      ------
     Total.............................................. $  759      $  211
                                                         ======      ======

      Exchangeable Preferred Membership Interests of TXU Energy -- In July 2003, TXU Energy exercised its right to exchange its $750 million 9% Exchangeable Subordinated Notes issued in November 2002 and due November 2012 for exchangeable preferred membership interests with identical economic and other terms. The preferred membership interests bear distributions at the annual rate of 9% and permit the deferral of such distributions. The preferred membership interests may be exchanged at the option of the holders, subject to certain restrictions, at any time for up to approximately 57 million shares of TXU Corp. common stock at an exchange price of $13.1242 per share. The number of shares of TXU Corp. common stock that may be issuable upon the exercise of the exchange right is determined by dividing the aggregate liquidation value of preferred membership interests to be exchanged by the exchange price. The exchange price and the number of shares to be issued are subject to anti-dilution adjustments. At issuance of the notes that were exchanged for the preferred membership interests, TXU Corp. recognized a discount on the securities of $111 million, which represented the excess of the market value of TXU Corp. common stock on the transaction date over the exchange price applied to the number of issuable shares. This discount is being amortized to interest expense and related charges over the term of the securities. As a result, the effective distribution rate on the preferred membership interests is 11.5%. At the time of any exchange of the preferred membership interests for common stock, the unamortized discount will be proportionately written off as a charge to earnings. If all the membership interests had been exchanged into common stock on December 31, 2003, the pre-tax charge would have been $104 million. These preferred membership interests are considered not to be mandatorily redeemable under SFAS 150 because of the exchangeability provision.

      The original purchasers of the notes that were exchanged for the preferred membership interests were granted the right to nominate one member to the board of directors of TXU Corp., and such nominee has been elected to fill a vacancy. The original purchasers forfeit this right if they cease to hold at least 30% of their original investment in the form of common stock and/or preferred membership interests. In any event, this right expires on the later of (i) November 2012 or, (ii) the date no membership interests remain outstanding. The holders of the preferred membership interests are restricted from actions that would increase their control of TXU Corp.

      Preferred Stock of TXU Gas -- At December 31, 2003, TXU Gas had 75,000 shares of Adjustable Rate Series F Preferred Stock outstanding (2,000,000 total shares authorized) which is entitled upon liquidation to the stated value of $1,000 per share. The preferred stock series is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share of $25 per share, represents one-fortieth of a share of underlying preferred stock. The dividend rate is determined quarterly, in advance, based on US Treasury rates and was 4.61% at December 31, 2003.

      Preferred Stock of US Holdings -- At December 31, 2003, US Holdings had 379,000 shares of cumulative, preferred stock without par value outstanding with dividend rates ranging from $4.00 to $5.08 per share. The preferred stock can be redeemed at prices ranging from $101.70 per share to $112.00 per share. In July 2003, US Holdings redeemed all of the shares of its $7.98 series, $7.50 series and $7.22 series of preferred stock, which were not subject to mandatory redemption, and the shares of its $6.98 series of preferred stock subject to mandatory redemption for an aggregate principal amount of $91 million. In September 2003, US Holdings called all of its $6.375 mandatorily redeemable preferred stock for redemption, and on October 1, 2003 all of these shares were redeemed for an aggregate principal amount of $7 million.

      The holders of preferred stock of TXU Gas and US Holdings have no voting rights except for changes to the articles of incorporation that would change the rights or preferences of such stock, authorize additional shares of stock or create an equal or superior class of stock. They have the right to vote for the election of directors only if certain dividend arrearages exist.

10.   LONG-TERM DEBT HELD BY SUBSIDIARY TRUSTS

      Statutory business trusts have been established as wholly-owned financing subsidiaries of TXU Corp. and TXU Gas. The assets of the trusts consist solely of Junior Subordinated Debentures issued by TXU Corp. or TXU Gas, and the trusts have issued preferred interests, as presented below:

                                                                                 Trust Assets (Long-Term Debt of
                                                    Trust Preferred Interests          TXU Corp. or TXU Gas)
                                                ------------------------------    ------------------------------
                                                   December 31,     December 31,      December 31,    December 31,
                                                       2003             2002              2003            2002
                                                       ----             ----              ----            ----
TXU Corp.
--------
Capital I Trust
  (9.2 million units of 7.25% Series due 2029)....    $ 223            $  223           $  237           $ 237

Capital II Trust
  (6.0 million units of 8.70% Series due 2034)....      145               145              154             154
                                                      -----            ------           ------           -----
   Total..........................................      368               368              391             391

TXU Gas
-------
Capital I Trust
   (150 thousand units of Floating Rate Series due
    2028)(a)......................................      147               147              155             155
                                                      -----            ------           ------           -----
   Total..........................................    $ 515            $  515           $  546           $ 546
                                                      =====            ======           ======           =====

(a) Interest rate swaps effectively fixed the rate on $100 million and $50 million of the preferred interests at 6.629% and 6.444%, respectively, to July 1, 2003. These swaps were not renewed and the payments are now based on the three-month LIBOR rate plus a margin of 135 basis points.

      TXU Corp. and TXU Gas, as the parent companies, own the subsidiary trusts' common interests, which are reported in investments in the balance sheet, and each has effectively issued a full and unconditional guarantee of its trusts' preferred interests.

      As a result of the adoption of FIN 46 in the fourth quarter of 2003, the subsidiary trusts have been deconsolidated. Accordingly, TXU Corp.'s balance sheet reflects $546 million of long-term debt held by the trusts and an investment in the trusts of approximately $30 million, instead of the former presentation of $515 million of preferred interests of subsidiaries. The balance sheet at December 31, 2002 also reflects the deconsolidation. The income statement was unaffected by the deconsolidation.

11.   SHAREHOLDERS' EQUITY

      Common Stock Equity -- Under Texas law, TXU Corp. may only declare dividends out of surplus, which is statutorily defined as total shareholders' equity less the book value of common stock and preferred stock (stated capital). The write-off in 2002 of TXU Corp.'s investment in TXU Europe resulted in negative surplus as of December 31, 2002. Texas law permits, subject to the receipt of shareholder approval, the reclassification of stated capital into surplus. TXU Corp. received such shareholder approval of this reclassification in a special meeting of shareholders held February 14, 2003. Surplus at December 31, 2003 was $5.6 billion (reflecting the $8.0 billion reclassification made in February 2003).

      Additional paid-in capital at December 31, 2003 and 2002 includes $111 million related to the discount at issuance on the 9% Exchangeable Subordinated Notes of TXU Energy. These notes were exchanged into preferred membership interests of TXU Energy in July 2003 (see Note 9) and continue to be exchangeable into TXU Corp. common stock.

      The Board of Directors of TXU Corp., at its February 2004 meeting, declared a quarterly dividend of $0.125 a share, payable April 1, 2004, to shareholders of record on March 5, 2004. Future dividends may vary depending upon TXU Corp.'s profit levels, operating cash flows and capital requirements as well as financial and other business conditions existing at the time.

      TXU Corp. has a Direct Stock Purchase and Dividend Reinvestment (DRIP) Plan and an employee savings plan (Thrift Plan) (see Note 11). During 2003, 2002, and 2001, $10 million, $40 million and $12 million in common stock of TXU Corp. were allocated to these plans, respectively. Shares are purchased on the open market or from the LESOP trustee for the Thrift Plan. TXU Corp. has been issuing new shares for the DRIP since mid-August 2001.

      At December 31, 2003, the Thrift Plan had an obligation of $235 million outstanding in the form of a note that TXU Corp. had purchased from a third-party lender in 1990 and recorded as a reduction to common equity. The note had been issued in connection with purchases of TXU Corp. common stock on the open market by the Thrift Plan trustee to satisfy future matching requirements under the Thrift Plan. At December 31, 2003, the Thrift Plan trustee held 3,868,756 shares of TXU Corp. common stock, valued at $23.72 per share, under the leveraged employee stock ownership provision of the Thrift Plan. These shares (LESOP Shares) are held by the trustee until allocated to Thrift Plan participants when required to meet TXU Corp.'s obligations under terms of the Thrift Plan. The Thrift Plan uses dividends on the LESOP Shares held and contributions from TXU Corp., if required, to repay interest and principal on the note. TXU Corp. contributed $25 million in 2003, recorded as a charge to earnings, to service the note. Allocations of LESOP Shares to participants' accounts increased common stock equity by $4 million in 2003, $8 million in 2002 and $9 million in 2001.

      At December 31, 2003, authorized but unissued common shares of TXU Corp. were reserved for issuance pursuant to the following;

      DRIP Plan........................................     2,759,578
      Thrift Plan (including LESOP)....................     6,914,596
      TXU Corp. long-term incentive compensation plan..     6,768,437
      Equity-linked debt securities....................    30,514,000
      Exchangeable subordinated membership interests...    57,146,340
      Other............................................     1,026,781
                                                          -----------
           Total.......................................   105,129,732
                                                          ===========

      During 2002, TXU Corp. issued a total of 46,800,000 shares in two separate public offerings and also issued 8,365,133 shares related to equity-linked debt.

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

      Stock-based Compensation Plans -- Effective with the 1997 merger of ENSERCH Corporation (now TXU Gas) and TXU Corp., outstanding options for ENSERCH Corporation common stock were exchanged for options for 532,913 shares of TXU Corp.'s common stock (TXU Gas Stock Option Plan). At December 31, 2003, 23,674 of these options remained outstanding and exercisable at prices ranging from $20.93 to $28.83 per share. No further options have been, or will be, granted under this plan.

      The Long-Term Incentive Compensation Plan is a comprehensive, stock-based incentive compensation plan, providing for discretionary awards (Awards) of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, bonus stock and other stock-based awards. The maximum number of shares of common stock for which Awards may be granted under the plan is 10,000,000, of which 6,654,266 shares remain authorized and available for award. During 2003, 2002, and 2001, the Board of Directors granted the award of shares of restricted common stock, which were issued subject to performance and vesting requirements over a two, three or five-year period as shown below. No stock options have been granted under this Plan.

      TXU Australia has an Employee Share Plan, introduced in 2001, which is available to Australia-based directors and employees of TXU Australia with at least three months of service at the beginning of each six-month offering period, starting on January 1 and July 1. Employees who elect to participate in this plan enroll and re-enroll for six-month offer periods, and purchase TXU Corp. common stock at a 15% discount from the TXU Corp. stock price, based on the lower of the fair market value on the first business day of the offering period or the fair market value on a nominated date just prior to final contributions for the relevant offering period. Participants may elect between a tax exempt option or a tax deferred option. At the end of each offering period, participants may elect to continue, change their contribution amounts or exit the plan. As of December 31, 2003, participants had been granted rights to purchase 28,892 shares of TXU Corp. common stock under the plan.

      At May 19, 2003, participants rights under the TXU Europe Sharesave Plan to purchase TXU Corp. Common Stock expired, and all outstanding rights were terminated.

      The following table presents information about the stock options and stock grants under various stock compensation plans at December 31, 2003.

                                                                            TXU Long-term
                                                       TXU Gas                 Incentive            TXU Australia
                                                      Stock Option         Compensation Plan         Sharesave Plan
                                                          Plan              (Stock Grants)       (Discount Purchases)
                                                      ------------           --------------       --------------------

     Balance-- December 31, 2000...................      199,370                648,700
          Granted..................................            -                593,325
          Lapsed...................................       (3,165)               (40,000)
          Exercised................................     (116,755)               (32,667)
                                                        --------              ---------
     Balance-- December 31, 2001...................       79,450              1,169,358
                                                        --------             ----------
          Granted..................................           --              1,002,650                  18,065
          Lapsed ..................................      (52,105)              (277,950)                     --
          Exercised................................       (1,139)              (361,067)                     --
                                                        --------             ----------                 -------
     Balance-- December 31, 2002...................       26,206              1,532,991                  18,065
                                                        --------             ----------                 -------
          Granted..................................          --               1,900,600                  10,827
          Lapsed ..................................       (2,532)              (515,591)                     --
          Exercised................................          --                 (37,167)                     --
                                                          ------              ----------                 -------
     Balance-- December 31, 2003...................       23,674              2,880,833                  28,892
                                                          ======              =========                  ======

     Exercisable/will vest-- 2004..................        4,305                407,067                      --
     Exercisable/will vest-- 2005..................        2,343              1,311,566                  18,065
     Exercisable/will vest-- 2006..................       17,026              1,162,200                  10,827
     Exercisable/will vest-- 2007..................           --                     --                      --
     Exercisable/will vest-- thereafter............           --                     --                      --

     Weighted average exercise price-- 2003
          Outstanding-- Beginning of year..........      $  24.55                    --                  $27.59
          Granted..................................      $     --                    --                      --
          Lapsed ..................................      $  25.08                    --                      --
          Exercised................................      $     --                    --                      --
          Outstanding-- End of year................      $  24.50                    --                  $27.59

     Weighted average fair value of awards granted in:
          2001 ....................................      $     --               $  44.12                 $   --
          2002 ....................................      $     --               $  49.46                 $32.45
          2003 ....................................      $     --               $  17.75                 $22.90

      Compensation expense related to restricted stock issued under the TXU Long-term Incentive Compensation Plan is measured based on the market price of the stock at the end of the performance period because the number of shares that will be distributed is not known at the date of grant. Compensation expense must be estimated and allocated over the performance period, beginning with the period in which it becomes probable that the performance requirements will be met. Changes in estimates are recorded prospectively. The TXU Long-term Incentive Compensation Plan increased compensation expense by $9 million in 2001 and by $27 million in 2003 and decreased compensation expense by $17 million in 2002. Had compensation expense for TXU Corp.'s stock options under the TXU Gas Stock Option Plan, granted to employees in 1992 through 1996, been determined based upon the fair value methodology prescribed under SFAS 123, TXU Corp.'s net income would not have been materially different.

      Preference Stock -- TXU Corp. has 3,000 shares of Series B preference stock outstanding. The preference stock has a dividend rate of 7.24% until June 15, 2005. The dividend rate for subsequent periods will be determined according to periodic auctions. The Series B preference stock has a liquidation preference of $100,000 per share. TXU Corp. may not redeem the shares before June 15, 2005. TXU Corp. is authorized to issue up to 50 million shares of preference stock in one or more series.

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

      In connection with the issuance of equity-linked debt securities in June 2002 and October 2001 (see Note 8), TXU Corp. is required to make contract adjustment payments to the holders of the equity-linked debt securities. TXU Corp. has the right to defer the contract adjustment payments, but any such election would subject TXU Corp. to restrictions on the payment of dividends on and redemption of outstanding shares of common stock. TXU Corp. has no plans to defer these contract adjustment payments.

      In addition, under borrowing arrangements, TXU Corp. is required to maintain a specified equity ratio, which is affected by dividend payments; however, no dividends are presently restricted.

      The mortgage of Oncor restricts Oncor's payment of dividends to the amount of its retained earnings. Certain other debt instruments and preferred securities of TXU Corp.'s subsidiaries contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At December 31, 2003, there were no restrictions on the payment of dividends under these provisions.

12.   INCOME TAXES

      The components of TXU Corp.'s provisions for income taxes for continuing operations are as follows:

                                                                                     Year Ended December 31,
                                                                                 -----------------------------
                                                                                   2003       2002        2001
                                                                                   ----       ----        ----
    Current:
     US Federal.........................................................            $291        $ 47       $257
     State..............................................................              11           7         41
     Non-US.............................................................               1           2         (5)
                                                                                    ----        ----      -----
       Total............................................................             303          56        293
                                                                                    ----        ----      -----
   Deferred:
     US Federal.........................................................               7          48        (33)
     State..............................................................              (1)          1         (3)
     Non-US.............................................................              27          20          2
                                                                                    ----        ----      -----
       Total............................................................              33          69        (34)
                                                                                    ----        ----      -----
   Investment tax credits...............................................             (22)        (26)       (23)
                                                                                    ----        ----      -----
       Total............................................................            $314        $ 99      $ 236
                                                                                    ====        ====      =====

      Reconciliation of income taxes computed at the US federal statutory rate to provision for income taxes:

                                                                                      Year Ended December 31,
                                                                                ---------------------------------
                                                                                   2003        2002         2001
                                                                                   ----        ----         ----
Income from continuing operations before income taxes, extraordinary loss and cumulative effect of changes in accounting principles:
   Domestic.............................................................           $917        $184         $797
   Non-US...............................................................            134          97            8
                                                                                 ------       -----         ----
       Total............................................................         $1,051        $281         $805
                                                                                 ======       =====         ====

Income taxes at the US federal statutory rate of 35%....................          $ 368       $  98         $282

   Depletion allowance..................................................            (25)        (25)         (25)
   Amortization of investment tax credits...............................            (22)        (26)         (23)
   Amortization (under regulatory accounting) of statutory rate changes.             (8)         (8)          (8)
   State income taxes, net of federal tax benefit.......................              6           5           25
   Amortization of goodwill.............................................              -          --           11
   Nondeductible losses.................................................              -          53            -
   Other................................................................             (5)          2          (26)
                                                                                 ------       -----         ----
Provision for income taxes..............................................         $  314       $  99         $236
                                                                                 ======       =====         ====

Effective tax rate......................................................             30%         35%         29%


      TXU Corp. had net tax benefits from dividend deductions related to LESOP Shares (see Note 11) of $2.7 million and $3.8 million in 2002 and 2001, respectively, which were credited directly to retained earnings.

      Deferred income taxes provided for significant temporary differences based on tax laws in effect at December 31, 2003 and 2002, balance sheet dates are as follows:

                                                                               December 31,
                                                -----------------------------------------------------------------------
                                                            2003                                 2002
                                                ----------------------------------   ---------------------------------
                                                  Total      Current     Noncurrent     Total     Current    Noncurrent
                                                  -----      -------     ----------     -----     -------    ----------
   Unamortized investment tax credits.......     $  164         $  -      $  164        $  173        $  -     $  173
   Impairment of assets.....................        183           -          183           182          -         182
   Alternative minimum tax..................        613           -          613           624          -         624
   Retail clawback liability................         61           -           61            65          -          65
   Employee benefit liabilities.............        265           6          259           244          5         239
   Net operating loss (NOL) carryforwards...      1,516          15        1,501         1,630         14       1,616
   NOL valuation allowance..................     (1,283)          -       (1,283)       (1,569)         -      (1,569)
   Nuclear asset retirement obligation......        150           -          150             -          -           -
   Excess mitigation credit.................          -           -            -            60          -          60
   Foreign tax loss carryforwards...........        163           -          163           136          -         136
   State income taxes.......................          7           -            7             4          -           4
   Other....................................        299         104          195           352         88         264
                                                 ------       -----       ------        ------      -----      ------
     Total..................................      2,138         125        2,013         1,901        107       1,794
                                                 ------       -----       ------        ------      -----      ------

Deferred Tax Liabilities
   Depreciation differences and capitalized
     construction costs.....................      4,544           -        4,544         4,172          -       4,172
   Deductions related to TXU Europe.........        409           -          409           275          -         275
   Regulatory assets........................        616           -          616           615          -         615
   State income taxes.......................         42           -           42            12          -          12
   Other....................................        399          58          341           344         17         327
                                                 ------      ------       ------        ------     ------      ------
     Total..................................      6,010          58        5,952         5,418         17       5,401
                                                 ------      ------       ------        ------     ------      ------
   Net Deferred Tax (Asset) Liability.......     $3,872      $ (67)       $3,939        $3,517     $  (90)     $3,607
                                                 ======      ======       ======        ======     ======      ======

                                                                            December 31,
                                                ---------------------------------------------------------------------
                                                                     2003                             2002
                                                 -------------------------------------   ------------------------------

                                                Net          Net            Net            Net          Net      Net
                                              Current      Current      Noncurrent       Current     Current  Noncurrent
                                               Asset       Liability    Liability         Asset     Liability  Liability
                                               -----       ---------    ---------         -----     ---------  ---------
Summary of Deferred Income Taxes
    US Federal............................       $ 94         $  -        $3,724           $ 87        $-     $ 3,474
    State.................................          -            -            35              -         -           8
    Australia.............................          -           27           180              3         -         125
                                                 ----         ----        ------           ----       ---     -------
          Total...........................       $ 94         $ 27        $3,939           $ 90       $ -      $3,607
                                                 ====         ====        ======           ====       ===      ======

      At December 31, 2003, TXU Corp. had $613 million of alternative minimum tax credit carryforwards (AMT) available to offset future tax payments. The alternative minimum tax credit carryforwards have no expiration date. At December 31, 2003, TXU Corp. has net operating loss (NOL) carryforwards for U.S. federal income tax purposes of $4.4 billion that expire as follows: $7 million in 2008, $11 million in 2009, $57 million in 2010, $129 million in 2011, $32 million in 2012, $3.9 billion in 2022 and $293 million in 2023. The NOL carryforwards can be used to offset future taxable income to TXU Corp. TXU Corp. fully expects to utilize all of its NOL carryforwards prior to their expiration date. TXU Corp. did not utilize any NOL carryforwards in 2003. An NOL valuation allowance of $1.6 billion was established in 2002 for the deduction related to the worthlessness of TXU Corp.'s investment in TXU Europe. (See Note 3 for additional information). In 2003, the NOL valuation allowance was adjusted downward to $1.3 billion as a result of the filing of the 2002 federal income tax return. At December 31, 2003, TXU Australia had $545 million of tax loss carryforwards that can be used to offset future taxable income in their respective jurisdictions. These tax loss carryforwards do not have expiration dates.

      The tax effects of the components included in accumulated other comprehensive income for the year ended December 31, 2003, was a net benefit of $57 million.

      TXU Corp.'s income tax returns are subject to examination by applicable tax authorities. The Internal Revenue Service is currently examining the tax years ended 1993 through 2002. In management's opinion, an adequate provision has been made for any future taxes that may be owed as a result of any examination. To the extent that unfavorable adjustments to income tax accounts of acquired businesses for periods prior to their acquisition are required as a result of an examination, the adjustment will be charged first to tax reserves and then to goodwill.

13.   RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

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

      All eligible employees hired after January 1, 2002, will participate under the cash balance formula. Certain employees who, prior to January 1, 2002, participated under the traditional defined benefit formula, continue their participation under that formula. Under the cash balance formula, future increases in earnings will not apply to prior service costs. It is TXU Corp.'s policy to fund the plans on a current basis to the extent deductible under existing federal tax regulations. Such contributions, when made, are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future.

      In addition, eligible employees of TXU Corp. may participate in a qualified savings plan, the Thrift Plan. This plan is a participant-directed defined contribution profit sharing plan qualified under Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan includes an employee stock ownership component. Under the terms of the Thrift Plan, as amended effective in 2002, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax payroll deductions, the maximum amount of their regular salary or wages permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the cash balance formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the traditional defined benefit formula of the Retirement Plan. Employer matching contributions are invested in TXU Corp. common stock. TXU Corp.'s contributions to the Thrift Plan, including cash and TXU Corp. common stock, aggregated $29 million for 2003, $30 million for 2002, and $16 million for 2001.

      Australia Retirement Plans - TXU Australia sponsors various defined benefit and defined contribution pension plans covering the majority of its employees. The assumptions (presented below) related to the Australian defined benefit plans reflect the local economic environment. The Australia plans' net periodic pension costs included in the table below totaled $4 million in 2003 and $2 million in both 2002 and 2001. At December 31, 2003, the projected benefit obligation was $119 million and the fair value of plan assets was $102 million. TXU Australia's contributions to its defined contribution plans were $1.7 million in 2003 and $1.3 million in both 2002 and 2001. Australia has no other postretirement benefit plans.

      Minimum Pension Liability -- The minimum pension liability represents the difference between the excess of the accumulated benefit obligation over the plans' assets and the liability already recorded. This additional liability is recorded as a reduction to shareholder's equity, as a component of accumulated comprehensive income. Based on the actuarial information at year end 2003 and 2002, an adjustment to the minimum pension liability for the TXU Corp. US plans of approximately $54 million and $83 million, respectively, net of tax, was recorded. The recording of the liability did not affect TXU Corp.'s financial covenants in any of its credit agreements.

      Changes in Assumed Discount Rate -- During 2003, TXU Corp. revised the discount rate used to determine the actuarial benefit obligations to reflect current interest rates. The discount rate of its US plans declined to 6.25% from 6.75%. In selecting the assumed discount rate, TXU Corp. considered fixed income security yields for a AA rated portfolio as reported by Moody's. The revised discount rate applies to both the pension and other postretirement benefit plans. The effect of the change in TXU Australia's discount rate in 2003 was not material.

                                                                                       Year Ended December 31,
                                                                                      -------------------------
                                                                                      2003      2002       2001
                                                                                      ----      ----       ----
Assumptions used to determine net periodic benefit cost:
Discount rate:
   US......................................................................          6.25%      6.75%      7.50%
   Australia  .............................................................          5.50%      5.00%      5.00%
Expected return on pension plan assets:
   US......................................................................          8.50%      8.50%      9.00%
   Australia  .............................................................          7.50%      7.50%      7.50%
Rate of compensation increase:
   US......................................................................          3.95%       3.95%      4.30%
   Australia  .............................................................          4.00%       4.00%      4.00%

Assumptions used to determine benefit obligations at December 31:
Discount rate:
   US......................................................................          6.25%       6.75%      7.50%
   Australia  .............................................................          5.50%       5.00%      5.00%
Rate of compensation increase:
   US......................................................................          3.95%       3.95%      4.30%
   Australia  .............................................................          4.00%       4.00%      4.00%

      Defined Benefit Plans --Combined information regarding the US and Australia defined benefit pension plans, based on December 31 measurement dates, follows:

                                                                                       Year Ended December 31,
                                                                                     -----------------------------
                                                                                      2003      2002       2001
                                                                                      ----      ----       ----
Components of Net Pension Costs:
Service cost...............................................................        $   53  $       45       $  40
Interest cost..............................................................           131         128         121
Expected return on assets..................................................          (148)       (162)       (159)
Amortization of unrecognized net transition asset..........................            (1)         (1)          -
Amortization of unrecognized prior service cost............................             5           5           5
Amortization of net (gain) loss............................................             7          (7)        (18)

Recognized settlement loss.................................................             2           -           -
                                                                                    -----        -----      -----

   Net periodic pension cost...............................................         $  49        $  8       $ (11)
                                                                                    =====        =====      =====

                                                                                    December 31,
                                                                                --------------------
                                                                                  2003        2002
                                                                                  ----        ----
Change in Pension Obligation:
Projected benefit obligation at beginning of year..........................       $2,019    $ 1,771
   Service cost............................................................           53         45
   Interest cost...........................................................          131        128
   Participant contributions...............................................            2          2
   Plan amendments.........................................................            -          6
   Actuarial loss..........................................................          155        148
   Benefits paid...........................................................          (97)       (89)
   Currency exchange rate changes..........................................           29          8
                                                                                  ------    -------
Projected benefit obligation at end of year................................       $2,292    $ 2,019
                                                                                  ======    =======

Accumulated  benefit obligation at end of year.............................       $2,055    $ 1,794
                                                                                  ======    =======

Change in Plan Assets:
Fair value of assets at beginning of year..................................       $1,595    $ 1,800
   Actual return on assets.................................................          348       (154)
   Employer contributions..................................................           45         28
   Participant contributions...............................................            2          2
   Benefits paid...........................................................          (93)       (87)
   Currency exchange rate changes..........................................           24          6
                                                                                  ------    -------
Fair value of assets at end of year........................................       $1,921    $ 1,595
                                                                                  ======    =======

Funded Status:
Projected pension benefit obligation.......................................      $(2,292)   $(2,019)
Fair value of assets.......................................................        1,921      1,595
Unrecognized net transition asset..........................................           (1)        (1)
Unrecognized prior service cost............................................           29         33
Unrecognized net (gain)/loss...............................................          287        338
                                                                                --------   --------
Accrued pension cost.......................................................     $    (56)  $    (54)
                                                                                ========   ========

Amounts Recognized in the Balance Sheet Consist of:
Accrued benefit liability..................................................        $(135)   $  (208)
Intangible asset...........................................................           29         10
Accumulated other comprehensive loss.......................................           33         94
Accumulated deferred income taxes..........................................           17         50
                                                                                 -------    -------
   Net amount recognized...................................................      $   (56)   $   (54)
                                                                                 =======    =======

      At December 31, 2003 and 2002, the projected benefit obligations exceeded the fair value of plan assets for all pension plans.

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets -

                                                       December 31,
                                                    -----------------
                                                     2003        2002
                                                     ----        ----

Projected benefit obligation......................  $(1,093)    $(2,019)
Accumulated benefit obligation....................     (993)     (1,794)
Fair value of plan assets.........................      819       1,595

      Asset Allocations - The weighted-average asset allocations of US pension plans at December 31, 2003 and 2002, by asset category are as follows:

                                               Allocation of Plan Assets     Target      Expected
                                               -------------------------   Allocation    Long-term
                Asset Type                        2003          2002        Ranges       Returns
-----------------------------------------      --------        ---------   ----------   -----------
US equity...............................          52.3%          50.7%      40%-75%         9.3%
International equity...................           13.1%          11.7%       5%-20%         9.5%
Fixed income............................          31.2%          36.6%      15%-50%         6.7%
Real estate.............................           3.4%           1.0%       0%-10%         7.5%
                                                 -----           -----                     ----
                                                 100.0%          100.0%                    8.50%
                                                 =====           =====                     ====

      Expected Long-term Rate of Return on Assets Assumption - TXU Corp. considered both historical returns and future expectations for returns of various asset classes in its determination of the expected long-term rate of return assumption. A key expectation is that current interest rates will move towards an equilibrium interest rate that produces a 6% yield on intermediate government bonds. Expected returns for other asset classes are based on incremental returns over such expected government bond yield. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return assumption for the portfolio.

      Investment Strategy - The investment objective is to provide a competitive return on the assets in each plan, while at the same time preserving the value of those assets. The strategy is to invest a third of the assets in fixed income and two thirds in equity, while maintaining sufficient cash to pay benefits and expenses.

      The fixed income assets are diversified by sector and security, are intermediate in duration, and maintain an average quality rating of at least "A" (as determined by a major ratings agency such as Moody's). The allocation to fixed income assets also includes an allocation to core, income producing real estate through private, unlevered real estate investment trusts. The equity assets are diversified by size, style and location with a conservative bias toward value securities.

      Contributions in 2004 -- Estimated funding in 2004 is $60 million for the pension plan and $55 million for the other postretirement benefits plan.

      Postretirement Benefits Other Than Pensions -- In addition to the Retirement Plan and the Thrift Plan, TXU Corp. offers health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree's age and years of service.

                                                                                        Year Ended December 31,
                                                                                     ---------------------------
                                                                                       2003      2002       2001
                                                                                       ----      ----       ----
Assumptions used to determine net periodic benefit cost:
Discount rate.......................................................                 6.25%        6.75%      7.50%
Expected return on plan assets......................................                 8.01%        8.26%      8.34%

Components of Net Periodic Postretirement Benefit Costs:
Service cost........................................................                   $18          $12       $20
Interest cost.......................................................                    63           63        52
Expected return on assets...........................................                   (15)         (16)      (16)
Amortization of unrecognized net transition obligation..............                     4            8         9
Amortization of unrecognized prior service cost.....................                     1            6         2
Amortization of net loss............................................                    29           11         1
                                                                                    ------         ----      ----
     Net postretirement benefit cost................................                  $100          $84       $68
                                                                                      ====          ===       ===

                                                                                       December 31,
                                                                                      ----------------
                                                                                      2003        2002
                                                                                      ----        ----
Assumptions used to determine benefit obligations at December 31:
Discount rate.......................................................                 6.25%        6.75%

Change in Postretirement Benefit Obligation:
Benefit obligation at beginning of year.............................                $1,156       $  914
    Service cost....................................................                    18           12
    Interest cost...................................................                    63           63
    Participant contributions.......................................                    11            8
    Plan amendments.................................................                  (270)          --
    Actuarial loss..................................................                    88          218
    Benefits paid...................................................                   (64)         (59)
                                                                                    ------       ------
Benefit obligation at end of year...................................                $1,002       $1,156
                                                                                    ======       ======
Change in Plan Assets:
Fair value of assets at beginning of year...........................                  $174         $190
    Actual return on assets.........................................                    29          (14)
    Employer contributions..........................................                    54           47
    Participant contributions.......................................                     9            7
    Benefits paid...................................................                   (60)         (56)
                                                                                     -----         ----
Fair value of assets at end of year.................................                 $ 206         $174
                                                                                     =====         ====

Funded Status:
Benefit obligation..................................................               $(1,002)     $(1,156)
Fair value of assets................................................                   206          174
Unrecognized transition obligation..................................                    17           81
Unrecognized prior service cost.....................................                  (166)          45
Unrecognized net loss...............................................                   549          505
                                                                                   -------      -------
Accrued postretirement benefit cost.................................               $  (396)     $  (351)
                                                                                   =======      =======

      The expected increase in costs of future benefits covered by the postretirement benefit plans is projected using a health care cost trend rate for pre-65 liabilities of 10% for 2004, decreasing by 1% each year until the ultimate rate of 5% is reached in 2009. For post-65 liabilities, the rate is 11% for 2004, decreasing by 1% each year until the ultimate rate of 5% is reached in 2010. A one percentage point increase in the assumed health care cost trend rate in each future year would increase the accumulated postretirement benefit obligation at December 31, 2003, by approximately $119 million and other postretirement benefits cost for 2003 by approximately $12 million. A one percentage point decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation at December 31, 2003, by approximately $98 million and other postretirement benefits cost for 2003 by approximately $10 million.

      The accumulated postretirement benefit obligations and fair value of plan assets for the postretirement benefit plans other than pensions with benefit obligations in excess of plan assets were $1.0 billion and $206 million, respectively, as of December 31, 2003, and $1.2 billion and $174 million, respectively, as of December 31, 2002. Amounts recognized in the balance sheet consist of accrued postretirement benefit liabilities of $396 million and $351 million as of December 31, 2003 and 2002, respectively.

         TXU Corp.'s other postretirement benefit plan weighted average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

                                                Allocation of Plan Assets
                                              -----------------------------
                    Asset Type                     2003         2002
 ---------------------------------------

     US equity..............................       57.9%         55.9%
     International equity...................        5.5%          5.0%
     Fixed income...........................       35.2%         38.7%
     Real estate............................        1.4%          0.4%
                                                  ------        -----
                                                  100.0%        100.0%
                                                  ======        =====

                                        Expected Long-term
                 Plan                   Returns
-------------------------------    -----------------------

            401(h) accounts                 8.5%
          Life Insurance VEBA               8.5%
               Union VEBA                   8.5%
             Non-Union VEBA                 5.5%
     Insurance Continuation Reserve         6.0%
                                           -----
                                           8.01%
                                           =====
      Investment strategy and the basis used to determine the expected long-term return on assets for postretirement benefit plans is similar to that discussed above for the pension plans.

      Medicare Act --TXU Corp. elected to immediately reflect the financial impact of the recently enacted Medicare reform legislation in the accounting for other postretirement benefit costs, resulting in a $1.9 million reduction in expense in 2003 and a reduction in the accumulated postretirement benefit obligation of $142 million in accordance with FSP 106-1. The impact of the Medicare Act on the 2003 net periodic postretirement benefit cost assumed that TXU Corp. is eligible for and elects to receive the 28% federal subsidy each year beginning in 2006. No changes in future rates of participation in the TXU Corp. prescription drug plan as a result of the Medicare Act were assumed. The resulting reduction in accumulated postretirement benefit obligation was recognized on an amortized basis in annual expense as a negative prior service cost. In addition, the assumed claims costs for Medicare-eligible retiree claims decreased $539 per person from $3,335 per person to $2,796 per person and for Medicare-eligible spouse claims costs decreased $441 per person from $2,762 per person to $2,321 per person (presented in whole dollar amounts rather than millions). Regulatory guidance on the Medicare Act, such as how to determine whether the employer's prescription drug coverage is actuarially equivalent to Medicare Part D, and accounting guidance as to whether the federal subsidy will be treated as a cash credit that is recognized when received or as an offset to future liabilities that is recognized as a reduction in the benefit obligation, have not been issued and future guidance could change the accounting recognition.

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts and related estimated fair values of TXU Corp.'s significant financial instruments were as follows:

                                                                          December 31, 2003      December 31, 2002
                                                                         ------------------     ------------------
                                                                         Carrying     Fair      Carrying      Fair
                                                                          Amount      Value      Amount      Value
                                                                          ------      -----      ------      -----
 On balance sheet assets (liabilities):
   Long-term debt (including current maturities) (a)(c)...........      $(12,988)   $(14,240)  $(11,902)   $(11,202)
   Long-term debt held by subsidiary trusts.......................          (546)       (554)      (546)       (524)
   Exchangeable preferred membership interests of subsidiary, net of
     discount(b)................................................            (646)     (1,580)      (639)       (750)
   Preferred stock of subsidiary subject to mandatory redemption..             -           -        (21)        (15)
   LESOP note receivable (see Note 11)............................           235         280        241         294

Off balance sheet assets (liabilities):
   Financial guarantees...........................................           (2)         (10)      --           (33)

      -------------------------
      (a) Excludes capital leases.
      (b) Exchanged for preferred membership interest in 2003. Amount presented is net of discount.
      (c) Includes stock purchase contracts related to equity-linked debt.

      In accordance with SFAS 133, financial instruments that are derivatives are recorded on the balance sheet at fair value.

      The fair values of on balance sheet instruments are estimated at the lesser of either the call price or the market value as determined by quoted market prices, where available, or, where not available, at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risk.

      The fair values of each financial guarantee is based on the difference between the credit spread of the entity responsible for the underlying obligation and a financial counterparty applied, on a net present value basis, to the notional amount of the guarantee.

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

15.   DERIVATIVE FINANCIAL INSTRUMENTS

      For derivative instruments designated as cash flow hedges, TXU Corp. recognized a net unrealized ineffectiveness gain of $6 million ($4 million after-tax) in 2003 and a net loss of $41 million ($27 million after-tax) in 2002. The ineffectiveness gains and losses in 2003 and 2002 related to commodity hedges and were reported as a component of revenues. In 2001, TXU Corp. experienced net hedge ineffectiveness of $4 million ($3 million after-tax), recorded as $1 million in interest expense and a $5 million ($3 million after-tax) increase in revenues.

      The net effect of unrealized mark-to-market ineffectiveness accounting, which includes the above amounts as well as the effect of reversing unrealized gains and losses recorded in previous periods to offset realized gains and losses in the current period, totaled $36 million in net gains in 2003 and $41 million in net losses in 2002.

      The maximum length of time TXU Corp. hedges its exposure to the variability of future cash flows for forecasted energy-related transactions is approximately four years.

      In 2002, TXU Corp. entered into certain cash flow hedges related to future forecasted interest payments. These hedges were terminated later in 2002, and $133 million ($86 million after-tax) was recorded as a charge to other comprehensive income. These losses are being amortized to earnings over a period of up to thirty years, as the forecasted transactions remain probable of occurring.

      Cash flow hedge amounts reported in accumulated other comprehensive income will be recognized in earnings as the related forecasted transactions are settled or are deemed to be no longer probable of occurring. No amounts were reclassified into earnings in 2003, 2002, or 2001 as a result of the discontinuance of cash flow hedges because of the probability a hedged forecasted transaction would not occur.

      As of December 31, 2003, TXU Corp. expects that $84 million ($55 million after-tax) in other comprehensive loss will be recognized in earnings over the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges. The following table summarizes balances currently recognized in accumulated other comprehensive gain/(loss):

                                                                            Accumulated
                                                                   Other Comprehensive Gain/(Loss)
                                                                          at December 31, 2003
                                                                   ----------------------------------
                                                                  Energy-related  All other    Total
                                                                  --------------  ---------    ------

          Dedesignated hedges (amounts fixed).................     $   (30)       $   (95)     $  (125)
          Hedges subject to market price fluctuations.........         (17)             7          (10)
                                                                   -------        -------      -------
               Total..........................................     $   (47)       $   (88)     $  (135)
                                                                   =======        =======      =======

16.   TEXAS ELECTRIC INDUSTRY RESTRUCTURING

Restructuring Legislation

      As a result of the 1999 Restructuring Legislation, on January 1, 2002, TXU Corp. disaggregated (unbundled) its Texas electric utility business into a power generation company, a retail electric provider (REP) and a transmission and distribution (electricity delivery) utility. Unbundled electricity delivery utilities within ERCOT, such as Oncor, remain regulated by the Commission.

      Effective January 1, 2002, REPs affiliated with electricity delivery utilities are required to charge "price-to-beat" rates established by the Commission to residential and small business customers located in their historical service territories. TXU Energy, as a REP affiliated with an electricity delivery utility, may not charge prices to customers in either of those classes in the historical service territory that are different from the price-to-beat rate, adjusted for fuel factor changes, until the earlier of January 1, 2005 or the date on which 40% of the electricity consumed by customers in a class is supplied by competing REPs. Thereafter, TXU Energy may offer rates different from the price-to-beat rate to customers in that class, but it must also continue to make the price-to-beat rate available for residential and small business customers until January 1, 2007. Twice a year, TXU Energy may request that the Commission adjust the fuel factor component of the price-to-beat rate up or down based on changes in the market price of natural gas. In March and August of 2003, the Commission approved price-to-beat rate increases requested by TXU Energy.

     In December 2003, the Commission found that TXU Energy had met the 40% requirement to be allowed to offer alternatives to the price-to-beat rate for small business customers in the historical service territory.

      Also, effective January 1, 2002, power generation companies affiliated with electricity delivery utilities may charge unregulated prices in connection with ERCOT wholesale power transactions.

Regulatory Settlement Plan

      On December 31, 2001, US Holdings filed a Settlement Plan with the Commission. It resolved all major pending issues related to US Holdings' transition to competition pursuant to the 1999 Restructuring Legislation. The Settlement Plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related fuel adjustments. The Settlement Plan became final and non-appealable in January 2003.

      The major elements of the Settlement Plan are:

      Excess Mitigation Credit -- Over the two-year period ended December 31, 2003, Oncor implemented a stranded cost excess mitigation credit in the amount of $389 million (originally estimated to be $350 million), plus $26 million in interest, applied as a reduction to delivery rates charged to all REPs, including TXU Energy. The credit was funded by TXU Energy in the form of a note payable to Oncor.

      Regulatory Asset Securitization -- US Holdings received a financing order authorizing the issuance of securitization bonds in the aggregate principal amount of up to $1.3 billion to recover regulatory asset stranded costs and other qualified costs. Accordingly, Oncor Electric Delivery Transition Bond Company LLC, a bankruptcy remote financing subsidiary of Oncor, issued an initial $500 million of securitization bonds in 2003, with terms of up to 12 years, (see Note 8) and is expected to issue approximately $790 million in the first half of 2004. The principal and interest payments of the bonds are recoverable through a delivery fee surcharge (transition charge) to all REPs, including TXU Energy.

      Retail Clawback Credit -- The Settlement Plan provides that a retail clawback credit will be implemented unless 40% of the electricity consumed by residential and small business customers in the historical service territory is supplied by competing REPs after the first two years of competition. This threshold was reached for small business customers, as discussed above, but not for residential customers. The amount of the credit is equal to the number of residential customers retained by TXU Energy in the historical service territory as of January 1, 2004, less the number of new customers TXU Energy has added outside of the historical service territory as of January 1, 2004, multiplied by $90. The credit, which will be funded by TXU Energy, will be applied to delivery fees charged by Oncor to REPs, including TXU Energy, over a two-year period beginning January 1, 2004. In 2002, TXU Energy recorded a charge to cost of energy sold of $185 million ($120 million after-tax) to accrue an estimated retail clawback liability. In 2003, TXU Energy reduced the liability to $173 million, with a credit to earnings of $12 million ($8 million after-tax) to reflect the calculation of the estimated liability applicable only to residential customers in accordance with the Settlement Plan. As the amount of the credit will be based on numbers of customers over the related two-year period, the liability is subject to further adjustments.

      Stranded Costs and Fuel Cost Recovery -- TXU Energy's stranded costs, not including regulatory assets, are fixed at zero. US Holdings will not seek to recover its unrecovered fuel costs which existed at December 31, 2001. Also, it will not conduct a final fuel cost reconciliation, which would have covered the period from July 1998 until the beginning of competition in January 2002.

       See Note 4 for a discussion of extraordinary charges recorded in 2002 and 2001 in connection with the Settlement Plan.

17.   INVESTMENT IN TELECOMMUNICATIONS BUSINESS

      In August 2000, TXU Corp. entered into a transaction whereby it contributed its then wholly-owned telecommunications business, TXU Communications Ventures Company (TXU Communications), to a newly-formed holding company (Pinnacle). In exchange for the business, TXU Corp. received $600 million in cash and a 50% interest in Pinnacle. In connection with the transaction, Pinnacle issued $810 million of 8.83% senior secured notes due August 15, 2004. The notes are secured by all of Pinnacle's assets, including its shares of TXU Communications. The proceeds from the note issuances (net of transaction costs), combined with $150 million received from the joint venture partner, an unaffiliated business trust, funded the cash distribution to TXU Corp. and a $336 million distribution to a consolidated trust. The trust's assets, including principal and related interest earned, are used to pay interest on the senior secured notes and, until May 2003, distributions to the joint venture partner. The trust's assets consist of TXU Corp. debt securities with a principal amount of $91 million at December 31, 2003. The debt securities issued to the trust are reflected in long-term debt (see Note 8). Interest expense on the note payable totaled $9 million and $15 million for 2003 and 2002, respectively. During 2003, TXU Corp. funded Pinnacle's repurchase of $250 million of the senior secured notes, leaving $560 million outstanding at December 31, 2003.

      As discussed in Note 3, in 2003 TXU Corp. acquired the joint venture partner's interest and finalized a plan to sell TXU Communications. Based on a sales agreement entered into in January 2004, the business is expected to be sold in the first half of 2004 for $527 million.

      Pinnacle's results since March 1, 2003 are consolidated and reported in discontinued operations (see Note 3). Results for 2003 prior to its consolidation were a loss of $17 million, reported in other deductions in the statement of income. For the years ended December 31, 2002 and 2001, Pinnacle reported revenues of $215 million and $202 million, respectively, and incurred net losses of $180 million and $106 million, respectively, due largely to impairments of goodwill and other long-lived assets in 2002 of $75 million after-tax, interest expense on the senior secured notes and distributions to the joint venture partner. TXU Corp. recorded its equity in Pinnacle's losses for the years ended December 31, 2002 and 2001, of $104 million and $53 million, respectively, which is reported in other deductions.

      As a result of the impairments of goodwill and long-lived assets recorded by the joint venture in 2002, TXU Corp. evaluated its potential obligations related to the partnership arrangement. TXU Corp. determined that it was probable, in light of the decline in value of the business, that an economic loss had occurred, and accordingly recorded a charge of $150 million (without tax benefit) in 2002, reported in other deductions.

      At December 31, 2002, TXU Corp.'s investment in Pinnacle was negative $392 million, classified in noncurrent liabilities and other deferred credits in the balance sheet, which included the effect of the $150 million charge. The $392 million represented TXU Corp.'s potential obligation under the partnership agreement, including retirement of the $810 million in debt and amounts due the partner, net of estimated value realizable from the business.

      Contingencies Related to Pinnacle - In connection with the Pinnacle debt transaction, TXU Corp. issued 810,000 shares of Mandatorily Convertible Single Reset Preference Stock, Series C (Series C Preference Stock) to Pinnacle One Share Trust, a consolidated trust (Share Trust). The Series C Preference Stock is convertible into common stock of TXU Corp. in the event of:

        a)  a default by Pinnacle in connection with its senior secured notes,
        b) a decline in the market price of TXU Corp. common stock below $21.93 per share for ten consecutive trading days (the market price has declined below this price) coupled with a decline in the credit rating for TXU Corp.'s unsecured, senior long-term obligations to or below BB by S&P or Fitch Ratings (Fitch) or Ba2 by Moody's, or
        c) Pinnacle's inability to raise sufficient cash to repay its senior secured notes 120 days prior to maturity (August 2004) through the sale of its shares of TXU Communications or the sale of assets of TXU Communications.

      TXU Corp. would be required to sell equity, use available liquidity or otherwise raise proceeds sufficient to repay Pinnacle's senior secured notes. If TXU Corp. did not have available liquidity or raise sufficient proceeds, the Share Trust could be required to sell some or all of the Series C Preference Stock. The dividend rate and conversion price of the Series C Preference Stock would be reset at the time of sale to generate proceeds sufficient to redeem the senior secured notes. The market price of TXU common stock at the time of sale of the Series C Preference Stock would determine the dilutive impact to common stockholders. TXU Corp. expects that it will have sufficient liquidity, largely represented by the proceeds from the anticipated sale of TXU Communications, to satisfy its contingent obligations to repay Pinnacle's debt.

18.   COMMITMENTS AND OTHER CONTINGENCIES

      Request from CFTC - In October 2003, TXU Corp. received an informal request for information from the US Commodity Futures Trading Commission (CFTC) seeking voluntary production of information concerning disclosure of price and volume information furnished by TXU Portfolio Management Company LP to energy industry publications. The request seeks information for the period from January 1, 1999 to the present. TXU Corp. has cooperated with the CFTC, and is in the process of completing its response to such information request. TXU Corp. believes that TXU Portfolio Management Company LP has not engaged in any reporting of price or volume information that would in any way justify any action by the CFTC.

      Clean Air Act -- The Federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on SO2 and NOx emissions produced by electricity generation plants. TXU Energy's capital requirements have not been significantly affected by the requirements of the Clean Air Act. In addition, all permits required for the air pollution control provisions of the 1999 Restructuring Legislation have been applied for and TXU Energy has initiated a construction program to install control equipment to achieve the required reductions.

      TXU Australia Environmental Liabilities - Through past acquisitions, TXU Australia holds certain properties that are contaminated. Liabilities totaling $10 million have been recorded for estimated costs of land reclamation and site restoration at these properties. These costs may change if the extent of contamination is different than testing indicated at the time of initial limited reviews. The Australia Environmental Protection Authority has the power to order TXU Australia to incur such costs to remedy the contamination of land. TXU Australia also recorded a $7 million liability for land remediation costs for its Torrens Island plant.

      Power Purchase Contracts -- Certain contracts to purchase electricity provide for capacity payments to ensure availability and provide for adjustments based on the actual power taken under the contracts. Capacity payments paid under these contracts for the years ended December 31, 2003, 2002 and 2001 were $230 million, $296 million and $196 million, respectively.

      Expected future capacity payments under existing agreements are estimated as follows:

                2004.........................................     $238
                2005.........................................      162
                2006.........................................      117
                2007.........................................       18
                2008.........................................        -
                Thereafter...................................        -
                                                                  ----
                      Total capacity payments................     $535
                                                                  ====

       Gas Contracts -- TXU Corp. buys gas under various types of long-term and short-term contracts in the US and Australia and arranges for gas storage and transportation under various contracts in order to assure reliable supply to, and to help meet the expected needs of, its generation plants and its wholesale and retail customers. Some of these contracts require minimum purchases ("take-or-pay") of gas under which the buyer agrees to pay for a minimum quantity of gas in a year. At December 31, 2003, TXU Corp. had estimated annual minimum commitments under long-term gas purchase contracts covering the periods below:

                2004.......................................       $502
                2005.......................................        319
                2006.......................................        351
                2007.......................................        270
                2008.......................................        244
                Thereafter.................................      1,927
                                                                 -----
                      Total gas take-or-pay contracts......      $3,613
                                                                 ======

      At December 31, 2003, TXU Corp. had commitments for pipeline transportation and storage reservation fees in the US and Australia as shown in the table below:

          2004.........................................................   $45
          2005.........................................................    34
          2006.........................................................    33
          2007.........................................................    32
          2008.........................................................    29
          Thereafter...................................................   316
                                                                         ----
           Total pipeline transportation and storage reservation fees..  $489
                                                                         ====

      On the basis of TXU Corp.'s current expectations of demand from its electricity and gas customers in each of these regions as compared with its capacity and take-or-pay payments, management does not consider it likely that any material payments will become due for electricity and gas not taken beyond capacity payments.

      Coal Contracts -- TXU Corp. has coal purchase agreements and coal transportation agreements. Commitments under these contracts for the next five years and thereafter are as follows:

         2004............................................................ $78
         2005............................................................  23
         2006............................................................  18
         2007............................................................   -
         2008............................................................   -
         Thereafter......................................................   -
                                                                         ----
              Total .................................................... $119
                                                                         ====

      Leases -- TXU Corp. has entered into operating leases covering various facilities and properties including generation plant facilities, combustion turbines, transportation equipment, mining equipment, data processing equipment and office space. Certain of these leases contain renewal and purchase options and residual value guarantees. Lease costs charged to operating expense totaled $230 million, $227 million and $183 million for 2003, 2002 and 2001, respectively.

      As of December 31, 2003, future minimum lease payments under both capital leases and operating leases (with initial or remaining noncancelable lease terms in excess of one year) were as follows:


                                                       Capital     Operating
Year                                                   Leases        Leases
----                                                   ------        -------
2004................................................   $   2         $ 102
2005................................................       2            99
2006................................................       3            86
2007................................................       3            86
2008................................................       2            81
Thereafter..........................................       5           505
                                                         ----         ----
     Total future minimum lease payments............      17          $959
                                                                      ====
Less amounts representing interest..................       2
                                                         ---
Present value of future minimum lease payments......      15
Less current portion................................       2
                                                        ----
Long-term capital lease obligation..................    $ 13
                                                        ====

      Guarantees -- TXU Corp. has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Project development guarantees -- In 1990, US Holdings repurchased an electric co-op's minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op's indebtedness to the US government for the facilities. US Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. US Holdings guaranteed the co-op's payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op's rights under the agreement, and such payments would then be owed directly by US Holdings. At December 31, 2003, the balance of the indebtedness was $136 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

      Residual value guarantees in operating leases -- TXU Corp. is the lessee under various operating leases, entered into prior to January 1, 2003 that obligate it to guarantee the residual values of the leased facilities. At December 31, 2003, the aggregate maximum amount of residual values guaranteed was approximately $286 million with an estimated residual recovery of approximately $172 million. The average life of the lease portfolio is approximately six years.

      Shared saving guarantees -- As part of the operations of the strategic retail services business, which TXU Energy intends to sell, TXU Energy has guaranteed that certain customers will realize specified annual savings resulting from energy management services it has provided. In aggregate, the average annual savings have exceeded the annual savings guaranteed. The maximum potential annual payout is approximately $8 million and the maximum total potential payout is approximately $56 million. The fair value of guarantees issued during the year ended December 31, 2003 was $1.8 million with a maximum potential payout of $42 million. The average remaining life of the portfolio is approximately nine years. These guarantees will be transferred or eliminated as part of expected transactions for the sale of strategic retail services operations.

      Letters of credit -- TXU Corp. has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $403 million of letters of credit were outstanding at December 31, 2003 to support existing floating rate pollution control revenue bond debt of approximately $395 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2008.

      TXU Energy has outstanding letters of credit in the amount of $37 million to support hedging and risk management margin requirements in the normal course of business. As of December 31, 2003, approximately 82% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the next six years.

      TXU Corp. has an outstanding letter of credit in the amount of $19 million as support for a subordinated loan to the SEA Gas joint venture pipeline project in Australia. The obligation expires on January 31, 2005.

      TXU Australia has outstanding letters of credit in the amount of approximately $100 million, of which $86 million is to allow for participation in the electricity and gas spot markets, $13 million is to provide credit support for the shipping of gas and $1 million is for miscellaneous credit support requirements. Although the average life of these guarantees is for approximately one year, the obligation to provide guarantees is ongoing based on TXU Australia's continued participation in the electricity and gas spot markets and its ability to ship gas on the SEA Gas pipeline.

      Surety bonds -- TXU Corp. has outstanding surety bonds of approximately $55 million to support performance under various subsidiary contracts and legal obligations in the normal course of business. The term of the surety bond obligations is approximately one year. In addition, a $35 million bond has been filed with the RRC in connection with the state-wide TXU Gas rate case, which is pending approval by the RRC.

      Other -- US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $12 million at December 31, 2003, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5.50% to 7%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all its contract rights and obligations in connection with $8 million remaining principal amount of bonds at December 31, 2003, issued for similar purposes, which had previously been guaranteed by US Holdings. US Holdings is, however, contingently liable in the event of default by the municipality.

      In 1992, a discontinued engineering and construction business of TXU Gas completed construction of a plant, the performance of which is warranted by TXU Gas through 2008. The maximum contingent liability under the guarantee is approximately $103 million. No claims have been asserted under the guarantee and none are anticipated.

      Income Tax Contingencies -- On its US federal income tax return for calendar year 2002, TXU Corp. claimed a deduction related to the worthlessness of TXU Corp.'s investment in TXU Europe, the tax benefit of which is estimated to be $983 million (assuming the deduction is sustained on audit). While TXU Corp. believes that its tax reporting for the TXU Europe write-off was proper, there is a risk that the IRS could challenge TXU Corp.'s position regarding this deduction. Accordingly, TXU Corp. has not recognized in book income any tax benefit for the TXU Europe deduction. In the first quarter of 2003, TXU Corp. received a cash refund of $527 million related to the deduction, which may be repaid in the future, with interest, should TXU Corp. not prevail in its position. This issue is currently under examination by the IRS. At this time, it is uncertain whether the IRS will challenge TXU Corp.'s position. (Also see Note 3.)

       Nuclear Insurance -- With regard to liability coverage, the Price-Anderson Act (Act) provides financial protection for the public in the event of a significant nuclear power plant incident. The Act sets the statutory limit of public liability for a single nuclear incident at $10.6 billion currently and requires nuclear power plant operators to provide financial protection for this amount. The Act is being considered by the United States Congress for modification and extension. The terms of a modification, if any, are not presently known and therefore TXU Corp. is unable, at this time, to determine any impact it may have on nuclear liability coverage. As required, TXU Corp. provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, TXU Corp. has $300 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of a major stock insurance company pool, Nuclear Energy Liability Insurance Association. The second layer of financial protection is provided under an industry-wide retrospective payment program called Secondary Financial Protection (SFP).

      Under the SFP, each operating licensed reactor in the US is subject to an assessment of up to $100.6 million, subject to increases for inflation every five years, in the event of a nuclear incident at any nuclear plant in the US. Assessments are limited to $10 million per operating licensed reactor per year per incident. All assessments under the SFP are subject to a 3% insurance premium tax, which is not included in the above amounts.

      With respect to nuclear decontamination and property damage insurance, NRC regulations require that nuclear plant license-holders maintain not less than $1.1 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. TXU Corp. maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $3.4 billion, above which TXU Corp. is self-insured. The primary layer of coverage of $500 million is provided by Nuclear Electric Insurance Limited (NEIL), a nuclear electric utility industry mutual insurance company. The remaining coverage includes premature decommissioning coverage and is provided by NEIL in the amount of $2.25 billion and $610 million from other insurance markets and foreign nuclear insurance pools. TXU Corp. is subject to a maximum annual assessment from NEIL of $26.7 million.

      TXU Corp. maintains Extra Expense Insurance through NEIL to cover the additional costs of obtaining replacement power from another source if one or both of the units at Comanche Peak are out of service for more than twelve weeks as a result of covered direct physical damage. The coverage provides for weekly payments of $3.5 million for the first fifty-two weeks and $2.8 million for the next 110 weeks for each outage, respectively, after the initial twelve-week period. The total maximum coverage is $490 million per unit. The coverage amounts applicable to each unit will be reduced to 80% if both units are out of service at the same time as a result of the same accident. Under this coverage, TXU Corp. is subject to a maximum annual assessment of $8.6 million.

      There have been some revisions made to the nuclear property and nuclear liability insurance policies regarding the maximum recoveries available for multiple terrorism occurrences. Under the NEIL policies, if there were multiple terrorism losses occurring within a one-year time frame, NEIL would make available one industry aggregate limit of $3.24 billion plus any amounts it recovers from other sources up to the limits for each claimant. If terrorism losses occurred beyond the one-year period, a new set of limits and resources would apply. Under the ANI liability policy, the liability arising out of terrorist acts will be subject to one industry aggregate limit of $300 million which could be reinstated at ANI's option depending on prevailing risk circumstances and the balance in the Industry Credit Rating Plan reserve fund. Under the US Terrorism Risk Insurance Act of 2002, the US government provides reinsurance with respect to acts of terrorism in the US for losses caused by an individual or individuals acting on behalf of foreign parties. In such circumstances, the NEIL and ANI terrorism aggregates would not apply.

      Nuclear Decommissioning -- Through December 31, 2001, decommissioning costs were recovered from consumers based upon a 1992 site-specific study through rates placed in effect under TXU Corp.'s January 1993 rate increase request. Effective January 1, 2002, decommissioning costs are recovered through a tariff charged to REPs by Oncor based upon a 1997 site-specific study, adjusted for trust fund assets, as a component of delivery fees effective under TXU Corp.'s 2001 Unbundled Cost of Service filing. Amounts recovered through regulated rates are deposited in external trust funds (see Note 5 under Investments). With the adoption of FAS 143, the liability for the decommissioning costs was recorded at discounted net present value.

      See Note 1 (under Changes in Accounting Standards) for a discussion of the impact of SFAS 143 on accounting for nuclear decommissioning costs.

      Legal Proceedings -- On October 9, 2003, a lawsuit was filed in the Supreme Court of the State of New York, County of New York, against TXU Corp., by purported beneficial owners of approximately 39% of certain TXU Corp. equity-linked securities issued in October 2001. The common stock purchase contracts that are a part of these securities require the holders to purchase TXU Corp. common stock on specified dates in 2004 and 2005 at prices that are above the current market price of TXU Corp. common stock. The plaintiffs seek a declaratory judgment that (a) a termination event has occurred under the common stock purchase contract as a result of the administration of TXU Europe and, therefore, that plaintiffs are not required to purchase TXU Corp. common stock pursuant to the contracts and (b) an event of default has occurred under the indenture for the senior notes that constitute a part of these equity linked securities. Plaintiffs also seek an injunction requiring TXU Corp. to give notice that a termination event under the common stock purchase contract has occurred. TXU Corp. disputes plaintiffs' allegations and believes that plaintiffs' interpretation of the common stock purchase contract and indenture is inconsistent with the clear language of these agreements and is contrary to applicable law. Therefore, TXU Corp. believes the claims are completely without merit and intends to vigorously defend the lawsuit. On November 13, 2003, TXU Corp. filed a motion to dismiss the action, and oral argument was held on January 26, 2004. The court has not yet ruled on the motion, therefore, TXU Corp. is unable to estimate any possible loss or predict the outcome of this action.

      On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An amended complaint was filed on February 3, 2004 that joined additional, unaffiliated defendants. Three retail electric providers have filed motions for leave to intervene in the action alleging claims substantially identical to TCE's. In addition, approximately 25 purported former customers of TCE have filed a motion to intervene in the action alleging claims substantially identical to TCE's, both on their own behalf and on behalf of a putative class of all former customers of TCE. TXU Corp. believes that it has not committed any violation of the antitrust laws and the Commission's investigation of the market conditions in late February 2003 has not resulted in any findings adverse to TXU Energy. Accordingly, TXU Corp. believes that TCE's and the intervenors' claims against TXU Energy and its subsidiary companies are without merit and TXU Energy and its subsidiaries intend to vigorously defend the lawsuit. TXU Corp. is unable to estimate any possible loss or predict the outcome of this action.

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

      In November 2002 and February and March 2003, three lawsuits were filed in the United States District Court for the Northern District of Texas asserting claims under the Employee Retirement Income Security Act (ERISA) on behalf of a putative class of participants in and beneficiaries of various employee benefit plans of TXU Corp. These ERISA lawsuits have been consolidated, and a consolidated complaint was filed on February 3, 2004 against TXU Corp., the directors of TXU Corp., Erle Nye, Peter B. Tinkham, Kirk R. Oliver, Biggs C. Porter, Diane J. Kubin, Barbara B. Curry and Richard Wistrand. The plaintiffs seek to represent a class of participants in such employee benefit plans during the period between April 26, 2001 and July 11, 2002. While TXU Corp. believes the claims are without merit and intends to vigorously defend the lawsuit, it is unable to estimate any possible loss or predict the outcome of this consolidated action.

      On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This case has been transferred to the Beaumont Division of the Eastern District of Texas. This action is brought by an individual, alleged to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. On September 15, 2003, defendants filed a motion to dismiss the lawsuit and a motion to transfer the case to the Northern District of Texas, Dallas Division. TXU Corp. believes that the plaintiff lacks standing to assert any antitrust claims against TXU Corp. or TXU Portfolio Management, and that defendants have not violated antitrust laws or other laws as claimed by the plaintiff. Therefore, TXU Corp. believes that plaintiff's claims are without merit and plans to vigorously defend the lawsuit. TXU Corp. is unable to estimate any possible loss or predict the outcome of this action.

      On October 23, 2002, a derivative lawsuit was filed by a purported shareholder on behalf of TXU Corp. in the 116th Judicial District Court of Dallas County, Texas, against TXU Corp., Erle Nye, Michael J. McNally, David W. Biegler, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret N. Maxey, J.E. Oesterreicher, Charles R. Perry and Herbert H. Richardson. The plaintiff alleges breach of fiduciary duty, abuse of control, mismanagement, waste of corporate assets, and breach of the duties of loyalty and good faith. The named individual defendants are current or former officers and/or directors of TXU Corp. No amount of damages has been specified. Furthermore, plaintiffs in such suit have failed to make a demand upon the directors as is required by law, and this case is currently stayed. Therefore, TXU Corp. is unable to estimate any possible loss or predict the outcome of this action.

      In October, November and December 2002 and January 2003, a number of lawsuits were filed in, removed to or transferred to the United States District Court for the Northern District of Texas against TXU Corp., and certain of its officers. These lawsuits have all been consolidated and lead plaintiffs have been appointed by the Court. On July 21, 2003, the lead plaintiffs filed an amended consolidated complaint naming Erle Nye, Michael J. McNally, V.J. Horgan and Brian N. Dickie and directors Derek C. Bonham, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret N. Maxey, J.E. Oesterreicher, Herbert H. Richardson and Charles R. Perry, as defendants. The plaintiffs seek to represent classes of certain purchasers of TXU Corp. common stock and equity-linked debt securities during a proposed class period from April 26, 2001 to October 11, 2002. No class or classes have been certified. The complaint alleges violations of the provisions of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 12 of the Securities Act of 1933, as amended (Securities Act), relating to alleged materially false and misleading statements, including statements in prospectuses related to the offering by TXU Corp. of its equity-linked debt securities and common stock in May and June 2002. On September 24, 2003, TXU Corp. and its officer and director defendants filed a motion to dismiss to plaintiffs' Amended Complaint. The plaintiffs have filed their response to the motion and the defendants have filed their reply brief, however, the court has not yet ruled on the motion to dismiss. The named individual defendants are current or former officers and/or directors of TXU Corp. While TXU Corp. believes the claims are without merit and intends to vigorously defend this lawsuit, it is unable to estimate any possible loss or predict the outcome of this action.

      Other Contingencies -- In October 2003, the former directors and officers of TXU Europe Limited and subsidiaries that are now in administration (collectively TXU Europe), who include current and former officers of TXU Corp. and subsidiary companies, received notices from certain creditors and the administrators of TXU Europe of various claims or potential claims relating to losses incurred by creditors, including claims for alleged omissions from a securities offering document and alleged breaches by directors of their English law duties as directors of these companies in failing to minimize the potential losses to the creditors of TXU Europe. Under the terms of the indemnification agreements and bylaw and charter provisions that provide for indemnification of corporate officers and directors, TXU Corp. or one of its subsidiaries will be obligated to indemnify these persons from these and similar claims, unless it is determined that the corporate officer's acts were committed in bad faith, were the result of active and deliberate dishonesty or that the corporate officer personally gained a financial profit to which he was not legally entitled. Similar claims have been asserted directly against TXU Corp., as well. TXU Corp. believes that these claims are without merit and intends to vigorously defend any such claims if they are ultimately asserted.

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

      On January 3, 2002, the Supreme Court of Texas issued a mandate affirming the judgment of the Court of Appeals that held that the pricing provisions of the Commission's open access wholesale transmission rules, which had mandated the use of a particular rate setting methodology, were invalid because they exceeded the statutory authority of the Commission. On January 10, 2002, Reliant Energy Incorporated and the City Public Service Board of San Antonio each filed lawsuits in the Travis County, Texas, District Court against the Commission and each of the entities to whom they had made payments for transmission service under the invalidated pricing rules for the period January 1, 1997, through August 31, 1999, seeking declaratory orders that, as a result of the application of the invalid pricing rules, the defendants owe unspecified amounts. US Holdings and TXU SESCO Company are named defendants in both suits. Effective as of October 3, 2003, a global settlement among all parties to these lawsuits was reached. The settlement was not material to TXU Corp.'s financial position or results of operation, and requires that these suits be dismissed with prejudice.

      General -- In addition to the above, TXU Corp. and its US and Australian subsidiaries are involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of each, should not have a material effect upon their financial position, results of operations or cash flows.

19.   SEGMENT INFORMATION

      TXU Corp.'s operations are aligned into three reportable segments: Energy, Energy Delivery and Australia. In October 2002, TXU Corp. discontinued its operations in Europe (see Note 3 to Financial Statements). The segments are managed separately because they are either strategic business units that offer different products or services or are geographically differentiated.

      Energy - consists of operations of TXU Energy, which are principally in the competitive Texas market, involving power production (electricity generation), retail and wholesale energy sales and portfolio management, which includes hedging and risk management activities.

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

      Corporate and Other - Remaining non-segment operations consisting primarily of general corporate expenses, equity earnings or losses of unconsolidated affiliates and interest on debt at the TXU Corp. level.

      The 2001 financial information for the Energy segment and the electricity delivery operations included in the Energy Delivery segment includes information derived from the historical financial statements of US Holdings. Reasonable allocation methodologies were used to disaggregate the financial statements of US Holdings between its generation and electricity delivery operations. Allocation of revenues reflected consideration of return on invested capital, which continues to be regulated for the electricity delivery operations. US Holdings maintained expense accounts for each of its component operations. Costs of energy sold, operating costs and depreciation and amortization, as well as assets, such as property, plant and equipment, materials and supplies and fuel, were specifically identified by component operation and disaggregated. Various allocation methodologies were used to disaggregate common expenses, assets and liabilities between US Holdings' generation and electricity delivery operations. Further, certain financial information was deemed to be not reasonably allocable because of the changed nature of TXU Energy's and Oncor's operations subsequent to the opening of the market to competition, as compared to US Holdings' previous operations. Such activities and related financial information consisted primarily of costs related to retail customer support activities, including billing and related bad debts expense, as well as regulated revenues associated with these costs. Financial information related to these activities was reported in electricity delivery results of operations for the 2001 period. Interest and other financing costs were determined based upon debt allocated. Allocations reflected in the financial information for 2001 did not necessarily result in amounts reported in individual line items that are comparable to actual results in 2002 and 2003. Had the unbundled operations of US Holdings actually existed as separate entities in a deregulated environment, their results of operations could have differed materially from those included in the historical financial statements included herein.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. TXU Corp. evaluates performance based on income from continuing operations before extraordinary items and cumulative effect of changes in accounting principles. TXU Corp. accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

      Certain of the business segments provide services or sell products to one or more of the other segments. Such sales are made at prices comparable with those received from nonaffiliated customers for similar products or services. No customer provided more than 10% of consolidated revenues.

      Effective with reporting for 2003, results for the Energy segment exclude expenses incurred by the US Holdings parent company in order to present the segment on the same basis as the results of the business are evaluated by management. Prior year amounts are presented on this revised basis.


                                                                                  Discontinued   Corp.
                                                               Energy              Operations     and
                                                      Energy  Delivery   Australia   Europe      Other  Eliminations Consolidated
                                                      ------  --------   ---------   ------      -----  ------------  -----------
  Operating Revenues
               2003...........................        $7,995    $3,429     $1,103        $--       $15     $(1,534)     $11,008
               2002...........................         7,691     2,973        860         --        17      (1,645)       9,896
               2001...........................         7,404     3,542        700         --        20      (1,776)       9,890
  Regulated Revenues - Included in
    Operating Revenues
               2003...........................           --      3,429        112         --        --         --         3,541
               2002...........................           --      2,973         76         --        --         --         3,049
               2001...........................         7,044     3,542         65         --        --         --        10,651
  Affiliated Revenues - Included in
    Operating Revenues
               2003...........................            24     1,505         --         --         5      (1,534)          --
               2002...........................            40     1,605         --         --         -      (1,645)          --
               2001...........................             8     1,767         --         --         1      (1,776)          --
  Depreciation and Amortization - Including
      Goodwill Amortization
               2003...........................            409      372         86         --        19          --          886
               2002...........................            450      332         67         --        19          --          868
               2001...........................            409      313         79         --        23          --          824
  Equity in Earnings (Losses) of
       Unconsolidated Subsidiaries
                2003..........................             (1)      --         --         --       (10)         --          (11)
                2002..........................             (2)       2         --         --      (105)         --         (105)
                2001..........................             (4)      --         --         --       (49)         --          (53)
  Interest Income
                2003..........................              8       54          5         --        72         (95)          44
                2002..........................             10       48          1         --        90        (118)          31
                2001..........................             38       19         --         --        86         (61)          82
  Interest Expense and Other Charges
                2003..........................            323      346        151         --       250         (95)         975
                2002..........................            215      331        129         --       324        (117)         882
                2001..........................            224      347        126         --       329         (61)         965
  Income Tax Expense (Benefit)
                2003..........................            229      146         28         --       (89)         --          314
                2002..........................            117      110         19         --      (147)         --           99
                2001..........................            242      125          3         --      (134)         --          236
  Income from Continuing Operations
    Before Extraordinary Loss and Cumulative
    Effect of Changes in Accounting Principles
                2003..........................            493      299        102         --      (157)         --          737
                2002..........................            319      228         74         --      (439)         --          182
                2001..........................            577      225         19         --      (252)         --          569
  Investment in Equity Investees
                2003..........................              1       --         65         --         1          --           67
                2002..........................              3       --         31         --      (391)         --         (357)
                2001..........................              7       --         --         --      (130)         --         (123)
  Total Assets
                2003..........................         14,609   11,602      4,272         --     3,522      (2,319)      31,686
                2002..........................         15,807   11,329      3,297         --     4,059      (3,087)      31,405
                2001..........................         18,205   13,729      2,703     14,875     3,040      (9,954)      42,598
  Capital Expenditures
                2003..........................            163      658        120         --        15         --           956
                2002..........................            285      621         82         --        15         --         1,003
                2001..........................            327      825         65         --        26         --         1,243

*Assets by segment exclude investments in affiliates.

   20.   SUPPLEMENTARY FINANCIAL INFORMATION

         Regulated Versus Unregulated Operations --

                                                                                   Year Ended December 31,
                                                                               -----------------------------
                                                                                 2003        2002       2001
                                                                                 ----        ----       ----
      Operating revenues
          Regulated........................................................     $ 3,541    $ 3,049    $10,651
          Unregulated......................................................       9,001      8,492      1,015
          Intercompany sales eliminations - regulated......................      (1,507)    (1,607)    (1,771)
          Intercompany sales eliminations - unregulated....................         (27)       (38)        (5)
                                                                                -------    -------    -------
               Total operating revenues.....................................     11,008      9,896      9,890
                                                                                -------    -------    -------
      Costs and operating expenses
          Cost of energy sold and delivery fees - regulated*................        817        517      3,775
          Cost of energy sold and delivery fees - unregulated*..............      4,130      3,570        359
          Operating costs - regulated.......................................        901        842      1,454
          Operating costs - unregulated.....................................        764        750         36
          Depreciation and amortization, other than goodwill - regulated....        431        378        722
          Depreciation and amortization, other than goodwill - unregulated..        455        490         59
          Selling, general and administrative expenses - regulated..........        312        319        431
          Selling, general and administrative expenses - unregulated........        796        894        509
          Franchise and revenue-based taxes - regulated.....................        316        322        509
          Franchise and revenue-based taxes - unregulated...................        140        156         20
          Goodwill amortization - regulated.................................          -          -         10
          Goodwill amortization - unregulated...............................          -          -         33
          Other income......................................................        (82)       (51)       (46)
          Other deductions..................................................         46        577        331
          Interest income...................................................        (44)       (31)       (82)
          Interest expense and other charges................................        975        882        965
                                                                                -------    -------    -------
               Total  costs and expenses....................................      9,957      9,615      9,085
                                                                                -------    -------    -------
      Income from continuing operations before income taxes, extraordinary
         loss and cumulative effect of changes in accounting principles.....    $ 1,051    $   281    $   805
                                                                                =======    =======    =======

      *Includes cost of fuel consumed of $1,523 million (unregulated) in 2003, $1,378 million (unregulated) in 2002 and $1,900 million (largely regulated) in 2001, respectively. The balance represents energy purchased for resale and delivery fees.

      The operations of the Energy segment are included above as unregulated, as the Texas market is now open to competition. However, retail pricing to residential customers in the historical service territory continues to be subject to certain price controls as discussed in Note 16.

      Other Income and Deductions --

                                                                                    Year Ended December 31,
                                                                                ------------------------------
                                                                                  2003       2002        2001
                                                                                -------    -------     -------
      Other income
          Net gain on sale of properties and businesses....................     $    46    $    35    $     9
          Unrealized foreign exchange gain on Australian dollar
             denominated note receivable....................................         23          -          -
          Equity portion of allowance for funds used during construction....          5          3          4
          Settlement of legal proceedings related to a gas contract                   -          -         18
          Other.............................................................          8         13         15
                                                                                -------    -------    -------
               Total other income...........................................    $    82    $    51    $    46
                                                                                =======    =======    =======
      Other deductions
          Loss on sale of properties........................................    $     3    $     3    $    12
          Equity losses of unconsolidated subsidiaries......................         17        105         54
          Loss related to telecommunications partnership....................          -        150          -
          Loss on retirement of debt........................................          4         63        149
          Regulatory asset write-off........................................          -          -         95
          Asset impairment-generation construction projects.................          -        237          -
          Expenses related to impaired construction projects................          6          7          7
          Premium on redemption of preferred stock..........................          3          -          -
          Other.............................................................         13         12         14
                                                                                -------    -------    -------
                                                                                $    46    $   577    $   331
                                                                                =======    =======    =======

      Credit Risk -- Credit risk relates to the risk of loss associated with non-performance by counterparties. TXU Corp. maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies require an evaluation of a potential counterparty's financial condition, credit rating, and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools, including but not limited to use of standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. TXU Corp. has standardized documented processes for monitoring and managing its credit exposure, including methodologies to analyze counterparties' financial strength, measurement of current and potential future credit exposures and standardized contract language that provides rights for netting and set-off. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, individual counterparties and credit portfolios are managed to preset limits and stress tested to assess potential credit exposure. This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure to TXU Corp. Additionally, TXU Corp. has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any prospective material adverse change in the payment history or financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

      Gross Credit Exposure -- TXU Corp.'s regional gross exposure to credit risk as of December 31, 2003, is as follows:

            Region                                     Credit Exposure
            ------                                     ---------------

            US............................                  $2,274
            Australia.....................                     539
                                                            ------
            Consolidated..................                  $2,813
                                                            ======

      TXU Corp.'s gross exposure to credit risk represents trade accounts receivable (net of allowance for uncollectible accounts receivable of $60 million), as well as commodity contract assets and other derivative assets that arise primarily from hedging activities. Credit is coordinated between regions to reduce exposure on a consolidated basis, to provide transparency between regions with respect to economic, regulatory, weather and other conditions, and to communicate objectives and processes through various risk committees and forums.

      A large share of gross assets subject to credit risk represents accounts receivable from the retail sale of electricity and gas to residential and small business customers. The risk of material loss (after consideration of allowances) from non-performance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from non-payment by these customers based on historical experience and market or operational conditions. In addition, Oncor has exposure to credit risk as a result of non-performance by nonaffiliated REPs.

      Most of the remaining trade accounts receivable are with large business customers and hedging counterparties. These counterparties include major energy companies, financial institutions, gas and electric utilities, independent power producers, oil and gas producers and energy trading companies.

      The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of December 31, 2003, is $1.3 billion net of standardized master netting contracts and agreements that provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by TXU Corp. (cash, letters of credit and other security interests), the net credit exposure is $1.0 billion. Of this amount, approximately 87% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and TXU Corp.'s internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Corp. routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

      TXU Corp. had no exposure to any one customer or counterparty greater than 10% of the net exposure of $1.0 billion at December 31, 2003. Additionally, approximately 67% of the credit exposure, net of collateral held, has a maturity date of two years or less. TXU Corp. does not anticipate any material adverse effect on its financial position or results of operations as a result of non-performance by any customer or counterparty.

     Interest Expense and Related Charges --

                                                                            Year Ended December 31,
                                                                      ----------------------------------
                                                                         2003         2002         2001
                                                                         ----         ----         ----
Interest.......................................................        $  901        $  808      $  835
Interest on long-term debt held by subsidiary trust............            38            40         101
Preferred stock dividends of subsidiaries......................             9            13          14
Amortization of debt discounts, premiums and issuance cost.....            39            33          36
Allowance for borrowed funds used during construction
   and capitalized interest....................................           (12)          (12)        (21)
                                                                       ------        ------      ------
      Total interest expense and other related charges.........        $  975        $  882      $  965
                                                                       ======        ======      ======

      FIN 46 and SFAS 150 have affected the balance sheet presentation of mandatorily redeemable securities. However, there has been no effect on the presentation of related interest charges on the income statement as the effect was not material.

      Regulatory Assets and Liabilities --

                                                                                                December 31,
                                                                                         -----------------------
                                                                                             2003          2002
                                                                                             ----          ----
Regulatory Assets
Generation-related regulatory assets recoverable by securitization bonds....               $1,654        $1,652
Securities reacquisition costs..............................................                  121           124
Recoverable deferred income taxes-- net.....................................                   96            76
Other regulatory assets.....................................................                  207           217
                                                                                           ------        ------
    Total regulatory assets.................................................                2,078         2,069
                                                                                           ------        ------

Regulatory Liabilities
Liability related to excess mitigation credit...............................                    -           170
Asset retirement obligations - removal cost.................................                  129           118
Investment tax credit and protected excess deferred  taxes..................                   89            99
Other ......................................................................                   23            28
                                                                                           ------        ------
    Total regulatory liabilities............................................                  241           415
                                                                                           ------        ------

      Net regulatory assets.................................................               $1,837        $1,654
                                                                                           ======        ======

      Included in net regulatory assets are assets of $1.9 billion and $1.8 billion at December 31, 2003 and 2002, respectively, that were not earning a return. These amounts consist primarily of the assets recoverable through the issuance of securitization bonds, which will be amortized to expense over the term of the bonds. (See Note 16). All other regulatory assets have a remaining recovery period of 13 to 47 years.

      Included in other regulatory assets as of December 31, 2003 was $29 million related to nuclear decommissioning liabilities.

      Restricted Cash -- At December 31, 2003, TXU Corp. had a $525 million investment in LOC Trust, accounted for as restricted cash, representing collateral to support a new $500 million credit facility (see Note 7). The remaining restricted cash reported in investments on the balance sheet as of December 31, 2003 included $44 million held as collateral for letters of credit issued and $13 million principally related to payment of fees associated with the securitization bonds. At December 31, 2003, the Oncor Electric Delivery Transition Bond Company LLC had $12 million of restricted cash, representing collections from customers, that secure its securitization bonds and may be used only to service its debt and pay its expenses. As of December 31, 2003, all of the restricted cash of $210 million from the net proceeds of Oncor's issuance of senior secured notes in December 2002 had been used to pay the interest and principal of Oncor's first mortgage bonds due March 1 and April 1, 2003.

      Related Party Transactions -- See discussion in Note 5 under "Investments in Unconsolidated Entities."

      Accounts Receivable -- At December 31, 2003 and December 31, 2002, accounts receivable of $1.4 billion and $1.7 billion are stated net of allowance for uncollectible accounts of $60 million and $82 million, respectively. During 2003, bad debt expense was $133 million, account write-offs were $142 million and other activity decreased the allowance for uncollectible accounts by $13 million. During 2002, bad debt expense was $168 million, account write-offs were $123 million and other activity increased the allowance for uncollectible accounts by $3 million. Allowances related to receivables sold are reported in current liabilities and totaled $42 million and $20 million at December 31, 2003 and 2002, respectively.

      Accounts receivable included $625 million and $644 million of unbilled revenues at December 31, 2003 and 2002, respectively.

      Commodity Contracts -- At December 31, 2003 and 2002, current and noncurrent commodity contract assets totaling $1.3 billion and $2.0 billion, respectively, are stated net of applicable credit (collection) and performance reserves totaling $18 million and $44 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

     Inventories by Major Category --

                                                          December 31,
                                                       2003            2002
                                                       ----            ----
Materials and supplies...........................    $  269          $  279
Fuel stock.......................................       108              91
Gas stored underground...........................       222             175
                                                     ------          ------
    Total inventories............................    $  599          $  545
                                                     ======          ======

      Inventories reflect a $22 million reduction as a result of the rescission of EITF 98-10 as discussed in Note 1.

      Property, Plant and Equipment --

                                                                                              December 31,
                                                                                           --------------------
                                                                                            2003           2002
                                                                                            ----           ----
   Energy:
        Generation...............................................................          $15,900       $15,675
        Nuclear fuel (net of accumulated amortization of $934 and $847)..........              131           137
        Other assets.............................................................              739           460
   Energy Delivery:
        Transmission - electricity...............................................            2,349         2,176
        Distribution - electricity...............................................            6,676         6,376
        Gas distribution and pipeline............................................            1,883         1,782
        Other assets.............................................................              506           483
   Corporate and  Other..........................................................              202           182
                                                                                           -------       -------
        Total....................................................................           28,386        27,271
   Less accumulated depreciation.................................................           10,303         9,503
                                                                                           -------       -------
        Net of accumulated depreciation..........................................           18,083        17,768
   Construction work in progress.................................................              441           434
                                                                                             -----       -------
        Net US property, plant and equipment.....................................           18,524        18,202
   Australia:
        Electric and gas distribution and generation (net of accumulated
            depreciation of $597 and $369).......................................            2,396         1,779
                                                                                           -------       -------
        Net property, plant and equipment........................................          $20,920       $19,981
                                                                                           =======       =======

      As of December 31, 2003, substantially all of Oncor's electric utility property, plant and equipment (with a net book value of $6.3 billion) is pledged as collateral on Oncor's first mortgage bonds and senior secured notes.

      Supplemental Cash Flow Information --

                                                                            Year Ended December 31,
                                                                         ---------------------------------
                                                                          2003           2002        2001
                                                                          ----           ----         ----
Cash payments (receipts):
   Interest (net of amounts capitalized)............................       $   884       $  813      $  971
   Income taxes.....................................................       $  (597)      $  (17)     $   30
Non-cash investing and financing activities:
   Note receivable from sale of assets..............................       $     -       $    -      $  186
   Equity purchase contracts........................................       $     -       $    -      $ (190)
   Equity-linked securities surrendered to meet obligations under
      related common stock purchase contracts........................      $     -       $  238      $    -
   Discount related to exchangeable preferred membership interests
      recorded to paid-in-capital.....................................     $     -       $  111      $    -


      The consolidation of Pinnacle was a noncash activity.

      See Note 2 for the effects of adopting SFAS 143, which were noncash in nature.

      See Note 9 for discussion of the exchange of TXU Energy subordinated notes for preferred membership interests, which was a noncash transaction.

      Quarterly Information (unaudited) -- The results of operations by quarter are summarized below and reflect the discontinuance of the telecommunications, Mexico and strategic retail service businesses operations

      In the opinion of TXU Corp., all other adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of a full year's operations because of seasonal and other factors.

                                                                                       Quarter Ended
                                                                       --------------------------------------------
                                                                       March 31    June 30     Sept. 30     Dec. 31
                                                                       --------    -------     --------     -------
2003:
Operating revenues ................................................    $ 2,760     $ 2,617     $ 3,104      $ 2,527
Income from continuing operations before extraordinary loss and
   cumulative effect of changes in accounting principles...........    $   115     $   178     $   372      $    72
Income (loss) from discontinued operations, net of tax effect......    $   (12)    $   (67)    $    25      $   (43)
Cumulative effect of changes in accounting principles,
  net of tax benefit...............................................    $   (58)    $       -   $     -      $     -
Net income before preference stock dividends ......................    $    45     $   111     $   397      $    29
Net income available for common stock .............................    $    40     $   105     $   392      $    23
Basic per share of common stock:
    Income from continuing operations before cumulative effect of changes in accounting principles after provision for
       preference dividends........................................    $    .34    $    .54    $   1.14     $    .20
    Income (loss) from discontinued operations, net of tax effect      $   (.04)   $   (.21)   $    .08     $   (.13)
    Cumulative effect of changes in accounting principles, net of
       tax benefit ................................................    $   (.17)   $       -   $    -       $     -
    Net income available for common stock..........................    $    .13    $    .33    $   1.22     $    .07
Diluted per share of common stock:
    Income from continuing operations before cumulative effect of changes in accounting principles after provision for
       preference dividends........................................    $    .34    $    .49    $   1.01     $    .20
    Income (loss) from discontinued operations, net of tax effect      $   (.04)   $   (.18)   $    .06     $   (.13)
    Cumulative effect of changes in accounting principles, net of                  $
       tax benefit ................................................    $   (.17)  -            $    -       $     -
    Net income available for common stock..........................    $    .13    $    .31    $   1.07     $    .07

2002:
Operating revenues ..............................................      $ 2,421     $ 2,471     $ 2,887      $ 2,117
Income (loss) from continuing operations before extraordinary
   loss and cumulative effect of changes in accounting principles..    $   261     $   192     $   270      $  (541)
Income (loss) from discontinued operations, net of tax effect......    $    (6)    $     9     $   (59)     $(4,202)
Extraordinary loss, net of tax effect..............................    $     -     $     -     $    -       $  (134)
Net income (loss) before preference stock dividends................    $   255     $   201     $   211      $(4,877)
Net income (loss) available for common stock ......................    $   250     $   195     $   206      $(4,883)
Basic per share of common stock:
    Income (loss) from continuing operations before extraordinary
       loss after provision for preference dividends...............    $    .97    $    .70    $    .94     $  (1.84)
    Income (loss) from discontinued operations, net of tax effect      $   (.02)   $    .03    $   (.21)    $ (14.15)
    Extraordinary loss, net of tax effect .........................    $     -     $      -    $      -     $   (.45)
    Net income (loss) available for common stock...................    $    .95    $    .73    $    .73     $ (16.44)
Diluted per share of common stock:
    Income (loss) from continuing operations before extraordinary
       loss after provision for preference dividends...............    $    .96    $    .69    $    .94     $  (1.84)
    Income (loss) from discontinued operations, net of tax effect..    $   (.02)   $    .03    $   (.21)    $ (14.15)
    Extraordinary loss, net of tax effect .........................    $     -     $       -   $    -       $   (.45)
    Net income (loss) available for common stock...................    $    .94    $    .72    $    .73     $ (16.44)


      Included in fourth quarter 2003 income from discontinued operations were impairment and other exit charges totaling $30 million ($20 million after-tax). Included in fourth quarter 2002 results of continuing operations were a $185 million ($120 million after-tax) accrual for regulatory-related retail clawback $187 million ($174 million after-tax) in impairment charges related to the telecommunications investments, and a $237 million ($154 million after-tax) writedown of an investment in generation plant construction projects. (See Notes 3 and 16.)

      Reconciliation of Previously Reported Quarterly Information -- The following table presents the changes to previously reported quarterly amounts to reflect discontinued operations (see Note 3). Net income was not affected by these changes.

                                                                                Quarter Ended
                                                                ---------------------------------------------
                                                                March 31     June 30     Sept. 30    Dec. 31
                                                                --------     -------     --------    -------
                                                                Increase (Decrease) from Previously Reported
2003:
Revenues - from discontinued operations ..................      $    (55)   $    (55)    $    (32)   $      -
Income (loss) from continuing operations before
extraordinary loss and
   cumulative effect of changes in accounting principles..      $      9    $      1     $     (1)   $      -
Income (loss) from discontinued operations, net of tax
effect ...................................................      $     (9)   $     (1)    $      1    $      -

2002:
Revenues - from discontinued operations...................     $     (32)   $    (34)    $    (31)   $    (41)
Income (loss) from continuing operations before
extraordinary loss and cumulative effect of changes in
  accounting principles...................................     $       4    $     14     $     15    $     15
Loss from discontinued operations, net of tax effect .....     $      (4)   $    (14)    $    (15)   $    (15)



                      TXU CORP. Exhibits to 2003 Form 10-K
                                                                                          APPENDIX B

                 Previously Filed*
                 -----------------
                     With File            As
  Exhibits            Number           Exhibit
  --------           ---------         -------
(2)            Plans of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

 2(a)          1-12833                2           --    Master Separation Agreement by and  among Oncor, TXU
               Form 8-K                                 Generation Holdings Company LLC, TXU Merger Energy
               (filed January 16,                       Trading Company LP, TXU SESCO Company, TXU
                2002)                                   SESCO Energy Services  Company, TXU Energy Retail Company LP
                                                        and TXU US Holdings, dated as of December 14, 2001.
3(i)           Articles of Incorporation.

3(a)           333-37652              4(a)        --    Restated Articles of Incorporation, dated May 25, 1999, as
               Form S-3 (filed May                      amended on June 14, 1999, and May 15, 2000.
               23, 2000)

3(b)           1-12833                1           --    Rights Agreement, dated as of February 19, 1999, between the
               Form 8-A                                 Company and The Bank of New York, which includes as Exhibit
               (filed February 26,                      A thereto the form of Statement of Resolution Establishing
               1999)                                    the Series A Preference Stock, Exhibit B thereto the form of a Right Certificate and
                                                        Exhibit C thereto the
                                                        Summary of Rights to
                                                        Purchase Series A
                                                        Preference Stock.
3(c)           1-12833                3(b)        --    Statement of Resolution establishing Flexible Money Market
               Form 10-Q                                Cumulative Preference Stock, Series B of TXU Corp. dated as
               (Quarter ended                           of June 16, 2000.
               June 30, 2000)
               (filed August 10,
               2000)

3(d)           333-49434              4(d)        --    Statement of Resolution establishing Mandatorily Convertible
               Form S-3 (filed                          Single Reset Preference Stock, Series C of TXU Corp. dated
               November 7, 2000)                        August 11, 2000.

3(ii)          By-laws.

3(e)                                              --    Restated Bylaws dated November 21, 2003. (4) Instruments

4              Instruments Defining the Rights of Security Holders, Including Indentures.**

               TXU Corp.

4(a)           333-45999              4(b)        --    Indenture, dated October 1, 1997, relating to TXU Corp.'s
               Form S-4 (filed                          6.375% Series B Senior Notes and 6.375% Series B Exchange
               February 10, 1998)                       Notes (together, Series B Notes).

4(b)           333-45999              4(f)        --    Officer's Certificate dated October 10, 1997 establishing
               Form S-4 (filed                          TXU Corp.'s Series B Notes.
               February 10, 1998)

4(c)           0-12833                4(ff)       --    Indenture, dated January 1, 1998, relating to TXU Corp.'s
               Form 10-K (1997)                         6.375% Series C Senior Notes and 6.375% Series C Exchange
               (filed March 27,                         Notes (together, Series C Notes).
               1998)

4(d)           0-12833                4(hh)       --    Officers' Certificate establishing TXU Corp.'s Series C
               Form 10-K (1997)                         Notes.
               (filed March 27,
               1998)

                  Previously Filed*
                 -----------------
                     With File            As
  Exhibits            Number           Exhibit
  --------           ---------         -------

4(e)           1-12833                4(g)        --    Indenture (For Unsecured Debt Securities Series D
               Form 8-K                                 and Series E), dated as of July 1, 1998, between TXU
               (filed August 31,                        Corp. and The Bank of New York.
               1998)

4(f)           1-12833                4(h)        --    Officers' Certificate, dated July 22, 1998 establishing the
               Form 8-K                                 terms of TXU Corp.'s 6.37% Series D Senior Notes and 6.50%
               (filed August 31,                        Series E Senior Notes.
               1998)

4(g)           1-12833                4(a)        --    Indenture (For Unsecured Subordinated Debt Securities
               Form 8-K (filed                          Relating to Trust Securities), dated as of December 1, 1998,
               January 19, 1999)                        between TXU Corp. and The Bank of New York, as Trustee.

4(h)           1-12833                4(b)        --    Officer's Certificate, dated as of December 30, 1998,
               Form 8-K                                 establishing the terms of TXU Corp.'s 71/4% Junior
               (filed January 19,                       Subordinated Debentures, Series A issued in connection with
               1999)                                    the preferred securities of TXU Capital I.

4(i)           1-12833                4(c)        --    Amended and Restated Trust Agreement, dated as of December
               Form 8-K                                 30, 1998, between TXU Corp., as Depositor, and The Bank of
               (filed January 19,                       New York, The Bank of New York (Delaware), and the
               1999)                                    Administrative Trustees thereunder.

4(j)           1-12833                4(d)        --    Guarantee Agreement with respect to TXU Capital I, dated as
               Form 8-K                                 of December 30, 1998, between TXU Corp., as Guarantor, and
               (filed January 19,                       The Bank of New York, as Trustee.
               1999)

4(k)           1-12833                4(e)        --    Agreement as to Expenses and Liabilities, dated as of
               Form 8-K (filed                          December 30, 1998, between TXU Corp. and TXU Capital I.
               January 19, 1999)

4(l)           1-12833                4(iii)      --    Officer's Certificate dated as of December 13, 1999
               Form 10-K                                establishing the terms of TXU Corp.'s 8.70% Junior
               (1999) (filed March                      Subordinated Debentures, Series B, issued in connection with
               20, 2000)                                the preferred securities of TXU Capital II.

4(m)           1-12833                4(jjj)      --    Amended and Restated Trust Agreement, dated as of December
               Form 10-K                                13, 1999, between TXU Corp., as Depositor, and The Bank of
               (1999) (filed March                      New York, The Bank of New York (Delaware), and the
               20, 2000)                                Administrative Trustees thereunder.

4(n)           1-12833                4(kkk)      --    Guarantee Agreement with respect to TXU Capital II, dated as
               Form 10-K                                of December 13, 1999, between TXU Corp., as Guarantor, and
               (1999) (filed March                      The Bank of New York, as Trustee.
               20, 2000)

4(o)           1-12833                4(lll)      --    Agreement as to Expenses and Liabilities, dated as of
               Form 10-K                                December 13, 1999, between TXU Corp. and TXU Capital II.
               (1999) (filed March
               20, 2000)

4(p)           1-12833                4(b)        --    Indenture (For Unsecured Debt Securities Series J), dated as
               Form 10-Q (Quarter                       of June 1, 2001 between TXU Corp. and The Bank of New York,
               ended June 30, 2001)                     as Trustee.
               (filed August 10,
               2001)

                                      B-2

                 Previously Filed*
                 -----------------
                     With File            As
  Exhibits            Number           Exhibit
  --------           ---------         -------
4(q)           1-12833                4(c)        --    Officer's Certificate dated June 15, 2001 establishing the
               Form 10-Q (Quarter                       terms of TXU Corp.'s 6.375% Series J Senior Notes due June
               ended June 30, 2001)                     15, 2006.
               (filed August 10,
               2001)

4(r)           1-12833                4(b)        --    Indenture (For Unsecured Debt Securities Series K and L),
               Form 10-Q (Quarter                       dated as of October 1, 2001, between TXU Corp. and The Bank
               ended September 30,                      of New York.
               2001) (filed
               November 13, 2001)

4(s)           1-12833                4(c)        --    Officer's Certificate, dated October 16, 2001, establishing
               Form 10-Q (Quarter                       the terms of TXU Corp.'s Series K Senior Notes and Series L
               ended September 30,                      Senior Notes.
               2001) (filed
               November 13, 2001)

4(t)           1-12833                4(d)        --    Purchase Contract Agreement, dated as of October 1, 2001,
               Form 10-Q (Quarter                       between TXU Corp. and The Bank of New York with respect to
               ended September 30,                      TXU's issuance of Equity Units.
               2001) (filed
               November 13, 2001)

4(u)           1-12833                4(e)        --    Pledge Agreement, dated as of October 1, 2001, among TXU
               Form 10-Q (Quarter                       Corp., The Chase Manhattan Bank and The Bank of New York
               ended September 30,                      with respect to the Equity Units.
               2001) (filed
               November 13, 2001)

4(v)           1-12833                4(a)       --     Indenture (For Unsecured Debt Securities Series M), dated as
               Form 10-Q                                of June 1, 2002, between TXU Corp. and The Bank of New York.
               (Quarter ended June
               30, 2002) (filed
               August 14, 2002)

4(w)           1-12833                4(b)       --     Officers' Certificate, dated June 5, 2002, establishing the
               Form 10-Q                                terms of TXU Corp.'s Series M Senior Notes.
               (Quarter ended June
               30, 2002) (filed
               August 14, 2002)

4(x)           1-12833                4(c)       --     Purchase Contract Agreement, dated as of June 1, 2002,
               Form 10-Q                                between TXU Corp. and The Bank of New York, as Purchase
               (Quarter ended June                      Contract Agent and Trustee with respect to TXU Corp.'s
               30, 2002) (filed                         issuance of Equity Units.
               August 14, 2002)

4(y)           1-12833                4(d)       --     Pledge Agreement, dated as of June 1, 2002, among TXU Corp.,
               Form 10-Q                                JPMorgan Chase Bank, as Collateral Agent, Custodial Agent
               (Quarter ended June                      and Securities Intermediary and The Bank of New York as
               30, 2002) (filed                         Purchase Contract Agent with respect to Equity Units.
               August 14, 2002)

4(z)           1-12833                10(a)      --     Exchange Agreement, dated as of November 22, 2002, among TXU
               Form 8-K (filed                          Corp., TXU Energy and UXT Holdings LLC and UXT Intermediary
               November 26, 2002)                       LLC.

4(aa)          1-12833                10(b)      --     Registration Rights Agreement, dated as of November 22,
               Form 8-K (filed                          2002, among TXU Corp. and UXT Holdings LLC and UXT
               November 26, 2002)                       Intermediary LLC.

                                      B-3


                  Previously Filed*
                 -----------------
                     With File            As
  Exhibits            Number           Exhibit
  --------           ---------         -------

4(bb)          1-12833                4(uu)      --     Amendment No. 1 to Registration Rights Agreement, dated as
               Form 10-K (2002)                         of December 19, 2002, among TXU Corp. and UXT Holdings LLC
               (filed March 12,                         and UXT Intermediary LLC.
               2003)

4(cc)          1-12833                4(b)       --     Amendment No. 2 to Registration Rights Agreement, dated as
               Form 10-Q (Quarter                       of July 1, 2003, among TXU Corp. and the entities listed on
               Ended June 30, 2003)                     Schedule A thereto (including UXT Holdings LLC and UXT
               (filed August 13,                        Intermediary LLC).
               2003)

4(dd)          333-110125             4(g)       --     Indenture (For Unsecured Debt Securities Series N), dated as
               Form S-3 (filed                          of July 1, 2003, between TXU Corp. and The Bank of New York,
               October 31, 2003)                        as trustee.

4(ee)          333-110125             4(h)        --    Officer's Certificate, dated July 15, 2003 establishing the
               Form S-3 (filed                          Floating Rate Convertible Senior Notes due 2033" (the
               October 31, 2003)                        "Series N Notes").

4(ff)          333-110125             4(i)       --     Form of Floating Rate Convertible Senior Notes due 2033
               Form S-3 (filed                          (incorporated as Exhibit A to Officer's Certificate, dated
               October 31, 2003)                        July 15, 2003, contained in Exhibit 4(aa).

4(gg)          333-110125             4(f)       --     Registration Rights Agreement, dated as of July 9, 2003,
               Form S-3 (filed                          among TXU Corp. and Credit Suisse First Boston LLC, as
               October 31, 2003)                        representatives of the several other initial purchasers
                                                        named therein.
               Oncor Electric Delivery Company

4(hh)          2-90185                4(a)        --    Mortgage and Deed of Trust, dated as of December 1, 1983,
               Form S-3 (filed                          between Oncor and The Bank of New York, as Trustee.
               March 27, 1984)
4(ii)(1)
                                                  --    Supplemental Indentures to Mortgage and Deed of Trust:

                                                                    Number              Dated as of
                                                                    ------              -----------
               2-90185                4(b)              First                           April 1, 1984
               Form S-3 (filed
               March 27, 1984)

               33-24089               4(a)-1            Fifteenth                       July 1, 1987
               Form S-3 (filed
               August 30, 1988)

               33-30141               4(a)-3            Twenty-second                   January 1, 1989
               Form S-3 (filed July
               26, 1989)

               33-35614               4(a)-3            Twenty-fifth                    December 1, 1989
               Form S-3 (filed June
               27, 1990)

               33-39493               4(a)-2            Twenty-eighth                   October 1, 1990
               Form S-3 (filed
               March 19, 1991)

               33-49710               4(a)-1            Thirty-fourth                   April 1, 1992
               Form S-3 (filed July
               17, 1992)

                                      B-4


                 Previously Filed*
                 -----------------
                     With File            As
  Exhibits            Number           Exhibit
  --------           ---------         -------

               33-57576               4(a)-3            Fortieth                        November 1, 1992
               Form S-3 (filed
               January 29, 1993)

               33-60528               4(a)-1            Forty-second                    March 1, 1993
               Form S-3 (filed
               April 2, 1993)

               33-64692               4(a)-2            Forty-fourth                    April 1, 1993
               Form S-3 (filed June
               18, 1993)

               33-68100               4(a)-1            Forty-sixth                     July 1, 1993
               Form S-3 (Amendment
               No. 1) (filed
               September 2, 1994)

               33-68100               4(a)-3            Forty-seventh                   October 1, 1993
               Form S-3 (Amendment
               No. 1) (filed
               September 2, 1994)

               1-12833                4(2)(1)           Sixty-third                     January 1, 2002
               Form 10-K
               (2001) (filed March
               14, 2002)

               1-12833                4                 Sixty-fourth                    May 1, 2002
               Form 10-Q
               (Quarter ended March
               31, 2002) (filed May
               15, 2002)

               333-100240             4(f)(2)           Sixty-fifth                     December 1, 2002
               Form S-4 (filed
               January 6, 2003)

4(jj)          333-100240             4(a)      --      Indenture and Deed of Trust, dated as of May 1, 2002,
               Form S-4                                 between Oncor and The Bank of New York, as Trustee.
               (filed October 2,
               2002)

4(kk)          333-100240             4(c)       --     Form of Oncor Electric Delivery Company 6.375% Exchange
               Form S-4                                 Senior Secured Notes due 2012.
               (filed October 2,
               2002)

4(ll)          333-100240             4(d)       --     Form of Oncor Electric Delivery Company 7% Exchange Senior
               Form S-4                                 Secured Notes due 2032.
               (Filed October 2,
               2002)

4(mm)          333-106894             4(d)       --     Form of Oncor Electric Delivery Company 6.375% Exchange
               Form S-4                                 Senior Secured Notes due 2015.
               (filed July 9, 2003)

4(nn)          333-106894             4(e)       --     Form of Oncor Electric Delivery Company 7.250% Exchange
               Form S-4                                 Senior Secured Notes due 2033.
               (filed July 9, 2003)

(10)           Material Contracts.

                 Previously Filed*
                 -----------------
                     With File            As
  Exhibits            Number           Exhibit
  --------           ---------         -------
               Management Contracts.***

10(a)          1-12833                10(l)       --    Employment Agreement, dated July 1, 2000 between TXU Corp.
               Form 10-K                                and Michael J. McNally.
               (2000)(filed on
               March 9, 2001)

10(b)          1-12833                10(l)       --    Amendment to Employment Agreement, dated May 11, 2001
               Form 10-K                                between TXU Corp. and Michael J. McNally.
               (2001) (filed March
               14, 2002)

10(c)                                             --    Amendment to Employment Agreement dated February 28, 2003, between TXU Corp. and Michael J. McNally.

10(d)          1-12833                10(i)       --    Employment Agreement, dated December 3, 2002 between TXU
               Form 10-K                                Corp. and Brian N. Dickie.  (Expired on August 31, 2003).
               (2002) (filed on
               March 12, 2003)

10(e)          1-12833                10(j)       --    Employment Agreement, dated June 1, 2002 between TXU Corp.
               Form 10-K                                and Erle Nye.
               (2002) (filed on
               March 12, 2003)

10(f)          1-12833                10(m)       --    Employment Agreement, dated March 13, 2002 between TXU Corp.
               Form 10-K                                and Eric H. Peterson.
               (2002) (filed on
               March 12, 2003)

10(g)          333-108876             10(m)       --    Employment Agreement, dated July 1, 2000 by and between TXU
               Form S-4 (filed                          Corp. and W.M. Taylor, as amended on February 28, 2001, and
               September 17, 2003)                      again on May 11, 2001 and again on February 28, 2003.

10(h)                                             --   Employment Agreement, dated February 28, 2003, by and between TXU
                                                        Business Services Company and H. Dan Farell.

10(i)                                             --    Employment Agreement dated July 1, 2000, by and between Tom
                                                        Baker and TXU Corp., as amended on May 11, 2001, and again on February 28, 2003.

10(j)                                             --    Employment Agreement, dated February 23, 2004, between TXU
                                                        Corp. and C. John Wilder.

                        Employee Benefit Plans.***

10(k)          1-12833                10(a)       --    TXU Deferred and Incentive Compensation Plan, as amended and
               Form 10-K                                restated, effective August 17, 2001.
               (2001) (filed March
               14, 2002)

10(l)          1-12833                10(b)       --    TXU Salary Deferral Program, as amended and restated,
               Form 10-K                                effective August 17, 2001.
               (2001) (filed March
               14, 2002)

10(m)          1-12833                10(c)       --    TXU Second Supplemental Retirement Plan, as amended and
               Form 10-K                                restated, effective August 17, 2001.
               (2001) (filed March
               14, 2002)

                 Previously Filed*
                 -----------------
                     With File            As
  Exhibits            Number           Exhibit
  --------           ---------         -------
10(n)          1-12833                10(b)       --    TXU Deferred Compensation Plan for Outside Directors, as
               Form 10-Q                                amended and restated effective July 1, 2002.
               (Quarter ended March
               31, 2003) (filed May
               15, 2003)

10(o)          1-12833                10(e)       --    TXU Long-Term Incentive Compensation Plan, as amended and
               Form 10-K                                restated effective May 10, 2002.
               (2002) (filed March
               12, 2003)

10(p)          1-12833                10(f)       --    TXU Annual Incentive Plan, as amended and restated effective
               Form 10-K                                as of August 17, 2001.
               (2001) (filed March
               14, 2002)

10(q)                                             --    TXU Split Dollar Life Insurance Program, as amended and
                                                        restated effective as of December 31, 2003.
10(r)                                             --    TXU Deferred Compensation Plan for Directors of
                                                        Subsidiaries, as amended and restated effective August 17,
                                                        2001.
10(s)          1-12833                10(a)       --    TXU Australia Services Pty Ltd, Employee Share Plan Rules,
               Form 10-Q (Quarter                       established December 21, 2001.
               ended March 31,
               2003) (filed May 15,
               2003)

10(t)          1-3183 (ENSERCH        10.12       --    ENSERCH Corporation (now TXU Gas Company) 1991 Stock
               Corporation)                             Incentive Plan
               Form 10-K (1990)

                        Credit Agreements.
10(u)          1-12833                10(c)       --    Three-year Revolving Credit Agreement, dated as of May 1,
               Form 10-Q                                2002, among TXU Corp., Citibank, N.A., as Administrative
               (Quarter ended March                     Agent, and the financial institutions named therein (Expired
               31, 2002) (filed on                      April 22, 2003).
               May 15, 2002)

10(v)          1-12833                10         --     Amendment, dated as of October 13, 2002, to the Three-year
               Form 8-K                                 Revolving Credit Agreement (Expired April 22, 2003).
               (filed October 17,
               2002)

10(w)          1-12833                10(a)      --     $500,000,000 Credit Agreement, dated as of August 8, 2003,
               Form 10-Q (Quarter                       among TXU Corp. and LOC 2003 Trust (TXU Corp. Agreement).
               ended September 30,
               2003) (filed
               November 12, 2003)

10(x)          1-12833                10(b)      --     Letter Amendment, dated September 19, 2003 to the TXU Corp.
               Form 10-Q (Quarter                       Credit Agreement dated August 8, 2003.
               ended September 30,
               2003) (filed
               November 12, 2003)


                Previously Filed*
                 -----------------
                     With File            As
Exhibits              Number           Exhibit
--------             --------          -------

10(y)          1-12833                10(c)      --     $500,000,000 Credit Agreement, dated as of August 8, 2003,
               Form 10-Q (Quarter                       among LOC 2003 Trust, certain banks listed therein and
               ended September 30,                      Credit Suisse First Boston, as Administrative Agent and
               2003)(filed                              Collateral Agent.
               November 12, 2003)

10(z)          1-12833                10(c)       --    $400,000,000 Three-Year Amended and Restated Revolving
               Form 8-K/A                               Credit Agreement, dated as of April 22, 2003, among TXU US
               (filed May 1, 2003)                      Holdings Company, as Borrower, TXU Corp., as Exiting
                                                        Borrower, certain banks listed therein and Citibank, N.A., as Administrative Agent.

10(aa)         1-12833                10(d)      --     Amendment No. 1, dated as of July 10, 2003 to the
               Form 10-Q (Quarter                       $400,000,000 Three-Year Amended and Restated Revolving
               ended September 30,                      Credit Agreement, dated as of April 22, 2003, among TXU US
               2003) (filed                             Holdings, TXU Corp., certain banks listed therein and
               November 12, 2003)                       Citibank, N.A., as Administrative Agent.

10(bb)         1-12833                10(b)       --    364 Day Competitive Advance and Revolving Credit Facility
               Form 10-Q                                Agreement, dated as of April 24, 2002 among TXU Energy,
               (Quarter ended March                     Oncor and US Holdings, Chase Manhattan Bank of Texas,
               31, 2002) (filed on                      National Association, as Administrative Agent, and certain
               May 15, 2002)                            banks listed therein and The Chase Manhattan Bank, as
                                                        Competitive Advance Facility Agent.  (Expired on April 22,
                                                        2003)

10(cc)         1-12833                10(b)       --    $1,400,000,000 Five-Year Third Amended and Restated
               Form 10-Q                                Competitive Advance and Revolving Credit Facility Agreement,
               (Quarter ended                           dated as of July 31, 2002, among TXU US Holdings Company,
               June 30, 2002)                           JPMorgan Chase Bank, as Administrative Agent and Competitive
               (filed on August 14,                     Advance Facility Agent, J.P. Morgan Securities, Inc., Bank
               2002)                                    of America, N.A. and Citibank, N.A.

10(dd)         1-12833                10(d)       --    Amendment, dated as of April 22, 2003, to $1,400,000,000
               Form 8-K/A                               Five-Year Third Amended and Restated Competitive Advance and
               (filed May 1, 2003)                      Revolving Credit Facility Agreement, dated as of July 31,
                                                        2002, among TXU US Holdings Company, certain banks listed
                                                        therein and JPMorgan Chase Bank, as Competitive Advance
                                                        Facility Agent, Administrative Agent and  Fronting Bank.

10(ee)         1-12833                10(e)      --     $450,000,000 Revolving Credit Agreement, dated as of April
               Form 8-K/A (filed                        22, 2003, among Oncor, TXU Energy and certain banks listed
               May 1, 2003)                             therein, and JPMorgan Chase Bank, as Administrative Agent.

10(ff)         1-12833                10(e)      --     Amendment No. 1, dated August 29, 2003, to the $450,000,000
               Form 10-Q (Quarter                       Revolving Credit Agreement, dated as of April 22, 2003,
               ended September 30,                      among TXU Energy, Oncor, certain banks listed therein and JP
               2003) (filed                             Morgan Chase Banks as Administrative Agent and Fronting Bank.
               November 12, 2003)

10(gg)         333-100240             10(c)       --    $150,000,000 Senior Secured Credit Agreement, dated December
               (Pre-Effective                           20, 2002, among Oncor and certain banks listed therein, and
               Amendment No. 1)                         Credit Suisse First Boston, as Administrative Agent.
               Form S-4 (filed                          (Expired 364 days after Closing Date)
               January 6, 2003)

                                      B-8

            Previously Filed*
                 -----------------
                     With File            As
Exhibits              Number           Exhibit
--------             --------          -------

10(hh)                                                  Amendment and Restatement Deed - Deed of Common Terms dated
                                                        February 26, 2004, between TXU Australia Holdings Pty Ltd, the
                                                        Partnership, the Obligors, the Senior Creditors, the
                                                        Continuing Financiers, the Retiring Financiers, the Continuing Hedge
                                                        Counterparties, the New Financiers, the Junior Creditors, TXU Corp, the
                                                        General Partners, the Limited Partners, the Retiring Trustee, the
                                                        New Trustee, the Retiring Syndicated Facilities Agent, the
                                                        New Syndicated Facilities Agent (each as defined in that
                                                        deed); Deed of Common Terms (Refinancing) and Deed of Common Terms
                                                        (IPO), both attached thereto.

10(ii)                                                  Loan Note Subscription Agreement dated February 26, 2004, between TXU
                                                        Australia Holdings Pty Ltd, each of the Financiers listed in the
                                                        Details to that agreement and Australia and New Zealand Banking
                                                        Group Limited as Facility Agent.

10(jj)                                                  Loan Note Deed Poll dated February 26, 2004, between TXU
                                                        Australia Holdings Pty Ltd, each person who from time to
                                                        time is a Financier and the Facility Agent.

10(kk)                                                  Working Capital Facilities Agreement dated February 26,
                                                        2004, between TXU Australia Holdings Pty Ltd, Australia and
                                                        New Zealand Banking Group Limited and Commonwealth Bank of
                                                        Australia.

                        Other Material Contracts.

10(ll)         333-100240             10(c)       --    Generation Interconnection Agreement, dated December 14,
               Form S-4                                 2001, between Oncor and TXU Generation Company LP.
               (filed October 2,
               2002)

10(mm)         333-100240             10(d)       --    Generation Interconnection Agreement, dated December 14,
               Form S-4                                 2001, between Oncor and TXU Generation Company LP, for
               (filed October 2,                        itself and as Agent for TXU Big Brown Company LP, TXU
               2002)                                    Mountain Creek Company LP, TXU Handley Company LP, TXU
                                                        Tradinghouse Company LP and TXU DeCordova Company LP
                                                        (Interconnection Agreement).

10(nn)         333-100240             10(e)       --    Amendment No. 1 to Interconnection Agreement, dated May 31,
               Form S-4                                 2002.
               (filed October 2,
               2002)

10(oo)         333-100240             10(f)       --    Standard Form Agreement between Oncor and Competitive
               Form S-4                                 Retailer Regarding Terms and Conditions of Delivery of
               (filed October 2,                        Electric Power and Energy.
               2002)

10(pp)         1-12833                10(w)       --    Stipulation and Joint Application for Approval of Settlement
               Form 10-K (2002)                         as approved by the PUC in Docket Nos. 21527 and 24892.
               (filed March 12,
               2003)

                  Previously Filed*
                 -----------------
                     With File            As
Exhibits              Number           Exhibit
--------             --------          -------
10(qq)                                            --    Lease Agreement dated as of February 14, 2002 between State
                                                        Street Bank and Trust Company of Connecticut, National
                                                        Association, as owner trustee of ZSF/Dallas Tower Trust, a
                                                        Delaware grantor trust, as Lessor and TXU Properties
                                                        Company, a Texas corporation, as Lessee (Energy Plaza
                                                        Property).

10(rr)                                            --    Guaranty Agreement dated February 14, 2002 by TXU Corp. in favor of State Street Bank and Trust Company of Connecticut,
                                                        National Association, as owner trustee of ZSF/Dallas Tower
                                                        Trust, a Delaware grantor trust, as Lessor.

10(ss)                                            --    Additional Guaranty Agreement dated November 19, 2002 by TXU
                                                        Energy Company LLC in favor of State Street Bank and Trust
                                                        Company of Connecticut, National Association, as owner
                                                        trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor.

(12)           Statement Regarding Computation of Ratios.

12                                                --    Computation of Ratio of Earnings to Fixed Charges, and Ratio
                                                        of Earnings to Combined Fixed Charges and Preference
                                                        Dividends.

(21)           Subsidiaries of the Registrant.

21                                                --    Subsidiaries of TXU Corp.

(23)                                                    Consents of Experts and
                                                        Counsel.

23(a)                                             --    Consent of Counsel to TXU Corp.

23(b)                                             --    Consent of Deloitte & Touche LLP, Independent Auditors for
                                                        TXU Corp.

23(c)                                             --    Consent of Deloitte & Touche LLP, Independent Auditors for
                                                        Pinnacle One Partners, L.P.

(31)           Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)                                             --    Certification of C. John Wilder, principal executive officer of TXU Corp., pursuant to Section 302 of the Sarbanes-Oxley
                                                        Act of 2002.

31(b)                                             --    Certification of H. Dan Farell, principal financial officer of TXU Corp., pursuant to Section 302 of the Sarbanes-Oxley
                                                        Act of 2002.

(32)           Section 1350 Certifications.

32(a)                                             --    Certification of C. John Wilder, principal executive officer of TXU Corp., pursuant to Section 906 of the Sarbanes-Oxley
                                                        Act of 2002.

32(b)                                             --    Certification of H. Dan Farell, principal financial officer of TXU Corp., pursuant to Section 906 of the Sarbanes-Oxley
                                                        Act of 2002.

(99)                                                    Additional Exhibits.

99(a)          33-55408               99(a)       --    Agreement, dated as of January 30, 1990, between TXU US
                                                        Holdings and Tex-La Electric Cooperative of Texas, Inc.

-----------------------------------
*        Incorporated herein by reference.

** Certain instruments defining the rights of holders of long-term debt of the registrant's subsidiaries included in the financial statements filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees, upon request of the Securities and Exchange Commission, to furnish a copy of any such omitted instrument.

*** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

                                                                                                      Appendix C

                                TABLE OF CONTENTS
                                                                                                          Page
                                                                                                         ----
Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


          Audited financial statements of Pinnacle One Partners, L.P.

               Independent Auditors' Report .......................................................       C-2
               Consolidated Statements of Operations and Comprehensive Loss .......................       C-3
               Consolidated Balance Sheets ........................................................       C-4
               Consolidated Statements of Partners' Capital (Deficit) .............................       C-6
               Consolidated Statements of Cash Flows ..............................................       C-7
               Notes to Consolidated Financial Statements .........................................       C-8


INDEPENDENT AUDITORS' REPORT

To the Partners of
Pinnacle One Partners, L.P.
Irving, Texas

We have audited the accompanying consolidated balance sheets of Pinnacle One Partners, L.P. and subsidiaries ("Pinnacle") as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, partners' capital (deficit), and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of Pinnacle's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacle One Partners, L.P. and subsidiaries at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, Pinnacle changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".



DELOITTE & TOUCHE LLP

Dallas, Texas
March 21, 2003 (March 11, 2004 as to note 14)

                  PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS



                                                                                       December 31,
                                                                            ---------------------------------
                                                                               2002                  2001
                                                                               ----                  ----
                                                                                 Thousands   of   Dollars

Operating revenues............................................              $214,709                $207,451
                                                                            --------                --------
Operating costs and expenses
     Network operating costs..................................                76,891                  95,663
     Selling, general and administrative expenses ............               109,956                  89,330
     Depreciation and amortization............................                40,990                  50,177
     Goodwill impairment charge...............................                18,000                       -
     Asset impairment and restructuring charges...............               101,390                       -
                                                                           ---------                --------
                Total operating costs and expenses............               347,227                 235,170
                                                                           ---------                --------

Operating loss................................................             (132,518)                 (27,719)

Other income (expense):
     Interest income..........................................                12,702                  17,722
     Interest expense.........................................               (79,397)                (83,593)
     Preferred return to Zenith ..............................               (24,000)                (24,000)
     Amortization of debt discount............................                (5,302)                 (5,406)
     Allowance for funds used during construction.............                   179                     572
     Gain on sale of property and investments.................                   558                   6,158
     Partnership income.......................................                 2,332                   3,151
     Minority interest........................................                 8,048                     507
     Other income (expense) - net.............................                   489                     103
                                                                           ---------               ---------
               Total other expense............................               (84,391)                (84,786)
                                                                           ---------               ---------

Loss before income taxes......................................              (216,909)               (112,505)
Income tax (benefit) expense .................................               (38,261)                 (6,304)
                                                                           ---------               ---------

Net loss .....................................................              (178,648)               (106,201)

Other comprehensive (loss) income, net of tax-
     Minimum pension liability adjustment.....................                (6,028)                      -
     Unrealized (loss) gain on marketable equity securities...                  (136)                    169
                                                                           ---------               ---------

Comprehensive loss............................................             $(184,812)              $(106,032)
                                                                           =========               =========


See Notes to Consolidated Financial Statements.

                  PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,
                                                                                             2002         2001
                                                                                             ----         ----
                                                                                            Thousands of Dollars

                                                            ASSETS
Current assets
   Cash and cash equivalents.......................................                    $ 12,427         $     3,416
   Accounts receivable - net of allowance of
       $4,817 in 2002 and $2,759 in 2001...........................                      18,825              30,374
   Short-term investments..........................................                         125                 105
   Prepaid federal income taxes....................................                       6,615               1,951
   Accounts receivable - affiliates................................                       3,995               5,821
   Materials and supplies..........................................                       2,379               4,899
   Deferred income taxes...........................................                      34,145               1,709
   Assets held for sale............................................                       8,030                   -
   Other current assets............................................                       3,116               1,811
                                                                                       --------           ---------
         Total current assets......................................                      89,657              50,086
                                                                                       --------           ---------

Noncurrent assets
   Investments.....................................................                     212,982             292,806
   Goodwill........................................................                     317,536             335,536
   Unamortized debt expense........................................                       8,837              14,139
   Prepaid pension cost............................................                       3,669               7,448
   Deferred income tax assets......................................                      15,709              15,672
   Other noncurrent assets.........................................                         771                   -
                                                                                       --------           ---------
         Total noncurrent assets...................................                     559,504             665,601
                                                                                       --------           ---------

Property, plant & equipment
   Plant in service................................................                     326,243             414,364
   Plant under construction........................................                       5,249              34,851
                                                                                       --------           ---------
         Total property, plant and equipment.......................                     331,492             449,215

   Less:  accumulated depreciation.................................                      90,700              85,816
                                                                                       --------           ---------
         Total property, plant and equipment - net.................                     240,792             363,399
                                                                                       --------           ---------

Total assets.......................................................                    $889,953          $1,079,086
                                                                                       ========          ==========

See Notes to Consolidated Financial Statements.

                  PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                           2002           2001
                                                                                           ----           ----
                                                                                          Thousands of Dollars

                LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                -------------------------------------------
Current liabilities
   Accounts payable................................................                  $  14,043            $  24,914
   Accounts payable-affiliates....................................                         352                4,484
   Advance billings...............................................                       3,438                4,154
   Customer deposits...............................................                        788                  843
   Current maturities of long-term debt............................                      2,999                3,041
   Accrued expenses................................................                     18,259               11,845
   Accrued interest................................................                     39,201               35,821
   Liabilities related to assets held for sale.....................                      2,661                    -
   Other current liabilities.......................................                         -                 2,015
                                                                                     ---------            ---------
       Total current liabilities...................................                     81,741               87,117
                                                                                     ---------            ---------

Long-term debt.....................................................                    973,203              979,804
                                                                                     ---------            ---------

Other liabilities & deferred credits
   Accrued pension and postretirement benefits.....................                     28,072               16,663
   Deferred federal income tax.....................................                     39,458               41,521
   Deferred franchise tax - net....................................                          -                3,611
   Other deferred credits and liabilities..........................                      5,145                2,178
   Regulatory liabilities..........................................                      8,807                9,567
                                                                                     ---------            ---------
       Total other liabilities & deferred credits..................                     81,482               73,540
                                                                                     ---------            ---------
Total liabilities..................................................                  1,136,426            1,140,461
                                                                                     ---------            ---------

Minority interest..................................................                      1,224                9,272
                                                                                     ---------            ---------

Partners' capital (deficit)
   Class A LP....................................................                            -               75,768
   Class B LP......................................................                   (241,606)            (147,381)
   GP..............................................................                       (132)                 761
   Accumulated other comprehensive (loss) income...................                     (5,959)                 205
                                                                                     ---------            ---------
       Total partners' capital (deficit)...........................                   (247,697)             (70,647)
                                                                                     ---------            ---------
Total liabilities and partners' capital (deficit) .................                  $ 889,953            $1,079,086
                                                                                     =========            ==========

See Notes to Consolidated Financial Statements.

                  PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

                                                                                       Other  Comprehensive Income
                                                                            ------------------------------------------------------
                                                   Limited Partners      General Partner
                                                   ----------------      ---------------
                                                                                            Unrealized   Unrealized      Total
                                          Class A LP      Class B LP     Pinnacle One        Holding     Pension  Partners' Capital
                                          Zenith Trust    TXU Investment     GP.            Gain (Loss)     Loss       (Deficit)
                                          ------------    --------------  ---------         -----------     ----       ---------
                                                                         Thousands of  Dollars

Balance at January 1, 2001..............     $128,603      $(123,391)      $1,292             $ 36       $     -      $   6,540
  Capital contributions from partners...           -          28,845            -                -             -         28,845
  Net loss..............................     (52,835)        (52,835)        (531)               -             -       (106,201)
  Unrealized gain on investments........            -              -            -              169             -            169
                                             --------      ---------       ------             ----       --------     ---------
Balance at December 31, 2001............      75,768        (147,381)         761              205             -        (70,647)
  Net loss..............................     (75,768)       (101,987)        (893)               -             -       (178,648)
  Capital contributions.................           -           7,762            -                -             -          7,762
  Minimum pension liability adjustment..           -               -            -                -        (6,028)        (6,028)
  Unrealized loss on investments........           -               -            -             (136)            -           (136)
                                            --------      ----------       ------             ----       -------      ---------
Balance at December 31, 2002............    $      -      $(241,606)       $ (132)            $ 69       $(6,028)     $(247,697)
                                            ========      =========        ======             ====       =======      =========


See Notes to Consolidated Financial Statements.

                  PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Year Ended December 31,
                                                                                 ------------------------
                                                                                    2002            2001
                                                                                    ----            ----
                                                                                    Thousands of Dollars

Net loss .........................................................              $(178,648)     $(106,201)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
       Deferred income tax........................................                (38,908)        (9,368)
       Depreciation and amortization..............................                 46,292         55,583
       Gain on disposition of property............................                   (558)        (6,158)
       Realized gain on marketable equity securities..............                      -              -
       Provision for postretirement benefit.......................                  9,160            838
       Long-lived asset impairments...............................                 99,321              -
       Restructuring charges .....................................                  2,069              -
       Goodwill impairment........................................                 18,000              -
       Partnership income.........................................                 (2,332)        (3,151)
       Allowance for funds used during construction...............                   (179)          (572)
       Minority interest in net loss of subsidiary................                 (8,048)          (507)
       Provision for bad debt losses..............................                 10,200          3,981
Changes in operating assets and liabilities:
    Accounts receivable...........................................                  3,175         (5,323)
    Inventories...................................................                  2,520          3,048
    Prepaid federal income tax....................................                 (4,664)        12,299
    Other assets..................................................                 (2,075)         2,688
    Accounts payable..............................................                (15,003)       (14,543)
    Accrued expenses and other liabilities .......................                 12,637         (1,383)
    Other - net ..................................................                   (232)        (2,839)
                                                                                ---------      ---------
         Net cash (used in) provided by operating activities......                (47,273)       (71,608)
                                                                                ---------      ---------
Investing activities
    Capital expenditures..........................................                (27,374)       (66,976)
    Cash and business assets purchased............................                      -         (2,467)
    Capital contribution to Fibernet .............................                      -              -
    Proceeds from sale-leaseback transaction .....................                  4,814              -
    Proceeds from sale of investments.............................                    998            188
    Proceeds from securities......................................                 81,199         77,351
    Proceeds from sale of assets..................................                    290          9,309
                                                                                ---------      ---------
        Net cash provided by (used in) investing activities.......                 59,927         17,405
                                                                                ---------      ---------
Financing activities
    Capital contributions.........................................                  7,762         28,845
    Contributions from minority interest members..................                      -          2,479
    Distributions to partners ....................................                      -              -
    Net borrowings (repayments) under credit facility  ...........                 23,319         40,620
    Debt finance and transaction fees ............................                      -              -
    Proceeds from notes ..........................................                      -              -
    Repayment of notes............................................                (34,724)       (24,619)
                                                                                ---------      ---------
          Net cash (used in) provided by financial activities.....                 (3,643)        47,325
                                                                                ---------      ---------
Increase (decrease) in cash and cash equivalents..................                  9,011         (6,878)
Cash and cash equivalents - beginning.............................                  3,416         10,294
                                                                                ---------      ---------
Cash and cash equivalents - ending................................              $  12,427      $   3,416
                                                                                =========      =========
Supplemental cash flow information:
   Interest paid..................................................              $  79,023      $ 113,445
   Taxes paid.....................................................              $    (153)     $  (1,333)
   Noncash capital leases ........................................              $   4,761      $       -
   Noncash - Book value of assets contributed - net ..............              $       -      $       -


See Notes to Consolidated Financial Statements.

                  PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pinnacle One Partners, L.P. ("Pinnacle") is a partnership formed in May 2000 (date of inception) that owns 100% of TXU Communications Ventures Company ("TXU Com"). TXU Corp. ("TXU Corp.") and Zenith Telecom Trust ("Zenith") each own, directly or indirectly, a 49.75% limited partnership interest in Pinnacle. Pinnacle One GP, LLC, the general partner, in which both TXU Corp. and Zenith own a 50% interest, holds a 0.5% general partnership interest in Pinnacle. In May 2000, TXU Corp. acquired all of the outstanding stock of Fort Bend Communication Companies, Inc. ("FBCC") for approximately $161 million in cash and accounted for the acquisition as a purchase business combination. Subsequently, TXU Corp. contributed the stock of FBCC and each of the subsidiaries of TXU Communications Company at their carrying value to Pinnacle, for $600 million in cash and a 50% voting interest in Pinnacle. Zenith contributed $150 million in cash for the remaining 50% voting interest. The Pinnacle agreement provides for a preferred return to Zenith through August of 2004. The agreement provides that this preferred return represents a return on invested capital to be borne by Pinnacle. (See Note 8.)

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

Telecom and FB LD provide competitive local exchange service to more than 26,000 access lines in Texas with a primary focus on business customers. Other services provided include interexchange long distance service, Internet access, web hosting service and communication equipment sales and service. Subsequent to year end 2002, the majority of the assets of these companies were sold (see Note 14 - Subsequent Events).

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

The table below reflects what reported net income would have been in the 2001 period, exclusive of goodwill amortization expense recognized for consolidated entities in that period compared to the 2002 period (in thousands):


                                                     2002         2001
                                                     ----         ----

Reported net loss ..............................  $(178,648)    $(106,201)
Add back  goodwill amortization.................         -         13,580
                                                   -------      ---------
Adjusted net loss...............................  $(178,648)    $ (92,621)
                                                  =========     =========

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

ETFL had no current or deferred federal income taxes at December 31, 2002 and 2001.

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

2.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:

                                                            December 31,
                                                       ----------------------           Estimated
                                                       2002              2001          Useful Life
                                                       ----              ----          -----------
                                                        Thousands of Dollars

         Land..............................           $ 4,433          $  4,611
         Buildings.........................            24,938            22,372          15-35 years
         Telephone plant...................           242,934           333,250           5-30 years
         Furniture and office equipment....            45,420            44,058           5-17 years
         Automotive and other equipment ...             8,518            10,073            3-7 years
         Construction in progress..........             5,249            34,851
                                                   ------------      -------------

                                                      331,492           449,215

         Less:  accumulated depreciation...            90,700            85,816
                                                  -------------     --------------
                                                     $240,792          $363,399
                                                  =============     ==============

Substantially all of FB Telephone's property, plant and equipment totaling $57.1 million is pledged as security for the long-term debt to CoBank ACB ("CoBank").


Depreciation expense was $40.8 million and $36.5 million for the years ended December 31, 2002 and 2001, respectively.

3.  LONG-TERM DEBT


Long-term debt consisted of the following:

                                                                                        December 31,
                                                                                      ------------------
                                                                                      2002          2001
                                                                                      ----          ----
                                                                                     Thousands of Dollars

        Senior secured notes (8.83% interest paid semi-annually, due 2004)......     $810,000     $810,000
        TXU Corp. revolving credit facility.....................................      144,066      151,678
        CoBank mortgage notes (8.15% interest paid monthly).....................            -        1,250
        CoBank mortgage notes (7.27% to 8.75% paid monthly, due 2013)...........       18,071       19,715
        GE capital leases  .....................................................        4,009            -
        Debentures payable (8.5% due in annual installments of $148)............           56          202
                                                                                     --------    ---------
        Subtotal................................................................      976,202      982,845
        Less current maturities.................................................        2,999        3,041
                                                                                     ---------    --------
              Total long-term debt..............................................     $973,203     $979,804
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
                                                                   ========

4.  FEDERAL INCOME TAXES

   The income tax (benefit) expense consists of the following:



                                                            Year Ended
                                                           December 31,
                                                        -----------------
                                                        2002         2001
                                                        ----         ----
                                                       Thousands of Dollars
Current:
  U.S. federal.........................              $ (3,018)       $ (1,951)
  State................................                  (214)             83
Deferred:..............................
  U.S. federal.........................               (31,819)         (3,611)
  State................................                (2,766)           (310)
Amortization of investment tax credit..                  (231)           (301)
Amortization of excess deferred taxes..                  (213)           (214)
                                                     --------        --------
Income tax (benefit) expense...........              $(38,261)       $ (6,304)
                                                     ========        ========

The income tax (benefit) expense differs from amounts computed at statutory rates primarily because of amortization of nondeductible goodwill and the amortization of excess deferred federal income taxes and investment tax credits. The following is a reconciliation of the income tax (benefit) expense reported on the consolidated statements of operations:

                                                              Year Ended
                                                              December 31,
                                                     --------------------------
                                                      2002                2001
                                                      ----                ----
                                                        Thousands of Dollars
   Income tax benefit at US federal  statutory
     rate......................................     $(44,809)         $(10,101)
   State income tax (benefit) expense..........       (3,841)             (355)
   State income tax refunds ...................         (866)                -
   Goodwill amortization.......................            -             4,752
   Goodwill impairment ........................        6,300                 -
   Minority interest ..........................       (2,817)             (177)
   Amortization of investment tax credit.......         (231)             (301)
   Amortization of excess deferred taxes.......         (214)             (214)
   Increase (decrease) in valuation
     allowance.................................        9,080              (270)
   Other.......................................         (863)              362
                                                    --------          --------
   Income tax (benefit) expense................     $(38,261)         $ (6,304)
                                                    =========         ========


Deferred income taxes reflect the net tax effects of deductible temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising Pinnacle's net deferred income taxes consist of the following:

                                                             December 31,
                                                        ---------------------
                                                         2002            2001
                                                         ----            ----
                                                        Thousands of Dollars

Deferred tax assets
    Net operating losses ..............................  $19,437      $ 6,450
    Allowance for uncollectible accounts receivable ...    1,831        1,049
    Accrued vacations .................................      939          660
    Postretirement benefits ...........................   12,496        7,255
    Long-lived asset impairment .......................   31,375            -
    Deferred franchise tax ............................    1,666        1,680
    Regulatory assets .................................       (2)       1,102
    Other .............................................      131          106
      Total deferred assets ...........................  --------     -------
                                                         $67,873      $18,302
                                                         =======      =======

The net deferred tax liability is classified on the balance sheet as follows:

Deferred tax liabilities
    Franchise tax ................................      $(3,600)      $(3,434)
    Partnership investment .......................       (1,151)       (1,481)
    Basis in investment ..........................       (1,632)       (1,632)
    Depreciation .................................      (42,004)      (39,496)
      Total deferred liabilities .................     ---------     --------
                                                       $(48,387)     $(46,043)

    Valuation allowance ..........................       (9,090)          (10)
                                                       --------      --------
    Net deferred tax asset (liability) ...........     $ 10,396      $(27,751)
                                                       ========      ========

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

The effect on operations of principal retiree benefit plans is shown in the following table.

                                                                 Pension Benefits      Other Benefits
                                                                   December 31,            December 31,
                                                                 ----------------       -----------------
                                                                  2002       2001          2002       2001
                                                                 -----       ----          ----       ----
                                                                            Thousands  of Dollars

Benefit obligation at December 31...........................    $51,533    $45,256     $  18,701  $  14,240
Fair value of plan assets at December 31....................     35,468     41,397            -          -
Funded status...............................................    (16,065)    (3,859)      (18,701)   (14,240)
Unrecognized net actuarial loss  ...........................     19,291     11,005         4,153        704
Unrecognized prior service costs............................        443        302            -          -
Prepaid (accrued) benefit cost..............................    $ 3,669    $ 7,448      $(14,548)  $(13,536)

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

                                                                  Pension Benefits         Other Benefits
                                                                    December 31,            December 31,
                                                                 -----------------         ---------------
                                                                  2002       2001          2002       2001
                                                                 -----       ----          ----       ----
Assumptions:
    Discount rate...........................................     6.75%      7.25%          6.75%      7.25%
    Expected long-term return on assets.....................     8.50%      9.25%            -          -
    Compensation increase rate..............................     4.30%      4.30%            -          -

     For measurement purposes, a 5% annual rate of increase in the cost of health care benefits was assumed for 2002. This rate was assumed to increase to 12% in 2003 and gradually decrease to 5% by 2009, then remain at that level thereafter.

                                                               Pension Benefits              Other Benefits
                                                                  December 31,                December 31,
                                                                ---------------              ---------------
                                                                 2002      2001               2002      2001
                                                                 ----      ----               ----      ----
                                                                               Thousands of Dollars
Net periodic benefit cost (credit) .......................       $3,404     $1,434            $2,132    $1,350
Employer contribution ....................................            -          -               625       544
Plan participants' contributions .........................            -          -                96        21
Benefits paid ............................................        2,191      1,295               722       565
Curtailment loss (gain) ..................................          251          -             (494)         -


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

Payments relating to deferred compensation agreements were $0.4 million for 2002 and 2001. Accrued costs were $0.5 million for 2002 and $0.1 million for 2001. Accrued liability amounted to $3.3 million at December 31, 2002 and $3.4 million at December 31, 2001.

401(k) Plans

Nonbargaining: Services, Telephone, Telecom, Transport, Telcon, FB Telephone and FBLD

TXU Com sponsors a 401(k) plan for all nonbargaining employees ("Nonbargaining TXU Com Plan") who have completed 90 days of full-time service (or at least 1,000 hours of service in any year) and are age 21 or older. On December 31, 2001 the Nonbargaining 401(k) plan covering Telcon, FB Telephone and FBLD was merged into this plan. The plan allows participants to contribute up to 15% of their eligible annual compensation to the plan, up to the maximum permitted by the IRC. TXU Com matches 100% of the first 3% of employee contributions. TXU Com's matching contributions to the plan amounted to $0.6 million for 2002 and 2001.

Bargaining:  Services, Telephone, Telecom and Transport

TXU Com sponsors a 401(k) plan for all bargaining employees ("Bargaining TXU Com Plan") who have completed one year of full-time service (or at least 1,000 hours of service in any year) and are age 21 or older. The plan allows participants to contribute up to 15% of their eligible annual compensation to the plan, up to the maximum permitted by the IRC. For 2001, TXU Com matched 40% of the first 3% of employee contributions. For 2002, TXU Com's matching contribution increased to 50% of the first 3% of employee contributions, in accordance with the terms of the collective bargaining agreement. TXU Com's matching contributions to the plan amounted to $0.1 million for 2002 and 2001.

Non-Bargaining:  Telcon, FB Telephone and FBLD

TXU Com sponsored a 401(k) plan for all non-bargaining employees of Telcon, FB Telephone and FBLD who had completed at least one month of full-time service and who were at least 21 years of age. Effective December 31, 2001, the plan was merged into the 401(k) savings plan for non-bargaining employees of TXU Com. Participants' accounts and participation eligibility were transferred to the TXU Com plan effective January 1, 2002. Employees who became eligible on or after January 1, 2002 participated in the TXU Com plan. The plan allowed participants to contribute up to 8% of their eligible annual compensation to the plan, up to the maximum permitted by the IRC. TXU Com matched 50% of the first 8% of eligible employee contributions. TXU Com's matching contributions to the plan amounted to $0.7 million for 2001.

The plan provided for discretionary company-paid profit sharing contributions of up to 15% of each eligible employee's total compensation. Discretionary profit sharing contributions to the plan, which were accrued during the year and paid following the close of the year, amounted to $0.2 million for 2001.

6.  OPERATING LEASES

Lessor

Pinnacle is the lessor of fiber optic systems, agreements to lease capacity to customers over fiber optic lines, and until their expiration in early fiscal 2002, microwave towers. The leases, accounted for as operating leases, provide for minimum future rentals to be received for the remainder of the lease period and in the aggregate as follows:

          Year Ended                              Fiber Optic
          December 31,                              Systems
          ------------                            ------------
                                               Thousands of Dollars


              2003 ...............................     $1,038
              2004 ...............................        990
              2005 ...............................        851
              2006 ...............................        752
              2007 ...............................        726
              Thereafter .........................      3,439
                                                      -------
               Total minimum future rental income     $ 7,796
                                                      =======

     Following is a summary of property on lease:
                                                           December 31,
                                                      -------------------
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

The future minimum rental payments required by capital and operating leases are as follows (in thousands):

           2003....................................            $4,871
           2004....................................             3,862
           2005....................................             3,333
           2006....................................             2,657
           2007....................................             1,635
           Thereafter..............................             5,127

Rent expense on operating leases was $3.6 million for 2002 and $2.3 million for 2001.

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

8.  INVESTMENTS IN AFFILIATED AND NONAFFILIATED COMPANIES

Investments at December 31, 2002 and 2001 consist of the following (in thousands):

                                                                      December 31,
                                                                   -------------------
                                                                   2002          2001
                                                                   ----          ----
                                                                   Thousands of Dollars


      Short-term investments - marketable equity securities ...      $125         $105
                                                                 ========     ========
      Noncurrent investments:
          Overfund Trust - TXU Corp. debt securities ..........  $177,564     $258,733
          Equity method investments in entities ...............    26,864       24,843
          Investments in securities - at cost .................     7,151        6,986
          Other................................................     1,403        2,244

                Total noncurrent investments ..................  --------     --------
                                                                 $212,982     $292,806
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

For the purpose of determining gross unrealized gains and losses, marketable securities include the following at December 31, 2002 and 2001:

                                                                                                  Realized Gain
                                            Cost             Fair Value      Unrealized Gains        (Loss)
                                      ---------------      -------------     ----------------    ---------------
                                      2002      2001       2002     2001      2002     2001      2002      2001
                                      ----      ----       ----     ----      ----     ----      ----      ----
                                                                 Thousands of Dollars
Other marketable equity securities
   FB Telephone - (short-term)......   $11      $  11      $125     $105       $114   $  94      $  -     $(14)
   TXU Com - (noncurrent)........... $   -       $768      $  -     $939       $  -    $171      $230     $  -


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

The following investments are accounted for using the equity method:

                                                               Percentage Owned
                                                                  December 31,
                                                                 -------------
                                                                 2002     2001
                                                                 ----     ----
       GTE Mobilnet of South Texas Limited Partnership......      2.34%   2.34%
       GTE Mobilnet of Texas RSA #17 Limited Partnership....     17.02%  17.02%
        Fort Bend Fibernet Partnership......................     39.00%  39.00%


In December 2001, Pinnacle sold all of its 18% investment in ALLTEL Communications Texas RSA#11B Limited Partnership, resulting in a gain of $6.2 million.

The investments in securities accounted for using the cost method include the following:

                                                          December 31,
                                                        ----------------
                                                       2002         2001
                                                       ----         ----
                                                      Thousands of Dollars

                Rural Telephone Bank stock.....        $5,921      $5,921
                CoBank, ACB stock..............         1,230       1,065

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

9.  MINORITY INTEREST

During 1990, Transport, in a joint venture with Eastex Celco ("ETC"), formed ETFL. Transport and ETC own 63% and 37%, respectively, of the outstanding stock of ETFL. Minority owners' interest in the losses of ETFL was $8.0 million in 2002 and $507 thousand in 2001.

10.  TRANSACTIONS WITH RELATED PARTIES

Following is a summary of transactions and balances with related parties:

                                                                 December 31,
                                                             ------------------
                                                                2002       2001
                                                                ----       ----
                                                            Thousands of Dollars

 Accounts receivable - TXU Corp ...........................   $ 3,951    $5,821
     Accounts receivable - Fort Bend Fibernet 39% Limited
     Partnership ..........................................        44         -
 Accounts payable - TXU Corp. .............................      (352)   (4,484)
 Long-term debt payable - TXU Corp. .......................  (144,066) (151,678)
 Accrued interest - TXU Corp. .............................    (3,995)     (149)
 Investment in TXU Corp. debt securities ..................   177,564   258,733
 Interest expense paid to TXU Corp. .......................     5,059     8,501
 Billings from TXU Corp. for management fees ..............     3,331     5,594
 Billings from TXU Corp. for services .....................     2,427     1,885


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

The carrying amounts and estimated fair values of Pinnacle's material financial instruments are as follows:

                                                               Carrying Amount       Fair Value
                                                                 December 31,        December 31,
                                                               ---------------     ----------------
                                                               2002       2001      2002       2001
                                                               ----       ----      ----       ----
                                                                      Thousands of Dollars

      Long-term investments for which it is:
             Practicable to estimate fair value......        $       -  $   1,044    $     -   $   1,044
             Not practicable to estimate fair value..           35,418     33,107         N/A        N/A
       Investments in TXU Corp. debt securities .....          177,564    258,733     177,564    258,733
          Long-term debt ............................          976,202    982,845     976,202    982,845


13.  IMPAIRMENT AND RESTRUCTURING CHARGES

In December 2002, Pinnacle revised its business strategy to focus primarily on its ILEC business and related activities. At that point Pinnacle made a decision to hold its CLEC and Transport assets for sale. Pinnacle determined the value of the assets held for sale based on third party sale negotiations and similar recent sales transactions and recorded an impairment charge of $90.9 million ($56.6 million after taxes and minority interest) in the fourth quarter of 2002. In addition, Pinnacle recorded restructuring charges of $2.1 million.

      Impairment Charges
      ------------------
                                                         CLEC                Transport               Total
                                                    -------------------------------------------------------------
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
                                                ==========

Employee separation restructuring charges relate to 55 affected employees. It is anticipated that the majority of employee separation costs will be paid by the end of the second quarter 2003. At December 31, 2002, none of the restructuring costs had been paid.

Earlier in 2002, Pinnacle recorded impairment charges of $8.4 million related to certain CLEC information technology and collocation assets. The evaluation occurred in conjunction with exiting certain unprofitable activities and decommissioning non-strategic collocation sites. The information technology assets were fully written-off and taken out of service. The collocation assets were valued at fair market value based on third party pricing. This impairment occurred prior to the decision to hold those assets for sale.

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


Sale of Pinnacle by TXU Corp.

In May 2003, TXU Corp. acquired, for $150 million in cash, its joint venture partner's interest in Pinnacle. The acquisition of the interest was under a put/call agreement that had been executed in late February 2003. Also in May 2003, TXU Corp. finalized a formal plan to dispose of TXU Communications by sale.

In January 2004, TXU Corp. entered into an agreement to sell its telecommunications business for $527 million which represented all of the operating assets of Pinnacle.

In the fourth quarter of 2003, Pinnacle recorded a goodwill impairment charge of $13.2 million ($8.5 million after-tax), to reflect the fair value of the business as determined by a sales agreement entered into in January 2004. Under the agreement, the stock of the business will be sold for $524 million in cash (before transaction costs and other adjustments) and $3 million in assumed debt. The sale is expected to be completed in the first half of 2004, pending approval by the Federal Communications Commission and Hart-Scott-Rodino Act review. Estimated net cash proceeds from the sale of approximately $520 million will be applied to the repayment of $560 million of Pinnacle's notes payable.