Form 10-Q
period 2004-03-31
TXU CORP /TX/
filed 2004-05-10
CIK 1023291

===============================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------


                                FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                  --OR--

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                          ---------------------


                        Commission File Number 1-12833


                                    TXU Corp.
             (Exact Name of Registrant as Specified in its Charter)



                 Texas                                   75-2669310
       (State of Incorporation)            (I.R.S. Employer Identification No.)




  1601 Bryan Street, Dallas TX, 75201-3411             (214) 812-4600
  (Address of Principal Executive Offices)      (Registrant's Telephone Number)
      (Zip Code)

                          ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---      ----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes X   No
                                               ---     ----

Common Stock outstanding at May 4, 2004: 323,846,653 shares, without par value.

===============================================================================

TABLE OF CONTENTS
---------------------------------------------------------------------------------------------------------------
                                                                                                          PAGE
                                                                                                          -----

GLOSSARY...........................................................................................          ii

PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Statements of Consolidated Income -
                  Three Months Ended March 31, 2004 and 2003.......................................           1

                  Condensed Statements of Consolidated Comprehensive Income -
                  Three Months Ended March  31, 2004 and 2003......................................           2

                  Condensed Statements of Consolidated Cash Flows -
                  Three Months Ended March 31, 2004 and 2003.......................................           3

                  Condensed Consolidated Balance Sheets -
                  March 31, 2004 and December 31, 2003.............................................           4

                  Notes to Financial Statements....................................................           5

                  Independent Accountants' Report....................................................        26

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                  27

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................          58

         Item 4.  Controls and Procedures   .......................................................          60

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings................................................................          60

         Item 2.  Changes in Securities and Use of Proceeds........................................          61

         Item 6.  Exhibits and Reports on Form 8-K ................................................          61

SIGNATURE..........................................................................................          64

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

1999 Restructuring Legislation.................     Legislation that restructured the electric utility industry in Texas to provide for competition

2003 Form 10-K.................................     TXU Corp.'s Annual Report on Form 10-K for the year ended
                                                    December 31, 2003

Bcf............................................     billion cubic feet

Commission.....................................     Public Utility Commission of Texas

EITF...........................................     Emerging Issues Task Force

EITF 98-10 ....................................     EITF Issue No. 98-10, "Accounting for Contracts Involved in
                                                    Energy Trading and Risk Management Activities"

EITF 02-3 .....................................     EITF Issue No. 02-3, "Issues Involved in Accounting for
                                                    Derivative Contracts Held for Trading Purposes and Contracts
                                                    Involved in Energy Trading and Risk Management Activities"

ERCOT..........................................     Electric Reliability Council of Texas, the Independent
                                                    System Operator and the regional reliability
                                                    coordinator of various electricity systems within Texas

ERISA..........................................     Employee Retirement Income Security Act

FASB...........................................     Financial Accounting Standards Board, the designated
                                                    organization in the private sector for establishing
                                                    standards for financial accounting and reporting

FERC...........................................     Federal Energy Regulatory Commission

FIN............................................     Financial Accounting Standards Board Interpretation

FIN 46.........................................     FIN No. 46, "Consolidation of Variable Interest Entities -
                                                    An Interpretation of ARB No. 51"

FIN 46R........................................     FIN No. 46 (Revised 2003), "Consolidation of Variable
                                                    Interest Entities - An Interpretation of ARB No. 51"

Fitch..........................................     Fitch Ratings, Ltd.

GWh............................................     Gigawatt-hours

historical service territory...................     US Holdings' historical service territory, largely in north
                                                    Texas, at the time of entering competition on January 1, 2002

IRS............................................     Internal Revenue Service

Moody's........................................     Moody's Investors Services, Inc.

MW.............................................     megawatts

NRC............................................     United States Nuclear Regulatory Commission

Oncor..........................................     refers to Oncor Electric Delivery Company, a subsidiary of
                                                    US Holdings, or Oncor and its consolidated bankruptcy remote financing subsidiary, Oncor Electric Delivery Transition
                                                    Bond Company LLC, depending on context
                                       ii


Pinnacle.......................................     Pinnacle One Partners, L.P., the holding company for the
                                                    telecommunications business and formerly a joint venture

price-to-beat rate.............................     residential and small business customer electricity rates
                                                    established by the Commission in the restructuring of the
                                                    Texas market that are required to be charged in a REP's
                                                    historical service territories until January 1, 2005 or when
                                                    40% of the electricity consumed by such customer classes is supplied by competing REPs, adjusted periodically for
                                                    changes in fuel costs, and required to be available to those customers until January 1, 2007

REP............................................     retail electric provider

RRC............................................     Railroad Commission of Texas

S&P............................................     Standard & Poor's, a division of the McGraw Hill Companies

Sarbanes-Oxley.................................     Sarbanes - Oxley Act of 2002

SEC............................................     United States Securities and Exchange Commission

SFAS...........................................     Statement of Financial Accounting Standards issued by the
                                                    FASB

SFAS 133.......................................     SFAS No. 133, "Accounting for Derivative Instruments and
                                                    Hedging Activities"

SFAS 140.......................................     SFAS No. 140, "Accounting for Transfers and Servicing of
                                                    Financial Assets and Extinguishments of Liabilities, a
                                                    replacement of FASB Statement 125"

SFAS 143.......................................     SFAS No. 143, "Accounting for Asset Retirement Obligations"

SFAS 150.......................................     SFAS No. 150, "Accounting for Certain Financial Instruments
                                                    with Characteristics of Both Liabilities and Equity"

SG&A...........................................     selling, general and administrative

TXU Australia..................................     refers to TXU Australia Group Pty Ltd, a subsidiary of TXU
                                                    Corp., and/or its consolidated subsidiaries, depending on
                                                    context

TXU Business Services..........................     TXU Business Services Company, a subsidiary of TXU Corp.

TXU Communications.............................     TXU Communications Ventures Company, a subsidiary of Pinnacle

TXU Corp. .....................................     refers to TXU Corp., a holding company, and/or its
                                                    consolidated subsidiaries, depending on context

TXU Energy.....................................     refers to TXU Energy Company LLC, a subsidiary of US
                                                    Holdings, and/or its consolidated subsidiaries, depending on context

TXU Europe.....................................     TXU Europe Limited, a former subsidiary of TXU Corp.

TXU Gas........................................     TXU Gas Company, a subsidiary of TXU Corp.

TXU Mining.....................................     TXU Mining Company LP, a subsidiary of TXU Energy


                                      iii

TXU Portfolio Management.......................     TXU Portfolio Management Company LP, a subsidiary of TXU
                                                    Energy

UK.............................................     United Kingdom

US.............................................     United States of America

US GAAP........................................     accounting principles generally accepted in the US

US Holdings....................................     TXU US Holdings Company, a subsidiary of TXU Corp.


                                       iv

                          PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

                           TXU CORP. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                       --------------------
                                                                                         2004         2003
                                                                                       --------      ------
                                                                                      (millions of dollars,
                                                                                         except per share
                                                                                             amounts)

Operating revenues............................................................          $2,992        $2,760

Costs and expenses:
   Cost of energy sold and delivery fees......................................           1,412         1,365
   Operating costs...........................................................              417           414
   Depreciation and amortization..............................................             235           223
   Selling, general and administrative expenses...............................             282           246
   Franchise and revenue-based taxes..........................................             108           111
   Other income...............................................................              (9)          (13)
   Other deductions...........................................................              19            17
   Interest income............................................................              (5)          (10)
   Interest expense and related charges.......................................             237           247
                                                                                         -----         -----
       Total costs and expenses...............................................           2,696         2,600
                                                                                         -----         -----

Income from continuing operations before income taxes and cumulative effect
    of changes in accounting principles.......................................             296           160

Income tax expense............................................................              95            45
                                                                                         -----         -----

Income from continuing operations before cumulative effect
   of changes in accounting principles........................................             201           115

Loss from discontinued operations, net of tax benefit (Note 3)................             (19)          (12)

Cumulative effect of changes in accounting principles, net of tax benefit (Note 2)          --           (58)
                                                                                         -----         -----

Net income ...................................................................           $ 182         $  45

Preference stock dividends ...................................................               5             5
                                                                                         -----         -----

Net income available to common shareholders...................................           $ 177         $  40

Average shares of common stock outstanding (millions):
   Basic......................................................................             323           321
   Diluted....................................................................             380           378

Per share of common stock:
   Basic earnings:
     Income from continuing operations before cumulative effect of
       changes in accounting principles.......................................          $ 0.62         $0.36
     Preference stock dividends...............................................           (0.01)        (0.02)
     Loss from discontinued operations, net of tax benefit....................           (0.06)        (0.04)
     Cumulative effect of changes in accounting principles, net of tax benefit             --          (0.17)
     Net income available to common shareholders..............................            0.55          0.13
   Diluted earnings:
     Income from continuing operations before cumulative effect of
       changes in accounting principles.......................................          $ 0.57         $0.34
     Preference stock dividends...............................................           (0.01)        (0.02)
     Loss from discontinued operations, net of tax benefit...................            (0.06)        (0.03)
     Cumulative effect of changes in accounting principles, net of tax benefit             --          (0.15)
     Net income available to common shareholders..............................            0.50          0.14

   Dividends declared........................................................             0.125        0.125


See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      ---------------------
                                                                                       2004           2003
                                                                                      ------         ------
                                                                                      (millions of dollars)

Components related to continuing operations:

   Income from continuing operations before cumulative
     effect of changes in accounting principles................................        $  201       $ 115

   Other comprehensive income (loss), net of tax effects:
     Foreign currency translation adjustment ..................................             7          55
     Minimum pension liability adjustments (net of tax expense of $1 and
      benefit of $3)...........................................................             1          (6)
     Cash flow hedges:
        Net change in fair value of derivatives (net of tax benefit of
          $41 and $56)........................................................            (81)       (108)
        Amounts realized in earnings during the period (net of tax expense of
          $10 and $42)........................................................             20          81
                                                                                       ------       -----

            Total.............................................................            (53)         22
                                                                                       ------       -----

Comprehensive income from continuing operations...............................            148         137

Comprehensive loss from discontinued operations, net of tax benefit...........            (19)        (12)

Cumulative effect of changes in accounting principles, net of tax benefit.....             --         (58)
                                                                                       ------       -----

Comprehensive income..........................................................         $  129       $  67
                                                                                       ======       =====

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                              ------------------
                                                                                               2004       2003
                                                                                              ------     -------
                                                                                                (millions of
                                                                                                  dollars)
Cash flows - operating activities:
  Income from continuing operations before cumulative effect of
    changes in accounting principles..............................................             $ 201     $  115
  Adjustments to reconcile income from continuing operations before cumulative effect of changes in accounting principles to cash provided by operating activities:
     Depreciation and amortization ...............................................               254        246
     Deferred income taxes and investment tax credits - net ......................                76         --
     Net gain from sale of  assets................................................                --         (6)
     Net effect of unrealized mark-to-market valuations of commodity contracts....                 3         21
     Net equity loss from unconsolidated affiliates and joint ventures............                --         15
     Adjustments related to gas cost recovery.....................................                 8        (39)
     Reduction in regulatory liability............................................                --        (42)
  Changes in operating assets and liabilities.....................................               (74)       617
                                                                                               -----     ------
         Cash provided by operating activities....................................               468        927

Cash flows - financing activities:
  Issuances of  securities:
     Long-term debt...............................................................               759      1,317
     Common stock.................................................................                 8          4
  Retirements/repurchases of securities:
     Long-term debt...............................................................            (1,429)      (565)
     Preferred securities of subsidiary, subject to mandatory redemption..........                --         (4)
  Change in notes payable:
     Commercial paper.............................................................               (30)         5
     Banks........................................................................               116     (1,286)
  Cash dividends paid:
     Common stock.................................................................               (40)       (40)
     Preference stock.............................................................                (5)        (5)
  Redemption deposit applied to debt retirements..................................                --        138
  Debt premium, discount, financing and reacquisition expenses....................               (24)       (47)
                                                                                               -----     ------
         Cash used in financing activities........................................              (645)      (483)

Cash flows - investing activities:
  Capital expenditures............................................................              (189)      (228)
  Proceeds from sale of assets....................................................                 1         13
  Nuclear fuel....................................................................               (47)        --
  Other...........................................................................                12         25
                                                                                               -----     ------
         Cash used in investing activities........................................              (223)      (190)
                                                                                               -----     ------

Effect of exchange rates on cash and cash equivalents.............................                 3          2

Cash contributions to discontinued operations.....................................               (37)        (4)
                                                                                               -----     ------

Net change in cash and cash equivalents...........................................              (434)       252

Cash and cash equivalents - beginning balance.....................................               875      1,574
                                                                                               -----     ------

Cash and cash equivalents - ending balance........................................             $ 441     $1,826
                                                                                               =====     ======

See Notes to Financial Statements.

                                                TXU CORP. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (Unaudited)

                                                                                      March 31,    December 31,
                                                                                        2004           2003
                                                                                      ---------    ------------
                                      ASSETS                                           (millions of dollars)
Current assets:
  Cash and cash equivalents.......................................................     $    441       $    875
  Restricted cash.................................................................            9             12
  Accounts receivable -- trade....................................................        1,338          1,369
  Inventories.....................................................................          530            599
  Commodity contract assets.......................................................        1,057            959
  Assets of telecommunications holding company....................................           --            110
  Other current assets............................................................          341            333
                                                                                       --------       --------
         Total current assets.....................................................        3,716          4,257

Investments:
  Restricted cash.................................................................          580            582
  Other investments...............................................................          736            705
Property, plant and equipment -- net..............................................       20,900         20,920
Goodwill..........................................................................        1,835          1,829
Regulatory assets -- net..........................................................        1,823          1,837
Commodity contract assets.........................................................          413            362
Cash flow hedges and other derivative assets......................................           75            123
Other noncurrent assets...........................................................          380            411
Assets held for sale..............................................................          600            660
                                                                                       --------       --------

         Total assets.............................................................     $ 31,058       $ 31,686
                                                                                       ========       ========

                  LIABILITIES, PREFERRED SECURITIES OF SUBSIDIARIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable:
     Commercial paper.............................................................     $      7       $     39
     Banks........................................................................          175             58
  Long-term debt due currently....................................................          451            677
  Accounts payable -- trade.......................................................        1,101          1,042
  Commodity contract liabilities..................................................          997            913
  Liabilities of telecommunications holding company...............................           --            603
  Other current liabilities.......................................................        1,232          1,339
                                                                                       --------       --------
         Total current liabilities................................................        3,963          4,671

Accumulated deferred income taxes.................................................        3,916          3,939
Investment tax credits............................................................          426            430
Commodity contract liabilities....................................................          359            318
Cash flow hedges and other derivative liabilities.................................          343            267
Long-term debt held by subsidiary trusts..........................................          546            546
All other long-term debt, less amounts due currently..............................       12,368         12,324
Other noncurrent liabilities and deferred credits.................................        2,295          2,370
Liabilities held for sale.........................................................           92            143
                                                                                       --------       --------
         Total liabilities........................................................       24,308         25,008
Preferred securities of subsidiaries (Note 6).....................................          761            759
Contingencies (Note 8)
Shareholders' equity (Note 7):
  Preferred stock - not subject to mandatory redemption...........................          300            300
  Common stock without par value:  Authorized shares:  1,000,000,000
     Outstanding shares: 324,001,906 and 323,883,092..............................           34             48
     Additional paid-in capital...................................................        8,097          8,097
     Retained deficit.............................................................       (2,361)        (2,498)
     Accumulated other comprehensive loss.........................................          (81)           (28)
                                                                                       --------       --------
      Total common stock equity...................................................        5,689          5,619
                                                                                       --------       --------
        Total shareholders' equity................................................        5,989          5,919
                                                                                       --------       --------
         Total liabilities, preferred securities of subsidiaries and
           shareholders' equity...................................................     $ 31,058       $ 31,686
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

      Strategic Initiatives - As previously reported, on February 23, 2004, C. John Wilder was named president and chief executive of TXU Corp. Mr. Wilder was formerly executive vice president and chief financial officer of Entergy Corporation. Mr. Wilder has been reviewing the operations of TXU Corp. and has formulated certain strategic initiatives and continues to develop others.

      Areas to be reviewed include:

      o Performance in competitive markets, including profitability in new markets
      o  Cost structure, including organizational alignments and headcount
      o Management of natural gas price risk and cost effectiveness of the generation fleet
      o  Non-core business activities

      On April 26, 2004, TXU Corp. announced the following series of transactions, as well as various performance improvement initiatives as follows:

      o TXU Australia will be sold to Singapore Power Ltd. for $3.7 billion, including $1.7 billion of assumed debt and $2.0 billion in cash. The transaction must be cleared by the Australian Competition and Consumer Commission and is expected to close in the third quarter of 2004.
      o TXU Corp. also agreed to sell the assets of TXU Fuel Company, the gas transportation subsidiary of TXU Energy, to Energy Transfer Partners, L.P. for $500 million in cash. As part of the transaction, TXU Energy will have an eight-year transportation agreement with the new owner to transport gas to TXU Energy's generation plants. The transaction is expected to close on June 1, 2004, subject to review under the Hart-Scott-Rodino Act.
      o TXU Corp. also announced its intent to sell TXU Gas. It is expected that any transaction would be closed by the end of 2004, and the sales price is expected to approximate book value.
      o The anticipated net proceeds from these sales transactions allow for the repurchase of preferred membership interests (as described immediately below).
      o On April 26, 2004, TXU Corp. repurchased all $750 million outstanding principal amount of TXU Energy's Exchangeable Preferred Membership Interests at a price of $1.8 billion funded initially by borrowings under available credit facilities. The transaction will result in savings of $68 million in annual cash distributions and the elimination of 57.1 million diluted common shares. The transaction will also result in a reduction in additional paid-in capital of approximately $815 million. This amount represents the excess of the $1.8 billion repurchase amount over the carrying amount of the security, net of approximately $380 million in deferred income tax benefits arising from the transaction. The carrying amount of the security is the $750 million principal amount less a $102 million remaining unamortized discount. The $815 million charge to paid-in capital will reduce net income available to common shareholders, in the same manner as TXU Corp.'s existing preference share dividends.

o TXU Corp. anticipates performance improvements as a result of various strategic initiatives, including reduced administrative support costs, increased base load (nuclear and coal-fired) generation plant output and improved operating results in markets outside the historical service territory. In the first quarter of 2004, TXU Corp. recorded a $17 million ($11 million after-tax) charge, reported in other deductions, consisting of $16 million for accrued severance benefits and $1 million in asset writedowns related to these initiatives.

      The review of TXU Corp.'s operations and formulation of strategic initiatives is ongoing. The phases of the plan expected to result in unusual charges are anticipated to be largely completed within one year. Upon completion of each phase of the plan, TXU Corp. expects to fully describe the actions intended to improve the financial performance of its operations.

      TXU Corp. expects to report TXU Australia and TXU Gas as discontinued operations beginning in the second quarter.

      Facility Closings -- On March 29, 2004, TXU Energy announced it will permanently retire eight gas-fired operating units due to electric industry market conditions in Texas. TXU Energy will also temporarily close four other gas-fired units and place them under evaluation for retirement. The 12 units represent a total of 1,471 MW, or more than 13 percent, of TXU Energy's gas-fired generation capacity in Texas. A majority of the 12 units were designated as "peaking units" and operated only during the summer for many years and have operated only sparingly during the last two years. Most of the units were built in the 1950s. TXU Energy also determined that it will close its Winfield North Monticello lignite mine in Texas later this year as it is no longer economical to operate. The mine closure will result in the need to purchase coal to fuel the adjacent generation facility. A total charge of $8 million ($5 million after-tax) was recorded in the first quarter for production employee severance costs and impairments related to the various facility closures.

      Discontinued Businesses - In April 2004, TXU Corp. sold its telecommunications business for $527 million. The business was formerly a joint venture and has been consolidated since March 1, 2003.

      In December 2003, TXU Energy finalized a formal plan to sell its strategic retail services business, which is engaged principally in providing energy management services.

      In January 2004, TXU Corp. sold its small natural gas distribution business in Mexico for $11 million.

      The condensed consolidated financial statements for all periods presented reflect the reclassification of the results of these businesses (for the periods they were consolidated) as discontinued operations.

      See Note 3 for more detailed information about discontinued operations.

      Basis of Presentation -- The condensed consolidated financial statements of TXU Corp. have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2003 Form 10-K, except for the changes in estimates of depreciable lives of assets discussed below. In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2003 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year.

      All dollar amounts in the financial statements and tables in the notes, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

      Depreciation of Energy Production Facilities -- Effective January 1, 2004, the estimates of the depreciable lives of lignite-fired generation facilities were extended an average of nine years to better reflect the useful lives of the assets, and depreciation rates for the Comanche Peak nuclear generating plant were decreased as a result of an increase in the estimated lives of boiler and turbine generator components of the plant by an average of five years. The net impact of these changes was a reduction in depreciation expense of $12 million ($8 million after-tax or $0.02 per diluted share) in the three months ended March 31, 2004.

      Effective April 1, 2003, the estimates of the depreciable lives of the Comanche Peak nuclear generating plant and several gas generation plants were extended to better reflect the useful lives of the assets. At the same time, depreciation rates were increased on lignite and gas generation facilities to reflect additional investments in equipment. The net impact of these changes was an additional reduction in depreciation expense of $12 million ($8 million after-tax or $0.02 per diluted share) in the three months ended March 31, 2004.

      Changes in Accounting Standards -- FIN 46R was issued in December 2003 and replaced FIN 46, which was issued in January 2003. FIN 46R expands and clarifies the guidance originally contained in FIN 46, regarding consolidation of variable interest entities. FIN 46R did not impact results of operations or financial position for the first quarter of 2004.

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted in December 2003. FASB Staff Position 106-1, issued in January 2004, allowed for, but did not require, deferral of the accounting for the effects of the Medicare Act. TXU Corp. elected not to defer accounting for the federal subsidy under the Medicare Act and recognized a $1.9 million net reduction in postretirement benefit expense in the 2003 financial statements. For the three months ended March 31, 2004, the effect of adoption of the Medicare Act was a reduction of approximately $7 million in TXU Corp.'s postretirement benefit costs.

      Earnings Per Share -- Basic earnings per share available to common shareholders are based on the weighted average number of common shares outstanding during the quarter. Diluted earnings per share include the effect of all potential issuances of common shares under certain securities and employee incentive arrangements. For the three months ended March 31, 2004 and 2003, the $750 million of 9% Exchangeable Preferred Membership Interests in TXU Energy were dilutive, and the related effects were included in the calculation of diluted earnings per share. Assuming these securities were converted to TXU Corp. common stock at the beginning of the periods at the exercise price of $13.1242 per share, 57.1 million more shares would have been issued and net income would have increased by $13 million for each of the three months ended March 31, 2004 and 2003, representing the after-tax distributions on the preferred membership interests and amortization of the related discount.

      Additional dilution of earnings per share would result from approximately
7.0 million shares and 18.0 million shares of common stock issuable in connection with equity-linked debt securities issued in 2002 and 2001, respectively, if the average of the closing price per share of TXU Corp. common stock on each of the twenty consecutive trading days ending on the third day immediately preceding the end of a reporting period was above the strike price of $62.91 and $55.68 per share for the respective issuances. For the three months ended March 31, 2004 and 2003, these securities had no effect on the calculation of earnings per share as the market price of TXU Corp. common stock was below these strike prices.

2.    CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

      The following summarizes the effect on results for 2003 of changes in accounting principles effective January 1, 2003:

     Charge from rescission of EITF 98-10, net of tax effect of $34 million.....  $(63)

     Credit from adoption of SFAS 143, net of tax effect of $3 million..........     5
                                                                                  ----
          Total net charge......................................................  $(58)
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

      The following table summarizes the impact as of January 1, 2003 of adopting SFAS 143:

     Increase in property, plant and equipment - net................      $488
     Increase in other noncurrent liabilities and deferred credits..      (528)
     Increase in accumulated deferred income taxes..................        (3)
     Increase in regulatory assets - net............................        48
                                                                          ----
     Cumulative effect of change in accounting principles...........      $  5
                                                                          ====

      The asset retirement liability at March 31, 2004 was $605 million, comprised of a $599 million liability as of December 31, 2003, $10 million of accretion during the three months ended March 31, 2004, reduced by $4 million in reclamation payments.

      With respect to nuclear decommissioning costs, for TXU Corp. the adoption of SFAS 143 results in timing differences in the recognition of asset retirement costs that are being recovered through the regulatory process.

3.    DISCONTINUED OPERATIONS

      The following summarizes the historical consolidated financial information of the various businesses reported as discontinued operations for the three months ended March 31:

                                                                        Strategic
                                                                          Retail
                                              Telecom       Mexico       Services      Europe        Total
                                              -------       ------      ---------      ------        -----
2004
Operating revenues......................      $    45        $    4      $     5       $    --      $    54
Operating costs and expenses............           38             4            5            --           47
Other deductions (income) -- net........           16            --           (1)           --           15
Interest income.........................           (1)           --           --            --           (1)
Interest expense and related charges....           13            --           --            --           13
                                              -------        ------      -------       -------      -------
Income (loss) before income taxes.......          (21)           --            1            --          (20)
Income tax benefit .....................           (5)           (1)           1            --           (5)
Charge related to exit (after-tax)......           --             2            2            --            4
                                              -------        ------      -------       -------      -------
   Loss from discontinued operations....      $   (16)       $   (1)     $    (2)      $    --      $   (19)
                                              =======        =======     =======       =======      =======

                                                                        Strategic
                                                                          Retail
                                              Telecom       Mexico       Services      Europe        Total
                                              -------       ------      ---------      ------        -----
2003
Operating revenues......................      $    16        $   23      $     15      $    --      $    54
Operating costs and expenses............           22            24            14           --           60
Other deductions (income) -- net........           --            (1)           --           --           (1)
Interest income.........................           (1)           --            --           --           (1)
Interest expense and related charges....            6            --            --           --            6
                                              -------        ------      --------      -------      -------
Income (Loss) before income taxes.......          (11)           --             1           --          (10)
Income tax benefit......................           (1)           --            --           --           (1)
Charge related to exit (after-tax)......           --            --            --            3            3
                                              -------        ------      --------      -------      -------
   Income (loss) from discontinued
   operations...........................      $   (10)       $   --      $      1      $    (3)     $   (12)
                                              =======        ======      ========      =======      =======

      The strategic retail services operations were previously reported in the Energy segment. The telecommunications and Mexico operations were previously reported in corporate and other activity. The Europe operations were previously reported in the former International segment.

      TXU Europe -- In 2002, TXU Corp. wrote off its investment in TXU Europe, without recording a tax benefit. On its federal income tax return for calendar year 2002, TXU Corp. claimed a deduction related to the worthlessness of TXU Corp.'s investment in TXU Europe. While TXU Corp. believes that its tax reporting of the write-off was proper, there is a risk that the IRS could challenge TXU Corp.'s position regarding this deduction. The issue is currently under examination by the IRS, and TXU Corp. is uncertain whether the IRS will challenge it's position. If TXU Corp.'s position is sustained, it would recognize the $983 million tax benefit in income with a corresponding increase in shareholders' equity.

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

      Telecommunications -- In April 2004, TXU Corp. sold its telecommunications business (TXU Communications) for $524 million in cash and $3 million of assumed debt. In March 2004, TXU Corp. redeemed the remaining outstanding $560 million senior notes of the Pinnacle telecommunications holding company. For balance sheet presentation purposes, the Pinnacle trust established to fund interest payments on the senior notes has been netted with the TXU Corp. debt that comprises the trust's assets. The remaining assets and liabilities of Pinnacle are not material and have been classified in other current assets and liabilities. The business was formerly a joint venture and has been consolidated since March 1, 2003.

      Strategic Retail Services -- In December 2003, TXU Energy finalized a formal plan to sell its strategic retail services business, which is engaged principally in providing energy management services. TXU Energy is in the process of negotiating sales of these operations to various parties.

      Mexico -- In January 2004, TXU Corp. completed the sale of its majority-owned gas distribution operations in Mexico for $11 million in notes receivable and recorded an after-tax loss of $2 million.

      Balance sheet - The following details the assets and liabilities held for sale as of March 31, 2004:

                                                                                  March 31, 2004
                                                                         ----------------------------------
                                                                                     Strategic
                                                                                       Retail
                                                                         Telecom      Services       Total
                                                                         -------      --------       -----
      Current assets..............................................       $    22        $    3      $     25
      Investments.................................................            37             6            43
      Goodwill....................................................           299            --           299
      Property, plant and equipment...............................           228             3           231
      Other noncurrent assets.....................................             2            --             2
                                                                         -------        ------      --------
          Assets held for sale....................................       $   588        $   12      $    600
                                                                         =======        ======      ========

      Current liabilities.........................................       $    26        $   --      $     26
      Accumulated deferred income taxes...........................            18            --            18
      Noncurrent liabilities......................................            48            --            48
                                                                         -------        ------      --------
      Liabilities held for sale...................................       $    92        $   --      $     92
                                                                         =======        ======      ========

4.    FINANCING ARRANGEMENTS

      Short-term Borrowings -- At March 31, 2004, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of $175 million at a weighted average interest rate of 2.67% and commercial paper of $7 million (in Australia). At December 31, 2003, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of $58 million and commercial paper of $39 million (all in Australia).

      Credit Facilities -- At March 31, 2004, TXU Corp. and its subsidiaries had credit facilities (some of which provide for long-term borrowings) as follows:

                                                                                  At March 31, 2004
                                                                    -----------------------------------------------
                                     Expiration     Authorized      Facility  Letters of    Cash
            Facility                    Date         Borrowers        Limit     Credit    Borrowings   Availability
---------------------------       --------------  ------------      --------  ----------  ----------   ------------
Five-Year Revolving Credit
  Facility                         February 2005  US Holdings         $ 1,400    $   --     $   --       $1,400
                                                  TXU Energy,
Revolving Credit Facility          February 2005    Oncor                 450        --         75          375
Three-Year Revolving Credit
  Facility                         May 2005       US Holdings             400        --        100          300
Five-Year Revolving Credit
  Facility                         August 2008    TXU Corp.               500       462         --           38
                                                                      -------    ------     ------       ------
      Total US                                                        $ 2,750    $  462     $  175       $2,113
                                                                      =======    ======     ======       ======

Three-Year Senior Facility         February 2007  TXU Australia       $   415    $    -     $  415       $    -
Five-Year Senior Facility          February 2009  TXU Australia           415         -        335           80
Working Capital Facility           February 2005  TXU Australia            57         -          -           57
Standby Facility (a)               December 2004  TXU Australia             7         -          -            -
                                                                      -------    ------     ------       ------
      Total Australia                                                 $   894    $    -     $  750       $  137
                                                                      =======    ======     ======       ======

 (a) Commercial paper borrowings totaling $7 million at March 31, 2004 were supported by the Standby Facility.

      In February 2004, TXU Australia entered into a $415 million Senior Facility maturing in February 2007 and a $415 million Senior Facility maturing in February 2009. Proceeds from borrowings under these new facilities were used to repay borrowings under the previous Senior Facility ($899 million facility limit at December 31, 2003).

      TXU Corp.'s $500 million 5-year revolving credit facility is with LOC 2003 Trust, a special purpose, wholly-owned subsidiary of TXU Corp. (LOC Trust). LOC Trust, in turn, has a $500 million 5-year secured credit facility with a group of lenders. TXU Corp. capitalized LOC Trust with approximately $525 million of cash, which the lenders have invested in permitted investments as directed by LOC Trust. This investment in LOC Trust is reflected on TXU Corp.'s balance sheet as restricted cash (see Note 11). LOC Trust's assets, including the investments, constitute collateral for the benefit of the lenders to secure issuances of letters of credit or loans, and are owned by LOC Trust. LOC Trust is included in the consolidated financial statements of TXU Corp. solely to comply with US GAAP.

      The US Holdings, TXU Energy and Oncor facilities provide back-up for any future issuance of commercial paper by TXU Energy or Oncor. At March 31, 2004, there was no such outstanding commercial paper.

      On April 26, 2004, three new additional credit facilities (364-day credit facilities expiring in April 2005) were established in connection with the strategic initiatives announced by TXU Corp. (See Note 1). Borrowings under these new facilities ($1.7 billion) and an additional $200 million in borrowings by US Holdings under its existing five-year facility were used by TXU Corp. to provide bridge financing for the repurchase of TXU Energy's 9% exchangeable preferred membership interests. Borrowings under the new credit facilities will be repaid with proceeds from the sales transactions described in Note 1. If the sales transactions do not close as anticipated, these borrowings will need to be refinanced. Amounts borrowed and repaid under the facility may not be re-borrowed. The terms of these new additional credit facilities are as follows:

                                                                                  At April 30, 2004
                                                                    ------------------------------------------------
                                    Expiration     Authorized        Facility  Letters of    Cash
            Facility                    Date        Borrowers          Limit     Credit    Borrowings   Availability
------------------------           -----------    -----------        --------  ----------  ----------  -------------
364-day Credit Facility            April 2005     TXU Corp.           $   700    $   --     $  700       $   --
364-day Credit Facility            April 2005     TXU Energy            1,000        --        785          215
364-day Credit Facility            April 2005     TXU Gas                 300        --        185          115
                                                                      -------    ------     ------       ------
      Total                                                           $ 2,000    $   --     $1,670       $  330
                                                                      =======    ======     ======       ======


      In April 2004, the $175 million in borrowings under the Revolving Credit Facility and the Three Year Revolving Credit Facility were repaid with proceeds from TXU Corp.'s sale of its telecommunications business.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). As of March 31, 2004, the maximum amount of undivided interests that could be sold by TXU Receivables Company was $600 million.

      All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes payable was $505 million at March 31, 2004.

      The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of TXU Corp. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were approximately $3 million for the three-month periods ending March 31, 2004 and 2003 and approximated 2.1% and 3.6% for the first quarter of 2004 and 2003, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to the originators and are reported in SG&A expenses. The servicing fee, which totaled approximately $2 million for the first quarters of 2004 and 2003, compensates TXU Business Services Company for its services as collection agent, including maintaining the detailed accounts receivable collection records.

      The March 31, 2004 balance sheet reflects $1.1 billion face amount of trade accounts receivable of TXU Energy, TXU Gas and Oncor, reduced by $600 million of undivided interests sold by TXU Receivables Company. Funding under the program was unchanged for the three months ended March 31, 2004. Funding under the program for the three months ended March 31, 2003 decreased $119 million. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

      Activities of TXU Receivables Company for the three months ended March 31, 2004 and 2003 were as follows:

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                       2004           2003
                                                                                     --------        -------
                                                                                      (millions of dollars)
Cash collections on accounts receivable......................................         $ 2,199        $2,038
Face amount of new receivables purchased.....................................          (2,193)       (1,803)
Discount from face amount of purchased receivables...........................               5             5
Program fees paid............................................................              (3)           (3)
Servicing fees paid..........................................................              (2)           (2)
Increase (decrease) in subordinated notes payable............................              (6)         (116)
                                                                                      -------        ------
     TXU Corp.'s operating cash flows (provided) used under the program......         $     -        $  119
                                                                                      =======        ======


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

      Long-Term Debt -- At March 31, 2004 and December 31, 2003, the long-term debt of TXU Corp. and its consolidated subsidiaries consisted of the following:

                                                                                        March 31,   December 31,
                                                                                           2004         2003
                                                                                           ----         ----
  TXU Energy
  ----------
  Pollution Control Revenue Bonds:
    Brazos River Authority:
    3.000% Fixed Series 1994A due May 1, 2029, remarketing date May 1, 2005(a).......    $    39       $    39
    5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a).......         39            39
    5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a).....         50            50
    5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a)....        118           118
    7.700% Fixed Series 1999A due April 1, 2033......................................        111           111
    6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1,
      2013(a)........................................................................         16            16
    7.700% Fixed Series 1999C due March 1, 2032......................................         50            50
    4.950% Fixed Series 2001A due October 1, 2030, remarketing date April 1, 2004(a).        121           121
    4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a)..         19            19
    5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a)..        274           274
    1.100% Floating Series 2001D due May 1, 2033.....................................        271           271
    1.110% Floating Taxable Series 2001I due December 1, 2036(b).....................         63            63
    1.120% Floating Series 2002A due May 1, 2037(b)..................................         61            61
    6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)...         44            44
    6.300% Fixed Series 2003B due July 1, 2032.......................................         39            39
    6.750% Fixed Series 2003C due October 1, 2038....................................         72            72
    5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1,
      2014(a)........................................................................         31            31

    Sabine River Authority of Texas:
    6.450% Fixed Series 2000A due June 1, 2021.......................................         51            51
    5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a)..         91            91
    5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a)..        107           107
    5.800% Fixed Series 2003A due July 1, 2022.......................................         12            12
    6.150% Fixed Series 2003B due August 1, 2022.....................................         45            45

    Trinity River Authority of Texas:
    6.250% Fixed Series 2000A due May 1, 2028........................................         14            14
    5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a)..         37            37

    Other:
    6.875% Fixed Senior Notes - TXU Mining due August 1, 2005........................         30            30
    6.125% Fixed Senior Notes due March 15, 2008.....................................        250           250
    7.000% Fixed Senior Notes due March 15, 2013(c)..................................      1,000         1,000
    Capital lease obligations........................................................         12            13
    Other............................................................................          2             8
    Fair value adjustments related to interest rate swaps............................         22            11
    Unamortized discount.............................................................         --            (2)
                                                                                         -------        ------
        Total TXU Energy ............................................................      3,091         3,085

Oncor
-----
    8.250% Fixed First Mortgage Bonds due April 1, 2004..............................        100           100
    6.250% Fixed First Mortgage Bonds due October 1, 2004............................        121           121
    6.750% Fixed First Mortgage Bonds due July 1, 2005...............................         92            92
    7.625% Fixed First Mortgage Bonds due July 1, 2025...............................        215           215
    7.375% Fixed First Mortgage Bonds due October 1, 2025............................        178           178
    6.375% Fixed Senior Secured Notes due May 1, 2012................................        700           700
    7.000% Fixed Senior Secured Notes due May 1, 2032................................        500           500
    6.375% Fixed Senior Secured Notes due January 15, 2015...........................        500           500
    7.250% Fixed Senior Secured Notes due January 15, 2033...........................        350           350
    5.000% Fixed Debentures due September 1, 2007....................................        200           200
    7.000% Fixed Debentures due September 1, 2022....................................        800           800
    Unamortized discount.............................................................        (26)          (30)

Oncor Electric Delivery Transition Bond Company LLC (h)
-------------------------------------------------------
    2.260% Fixed Series 2003 Bonds due in bi-annual installments through
      February 15, 2007..............................................................         95           103
    4.030% Fixed Series 2003 Bonds due in bi-annual installments through
      February 15, 2010..............................................................        122           122
    4.950% Fixed Series 2003 Bonds due in bi-annual installments through
      February 15, 2013..............................................................        130           130
    5.420% Fixed Series 2003 Bonds due in bi-annual installments through
      August 15, 2015................................................................        145           145
                                                                                         -------       -------
       Total Oncor...................................................................      4,222         4,226

                                                                                         March 31,   December 31,
                                                                                           2004         2003
                                                                                           ----         ----
US Holdings
-----------
    7.170% Fixed Senior Debentures due August 1, 2007................................         10            10
    9.580% Fixed Notes due in bi-annual installments through December 4, 2019........         70            70
    8.254% Fixed Notes due in quarterly installments through December 31, 2021.......         66            67
    1.910% Floating Rate Junior Subordinated Debentures, Series D due January 30,
      2037(d)........................................................................          1             1
    8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037.......          8             8
                                                                                         -------       -------
        Total US Holdings ...........................................................        155           156
TXU Gas
-------
    6.375% Fixed Notes due February 1, 2004..........................................         --           150
    7.125% Fixed Notes due June 15, 2005.............................................        150           150
    6.564% Fixed Remarketed Reset Notes due January 1, 2008, remarketing date
      July 1, 2005 (a)...............................................................        125           125
    Unamortized valuation adjustment.................................................          1             1
                                                                                         -------       -------
        Total TXU Gas ...............................................................        276           426

TXU Australia
-------------
    5.940% Floating Notes due September 21, 2007(e)..................................        169           206
    5.940% Floating Notes due September 21, 2007.....................................         38            --
    6.400% Floating Note, Tranche A Facility due February 26, 2009(e)................         93            --
    6.400% Floating Note, Tranche A Facility due February 26, 2009...................          1            --
    6.280% Floating Note, Tranche A Facility due February 26, 2009(e)................         75            --
    6.340% Floating Note, Tranche A Facility due February 26, 2009(e)................        113            --
    6.340% Floating Note, Tranche A Facility due February 26, 2009...................         15            --
    6.250% Floating Note, Tranche A Facility due February 26, 2009(e)................         38            --
    6.350% Floating Note, Tranche B Facility due February 26, 2007(e)................        311            --
    6.210% Floating Note, Tranche B Facility due February 26, 2007(e)................         80            --
    6.210% Floating Note, Tranche B Facility due February 26, 2007...................         21            --
    6.350% Floating Note, Tranche B Facility due February 26, 2007...................          2            --
    6.395% Floating Note, Tranche A Facility due October 26, 2004....................         --            75
    6.318% Floating Note, Tranche A Facility due October 26, 2004....................         --            93
    6.395% Floating Note, Tranche B Facility due October 26, 2004....................         --           150
    6.395% Floating Note, Tranche B Facility due October 26, 2004....................         --            37
    6.395% Floating Note, Tranche B Facility due October 26, 2004....................         --           187
    6.600% Floating Note, Tranche C Facility due October 26, 2004....................         --           150
    7.000% Fixed Medium Term Notes due September 22, 2005............................        151           150
    6.090% Fixed Senior Notes due December 1, 2006(g) (e)............................        250           250
    6.340% Fixed Senior Notes due December 1, 2016(g)................................        100           100
    7.290% Fixed Senior Notes due December 1, 2013(g)................................         57            57
    7.280% Fixed Senior Notes due December 1, 2013(g) (e)............................        243           243
    Fair value adjustments related to interest rate swaps............................         22            17
                                                                                         -------       -------
        Total TXU Australia..........................................................      1,779         1,715

TXU Corp.
--------
    6.375% Fixed Senior Notes Series B due October 1, 2004...........................        175           175
    6.375% Fixed Senior Notes Series C due January 1, 2008...........................        200           200
    4.050% Fixed Senior Notes Series E due August 16, 2004...........................          2             2
    6.375% Fixed Senior Notes Series J due June 15, 2006(c)..........................        800           800
    4.750% Fixed Senior Notes Series K due November 16, 2006 remarketing date
      August 16, 2004(f).............................................................        500           500
    5.450% Fixed Senior Notes Series L due November 16, 2007 remarketing date
      August 16, 2005(f).............................................................        500           500
    5.800% Fixed Senior Notes Series M due May 16, 2008 remarketing date
      February 16, 2006(f)...........................................................        440           440
    6.000% Fixed Pinnacle Overfund Trust Debt due bi-annually through August 15, 2004         --            91
    8.820% Building Financing due bi-annually through February 11, 2022..............        125           130
    2.620% Floating Convertible Senior Notes due July 15, 2033(d)....................        525           525
    Fair value adjustments related to interest rate swaps............................         31            32
    Unamortized discount.............................................................         (2)           (2)
                                                                                         -------       -------
        Total TXU Corp..............................................................       3,296         3,393
                                                                                         -------       -------
Total TXU Corp. consolidated........................................................      12,819        13,001
Less amount due currently...........................................................         451           677
                                                                                         -------       -------
Total long-term debt................................................................     $12,368       $12,324
                                                                                         =======       =======

---------------
   (a) These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
   (b) Interest rates in effect at March 31, 2004. These series are in a flexible or weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit. Series in the flexible mode will be remarketed for periods of less than 270 days.
   (c) Interest rates swapped to floating on $100 million principal amount.
   (d) Interest rates in effect at March 31, 2004.
   (e) Interest rates fixed by swaps.
   (f) Equity-linked.
   (g) US Dollar denominated debt. Interest rates swapped to floating through a cross-currency fair value hedge in Australia.
   (h) These bonds are nonrecourse to Oncor.

      In April 2004, the Brazos River Authority Series 2001A pollution control revenue bonds (aggregate principal amount of $121 million) were purchased upon mandatory tender.

      Long-term borrowings under TXU Australia's credit facilities expiring in 2005 were repaid by long-term borrowings under its new credit facilities expiring in 2007 and 2009, as discussed above. Other reductions of debt represent repayments at maturity.

      Fair Value Hedges -- In March 2004, fixed-to-variable interest rate swaps related to $400 million of debt were settled for a gain of $18 million ($12 million in cash received as of March 31, 2004). The gain will be amortized to offset interest expense over the remaining life of the debt. Also in March 2004, TXU Corp. entered into interest rate swap transactions through 2006, which are being accounted for as fair value hedges, to effectively convert $400 million of its fixed rate notes to floating interest rates.

      Transactions in April 2004 included settlement of fixed-to-variable interest rate swaps related to $100 million of debt for a gain of $3.5 million, which will be amortized over the remaining life of the debt, and the effective conversion of $2.1 billion of fixed rate debt to variable rates through swaps expiring through 2013.

5.    LONG-TERM DEBT HELD BY SUBSIDIARY TRUSTS

      Statutory business trusts have been established as wholly-owned financing subsidiaries of TXU Corp. and TXU Gas. The assets of the trusts consist solely of Junior Subordinated Debentures issued by TXU Corp. or TXU Gas, and the trusts have issued preferred interests, as presented below:

                                                                               Trust Assets (Long-Term Debt
                                               Trust Preferred Interests         of TXU Corp. or TXU Gas)
                                              -----------------------------   -----------------------------
                                               March 31,      December 31,       March 31,     December 31,
                                                 2004             2003             2004            2003
                                              ----------      ------------      ----------     ------------
TXU Corp.
---------
Capital I Trust
   (9.2 million units of 7.25% Series due
     2029)..............................      $   223            $  223         $    237        $   237
Capital II Trust
   (6.0 million units of 8.70% Series due
     2034)..............................          145               145              154            154
                                              -------            ------         --------        -------
    Total...............................          368               368              391            391

TXU Gas
-------
Capital I Trust
   (150 thousand  units of Floating Rate
     Series due 2028)...................          147               147              155            155
                                              -------            ------         --------        -------
   Total................................      $   515            $  515         $    546        $   546
                                              =======            ======         ========        =======

      TXU Corp. and TXU Gas, as the parent companies, own the subsidiary trusts' common interests, which are reported in investments in the balance sheet, and each has effectively issued a full and unconditional guarantee of its trusts' preferred interests.

      As a result of the adoption of FIN 46 in the fourth quarter of 2003, the subsidiary trusts have been deconsolidated. TXU Corp.'s balance sheet reflects the $546 million of long-term debt held by the trust and an investment in the trust of $31 million, instead of the former presentation of $515 million of preferred interests of subsidiaries.

      On April 24, 2004, TXU Corp. redeemed all of the 7 1/4% Junior Subordinated Debentures, Series A, at an amount equal to 100% of the outstanding principal amount plus accrued and unpaid interest, for a total of $238 million. With the proceeds, the TXU Corp. Capital I Trust redeemed all of the outstanding 7 1/4% Cumulative Trust Preferred Capital Securities due 2029 at an amount equal to $25 per trust security plus accumulated and unpaid distributions, for a total of $231 million.

6.    PREFERRED SECURITIES OF SUBSIDIARIES

      Preferred securities of consolidated subsidiaries consist of the following:

                                                                    March 31,     December 31,
                                                                       2004           2003
                                                                    ---------     -----------
     Exchangeable preferred membership interests of TXU Energy,
       net of $102 and $104 unamortized discount..............       $  648          $  646
     Preferred stock of TXU Gas...............................           75              75
     Preferred stock of US Holdings...........................           38              38
                                                                     ------          ------
     Total....................................................       $  761          $  759
                                                                     ======          ======


      Exchangeable Preferred Membership Interests of TXU Energy -- In July 2003, TXU Energy exercised its right to exchange its $750 million 9% Exchangeable Subordinated Notes issued in November 2002 and due November 2012 for exchangeable preferred membership interests with identical economic and other terms. The preferred membership interests bear distributions at the annual rate of 9% and permit the deferral of such distributions. The preferred membership interests may be exchanged at the option of the holders, subject to certain restrictions, at any time for up to approximately 57 million shares of TXU Corp. common stock at an exchange price of $13.1242 per share. The number of shares of TXU Corp. common stock that may be issuable upon the exercise of the exchange right is determined by dividing the aggregate liquidation value of preferred membership interests to be exchanged by the exchange price. The exchange price and the number of shares to be issued are subject to anti-dilution adjustments. At issuance of the notes that were exchanged for the preferred membership interests, TXU Corp. recognized a discount on the securities of $111 million, with a corresponding credit to additional paid-in capital, which represented the excess of the market value of TXU Corp. common stock on the transaction date over the exchange price applied to the number of issuable shares. This discount is being amortized to interest expense and related charges over the term of the securities. As a result, the effective distribution rate on the preferred membership interests is 11.5%. These preferred membership interests are considered not to be mandatorily redeemable under SFAS 150 because of the exchangeability provision. On April 26, 2004, TXU Corp. repurchased these securities as discussed in Note 1.

      Preferred Stock of TXU Gas -- At March 31, 2004, TXU Gas had 75,000 shares of Adjustable Rate Series F Preferred Stock outstanding (2,000,000 total shares authorized) which is entitled upon liquidation to the stated value of $1,000 per share. The preferred stock series is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share of $25 per share, represents one-fortieth of a share of underlying preferred stock. The dividend rate is determined quarterly, in advance, based on US Treasury rates and was 4.50% at March 31, 2004. The preferred stock is not mandatorily redeemable.

      Preferred Stock of US Holdings -- At March 31, 2004, US Holdings had 379,000 shares of cumulative, preferred stock without par value outstanding with dividend rates ranging from $4.00 to $5.08 per share. The preferred stock can be redeemed at prices ranging from $101.70 per share to $112.00 per share. The preferred stock is not mandatorily redeemable.


7.    SHAREHOLDERS' EQUITY

      The Board of Directors of TXU Corp., at its February 2004 meeting, declared a quarterly dividend of $0.125 a share, payable April 1, 2004, to shareholders of record on March 5, 2004. Future dividends may vary depending upon TXU Corp.'s profit levels, operating cash flows and capital requirements as well as financial and other business conditions existing at the time.

      Certain debt instruments, preference, preferred and other securities of TXU Corp. and its subsidiaries contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At March 31, 2004, TXU Corp. was in compliance with these provisions. An Oncor mortgage restricts the payment of dividends to the amount of Oncor's retained earnings.

8.    CONTINGENCIES

      Request from CFTC - In October 2003, TXU Corp. received an informal request for information from the US Commodity Futures Trading Commission (CFTC) seeking voluntary production of information concerning disclosure of price and volume information furnished by TXU Portfolio Management Company LP, a subsidiary of TXU Energy, to energy industry publications. The request seeks information for the period from January 1, 1999 to October 2003. TXU Corp. has cooperated with the CFTC, and is in the process of completing its response to such information request. TXU Corp. believes that TXU Portfolio Management Company LP has not engaged in any reporting of price or volume information that would in any way justify any action by the CFTC.

      In a similar, but unrelated matter, on April 13, 2004, the CFTC issued a subpoena requiring TXU Corp. to produce information about storage of natural gas, including TXU Corp.'s weekly and monthly storage report submissions to the Energy Information Administration. This request seeks information for the period of October 31, 2003 through January 2, 2004. TXU Corp. intends to cooperate with the CFTC, and believes that TXU Gas and TXU Fuel have not engaged in any activity that would justify action by the CFTC.

      Guarantees -- TXU Corp. has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Project development guarantees -- In 1990, US Holdings repurchased an electric co-op's minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op's indebtedness to the US government for the facilities. US Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. US Holdings guaranteed the co-op's payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op's rights under the agreement, and such payments would then be owed directly by US Holdings. At March 31, 2004, the balance of the indebtedness was $136 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

      Residual value guarantees in operating leases -- TXU Corp. is the lessee under various operating leases, entered into prior to January 1, 2003 that obligate it to guarantee the residual values of the leased facilities. At March 31, 2004, the aggregate maximum amount of residual values guaranteed was approximately $277 million with an estimated residual recovery of approximately $165 million. The average life of the lease portfolio is approximately nine years.

      Shared saving guarantees -- As part of the operations of the strategic retail services business, which TXU Energy intends to sell (see Note 3), TXU Energy has guaranteed that certain customers will realize specified annual savings resulting from energy management services it has provided. In aggregate, the average annual savings have exceeded the annual savings guaranteed. The maximum potential annual payout is approximately $8 million and the maximum total potential payout is approximately $56 million. No guarantees were issued during the three months ended March 31, 2004 that required recording a liability. The fair value of guarantees recorded as of March 31, 2004 was $1.8 million with a maximum potential payout of $42 million. The average remaining life of the portfolio is approximately nine years. These guarantees will be transferred or eliminated as part of expected transactions for the sale of the strategic retail services business.

      Letters of credit -- TXU Energy has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $403 million of letters of credit were outstanding at March 31, 2004 to support existing floating rate pollution control revenue bond debt of approximately $395 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates through 2008.

      US Holdings has outstanding letters of credit in the amount of $12 million for miscellaneous credit support requirements. Although the average life of the letters of credit is for approximately one year, the obligation to provide guarantees is ongoing.

      TXU Energy has outstanding letters of credit in the amount of $33 million to support hedging and risk management margin requirements in the normal course of business. As of March 31, 2004, approximately 82% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the next six years.

      TXU Gas has an outstanding letter of credit in the amount of $14 million issued in connection with its state-wide rate case. The letter of credit has an expiration date of December 31, 2004.

      TXU Corp. has an outstanding letter of credit in the amount of $10 million as support for a subordinated loan to the SEA Gas joint venture pipeline project in Australia. The obligation expires on January 31, 2005.

      TXU Australia has outstanding letters of credit in the amount of approximately $108 million, of which $92 million is to allow for participation in the electricity and gas spot markets, $14 million is to provide credit support for the shipping of gas and $2 million is for miscellaneous credit support requirements. Although the average life of these guarantees is for approximately one year, the obligation to provide guarantees is ongoing based on TXU Australia's continued participation in the electricity and gas spot markets and its ability to ship gas on the SEA Gas pipeline.

      Surety bonds -- TXU Corp. has outstanding surety bonds of approximately $53 million to support performance under various subsidiary contracts and legal obligations in the normal course of business. The term of the surety bond obligations is approximately one year.

      Other -- US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $12 million at March 31, 2004, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5.50% to 7%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all its contract rights and obligations in connection with $8 million remaining principal amount of bonds at March 31, 2004, issued for similar purposes, which had previously been guaranteed by US Holdings. US Holdings is, however, contingently liable in the event of default by the municipality.

      In 1992, a discontinued engineering and construction business of TXU Gas completed construction of a plant, the performance of which is warranted by TXU Gas through 2008. The maximum contingent liability under the guarantee is approximately $106 million. No claims have been asserted under the guarantee and none are anticipated.

      Income Tax Contingencies -- On its US federal income tax return for calendar year 2002, TXU Corp. claimed a deduction related to the worthlessness of TXU Corp.'s investment in TXU Europe, the tax benefit of which is estimated to be $983 million (assuming the deduction is sustained on audit). While TXU Corp. believes that its tax reporting for the TXU Europe write-off was proper, there is a risk that the IRS could challenge TXU Corp.'s position regarding this deduction. Accordingly, TXU Corp. has not recognized in book income any tax benefit for the TXU Europe deduction. In the first quarter of 2003, TXU Corp. received a cash refund of $527 million related to the deduction, which may be repaid in the future, with interest, should TXU Corp. not prevail in its position. This issue is currently under examination by the IRS. (Also see Note 3.)

      Legal Proceedings -- On October 9, 2003, a lawsuit was filed in the Supreme Court of the State of New York, County of New York, against TXU Corp., by purported beneficial owners of approximately 42% of certain TXU Corp. equity-linked securities issued in October 2001. The common stock purchase contracts that are a part of these securities require the holders to purchase TXU Corp. common stock on specified dates in 2004 and 2005 at prices that are above the current market price of TXU Corp. common stock. The plaintiffs seek a declaratory judgment that (a) a termination event has occurred under the common stock purchase contract as a result of the administration of TXU Europe and, therefore, that plaintiffs are not required to purchase TXU Corp. common stock pursuant to the contracts and (b) an event of default has occurred under the indenture for the senior notes that constitute a part of these equity linked securities. Plaintiffs also seek an injunction requiring TXU Corp. to give notice that a termination event under the common stock purchase contract has occurred. TXU Corp. disputes plaintiffs' allegations and believes that plaintiffs' interpretation of the common stock purchase contract and indenture is inconsistent with the clear language of these agreements and is contrary to applicable law. On March 15, 2004, the court granted TXU Corp.'s Motion to Dismiss and entered a judgment dismissing the litigation. The plaintiffs appealed the dismissal of the lawsuit. On May 7, 2004, TXU Corp. announced it had reached an agreement with the plaintiffs, under which TXU Corp. repurchased the $423 million principal amount of the securities for approximately $404 million, that will result in the dismissal of this lawsuit.

      On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An amended complaint was filed in February 2004 that joined additional, unaffiliated defendants. Three retail electric providers have filed motions for leave to intervene in the action alleging claims substantially identical to TCE's. In addition, approximately 25 purported former customers of TCE have filed a motion to intervene in the action alleging claims substantially identical to TCE's, both on their own behalf and on behalf of a putative class of all former customers of TCE. A hearing on these motions is scheduled for May 20, 2004. TXU Corp. believes that it has not committed any violation of the antitrust laws and the Commission's investigation of the market conditions in late February 2003 has not resulted in any findings adverse to TXU Energy. Accordingly, TXU Corp. believes that TCE's and the interveners' claims against TXU Energy and its subsidiary companies are without merit and TXU Energy and its subsidiaries intend to vigorously defend the lawsuit. TXU Corp. is unable to estimate any possible loss or predict the outcome of this action.

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

      In November 2002 and February and March 2003, three lawsuits were filed in the United States District Court for the Northern District of Texas asserting claims under the Employee Retirement Income Security Act (ERISA) on behalf of a putative class of participants in and beneficiaries of various employee benefit plans of TXU Corp. These ERISA lawsuits have been consolidated, and a consolidated complaint was filed in February 2004 against TXU Corp., the directors of TXU Corp., Erle Nye, Peter B. Tinkham, Kirk R. Oliver, Biggs C. Porter, Diane J. Kubin, Barbara B. Curry and Richard Wistrand. On February 10, 2004, the plaintiffs filed its motion for and memorandum in support of class certification. Discovery is ongoing. The plaintiffs seek to represent a class of participants in such employee benefit plans during the period between April 26, 2001 and July 11, 2002. While TXU Corp. believes the claims are without merit and intends to vigorously defend the lawsuit, it is unable to estimate any possible loss or predict the outcome of this consolidated action.

      On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This case was transferred to the Beaumont Division of the Eastern District of Texas and subsequently transferred on March 24, 2004 to the Northern District of Texas, Dallas Division. This action is brought by an individual, alleged to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. On September 15, 2003, defendants filed a motion to dismiss the lawsuit which is pending before the court. TXU Corp. believes that the plaintiff lacks standing to assert any antitrust claims against TXU Corp. or TXU Portfolio Management, and that defendants have not violated antitrust laws or other laws as claimed by the plaintiff. Therefore, TXU Corp. believes that plaintiff's claims are without merit and plans to vigorously defend the lawsuit. TXU Corp. is unable to estimate any possible loss or predict the outcome of this action.

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

9.    RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

      Net pension and other postretirement benefit costs recognized during the three months ended March 31, 2004 and 2003 are comprised of the following:

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                            ------------------
                                                                                             2004       2003
                                                                                            ------     -------
Components of Net Pension Costs:
  Service cost........................................................................       $  14      $  13
  Interest cost.......................................................................          35         33
  Expected return on assets...........................................................         (37)       (37)
  Amortization of unrecognized prior service cost.....................................           1          1
  Amortization of net loss............................................................           5          1
                                                                                             -----      -----
    Net periodic pension cost.........................................................       $  18      $  11
                                                                                             =====      =====
Components of Net Periodic Postretirement Benefit Costs:
  Service cost........................................................................       $   4      $   5
  Interest cost.......................................................................          15         17
  Expected return on assets...........................................................          (4)        (4)
  Amortization of unrecognized net transition asset...................................           1          1
  Amortization of unrecognized prior service cost.....................................          (1)        --
  Amortization of net loss............................................................           7          8
                                                                                             -----      -----
    Net postretirement benefit cost...................................................       $  22      $  27
                                                                                             =====      =====

      At March 31, 2004, TXU Corp. estimates that its total contributions to the pension plans and other postretirement benefit plans for the remainder of 2004 will not be materially different than previously disclosed in the 2003 Form 10-K.

10.   SEGMENT INFORMATION

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


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                    -------------------
                                                                                     2004         2003
                                                                                    ------       ------
  Operating revenues:
       Energy............................................................          $ 1,964       $1,791
       Energy Delivery...................................................            1,030        1,127
       Australia.........................................................              355          225
       Corporate and other ..............................................                6            3
       Eliminations......................................................             (363)        (386)
                                                                                   -------       -------
          Consolidated...................................................          $ 2,992       $2,760
                                                                                   =======       ======

   Regulated revenues included in operating revenues:
       Energy ...........................................................          $    --       $   --
       Energy Delivery...................................................            1,030        1,127
       Australia.........................................................               29           20
       Corporate and other...............................................               --           --
       Eliminations......................................................               --           --
                                                                                   -------       ------
          Consolidated...................................................          $ 1,059       $1,147
                                                                                   =======       ======

   Affiliated revenues included in operating revenues:
       Energy ...........................................................          $     7       $    6
       Energy Delivery...................................................              352          380
       Corporate and other...............................................                4           --
       Eliminations......................................................             (363)        (386)
                                                                                   -------       -------
          Consolidated...................................................          $    --       $   --
                                                                                   =======       ======

   Income from continuing operations before cumulative effect of changes in accounting principles:
       Energy ...........................................................          $   117       $   34
       Energy Delivery...................................................              104          110
       Australia ........................................................               32           27
       Corporate and other...............................................              (52)         (56)
                                                                                   -------       ------
          Consolidated...................................................          $   201       $  115
                                                                                   =======       ======

11.   SUPPLEMENTARY FINANCIAL INFORMATION

      Regulated Versus Unregulated Operations --

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                            -------------------
                                                                                             2004         2003
                                                                                            ------       ------
      Operating revenues:
          Regulated......................................................................   $1,059      $1,147
          Unregulated....................................................................    2,296       1,999
          Intercompany sales eliminations - regulated....................................     (352)       (380)
          Intercompany sales eliminations - unregulated .................................      (11)         (6)
                                                                                             -----      ------
               Total operating revenues..................................................    2,992       2,760
                                                                                             -----      ------
      Costs and operating expenses:
          Cost of energy sold and delivery fees - regulated..............................      334         436
          Cost of energy sold and delivery fees - unregulated*...........................    1,078         929
          Operating costs - regulated....................................................      217         211
          Operating costs - unregulated..................................................      200         203
          Depreciation and amortization - regulated......................................      123         100
          Depreciation and amortization - unregulated....................................      112         123
          Selling, general and administrative expenses - regulated.......................       71          39
          Selling, general and administrative expenses - unregulated.....................      211         207
          Franchise and revenue-based taxes - regulated..................................       81          74
          Franchise and revenue-based taxes - unregulated................................       27          37
          Other income...................................................................       (9)        (13)
          Other deductions...............................................................       19          17
          Interest income................................................................       (5)        (10)
          Interest expense and related charges...........................................      237         247
                                                                                             -----      ------
               Total costs and expenses..................................................    2,696       2,600
                                                                                             -----      ------
      Income from continuing operations before income taxes and
          cumulative effect of changes in accounting principles..........................    $ 296      $  160
                                                                                             =====      ======

     -----------
         *Includes cost of fuel consumed of $249 million and $425 million for the three months ended March 31, 2004 and 2003, respectively. The balance in each period represents energy purchased for resale and delivery fees.

      The operations of the Energy segment are included above as unregulated, as the Texas market is open to competition. However, retail pricing to residential customers in its historical service territory continues to be subject to transitional regulatory provisions.

      Other Income and Deductions --

                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                         ------------------
                                                                                          2004         2003
                                                                                         ------       ------
      Other income:
          Net gain on sale of businesses and other properties......................      $    1        $   6
          Unrealized foreign exchange gain on Australian dollar
             denominated note receivable...........................................           1            5
          Equity portion of allowance for funds used during construction...........           1            1
          Equity in income of unconsolidated entities..............................           1           --
          Other....................................................................           5            1
                                                                                         ------        -----
               Total other income..................................................      $    9        $  13
                                                                                         ======        =====
      Other deductions:
          Equity in losses of unconsolidated entities..............................      $   --        $  16
          Employee severance and asset writedowns related to performance
             improvement plan......................................................          17           --
          Expenses related to impaired construction projects.......................           2            1
                                                                                         ------        -----
               Total other deductions..............................................      $   19        $  17
                                                                                         ======        =====

      Interest Expense and Related Charges --

                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                         -------------------
                                                                                           2004         2003
                                                                                         -------       ------
Interest (a).....................................................................         $  202       $  226
Distributions on preferred membership interests of TXU Energy (a)................             17           --
Interest on long-term debt held by subsidiary trust..............................              9           10
Preferred stock dividends of subsidiaries........................................              1            3
Amortization of debt discounts, premiums and issuance cost.......................             11           11
Allowance for borrowed funds used during construction
   and capitalized interest......................................................             (3)          (3)
                                                                                          ------       ------
      Total interest expense and related charges.................................         $  237       $  247
                                                                                          ======       ======

  (a)Interest amount in 2003 includes $17 million related to the exchangeable subordinated notes that were exchanged for preferred membership interests in July 2003.

      Regulatory Assets and Liabilities --

                                                                                      March 31,    December 31,
                                                                                        2004           2003
                                                                                     --------        --------
Regulatory Assets
Generation-related regulatory assets recoverable by securitization bonds....          $1,644         $1,654
Securities reacquisition costs..............................................             123            121
Recoverable deferred income taxes -- net....................................              98             96
Other regulatory assets.....................................................             207            207
                                                                                      ------         ------
    Total regulatory assets.................................................           2,072          2,078

Regulatory Liabilities
Asset retirement obligations - removal cost.................................             131            129
Investment tax credit and protected excess deferred  taxes..................              87             89
Other ......................................................................              31             23
                                                                                      ------         ------
    Total regulatory liabilities............................................             249            241
                                                                                      ------         ------

      Net regulatory assets.................................................          $1,823         $1,837
                                                                                      ======         ======

      Included in net regulatory assets are assets of $169 million and $172 million at March 31, 2004 and December 31, 2003, respectively, that are earning a return. The regulatory assets, other than those subject to securitization, have a remaining recovery period of 15 to 47 years.

      Included in other regulatory assets as of March 31, 2004 was $29 million related to nuclear decommissioning liabilities.

      Restricted Cash -- At March 31, 2004, TXU Corp. had a $525 million investment in LOC Trust, accounted for as restricted cash, representing collateral to support a new $500 million credit facility (see Note 4). The remaining restricted cash reported in investments on the balance sheet as of March 31, 2004 included $45 million held as collateral for letters of credit issued and $10 million principally related to payment of fees associated with the securitization bonds. At March 31, 2004, the Oncor Electric Delivery Transition Bond Company LLC had $9 million of restricted cash, representing collections from customers that secure its securitization bonds and may be used only to service its debt and pay its expenses.

      Accounts Receivable -- At March 31, 2004 and December 31, 2003, accounts receivable of $1.3 billion and $1.4 billion are stated net of allowance for uncollectible accounts of $54 million and $60 million, respectively. During the three months ended March 31, 2004, bad debt expense was $29 million, account write-offs were $42 million and other activity increased the allowance for uncollectible accounts by $8 million. During the three months ended March 31, 2003, bad debt expense was $15 million, account write-offs were $11 million and other activity decreased the allowance for uncollectible accounts by $6 million. Allowances related to receivables sold are reported in other current liabilities and totaled $34 million and $42 million at March 31, 2004 and December 31, 2003, respectively.

      Accounts receivable included $566 million and $625 million of unbilled revenues at March 31, 2004 and December 31, 2003, respectively.

      Intangible Assets -- Intangible assets other than goodwill are comprised of the following:

                                                      As of March 31, 2004          As of December 31, 2003
                                                   ----------------------------  ------------------------------
                                                   Gross                           Gross
                                                  Carrying   Accumulated          Carrying  Accumulated
                                                   Amount    Amortization   Net    Amount   Amortization   Net
                                                   ------    ------------   ---   ------   ------------   ---
Intangible assets subject to amortization
 included in property, plant and
 equipment:
   Capitalized software......................       $ 655       $ 345     $ 310     $ 634      $ 315      $ 319
   Land easements............................         195          75       120       192         74        118
   Mineral rights and other..................          31          22         9        31         22          9
                                                    -----       -----     -----     -----      -----      -----
     Total...................................       $ 881       $ 442     $ 439     $ 857      $ 411      $ 446
                                                    =====       =====     =====     =====      =====      =====


      Aggregate TXU Corp. amortization expense for intangible assets for the three months ended March 31, 2004 and 2003 was $31 million and $23 million, respectively. At March 31, 2004, the weighted average useful lives of capitalized software, land easements and mineral rights and other were 6 years, 68 years and 40 years, respectively.

      Detail of the carrying amount of goodwill at March 31, 2004 and December 31, 2003, follows:

                                                                Energy
                                                   Energy       Delivery     Australia       Total
                                                   ------       --------     ---------       -----

Balance at December 31, 2003.................    $   533        $  331         $ 965        $1,829
      Foreign currency translation effects ..         --            --             6             6
                                                 -------        ------         -----        ------
Balance at March 31, 2004....................    $   533        $  331         $ 971        $1,835
                                                 =======        ======         =====        ======


      Commodity Contracts -- At March 31, 2004 and December 31, 2003, current and noncurrent commodity contract assets, arising largely from mark-to-market accounting, totaled $1.5 billion and $1.3 billion, respectively, and are stated net of applicable credit (collection) and performance reserves totaling $19 million and $18 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts. Current and non-current commodity contract liabilities totaled $1.4 billion and $1.2 billion at March 31, 2004 and December 31, 2003, respectively.

     Inventories by Major Category --

                                                                                      March 31,    December 31,
                                                                                        2004           2003
                                                                                      --------     -----------
Materials and supplies.........................................................        $  269         $  269
Fuel stock.....................................................................           113            108
Gas stored underground.........................................................           148            222
                                                                                       ------         ------
    Total inventories..........................................................        $  530         $  599
                                                                                       ======         ======

      Property, Plant and Equipment -- As of March 31, 2004 and December 31, 2003, property, plant and equipment of $20.9 billion is stated net of accumulated depreciation and amortization of $11.0 billion and $10.9 billion, respectively.

      As of March 31, 2004, substantially all of Oncor's electric utility property, plant and equipment (with a net book value of $6.4 billion) was pledged as collateral for Oncor's first mortgage bonds and senior secured notes.

      Derivatives and Hedges -- TXU Corp. experienced net hedge ineffectiveness of $11 million, reported as a loss in revenues, for the three months ended March 31, 2004. For the three months ended March 31, 2003, no hedge ineffectiveness was reported in revenues. The loss relates primarily to hedges of anticipated power sales.

      The net effect of unrealized mark-to-market ineffectiveness accounting, which includes the above amounts as well as the effect of reversing unrealized gains and losses recorded in previous periods to offset realized gains and losses in the current period, totaled $14 million in net losses for the three months ended March 31, 2004 and $6 million in net gains for the three months ended March 31, 2003.

      As of March 31, 2004, it is expected that $83 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. Of this amount, $58 million relates to commodities hedges and $25 million relates to financing-related hedges. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings and cash flows (which would otherwise exist) is mitigated through the use of cash flow hedges.

      Supplemental Cash Flow Information --

      The consolidation of Pinnacle in 2003 was a noncash activity.

      See Note 2 for the effects of adopting SFAS 143, which were noncash in nature.

INDEPENDENT ACCOUNTANTS' REPORT



TXU Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Corp. and subsidiaries (TXU Corp.) as of March 31, 2004, and the related condensed statements of consolidated income, comprehensive income and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of TXU Corp.'s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of TXU Corp. as of December 31, 2003, and the related statements of consolidated income, comprehensive income, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report (which includes explanatory paragraphs related to the adoption of Statement of Financial Accounting Standards No. 142 and the rescission of Emerging Issues Task Force Issue No. 98-10) dated March 11, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP


Dallas, Texas
May 7, 2004

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

      TXU Corp. has three reportable segments: Energy, Energy Delivery and Australia. (See Note 10 to Financial Statements for further information concerning reportable business segments.)

      TXU Corp. is considering various alternatives in evaluating the results of operations of TXU Energy, and accordingly expects to disaggregate the business into two or more business segments effective with reporting for the second quarter of 2004.

Changes in Business
-------------------

      Strategic Initiatives - As previously reported, on February 23, 2004, C. John Wilder was named president and chief executive of TXU Corp. Mr. Wilder was formerly executive vice president and chief financial officer of Entergy Corporation. Mr. Wilder has been reviewing the operations of TXU Corp. and has formulated certain strategic initiatives and continues to develop others.

      Areas to be reviewed include:

      o Performance in competitive markets, including profitability in new markets
      o  Cost structure, including organizational alignments and headcount
      o Management of natural gas price risk and cost effectiveness of the generation fleet
      o  Non-core business activities

      On April 26, 2004, TXU Corp. announced the following series of transactions, as well as various performance improvement initiatives as follows:

      o TXU Australia will be sold to Singapore Power Ltd. for $3.7 billion, including $1.7 billion of assumed debt and $2.0 billion in cash. The pre-tax gain related to the sale is expected to be approximately $375 million. The transaction must be cleared by the Australian Competition and Consumer Commission and is expected to close in the third quarter of 2004.
      o TXU Corp. also agreed to sell the assets of TXU Fuel Company, the gas transportation subsidiary of TXU Energy, to Energy Transfer Partners, L.P. for $500 million in cash. As part of the transaction, TXU Energy will have an eight-year transportation agreement with the new owner to transport gas to TXU Energy's generation plants. The transaction is expected to close on June 1, 2004, subject to review under the Hart-Scott-Rodino Act. The pre-tax gain related to the sale is expected to be approximately $390 million, which will be recognized over eight years.
      o TXU Corp. also announced its intent to sell TXU Gas. It is expected that any transaction would be closed by the end of 2004, and the sales price is expected to approximate book value. Pre-tax cash proceeds from the transaction are expected to approximate $1.4 billion.
      o The anticipated after-tax net proceeds from these sales transactions of approximately $3.4 billion allow for the repurchase of preferred membership interests (as described immediately below) and the intended reduction in debt of approximately $1.5 billion.
     o On April 26, 2004, TXU Corp. repurchased all $750 million outstanding principal amount of TXU Energy's Exchangeable Preferred Membership Interests at a price of $1.8 billion funded initially by borrowings under available credit facilities. The transaction will result in savings of $68 million in annual cash distributions and the elimination of 57.1 million diluted common shares. The transaction will also result in a reduction in additional paid-in capital of approximately $815 million. This amount represents the excess of the $1.8 billion repurchase amount over the carrying amount of the security, net of approximately $380 million in deferred income tax benefits arising from the transaction. The carrying amount of the security is the $750 million principal amount less a $102 million remaining unamortized discount. The $815 million charge to paid-in capital will reduce net income available to common shareholders, in the same manner as TXU Corp.'s existing preference share dividends.
     o TXU Corp. anticipates performance improvements as a result of various strategic initiatives, including reduced administrative support costs, increased base load (nuclear and coal-fired) generation plant output and improved operating results in markets outside the historical service territory. Management preliminarily estimates the implementation of these strategic initiatives will result in unusual charges of approximately $370 million ($241 million after-tax) in 2004, including approximately $100 million related to employee severance costs and $270 million of asset impairments and write-offs.
         These unusual charge amounts, which are expected to principally impact the Energy segment, are subject to change and other charges may be identified in the future. In the first quarter of 2004, TXU Corp. recorded a $17 million ($11 million after-tax) charge, reported in other deductions, consisting of $16 million for accrued severance benefits and $1 million in asset writedowns related to these initiatives.

      The review of TXU Corp.'s operations and formulation of strategic initiatives is ongoing. The phases of the plan expected to result in the unusual charges discussed above are anticipated to be largely completed within one year. Upon completion of each phase of the plan, TXU Corp. expects to fully describe the actions intended to improve the financial performance of its operations. In addition to the strategic initiatives described above and in "Facility Closings" below, other new strategic initiatives are expected to be undertaken, which could materially affect TXU Corp.'s financial results.

      TXU Corp. expects to report TXU Australia and TXU Gas as discontinued operations beginning in the second quarter.

      Facility Closings -- On March 29, 2004, TXU Energy announced it will permanently retire eight gas-fired operating units due to electric industry market conditions in Texas. TXU Energy will also temporarily close four other gas-fired units and place them under evaluation for retirement. The 12 units represent a total of 1,471 MW, or more than 13 percent, of TXU Energy's gas-fired generation capacity in Texas. A majority of the 12 units were designated as "peaking units" and operated only during the summer for many years and have operated only sparingly during the last two years. Most of the units were built in the 1950s. TXU Energy also determined that it will close its Winfield North Monticello lignite mine in Texas later this year as it is no longer economical to operate. The mine closure will result in the need to purchase coal to fuel the adjacent generation facility. A total charge of $8 million ($5 million after-tax) was recorded in the first quarter for production employee severance costs and impairments related to the various facility closures.

      Discontinued Businesses - In April 2004, TXU Corp. sold its telecommunications business for $527 million. The business was formerly a joint venture and has been consolidated since March 1, 2003.

      In December 2003, TXU Energy finalized a formal plan to sell its strategic retail services business, which is engaged principally in providing energy management services.

      In January 2004, TXU Corp. sold its small natural gas distribution business in Mexico for $11 million.

      The condensed consolidated financial statements for all periods presented reflect the reclassification of the results of these businesses (for the periods they were consolidated) as discontinued operations.

      See Note 3 for more detailed information about discontinued operations.

      Issuance of Securitization Bonds -- Upon issuance of the remaining $790 million in securitization bonds, expected in the second quarter, under a financing order issued by the Commission, TXU Corp. expects to record an estimated extraordinary gain of approximately $10 million after-tax. The gain would arise because of an increase in the carrying value of the regulatory asset subject to securitization due to the effect of higher interest rates on amounts to be recovered from REPs through delivery fee surcharges.

Exchange Rates

      The following exchange rates have been used to convert foreign currency denominated amounts into US dollars, unless they were determined using exchange rates on the date of a specific event:

                                               Balance Sheet                             Income Statement


                                         At March 31,   At December 31,            (average for three months
                                            2004            2003                       ended March 31,)
                                        -------------  ----------------            --------------------------
                                                                                       2004             2003
                                                                                   ----------         --------
Australian dollars (A$) ..........       $0.7537          $0.7495                    $0.7622         $0.5928


RESULTS OF OPERATIONS

      All dollar amounts in Management's Discussion and Analysis of Financial Condition and Results of Operations and the tables therein, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

      The results of operations and the related management's discussion of those results for all periods presented reflect the discontinuance of certain operations of TXU Corp. (see Note 3 to Financial Statements regarding discontinued operations).

TXU Corp. Consolidated
----------------------

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003
-------------------------------------------------------------------------------

      Reference is made to the consolidated income statements presented in the financial statements and the comparisons of results by business segment following the discussion of consolidated results immediately below. The business segment comparisons provide additional detail and quantification of items affecting financial results.

      TXU Corp.'s operating revenues increased $232 million, or 8%, to $3.0 billion in 2004. Operating revenues rose $173 million, or 10%, to $2.0 billion in the Energy segment reflecting higher retail and wholesale pricing, partially offset by the effect of a mix shift to lower-price wholesale sales. Operating revenues in the Australia segment increased $130 million, or 58%, to $355 million driven by the translation effect of the stronger Australian dollar ($80 million), higher wholesale electricity and gas prices and volumes and higher results from hedging and risk management activities. Operating revenues in the Energy Delivery segment declined by $97 million, or 9%, to $1.0 billion driven by lower gas sales volumes and prices, primarily reflecting colder weather in the 2003 quarter. Consolidated revenue growth also reflected a $26 million reduction in the intercompany sales elimination, primarily reflecting lower sales by Oncor to TXU Energy as sales to nonaffiliated REPs increased.

      Net results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $68 million to a net gain of $33 million in 2004. Changes in these results reflect market price movements on commodity positions held to hedge gross margin; the comparison to 2003 also reflects a decline of $18 million due to a favorable settlement with a counterparty in 2003. Results from these activities include net unrealized losses arising from mark-to-market accounting of $3 million in 2004 and $21 million in 2003.

 Gross Margin

                                                                         Three Months Ended March 31,
                                                                 ---------------------------------------------
                                                                             % of                        % of
                                                                  2004       Revenue       2003        Revenue
                                                                  ----       -------       ----        -------

Operating revenues.....................................          $ 2,992        100%      $ 2,760        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            1,412         47%        1,365         50%
     Operating costs...................................              417         14%          414         15%
     Depreciation and amortization related to operating
         assets........................................              207          7%          204          7%
                                                                 -------      -----       -------    -------
Gross margin...........................................          $   956         32%      $   777         28%
                                                                 =======      =====       =======    =======

      Gross margin is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the variable and fixed costs of energy sold, whether generated or purchased, as well as the costs to deliver energy.

      The depreciation and amortization expense included in gross margin excludes $28 million and $19 million of such expense for the three months ended March 31, 2004 and 2003, respectively, related to assets that are not directly used in the generation and delivery of energy.

      Gross margin increased $179 million, or 23%, to $956 million in 2004. The Energy segment's gross margin increased $162 million, or 56%, to $452 million reflecting higher sales prices, which were partially offset by the effect of lower results from hedging and risk management activities, and more effective management of gas-fired generation versus purchased power supply sourcing as well as increased base load (nuclear and coal-fired) production, partially offset by the effect of a mix shift from higher-margin retail sales to wholesale sales and higher delivery fees. Lower depreciation and amortization and operating costs also contributed to the Energy segment's gross margin improvement. An increase in the Australia segment's margin of $33 million, or 36%, to $125 million reflected the stronger Australian dollar, the effect of higher wholesale electricity and gas sales and higher hedging and risk management results. The Energy Delivery segment's gross margin decreased $16 million, or 4%, to $386 million reflecting lower gas sales volumes and prices.

      Depreciation and amortization (including amounts shown in the gross margin table above) increased $12 million, or 5%, to $235 million in 2004, reflecting investments in delivery facilities to support growth and normal replacements of equipment and the start of amortization of regulatory assets associated with securitization bonds issued in August 2003. These effects were partially offset by a $24 million impact of lower depreciation related to TXU Energy's generation fleet due primarily to extensions of estimated depreciable lives to better reflect useful lives. (See Note 1 to Financial Statements.)

      SG&A expense increased $36 million, or 15%, to $282 million in 2004. The Australia segment's SG&A expense increased $17 million reflecting the impact of foreign currency rates and higher employee staffing and marketing expenses to support retail competition activities in newly competitive markets. The Energy segment's SG&A expense increased $2 million due to a $14 million increase in bad debt expense, partially offset by lower staffing and related administrative expenses. The remaining increase reflects $14 million in compensation expense under Mr. Wilder's employment agreement.

      Other deductions increased $2 million to $19 million in 2004. The 2004 amount includes $17 million in charges for employee severance and asset writedowns associated with the performance improvement initiatives discussed above. Because of the scope and magnitude of the significant strategic initiatives underway and contemplated, as described above under "Changes in Business," TXU Energy expects to record significant unusual charges in 2004, including asset writedowns and employee severance costs. These charges will be classified as other deductions. The charges described immediately above represent the effects of an initial phase of those initiatives. The 2003 period includes $16 million of equity losses of Pinnacle prior to its consolidation in March 2003.

      Interest expense and related charges decreased $10 million, or 4%, to $237 million in 2004, reflecting a $13 million decrease due to lower average borrowings, partially offset by a $3 million increase due to higher average interest rates resulting in part from the replacement of short-term borrowings with higher rate long-term debt.

      The effective income tax rate on income from continuing operations before cumulative effect of changes in accounting principles was 32.1% in 2004 and 28.1% in 2003. The increase reflected the effect of comparable tax benefit amounts of depletion allowances and amortization of investment tax credits on a higher income base in 2004. Also contibuting to the effective rate increase was the effect of non-deductible executive compensation expense in 2004, which was partially offset by the effect of a non-taxable Medicare subsidy in 2004 ($7 million for the quarter).

      Income from continuing operations before cumulative effect of changes in accounting principles increased $86 million to $201 million in 2004. This performance reflected an increase of $83 million in the Energy segment, driven by higher gross margin. Results in the Energy segment reflected $17 million ($11 million after-tax) in charges related to the performance improvement plan, reported in other deductions as discussed above. Earnings in the Australia segment rose $5 million, or 19%, to $32 million driven by the translation benefit of a stronger Australian dollar ($7 million). Earnings in the Energy Delivery segment decreased $6 million, or 5%, to $104 million due principally to the effects of weather-related lower sales volumes in the gas business. Corporate and other expenses declined $4 million, primarily reflecting the absence of $16 million in equity losses from Pinnacle, partially offset by the $14 million (pre and after-tax) charge related to Mr. Wilder's employment agreement reported in SG&A expenses as discussed above. Net pension and postretirement benefit costs reduced income from continuing operations by $21 million in 2004 and 2003.

      Loss from discontinued operations was $19 million in 2004 and $12 million in 2003, primarily reflecting the results of the telecommunications business. (See Note 3 to Financial Statements.)

      A cumulative effect of changes in accounting principles, representing an after-tax charge of $58 million in 2003, reflects the impact on commodity contract mark-to-market accounting from rescission of EITF 98-10 and the recording of asset retirement obligations under SFAS 143. (See Note 2 to Financial Statements.)

      Diluted earnings per share from continuing operations before cumulative effect of changes in accounting principles and the effect of preference stock dividends increased $0.23 to $0.57 per share in 2004, reflecting the improvement in operating results as average common shares outstanding remained flat compared to 2003. A total of 57.1 million dilutive shares relate to the $750 million exchangeable preferred membership interests originally issued as subordinated notes in November 2002. For the diluted earnings per share calculation, $13 million in after-tax distributions and discount amortization related to these securities is added back to net income.

Commodity Contracts and Mark-to-Market Activities
-------------------------------------------------

      The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2004. The net change in these assets and liabilities, excluding "other activity" as described below, represents the net effect of recording unrealized gains/(losses) under mark-to-market accounting for positions in the commodity contract portfolio. These positions consist largely of economic hedge transactions, with speculative trading representing a small fraction of the activity.

                                                                                                Three Months
                                                                                                    Ended
                                                                                               March 31, 2004
                                                                                               -----------------

     Balance of net commodity contract assets at beginning of period...............                  $  90

     Settlements of positions included in the opening balance (1)..................                    (19)

     Unrealized mark-to-market valuations of positions held at end of period.......                     31

     Other activity (2)............................................................                     12
                                                                                                     -----

     Balance of net commodity contract assets at end of period.....................                  $ 114
                                                                                                     =====

     --------------------------
       (1) Represents unrealized mark-to-market valuations of these positions recognized in earnings as of the beginning of the period.
       (2) Includes initial values of positions involving the receipt or payment of cash or other consideration, such as option premiums and the amortization of such values. These activities have no effect on unrealized mark-to-market valuations.

      In addition to the net effect of recording unrealized mark-to-market gains and losses that are reflected in changes in commodity contract assets and liabilities, similar effects arise in the recording of unrealized ineffectiveness mark-to-market gains and losses associated with commodity-related cash flow hedges that are reflected in changes in cash flow hedges and other derivative assets and liabilities. The total net effect of recording unrealized gains and losses under mark-to-market accounting is summarized as follows:

                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                         --------------------
                                                                                           2004         2003
                                                                                         -------       ------
Unrealized gains/(losses) related to commodity contract portfolio................         $   12       $  (27)

Ineffectiveness gains/(losses) related to cash flow hedges.......................            (15)           6
                                                                                          -------      ------

Total unrealized gains/(losses)..................................................         $   (3)      $  (21)
                                                                                          =======      =======


      These amounts are included in the "hedging and risk management activities" component of revenues as presented in the TXU Energy and TXU Australia segment data.

      Maturity Table -- Of the net commodity contract asset balance above at March 31, 2004, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years' earnings is $154 million. The offsetting net liability of $40 million included in the March 31, 2004 balance sheet is comprised principally of amounts representing current and prior years' net receipts of cash or other consideration, including option premiums, associated with contract positions, net of any amortization. The following table presents the unrealized mark-to-market balance at March 31, 2004, scheduled by contractual settlement dates of the underlying positions.


                                      Maturity dates of unrealized net mark-to-market balances at March 31, 2004
                                     ----------------------------------------------------------------------------
                                      Maturity less                                  Maturity in
                                         than         Maturity of     Maturity of      Excess of
       Source of fair value              1 year        1-3 years       4-5 years        5 years         Total
----------------------------------    -------------  ------------     -----------    ------------       -----
Prices actively quoted...........         $ 72           $  -             $ -            $  -           $  72
Prices provided by other
    external sources.............            6             39               2              (2)             45
Prices based on models...........           12              -               1              24              37
                                          ----           ----             ---            ----           -----
Total............................         $ 90           $ 39             $ 3            $ 22           $ 154
                                          ====           ====             ===            ====           =====
Percentage of total fair value...           59%            25%              2%             14%            100%

      As the above table indicates, approximately 84% of the unrealized mark-to-market valuations at March 31, 2004 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available in the US. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power and natural gas generally extend through 2005 and 2010, respectively, in the US. The "prices based on models" category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

Energy
------

Financial Results
-----------------

                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                         2004         2003 (a)
                                                                                     -----------     -----------

Operating revenues...............................................................        $1,964      $ 1,791

Costs and expenses:

     Cost of energy sold and delivery fees.......................................         1,261        1,217

     Operating costs.............................................................           168          182

     Depreciation and amortization...............................................            98          113

     Selling, general and administrative expenses................................           144          142

     Franchise and revenue-based taxes...........................................            26           28

     Other income ...............................................................            (1)          (8)

     Other deductions............................................................            20            2

     Interest income.............................................................            (2)          (2)

     Interest expense and related charges .......................................            79           77
                                                                                         ------      -------

         Total costs and expenses................................................         1,793        1,751
                                                                                         ------      -------

Income from continuing operations before income taxes and cumulative effect of
  changes in accounting principles...............................................           171           40

Income tax expense...............................................................            54            6
                                                                                         ------      -------

Income from continuing operations before cumulative effect of changes in
  accounting principles..........................................................        $  117      $    34
                                                                                         ======      =======

-----------------

    The segment includes the electricity generation, wholesale and retail energy sales, and hedging and risk management operations of TXU Energy, operating principally in the competitive Texas market.
(a) Prior year amounts have been restated to reflect the strategic retail services business as discontinued operations (see Note 3 to Financial Statements).

Energy
------

Operating Data
--------------

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                         2004           2003
                                                                                      --------        --------
Operating statistics - volumes:

Retail electricity (GWh):
   Historical service territory (a):
   Residential.................................................................           7,119          8,171
   Small business (b)..........................................................           2,533          3,243
                                                                                        -------        -------
     Total historical service territory........................................           9,652         11,414
   Other territories (a):
   Residential.................................................................             518            362
   Small business (b)..........................................................              61             71
                                                                                        -------        -------
     Total other territories...................................................             579            433
   Large business..............................................................           6,709          7,551
                                                                                        -------        -------
     Total retail electricity..................................................          16,940         19,398
Wholesale electricity (GWh)....................................................          12,936          7,451
                                                                                        -------        -------
     Total retail and wholesale electricity....................................          29,876         26,849
                                                                                        =======        =======

Production and purchased power (GWh):
   Nuclear (base load).........................................................           4,854          4,740
   Lignite/coal (base load)....................................................          10,203          8,687
   Gas/oil.....................................................................             910          3,662
   Purchased power.............................................................          14,346         10,515
                                                                                        -------        -------
     Total energy supply.......................................................          30,313         27,604
   Less line loss and other....................................................             437            755
                                                                                        -------        -------
     Net energy supply.........................................................          29,876         26,849
                                                                                        =======        =======

Base load capacity factors (%):
   Nuclear.....................................................................              97.0           95.4
   Lignite/coal................................................................              83.8           73.2

Customer counts:

Retail electricity customers (end of period & in thousands - based on number of meters):
   Historical service territory (a):
     Residential...............................................................           2,054          2,184
     Small business (b)........................................................             316            324
                                                                                        -------        -------
        Total historical service territory.....................................           2,370          2,508

   Other territories (a):
     Residential...............................................................             163            112
     Small business (b)........................................................               5              5
                                                                                        -------        -------
        Total other territories................................................             168            117
Large business.................................................................              78             76
                                                                                        -------        -------
     Total retail electricity customers........................................           2,616          2,701
                                                                                        =======        =======

--------------
(a)  Breakout of historical service and other territory data are best estimates.
(b)  Customers with demand of less than 1 MW annually.


                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                         2004           2003
                                                                                      ---------       ---------
Operating revenues (millions of dollars):

Retail electricity revenues:
   Historical service territory (a):
   Residential.................................................................         $   650        $   653
   Small business (b)..........................................................             256            294
                                                                                        -------        -------
     Total historical service territory........................................             906            947

   Other territories (a):
   Residential.................................................................              43             31
   Small business (b)..........................................................               6              6
                                                                                        -------        -------
     Total other territories...................................................              49             37
   Large business and other customers..........................................             453            448
                                                                                        -------        -------
Total retail electricity revenues..............................................           1,408          1,432
Wholesale electricity revenues.................................................             475            237
Hedging and risk management activities.........................................             (12)            81
Other revenues.................................................................              93             41
                                                                                        -------        -------
     Total operating revenues..................................................         $ 1,964        $ 1,791
                                                                                        =======        =======

Weather (average for service territory)(c)
 Percent of normal:
     Heating degree days.......................................................           88.6%         106.6%

   (a) Breakouts of historical service and other territory data are best estimates.
   (b) Customers with demand of less than 1 MW annually.
   (c) Weather data is obtained from Meteorlogix, an independent company that collects weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).


                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                       2004            2003
                                                                                     --------         --------
Fuel and Purchased Power Costs ($/MWh)

     Nuclear generation.......................................................          $  4.41      $   4.32
     Lignite/coal generation..................................................          $ 13.28      $  13.05
     Gas/Oil generation and purchased power...................................          $ 43.99      $  48.17
       Average Total Electricity Supply.......................................          $ 27.32      $  29.59

Average Retail Volume (KWh)/Customer
  (calculated using average no. of customers for period)

     Residential..............................................................            3,452        3,692
     Small business...........................................................            8,084       10,000
     Large business and other customers.......................................           91,240       98,126

Average Retail Revenues ($/MWh))

     Residential..............................................................          $ 90.70      $  80.14
     Small business...........................................................          $100.83      $  90.43
     Large business and other customers.......................................          $ 67.53      $  59.38

Average Delivery Fees Charge ($/MWh)..........................................          $ 22.34      $  19.77

Average Contribution Margin (a) ($/MWh)

     Residential..............................................................          $ 41.04      $  30.78
     Small business...........................................................          $ 51.17      $  41.07
     Large business and other customers.......................................          $ 17.87      $  10.02

Estimated Share of ERCOT Retail Markets

     Residential (b)..........................................................              46%           48%
     Small business (b).......................................................              32%           34%
     Large business and other customers (c)...................................              41%           38%

Hedging and Risk Management Activities

     Net unrealized mark to market gains/(losses).............................          $ (18)       $  (17)
     Realized gains (losses)..................................................              6            98
                                                                                        -----        ------
       Total..................................................................          $ (12)       $   81
                                                                                        =====        ======

(a) Operating revenues less cost of energy sold and delivery fees.
(b) Estimated market share is based on the number of customers that have choice.
(c) Estimated market share is based on the annualized consumption for this overall market.

Energy
------

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003
-------------------------------------------------------------------------------

      Operating revenues increased $173 million, or 10%, to $2.0 billion in 2004. Total retail and wholesale electricity revenues rose $214 million, or 13%, to $1.9 billion. This growth reflected higher retail and wholesale pricing, partially offset by the effects of a mix shift to lower-price wholesale sales and warmer winter weather. Total volumes increased 11%, but the effect of higher wholesale volumes was largely offset by a decline in higher-price retail volumes. Retail electricity revenues decreased $24 million, or 2%, to $1.4 billion reflecting a $181 million decline attributable to a 13% drop in sales volumes, driven by the effect of competitive activity, largely offset by a $157 million increase due to higher pricing . Higher pricing reflected increased price-to-beat rates, due to approved fuel factor increases, and higher contract pricing in the competitive large business market, both resulting from higher natural gas prices. Retail electricity customer counts at March 31, 2004 declined 3% from March 31, 2003 but have increased 1% from December 31, 2003. Wholesale electricity revenues grew $238 million, or 100% to $475 million reflecting a $174 million increase attributable to a 74% rise in sales volumes and a $64 million increase due to the effect of increased natural gas prices on wholesale prices. Higher wholesale electricity sales volumes reflected the establishment of the new northeast zone in ERCOT. Because TXU Energy has a generation plant in the new zone, wholesale sales have increased. Wholesale power purchases also increased as a result of the establishment of the new zone. The increase in wholesale sales volumes also reflected a partial shift in the customer base from retail to wholesale services, particularly in the business market.

      Net results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $93 million from a net gain of $81 million in 2003 to a net loss of $12 million in 2004. Changes in these results reflect market price movements on commodity positions held to hedge gross margin; the comparison to 2003 also reflects a decline of $18 million due to a favorable settlement with a counterparty in 2003. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Results from these activities include net unrealized losses arising from mark-to-market accounting of $18 million in 2004 and $17 million in 2003. The majority of TXU Energy's natural gas physical sales and purchases are in the wholesale markets and essentially represent hedging activities. These activities are accounted for on a net basis with the exception of retail sales to business customers, which effective October 1, 2003 are reported gross in accordance with new accounting rules and totaled $46 million in revenues for the first quarter of 2004. The increase in other revenues of $52 million to $93 million in 2004 was primarily driven by this change.

      Gross Margin


                                                                               Three Months Ended
                                                                                   March 31,
                                                                 ------------------------------------------------
                                                                               % of                       % of
                                                                   2004       Revenue         2003       Revenue
                                                                   ----       -------         ----       -------

Operating revenues.....................................          $ 1,964         100%        $ 1,791        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            1,261          64%          1,217         68%
     Operating costs...................................              168           9%            182         10%
     Depreciation and amortization related to operating
         assets........................................               83           4%            102          6%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   452          23%        $   290         16%
                                                                 =======       =====         =======     ======

      The depreciation and amortization expense reported in the gross margin amounts above excludes $15 million and $11 million of such expense for the three months ended March 31, 2004 and 2003, respectively, related to assets that are not directly used in the generation of electricity.

      Gross margin increased $162 million, or 56%, to $452 million in 2004 reflecting higher sales prices, which were partially offset by the effect of lower results from hedging and risk management activities, and more effective management of gas-fired generation versus purchased power supply sourcing as well as increased base load (nuclear and coal-fired) production, partially offset by the effect of a mix shift from higher-margin retail sales to wholesale sales and higher delivery fees. Lower depreciation and amortization and operating costs also contributed to the gross margin improvement.

      Operating costs decreased $14 million, or 8%, to $168 million in 2004. The decline reflected the timing of repair and maintenance activities. Depreciation and amortization related to generation assets decreased $19 million, or 19%, to $83 million, due primarily to extensions of estimated average depreciable lives of nuclear and lignite generation facilities' assets to better reflect their useful lives. (See Note 1 to Financial Statements).

      SG&A expenses increased $2 million, or 1%, to $144 million in 2004 largely due to a $14 million increase in bad debt expense, partially offset by lower staffing and related administrative expenses. The increase in bad debt expense reflects $8 million in higher provisions in 2004 due to higher charge-offs and a $6 million credit in 2003 related to a favorable settlement with a counterparty.

      Other deductions increased $18 million to $20 million in 2004. The 2004 amount includes $17 million ($11 million after-tax) in charges for employee severance and asset writedowns associated with the performance improvement initiatives.

      The effective income tax rate increased to 31.6% in 2004 from 15.0% in 2003. The increase was driven by the effects of comparable (to 2003) tax benefit amounts of depletion allowances and amortization of investment tax credits on a higher income base in 2004.

      Income from continuing operations before cumulative effect of changes in accounting principles increased $83 million to $117 million in 2004, reflecting the higher gross margin partially offset by higher other deductions expense. Net pension and postretirement benefit costs reduced net income by $10 million in 2004 and by $9 million in 2003.

Energy Delivery
----------------

Financial Results
------------------

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                         2004          2003
                                                                                       -------       --------

Operating revenues.............................................................         $1,030       $ 1,127

Costs and  expenses:

    Cost of gas sold...........................................................            326           430

    Operating costs............................................................            216           211

    Depreciation and amortization..............................................            106            87

    Selling, general and administrative expenses...............................             83            84

    Franchise and revenue-based taxes .........................................             81            74

    Other income ..............................................................             (4)           (2)

    Interest income ...........................................................            (12)          (16)

    Interest expense and related charges ......................................             80            92
                                                                                        ------       -------

        Total costs and expenses...............................................            876           960
                                                                                        ------       -------

Income before income taxes.....................................................            154           167

Income tax expense.............................................................             50            57
                                                                                        ------       -------

Net income.....................................................................         $  104       $   110
                                                                                        ======       =======

---------------
    Includes the electricity transmission and distribution business of Oncor and the natural gas pipeline and distribution business of TXU Gas, both of which are subject to regulation by Texas authorities.

Energy Delivery
---------------

Operating Data
--------------

                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                          2004          2003
                                                                                         ------        ------
Operating statistics - volumes:
Electric energy delivered (GWh).................................................        23,631          23,908
Retail gas distribution (Bcf):
     Residential................................................................            38              45
     Business and other.........................................................            22              26
                                                                                        ------         -------
      Total.....................................................................            60              71
                                                                                        ======         =======
Pipeline transportation (Bcf)...................................................            87              86
                                                                                        ======         =======

Reliability statistics:
System Average Interruption Duration Index (SAIDI) (non-storm)(a)...............         86.28           86.90
System Average Interruption Frequency Index (SAIFI) (non-storm)(a)..............          1.26            1.32
Customer Average Interruption Duration Index (CAIDI) (non-storm)(a).............         68.46           65.66

Retail gas distribution customers and electricity points of delivery (end of period and in thousands):

     Retail gas distribution customers..........................................         1,489           1,475
     Electricity distribution points of delivery  (based on number of meters)(b)         2,942           2,914

Operating revenues (millions of dollars):

Electricity transmission and distribution:
     Affiliated (TXU Energy)....................................................        $  349         $   377
     Non-affiliated.............................................................           174             129
                                                                                        ------         -------
      Total ....................................................................           523             506
Retail gas distribution:
     Residential................................................................           312             401
     Business and other.........................................................           159             193
                                                                                        ------         -------
      Total ....................................................................           471             594
Pipeline transportation.........................................................            16              16
Other revenues, net of eliminations.............................................            20              11
                                                                                        ------         -------
      Total retail gas distribution and pipeline transportation.................           507             621
                                                                                        ------         -------
Total operating revenues........................................................        $1,030         $ 1,127
                                                                                        ======         =======

Weather (average for service territory)(c)
  Percent of normal:
     Heating degree days.......................................................          88.6%          106.6%

--------------------------
(a) SAIDI is the number of minutes the average customer is out of electric service in a year. SAIFI is the number of times a year that the average customer experiences an interruption to electric service; and CAIDI is the duration of the average interruption to electric service.
(b) Includes lighting sites, primarily guard lights, for which TXU Energy is the REP but are not included in TXU Energy's customer count. Such sites totaled 99,591 and 104,851 at March 31, 2004 and 2003, respectively.
(c) Weather data is obtained from Meteorlogix, an independent company that collects weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

Energy Delivery
----------------

      Subsequent Event-- On April 26, 2004, TXU Corp. announced its intent to sell TXU Gas by the end of 2004. TXU Gas will be reported as a discontinued operation effective with second quarter results.

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003
-------------------------------------------------------------------------------

      Operating revenues decreased $97 million, or 9%, to $1.0 billion in 2004. Gas delivery revenues decreased $114 million, or 18%, to $507 million reflecting $81 million from a 15% decline in distribution sales volumes due to warmer winter weather and $44 million due to a 13% decrease in the average cost of gas, partially offset by $8 million from the sale of pipeline inventory and $2 million from increased revenue in the utility asset management services business. Electricity delivery revenues increased $17 million, or 3%, to $523 million. Higher tariffs provided $29 million of this increase, reflecting delivery fee surcharges associated with the issuance of securitization bonds in August 2003 ($14 million), transmission rate increases approved in 2003 ($9 million) and an increase in distribution tariffs to recover higher transmission costs ($6 million). Revenue growth also included $5 million in increased disconnect/reconnect fees, reflecting disconnections initiated by REPs on uncollected accounts and increased consumer switching due to competitive activity. A 1% decline in electricity volumes delivered in 2004 resulted in a $17 million decrease in revenue, reflecting lower consumption by residential end-users due to weather, usage efficiencies and other factors.

Gross Margin

                                                                         Three Months Ended March 31,
                                                                 ---------------------------------------------
                                                                             % of                        % of
                                                                  2004       Revenue       2003        Revenue
                                                                  ----       -------       ----        -------

Operating revenues.....................................          $ 1,030        100%      $ 1,127        100%
Costs and expenses:
     Cost of gas sold..................................              326         32%          430         38%
     Operating costs...................................              216         21%          211         19%
     Depreciation and amortization related to delivery assets        102         10%           84          7%
                                                                 -------      -----       -------     ------
Gross margin...........................................          $   386         37%      $   402         36%
                                                                 =======      =====       =======     ======

      The depreciation and amortization expense included in gross margin excludes $4 million and $3 million of such expense for the year ended March 31, 2004 and 2003, respectively, related to assets that are not directly used in the delivery of energy.

      Gross margin decreased $16 million, or 4%, to $386 million in 2004. The gross margin decline reflects the effect of lower gas delivery volumes and prices, partially offset by a $3 million gain on sale of pipeline inventory and a timing difference on the recovery of industrial gas costs in the first quarter of 2003 of $3 million. Gross margin in the electricity delivery business was about even as the increase in revenues was largely offset by an increase in depreciation and amortization driven by increased amortization of regulatory assets. The effect on revenues of the delivery fee surcharges associated with the issuance of securitization bonds is offset by the related amortization expense. The increase in operating costs of $5 million, or 2%, to $216 million reflects a $2 million increase in electricity measurement services, a $2 million increase on greater activity in the utility asset management services business and a $1 million increase in gas main maintenance costs.

      The effective income tax rate decreased to 32.5% in 2004 from 34.1% in 2003. The decrease primarily reflected the effect on postretirement benefit expense of a non-taxable Medicare subsidy in 2004 ($4 million for the quarter).

      Net income decreased $6 million, or 5%, to $104 million in 2004, reflecting lower results of $11 million in the gas delivery business, partially offset by improved results of $5 million in the electricity delivery business. The performance in the gas delivery business reflected the lower gross margin. The increase in the electricity delivery business reflected lower interest expense due to lower average interest rates. Net pension and postretirement benefit costs reduced net income by $7 million in 2004 and $8 million in 2003.

Australia
---------

Financial Results
------------------

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                        2004            2003
                                                                                       ------          ------

Operating revenues............................................................         $  355        $   225

Costs and expenses:

     Cost of energy sold and delivery fees....................................            175             95

     Operating costs..........................................................             33             21

     Depreciation and amortization............................................             25             19

     Selling, general and administrative expenses.............................             35             18

     Other income ............................................................             (1)            --

     Other deductions.........................................................             --              1

     Interest income .........................................................             (1)            (1)

     Interest expense and related charges ....................................             44             34
                                                                                       ------        -------

         Total costs and expenses.............................................            310            187
                                                                                       ------        -------

Income before income taxes ...................................................             45             38

Income tax expense (benefit)..................................................             13             11
                                                                                       ------        -------

Net income....................................................................         $   32        $    27
                                                                                       ======        =======

Australia
---------

Operating Data
--------------

                                                                                     Three Months Ended March 31,
                                                                                    ------------------------------
                                                                                        2004            2003
                                                                                       ------          ------
Operating statistics- volumes:
Retail electricity sales  (GWh)................................................         2,143          1,868
Delivered electricity  (GWh)...................................................           659            597
Retail  gas sales (Bcf)........................................................            12             11
Retail gas distribution  (Bcf).................................................             7              6
Wholesale electricity sales (GWh)..............................................           854            414

Retail customers and points of delivery (end of period and in thousands):
Electricity customers..........................................................           599            559
Gas customers..................................................................           473            463
                                                                                      -------        -------
        Total..................................................................         1,072          1,022
                                                                                      =======        =======

Electricity points of delivery.................................................           562            552
Gas distribution points of delivery............................................           484            469
                                                                                      -------        -------
        Total..................................................................         1,046          1,021
                                                                                      =======        =======

Operating revenues (millions of dollars):
Retail  electricity sales:
     Residential...............................................................       $   104        $    90
     Business and other........................................................            70             45
                                                                                      -------        -------
        Total..................................................................           174            135
Electricity delivery...........................................................            20             12
Retail gas sales:
     Residential...............................................................            28             15
     Business and other........................................................            28             27
                                                                                      -------        -------
         Total.................................................................            56             42
Retail gas distribution........................................................             7              6
Wholesale electricity revenues.................................................            47             10
Wholesale gas revenues.........................................................             6             --
Hedging and risk management activities and other revenues......................            45             20
                                                                                      -------        -------
     Total operating revenues..................................................       $   355        $   225
                                                                                      =======        =======

----------------------
Certain reclassifications have been made to prior periods to conform to current period presentation.

     Subsequent Event -- On April 26, 2004, TXU Corp. announced that TXU Australia will be sold to Singapore Power for $3.7 billion, including $1.7 billion of assumed debt and $2.0 billion in cash. The pre-tax gain related to the sale is expected to be approximately $375 million. The transaction must be cleared by the Australian governmental and regulatory authorities and is expected to close in the third quarter of 2004. TXU Australia will be reported as a discontinued operation effective with second quarter results.

Australia
---------

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003
-------------------------------------------------------------------------------

      The Australia segment's operating revenues increased $130 million, or 58%, to $355 million in 2004. Of this increase, $80 million represented the effect of changes in the foreign currency translation rates, a result of the stronger Australian dollar. The balance of the growth was driven by an increase in wholesale electricity revenues of $27 million, or 165% and higher hedging and risk management activities and other revenues of $20 million (all on a constant exchange rate basis). Wholesale electricity revenues increased due to higher volumes generated and sold into the wholesale markets and higher wholesale market prices. Improved hedging and risk management results also reflected the effects of higher wholesale prices and increased price volatility. Improvements in wholesale markets reflected increased weather-related demand and the impact of a fire in an unaffiliated gas processing plant during the quarter, which resulted in reduced availability of gas to other generating plants in South Australia. As a result, TXU Australia increased its generation of electricity into the pool and also sold additional gas supplies through its newly completed Sea Gas joint venture pipeline.

      Retail electricity revenues on a constant exchange rate basis were relatively flat even though total retail sales volumes rose 15%, primarily a result of lower average prices. Nonresidential sales volumes rose 26%, but the average price on new contracts was lower than in 2003, reflecting competitive prices offered in new markets to these customers. Residential sales volumes were up slightly, mainly as a result of new customers, but lower revenues reflected the impact of a 4% regulated rate reduction to residential customers in the state of Victoria effective April 2003.

      Retail gas revenue growth on a constant exchange rate basis primarily reflected an increase in residential customer revenues ($6 million) partially offset by lower revenues from nonresidential customers ($5 million). Business and other gas revenues decreased primarily as a result of lower average competitive prices offered to these customers in new markets, which more than offset the effect of higher sales volumes.

Gross Margin

                                                                        Three Months Ended March 31
                                                               -------------------------------------------------
                                                                               % of                       % of
                                                                2004          Revenue         2003       Revenue
                                                                ----          -------         ----       --------

Operating revenues.....................................         $   355         100%       $   225         100%
Costs and expenses:
     Cost of energy sold and delivery fees.............             175          49%            95          42%
     Operating costs...................................              33          10%            21           9%
     Depreciation and amortization (related to operating
         assets).......................................              22           6%            17           8%
                                                                -------       -----        -------      ------
Gross margin...........................................         $   125          35%       $    92          41%
                                                                =======       =====        =======      ======

      The depreciation and amortization expense included in gross margin excludes $3 million and $2 million of such expense for 2004 and 2003, respectively, which is not directly related to generation and delivery property, plant and equipment.

     Australia's gross margin improved $33 million, or 36%, to $125 million in 2004. On a local currency basis, gross margin increased 4%, primarily driven by higher wholesale electricity and gas sales volumes and higher hedging and risk management results. On a local currency basis, operating costs were up 19%, primarily for increased delivery asset maintenance costs. Depreciation and amortization related to operating assets increased 2% on a local currency basis, reflecting expenditures for electricity delivery and production assets to support growth. Mark-to-market accounting for commodity contracts increased revenues and gross margin by $15 million in 2004, and decreased results in 2003 by $4 million (as compared to accounting on a settlement basis).

      Australia's net income rose $5 million, or 19%, to $32 million in 2004. This increase reflected a $7 million favorable effect of the stronger Australian dollar. On a local currency basis, Australia's net income decreased almost 7%, a result of a 38% increase in SG&A costs. The increase in SG&A expenses reflected higher employee benefits and staffing and marketing expenses to support retail competition activities in newly competitive markets. The number of employees as of March 31, 2004 was up 41% from the year ago period. Net pension and postretirement benefit costs reduced net income by less than $1 million in 2004 and in 2003. On a local currency basis, interest expense and other related charges were basically unchanged as the favorable impact of reduced debt levels in 2004 were offset by the write-off of previously deferred refinancing costs.

COMPREHENSIVE INCOME - Continuing Operations

      Cash flow hedge activity reported in other comprehensive income from continuing operations included:

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                        2004            2003
                                                                                       ------          ------

Cash flow hedge activity (net of tax):
  Net change in fair value of hedges - gains/(losses):
   Commodities.................................................................       $   (63)       $   (79)
   Financing - interest rate and currency swaps................................           (18)           (29)
                                                                                      -------        --------
                                                                                          (81)          (108)
  Losses realized in earnings (net of tax):
   Commodities.................................................................             1             48
   Financing - interest rate and currency swaps................................            19             33
                                                                                      -------        -------
                                                                                           20             81
Net income (loss) effect of cash flow hedges reported in other
   comprehensive income........................................................       $   (61)       $   (27)
                                                                                      ========       ========

      Other comprehensive income also included adjustments related to foreign currency translation of $7 million and $55 million in gains for the three months ended March 31, 2004 and 2003, respectively. These adjustments reflected the movement in exchange rates between the US dollar and the Australian dollar and have no tax effects.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      Cash Flows - Cash flows provided by operating activities for the three months ended March 31, 2004 were $468 million compared to $927 million for the three months ended March 31, 2003. The principal driver of the $459 million decrease in 2004 was a $616 million tax refund in 2003, primarily related to tax benefits associated with the write-off of the investment in Europe, partially offset by improved working capital (accounts receivable, accounts payable and inventory) of $79 million and improved earnings.

      Cash flows used in financing activities were $645 million in 2004 compared to $483 million in 2003. Net cash used in issuances and repayments of borrowings totaled $608 million in 2004 compared to $438 million in 2003. Common stock dividends paid totaled $40 million in both 2004 and 2003.

      Cash flows used in investing activities totaled $223 million and $190 million during 2004 and 2003, respectively. Capital expenditures, including nuclear fuel, were $236 million in 2004 and $228 million in 2003. Capital expenditures are expected to total $1.1 billion in 2004. Cash flows provided by investing activities in 2004 consisted primarily of $12 million from the settlement of fair value hedges (see Note 4 to Financial Statements). Cash flows provided by investing activities in 2003 included $38 million largely related to the sale of retail gas activities outside of Texas and the sale of property, plant and equipment.

      Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $19 million for 2004. This difference represents amortization of nuclear fuel, which is reported as cost of energy sold in the statement of income consistent with industry practice, and amortization of certain regulatory assets, which is reported as operating costs in the statement of income.

Financing Activities
--------------------

      Long-Term Debt Activity -- During the three months ended March 31, 2004, TXU Corp. and its subsidiaries issued, redeemed, reacquired or made scheduled principal payments on long-term debt as follows:

                                                                           Issuances   Retirements
                                                                           ---------   -----------
TXU Corp.:
    Long-term debt ...................................................       $   --      $    5

Oncor:
    Transition bonds..................................................           --           8

TXU Gas:
    Senior notes......................................................           --         150

US Holdings:
    Long-term debt....................................................           --           1

Pinnacle telecommunications holding company:
    Senior Notes......................................................           --         560

TXU Australia:
    Long-term debt....................................................          759         705
                                                                             ------      ------

    Total............................................                        $  759      $1,429
                                                                             ======      ======

      See Notes 4, 5, 6 and 7 to Financial Statements for further detail of debt issuance and retirements, financing arrangements, debt held by unconsolidated subsidiary trusts and capitalization.

      Debt and Capital Management -- Principally as a result of anticipated cash proceeds from the sales of businesses and assets discussed above under "Changes in Business," TXU Corp. intends to increase value and reduce risk through a comprehensive liability management initiative. Under this iniative, TXU Corp. expects, over time, to repurchase and issue debt, preferred and equity securities, as demonstrated by the repurcahse of the TXU Energy Exchangeable Preferred Membership Interests. During April and May 2004, TXU Corp. also repurchased approximately $90 million of its debt and equity securities in open market purchases.

      Additionally, on May 7, 2004, TXU Corp. announced that it had reached an agreement that will result in the dismissal of a lawsuit brought against TXU Corp. by the owners of approximately 42% of certain TXU Corp. equity-linked debt securities issued in October 2001. Under the terms of the agreement, TXU Corp. will repurchase all of the approximately 8.5 million units of the securities (approximately $423 million principal amount) held by the plaintiffs for an aggregate price of $47.75 per unit for a total cash repurchase price of approximately $404 million. The repurchase of the securities will result in a charge to earnings of up to $16 million and a credit (increase) to additional paid-in capital of up to $57 million. Both amounts are before consideration of any income tax effects, which are under review by management.

      All of the above repurchases were funded through cash on hand and bank borrowings.

      Fair Value Hedges -- In March 2004, fixed-to-variable interest rate swaps related to $400 million of debt were settled for a gain of $18 million ($12 million in cash received as of March 31, 2004). The gain will be amortized to offset interest expense over the remaining life of the debt. Also in March 2004, TXU Corp. entered into interest rate swap transactions through 2006, which are being accounted for as fair value hedges, to effectively convert $400 million of its fixed rate notes to floating interest rates.

      Transactions in April 2004 included settlement of fixed-to-variable interest rate swaps related to $100 million of debt for a gain of $3.5 million, which will be amortized over the remaining life of the debt, and the effective conversion of $2.1 billion of fixed rate debt to variable rates through swaps expiring through 2013.

      Equity --TXU Corp. or its predecessor has declared common stock dividends payable in cash in each year since incorporation in 1945. The Board of Directors of TXU Corp., at its February 2004 meeting, declared a quarterly dividend of $0.125 a share, payable April 1, 2004, to shareholders of record on March 5, 2004. TXU Corp. paid quarterly dividends of $0.125 a share throughout 2003. Future dividends may vary and are subject to consideration of TXU Corp.'s operating cash flow levels and capital requirements as well as financial and other business conditions existing at the time.

      The mortgage of Oncor restricts its payment of dividends to the amount of its retained earnings. Certain other debt instruments and preferred securities of TXU Corp. and its subsidiaries contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At March 31, 2004, there were no restrictions on the payment of dividends under these provisions.

      Capitalization -- The capitalization ratios of TXU Corp. at March 31, 2004, consisted of 2.8% long-term debt held by subsidiary trusts, 7.3% equity-linked debt securities, 55.6% other long-term debt, less amounts due currently, 3.3% exchangeable preferred membership interests, 1.5% preference stock, 0.6% preferred stock of subsidiaries and 28.9% common stock equity. Total debt to capitalization, including short-term debt, was 66% and 67% at March 31, 2004 and December 31, 2003, respectively.

      Short-term Borrowings -- At March 31, 2004, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of $175 million at a weighted average interest rate of 2.67% and commercial paper of $7 million (in Australia). At December 31, 2003, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of $58 million and commercial paper of $39 million (all in Australia). See Note 4 to Financial Statements for borrowings under arrangements entered into in April 2004.

      Credit Facilities -- At March 31, 2004, TXU Corp. had US credit facilities totaling $2.8 billion and expiring in 2005 and 2008, of which $2.1 billion was unused, and Australian facilities totaling $895 million of which $137 million was unused. These credit facilities support issuances of letters of credit and are available for borrowings. See Note 4 to Financial Statements for details of the arrangements.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program at March 31, 2004 and December 31, 2003 totaled $600 million, which is the maximum amount available. See Note 4 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

      Registered Financing Arrangements -- TXU Corp., US Holdings, TXU Gas and other subsidiaries of TXU Corp. may issue and sell additional debt and equity securities as needed, including: (i) issuances by US Holdings of up to $25 million of cumulative preferred stock and up to an aggregate of $924 million of additional cumulative preferred stock, debt securities and/or preferred securities of subsidiary trusts and (ii) issuances by TXU Gas of up to an aggregate of $400 million of debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the SEC for offering pursuant to Rule 415 under the Securities Act. In May 2004, TXU Corp. filed a new shelf registration for over $2.0 billion of debt and/or equity securities.

      Cash and Cash Equivalents -- Cash on hand totaled $441 million and $875 million at March 31, 2004 and December 31, 2003, respectively. The decline reflects repayments of borrowings.

      Restricted Cash -- Restricted cash at March 31, 2004 and December 31, 2003 includes $525 million related to a $500 million credit facility established in 2003. The remaining restricted cash reported in investments on the balance sheet as of March 31, 2004 included $45 million held as collateral for letters of credit issued and $10 million principally related to payment of fees associated with the securitization bonds. At March 31, 2004, the Oncor Electric Delivery Transition Bond Company LLC had $9 million of restricted cash, representing collections from customers that secure its securitization bonds and may be used only to service its debt and pay its expenses.

      Credit Ratings of TXU Corp. and its US and Australian Subsidiaries -- The current credit ratings for TXU Corp. and certain of its US and Australian subsidiaries are presented below:

                  TXU Corp.        US Holdings       Oncor       TXU Energy         TXU Gas        TXU Australia
                 ------------      -----------     ---------    -----------        ---------       -------------
                   (Senior           (Senior       (Secured)      (Senior           (Senior           (Senior
                  Unsecured)        Unsecured)                   Unsecured)        Unsecured)        Unsecured)
S&P.......          BBB-              BBB-            BBB           BBB                BBB              BBB
Moody's...          Ba1               Baa3            Baa1          Baa2               Baa3             Baa2
Fitch.....          BBB-              BBB-            BBB+          BBB                BBB-             BBB-

      Moody's and Fitch currently maintain a stable outlook for TXU Corp., US Holdings, TXU Energy and Oncor and an evolving outlook for TXU Gas. S&P currently maintains a negative outlook for TXU Corp., US Holdings, TXU Energy and Oncor and a developing outlook for TXU Gas. Since the announcement of the sale of TXU Australia (see Note 1 to Financial Statements) Fitch maintains a positive outlook on TXU Australia, Moody's maintains credit watch for upgrade and S&P maintains a negative outlook.

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

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of TXU Corp. and its subsidiaries contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. TXU Energy's exchangeable preferred membership interests also limit its incurrence of additional indebtedness unless a leverage ratio and interest coverage test are met on a pro forma basis. See Note 1 to Financial Statements for discussion of subsequent events. As of March 31, 2004, TXU Corp. and its subsidiaries were in compliance with all such applicable covenants.

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

      Credit Rating Covenants
      -----------------------

      TXU Energy has provided a guarantee of the obligations under TXU Corp.'s lease (approximately $125 million at March 31, 2004) for its headquarters building. In the event of a downgrade of TXU Energy's credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such ratings decline.

      TXU Energy has entered into certain commodity contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request TXU Energy to post collateral in the event that its credit rating falls below investment grade.

      Based on its current commodity contract positions, if TXU Energy were downgraded below investment grade by any specified rating agency, counterparties would have the option to request TXU Energy to post additional collateral of approximately $174 million.

      In addition, TXU Energy has a number of other contractual arrangements where the counterparties would have the right to request TXU Energy post collateral. The amount TXU Energy would post under these transactions depends in part on the value of the contracts at that time and TXU Energy's rating by each of the three rating agencies. As of March 31, 2004, based on current contract values, the maximum TXU Energy would post for these transactions is $253 million. Of this amount, $233 million relates to one specific counterparty that requires all three rating agencies to downgrade TXU Energy to below investment grade.

      TXU Energy is also the obligor on leases aggregating $160 million. Under the terms of those leases, if TXU Energy's credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the leases.

      ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy's credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy could be required to post collateral of approximately $16 million.

      In the event that TXU Australia's credit rating was downgraded to below investment grade, there are cross currency swaps and interest rate swaps in effect with banks who have the right to terminate the swaps. These contracts are currently out of the money by $12 million on a net basis.

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

      A default by TXU Corp. on indebtedness of $50 million or more would result in a cross default under its $500 million five-year revolving credit facility.

      A default by TXU Energy or its subsidiaries on indebtedness of $50 million or more would result in a cross default under its new $1 billion 364-day credit facility.

      A default by TXU Gas or its subsidiaries on indebtedness of $50 million or more would result in a cross default under its new $300 million 364-day credit facility.

      A default or similar event under the terms of the TXU Energy exchangeable preferred membership interests that results in the acceleration (or other mandatory repayment prior to the mandatory redemption date) of such security or the failure to pay such security at the mandatory redemption date would result in a default under TXU Energy's $1.25 billion senior unsecured notes. See subsequent event discussion in Note 1 to Financial Statements.

      TXU Energy has entered into certain mining and equipment leasing arrangements aggregating $113 million that would terminate upon the default of any other obligations of TXU Energy owed to the lessor. In the event of a default by TXU Mining, a subsidiary of TXU Energy, on indebtedness in excess of $1 million, a cross default would result under the $31 million TXU Mining leveraged lease and the lease could terminate.

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

      TXU Corp. and its subsidiaries have other arrangements, including leases with cross default provisions, the triggering of which would not result in a significant effect on liquidity.

      Long-term Contractual Obligations and Commitments -- There have been no significant changes in contractual cash obligations of TXU Corp., since December 31, 2003 as disclosed in the 2003 Form 10-K.

OFF BALANCE SHEET ARRANGEMENTS

      See discussion above under Sale of Receivables and in Note 4 to Financial Statements.

      TXU Corp. has equity ownership interests in entities that are not consolidated. These include operating businesses such as the Australia SEA Gas pipeline joint venture as well as financing trusts not consolidated under FIN
46. See Notes 5 and 10 of Notes to Financial Statements in the 2003 Form 10-K for disclosures related to these interests. There are no material contingencies related to these interests.

COMMITMENTS AND CONTINGENCIES

      Guarantees -- See Note 8 to Financial Statements for details of contingencies, including guarantees.

REGULATION AND RATES

      Price-to-Beat Rates - Under the 1999 Restructuring Legislation, TXU Energy is required to continue to charge a "price-to-beat" rate established by the Commission to residential customers in the historical service territory. TXU Energy must continue to make price-to-beat rates available to small business customers, however, it may offer rates other than price-to-beat, since it met the requirements of the 40% threshold target calculation in December 2003. The price-to-beat rate can be adjusted upward or downward twice a year, subject to approval by the Commission, for changes in the market price of natural gas. TXU Energy filed a request with the Commission on March 25, 2004 to change the company's price-to-beat electricity prices for North Texas customers. The filing reflects the significant increase in the market price of natural gas since last summer. TXU Energy projects that the proposed increase will be approved by the Commission and implemented in the second quarter of 2004. This adjustment would raise an average monthly residential electric bill of a customer using 1,000 kilowatt hours by 3.4 percent or $3.39 per month. The average price of natural gas futures increased 7.9 percent between July 23, 2003 and March 25, 2004.

      Transmission Rates --On March 3, 2004, Oncor filed an annual request for interim update of its wholesale transmission rate. Oncor requested a total annualized revenue increase of $14 million. Approximately $8.5 million of this increase would be recovered from wholesale customers, with the remaining $5.5 million to be recovered from REPs through the retail transmission cost recovery factor (TCRF) of Oncor's distribution rate. Oncor's new wholesale transmission rate was approved by the Commission and became effective on April 15, 2004.

      In March 2004, the Commission approved an estimated annualized increase of $9 million in the TCRF component of Oncor's distribution rates charged to REPs. The effect of Oncor's wholesale transmission rate increase described in the preceding paragraph will be included in Oncor's September 2004 TCRF update. With respect to the impact on TXU Corp.'s consolidated results, the higher TCRF results in reduced margin on TXU Energy's sales to those retail customers with pricing that does not provide for recovery of higher delivery fees, principally price-to-beat customers.

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

      On April 23, 2004, the staff hearings examiners assigned to TXU Gas' pending rate proceeding at the RRC issued a preliminary recommendation known as a Proposal For Decision ("PFD"), which was revised on April 30, 2004. The staff hearings examiners' PFD recommends a total annual decrease in rates of approximately $53 million. TXU Gas believes that the evidence presented in the proceeding supports its request. In addition, TXU Gas believes that the staff hearings examiners' PFD does not follow applicable law or precedent in many important respects. TXU Gas will file written exceptions to this PFD and present oral arguments to the Commissioners of the RRC in an open meeting prior to the issuance of an order in the proceeding by the RRC.

      Australia -- The Essential Services Commission has determined the distribution tariffs for electricity until December 31, 2005, and for gas until December 31, 2007. According to the determination, the gas distribution tariffs were increased by 2.2% for 2003. Each subsequent year, the gas distribution tariffs are to increase by 0.8% plus Consumer Price Index (CPI) increase. The electricity distribution tariffs are to increase by the CPI, less 1% each year.

      In Victoria and New South Wales, the residential electricity markets have both become competitive since January 2002, and the residential gas markets have become competitive in New South Wales from January 2002 and in Victoria from October 2002. The residential and small business energy prices for certain classes of customers are still regulated and determined by the government bodies of the respective States of Victoria and New South Wales.

      In South Australia, the residential energy market has been competitive since January 2003, although prices offered to certain classes of residential and small business customers by incumbent retailers are still regulated and determined by the South Australian government. TXU Australia entered into this market in March 2003. The residential and small business gas market is scheduled to be opened to competition in July 2004.

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

      The implementation of performance improvement initiatives identified by Mr. Wilder may not produce the desired results and may result in disruptions arising from employee displacements and the rapid pace of changes to organizational structure and operating practices and processes. Additionally, the bridge financing necessary to support the repurchase of the TXU Energy Preferred Membership Interests may need to be replaced with long-term financing if the sales of TXU Australia and TXU Fuel Company are not consummated.

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

      All but one of TXU Energy's facilities for power production in the US are located in the ERCOT region, a market with limited interconnections to other markets. Electricity prices in the ERCOT region are correlated to gas prices because gas-fired plant is the marginal cost unit during the majority of the year in the ERCOT region. Accordingly, the contribution to earnings and the value of TXU Energy's base load power production is dependent in significant part upon the price of gas. TXU Energy cannot fully hedge the risk associated with dependency on gas because of the expected useful life of TXU Energy's power production assets and the size of its position relative to market liquidity.

      To manage its near-term financial exposure related to commodity price fluctuations, TXU Corp. routinely enters into contracts to hedge portions of its purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, lignite, coal, crude oil and refined products, and other commodities, within established risk management guidelines. As part of this strategy, TXU Corp. routinely utilizes fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. However, TXU Corp. can normally cover only a small portion of the exposure of its assets and positions to market price volatility, and the coverage will vary over time. To the extent TXU Corp. has unhedged positions, fluctuating commodity prices can materially impact TXU Corp. results of operations and financial position, either favorably or unfavorably.

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

      In addition, as discussed in the 2003 Form 10-K and elsewhere in this report, the terms of certain financing and other arrangements contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

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

      TXU Corp. is obligated to offer the price-to-beat rate to requesting residential and small business customers in the historical service territory of its incumbent utility through January 1, 2007. TXU Corp. is not permitted to offer electricity to the residential customers in the historical service territory at a price other than the price-to-beat rate until January 1, 2005, unless before that date the Commission determines that 40% or more of the amount of electric power consumed by residential customers in that area is committed to be served by REPs other than TXU Corp. Because TXU Corp. will not have the same level of residential customer price flexibility as competitors in the historical service territory, TXU Corp. could lose a significant number of these customers to other providers. In addition, at times, during this period, if the market price of power is lower than TXU Corp.'s cost to produce power, TXU Corp. would have a limited ability to mitigate the loss of margin caused by its loss of customers by selling power from its power production facilities.

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

      As a result of the energy crisis in California during 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by Enron Corporation, accounting irregularities of public companies, and investigations by governmental authorities into energy trading activities, companies in the regulated and non-regulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Accounting irregularities at certain companies in the industry have caused regulators and legislators to review current accounting practices and financial disclosures. The capital markets and ratings agencies also have increased their level of scrutiny. Additionally, allegations against various energy trading companies of "round trip" or "wash" transactions, which involve the simultaneous buying and selling of the same amount of power at the same price and delivery location and provide no true economic benefit, power market manipulation and inaccurate power and commodity price reporting have had a negative effect on the industry. TXU Corp. believes that it is complying with all applicable laws, but it is difficult or impossible to predict or control what effect these events may have on TXU Corp.'s financial condition or access to the capital markets. Additionally, it is unclear what laws and regulations may develop, and TXU Corp. cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or its operations specifically.

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

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by TXU Corp. and its subsidiaries (collectively, TXU Corp.) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Corp. believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" and factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Corp.'s 2003 Form 10-K, that could cause the actual results of TXU Corp. to differ materially from those projected in such forward-looking statements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Except as discussed below, the information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 2003 Form 10-K and is therefore not presented herein.

COMMODITY PRICE RISK

      As discussed in the 2003 Form 10-K, TXU Corp. engaged a consulting firm to review its portfolio management activities. The review, which commenced in late March 2004, focuses on governance and risk policies, the control environment and management processes. The project is nearing completion and recommendations for improvement in operational efficiency, effectiveness and operational control are being evaluated by TXU Corp. management.

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

                                                                                     March 31,    December 31,
                                                                                       2004            2003
                                                                                    ----------    ------------
       Period-end MtM VaR:
       -------------------
       TXU Energy.............................................................          $ 29           $ 15
       TXU Australia .........................................................          $ 11           $ 12

       Average Month-end MtM VaR:
       --------------------------

       TXU Energy.............................................................          $ 21           $ 25
       TXU Australia .........................................................          $ 11           $ 16

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

                                                                                      March 31    December 31,
                                                                                        2004         2003
                                                                                     ----------   ------------
          Period-end Portfolio VaR:
          -------------------------

          TXU Energy..........................................................         $ 177          $ 199

          TXU Australia ......................................................         $  19          $  23

          Average Month-end Portfolio VaR:
          --------------------------------

          TXU Energy..........................................................         $ 189          $ 181

          TXU Australia.......................................................         $  25          $  22

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

                                                                                March 31,        December 31,
                                                                                   2004              2003
                                                                               ----------        ------------


       EaR ..............................................................         $  31              $  15

       CFaR .............................................................         $  83              $  67

INTEREST RATE RISK

      See Note 4 to Financial Statements for a discussion of the issuance and retirement of interest rate swaps since December 31, 2003.

CREDIT RISK

      Concentration of Credit Risk -- The exposure to credit risk from large business customers and hedging counterparties, excluding credit collateral, as of March 31, 2004, is $1.2 billion net of standardized master netting contracts and agreements that provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by TXU Corp. (cash, letters of credit and other security interests), the net credit exposure is $925 million. Of this amount, approximately 83% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and TXU Corp.'s internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Corp. routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

      The following table presents the distribution of credit exposure as of March 31, 2004, for trade accounts receivable from large business customers, commodity contract assets and other derivative assets that arise primarily from hedging activities, by investment grade and noninvestment grade, credit quality and maturity.

                                                                                 Exposure by Maturity
                                 Exposure                             ----------------------------------------
                                 before                                                     Greater
                                  Credit       Credit                 2 years or   Between  than 5
                                Collateral   Collateral  Net Exposure    less     2-5 years   years      Total
                                ----------   ----------  ------------    ----     ---------   -----      -----
Investment grade                 $   893       $  123       $ 770        $ 605      $ 103     $  62      $ 770
Noninvestment grade                  259          104         155          139         11         5        155
                                 -------       ------       -----        -----       ----     -----      -----
      Totals                     $ 1,152       $  227       $ 925        $ 744       $114     $  67      $ 925
                                 =======       ======       =====        =====       ====     =====      =====

Investment grade                     78%          54%         83%
Noninvestment grade                  22%          46%         17%

      TXU Corp. had no exposure to any one customer or counterparty greater than 10% of the net exposure of $925 million at March 31, 2004. Additionally, approximately 80% of the credit exposure, net of collateral held, has a maturity date of two years or less. TXU Corp. does not anticipate any material adverse effect on its financial position or results of operations as a result of non-performance by any customer or counterparty.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Legal Proceedings -- On October 9, 2003, a lawsuit was filed in the Supreme Court of the State of New York, County of New York, against TXU Corp., by purported beneficial owners of approximately 42% of certain TXU Corp. equity-linked securities issued in October 2001. The common stock purchase contracts that are a part of these securities require the holders to purchase TXU Corp. common stock on specified dates in 2004 and 2005 at prices that are above the current market price of TXU Corp. common stock. The plaintiffs seek a declaratory judgment that (a) a termination event has occurred under the common stock purchase contract as a result of the administration of TXU Europe and, therefore, that plaintiffs are not required to purchase TXU Corp. common stock pursuant to the contracts and (b) an event of default has occurred under the indenture for the senior notes that constitute a part of these equity linked securities. Plaintiffs also seek an injunction requiring TXU Corp. to give notice that a termination event under the common stock purchase contract has occurred. TXU Corp. disputes plaintiffs' allegations and believes that plaintiffs' interpretation of the common stock purchase contract and indenture is inconsistent with the clear language of these agreements and is contrary to applicable law. On March 15, 2004, the court granted TXU Corp.'s Motion to Dismiss and entered a judgment dismissing the litigation. The plaintiffs appealed the dismissal of the lawsuit. On May 7, 2004, TXU Corp. announced it had reached an agreement with the plaintiffs, under which TXU Corp. repurchased the $423 million principal amount of the securities for approximately $404 million, that will result in the dismissal of this lawsuit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                        ISSUER PURCHASES OF COMMON STOCK

                                                                         Total Number of    Average Price Paid
                                Period                                   Shares Purchased       per Share


January 2004..........................................................       --                     --

February 2004 ........................................................       --                     --

March 2004 (a)........................................................  500,000                 $ 28.68
                                                                        -------

Total.................................................................  500,000                 $ 28.68
                                                                        =======

-------------------
(a) Shares repurchased in the open market for the benefit of Mr. Wilder.

      TXU Corp. does not have an ongoing plan for share repurchases, although it may repurchase shares from time to time in order to meet obligations under various compensation and other agreements.

      On April 24, 2004, TXU Corp. redeemed all of the 7 1/4% Junior Subordinated Debentures, Series A, at an amount equal to 100% of the outstanding principal amount plus accrued and unpaid interest, for a total of $238 million. With the proceeds, the TXU Corp. Capital I Trust redeemed all of the outstanding 7 1/4% Cumulative Trust Preferred Capital Securities due 2029 at an amount equal to $25 per trust security plus accumulated and unpaid distributions, for a total of $231 million.

      Additionally on May 7, 2004, TXU Corp. announced that it had reached an agreement that will result in the dismissal of a lawsuit brought against TXU Corp. by the owners of approximately 42% of certain TXU Corp. equity-linked debt securities issued in October 2001. Under the terms of the agreement, TXU Corp. will repurchase all of the approximately 8.5 million units of the securities (approximately $423 million stated amount), held by plaintiffs for an aggregate price of $47.75 per unit for a total cash repurchase price of approximately $404 million.

      During April and May 2004, TXU Corp. also repurchased approximately $90 million of its debt and equity securities in open market purchases.

      All of the above repurchases were funded through cash on hand and bank borrowings.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


          (a) Exhibits filed or furnished as part of Part II are:

                 Previously Filed*
               --------------------
                     With File            As
  Exhibits            Number           Exhibit
  --------            ------           -------
(3)            Articles of Incorporation and By laws

3(ii)          333-115159             4 (b)       --    Restated Bylaws of TXU Corp., as amended.
               Form S-3
               (filed May 4, 2004)

(10)           Material Contracts.

                        Management Contracts.

10(a)          1-12833                10 (j)      --    Employment Agreement, dated February 23, 2004, between
               Form 10-K (2003)                         TXU Corp. and C. John Wilder.
               (filed March 15,
               2004)

                 Previously Filed*
               --------------------
                     With File            As
  Exhibits            Number           Exhibit
  --------            ------           -------

                        Credit Agreements.
10(b)          1-12833                10 (hh)     --    Amendment and Restatement Deed - Deed of Common Terms
               Form 10-K (2003)                         dated February 26, 2004, between TXU Australia Holdings
               (filed March 15,                         Pty Ltd, the Partnership, the Obligors, the Senior
               2004)                                    Creditors, the Continuing Financiers, the Retiring
                                                        Financiers, the Continuing Hedge Counterparties, the New
                                                        Financiers, the Junior Creditors, TXU Corp, the
                                                        General Partners, the Limited Partners, the Retiring
                                                        Trustee, the New Trustee, the Retiring Syndicated Facilities
                                                        Agent, the New Syndicated Facilities Agent (each as defined in that deed); Deed of Common Terms (Refinancing) and
                                                        Deed of Common Terms(IPO), both attached thereto.

10(c)          1-12833                10 (ii)     --    Loan Note Subscription Agreement dated February 26,
               Form 10-K (2003)                         2004, between TXU Australia Holdings Pty Ltd, each of
               (filed March 15,                         the Financiers listed in the Details to that agreement
               2004)                                    and Australia and New Zealand Banking Group Limited as
                                                        Facility Agent.

10(d)          1-12833                10 (jj)     --    Loan Note Deed Poll dated February 26, 2004, between TXU
               Form 10-K (2003)                         Australia Holdings Pty Ltd, each person who from time to
               (filed March 15,                         time is a Financier and the Facility Agent.
               2004)

10(e)          1-12833                10 (kk)     --    Working Capital Facilities Agreement dated February 26,
               Form 10-K (2003)                         2004, between TXU Australia Holdings Pty Ltd, Australia
               (filed March 15,                         and New Zealand Banking Group Limited and Commonwealth
               2004)                                    Bank of Australia.

(15)           Letter re: Unaudited Interim Financial Information.

15                                                --    Letter from independent accountants as to unaudited
                                                        interim financial information.

(31)           Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)                                             --    Certification of C. John Wilder, principal executive
                                                        officer of TXU Corp., pursuant to Rule 13a - 14(a)/15d -
                                                        14(a) of the Securities Exchange Act of 1934, as adopted
                                                        pursuant to Section 302 of the Sarbanes-Oxley Act of
                                                        2002.

31(b)                                             --    Certification of H. Dan Farell, principal financial
                                                        officer of TXU Corp., pursuant to Rule 13a - 14(a)/15d -
                                                        14(a) of the Securities Exchange Act of 1934, as adopted
                                                        pursuant to Section 302 of the Sarbanes-Oxley Act of
                                                        2002.

(32)           Section 1350 Certifications.

32(a)                                             --    Certification of C. John Wilder, principal executive
                                                        officer of TXU Corp., pursuant to 18 U.S.C. Section
                                                        1350, as adopted pursuant to Section 906 of the
                                                        Sarbanes-Oxley Act of 2002.

                                       62

                 Previously Filed*
               --------------------
                     With File            As
  Exhibits            Number           Exhibit
  --------            ------           -------

32(b)                                             --    Certification of H. Dan Farell, principal financial
                                                        officer of TXU Corp., pursuant to  18 U.S.C. Section
                                                        1350, as adopted pursuant to Section 906 of the
                                                        Sarbanes-Oxley Act of 2002.

(99)           Additional Exhibits.

99                                                --    Condensed Statements of Consolidated Income - Twelve
                                                        Months Ended March 31, 2004.

------------------------------
*        Incorporated herein by reference.



     (b) Reports on Form 8-K furnished or filed since December 31, 2003:

                  Date of Report                 Item Reported
                  --------------                 -------------

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

                  February 12, 2004              Item 12.     Results of Operations and Financial Condition

                  February 23, 2004              Item 5.      Other Events and Regulation FD Disclosure

                  February 25, 2004              Item 5.      Other Events and Regulation FD Disclosure

                  March 1, 2004                  Item 9.      Regulation FD Disclosure

                  March 17, 2004                 Item 5.      Other Events and Regulation FD Disclosure

                  March 30, 2004                 Item 5.      Other Events and Regulation FD Disclosure

                  April 26, 2004                 Item 5.      Other Events and Regulation FD Disclosure
                                                 Item 12.     Results of Operations and Financial Condition

                  May 6, 2004                    Item 12.     Results of Operations and Financial Condition


                                       63

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                    TXU CORP.



                                    By          /s/ David H. Anderson
                                        ----------------------------------

                                    David H. Anderson
                                    Vice President and Controller





Date:  May 7, 2004