Form 10-Q
period 2004-06-30
TXU CORP /TX/
filed 2004-08-06
CIK 1023291

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -----------------------


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Common Stock outstanding at August 4, 2004: 296,809,603 shares, without par value.

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

PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Statements of Consolidated Income -
                  Three and Six Months Ended June 30, 2004 and 2003................................           1

                  Condensed Statements of Consolidated Comprehensive Income -
                  Three and Six Months Ended June  30, 2004 and 2003...............................           2

                  Condensed Statements of Consolidated Cash Flows -
                  Six Months Ended June 30, 2004 and 2003..........................................           3

                  Condensed Consolidated Balance Sheets -
                  June 30, 2004 and December 31, 2003..............................................           4

                  Notes to Financial Statements....................................................           5

                  Report of Independent Registered Public Accounting Firm..........................          30

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                  31

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................          68

         Item 4.  Controls and Procedures..........................................................          70

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings................................................................          70

         Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.          71

         Item 4.  Submission of Matters to a Vote of Security Holders..............................          72

         Item 6.  Exhibits and Reports on Form 8-K ................................................          72

SIGNATURE..........................................................................................          75

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


1999 Restructuring Legislation.................     Legislation that restructured the electric utility industry in Texas to provide for retail competition

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

Electric Delivery..............................     refers to TXU Electric Delivery Company (formerly Oncor
                                                    Electric Delivery Company), a subsidiary of US Holdings, or
                                                    Electric Delivery and its consolidated bankruptcy remote
                                                    financing subsidiary, TXU Electric Delivery Transition Bond
                                                    Company LLC (formerly Oncor Electric Delivery Transition
                                                    Bond Company LLC), depending on context

Energy.........................................     refers to TXU Energy Company LLC, a subsidiary of US
                                                    Holdings, and/or its consolidated subsidiaries, depending on context

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

Fitch..........................................     Fitch Ratings, Ltd.

GWh............................................     gigawatt-hours

Historical service territory...................     US Holdings' historical service territory, largely in north
                                                    Texas, at the time of entering retail competition on January
                                                    1, 2002

IRS............................................     Internal Revenue Service


Moody's........................................     Moody's Investors Services, Inc.

MW.............................................     megawatts

NRC............................................     United States Nuclear Regulatory Commission

Pinnacle.......................................     Pinnacle One Partners, L.P., formerly the holding company
                                                    for the telecommunications business and formerly a joint
                                                    venture

price-to-beat rate.............................     residential and small business customer electricity rates
                                                    established by the Commission in the restructuring of the
                                                    Texas market that are required to be charged in a REP's
                                                    historical service territories until January 1, 2005 or when
                                                    40% of the electricity consumed by such customer classes is supplied by competing REPs, adjusted periodically for
                                                    changes in fuel costs, and required to be available to those customers until January 1, 2007

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

SG&A...........................................     selling, general and administrative

TXU Australia..................................     refers to TXU Australia Group Pty Ltd, formerly a subsidiary of TXU Corp., and/or its consolidated subsidiaries,
                                                    depending on context

TXU Business Services..........................     TXU Business Services Company, a subsidiary of TXU Corp.

TXU Communications.............................     TXU Communications Ventures Company, formerly a subsidiary of Pinnacle

TXU Corp.......................................     refers to TXU Corp., a holding company, and/or its
                                                    consolidated subsidiaries, depending on context

TXU Europe.....................................     TXU Europe Limited, a former subsidiary of TXU Corp.

TXU Gas........................................     TXU Gas Company, a subsidiary of TXU Corp.

TXU Mining.....................................     TXU Mining Company LP, a subsidiary of Energy


TXU Portfolio Management.......................     TXU Portfolio Management Company LP, a subsidiary of Energy

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

US Holdings....................................     TXU US Holdings Company, a subsidiary of TXU Corp.

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           TXU CORP. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                         Three Months Ended     Six Months Ended
                                                                              June 30,              June 30,
                                                                         ------------------     -----------------
                                                                           2004       2003       2004       2003
                                                                          ------     ------     ------     ------
                                                                          (millions of dollars, except per share
                                                                                         amounts)
Operating revenues.................................................        $2,296     $2,149     $4,421    $4,064

Costs and expenses:
   Cost of energy sold and delivery fees...........................         1,013        936      1,920     1,777
   Operating costs.................................................           379        336        719       688
   Depreciation and amortization...................................           178        167        369       352
   Selling, general and administrative expenses....................           295        207        511       407
   Franchise and revenue-based taxes...............................            86         92        171       188
   Other income....................................................           (16)       (18)       (25)      (27)
   Other deductions................................................           438          5        457        23
   Interest income.................................................            (2)        (7)        (6)      (16)
   Interest expense and related charges............................           174        201        358       403
                                                                           ------     ------     ------    ------
       Total costs and expenses....................................         2,545      1,919      4,474     3,795
                                                                           ------     ------     ------    ------
Income (loss) from continuing operations before income taxes, extraordinary gain and cumulative effect of changes in
  accounting principles............................................          (249)       230        (53)      269

Income tax expense (benefit).......................................          (157)        70        (94)       75
                                                                           ------     ------     ------    ------
Income (loss) from continuing operations before extraordinary gain
  and cumulative effect of changes in accounting principles........           (92)       160         41       194

Income (loss) from discontinued operations, net of tax benefit
 (Note 3)..........................................................           330        (49)       380        20

Extraordinary gain, net of tax (Note 4)............................            16         --         16        --

Cumulative effect of changes in accounting principles, net of tax
  benefit (Note 2).................................................            --         --         --       (58)
                                                                           ------     ------     ------    ------
Net income ........................................................        $  254     $  111     $  437    $  156

Exchangeable preferred membership interest buyback premium (Note 1)           849         --        849        --

Preference stock dividends ........................................             5          6         11        11
                                                                           ------     ------     ------    ------
Net income (loss) available to common shareholders.................        $ (600)    $  105     $ (423)   $  145

Average shares of common stock outstanding (millions):
   Basic...........................................................           320        321        322       321
   Diluted.........................................................           320        378        322       378

Per share of common stock:
   Basic earnings:
     Income (loss) from continuing operations before extraordinary gain and cumulative effect of changes in
       accounting principles.......................................       $  (0.29)   $ 0.50     $ 0.13     $0.60
     Income (loss) from discontinued operations, net of tax effect.           1.03     (0.15)      1.18      0.06
     Extraordinary gain, net of tax................................           0.05        --       0.05        --
     Cumulative effect of changes in accounting principles.........           --          --         --     (0.18)
     Exchangeable preferred membership interest buyback premium....          (2.65)       --      (2.64)       --
     Preference stock dividends....................................          (0.01)    (0.02)     (0.04)    (0.03)
     Net income (loss) available to common shareholders............          (1.87)     0.33      (1.32)     0.45

   Diluted earnings:
     Income (loss) from continuing operations before extraordinary
       gain and cumulative effect of changes in accounting principles     $  (0.29)   $ 0.45     $ 0.13     $0.58
     Income (loss) from discontinued operations, net of tax effect.           1.03     (0.13)      1.18      0.05
     Extraordinary gain, net of tax................................           0.05        --       0.05        --
     Cumulative  effect of changes in  accounting  principles,  net of
tax benefit........................................................           --          --         --     (0.15)
     Exchangeable preferred membership interest buyback premium....          (2.65)       --      (2.64)       --
     Preference stock dividends....................................          (0.01)    (0.01)     (0.04)    (0.03)
     Net income (loss) available to common shareholders............          (1.87)     0.31      (1.32)     0.45

   Dividends declared.............................................          0.125      0.125      0.250     0.250

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                     -------------------       -----------------
                                                                      2004         2003        2004        2003
                                                                     ------       ------      ------      ------
                                                                              (millions of dollars)
Components related to continuing operations:

   Income (loss) from continuing operations before
     extraordinary gain and cumulative effect of
     changes in accounting principles................................  $(92)       $ 160       $  41       $ 194

   Other comprehensive income (loss), net of tax effects:
     Cash flow hedges:
        Net change in fair value of derivatives (net of tax
         benefit of $2, $23, $36 and $71)............................    (1)         (43)        (63)       (132)
        Amounts realized in earnings during the period
          (net of tax (expense) benefit of $2, $(25), $(3) and $59)..    (4)          46           8         109
                                                                       ----        -----       -----       -----
            Total....................................................    (5)           3         (55)        (23)
                                                                       ----        -----       -----       -----
   Comprehensive income (loss) related to continuing
     operations......................................................   (97)         163         (14)        171

Components related to discontinued operations:

     Income (loss) from discontinued operations, net of tax..........   330          (49)        380          20

   Other comprehensive income (loss), net of tax effects:
     Foreign currency translation adjustment ........................  (111)         106        (104)        161
     Minimum pension liability adjustments (net of tax
        (expense) benefit of $(3) and $--, $(3) and $3)..............     5           --           6          (6)
     Cash flow hedges:
        Net change in fair value of derivatives (net
          of tax (expense) benefit of $(7), $14, $--
          and $22)...................................................    17          (33)         (2)        (52)
        Amounts realized in earnings during the period
          (net of tax (expense) benefit of $9, $(11), $6 and
          $(19)).....................................................   (21)          26         (13)         44
                                                                       ----        -----       -----       -----
            Total....................................................  (110)          99        (113)        147
                                                                       ----        -----       -----       -----
   Comprehensive income (loss)  related to discontinued
     operations......................................................   220          (50)        267         167

Extraordinary gain, net of tax.......................................    16           --          16          --

Cumulative effect of changes in accounting principles, net of tax
  benefit............................................................    --           --          --         (58)
                                                                       ----        -----       -----       -----
Comprehensive income.................................................  $139        $ 213       $ 269       $ 280
                                                                       ----        -----       -----       -----

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                            ---------------------
                                                                                               2004      2003
                                                                                              ------    ------
                                                                                            (millions of dollars)
Cash flows - operating activities:
  Income from continuing operations before extraordinary gain and cumulative
    effect of changes in accounting principles....................................             $  41     $  194
  Adjustments to reconcile income from continuing operations before extraordinary gain and cumulative effect of changes in accounting principles to cash provided by operating activities:
     Depreciation and amortization ...............................................               400        389
     Deferred income taxes and investment tax credits - net ......................              (143)        55
     Loss on early extinguishment of debt.........................................                49         --
     Asset writedown charges......................................................               189         --
     Net (gain) loss from sale of  assets.........................................                15        (21)
     Net effect of unrealized mark-to-market valuations of commodity contracts....                31        (47)
     Net equity (income) loss from unconsolidated affiliates and joint ventures...                (1)        17
     Reduction in regulatory liability............................................                (1)       (78)
  Changes in operating assets and liabilities.....................................               (93)       729
                                                                                                ----     ------
         Cash provided by operating activities....................................               487      1,238

Cash flows - financing activities:
  Issuances of  securities:
     Long-term debt...............................................................               790      1,293
     Common stock.................................................................                18          8
  Retirements/repurchases of securities:
     Long-term debt held by subsidiary trusts.....................................              (237)        --
     Equity-linked debt securities................................................              (427)        --
     Other long-term debt.........................................................            (1,069)      (664)
     Exchangeable preferred membership interests..................................              (750)        --
     Preferred securities of subsidiary, subject to mandatory redemption..........                --         (4)
     Common stock.................................................................              (978)        --
  Change in notes payable:
     Banks........................................................................             2,675     (2,303)
  Cash dividends paid:
     Common stock.................................................................               (80)       (80)
     Preference stock.............................................................               (11)       (11)
  Premium paid for redemption of exchangeable preferred membership interests......            (1,093)        --
  Redemption deposit applied to debt retirements..................................                --        210
  Debt premium, discount, financing and other reacquisition expenses..............                 3        (52)
                                                                                              ------     ------
         Cash used in financing activities........................................            (1,159)    (1,603)

Cash flows - investing activities:
  Capital expenditures............................................................              (355)      (358)
  Disposition of businesses.......................................................               991         15
  Acquisition of telecommunications partner's interest............................                --       (150)
  Nuclear fuel....................................................................               (47)       (35)
  Other...........................................................................                19          5
                                                                                               -----      -----
         Cash provided by (used in) investing activities..........................               608       (523)
                                                                                               -----      -----
Cash contributions from  (to) discontinued operations.............................               (74)        65
                                                                                               -----      -----
Net change in cash and cash equivalents...........................................              (138)      (823)

Cash and cash equivalents - beginning balance.....................................               829      1,514
                                                                                               -----     ------
Cash and cash equivalents - ending balance........................................             $ 691     $  691
                                                                                               =====     ======

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     June 30,     December 31,
                                                                                       2004            2003
                                                                                    -----------   -------------
                                     ASSETS                                           (millions of dollars)
Current assets:
  Cash and cash equivalents.....................................................       $   691        $   829
  Restricted cash...............................................................            23             12
  Accounts receivable-- trade...................................................         1,232          1,108
  Inventories...................................................................           343            419
  Commodity contract assets.....................................................           596            548
  Assets of telecommunications holding company..................................            --            110
  Other current assets..........................................................           466            298
                                                                                       -------        -------
         Total current assets...................................................         3,351          3,324

Investments:
  Restricted cash...............................................................           584            582
  Other investments.............................................................           630            632
Property, plant and equipment-- net.............................................        16,589         16,803
Goodwill........................................................................           542            558
Regulatory assets--  net........................................................         1,907          1,872
Commodity contract assets.......................................................           142            109
Cash flow hedge and other derivative assets.....................................            34             88
Other noncurrent assets.........................................................           244            218
Assets held for sale............................................................         6,079          7,111
                                                                                       -------        -------
         Total assets...........................................................       $30,102        $31,297

LIABILITIES, PREFERRED SECURITIES OF SUBSIDIARIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable-- banks.........................................................       $ 2,675        $    --
  Long-term debt due currently..................................................           534            678
  Accounts payable-- trade......................................................         1,051            784
  Commodity contract liabilities................................................           550            502
  Liabilities of telecommunications holding company.............................            --            603
  Other current liabilities.....................................................         1,482          1,191
                                                                                       -------        -------
         Total current liabilities..............................................         6,292          3,758

Accumulated deferred income taxes...............................................         2,407          3,620
Investment tax credits..........................................................           417            430
Commodity contract liabilities..................................................           101             47
Cash flow hedge and other derivative liabilities................................           349            240
Long-term debt held by subsidiary trusts........................................           309            546
All other long-term debt, less amounts due currently............................        10,463         10,608
Other noncurrent liabilities and deferred credits...............................         2,675          2,403
Liabilities held for sale.......................................................         2,620          2,967
                                                                                       -------        -------
         Total liabilities......................................................        25,633         24,619
Preferred securities of subsidiaries (Note 6)...................................           113            759
Contingencies (Note 8)
Shareholders' equity (Note 7):
  Preferred stock - not subject to mandatory redemption.........................           300            300
  Common stock without par value:  Authorized shares:  1,000,000,000
     Outstanding shares: 297,100,503 and 323,883,092............................            60             48
     Additional paid-in capital.................................................         6,343          8,097
     Retained deficit...........................................................        (2,151)        (2,498)
     Accumulated other comprehensive loss.......................................          (196)           (28)
                                                                                       -------        -------
      Total common stock equity.................................................         4,056          5,619
                                                                                       -------        -------
        Total shareholders' equity..............................................         4,356          5,919
                                                                                       -------        -------
         Total liabilities, preferred securities of subsidiaries and
           shareholders' equity.................................................       $30,102        $31,297
                                                                                       =======        =======


  See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

      Description of Business - TXU Corp. is a holding company that conducts its operations through US Holdings and TXU Gas. The TXU Gas business is held for sale. US Holdings is also a holding company that conducts its operations through Energy and Electric Delivery. Energy engages in power production (electricity generation), retail and wholesale sales of electricity and natural gas, and commodity hedging and risk management activities. Electric Delivery engages in regulated electricity transmission and distribution operations.

      Strategic Initiatives and Other Actions - As previously reported, on February 23, 2004, C. John Wilder was named president and chief executive of TXU Corp. Mr. Wilder was formerly executive vice president and chief financial officer of Entergy Corporation. Mr. Wilder has been reviewing the operations of TXU Corp. and has formulated certain strategic initiatives and continues to develop others. Areas being reviewed include:

       o Performance in competitive markets, including profitability in new markets;
       o Cost structure, including organizational alignments and headcount;
       o Management of natural gas price risk and cost effectiveness of the generation fleet; and
       o Non-core business activities.

      As discussed immediately below, the effects of the implementation of the strategic initiatives as well as other actions taken to date have resulted in total charges of $428 million ($285 million after-tax) in the second quarter of 2004 and $445 million ($296 million after-tax) year-to-date, reported in other deductions, related to asset writedowns, employee severance, debt extinguishment losses and litigation. In addition, TXU Corp. has incurred consulting and professional fees related to the strategic initiatives totaling $23 million ($15 million after-tax) in the second quarter of 2004, reported largely in SG&A expenses, and nonrecurring contractual executive compensation expense of $38 million in the second quarter and $52 million year-to-date (both without tax benefit), also reported in SG&A expenses. Finally, a $75 million income tax credit was recorded to recognize a portion of the tax benefit arising from the TXU Europe write-off.

      Charges recorded in the three-month and six-month periods ended June 30, 2004 and 2003 reported in other deductions are detailed in Note 11.

      Capgemini Energy Agreement
      --------------------------

      On May 17, 2004, TXU Corp. entered into a services agreement with a subsidiary of Cap Gemini North America Inc., Capgemini Energy LP (Capgemini), a new company initially providing business process support services to TXU Corp., but immediately implementing a plan to offer similar services to other utility companies. Under the ten-year agreement, over 2,500 employees transferred from subsidiaries of TXU Corp. to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee include information technology, customer call center, billing, human resources, supply chain and certain accounting activities.

      TXU Corp. received, a 2.9% limited partnership interest in Capgemini in exchange for the asset license described below. TXU Corp. has the right to sell all its interest in the partnership to Cap Gemini America Inc. for $200 million, plus TXU Corp.'s share of Capgemini's undistributed earnings, upon expiration of the agreement, or earlier upon the occurrence of certain unexpected events. Cap Gemini North America Inc. has the right to purchase TXU Corp.'s 2.9% limited partnership interest in Capgemini under the same terms and conditions. The partnership interest has been recorded at an initial value of $2.9 million.

      As part of the agreements, TXU Corp. provided Capgemini a royalty-free right, under an asset license arrangement, to use TXU Corp.'s information technology assets, consisting primarily of capitalized software. A portion of the software was in development and had not yet been placed in service by TXU Corp. As a result of outsourcing its information technology activities, TXU Corp. no longer intends to develop the majority of these projects and from TXU's perspective the software is abandoned. The agreements with Capgemini do not require that any software in development be completed and placed in service. Consequently, the previously capitalized balance for these software projects was written off in the second quarter of 2004, resulting in a charge of $110 million ($72 million after-tax), reported in other deductions. The ten-year term of the asset license agreement establishes the useful life of the remaining assets, totaling $255 million, and depreciation and amortization for the assets were revised accordingly as of the contribution date.

      Subject to certain terms and conditions, Cap Gemini North American, Inc. and its parent Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the service agreements, as well as the payment of $200 million in connection with TXU Corp.'s right to sell its partnership interest to Cap Gemini North America, Inc. upon expiration of the arrangement.

      Also as part of the agreements, TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former TXU Corp. employees terminated within 18 months of their transfer to Capgemini. Accordingly, TXU Corp. recorded a $40 million ($26 million after-tax) charge for severance expense in the second quarter of 2004, which represents a reasonable estimate of the indemnity and is reported in other deductions. In addition, TXU Corp. committed to pay up to $25 million for costs associated with transitioning the outsourced activities to Capgemini. The transition costs are expected to be recorded by TXU Corp. during the remainder of 2004.

      The transfer of employees to Capgemini triggered a curtailment with respect to TXU Corp.'s pension and other post-employment benefit plans. In the second quarter of 2004, TXU Corp. recorded a net pre-tax curtailment charge of $3 million, reported in other deductions, related to these plans.

      On July 1, 2004, TXU Corp. loaned Capgemini $25 million for working capital purposes pursuant to a promissory note that bears interest at a market-based annual rate of 4% and matures on July 1, 2019.

      Sale of TXU Australia
      ---------------------

      On July 30, 2004, TXU Corp. completed the sale of TXU Australia to Singapore Power Ltd. for $3.6 billion, including $1.7 billion of assumed debt and $1.9 billion in cash. The intent to sell the business had been previously disclosed. The pre-tax gain related to the sale is approximately $375 million. The transaction was cleared by the Australian Competition and Consumer Commission on July 20, 2004. The results of TXU Australia are reported as discontinued operations as discussed in Note 3.

      Sale of TXU Fuel Company
      ------------------------

      On June 2, 2004, TXU Corp. completed the sale of the assets of TXU Fuel Company, the gas transportation subsidiary of Energy, to Energy Transfer Partners, L.P. for $500 million in cash. The intent to sell the business had been previously disclosed. The assets of TXU Fuel Company consisted of approximately 1,900 miles of intrastate pipeline and a total system capacity of
1.3 Bcf/day. As part of the transaction, Energy entered into a market-price based transportation agreement with the new owner to transport gas to Energy's generation plants. Because of the continuing involvement in the business through the transportation agreement, the pre-tax gain related to the sale of $377 million will be recognized over the eight-year life of the transportation agreement and the business has not been accounted for as a discontinued operation. The pre-tax gain is net of $16 million of Energy goodwill allocated to TXU Fuel Company.

      Sale of TXU Gas
      ---------------

      On June 17, 2004, TXU Corp. announced that TXU Gas signed a definitive agreement with Atmos Energy Corporation (Atmos) pursuant to which Atmos will acquire the operations of TXU Gas for $1.925 billion in cash. The intent to sell the business had been previously disclosed. The transaction is expected to close by the end of the year, subject to the satisfaction of customary closing conditions and Atmos obtaining limited state regulatory approvals. The results of TXU Gas are reported as discontinued operations as discussed in Note 3.

      Recognition of Income Tax Benefits
      ----------------------------------

      On its US federal income tax return for calendar year 2002, TXU Corp. claimed an ordinary loss deduction related to the worthlessness of TXU Corp.'s investment in TXU Europe, the tax benefit of which is estimated to be $983 million (assuming the deduction is sustained on audit). Due to a number of uncertainties regarding the proper tax treatment of the worthlessness loss, no portion of the tax benefit related to TXU Corp.'s 2002 write-off of its investment in TXU Europe was recognized in income in prior periods. As discussed immediately below, $711 million of the tax benefit was recognized in the second quarter of 2004.

      In June 2004, the IRS issued a preliminary notice of proposed adjustment proposing to disallow the 2002 worthlessness deduction and treat the worthlessness as a capital loss (deductible only against capital gains). Accordingly, in the second quarter of 2004, TXU Corp. recorded a tax benefit in income of $711 million related to the utilization of a portion of the TXU Europe worthlessness deduction. The tax benefit recognized reflects utilization of the capital loss deduction against capital gains reported for 2002 and the 1999-2001 carryback periods and the capital gains on the 2004 sales of the TXU Australia, TXU Fuel Company and telecommunications businesses. The benefit recognized also included $213 million for certain items related to TXU Europe expected to be sustained as ordinary deductions as a result of the preliminary notice.

      Benefits arising from the resolution of uncertainty regarding utilization of deductions in the year of the TXU Europe write-off or in a prior year are reported in discontinued operations. Benefits arising from resolution of uncertainty regarding utilization of deductions in subsequent years are classified in the same manner as the source of the income resulting in the recognition of the benefits. Accordingly, of the total $711 million benefit, $75 million was reported in continuing operations as this amount relates to the capital gain arising from the sale of TXU Fuel Company, the historical operations of which have been classified as continuing operations. Additional tax benefits may be recognized in future periods to the extent capital gains are realized.

      See Note 8 for discussion of income tax contingencies related to TXU Europe and other matters.

      Generation Facility Closures and Inventory Write-Down
      -----------------------------------------------------

      In March 2004, Energy announced the planned permanent retirement, completed in the second quarter of 2004, of eight gas-fired operating units due to electric industry market conditions in Texas. Energy also temporarily closed four other gas-fired units and placed them under evaluation for retirement. The 12 units represent a total of 1,471 MW, or more than 13%, of Energy's gas-fired generation capacity in Texas. A majority of the 12 units were designated as "peaking units" and operated only during the summer for many years and have operated only sparingly during the last two years. Most of the units were built in the 1950's. Energy also determined that it will close its Winfield North Monticello lignite mine in Texas later this year as it is no longer economical to operate. The mine closure will result in the need to purchase coal to fuel the adjacent generation facility. A total charge of $8 million ($5 million after-tax) was recorded in the first quarter of 2004, reported in other deductions, for production employee severance costs ($7 million) and impairments related to the various facility closures ($1 million).

      As part of Energy's review of its generation asset portfolio, during the second quarter of 2004, Energy completed a review of its spare parts and equipment inventory to determine the appropriate level of such inventory. The review included nuclear, coal and gas-fired generation-related facilities. As a result of this review, Energy recorded a charge of $79 million ($51 million after-tax), reported in other deductions, to reflect excess inventory on hand and to write down carrying values to scrap values.

      Impairment of New Jersey Generation Facility
      --------------------------------------------

      In the second quarter of 2004, Energy initiated a plan to sell the Pedricktown, New Jersey 122 MW power production facility and exit the related power supply and gas transportation agreements. Accordingly, Energy recorded an impairment charge of $26 million ($17 million after-tax) to write down the facility to estimated fair market value. The results of the business are reported in discontinued operations as discussed in Note 3.

      Organizational Realignment and Headcount Reductions
      ---------------------------------------------------

      During the second quarter of 2004, management completed a comprehensive organizational review, including an analysis of staffing requirements. As a result, TXU Corp. completed a self-nomination severance program and finalized a plan for additional headcount reductions under an involuntary severance program. Accordingly, in the second quarter of 2004, TXU Corp. recorded severance charges totaling $53 million ($34 million after-tax), reported in other deductions.

      Debt and Capital Management Program
      -----------------------------------

      In April 2004, TXU Corp. repurchased Energy's exchangeable preferred membership interests with a liquidation amount of $750 million for $1.85 billion (including transaction costs). The excess of the purchase price over the carrying value of the securities, net of $384 million in income tax benefits recorded as a deferred tax asset, was recorded as a charge to additional paid-in capital in the amount of $849 million. The carrying value of the securities was $617 million, which is the liquidation amount of $750 million net of $102 million in unamortized discount and $31 million in unamortized debt issuance costs, both recorded at the time of issuance of the securities in November 2002. The charge to additional paid-in capital is accounted for in a manner similar to TXU Corp.'s preference share dividends, resulting in a reduction in net income available to common shareholders.

      In the second quarter of 2004, TXU Corp. repurchased $427 million carrying amount of equity-linked debt securities for $404 million. The repurchase was in connection with a settlement of related litigation and resulted in total charges of $34 million ($28 million after-tax), reported in other deductions, essentially representing the premium for the debt component of the securities and an additional repurchase premium. The repurchase also resulted in a credit to additional paid-in capital of $57 million, which represented the holder's out-of-the-money fair market value of the related equity purchase contracts. An additional credit to additional paid-in capital of $18 million was recorded to reverse the remaining liability for future contract adjustment payments to holders of the securities. At the time of issuance of the securities, TXU Corp. had recorded a liability for the present value of the contract adjustment payments with an offsetting reduction to common stock equity.

      On June 30, 2004, TXU Corp. repurchased 20 million shares of its outstanding common stock through an accelerated share repurchase agreement at an initial price of $39.86 per share. The 20 million shares repurchased under the program are subject to a future contingent purchase price adjustment based on the volume-weighted average price during the actual repurchase period by the broker-dealer that executed the repurchase transaction.

      Also in the second quarter of 2004, TXU Corp. repurchased at par $231 million principal amount of 7.25% notes held by subsidiary trusts and $118 million principal amount of 6.375% senior notes for $125 million. These transactions resulted in losses on retirement of debt totaling $15 million ($10 million after-tax), reported in other deductions.

      TXU Corp. also repurchased approximately $179 million of its equity securities in open market purchases during the second quarter of 2004 and $193 million year-to-date. Shares purchased on the open market totaled 4.9 million in the second quarter of 2004 and 5.4 million year-to-date.

      See Notes 4, 5, and 6 for further detail of debt issuances and retirements, financing arrangements and debt held by unconsolidated subsidiary trusts.

      Litigation Accrual
      ------------------
      During the second quarter of 2004, management assessed the progress and status of matters in litigation as described in Note 8 and recorded an accrual of $100 million ($65 million after-tax), reported in other deductions, for the expected resolution of certain cases.

      Discontinued Businesses - Note 3 presents detailed information regarding the discontinued TXU Australia, TXU Gas and New Jersey generation operations, as well as previously disclosed discontinued businesses. The condensed consolidated financial statements for all periods presented reflect the reclassification of the results of these businesses (for the periods they were consolidated) as discontinued operations.

      Basis of Presentation -- The condensed consolidated financial statements of TXU Corp. have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2003 Form 10-K, except for the changes in estimates of depreciable lives of assets discussed below and the presentation of certain components as discontinued. In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2003 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year.

      Certain reclassifications have been made to conform prior period data to the current period presentation. All dollar amounts in the financial statements and tables in the notes, except per share amounts, are stated in millions of dollars unless otherwise indicated.

      Depreciation of Energy Production Facilities -- Effective January 1, 2004, the estimates of the depreciable lives of lignite-fired generation facilities were extended an average of nine years to better reflect the useful lives of the assets, and depreciation rates for the Comanche Peak nuclear generating plant were decreased as a result of an increase in the estimated lives of boiler and turbine generator components of the plant by an average of five years. The net impact of these changes was a reduction in depreciation expense of $12 million and $22 million ($8 million and $14 million after-tax) in the three and six months, respectively, ended June 30, 2004.

      Effective April 1, 2003, the estimates of the depreciable lives of the Comanche Peak nuclear generating plant and several gas generation plants were extended to better reflect the useful lives of the assets. At the same time, depreciation rates were increased on lignite and gas generation facilities to reflect additional investments in equipment. The net impact of these changes was an additional reduction in depreciation expense of $12 million ($8 million after-tax) in the six months ended June 30, 2004.

      Changes in Accounting Standards -- FIN 46R was issued in December 2003 and replaced FIN 46, which was issued in January 2003. FIN 46R expands and clarifies the guidance originally contained in FIN 46, regarding consolidation of variable interest entities. FIN 46R did not impact results of operations or financial position for the first six months of 2004.

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted in December 2003. TXU Corp. is accounting for the effects of the Medicare Act in accordance with FASB Staff Position 106-2, For the three and six months ended June 30, 2004, the effect of adoption of the Medicare Act was a reduction of approximately $7 million and $14 million, respectively, in TXU Corp.'s postretirement benefit costs.

      Extraordinary gain -- An extraordinary gain of $16 million (net of tax of $9 million) in 2004 represents an increase in the carrying value of Electric Delivery's regulatory asset subject to securitization. The second and final tranche of the securitization bonds was issued in June 2004. The increase in the related regulatory asset is due to the effect of higher interest rates on the bonds and therefore increased amounts to be recovered from REPs through delivery fee surcharges to service the bonds.

      Earnings Per Share -- Basic earnings per share available to common shareholders are based on the weighted average number of common shares outstanding during the quarter. Diluted earnings per share include the effect of all potential issuances of common shares under certain securities and employee incentive arrangements. The exchangeable preferred membership interests in Energy were anti-dilutive for the period they were outstanding in 2004, prior to TXU Corp.'s repurchase of these securities. However, the premium paid to buy back these securities reduced basic and diluted earnings per share available for common stock by $2.64 and $2.65 for the three and six months ended June 30, 2004, respectively. Assuming these securities were converted to TXU Corp. common stock at the beginning of the periods at the exercise price of $13.1242 per share, 57 million more shares for each of the three and six months ended June 30, 2003, respectively, would have been issued and net income would have increased by $13 million and $26 million, respectively, representing the after-tax distributions on the exchangeable preferred membership interests and amortization of the related discount.

      Additional dilutive shares would result from approximately 7 million shares and 10 million shares of common stock issuable in connection with equity-linked debt securities issued in 2002 and 2001, respectively, if the average of the closing price per share of TXU Corp. common stock on each of the twenty consecutive trading days ending on the third day immediately preceding the end of a reporting period was equal to or above the threshold appreciation price of $62.91 and $55.68 per share for the respective issuances. For the three and six months ended June 30, 2004 and 2003, the market price of TXU Corp. common stock was below these prices.

      Shares issuable under the $525 million convertible senior notes are not reflected in dilutive shares because TXU Corp. intends to settle any conversion in cash.

2.    CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

      The following summarizes the effect on results for 2003, reported in the first quarter, of changes in accounting principles effective January 1, 2003:

     Charge from rescission of EITF 98-10, net of tax effect of $34 million..........................................................  $(63)
     Credit from adoption of SFAS 143, net of tax effect of $3 million..     5
                                                                          ----
          Total net charge..............................................  $(58)

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
                                                                        ====

      The asset retirement liability at June 30, 2004 was $607 million, comprised of a $599 million liability as of December 31, 2003, $20 million of accretion during the six months ended June 30, 2004, reduced by $12 million in reclamation payments.

      With respect to nuclear decommissioning costs, for TXU Corp. the adoption of SFAS 143 results in timing differences in the recognition of asset retirement costs that are being recovered through the regulatory process.

3.    DISCONTINUED OPERATIONS

      The following summarizes the historical consolidated financial information of the various businesses reported as discontinued operations:

                                                                    Three Months Ended June 30, 2004
                                                     -----------------------------------------------------------
                                                                          Strategic
                                                                  TXU      Retail     Pedrick-
                                                     TXU Gas   Australia  Services     town    Telecom     Total
                                                     -------   ---------  --------     ----    -------     -----
Operating revenues...............................      $ 216     $ 333      $   4      $   8     $   8     $ 569
Operating costs and expenses.....................        286       294          5          9        11       605
Other deductions (income)-- net..................         85         5         10         --        --       100
Interest income..................................         --        (1)        --         --        (4)       (5)
Interest expense and related charges.............          8        38         --         --         5        51
                                                       -----     -----      -----      -----     -----     -----
Operating income (loss) before income taxes......       (163)       (3)       (11)        (1)       (4)     (182)
Income tax expense (benefit) ....................        (40)       (2)        (3)        --        (4)      (49)
                                                       -----     -----      -----      -----     -----     -----
Operating income (loss)                                 (123)       (1)        (8)        (1)       --      (133)
Charges related to exit (after-tax)..............        (35)     (117)        (1)       (17)       (3)     (173)
Recognition of tax benefits......................         --        --         --         --        --       636
                                                       -----     -----      -----      -----     -----     -----
   Income (loss) from discontinued operations....      $(158)    $(118)     $  (9)     $ (18)    $  (3)    $ 330
                                                       =====     =====      =====      =====     =====     =====


                                                                Six Months Ended June 30, 2004
                                           ----------------------------------------------------------------------
                                                                Strategic
                                                        TXU      Retail     Pedrick-
                                           TXU Gas   Australia  Services     town    Telecom    Mexico     Total
                                           -------   ---------  ---------  --------- -------    ------     ------
Operating revenues........................   $ 724     $ 689      $  10      $  19     $  54    $   4     $1,500
Operating costs and expenses..............     726       561         12         22        49        4      1,374
Other deductions (income)-- net...........      88         4         10         --        16       --        118
Interest income...........................      --        (2)        --         --        (5)      --         (7)
Interest expense and related charges......      15        84         --         --        19       --        118
                                             -----     -----      -----      -----     -----    -----      -----
Operating income (loss) before income
   taxes..................................    (105)       42        (12)        (3)      (25)      --       (103)
Income tax expense (benefit) .............     (20)       11         (5)        (1)       (8)      (1)       (24)
                                             -----     -----      -----      -----     -----    -----      -----
Operating income (loss)                        (85)       31         (7)        (2)      (17)       1        (79)
Charges related to exit (after-tax).......     (35)     (117)        (4)       (17)       (2)      (2)      (177)
Recognition of tax benefits...............      --        --         --         --        --       --        636
                                             -----     -----      -----      -----     -----    -----      -----
   Income (loss) from discontinued
     operations...........................   $(120)    $ (86)     $ (11)     $ (19)    $ (19)   $  (1)     $ 380
                                             =====     =====      =====      =====     =====    =====      =====

                                                         Three Months Ended June 30, 2003
                                  -------------------------------------------------------------------------------
                                                      Strategic
                                              TXU      Retail     Pedrick-
                                  TXU Gas   Australia  Services     town    Telecom    Mexico    Europe    Total
                                  -------   --------- ---------   --------  -------    ------    ------    -----
Operating revenues..............   $ 198     $ 274      $  28      $   5     $  52    $  26      $  --     $ 583
Operating costs and expenses....     208       203         26          7        48       27         --       519
Other deductions (income)-- net.      --        (6)        --         --        --       (1)        --        (7)
Interest income.................      --        (2)        --         --        (2)      --         --        (4)
Interest expense and related
   charges......................      11        37         --         --        20       --         --        68
                                   -----     -----      -----      -----     -----    -----      -----     -----
Operating income (loss) before
   income taxes.................     (21)       42          2         (2)      (14)      --         --         7
Income tax expense (benefit) ...      (8)       11          1         (1)       (6)      --         --        (3)
                                   -----     -----      -----      -----     -----    -----      -----     -----
Operating income (loss)              (13)       31          1         (1)       (8)      --         --        10
Charge related to exit
   (after-tax)..................      --        --         --         --       (58)      --         (1)      (59)
                                   -----     -----      -----      -----     -----    -----      -----     -----
   Income (loss) from
     discontinued operations....   $ (13)    $  31      $   1      $  (1)    $ (66)   $  --      $  (1)    $ (49)
                                   =====     =====      =====      =====     =====    =====      =====     =====

                                                          Six Months Ended June 30, 2003
                                   ------------------------------------------------------------------------------
                                                     Strategic
                                              TXU      Retail    Pedrick-
                                 TXU Gas   Australia  Services     town    Telecom    Mexico   Europe     Total
                                 -------   --------- ---------   --------  -------    ------    ------    -----
Operating revenues..............   $ 820     $ 499      $  43      $   8     $  68    $  50      $  --     $1,488
Operating costs and expenses....     743       355         41         11        69       52         --     1,271
Other deductions (income)-- net.      (2)      (10)        --         --         1       (1)        --       (12)
Interest income.................      (1)       (3)        --         --        (3)      --         --        (7)
Interest expense and related
   charges......................      21        71         --         --        26       --         --       118
                                   -----     -----      -----      -----     -----    -----      -----     -----
Operating income (loss) before
   income taxes.................      59        86          2         (3)      (25)      (1)        --       118
Income tax expense (benefit) ...      20        24          1         (1)       (8)      --         --        36
                                   -----     -----      -----      -----     -----    -----      -----     -----
Operating income (loss)               39        62          1         (2)      (17)      (1)        --        82

Charge related to exit
   (after-tax)..................      --        --         --         --       (60)      --         (2)      (62)
                                   -----     -----      -----      -----     -----    -----      -----     -----
   Income (loss) from
     discontinued operations....   $  39     $  62      $   1      $  (2)    $ (77)   $  (1)        (2)    $  20
                                   =====     =====      =====      =====     =====    =====       ====     =====

      The TXU Gas business was previously reported in the Energy Delivery (now Electric Delivery) segment. The TXU Australia business was previously reported in its own segment. The Pedricktown business and the strategic retail services operations were previously reported in the Energy segment. The telecommunications and Mexico operations were previously reported in corporate and other activities.

      Recognition of Tax Benefits - As discussed in Note 1, in connection with an IRS preliminary notice of proposed adjustment, in the second quarter of 2004, TXU Corp. recognized income tax benefits arising from the utilization of the previously unrecognized TXU Europe 2002 worthlessness deduction. The $636 million of tax benefits recognized in discontinued operations relate primarily to capital gains generated in prior years as well as the capital gains arising from the sales of TXU Communications and TXU Australia, which can be offset by the TXU Europe deduction.

      TXU Gas - In the second quarter of 2004, TXU Corp. finalized a formal plan to sell the business and in June 2004 announced that TXU Gas had signed a definitive agreement to sell the operations for $1.925 billion in cash.

      Results of TXU Gas for the second quarter of 2004 reflect an after-tax charge of $99 million to reserve for disallowed regulatory and other assets pursuant to a May 2004 regulatory ruling in connection with the previously disclosed system-wide distribution rate case. TXU Gas has filed a motion for rehearing with the regulatory authority.

      In June 2004, the IRS Appeals Office rejected TXU Gas' appeal of proposed adjustments to 1993 income tax returns of ENSERCH Corporation, the acquired predecessor of TXU Gas. Additional reserves deemed required by TXU Gas for this matter totaled $47 million, and in accordance with acquisition accounting rules, $17 million was recorded as an expense in the second quarter of 2004 (as a tax provision) and $30 million was recorded as additional goodwill.

      In consideration of the additional goodwill amount recorded and the current best estimate of the net proceeds from the expected sale of the business and the expected carrying value of the assets to be sold under the definitive sales agreement, a goodwill impairment charge of $35 million (pre and after-tax) was recorded in the second quarter of 2004.

      TXU Australia - In the second quarter of 2004, TXU Corp. finalized a formal plan to sell the business and on July 30, 2004 the business was sold for $1.9 billion in cash and $1.7 billion of assumed debt. The pre-tax gain on the sale is approximately $375 million.

      Results of TXU Australia for the second quarter of 2004 include an income tax charge of $117 million to establish a deferred tax liability for the excess of the carrying value over the tax basis of the investment in the business, in accordance with accounting rules, as a result of the decision to sell the business.

      Pedricktown - In the second quarter of 2004, Energy initiated a plan to sell the Pedricktown, New Jersey 122 MW power production facility and exit the related power supply and gas transportation agreements. Accordingly, results for the second quarter of 2004 include a $17 million after-tax charge to write down the facility to estimated fair market value.

      Telecommunications -- In April 2004, TXU Corp. sold its telecommunications business (TXU Communications) for $524 million in cash and $3 million of assumed debt. In March 2004, TXU Corp. redeemed the remaining outstanding $560 million senior notes of the Pinnacle telecommunications holding company. The business was formerly a joint venture and has been consolidated since March 1, 2003.

      Strategic Retail Services -- In December 2003, Energy finalized a formal plan to sell its strategic retail services business, which is engaged principally in providing energy management services. Energy expects to substantially complete the sales of these operations to various parties by year-end 2004. Results in 2004 reflect a $9 million (6 million after-tax) charge recorded in the second quarter to settle a contract dispute.

      Mexico -- In January 2004, TXU Corp. completed the sale of its majority-owned gas distribution operations in Mexico for $11 million in notes receivable and recorded an after-tax loss of $2 million.

      Balance sheet - The following details the assets and liabilities held for sale as of June 30, 2004:

                                                                            June 30, 2004
                                                      ---------------------------------------------------------
                                                                            Strategic
                                                                            Retail
                                                       Gas      Australia    Services    Pedricktown     Total
                                                     -------    ---------   ----------   -----------     ------

      Current assets...........................       $  164     $   350      $    3       $    2        $   519
      Investments..............................           --          82           2           --             84
      Goodwill.................................          300         890          --           --          1,190
      Property, plant and equipment............        1,624       2,211           1           15          3,851
      Other noncurrent assets..................           --         435          --           --            435
                                                      ------     -------      ------       ------        -------
           Assets held for sale................       $2,088     $ 3,968      $    6       $   17        $ 6,079
                                                      ======     =======      ======       ======        =======

      Current liabilities......................       $  105     $   245      $   --       $    4        $   354
      Accumulated deferred income taxes........           --         162          --           --            162
      Long-term debt, less amounts due currently          --       1,642          --           --          1,642
      Noncurrent liabilities...................          113         345          --            4            462
                                                      ------     -------      ------       ------        -------
           Liabilities held for sale...........       $  218     $ 2,394      $   --       $    8        $ 2,620
                                                      ======     =======      ======       ======        =======

4.    FINANCING ARRANGEMENTS

      Short-term Borrowings-- At June 30, 2004, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of $2.7 billion at a weighted average interest rate of 2.70%. At December 31, 2003, TXU Corp. had no outstanding short-term borrowings.

     Credit Facilities-- At June 30, 2004, TXU Corp. and its subsidiaries had credit facilities (some of which provide for long-term borrowings) as follows:

----------------------------------- ------------ ---------------- ----------------------------------------------
                                                                                At June 30, 2004
                                                                  ----------------------------------------------
                                      Expiration   Authorized     Facility  Letters of      Cash
             Facility                   Date        Borrowers      Limit     Credit    Borrowings   Availability
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------
364-day Credit Facility             April 2005   TXU Corp.         $  700    $   --       $  700       $   --
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------
364-day Credit Facility             April 2005   Energy             1,000        --        1,000           --
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------
364-day Credit Facility             April  2005  TXU Gas              300        --          300           --
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------
                                                 Energy, Electric
364-day Credit Facility             June 2005      Delivery           600        --           --          600
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------
Three-Year Revolving Credit                      Energy, Electric
Facility                            June 2007      Delivery         1,400        --          675          725
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------
Five-Year Revolving Credit
Facility                            August 2008  TXU Corp.            500       465           --           35
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------
Five-Year Revolving Credit                        Energy,Electric
Facility                            June 2009      Delivery           500        --           --          500
                                                                   -------   ------       ------       ------
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------
      Total                                                        $5,000    $  465       $2,675       $1,860
                                                                   ======    ======       ======       ======
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------

      In June 2004, US Holdings, Energy and Electric Delivery replaced $2.25 billion of credit facilities scheduled to mature in 2005 with $2.5 billion of credit facilities maturing in June 2005, 2007 and 2009. These new facilities are used for working capital and general corporate purposes and provide back-up for any future issuances of commercial paper by Energy or Electric Delivery. At June 30, 2004, there was no such commercial paper outstanding.

      In April 2004, three credit facilities totaling $2.0 billion (364-day credit facilities expiring in April 2005) were established to provide bridge financing for the repurchase of Energy's exchangeable preferred membership interests. At June 30, 2004, these three credit facilities were fully drawn. In July 2004, these facilities were repaid with the proceeds from Energy's issuance of $800 million floating rate senior notes and part of the proceeds from the TXU Australia sale and subsequently terminated.

      TXU Corp.'s $500 million five-year revolving credit facility is with LOC 2003 Trust, a special purpose, wholly-owned subsidiary of TXU Corp. (LOC Trust). LOC Trust, in turn, has a $500 million five-year secured credit facility with a group of lenders. TXU Corp. capitalized LOC Trust with approximately $525 million of cash, which the lenders have invested in permitted investments as directed by LOC Trust. This investment in LOC Trust is reflected on TXU Corp.'s balance sheet as restricted cash (see Note 11). LOC Trust's assets, including the investments, constitute collateral for the benefit of the lenders to secure issuances of letters of credit or loans, and are owned by LOC Trust. LOC Trust is included in the consolidated financial statements of TXU Corp. solely to comply with US GAAP.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). As of June 30, 2004, $543 million of undivided interests had been sold by TXU Receivables Company of the maximum amount of $600 million. Effective June 30, 2004, the program was extended through June 28, 2005. As part of the extension, the maximum amount available under the program was increased to $700 million in recognition of seasonal power sales. It is expected that a similar downward seasonal adjustment will be made in the fall. Additionally, the extension allows for increased availability of funding through a credit ratings-based reduction of customer deposits previously used to reduce the amount of undivided interests that could be sold. Undivided interests will now be reduced by 100% of the customer deposits for a Baa3/BBB-rating; 50% for a Baa2/BBB rating; and zero % for a Baa1/BBB+ and above rating (based on each originator's credit rating).

      All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables

Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes payable was $433 million at June 30, 2004.

      The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services, a direct subsidiary of TXU Corp. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were approximately $6 million and $7 million for the six-month periods ending June 30, 2004 and 2003 and approximated 2.1% and 3.6% for the first six months of 2004 and 2003, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to the originators and are reported in SG&A expenses. The servicing fee, which totaled approximately $3 million and $4 million for the first six months of 2004 and 2003, respectively, compensates TXU Business Services for its services as collection agent, including maintaining the detailed accounts receivable collection records.

      The June 30, 2004 balance sheet reflects $976 million face amount of trade accounts receivable of Energy, Electric Delivery and TXU Gas, reduced by $543 million of undivided interests sold by TXU Receivables Company. Funding under the program decreased $57 million for the six months ended June 30, 2004. Funding under the program for the six months ended June 30, 2003 increased $69 million. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

      Activities of TXU Receivables Company for the six months ended June 30, 2004 and 2003 were as follows:

                                                                                              Six Months
                                                                                            Ended June 30,
                                                                                         --------------------
                                                                                           2004         2003
                                                                                          ------       ------
Cash collections on accounts receivable............................................       $ 4,200     $ 4,142
Face amount of new receivables purchased...........................................        (4,065)     (3,802)
Discount from face amount of purchased receivables.................................             9          11
Program fees paid..................................................................            (6)         (7)
Servicing fees paid................................................................            (3)         (4)
Increase (decrease) in subordinated notes payable..................................           (78)       (409)
                                                                                          -------     -------
TXU Corp.'s operating cash flows (provided) used under the program.................       $    57     $   (69)
                                                                                          =======     =======

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

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to competition. Certain billing and collection delays arose due to implementation of new systems and processes within Energy and ERCOT for clearing customers' switching and billing data. Strengthened credit and collection policies and practices have brought the ratios into consistent compliance with the program requirement.

      Under terms of the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios (or supply a parent guarantor that meets the ratio requirements). The failure, by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate.

      Long-Term Debt -- At June 30, 2004 and December 31, 2003, the long-term debt of TXU Corp. and its consolidated subsidiaries consisted of the following:

                                                                                        June 30,    December 31,
                                                                                           2004         2003
                                                                                        ---------   ------------
  Energy
  ------
    Pollution Control Revenue Bonds:
      Brazos River Authority:
       3.000% Fixed Series 1994A due May 1, 2029, remarketing date May 1, 2005(a)....    $    39       $    39
       5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a)....         39            39
       5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a)..         50            50
       5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a).        118           118
       7.700% Fixed Series 1999A due April 1, 2033...................................        111           111
       6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1,
         2013(a).....................................................................         16            16
       7.700% Fixed Series 1999C due March 1, 2032...................................         50            50
       4.950% Fixed Series 2001A due October 1, 2030, remarketing date April 1,
         2004(a).....................................................................         --           121
       4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1,
         2006(a).....................................................................         19            19
       5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1,
         2011(a).....................................................................        274           274
       1.140% Floating Series 2001D due May 1, 2033..................................        271           271
       1.380% Floating Taxable Series 2001I due December 1, 2036(b)..................         63            63
       1.100% Floating Series 2002A due May 1, 2037(b)...............................         61            61
       6.750% Fixed Series 2003A due April 1, 2038, remarketing date
        April 1, 2013(a).............................................................         44            44
       6.300% Fixed Series 2003B due July 1, 2032....................................         39            39
       6.750% Fixed Series 2003C due October 1, 2038.................................         72            72
       5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1,
       2014(a).......................................................................         31            31

      Sabine River Authority of Texas:
       6.450% Fixed Series 2000A due June 1, 2021....................................         51            51
       5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1,
       2011(a).......................................................................         91            91
       5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1,
       2011(a).......................................................................        107           107
       5.800% Fixed Series 2003A due July 1, 2022....................................         12            12
       6.150% Fixed Series 2003B due August 1, 2022..................................         45            45

      Trinity River Authority of Texas:
       6.250% Fixed Series 2000A due May 1, 2028.....................................         14            14
       5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1,
       2006(a).......................................................................         37            37

    Other:
    6.875% TXU Mining Fixed Senior Notes due August 1, 2005..........................         30            30
    6.125% Fixed Senior Notes due March 15, 2008(c)..................................        250           250
    7.000% Fixed Senior Notes due March 15, 2013(c)..................................      1,000         1,000
    Capital lease obligations........................................................         12            13
    Other............................................................................          2             8
    Fair value adjustments related to interest rate swaps............................         (4)           11
    Unamortized discount.............................................................         --            (2)
                                                                                          ------        ------
        Total Energy ................................................................      2,944         3,085

Electric Delivery
-----------------
    8.250% Fixed First Mortgage Bonds due April 1, 2004..............................         --           100
    6.250% Fixed First Mortgage Bonds due October 1, 2004............................        121           121
    6.750% Fixed First Mortgage Bonds due July 1, 2005...............................         92            92
    7.625% Fixed First Mortgage Bonds due July 1, 2025...............................        215           215
    7.375% Fixed First Mortgage Bonds due October 1, 2025............................        178           178
    6.375% Fixed Senior Secured Notes due May 1, 2012(c).............................        700           700

                                                                                         June 30,    December 31,
                                                                                           2004         2003
                                                                                        ---------   ------------
    7.000% Fixed Senior Secured Notes due May 1, 2032................................        500           500
    6.375% Fixed Senior Secured Notes due January 15, 2015...........................        500           500
    7.250% Fixed Senior Secured Notes due January 15, 2033...........................        350           350
    5.000% Fixed Debentures due September 1, 2007(c).................................        200           200
    7.000% Fixed Debentures due September 1, 2022....................................        800           800
    Unamortized discount.............................................................        (26)          (30)

TXU Electric Delivery Transition Bond Company LLC(e)
---------------------------------------------------
    2.260% Fixed Series 2003 Bonds due in bi-annual installments through
      February 15, 2007..............................................................         95           103
    4.030% Fixed Series 2003 Bonds due in bi-annual installments through
      February 15, 2010..............................................................        122           122
    4.950% Fixed Series 2003 Bonds due in bi-annual installments through
      February 15, 2013..............................................................        130           130
    5.420% Fixed Series 2003 Bonds due in bi-annual installments through
      August 15, 2015................................................................        145           145
    3.520% Fixed Series 2004 Bonds due in bi-annual installments through
      November 15, 2009..............................................................        279            --
    4.810% Fixed Series 2004 Bonds due in bi-annual installments through
      November 15, 2012..............................................................        221            --
    5.290% Fixed Series 2004 Bonds due in bi-annual installments through
        May 15, 2016.................................................................        290            --
                                                                                          ------        ------
       Total TXU Electric Delivery Transition Bond Company LLC.......................      1,282           500
                                                                                          ------        ------
       Total Electric Delivery.......................................................      4,912         4,226

US Holdings
-----------
    7.170% Fixed Senior Debentures due August 1, 2007................................         10            10
    9.580% Fixed Notes due in bi-annual installments through December 4, 2019........         70            70
    8.254% Fixed Notes due in quarterly installments through December 31, 2021.......         66            67
    1.979% Floating Rate Junior Subordinated Debentures, Series D due January 30,
      2037(d)........................................................................          1             1
    8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037.......          8             8
                                                                                          ------        ------
        Total US Holdings ...........................................................        155           156
                                                                                          ------        ------
TXU Gas
-------
    6.375% Fixed Notes due February 1, 2004..........................................         --           150
    7.125% Fixed Notes due June 15, 2005.............................................        150           150
    6.564% Fixed Remarketed Reset Notes due January 1, 2008, remarketing date
    July 1, 2005(a)..................................................................        125           125
    Unamortized valuation adjustment.................................................         --             1
                                                                                          ------        ------
        Total TXU Gas ...............................................................        275           426

TXU Corp.
---------
    6.375% Fixed Senior Notes Series B due October 1, 2004...........................        175           175
    6.375% Fixed Senior Notes Series C due January 1, 2008(c)........................        200           200
    4.050% Fixed Senior Notes Series E due August 16, 2004...........................          2             2
    6.375% Fixed Senior Notes Series J due June 15, 2006(c)..........................        683           800
    4.750% Fixed Senior Notes Series K due November 16, 2006 remarketing date
    August 16, 2004(f)...............................................................        288           500
    5.450% Fixed Senior Notes Series L due November 16, 2007 remarketing date
    August 16, 2005(f)...............................................................        288           500
    5.800% Fixed Senior Notes Series M due May 16, 2008 remarketing date
    February 16, 2006(f).............................................................        440           440
    6.000% Fixed Pinnacle Overfund Trust Debt due bi-annually through
      August 15, 2004................................................................         --            91
    8.820% Building Financing due bi-annually through February 11, 2022..............        125           130
    2.640% Floating Convertible Senior Notes due July 15, 2033(d)....................        525           525
    Fair value adjustments related to interest rate swaps............................        (13)           32
    Unamortized discount.............................................................         (2)           (2)
                                                                                         -------       -------
        Total TXU Corp..............................................................       2,711         3,393

Total TXU Corp. consolidated........................................................      10,997        11,286
Less amount due currently...........................................................         534           678
                                                                                         -------       -------
Total long-term debt................................................................     $10,463       $10,608
                                                                                         =======       =======

   (a) These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
   (b) Interest rates in effect at June 30, 2004. These series are in a flexible or weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit. Series in the flexible mode will be remarketed for periods of less than 270 days.
   (c) Interest rates swapped to floating on an aggregate $2.5 billion principal amount.
   (d) Interest rates in effect at June 30, 2004.
   (e) These bonds are nonrecourse to Electric Delivery.
   (f) Equity-linked.

      In July 2004, Energy issued $800 million of floating rate senior notes in a private placement offering. The net proceeds of $798 million were used to repay, in part, borrowings outstanding under its fully drawn $1.0 billion 364 day credit facility. The Notes will bear interest at an annual rate equal to 3-month LIBOR, reset quarterly, plus 0.78% and will mature on January 17, 2006.

      In July 2004, Energy announced its intent to redeem at par value $101 million of Brazos River Authority Pollution Control Revenue Bonds by September 2004, before their scheduled maturity pursuant to terms in the bond documents that provide for redemption at par upon the occurrence of certain events.

      In June 2004, Electric Delivery's wholly-owned, special purpose bankruptcy-remote subsidiary, TXU Electric Delivery Transition Bond Company LLC, issued $790 million aggregate principal amount of transition (securitization) bonds in accordance with a settlement agreement with the Commission and a financing order related to the transition to competition. The bonds were issued in three classes that require bi-annual interest and principal installment payments beginning in November 2004 through specified dates in 2009 through 2016. The transition bonds bear interest at fixed annual rates ranging from 3.52% to 5.29%. Electric Delivery used the proceeds to retire, subsequent to June 30, 2004, two series of mortgage bonds with an aggregate principal amount of $393 million due in 2025 and repurchase shares of common stock from its parent for $375 million. As a result of the retirement of these two series of mortgage bonds, Electric Delivery will be able to release the liens on its outstanding senior secured notes, making them rank equally with Electric Delivery's other senior unsecured debt. No decision has been made as to the timing of such release.

      In May 2004, TXU Corp. repurchased approximately 8.5 million units of equity-linked debt securities with a carrying value of $427 million for a cash repurchase price of $404 million. The repurchase of the securities resulted in a pre-tax charge to earnings of $34 million and a credit (increase) to additional paid-in capital of $75 million. See Note 1 for additional discussion.

      In April 2004, the Brazos River Authority Series 2001A pollution control revenue bonds with an aggregate principal amount of $121 million were purchased upon mandatory tender. Energy intends to remarket these bonds at a later date.

      Other retirements of long-term debt in 2004 totaling $388 million represent payments at scheduled maturity dates.

      Fair Value Hedges -- In April 2004, fixed-to-variable interest rate swaps related to $100 million of debt were settled for a gain of $3.5 million, which will be amortized to offset interest expense over the remaining life of the debt. Also in April 2004, $2.1 billion of fixed rate debt was effectively converted to variable rates through interest rate swap transactions, accounted for as fair value hedges, expiring through 2013.

      In March 2004, fixed-to-variable interest rate swaps related to $400 million of debt were settled for a gain of $18 million, which will be amortized to offset interest expense over the remaining life of the debt. Also in March 2004, $400 million of fixed rate notes were effectively converted to variable rates through interest rate swap transactions, accounted for as fair value hedges, expiring through 2006.

5.    LONG-TERM DEBT HELD BY SUBSIDIARY TRUSTS

      Statutory business trusts have been established as wholly-owned financing subsidiaries of TXU Corp. and TXU Gas. The assets of the trusts consist solely of Junior Subordinated Debentures issued by TXU Corp. or TXU Gas, and the trusts have issued preferred interests, as presented below:

                                                                               Trust Assets (Long-Term Debt
                                               Trust Preferred Interests         of TXU Corp. or TXU Gas)
                                              ----------------------------     -----------------------------
                                               June 30,       December 31,       June 30,      December 31,
                                                 2004             2003             2004            2003
                                               --------       ------------       --------      -------------
TXU Corp.
---------
Capital I Trust
   (9.2 million units of 7.25% Series
     due 2029)..........................      $    --            $  223          $    --        $   237
Capital II Trust
   (6.0 million units of 8.70% Series
    due 2034)...........................          145               145              154            154
                                               ------             -----          -------        --------
    Total...............................          145               368              154            391

TXU Gas
-------
Capital I Trust
   (150 thousand  units of Floating Rate
     Series due 2028)...................          147               147              155            155
                                              -------            ------          -------        -------
    Total...............................      $   292            $  515          $   309        $   546
                                              =======            ======          =======        =======

      TXU Corp. and TXU Gas, as the parent companies, own the subsidiary trusts' common interests, which are reported in investments in the balance sheet, and each has effectively issued a full and unconditional guarantee of its trusts' preferred interests.
      The subsidiary trusts have been deconsolidated since the adoption of FIN 46 in the fourth quarter of 2003. TXU Corp.'s balance sheet at December 31, 2003 reflected the $546 million of long-term debt held by the trust and an investment in the trust of $31 million, instead of the former presentation of $515 million of preferred interests of subsidiaries.

      In April 2004, TXU Corp. redeemed all of the 7.25% Junior Subordinated Debentures, Series A, at an amount equal to 100% of the outstanding principal amount plus accrued and unpaid interest, for a total of $238 million. The TXU Corp. Capital I Trust used the proceeds to redeem all of the outstanding 7.25% Cumulative Trust Preferred Capital Securities due 2029 at an amount equal to $25 per trust security plus accumulated and unpaid distributions, for a total of $231 million.

      Under the current definitive sales agreement, TXU Gas would be required to provide for the satisfaction of its junior subordinated debentures and the related trust securities prior to closing the sale of TXU Gas' operations.

6.    PREFERRED SECURITIES OF SUBSIDIARIES

      Preferred securities of consolidated subsidiaries consist of the following:

                                                                     June 30,     December 31,
                                                                       2004           2003
     Exchangeable preferred membership interests of Energy,
       net of $104 unamortized discount.......................       $   --          $  646
     Preferred stock of TXU Gas...............................           75              75
     Preferred stock of US Holdings...........................           38              38
                                                                     ------          ------
     Total....................................................       $  113          $  759
                                                                     ======          ======

      Exchangeable Preferred Membership Interests of Energy -- In
April 2004, TXU Corp. repurchased these securities as discussed in Note 1.

      Preferred Stock of TXU Gas -- At June 30, 2004, TXU Gas had 75,000 shares of Adjustable Rate Series F Preferred Stock outstanding (2,000,000 total shares authorized) which is entitled upon liquidation to the stated value of $1,000 per share. The preferred stock series is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share of $25 per share represents one-fortieth of a share of underlying preferred stock. The dividend rate is determined quarterly, in advance, based on US Treasury rates and was 4.5% at June 30, 2004. The preferred stock is not mandatorily redeemable. Under the current definitive sales agreement, TXU Gas would be required to redeem the preferred stock upon closing the sale of TXU Gas' operations.

      Preferred Stock of US Holdings -- At June 30, 2004, US Holdings had 379,231 shares of cumulative, preferred stock without par value outstanding with dividend rates ranging from $4.00 to $5.08 per share. The preferred stock can be redeemed at prices ranging from $101.70 per share to $112.00 per share. The preferred stock is not mandatorily redeemable.

7.    SHAREHOLDERS' EQUITY

      The Board of Directors of TXU Corp., at its May 2004 meeting, declared a quarterly dividend of $0.125 a share, payable July 1, 2004, to shareholders of record on June 4, 2004. Future dividends may vary and are subject to consideration of TXU Corp.'s operating cash flow levels and capital requirements as well as financial and other business conditions existing at the time.

      Certain debt instruments, preference, preferred and other securities of TXU Corp. and its subsidiaries contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At June 30, 2004, TXU Corp. and its subsidiaries were in compliance with these provisions. An Electric Delivery mortgage restricts the payment of dividends to the amount of Electric Delivery's retained earnings.

      The following table presents the changes during the six months ended June 30, 2004 to common stock equity:

                                                                               Accumulated
                                                                                  Other       Total
                                                     Additional                Comprehen-     Common
                                       Common         Paid-in      Retained      sive         Stock
                                        Stock         Capital      Deficit    Gain (Loss)    Equity
                                       -------       ----------    ---------  -------------- -------

Balance at December 31, 2003.....       $   48         $8,097     $(2,498)      $  (28)      $5,619
    Common stock repurchases.....           --           (978)         --           --         (978)
    Common stock issuances.......           12             --          --           --           12
    Exchangeable preferred
      member-ship interests buyback         --           (849)         --           --         (849)
    Equity -linked securities
      repurchased................           --             75          --           --           75
    Cash flow hedges.............           --             --          --          (70)         (70)
    Foreign currency translation.           --             --          --         (104)        (104)
    Dividends....................           --             --         (90)          --          (90)
    Net income...................           --             --         437           --          437
    Other........................           --             (2)         --            6            4
                                        ------         ------     -------       ------       -------
Balance at June 30, 2004.........       $   60         $6,343     $(2,151)      $ (196)      $4,056
                                        ======         ======     =======       ======       =======

8.    CONTINGENCIES

      Request from CFTC - In October 2003, TXU Corp. received an informal request for information from the US Commodity Futures Trading Commission (CFTC) seeking voluntary production of information concerning disclosure of price and volume information furnished by TXU Portfolio Management, a subsidiary of Energy, to energy industry publications. The request sought information for the period from January 1, 1999 to October 2003. TXU Corp. cooperated with the CFTC, and complied with its request for such information. On May 12, 2004, TXU Corp. received notice from the CFTC that the CFTC had closed its investigation of TXU Corp. and its subsidiaries related to disclosure of price and volume information.

      In a similar, but unrelated matter, on April 13, 2004, the CFTC issued a subpoena requiring TXU Corp. to produce information about storage of natural gas, including weekly and monthly storage reports to the Energy Information Administration submitted by TXU Fuel Company and TXU Gas. This request seeks information for the period of October 31, 2003 through January 2, 2004. TXU Corp. has cooperated with the CFTC by producing the requested information and believes that TXU Gas and TXU Fuel Company have not engaged in any activity that would justify action against them by the CFTC.

      Guarantees -- TXU Corp. has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Project development guarantees -- In 1990, US Holdings repurchased an electric co-op's minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op's indebtedness to the US government for the facilities. US Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. US Holdings guaranteed the co-op's payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op's rights under the agreement, and such payments would then be owed directly by US Holdings. At June 30, 2004, the balance of the indebtedness was $135 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

      Residual value guarantees in operating leases -- TXU Corp. is the lessee under various operating leases, entered into prior to January 1, 2003 that obligate it to guarantee the residual values of the leased facilities. At June 30, 2004, the aggregate maximum amount of residual values guaranteed was approximately $265 million with an estimated residual recovery of approximately $160 million. The average life of the lease portfolio is approximately seven years.

      Shared saving guarantees -- As part of the operations of the strategic retail services business, which Energy intends to sell (see Note 3), Energy has guaranteed that certain customers will realize specified annual savings resulting from energy management services it has provided. In aggregate, the average annual savings have exceeded the annual savings guaranteed. The maximum potential annual payout is approximately $6 million and the maximum total potential payout is approximately $49 million. No guarantees were issued during the six months ended June 30, 2004 that required recording a liability. The fair value of guarantees recorded as of June 30, 2004 was $1.8 million with a maximum potential payout of $42 million. The average remaining life of the portfolio is approximately nine years. These guarantees will be transferred or eliminated as part of expected transactions for the sale of the strategic retail services business.

      Letters of credit -- Energy has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $403 million of letters of credit were outstanding at June 30, 2004 to support existing floating rate pollution control revenue bond debt of approximately $395 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates through 2008.

      US Holdings has outstanding letters of credit in the amount of $12 million for miscellaneous credit support requirements. Although the average life of the letters of credit is for approximately one year, the obligation to provide guarantees is ongoing.

      Energy has outstanding letters of credit in the amount of $50 million to support hedging and risk management margin requirements in the normal course of business. As of June 30, 2004, approximately 77% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the next six years.

      Surety bonds -- TXU Corp. has outstanding surety bonds of approximately $30 million to support performance under various subsidiary contracts and legal obligations in the normal course of business. The term of the surety bond obligations is approximately one year.

      Other -- US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $12 million at June 30, 2004, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5.50% to 7%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all its contract rights and obligations in connection with $8 million remaining principal amount of bonds at June 30, 2004, issued for similar purposes, which had previously been guaranteed by US Holdings. US Holdings is, however, contingently liable in the event of default by the municipality.

      In 1992, a discontinued engineering and construction business of TXU Gas completed construction of a plant, the performance of which is warranted by TXU Gas through 2008. The maximum contingent liability under the guarantee is approximately $106 million. No claims have been asserted under the guarantee and none are anticipated. TXU Corp. retains this contingent liability under the terms of the definitive agreement to sell TXU Gas.

      Income Tax Contingencies -- TXU Corp. and its subsidiaries are currently under audit by the IRS with respect to tax returns for various tax periods subsequent to 1992 and prior to 2003, and are subject to audit by other taxing authorities and by the IRS for subsequent tax periods. The amount and timing of any tax assessments resulting from these audits are uncertain, and could have a material effect on the company's liquidity and results of operations. Certain material audit matters as to which management believes there is a reasonable possibility of a future tax assessment are discussed below.

      TXU Europe -- On its US federal income tax return for calendar year 2002, TXU Corp. claimed an ordinary loss deduction related to the worthlessness of TXU Corp.'s investment in TXU Europe, the tax benefit of which is estimated to be $983 million (assuming the deduction is sustained on audit). Due to a number of uncertainties regarding the proper tax treatment of the worthlessness loss, no portion of the tax benefit related to TXU Corp.'s 2002 write-off of its investment in TXU Europe was recognized in income in prior periods. As discussed in Note 1, $711 million of the tax benefit was recognized in the second quarter of 2004.

      In June 2004, the IRS issued a preliminary notice of proposed adjustment proposing to disallow the 2002 worthlessness deduction and treat the worthlessness as a capital loss (deductible only against capital gains). Although the preliminary notice does not address the issue, the implication of the notice is that the worthlessness deduction claimed in 2002 would not be available to offset related cancellation-of-debt income of $3.2 billion expected to be realized when the UK administration proceedings related to TXU Europe are concluded and the debt is extinguished. If the IRS position as set forth in the preliminary notice is sustained, TXU Corp. could potentially be required to recognize an income tax charge for amounts related to the cancellation of indebtedness income. The amount of such charge, if any, is uncertain, and TXU Corp. believes the IRS' position (that TXU Corp. must recognize a capital loss for the worthlessness of the debt component of the investment but recognize ordinary income for the cancellation of the debt) is without merit. The preliminary notice is not binding on the IRS; therefore, it is uncertain what positions the IRS might ultimately assert or what, if any, tax liability might result.

      The tax benefit realized by TXU Corp. during the second quarter of 2004 was based on the capital loss and ordinary deductions allowed by the IRS in accordance with the preliminary notice, adjusted to exclude the effects of elements of the preliminary notice that TXU Corp. believes are without merit and unlikely to be sustained as discussed above. Based on the assumptions used to calculate the tax benefit, TXU Corp. would be required to repay $492 million in tax refunds previously received (including interest through June 30, 2004). No material earnings charge is expected with respect to any such repayment. TXU Corp. is unable to predict the timing of any such repayment.

      TXU Corp. believes that its original tax reporting of the worthlessness of its investment in TXU Europe as an ordinary deduction was proper and intends to protest the IRS's proposed adjustments. If TXU Corp.'s position is sustained, it would recognize in income the remaining $272 million benefit of the deduction.

      TXU Gas -- In April 2003, the IRS proposed to TXU Gas certain adjustments to the US federal income tax returns of ENSERCH Corporation (the acquired predecessor of TXU Gas) for the 1993 calendar year. TXU Gas appealed the proposed adjustments to the IRS Appeals Office and in June 2004, the IRS Appeals Office rejected the substance of TXU Gas' appeal of the IRS proposed adjustments, refused to consider a settlement of the disputed issues, and indicated that the IRS will issue a statutory notice of deficiency for the tax, penalty, and interest due. If the matter is resolved against TXU Gas, TXU Gas would be assessed a deficiency of $65 million (including penalty and interest through June 30, 2004). In addition, TXU Gas would have tax liabilities of $40 million (plus any interest and penalty assessed) related to subsequent years, for which audits have not yet been completed.

      Based on the unsuccessful settlement negotiations, additional tax reserves of $47 million were recorded during the current period to account for the excess of the tax, penalty, and interest asserted by the IRS over the amount of tax reserves previously recorded. The portion of the additional tax reserve related to the pre-acquisition tax, penalty, and interest ($30 million) has been charged to goodwill, and the remaining portion related to interest for periods after August 5, 1997 ($17 million) has been charged to income. TXU Gas has the right to appeal the IRS's proposed adjustments through a court proceeding, and its currently evaluating its legal options. The results of TXU Gas are presented as discontinued operations as discussed in Note 3. Management believes that reserves recorded related to these matters are adequate. Under the definitive sales agreement, the buyer of the TXU Gas operations will not assume liabilities, among others, related to ENSERCH tax returns contested by the IRS.

      Legal Proceedings -- During the second quarter of 2004, management assessed the progress and status of matters in litigation and recorded an accrual of $100 million ($65 million after-tax), reported in other deductions, for the expected resolution of certain of the cases described immediately below.

      On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against Energy and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An amended complaint was filed in February 2004 that joined additional, unaffiliated defendants. Three retail electric providers filed motions for leave to intervene in the action alleging claims substantially identical to TCE's. In addition, approximately 25 purported former customers of TCE have filed a motion to intervene in the action alleging claims substantially identical to TCE's, both on their own behalf and on behalf of a putative class of all former customers of TCE. A hearing on these motions was conducted May 20, 2004 during which the Court stated that it intended to enter an order dismissing the antitrust claims and an order was entered on June 24, 2004. TCE has indicated that it intends to appeal the dismissal, however, Energy believes the dismissal of the antitrust claims was proper and that it has not committed any violation of the antitrust laws. Further, the Commission's investigation of the market conditions in late February 2003 has not resulted in any findings adverse to TXU Corp. Accordingly, TXU Corp. believes that TCE's and the interveners' claims against Energy and its subsidiary companies are without merit and Energy and its subsidiaries intend to vigorously defend the lawsuit on appeal. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action.

      On April 28, 2003, a lawsuit was filed by a former employee of TXU Portfolio Management in the United States District Court for the Northern District of Texas, Dallas Division, against TXU Corp., Energy and TXU Portfolio Management. The Court has set this case for trial on April 4, 2005 and discovery in the case is proceeding. Plaintiff asserts claims under Section 806 of Sarbanes-Oxley arising from plaintiff's employment termination and claims for breach of contract relating to payment of certain bonuses. Plaintiff seeks back pay, payment of bonuses and alternatively, reinstatement or future compensation, including bonuses. TXU Corp. believes the plaintiff's claims are without merit. The plaintiff was terminated as the result of a reduction in force, not as a reaction to any concerns the plaintiff had expressed, and plaintiff was not in a position with TXU Portfolio Management such that he had knowledge or information that would qualify the plaintiff to evaluate TXU Corp.'s financial statements or assess the adequacy of TXU Corp.'s financial disclosures. Thus, TXU Corp. does not believe that there is any merit to the plaintiff's claims under Sarbanes-Oxley. Accordingly, TXU Corp., Energy and TXU Portfolio Management intend to vigorously defend the litigation. TXU Corp., Energy and TXU Portfolio Management dispute the plaintiff's claims.

      On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This case was transferred to the Beaumont Division of the Eastern District of Texas and on March 24, 2004 subsequently transferred to the Northern District of Texas, Dallas Division. This action is brought by an individual, alleged to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. Defendants have filed a motion to dismiss the lawsuit which is pending before the court however as a result of the dismissal of the antitrust claims in the litigation described above brought by TCE, the parties have agreed to stay this litigation until the appeal in the TCE case has been decided. TXU Corp. believes that the plaintiff lacks standing to assert any antitrust claims against TXU Corp. or TXU Portfolio Management, and that defendants have not violated antitrust laws or other laws as claimed by plaintiff. Therefore, TXU Corp. believes that plaintiff's claims are without merit and plans to vigorously defend the lawsuit. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action.

      In November 2002 and February and March 2003, three lawsuits were filed in the United States District Court for the Northern District of Texas asserting claims under the Employee Retirement Income Security Act (ERISA) on behalf of a putative class of participants in and beneficiaries of various employee benefit plans of TXU Corp. These ERISA lawsuits have been consolidated, and a consolidated complaint was filed in February 2004 against TXU Corp., the directors of TXU Corp., Erle Nye, Peter B. Tinkham, Kirk R. Oliver, Biggs C. Porter, Diane J. Kubin, Barbara B. Curry and Richard Wistrand. On February 10, 2004, the plaintiffs filed their motion for and memorandum in support of class certification. Class certification discovery is ongoing and TXU Corp. and the individual defendants will oppose class certification. The plaintiffs seek to represent a class of participants in such employee benefit plans during the period between April 26, 2001 and October 11, 2002. TXU Corp. believes the claims are without merit and intends to vigorously defend the lawsuit.

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

      In October, November and December 2002 and January 2003, a number of lawsuits were filed in, removed to or transferred to the United States District Court for the Northern District of Texas against TXU Corp., and certain of its officers. These lawsuits have all been consolidated and lead plaintiffs have been appointed by the Court. On July 21, 2003, the lead plaintiffs filed an amended consolidated complaint naming Erle Nye, Michael J. McNally, V.J. Horgan and Brian N. Dickie and directors Derek C. Bonham, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret N. Maxey, J.E. Oesterreicher, Herbert H. Richardson and Charles R. Perry, as defendants. The named individual defendants are current or former officers and/or directors of TXU Corp. The plaintiffs seek to represent classes of certain purchasers of TXU Corp. common stock and equity-linked debt securities during a proposed class period from April 26, 2001 to October 11, 2002. No class or classes have been certified. The complaint alleges violations of the provisions of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 12 of the Securities Act of 1933, as amended (Securities Act), relating to alleged materially false and misleading statements, including statements in prospectuses related to the offering by TXU Corp. of its equity-linked debt securities and common stock in May and June 2002. On September 24, 2003, TXU Corp. and its officer and director defendants filed a motion to dismiss the plaintiffs' Amended Complaint. The plaintiffs have filed their response to the motion and the defendants have filed their reply brief, however, the court has not yet ruled on the motion to dismiss. TXU Corp. believes the claims are without merit and intends to vigorously defend this lawsuit.

      Other Contingencies --In October 2003, the former directors and officers of TXU Europe Limited and subsidiaries that are now in administration (collectively TXU Europe), who include current and former officers of TXU Corp. and subsidiary companies, received notices from certain creditors and the administrators of TXU Europe of various claims or potential claims relating to losses incurred by creditors, including claims for alleged omissions from a securities offering document and alleged breaches by directors of their English law duties as directors of these companies in failing to minimize the potential losses to the creditors of TXU Europe. Under the terms of the indemnification agreements and bylaw and charter provisions that provide for indemnification of corporate officers and directors, TXU Corp. or one of its subsidiaries will be obligated to indemnify these persons from these and similar claims, unless it is determined that the directors or corporate officer's acts were committed in bad faith, were the result of active and deliberate dishonesty or that the individual personally gained a financial profit to which he was not legally entitled. Similar claims have been asserted directly against TXU Corp., as well. TXU Corp. believes that these claims are without merit and intends to vigorously defend any such claims if they are ultimately asserted. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action.

      General -- In addition to the above, TXU Corp. and its subsidiaries are involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of each, should not have a material effect upon their financial position, results of operations or cash flows.

9.    RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

      Net pension and other postretirement benefit costs recognized during the three and six months ended June 30, 2004 and 2003 are comprised of the following:

                                                                         Three Months Ended   Six Months Ended
                                                                              June 30,            June 30,
                                                                          -----------------   ----------------
                                                                           2004       2003      2004     2003
                                                                           ----       ----      ----     ----
Components of Net Pension Costs:
  Service cost.......................................................      $ 13       $ 14      $ 25      $25
  Interest cost......................................................        34         37        64       69
  Expected return on assets..........................................       (36)       (41)      (66)     (77)
  Amortization of unrecognized prior service cost....................         1          1         2        3
  Amortization of net loss...........................................         4          1         8        2
  Curtailment loss...................................................         4         --         4       --
                                                                           ----       ----      ----      ---
    Net periodic pension cost........................................      $ 20       $ 12      $ 37      $22
                                                                           ====       ====      ====      ===
Components of Net Periodic Postretirement Benefit Costs:
  Service cost.......................................................      $  4       $  4      $  8      $ 9
  Interest cost......................................................        15         15        30       32
  Expected return on assets..........................................        (4)        (3)       (9)      (7)
  Amortization of unrecognized net transition asset..................        --          1         1        2
  Amortization of unrecognized prior service cost....................        --         --        (1)      --
  Amortization of net loss...........................................         7          7        14       15
  Curtailment gain...................................................        (1)        --        (1)      --
                                                                           ----       ----      ----      ---
    Net postretirement benefit cost..................................      $ 21       $ 24      $ 42      $51
                                                                           ====       ====      ====      ===

      The Capgemini outsourcing transaction (see Note 1) caused a curtailment of the retirement and postretirement benefit plans as of June 30, 2004, which combined with a change in discount rate and other assumptions, is expected to result in an annualized reduction in pension and other postretirement costs of approximately $36 million.

      At June 30, 2004, TXU Corp. estimates that its total contributions to the pension plans and other postretirement benefit plans for the remainder of 2004 will not be materially different than previously disclosed in the 2003 Form 10-K.

10.   SEGMENT INFORMATION

      TXU Corp.'s operations are aligned into two reportable segments: Energy and Electric Delivery. The segments are managed separately because they are strategic business units that offer different products or services. TXU Australia was previously reported as a separate segment.

      Energy - consists of the operations, which are principally in the competitive Texas market, involving power production (electricity generation), retail and wholesale energy sales and portfolio management, which includes hedging and risk management activities.

      Electric Delivery - consists of the operations that are regulated and involve the transmission and distribution of electricity in Texas.

      Corporate and Other - Remaining non-segment operations consisting primarily of discontinued operations, general corporate expenses, equity earnings or losses of unconsolidated affiliates and interest on debt at the TXU Corp. level.

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


                                                                       Three Months Ended    Six Months Ended
                                                                            June 30,             June 30,
                                                                        -----------------    -----------------
                                                                         2004       2003      2004       2003
                                                                        ------     ------    ------     ------
  Operating revenues:
      Energy............................................................ $2,115    $2,016     $4,072    $3,806
      Electric Delivery.................................................    518       486      1,041       992
      Corporate and other ..............................................     11         3         17         6
      Eliminations......................................................   (348)     (356)      (709)     (740)
                                                                         ------    ------     ------    ------
         Consolidated................................................... $2,296    $2,149     $4,421    $4,064

  Regulated revenues included in operating revenues:
      Energy ........................................................... $   --     $  --      $  --     $  --
      Electric Delivery.................................................    518       486      1,041       992
      Corporate and other...............................................     --        --         --        --
      Eliminations......................................................   (335)     (349)      (685)     (726)
                                                                         ------    ------     ------    ------
         Consolidated................................................... $  183     $ 137      $ 356     $ 266

  Affiliated revenues included in operating revenues:
      Energy ........................................................... $    7     $   7      $  14     $  14
      Electric Delivery.................................................    335       349        685       726
      Corporate and other...............................................      6        --         10        --
      Eliminations......................................................   (348)     (356)      (709)     (740)
                                                                         ------    ------     ------    ------
         Consolidated................................................... $   --     $  --      $  --     $  --
                                                                         ======    ======     ======    ======
  Income (loss) from continuing operations before cumulative effect of changes in accounting principles:
      Energy ........................................................... $ (19)    $ 154      $  99     $ 190
      Electric Delivery.................................................    47        52        113       113
      Corporate and other...............................................  (120)      (46)      (171)     (109)
                                                                         ------    ------     ------    ------
         Consolidated................................................... $ (92)    $ 160      $  41     $ 194
                                                                         ======    ======     ======    ======


11.   SUPPLEMENTARY FINANCIAL INFORMATION

      Regulated Versus Unregulated Operations --
                                                                       Three Months Ended    Six Months Ended
                                                                            June 30,             June 30,
                                                                         2004       2003      2004       2003
      Operating revenues:
         Regulated..................................................   $  518     $  486     $1,041    $  992
         Unregulated................................................    2,126      2,019      4,089     3,812
         Intercompany sales eliminations - regulated................     (335)      (349)      (685)     (726)
         Intercompany sales eliminations - unregulated .............      (13)        (7)       (24)      (14)
                                                                       ------     ------     ------    ------
               Total operating revenues.............................    2,296      2,149      4,421     4,064
       Costs and operating expenses:
         Cost of energy sold and delivery fees - regulated..........       --          3         --         8
         Cost of energy sold and delivery fees - unregulated*.......    1,013        933      1,920     1,769
         Operating costs - regulated................................      180        173        356       345
         Operating costs - unregulated..............................      199        163        363       343
         Depreciation and amortization - regulated..................       83         70        170       137
         Depreciation and amortization - unregulated................       95         97        199       215
         Selling, general and administrative expenses - regulated...       43         36         79        42
         Selling, general and administrative expenses - unregulated.      252        171        432       365
         Franchise and revenue-based taxes - regulated..............       58         60        117       120
         Franchise and revenue-based taxes - unregulated............       28         32         54        68
         Other income...............................................      (16)       (18)       (25)      (27)
         Other deductions...........................................      438          5        457        23
         Interest income............................................       (2)        (7)        (6)      (16)
         Interest expense and related charges.......................      174        201        358       403
                                                                       ------     ------     ------    ------
               Total costs and expenses.............................    2,545      1,919      4,474     3,795
                                                                       ------     ------     ------    ------
       Income (loss) from continuing operations before income
         taxes and cumulative effect of changes in accounting
         principles.................................................   $ (249)     $ 230      $ (53)    $ 269
                                                                       ======      =====      =====     =====

---------
       * Includes cost of fuel consumed of $242 million and $423 million for the three months ended June 30, 2004 and 2003, respectively, and $462 million and $837 million for the six months ended June 30, 2004 and 2003, respectively. The balance in each period represents energy purchased for resale and delivery fees.

      The operations of the Energy segment are included above as unregulated, as the Texas market is open to competition. However, retail pricing to residential customers in its historical service territory continues to be subject to transitional regulatory provisions.

      Other Income and Deductions --
                                                                       Three Months Ended    Six Months Ended
                                                                            June 30,             June 30,
                                                                       ------------------    -----------------
                                                                         2004       2003      2004       2003
                                                                        ------     ------    ------     ------
       Other income:
           Net gain on sale of businesses and other properties......     $  16     $  15      $  17     $  21
           Equity  portion  of  allowance  for  funds  used  during
             construction...........................................        --         1          1         2
           Other....................................................        --         2          7         4
                                                                         -----     -----      -----     -----
             Total other income.....................................     $  16     $  18      $  25     $  27

       Other deductions:
           Software write-off.......................................     $ 110     $  --      $ 110     $  --
           Litigation charge........................................       100        --        100        --
           Employee severance charges...............................        92        --        107        --
           Spare parts inventory writedown..........................        79        --         79        --
           Debt extinguishment losses...............................        43        --         43        --
           Equity in debt extinguishment losses of financing trusts.         6        --          6        --
           Equity in losses of telecommunications joint venture.....        --        --         --        17
           Transaction-related fees.................................         2                    4
           Expenses related to impaired construction projects.......         2         1          4         2
           Write-off of frequency licenses..........................        --         3         --         3
           Other....................................................         4         1          4         1
                                                                         -----     -----      -----     -----
             Total other deductions.................................     $ 438     $   5      $ 457     $  23
                                                                         =====     =====      =====     =====

      Interest Expense and Related Charges --
                                                                       Three Months Ended    Six Months Ended
                                                                            June 30,             June 30,
                                                                        -----------------    -----------------
                                                                         2004       2003      2004       2003
                                                                        ------     ------    ------     ------
Interest (a)......................................................       $  159     $  187    $  313     $  372
Distributions on exchangeable preferred membership interests of               5         --        22         --
Energy (a)........................................................
Interest on long-term debt held by subsidiary trust...............            4          8        13         15
Preferred stock dividends of subsidiaries.........................            1          2         1          5
Amortization of debt discounts, premiums and issuance cost........            7          7        14         17
Allowance for borrowed funds used during construction and                    (2)        (3)       (5)        (6)
                                                                          -----     ------    =-----     ------
capitalized interest..............................................
      Total interest expense and related charges..................       $  174     $  201    $  358     $  403
                                                                          =====     ======    ======     ======

  (a)Interest amounts for the three and six months ended June 30, 2003, include $17 million and $34 million, respectively, related to the exchangeable subordinated notes that were exchanged for exchangeable preferred membership interests in July 2003. Distributions on preferred membership interests in the 2004 periods include amounts through April 2004, when these securities were purchased by TXU Corp.

      Regulatory Assets and Liabilities --
                                                                                      June 30,     December 31,
                                                                                        2004           2003
                                                                                      --------     ------------
Regulatory Assets:
Generation-related regulatory assets recoverable by securitization bonds....           $1,669         $1,654
Securities reacquisition costs..............................................              122            121
Recoverable deferred income taxes-- net.....................................               99             96
Other regulatory assets.....................................................              107             95
                                                                                       ------         ------
    Total regulatory assets.................................................            1,997          1,966

Regulatory Liabilities:
Investment tax credits and protected excess deferred  taxes.................               84             88
Over collection of transition bond (securitization) revenues ...............                6              6
                                                                                       ------         ------
    Total regulatory liabilities............................................               90             94
                                                                                       ------         ------
       Net regulatory assets................................................           $1,907         $1,872
                                                                                       ======         ======

      Included in net regulatory assets are assets of $121 million at June 30, 2004 and December 31, 2003, that are earning a return. The regulatory assets, other than those subject to securitization, have a remaining recovery period of 15 to 47 years.

      Included in other regulatory assets as of June 30, 2004 was $37 million related to nuclear decommissioning liabilities.

      Restricted Cash -- At June 30, 2004, TXU Corp. had a $525 million investment in LOC Trust, accounted for as restricted cash, representing collateral to support a $500 million credit facility (see Note 4). The remaining restricted cash reported in investments on the balance sheet as of June 30, 2004 included $45 million held as collateral for letters of credit issued and $14 million principally related to payment of fees associated with the securitization bonds. At June 30, 2004, the TXU Electric Delivery Transition Bond Company LLC had $23 million of restricted cash, representing collections from customers that secure its securitization bonds and may be used only to service its debt and pay its expenses.

      Accounts Receivable -- At June 30, 2004 and December 31, 2003, accounts receivable of $1.2 billion and $1.1 billion are stated net of allowance for uncollectible accounts of $47 million and $56 million, respectively. During the six months ended June 30, 2004, bad debt expense was $47 million, account write-offs were $68 million and other activity increased the allowance for uncollectible accounts by $12 million. During the six months ended June 30, 2003, bad debt expense was $37 million, account write-offs were $36 million and other activity decreased the allowance for uncollectible accounts by $4 million. Allowances related to receivables sold are reported in other current liabilities and totaled $32 million and $42 million at June 30, 2004 and December 31, 2003, respectively.

      Accounts receivable included $443 million and $438 million of unbilled revenues at June 30, 2004 and December 31, 2003, respectively.

      Intangible Assets -- Intangible assets other than goodwill are comprised of the following:

                                                       As of June 30, 2004          As of December 31, 2003
                                                  -----------------------------  ----------------------------
                                                   Gross                           Gross
                                                  Carrying   Accumulated          Carrying  Accumulated
                                                   Amount    Amortization   Net   Amount   Amortization   Net
                                                  ---------  ------------   ---  --------- -------------  ---
Intangible assets subject to amortization
  included in property, plant and equipment:
   Capitalized software placed in service....       $ 535       $ 285     $ 250     $ 512      $ 248      $ 264
   Land easements............................         170          59       111       176         66        110
   Other.....................................          31          22         9        31         21         10
                                                    -----       -----     -----     -----      -----      -----
     Total...................................       $ 736       $ 366     $ 370     $ 719      $ 335      $ 384
                                                    =====       =====     =====     =====      =====      =====


      Aggregate TXU Corp. amortization expense for intangible assets for the six months ended June 30, 2004 and 2003 was $38 million and $36 million, respectively. At June 30, 2004, the weighted average useful lives of capitalized software, land easements and other were 6 years, 68 years and 40 years, respectively.

      During the second quarter of 2004, TXU Corp. wrote-off certain software projects, resulting in a charge of $110 million ($72 million after-tax). See
Note 1 for further discussion.

      Goodwill of $542 million reported in the consolidated balance sheet as of June 30, 2004, relates to Energy ($517 million) and Electric Delivery ($25 million). Assets held for sale reported in the consolidated balance sheet include goodwill of $890 million related to TXU Australia and $300 million related to TXU Gas. Goodwill was reduced by $16 million in the second quarter of 2004, reflecting an allocation of goodwill to the disposed TXU Fuel Company business.

      Commodity Contracts -- At June 30, 2004 and December 31, 2003, current and noncurrent commodity contract assets, arising largely from mark-to-market accounting, totaled $738 million and $657 million, respectively, and are stated net of applicable credit (collection) and performance reserves totaling $19 million and $18 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts. Current and non-current commodity contract liabilities totaled $651 million and $549 million at June 30, 2004 and December 31, 2003, respectively.

     Inventories by Major Category --

                                              June 30,     December 31,
                                                2004           2003
                                              --------     -------------
Materials and supplies.................        $  162         $  258
Fuel stock.............................            84             78
Gas stored underground.................            97             83
                                               ------         ------
     Total inventories.................        $  343         $  419

      As described in Note 1, Energy recorded a charge of $79 million ($51 million after-tax) to write down spare parts and equipment inventory.

      Property, Plant and Equipment -- As of June 30, 2004 and December 31, 2003, property, plant and equipment of $16.6 billion and $16.8 billion, respectively, is stated net of accumulated depreciation and amortization of $10.9 billion and $11.0 billion, respectively.

      As of June 30, 2004, substantially all of Electric Delivery's electric utility property, plant and equipment (with a net book value of $6.4 billion) was pledged as collateral for Electric Delivery's first mortgage bonds and senior secured notes.

      Derivatives and Hedges -- TXU Corp. experienced net hedge ineffectiveness of $5 million and $16 million, reported as a loss in revenues, for the three and six months ended June 30, 2004, respectively. For the three and six months ended June 30, 2003, no hedge ineffectiveness was reported in revenues. The loss relates primarily to hedges of anticipated power sales.

      The net effect of unrealized mark-to-market ineffectiveness accounting (versus settlement accounting), which includes the above amounts as well as the effect of reversing unrealized gains and losses recorded in previous periods to offset realized gains and losses in the current period, totaled $2 million and $16 million, respectively, in net losses for the three and six months ended June 30, 2004 and $9 and $15 million in net gains for the three and six months ended June 30, 2003.

      As of June 30, 2004, it is expected that $82 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. Of this amount, $59 million relates to commodities hedges and $23 million relates to financing-related hedges. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings and cash flows (which would otherwise exist) is mitigated through the use of cash flow hedges.

      Supplemental Cash Flow Information --

      The consolidation of Pinnacle in 2003 was a noncash activity.

      See Note 2 for the effects of adopting SFAS 143, which were noncash in nature.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



TXU Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Corp. and subsidiaries (TXU Corp.) as of June 30, 2004, and the related condensed statements of consolidated income and of comprehensive income for the three-month and six-month periods ended June 30, 2004 and 2003, and the condensed statements of consolidated cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of TXU Corp.'s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TXU Corp. as of December 31, 2003, and the related statements of consolidated income, comprehensive income, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report (which includes an explanatory paragraph related to the rescission of Emerging Issues Task Force Issue No. 98-10) dated March 11, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP


Dallas, Texas
August 5, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS BUSINESS

      TXU Corp. is a holding company that conducts its operations through US Holdings and TXU Gas. The TXU Gas business is held for sale. US Holdings is also a holding company that conducts its operations through Energy and Electric Delivery. Energy engages in power production (electricity generation), retail and wholesale sales of electricity and natural gas, and commodity hedging and risk management activities. Electric Delivery engages in regulated electricity transmission and distribution operations.

      TXU Corp. has two reportable segments: Energy and Electric Delivery. (See
Note 10 to Financial Statements for further information concerning reportable business segments.)

Changes in Business
-------------------

      Strategic Initiatives and Other Actions - As previously reported, on February 23, 2004, C. John Wilder was named president and chief executive of TXU Corp. Mr. Wilder was formerly executive vice president and chief financial officer of Entergy Corporation. Mr. Wilder has been reviewing the operations of TXU Corp. and has formulated certain strategic initiatives and continues to develop others. Areas being reviewed include:

      o Performance in competitive markets, including profitability in new markets;
      o  Cost structure, including organizational alignments and headcount;
      o Management of natural gas price risk and cost effectiveness of the generation fleet; and
      o  Non-core business activities.

      TXU Corp. anticipates performance improvements as a result of various strategic initiatives, including lower administrative support costs, more efficient and cost-effective utilization of generation-related assets and increased return on investments. As discussed immediately below, the effects of the implementation of the strategic initiatives as well as other actions taken to date have resulted in total charges of $428 million ($285 million after-tax) in the second quarter of 2004 and $445 million ($296 million after-tax) year-to-date, reported largely in other deductions, related to asset writedowns, employee severance, debt extinguishment losses and litigation. In addition, TXU Corp. has incurred consulting and professional fees related to the strategic initiatives totaling $23 million ($15 million after-tax) in the second quarter of 2004, reported in SG&A expenses, and nonrecurring contractual executive compensation expense of $38 million in the second quarter and $52 million year-to-date (both without tax benefit), also reported in SG&A expense. Finally, a $75 million income tax credit was recorded to recognize a portion of the tax benefit arising from the TXU Europe write-off.

      Charges recorded in the three-month and six-month periods ended June 30, 2004 and 2003 reported in other deductions are detailed in Note 11 to Financial Statements.

      The review of TXU Corp.'s operations and formulation of strategic initiatives is ongoing, and additional charges are expected. The phases of the plan resulting in the charges to date are anticipated to be largely completed within one year. Upon completion of each phase of the plan, TXU Corp. expects to fully describe the actions intended to improve the financial performance of its operations. Certain of the strategic initiatives described below, could result in additional material charges that TXU Corp. is currently unable to predict. In addition, other new strategic initiatives are likely to be under taken that could also materially affect TXU Corp.'s financial results.

       Capgemini Energy Agreement
       --------------------------

      On May 17, 2004, TXU Corp. entered into a services agreement with a subsidiary of Cap Gemini North America Inc., Capgemini Energy LP (Capgemini), a new company initially providing business process support services to TXU Corp., but immediately implementing a plan to offer similar services to other utility companies. Under the ten-year agreement, over 2,500 employees transferred from subsidiaries of TXU Corp. to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee include information technology, customer call center, billing, human resources, supply chain and certain accounting activities. TXU Corp. expects that the Capgemini arrangement will result in lower costs and improved service levels.

      TXU Corp. received a 2.9% limited partnership interest in Capgemini in exchange for the asset license described below. TXU Corp. has the right to sell all its interest in the partnership to Cap Gemini America Inc. for $200 million, plus TXU Corp.'s share of Capgemini's undistributed earnings, upon expiration of the agreement, or earlier upon the occurrence of certain unexpected events. Cap Gemini North America Inc. has the right to purchase TXU Corp.'s 2.9% limited partnership interest in Capgemini under the same terms and conditions. The partnership interest has been recorded at an initial value of $2.9 million.

      Also as part of the agreements, TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former TXU Corp. employees terminated within 18 months of their transfer to Capgemini. Accordingly, TXU Corp. recorded a $40 million ($26 million after-tax) charge for severance expense in the second quarter of 2004, which represents a reasonable estimate of the indemnity and is reported in other deductions. In addition, TXU Corp. committed to pay up to $25 million for costs associated with transitioning the outsourced activities to Capgemini. The transition costs are expected to be recorded by TXU Corp. during the remainder of 2004.

      As part of the agreements, TXU Corp. provided Capgemini a royalty-free right, under an asset license arrangement, to use TXU Corp.'s information technology assets, consisting primarily of capitalized software. A portion of the software was in development and had not yet been placed in service by TXU Corp. As a result of outsourcing its information technology activities, TXU Corp. no longer intends to develop the majority of these projects and from TXU's perspective the software is abandoned. The agreements with Capgemini do not require that any software in development be completed and placed in service. Consequently, the previously capitalized balance for these software projects was written off in the second quarter of 2004, resulting in a charge of $110 million ($72 million after-tax), reported in other deductions. The ten-year term of the asset license agreement establishes the useful life of the remaining assets, totaling $255 million, and depreciation and amortization for the assets were revised accordingly as of the contribution date.

      Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the service agreements, as well as the payment of $200 million in connection with TXU Corp.'s right to sell its partnership interest to Cap Gemini North America, Inc. upon expiration of the arrangement.

      The transfer of employees to Capgemini triggered a curtailment with respect to TXU Corp.'s pension and other post-employment benefit plans. In the second quarter of 2004, TXU Corp. recorded a net pre-tax curtailment charge of $3 million, reported in other deductions, related to these plans. The curtailment required a remeasurement of liabilities under the plans as of the employee transfer date. The estimated effect of the employee transfers, combined with changes in the discount rate and other assumptions, is a reduction in pension and other postretirement expenses of approximately $36 million on an annualized basis effective July 1, 2004.

      On July 1, 2004, TXU Corp. loaned Capgemini $25 million for working capital purposes pursuant to a promissory note that bears interest at a market-based annual rate of 4% and matures on July 1, 2019.

       Sale of TXU Australia
       ---------------------

      On July 30, 2004, TXU Corp. completed the sale of TXU Australia to Singapore Power Ltd. for $3.6 billion, including $1.7 billion of assumed debt and $1.9 billion in cash. The cash proceeds were used to repay short-term borrowings. The intent to sell the business had been previously disclosed. The pre-tax gain related to the sale is approximately $375 million. The transaction was cleared by the Australian Competition and Consumer Commission on July 20, 2004. The results of TXU Australia are reported as discontinued operations as discussed in Note 3.

      Sale of TXU Fuel Company
      ------------------------

      On June 2, 2004, TXU Corp. completed the sale of the assets of TXU Fuel Company, the gas transportation subsidiary of Energy, to Energy Transfer Partners, L.P. for $500 million in cash. The cash proceeds were used to repay short-term borrowings. The intent to sell the business had been previously disclosed. The assets of TXU Fuel Company consisted of approximately 1,900 miles of intrastate pipeline and a total system capacity of 1.3 Bcf/day. As part of the transaction, Energy entered into a market-price based transportation agreement with the new owner to transport gas to Energy's generation plants. Because of the continuing involvement in the business through the transportation agreement, the pre-tax gain related to the sale of $377 million will be recognized over the eight-year life of the transportation agreement, and the business has not been accounted for as a discontinued operation. The pre-tax gain is net of $16 million of Energy goodwill allocated to TXU Fuel Company.

      Sale of TXU Gas
      ---------------

      On June 17, 2004, TXU Corp. announced that TXU Gas signed a definitive agreement with Atmos Energy Corporation (Atmos) pursuant to which Atmos will acquire the operations of TXU Gas for $1.925 billion in cash. The intent to sell the business had been previously disclosed. The transaction is expected to close by the end of the year, subject to the satisfaction of customary closing conditions and Atmos obtaining limited state regulatory approvals. TXU Gas expects to use a portion of the proceeds to redeem all of its outstanding preferred stock and to redeem or defease all of its outstanding debt securities, the combined total of which was $505 million at June 30, 2004. The results of TXU Gas are reported as discontinued operations as discussed in Note 3.

      Recognition of Income Tax Benefits
      -----------------------------------

      On its US federal income tax return for calendar year 2002, TXU Corp. claimed an ordinary loss deduction related to the worthlessness of TXU Corp.'s investment in TXU Europe, the tax benefit of which is estimated to be $983 million (assuming the deduction is sustained on audit). Due to a number of uncertainties regarding the proper tax treatment of the worthlessness loss, no portion of the tax benefit related to TXU Corp.'s 2002 write-off of its investment in TXU Europe was recognized in income in prior periods. As discussed immediately below, $711 million of the tax benefit was recognized in the second quarter of 2004.

      In June 2004, the IRS issued a preliminary notice of proposed adjustment proposing to disallow the 2002 worthlessness deduction and treat the worthlessness as a capital loss (deductible only against capital gains). Accordingly, in the second quarter of 2004, TXU Corp. recorded a tax benefit in income of $711 million related to the utilization of a portion of the TXU Europe worthlessness deduction. The tax benefit recognized reflects utilization of the capital loss deduction against capital gains reported for 2002 and the 1999-2001 carryback periods and the capital gains on the 2004 sales of the TXU Australia, TXU Fuel Company and telecommunications businesses. The benefit recognized also included $213 million for certain items related to TXU Europe expected to be sustained as ordinary deductions as a result of the preliminary notice.

      Benefits arising from the resolution of uncertainty regarding utilization of deductions in the year of the TXU Europe write-off or in a prior year are reported in discontinued operations. Benefits arising from resolution of uncertainty regarding utilization of deductions in subsequent years are classified in the same manner as the source of the income resulting in the recognition of the benefits. Accordingly, of the total $711 million benefit, $75 million was reported in continuing operations as this amount relates to the capital gain arising from the sale of TXU Fuel Company, the historical operations of which have been classified as continuing operations. Additional tax benefits may be recognized in future periods to the extent capital gains are realized.

      See Note 8 to Financial Statements for discussion of income tax contingencies related to TXU Europe and other matters.

      Generation Facility Closures and Inventory Write-Down
      -----------------------------------------------------
      In March 2004, Energy announced the planned permanent retirement, completed in the second quarter of 2004, of eight gas-fired operating units due to electric industry market conditions in Texas. Energy will also temporarily close four other gas-fired units and place them under evaluation for retirement. The 12 units represent a total of 1,471 MW, or more than 13%, of Energy's gas-fired generation capacity in Texas. A majority of the 12 units were designated as "peaking units" and operated only during the summer for many years and have operated only sparingly during the last two years. Most of the units were built in the 1950's. Energy also determined that it will close its Winfield North Monticello lignite mine in Texas later this year as it is no longer economical to operate. The mine closure will result in the need to purchase coal to fuel the adjacent generation facility. A total charge of $8 million ($5 million after-tax) was recorded in the first quarter of 2004, reported in other deductions, for production employee severance costs ($7 million) and impairments related to the various facility closures ($1 million). Should final decisions be reached, additional charges of approximately $68 million ($44 million after-tax) would be incurred during the remainder of 2004 associated with future generation-related facility closures.

      As part of Energy's review of its generation asset portfolio, during the second quarter of 2004, Energy completed a review of its spare parts and equipment inventory to determine the appropriate level of such inventory. The review included nuclear, coal and gas-fired generation-related facilities. As a result of this review, Energy recorded a charge of $79 million ($51 million after-tax), reported in other deductions, to reflect excess inventory on hand and to write down carrying values to scrap values.

       Impairment of New Jersey Generation Facility
       --------------------------------------------

      In the second quarter of 2004, management initiated a plan to sell the Pedricktown, New Jersey 122 MW power production facility and exit the related power supply and gas transportation agreements. Accordingly, TXU Corp. recorded an impairment charge of $26 million ($17 million after-tax) to write the facility down to estimated fair market value. The results of the business are reported in discontinued operations, as discussed in Note 3.

      Organizational Realignment and Headcount Reductions
      ----------------------------------------------------

      TXU Corp. intends to realign its operations along three core business segments consisting of:

      o  Electric Delivery - the regulated electric delivery business;
      o  Power - the electric power production business; and
      o  Energy - the retail energy business.

      Processes are currently being developed to report operating results of the Power and Energy business segments, taking into consideration the effects of the expected formation of the energy marketing and trading joint venture. (Operating results of the Electric Delivery segment and the current combined Energy segment are provided in this report.) Results are expected to be reported under the new segment alignment no later than the first quarter of 2005.

      During the second quarter of 2004, management completed a comprehensive organizational review, including an analysis of staffing requirements. As a result, TXU Corp. completed a self-nomination severance program and finalized a plan for additional headcount reductions under an involuntary severance program. Accordingly, in the second quarter of 2004, TXU Corp. recorded severance charges totaling $53 million ($34 million after-tax), reported in other deductions.

      Investment in New Trading Entity
      --------------------------------

      Energy and Credit Suisse First Boston (USA), Inc. have entered into a memorandum of understanding to establish a 50/50 investment in an entity that would become the exclusive energy marketing and trading vehicle for both parties in North America. The new entity will market and trade power, natural gas and other energy-related commodities in North America. The new entity is expected to begin operations in late 2004.

      Strategic Review of Nuclear Assets
      ----------------------------------

      TXU Corp. announced its intent to undertake a strategic review of its nuclear assets, comprised of two electricity generating units at Comanche Peak, each with a capacity of 1,150 MW. The objectives of this strategic review are to evaluate potential means to reduce the cost risk of outages of these low marginal cost facilities and improve the long-term availability and certainty of electricity supply for Energy's customers.

      Debt and Capital Management Program
      -----------------------------------

      With the cash proceeds from the sales of businesses and assets discussed above and cash provided by operating activities, TXU Corp. has increased value and reduced risks through an ongoing comprehensive liability management initiative. Under this initiative, TXU Corp. expects to repurchase over $4 billion of debt and equity securities in 2004, and an additional $800 million to $900 million of debt and equity securities in 2005.

      In April 2004, TXU Corp. repurchased Energy's exchangeable preferred membership interests with a liquidation amount of $750 million for $1.85 billion (including transaction costs). The excess of the purchase price over the carrying value of the securities, net of $384 million in income tax benefits recorded as a deferred tax asset, was recorded as a charge to additional paid-in capital in the amount of $849 million. The carrying value of the securities was $617 million, which is the liquidation amount of $750 million net of $102 million in unamortized discount and $31 million in unamortized debt issuance costs, both recorded at the time of issuance of the securities in November 2002. The charge to additional paid-in capital is accounted for in a manner similar to TXU Corp.'s preference share dividends, resulting in a reduction in net income available to common shareholders.

      In the second quarter of 2004, TXU Corp. repurchased $427 million carrying amount of equity-linked debt securities for $404 million. The repurchase was in connection with a settlement of related litigation and resulted in total charges of $34 million ($28 million after-tax), reported in other deductions, essentially representing the premium for the debt component of the securities and an additional repurchase premium. The repurchase also resulted in a credit to additional paid-in capital of $57 million, which represented the holder's out-of-the-money fair market value of the related equity purchase contracts. An additional credit to additional paid-in capital of $18 million was recorded to reverse the remaining liability for future contract adjustment payments to holders of the securities. At the time of issuance of the securities, TXU Corp. had recorded a liability for the present value of the contract adjustment payments with an offsetting reduction to common stock equity.

      On June 30, 2004, TXU Corp. repurchased 20 million shares of its outstanding common stock through an accelerated share repurchase agreement at an initial price of $39.86 per share. The 20 million shares repurchased under the program are subject to a future contingent purchase price adjustment based on the volume-weighted average price during the actual repurchase period by the broker-dealer that executed the repurchase transaction. These share repurchases could offset the effect of shares potentially issuable under equity-linked debt securities at a later date.

      Also in the second quarter of 2004, TXU Corp. repurchased at par $237 million principal amount of 7.25% notes held by subsidiary trusts and $118 million principal amount of 6.375% senior notes for $125 million. These transactions resulted in losses on retirement of debt totaling $15 million ($10 million after-tax), reported in other deductions.

      TXU Corp. also repurchased approximately $179 million of its equity securities in open market purchases during the second quarter of 2004 and $193 million year-to-date. Shares purchased on the open market totaled 4.9 million in the second quarter of 2004 and 5.4 million year-to-date.

      See Notes 4, 5, and 6 to Financial Statements for further detail of debt issuances and retirements, financing arrangements, debt held by unconsolidated subsidiary trusts and capitalization.

      Litigation Accrual
      ------------------

      During the second quarter of 2004, management assessed the progress and status of matters in litigation as described in Note 8 to Financial Statements and recorded an accrual of $100 million ($65 million after-tax), reported in other deductions, for the expected resolution of certain cases.

      Consolidation of Real Estate
      ----------------------------

      Currently, TXU Corp. owns or leases more than 1.7 million square feet in various management and support office locations, far more than its anticipated needs, which are approximately 20% of that total. TXU Corp. is exploring alternatives to reduce current office space and consolidate into a location that will enable better employee communication and collaboration and cost effectiveness. Implementation of these initiatives is expected to result in charges in the second half of 2004, but the amounts are not yet estimable.

       Capital Allocation Strategy
       ---------------------------

      TXU Corp. intends to utilize cash provided by operating activities in accordance with the following priorities:

      o First, investments to preserve and enhance the quality of customer service and production and delivery reliability;
      o Second, reinvestments in its businesses, applying stringent expectations for cash payback timelines and minimum return on investment; and
      o Third, to reduce debt and other liabilities, with the objective of strengthening the balance sheet and increasing financial flexibility.

      Upon reaching an appropriate level of balance sheet strength and financial flexibility, management expects to recommend that the Board of Directors reevaluate the current common stock dividend policy. At that time, management expects it would recommend targeting annual common stock dividends equal to a payout of 100% of the earnings of Electric Delivery. Of TXU Corp.'s free cash flow (cash provided by operating activities less capital expenditures), management would expect to return approximately 80% to shareholders in the form of distributions or repurchases and retain approximately 20% for long-term growth initiatives. Assuming the execution of the business initiatives and transactions described above, and depending on market trends in commodity prices, management expects that the capital allocation program will enable management to recommend an increase of the TXU Corp. common stock dividend in 2006. In addition to management's recommendation, the Board of Directors may consider other relevant factors in determining if and when to make a change in dividend policy.

      Initiatives to Improve System Reliability and Performance
      ---------------------------------------------------------

      TXU Corp. is undertaking a number of initiatives to improve customer service, electric delivery and production reliability, and operational performance. These initiatives include:

      o Investment for vegetation management across the electricity distribution network, estimated at $45 million over the next three years, an increase of 70% over the last three years;
      o Investment in key electricity transmission projects to further improve reliability and reduce congestion, estimated on average to be $80 million annually over the next three years, a 35% increase over the 2003 investment level;
      o Investment of an additional $275 million over the next three years to improve reliability of coal and nuclear production assets, a 45%
           increase in annual spending over the 2003 investment level; and
      o    Replacement of four steam generators in one of the two units of the
           Comanche Peak nuclear plant in order to maintain the operating efficiency of the unit. Estimated capital requirements for this project are $175 million to $225 million, to be spent largely over the next three years.

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

TXU Corp. Consolidated
----------------------

Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003
-----------------------------------------------------------------------------

      Reference is made to the consolidated income statements presented in the financial statements and the comparisons of results by business segment following the discussion of consolidated results immediately below. The business segment comparisons provide additional detail and quantification of items affecting financial results.

      TXU Corp.'s operating revenues increased $147 million, or 7%, to $2.3 billion in 2004. Operating revenues rose $99 million, or 5%, to $2.1 billion in the Energy segment driven by higher wholesale volumes and pricing. Retail electricity revenues declined as the effect of lower volumes due to competitive activity and milder weather was only partially offset by higher pricing. Operating revenues in the Electric Delivery segment rose $32 million, or 7%, to $518 million driven by higher transmission and distribution fees (tariffs). Consolidated revenue growth also reflected an $8 million reduction in the intercompany sales elimination, primarily reflecting lower sales by Electric Delivery to Energy as sales to nonaffiliated REPs increased.

Gross Margin

                                                                          Three Months Ended June 30,
                                                                 --------------------------------------------
                                                                              % of                      % of
                                                                  2004       Revenue       2003        Revenue
                                                                 -------     -------     --------      -------
Operating revenues.....................................          $ 2,296        100%      $ 2,149        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            1,013         44%          936         44%
     Operating costs...................................              379         17%          336         15%
     Depreciation and amortization related to operating
         assets........................................              167          7%          151          7%
                                                                 -------        ---       -------         ---
Gross margin...........................................          $   737         32%      $   726         34%
                                                                 =======        ===       =======         ===

      Gross margin is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the variable and fixed costs of energy sold, whether generated or purchased, as well as the costs to deliver energy.

      Gross margin increased $11 million, or 2%, to $737 million in 2004, driven by Electric Delivery segment's higher operating revenues. The Electric Delivery segment's gross margin increased $10 million, or 4%, to $255 million reflecting higher tariffs, partially offset by higher operating costs. The Energy segment's gross margin was flat as higher sales pricing, which was partially offset by lower results from hedging and risk management activities, and more effective management of gas-fired generation versus purchased power supply sourcing approximated the unfavorable effects of a volume mix shift from higher-margin retail sales to wholesale sales, higher delivery fees, increased operating expenses and milder weather.

      Operating costs increased $43 million, or 13%, to $379 million in 2004 reflecting $23 million in incremental costs primarily associated with Energy's planned outage for refueling at the nuclear generation facility. Increases in various other cost categories were individually not significant.

      Depreciation and amortization included in gross margin, which relates to assets directly used in the generation and delivery of power, rose $16 million, or 11%, to $167 million in 2004. This increase reflected regulatory asset amortization in 2004 of $14 million associated with Electric Delivery securitization bonds issued in August 2003, normal additions and replacements of equipment and increased coal mining-related activities, partially offset by a $12 million impact of lower depreciation related to Energy's generation fleet, due primarily to extensions of estimated depreciable lives to better reflect useful lives. (See Note 1 to Financial Statements.)

      Depreciation and amortization not included in gross margin totaled $11 million and $16 million for the three months ended June 30, 2004 and 2003, respectively. This decline reflected a decrease in software amortization due to extending the useful lives of assets licensed to Capgemini in connection with the outsourcing transaction.

      SG&A expense increased $88 million, or 43%, to $295 million in 2004. The increase reflected $38 million in compensation earned by Mr. Wilder under his employment agreement and approximately $17 million in higher deferred incentive compensation expense, both due to the increase in the price of TXU Corp. common stock, $20 million related to consulting and professional fees in conjunction with the formulation and execution of strategic initiatives and $11 million in staffing and other costs to improve customer call center service levels.

      Other deductions increased $433 million to $438 million in 2004. The 2004 amount reflects the initiatives discussed above under "Strategic Initiatives and Other Actions," and includes $189 million in asset writedowns, $100 million in accruals for the anticipated resolution of outstanding litigation, $92 million in charges for employee severance and $49 million in losses on retirement of debt, primarily related to the equity-linked securities.

      Interest expense and related charges decreased $27 million, or 13%, to $174 million in 2004, reflecting a $44 million decrease due to lower average interest rates, partially offset by a $16 million increase due to higher average borrowings.

      The effective income tax rate on results from continuing operations before extraordinary items was 63.1% on a loss in 2004 and 30.4% on income in 2003. The increase was driven by several factors, including the $75 million tax benefit arising from the utilization of the TXU Europe capital loss carryforward against the gain from the sale of TXU Fuel Company and the ongoing benefits of lignite depletion and investment tax credit amortization, partially offset by the non-deductibility of certain executive compensation and the limited deductibility of expenses recorded in connection with the repurchase of equity-linked securities.

      Results from continuing operations before extraordinary gain decreased $252 million to a $92 million loss in 2004 (an after-tax measure). This performance reflected a decrease of $173 million in the Energy segment driven by $187 million of asset write-downs ($122 million after-tax) and $70 million of severance costs ($48 million after-tax) reported in other deductions as discussed above. Earnings in the Electric Delivery segment decreased $5 million, or 10%, to $47 million due to $19 million of primarily severance-related other deductions ($13 million after-tax) and higher SG&A expenses, partially offset by higher gross margin. Corporate and other expenses increased $74 million, primarily reflecting the following:

      o  litigation accrual of $65 million after-tax
      o  debt retirement expenses of $39 million after-tax
      o non-recurring executive compensation expenses of $38 million pre and after-tax
      o  consulting fees of $12 million after-tax
      o higher deferred incentive compensation expense of $5 million after-tax due to a higher TXU Corp. stock price partially offset by:

      o recognition of a $75 million tax benefit related to the TXU Fuel Company capital gain
      o interest income of $8 million after-tax on Energy's exchangeable preferred membership interests acquired by TXU Corp.

      Net pension and postretirement benefit costs reduced results from continuing operations by $19 million in 2004 and $18 million in 2003.

      Results from discontinued operations totaled income of $330 million in 2004 and a loss of $49 million in 2003. Losses of the discontinued TXU Gas business totaled $158 million in 2004 and $13 million in 2003. TXU Gas' results in 2004 include after-tax charges of $151 million related to regulatory disallowances arising from the system-wide distribution rate case, goodwill impairment and increased income tax reserves. Results of the discontinued TXU

Australia business totaled a loss of $118 million in 2004 and income of $31 million in 2003. TXU Australia's results in 2004 include a deferred tax charge of $117 million related to the sale of the business. Discontinued operations results in 2004 also included a deferred tax credit of $636 million to recognize a portion of the deferred tax asset arising from the 2002 write-off of the investment in TXU Europe. Finally, discontinued operations results in 2004 include a $17 million after-tax impairment charge arising from a June 2004 decision to sell the Pedricktown, New Jersey generation facility and discontinue related operations, and a $6 million after-tax charge to settle a contract dispute related to the strategic retail services business. Additional discussion of the above items and a detailed analysis of discontinued operations results are presented in Note 3 to Financial Statements.

      An extraordinary gain of $16 million (net of tax of $9 million) in 2004 represents an increase in the carrying value of Electric Delivery's regulatory asset subject to securitization. The second and final tranche of the securitization bonds was issued in June 2004. The increase in the related regulatory asset is due to the effect of higher interest rates on the bonds and therefore increased amounts to be recovered from REPs through delivery fee surcharges to service the bonds.

      Results per share of common stock were a net loss of $1.87 (basic and diluted) in 2004 compared to net income of $0.31 (diluted) in 2003. Results in 2004 were unfavorably impacted by a $2.65 per share effect from TXU Corp.'s repurchase of Energy's exchangeable preferred membership interests in April 2004. The amounts paid in excess of the carrying value of the instruments, net of an associated income tax benefit, totaled $849 million. This premium was charged to additional paid-in capital and treated in a manner similar to preference share dividends in computing earnings per share.

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003
-------------------------------------------------------------------------

      TXU Corp.'s operating revenues increased $357 million, or 9%, to $4.4 billion in 2004. Operating revenues rose $266 million, or 7%, to $4.1 billion in the Energy segment reflecting higher wholesale volumes and pricing. Retail electricity revenues declined as the effect of lower volumes due to competitive activity and milder weather was only partially offset by higher pricing. Operating revenues in the Electric Delivery segment increased by $49 million, or 5%, to $1.0 billion driven by higher transmission and distribution fees (tariffs). Consolidated revenue growth also reflected a $31 million reduction in the intercompany sales elimination, primarily reflecting lower sales by Electric Delivery to Energy as sales to nonaffiliated REPs increased.

Gross Margin

                                                                           Six Months Ended June 30,
                                                                 ---------------------------------------------
                                                                             % of                       % of
                                                                  2004       Revenue       2003        Revenue
                                                                 -------     -------     --------      -------
Operating revenues.....................................          $ 4,421        100%      $ 4,064        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            1,920         43%        1,777         44%
     Operating costs...................................              719         16%          688         17%
     Depreciation and amortization related to operating
         assets........................................              333          8%          319          8%
                                                                 -------        ---       -------         ---
Gross margin...........................................          $ 1,449         33%      $ 1,280         31%
                                                                 =======        ===       =======         ===

      Gross margin increased $169 million, or 13%, to $1.4 billion in 2004. The Energy segment's gross margin increased $160 million, or 21%, to $939 million reflecting the favorable effects of higher sales pricing, which was partially offset by the effect of lower results from hedging and risk management activities, more effective management of gas-fired generation versus purchased power supply sourcing, as well as increased coal-fired production, partially offset by the unfavorable effect of a volume mix shift from higher-margin retail sales to wholesale sales. The Electric Delivery segment's gross margin increased $7 million, or 1%, to $518 million reflecting higher operating revenue.

      Operating costs increased $31 million, or 5%, to $719 million in 2004, driven by $22 million in incremental costs primarily associated with a planned outage for refueling at the nuclear generation facility.

      Depreciation and amortization included in gross margin, which relates to assets directly used in the generation and delivery of power, rose $14 million, or 4%, to $333 million in 2004. This increase reflected regulatory asset amortization in 2004 of $28 million associated with Electric Delivery securitization bonds issued in August 2003, normal additions and replacements of equipment and the effect of higher asset retirement obligations due to new mining activity. These increases were partially offset by a $34 million impact of lower depreciation related to Energy's generation fleet, due primarily to extensions of estimated depreciable lives to better reflect useful lives. (See
Note 1 to Financial Statements.)

      Depreciation and amortization not included in gross margin totaled $36 million and $33 million for the six months ended June 30, 2004 and 2003, respectively. Capitalized software amortization represents a significant component of these amounts.

      SG&A expense increased $104 million, or 26%, to $511 million in 2004. The increase reflected $38 million in compensation earned by Mr. Wilder under his employment agreement and approximately $30 million in higher deferred incentive compensation expense, both due to the increase in the price of TXU Corp. common stock, $20 million related to consulting and professional fees in conjunction with the formulation and execution of strategic initiatives, $14 million in compensation expense in the first quarter of 2004 under Mr. Wilder's employment agreement, $11 million in bad debt expense and $11 million in staffing and other costs to improve customer call center service levels.

      Other deductions increased $434 million to $457 million in 2004. The 2004 amount reflects the initiatives discussed above under "Strategic Initiatives and Other Actions" and includes $189 million in asset writedowns, $100 million in accruals for the anticipated resolution of outstanding litigation, $108 million in charges for employee severance and $49 million in losses on retirement of debt, primarily related to the equity-linked securities. The 2003 period includes $16 million of equity losses of Pinnacle prior to its consolidation in March 2003.

      Interest expense and related charges decreased $45 million, or 11%, to $358 million in 2004, primarily reflecting a $40 million decrease due to lower average interest rate and a $4 million decrease due to lower average borrowings.

      The effective income tax rate on results from continuing operations before extraordinary items was 177.4% on a loss in 2004 and 27.9% on income in 2003. The increase was driven by several factors, including the $75 million tax benefit arising from the utilization of the TXU Europe capital loss carryforward against the gain from the sale of TXU Fuel Company and the ongoing benefits of lignite depletion and investment tax credit amortization, partially offset by the non-deductibility of certain executive compensation and the limited deductibility of expenses recorded in connection with the repurchase of equity-linked securities.

      Income from continuing operations before extraordinary gain and cumulative effect of changes in accounting principles decreased $153 million to $41 million in 2004 (an after-tax measure). This performance reflected a decrease of $91 million in the Energy segment. Results in the Energy segment reflected $187 million of asset write-offs ($122 million after-tax) and $86 million of severance costs ($59 million after-tax) reported in other deductions as discussed above and higher SG&A expenses, partially offset by higher gross margin. Earnings in the Electric Delivery segment remained flat, as $19 million of primarily severance-related other deductions ($13 million after-tax) and higher SG&A expenses were offset by lower interest expense and higher gross margin. Corporate and other expenses increased $62 million, primarily reflecting:

      o  litigation accrual of $65 million after-tax
      o non-recurring executive compensation expenses of $52 million pre and after-tax
      o  debt retirement expenses of $39 million after-tax
      o  consulting fees of $12 million after-tax

      partially offset by:

      o recognition of a $75 million tax benefit related to the TXU Fuel Company capital gain
      o the effect of $11 million after-tax in equity losses in 2003 related to the telecommunications business, then a joint venture

      o lower net external and affiliate interest expense (net of interest income) of $11 million after-tax due to financing-related activity.
      o interest income of $8 million after-tax on Energy's exchangeable preferred membership interests acquired by TXU Corp.

       Net pension and postretirement benefit costs reduced income from continuing operations by $41 million in 2004 and $39 million in 2003.

      Income from discontinued operations totaled $380 million in 2004 and $20 million in 2003. Results of the discontinued TXU Gas business totaled a loss of $120 million in 2004 and income of $39 million in 2003. TXU Gas' results in 2004 include after-tax charges of $151 million related to regulatory disallowances arising from the system-wide distribution rate case, goodwill impairment and increased income tax reserves. Results of the discontinued TXU Australia business totaled a loss of $86 million in 2004 and income of $62 million in 2003. TXU Australia's results in 2004 include a deferred tax charge of $117 million related to the sale of the business. Discontinued operations results in 2004 also included a deferred tax credit of $636 million to recognize a portion of the deferred tax asset arising from the 2002 write-off of the investment in TXU Europe. Finally, discontinued operations results in 2004 include a $17 million after-tax impairment charge arising from a June 2004 decision to sell the Pedricktown, New Jersey generation facility and discontinue related operations, and a $6 million after-tax charge to settle a contract dispute related to the strategic retail services business. Additional discussion of the above items and a detailed analysis of discontinued operations results are presented in Note 3 to Financial Statements.

      An extraordinary gain of $16 million (net of tax of $9 million) in 2004 represents an increase in the carrying value of Electric Delivery's regulatory asset subject to securitization. The second and final tranche of the securitization bonds was issued in June 2004. The increase in the related regulatory asset is due to the effect of higher interest rates on the bonds and therefore increased amounts to be recovered from REPs through delivery fee surcharges to service the bonds.

      A cumulative effect of changes in accounting principles, representing an after-tax charge of $58 million in 2003, reflects the impact on commodity contract mark-to-market accounting from rescission of EITF 98-10 and the recording of asset retirement obligations under SFAS 143. (See Note 2 to Financial Statements.)

      Results per share of common stock were a net loss of $1.32 (basic and diluted) in 2004 compared to net income of $0.45 (diluted) in 2003. Results in 2004 were unfavorably impacted by a $2.64 per share effect from TXU Corp.'s repurchase of Energy's exchangeable preferred membership interests in April 2004. The amounts paid in excess of the carrying value of the instruments, net of an associated income tax benefit, totaled $849 million. This premium was charged to additional paid-in capital and treated in a manner similar to preference share dividends in computing earnings per share.

Commodity Contracts and Mark-to-Market Activities
-------------------------------------------------

      The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2004 (excluding the discontinued TXU Australia business). The net change in these assets and liabilities, excluding "other activity" as described below, represents the net effect of recording unrealized gains/(losses) under mark-to-market accounting, versus settlement accounting, for positions in the commodity contract portfolio. These positions consist largely of economic hedge transactions, with speculative trading representing a small fraction of the activity.



                                                                                                 Six Months
                                                                                                    Ended
                                                                                               ---------------
                                                                                                June 30, 2004
                                                                                               ---------------

     Balance of net commodity contract assets at beginning of period...............                  $ 108

     Settlements of positions included in the opening balance (1)..................                    (39)

     Unrealized mark-to-market valuations of positions held at end of period (2)...                     25

     Other activity (3)............................................................                     (7)
                                                                                                     -----
     Balance of net commodity contract assets at end of period.....................                  $  87
                                                                                                     =====

     __________________________

         (1) Represents unrealized mark-to-market valuations of these positions recognized in earnings as of the beginning of the period.
         (2) There were no significant changes in fair value attributable to changes in valuation techniques.
         (3) Includes initial values of positions involving the receipt or payment of cash or other consideration, such as option premiums and the amortization of such values. These activities have no effect on unrealized mark-to-market valuations.

      In addition to the net effect of recording unrealized mark-to-market gains and losses that are reflected in changes in commodity contract assets and liabilities, similar effects arise in the recording of unrealized ineffectiveness mark-to-market gains and losses associated with commodity-related cash flow hedges, which are reflected in changes in cash flow hedge and other derivative assets and liabilities. The total net effect of recording unrealized gains and losses under mark-to-market accounting, versus settlement accounting, is summarized as follows:

                                                                                              Six Months
                                                                                             Ended June 30,
                                                                                         -------------------
                                                                                           2004         2003
                                                                                          ------       ------
Unrealized gains/(losses) related to commodity contract portfolio................         $  (14)      $   33

Ineffectiveness gains/(losses) related to cash flow hedges.......................            (17)          14
                                                                                          ------       ------

Total unrealized gains/(losses)..................................................         $  (31)      $   47
                                                                                          ======       ======

      These amounts are included in the "hedging and risk management activities" component of revenues.

      Maturity Table -- Of the net commodity contract asset balance above at June 30, 2004, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years' earnings is $107 million. The offsetting net liability of $20 million included in the June 30, 2004 balance sheet is comprised principally of amounts representing current and prior years' net receipts of cash or other consideration, including option premiums, associated with contract positions, net of any amortization. The following table presents the unrealized mark-to-market balance at June 30, 2004, scheduled by contractual settlement dates of the underlying positions.

                                      Maturity dates of unrealized net mark-to-market balances at June 30, 2004
                                      --------------------------------------------------------------------------
                                        Maturity                                      Maturity in
                                       less than      Maturity of     Maturity of      Excess of
       Source of fair value              1 year        1-3 years       4-5 years        5 years         Total
---------------------------------     -----------     ------------    -----------     ------------     -------
Prices actively quoted...........         $ 90           $  -             $ -            $  -           $  90
Prices provided by other
    external sources.............          (36)            44               -              (2)              6
Prices based on models...........           11              -               -               -              11
                                          ----           ----             ---            ----           -----
Total............................         $ 65           $ 44             $ -            $ (2)          $ 107
                                          ====           ====             ===            ====           =====
Percentage of total fair value...           61%            41%             -%              (2)%           100%

      As the above table indicates, essentially all of the unrealized mark-to-market valuations at June 30, 2004 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power and natural gas generally extend through 2005 and 2010, respectively. The "prices based on models" category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

Energy
-------

Financial Results
-----------------

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                   ---------------------      -------------------
                                                                     2004        2003(a)       2004       2003(a)
                                                                    ------      --------      -----      --------
Operating revenues..........................................       $ 2,115        $ 2,016     $ 4,072     $ 3,806

Costs and expenses:

     Cost of energy sold and delivery fees..................         1,348          1,282       2,603       2,498

     Operating costs........................................           200            162         366         341

     Depreciation and amortization..........................            88             94         185         206

     Selling, general and administrative expenses...........           163            149         307         292

     Franchise and revenue-based taxes .....................            27             28          53          55

     Other income ..........................................           (12)           (16)        (13)        (24)

     Other deductions.......................................           261              2         281           5

     Interest income........................................            (7)            (1)         (8)         (3)

     Interest expense and related charges...................            93             87         172         163
                                                                   -------        -------     -------     -------
         Total costs and expenses...........................         2,161          1,787       3,946       3,533
                                                                   -------        -------     -------     -------
Income (loss) from continuing operations before income taxes
and cumulative effect of changes in accounting principles...           (46)           229         126         273

Income tax expense (benefit)................................           (27)            75          27          83
                                                                   -------        -------     -------     -------
Income (loss) from continuing operations before cumulative
effect of changes in accounting principles..................       $   (19)       $   154     $    99     $   190
                                                                   =======        =======     =======     =======

-----------------
     The segment includes the electricity generation, wholesale and retail energy sales, and hedging and risk management operations of Energy, operating principally in the competitive Texas market.
  (a)Prior year amounts reflect the reclassification of the strategic retail services business and the Pedricktown, New Jersey generation operations as discontinued operations (see Note 3 to Financial Statements).

Energy
------

Operating Data
--------------

                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                                 ------------------        ----------------
                                                                  2004         2003        2004        2003
                                                                 -----        -----       -----       ------
Operating statistics - volumes:

Retail electricity (GWh):
   Historical service territory (a):
   Residential..............................................     7,367         8,080      14,486      16,250
   Small business (b).......................................     2,542         3,321       5,075       6,565
                                                               -------       -------     -------     -------
     Total historical service territory.....................     9,909        11,401      19,561      22,815
   Other territories (a):
   Residential..............................................       731           437       1,249         799
   Small business (b).......................................        89            77         150         148
                                                               -------       -------     -------     -------
     Total other territories................................       820           514       1,399         947
   Large business and other customers.......................     6,771         7,889      13,480      15,440
                                                               -------       -------     -------     -------
     Total retail electricity...............................    17,500        19,804      34,440      39,202
Wholesale electricity (GWh).................................    12,171         8,337      24,724      15,743
                                                               -------       -------     -------     -------
     Total retail and wholesale electricity.................    29,671        28,141      59,164      54,945
                                                               =======       =======     =======     =======
Production and purchased power (GWh):
   Nuclear (base load)......................................     3,992         4,413       8,845       9,153
   Lignite/coal (base load).................................    10,223        10,144      20,426      18,831
   Gas/oil..................................................     1,401         4,160       2,311       7,822
   Purchased power..........................................    15,237        11,367      29,469      21,863
                                                               -------       -------     -------     -------
     Total energy supply....................................    30,853        30,084      61,051      57,669
   Less line loss and other.................................     1,182         1,943       1,887       2,724
                                                               -------       -------     -------     -------
     Net energy supply......................................    29,671        28,141      59,164      54,945
                                                               =======       =======     =======     =======
Base load capacity factors (%):
   Nuclear .................................................        79.5          88.1        88.3        91.7
   Lignite/coal ............................................        83.9          83.0        83.8        78.1

Customer counts:

Retail electricity customers (end of period and in
  thousands - based on number of meters):
   Historical service territory (a):
   Residential..............................................                               2,037       2,139
   Small business (b).......................................                                 318         324
                                                                                          ------      ------
     Total historical service territory.....................                               2,355       2,463

   Other territories (a)
   Residential..............................................                                 183         109
   Small business (b).......................................                                   6           4
                                                                                           -----       -----
     Total other territories................................                                 189         113

   Large business and other customers.......................                                  77          73
                                                                                          ------      ------
     Total retail electricity customers.....................                               2,621       2,649
                                                                                          ======      ======

(a) Historical service and other territory data for 2003 are best estimates.
(b) Customers with demand of less than 1 MW annually.


Energy
------

                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                                 -------------------      -------------------
                                                                  2004         2003        2004        2003
                                                                 ------       ------      ------      -------
Operating revenues (millions of dollars):

Retail electricity revenues:
   Historical service territory (a):
   Residential..............................................   $   750       $   768     $ 1,400     $ 1,421
   Small business (b).......................................       258           339         514         633
                                                               -------       -------     -------     -------
     Total historical service territory.....................     1,008         1,107       1,914       2,054

   Other territories (a):
   Residential..............................................        72            40         115          71
   Small business (b).......................................         8             5          14          11
                                                               -------       -------      ------     -------
     Total other territories................................        80            45         129          82

   Large business and other customers.......................       455           488         908         936
                                                               -------       -------     ------      -------
Total retail electricity revenues...........................     1,543         1,640       2,951       3,072
Wholesale electricity revenues..............................       476           279         942         515
Hedging and risk management activities......................        11            52           3         135
Other revenues..............................................        85            45         176          84
                                                               -------       -------     -------     -------
     Total operating revenues...............................   $ 2,115       $ 2,016     $ 4,072     $ 3,806
                                                               =======       =======     =======     =======

Weather (average for service territory)(c)
  Percent of normal:
     Cooling degree days....................................       102.7         107.1       105.2       104.7
     Heating degree days....................................        82.0          53.0        87.6       102.3


   (a)Historical service and other territory data for 2003 are best estimates.

   (b)Customers with demand of less than 1 MW annually.

   (c)Weather data is obtained from Meteorlogix, an independent company that collects weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

Energy
------

                                                                  Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                                 -------------------      ------------------
                                                                  2004         2003        2004        2003
                                                                 -----        ------      ------      ------

Fuel and Purchased Power Costs ($/MWh)

   Nuclear generation.......................................       $  4.25       $ 4.35      $ 4.34      $ 4.33
   Lignite/coal generation..................................       $ 12.35       $12.84      $12.81      $12.94
   Gas/oil generation and purchased power...................       $ 47.17       $48.68      $45.60      $48.41
     Average total electricity supply.......................       $ 30.08       $30.09      $28.66      $29.83

Average Retail Volume (KWh)/Customer
   (calculated using average no. of customers for period)

   Residential..............................................         3,649        3,748       7,108       7,456
   Small business...........................................         8,161       10,342      16,222      20,272
   Large business and other customers.......................        87,380      106,038     184,108     204,454

Average Revenues ($/MWh)

   Residential..............................................       $101.53       $94.77      $96.27      $87.45
   Small business...........................................       $101.28      $101.37     $101.06      $95.97
   Large business and other customers.......................       $ 67.14       $61.84      $67.33      $60.64

Average Delivery Fees ($/MWh)                                      $ 20.86       $17.90      $21.59      $18.83

Estimated Share of ERCOT Retail Markets

Historical service territory (a):
   Residential (b)..........................................                                    85%         91%
   Small business (b).......................................                                    79%         85%
Total ERCOT
   Residential (b)..........................................                                    45%         47%
   Small business (b).......................................                                    32%         34%
   Large business and other customers (c)...................                                    35%         39%

Hedging and Risk Management Activities

   Net unrealized mark-to-market gains/(losses).............       $ (13)        $  64        $ (31)      $  47
   Realized gains/(losses)..................................          24           (12)          34          88
                                                                   -----         -----        -----       -----
     Total..................................................       $  11         $  52        $   3       $ 135
                                                                   =====         =====        =====       =====

   (a) Historical service and other territory data for 2003 are best estimates.

   (b) Estimated market share is based on the number of customers that have choice.


   (c) Estimated market share is based on the annualized consumption for this overall market.

Energy
-------

Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003
-----------------------------------------------------------------------------

      Operating revenues increased $99 million, or 5%, to $2.1 billion in 2004. Retail electricity revenues decreased $97 million, or 6%, to $1.5 billion reflecting a $191 million decline attributable to a 12% drop in sales volumes, driven by the effect of competitive activity and, to a lesser extent, milder weather, partially offset by a $94 million increase due to higher pricing. Higher pricing reflected increased price-to-beat rates, due to approved fuel factor increases, and higher contract pricing in the competitive large business market, both resulting from higher natural gas prices. Retail electricity customer counts at June 30, 2004 declined 1% from June 30, 2003 but have increased 1% from December 31, 2003. Wholesale electricity revenues grew $197 million, or 71%, to $476 million reflecting a $128 million increase attributable to a 46% rise in sales volumes and a $69 million increase due to the effect of increased natural gas prices on wholesale prices. Higher wholesale electricity volumes reflected the establishment of the new northeast zone in ERCOT. Because Energy has a generation plant in the new zone, wholesale sales have increased. Wholesale power purchases also increased as a result of the establishment of the new zone. The increase in wholesale sales volumes also reflected a partial shift in the customer base from retail to wholesale services, particularly in the business market.

      Net results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $41 million from a net gain of $52 million in 2003 to a net gain of $11 million in 2004. Changes in these results reflect market price movements on commodity positions held to hedge gross margin. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but taken together with the effects of pricing and cost changes on gross margin. Results from these activities include net unrealized losses arising from mark-to-market accounting of $13 million in 2004 and net unrealized gains of $64 million in 2003 The majority of Energy's natural gas physical sales and purchases are in the wholesale markets and essentially represent hedging activities. These activities are accounted for on a net basis with the exception of retail sales to business customers, which effective October 1, 2003 are reported gross in accordance with new accounting rules and totaled $42 million in revenues for the second quarter of 2004. The increase in other revenues of $40 million to $85 million was primarily driven by this change.

      Gross Margin

                                                                               Three Months Ended
                                                                                    June 30,
                                                                 -------------------------------------------------
                                                                               % of                       % of
                                                                   2004       Revenue        2003         Revenue
                                                                  ------     ---------      ------       ---------
Operating revenues.....................................          $ 2,115         100%        $ 2,016        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            1,348          64%          1,282         64%
     Operating costs...................................              200           9%            162          8%
     Depreciation and amortization related to
      generation assets................................               82           4%             86          4%
                                                                 -------         ---         -------        ---
Gross margin...........................................          $   485          23%        $   486         24%
                                                                 =======         ===         =======        ===

      Gross margin decreased $1 million to $485 million in 2004. The favorable effect of higher sales pricing, which was partially offset by lower results from hedging and risk management activities, and more effective management of gas-fired generation versus purchased power supply sourcing approximated the unfavorable effects of a volume mix shift from higher margin retail sales to wholesale sales, higher delivery fees, increased operating costs and milder weather. Cost of energy sold in 2004 was unfavorably impacted by an estimated $40 million effect of the planned nuclear facility outage (due to higher cost of replacement power), compared to a similar estimated $25 million in 2003 due to an unplanned outage caused by a transmission grid disturbance.

      Operating costs increased $38 million, or 23%, to $200 million in 2004. The increase reflected $23 million in incremental testing, inspection and component repair costs associated with the planned outage for refueling at the nuclear facility, as well as increases in various cost categories that were individually immaterial. Depreciation and amortization related to generation assets decreased $4 million, or 5%, to $82 million, reflecting a decrease of $12 million due to extensions of estimated average depreciable lives of nuclear and lignite generation facilities' assets to better reflect their useful lives, partially offset by the effect of higher asset retirement obligations due to new mining activity. (See Note 1 to Financial Statements).

      Depreciation and amortization not included in gross margin totaled $6 million and $8 million for the three months ended June 30, 2004 and 2003, respectively. This decline reflects the transfer of information technology assets, principally capitalized software, to an affiliate in connection with the Capgemini transaction.

      SG&A expenses increased $14 million, or 9%, to $163 million in 2004 reflecting increases of $11 million in increased staffing and other costs to improve customer call center service levels and $10 million in deferred incentive compensation expense due to the increase in the price of TXU Corp. stock, partially offset by the benefits of various cost reduction initiatives of $5 million and lower bad debt expense of $2 million.

      Other income decreased by $4 million to $12 million in 2004. Other income in both 2004 and 2003 reflected $12 million of amortization of a gain on the sale of two generation plants in 2002. Other income in 2003 also included a $3 million net gain on the sale of certain retail gas operations.

      Other deductions increased by $259 million to $261 million in 2004. Other deductions in 2004 consist largely of $109 million in software writedowns, $79 million in spare parts inventory writedowns and $71 million for employee severance. These charges are discussed above under "Strategic Initiatives and Other Actions."

      Interest income increased by $6 million to $7 million in 2004 primarily due to higher average advances to affiliates.

      Interest expense and related charges increased by $6 million, or 7%, to $93 million in 2004. The increase reflects $18 million due to higher average debt levels partially offset by $9 million due to lower average interest rates and $3 million in interest reimbursed to Electric Delivery in 2003 related to the excess mitigation credit that ceased at the end of 2003.

      The effective income tax rate was 58.7% on a loss in 2004 and 32.8% on income in 2003. The effective rate increase was driven by the effects of ongoing tax benefits of depletion allowances and amortization of investment tax credits.

      Results from continuing operations before cumulative effect of changes in accounting principles decreased $173 million to a loss of $19 million in 2004, reflecting the increase in other deductions and SG&A expenses. Net pension and postretirement benefit costs reduced results from continuing operations by $9 million in both 2004 and 2003.

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003
--------------------------------------------------------------------------

      Operating revenues increased $266 million, or 7%, to $4.1 billion in 2004. Retail electricity revenues decreased $121 million, or 4%, to $3.0 billion reflecting a $373 million decline attributable to a 12% drop in sales volumes, driven by the effect of competitive activity and, to a lesser extent, milder weather, partially offset by a $252 million increase due to higher pricing. Higher pricing reflected increased price-to-beat rates, due to approved fuel factor increases, and higher contract pricing in the competitive large business market, both resulting from higher natural gas prices. Retail electricity customer counts at June 30, 2004 declined 1% from June 30, 2003 but have increased 1% from December 31, 2003. Wholesale electricity revenues grew $427 million, or 83%, to $942 million reflecting a $294 million increase attributable to a 57% rise in sales volumes and a $133 million increase due to the effect of increased natural gas prices on wholesale prices. Higher wholesale electricity sales volumes reflected the establishment of the new northeast zone in ERCOT. Because Energy has a generation plant in the new zone, wholesale sales have increased. Wholesale power purchases also increased as a result of the establishment of the new zone. The increase in wholesale sales volumes also reflected a partial shift in the customer base from retail to wholesale services, particularly in the business market.

      Net results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $132 million from a net gain of $135 million in 2003 to a net gain of $3 million in 2004. Changes in these results reflect market price movements on commodity positions held to hedge gross margin. The comparison to 2003 also reflects the effect of favorable gas price movements in 2003 in the wholesale gas operations (approximately $40 million) and a decline of $18 million due to a favorable settlement with a counterparty in 2003. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Results from these activities include net unrealized losses arising from mark-to-market accounting of $31 million in 2004 and net unrealized gains of $47 million in 2003. The majority of Energy's natural gas physical sales and purchases are in the wholesale markets and essentially represent hedging activities. These activities are accounted for on a net basis with the exception of retail sales to business customers, which effective October 1, 2003 are reported gross in accordance with new accounting rules and totaled $88 million in revenues for the first six months of 2004. The increase in other revenues of $92 million to $176 million in 2004 was primarily driven by this change.

      Gross Margin



                                                                                Six Months Ended
                                                                                    June 30,
                                                                  -----------------------------------------------
                                                                                 % of                      % of
                                                                   2004         Revenue        2003       Revenue
                                                                  ------       ---------      ------     ---------
Operating revenues.....................................          $ 4,072         100%        $ 3,806        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            2,603          64%          2,498         66%
     Operating costs...................................              366           9%            341          9%
     Depreciation and amortization related to
        generation assets..............................              164           4%            188          5%
                                                                 -------         ---         -------        =--
Gross margin...........................................          $   939          23%        $   779         20%
                                                                 =======         ===         =======        ===

      Gross margin increased $160 million, or 21%, to $939 million in 2004. The favorable effect of higher sales pricing, which was partially offset by lower results from hedging and risk management activities, more effective management of gas-fired generation versus purchased power supply sourcing, as well as increased base load coal-fired production, were partially offset by the unfavorable effects of a volume mix shift from higher-margin retail sales to wholesale sales, higher delivery fees, increased operating costs and milder weather. Cost of energy sold in 2004 was unfavorably impacted by an estimated $40 million effect of the planned nuclear facility outage (due to higher cost of replacement power), compared to a similar estimated $30 million effect in 2003 due to an unplanned outage caused by a transmission grid disturbance and an unplanned outage to repair a pump motor.

      Operating costs increased $25 million, or 7%, to $366 million in 2004. The increase reflected $29 million in incremental testing, inspection and component repair costs associated with the planned outage for refueling at the nuclear facility, partially offset by the timing of other repair and maintenance expenses. Depreciation and amortization related to generation assets decreased $24 million, or 13%, to $164 million, reflecting a decrease of $34 million due to extensions of estimated average depreciable lives of nuclear and lignite generation facilities' assets to better reflect their useful lives, partially offset by the effect of higher asset retirement obligations due to new mining activity. (See Note 1 to Financial Statements).

      Depreciation and amortization not included in gross margin totaled $21 million and $18 million for the six months ended June 30, 2004 and 2003, respectively. The increase reflects the acceleration of the amortization of certain software to reflect a shorter useful life, partially offset by the effect of the transfer of information technology assets, principally capitalized software, to an affiliate in connection with the Capgemini transaction.

      SG&A expenses increased $15 million, or 5%, to $307 million in 2004 reflecting increases of $11 million in bad debt expense, $10 million in higher staffing and other costs to improve customer call center service levels and $8 million in higher deferred incentive compensation expense due to the increase in the price of TXU Corp. stock, partially offset by the benefits of various cost reduction initiatives of $12 million.

      Other income decreased by $11 million to $13 million in 2004. Other income in both 2004 and 2003 reflected $12 million of amortization of a gain on the sale of two generation plants in 2002. Other income in 2003 also included a $9 million net gain on the sale of certain retail gas operations.

      Other deductions increased $276 million to $281 million in 2004. Other deductions in 2004 consist largely of $109 million for software writedowns, $86 million for employee severance and $79 million in spare parts inventory writedowns. These charges are discussed above under "Strategic Initiatives and Other Actions."

      Interest income increased by $5 million to $8 million in 2004 primarily due to higher average advances to affiliates.

      Interest expense and related charges increased by $9 million, or 6%, to $172 million in 2004. The increase reflects $8 million due to higher average debt levels and $6 million due to higher average interest rates partially offset by $5 million in interest reimbursed to Electric Delivery in 2003 related to the excess mitigation credit that ceased at the end of 2003.

      The effective income tax rate decreased to 21.4% in 2004 from 30.4% in 2003 driven by the effects of ongoing tax benefits of depletion allowances and amortization of investment tax credits on a lower income base in 2004.

      Income from continuing operations before cumulative effect of changes in accounting principles decreased $91 million to $99 million in 2004, reflecting the increase in other deductions and SG&A expenses, partially offset by the higher gross margin. Net pension and postretirement benefit costs reduced income from continuing operations by $19 million in 2004 and $18 million in 2003.


Electric Delivery
-----------------

Financial Results
-----------------

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                   ----------------------   ---------------------
                                                                     2004          2003        2004        2003
                                                                    ------        ------      ------      ------
Operating revenues..........................................       $   518        $   486    $  1,041   $     992

Costs and expenses:

     Operating costs........................................           180            176         356         350

     Depreciation and amortization..........................            83             69         170         137

     Selling, general and administrative expenses...........            53             47         102          97

     Franchise and revenue-based taxes .....................            59             61         117         120

     Other income ..........................................            (2)            (2)         (4)         (4)

     Other deductions ......................................            19             --          19          --

     Interest income........................................           (14)           (14)        (25)        (30)

     Interest expense and related charges...................            71             74         141         155
                                                                   -------        -------    --------     -------
         Total costs and expenses...........................           449            411         876         825
                                                                   -------        -------    --------     -------
Income before income taxes..................................            69             75         165         167

Income tax expense..........................................            22             23          52          54
                                                                   -------        -------    --------     -------
Income before extraordinary gain............................       $    47        $    52    $    113     $   113
                                                                   =======        =======    ========     =======

-----------------------
This segment consists of the electricity transmission and distribution business, which is subject to regulation by Texas authorities.

Electric Delivery
-----------------

Operating Data
--------------


                                                                                   Three Months Ended         Six Months Ended
                                                                                        June 30,                  June 30,
                                                                                 --------------------       -------------------
                                                                                   2004         2003        2004        2003
                                                                                  ------       ------      ------      ------

Operating statistics - volumes:
Electric energy delivered (GWh)..............................................      24,900       24,378      48,531      48,286

Reliability statistics:
System Average Interruption Duration Index (SAIDI) (non-storm)(a)............                                81.58       75.47

System Average Interruption Frequency Index (SAIFI)(non-storm)(a)............                                 1.16        1.24

Customer Average Interruption Duration Index (CAIDI)(non-storm)(a)...........                                70.35       60.96

Electricity points of delivery (end of period and in thousands):

Electricity distribution points of delivery (based on number of meters)(b)...                                2,954       2,909


Operating revenues (millions of dollars):
Electricity transmission and distribution:
     Affiliated (Energy).....................................................     $   332      $   349     $   681     $   726
     Non-affiliated..........................................................         186          137         360         266
                                                                                  -------      -------     -------     -------
       Total operating revenues..............................................     $   518      $   486     $ 1,041     $   992
                                                                                  =======      =======     =======     =======

------------------

(a) SAIDI is the average number of total electric service outage minutes per customer in the past year. SAIFI is the average number of electric service interruptions per customer in the past year. CAIDI is the average number of electric service outage minutes per interruption in the past year.
(b) Includes lighting sites, principally guard lights, for which Energy is the REP but are not included in Energy's customer count. Such sites totaled 98,292 and 103,554 at June 30, 2004 and 2003, respectively.

Electric Delivery
-----------------

      Change in Business -- On June 17, 2004, TXU Corp. announced the sale of TXU Gas, which is expected to close by the end of 2004. TXU Gas is reported as a discontinued operation, and therefore is no longer included in the Electric Delivery (formerly Energy Delivery) segment. Prior period financial information has been reclassified to reflect the discontinued business.

Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003
-----------------------------------------------------------------------------

      Operating revenues increased $32 million, or 7%, to $518 million in 2004. Higher tariffs provided $26 million of this increase, reflecting delivery fee surcharges associated with the issuance of securitization bonds in August 2003 ($14 million), transmission rate increases approved in late 2003 and 2004 ($7 million) and an increase in distribution tariffs to recover higher transmission costs ($5 million). A 2% increase in electricity volumes delivered in 2004 resulted in a $3 million increase in revenue, reflecting customer growth of 1.5%. Delivery fee surcharges associated with the second issuance of securitization bonds in June 2004 were billed to customers starting on July 1, 2004. The estimated impact of these additional surcharges for the remainder of 2004 is an increase to revenues of $44 million with an offsetting increase to amortization expense for the same amount.

      Gross Margin

                                                                          Three Months Ended June 30,
                                                                 ---------------------------------------------
                                                                              % of                      % of
                                                                  2004       Revenue       2003        Revenue
                                                                 ------     ---------     ------       -------
Operating revenues.....................................          $   518        100%      $   486        100%
Costs and expenses:
     Operating costs...................................              180         35%          176         36%
     Depreciation and amortization.....................               83         16%           66         14%
                                                                 -------        ---       -------        ---
Gross margin...........................................          $   255         49%      $   244         50%
                                                                 =======        ===       =======        ===

      Gross margin increased $11 million, or 4%, to $255 million in 2004, driven by higher operating revenues. The increase in operating costs of $4 million, or 2%, to $180 million, reflects a $2 million increase in third-party transmission costs and a $2 million increase in metering-related costs due to increased disconnect/reconnect activities. Depreciation and amortization included in gross margin reflects depreciation of assets directly used in the delivery of electricity and amortization of regulatory assets. The increase in depreciation and amortization of $17 million, or 26%, to $83 million reflected $14 million in higher amortization of regulatory assets associated with the issuance of securitization bonds (offsetting the same amount of revenue increase) and $3 million in higher depreciation due to normal additions and replacements of equipment.

      An unusual level of storm activity in the second quarter of 2004 resulted in approximately $25 million in damage repairs, which have been recorded as a regulatory asset.

      Depreciation and amortization not included in gross margin totaled $3 million for the three months ended June 30, 2003, compared to essentially zero in the 2004 period. This decline reflects a transfer of information technology assets, principally capitalized software, to a subsidiary of TXU Corp. in connection with the Capgemini outsourcing transaction (see Note 1 to Financial Statements).

      SG&A expenses increased $6 million, or 13%, to $53 million in 2004, driven by a $3 million increase in deferred incentive compensation expense due primarily to a higher TXU Corp. common stock price. The balance of the increase was due to individually immaterial increases in various expense categories.

      Other deductions of $19 million in 2004 consist principally of severance-related charges in connection with the Capgemini outsourcing transaction and other cost reduction initiatives discussed above under "Strategic Initiatives and Other Actions".

      Interest expense and related charges decreased $3 million, or 4%, to $71 million in 2004. The decrease reflected a $5 million impact of lower average interest rates and $3 million in interest paid to REPs in 2003 related to the excess mitigation credit that ceased at the end of 2003, partially offset by a $5 million impact of higher average borrowings.

      The effective income tax rate increased to 31.9% in 2004 from 30.7% in 2003. The increase primarily reflected the effect of higher state income taxes and interim period estimation differences, partially offset by the effect of a non-taxable Medicare subsidy in 2004 related to postretirement benefit expense.

      Income before extraordinary gain decreased $5 million, or 10%, to $47 million in 2004, primarily reflecting the other deductions and higher SG&A expenses, partially offset by higher gross margin. Net pension and postretirement benefit costs reduced income before extraordinary gain by $4 million in both 2004 and 2003.

Electric Delivery
-----------------

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003
-------------------------------------------------------------------------

      Operating revenues increased $49 million, or 5%, to $1.0 billion in 2004. Higher tariffs provided a $54 million increase, reflecting delivery fee surcharges associated with the issuance of securitization bonds in August 2003 ($28 million), transmission rate increases approved in late 2003 and 2004 ($16 million) and an increase in distribution tariffs to recover higher transmission costs ($11 million). Delivery fee surcharges associated with the second issuance of securitization bonds in June 2004 were billed to customers starting on July 1, 2004. The estimated impact of these additional surcharges for the remainder of 2004 is an increase to revenues of $44 million with an offsetting increase to amortization expense for the same amount. Revenue growth also included $6 million in increased disconnect/reconnect fees, reflecting disconnections initiated by REPs on uncollected accounts and increased consumer switching due to competitive activity. Revenue growth was partially offset by an estimated $11 million effect of lower residential consumption because of milder weather, usage efficiencies and other factors.

      Gross Margin

                                                                           Six Months Ended June 30,
                                                                 ---------------------------------------------
                                                                              % of                      % of
                                                                  2004       Revenue       2003        Revenue
                                                                  ----       -------       ----        -------

Operating revenues.....................................          $ 1,041        100%      $   992        100%
Costs and expenses:
     Operating costs...................................              356         34%          350         35%
     Depreciation and amortization.....................              167         16%          131         13%
                                                                 -------        ---       -------        ---
Gross margin...........................................          $   518         50%      $   511         52%
                                                                 =======        ===       =======        ===

      Gross margin increased $7 million, or 1%, to $518 million in 2004, driven by higher operating revenue. The increase in operating costs of $6 million, or 2%, to $356 million, reflects a $4 million increase in metering-related costs associated with the increased disconnect/reconnect activity and a $3 million increase in third-party transmission costs. Depreciation and amortization included in gross margin reflects depreciation of assets directly used in the delivery of electricity and amortization of regulatory assets. The increase in depreciation and amortization of $36 million, or 28%, to $167 million reflected $28 million in higher amortization of regulatory assets associated with the issuance of securitization bonds (offsetting the same amount of revenue increase) and $8 million in higher depreciation due to normal additions and replacements of equipment.

      Depreciation and amortization not included in gross margin totaled $3 million and $6 million for the six months ended June 30, 2004 and 2003, respectively. This decline reflects a transfer of information technology assets, principally capitalized software, to an affiliate in connection with the Capgemini outsourcing transaction (see Note 1 to Financial Statements).

      SG&A expenses increased $5 million, or 5%, to $102 million in 2004, driven by a $4 million increase in deferred incentive compensation expense due primarily to a higher TXU Corp. common stock price.

      Other deductions of $19 million in 2004 consist principally of severance-related charges in connection with the Capgemini outsourcing transaction and other cost reduction initiatives discussed above under "Strategic Initiatives and Other Matters."

      Interest income declined $5 million to $25 million in 2004 driven by a decrease in interest income from Energy related to the excess mitigation credit that ceased at the end of 2003.

      Interest expense and related charges decreased $14 million, or 9%, to $141 million in 2004. The decrease reflected an $11 million impact of lower average interest rates and $5 million in interest paid to REPs in 2003 related to the excess mitigation credit that ceased at the end of 2003, partially offset by a $2 million impact of higher average borrowings.

      The effective income tax rate decreased to 31.5% in 2004 from 32.3% in 2003. The decrease primarily reflected the effect of a non-taxable Medicare subsidy in 2004 ($2.2 million for the six months ended June 30, 2004) related to postretirement benefit expense.

      Income before extraordinary gain was $113 million in both 2004 and 2003, primarily reflecting the other deductions and higher SG&A expenses, offset by lower interest expense and higher gross margin. Net pension and postretirement benefit costs reduced income before extraordinary gain by $8 million in 2004 and $9 million in 2003.

COMPREHENSIVE INCOME - Continuing Operations

      Cash flow hedge activity reported in other comprehensive income from continuing operations included:

                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                        2004            2003
                                                                                        ----           ------
Cash flow hedge activity (net of tax):
Net change in fair value of hedges - gains/(losses):
   Commodities.................................................................       $   (75)       $   (98)
   Financing - interest rate and currency swaps................................            12            (34)
                                                                                      -------        -------
                                                                                          (63)          (132)
Losses realized in earnings (net of tax):
   Commodities.................................................................            12             69
   Financing - interest rate and currency swaps................................            (4)            40
                                                                                      -------        -------
                                                                                            8            109
Effect of cash flow hedges reported in comprehensive results related
 to continuing operations......................................................       $   (55)       $   (23)
                                                                                      =======        =======

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      Cash Flows - Cash flows provided by operating activities in 2004 were $487 million compared to $1.2 billion in 2003. The principal driver of the $751 million decrease in 2004 was a $616 million tax refund in 2003, primarily related to tax benefits associated with the write-off of the investment in Europe and a $168 million decrease in working capital (accounts receivable, accounts payable and inventory) changes reflecting the improvements in 2003 due to higher collections following billing delays experienced during the transition to competition.

      Cash flows used in financing activities were $1.2 billion in 2004 compared to $1.6 billion in 2003. Net cash provided by issuances and repayments of borrowings totaled $1.8 billion in 2004 compared to $1.5 billion used in 2003. Net cash used in repurchase of common stock totaled $960 million in 2004 compared to cash provided of $8 million in 2003. The exchangeable preferred membership interests were repurchased in 2004 for $1.8 billion. Common stock dividends of $80 million were paid in both 2004 and 2003.

      Cash flows provided by investing activities totaled $608 million in 2004 compared to $523 million used during 2003. Capital expenditures, including nuclear fuel, were $402 million in 2004 and $393 million in 2003. Capital expenditures are expected to total $1.1 billion in 2004. Cash flows provided by investing activities in 2004 consisted primarily of $495 million from the sale of the telecommunications business and $496 million from the sale of TXU Fuel Company (see Note 3 to Financial Statements). Cash flows provided by investing activities in 2003 included $15 million largely related to the sale of retail gas activities outside of Texas and the sale of property, plant and equipment.

      Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $31 million for 2004. This difference represents amortization of nuclear fuel, which is reported as cost of energy sold in the statement of income consistent with industry practice, and amortization of certain regulatory assets, which is reported as operating costs in the statement of income.

      Income tax -- TXU Corp. does not expect to incur federal income tax payments in 2004. An estimiated $200 million in taxes is expected to be paid in March 2005 largely as a result of cancelation-of-debt income arising from the anticipated conclusion of the UK administration proceedings related to TXU Europe in the fourth quarter of 2004. (Also see
Note 8 to Financial Statements.) Reported earnings will not be affected by tax paid related to this matter as a deferred tax liability was previously recorded. If the proceedings are concluded earlier or later, the related tax payment could be accelerated or deferred.

Financing Activities
--------------------

      Long-Term Debt Activity -- During the six months ended June 30, 2004, TXU Corp. and its subsidiaries issued, redeemed, reacquired or made scheduled principal payments on long-term debt as follows:

                                                     Issuances   Retirements
                                                     ---------   -----------
TXU Corp.:
    Long-term debt ..................................  $   --      $    5
    Senior Notes.....................................      --         118
    Equity-linked securities.........................      --         427

Energy:
    Pollution control revenue bonds..................      --         121
    Other ...........................................      --           6

Electric Delivery:
    Transition bonds.................................     790           8
    First mortgage bonds.............................      --         100

TXU Gas:
    Senior notes.....................................      --         150

US Holdings:
    Long-term debt...................................      --           1

Pinnacle telecommunications holding company:
    Senior Notes.....................................      --         560
                                                       ------      ------
    Total............................................  $  790      $1,496
                                                       ------      -------

      See Notes 4, 5, and 6 to Financial Statements for further detail of debt issuance and retirements, financing arrangements, fair value hedges and debt held by unconsolidated subsidiary trusts.

      As disclosed in the 2003 Form 10-K, in August 2004, in accordance with the terms of the underlying agreements, TXU Corp. expects to remarket, and reset the interest rate on, the Series K equity-linked senior notes due 2006, the remaining outstanding stated amount of which is $288 million. The reset interest rate will be equal to the sum of the yield on the benchmark treasury
(CUSIP 912828BP4180, November 15, 2006 maturity) plus 180 basis points (1.8%). In the remarketing, TXU Corp. may submit an order to purchase a substantial portion of the Series K senior notes to be remarketed, although TXU Corp.
makes no commitment to do so.

      Equity --TXU Corp. or its predecessor has declared common stock dividends payable in cash in each year since incorporation in 1945. The Board of Directors of TXU Corp., at its May 2004 meeting, declared a quarterly dividend of $0.125 a share, payable July 1, 2004, to shareholders of record on June 4, 2004. TXU Corp. paid quarterly dividends of $0.125 a share throughout 2003 and the first quarter of 2004. Future dividends may vary and are subject to consideration of TXU Corp.'s operating cash flow levels and capital requirements as well as financial and other business conditions existing at the time.

      The mortgage of Electric Delivery restricts its payment of dividends to the amount of its retained earnings. Certain other debt instruments and preferred securities of TXU Corp. and its subsidiaries contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At June 30, 2004, there were no restrictions on the payment of dividends under these provisions.

      See Note 7 for an analysis of changes in common stock equity.

      Capitalization -- The capitalization ratios of TXU Corp. at June 30, 2004, consisted of 2.0% long-term debt held by subsidiary trusts, 6.7% equity-linked debt securities, 62.0% other long-term debt, less amounts due currently, 2.0% preference stock, 0.7% preferred stock of subsidiaries and 26.6% common stock equity. Total debt to capitalization, including short-term debt, was 71.7% and 62.0% at June 30, 2004 and December 31, 2003, respectively.

      Short-term Borrowings -- At June 30, 2004, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of $2.7 billion at a weighted average interest rate of 2.70%. At December 31, 2003, TXU Corp. had no short-term borrowings outstanding.

      Credit Facilities -- At June 30, 2004, TXU Corp. had three fully drawn credit facilities expiring in April 2005 totaling $2 billion that provided bridge financing for the repurchase of TXU Energy's Exchangeable Preferred Membership Interests. These facilities were repaid in July with the proceeds from Energy's issuance of $800 million floating rate senior notes and part of the proceeds from the TXU Australia sale and subsequently terminated. In addition, TXU Corp. had other credit facilities totaling $3 billion of which $1.9 billion was unused at June 30, 2004. These credit facilities are used for working capital and general corporate purposes and support issuances of letters of credit. See Note 4 to Financial Statements for details of the arrangements.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program at June 30, 2004 and December 31, 2003 totaled $543 million and $600 million, respectively. See Note 4 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

      Registered Financing Arrangements -- TXU Corp. and its subsidiaries may issue and sell additional debt and equity securities as needed, including: (i) issuances by TXU Corp. of up to approximately $2.0 billion of equity securities, equity-linked securities, debt securities and/or preferred securities of subsidiary trusts and (ii) issuances by US Holdings of up to $25 million of cumulative preferred stock and up to an aggregate of $924 million of additional cumulative preferred stock, debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the SEC for offering pursuant to Rule 415 under the Securities Act.

      Cash and Cash Equivalents -- Cash on hand totaled $691 million and $875 million at June 30, 2004 and December 31, 2003, respectively. The decline primarily reflects repayments of borrowings.

      Restricted Cash -- At June 30, 2004, TXU Corp. had a $525 million investment in LOC Trust, accounted for as restricted cash, representing collateral to support a new $500 million credit facility (see Note 4 to Financial Statements). The remaining restricted cash reported in investments on the balance sheet as of June 30, 2004 included $45 million held as collateral for letters of credit issued and $14 million principally related to payment of fees associated with the securitization bonds. At June 30, 2004, the TXU Electric Delivery Transition Bond Company LLC had $23 million of restricted cash, representing collections from customers that secure its securitization bonds and may be used only to service its debt and pay its expenses.

      Credit Ratings of TXU Corp. and its Subsidiaries -- The current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:

                          TXU Corp.        US Holdings     Electric Delivery        Energy           TXU Gas
                          ----------       -----------     ----------------        ---------        -----------
                          (Senior           (Senior                                  (Senior         (Senior
                          Unsecured)       Unsecured)         (Secured)             Unsecured)      Unsecured)
S&P...............         BBB-               BBB-                 BBB               BBB                BBB
Moody's...........         Ba1                Baa3                 Baa1              Baa2               Baa3
Fitch.............         BBB-               BBB-                 BBB+              BBB                BBB-

      Moody's and Fitch currently maintain a stable outlook for TXU Corp., US Holdings, Energy and Electric Delivery and a developing outlook for TXU Gas. S&P currently maintains a negative outlook for TXU Corp., US Holdings, Energy and Electric Delivery and a developing outlook for TXU Gas.

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

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of TXU Corp. and its subsidiaries contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. As of June 30, 2004, TXU Corp. and its subsidiaries were in compliance with all such applicable covenants.

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

      Credit Rating Covenants
      ------------------------
      Energy has provided a guarantee of the obligations under TXU Corp.'s lease (approximately $125 million at June 30, 2004) for its headquarters building. In the event of a downgrade of Energy's credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such rating decline.

      Energy has entered into certain commodity contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request Energy to post collateral in the event that its credit rating falls below investment grade.

      Based on its current commodity contract positions, if Energy were downgraded below investment grade by any specified rating agency, counterparties would have the option to request Energy to post additional collateral of approximately $162 million.

      In addition, Energy has a number of other contractual arrangements under which the counterparties would have the right to request Energy to post collateral. The amount Energy would post under these transactions depends in part on the value of the contracts at that time and Energy's rating by each of the three rating agencies. As of June 30, 2004, based on current contract values, the maximum Energy would post for these transactions is $230 million. Of this amount, $209 million relates to one specific counterparty that would require Energy to post collateral if all three rating agencies downgraded Energy to below investment grade.

      Energy is also the obligor on leases aggregating $158 million. Under the terms of those leases, if Energy's credit rating were downgraded to below investment grade by any specified rating agency, Energy could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the leases.

      ERCOT also has rules in place to assure adequate creditworthiness for parties that schedule power on the ERCOT System. Under those rules, if Energy's credit rating were downgraded to below investment grade by any specified rating agency, Energy could be required to post collateral of approximately $45 million.

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

      A default by Energy or Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default for such party under the $2.5 billion joint credit facilities expiring in June 2005, 2007 and 2009. Under these credit facilities, a default by Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to Energy but not as to Electric Delivery. Also, under this credit facility, a default by Electric Delivery or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to Electric Delivery but not as to Energy.

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross default under the $30 million of TXU Mining (a subsidiary of Energy) senior notes, which have a $1 million cross default threshold.

      A default by TXU Corp. on indebtedness with a principal amount in excess of $50 million would result in a cross default under its $500 million five-year revolving credit facility expiring August 2008.

      A default by TXU Gas or any of its material subsidiaries on indebtedness of $25 million or more would result in a cross default under TXU Gas' senior notes.

      Energy has entered into certain mining and equipment leasing arrangements aggregating $109 million that would terminate upon the default of any other obligations of Energy owed to the lessor. In the event of a default by TXU Mining on indebtedness in excess of $1 million, a cross default would result under the $30 million TXU Mining leveraged lease and the lease could terminate.

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

      Energy enters into energy-related contracts, the master forms of which contain provisions whereby an event of default would occur if Energy were to default under an obligation in respect of borrowings in excess of thresholds, which vary, stated in the contracts.

      TXU Corp. and its subsidiaries have other arrangements, including leases with cross default provisions, the triggering of which would not result in a significant effect on liquidity.

      Long-term Contractual Obligations and Commitments -- The table below reflects updates of amounts presented in TXU Corp.'s 2003 Form 10-K to reflect the obligation under the business services outsourcing agreement with Capgemini, the sale of TXU Australia and TXU Gas resulting in changes in purchase obligations, and the repayment of debt and other instruments as discussed in
Note 1 to Financial Statements.


Contractual  Cash Obligations
-----------------------------                                 -----------------------------------------
                                                                          One to    Three to       More
                                                             Less Than    Three      Five       Than Five
                                                             One Year     Years      Years        Years
                                                             ---------    ------    --------    ---------
Long-term debt - principal and interest........               $1,527     $2,966     $2,064      $14,574
Operating leases and capital lease obligations.                   89        175        170         510
Purchase obligations...........................                1,389      1,616        571         505
Business services outsourcing obligations......                  342        513        513       1,282

      There have been no other significant changes in contractual cash obligations of TXU Corp., since December 31, 2003 as disclosed in the 2003 Form 10-K.

OFF BALANCE SHEET ARRANGEMENTS, INCLUDING VARIABLE INTEREST ENTITIES

      TXU Corp.'s accounts receivable securitization program is discussed in
Note 4 to Financial Statements.

      TXU Corp. has ownership interests in unconsolidated (under FIN 46) financing trusts as discussed in Note 5 to Financial Statements.

      Also see Note 1 to Financial Statements for discussion of TXU Corp.'s business process outsourcing arrangement with Capgemini, an unconsolidated (under FIN 46) entity in which an ownership interest is held. Also see related contractual cash obligations immediately above.

COMMITMENTS AND CONTINGENCIES

      See Note 8 to Financial Statements for details of contingencies, including guarantees.

REGULATION AND RATES

      Price-to-Beat Rates - Under the 1999 Restructuring Legislation, Energy is required to continue to charge a "price-to-beat" rate established by the Commission to residential customers in the historical service territory. Energy must continue to make price-to-beat rates available to small business customers, however, it may offer rates other than price-to-beat, since it met the requirements of the 40% threshold target calculation in December 2003. The price-to-beat rate can be adjusted upward or downward twice a year, subject to approval by the Commission, for changes in the market price of natural gas.

      In March 2004, Energy filed a request with the Commission to increase the fuel factor component of its price-to-beat rates. This request was approved May 13, 2004. In accordance with the Commission's order, the new rate became effective on May 20, 2004. This adjustment raised the average monthly residential electric bill of a customer using 1,000 kilowatt hours by 3.4% or $3.39 per month.

      In June 2004, Energy filed its second request for this year with the Commission to increase the fuel factor component of its price-to-beat rates. This request was approved July 28, 2004. The filing reflects an increase of 12.7% in the market price of natural gas since the March 2004 filing. This adjustment raised the average monthly residential electric bill of a customer using 1,000 kilowatt hours by 5.7% or $5.87 per month.

      Transmission Rates --On March 3, 2004, Electric Delivery filed an annual request for interim update of its wholesale transmission rate. Electric Delivery requested a total annualized revenue increase of $14 million. Approximately $8.5 million of this increase would be recovered from wholesale customers, with the remaining $5.5 million to be recovered from REPs through the retail transmission cost recovery factor (TCRF) of Electric Delivery's retail delivery rate. Electric Delivery's new wholesale transmission rate was approved by the Commission and became effective on April 15, 2004.

      In March 2004, the Commission approved an estimated annualized increase of $9 million in the TCRF component of Electric Delivery's distribution rates charged to REPs. The effect of Electric Delivery's wholesale transmission rate increase described in the preceding paragraph will be included in Electric Delivery's September 2004 TCRF update. On July 26, 2004, Electric Delivery filed a second request with the Commission to increase the TCRF component of its retail delivery rates charged to REPs. The request, as proposed, will increase annual revenues by an estimated $29.5 million. Electric Delivery anticipates that this proposed increase will be implemented September 1, 2004. With respect to the impact on TXU Corp.'s consolidated results, the higher TCRF results in reduced margin on Energy's sales to those retail customers with pricing that does not provide for recovery of higher delivery fees, principally price-to-beat customers.

      Other Commission Matters -- On May 27, 2004, the Commission opened an investigation to gather information regarding Electric Delivery's and its affiliates' compliance with the Commission's affiliate code of conduct rules. Energy's conversations with the Commission indicate that this investigation was prompted in large part by the utility's change in its legal corporate name from Oncor Electric Delivery Company back to TXU Electric Delivery Company. Those discussions indicate a reasonable expectation that the Commission will focus its investigation on Energy's implementation of a disclaimer rule that requires Energy to place a disclaimer in certain advertisements and on business cards to explain the distinction between Energy and Electric Delivery.

      Electric Delivery filed formal notice of its name change at the Commission on June 1, 2004, by filing for approval re-issued tariffs that display the new company name but are in all other respects identical to the pre-existing tariffs. The Commission's Policy Development Division has issued an order indicating that the re-issued tariff is to be administratively approved in August. Two groups of competitive retailers appealed that order to the Commission and in early August the Commissioners declined to consider the appeal.

      The city of Denison, acting in its role as a regulatory authority, initiated an inquiry on August 2, 2004 to determine if the rates of Electric Delivery, which have been established by the Commission, are just and reasonable. Certain other cities within the historical service territory are considering similar requests. Electric Delivery expects to file information responsive to the inquiry by the end of 2004, with city actions, if any, to take place in 2005. It is too early to determine whether these inquiries will have any material effect on Electric Delivery's rates. Electric Delivery has the right to appeal any city action to the Commission.

      Energy, along with several ERCOT wholesale market participants, has filed an appeal at the Court of Appeals for the Third District of Texas (Austin) contesting certain aspects of a recently adopted Commission rule regarding enforcement standards applicable to the wholesale power market. Energy believes that certain portions of the rule as adopted are unconstitutionally vague and other portions may exact an unconstitutional taking of private property without just compensation. There is no statutory deadline by which the court must act on the appeal.

      Gas Distribution Rates -- In May 2003, TXU Gas filed, for the first time, a system-wide rate case for the distribution and pipeline operations. The case was filed in all 437 incorporated cities served by the distribution operations, and at the RRC for the pipeline business and for unincorporated areas served by the distribution operations. The TXU Gas filing requested an annual revenue increase of $69.5 million or 7.24%. All 437 cities took action on the case within their statutory time frame, and TXU Gas appealed these actions to the RRC. Twelve parties intervened in the case.

      On May 25, 2004, the RRC issued a final order in TXU Gas' system-wide rate case granting an $11.7 million or 1.22% increase in TXU Gas' rates. Additionally, as a result of the RRC order, TXU Gas recorded an after-tax charge of approximately $99 million ($153 million pre-tax) in the second quarter 2004 to reserve for certain regulatory disallowances contained within the Commission's Order. The disallowances consisted of the following costs:

      o Regulatory assets relating to the costs of employee severance programs occurring in 1997 and again in 1999 in the approximate amount of $20 million;

      o Regulatory asset relating to costs incurred for identifying the locations of polyethylene pipe ("Poly Pipe") in the approximate amount of $26 million;
      o Gas utility plant investment associated with the replacement of Poly Pipe in the approximate amount of $50 million;
      o Gains on sales of land and cushion gas in the combined approximate amount of $3 million.

      TXU Gas believes that the final order does not follow applicable law or precedent in many important respects and has filed a motion for rehearing requesting the RRC to reconsider and reverse significant errors identified by TXU Gas. As discussed in Note 1 to Financial Statements, the TXU Gas business is held for sale.

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

      The implementation of performance improvement initiatives identified by management may not produce the desired results and may result in disruptions arising from employee displacements and the rapid pace of changes to organizational structure and operating practices and processes.

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

      TXU Corp.'s businesses are subject to changes in laws (including the Texas Public Utility Regulatory Act, as amended, the Federal Power Act, as amended, the Atomic Energy Act, as amended, the Public Utility Regulatory Policies Act of 1978, as amended, the Natural Gas Act, as amended, the Natural Gas Policy Act, as amended, the Clean Air Act, as amended, and the Public Utility Holding Company Act of 1935, as amended) and changing governmental policy and regulatory actions (including those of the Commission, the RRC, the FERC, the EPA and the NRC) with respect to matters including, but not limited to, operation of nuclear power facilities, construction and operation of other power generation facilities, construction and operation of transmission facilities, acquisition, disposal, depreciation, and amortization of regulated assets and facilities, decommissioning costs, and return on invested capital for TXU Corp.'s regulated businesses, and present or prospective wholesale and retail competition.

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

      Existing laws and regulations governing the market structure in Texas could be reconsidered, revised or reinterpreted, or new laws or regulations could be adopted.

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

      TXU Corp.'s regulated businesses are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Electric Delivery's rates are regulated by the Commission based on an analysis of Electric Delivery's costs, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of Electric Delivery's costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of Electric Delivery's costs and the return on invested capital allowed by the Commission.

      Some of the fuel for TXU Corp.'s power production facilities is purchased under short-term contracts or on the spot market. Prices of fuel, including natural gas, may also be volatile, and the price TXU Corp. can obtain for power sales may not change at the same rate as changes in fuel costs. In addition, TXU Corp. purchases and sells natural gas and other energy related commodities, and volatility in these markets may affect TXU Corp.'s costs incurred in meeting its obligations.

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

      All but one of TXU Corp.'s facilities for power production are located in the ERCOT region, a market with limited interconnections to other markets. Electricity prices in the ERCOT region are correlated to gas prices because gas-fired plant is the marginal cost unit during the majority of the year in the ERCOT region. Accordingly, the contribution to earnings and the value of TXU Corp.'s base load power production is dependent in significant part upon the price of gas. TXU Corp. cannot fully hedge the risk associated with dependency on gas because of the expected useful life of TXU Corp's power production assets and the size of its position relative to market liquidity.

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

      Although TXU Corp. devotes a considerable amount of management time and effort to the establishment of risk management procedures as well as the ongoing review of the implementation of these procedures, the procedures it has in place may not always be followed or may not always function as planned and cannot eliminate all the risks associated with these activities. As a result of these and other factors, TXU Corp. cannot predict with precision the impact that risk management decisions may have on its business, results of operations or financial position.

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

      Most of TXU Corp.'s large customers, suppliers and counterparties require sufficient creditworthiness in order to enter into transactions. If TXU Corp.'s subsidiaries' ratings were to decline to below investment grade, costs to operate the power businesses would increase because counterparties may require the posting of collateral in the form of cash-related instruments, or counterparties may decline to do business with TXU Corp.'s subsidiaries.

      In addition, as discussed in TXU Corp.'s Annual Report on Form 10-K for the year ended December 31, 2003, the terms of certain of TXU Corp. Company's financing and other arrangements contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

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

      TXU Corp. is obligated to offer the price-to-beat rate to requesting residential and small business customers in its historical service territory within Texas through January 1, 2007. TXU Corp. is not permitted to offer electricity to the residential customers in the historical service territory at a price other than the price-to-beat rate until January 1, 2005, unless before that date the PUCT determines that 40% or more of the amount of electric power consumed by residential customers in that area is committed to be served by REPs other than TXU Corp. Because TXU Corp. will not have the same level of residential customer price flexibility as competitors in the historical service territory, TXU Corp. could lose a significant number of these customers to other providers.

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

      TXU Corp. offers its customers a bundle of services that include, at a minimum, the electric commodity itself plus transmission, distribution and related services. The prices TXU Corp. charges for this bundle of services or for the various components of the bundle, either of which may be fixed by contract with the customer for a period of time, could fall below TXU Corp.'s underlying cost to obtain the commodities or services.

      The information systems and processes necessary to support risk management, sales, customer service and energy procurement and supply in competitive retail markets in Texas and elsewhere are new, complex and extensive. TXU Corp. is refining these systems and processes, and they may prove more expensive to refine than planned and may not work as planned. Delays in the perfection of these systems and processes and any related increase in costs could have a material adverse impact on TXU Corp.'s business and results of operations.

      Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells. It is possible that advances in these or other alternative technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with electricity production from traditional power plants like TXU Corp.'s. While demand for electric energy services is generally increasing throughout the US, the rate of construction and development of new, more efficient power production facilities may exceed increases in demand in some regional electric markets. Consequently, where TXU Corp. has facilities, the market value of TXU Corp.'s power production and/or energy transportation facilities could be significantly reduced. Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of TXU Corp.'s facilities. Changes in technology could also alter the channels through which retail electric customers buy electricity.

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

      Because TXU Corp. is a holding company, its obligations to its creditors are structurally subordinated to all existing and future liabilities and existing and future preferred stock of its subsidiaries. Therefore, TXU Corp.'s rights and the rights of its creditors to participate in the assets of any subsidiary in the event that such a subsidiary is liquidated or reorganized are subject to the prior claims of such subsidiary's creditors and holders of its preferred stock. To the extent that TXU Corp. may be a creditor with recognized claims against any such subsidiary, its claims would still be subject to the prior claims of such subsidiary's creditors to the extent that they are secured or senior to those held by TXU Corp. Subject to restrictions contained in TXU Corp.'s other financing arrangements, TXU Corp.'s subsidiaries may incur additional indebtedness and other liabilities.

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

      A lack of necessary capital and cash reserves could adversely impact the evaluation of TXU Corp.'s credit worthiness by counterparties and rating agencies, and would likely increase its capital costs. Further, concerns on the part of counterparties regarding TXU Corp.'s liquidity and credit could limit its portfolio management activities.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Except as presented below, the information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 2003 Form 10-K and is therefore not presented herein. The risk information presented excludes TXU Australia, which was sold on July 30, 2004.

COMMODITY PRICE RISK

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

                                                   June 30,     December 31,
                                                     2004            2003
                                                   --------     ------------

       Period-end MtM VaR.........................    $ 16           $ 15

       Average Month-end MtM VaR:.................    $ 22           $ 25

      Portfolio VaR -- Represents the estimated potential loss in value, due to changes in market conditions, of the entire energy portfolio, including owned generation assets, estimates of retail sales load and all contractual positions (the portfolio assets). The Portfolio VaR calculations represent a ten year view of owned assets based on the nature of their particular markets. If the life of an asset extends beyond the ten year duration period, the VaR calculation does not measure the associated risk inherent in the asset over its full life. Assumptions in determining the total Portfolio VaR include using a 95% confidence level and a five-day holding period and includes both mark-to-market and accrual positions.

                                                      June 30,    December 31,
                                                       2004           2003
                                                     ---------    ------------

          Period-end Portfolio VaR.................   $ 211          $ 199

          Average Month-end Portfolio VaR..........   $ 190          $ 181

      Other Risk Measures -- The metrics appearing below provide information regarding the effect of changes in energy market conditions on earnings and cash flow.

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

                                                 June 30,     December 31,
                                                   2004           2003
                                                 ---------    ------------

       EaR ......................................   $  15          $  15

       CFaR .....................................   $  92          $  67

INTEREST RATE RISK

      See Note 4 to Financial Statements for a discussion of the issuance and retirement of debt and interest rate swaps since December 31, 2003.

CREDIT RISK

      Concentration of Credit Risk -- As of June30, 2004, the exposure to credit risk from large business customers and hedging counterparties, excluding credit collateral, is $987 million, net of standardized master netting contracts and agreements that provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by TXU Corp. (cash, letters of credit and other security interests), the net credit exposure is $863 million. Of this amount, approximately 76% of the exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and TXU Corp.'s internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Corp. routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

      The following table presents the distribution of credit exposure as of June 30, 2004, for trade accounts receivable from large business customers, commodity contract assets and other derivative assets that arise primarily from hedging activities, by investment grade and noninvestment grade, credit quality and maturity.

                                                                                 Exposure by Maturity
                                 Exposure                             ----------------------------------------
                                  before                                                    Greater
                                  Credit       Credit                 2 years or   Between  than 5
                                Collateral   Collateral  Net Exposure    less     2-5 years   years      Total
                                ----------   ----------  ------------ ----------  --------- --------     -----
Investment grade                 $   689       $   37       $ 652        $ 555       $ 54     $  43      $ 652
Noninvestment grade                  298           87         211          179         18        14        211
                                 -------       ------       -----        -----       ----     -----      -----
      Totals                     $   987       $  124       $ 863        $ 734       $ 72     $  57      $ 863
                                 =======       ======       =====        =====       ====     =====      =====
Investment grade                     70%          30%         76%
Noninvestment grade                  30%          70%         24%

      TXU Corp. has exposure in the amount of $87 million to one customer or counterparty that is 10% of the net exposure of $863 million at June 30, 2004. TXU Corp. holds a guaranty from this counterparty's investment grade parent. Additionally, approximately 85% of the credit exposure, net of collateral held, has a maturity date of two years or less. TXU Corp. does not anticipate any material adverse effect on its financial position or results of operations as a result of non-performance by any customer or counterparty.

ITEM 4.    CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of TXU Corp.'s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report. This evaluation took into consideration the strategic initiatives described in Note 1 to Financial Statements. Based on the evaluation performed, TXU Corp.'s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in TXU Corp.'s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, TXU Corp.'s internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Legal Proceedings -- On October 9, 2003, a lawsuit was filed in the Supreme Court of the State of New York, County of New York, against TXU Corp., by purported beneficial owners of approximately 42% of certain TXU Corp. equity-linked securities issued in October 2001. The common stock purchase contracts that are a part of these securities require the holders to purchase TXU Corp. common stock on specified dates in 2004 and 2005 at prices that are above the current market price of TXU Corp. common stock. The plaintiffs sought a declaratory judgment that (a) a termination event has occurred under the common stock purchase contract as a result of the administration of TXU Europe and, therefore, that plaintiffs are not required to purchase TXU Corp. common stock pursuant to the contracts and (b) an event of default has occurred under the indenture for the senior notes that constitute a part of these equity linked securities. Plaintiffs also sought an injunction requiring TXU Corp. to give notice that a termination event under the common stock purchase contract had occurred. TXU Corp. disputed plaintiffs' allegations and believed that plaintiffs' interpretation of the common stock purchase contract and indenture is inconsistent with the clear language of these agreements and is contrary to applicable law. On March 15, 2004, the court granted TXU Corp.'s Motion to Dismiss and entered a judgment dismissing the litigation. The plaintiffs appealed the dismissal of the lawsuit. On May 7, 2004, TXU Corp. announced it had reached an agreement with the plaintiffs, under which TXU Corp. repurchased the $423 million principal amount of the securities for approximately $404 million, that will result in the dismissal of this lawsuit.

      On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against Energy and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An amended complaint was filed in February 2004 that joined additional, unaffiliated defendants. Three retail electric providers filed motions for leave to intervene in the action alleging claims substantially identical to TCE's. In addition, approximately 25 purported former customers of TCE have filed a motion to intervene in the action alleging claims substantially identical to TCE's, both on their own behalf and on behalf of a putative class of all former customers of TCE. A hearing on these motions was conducted May 20, 2004 during which the Court stated that it intended to enter an order dismissing the antitrust claims and an order was entered on June 24, 2004. TCE has indicated that it intends to appeal the dismissal, however, Energy believes the dismissal of the antitrust claims was proper and that it has not committed any violation of the antitrust laws. Further, the Commission's investigation of the market conditions in late February 2003 has not resulted in any findings adverse to TXU Corp. Accordingly, TXU Corp. believes that TCE's and the interveners' claims against Energy and its subsidiary companies are without merit and Energy and its subsidiaries intend to vigorously defend the lawsuit on appeal. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action.

      ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                       Total Number of
                                                                         Shares/Units        Average Price Paid
                              Period                                     Purchased(e)          per Share/Unit

April 1, 2004-- April 30, 2004 (a)................................      860,500(Shares)         $ 34.64
                                                                        3,411,700 (Shares)      $ 36.33
May 1, 2004 -- May 31, 2004.......................................      8,466,715 (Units)(b)    $ 47.75
June 1, 2004 -- June 30, 2004.....................................      20,647,300 (Shares)(c)  $ 39.48
                                                                        24,919,500(Shares)(d)   $ 38.88
Total.............................................................      8,466,715 (Units)       $ 47.75

-----------------------

    (a) In addition, TXU Corp. repurchased 136,271 shares of its common stock at an average price of $28.88 under its deferred compensation plans and 1,153 shares at an average price of $34.14 under its long-term incentive compensation plan.
    (b) Represents equity-linked securities repurchased by TXU Corp. in connection with the settlement of a lawsuit brought against TXU Corp. by the owners of approximately 42% of certain TXU Corp. equity-linked securities issued in October 2001.
    (c) 20 million of these shares were repurchased by TXU Corp. through an accelerated share acquisition plan. Under the terms of the plan, TXU Corp. repurchased the shares from Merrill Lynch at an initial price of $39.86. Merrill Lynch is in the process of repurchasing an equal amount of shares in the open market, which will likely continue through the end of August. TXU Corp. may receive, or be required to pay, a price adjustment based upon the actual cost of the shares once the repurchases by Merrill Lynch are completed. As of August 4, 2004, approximately 12.6 shares had been repurchased by Merrill Lynch pursuant to the plan.
    (d) Excluding the 20 million shares related to the accelerated share acquisition plan described in footnote (c) above, all of these shares were repurchased in open-market transactions.
    (e) All of the above repurchases were funded through cash on hand and bank borrowings.

    Other than the accelerated share acquisition plan discussed in footnote (c) above, TXU Corp. does not currently have an ongoing plan for share repurchases.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         TXU Corp. held its Annual Meeting of Shareholders on May 21, 2004. The following items were presented to shareholders with the following results:

                                                         Votes            Votes Withheld or
                                                          For                  Against            Abstentions
                                                     --------------       ------------------     ------------
Election of Directors
    Derek C. Bonham                                   271,239,852              11,502,185           None
    E. Gail de Planque                                271,379,009              11,363,028           None
    William M. Griffin                                268,621,536              14,120,501           None
    Kerney Laday                                      261,880,884              20,861,153           None
    Jack E. Little                                    270,425,285              12,316,752           None
    Erle Nye                                          270,399,527              12,342,510           None
    J. E. Oesterreicher                               270,298,262              12,443,775           None
    Michael W. Ranger                                 274,218,342               8,523,695           None
    Herbert H. Richardson                             272,493,839              10,248,198           None
    C. John Wilder                                    273,028,052               9,713,985           None

Selection of Deloitte & Touche LLP as                 274,453,627               5,900,512        2,387,898
    Independent Auditors

Shareholder Proposal Related to Officers Sales         30,640,497             205,651,758        4,952,593
    of Restricted Stock

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


          (a) Exhibits filed or furnished as part of Part II are:

                 Previously Filed*
                 -----------------
                     With File            As
Exhibits              Number            Exhibit
--------             ---------          -------

(10)           Material Contracts.

                    Credit Agreements.
10(a)                                             --    $700,000,000 Credit Agreement dated as of April 26,
                                                        2004, among TXU Corp., the Lenders listed in Schedule
                                                        2.01 thereto, and Credit Suisse First Boston as
                                                        Administrative Agent.

10(b)                                             --    $1,000,000,000 Credit Agreement dated as of April 26,
                                                        2004, among TXU Energy Company LLC, the Lenders listed
                                                        in Schedule 2.01 thereto, and Credit Suisse First Boston
                                                        as Administrative Agent.

10(c)                                             --    $300,000,000 Credit Agreement dated as of April 26,
                                                        2004, among TXU Gas Company, the Lenders listed in
                                                        Schedule 2.01 thereto, and Credit Suisse First Boston as
                                                        Administrative Agent.

                Previously Filed*
                 -----------------
                     With File            As
Exhibits              Number            Exhibit
--------             ---------          -------

10(d)          1-2833                 10(a)       --    $2,500,000,000 Revolving Credit Agreement dated as of
               Form 8-K                                 June 24, 2004, among TXU Energy Company LLC and TXU
               (filed July 1, 2004)                     Electric Delivery Company, the Lenders listed in
                                                        Schedule 2.01 thereto,
                                                        JPMorgan Chase Bank as
                                                        Administrative Agent and
                                                        the other parties named
                                                        therein.

                        Purchase and Sale Agreements.

10(e)                                             --    Purchase Agreement dated April 23, 2004, by and among
                                                        each of the entities listed in Schedule A to the
                                                        agreement and TXU Corp. (related to the purchase of TXU
                                                        Energy Company LLC Class B Preferred Member Interests).

10(f)                                             --    Purchase Agreement dated April 26, 2004, by and among
                                                        each of the entities listed in Schedule A to the
                                                        agreement and TXU Corp. (related to the purchase of TXU
                                                        Energy Company LLC Class B Preferred Member Interests).

10(g)                                             --    Purchase Agreement dated as of May 7, 2004 by and among
                                                        each of the entities listed in Schedule to the agreement
                                                        and TXU Corp. (related to the repurchase of certain TXU
                                                        Corp. Corporate Units and settlement of certain related
                                                        litigation).

10(h)                                             --    Purchase Agreement dated as of June 29, 2004 between TXU
                                                        Corp. and Merrill Lynch International (related to the
                                                        repurchase of 20 million shares of TXU Corp. common
                                                        stock).

10(i)                                             --    Share Sale Agreement dated April 23, 2004, by and among
                                                        TXU Corp. SP Energy Pty. Ltd. And Singapore Power
                                                        Limited.

10(j)                                             --    Purchase and Sale Agreement between TXU Fuel Company and Energy
                                                        Transfer Partners, L.P. dated April 25, 2004.

10(k)                                             --    Agreement and Plan of Merger by and between TXU Gas
                                                        Company and LSG Acquisition Corporation dated June 17,
                                                        2004.

                        Joint Venture Agreements.

10(l)                                             --    Master Framework Agreement dated May 17, 2004 by and
                                                        between Oncor Electric Delivery Company (now TXU
                                                        Electric Delivery Company) and CapGemini Energy LP.
                                                        (Confidential treatment has been requested for portions
                                                        of this exhibit.)

10(m)                                             --    Master Framework Agreement dated May 17, 2004 by and
                                                        between TXU Energy Company LLC and CapGemini Energy LP.
                                                        (Confidential treatment has been requested for portions
                                                        of this exhibit.)

(15)           Letter re: Unaudited Interim Financial Information.

15                                                --    Letter from independent accountants as to unaudited
                                                        interim financial information.

               Previously Filed*
                 -----------------
                     With File            As
Exhibits              Number            Exhibit
--------             ---------          -------


(31)           Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)                                             --    Certification of C. John Wilder, President and Chief
                                                        Executive of TXU Corp., pursuant to Rule 13a - 14(a)/15d -
                                                        14(a) of the Securities Exchange Act of 1934, as adopted
                                                        pursuant to Section 302 of the Sarbanes-Oxley Act of
                                                        2002.

31(b)                                             --    Certification of Kirk R. Oliver, Chief Financial Officer of
                                                        TXU Corp., pursuant to Rule 13a - 14(a)/15d - 14(a) of the
                                                        Securities Exchange Act of 1934, as adopted pursuant to
                                                        Section 302 of the Sarbanes-Oxley Act of 2002.

(32)           Section 1350 Certifications.

32(a)                                             --    Certification of C. John Wilder, President and Chief
                                                        Executive of TXU Corp., pursuant to 18 U.S.C. Section
                                                        1350, as adopted pursuant to Section 906 of the
                                                        Sarbanes-Oxley Act of 2002.

32(b)                                             --    Certification of Kirk R. Oliver, Chief Financial
                                                        Officer of TXU Corp., pursuant to  18 U.S.C. Section
                                                        1350, as adopted pursuant to Section 906 of the
                                                        Sarbanes-Oxley Act of 2002.

(99)                                                    Additional Exhibits.

99                                                --    Condensed Statements of Consolidated Income - Twelve
                                                        Months Ended June 30, 2004.

---------------------
*        Incorporated herein by reference.

     (b) Reports on Form 8-K furnished or filed since March 31, 2004:

                  Date of Report                 Item Reported
                  --------------                 -------------
                  April 26, 2004                 Item 5.      Other Events and Regulation FD Disclosure
                                                 Item 12.     Results of Operations and Financial Condition

                  May 6, 2004                    Item 12.     Results of Operations and Financial Condition

                  May 14, 2004                   Item 5.      Other Events and Regulation FD Disclosure

                  May 24, 2004                   Item 5.      Other Events and Regulation FD Disclosure
                                                 Item 9.      Regulation FD Disclosure

                  May 27, 2004                   Item 5.      Other Events and Regulation FD Disclosure

                  June 7, 2004                   Item 5.      Other Events and Regulation FD Disclosure

                  June 16, 2004                  Item 5.      Other Events and Regulation FD Disclosure

                  June 18, 2004                  Item 5.      Other Events and Regulation FD Disclosure

                  July 1, 2004                   Item 5.      Other Events and Regulation FD Disclosure
                                                 Item 7.      Exhibits

                  July 7, 2004                   Item 5.      Other Events and Regulation FD Disclosure

                  July 29, 2004                  Item 12.     Results of Operations and Financial Condition

                  August 5, 2004                 Item 5.      Other Events and Regulation FD Disclosure


                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                       TXU CORP.



                                       By   /s/ Scott Longhurst
                                         -------------------------------
                                       Scott Longhurst
                                       Senior Vice President and
                                       Group Controller





Date:  August 6, 2004