Form 10-Q
period 2004-09-30
TXU CORP /TX/
filed 2004-11-05
CIK 1023291

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


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                    -- OR --

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                              ---------------------


                         Commission File Number 1-12833


                                    TXU Corp.
             (Exact Name of Registrant as Specified in its Charter)



         Texas                                           75-2669310
(State of Incorporation)                   (I.R.S. Employer Identification No.)




1601 Bryan Street, Dallas TX, 75201-3411               (214) 812-4600
(Address of Principal Executive Offices)      (Registrant's Telephone Number)
(Zip Code)
                              ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No X
                                                      ---    ---

Common Stock outstanding at November 3, 2004: 291,200,409 shares, without par value.

==============================================================================


TABLE OF CONTENTS
-----------------------------------------------------------------------------------------------------------------
                                                                                                            PAGE
                                                                                                            -----

GLOSSARY...........................................................................................          ii

PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Statements of Consolidated Income -
                  Three and Nine Months Ended September 30, 2004 and 2003..........................           1

                  Condensed Statements of Consolidated Comprehensive Income -
                  Three and Nine Months Ended September 30, 2004 and 2003..........................           2

                  Condensed Statements of Consolidated Cash Flows -
                  Nine Months Ended September 30, 2004 and 2003....................................           3

                  Condensed Consolidated Balance Sheets -
                  September 30, 2004 and December 31, 2003.........................................           4

                  Notes to Financial Statements....................................................           5

                  Report of Independent Registered Public Accounting Firm..........................          33

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations........................................................          34

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................          78

         Item 4.  Controls and Procedures   .......................................................          80

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings................................................................          80

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......................          80

         Item 6.  Exhibits.........................................................................          81

SIGNATURE..........................................................................................          82

Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU Corp. are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, shortly after they have been filed with the Securities and Exchange Commission. TXU Corp. will provide copies of current reports not posted on the website upon request. The information on TXU Corp.'s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q.

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

US Holdings....................................     TXU US Holdings Company, a subsidiary of TXU Corp.


                         PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           TXU CORP. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                         Three Months Ended     Nine Months Ended
                                                                            September 30,         September 30,
                                                                         -------------------   -------------------
                                                                           2004       2003       2004       2003
                                                                          ------     ------     ------     ------
                                                                      (millions of dollars, except per share amounts)
Operating revenues....................................................     $2,743     $2,615     $7,178    $6,691

Costs and expenses:
   Cost of energy sold, including delivery fees.......................      1,134      1,102      3,053     2,879
   Operating costs....................................................        337        336      1,057     1,025
   Depreciation and amortization......................................        210        183        579       535
   Selling, general and administrative expenses.......................        280        227        805       644
   Franchise and revenue-based taxes..................................         94         92        265       280
   Other income.......................................................        (48)       (23)       (73)      (49)
   Other deductions...................................................         20          7        477        30
   Interest income....................................................        (14)        (5)       (20)      (20)
   Interest expense and related charges...............................        163        194        521       597
                                                                           ------     ------     ------    ------
       Total costs and expenses.......................................      2,176      2,113      6,664     5,921
                                                                           ------     ------     ------    ------

Income from continuing operations before income taxes, extraordinary
   gain  and cumulative effect of changes in accounting principles....        567        502        514       770

Income tax expense....................................................        187        169         92       243
                                                                           ------     ------     ------    ------

Income from continuing operations before extraordinary gain and
   cumulative effect of changes in accounting principles..............        380        333        422       527

Income from discontinued operations, net of tax benefit (Note 3)......        287         64        666        84

Extraordinary gain, net of tax (Note 1)...............................          -          -         16         -

Cumulative effect of changes in accounting principles, net of tax
    benefit (Note 2)..................................................          -          -          -       (58)
                                                                           ------     ------     ------    -------

Net income ...........................................................     $  667     $  397     $1,104    $  553

Exchangeable preferred membership interest buyback premium (Note 1)...          -          -        849         -

Preference stock dividends ...........................................          5          5         16        16
                                                                           ------     ------     ------    ------

Net income available to common shareholders...........................     $  662     $  392     $  239    $  537
                                                                           ======     ======     ======    ======

Average shares of common stock outstanding (millions):
   Basic..............................................................        295        322        313       321
   Diluted............................................................        295        379        313       378

Per share of common stock:
   Basic earnings:
     Income from continuing operations before extraordinary gain and
       cumulative effect of changes in accounting principles.........     $  1.30    $ 1.04     $ 1.36     $1.64
     Income from discontinued operations, net of tax effect..........        0.97      0.20       2.13      0.26
     Extraordinary gain, net of tax..................................          -          -       0.05         -
     Cumulative effect of changes in accounting principles, net of
       tax benefit...................................................          -          -          -     (0.18)
     Exchangeable preferred membership interest buyback premium......          -          -      (2.72)        -
     Preference stock dividends......................................       (0.02)    (0.02)     (0.05)    (0.05)
     Net income available to common shareholders.....................        2.25      1.22       0.77      1.67

   Diluted earnings (Note 1):
     Income from continuing operations before extraordinary gain and
       cumulative effect of changes in accounting principles.........    $   0.39    $ 0.91     $ 0.50     $1.49
     Income from discontinued operations, net of tax effect..........        0.97      0.17       2.13      0.22
     Extraordinary gain, net of tax..................................          -          -       0.05         -
     Cumulative effect of changes in accounting principles, net of             -          -          -         -
        tax benefit..................................................                                      (0.15)
     Exchangeable preferred membership interest buyback premium......          -          -      (2.72)       -
     Preference stock dividends......................................       (0.02)    (0.01)     (0.05)    (0.04)
     Net income available to common shareholders.....................        1.34      1.07      (0.09)     1.52

   Dividends declared................................................       0.125     0.125      0.375     0.375

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                   Three Months Ended        Nine Months Ended
                                                                      September 30,            September 30,
                                                                  --------------------      --------------------
                                                                    2004         2003        2004        2003
                                                                   ------       ------      ------      ------
                                                                              (millions of dollars)
Components related to continuing operations:

   Income from continuing operations before
     extraordinary gain and cumulative effect of
     changes in accounting principles.........................      $380        $ 333       $ 422       $527

   Other comprehensive income (loss), net of tax effects:
     Cash flow hedges:
        Net change in fair value of derivatives (net of tax
          benefit of $5, $13, $41 and $83)....................       (10)         (23)        (73)       (155)
        Amounts realized in earnings during the period
          (net of tax expense of $8, $27 , $12 and $87)               16           53          24         162
                                                                    ----        -----       -----       -----
            Total.............................................         6           30         (49)          7
                                                                    ----        -----       ------      -----

   Comprehensive income related to continuing operations......       386          363         373         534

Components related to discontinued operations:

     Income from discontinued operations, net of tax..........       287           64         666          84

   Other comprehensive (loss) income, net of tax effects:
     Foreign currency translation adjustment .................       (41)          19        (145)        180
     Minimum pension liability adjustments (net of tax
        (expense) benefit of $- and $-, $(4) and $3)..........         1            -           7          (6)
     Cash flow hedges:
        Net change in fair value of derivatives (net
          of tax (expense) benefit of $(1), $(2), $-
          and $21)............................................         2            3           -         (49)
        Amounts realized in earnings during the period
          (net of tax expense of $6, $6 , $- and $24).........        13           11           -          55
                                                                    ----        -----       -----       -----
            Total.............................................       (25)          33        (138)        180
                                                                    -----       -----       ------      -----

   Comprehensive income  related to discontinued operations...       262           97         528         264

Extraordinary gain, net of tax................................         -            -          16           -

Cumulative effect of changes in accounting principles, net of
   tax benefit.................................................        -            -           -         (58)
                                                                    ----        -----       -----       ------

Comprehensive income..........................................      $648        $ 460       $ 917       $ 740
                                                                    ====        =====       =====       =====

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                              ------------------
                                                                                               2004      2003
                                                                                              ------    ------
                                                                                             (millions of dollars)
Cash flows - operating activities:
  Income from continuing operations before extraordinary gain and cumulative
     effect of changes in accounting principles.........................................       $ 422     $  527
  Adjustments to reconcile income from continuing operations before extraordinary gain and cumulative effect of changes in accounting principles to cash provided by operating activities:
     Depreciation and amortization .....................................................         627        591
     Deferred income taxes and investment tax credits - net ............................         (96)        72
     Loss on early extinguishment of debt...............................................          54          -
     Asset writedown charges............................................................         189          -
     Net gain from sale of  assets......................................................         (65)       (40)
     Net effect of unrealized mark-to-market valuations of commodity contracts..........          46        (58)
     Net equity loss from unconsolidated affiliates and joint ventures..................           2         18
     Reduction in regulatory liability..................................................          (1)      (125)
     Reduction in retail clawback accrual...............................................           -        (19)
  Changes in operating assets and liabilities...........................................         (94)       844
                                                                                              ------     ------
         Cash provided by operating activities..........................................       1,084      1,810

Cash flows - financing activities:
  Issuances of  securities:
     Long-term debt.....................................................................       1,590      2,425
     Common stock.......................................................................           9         27
  Retirements/repurchases of securities:
     Long-term debt held by subsidiary trusts...........................................        (237)         -
     Equity-linked debt securities......................................................        (423)         -
     Other long-term debt...............................................................      (1,826)    (1,585)
     Exchangeable preferred membership interests........................................        (750)         -
     Preferred securities of subsidiary, subject to mandatory redemption................           -        (91)
     Common stock.......................................................................       (1,226)        -
  Change in notes payable:
     Banks..............................................................................         565     (2,305)
  Cash dividends paid:
     Common stock.......................................................................        (120)      (120)
     Preference stock...................................................................         (16)       (16)
  Premium paid for redemption of exchangeable preferred membership interests............       (1,102)        -
  Redemption deposit applied to debt retirements........................................           -        210
  Debt premium, discount, financing and other reacquisition expenses....................         (42)       (26)
                                                                                              ------     ------
         Cash used in financing activities..............................................      (3,578)    (1,481)

Cash flows - investing activities:
  Capital expenditures..................................................................        (543)      (489)
  Disposition of businesses.............................................................       2,805         18
  Acquisition of telecommunications partner's interest..................................           -       (150)
  Nuclear fuel..........................................................................         (46)       (45)
  Investment in collateral trust........................................................           -       (525)
  Other.................................................................................         183        (12)
                                                                                              ------     -------
         Cash provided by (used in) investing activities................................       2,399     (1,203)
                                                                                              ------     -------

  Effect of exchange rate changes on cash and cash equivalents..........................           -          1

Cash contributions to discontinued operations...........................................        (142)       (19)
                                                                                              -------    -------

Net change in cash and cash equivalents.................................................        (237)      (892)

Cash and cash equivalents - beginning balance...........................................         829      1,513
                                                                                              ------     ------

Cash and cash equivalents - ending balance........................................            $  592     $  621
                                                                                              ======     ======

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   September 30,   December 31,
                                                                                       2004            2003
                                                                                   -------------  --------------
                                     ASSETS                                           (millions of dollars)
Current assets:
  Cash and cash equivalents..................................................         $    592        $   829
  Restricted cash............................................................               29             12
  Accounts receivable -- trade...............................................            1,086          1,063
  Inventories................................................................              330            419
  Commodity contract assets..................................................              707            548
  Assets of telecommunications holding company...............................                -            110
  Other current assets.......................................................              483            303
                                                                                      --------        -------
         Total current assets................................................            3,227          3,284

Investments:
  Restricted cash............................................................              579            582
  Other investments..........................................................              675            632
Property, plant and equipment -- net.........................................           16,488         16,803
Goodwill.....................................................................              542            558
Regulatory assets --  net....................................................            1,922          1,872
Commodity contract assets....................................................              229            109
Cash flow hedge and other derivative assets..................................               24             88
Other noncurrent assets......................................................              301            214
Assets held for sale.........................................................            2,161          7,155
                                                                                      --------        -------

         Total assets........................................................         $ 26,148        $31,297
                                                                                      ========        =======

LIABILITIES, PREFERRED SECURITIES OF SUBSIDIARIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable -- banks.....................................................          $   565        $     -
  Long-term debt held by subsidiary trusts due currently.....................              154              -
  All other long-term debt due currently.....................................            1,704            678
  Accounts payable -- trade..................................................              910            790
  Commodity contract liabilities.............................................              545            502
  Liabilities of telecommunications holding company..........................                -            603
  Other current liabilities..................................................            1,759          1,242
                                                                                      --------        -------
         Total current liabilities...........................................            5,637          3,815

Accumulated deferred income taxes............................................            2,241          3,599
Investment tax credits.......................................................              413            430
Commodity contract liabilities...............................................              309             47
Cash flow hedge and other derivative liabilities.............................              226            240
Long-term debt held by subsidiary trusts, less amounts due currently.........              155            546
All other long-term debt, less amounts due currently.........................            9,394         10,608
Other noncurrent liabilities and deferred credits............................            2,682          2,382
Liabilities held for sale....................................................              258          2,952
                                                                                      --------        -------
         Total liabilities...................................................           21,315         24,619

Preferred securities of subsidiaries (Note 6)................................              113            759
Contingencies (Note 8)
Shareholders' equity (Note 7):
  Preference stock - not subject to mandatory redemption.....................              300            300
  Common stock without par value:  Authorized shares:  1,000,000,000
     Outstanding shares: 291,722,227 and 323,883,092.........................               63             48
     Additional paid-in capital..............................................            6,095          8,097
     Retained deficit........................................................           (1,523)        (2,498)
     Accumulated other comprehensive loss....................................             (215)           (28)
                                                                                      ---------       -------
      Total common stock equity..............................................            4,420          5,619
                                                                                      --------        -------
        Total shareholders' equity...........................................            4,720          5,919
                                                                                      --------        -------

         Total liabilities, preferred securities of subsidiaries and
          shareholders' equity..............................................          $ 26,148        $31,297
                                                                                      ========        =======

  See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

      Description of Business - TXU Corp. is a holding company conducting its operations principally through its Energy and Electric Delivery subsidiaries. Energy is engaged in electricity generation and retail and wholesale energy sales. Electric Delivery engages in regulated electricity transmission and distribution operations. On October 1, 2004, TXU Corp. and Atmos Energy Corporation completed a merger by division (the TXU Gas transaction) in which Atmos Energy Corporation acquired TXU Gas' operations for approximately $1.905 billion in cash. See "TXU Gas Transaction" below.

      Strategic Initiatives and Other Actions - Mr. C. John Wilder, who was named president and chief executive of TXU Corp. in February 2004, and senior management have been reviewing the operations of TXU Corp. and have formulated certain strategic initiatives and continue to develop others. Areas being reviewed include:

      o Performance in competitive markets, including profitability in new markets;
      o  Cost structure, including organizational alignments and headcount;
      o Management of natural gas price risk and cost effectiveness of the generation fleet; and
      o  Non-core business activities.

      As discussed below, implementation of the strategic initiatives as well as other actions taken to date have resulted in the following effects on income from continuing operations before extraordinary gain:

      o TXU Corp. has recorded total charges of $19 million ($12 million after-tax) in the third quarter of 2004 and $469 million ($311 million after-tax) year-to-date, reported largely in other deductions, related to asset writedowns, employee severance, debt extinguishment losses and litigation.
      o In addition, TXU Corp. has incurred consulting and professional fees related to the strategic initiatives totaling $15 million ($10 million after-tax) in the third quarter of 2004 and $34 million ($22 million after-tax) year-to-date, reported in SG&A expenses, and nonrecurring contractual executive compensation expense of $52 million year-to-date (without tax benefit), also reported in SG&A expenses.
      o A $75 million income tax benefit was recorded in the second quarter of 2004 to recognize a portion of the previously reserved tax benefit associated with the write-off of TXU Europe. Such recognition was triggered by the tax effects of the sale of the assets of TXU Fuel Company.
      o In the third quarter of 2004, TXU Corp. recorded gains on the disposition of Energy properties totaling $18 million ($12 million after-tax), reported in other income.

      Additional effects of the strategic initiatives, including the dispositions of TXU Australia and TXU Gas and additional tax benefits related to the write-off of the investment in TXU Europe, are reflected in results from discontinued operations.

      Charges recorded in the three-month and nine-month periods ended September 30, 2004 and 2003 reported in other deductions are detailed in Note 12.

      Capgemini Energy Agreement
      --------------------------

      On May 17, 2004, TXU Corp. entered into a services agreement with a subsidiary of Cap Gemini North America Inc., Capgemini Energy LP (Capgemini), a new company initially providing business process support services to TXU Corp., but immediately implementing a plan to offer similar services to other utility companies. Under the ten-year agreement, over 2,500 employees transferred from subsidiaries of TXU Corp. to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee, subject to adjustment for volumes or other factors, include information technology, customer call center, billing and collections, human resources, supply chain and certain accounting activities.

      As part of the agreements, TXU Corp. provided Capgemini a royalty-free right, under an asset license arrangement, to use TXU Corp.'s information technology assets, consisting primarily of capitalized software. A portion of the software was in development and had not yet been placed in service by TXU Corp. As a result of outsourcing its information technology activities, TXU Corp. no longer intends to develop the majority of these projects and from TXU Corp.'s perspective the software is abandoned. The agreements with Capgemini do not require that any software in development be completed and placed in service. Consequently, the carrying value of these software projects was written off, resulting in a charge of $109 million ($71 million after-tax) for the nine months ended September 30, 2004, reported in other deductions, essentially all of which was recorded in the second quarter of 2004. TXU Corp. expects to rely on Capgemini or other third parties for future enhancements and modifications to the software in use at the time of the transaction.

      TXU Corp. received a 2.9% limited partnership interest in Capgemini in exchange for the asset license described above. TXU Corp. has the right to sell (the "put option") all its interest in the partnership and the software to Cap Gemini America Inc. for $200 million, plus TXU Corp.'s share of Capgemini's undistributed earnings, upon expiration of the services agreement, or earlier upon the occurrence of certain unexpected events. Cap Gemini North America Inc. has the right to purchase TXU Corp.'s 2.9% limited partnership interest in Capgemini under the same terms and conditions. The partnership interest has been recorded at an initial value of $2.9 million and is being accounted for on the cost method.

      TXU Corp. has recorded the fair value of the put option as a noncurrent asset largely offset by a reduction to the carrying value of the software, in accordance with the accounting principles related to sales and licensing of internally developed software described in AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The remaining balance of the software is being amortized over the estimated remaining lives.

      Also as part of the agreements, TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former TXU Corp. employees terminated within 18 months of their transfer to Capgemini. Accordingly, TXU Corp. recorded a $40 million ($26 million after-tax) charge for severance expense in the second quarter of 2004, which represents a reasonable estimate of the indemnity and is reported in other deductions. In addition, TXU Corp. committed to pay up to $25 million for costs associated with transitioning the outsourced activities to Capgemini. The transition costs are expected to be largely recorded by TXU Corp. during the fourth quarter of 2004.

      Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the service agreements, as well as the payment of $200 million in connection with the put option.

      The transfer of employees to Capgemini triggered a curtailment with respect to TXU Corp.'s pension and other post-employment benefit plans. In the second quarter of 2004, TXU Corp. recorded a net pre-tax curtailment charge of $3 million, reported in other deductions, related to these plans. The curtailment required a remeasurement of liabilities under the plans as of the employee transfer date. The estimated effect of the employee transfers, combined with changes in the discount rate and other assumptions, was a reduction in pension and other postretirement expenses of approximately $36 million on an annualized basis effective July 1, 2004.

      On July 1, 2004, TXU Corp. loaned Capgemini $25 million for working capital purposes pursuant to a promissory note that bears interest at a market-based annual rate of 4% and matures on July 1, 2019.

      Sale of TXU Australia
      ---------------------

      On July 30, 2004, TXU Corp. completed the sale of TXU Australia to Singapore Power Ltd. for $3.6 billion, including $1.7 billion of assumed debt and $1.9 billion in cash. The cash proceeds were used to repay short-term borrowings. A gain on sale of $367 million ($239 million after-tax) was recorded in the third quarter of 2004. The results of TXU Australia and the gain on sale are reported as discontinued operations as discussed in Note 3.

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

      TXU Gas Transaction
      -------------------

      On October 1, 2004, Atmos Energy Corporation and TXU Gas completed a merger by division, which resulted in the disposition of the operations of TXU Gas for $1.905 billion in cash. The intent to dispose of the operations had been previously disclosed. A pre-tax loss on the transaction of approximately $58 million is now expected, and this amount was recorded as a goodwill impairment charge in the third quarter of 2004. This amount includes the effect of $19 million in discontinued depreciation expense in accordance with accounting rules for assets held for sale. The balance of the loss reflects changes in the terms of the transaction agreement and refinements of previous estimates. The results of TXU Gas, as well as goodwill impairment charges recorded, are reported as discontinued operations as discussed in Note 3.

      On October 1, 2004, prior to the close of the TXU Gas transaction, TXU Gas irrevocably deposited with the applicable trustees an aggregate of approximately $450 million (principal and interest) for the legal defeasance of all of its outstanding debt securities. A portion of this deposit was used to redeem the $154 million principal amount of Floating Rate Junior Subordinated Debentures on October 31, 2004. The remaining amount of this deposit will be used to redeem the $125 million principal amount of the Remarketed Reset Notes on July 1, 2005, and to repay the $150 million principal amount of the 7.125% Notes at maturity on June 15, 2005. In addition, on October 1, 2004, prior to the close of the TXU Gas transaction, TXU Gas irrevocably deposited with a Texas bank approximately $75 million for the redemption of all of its outstanding preferred stock. On November 5, 2004, all of the outstanding shares of TXU Gas' preferred stock with a liquidation value of $75 million were redeemed.

      Recognition of Income Tax Benefits
      ----------------------------------

      On its US federal income tax return for calendar year 2002, TXU Corp. claimed an ordinary loss deduction related to the worthlessness of TXU Corp.'s investment in TXU Europe, the tax benefit of which is estimated to be $983 million (assuming the deduction is sustained on audit). Due to a number of uncertainties regarding the proper tax treatment of the worthlessness loss, no portion of the tax benefit related to TXU Corp.'s 2002 write-off of its investment in TXU Europe was recognized in income prior to the second quarter of 2004.

      In June 2004, the IRS issued a preliminary notice of proposed adjustment proposing to disallow the 2002 worthlessness deduction and treat the worthlessness as a capital loss (deductible only against capital gains). Accordingly, in the second quarter of 2004, TXU Corp. recorded a tax benefit in income of $711 million related to the utilization of a portion of the worthlessness deduction. The tax benefit recognized reflects utilization of the capital loss deduction against capital gains reported for 2002 and the 1999-2001 carryback periods and the capital gains on the 2004 sales of the TXU Australia, TXU Fuel Company and the telecommunications businesses. The benefit recognized also included $215 million for certain items related to the write-off of TXU Corp.'s investment in TXU Europe expected to be sustained as ordinary deductions as a result of the preliminary notice.

      As a result of the TXU Gas transaction on October 1, 2004, TXU Corp. expects to realize a capital gain for tax purposes. As a result of this gain, TXU Corp. recognized an estimated tax benefit in the third quarter of 2004 related to the utilization of a portion of the 2002 worthlessness deduction arising from the write-off of the TXU Europe investment. In addition, during the third quarter of 2004, TXU Corp. revised certain estimates of capital gains and ordinary deductions impacting the worthlessness deduction utilization. The net tax benefit recognized in 2004 with respect to the write-off of the investment in TXU Europe totals $76 million in the third quarter and $787 million year-to-date.

      Benefits arising from the resolution of uncertainty regarding utilization of deductions in the year the TXU Europe investment was written-off or in a prior year are reported in discontinued operations. Benefits arising from resolution of uncertainty regarding utilization of deductions in subsequent years are classified in the same manner as the source of the income resulting in the recognition of the benefits. Accordingly, of the total $787 million year-to-date benefit, $75 million was reported in continuing operations in the second quarter of 2004 as this amount relates to the capital gain arising from the sale of the assets of TXU Fuel Company, the historical operations of which have been classified as continuing operations.

      See Note 8 for discussion of income tax contingencies related to TXU Europe and other matters.

      Facility Closures and Other Actions Related to Generation Operations
      --------------------------------------------------------------------

      In the third quarter of 2004, Energy recorded gains totaling $18 million ($12 million after-tax) related to the sale of undeveloped land. The gains are reported in other income.

      In the second quarter of 2004, Energy initiated a plan to sell the Pedricktown, New Jersey 122 MW power production facility and exit the related power supply and gas transportation agreements. Accordingly, Energy recorded an impairment charge of $26 million ($17 million after-tax) to write down the facility to estimated fair market value. The results of the business and the impairment charge are reported in discontinued operations as discussed in Note 3.

      As part of Energy's review of its generation asset portfolio, Energy completed a review of its spare parts and equipment inventory to determine the appropriate level of such inventory. The review included nuclear, coal and gas-fired generation-related facilities. As a result of this review, Energy recorded a charge of $79 million ($51 million after-tax), reported in other deductions, in the second quarter of 2004 to reflect excess inventory on hand and to write down carrying values to scrap values.

      In March 2004, Energy announced the planned permanent retirement, completed in the second quarter of 2004, of eight gas-fired operating units due to electric industry market conditions in Texas. Energy also temporarily closed four other gas-fired units and placed them under evaluation for retirement. The 12 units represented a total of 1,471 MW, or more than 13%, of Energy's gas-fired generation capacity in Texas. A majority of the 12 units were designated as "peaking units" and operated only during the summer for many years and have operated only sparingly during the last two years. Most of the units were built in the 1950's. Energy also determined that it would close its Winfield North Monticello lignite mine in Texas, and such closure has been completed, as it is no longer economical to operate when compared to the cost of purchasing coal to fuel the adjacent generation facility. A total charge of $8 million ($5 million after-tax) was recorded in the first quarter of 2004, reported in other deductions, for production employee severance costs ($7 million pre-tax) and impairments related to the various facility closures ($1 million pre-tax).

      Organizational Realignment and Headcount Reductions
      ---------------------------------------------------

      During the second quarter of 2004, management completed a comprehensive organizational review, including an analysis of staffing requirements. As a result, TXU Corp. completed a self-nomination severance program and finalized a plan for additional headcount reductions under an involuntary severance program, which has been largely completed. Accordingly, in the second quarter of 2004, TXU Corp. recorded severance charges totaling $53 million ($34 million after-tax), reported in other deductions.

      Liability  and Capital Management
      ---------------------------------

      As part of its debt and capital management program, on September 15, 2004, TXU Corp. announced cash tender offers for certain outstanding equity-linked debt securities and convertible notes. In October 2004, as a result of the tender offers, TXU Corp. repurchased the following securities:

      o 7,485,592, or 64.9%, of its outstanding Corporate Units for a purchase price of $52.28 per Corporate Unit, including $187 million principal amount of outstanding Series L Senior Notes, which were a component of the purchased Corporate Units;
      o 5,117,962, or 58.2%, of its outstanding Income PRIDES for $52.39 per Income PRIDE, including $256 million principal amount of outstanding Series M Senior Notes, which were a component of the purchased Income PRIDES; and
      o $482 million principal amount, or 91.8%, of its outstanding Floating Rate Convertible Senior Notes due 2033, for $1,593.65 per $1,000 principal amount of Convertible Senior Notes. TXU Corp. intends to settle any future conversion of the remaining outstanding notes in common stock.

      On August 16, 2004, the TXU Corp. Series K Senior Notes (aggregate principal outstanding of $288 million) were remarketed. TXU Corp. participated as an investor in the remarketing and purchased for retirement $238 million principal amount of the notes for $241 million, resulting in a charge of $4 million ($3 million after-tax). The remaining $50 million principal amount outstanding bears a new interest rate of 4.446% and matures in November 2006.

      On September 28, 2004, portions of the Brazos River Authority Pollution Control Revenue Refunding Bonds related to the Twin Oak facility were redeemed at par as follows: $57 million of Series 2001C; $21 million of Series 2003C; $16 million of Series 2002A; $4 million of series 1995B; and $3 million of Series 2001D.

      In the second quarter of 2004, TXU Corp. repurchased $427 million carrying amount ($423 million principal amount and $4 million in deferred costs) of equity-linked debt securities for $404 million. The repurchase was in connection with a settlement of related litigation and resulted in total charges of $34 million ($28 million after-tax), reported in other deductions, essentially representing the premium for the debt component of the securities and an additional repurchase premium. The repurchase also resulted in a credit to additional paid-in capital of $57 million, which represented the holder's out-of-the-money fair market value of the related equity purchase contracts. An additional credit to additional paid-in capital of $18 million was recorded to reverse the remaining liability for future contract adjustment payments to holders of the securities. At the time of issuance of the securities, TXU Corp. had recorded a liability for the present value of the contract adjustment payments with an offsetting reduction to common stock equity.

      In June 2004, TXU Corp. repurchased 20 million shares of its outstanding common stock through an accelerated share repurchase agreement at an initial price of $39.86 per share. As of September 30, 2004, the broker-dealer that executed the repurchase transaction had completed the process of purchasing an equal amount of shares in the open market, and TXU Corp. paid a purchase price adjustment of $7 million based upon the actual cost of the shares repurchased by such broker-dealer.

      Also in the second quarter of 2004, TXU Corp. repurchased at par $237 million principal amount of 7.25% notes held by subsidiary trusts and $118 million principal amount of 6.375% senior notes for $125 million. These transactions resulted in debt extinguishment losses totaling $15 million ($10 million after-tax), reported in other deductions.

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

      TXU Corp. also repurchased 5.7 million of its common shares on the open market for approximately $240 million during the third quarter of 2004, and 11.1 million shares for $434 million year-to-date.

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

      Discontinued Businesses - Note 3 presents detailed information regarding the TXU Australia, TXU Gas and other discontinued businesses. The condensed consolidated financial statements for all periods presented reflect the reclassification of the results of these businesses (for the periods they were consolidated) as discontinued operations.

      Basis of Presentation -- The condensed consolidated financial statements of TXU Corp. have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2003 Form 10-K, except for the changes in estimates of depreciable lives of assets discussed below and the presentation of certain operations as discontinued. In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2003 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year.

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted in December 2003. TXU Corp. is accounting for the effects of the Medicare Act in accordance with FASB Staff Position 106-2. For the three and nine months ended September 30, 2004, the effect of adoption of the Medicare Act was a reduction of approximately $7 million and $22 million, respectively, in TXU Corp.'s postretirement benefit costs.

      Certain reclassifications have been made to conform prior period data to the current period presentation. All dollar amounts in the financial statements and tables in the notes, except per share amounts, are stated in millions of dollars unless otherwise indicated.

      Depreciation of Energy Production Facilities -- Effective January 1, 2004, the estimates of the depreciable lives of lignite-fired generation facilities were extended an average of nine years to better reflect the useful lives of the assets, and depreciation rates for the Comanche Peak nuclear generating plant were decreased as a result of an increase in the estimated lives of boiler and turbine generator components of the plant by an average of five years. The net impact of these changes was a reduction in depreciation expense of $11 million and $33 million ($7 million and $21 million after-tax) in the three and nine months, respectively, ended September 30, 2004.

      Effective April 1, 2003, the estimates of the depreciable lives of the Comanche Peak nuclear generating plant and several gas generation plants were extended to better reflect the useful lives of the assets. At the same time, depreciation rates were increased on lignite and gas generation facilities to reflect additional investments in equipment. The net impact of these changes was an additional reduction in depreciation expense of $12 million ($8 million after-tax) in the nine months ended September 30, 2004.

      Changes in Accounting Standards -- FIN 46R was issued in December 2003 and replaced FIN 46, which was issued in January 2003. FIN 46R expands and clarifies the guidance originally contained in FIN 46, regarding consolidation of variable interest entities. FIN 46R did not impact results of operations or financial position for the first nine months of 2004.

      Extraordinary gain -- An extraordinary gain of $16 million (net of tax of $9 million) in 2004 represents an increase in the carrying value of Electric Delivery's regulatory asset subject to securitization. The second and final tranche of the securitization bonds was issued in June 2004. The increase in the related regulatory asset, with a carrying value of $1.6 billion, is due to the effect of higher interest rates on the bonds and therefore increased amounts to be recovered from REPs through delivery fee surcharges to service the bonds.

      Earnings Per Share -- Basic earnings per share available to common shareholders are based on the weighted average number of common shares outstanding during the quarter. Diluted earnings per share include the effect of all potential issuances of common shares. Diluted earnings per share for the third quarter and year-to-date 2004 reflect a reduction in earnings of $268 million or $0.91 per share for the quarter and $0.86 per share year-to-date related to the $525 million principal amount Convertible Senior Notes. The dilution arises because the conversion trigger price of $41.48 was reached in the third quarter of 2004. Because of TXU Corp.'s stated intent to settle the conversion in cash, the calculation of diluted earnings per share reflects a reduction in earnings to reflect the assumed after-tax settlement expense based on the fair market value of the embedded conversion option at September 30, 2004. Also see above discussion of the tender offer for these notes.

      The exchangeable preferred membership interests in Energy were anti-dilutive in 2004 for the period prior to TXU Corp.'s repurchase of these securities in April 2004. However, the premium paid to buy back these securities reduced earnings available for common stock by $849 million or $2.72 per share for the nine months ended September 30, 2004. Assuming these securities were converted to TXU Corp. common stock at the beginning of the periods at the exercise price of $13.1242 per share, 57 million more shares for each of the three and nine months ended September 30, 2003, respectively, would have been issued and net income would have increased by $13 million and $26 million, respectively, representing the after-tax distributions on the exchangeable preferred membership interests and amortization of the related discount.

      Additional dilutive shares would have resulted from approximately 7 million shares and 10 million shares of common stock issuable in connection with equity-linked debt securities issued in 2002 and 2001, respectively, if the average of the closing price per share of TXU Corp. common stock on each of the twenty consecutive trading days ending on the third day immediately preceding the end of a reporting period was equal to or above the threshold appreciation price of $62.91 and $55.68 per share for the respective issuances. For the three and nine months ended September 30, 2004 and 2003, the market price of TXU Corp. common stock was below these prices. See discussion above under "Debt and Capital Management" regarding repurchases of these securities.

2.    CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

      The following summarizes the effect on results for 2003, reported in the first quarter, of changes in accounting principles effective January 1, 2003:

     Charge from rescission of EITF 98-10, net of tax effect of $34 million....   $(63)
     Credit from adoption of SFAS 143, net of tax effect of $3 million.........      5
                                                                                  ----
          Total net charge.....................................................   $(58)
                                                                                  =====

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
                                                                         ====

      The asset retirement liability at September 30, 2004 was $610 million, comprised of a $599 million liability as of December 31, 2003 and $30 million of accretion during the nine months ended September 30, 2004, reduced by $19 million in reclamation payments.

      With respect to nuclear decommissioning costs, for TXU Corp. the adoption of SFAS 143 results in timing differences in the recognition of asset retirement costs that are being recovered through the regulatory process.

3.    DISCONTINUED OPERATIONS

      The following summarizes the historical consolidated financial information of the businesses reported as discontinued operations:

                                                                 Three Months Ended September 30, 2004
                                                     ------------------------------------------------------------
                                                                           Strategic
                                                        TXU       TXU        Retail   Pedrick-
                                                        Gas    Australia   Services     town    Telecom    Total
                                                      -------  ---------   ---------  --------  -------    ------
Operating revenues...............................      $ 186     $ 146      $   3      $   8     $   -     $ 343
Operating costs and expenses.....................        168       108          4          8         -       288
Other deductions (income) -- net.................          3        (7)         -          -         -        (4)
Interest income..................................          -         -          -          -         -         -
Interest expense and related charges.............          8        12          -          -         -        20
                                                       -----     -----      -----      -----     -----     -----
Operating income (loss) before income taxes......          7        33         (1)         -         -        39
Income tax expense (benefit) ....................         (1)       16          1          -         -        16
                                                       ------    -----      -----      -----     -----     -----
Operating income (loss)..........................          8        17         (2)         -         -        23
Credits (charges) related to exit (after-tax)....        (58)      244         (1)         -         3       188
Recognition of tax benefits......................          -         -          -          -         -        76
                                                       -----     -----      -----      -----     -----     -----
   Income (loss) from discontinued operations....      $ (50)    $ 261      $  (3)     $   -     $   3     $ 287
                                                       ======    =====      ======     =====     =====     =====

                                                             Nine Months Ended September 30, 2004
                                           ------------------------------------------------------------------------
                                                                 Strategic
                                              TXU       TXU       Retail    Pedrick-
                                              Gas     Australia  Services     town    Telecom    Mexico    Total
                                             -----    ---------  --------   --------  -------    ------    ------
Operating revenues.....................      $ 910     $ 835      $  13      $  27     $  54    $   4     $1,843
Operating costs and expenses...........        894       670         16         30        49        4      1,663
Other deductions (income) -- net.......         91        (3)        10          -        16        -        114
Interest income........................          -        (2)         -          -        (5)       -         (7)
Interest expense and related charges...         23        96          -          -        19        -        138
                                             -----     -----      -----      -----     -----    -----      -----
Operating income (loss) before income
   taxes...............................        (98)       74        (13)        (3)      (25)       -        (65)
Income tax expense (benefit) ..........        (21)       27         (4)        (1)       (8)      (1)        (8)
                                             ------    -----      ------     ------    ------   ------     ------
Operating income (loss)................        (77)       47         (9)        (2)      (17)       1        (57)
Credits (charges) related to exit
   (after-tax).........................        (93)      127         (5)       (17)        1       (2)        11
Recognition of tax benefits............          -         -          -          -         -        -        712
                                             -----     -----      -----      -----     -----    -----      -----
   Income (loss) from discontinued
     operations........................      $(170)    $ 174      $ (14)     $ (19)    $ (16)   $  (1)     $ 666
                                             ======    =====      ======     ======    ======   ======     =====

                                              Three Months Ended September 30, 2003
                                 ----------------------------------------------------------------------
                                                      Strategic
                                             TX        Retail     Pedrick-
                                 TXU Gas   Australia  Services     town    Telecom    Mexico    Total
                                 -------   ---------  --------     ----    -------    ------    -----
Operating revenues..............   $ 174     $ 321      $  11      $  10     $  49    $  22      $ 587
Operating costs and expenses....     173       233          8         10        40       22        486
Other deductions (income) -- net.       1        (2)         4          -         8        -         11
Interest income.................       -        (1)         -          -        (2)       -         (3)
Interest expense and related
   charges......................       9        36          -          -        19        -         64
                                   -----     -----      -----      -----     -----    -----      -----
Operating income (loss) before
   income taxes.................      (9)       55         (1)         -       (16)       -         29
Income tax expense (benefit) ...      (3)        9          -          -        (4)       -          2
                                   ------    -----      -----      -----     ------   -----      -----
Operating income (loss)               (6)       46         (1)         -       (12)       -         27
Credit related to exit
   (after-tax)..................       -         -          -          -        37        -         37
                                   -----     -----      -----      -----     -----    -----      -----
   Income (loss) from
     discontinued operations....   $  (6)    $  46      $  (1)     $   -     $  25    $   -      $  64
                                   ======    =====      ======     =====     =====    =====      =====

                                                       Nine Months Ended September 30, 2003
                                   -------------------------------------------------------------------------------
                                                        Strategic
                                    TXU       TXU        Retail     Pedrick-
                                    Gas     Australia   Services     town    Telecom    Mexico   Europe     Total
                                   -----    ---------  ---------    -------- -------  -------   -------     ------
Operating revenues................ $ 993     $ 820      $  54      $  18     $ 117    $  72      $   -     $2,074
Operating costs and expenses......   913       587         49         21       110       74          -     1,754
Other deductions (income) -- net..    (1)      (12)         4          -         8       (2)         -        (3)
Interest income...................    (1)       (4)         -          -        (5)       -          -       (10)
Interest expense and related
   charges........................    31       107          -          -        45        1          -       184
                                   -----     -----      -----      -----     -----    -----      -----     -----
Operating income (loss) before
   income taxes...................    51       142          1         (3)      (41)      (1)         -       149
Income tax expense (benefit)......    18        34          1         (1)      (11)      (1)         -        40
                                   -----     -----      -----      ------    ------   ------     -----     -----
Operating income (loss)               33       108          -         (2)      (30)       -          -       109
Charges related to exit
   (after-tax)...................      -         -          -          -       (23)       -         (2)      (25)
                                   -----     -----      -----      -----     ------   -----      ------    ------
   Income (loss) from
     discontinued operations.....  $  33     $ 108      $   -      $  (2)    $ (53)   $   -         (2)    $  84
                                   =====     =====      =====      ======    ======   =====      ======    =====

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

      Recognition of Tax Benefits - As discussed in Note 1, in connection with an IRS preliminary notice of proposed adjustment issued in June 2004, TXU Corp. has recognized income tax benefits arising from the utilization of the previously unrecognized 2002 worthlessness deduction related to the write-off of the investment in TXU Europe. The $712 million of tax benefits recognized in discontinued operations relate primarily to capital gains generated in prior years as well as the capital gains arising from the sales of TXU Communications, TXU Australia, and TXU Gas, which can be offset by the 2002 worthlessness deduction.

      TXU Australia - On July 30, 2004, TXU Corp. completed the sale of TXU Australia to Singapore Power Ltd. for $3.6 billion, including $1.7 billion of assumed debt and $1.9 billion in cash. A gain on sale of $367 million ($239 million after-tax) was recorded in the third quarter of 2004.

      Results of TXU Australia for the nine months ended September 30, 2004 include an income tax charge of $112 million to establish a deferred tax liability for the excess of the carrying value of the investment in the business over the related tax basis, in accordance with accounting rules, as a result of the decision to sell the business.

      TXU Gas - On October 1, 2004, Atmos Energy Corporation and TXU Gas completed a merger by division, which resulted in the disposition of the operations of TXU Gas for $1.905 billion in cash. The intent to dispose of the operations had been previously disclosed. A pre-tax loss on the transaction of approximately $58 million is now expected, and this amount was recorded as a goodwill impairment charge in the third quarter of 2004. This amount includes the effect of $19 million in discontinued depreciation expense in accordance with accounting rules for assets held for sale. The balance of the loss reflects changes in the terms of the transaction agreement and refinements of previous estimates. Electric Delivery will continue to provide meter reading and shared facilities services to Atmos Energy Corporation under a transition services agreement.

      Results of TXU Gas for year-to-date 2004 reflect an after-tax charge of $99 million in the second quarter to reserve for disallowed regulatory and other assets pursuant to a May 2004 regulatory ruling in connection with the previously disclosed system-wide distribution rate case. TXU Gas has filed a motion for rehearing with the regulatory authority.

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

      In consideration of the additional goodwill amount recorded and the best estimate at that time of the net proceeds from the expected sale of the business and the expected carrying value of the assets to be sold under the definitive sales agreement, a goodwill impairment charge of $35 million (pre and after-tax) was recorded in the second quarter of 2004.

      Pedricktown - In the second quarter of 2004, Energy initiated a plan to sell the Pedricktown, New Jersey 122 MW power production facility and exit the related power supply and gas transportation agreements. Accordingly, results for the second quarter of 2004 included a $17 million after-tax charge to write down the facility to estimated fair market value.

      Telecommunications -- In April 2004, TXU Corp. sold its telecommunications business (TXU Communications) for $524 million in cash and $3 million of assumed debt. In March 2004, TXU Corp. redeemed the remaining outstanding $560 million senior notes of the Pinnacle telecommunications holding company. The business was formerly a joint venture and was consolidated from March 1, 2003 through the sale date.

      Strategic Retail Services -- In December 2003, Energy finalized a formal plan to sell its strategic retail services business, which is engaged principally in providing energy management services. Energy expects to substantially complete the sales of these operations to various parties by year-end 2004. Results in 2004 reflect a $9 million ($6 million after-tax) charge recorded in the second quarter to settle a contract dispute.

      Mexico -- In January 2004, TXU Corp. completed the sale of its majority-owned gas distribution operations in Mexico for $11 million in notes receivable and recorded an after-tax loss of $2 million.

      Balance sheet - The following details the assets and liabilities held for sale as of September 30, 2004:

                                                                 Strategic
                                                                  Retail
                                                     TXU Gas     Services   Pedricktown       Total
                                                     -------     --------   -----------       -----
      Current assets...........................       $  221      $    4       $    2        $   227
      Investments..............................            -           2            -              2
      Goodwill.................................          246           -            -            246
      Property, plant and equipment............        1,662           3           16          1,681
      Other noncurrent assets..................            5           -            -              5
                                                      ------      ------       ------        -------
           Assets held for sale................       $2,134      $    9       $   18        $ 2,161
                                                      ======      ======       ======        =======


      Current liabilities......................       $  100      $    -       $    4        $   104
      Noncurrent liabilities...................          150           -            4            154
                                                      ------      ------       ------        -------
           Liabilities held for sale...........       $  250      $    -       $    8        $   258
                                                      ======      ======       ======        =======

4.    FINANCING ARRANGEMENTS

      Short-term Borrowings -- At September 30, 2004, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings under the three-year revolving credit facility of $565 million at a weighted average interest rate of 4.27%. At December 31, 2003, TXU Corp. had no outstanding short-term borrowings.

      Credit Facilities -- At September 30, 2004, TXU Corp. had credit facilities (some of which provide for long-term borrowings) as follows:

----------------------------------------------------------------------------------------------------------------
                                                                              At September 30, 2004
                                                                  ----------------------------------------------
                                      Maturity     Authorized     Facility  Letters of    Cash
             Facility                   Date        Borrowers      Limit     Credit    Borrowings   Availability
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------
364-day Credit Facility             June 2005     Energy, Electric $  600    $   80       $    -      $   520
                                                   Delivery
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------
Three-Year Revolving Credit                      Energy,Electric
Facility                            June 2007      Delivery         1,400         -          565          835
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------
Five-Year Revolving Credit
Facility                            August 2008  TXU Corp.            500       429            -           71
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------

Five-Year Revolving Credit                       Energy,Electric
Facility                            June 2009      Delivery           500         -            -          500
                                                                   ------    ------       ------     --------
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------
      Total                                                        $3,000    $  509       $  565      $ 1,926
                                                                   ======    ======       ======      =======
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------

      In June 2004, US Holdings, Energy and Electric Delivery replaced $2.25 billion of credit facilities scheduled to mature in 2005 with $2.5 billion of credit facilities for Energy and Electric Delivery maturing in June 2005, 2007 and 2009. These facilities are used for working capital and general corporate purposes and provide back-up for any future issuances of commercial paper by Energy or Electric Delivery. At September 30, 2004, there was no such commercial paper outstanding.

      In April 2004, three credit facilities totaling $2.0 billion (364-day credit facilities expiring in April 2005) were established to provide bridge financing for the repurchase of Energy's exchangeable preferred membership interests. In July 2004, borrowings under these facilities were repaid with the proceeds from Energy's issuance of $800 million floating rate senior notes and part of the proceeds from the TXU Australia sale and the facilities were subsequently terminated.

      TXU Corp.'s $500 million five-year revolving credit facility is with LOC 2003 Trust, a special purpose, wholly-owned subsidiary of TXU Corp. (LOC Trust). LOC Trust, in turn, has a $500 million five-year secured credit facility with a group of lenders. TXU Corp. capitalized LOC Trust with approximately $525 million of cash, which the lenders have invested in permitted investments as directed by LOC Trust. This investment in LOC Trust is reflected on TXU Corp.'s balance sheet as restricted cash (see Note 12). LOC Trust's assets, including the investments, constitute collateral for the benefit of the lenders to secure issuances of letters of credit or loans, and are owned by LOC Trust. LOC Trust is included in the consolidated financial statements of TXU Corp. solely to comply with US GAAP.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). Funding under the program as of September 30, 2004 was $700 million, the maximum amount allowed. Effective June 30, 2004, the program was extended through June 28, 2005. As part of the extension, the maximum amount available under the program was increased from $600 million to $700 million in recognition of seasonal power sales. Additionally, the extension allows for increased availability of funding through a credit ratings-based reduction (based on each originator's credit rating) of customer deposits previously used to reduce the amount of undivided interests that could be sold. Undivided interests will now be reduced by 100% of the customer deposits for a Baa3/BBB- rating; 50% for a Baa2/BBB rating; and zero % for a Baa1/BBB+ and above rating. Effective as of August 31, 2004, in order to consummate the TXU Gas transaction, TXU Receivables Company repurchased from the funding entities the receivables that related to TXU Gas, as an originator, and subsequently assigned those receivables back to TXU Gas, terminating TXU Gas' participation in the receivables program.

      All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes payable was $396 million at September 30, 2004.

      The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services, a direct subsidiary of TXU Corp. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were approximately $8 million and $9 million for the nine-month periods ending September 30, 2004 and 2003 and approximated 1.9% and 2.5% for the first nine months of 2004 and 2003, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to the originators and are reported in SG&A expenses. The servicing fee, which totaled approximately $5 million and $6 million for the first nine months of 2004 and 2003, respectively, compensates TXU Business Services for its services as collection agent, including maintaining the detailed accounts receivable collection records.

      The September 30, 2004 balance sheet reflects $1.1 billion face amount of trade accounts receivable of Energy and Electric Delivery, reduced by $700 million of undivided interests sold by TXU Receivables Company. Funding under the program increased $100 million for the nine months ended September 30, 2004. Funding under the program for the nine months ended September 30, 2003 increased $229 million. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

      Activities of TXU Receivables Company for the nine months ended September 30, 2004 and 2003 were as follows:

                                                                                              Nine Months
                                                                                          Ended September 30,
                                                                                         ---------------------
                                                                                           2004         2003
                                                                                          ------       ------

Cash collections on accounts receivable............................................       $ 6,419     $ 6,349
Face amount of new receivables purchased...........................................        (6,404)     (6,300)
Discount from face amount of purchased receivables.................................            13          15
Program fees paid..................................................................            (8)         (9)
Servicing fees paid................................................................            (5)         (6)
Increase (decrease) in subordinated notes payable..................................          (115)       (278)
                                                                                          --------    --------
Operating cash flows provided to TXU Corp. under the program.......................       $  (100)    $  (229)
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

      Contingencies Related to Sale of Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

      1) all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;
      2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio(delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

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

      Long-Term Debt -- At September 30, 2004 and December 31, 2003, the long-term debt of TXU Corp. consisted of the following:


                                                                                      September 30,   December 31,
                                                                                            2004          2003
                                                                                      -------------   -------------
  Energy
  ------
    Pollution Control Revenue Bonds:
      Brazos River Authority:
    3.000% Fixed Series 1994A due May 1, 2029, remarketing date May 1, 2005(a).......... $    39       $    39
    5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a)..........      39            39
    5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a)........      50            50
    5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a).......     114           118
    7.700% Fixed Series 1999A due April 1, 2033.........................................     111           111
    6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013(a)..      16            16
    7.700% Fixed Series 1999C due March 1, 2032.........................................      50            50
    4.950% Fixed Series 2001A due October 1, 2030, remarketing date April 1, 2004(a)....      --           121
    4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a).....      19            19
    5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a).....     217           274
    1.464% Floating Series 2001D due May 1, 2033........................................     268           271
    1.730% Floating Taxable Series 2001I due December 1, 2036(b)........................      63            63
    1.436% Floating Series 2002A due May 1, 2037(b).....................................      45            61
    6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)......      44            44
    6.300% Fixed Series 2003B due July 1, 2032..........................................      39            39
    6.750% Fixed Series 2003C due October 1, 2038.......................................      52            72
    5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014(a)..      31            31

      Sabine River Authority of Texas:
    6.450% Fixed Series 2000A due June 1, 2021..........................................      51            51
    5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a).....      91            91
    5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a).....     107           107
    5.800% Fixed Series 2003A due July 1, 2022..........................................      12            12
    6.150% Fixed Series 2003B due August 1, 2022........................................      45            45

      Trinity River Authority of Texas:
    6.250% Fixed Series 2000A due May 1, 2028...........................................      14            14
    5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a).....      37            37

    Other:
    6.875% TXU Mining Fixed Senior Notes due August 1, 2005.............................      30            30
    6.125% Fixed Senior Notes due March 15, 2008(c).....................................     250           250
    7.000% Fixed Senior Notes due March 15, 2013........................................   1,000         1,000
    2.380% Floating Rate Senior Notes due January 17, 2006..............................     800            --
    Capital lease obligations...........................................................       9            13
    Other...............................................................................       1             8
    Fair value adjustments related to interest rate swaps...............................      17            11
    Unamortized  discount...............................................................      --            (2)
                                                                                         -------         -----
        Total Energy ...................................................................   3,661         3,085


                                                                                         September 30,   December 31,
                                                                                               2004          2003
                                                                                         -------------   -------------
Electric Delivery
----------------
    8.250% Fixed First Mortgage Bonds due April 1, 2004......................................      --           100
    6.250% Fixed First Mortgage Bonds due October 1, 2004....................................     121           121
    6.750% Fixed First Mortgage Bonds due July 1, 2005.......................................      92            92
    7.625% Fixed First Mortgage Bonds due July 1, 2025.......................................      --           215
    7.375% Fixed First Mortgage Bonds due October 1, 2025....................................      --           178
    6.375% Fixed Senior Secured Notes due May 1, 2012........................................     700           700
    7.000% Fixed Senior Secured Notes due May 1, 2032........................................     500           500
    6.375% Fixed Senior Secured Notes due January 15, 2015...................................     500           500
    7.250% Fixed Senior Secured Notes due January 15, 2033...................................     350           350
    5.000% Fixed Debentures due September 1, 2007(c).........................................     200           200
    7.000% Fixed Debentures due September 1, 2022............................................     800           800
    Unamortized discount.....................................................................     (19)          (30)

TXU Electric Delivery Transition Bond Company LLC(e)
---------------------------------------------------
    2.260% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2007....     80           103
    4.030% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2010....    122           122
    4.950% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2013....    130           130
    5.420% Fixed Series 2003 Bonds due in bi-annual installments through August 15, 2015......    145           145
    3.520% Fixed Series 2004 Bonds due in bi-annual installments through November 15, 2009....    279            --
    4.810% Fixed Series 2004 Bonds due in bi-annual installments through November 15, 2012....    221            --
    5.290% Fixed Series 2004 Bonds due in bi-annual installments through May 15, 2016.........    290            --
                                                                                               ------        ------
       Total TXU Electric Delivery Transition Bond Company LLC................................  1,267           500
                                                                                               ------       -------
       Total Electric Delivery................................................................  4,511         4,226

US Holdings
-----------
    7.170% Fixed Senior Debentures due August 1, 2007.........................................     10            10
    9.580% Fixed Notes due in bi-annual installments through December 4, 2019.................     70            70
    8.254% Fixed Notes due in quarterly installments through December 31, 2021................     65            67
    2.494% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037(d).....      1             1
    8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037................      8             8
                                                                                              -------       -------
        Total US Holdings ....................................................................    154           156

TXU Gas
-------
    6.375% Fixed Notes due February 1, 2004...................................................     --           150
    7.125% Fixed Notes due June 15, 2005......................................................    150           150
    6.564% Fixed Remarketed Reset Notes due January 1, 2008, remarketing date July 1, 2005(a).    125           125
    Unamortized valuation adjustment..........................................................     --             1
                                                                                               -------       -------
        Total TXU Gas.........................................................................    275           426

TXU Corp.
--------
    6.375% Fixed Senior Notes Series B due October 1, 2004....................................    175           175
    6.375% Fixed Senior Notes Series C due January 1, 2008(c).................................    200           200
    4.050% Fixed Senior Notes Series E due August 16, 2004....................................     --             2
    6.375% Fixed Senior Notes Series J due June 15, 2006(c)...................................    683           800
    4.446% Fixed Senior Notes Series K due November 16, 2006 (f)..............................     50           500
    5.450% Fixed Senior Notes Series L due November 16, 2007 remarketing date
      August 16, 2005(f)......................................................................    288           500
    5.800% Fixed Senior Notes Series M due May 16, 2008 remarketing date
      February 16, 2006(f)....................................................................    440           440
    6.000% Fixed Pinnacle Overfund Trust Debt due bi-annually through August 15, 2004.........     --            91
    8.820% Building Financing due bi-annually through February 11, 2022.......................    120           130
    3.100% Floating Convertible Senior Notes due July 15, 2033(d).............................    525           525
    Fair value adjustments related to interest rate swaps.....................................     17            32
    Unamortized discount......................................................................     (1)           (2)
                                                                                              -------       -------
        Total TXU Corp.......................................................................   2,497         3,393
                                                                                              -------       -------

Total TXU Corp. consolidated................................................................   11,098        11,286
Less amount due currently...................................................................    1,704           678
                                                                                              -------       -------
Total long-term debt.......................................................................   $ 9,394       $10,608
                                                                                              =======       =======

------------
   (a) These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
   (b) Interest rates in effect at September 30, 2004. These series are in a flexible or weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit. Series in the flexible mode will be remarketed for periods of less than 270 days.
   (c) Interest rates swapped to floating on an aggregate $1.3 billion principal amount.
   (d) Interest rates in effect at September 30, 2004.
   (e) These bonds are nonrecourse to Electric Delivery.
   (f) Equity-linked.

      See discussion under "Debt and Capital Management Program" in Note 1 regarding debt retirement activity.

      As a result of the cash tender offers for certain debt securities and the legal defeasance of TXU Gas debt securities in October 2004 as discussed in Note 1, $1.2 billion principal amount of debt was classified as long-term debt due currently in the September 30, 2004 balance sheet.

      In July 2004, Energy issued $800 million of floating rate senior notes in a private placement offering with registration rights. The net proceeds of $798 million were used to repay, in part, borrowings outstanding under its fully drawn $1.0 billion 364 day credit facility, which was subsequently terminated. The Notes will bear interest at an annual rate equal to 3-month LIBOR, reset quarterly, plus 0.78% and will mature on January 17, 2006.

      In June 2004, Electric Delivery's wholly-owned, special purpose bankruptcy-remote subsidiary, TXU Electric Delivery Transition Bond Company LLC, issued $790 million aggregate principal amount of transition (securitization) bonds in accordance with a settlement agreement with the Commission and a financing order related to the transition to competition. The bonds were issued in three classes that require bi-annual interest and principal installment payments beginning in November 2004 through specified dates in 2009 through 2016. The transition bonds bear interest at fixed annual rates ranging from 3.52% to 5.29%. Electric Delivery used the proceeds to retire two series of mortgage bonds with an aggregate principal amount of $393 million due in 2025 and repurchase shares of common stock from US Holdings for $375 million. US Holdings used the proceeds it received to repay short-term borrowings. As a result of the retirement of these two series of mortgage bonds, Electric Delivery will be able to release the liens on its outstanding senior secured notes, making them rank equally with Electric Delivery's other senior unsecured debt. No decision has been made as to the timing of such release.

      In April 2004, the Brazos River Authority Series 2001A pollution control revenue bonds with an aggregate principal amount of $121 million were purchased upon mandatory tender. Energy intends to remarket these bonds at a later date.

      Other retirements of long-term debt in 2004 totaling $388 million represent payments at scheduled maturity dates.

      Fair Value Hedges -- TXU Corp. uses fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt. At September 30, 2004, $1.3 billion of fixed rate debt was effectively converted to variable rates through interest rate swap transactions, expiring through 2008. These swaps qualified for and have been designated as fair value hedges using the short-cut method of hedge accounting provided by SFAS 133, as such, the company assumes that changes in the value of the derivative are perfectly offset by changes in the value of the debt; therefore, there is no hedge ineffectiveness recognized.

      In August 2004, fixed-to-variable swaps related to $1.2 billion debt were settled for a gain of $8 million, which will be amortized to offset interest expense over the remaining life of the related debt. In April 2004, fixed-to-variable interest rate swaps related to $100 million of debt were settled for a gain of $3.5 million, which will be amortized to offset interest expense over the remaining life of the debt. In March 2004, fixed-to-variable interest rate swaps related to $400 million of debt were settled for a gain of $18 million, which will also be amortized to offset interest expense over the remaining life of the related debt.

5.    LONG-TERM DEBT HELD BY SUBSIDIARY TRUSTS

      Statutory business trusts have been established as wholly-owned financing subsidiaries of TXU Corp. and TXU Gas. The assets of the trusts consist solely of Junior Subordinated Debentures issued by TXU Corp. or TXU Gas, and the trusts have issued preferred interests, as presented below:

                                                                                   Trust Assets (Long-Term Debt
                                                   Trust Preferred Interests         of TXU Corp. or TXU Gas)
                                                 ------------------------------   ------------------------------
                                                 September 30,    December 31,     September 30,   December 31,
                                                      2004            2003              2004            2003
                                                 -------------   --------------   --------------   -------------
TXU Corp.
---------
Capital I Trust
   (9.2 million units of 7.25% Series due 2029)..  $   --            $  223         $      -        $   237
Capital II Trust
   (6.0 million units of 8.70% Series due 2034)..     145               145              155            155
                                                   ------            ------         --------        -------
    Total........................................     145               368              155            392

TXU Gas
-------

Capital I Trust
   (150 thousand  units of Floating Rate Series
     due 2028).................................       147               147              154            154
                                                   ------            ------         --------        -------
    Total......................................    $  292            $  515         $    309        $   546
                                                   ======            ======         ========        =======

      TXU Corp. and TXU Gas, as the parent companies, own the subsidiary trusts' common interests, which are reported in investments in the balance sheet, and each has effectively issued a full and unconditional guarantee of its trusts' preferred interests.
      The subsidiary trusts have been deconsolidated since the adoption of FIN 46 in the fourth quarter of 2003.

      On October 1, 2004, TXU Gas legally defeased all of the $154 million principal amount TXU Gas Floating Rate Junior Subordinated Debentures, Series A, and this amount is reported in the September 30, 2004 balance sheet as due currently. See Note 1 regarding the TXU Gas transaction.

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

6.    PREFERRED SECURITIES OF SUBSIDIARIES

      Preferred securities of consolidated subsidiaries consist of the following:


                                                                                    September 30,  December 31,
                                                                                        2004           2003
                                                                                    -------------  ------------
     Exchangeable preferred membership interests of Energy, net of
        $104 unamortized discount.............................................         $    -         $  646
     Preferred stock of TXU Gas...............................................             75             75
     Preferred stock of US Holdings...........................................             38             38
                                                                                       ------         ------
     Total....................................................................         $  113         $  759
                                                                                       ======         ======

      Exchangeable Preferred Membership Interests of Energy -- In April 2004, TXU Corp. purchased these securities as discussed in Note 1.

      Preferred Stock of TXU Gas At September 30, 2004, TXU Gas had 75,000 shares of Adjustable Rate Series F Preferred Stock outstanding which are entitled upon liquidation to the stated value of $1,000 per share. All of TXU Gas' preferred stock was redeemed on November 5, 2004 in connection with the TXU Gas transaction. See Note 1 for further discussion.

      Preferred Stock of US Holdings -- At September 30, 2004, US Holdings had 379,231 shares of cumulative, preferred stock without par value outstanding with dividend rates ranging from $4.00 to $5.08 per share. The preferred stock can be redeemed at prices ranging from $101.79 per share to $112.00 per share. The preferred stock is not mandatorily redeemable.

7.    SHAREHOLDERS' EQUITY

      The Board of Directors of TXU Corp., at its August 2004 meeting, declared a quarterly dividend of $0.125 a share, payable October 1, 2004, to shareholders of record on September 3, 2004, and at its May 2004 meeting, declared a quarterly dividend of $0.125 a share, payable July 1, 2004, to shareholders of record on June 4, 2004.

      Certain debt instruments, preference, preferred and other securities contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At September 30, 2004, TXU Corp. was in compliance with these provisions. An Electric Delivery mortgage restricts the payment of dividends to the amount of Electric Delivery's retained earnings.

      The following table presents the changes during the nine months ended September 30, 2004 to common stock equity:

                                                                                     Accumulated       Total
                                                            Additional                   Other         Common
                                                Common        Paid-in    Retained    Comprehensive      Stock
                                                 Stock       Capital      Deficit     Gain (Loss)      Equity
                                                 -----       -------      -------     -----------      ------
Balance at December 31, 2003.................    $    48      $8,097      $(2,498)        $ (28)       $5,619
    Common stock repurchases................          --      (1,226)          --            --        (1,226)
    Common stock issuances..................          15          --           --            --            15
    Exchangeable preferred membership
      interests buyback.....................          --        (849)          --            --          (849)
    Equity -linked securities  repurchased..          --          75           --            --            75
    Cash flow hedges........................          --          --           --           (49)          (49)
    Foreign currency translation............          --          --           --          (145)         (145)
    Dividends...............................          --          --         (131)           --          (131)
    Net income..............................          --          --        1,104            --         1,104
    Other...................................          --          (2)           2             7             7
                                                 -------      ------      -------         -----        ------
Balance at September 30, 2004...............     $    63      $6,095      $(1,523)        $(215)       $4,420
                                                 =======      ======      =======         =====        ======

8.    CONTINGENCIES

      Request from Commodities Futures Trading Commission (CFTC) On April 13, 2004, the CFTC issued a subpoena requiring TXU Corp. to produce information about storage of natural gas, including weekly and monthly storage reports to the Energy Information Administration submitted by TXU Fuel Company and TXU Gas. The request sought information for the period of October 31, 2003 through January 2, 2004. TXU Corp. cooperated with the CFTC by producing the requested information and believes that TXU Gas and TXU Fuel Company have not engaged in any activity that would justify action against them by the CFTC. On August 30, 2004, the CFTC issued a press release confirming that its investigation, which included the investigation regarding gas storage reports, had been closed, and TXU Corp. has received nothing from the CFTC to indicate that the CFTC will take any action against TXU Gas or TXU Fuel.

      Guarantees -- TXU Corp. has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Project development guarantees -- In 1990, US Holdings repurchased an electric co-op's minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op's indebtedness to the US government for the facilities. US Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. US Holdings guaranteed the co-op's payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op's rights under the agreement, and such payments would then be owed directly by US Holdings. At September 30, 2004, the balance of the indebtedness was $134 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the facilities.

      Residual value guarantees in operating leases -- TXU Corp. is the lessee under various operating leases, entered into prior to January 1, 2003 that obligate it to guarantee the residual values of the leased facilities. At September 30, 2004, the aggregate maximum amount of residual values guaranteed was approximately $262 million with an estimated residual recovery of approximately $158 million. The average life of the lease portfolio is approximately seven years.

      Shared saving guarantees -- As part of the operations of the strategic retail services business, which Energy intends to sell (see Note 3), Energy has guaranteed that certain customers will realize specified annual savings resulting from energy management services it has provided. In aggregate, the average annual savings have exceeded the annual savings guaranteed. The maximum potential annual payout is approximately $1 million and the maximum total potential payout is approximately $6 million. No shared savings guarantees were issued during the nine months ended September 30, 2004 that required recording a liability. The average remaining life of the portfolio is approximately seven years. These guarantees will be transferred or eliminated as part of expected transactions for the sale of the strategic retail services business.

      Letters of credit -- Energy has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $384 million of letters of credit were outstanding at September 30, 2004 to support existing floating rate pollution control revenue bond debt of approximately $376 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit expire in 2008.

      US Holdings has outstanding letters of credit in the amount of $12 million for miscellaneous credit support requirements. Although the average life of the letters of credit is for approximately one year, the obligation to provide guarantees is ongoing.

      Energy has outstanding letters of credit in the amount of $113 million to support hedging and risk management margin requirements in the normal course of business. As of September 30, 2004, approximately 84% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the next six years.

      Surety bonds -- TXU Corp. has outstanding surety bonds of approximately $30 million to support performance under various subsidiary contracts and legal obligations in the normal course of business. The term of the surety bond obligations is approximately one year.

      Other -- US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $7 million at September 30, 2004, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5.5% to 7.0%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all its contract rights and obligations in connection with $8 million remaining principal amount of bonds at September 30, 2004, issued for similar purposes, which had previously been guaranteed by US Holdings. US Holdings is, however, contingently liable in the event of default by the municipality.

      In 1992, a discontinued engineering and construction business of TXU Gas completed construction of a plant, the performance of which is warranted by TXU Gas through 2008. The maximum contingent liability under the guarantee is approximately $104 million. No claims have been asserted under the guarantee and none are anticipated. TXU Corp. retains this contingent liability under the terms of the TXU Gas transaction agreement.

      Income Tax Contingencies -- TXU Corp. is currently under audit by the IRS with respect to tax returns for various tax periods subsequent to 1992 and prior to 2003, and are subject to audit by other taxing authorities and by the IRS for subsequent tax periods. The amount and timing of any tax assessments resulting from these audits are uncertain, and could have a material effect on the company's liquidity and results of operations. Certain material audit matters as to which management believes there is a reasonable possibility of a future tax assessment are discussed below.

      TXU Europe -- On its US federal income tax return for calendar year 2002, TXU Corp. claimed an ordinary loss deduction related to the worthlessness of TXU Corp.'s investment in TXU Europe, the tax benefit of which is estimated to be $983 million (assuming the deduction is sustained on audit). Due to a number of uncertainties regarding the proper tax treatment of the worthlessness loss, no portion of the tax benefit related to TXU Corp.'s 2002 write-off of its investment in TXU Europe was recognized in income prior to the second quarter of 2004. As discussed in Note 1, $711 million of the tax benefit was recognized in the second quarter of 2004, and an additional $76 million was recognized in the third quarter.

      In June 2004, the IRS issued a preliminary notice of proposed adjustment proposing to disallow the 2002 worthlessness deduction and treat the worthlessness as a capital loss (deductible only against capital gains). The preliminary notice was finalized in September 2004. The notice of proposed adjustment is not binding on the IRS; therefore, it is uncertain what positions the IRS might ultimately assert or what, if any, tax liability might result.

      The tax benefits recognized by TXU Corp. during the second and third quarters of 2004 were based on the capital loss and ordinary deductions allowed by the IRS in accordance with the IRS notice of proposed adjustment, adjusted to exclude the effects of elements of the IRS notice that TXU Corp. believes are without merit and unlikely to be sustained. Based on the assumptions used to calculate the tax benefit, TXU Corp. would be required to repay $463 million in tax refunds previously received (including interest through September 30, 2004). No material earnings charge is expected with respect to any such repayment. TXU Corp. is unable to predict the timing of any such repayment.

      TXU Corp. believes that its original tax reporting of the worthlessness of its investment in TXU Europe as an ordinary deduction was proper and intends to protest the IRS's proposed adjustments. If TXU Corp.'s position is sustained, it would recognize in income the remaining $196 million benefit of the deduction.

      TXU Gas -- In April 2003, the IRS proposed to TXU Gas certain adjustments to the US federal income tax returns of ENSERCH Corporation (the acquired predecessor of TXU Gas) for the 1993 calendar year. TXU Gas appealed the proposed adjustments to the IRS Appeals Office and in June 2004, the IRS Appeals Office rejected the substance of TXU Gas' appeal of the IRS proposed adjustments, refused to consider a settlement of the disputed issues, and returned the case to the Examination Division to address loss carryback claims from subsequent years. If the matter is resolved against TXU Gas, TXU Gas would be assessed a deficiency of $66 million (including penalty and interest through September 30, 2004, before taking into account carryback claims). In addition, TXU Gas would have tax liabilities of $40 million (plus any interest and penalty assessed) related to subsequent years, for which audits have not yet been completed.

      Based on the unsuccessful settlement negotiations, additional tax reserves of $47 million were recorded during the second quarter of 2004 to account for the excess of the tax, penalty, and interest asserted by the IRS over the amount of tax reserves previously recorded. The portion of the additional tax reserve related to the pre-acquisition tax, penalty, and interest ($30 million) has been charged to goodwill, and the remaining portion related to interest for periods after August 5, 1997 ($17 million) was charged to income. TXU Gas has the right to appeal the IRS's proposed adjustments through a court proceeding, and is currently evaluating its legal options. The results of TXU Gas are presented as discontinued operations as discussed in Note 3. Management believes that reserves recorded related to these matters are adequate. Under the definitive transaction agreement, the buyer of the TXU Gas operations will not assume liabilities, among others, related to ENSERCH tax returns contested by the IRS.

      Legal Proceedings -- Management had assessed the progress and status of matters in litigation, and in the second quarter of 2004 recorded an accrual of $100 million ($65 million after-tax), reported in other deductions, for the expected resolution of certain of these cases.

      On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against Energy and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An amended complaint was filed in February 2004 that joined additional, unaffiliated defendants. Three retail electric providers filed motions for leave to intervene in the action alleging claims substantially identical to TCE's. In addition, approximately 25 purported former customers of TCE filed a motion to intervene in the action alleging claims substantially identical to TCE's, both on their own behalf and on behalf of a putative class of all former customers of TCE. An order granting Energy's Motion to Dismiss based on the filed rate doctrine was entered on June 24, 2004. TCE has appealed the dismissal, however, Energy believes the dismissal of the antitrust claims was proper and that it has not committed any violation of the antitrust laws. Further, the Commission's investigation of the market conditions in late February 2003 has not resulted in any findings adverse to TXU Corp. Accordingly, TXU Corp. believes that TCE's and the interveners' claims against Energy and its subsidiary companies are without merit and Energy and its subsidiaries intend to vigorously defend the lawsuit on appeal. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action.

      On April 28, 2003, a lawsuit was filed by a former employee of TXU Portfolio Management in the United States District Court for the Northern District of Texas, Dallas Division, against TXU Corp., Energy and TXU Portfolio Management. The Court has reset this case for trial on June 6, 2005 and discovery in the case is proceeding. Plaintiff asserts claims under Section 806 of Sarbanes-Oxley arising from plaintiff's employment termination and claims for breach of contract relating to payment of certain bonuses. Plaintiff seeks back pay, payment of bonuses and alternatively, reinstatement or future compensation, including bonuses. TXU Corp. believes the plaintiff's claims are without merit. The plaintiff was terminated as the result of a reduction in force, not as a reaction to any concerns the plaintiff had expressed, and plaintiff was not in a position with TXU Portfolio Management such that he had knowledge or information that would qualify the plaintiff to evaluate TXU Corp.'s financial statements or assess the adequacy of TXU Corp.'s financial disclosures. Thus, TXU Corp. does not believe that there is any merit to the plaintiff's claims under Sarbanes-Oxley. TXU Corp., Energy and TXU Portfolio Management dispute the plaintiff's claims and intend to vigorously defend the litigation.

      On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This case was transferred to the Beaumont Division of the Eastern District of Texas and on March 24, 2004 subsequently transferred to the Northern District of Texas, Dallas Division. This action is brought by an individual, alleged to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. Defendants have filed a motion to dismiss the lawsuit which is pending before the court; however, as a result of the dismissal of the antitrust claims in the litigation described above brought by TCE, the parties have agreed to stay this litigation until the appeal in the TCE case has been decided. TXU Corp. believes that the plaintiff lacks standing to assert any antitrust claims against TXU Corp. or TXU Portfolio Management, and that defendants have not violated antitrust laws or other laws as claimed by plaintiff. Therefore, TXU Corp. believes that plaintiff's claims are without merit and plans to vigorously defend the lawsuit. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action.

      In November 2002 and February and March 2003, three lawsuits were filed in the United States District Court for the Northern District of Texas asserting claims under ERISA on behalf of a putative class of participants in and beneficiaries of various employee benefit plans of TXU Corp. These ERISA lawsuits have been consolidated, and a consolidated complaint was filed in February 2004 against TXU Corp., the directors of TXU Corp., Erle Nye, Peter B. Tinkham, Kirk R. Oliver, Biggs C. Porter, Diane J. Kubin, Barbara B. Curry and

Richard Wistrand. On February 10, 2004, the plaintiffs filed their motion for and memorandum in support of class certification. After class certification discovery was completed the Court denied Plaintiffs' initial class certification motion without prejudice and granted Plaintiffs' leave to amend their complaint. Plaintiffs' second class certification motion remains pending and TXU Corp. and the individual defendants oppose class certification. The plaintiffs seek to represent a class of participants in such employee benefit plans during the period between April 26, 2001 and October 11, 2002. TXU Corp. believes the claims are without merit and intends to vigorously defend the lawsuit.

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

      Other Contingencies --In October 2003, the former directors and officers of TXU Europe Limited and subsidiaries that are now in administration (collectively TXU Europe), who include current and former officers of TXU Corp. and subsidiary companies, received notices from certain creditors and the administrators of TXU Europe of various claims or potential claims relating to losses incurred by creditors, including claims for alleged omissions from a securities offering document and alleged breaches by directors of their English law duties as directors of these companies in failing to minimize the potential losses to the creditors of TXU Europe. Under the terms of the indemnification agreements and bylaw and charter provisions that provide for indemnification of corporate officers and directors, TXU Corp. or one of its subsidiaries will be obligated to indemnify these persons from these and similar claims, unless it is determined that the directors or corporate officer's acts were committed in bad faith, were the result of active and deliberate dishonesty or that the individual personally gained a financial profit to which he was not legally entitled. Similar claims have been asserted directly against TXU Corp. as well. The administrators of certain of the TXU Europe companies have also given TXU Corp. written notice of the basis for the claims alleged against TXU Corp. and certain individual TXU Corp. officers and directors and TXU Corp. has been in contact with the administrators regarding such claims. TXU Corp. believes that these claims are without merit and intends to vigorously defend any such claims if they are ultimately asserted. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action.

      General -- In addition to the above, TXU Corp. is involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of each, should not have a material effect upon its financial position, results of operations or cash flows.

9.    RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

      Net pension and other postretirement benefit costs recognized during the three and nine months ended September 30, 2004 and 2003 are comprised of the following:

                                                                        Three Months Ended    Nine Months Ended
                                                                           September 30,        September 30,
                                                                        ------------------    -----------------
                                                                          2004       2003      2004      2003
                                                                         ------     ------    ------    ------
Components of Net Pension Costs:
  Service cost.....................................................       $  9       $ 12      $ 34      $37
  Interest cost....................................................         34         29        98       98
  Expected return on assets........................................        (40)       (33)     (106)     (110)
  Amortization of unrecognized prior service cost..................          1          1         3        4
  Amortization of net loss.........................................          -          2         8        4
  Curtailment loss.................................................          1          -         5        -
                                                                          ----       ----      ----      ---
    Net periodic pension cost......................................       $  5       $ 11      $ 42      $33
                                                                          ====       ====      ====      ===
Components of Net Periodic Postretirement Benefit Costs:
  Service cost.....................................................       $  4       $  4      $ 12      $13
  Interest cost....................................................         13         17        44       49
  Expected return on assets........................................         (4)        (4)      (13)     (11)
  Amortization of unrecognized net transition asset................          -          2         1        4
  Amortization of unrecognized prior service cost..................         (1)         -        (2)       -
  Amortization of net loss.........................................          6          7        20       22
  Curtailment gain.................................................          -          -        (1)       -
                                                                          ----       ----      -----     ---
    Net postretirement benefit cost................................       $ 18       $ 26      $ 61      $77
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

      At September 30, 2004, TXU Corp. estimates that its total cash contributions to the pension and other postretirement benefit plans for the remainder of 2004 will not be materially different than previously disclosed in the 2003 Form 10-K.

10.   SEGMENT INFORMATION

      TXU Corp.'s operations are aligned into two reportable segments: Energy and Electric Delivery. The segments are managed separately because they are strategic business units that offer different products or services. TXU Australia was previously reported as a separate segment.

      Energy - consists of operations, principally in the competitive Texas market, involving power production (electricity generation), retail and wholesale energy sales, and hedging and risk management activities.

      Electric Delivery - consists of regulated operations involving the transmission and distribution of electricity in Texas.

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

      No customer provided more than 10% of consolidated revenues.


                                                                       Three Months Ended    Nine Months Ended
                                                                          September 30,        September 30,
                                                                       ------------------    -----------------
                                                                         2004       2003      2004       2003
                                                                        ------     ------    ------     ------
  Operating revenues:
      Energy............................................................  $2,517    $2,437     $6,589    $6,243
      Electric Delivery.................................................     648       613      1,688     1,605
      Corporate and other ..............................................       7         5         24        10
      Eliminations......................................................    (429)     (440)    (1,123)   (1,167)
                                                                          ------    ------     ------    ------
         Consolidated...................................................  $2,743    $2,615     $7,178    $6,691
                                                                          ======    ======     ======    ======

  Regulated revenues included in operating revenues:
      Energy ...........................................................  $    -    $    -      $   -     $   -
      Electric Delivery.................................................     648       613      1,688     1,605
      Corporate and other...............................................       -         -          -         -
      Eliminations......................................................    (417)     (441)    (1,101)   (1,167)
                                                                          ------    ------     ------    ------
         Consolidated...................................................  $  231    $  172     $  587    $  438
                                                                          ======    ======     ======    ======

  Affiliated revenues included in operating revenues:
      Energy ...........................................................  $    8    $  (1)     $    7    $    -
      Electric Delivery.................................................     417       441      1,101     1,167
      Corporate and other...............................................       4         -         15         -
      Eliminations......................................................    (429)     (440)    (1,123)   (1,167)
                                                                          ------    ------     ------    ------
         Consolidated...................................................  $    -    $    -     $    -    $    -
                                                                          ======    ======     ======    ======

  Income (loss) from continuing operations before extraordinary gain and cumulative effect of changes in accounting principles:
      Energy ...........................................................  $  309    $  250      $ 408     $ 440
      Electric Delivery.................................................     107       125        220       239
      Corporate and other...............................................     (36)      (42)      (206)     (152)
                                                                          ------    ------     ------    ------
         Consolidated...................................................  $  380    $  333     $  422     $ 527
                                                                          ======    ======     ======     =====


11.  DERIVATIVES AND HEDGES

      As of September 30, 2004, it is expected that $78 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. Of this amount, $62 million relates to commodity hedges and $16 million relates to financing-related hedges.

      TXU Corp. experienced net hedge ineffectiveness of $4 million and $21 million, reported as a loss in revenues, for the three and nine months ended September 30, 2004, respectively. For the three and nine months ended September 30, 2003, there were no hedge ineffectiveness losses.

      The net effect of unrealized mark-to-market ineffectiveness accounting (versus settlement accounting), which includes the above amounts as well as the effect of reversing unrealized gains and losses recorded in previous periods to offset realized gains and losses in the current period, totaled $3 million and $20 million, respectively, in net losses for the three and nine months ended September 30, 2004 and $10 and $24 million in net gains for the three and nine months ended September 30, 2003.

12.   SUPPLEMENTARY FINANCIAL INFORMATION

      Regulated Versus Unregulated Operations --
                                                                       Three Months Ended    Nine Months Ended
                                                                          September 30,        September 30,
                                                                       -------------------   ------------------
                                                                         2004       2003      2004       2003
                                                                        ------     ------    ------     ------
       Operating revenues:
         Regulated..................................................    $ 648      $ 613     $1,688   $ 1,605
         Unregulated................................................    2,524      2,442      6,613     6,254
         Intercompany sales eliminations-regulated..................     (417)      (441)    (1,101)   (1,167)
         Intercompany sales eliminations-unregulated ...............      (12)         1        (22)       (1)
                                                                        ------     -----      -----     -----
               Total operating revenues.............................    2,743      2,615      7,178     6,691
       Costs and operating expenses:
         Cost of energy sold and delivery fees-unregulated*.........    1,134      1,102      3,053     2,879
         Operating costs-regulated..................................      193        175        547       524
         Operating costs-unregulated................................      144        161        510       501
         Depreciation and amortization-regulated....................      116         78        286       215
         Depreciation and amortization-unregulated..................       94        105        293       320
         Selling, general and administrative expenses-regulated.....       48         49        141       145
         Selling, general and administrative expenses-unregulated...      232        178        664       499
         Franchise and revenue-based taxes-regulated................       66         63        183       183
         Franchise and revenue-based taxes-unregulated..............       28         29         82        97
         Other income...............................................      (48)       (23)       (73)      (49)
         Other deductions...........................................       20          7        477        30
         Interest income............................................      (14)        (5)       (20)      (20)
         Interest expense and related charges.......................      163        194        521       597
                                                                        -----      -----      -----     -----
               Total costs and expenses.............................    2,176      2,113      6,664     5,921
                                                                        -----      -----      -----     -----
       Income (loss) from continuing operations before income
         taxes and cumulative effect of changes in accounting
         principles.................................................    $ 567      $ 502      $ 514     $ 770
                                                                        =====      =====      =====     =====

-----------
         *Includes cost of fuel consumed of $308 million and $402 million for the three months ended September 30, 2004 and 2003, respectively, and $770 million and $1.2 billion for the nine months ended September 30, 2004 and 2003, respectively. The balance in each period represents energy purchased for resale and delivery fees.

      The operations of the Energy segment are included above as unregulated, as the Texas market is open to competition. However, retail pricing to residential customers in its historical service territory continues to be subject to transitional regulatory provisions.



      Other Income and Deductions --
                                                                       Three Months Ended    Nine Months Ended
                                                                          September 30,        September 30,
                                                                       -------------------   -----------------
                                                                         2004       2003      2004       2003
                                                                        ------     ------    ------     ------
       Other income:
           Net gain on sale of businesses and other properties......     $  47     $  20      $  65     $  41
           Equity portion of allowance for funds used during
             construction...........................................         -         1          1         3
           Other....................................................         1         2          7         5
                                                                         -----     -----      -----     -----
             Total other income.....................................     $  48     $  23      $  73     $  49
                                                                         =====     =====      =====     =====
       Other deductions:
           Software write-off.......................................     $  (2)    $   -      $ 109     $   -
           Litigation charge........................................         -         -        100         -
           Employee severance charges...............................         3         -        111         -
           Spare parts inventory writedown..........................         -         -         79         -
           Debt extinguishment losses...............................        11         1         54         -
           Equity in debt extinguishment losses of financing trusts.         -         -          6         -
           Equity in losses of telecommunications joint venture.....         -         -          -        17
           Transaction-related fees.................................         1         -          4         -
           Expenses related to impaired construction projects.......         1         2          5         4
           Write-off of frequency licenses..........................         -         -          -         3
           Casualty loss (gas storage explosion)....................         5         -          5         -
           Premium on redemption of preferred stock.................         -         3          -         3
           Other....................................................         1         1          4         3
                                                                         -----     -----      -----     -----
             Total other deductions.................................     $  20     $   7      $ 477     $  30
                                                                         =====     =====      =====     =====

      Severance Liability Related to Restructuring Activities
                                                                                  Electric    Corp
                                                                        Energy    Delivery   & Other    Total
                                                                        ------    --------   ------     -----

       Liability for severance costs accrued as of June 30, 2004....     $  84     $  18      $   4     $ 106
           Additions to liability...................................         3         -          -         3
           Payments charged against liability.......................       (53)       (7)        (3)      (63)
           Other adjustments to the liability.......................         -         -         (1)       (1)
                                                                         -----     -----      ------    ------
       Liability  for  severance  costs accrued as of September 30,
             2004...................................................     $  34     $  11      $   -     $  45
                                                                         =====     =====      =====     =====

      The above table excludes severance capitalized as a regulatory asset or included in discontinued operations.

      Interest Expense and Related Charges --
                                                                       Three Months Ended    Nine Months Ended
                                                                          September 30,        September 30,
                                                                       -------------------  -------------------
                                                                         2004       2003      2004       2003
                                                                        ------     ------    ------     ------
Interest (a)......................................................       $  156     $  165    $  470     $  537
Distributions on exchangeable preferred membership interests of               -        -17        22         17
Energy (a)........................................................
Interest on long-term debt held by subsidiary trust...............            3          7        15         23
Preferred stock dividends of subsidiaries.........................            1          1         1          5
Amortization of debt discounts, premiums and issuance cost........            7          7        22         24
Allowance for borrowed funds used during construction and                    (4)        (3)       (9)        (9)
                                                                         -------    ------    -------    ------
capitalized interest..............................................
      Total interest expense and related charges..................       $  163     $  194    $  521     $  597
                                                                         ======     ======    ======     ======

  (a)Interest for the nine months ended September 30, 2003, includes $34 million related to the exchangeable subordinated notes that were exchanged for exchangeable preferred membership interests in July 2003. Distributions on preferred membership interests in the 2004 periods include amounts through April 2004, when these securities were purchased by TXU Corp.

      Regulatory Assets and Liabilities --
                                                                                    September 30,  December 31,
                                                                                        2004           2003
                                                                                    -------------  ------------
Regulatory Assets:
Generation-related regulatory assets securitized by transition bonds........          $1,640         $1,654
Securities reacquisition costs..............................................             127            121
Recoverable deferred income taxes -- net....................................              98             96
Other regulatory assets.....................................................             162             95
                                                                                      ------         ------
    Total regulatory assets.................................................           2,027          1,966

Regulatory Liabilities:
Investment tax credits and protected excess deferred  taxes.................              81             88
Over collection of transition bond (securitization) revenues ...............              24              6
                                                                                      ------         ------
    Total regulatory liabilities............................................             105             94
                                                                                      ------         ------
       Net regulatory assets................................................          $1,922         $1,872
                                                                                      ======         ======

      Included in net regulatory assets are assets of $121 million at September 30, 2004 and December 31, 2003, that are earning a return. The regulatory assets, other than those subject to securitization, have a remaining recovery period of 15 to 47 years.

      Included in other regulatory assets as of September 30, 2004 was $42 million related to nuclear decommissioning liabilities.

      Restricted Cash -- At September 30, 2004, TXU Corp. had a $525 million investment in LOC Trust, accounted for as restricted cash, representing collateral to support a $500 million credit facility (see Note 4). The remaining restricted cash reported in investments on the balance sheet as of September 30, 2004 included $39 million held as collateral for letters of credit issued and $10 million principally related to payment of fees associated with the securitization bonds and $5 million in reserve for shortfalls of transition charges. At September 30, 2004, the TXU Electric Delivery Transition Bond Company LLC had $29 million of restricted cash, representing collections from customers that secure its securitization bonds and may be used only to service its debt and pay its expenses.

      Accounts Receivable -- At September 30, 2004 and December 31, 2003, accounts receivable of $1.1 billion are stated net of allowance for uncollectible accounts of $42 million and $56 million, respectively. During the nine months ended September 30, 2004, bad debt expense was $76 million, account write-offs were $90 million and other activity increased the allowance for uncollectible accounts by $3 million. During the nine months ended September 30, 2003, bad debt expense was $69 million, account write-offs were $65 million and other activity decreased the allowance for uncollectible accounts by $5 million. Allowances related to receivables sold are reported in other current liabilities and totaled $36 million and $42 million at September 30, 2004 and December 31, 2003, respectively.

      Accounts receivable included $454 million and $438 million of unbilled revenues at September 30, 2004 and December 31, 2003, respectively.

      Intangible Assets -- Intangible assets other than goodwill are comprised of the following:

                                                    As of September 30, 2004        As of December 31, 2003
                                                  -----------------------------  ----------------------------
                                                   Gross                          Gross
                                                  Carrying  Accumulated          Carrying   Accumulated
                                                   Amount    Amortization   Net   Amount   Amortization   Net
                                                   ------    ------------   ---   ------   ------------   ---

Intangible assets subject to amortization
   included in property, plant and equipment:
   Capitalized software placed in service....       $ 439       $ 299     $ 140     $ 512      $ 248      $ 264
   Land easements............................         172          61       111       176         66        110
   Other.....................................          31          22         9        31         21         10
                                                    -----       -----     -----     -----      -----      -----
     Total...................................       $ 642       $ 382     $ 260     $ 719      $ 335      $ 384
                                                    =====       =====     =====     =====      =====      =====

      Aggregate TXU Corp. amortization expense for intangible assets for the nine months ended September 30, 2004 and 2003 was $50 million and $52 million, respectively. At September 30, 2004, the weighted average useful lives of capitalized software, land easements and other were 7 years, 70 years and 40 years, respectively.

      During the second quarter of 2004, TXU Corp. wrote-off certain software projects, resulting in a charge of $110 million ($72 million after-tax). See
Note 1 for further discussion.

      Goodwill of $542 million reported in the consolidated balance sheet as of September 30, 2004, relates to Energy ($517 million) and Electric Delivery ($25 million). Assets held for sale reported in the consolidated balance sheet include goodwill of $246 million related to TXU Gas. Goodwill was reduced by $16 million in the second quarter of 2004, reflecting an allocation of Energy goodwill to the disposed TXU Fuel Company business.

      Commodity Contracts -- At September 30, 2004 and December 31, 2003, current and noncurrent commodity contract assets, arising largely from mark-to-market accounting, totaled $936 million and $657 million, respectively, and are stated net of applicable credit (collection) and performance reserves totaling $23 million and $18 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts. Current and non-current commodity contract liabilities totaled $854 million and $549 million at September 30, 2004 and December 31, 2003, respectively.


      Inventories by Major Category --

                                                                                    September 30,  December 31,
                                                                                        2004           2003
                                                                                    -------------  ------------
Materials and supplies.........................................................        $  167         $  258
Fuel stock.....................................................................            79             78
Gas stored underground.........................................................            84             83
                                                                                       ------         ------
     Total inventories.........................................................        $  330         $  419
                                                                                       ======         ======

      As described in Note 1, Energy recorded a charge of $79 million ($51 million after-tax) in the second quarter of 2004 to write down spare parts and equipment inventory.

      Property, Plant and Equipment -- As of September 30, 2004 and December 31, 2003, property, plant and equipment of $16.5 billion and $16.8 billion, respectively, is stated net of accumulated depreciation and amortization of $11.1 billion and $11.0 billion, respectively.

      As of September 30, 2004, substantially all of Electric Delivery's electric utility property, plant and equipment (with a net book value of $6.5 billion) was pledged as collateral for Electric Delivery's first mortgage bonds and senior secured notes.

      Supplemental Cash Flow Information --

      The consolidation of Pinnacle in 2003 was a noncash activity. The sale of TXU Australia included the assumption of debt by the purchaser, a noncash activity.

      See Note 2 for the effects of adopting SFAS 143, which were noncash in nature.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



TXU Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Corp. and subsidiaries (TXU Corp.) as of September 30, 2004, and the related condensed statements of consolidated income and of comprehensive income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the condensed statements of consolidated cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of TXU Corp.'s management.

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


Dallas, Texas
November 4, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

      TXU Corp. is a holding company conducting its operations principally through its Energy and Electric Delivery subsidiaries. Energy is engaged in electricity generation and retail and wholesale energy sales. Electric Delivery engages in regulated electricity transmission and distribution operations. On October 1, 2004, TXU Corp. and Atmos Energy Corporation completed a merger by division (the TXU Gas transaction) in which Atmos Energy Corpration acquired TXU Gas' operations for approximately $1.905 billion in cash. See "TXU Gas Transaction" below

      TXU Corp. has two reportable segments: Energy and Electric Delivery. (See
Note 10 to Financial Statements for further information concerning reportable business segments.)

Changes in Business
-------------------
      Strategic Initiatives and Other Actions -Mr. C. John Wilder, who was named president and chief executive of TXU Corp. in February 2004, and senior management have been reviewing the operations of TXU Corp. and have formulated certain strategic initiatives and continue to develop others. Areas being reviewed include:

      o Performance in competitive markets, including profitability in new markets;
      o    Cost structure, including organizational alignments and headcount;
      o Management of natural gas price risk and cost effectiveness of the generation fleet; and
      o    Non-core business activities.

      TXU Corp. anticipates performance improvements as a result of various strategic initiatives, including lower administrative support costs, more efficient and cost-effective utilization of generation-related assets and increased return on investments. As discussed below, implementation of the strategic initiatives as well as other actions taken to date have resulted in the following effects on income from continuing operations before extraordinary gain:

      o TXU Corp. has recorded total charges of $19 million ($12 million after-tax) in the third quarter of 2004 and $469 million ($311 million after-tax) year-to-date, reported largely in other deductions, related to asset writedowns, employee severance, debt extinguishment losses and litigation.
      o In addition, TXU Corp. has incurred consulting and professional fees related to the strategic initiatives totaling $15 million ($10 million after-tax) in the third quarter of 2004 and $34 million ($22 million after-tax) year-to-date, reported in SG&A expenses, and nonrecurring contractual executive compensation expense of $52 million year-to-date (without tax benefit), also reported in SG&A expenses.
      o A $75 million income tax benefit was recorded in the second quarter of 2004 to recognize a portion of the previously reserved tax benefit associated with the write-off of TXU Corp.'s investment in TXU Europe. Such recognition was triggered by the tax effects of the sale of the assets of TXU Fuel Company.
      o In the third quarter of 2004, TXU Corp. recorded gains on the disposition of Energy properties totaling $18 million ($12 million after-tax), reported in other income.

      Additional effects of the strategic initiatives, including the dispositions of TXU Australia and TXU Gas and additional tax benefits related to the write-off of the investment in TXU Europe, are reflected in results from discontinued operations.

      Charges recorded in the three-month and nine-month periods ended September 30, 2004 and 2003 reported in other deductions are detailed in Note 12 to Financial Statements.

      The review of TXU Corp.'s operations and formulation of strategic initiatives is ongoing, and additional charges are expected. The phases of the plan resulting in the charges to date are anticipated to be largely completed in 2004. Upon completion of each phase of the plan, TXU Corp. expects to fully describe the actions intended to improve the financial performance of its operations. Certain of the strategic initiatives described below could result in additional material charges that TXU Corp. is currently unable to predict. In addition, other new strategic initiatives are likely to be undertaken that could also materially affect TXU Corp.'s financial results.

      Capgemini Energy Agreement
      --------------------------

      On May 17, 2004, TXU Corp. entered into a services agreement with a subsidiary of Cap Gemini North America Inc., Capgemini Energy LP (Capgemini), a new company initially providing business process support services to TXU Corp., but immediately implementing a plan to offer similar services to other utility companies. Under the ten-year agreement, over 2,500 employees transferred from subsidiaries of TXU Corp. to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee, subject to adjustment for volumes or other factors, include information technology, customer call center, billing, human resources, supply chain and certain accounting activities. TXU Corp. expects that the Capgemini arrangement will result in lower costs and improved service levels.

      As part of the agreements, TXU Corp. provided Capgemini a royalty-free right, under an asset license arrangement, to use TXU Corp.'s information technology assets, consisting primarily of capitalized software. A portion of the software was in development and had not yet been placed in service by TXU Corp. As a result of outsourcing its information technology activities, TXU Corp. no longer intends to develop the majority of these projects and from TXU Corp.'s perspective the software is abandoned. The agreements with Capgemini do not require that any software in development be completed and placed in service. Consequently, the carrying value of these software projects was written off in the second quarter of 2004, resulting in a charge of $109 million ($71 million after-tax), reported in other deductions, essentially all of which was recorded in the second quarter of 2004. TXU Corp. expects to rely on Capgemini for future enhancements and modifications to the software in use at the time of the transaction.

      TXU Corp. received a 2.9% limited partnership interest in Capgemini in exchange for the asset license described above. TXU Corp. has the right to sell (the "put option") all its interest in the partnership and the software to Cap Gemini America Inc. for $200 million, plus TXU Corp.'s share of Capgemini's undistributed earnings, upon expiration of the services agreement, or earlier upon the occurrence of certain unexpected events. Cap Gemini North America Inc. has the right to purchase TXU Corp.'s 2.9% limited partnership interest in Capgemini under the same terms and conditions. The partnership interest has been recorded at an initial value of $2.9 million and is being accounted for on the cost method.

      TXU Corp. has recorded the fair value of the put option as a noncurrent asset largely offset by a reduction to the carrying value of the software, in accordance with the accounting principles related to sales and licensing of internally developed software described in AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The remaining balance of the software is being amortized over the estimated remaining lives.

      Also as part of the agreements, TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former TXU Corp. employees terminated within 18 months of their transfer to Capgemini. Accordingly, TXU Corp. recorded a $40 million ($26 million after-tax) charge for severance expense in the second quarter of 2004, which represents a reasonable estimate of the indemnity and is reported in other deductions. In addition, TXU Corp. committed to pay up to $25 million for costs associated with transitioning the outsourced activities to Capgemini. The transition costs are expected to be largely recorded by TXU Corp. during the fourth quarter of 2004.

      Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreement, as well as the payment of $200 million in connection with the put option.

      The transfer of employees to Capgemini triggered a curtailment with respect to TXU Corp.'s pension and other post-employment benefit plans. In the second quarter of 2004, TXU Corp. recorded a net pre-tax curtailment charge of $3 million, reported in other deductions, related to these plans. The curtailment required a remeasurement of liabilities under the plans as of the employee transfer date. The estimated effect of the employee transfers, combined with changes in the discount rate and other assumptions, was a reduction in pension and other postretirement expenses of approximately $36 million on an annualized basis effective July 1, 2004.

      On July 1, 2004, TXU Corp. loaned Capgemini $25 million for working capital purposes pursuant to a promissory note that bears interest at a market-based annual rate of 4% and matures on July 1, 2019.

      Sale of TXU Australia
      ---------------------

      On July 30, 2004, TXU Corp. completed the sale of TXU Australia to Singapore Power Ltd. for $3.6 billion, including $1.7 billion of assumed debt and $1.9 billion in cash. The cash proceeds were used to repay short-term borrowings. A gain on sale of $367 million ($239 million after-tax) was recorded in the third quarter of 2004. The results of TXU Australia and the gain on sale are reported as discontinued operations as discussed in Note 3 to Financial Statements.

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

      TXU Gas Transaction
      -------------------

      On October 1, 2004, Atmos Energy Corporation and TXU Gas completed a merger by division, which resulted in the disposition of the operations of TXU Gas for $1.905 billion in cash. The intent to dispose of the operations had been previously disclosed. A pre-tax loss on the transaction of approximately $58 million is now expected, and this amount was recorded as a goodwill impairment charge in the third quarter of 2004. This amount includes the effect of $19 million in discontinued depreciation expense in accordance with accounting rules for assets held for sale. The balance of the loss reflects changes in the terms of the transaction agreement and refinements of previous estimates. The results of TXU Gas, as well as goodwill impairment charges recorded, are reported as discontinued operations as discussed in Note 3.

      On October 1, 2004, prior to the close of the TXU Gas transaction, TXU Gas irrevocably deposited with the applicable trustees an aggregate of approximately $450 million (principal and interest) for the legal defeasance of all of its outstanding debt securities. A portion of this deposit was used to redeem the $154 million principal amount of Floating Rate Junior Subordinated Debentures on October 31, 2004. The remaining amount of this deposit will be used to redeem the $125 million principal amount of the Remarketed Reset Notes on July 1, 2005, and to repay the $150 million principal amount of the 7.125% Notes at maturity on June 15, 2005. In addition, on October 1, 2004, prior to the close of the TXU Gas transaction, TXU Gas irrevocably deposited with a Texas bank approximately $75 million for the redemption of all of its outstanding preferred stock. On November 5, 2004, all of the outstanding shares of TXU Gas' preferred stock with a liquidation value of $75 million were redeemed.

      Recognition of Income Tax Benefits
      ----------------------------------

      On its US federal income tax return for calendar year 2002, TXU Corp. claimed an ordinary loss deduction related to the worthlessness of TXU Corp.'s investment in TXU Europe, the tax benefit of which is estimated to be $983 million (assuming the deduction is sustained on audit). Due to a number of uncertainties regarding the proper tax treatment of the worthlessness loss, no portion of the tax benefit related to TXU Corp.'s 2002 write-off of its investment in TXU Europe was recognized in income prior to the second quarter of 2004.

      In June 2004, the IRS issued a preliminary notice of proposed adjustment proposing to disallow the 2002 worthlessness deduction and treat the worthlessness as a capital loss (deductible only against capital gains). Accordingly, in the second quarter of 2004, TXU Corp. recorded a tax benefit in income of $711 million related to the utilization of a portion of the worthlessness deduction. The tax benefit recognized reflects utilization of the capital loss deduction against capital gains reported for 2002 and the 1999-2001 carryback periods and the capital gains on the 2004 sales of the TXU Australia, TXU Fuel Company and the telecommunications businesses. The benefit recognized also included $213 million for certain items related to the write-off of TXU Corp.'s investment in TXU Europe expected to be sustained as ordinary deductions as a result of the preliminary notice.

      As a result of the TXU Gas transaction on October 1, 2004, TXU Corp. expects to realize a capital gain for tax purposes. As a result of this gain, TXU Corp. recognized an estimated tax benefit in the third quarter of 2004 related to the utilization of a portion of the 2002 worthlessness deduction arising from the write-off of the TXU Europe investment. In addition, during the third quarter of 2004, TXU Corp. revised certain estimates of capital gains and ordinary deductions impacting the worthlessness deduction utilization. The net tax benefit recognized in 2004 with respect to the write-off of the investment in TXU Europe totals $76 million in the third quarter and $787 million year-to-date.

      Benefits arising from the resolution of uncertainty regarding utilization of deductions in the year the TXU Europe investment was written-off or in a prior year are reported in discontinued operations. Benefits arising from resolution of uncertainty regarding utilization of deductions in subsequent years are classified in the same manner as the source of the income resulting in the recognition of the benefits. Accordingly, of the total $787 million year-to-date benefit, $75 million was reported in continuing operations in the second quarter of 2004 as this amount relates to the capital gain arising from the sale of the assets of TXU Fuel Company, the historical operations of which have been classified as continuing operations. Additional tax benefits may be recognized in future periods to the extent capital gains are realized.

      See Note 8 to Financial Statements for discussion of income tax contingencies related to TXU Europe and other matters.

      Facility Closures and Other Actions Related to Generation Operations
      --------------------------------------------------------------------

      On October 1, 2004, Energy entered into an agreement to terminate the operating lease for certain mining equipment for approximately $28 million in cash, effective November 1, 2004. The lease termination will result in an estimated net charge of approximately $21 million ($13 million after-tax) to be recorded in other deductions in the fourth quarter of 2004.

      In the third quarter of 2004, Energy recorded gains totaling $18 million ($12 million after-tax) on the sale of largely undeveloped land. The gains are reported in other income.

      In the second quarter of 2004, Energy initiated a plan to sell the Pedricktown, New Jersey 122 MW power production facility and exit the related power supply and gas transportation agreements. Accordingly, Energy recorded an impairment charge of $26 million ($17 million after-tax) to write down the facility to estimated fair market value. The results of the business and the impairment charge are reported in discontinued operations, as discussed in Note 3 to Financial Statements.

      As part of Energy's review of its generation asset portfolio, Energy completed a review of its spare parts and equipment inventory to determine the appropriate level of such inventory. The review included nuclear, coal and gas-fired generation-related facilities. As a result of this review, Energy recorded a charge of $79 million ($51 million after-tax), reported in other deductions, in the second quarter of 2004 to reflect excess inventory on hand and to write down carrying values to scrap values.

      In March 2004, Energy announced the planned permanent retirement, completed in the second quarter of 2004, of eight gas-fired operating units due to electric industry market conditions in Texas. Energy also temporarily closed four other gas-fired units and placed them under evaluation for retirement. The 12 units represented a total of 1,471 MW, or more than 13%, of Energy's gas-fired generation capacity in Texas. A majority of the 12 units were designated as "peaking units" and operated only during the summer for many years and have operated only sparingly during the last two years. Most of the units were built in the 1950's. Energy also determined that it would close its Winfield North Monticello lignite mine in Texas, and such closure has been completed, as it is no longer economical to operate when compared to the cost of purchasing coal to fuel the adjacent generation facility. A total charge of $8 million ($5 million after-tax) was recorded in the first quarter of 2004, reported in other deductions, for production employee severance costs ($7 million pre-tax) and impairments related to the various facility closures ($1 million pre-tax).

      Organizational Realignment and Headcount Reductions
      ---------------------------------------------------

      TXU Corp. intends to realign its operations along three core business segments consisting of:

      o    Electric Delivery - the regulated electric delivery business;
      o    Power - the electric power production business; and
      o Energy - the retail and wholesale energy sales and portfolio management operations.

      Processes are currently being developed to report operating results of the Power and Energy business segments. (Operating results of the Electric Delivery segment and the current combined Energy segment are provided in this report.) Results are expected to be reported under the new segment alignment no later than the first quarter of 2005.

      During the second quarter of 2004, management completed a comprehensive organizational review, including an analysis of staffing requirements. As a result, TXU Corp. completed a self-nomination severance program and finalized a plan for additional headcount reductions under an involuntary severance program, which have been completed. Accordingly, in the second quarter of 2004, TXU Corp. recorded severance charges totaling $53 million ($34 million after-tax), reported in other deductions.

      Liability and Capital Management
      --------------------------------

      Over the past several months, TXU Corp. has utilized cash proceeds from the sale of TXU Australia, TXU Gas and TXU Fuel Company and other assets sales as well as cash provided from operations to increase value and reduce risks through an ongoing liability management initiative. Under this initiative, through November 1, 2004, TXU Corp. has repurchased or legally defeased approximately $2.5 billion of debt securities (including equity-linked debt securities) and $2.1 billion of equity securities.

      Pursuant to a publicly announced tender offer, on October 15, 2004 TXU Corp. repurchased the following securities:

      o 7,485,592, or 64.9%, of its outstanding Corporate Units for a purchase price of $52.28 per Corporate Unit, including $187 million principal amount of outstanding Series L Senior Notes which were a component of the purchased Corporate Units;
      o 5,117,962, or 58.2%, of its outstanding Income PRIDES for $52.39 per Income PRIDE, including $256 million principal amount of outstanding Series M Senior Notes which were a component of the purchased Income PRIDES; and
     o $482 million principal amount or 91.8% of its outstanding Floating Rate Convertible Senior Notes due 2033, for $1,593.65 per $1,000 principal amount of Convertible Senior Notes. TXU Corp. intends to settle any future conversion of the remaining outstanding notes in common stock.

      TXU Corp. expects to record debt extinguishment losses related to these repurchases of an estimated $329 million ($312 million after-tax) in the fourth quarter of 2004.

      TXU Corp. may repurchase additional outstanding Corporate Units, Income PRIDES and Convertible Notes that were not tendered in the tender offers through open market repurchases, through privately negotiated transactions or otherwise. Future purchases of such securities may be on terms that are more or less favorable than the tender offers. In addition, TXU Corp. may repurchase additional shares of common stock to offset potential issuances of common stock that may be made in connection with the settlement or conversion of these securities. Future purchases, if any, will depend on many factors, which include market conditions and the condition of TXU Corp.'s businesses.

      On August 16, 2004, the TXU Corp. Series K Senior Notes (aggregate principal outstanding of $288 million) were remarketed. TXU Corp. participated as an investor in the remarketing and purchased for retirement $238 million principal amount of the notes for $241 million, resulting in a charge of $4 million ($3 million after-tax). The remaining $50 million principal amount outstanding bears a new interest rate of 4.446% and matures in November 2006.

      On September 28, 2004, portions of the Brazos River Authority Pollution Control Revenue Refunding Bonds related to the Twin Oak facility were redeemed at par as follows: $57 million of Series 2001C; $21 million of Series 2003C; $16 million of Series 2002A; $4 million of series 1995B; and $3 million of Series 2001D.

      In the second quarter of 2004, TXU Corp. repurchased $427 million carrying amount ($423 million principal amount and $4 million in deferred costs) of equity-linked debt securities for $404 million. The repurchase was in connection with a settlement of related litigation and resulted in total charges of $34 million ($28 million after-tax), reported in other deductions, essentially representing the premium for the debt component of the securities and an additional repurchase premium. The repurchase also resulted in a credit to additional paid-in capital of $57 million, which represented the holders' out-of-the-money fair market value of the related equity purchase contracts. An additional credit to additional paid-in capital of $18 million was recorded to reverse the remaining liability for future contract adjustment payments to holders of the securities. At the time of issuance of the securities, TXU Corp. had recorded a liability for the present value of the contract adjustment payments with an offsetting reduction to common stock equity.

      In June 2004, TXU Corp. repurchased 20 million shares of its outstanding common stock through an accelerated share repurchase agreement at an initial price of $39.86 per share. As of September 30, 2004, the broker-dealer that executed the repurchase transaction had completed the process of purchasing an equal amount of shares in the open market, and TXU Corp. paid a purchase price adjustment of $7 million based upon the actual cost of the shares repurchased by such broker-dealer.

      Also in the second quarter of 2004, TXU Corp. repurchased at par $237 million principal amount of 7.25% Notes held by subsidiary trusts and $118 million principal amount of 6.375% Senior Notes for $125 million. These transactions resulted in debt extinguishment losses totaling $15 million ($10 million after-tax), reported in other deductions.

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

      TXU Corp. also repurchased approximately $240 million of its common equity securities in open market purchases during the third quarter of 2004 and $434 million year-to-date. Shares purchased on the open market by TXU Corp. totaled
5.7 million in the third quarter of 2004 and 11.1 million year-to-date.

      As part of its capital allocation strategy, TXU Corp. intends to utilize cash provided by operating activities in accordance with the following priorities:

      o First, investments to preserve and enhance the quality of customer service and production and delivery reliability;
      o Second, reinvestments in its businesses, applying stringent expectations for cash payback timelines and minimum return on investment;
      o Third, to reduce debt and other liabilities, with the objective of strengthening the balance sheet and increasing financial flexibility.
      o Fourth, to be returned to shareholders, through the payment of dividends; and
      o Fifth, to be returned to shareholders through common stock share repurchases, or retained for investment in TXU Corp.'s business.

      As part of its capital management program and the restructuring initiatives and considering current business and market conditions, on October 22, 2004, the Board of Directors adopted a revised dividend and cash distribution policy. The new policy sets the dividend on TXU Corp.'s common stock at an annual rate of $2.25 per share, with an expectation of 5% annual dividend growth. The dividend rate will be subject to regular review by the Board of Directors and may be changed based upon a number of factors, including TXU Corp.'s profit levels, operating cash flows and capital requirements as well as financial and other business conditions existing at the time. In addition, the policy provides that, in any year, the Board of Directors may authorize cash distributions to TXU Corp.'s shareholders in the form of share repurchases or special dividends, subject to a cap of 75% of TXU Corp.'s operational earnings (income from continuing operations excluding unusual or nonrecurring charges or credits, and net of preference share dividends) in that year. Consistent with this policy, the Board of Directors declared a regular quarterly dividend of
56.25 cents per share, payable on January 3, 2005 to shareholders of record as of December 3, 2004. In addition, the Board of Directors authorized the repurchase of 50 million shares of TXU Corp.'s common stock. The 50 million shares replace any previously authorized but not executed share repurchases. TXU Corp. has the ability to use the bridge facilities described below to fund any such share repurchases.

      On November 4, 2004, TXU Corp. entered into a one-year term loan credit facility totaling $2.3 billion. All of the borrowings from the facility may be used by TXU Corp. to repurchase its common stock, and up to $1.0 billion of the borrowings may be used for working capital and other general corporate purposes. TXU Corp. may make up to five drawings under the facility at any time on or prior to December 4, 2004. On December 4, 2004, the total commitments under the facility will be reduced to the then outstanding aggregate principal balance of the loans under the facility. In addition, the credit facility provides, in certain circumstances, for mandatory prepayments. In particular, TXU Corp. will be required to repay its obligations under the facility, upon the receipt of proceeds by TXU Corp. or its subsidiaries from certain issuances of securities and from certain asset sales. Upon any such prepayment, the total commitment under the credit facility will be reduced by an amount equal to such prepayment.

      Also on November 4, 2004, TXU Energy entered into a five-year revolving credit facility that allows for (i) bridge loans, (ii) revolving loans and (iii) letters of credit having a maturity of one year. Bridge loans may total up to $500 million and will mature no later than October 31, 2005. Letters of credit may total up to $500 million, but in some instances require prepayment of bridge loans in an amount equal to the face value of the letter of credit. Revolving loans may total up to $250 million, but are only available after all bridge loans have been repaid. The aggregate amount of borrowings outstanding at any one time may not exceed $500 million. TXU Energy intends to use this facility for general and corporate purposes, including, in the case of letters of credit, support for pollution control revenue bonds. In addition, pursuant to the terms of the five-year revolving credit facility, bridge loans may be used to loan or distribute funds to TXU Corp. for the repurchase of its common stock.

      See Notes 4, 5, and 6 to Financial Statements for further detail of debt issuances and retirements, financing arrangements, debt held by unconsolidated subsidiary trusts and capitalization.

      Investment in New Trading Entity
      --------------------------------

      In May 2004, Energy and Credit Suisse First Boston (USA), Inc. announced they had entered into a memorandum of understanding to establish a 50/50 investment in an energy marketing and trading entity. After a detailed review of the proposed venture, the parties were unable to agree on an economic arrangement that met each party's strategic objectives and in September 2004 announced a mutual agreement not to pursue the joint venture. Energy will continue to leverage its internal wholesale marketing and risk management capabilities to manage its purchased power needs and economically dispatch its generation fleet in the Texas market.

      Strategic Review of Nuclear Assets
      ----------------------------------

      Energy is currently undertaking a strategic review of its nuclear assets, comprised of two electricity generating units at Comanche Peak, each with a capacity of 1,150 MW. The objectives of this strategic review are to evaluate potential means to reduce the cost risk of outages of these low marginal cost facilities and improve the long-term availability and certainty of electricity supply for Energy's customers. Energy continues to identify and evaluate various potential initiatives as part of this review. Energy expects to complete the review within six months, and no determination has been made as to the likelihood of implementing any of the initiatives.

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

      Consolidation of Real Estate
      ----------------------------

      Currently, TXU Corp. owns or leases more than 1.3 million square feet in various management and support office locations, which exceeds its anticipated needs. TXU Corp. has evaluated alternatives to reduce current office space and intends to consolidate into its existing headquarters building in Dallas, Texas, enhancing the facility to enable better employee communication and collaboration and cost effectiveness. Implementation of this initiative is expected to result in charges related to existing leased facilities in the fourth quarter of 2004 and the first quarter of 2005, but the amounts are not yet estimable.

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

      The results of operations and the related management's discussion of those results for all periods presented reflect the discontinuance of certain operations of TXU Corp. (See Note 3 to Financial Statements regarding discontinued operations.)

TXU Corp. Consolidated
----------------------

Three Months Ended September 30, 2004 compared to Three Months Ended September 30, 2003
-----------------------------------------------------------------------------

      Reference is made to the consolidated income statements presented in the financial statements and the comparisons of results by business segment following the discussion of consolidated results immediately below. The business segment comparisons provide additional detail and quantification of items affecting financial results.

      TXU Corp.'s operating revenues increased $128 million, or 5%, to $2.7 billion in 2004. Operating revenues rose $80 million, or 3%, to $2.5 billion in the Energy segment driven by higher retail and wholesale pricing, partially offset by lower retail volumes due to competitive activity and milder weather. Operating revenues in the Electric Delivery segment rose $35 million, or 6%, to $648 million driven by higher transmission and distribution fees (tariffs), partially offset by lower volumes due to milder weather. Consolidated revenue growth also reflected an $11 million reduction in the intercompany sales elimination, primarily reflecting lower sales by Electric Delivery to Energy as sales to nonaffiliated REPs increased.

      Gross Margin

                                                                       Three Months Ended September 30,
                                                                 -----------------------------------------------
                                                                             % of                       % of
                                                                  2004      Revenue       2003         Revenue
                                                                 ------    ----------     ------      ---------
Operating revenues.....................................          $ 2,743        100%      $ 2,615        100%
Costs and expenses:
     Cost of energy sold, including delivery fees......            1,134         41%        1,102         42%
     Operating costs...................................              337         12%          336         13%
     Depreciation and amortization related to operating
         assets........................................              204          8%          164          6%
                                                                 -------      -----       -------    -------
Gross margin...........................................          $ 1,068         39%      $ 1,013         39%
                                                                 =======      =====       =======    =======

      Gross margin is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the variable and fixed costs of energy sold, as well as the costs to deliver energy.

      Gross margin increased $55 million, or 5%, to $1.1 billion in 2004. The Energy segment's gross margin increased $89 million, or 14%, to $734 million reflecting higher average pricing, partially offset by lower results from hedging and risk management activities, the unfavorable effects of a volume mix shift from higher margin retail sales to wholesale sales, higher delivery fees and milder weather. The average cost of total power produced and purchased was up slightly, reflecting improved utilization of base load (nuclear and lignite-fired) production and improved sourcing of purchased power versus gas-fired generation. The Electric Delivery segment's gross margin decreased $24 million, or 7%, to $339 million reflecting lower volumes and an increase in operating costs, partially offset by an increase in transmission-related tariffs.

      Operating costs were flat at $337 million reflecting increased costs in the Electric Delivery segment primarily for vegetation management to improve system reliability and increased third-party transmission costs, offset by lower costs in the Energy segment related to customer care support services for TXU Gas now performed by Capgemini (largely offset by lower related revenues) and the absence of costs from the gas transportation subsidiary sold in June 2004 (largely offset by higher cost of energy sold related to gas-fired production).

      Depreciation and amortization included in gross margin, which relates to assets directly used in the generation and delivery of power, rose $40 million, or 24%, to $204 million in 2004. This increase reflected higher regulatory asset amortization in 2004 of $38 million associated with Electric Delivery securitization bonds issued in August 2003 and June 2004, normal additions and replacements of equipment and increased coal mining-related activities, partially offset by a $11 million impact of lower depreciation related to Energy's generation fleet, due primarily to extensions of estimated depreciable lives to better reflect useful lives. (See Note 1 to Financial Statements.)

      Depreciation and amortization not included in gross margin totaled $6 million and $19 million for the three months ended September 30, 2004 and 2003, respectively. This decline primarily reflected a decrease in amortization due to a reduction in the carrying values of software assets in connection with the Capgemini outsourcing transaction.

      SG&A expense increased $53 million, or 23%, to $280 million in 2004. The increase reflected approximately $25 million in higher deferred incentive compensation expense due to the increase in the price of TXU Corp. common stock, $15 million related to consulting and professional fees in conjunction with the formulation and execution of strategic initiatives and $14 million in special compensation incentive program expense related to trading activities.

      Other income increased by $25 million to $48 million in 2004. Other income in 2004 reflected a $18 million gain on sale of undeveloped land and $12 million of amortization of a gain on the June 2004 sale of the gas transportation subsidiary. Other income in both 2004 and 2003 reflected $18 million in amortization of the gain on the sale of two generation plants in 2002.

      Other deductions increased $13 million to $20 million in 2004. The 2004 amount primarily reflected $11 million in debt retirement costs, a $5 million natural gas inventory loss resulting from an explosion at a third-party storage facility and $3 million to settle a power purchase agreement. The 2003 amount included a $3 million premium on the retirement of the preferred stock of a subsidiary and $2 million related to canceled construction projects.

      Interest expense and related charges decreased $31 million, or 16%, to $163 million in 2004, reflecting a $24 million decrease due to lower average interest rates and a $7 million decrease due to lower average borrowings.

      The effective income tax rate on results from continuing operations before extraordinary items was 33.0% in 2004 and 33.7% in 2003. There were no material unusual items affecting the comparison.

      Income from continuing operations before extraordinary gain (an after-tax measure) increased $47 million, or 14%, to $380 million in 2004. This performance reflected an increase of $59 million, or 24%, to $309 million in the Energy segment driven by higher gross margin partially offset by higher SG&A expenses. Earnings in the Electric Delivery segment decreased $18 million, or 14%, to $107 million reflecting lower revenues due to milder weather and increased operating expenses. Corporate and other expenses decreased $7 million to $36 million in 2004, primarily reflecting (all amounts after-tax):

        o interest income of $11 million on Energy's exchangeable preferred membership interest acquired by TXU Corp.
        o lower net external and affiliate interest expense (net of interest income) of $8 million due to financing-related activity
        o  amortization of deferred gain on sale of TXU Fuel Company of $8 million
          partially offset by:

          o   consulting fees of $10 million
          o increased compensation expense of $6 million related to higher stock prices
          o   debt extinguishment losses of $7 million.

      Net pension and postretirement benefit costs reduced results from continuing operations by $9 million in 2004 and $17 million in 2003. The decrease in these costs reflects a remeasurement of these liabilities as a result of the transfer of 2,500 employees to Capgemini and an increase of 0.25% in the discount rate due to higher interest rates, as well as the effects of the Medicare Act enacted in December 2003.

      Income from discontinued operations (an after-tax measure) totaled $287 million in 2004 and $64 million in 2003. Results from discontinued operations primarily reflected the effects of the TXU Australia and TXU Gas businesses. Income from TXU Australia, which was sold on July 30, 2004, totaled $261 million in 2004, which included a gain on sale of $239 million after-tax, and $46 million in 2003. Losses from TXU Gas totaled $50 million in 2004 and $6 million in 2003. The 2004 amount reflected a goodwill impairment charge of $58 million to adjust the carrying values of assets and liabilities for the terms of the sales agreement, partially offset by $8 million in earnings. The earnings reflected a $12 million after-tax benefit from cessation of depreciation required under accounting rules for assets held for sale. The discontinuance of depreciation increased the amount of the goodwill impairment charge. Discontinued operations results also included the recognition of $76 million in net tax benefits related to the 2002 write-off of the investment in TXU Europe. This benefit reflected the capital gain on the TXU Gas transaction, partially offset by changes in estimates of TXU Europe-related tax benefits expected to be realized, principally related to capital gains on previous transactions. Additional discussion of the above items and a detailed analysis of discontinued operations results are presented in Note 3 to Financial Statements.

      Diluted net income per share of common stock was $1.34 in 2004 compared to $1.07 in 2003. Per share results in 2004 included a dilutive effect of Convertible Senior Notes of $268 million after-tax or $0.91 per share. The Convertible Senior Notes, 92% of which were repurchased in October 2004, are dilutive because the conversion trigger price of $41.48 was reached in the third quarter of 2004. Because of TXU Corp.'s stated intent to settle the conversion in cash, the calculation of diluted earnings per share reflects a reduction in earnings to reflect the assumed after-tax settlement expense based on the fair market value of the embedded conversion option at September 30, 2004.

      The comparison of diluted net income per share benefited from a $0.30 per share impact of 84 million fewer average shares outstanding. The decline in average diluted shares outstanding reflected the repurchase of Energy's exchangeable preferred membership interests and purchases of outstanding common stock.

Nine Months Ended September 30, 2004 compared to Nine Months Ended
September 30, 2003
-------------------------------------------------------------------------------

      TXU Corp.'s operating revenues increased $487 million, or 7%, to $7.2 billion in 2004. Operating revenues rose $346 million, or 6%, to $6.6 billion in the Energy segment reflecting higher retail and wholesale pricing, partially offset by lower retail volumes due to competitive activity and milder weather. Operating revenues in the Electric Delivery segment increased by $83 million, or 5%, to $1.7 billion driven by higher transmission and distribution fees (tariffs), partially offset by lower volumes due to milder weather and, to a lesser extent, consumer usage efficiencies. Consolidated revenue growth also reflected a $44 million reduction in the intercompany sales elimination, primarily reflecting lower sales by Electric Delivery to Energy as sales to nonaffiliated REPs increased.

      Gross Margin

                                                                        Nine Months Ended September 30,
                                                                 -----------------------------------------------
                                                                              % of                      % of
                                                                  2004       Revenue       2003        Revenue
                                                                 ------     ---------     ------      ---------

Operating revenues.....................................          $ 7,178        100%      $ 6,691        100%
Costs and expenses:
     Cost of energy sold, including delivery fees......            3,053         43%        2,879         43%
     Operating costs...................................            1,057         15%        1,025         16%
     Depreciation and amortization related to operating
         assets........................................              537          7%          483          7%
                                                                 -------      -----       -------    -------
Gross margin...........................................          $ 2,531         35%      $ 2,304         34%
                                                                 =======      =====       =======    =======

      Gross margin increased $227 million, or 10%, to $2.5 billion in 2004. The Energy segment's gross margin increased $250 million, or 18%, to $1.7 billion reflecting higher average pricing, partially offset by lower results from hedging and risk management activities, the unfavorable effects of a volume mix shift from higher margin retail sales to wholesale sales, higher delivery fees and milder weather. Gross margin was also favorably impacted by lower average costs of total power produced and purchased, reflecting improved utilization of base load (nuclear and lignite-fired) production and improved sourcing of purchased power versus gas-fired generation. The Electric Delivery segment's gross margin decreased $17 million, or 2%, to $858 million reflecting lower volumes and an increase in operating costs, partially offset by an increase in transmission-related tariffs.

      Operating costs increased $32 million, or 3%, to $1.1 billion in 2004, driven by $23 million in incremental costs primarily associated with a planned outage for refueling at the nuclear generation facility.

      Depreciation and amortization included in gross margin, which relates to assets directly used in the generation and delivery of power, rose $54 million, or 11%, to $537 million in 2004. This increase reflected regulatory asset amortization in 2004 of $66 million associated with Electric Delivery securitization bonds issued in August 2003 and June 2004, normal additions and replacements of equipment and the effect of higher asset retirement obligations due to new mining activity. These increases were partially offset by a $45 million impact of lower depreciation related to Energy's generation fleet, due primarily to extensions of estimated depreciable lives to better reflect useful lives. (See Note 1 to Financial Statements.)

      Depreciation and amortization not included in gross margin totaled $42 million and $52 million for the nine months ended September 30, 2004 and 2003, respectively. This decline primarily reflects a decrease in amortization due to a reduction in the carrying values of software assets in connection with the Capgemini outsourcing transaction.

      SG&A expense increased $161 million, or 25%, to $805 million in 2004. The increase reflected $56 million in higher deferred incentive compensation expense for senior executives and $38 million in compensation earned by Mr. Wilder under his employment agreement, both due to the increase in the price of TXU Corp. common stock, $34 million related to consulting and professional fees in conjunction with the formulation and execution of strategic initiatives, $14 million in compensation expense under Mr. Wilder's employment agreement at the date of his employment, $14 million in special compensation incentive program expense in the third quarter related to trading activities, $11 million in incremental staffing and other costs to improve customer call center service levels and $8 million in higher bad debt expense, partially offset by $4 million in reduced marketing expenses.

      Other income increased $24 million to $73 million in 2004. Other income in 2004 reflected a $18 million gain on sale of undeveloped land and $16 million of amortization of a gain on the June 2004 sale of the gas transportation subsidiary. Other income in both 2004 and 2003 reflected $30 million in amortization of the gain on the sale of two generation plants in 2002.

      Other deductions increased $447 million to $477 million in 2004. The 2004 amount reflected the initiatives discussed above under "Strategic Initiatives and Other Actions" and included $188 million in asset writedowns, $100 million in accruals for the anticipated resolution of outstanding litigation, $111 million in charges for employee severance and $54 million in debt extinguishment losses, primarily related to the equity-linked securities. The 2003 period includes $17 million of equity losses of Pinnacle prior to its consolidation in March 2003 and several individually insignificant items.

      Interest expense and related charges decreased $76 million, or 13%, to $521 million in 2004, primarily reflecting a $65 million decrease due to lower average interest rates and a $11 million decrease due to lower average borrowings.

      The effective income tax rate on income from continuing operations before extraordinary gain was 17.9% in 2004 and 31.6% on income in 2003. The decrease was driven by several factors, including the $75 million tax benefit arising from the recognition of tax benefits related to the 2002 write-off of the investment in TXU Europe and the ongoing benefits of lignite depletion and investment tax credit amortization on a lower income base, partially offset by the non-deductibility of certain executive compensation and the limited deductibility of expenses recorded in connection with the repurchase of equity-linked securities.

      Income from continuing operations before extraordinary gain and cumulative effect of changes in accounting principles (an after-tax measure) decreased $105 million to $422 million in 2004. This performance reflected a decrease of $32 million in the Energy segment. Results in the Energy segment reflected $122 million after-tax of asset write-offs and $59 million after-tax of severance costs, partially offset by higher gross margin. Earnings in the Electric Delivery segment declined $19 million driven by lower volumes and $12 million after-tax of severance-related charges. Corporate and other expenses increased $54 million, primarily reflecting (all amounts after-tax):

      o   litigation accrual of $65 million
      o   non-recurring executive compensation expenses of $52 million
      o   debt extinguishment losses of $46 million
      o   consulting fees of $21 million

      partially offset by:

      o recognition of a $75 million tax benefit related to the TXU Fuel Company capital gain
      o the effect of $11 million in equity losses in 2003 related to the telecommunications business, then a joint venture
      o lower net external and affiliate interest expense (net of interest income) of $20 million due to financing-related activity
      o interest income of $19 million on Energy's exchangeable preferred membership interests acquired by TXU Corp.

      Net pension and postretirement benefit costs reduced income from continuing operations by $46 million in 2004 and $52 million in 2003. The decrease in these costs reflected a remeasurement of these liabilities as a result of the transfer of 2,500 employees to Capgemini and an increase of 0.25% in the discount rate due to higher interest rates, as well as the effects of the Medicare Act enacted in December 2003.

      Income from discontinued operations (an after-tax measure) totaled $666 million in 2004 and $84 million in 2003. Income of the discontinued TXU Australia business, which was sold on July 30, 2004, totaled $174 million in 2004 and $108 million in 2003. TXU Australia's results in 2004 included the gain on sale of $239 million after-tax and a deferred tax charge of $112 million to recognize a deferred tax liability for the excess of the carrying value of the TXU Australia investment over the related tax basis. Results of the TXU Gas business totaled a loss of $170 million in 2004 and income of $33 million in 2003. Results in 2004 included a loss of $99 million after-tax related to regulatory disallowances arising from a system-wide distribution rate case ruling, an income tax charge of $17 million due to a ruling related to a prior year disputed deduction and a goodwill impairment charge of $92 million (pre and after-tax) to adjust the carrying values of assets and liabilities for the terms of the sales agreement. Discontinued operations results also reflected the recognition of $712 million in tax benefits associated with the 2002 write-off of the investment in TXU Europe. The tax benefit primarily reflected the utilization of the worthlessness deduction against capital gains arising from the TXU Gas transaction and the sale of TXU Australia as well as transactions completed in prior years. Finally, discontinued operations results in 2004 included a $17 million after-tax impairment charge arising from a June 2004 decision to sell the Pedricktown, New Jersey generation facility and discontinue related operations, and a $6 million after-tax charge to settle a contract dispute related to the strategic retail services business. Additional discussion of the above items and a detailed analysis of discontinued operations results are presented in Note 3 to Financial Statements.

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

      Diluted results per share of common stock were a net loss of $0.09 in 2004 compared to net income of $1.52 in 2003. Results in 2004 were unfavorably impacted by a $2.72 per share effect from TXU Corp.'s repurchase of Energy's exchangeable preferred membership interests in April 2004. The amounts paid in excess of the carrying value of these instruments, net of an associated income tax benefit, totaled $849 million. This premium was charged to additional paid-in capital and treated in a manner similar to preference share dividends in computing earnings per share. Per share results in 2004 also include a dilutive effect of Convertible Senior Notes of $268 million after-tax or $0.86 per diluted share, as discussed above in the analysis of results for the quarter. The year-to-date per share results for 2004 do not reflect the dilutive impacts of the shares issuable under the exchangeable preferred membership interests because of antidilution accounting rules.

Commodity Contracts and Mark-to-Market Activities
-------------------------------------------------

      The table below summarizes the changes in commodity contract assets and liabilities for the three and nine months ended September 30, 2004 (excluding the discontinued TXU Australia business). The net change in these assets and liabilities, excluding "other activity" as described below, represents the net effect of recording unrealized gains/(losses) under mark-to-market accounting, versus settlement accounting, for positions in the commodity contract portfolio. These positions consist largely of economic hedge transactions, with speculative trading representing a small fraction of the activity.

                                                                                    Three Months    Nine Months
                                                                                        Ended          Ended
                                                                                    September 30,  September 30,
                                                                                        2004           2004
                                                                                    -------------  -------------

   Balance of net commodity contract assets at beginning of period...............      $  87          $ 108

   Settlements of positions included in the opening balance (1)..................         (7)           (46)

   Unrealized mark-to-market valuations of positions held at end of period (2)...         (5)            20

   Net other activity (3)........................................................          7              -
                                                                                       -----          -----

   Balance of net commodity contract assets at end of period.....................      $  82          $  82
                                                                                       =====          =====

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

                                                                            Three Months Ended    Nine Months Ended
                                                                              September 30,         September 30,
                                                                             ------------------  -------------------
                                                                               2004       2003      2004       2003
                                                                              ------     ------    ------     ------
  Operating revenues:
      Unrealized gains/(losses) related to commodity contract portfolio...    $ (12)    $   1      $ (26)    $  34


      Ineffectiveness gains/(losses) related to cash flow hedges .........       (3)       10        (20)       24
                                                                             ------    -----      ------    -----

      Total unrealized gains/(losses).....................................    $ (15)    $  11      $ (46)    $  58
                                                                             ======    =====      ======    =====

      These amounts are included in the "hedging and risk management activities" component of revenues.

      Maturity Table -- Of the net commodity contract asset balance above at September 30, 2004, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years' earnings is $96 million. The offsetting net liability of $14 million included in the September 30, 2004 balance sheet is comprised principally of amounts representing current and prior years' net receipts of cash or other consideration, including option premiums, associated with contract positions, net of any amortization. The following table presents the unrealized mark-to-market balance at September 30, 2004, scheduled by contractual settlement dates of the underlying positions.


                                      Maturity dates of unrealized net mark-to-market balances at September 30, 2004
                                   -----------------------------------------------------------------------------------
                                    Maturity less                                     Maturity in
                                        than        Maturity of     Maturity of        Excess of
       Source of fair value             1 year        1-3 years       4-5 years        5 years          Total
---------------------------------   -------------   -----------     ------------      -----------       ------
Prices actively quoted...........         $ 88           $  -             $ -            $  -           $  88
Prices provided by other
    external sources.............           76            (86)             10              (3)             (3)
Prices based on models...........           12             (1)              -               -              11
                                          ----           -----            ---            ----           -----
Total............................         $176           $(87)            $10            $ (3)          $  96
                                          ====           =====            ===            =====          =====
Percentage of total fair value...          183%           (90)%            10%             (3)%           100%

      As the above table indicates, 93% of the unrealized mark-to-market valuations at September 30, 2004 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power and natural gas generally extend through 2005 and 2010, respectively. The "prices based on models" category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

Energy
------

Financial Results
-----------------

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                   ---------------------      -------------------
                                                                     2004        2003(a)       2004       2003(a)
                                                                    ------      --------      ------     --------

Operating revenues..........................................       $ 2,517        $ 2,437   $   6,589   $   6,243

Costs and expenses:

     Cost of energy sold, including delivery fees...........         1,556          1,539       4,157       4,037

     Operating costs........................................           145            164         513         506

     Depreciation and amortization..........................            83            100         268         306

     Selling, general and administrative expenses...........           182            166         491         456

     Franchise and revenue-based taxes .....................            28             29          80          84

     Other income ..........................................           (36)           (20)        (50)        (43)

     Other deductions.......................................            20              4         301           9

     Interest income........................................           (13)            (1)        (21)         (3)

     Interest expense and related charges...................            91             83         263         246
                                                                   -------        -------     -------     -------

         Total costs and expenses...........................         2,056          2,064       6,002       5,598
                                                                   -------        -------     -------     -------

Income from continuing operations before income taxes and
  cumulative effect of changes in accounting principles.....           461            373         587         645

Income tax expense..........................................           152            123         179         205
                                                                   -------        -------     -------     -------

Income from continuing operations before cumulative effect
  of changes in accounting principles (b)...................       $   309        $   250     $   408     $   440
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

  (b)See Note 2 to Financial Statements regarding changes in accounting principles.

Energy
-------

Operating Data
---------------

                                                                 Three Months Ended       Nine Months Ended
                                                                   September 30,            September 30,
                                                                --------------------     -------------------
                                                                  2004         2003        2004        2003
                                                                 ------       ------      ------      ------
Operating statistics - volumes:

Retail electricity sales volumes (GWh):
   Historical service territory (a):
   Residential..............................................      9,760       10,991      24,246      27,242
   Small business (b).......................................      3,260        3,233       8,335       9,798
                                                               --------      -------     -------     -------
     Total historical service territory.....................     13,020       14,224      32,581      37,040
   Other territories (a):
   Residential..............................................      1,096          648       2,345       1,446
   Small business (b).......................................        127           77         277         225
                                                               --------      -------     -------     -------
     Total other territories................................      1,223          725       2,622       1,671
   Large business and other customers.......................      6,412        8,501      19,891      23,941
                                                               --------      -------     -------     -------
     Total retail electricity...............................     20,655       23,450      55,094      62,652
Wholesale electricity (GWh).................................     11,929       10,402      36,653      26,145
                                                               --------      -------     -------     -------
     Total retail and wholesale electricity sales volumes...     32,584       33,852      91,747      88,797
                                                               ========      =======     =======     =======

Production and purchased power volumes (GWh):
   Nuclear (base load)......................................      5,036        4,455      13,882      13,608
   Lignite/coal (base load).................................     11,437       11,441      31,863      30,272
   Gas/oil..................................................      1,988        4,048       4,300      11,870
   Purchased power..........................................     15,196       15,673      44,665      37,536
                                                               --------      -------     -------     -------
     Total energy supply....................................     33,657       35,617      94,710      93,286
   Less line loss and other.................................      1,073        1,765       2,963       4,489
                                                               --------      -------     -------     -------
     Net energy supply volumes..............................     32,584       33,852      91,747      88,797
                                                               ========      =======     =======     =======

Base load capacity factors (%):
   Nuclear .................................................       99.5%        87.8%       92.1%       90.4%
   Lignite/coal ............................................       92.5%        92.8%       86.8%       83.2%

Customer counts:

Retail electricity customers (end of period and in
thousands - based on
   number of meters):
   Historical service territory (a):
   Residential..............................................                               1,997       2,096
   Small business (b).......................................                                 313         318
                                                                                         -------     -------
     Total historical service territory.....................                               2,310       2,414

   Other territories (a)
   Residential..............................................                                 195         129
   Small business (b).......................................                                   6           4
                                                                                         -------     -------
     Total other territories................................                                 201         133

   Large business and other customers.......................                                  76          70
                                                                                         -------     -------
     Total retail electricity customers.....................                               2,587       2,617
                                                                                         =======     =======


(a) Historical service and other territory data for 2003 are best estimates.
(b) Customers with demand of less than 1 MW annually.

Energy
--------

                                                                 Three Months Ended       Nine Months Ended
                                                                   September 30,            September 30,
                                                                --------------------     -------------------
                                                                  2004         2003        2004        2003
                                                                -------       ------      ------      -------
Operating revenues (millions of dollars):

Retail electricity revenues:
   Historical service territory (a):
   Residential..............................................     $1,073      $ 1,086     $ 2,472     $ 2,506
   Small business (b).......................................        352          289         867         922
                                                                 ------      -------     -------     -------
     Total historical service territory.....................      1,425        1,375       3,339       3,428

   Other territories (a):
   Residential..............................................        113           54         228         126
   Small business (b).......................................         12            6          25          17
                                                                 ------     --------     -------    --------
     Total other territories................................        125           60         253         143

   Large business and other customers.......................        458          551       1,366       1,488
                                                                 ------      -------     -------     -------
Total retail electricity revenues...........................      2,008        1,986       4,958       5,059
Wholesale electricity revenues..............................        487          399       1,429         914
Hedging and risk management activities......................        (64)           4         (61)        139
Other revenues..............................................         86           48         263         131
                                                                 ------      -------     -------     -------
     Total operating revenues...............................     $2,517      $ 2,437     $ 6,589     $ 6,243
                                                                 ======      =======     =======     =======

Weather (average for service territory) (c)
  Percent of normal:
     Cooling degree days....................................       85.5%        94.0%       87.9%       94.6%
     Heating degree days....................................         -             -        91.8%      109.4%

   (a)Historical service and other territory data for 2003 are best estimates.
   (b)Customers with demand of less than 1 MW annually.
   (c)Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

Energy
------

                                                                 Three Months Ended       Nine Months Ended
                                                                   September 30,            September 30,
                                                                --------------------     -------------------
                                                                  2004         2003        2004        2003
                                                                 ------       -----       -----       ------
Fuel and purchased power costs ($/MWh of supply)

   Nuclear generation.......................................     $  4.32     $   4.75     $  4.33     $ 4.47
   Lignite/coal generation..................................     $ 12.33     $  11.89     $ 12.64     $12.54
   Gas/oil generation and purchased power...................     $ 53.03     $  48.38     $ 48.05     $48.34
     Average total electricity supply.......................     $ 31.95     $  31.23     $ 29.77     $30.35

Average retail volume (KWh)/customer
   (calculated using average no. of customers for period)

   Residential..............................................       4,921        5,204      12,091      12,673
   Small business...........................................      10,530       10,183      26,905      30,599
   Large business and other customers.......................      83,907      119,337     274,470     325,248

Average revenues ($/MWh)

   Residential..............................................     $109.21     $  97.99     $101.56     $91.72
   Small business...........................................     $107.45     $  89.13     $103.57     $93.71
   Large business and other customers.......................     $ 71.47     $  64.85     $ 68.67     $62.14

Average delivery fees ($/MWh)                                    $ 22.06     $  18.19     $ 21.76     $18.59

Estimated share of ERCOT retail markets
  (based on number of meters)

Historical service territory (a):
   Residential (b)..........................................                                 83%         88%
   Small business (b).......................................                                 81%         84%
Total ERCOT
   Residential (b)..........................................                                 45%         46%
   Small business (b).......................................                                 32%         33%
   Large business and other customers (c)...................                                 33%         39%

Hedging and risk management activities

   Net unrealized mark-to-market gains/(losses).............     $  (15)       $  11       $ (46)     $   58
   Realized gains/(losses)..................................        (49)          (7)        (15)         81
                                                                 -------       ------      ------     ------
     Total..................................................     $  (64)       $   4       $ (61)     $  139
                                                                 =======       =====       ======     ======

   (a) Historical service and other territory data for 2003 are best estimates.
   (b) Estimated market share is based on the number of customers that have choice.
   (c) Estimated market share is based on the annualized consumption for this overall market.

Energy
------

Three Months Ended September 30, 2004 compared to Three Months Ended
September 30, 2003
-------------------------------------------------------------------------------

      Operating revenues increased $80 million, or 3%, to $2.5 billion in 2004. Retail electricity revenues increased $22 million, or 1%, to $2.0 billion reflecting a $258 million increase due to higher average pricing, partially offset by a $236 million decline due to lower volumes. A 12% drop in sales volumes was driven by the effect of competitive activity, primarily in the large business market, and milder weather. Lower business market volumes also reflected a strategy to target higher margin customer segments. Milder weather contributed an estimated 6 percentage points to the volume decline. Higher pricing reflected increased price-to-beat rates, reflecting regulatory approved fuel factor increases, and higher pricing in the competitive large business market, both resulting from higher natural gas prices. Retail electricity customer counts at September 30, 2004 declined 1% from September 30, 2003. Wholesale electricity revenues grew $88 million, or 22%, to $487 million reflecting a $58 million increase attributable to a 15% rise in sales volumes and a $30 million increase due to the effect of increased natural gas prices on wholesale prices. The increase in wholesale sales volumes also reflected a partial shift in the customer base from retail to wholesale services, particularly in the business market.

      Net results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $68 million from a net gain of $4 million in 2003 to a net loss of $64 million in 2004. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but taken together with the effects of pricing and cost changes on gross margin. Changes in these results reflect market price movements on commodity positions held to hedge gross margin. The decline included $22 million in mark-to-market losses associated with required capacity auctions, $17 million primarily reflecting increased credit reserves due to the effect of increased natural gas prices on contracts and $15 million in mark-to-market losses associated with market price movements against hedges of gas in storage. Results from these activities included the net effect of recording unrealized gains and losses under mark-to-market accounting, versus settlement accounting, of $15 million in net losses in 2004 and net gains of $11 million in 2003. The majority of Energy's natural gas physical sales and purchases are in the wholesale markets and essentially represent hedging activities. These activities are accounted for on a net basis with the exception of retail sales to business customers, which effective October 1, 2003 are reported gross in accordance with new accounting rules and totaled $38 million in revenues for the third quarter of 2004. The increase in other revenues of $38 million to $86 million was driven by this change.

      Gross Margin

                                                                               Three Months Ended
                                                                                 September 30,
                                                                  ----------------------------------------------
                                                                               % of                        % of
                                                                   2004       Revenue        2003          Revenue
                                                                  ------     ---------      ------        --------
Operating revenues.....................................          $ 2,517         100%        $ 2,437        100%
Costs and expenses:
     Cost of energy sold, including delivery fees......            1,556          62%          1,539         63%
     Operating costs...................................              145           6%            164          7%
     Depreciation and amortization related to generation
         assets........................................               82           3%             89          4%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   734          29%        $   645         26%
                                                                 =======       =====         =======     ======

       Gross margin increased $89 million, or 14%, to $734 million in 2004. The margin increase was driven by the higher average pricing, partially offset by lower results from hedging and risk management activities, and the unfavorable effects of a volume mix shift from higher margin retail sales to wholesale sales, higher delivery fees and milder weather. The average cost of total power produced and purchased was up 2%, reflecting improved utilization of base-load (nuclear and lignite-fired) production and improved sourcing of purchased power versus gas-fired generation. Gross margin was also favorably impacted by lower depreciation as discussed immediately below.

      Operating costs decreased $19 million, or 12%, to $145 million in 2004. The decrease reflected $10 million related to customer care support services previously provided to TXU Gas (largely offset by lower related revenues), and $5 million due to the absence of the gas transportation subsidiary sold in June 2004 (largely offset by higher cost of energy sold related to gas-fired production). Other changes in operating costs were individually immaterial and largely offsetting.

      Depreciation and amortization related to generation assets decreased $7 million, or 8%, to $82 million, reflecting a decrease of $11 million due to extensions of estimated average depreciable lives of lignite and nuclear generation facilities' assets to better reflect their useful lives, partially offset by the effect of mining activity and the related asset retirement obligation.

      Depreciation and amortization not included in gross margin totaled $1 million and $11 million for the three months ended September 30, 2004 and 2003, respectively. This decline primarily reflected the transfer of information technology assets, principally capitalized software, to an affiliate in connection with the Capgemini transaction.

      SG&A expenses increased $16 million, or 10%, to $182 million in 2004 primarily reflecting a $14 million special compensation incentive program expense related to trading activities and $12 million in higher deferred incentive compensation expense due to the increase in the price of TXU Corp. common stock, partially offset by $6 million in reduced marketing costs outside the historical service territory and a $4 million decrease in bad debt expense.

      Other income increased by $16 million to $36 million in 2004. Other income in 2004 included a $18 million gain on sale of undeveloped land. Other income in both 2004 and 2003 reflected $18 million of amortization of a gain on the sale of two generation plants in 2002.

      Other deductions increased by $16 million to $20 million in 2004. Other deductions in 2004 consisted largely of $8 million in equity losses (representing depreciation expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini, a $5 million natural gas inventory loss resulting from an explosion at a third-party storage facility and approximately $3 million to settle a power purchase agreement.

      Interest income increased by $12 million to $13 million in 2004 primarily due to higher average advances to affiliates.

      Interest expense and related charges increased by $8 million, or 10%, to $91 million in 2004. The increase reflected $18 million due to higher average debt levels and $2 million representing lower reimbursement to Electric Delivery in 2003 for carrying costs related to securitized regulatory assets partially offset by $11 million due to lower average interest rates and $1 million in interest reimbursed to Electric Delivery in 2003 related to the excess mitigation credit that ceased at the end of 2003.

      The effective income tax rate was 33.0% in 2004 and 2003. There were no material unusual items affecting the comparison.

      Results from continuing operations increased $59 million to $309 million in 2004, reflecting the increase in gross margin partially offset by higher SG&A.

Nine Months Ended September 30, 2004 compared to Nine Months Ended
September 30, 2003
-------------------------------------------------------------------------------

      Operating revenues increased $346 million, or 6%, to $6.6 billion in 2004. Retail electricity revenues decreased $101 million, or 2%, to $5.0 billion. This decline reflected a $611 million decrease attributable to a 12% drop in sales volumes, driven by the effect of competitive activity and milder weather, partially offset by a $510 million increase due to higher average pricing. Lower business market volumes also reflected a strategy to target higher margin customer segments. Higher pricing reflected increased price-to-beat rates, reflecting regulatory approved fuel factor increases, and higher pricing in the competitive large business market, both resulting from higher natural gas prices. Retail electricity customer counts at September 30, 2004 declined 1% from September 30, 2003. Wholesale electricity revenues grew $515 million, or 56%, to $1.4 billion reflecting a $367 million increase attributable to a 40% rise in sales volumes and a $148 million increase due to the effect of increased natural gas prices on wholesale prices. Higher wholesale electricity sales volumes reflected the establishment of the new northeast zone in ERCOT. Because Energy has a generation plant and a relatively small retail customer base in the new zone, wholesale sales have increased, and wholesale power purchases also increased to meet retail sales demand in other zones. The increase in wholesale sales volumes also reflected a partial shift in the customer base from retail to wholesale services, particularly in the business market.

      Net results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $200 million from a net gain of $139 million in 2003 to a net loss of $61 million in 2004. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Changes in these results reflect market price movements on commodity positions held to hedge gross margin. The decline included $22 million in mark-to-market losses associated with required capacity auctions, $17 million in increased reserves, primarily reflecting increased credit reserves due to the effect of increased natural gas prices on contracts and $15 million in mark-to-market losses associated with market price movements against hedges of gas in storage. The comparison also reflected $34 million of additional gas storage and retail gas business margin in 2003, primarily related to businesses sold in late 2003, $18 million due to a favorable settlement with a counterparty in 2003 and $11 million in gains on contracts that are no longer marked-to-market. Results from these activities included the net effect of recording unrealized gains and losses under mark-to-market accounting, versus settlement accounting, of $46 million in net losses in 2004 and net gains of $58 million in 2003. The majority of Energy's natural gas physical sales and purchases are in the wholesale markets and essentially represent hedging activities. These activities are accounted for on a net basis with the exception of retail sales to business customers, which effective October 1, 2003 are reported gross in accordance with new accounting rules and totaled $126 million in revenues for the first nine months of 2004. The increase in other revenues of $132 million to $263 million in 2004 was primarily driven by this change.

      Gross Margin

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                ---------------------------------------------------
                                                                                % of                      % of
                                                                   2004       Revenue         2003        Revenue
                                                                  ------     ---------       ------      ---------
Operating revenues.....................................          $ 6,589         100%        $ 6,243        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            4,157          63%          4,037         65%
     Operating costs...................................              513           8%            506          8%
     Depreciation and amortization related to generation
         assets........................................              246           4%            277          4%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $ 1,673          25%        $ 1,423         23%
                                                                 =======       =====         =======     ======

      Gross margin increased $250 million, or 18%, to $1.7 billion in 2004. The margin increase was driven by the higher average pricing, partially offset by lower results from hedging and risk management activities, and the unfavorable effects of a volume mix shift from higher margin retail sales to wholesale sales, delivery fees and milder weather. The average cost of total power produced and purchased declined 2%, reflecting improved utilization of base load (nuclear and lignite-fired) production and improved sourcing of purchased power versus gas-fired generation. Gross margin was also favorably impacted by lower depreciation as discussed below.

      Operating costs increased $7 million, or 1%, to $513 million in 2004. The increase reflected $31 million in incremental testing, inspection and component repair costs associated with the planned outage for refueling at the nuclear facility, partially offset by lower spending for other repair and maintenance projects. Operating costs reflected decline of $10 million related to customer care support services previously provided to TXU Gas (largely offset by lower related revenues), and $7 million due to the absence of the gas transportation subsidiary sold in June 2004 (largely offset by higher costs of energy sold related to gas-fired production). Other changes in operating costs were individually immaterial and largely offsetting.

      Depreciation and amortization related to generation assets decreased $31 million, or 11%, to $246 million, reflecting a decrease of $45 million due to extensions of estimated average depreciable lives of lignite and nuclear generation facilities' assets to better reflect their useful lives, partially offset by the effect of mining activity and the related asset retirement obligation.

      Depreciation and amortization not included in gross margin totaled $22 million and $29 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease reflected the effect of the transfer of information technology assets, principally capitalized software, to an affiliate in connection with the Capgemini transaction, partially offset by acceleration of the amortization of certain software to reflect a shorter useful life.

      SG&A expenses increased $35 million, or 8%, to $491 million in 2004 reflecting $29 million of higher deferred incentive compensation expense due to the increase in the price of TXU Corp. common stock, a $14 million special incentive compensation program expense related to trading activities, $11 million in staffing and other costs to improve customer call center service and higher bad debt expense of $8 million primarily reflecting a favorable settlement in 2003, partially offset by $4 million in reduced marketing costs outside the historical service territory.

      Other income increased by $7 million to $50 million in 2004. Other income in 2004 included a $18 million gain on sale of undeveloped property. Other income in both 2004 and 2003 reflected $30 million of amortization of a gain on the sale of two generation plants in 2002.

      Other deductions increased $292 million to $301 million in 2004. Other deductions in 2004 consist largely of $107 million for software writedowns, $89 million for employee severance and $79 million in spare parts inventory writedowns, all discussed above under "Strategic Initiatives and Other Actions." Other deductions also reflected $8 million in equity losses (representing depreciation expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini, a $5 million natural gas inventory loss resulting from an explosion at a third-party storage facility and approximately $3 million to settle a power purchase agreement.

      Interest income increased by $18 million to $21 million in 2004 primarily due to higher average advances to affiliates.

      Interest expense and related charges increased by $17 million, or 7%, to $263 million in 2004. The increase reflected $28 million due to higher average debt levels and $4 million representing lower interest reimbursement to Electric Delivery in 2003 for carrying costs related to securitized regulatory assets, partially offset by 9 million due to lower average interest rates and $6 million in interest reimbursed to Electric Delivery in 2003 related to the excess mitigation credit that ceased at the end of 2003.

      The effective income tax rate decreased to 30.5% in 2004 from 31.8% in 2003 driven by the effects of ongoing tax benefits of depletion allowances and amortization of investment tax credits on a lower income base in 2004.

      Income from continuing operations before cumulative effect of changes in accounting principles decreased $32 million to $408 million in 2004, reflecting the increase in other deductions and SG&A expenses, partially offset by the higher gross margin.

Electric Delivery
-----------------

Financial Results
-----------------

                                                                    Three Months Ended       Nine Months Ended
                                                                      September 30,            September 30,
                                                                   --------------------     --------------------
                                                                     2004        2003        2004         2003
                                                                    ------      ------      ------       ------
Operating revenues..........................................         $ 648      $ 613       $1,688       $1,605

Costs and expenses:

     Operating costs........................................           193        175          547          524

     Depreciation and amortization..........................           116         78          286          215

     Selling, general and administrative expenses...........            53         49          154          145

     Franchise and revenue-based taxes .....................            66         63          183          183

     Other income ..........................................             -         (2)          (4)          (6)

     Other deductions ......................................             3          -           23            -

     Interest income........................................           (17)       (14)         (42)         (43)

     Interest expense and related charges...................            71         74          212          229
                                                                     -----      -----       ------       ------

         Total costs and expenses...........................           485        423        1,359        1,247
                                                                     -----      -----       ------       ------

Income before income taxes..................................           163        190          329          358

Income tax expense..........................................            56         65          109          119
                                                                     -----      -----       ------       ------

Income before extraordinary gain............................         $ 107      $ 125       $  220       $  239
                                                                     =====      =====       ======       ======

--------------

This segment consists of the electricity transmission and distribution business, which is subject to regulation by Texas authorities.

Electric Delivery
-----------------

Operating Data
--------------

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                    --------------------      -------------------
                                                                     2004          2003        2004        2003
                                                                    ------        ------      ------      ------
Operating statistics - volumes:

Electric energy delivered (GWh)..................................... 30,868        31,881     79,399      80,167

Reliability statistics:

System Average Interruption Duration Index (SAIDI) (non-storm)(a)...                           74.58       74.19

System Average Interruption Frequency Index (SAIFI)(non-storm)(a)...                            1.09        1.19

Customer Average Interruption Duration Index (CAIDI)(non-storm)(a)..                           68.25       62.46


Electricity points of delivery (end of period and in thousands):

Electricity distribution points of delivery (based on number
  of meters)(b)....................................................                            2,963       2,920

Operating revenues (millions of dollars):

Electricity transmission and distribution:
     Affiliated (Energy)....................................        $ 417         $ 441       $1,101      $1,167
     Non-affiliated.........................................          231           172          587         438
                                                                    -----         -----       ------      ------
       Total operating revenues.............................        $ 648         $ 613       $1,688      $1,605
                                                                    =====         =====       ======      ======

--------------------------

(a) SAIDI is the average number of total electric service outage minutes per customer in the past year. SAIFI is the average number of electric service interruptions per customer in the past year. CAIDI is the average number of electric service outage minutes per interruption in the past year.
(b) Includes lighting sites, principally guard lights, for which Energy is the REP but are not included in Energy's customer count. Such sites totaled 96,499 and 102,267 at September 30, 2004 and 2003, respectively.

Electric Delivery
-----------------

      Change in Business-- On June 17, 2004, TXU Corp. announced the TXU Gas transaction, which closed on October 1, 2004. TXU Gas is reported as a discontinued operation, and therefore is no longer included in the Electric Delivery (formerly Energy Delivery) segment. Prior period financial information has been reclassified to reflect the discontinued business.

Three Months Ended September 30, 2004 compared to Three Months Ended
September 30, 2003
-------------------------------------------------------------------------------

      Operating revenues increased $35 million, or 6%, to $648 million in 2004. Higher tariffs provided an increase of $48 million, reflecting delivery fee surcharges associated with the issuance of securitization bonds in August 2003 and June 2004 ($38 million), an increase in distribution tariffs to recover higher transmission costs ($8 million) and transmission rate increases approved in 2003 and 2004 ($2 million). Delivery fee surcharges associated with the second issuance of securitization bonds in June 2004 were billed to customers starting on July 1, 2004. The impact of surcharges related to securitization bonds is an increase to revenues and an increase in amortization of the related regulatory asset in the same amount. Lower volumes in 2004, primarily due to milder weather, resulted in an estimated $13 million decrease in revenue.

Gross Margin



                                                                       Three Months Ended September 30,
                                                                ------------------------------------------------
                                                                             % of                       % of
                                                                  2004       Revenue       2003        Revenue
                                                                 ------     ---------     ------      ---------
Operating revenues.....................................          $   648        100%      $   613        100%
Costs and expenses:
     Operating costs...................................              193         30%          175         29%
     Depreciation and amortization.....................              116         18%           75         12%
                                                                 -------      -----       -------     ------
Gross margin...........................................          $   339         52%      $   363         59%
                                                                 =======      =====       =======     ======

      Gross margin decreased $24 million, or 7%, to $339 million in 2004, driven by the lower volumes and an increase in operating costs, partially offset by an increase in transmission-related tariffs. The increase in operating costs of $18 million, or 10%, to $193 million, reflected a $9 million increase in vegetation management to improve system reliability, a $5 million increase in third-party transmission costs and a $2 million increase in property taxes due to property additions and increased values. Depreciation and amortization included in gross margin reflected depreciation of assets directly used in the delivery of electricity and amortization of regulatory assets. The increase in depreciation and amortization of $41 million, or 55%, to $116 million reflected $38 million in higher amortization of regulatory assets associated with the issuance of securitization bonds (offsetting the same amount of revenue increase) and $3 million in higher depreciation due to normal additions and replacements of equipment.

      Depreciation and amortization not included in gross margin totaled $3 million for the three months ended September 30, 2003, compared to essentially zero in the 2004 period. This decline reflected a transfer of information technology assets, principally capitalized software, to an affiliate in connection with the Capgemini outsourcing transaction (see Note 1 to Financial Statements).

      SG&A expenses increased $4 million, or 8%, to $53 million in 2004 reflecting approximately $6 million increase in deferred and long-term incentive compensation expense due primarily to a higher TXU Corp. common stock price and $2 million in increases in various other cost categories that were individually not significant, partially offset by a $4 million decrease in pension and retiree medical benefits expense.

      Other deductions of $3 million in 2004 consisted largely of TXU Electric Delivery's portion of the equity losses (representing depreciation expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini. See the discussion above under "Strategic Initiatives and Other Actions" for additional information.

      Interest income increased by $3 million, or 21%, to $17 million in 2004 primarily representing lower reimbursement from Energy in 2003 for carrying costs related to securitized regulatory assets.

      Interest expense and related charges decreased $3 million, or 4%, to $71 million in 2004. The decrease reflected a $6 million impact of lower average rates, partially offset by a $3 million impact of higher average borrowings.

      The effective income tax rate increased to 34.4% in 2004 from 34.0% in 2003. There were no significant unusual items affecting this comparison.

      Net income decreased $18 million, or 14%, to $107 million in 2004, primarily reflecting lower revenues due to milder weather and increased operating expenses.

Electric Delivery
------------------

Nine Months Ended September 30, 2004 compared to Nine Months Ended
September 30, 2003
-------------------------------------------------------------------------------

      Operating revenues increased $83 million, or 5%, to $1.7 billion in 2004. Higher tariffs provided a $103 million increase, reflecting delivery fee surcharges associated with the issuance of securitization bonds in August 2003 and June 2004 ($66 million), an increase in distribution tariffs to recover higher transmission costs ($19 million) and transmission rate increases approved in 2003 and 2004 ($18 million). Revenue growth also included $6 million in increased disconnect/reconnect fees, reflecting disconnections initiated by REPs on uncollected accounts. Lower volumes delivered in 2004, primarily due to milder weather, resulted in an estimated $26 million decrease in revenue.

Gross Margin



                                                                        Nine Months Ended September 30,
                                                                 -----------------------------------------------
                                                                               % of                     % of
                                                                  2004       Revenue       2003        Revenue
                                                                 ------     --------      ------      ---------
Operating revenues.....................................          $ 1,688        100%      $ 1,605        100%
Costs and expenses:
     Operating costs...................................              547         32%          524         33%
     Depreciation and amortization.....................              283         17%          206         13%
                                                                 -------      -----       -------     ------
Gross margin...........................................          $   858         51%      $   875         54%
                                                                 =======      =====       =======     ======

      Gross margin decreased $17 million, or 2%, to $858 million in 2004, driven by lower volumes and an increase in operating costs, partially offset by a increase in transmission-related tariffs. The increase in operating costs of $23 million, or 4%, to $547 million, reflected a $9 million increase in third-party transmission costs, a $6 million increase in metering-related costs associated with the increased disconnect/reconnect activity, a $6 million increase in vegetation management to improve system reliability and a $5 million increase in property taxes due to property additions and increased values. Depreciation and amortization included in gross margin reflected depreciation of assets directly used in the delivery of electricity and amortization of regulatory assets. The increase in depreciation and amortization of $77 million, or 37%, to $283 million reflected $66 million in higher amortization of regulatory assets associated with the issuance of securitization bonds (offsetting the same amount of revenue increase) and $10 million in higher depreciation due to normal additions and replacements of equipment.

      Depreciation and amortization not included in gross margin totaled $3 million and $9 million for the nine months ended September 30, 2004 and 2003, respectively. This decline reflected a transfer of information technology assets, principally capitalized software, to an affiliate in connection with the Capgemini outsourcing transaction (see Note 1 to Financial Statements).

      SG&A expenses increased $9 million, or 6%, to $154 million in 2004, driven by a $13 million increase in deferred incentive compensation expense due primarily to a higher TXU Corp. common stock price, partially offset by a $3 million decrease in pension and retiree medical benefits expense.

      Other deductions of $23 million in 2004 consisted largely of $18 million of severance-related charges in connection with the Capgemini outsourcing transaction and other cost reduction initiatives and $3 million related to TXU Electric Delivery's portion of the equity losses (representing depreciation expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini. See the discussion above under "Strategic Initiatives and Other Actions" for additional information.

      Interest income decreased by $1 million, or 2%, to $42 million in 2004 driven by a $6 million decrease in interest income from Energy related to excess mitigation credit that ceased at the end of 2003 and a $4 million increase representing lower reimbursement from Energy in 2003 for carrying costs related to securitized regulatory assets.

      Interest expense and related charges decreased $17 million, or 7%, to $212 million in 2004. The decrease reflected a $16 million impact of lower average interest rates and $6 million in interest paid to REPs in 2003 related to the excess mitigation credit that ceased at the end of 2003, partially offset by a $5 million impact of higher average borrowings.

      The effective income tax rate decreased to 33.1% in 2004 from 33.2% in 2003. There were no significant unusual items affecting this comparison.

      Income before extraordinary gain decreased $19 million, or 8%, to $220 million in 2004, primarily reflecting lower volumes, the other deductions and increased operating expenses, partially offset by lower interest expense and higher transmission-related revenues.

COMPREHENSIVE INCOME - Continuing Operations

      Cash flow hedge activity reported in other comprehensive income from continuing operations included:

                                                                 Three Months Ended      Nine Months Ended
                                                                     September 30,        September   30,
                                                                ---------------------   -------------------
                                                                  2004         2003      2004        2003
                                                                 -------      ------    ------      ------
Cash flow hedge activity (net of tax):
Net change in fair value of hedges-gains/(losses):
   Commodities..............................................   $   (11)      $   (20)    $   (86)    $  (118)
   Financing - interest rate swaps..........................         1            (3)         13         (37)
                                                               -------       --------    -------     --------
                                                                   (10)          (23)        (73)       (155)
                                                               --------      --------    --------    --------

Losses (gains) realized in earnings (net of tax):
   Commodities..............................................         8            43          20         112
   Financing - interest rate swaps..........................         8            10           4          50
                                                               -------       -------     -------     -------
                                                                    16            53          24         162
                                                               -------       -------     -------     -------

Effect of cash flow hedges reported in comprehensive results
   related to continuing operations.........................   $     6       $    30     $   (49)    $     7
                                                               =======       =======     ========    =======

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      Cash Flows - Cash flows provided by operating activities in 2004 were $1.1 billion compared to $1.8 billion in 2003. The principal driver of the $726 million decrease in 2004 was a $616 million tax refund in 2003, primarily related to tax benefits associated with the write-off of the investment in Europe and a $132 million decrease in working capital (accounts receivable, accounts payable and inventory) changes reflecting the improvements in 2003 due to higher collections following billing delays experienced during the transition to competition.

      Cash flows used in financing activities were $3.6 billion in 2004 compared to $1.5 billion in 2003. Net cash used in the repayment and issuance of borrowings totaled $373 million in 2004 compared to $1.3 billion in 2003. Net cash used in repurchase of common stock totaled $1.2 billion in 2004. The exchangeable preferred membership interests were repurchased in 2004 for $1.9 billion. Common stock dividends of $120 million were paid in both 2004 and 2003.

      Cash flows provided by investing activities totaled $2.4 billion in 2004 compared to $1.2 billion used during 2003. Capital expenditures, including nuclear fuel, were $589 million in 2004 and $534 million in 2003. Capital expenditures are expected to total $1.0 billion in 2004. Cash flows provided by investing activities in 2004 included $1.9 billion from the sale of TXU Australia, $496 million from the sale of TXU Fuel Company and $495 million from the sale of the telecommunications business (see Note 3 to Financial Statements). Cash flows used by investing activities in 2003 included $525 million invested in a trust to support a credit facility and $150 million to acquire the partners' interest in the telecommunications joint venture.

      Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $48 million for 2004. This difference represents amortization of nuclear fuel, which is reported as cost of energy sold in the statement of income consistent with industry practice, and amortization of certain regulatory assets, which is reported as operating costs in the statement of income.

      Income tax -- TXU Corp. does not expect to incur federal income tax payments in 2004 because available net operating loss carryforwards will fully offset taxable income earned in 2004. TXU Corp. estimates that remaining net operating loss carryforwards will be fully utilized against taxable income earned in 2005. In addition, TXU Corp. may be required to make payments in future periods with respect to tax audit adjustments. The amount and timing of such payments, which could be material, are uncertain.
(Also see Note 8 to Financial Statements.)

Financing Activities
--------------------

      Reference is made to the discussion of TXU Corp.'s Debt and Capital Management Program under "Strategic Initiatives and Other Actions" above.

      Long-Term Debt Activity -- During the nine months ended September 30, 2004, TXU Corp. issued, redeemed, reacquired or made scheduled principal payments on long-term debt as follows:

                                                                                       Issuances   Retirements
                                                                                       ---------   ------------
TXU Corp.:
    Long-term debt ................................................................      $   --      $   12
    Senior Notes....................................................................         --         358
    Equity-linked securities........................................................         --         423
    Senior Notes included in liabilities of telecommunications holding company......         --         560

Energy:
    Pollution control revenue bonds.................................................         --         222
    Senior Notes....................................................................        800          --
    Other ..........................................................................         --           7

Electric Delivery:
    Transition bonds................................................................        790          23
    First mortgage bonds............................................................         --         492

TXU Gas:
    Senior notes....................................................................         --         150

US Holdings:
    Long-term debt.................................................................          --           2
                                                                                         ------      ------

    Total..........................................................................      $1,590      $2,249
                                                                                         ======      ======


      See Notes 4, 5, and 6 to Financial Statements for further detail of debt issuance and retirements, financing arrangements, fair value hedges and debt held by unconsolidated subsidiary trusts.

      Equity --TXU Corp. or its predecessor has declared common stock dividends payable in cash in each year since incorporation in 1945. The Board of Directors of TXU Corp., at its August 2004 meeting, declared a quarterly dividend of $0.125 a share, payable October 1, 2004, to shareholders of record on September 4, 2004. TXU Corp. paid quarterly dividends of $0.125 a share throughout 2003 and the first and second quarters of 2004. See discussion above under "Strategic Initiatives and Other Actions" regarding the adoption of a new dividend and cash distribution policy and an increase in the dividend rate.

      The mortgage of Electric Delivery restricts its payment of dividends to the amount of its retained earnings. Certain other debt instruments and preferred securities of TXU Corp. contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At September 30, 2004, there were no restrictions on the payment of dividends under these provisions.

      See Note 7 to Financial Statements for an analysis of changes in common stock equity.

      Capitalization -- The capitalization ratios of TXU Corp. at September 30, 2004, consisted of 1.1% long-term debt held by subsidiary trusts, 2.0% equity-linked debt securities, 63.3% other long-term debt, less amounts due currently, 2.1% preference stock, 0.8% preferred stock of subsidiaries and 30.7% common stock equity. Total debt to capitalization, including short-term debt, was 66.4% and 62.0% at September 30, 2004 and December 31, 2003, respectively.

      Short-term Borrowings -- At September 30, 2004, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings under the three-year revolving credit facility of $565 million at a weighted average interest rate of 4.27%. At December 31, 2003, TXU Corp. had no short-term borrowings outstanding.

      Credit Facilities -- TXU Corp. had credit facilities totaling $3 billion of which $1.9 billion was unused at September 30, 2004. These credit facilities are used for working capital and general corporate purposes and support issuances of letters of credit. See Note 4 to Financial Statements for details of the arrangements.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program at September 30, 2004 and December 31, 2003 totaled $700 million and $600 million, respectively. See Note 4 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

      Registered Financing Arrangements --Additional debt and equity securities may be issued and sold as needed, including: (i) issuances by TXU Corp. of up to approximately $2.0 billion of equity securities, equity-linked securities, debt securities and/or preferred securities of subsidiary trusts and (ii) issuances by US Holdings of up to $25 million of cumulative preferred stock and up to an aggregate of $924 million of additional cumulative preferred stock, debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the SEC for offering pursuant to Rule 415 under the Securities Act.

      Cash and Cash Equivalents -- Cash on hand totaled $592 million and $829 million at September 30, 2004 and December 31, 2003, respectively. The decline primarily reflects repayments of borrowings.

      Restricted Cash -- At September 30, 2004, TXU Corp. had a $525 million investment in LOC Trust, accounted for as restricted cash, representing collateral to support a $500 million credit facility (see Note 4 to Financial Statements). The remaining restricted cash reported in investments on the balance sheet as of September 30, 2004 included $39 million held as collateral for letters of credit issued and $10 million principally related to payment of fees associated with the securitization bonds and $5 million in reserve for shortfalls of transition charges. At September 30, 2004, the TXU Electric Delivery Transition Bond Company LLC had $29 million of restricted cash, representing collections from customers that secure its securitization bonds and may be used only to service its debt and pay its expenses.

      Credit Ratings -- The current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:

                          TXU Corp.           US Holdings     Electric Delivery Electric Delivery      Energy
                       ----------------   -----------------   ----------------- -----------------   ----------------
                      (Senior Unsecured)  (Senior Unsecured)     (Secured)      (Senior Unsecured) (Senior Unsecured)
S&P...............           BBB-               BBB-               BBB               BBB-              BBB
Moody's...........           Ba1                Baa3               Baa1              Baa2              Baa2
Fitch.............           BBB-               BBB-               A-/BBB+           BBB+              BBB


      Moody's and Fitch currently maintain a stable outlook for TXU Corp., US Holdings, Energy and Electric Delivery. Electric Delivery first mortgage bonds are rated A- and its senior secured notes are rated BBB+ by Fitch. S&P currently maintains a negative outlook for each such entity.

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

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. As of September 30, 2004, TXU Corp. was in compliance with all such applicable covenants.

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

      Credit Rating Covenants
      -----------------------

      Energy has provided a guarantee of the obligations under TXU Corp.'s lease (approximately $120 million at September 30, 2004) for its headquarters building. In the event of a downgrade of Energy's credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such rating decline.

      Energy has entered into certain commodity contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request Energy to post collateral in the event that its credit rating falls below investment grade. Based on its current commodity contract positions, if Energy were downgraded below investment grade by any specified rating agency, counterparties would have the option to request Energy to post additional collateral of approximately $182 million.

      In addition, Energy has a number of other contractual arrangements under which the counterparties would have the right to request Energy to post collateral. The amount Energy would post under these transactions depends in part on the value of the contracts at that time and Energy's rating by each of the three rating agencies. As of September 30, 2004, based on current contract values, the maximum Energy would post for these transactions is $170 million. Of this amount, $150 million relates to one specific counterparty that would require Energy to post collateral if all three rating agencies downgraded Energy to below investment grade.

      Energy is also the obligor on leases aggregating $158 million. Under the terms of those leases, if Energy's credit rating were downgraded to below investment grade by any specified rating agency, Energy could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the leases.

      Cross Default Provisions
      ------------------------

      Certain financing arrangements contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

      A default by TXU Corp. on indebtedness with a principal amount in excess of $50 million would result in a cross default under its $500 million five-year revolving credit facility expiring August 2008 and its new $2.3 billion 364 day credit facility.

      A default by TXU Corp., Energy or Electric Delivery in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default under TXU Corp.'s new $2.3 billion, 364 day credit facility.

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

      Other arrangements, including leases, have cross default provisions, the triggering of which would not result in a significant effect on liquidity.

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



Contractual  Cash Obligations                              -----------------------------------------------
-----------------------------                                             One to    Three to      More
                                                             Less Than    Three      Five       Than Five
                                                             One Year     Years     Years         Years
                                                             --------     ------    --------    ---------

Long-term debt - principal and interest................       $2,420     $2,964     $1,955      $10,872
Operating leases and capital lease obligations.........          105        184        169          434
Purchase obligations...................................        2,272      1,606        491          455
Business services outsourcing obligations..............          249        458        458        1,088
Pension and other postretirement liabilities...........           98        196        196           98
                                                              ------     ------     ------      -------
    Total Contractual Cash Obligations                        $5,144     $5,408     $3,269      $12,947
                                                              ======     ======     ======      =======

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

      In connection with the TXU Gas transaction, on October 1, 2004, TXU Corp. agreed to guaranty certain indemnity obligations that TXU Gas may have to Atmos Energy Corporation. TXU Gas agreed, for a period of three years, to indemnify Atmos Energy Corporation for certain qualified environmental claims that may arise in relation to the assets acquired by Atmos Energy Corporation. TXU Gas is not required to indemnify Atmos Energy Corporation until the aggregate of all such qualified claims exceeds $10 million, and TXU Gas is only required to indemnify Atmos Energy Corporation for 50% of qualified claims between $10 million and $20 million. The maximum amount that TXU Gas (or TXU Corp. via the guaranty) would be required to pay Atmos Energy Corporation pursuant to this environmental indemnity is $192.5 million. In addition, TXU Gas agreed to indemnify Atmos Energy Corporation for any liability related to assets retained by TXU Gas including certain manufactured gas plants (MGPs) not acquired by Atmos Energy Corporation as well as pre-closing tax and employee related liabilities. While TXU Gas' indemnity obligation with respect to these matters is unlimited in amount and duration, TXU Corp.'s guaranty with respect to these matters is limited. TXU Corp.'s guaranty is limited to $500 million for liabilities associated with MGPs, and is limited to $1.4 billion for liabilities associated with pre-closing tax and employee related matters. In each case, TXU Corp.'s guaranty is limited to 10 years. The maximum aggregate amount that TXU Corp. may be required to pay under the guaranty is $1.925 billion. The estimated fair value of the guaranty recorded upon completion of the TXU Gas transaction is $2.5 million.

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

      In June 2004, Energy filed its second request for this year with the Commission to increase the fuel factor component of its price-to-beat rates. This request was approved July 28, 2004 and became effective on August 4, 2004. The filing reflects an increase of 12.7% in the market price of natural gas since the March 2004 filing. This adjustment raised the average monthly residential electric bill of a customer using 1,000 kilowatt hours by 5.7% or $5.87 per month.

      Transmission Rates -- In April 2004, Electric Delivery's new wholesale transmission rate was approved by the Commission and will generate a total annualized revenue increase of $14 million. Approximately $8.5 million of this increase would be recovered through transmission rates charged to wholesale customers, with the remaining $5.5 million to be recovered from REPs through the retail transmission cost recovery factor (TCRF) of Electric Delivery's retail delivery rate.

      In March 2004, the Commission approved an estimated annualized increase of $9 million in the TCRF component of Electric Delivery's distribution rates charged to REPs. In September 2004, Electric Delivery implemented a second increase in the TCRF component of its retail delivery rates charged to REPs. The request will increase annual revenues by an estimated $29.5 million. The effect of Electric Delivery's wholesale transmission rate increase described in the preceding paragraph was included in Electric Delivery's September 2004 TCRF update. With respect to the impact on TXU Corp.'s consolidated results, the higher TCRF results in reduced margin on Energy's sales to those retail customers with pricing that does not provide for recovery of higher delivery fees, principally price-to-beat customers.

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

      Electric Delivery filed formal notice of its name change at the Commission on June 1, 2004, by filing for approval re-issued tariffs that display the new company name but are in all other respects identical to the pre-existing tariffs. On August 9, 2004, the Commission Policy Development Division approved the re-issued tariffs and ordered Electric Delivery to implement use of a disclaimer regarding the difference between Electric Delivery and its competitive affiliates.

      Several Texas cities, acting in their role as a regulatory authority, have initiated an inquiry to determine if the rates of Electric Delivery, which have been established by the Commission, are just and reasonable. Electric Delivery expects to file information responsive to the inquiries by the end of 2004, with city actions, if any, to take place in 2005. TXU Corp. does not believe any reasonable outcome would have a material effect on TXU Corp.'s consolidated results.

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

      In August 2004, Energy proposed a tiered pricing program for out-of-territory customers (i.e., those customers outside of Energy's traditional North Texas service area) that would provide the lowest prices to customers that Energy has determined will pose the lowest risk of poor payment behavior, and higher prices to customers who will pose a higher risk of poor payment behavior. Energy's proposed tiered pricing program would have made use of credit information obtained from a credit reporting agency to make the payment risk determination. On September 8, 2004, the Texas Office of Public Utility Counsel ("OPC") filed a complaint at the Commission alleging generally that the use of credit information is unlawfully discriminatory. Subsequently, on September 14, 2004, Energy filed its response to the OPC complaint and in that response, in addition to asserting that the proposed pricing plan is lawful, notified the Commission that, pursuant to the Commission Staff's request, Energy would suspend implementation of the proposed tiered pricing program for at least 45 days, so that Energy could engage in discussions with Commission Staff, OPC, and others regarding other tools to address the pressing issue of mounting bad debt (uncollectibles). OPC requested, and the Commission granted, the dismissal of the complaint without prejudice to refiling. These discussions began shortly thereafter and are continuing.

      ERCOT Market Issues - The Texas Public Utility Regulatory Act ("PURA") and the Commission are subject to "sunset review" by the Texas Legislature in the 2005 legislative session. Sunset review entails, generally, a comprehensive review of the need for and efficacy of an administrative agency (e.g., the Commission), along with an evaluation of the advisability of any changes to that agency's authorizing legislation (e.g., PURA). As part of the sunset review process, the legislative Sunset Advisory Commission has recommended that the Legislature re-authorize the Commission for at least 6 years, and has recommended other changes to PURA that are not expected to have a material adverse impact upon the Company's operations. The Legislature could consider and enact other changes to PURA and the Company cannot predict whether any such changes might have a material adverse impact on its operations.

      In addition to sunset review, the Texas Legislature and other Texas governmental entities have initiated investigations into alleged improprieties regarding some contracting practices of ERCOT, the non-governmental entity that has operational control of the electric grid for much of Texas. To date, these activities have not resulted in actions that are expected to have a material impact on the Company's operations, but the company cannot predict whether the culmination of these or other governmental activities that may affect the ERCOT market may result in any such material adverse effect.

      Wholesale market design In August 2003, the Commission adopted a rule that, if fully implemented, would alter the wholesale market design in ERCOT. The rule requires ERCOT:
      o  to use a stakeholder process to develop a new wholesale market mode;
      o  to operate a voluntary day-ahead energy market;
      o to directly assign all congestion rents to the resources that caused the congestion;
      o  to use nodal energy prices for resources;

      o  to provide information for energy trading hubs by aggregating nodes;
      o  to use zonal prices for loads; and
      o  to provide congestion revenue rights (but not physical rights).

      Under the rule, the proposed market design and associated cost-benefit analysis is to be filed with the Commission by November 1, 2004 and is to be implemented by October 1, 2006. On September 17, 2004, the Commission opened a rulemaking project to possibly delay the filing date of the proposed market design from November 1, 2004 to March 1, 2005. On October 28, the Commission adopted a rule change that would delay the filing date for the proposed market design until March 18, 2005. Additionally, the Commission approved an extension until December 31, 2004 for the filing of the cost-benefit analysis. TXU Energy is currently unable to predict the cost or impact of implementing any proposed change to the current wholesale market design.

      Environmental Matters -- On October 1, 2004, TXU Corp. released an independent study by NERA Economic Consulting in collaboration with Marc Goldsmith & Associates. The study evaluated TXU Corp.'s processes for following and evaluating air emissions and climate policies and reviewed the company's actions regarding previous major air emissions policies and compliance. Additionally, the study considered the financial consequences and related risks to TXU Corp. of prospective air emissions and climate change policies, including an assessment of the financial effects of reducing emissions now in anticipation of future requirements. The study concluded that TXU Corp. has the appropriate processes and procedures in place and uses appropriate economic methodologies to evaluate financial consequences of environmental regulatory policy changes and scenarios. The study also concluded that absent certain specific circumstances, TXU Corp.'s shareholders would not benefit if the company devoted major financial resources now to reduce its carbon dioxide emissions in advance of uncertain future emission regulations. In addition, the study concluded that TXU Corp.'s efforts have consistently resulted in compliance with air emission limits. The study is available on TXU Corp.'s website at http://www.txucorp.com/envcom/default.asp.

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

      TXU Corp.'s businesses are subject to changes in laws (including PURA, the Federal Power Act, as amended, the Atomic Energy Act, as amended, the Public Utility Regulatory Policies Act of 1978, as amended, the Clean Air Act, as amended, and the Public Utility Holding Company Act of 1935, as amended) and changing governmental policy and regulatory actions (including those of the Commission, the RRC, the FERC, the EPA and the NRC) with respect to matters including, but not limited to, market structure and design, operation of nuclear power facilities, construction and operation of other power generation facilities, construction and operation of transmission facilities, acquisition, disposal, depreciation, and amortization of regulated assets and facilities, decommissioning costs, and return on invested capital for TXU Corp.'s regulated businesses, and present or prospective wholesale and retail competition. In particular, PURA and the Commission are subject to "sunset review" by the Texas Legislature in the upcoming 2005 legislative session. See "ERCOT Market Issues" and "Wholesale Market Design" above.

      Energy, along with other market participants, is subject to oversight by the Commission. In that connection, Energy and other market participants may be subject to various competition-related rules and regulations, including but not limited to possible price-mitigation rules, as well as rules related to market behavior.

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

      TXU Corp.'s regulated businesses are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Electric Delivery's rates are regulated by the Commission based on an analysis of Electric Delivery's costs, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of Electric Delivery's costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of Electric Delivery's costs and the return on invested capital allowed by the Commission. In addition, a group of cities is seeking to determine whether recent operational initiatives implemented by TXU Corp. have reduced Electric Delivery's cost-of-service and require a reduction in its rates.

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

      To manage its near-term financial exposure related to commodity price fluctuations, TXU Corp. routinely enters into contracts to hedge portions of its purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, lignite, coal, refined products, and other commodities, within established risk management guidelines. As part of this strategy, TXU Corp. routinely utilizes fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. However, TXU Corp. can normally cover only a small portion of the exposure of its assets and positions to market price volatility, and the coverage will vary over time. To the extent TXU Corp. has unhedged positions, fluctuating commodity prices can materially impact TXU Corp.'s results of operations and financial position, either favorably or unfavorably.

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

      Most of TXU Corp.'s large customers, suppliers and counterparties require sufficient creditworthiness in order to enter into transactions. If TXU Corp.'s subsidiaries' ratings were to decline to below investment grade, costs to operate the power business would increase because counterparties may require the posting of collateral in the form of cash-related instruments, or counterparties may decline to do business with TXU Corp.'s subsidiaries.

      In addition, as discussed in TXU Corp.'s Annual Report on Form 10-K for the year ended December 31, 2003, the terms of certain of TXU Corp.'s financing and other arrangements contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

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

      The ownership and operation of nuclear facilities, including TXU Corp.'s ownership and operation of the Comanche Peak generation plant, involve certain risks. These risks include: mechanical or structural problems; inadequacy or lapses in maintenance protocols; the impairment of reactor operation and safety systems due to human error; the costs of storage, handling and disposal of nuclear materials; limitations on the amounts and types of insurance coverage commercially available; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The following are among the more significant of these risks:

      o Operational Risk - Operations at any nuclear power production plant could degrade to the point where the plant would have to be shut down. Over the next three years, certain equipment at Comanche Peak is expected to be replaced. The cost of these actions is currently expected to be material and could result in extended outages. If this were to happen, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments. Rather than incurring substantial costs to restart the plant, the plant may be shut down. Furthermore, a shut-down or failure at any other nuclear plant could cause regulators to require a shut-down or reduced availability at Comanche Peak.

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

      The information systems and processes necessary to support risk management, sales, customer service and energy procurement and supply in competitive retail markets in Texas and elsewhere are new, complex and extensive. These systems and processes require ongoing refinement, which may prove more expensive than planned and may not work as planned. Delays in the perfection of these systems and processes and any related increase in costs could have a material adverse impact on TXU Corp.'s business and results of operations.

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

      The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact TXU Corp.'s ability to sustain and grow its businesses, which are capital intensive, and would increase its capital costs. TXU Corp. relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. TXU Corp.'s access to the financial markets could be adversely impacted by various factors, such as:

      o changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;
      o  inability to access commercial paper markets;
      o a deterioration of TXU Corp.'s credit or the credit of its subsidiaries or a reduction in TXU Corp.'s credit ratings or the credit ratings of its subsidiaries;
      o extreme volatility in TXU Corp.'s markets that increases margin or credit requirements;
      o  a material breakdown in TXU Corp.'s risk management procedures;
      o prolonged delays in billing and payment resulting from delays in switching customers from one REP to another; and
      o the occurrence of material adverse changes in TXU Corp.'s businesses that restrict TXU Corp.'s ability to access its liquidity facilities.

      A lack of necessary capital and cash reserves could adversely impact the evaluation of TXU Corp.'s credit worthiness by counterparties and rating agencies, and would likely increase its capital costs. Further, concerns on the part of counterparties regarding TXU Corp.'s liquidity and credit could limit its portfolio management activities.

      As a result of the energy crisis in California during 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by Enron Corporation, accounting irregularities of public companies, and investigations by governmental authorities into energy trading activities, companies in the regulated and non-regulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Accounting irregularities at certain companies in the industry have caused regulators and legislators to review current accounting practices and financial disclosures. The capital markets and ratings agencies also have increased their level of scrutiny. Additionally, allegations against various energy trading companies of "round trip" or "wash" transactions, which involve the simultaneous buying and selling of the same amount of power at the same price and delivery location and provide no true economic benefit, power market manipulation and inaccurate power and commodity price reporting have had a negative effect on the industry. TXU Corp. believes that it is complying with all applicable laws, but it is difficult or impossible to predict or control what effect events and investigations in the energy industry may have on TXU Corp.'s financial condition or access to the capital markets. Additionally, it is unclear what laws and regulations may develop, and TXU Corp. cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or its operations specifically. Any such new accounting standards could negatively impact reported financial results.

      TXU Corp. is subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims. Since October 2002, a number of lawsuits have been filed in federal and state courts in Texas against TXU Corp. and various of its officers, directors and underwriters. In addition, the circumstances surrounding the insolvency of TXU Corp.'s operations in Europe, as well as the administration proceeding, have resulted in notices of various claims or potential claims and might result in lawsuits by the creditors of or others associated with TXU Europe. In addition, the administrators of certain of the TXU Europe companies have given TXU Corp. written notice of the basis for the claims alleged against TXU Corp. and certain individual TXU Corp. officers and directors and TXU Corp. has been in contact with the administrators regarding such claims. Such current and potential legal proceedings could result in payments of judgment or settlement amounts.

      The market price of TXU Corp.'s common stock has been volatile in the past, and a variety of factors could cause the price to fluctuate in the future. In addition to the matters discussed above and in TXU Corp.'s other filings under the Securities Exchange Act of 1934, as amended, the following could impact the market price for TXU Corp.'s common stock:

      o  developments related to TXU Corp.'s businesses;
      o  fluctuations in TXU Corp.'s results of operations;
      o  the level of dividends and share repurchases;
      o  TXU Corp.'s debt to equity ratios and other credit metrics;
      o  effect of significant events relating to the energy sector in general;
      o  sales of TXU Corp. securities into the marketplace;
      o general conditions in the industry and the energy markets in which TXU Corp. is a participant;
      o  the worldwide economy;
      o  an outbreak of war or hostilities;
      o a shortfall in revenues or earnings compared to securities analysts' expectations;
      o  changes in analysts' recommendations or projections; and
      o  actions by credit rating agencies.

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

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by TXU Corp. and its subsidiaries (collectively, TXU Corp.) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Corp. believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" and the following important factors, among others, that could cause the actual results of TXU Corp. to differ materially from those projected in such forward-looking statements:

      o prevailing governmental policies and regulatory actions, including those of the FERC, the Commission, the RRC and the NRC, with respect to:

                  allowed rates of return;
                  industry, market and rate structure;
                  purchased power and recovery of investments;
                  operations of nuclear generating facilities;
                  acquisitions and disposal of assets and facilities; operation and construction of plant facilities;
                  decommissioning costs;
                  present or prospective wholesale and retail competition; changes in tax laws and policies;
                  and changes in and compliance with environmental and safety laws and policies;

      o continued implementation of and "sunset" provisions regarding the 1999 Restructuring Legislation;
      o    legal and administrative proceedings and settlements;
      o    general industry trends;
      o    power costs (including repair costs) and availability;
      o weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;
      o unanticipated population growth or decline, and changes in market demand and demographic patterns;
      o changes in business strategy, development plans or vendor relationships;
      o TXU Corp.'s ability to execute the financing necessary to finance its share repurchase plan and actions of its board of directors with respect to future dividends and other cash distributions to shareholders;
      o TXU Corp.'s ability to implement the initiatives that are part of its restructuring, operational improvement and cost reduction program, and the terms upon which it executes those initiatives;
      o    competition for retail and wholesale customers;
      o    access to adequate transmission facilities to meet changing demands;
      o pricing and transportation of crude oil, natural gas and other commodities;
      o unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;
      o unanticipated changes in operating expenses, liquidity needs and capital expenditures;
      o    commercial bank market and capital market conditions;
      o competition for new energy development and other business opportunities;
      o inability of various counterparties to meet their obligations with respect to TXU Corp.'s financial instruments;
      o    changes in technology used by and services offered by TXU Corp.;
      o significant changes in TXU Corp.'s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;
      o significant changes in critical accounting policies material to TXU Corp.; and
      o    actions by credit rating agencies.

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

      TXU Corp. continuously reviews its disclosed risk analysis metrics. In the course of this review, it was determined that the Portfolio VaR metric would no longer be disclosed as it is not a meaningful measure of actionable commodity price risk. Other metrics that measure the effect of such risk on earnings, cash flows and the value of its mark-to-market contract portfolio continue to be disclosed. TXU Corp. may in the future add or eliminate other metrics in its disclosures of risks.

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


                                                                                 September 30,    December 31,
                                                                                      2004            2003
                                                                                 -------------    -------------

       Period-end MtM VaR.....................................................          $ 15           $ 15

       Average Month-end MtM VaR: over the nine and twelve month periods......          $ 19           $ 25

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


                                                                                     September 30,   December 31,
                                                                                          2004           2003
                                                                                     -------------   -------------
       EaR ..............................................................               $   6          $  15

       CFaR .............................................................               $  57          $  67


INTEREST RATE RISK

      See Note 4 to Financial Statements for a discussion of the issuance and retirement of debt and interest rate swaps since December 31, 2003.

CREDIT RISK

      Concentration of Credit Risk -- As of September 30, 2004, the exposure to credit risk from large business customers and hedging counterparties, excluding credit collateral, is $1.0 billion, net of standardized master netting contracts and agreements that provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by TXU Corp. (cash, letters of credit and other security interests), the net credit exposure is $914 million. Of this amount, approximately 83% is with investment grade customers and counterparties, as determined by using publicly available information including major rating agencies' published ratings and TXU Corp.'s internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Corp. routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

      The following table presents the distribution of credit exposure as of September 30, 2004, for trade accounts receivable from large business customers, commodity contract assets and other derivative assets that arise primarily from hedging activities, by investment grade and noninvestment grade, credit quality and maturity.

                                                                                 Exposure by Maturity
                                 Exposure                             -----------------------------------------
                                  before                                                    Greater
                                  Credit       Credit                 2 years or   Between   than 5
                                Collateral   Collateral  Net Exposure    less     2-5 years   years      Total
                                ----------   ----------  ------------    ----     ---------   -----      -----

Investment grade                 $   805       $   43       $ 762        $ 628       $ 72     $  62      $ 762
Noninvestment grade                  205           53         152          127         14        11        152
                                 -------       ------       -----        -----       ----     -----      -----
      Totals                     $ 1,010       $   96       $ 914        $ 755       $ 86     $  73      $ 914
                                 =======       ======       =====        =====       ====     =====      =====
Investment grade                     80%          44%         83%
Noninvestment grade                  20%          56%         17%

      TXU Corp. has exposure in the amount of $108 million to one customer or counterparty that is 12% of the net exposure of $914 million at September 30, 2004. TXU Corp. holds a $75 million guaranty from this counterparty's investment grade parent and is currently negotiating the increase of such guaranty amount. Additionally, approximately 83% of the credit exposure, net of collateral held, has a maturity date of two years or less. TXU Corp. does not anticipate any material adverse effect on its financial position or results of operations as a result of non-performance by any customer or counterparty.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Legal Proceedings -- Management has assessed the progress and status of matters in litigation, and in the second quarter of 2004 recorded an accrual of $100 million ($65 million after-tax), reported in other deductions, for the expected resolution of certain of these cases.

      Reference is made to the discussion in Note 8 regarding legal proceedings.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                       Total Number of         Average Price
                              Period                                 Shares Purchased(b)       Paid per Share
July 1, 2004-July 31, 2004......................................            850,900             $ 39.73
August 1, 2004-August 30, 2004(a)...............................            681,475             $ 40.27
September 1, 2004-September 30, 2004(a).........................          4,121,851             $ 43.44
Total...........................................................          5,654,226             $ 42.50

----------------
(a) Includes 1,255,226 shares at an average price of $42.36 repurchased by Mellon Trust as Trustee of the TXU Thrift Plan.
(b) All of the above repurchases were funded through cash on hand and bank borrowings.

      On September 15, 2004, TXU Corp. announced its intent to repurchase up to 10 million shares of its common stock through open-market purchases. On October 26, 2004, TXU Corp. announced its intent to repurchase 50 million shares of its common stock. The 50 million shares included all previously announced share repurchases, including the 10 million shares announced in September 2004 (of which 2 million shares had been repurchased).


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits filed or furnished as part of Part II are:

                 Previously Filed*
                 -----------------
                     With File            As
  Exhibits            Number           Exhibit
  --------            ------           -------
(10)           Material Contracts.
10(a)                                              --    Guaranty dated October 1, 2004 from TXU Corp. to Atmos
                                                         Energy Corporation.

10(b)                                              --    Credit Agreement, dated November 4, 2004, by and among
                                                         TXU Corp., Citicorp North America, Inc., Merrill Lynch
                                                         Capital Corp., and Wachovia Bank, National Association.

10(c)                                              --    Credit Agreement, dated November 4, 2004, by and between
                                                         TXU Energy Company LLC and Wachovia Bank, National Association.

(15)           Letter re: Unaudited Interim Financial Information.
15                                                 --    Letter from independent accountants as to unaudited
                                                         interim financial information.

(31)           Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)                                              --    Certification of C. John Wilder, President and Chief
                                                         Executive of TXU Corp., pursuant to Rule 13a - 14(a)/15d
                                                         - 14(a) of the Securities Exchange Act of 1934, as
                                                         adopted pursuant to Section 302 of the Sarbanes-Oxley
                                                         Act of 2002.

31(b)                                              --    Certification of Kirk R. Oliver, Chief Financial Officer
                                                         of TXU Corp., pursuant to Rule 13a - 14(a)/15d - 14(a)
                                                         of the Securities Exchange Act of 1934, as adopted
                                                         pursuant to Section 302 of the Sarbanes-Oxley Act of
                                                         2002.
(32)           Section 1350 Certifications.
32(a)                                              --    Certification of C. John Wilder, President and Chief
                                                         Executive of TXU Corp., pursuant to 18 U.S.C. Section
                                                         1350, as adopted pursuant to Section 906 of the
                                                         Sarbanes-Oxley Act of 2002.

32(b)                                              --    Certification of Kirk R. Oliver, Chief Financial Officer
                                                         of TXU Corp., pursuant to  18 U.S.C. Section 1350, as
                                                         adopted pursuant to Section 906 of the Sarbanes-Oxley
                                                         Act of 2002.

(99)           Additional Exhibits.
99                                                 --    Condensed Statements of Consolidated Income - Twelve
                                                         Months Ended September 30, 2004.

-----------
*        Incorporated herein by reference.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                    TXU CORP.



                                By    /s/ Stanley J. Szlauderbach
                                  ------------------------------------------

                                Stanley J. Szlauderbach
                                Assistant Controller and Interim Controller





Date:  November 5, 2004