Form 10-Q/A
period 2004-09-30
TXU CORP /TX/
filed 2004-11-10
CIK 1023291

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              _____________________


                                   FORM 10-Q/A



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                   -- OR --

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                              _____________________


                         Commission File Number 1-12833


                                    TXU Corp.
             (Exact Name of Registrant as Specified in its Charter)



         Texas                                           75-2669310
 (State of Incorporation)                 (I.R.S. Employer Identification No.)




1601 Bryan Street, Dallas TX, 75201-3411                  (214) 812-4600
(Address of Principal Executive Offices)        (Registrant's Telephone Number)
(Zip Code)
                              _____________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes X    No
                                                ---    -----

Common Stock outstanding at November 3, 2004: 291,200,409 shares, without par value.

===============================================================================

Explanatory Note

      This Form 10-Q/A is being filed to correct and restate TXU Corp.'s Condensed Statement of Consolidated Cash Flows for the nine months ended September 30, 2004 (Cash Flow Statement) and make related changes to TXU Corp.'s Form 10-Q for the quarterly period ended September 30, 2004.

      Subsequent to the issuance of TXU Corp.'s condensed consolidated financial statements for the quarterly period ended September 30, 2004, management discovered a mechanical error associated with the exclusion of a noncash item in the preparation of the Cash Flow Statement. The Cash Flow Statement has been revised to correct the error and thereby increase cash provided by operating activities for the nine months ended September 30, 2004 by $211 million (from $1,084 million to $1,295 million) and decrease cash provided by investing activities for that period in the same amount (from $2,399 million to $2,188 million). As noted below, this amendment does not affect previously reported earnings, total cash flows or shareholders' equity. This Form 10-Q/A for the quarterly period ended September 30, 2004 includes these revisions and hereby amends:

Part I, Item 1, Financial Statements. Corrections have been made to the Cash Flow Statement for the nine months ended September 30, 2004, Note 13 has been added to "Notes to Financial Statements" and the Report of Independent Registered Public Accounting Firm has been updated.

Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations. Corrections have been made to the section entitled "Financial Condition - Liquidity and Capital Resources" under the Cash Flows subheading.

Part I, Item 4, Controls and Procedures. Additional discussion regarding controls related to the preparation of the Cash Flow Statement.

Part II, Item 6, Exhibits. Amended to file herewith, Exhibit 15, letter re:
Unaudited Interim Financial Information and Exhibits 31(a), 31(b), 32(a) and 32(b), Certifications of the Chief Executive Officer and the Chief Financial Officer of TXU Corp. required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.


TABLE OF CONTENTS
-----------------------------------------------------------------------------------------------------------------
                                                                                                            PAGE
                                                                                                            -----

GLOSSARY...........................................................................................          iii

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
                                                                    ====        =====       =====       =====

See Notes to Financial Statements.

                           TXU CORP. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                             -------------------------
                                                                                               2004             2003
                                                                                              ------           ------
                                                                                                (millions of dollars)
                                                                                             (as restated,
                                                                                             see Note 13)
Cash flows - operating activities:
  Income from continuing operations before extraordinary gain and cumulative
    effect of changes in accounting principles..........................................       $ 422          $  527
  Adjustments to reconcile income from continuing operations before extraordinary gain and cumulative effect of changes in accounting principles to cash provided by operating activities:
     Depreciation and amortization .....................................................         627             591
     Deferred income taxes and investment tax credits - net ............................         (96)             72
     Loss on early extinguishment of debt...............................................          54               -
     Asset writedown charges............................................................         189               -
     Net gain from sale of  assets......................................................         (65)            (40)
     Net effect of unrealized mark-to-market valuations of commodity contracts..........          46             (58)
     Net equity loss from unconsolidated affiliates and joint ventures..................           2              18
     Reduction in regulatory liability..................................................          (1)           (125)
     Reduction in retail clawback accrual...............................................           -             (19)
  Changes in operating assets and liabilities...........................................         117             844
                                                                                              ------          ------
         Cash provided by operating activities..........................................       1,295           1,810

Cash flows - financing activities:
  Issuances of  securities:
     Long-term debt.....................................................................       1,590           2,425
     Common stock.......................................................................           9              27
  Retirements/repurchases of securities:
     Long-term debt held by subsidiary trusts...........................................        (237)              -
     Equity-linked debt securities......................................................        (423)              -
     Other long-term debt...............................................................      (1,826)         (1,585)
     Exchangeable preferred membership interests........................................        (750)              -
     Preferred securities of subsidiary, subject to mandatory redemption................           -             (91)
     Common stock.......................................................................      (1,226)             -
  Change in notes payable:
     Banks..............................................................................         565          (2,305)
  Cash dividends paid:
     Common stock.......................................................................        (120)           (120)
     Preference stock...................................................................         (16)            (16)
  Premium paid for redemption of exchangeable preferred membership interests............      (1,102)              -
  Redemption deposit applied to debt retirements........................................           -             210
  Debt premium, discount, financing and other reacquisition expenses....................         (42)            (26)
                                                                                              ------          ------
         Cash used in financing activities..............................................      (3,578)         (1,481)

Cash flows - investing activities:
  Capital expenditures..................................................................        (543)           (489)
  Disposition of businesses.............................................................       2,805              18
  Acquisition of telecommunications partner's interest..................................           -            (150)
  Nuclear fuel..........................................................................         (46)            (45)
  Investment in collateral trust........................................................           -            (525)
  Other.................................................................................         (28)            (12)
                                                                                              ------          ------
         Cash provided by (used in) investing activities................................       2,188          (1,203)
                                                                                              ------          ------

  Effect of exchange rate changes on cash and cash equivalents..........................           -               1

Cash contributions to discontinued operations...........................................        (142)            (19)
                                                                                              ------          ------

Net change in cash and cash equivalents.................................................        (237)           (892)

Cash and cash equivalents - beginning balance...........................................         829           1,513
                                                                                              ------          ------

Cash and cash equivalents - ending balance..............................................      $  592          $  621
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

      Inventories by Major Category --

                                                                                    September 30,  December 31,
                                                                                        2004           2003
                                                                                    -------------  ------------
Materials and supplies.........................................................        $  167         $  258
Fuel stock.....................................................................            79             78
Gas stored underground.........................................................            84             83
                                                                                       ------         ------
     Total inventories.........................................................        $  330         $  419
                                                                                       ------         ------

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

13. CORRECTION TO AND RESTATEMENT OF CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS

      Subsequent to the issuance of TXU Corp.'s condensed consolidated financial statements for the quarterly period ended September 30, 2004, management discovered a mechanical error associated with the exclusion of a noncash item in the preparation of the Condensed Statement of Consolidated Cash Flows (Cash Flow Statement.) The Cash Flow Statement has been revised to correct the error and thereby increase cash provided by operating activities for the nine months ended September 30, 2004 by $211 million (from $1,084 million to $1,295 million) and decrease cash provided by investing activities for that period in the same amount (from $2,399 million to $2,188 million). The line items in the Cash Flow Statement affected are "Changes in operating assets and liabilities" within cash provided by operating activities and "Other" within cash provided by investing activities.

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

As discussed in Note 13, the condensed statement of consolidated cash flows for the nine-month period ended September 30, 2004 has been corrected and restated.



DELOITTE & TOUCHE LLP


Dallas, Texas
November 4, 2004 (November 8, 2004 as to Note 13)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORRECTIONS RELATED TO CASH FLOW RESTATEMENT

      As described in Note 13 to Financial Statements, the Condensed Statement of Consolidated Cash Flows for the nine months ended Septemebr 30, 2004 has been restated. Discussions below in the section entitled "Financial Condition-Liquidity and Capital Resources", under the Cash Flows subheading reflect corrections resulting from the restatement.

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
                                                               =======       =======     ========    =======

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      Cash Flows - Cash flows provided by operating activities in 2004 were $1.3 billion compared to $1.8 billion in 2003. The $515 million decrease in 2004 reflected a $616 million tax refund in 2003, primarily related to tax benefits associated with the write-off of the investment in Europe, and a $132 million decrease in working capital (accounts receivable, accounts payable and inventory) changes reflecting the improvements in 2003 due to higher collections following billing delays experienced during the transition to competition, partially offset by $212 million in higher cash earnings (net income adjusted for significant noncash items identified in the statement of cash flows).

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

      Cash flows provided by investing activities totaled $2.2 billion in 2004 compared to $1.2 billion used during 2003. Capital expenditures, including nuclear fuel, were $589 million in 2004 and $534 million in 2003. Capital expenditures are expected to total $1.0 billion in 2004. Cash flows provided by investing activities in 2004 included $1.9 billion from the sale of TXU Australia, $496 million from the sale of TXU Fuel Company and $495 million from the sale of the telecommunications business (see Note 3 to Financial Statements). Cash flows used by investing activities in 2003 included $525 million invested in a trust to support a credit facility and $150 million to acquire the partners' interest in the telecommunications joint venture.

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

ITEM 4.  CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of TXU Corp.'s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report. This evaluation took into consideration the strategic initiatives described in Note 1 to Financial Statements and the restatement described in Note 13 to Financial Statements. Based on the evaluation performed, TXU Corp.'s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in TXU Corp.'s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, TXU Corp.'s internal control over financial reporting except as described below.

      As discussed in Note 13 to Financial Statements, TXU Corp. has restated the Condensed Statement of Consolidated Cash Flows (Cash Flow Statement) for the nine months ended September 30, 2004. TXU Corp.'s reconciliation and review procedures regarding the preparation of the Cash Flow Statement were not fully executed on a timely basis, which management believes constitutes a significant deficiency in internal controls. The completion of these control procedures resulted in the identification of the error immediately subsequent to the filing of TXU Corp.'s Form 10-Q for the quarterly period ended September 30, 2004. TXU Corp. has revised its control procedures to ensure that all reconciliations and reviews related to the Cash Flow Statement are completed in a timely fashion.


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

                 Previously Filed*
                 ------------------
                     With File            As
  Exhibits            Number           Exhibit
  --------            ------           -------
(10)           Material Contracts.
10(a)          1-12833 (November 5,                --    Guaranty dated October 1, 2004 from TXU Corp. to Atmos
               2004)                                     Energy Corporation.

10(b)          1-12833 (November 5,                --    Credit Agreement, dated November 4, 2004, by and among
               2004)                                     TXU Corp., Citicorp North America, Inc., Merrill Lynch
                                                         Capital Corp., and Wachovia Bank, National Association.

10(c)          1-12833 (November 5,                --    Credit agreement, dated November 4, 2004, by and between
               2004)                                     TXU Energy Company LLC and Wachovia Bank, National
                                                         Association.

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
                                                         of TXU Corp., pursuant to  18 U.S.C. Section 1350, as
                                                         adopted pursuant to Section 906 of the Sarbanes-Oxley
                                                         Act of 2002.
(99)           Additional Exhibits.
99             1-12833 (November 5,                --    Condensed Statements of Consolidated Income - Twelve
               2004)                                     Months Ended September 30, 2004.

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





Date:  November 9, 2004