Form 10-K
period 2004-12-31
TXU CORP /TX/
filed 2005-03-16
CIK 1023291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-K

[√] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

— OR—

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-12833

TXU Corp.
(Exact Name of Registrant as Specified in its Charter)

Texas	75-2669310
(State of Incorporation)	(I.R.S. Employer Identification No.)

1601 Bryan Street Dallas, TX 75201-3411	(214) 812-4600
(Address of Principal Executive Offices)(Zip Code)	(Registrant’s Telephone Number)

____________________________

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Registrant	Title of Each Class	Which Registered
TXU Corp.	Common Stock, without par value, and	New York Stock Exchange
	Preference Stock Purchase Rights	The Chicago Stock Exchange
The Pacific Exchange
	Corporate Units	New York Stock Exchange
	Income Prides	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  Ö   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes  Ö   No ____

Aggregate market value of TXU Corp. Common Stock held by non-affiliates, based on the last reported sale price on the NYSE composite tape on June 30, 2004, the last trading date of the registrant’s most recently completed second fiscal quarter: $11,935,601,667

Common Stock outstanding at March 14, 2005: 239,755,380 shares, without par value
________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission on or about April 6, 2005, are incorporated by reference into Part III of this report.

____________________________________

TABLE OF CONTENTS
Page
Glossary	iii
PART I
Items 1. and 2. BUSINESS and PROPERTIES	1
TXU CORP. AND SUBSIDIARIES	1
TEXAS ELECTRIC INDUSTRY RESTRUCTURING	2
OPERATING SEGMENTS	3
TXU Energy Holdings	4
TXU Electric Delivery	8
ENVIRONMENTAL MATTERS	10

Item 3. LEGAL PROCEEDINGS	12

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

EXECUTIVE OFFICERS OF TXU CORP.	16

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	18

Item 6. SELECTED FINANCIAL DATA	19

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS	19

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	19

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE	19

Item 9A. CONTROLS AND PROCEDURES	19

Item 9B. OTHER INFORMATION	20

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	20

Item 11. EXECUTIVE COMPENSATION	20

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	20

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	20

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	20

i

Page

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	21
APPENDIX A - Financial Information of TXU Corp. and Subsidiaries
APPENDIX B - Exhibits to 2004 Form 10-K
APPENDIX C - Audited Financial Statements of Pinnacle One Partners, L.P. and Subsidiaries
as of December 31, 2002

Note for Annual Report to Shareholders - This Annual Report on Form 10-K for the year ended December 31, 2004, except for Appendix B and Appendix C, is being included in its entirety in TXU Corp.’s 2004 annual report to shareholders in accordance with Regulation 14A of the proxy rules. Copies of Appendix B and Appendix C will be provided upon written request.

Appendix C contains the audited financial statements for the year ended December 31, 2002 of Pinnacle, a telecommunications joint venture in which, prior to May 2003, TXU Corp. had a 50% voting interest. In May 2003, TXU Corp. acquired the interests it did not previously own from the joint venture partner under a put/call agreement, which had been executed in late February 2003, and finalized a formal plan to dispose of the telecommunications business by sale. (See Note 4 to Financial Statements.) For the year ended December 31, 2002, Pinnacle was an unconsolidated entity, the financial statements of which are required to be filed pursuant to the provisions of Rule 3-09 of Regulation S-X because of the significance of financial results related to Pinnacle as compared to TXU Corp.’s consolidated financial results for the 2002 period.

Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU Corp. are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, shortly after they have been filed with the Securities and Exchange Commission. TXU Corp. will provide copies of current reports not posted on the website upon request. The information on TXU Corp.’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-K. In addition, in accordance with corporate governance rules of the New York Stock Exchange, TXU Corp. has provided, on the TXU Corp. website, (a) its corporate governance guidelines, (b) its code of conduct for employees, officers and directors, and (c) charters of the Committees of the board of directors including the Audit, Nominating and Governance and Organization and Compensation Committees. Printed copies of corporate governance documents which are posted on the TXU Corp. website are also available to any shareholder upon request to the Secretary of TXU Corp., 1601 Bryan Street, Dallas, Texas 75201-3411.

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition
2002 Form 10-K	TXU Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002
2003 Form 10-K	TXU Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003
2002 Form 8-K	the Form 8-K of TXU Corp. filed September 23, 2003, reflecting the impact of adopting SFAS 145 on the financial information reported in the 2002 Form 10-K
2003 Form 8-K	the Form 8-K of TXU Corp. filed November 22, 2004, reflecting the impact of the reclassification of discontinued operations on the financial information reported in the 2003 Form 10-K
401(h)	Section 401(h) Retiree Medical Benefits of the Internal Revenue Code
APB 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”
APB 30
Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”

Bcf	billion cubic feet
Bloomberg	Bloomberg L. P., a financial information network
Capgemini	Capgemini Energy LP, a new company providing business process support services to TXU Corp. and a subsidiary of Cap Gemini North America Inc.
Commission	Public Utility Commission of Texas
EITF	Emerging Issues Task Force
EITF 98-10	EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities”
EITF 02-3	EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”
EPA	Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ERISA	Employee Retirement Income Security Act
FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting
FERC	Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
FIN 46	FIN No. 46, “Consolidation of Variable Interest Entities”
FIN 46R	FIN No. 46 (Revised 2003), “Consolidation of Variable Interest Entities”

Fitch	Fitch Ratings, Ltd.
FSP	FASB Staff Position (interpretations of standards issued by the staff of the FASB)
FSP 106-1	FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003
FSP 106-2	FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003
GW	Gigawatts
GWh	gigawatt-hours
historical service territory	the territory, largely in north Texas, being served by TXU Corp. as a regulated utility at the time of entering retail competition on January 1, 2002
IRS	Internal Revenue Service
kV	kilovolts
kWh	kilowatt-hours
Moody’s	Moody’s Investors Services, Inc.
MW	megawatts
MWh	megawatt-hours
NRC	United States Nuclear Regulatory Commission
Pinnacle	Pinnacle One Partners, L.P., formerly the holding company for the telecommunications business and formerly a joint venture
POLR	provider of last resort of electricity to certain customers under the Commission rules interpreting the 1999 Restructuring Legislation price-to-beat rate
residential and small business customer electricity rates established by the Commission that (i) were required to be charged in a REP’s historical service territories until the earlier of January 1, 2005 or the date when 40% of the electricity consumed by such customer classes is supplied by competing REPs, adjusted periodically for changes in fuel costs, and (ii) are required to be made available to those customers until January 1, 2007

REP	retail electric provider
S&P	Standard & Poor’s, a division of the McGraw Hill Companies
Sarbanes-Oxley	Sarbanes - Oxley Act of 2002
SEC	United States Securities and Exchange Commission
Settlement Plan	regulatory settlement plan that received final approval by the Commission in January 2003
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS 4	SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”
SFAS 34	SFAS No. 34, “Capitalization of Interest Cost”
SFAS 71	SFAS No. 71, “Accounting for the Effect of Certain Types of Regulation”
SFAS 87	SFAS No. 87, “Employers’ Accounting for Pensions”
SFAS 106	SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions”

SFAS 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS 123	SFAS No. 123, “Accounting for Stock-Based Compensation”
SFAS 123R	SFAS No. 123 (revised 2004), “Share-Based Payment”
SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”
SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125”
SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”
SFAS 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”
SFAS 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS 145	SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections”
SG&A	selling, general and administrative
TCEQ	Texas Commission on Environmental Quality
TXU Australia	refers to TXU Australia Group Pty Ltd, a former subsidiary of TXU Corp., and/or its consolidated subsidiaries, depending on context
TXU Communications	TXU Communications Ventures Company, a former subsidiary of Pinnacle
TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context
TXU Electric Delivery
refers to TXU Electric Delivery Company (formerly Oncor Electric Delivery Company), a subsidiary of US Holdings, and/or its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC (formerly Oncor Electric Delivery Transition Bond Company LLC), depending on context

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of US Holdings, and/or its consolidated subsidiaries, depending on context
TXU Europe	TXU Europe Limited, a former subsidiary of TXU Corp.
TXU Fuel	TXU Fuel Company, a former subsidiary of TXU Energy Holdings
TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.
TXU Mining	TXU Mining Company LP, a subsidiary of TXU Energy Holdings
TXU Portfolio Management	TXU Portfolio Management Company LP, a subsidiary of TXU Energy Holdings
UK	United Kingdom
US	United States of America
US GAAP	accounting principles generally accepted in the US
US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp. and parent of the TXU Energy Holdings and TXU Electric Delivery businesses
VEBA	refers to voluntary employees’ beneficiary association

v

PART I

Items 1. and 2. BUSINESS and PROPERTIES

TXU CORP. AND SUBSIDIARIES

TXU Corp., a Dallas-based energy company, manages a portfolio of competitive and regulated energy businesses in North America, primarily in Texas. TXU Corp.’s revenues totaled $9.3 billion in 2004. TXU Corp. is a holding company conducting its operations principally through its TXU Energy Company LLC (TXU Energy Holdings) and TXU Electric Delivery Company (TXU Electric Delivery) subsidiaries. TXU Energy Holdings is engaged in electricity generation and retail and wholesale energy sales. TXU Electric Delivery engages in regulated electricity transmission and distribution operations. TXU US Holdings Company (US Holdings) is the parent of TXU Energy Holdings and TXU Electric Delivery and is a subsidiary of TXU Corp.

TXU Energy Holdings provides electricity and related services to more than 2.5 million retail electricity customers in Texas, more customers than any other retail electric provider (REP) in the state. TXU Energy Holdings owns or leases over 18,300 MW of generation in Texas including 2,300 MW of nuclear and 5,837 MW of lignite/coal-fired generation capacity. TXU Electric Delivery complements the competitive operations, using asset management skills developed over more than one hundred years, to provide reliable electricity delivery to consumers. TXU Electric Delivery operates the largest distribution and transmission system in Texas, providing power to approximately 3 million electric delivery points over 99,638 miles of distribution lines and 14,191 miles of transmission lines. At December 31, 2004, TXU Corp. had approximately 7,900 full-time employees.

TXU Corp. operates primarily within the ERCOT system. ERCOT is an intrastate network of investor-owned entities, cooperatives, public entities, non-utility generators and power marketers. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas, the Independent System Operator of the interconnected transmission system of those systems, and is responsible for ensuring equal access to transmission service by all wholesale market participants in the ERCOT region.

BUSINESS RESTRUCTURING

During 2004, management reviewed TXU Corp.’s operations to identify and implement strategic initiatives designed to improve operational and financial performance. Among a number of actions, management completed the following:

Divestitures —
•
In October 2004, Atmos Energy Corporation and TXU Gas completed a merger by division, which resulted in TXU Corp.’s disposition of the operations of TXU Gas for $1.9 billion in cash. TXU Gas was a largely regulated business engaged in the purchase, transmission, distribution and retail sale of natural gas with 2003 revenues of approximately $1.3 billion.

•
In July 2004, TXU Corp. completed the sale of TXU Australia to Singapore Power Ltd. for $1.9 billion in cash and $1.7 billion in assumed debt. TXU Australia’s operations consisted of a portfolio of competitive and regulated energy businesses, principally in Victoria and South Australia, with 2003 revenues of approximately $1.1 billion.

•
In June 2004, TXU Corp. completed the sale of the assets of TXU Fuel, formerly the intrastate gas transportation subsidiary of TXU Energy Holdings, to Energy Transfer Partners, L.P. for $500 million in cash. TXU Fuel had 2003 revenues of approximately $65 million, the majority of which represented gas transportation fees from TXU Energy Holdings. As part of the transaction, TXU Energy Holdings entered into a market-price based transportation agreement with the new owner to transport gas to TXU Energy Holdings’ gas-fired generation plants.

•
In April 2004, TXU Corp. sold its telecommunications business for $527 million, essentially all in cash. The business, consisting principally of regulated telephone operations in Texas with approximately $215 million in 2003 revenues, was formerly a joint venture and had been consolidated since March 2003.

Other Business Changes — In May 2004, TXU Corp. and certain of its subsidiaries entered into services agreements with a subsidiary of Cap Gemini North America Inc., Capgemini Energy LP (Capgemini), a new company initially providing business process support services to TXU Corp., but immediately implementing a plan to offer similar services to other utility companies. Under the ten-year agreement, over 2,500 employees transferred from subsidiaries of TXU Corp. to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee, subject to adjustment for volumes or other factors, include information technology, customer call center, billing, human resources, supply chain and certain accounting activities.

TEXAS ELECTRIC INDUSTRY RESTRUCTURING

RESTRUCTURING LEGISLATION

As a result of the 1999 Restructuring Legislation, on January 1, 2002, TXU Corp. disaggregated (unbundled) its Texas electric utility business into a power generation company, a retail electric provider and an electricity transmission and distribution (delivery) utility. Unbundled electricity delivery utilities within ERCOT, such as TXU Electric Delivery, remain regulated by the Public Utility Commission of Texas (the Commission).

Effective January 1, 2002, REPs affiliated with electricity delivery utilities were required to charge price-to-beat rates, established by the Commission, to residential and small business customers located in their historical service territories. TXU Energy Holdings, whose REP is affiliated with an electricity delivery utility, was required to charge the price-to-beat rate, adjusted for fuel factor changes, to such classes of customers until the earlier of January 1, 2005 or the date on which 40% of the electricity consumed by customers in that class is supplied by competing REPs. Currently, TXU Energy Holdings may offer rates different from the price-to-beat rate to customers in that class, but it must also continue to make the price-to-beat rate available for residential and small business customers until January 1, 2007. In December 2003, the Commission found that TXU Energy Holdings had met the 40% requirement to be allowed to offer alternatives to the price-to-beat rate for small business customers in its historical service territory.

Under amended Commission rules, effective in April 2003, affiliated REPs of utilities are allowed to petition the Commission twice a year for a change in the fuel factor component of their price-to-beat rates if the average price of natural gas futures increases or decreases more than 5% (10% if the petition is filed after November 15 of any year) from the level used to set the existing price-to-beat fuel factor rate.  The fuel factor adjustment mechanism is intended to encourage full and fair competition among providers of electricity. With fuel factor adjustments, the price-to-beat is not expected to be below the market rate, and this mechanism allows for new competitors to enter the marketplace and effectively compete for retail customers.

—
TXU Energy Holdings implemented two price-to-beat increases in 2003. The first, requested in January and approved by the Commission and implemented in March, raised the average monthly residential bill of a customer using 1,000 kilowatt hours by 12%. The second increase, requested in July and approved and implemented in August, raised the average monthly residential bill by 4%.

—
TXU Energy Holdings also implemented two price-to-beat increases in 2004. The first, requested in March and approved and implemented in May, raised the average monthly residential bill by 3%. The second increase, requested in June, approved in July and implemented in August, raised the average monthly residential bill by 6%.

Also, effective January 1, 2002, power generation companies affiliated with electricity delivery utilities may charge unregulated prices in connection with ERCOT wholesale power transactions. Estimated costs associated with TXU Energy Holdings’ nuclear power plant decommissioning obligations continue to be recovered by TXU Electric Delivery as an electricity distribution fee surcharge over the life of the plant.

REGULATORY SETTLEMENT PLAN

On December 31, 2001, US Holdings filed a Settlement Plan with the Commission. It resolved all major pending issues related to US Holdings’ transition to competition pursuant to the 1999 Restructuring Legislation. The Settlement Plan does not remove regulatory oversight of TXU Electric Delivery’s business nor does it eliminate TXU Energy Holdings’ price-to-beat rates and related fuel adjustments. The Settlement Plan became final and non-appealable in January 2003.

The major elements of the Settlement Plan are:

Excess Mitigation Credit  — Over the two-year period ended December 31, 2003, TXU Electric Delivery implemented a stranded cost excess mitigation credit in the amount of $389 million (originally estimated to be $350 million), plus $26 million in interest, applied as a reduction to distribution fees charged to all REPs, including TXU Energy Holdings. The credit was funded through payments on a note receivable from TXU Energy Holdings.

Regulatory Asset Securitization — US Holdings received a financing order authorizing the issuance of securitization (transition) bonds in the aggregate principal amount of up to $1.3 billion to recover regulatory asset stranded costs and other qualified costs. Accordingly, TXU Electric Delivery Transition Bond Company LLC, a bankruptcy remote financing subsidiary of TXU Electric Delivery, issued an initial $500 million of securitization bonds in 2003 and the remaining $790 million in the first half of 2004. The principal and interest on the bonds are recoverable through revenues as a transition charge to all REPs, including TXU Energy Holdings. There is no remaining issuance authorization under the financing order.

Retail Clawback Credit —A retail clawback credit related to residential customers was implemented in January 2004. In 2004, the Commission determined that the clawback would be applied at a rate of $2.73 per customer each month, ending in December 2005. This credit is being applied to distribution fees charged by TXU Electric Delivery to all REPs, including TXU Energy Holdings, over the period. TXU Energy Holdings funds the credit provided by TXU Electric Delivery.

Stranded Costs and Fuel Cost Recovery — TXU Energy Holdings’ stranded costs, not including regulatory assets, are fixed at zero. US Holdings will not seek to recover its unrecovered fuel costs which existed at December 31, 2001. Also, it will not conduct a final fuel cost reconciliation, which would have covered the period from July 1998 until the beginning of competition in January 2002.

PROVIDER OF LAST RESORT (POLR)

The POLR provides electric service only to customers who request POLR service, whose selected REP goes out of business, or who are transferred to the POLR by other REPs for reasons other than non-payment. Through a competitive bid process, the Commission selected a POLR to serve for a two-year term beginning January 1, 2003, for several areas within Texas. In areas for which no bids were submitted, the Commission selected the POLR by lottery. TXU Energy Holdings did not bid to be the POLR, but was designated POLR through lottery for residential and small business customers in certain West Texas service areas and for small business customers in the Houston service area. TXU Energy Holdings’ obligation to serve as POLR in those areas ceased on December 31, 2004. However, the REPs selected by the Commission to assume the POLR obligation in those areas on January 1, 2005 initially objected to that selection. To ensure continuity of POLR service, TXU Energy Holdings voluntarily agreed to continue providing POLR service in those areas until March 31, 2005, at which time TXU Energy Holdings’ POLR obligations will cease. Under the current rule, the Commission will use a competitive bid process in late 2006 to determine POLR providers for 2007 and 2008.

OPERATING SEGMENTS

TXU Corp. has two reportable segments: TXU Energy Holdings and TXU Electric Delivery. (See Note 19 to Financial Statements for further information concerning reportable business segments.)

TXU Energy Holdings — consists of operations, principally in the competitive Texas market, involving power production (electricity generation), and retail and wholesale energy sales.

TXU Electric Delivery — consists of regulated operations involving the transmission and distribution of electricity in Texas.

Corporate and Other — Remaining non-segment operations consisting primarily of discontinued operations, general corporate expenses, equity earnings or losses of unconsolidated affiliates and interest on debt at the TXU Corp. level.

TXU ENERGY HOLDINGS SEGMENT

The TXU Energy Holdings segment’s operations are conducted principally through TXU Energy Holdings and its following subsidiaries: TXU Generation Company LP; TXU Portfolio Management Company LP; TXU Energy Retail Company LP; and two coal mining subsidiaries.

TXU Energy Holdings serves more than 2.5 million retail electric customers, of which 2.3 million are in its historical service territory. This territory, which is located in the north-central, eastern and western parts of Texas, has an estimated population in excess of 7 million, about one-third of the population of Texas, and comprises 92 counties and 370 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen. The Dallas/Fort Worth area is a diversified commercial and industrial center with substantial banking, insurance, telecommunications, electronics, aerospace, petrochemical and specialized steel manufacturing, and automotive and aircraft assembly operations. TXU Energy Holdings also provides retail electric service in other areas of ERCOT now open to competition, including the Houston, Corpus Christi, and lower Rio Grande Valley areas of Texas.

Texas is one of the fastest growing states in the nation and has attracted a number of competitors into a deregulated energy market. As a result, competition is expected to continue to be robust.

The power fleet in Texas consists of 19 owned or leased plants with generating capacity fueled as follows: 2,300 MW nuclear (1 plant); 5,837 MW coal/lignite (4 plants); and 10,228 MW gas/oil (14 plants). Of the total gas/oil plant capacity, 1,028 MW represent units mothballed or no longer run for TXU Energy Holdings’ benefit, 375 MW represent units under a reliability contract with ERCOT and 2,516 MW represent units pending mothballing. TXU Energy Holdings supplies its retail customer base from its power fleet as well as through long-term power supply agreements and purchases in the wholesale markets. The power generating plants and other important properties of TXU Energy Holdings are located primarily on land owned in fee simple. TXU Energy Holdings has sold and may from time to time sell generation assets to reduce its position in the Texas market and provide funds for other investments or to reduce debt.

TXU Energy Holdings is one of the largest purchasers of wind-generated energy in Texas and the US. TXU Energy Holdings currently purchases energy from wind projects with approximately 579 MW of capacity located in West Texas. TXU Energy Holdings expects to continue to add additional wind generation to its portfolio as commercial opportunities become available.

Business Organization — Although the TXU Energy Holdings segment is managed as an integrated business, for purposes of operational accountability and performance management, the segment has been divided into the TXU Power business and the TXU Energy business.

TXU Power consists of the nuclear-powered and lignite/coal-fired production operations (referred to in the aggregate as baseload production). TXU Energy consists of the consumer, business and wholesale sales operations. The wholesale markets operation is responsible for hedging and risk management activities designed to mitigate commodity price risk for the segment as a whole.

TXU Power

Nuclear-Powered Production Assets — TXU Power operates two baseload nuclear-fueled electricity generation units at the Comanche Peak plant, each of which is designed for a capacity of 1,150 MW.

TXU Power has on hand, or has contracted for, enrichment services through mid-2006 and fabrication services through 2011 for its nuclear units. TXU Power is finalizing supply contracts for the purchase of uranium and conversion to meet its needs through mid-2008 and does not anticipate any problems in completing the contracts. TXU Power does not anticipate any difficulties procuring raw materials and services beyond these dates.

TXU Power’s onsite spent nuclear fuel storage capability is sufficient to accommodate the operation of Comanche Peak through the year 2017, while maintaining the capability to off-load the core of one of the nuclear-fueled generating units.

Under current regulatory licenses, nuclear decommissioning activities are projected to begin in 2030 for Comanche Peak Unit 1 and 2033 for Unit 2 and common facilities. Since January 1, 2002, projected decommissioning costs are being recovered from TXU Electric Delivery’s customers through a delivery charge based upon a 1997 site-specific study, adjusted for changes in the value of trust fund assets, through rates placed into effect under the 2001 Unbundled Cost of Service filing.

The Comanche Peak nuclear-powered generation units were originally estimated to have a useful life of 40 years, based on the life of the operating licenses granted by the NRC. Over the last several years, the NRC has granted 20-year extensions to the initial 40-year terms for several commercial power reactors. Based on these extensions and current expectations of industry practice, the useful life of the Comanche Peak nuclear-powered generation units is now estimated to be 60 years. TXU Power expects to file a license extension request in accordance with timing and other provisions established by the NRC. (See Note 2 to Financial Statements under Property, Plant and Equipment, for a discussion of the change in depreciable lives for accounting purposes).

Lignite/Coal-Fired Production Assets — Approximately 70% of the fuel used at TXU Power’s baseload lignite/coal-fired generation plants in 2004 was supplied from owned in fee simple or leased proven surface-minable lignite reserves dedicated to the Big Brown, Monticello and Martin Lake generating plants, which were constructed adjacent to the reserves. TXU Power utilizes owned and/or leased equipment to remove the overburden and recover the lignite.

TXU Power supplements its lignite fuel at Big Brown, Monticello and Martin Lake with western coal from the Powder River Basin in Wyoming. The coal is purchased from multiple suppliers under contracts of various lengths and is transported from the Powder River Basin to TXU Power’s generating plants by railcar. Based on its current usage, TXU Power believes that it has sufficient lignite reserves and access to western coal resources for its generating needs in the foreseeable future. During 2004, TXU Power secured a supply of western coal to satisfy the majority of its purchased coal needs for the next five years.

One of TXU Power’s key competitive strengths is its ability to produce electricity at low variable costs in a market in which power prices are set by gas-fired generation. New gas-fired capacity, while generally more efficient to operate than existing gas/oil-fired capacity due to technological advances, is subject to the volatile and increasing cost of natural gas fuel. On the other hand, baseload nuclear and lignite/coal-fired plants have lower variable production costs than new gas-fired plants at current average market gas prices.

TXU Energy

Competitive Markets - Regulatory restructuring in Texas has resulted in competitive markets within the state, thus presenting additional opportunities for growth accompanied by the introduction of competitive pressures. Texas is one of the fastest growing states in the nation with a diverse and resilient economy and, as a result, has attracted a number of competitors into the retail electricity market. TXU Energy, as an active participant in this competitive market, is marketing its services in Texas to add new customers and to retain its existing customers.

Based on the latest data provided by ERCOT (November 2004), approximately 20% of all customers in ERCOT areas open to customer choice had elected to switch providers. At the present time, 67 REPs are certified to compete within the state of Texas.

TXU Energy believes that the scale derived from a large retail portfolio provides the platform for a profitable operation by, among other things, reducing the costs of service and billing per customer. TXU Energy emphasizes its identification with the TXU brand and reputation and focuses on excellent customer service as a way to continue to strengthen its reputation. TXU Energy uses a value pricing approach by customizing its products to each customer segment with service enhancements that are known to be valued by customers in those segments. With its approach, TXU Energy intends to achieve substantially higher customer loyalty and enhanced profit margins, while reducing the costs associated with customers frequently switching suppliers.

TXU Energy has invested in customer-related infrastructure and capabilities. Together with its business support services vendor, Capgemini, TXU Energy uses its customer relationships, customer service operations, technology operating platforms, commercial operations, marketing, and customer loyalty to actively compete to retain its customer base and to add customers.

Wholesale Markets Operations - TXU Energy optimizes the value of the TXU Energy Holdings portfolio by balancing customer demand for energy with the supply of energy in an economically efficient and effective manner.    This effort includes hedging and risk management as well as other value creation activities.  Retail and wholesale demand  has generally been greater than volumes that can be supplied by the baseload (nuclear and lignite/coal-fired) production; however, the supply demand relationship will evolve over time as market fundamentals and the retail competitive landscape change.   The wholesale markets operations act to provide additional supply balancing through the gas/oil-fired generation assets or purchases of power.  These operations manage the commodity volume and price risks inherent in TXU Energy Holdings’ generation and sales operations through supply structuring, pricing and hedging activities, including hedging both future power sales and purchases of fuel supplies for the generation plants.  These operations are also responsible for the efficient dispatch of power from the generation plants.

TXU Energy manages fifteen gas/oil-fired plants, including a 122 MW plant located in Pedricktown, New Jersey that is held for sale. Significant portions of the gas/oil generating plants have the ability to switch between gas and fuel oil. Gas/oil fuel requirements for 2004 were provided through a mix of contracts with producers at the wellhead and contracts with commercial suppliers. Fuel oil can be stored at 13 of the principally gas-fueled generating plants. At December 31, 2004, TXU Energy had fuel oil storage capacity sufficient to accommodate approximately 5.5 million barrels of oil and had approximately 830,000 barrels of oil in inventory. TXU Energy may sell, lease, toll or mothball additional capacity as economic conditions warrant. Mothballed plants can be restored to operation if economic conditions warrant it. TXU Energy ceased use of nine leased combustion turbines (585 MW) in December 2004 and has no intention to use the units for its own benefit for the remaining terms of the leases.

In its risk management activities, TXU Energy enters into physical delivery contracts, exchange traded and “over-the-counter” financial contracts as well as bilateral contracts with customers. Physical delivery contracts relate to the purchase and sale of electricity and gas primarily in the wholesale markets in Texas. TXU Energy’s risk management activities also incorporate some speculative trading activity.

TXU Energy manages exposure to price risk within established transactional policies and limits. TXU Energy targets best practices in risk management and risk control by employing proven principles used by financial institutions. These controls have been structured so that they are practical in application and consistent with stated business objectives. These operations revalue exposures daily using integrated energy systems to capture value and mitigate risks. A risk management forum meets regularly to ensure that transactional practices comply with its prior approval of commodities, instruments, exchanges and markets. Transactional risks are monitored and limits are enforced to comply with the established risk policy. TXU Energy has a strict disciplinary program to address any violations of its risk management policy requirements and periodically reviews these policies to ensure they are responsive to changing market and business conditions. These policies are designed to protect earnings, cash flows and credit ratings.

TXU Energy’s natural gas operations in Texas include well-head production contracts, transportation agreements and storage leases. Natural gas is purchased for internal use in the generation of power, as well as for sale in wholesale markets and to large business customers. Because of the correlation of natural gas and power prices, TXU Energy’s natural gas operations provide opportunities to hedge its margins on power sales.

Competitive Strategy - TXU Energy’s strategy is to defend and build its customer base in the competitive Texas market through superior management of its asset portfolio. Achieving market leadership, operational excellence, and customer satisfaction are all critical elements for executing on that strategy.

Retail competition has remained steady in Texas with several large participants broadly extending their marketing across all customer segments and all geographic areas of competition. TXU Energy has successfully executed similar marketing programs while retaining the majority of its incumbent residential customer base. TXU Energy’s residential customer focus is to control costs and reduce customer churn through improvements in the customer experience.

In 2004, TXU Energy believes that it made a significant step toward achieving superior customer service and operational excellence through the establishment of a business relationship with Capgemini. Further discussion of TXU Corp.’s services agreement with Capgemini is included in Note 1 to Financial Statements.

TXU Energy will continue to focus on sustaining its leading position in the Texas market by providing superior customer service, innovative new products and effective commodity risk management. TXU Energy is in a position to move quickly toward capturing new opportunities outside of Texas as they arise.

ERCOT Market — TXU Energy Holdings believes that the ERCOT region presents an attractive competitive electric service market due to the following factors:

•	ERCOT’s market rules support fair and robust competition, while providing opportunities for TXU Energy Holdings to optimize its generation fleet operations and purchased power requirements;

•	peak demand is expected to grow at an average rate of approximately 2.4% per year; and

•	it is a sizeable market with approximately 62 GW of peak demand and approximately 33 GW of average demand.

Reserve margins calculated by ERCOT for the ERCOT market, based upon existing operational capacity, planned new capacity with interconnection agreements, and excluding capacity currently in, or planned for a mothballed state, are expected to be 14.8% in 2005, 11.2% in 2006, 8.6% in 2007, 6.0% in 2008 and 3.4% in 2009. ERCOT desires to maintain a reserve margin of 12.5% or higher. Accordingly, these projected reserve margins may subsequently be adjusted by ERCOT to reflect its pending decisions regarding whether to enter into Reliability Must Run agreements (an agreement to run a unit that would not otherwise be operated except as necessary to provide voltage support, stability or management of transmission constraints) with units currently planned for mothballing.

To encourage competition in the ERCOT region, each incumbent power generation company owning 400 MW or more of installed generating capacity must annually offer to sell at auction entitlements to 15% of the output of its installed generating capacity. Such auction sales cannot be to an affiliated REP. The obligation of TXU Energy Holdings to sell capacity entitlements at auction continues until the earlier of January 1, 2007 or the date the Commission determines that 40% or more of the electric power consumed by residential and small business customers within the affiliated delivery utility certificated service area before the onset of customer choice is provided by non-affiliated REPs. In 2004, TXU Energy Holdings held capacity auctions in March and July for 2004 capacity, and in September and November for 2005 capacity. TXU Energy Holdings met its capacity auction obligations for 2004. The next auctions for the remaining 2005 capacity obligations are scheduled for March and July 2005.

Outside Texas — Energy industry restructuring, although proceeding well in Texas, has not had similar success in most other parts of the US. As early as 2000, optimism for national legislation and increased opening of competitive markets began to alter the strategy of many industry participants. The establishment of Regional Transmission Organizations and open access for both wholesale and retail customers was on the horizon. Together with increasing customer demand for lower priced electricity and other energy services, these measures were expected to have accelerated the industry’s movement toward a more competitive pricing and cost structure.

Many states, faced with this increasing pressure from legislative bodies (federal and state) to become more competitive while adhering to certain continued regulatory requirements, along with changing economic conditions and rapid technological changes, put forth deregulation plans that have since been deferred or changed. The result is delayed restructuring. New entry by retailers as well as by merchant generators in states other than Texas has been slowed. The continued uncertainty regarding many state and federal regulatory policies has delayed the opening of new retail markets.

Customers — There are no individually significant customers upon which TXU Energy Holdings’ business or results of operations are highly dependent.

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

TXU Energy Holdings is an exempt wholesale generator under the Federal Power Act and is subject to the jurisdiction of the NRC with respect to its nuclear power plant. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such plants to continuing review and regulation. TXU Energy Holdings also holds a power marketer license from FERC.

See Environmental Matters discussion below for environmental regulations and related matters.

TXU ELECTRIC DELIVERY SEGMENT

The TXU Electric Delivery segment consists of regulated electricity transmission and distribution operations within Texas. TXU Electric Delivery provides the essential service of delivering electricity safely, reliably and economically to end-use consumers through its distribution systems. Operating assets of the segment are located principally in the north-central, eastern and western parts of Texas.

ELECTRICITY TRANSMISSION

TXU Electric Delivery’s electricity transmission business is responsible for the safe and reliable operations of its transmission network and substations. These responsibilities consist of the construction and maintenance of transmission facilities and substations and the monitoring, controlling and dispatching of high-voltage electricity over TXU Electric Delivery’s transmission facilities in coordination with ERCOT.

TXU Electric Delivery is a member of ERCOT, and the transmission business actively supports the operations of ERCOT and market participants. The transmission business participates with ERCOT and other member utilities to plan, design, construct and operate new transmission lines, with regulatory approval, necessary to maintain reliability, increase bulk power transfer capability and to minimize limitations and constraints on the ERCOT transmission grid.

Transmission revenues are provided under tariffs approved by either the Commission and, to a small degree, the FERC. Network transmission revenues compensate TXU Electric Delivery for delivery of power over transmission facilities operating at 60 kV and above. Transformation service revenues compensate TXU Electric Delivery for substation facilities that transform power from high-voltage transmission to distribution voltages below 60 kV. Other services offered by the transmission business include, but are not limited to: system impact studies, facilities studies and maintenance of transformer equipment, substations and transmission lines owned by other non-retail parties.

TXU Electric Delivery’s transmission facilities include 4,511 circuit miles of 345-kV transmission lines and 9,680 circuit miles of 138- and 69-kV transmission lines. Forty generating plants totaling 32,699 megawatts are directly connected to TXU Electric Delivery’s transmission system, and 697 distribution substations are served from TXU Electric Delivery’s transmission system.

TXU Electric Delivery is connected by eight 345-kV lines to CenterPoint Energy Inc.; by four 345-kV lines (one of which is an asynchronous high voltage direct current interconnection) with the Southwest Power Pool; by eight 138-kV and twelve 69-kV lines to American Electric Power Company Inc.; by six 345-kV, eighteen 138-kV and three 69-kV lines to the Lower Colorado River Authority; by seven 345-kV and nine 138-kV lines to the Texas Municipal Power Agency; by nine 138 kV and eleven 69 kV lines with Texas New Mexico Power; by four 345-kV, eighty-five 138-kV and twenty 69 kV lines with Brazos Electric Power Cooperative; by twenty-five 138 kV and six 69 kV lines with Rayburn Country Electric Cooperative; and at thirteen points with smaller systems operating wholly within Texas.

ELECTRICITY DISTRIBUTION

TXU Electric Delivery’s electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including power delivery, power quality and system reliability. The TXU Electric Delivery distribution system supplies electricity to approximately 3 million points of delivery. The electricity distribution business consists of the ownership, management, construction, maintenance and operation of the distribution system within TXU Electric Delivery’s certificated service area. Over the past five years, the number of TXU Electric Delivery’s distribution system points of delivery served has been growing an average of 2% per year.

TXU Electric Delivery’s distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 2,943 distribution feeders.

The TXU Electric Delivery distribution system consists of 55,718 miles of overhead primary conductors, 22,114 miles of overhead secondary and street light conductors, 13,527 miles of underground primary conductors and 8,279 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

Most of TXU Electric Delivery’s power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law.

CUSTOMERS

TXU Electric Delivery’s transmission customers consist of municipalities, electric cooperatives and other distribution companies. TXU Electric Delivery’s distribution customers consist of 47 REPs in TXU Electric Delivery’s certified service area, including affiliated REPs. For the year ended December 31, 2004, distribution revenues from TXU Energy Holdings represented approximately 71% of TXU Electric Delivery’s total distribution revenues and 64% of TXU Electric Delivery’s total revenues. There are no individually significant unaffiliated consumers upon which TXU Electric Delivery’s business or results are highly dependent.

Since January 1, 2002, the retail customers who purchase and consume electricity and are connected to TXU Electric Delivery’s system have been free to choose their electricity supplier from REPs who compete for their business. The changed character of electric service, however, does not mean that the safe and reliable delivery of dependable power is any less critical to TXU Electric Delivery’s success. Service quality, safety and reliability are of paramount importance to REPs, electricity consumers and TXU Electric Delivery. TXU Electric Delivery intends to continue to build on its inherited tradition of low cost and high performance.

STRATEGY

TXU Electric Delivery’s primary mission is to deliver electricity safely, reliably and economically to end-use consumers with a focus on operational excellence and performance management that is critical for success.

TXU Electric Delivery will continue to focus on providing top decile reliability, world-class strategic sourcing and a lean administrative cost structure to achieve operational excellence. TXU Electric Delivery has developed and implemented a multiyear Comprehensive Maintenance Program in order to improve reliability of its poorer performing facilities. This program is a proactive strategy that includes both heavy maintenance activities and selective replacement of aging infrastructure to avoid or minimize outages. This program is expected to continue through 2006. TXU Electric Delivery has also implemented a Transmission Grid Enhancement Program to invest in major electricity transmission projects to further improve reliability and reduce congestion.

In 2004, TXU Electric Delivery achieved top quartile performance levels of SAIDI and CAIDI, two of the three key reliability indicators. This top quartile measure is based on performance averages of a broad group of electric transmission and distribution companies in North America. SAIDI performance, the average number of total electric service outage minutes per customer in the past year, was 75.54 minutes and CAIDI performance, the average number of electric service outage minutes per interruption in the past year, was 68.67 minutes. In addition, the year-end 2004 SAIFI performance level, the average number of electric service interruptions per customer per year, improved to 1.10 interruptions and is moving towards first-quartile levels.

TXU Electric Delivery intends to focus on performance management in the future by creating a high performance culture that aligns individual performance with business objectives.

REGULATION AND RATES

See Texas Electric Industry Restructuring above for a description of the significant regulatory provisions relating to the deregulation of the Texas electric industry.

As its operations are wholly within Texas, TXU Electric Delivery believes that it is not a public utility as defined in the Federal Power Act and has been advised by its counsel that it is not subject to general regulation under such act.

The Commission has original jurisdiction over transmission rates and services and over distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the Commission and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, the Texas Public Utility Regulatory Act (PURA) prohibits the collection of any rates or charges by a public utility (as defined by PURA) that does not have the prior approval of the Commission.

At the state level, PURA, as amended, requires owners or operators of transmission facilities to provide open access wholesale transmission services to third parties at rates and terms that are nondiscriminatory and comparable to the rates and terms of the utility's own use of its system. The Commission has adopted rules implementing the state open access requirements for utilities that are subject to the Commission's jurisdiction over transmission services, such as TXU Electric Delivery.

Provisions of the 1999 Restructuring Legislation allow TXU Electric Delivery to annually update its transmission rates to reflect changes in invested capital. These provisions encourage investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

ENVIRONMENTAL MATTERS

Air — The federal Clean Air Act includes provisions which, among other things, place limits on the sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions produced by certain generation plants. In addition to the new source performance standards applicable to SO2 and NOx, the Clean Air Act requires that fossil-fueled plants have sufficient SO2 emission allowances and meet certain NOx emission standards. TXU Energy Holdings’ generation plants meet the SO2 allowance requirements and NOx emission rates.

Recently, the EPA issued a final rule to further reduce NOx and SO2 emissions from power plants. The SO2 and NOx reductions required under the Clean Air Implementation Rule (CAIR) are based on a cap and trade approach (market-based) in which a cap is put on the total quantity of emissions allowed in 28 eastern states (including Texas), emitters are required to have allowances for each ton emitted, and emitters are allowed to trade emissions under the cap. The CAIR reductions are proposed to be phased in between 2010 and 2015.

On March 16, 2005, the EPA published a final rule requiring reductions of mercury from coal-fired power plants. Based on a preliminary announcement from the EPA, the rule will use a cap and trade approach on a nationwide basis. The mercury reductions are proposed to be phased in between 2010 and 2018. TXU Corp. is in the process of reviewing the final rules and is unable to determine what impact, if any, the implementation of these rules will have on TXU Corp.’s results of operations or financial position.

SO2 reductions required under the proposed regional haze/visibility rule (or so-called BART rule) only apply to units built between 1962 and 1977. The reductions would be required on a unit-by-unit basis. EPA has suggested that CAIR may satisfy the BART reductions.

In January 2004, the EPA issued a proposed rule to regulate mercury emissions from power plants. It is expected that a final rule will be issued in March 2005 with an implementation date in 2010. Two different regulatory approaches are considered in the announcement and the final form of the rule is unknown as are the final forms of the CAIR and BART rules. Compliance plans for all of these rules will be coordinated. The least cost approach to compliance will be developed. To comply with these rules, it is likely that some costs, which could be material, will be incurred for installation of additional control equipment and for facility operations and maintenance.

The federal Clean Air Act requires each state to monitor air quality for compliance with federal health standards. The standards for ozone (both the one-hour and eight-hour) are not being achieved in several areas of Texas. The TCEQ has adopted revisions to its State Implementation Plan (SIP) rules that require an 88% reduction in NOx emissions from electricity generation plants in the Dallas-Fort Worth ozone non-attainment area and a 51% reduction in NOx emissions from electricity generation plants in East and Central Texas. Full compliance is required by May 1, 2005. TXU Energy Holdings has installed all the pollution control technology necessary to achieve the reductions in NOx required in 2005. Additionally, the TCEQ is expected to propose new SIP rules by 2007 to deal with 8-hour ozone standards. These NOx reductions are expected to be less significant in Texas than elsewhere because the most current data (for 2003) show that the Texas NOx rate is 0.14 lb./mmBtu, which is approximately 50% below the national average. These rules could require further NOx emission reductions from certain TXU Energy Holdings facilities.

Major air pollution control provisions of the 1999 Texas Restructuring Legislation required a 50% reduction in NOx emissions and a 25% reduction in SO2 emissions from “grandfathered” electric utility generation plants. The first compliance period was for the year beginning May 1, 2003 through April 30, 2004. TXU Energy Holdings has obtained all permits required for the “grandfathered” plants by the 1999 Restructuring Legislation and has completed all construction programs to install control equipment to achieve the required reductions. TXU Energy Holdings is in compliance with the requirements at the end of the first compliance period.

The Bush Administration is addressing greenhouse gas emissions through its greenhouse gas emissions intensity reduction Climate VISION program. The Bush Administration and EPA have proposed the Clear Skies legislative initiative calling for reductions of SO2, NOx, and mercury emissions from electricity generation facilities over a 15-year period. Some legislative proposals for additional regulation of SO2, NOx, mercury and carbon dioxide have been considered at the federal level and it is expected that additional similar proposals will be made in the future. TXU Corp. continues to participate in a voluntary greenhouse gas emission reduction program and since 1995 has reported the results of its program annually to the U.S. Department of Energy. TXU Corp. is also participating in a new voluntary electric utility industry sector climate change initiative in partnership with the Department of Energy. In October 2004, TXU Corp. released an independent study by NERA Economic Consulting in collaboration with Marc Goldsmith & Associates. The study evaluated TXU Corp.’s processes for following and evaluating air emissions and climate policies and reviewed TXU Corp.'s actions regarding previous major air emissions policies and compliance. Additionally, the study considered the financial consequences and related risks to TXU Corp. of prospective air emissions and climate change policies, including an assessment of the financial effects of reducing emissions now in anticipation of future requirements. The study concluded that TXU Corp. has the appropriate processes and procedures in place and uses appropriate economic methodologies to evaluate financial consequences of environmental regulatory policy changes and scenarios. The study also concluded that absent certain specific circumstances, TXU Corp.’s shareholders would not benefit if the company devoted major financial resources now to reduce its carbon dioxide emissions in advance of uncertain future emission regulations. In addition, the study concluded that TXU Corp.’s efforts have consistently resulted in compliance with air emission limits. The study is available on TXU Corp.'s website at http://www.txucorp.com/responsibility/environment/reports/Env_Study100104.pdf.

TXU Corp. continues to assess the financial and operational risks posed by future regulatory or policy changes pertaining to greenhouse gas emissions and multiple emissions, but because these proposals are in the formative stages, TXU Corp. is unable to predict their future impacts on the financial condition and operations of TXU Corp.

Water — The TCEQ and/or the EPA have jurisdiction over water discharges (including storm water) from all domestic facilities. Facilities of TXU Energy Holdings and TXU Electric Delivery are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TXU Energy Holdings and TXU Electric Delivery hold all required waste water discharge permits from the TCEQ for facilities in operation and have applied for or obtained necessary permits for facilities under construction. TXU Energy Holdings and TXU Electric Delivery believe they can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to Spill Prevention, Control and Countermeasure Plans for oil-filled electrical equipment and bulk storage facilities for oil will require updating of certain plans and facilities. TXU Electric Delivery is unable to predict at this time the impact of these changes. Clean Water Act Section 316(b) regulations pertaining to existing water intake structures were published by the EPA in July 2004. As prescribed in the new regulations, TXU Energy Holdings is implementing a monitoring program to determine the future actions that might need to be taken to comply with these regulations. The results of this program will determine the impact on TXU Energy Holdings.

Other — Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TCEQ. TXU Energy Holdings possesses all necessary permits for these activities from the TCEQ for its present operations.

Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ has issued regulations under the Texas Solid Waste Disposal Act applicable to facilities of TXU Energy Holdings and TXU Electric Delivery. TXU Energy Holdings has registered solid waste disposal sites and has obtained or applied for such permits as are required by such regulations.

Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas has agreed to a compact for a disposal facility that would be located in Texas. That compact was ratified by Congress and signed by the President in 1998. In 2003, the State of Texas enacted legislation allowing a private entity to be licensed to accept low-level radioactive waste for disposal. In August 2004, the State received a license application from Waste Control Specialists LLC for review. TXU Energy Holdings intends to continue to ship low-level waste material off-site for as long as an alternative disposal site is available. Should existing off-site disposal become unavailable, the low-level waste material will be stored on-site. TXU Energy Holdings’ on-site storage capacity is expected to be adequate until other off-site facilities become available. (See Power Production - Nuclear-Powered Production Assets above.)

Environmental Capital Expenditures - Capital expenditures for TXU Energy Holdings’ environmental projects were $15.7 million in 2004 and are expected to be about $7.9 million in 2005. TXU Electric Delivery’s capital expenditures for environmental matters were $4 million in 2004 and are expected to be about $4 million in 2005.

Item 3. LEGAL PROCEEDINGS

Legal Proceedings — On February 18, 2005, a lawsuit was filed by Utility Choice, L.P. and Cirro Group, Inc. in the United States District Court for the Southern District of Texas, Houston Division, against TXU Corp. and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in a variety of anticompetitive conduct, including market manipulation in violation of antitrust and other laws. TXU Corp. believes that claims against it and its subsidiary companies are without merit, and TXU Corp. and its subsidiaries intend to vigorously defend the lawsuit. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action.

Between October 19 and December 30, 2004, ten lawsuits were filed by purported customers in various California superior courts against TXU Corp., TXU Energy Trading Co. and TXU Energy Services and other marketers, traders, transporters and sellers of natural gas. Plaintiffs allege that beginning at least by the summer of 2000, defendants manipulated and fixed at artificially high levels natural gas prices in California in violation of the Cartwright Act and other California state laws. These lawsuits have been coordinated in the San Diego Superior Court with numerous other natural gas actions as "In re Natural Gas Anti-Trust Cases I, II, III, IV and V." TXU Corp. believes the claims against TXU Corp. and its subsidiaries are without merit, and intends to vigorously defend the lawsuits. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of these actions.

On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy Holdings and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An amended complaint was filed in February 2004 that joined additional, unaffiliated defendants. Three retail electric providers filed motions for leave to intervene in the action alleging claims substantially identical to TCE’s. In addition, approximately 25 purported former customers of TCE filed a motion to intervene in the action alleging claims substantially identical to TCE’s, both on their own behalf and on behalf of a putative class of all former customers of TCE. An order granting TXU Energy Holdings’ Motion to Dismiss based on the filed rate doctrine was entered on June 24, 2004. TCE has appealed the dismissal; however, TXU Corp. believes the dismissal of the antitrust claims was proper and that it has not committed any violation of the antitrust laws. The appeal remains pending before the Fifth Circuit Court of Appeals. Further, the Commission’s investigation of the market conditions in late February 2003 has not resulted in any finding adverse to TXU Corp. Accordingly, TXU Corp. believes that TCE’s and the intervenors’ claims are without merit, and intends to vigorously defend the lawsuit on appeal. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action.

On April 28, 2003, a lawsuit was filed by a former employee of TXU Portfolio Management in the United States District Court for the Northern District of Texas, Dallas Division, against TXU Corp., TXU Energy Holdings and TXU Portfolio Management. The case is set for trial on June 6, 2005 and discovery in the case is substantially complete. In the case, the plaintiff asserts claims under Section 806 of Sarbanes-Oxley arising from the termination of plaintiff’s employment and claims for breach of contract relating to payment of certain bonuses. Plaintiff seeks back pay, payment of bonuses and alternatively, reinstatement or future compensation, including bonuses. TXU Corp. believes the plaintiff’s claims are without merit. The plaintiff was terminated as the result of a reduction in force, not as a reaction to any concerns the plaintiff had expressed, and plaintiff was not in a position to evaluate TXU Corp.’s financial statements or assess the adequacy of TXU Corp.’s financial disclosures. Thus, TXU Corp. does not believe that there is any merit to the plaintiff’s claims under Sarbanes-Oxley. TXU Corp. disputes the plaintiff’s claims and intends to vigorously defend the litigation. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action.

On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This case was transferred to the Beaumont Division of the Eastern District of Texas and on March 24, 2004 was transferred to the Northern District of Texas, Dallas Division. This action is brought by an individual, alleging to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. Defendants have filed a motion to dismiss the lawsuit which is pending before the court; however, as a result of the dismissal of the antitrust claims in the litigation described above brought by TCE, the parties have agreed to stay this litigation until the appeal in the TCE case has been decided. TXU Corp. believes that the plaintiff lacks standing to assert any antitrust claims and that defendants have not violated antitrust laws or other laws as claimed by plaintiff. Therefore, TXU Corp. believes that plaintiff’s claims are without merit and plans to vigorously defend the lawsuit. TXU Corp. is however, unable to estimate any possible loss or predict the outcome of this action.

In November 2002 and February and March 2003, three lawsuits were filed in the United States District Court for the Northern District of Texas asserting claims under ERISA on behalf of a putative class of participants in and beneficiaries of various employee benefit plans of TXU Corp. These ERISA lawsuits have been consolidated, and a consolidated complaint was filed in February 2004 against TXU Corp., the directors of TXU Corp., Erle Nye, Peter B. Tinkam, Kirk R. Oliver, Biggs C. Porter, Diane J. Kubin, Barbara B. Curry and Richard Wistrand. On February 10, 2004, the plaintiffs filed their motion for and memorandum in support of class certification. After class certification discovery was completed, the Court denied Plaintiffs’ initial class certification motion without prejudice and granted plaintiffs’ leave to amend their complaint. Plaintiff’s second class certification motion remains pending and TXU Corp. and the individual defendants oppose class certification. The plaintiffs seek to represent a class of participants in such employee benefit plans during period between April 26, 2001 and October 11, 2002. TXU Corp. believes the claims are without merit and intends to vigorously defend the lawsuit. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action.

On October 23, 2002, a derivative lawsuit was filed by a purported shareholder on behalf of TXU Corp. in the 116th Judicial District Court of Dallas County, Texas, against TXU Corp., Erle Nye, Michael J. McNally, David W. Biegler, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret M. Maxey, J.E. Oesterreicher, Charles R. Perry and Herbert H. Richardson. The plaintiff alleges breach of fiduciary duty, abuse of control, mismanagement, waste of corporate assets, and breach of duties of loyalty and good faith. The named individual defendants are current or former officers and/or directors of TXU Corp. No amount of damages has been specified. The plaintiffs in such suit have failed to make a demand upon the directors as is required by law, and the case is currently stayed. The plaintiff has filed a motion seeking to lift the stay which is set for hearing on March 25, 2005. The defendants have filed pleadings seeking to have the case dismissed if the stay is lifted due to plaintiffs failure to make the required presuit demand.

In October, November, and December 2002 and January 2003, a number of lawsuits were filed in, removed to or transferred to the United States District Court for the Northern District of Texas against TXU Corp. and certain of its officers. These lawsuits have been consolidated and lead plaintiffs have been appointed by the Court. The complaint alleged violations of the provisions of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Section 11 and 12 of the Securities Act of 1933, as amended, relating to alleged materially false and misleading statements, including statements in prospectuses related to the offering by TXU Corp. of its equity-linked debt securities and common stock in May and June 2002. On July 21, 2003, the lead plaintiffs filed an amended consolidated complaint against Erle Nye, Michael J. McNally, V.J. Horgan, and Brian N. Dickie and directors Derek C. Bonham, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret M. Maxey, J.E. Oesterreicher, Herbert H. Richardson and Charles R. Perry, as defendants. On January 20, 2005, TXU Corp. executed a memorandum of understanding pursuant to which TXU Corp. would (i) make a one-time payment of $150 million, of which $66 million has been pledged by insurance carriers, resulting in a net disbursement of $84 million ($55 million after-tax), (ii) make certain corporate governance changes, including heightened independence standards for directors, (iii) deny any liability in connection with the lawsuits, (iv) and be released from any claims or liabilities thereafter. TXU Corp. may receive additional amounts from insurance carriers, which would reduce the financial impact of the settlement to TXU Corp. TXU Corp. expects to execute a final agreement containing the terms of the settlement, which will be subject to various conditions, including court approval and notice to members of the plaintiff class. The payment is expected to be made in the second quarter of 2005 and sourced from insurance proceeds and working capital, including cash on hand, and credit facility capacity.

Other Contingencies — In October 2003, the former directors and officers of TXU Europe Limited and subsidiaries that are now in administration (collectively TXU Europe), who include current and former officers of TXU Corp. and subsidiary companies, received notices from certain creditors and the administrators of TXU Europe of various claims or potential claims related to losses incurred by creditors, including claims for alleged omissions from a securities offering document and alleged breaches by directors of their English law duties as directors of these companies in failing to minimize the potential losses to the creditors of TXU Europe. On January 27, 2005, TXU Corp. executed a comprehensive agreement resolving potential claims against TXU Corp. relating to TXU Europe. Pursuant to the agreement, TXU Corp. will make a $220 million one-time payment ($143 million after-tax), a substantial portion of which may be recovered from insurance carriers, denies any liability, and is released from any such claims. The agreement is contingent upon creditor approval and receipt by TXU Corp. of formal releases. The payment is expected to be made in the second quarter of 2005 and sourced from working capital, credit facility capacity and insurance proceeds should agreements be reached with carriers.

General — In addition to the above, TXU Corp. is involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF TXU CORP.

Name of Officer	Age	Positions and Offices Presently Held (Current Term Expires on May 20, 2005)	Date First Elected to Present Offices (Current Term Expires on May 20, 2005)	Business Experience (Preceding Five Years)
C. John Wilder	46	President and Chief Executive	February 23, 2004	President and Chief Executive of TXU Corp.; prior thereto, Executive Vice President and Chief Financial Officer of Entergy Corporation.
T. L. Baker	59	Chairman of the Board and Chief Executive of TXU Electric Delivery	July 26, 2004

Chairman of the Board and Chief Executive of TXU Electric Delivery; prior thereto, Executive Vice President of TXU Corp. and President and Chief Executive of TXU Energy Holdings; prior thereto, Executive Vice President of TXU Energy Holdings; prior thereto, Vice Chairman of TXU Electric Delivery; prior thereto, President of TXU Electric Delivery; prior thereto, President of TXU Electric Company; prior thereto, President, Electric Service Division of TXU Electric Company.

David A. Campbell	36	Executive Vice President	May 21, 2004	Executive Vice President of TXU Corp.; prior thereto, Principal of McKinsey & Company, Inc.; prior thereto, Associate of McKinsey & Company, Inc.
M. S. Greene	59	Chairman of the Board, President and Chief Executive of TXU Generation Management Company LLC	July 26, 2004

Chairman of the Board, President and Chief Executive of TXU Generation Management Company LLC and Executive Vice President of TXU Energy Holdings; prior thereto, Vice Chairman and Chief Executive of TXU Electric Delivery; prior thereto, Vice Chairman of TXU Electric Delivery; prior thereto, President of TXU Electric Delivery; prior thereto, President, Transmission Division of TXU Electric; prior thereto, Executive Vice President of TXU Fuel.

Paul O’Malley	40	Chairman of the Board, President and Chief Executive of TXU Energy Holdings	July 26, 2004

Chairman of the Board, President and Chief Executive of TXU Energy Holdings; prior thereto, Senior Vice President and Principal Financial Officer of TXU Energy Holdings; prior thereto, Chief Financial Officer of TXU Australia; prior thereto, Director - Corporate Finance of Deloitte Touche Tohmatsu.

Kirk R. Oliver	47	Executive Vice President and Chief Financial Officer	July 1, 2004

Executive Vice President and Chief Financial Officer of TXU Corp., TXU Electric Delivery; TXU Energy Holdings and US Holdings; prior thereto, Executive Vice President, Chief Financial Officer and Treasurer of TXU Corp. and Treasurer and Assistant Secretary of TXU Electric Delivery, TXU Energy Holdings and US Holdings; prior thereto, Treasurer and Assistant Secretary of TXU Corp., TXU Electric Delivery, TXU Energy Holdings and US Holdings..

Eric H. Peterson	44	Executive Vice President and General Counsel	May 9, 2002

Executive Vice President and General Counsel of TXU Corp.; prior thereto, Senior Vice-President and General Counsel for DTE Energy; prior thereto, partner in the law firm of Worsham, Forsythe & Wooldridge.

There is no family relationship between any of the above-named Executive Officers.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TXU Corp.’s common stock is listed on the New York, Chicago and Pacific stock exchanges (symbol: TXU). The price range of the common stock of TXU Corp., as reported by Bloomberg, and the dividends paid during each of the calendar quarters of 2004 and 2003 were as follows:

	Price Range				Dividends Paid
Quarter Ended	2004		2003		2004	2003
	High	Low	High	Low
March 31	$30.13	$23.35	$20.37	$15.00	$0.125	$0.125
June 30	40.72	27.15	22.87	17.54	0.125	0.125
September 30	48.25	38.34	23.70	19.85	0.125	0.125
December 31	67.00	48.05	23.96	20.87	0.125	0.125
					$0.50	$0.50

TXU Corp. or its predecessor, has declared common stock dividends payable in cash in each year since incorporation in 1945. In October 2004, TXU Corp.’s Board of Directors adopted a revised dividend and cash distribution policy. The new policy set the annual dividend at $2.25, with an expectation of 5% annual dividend growth. Consistent with the new policy, TXU Corp.’s Board of Directors, at its February 2005 meeting, declared a quarterly dividend of 56.25 cents a share, payable April 1, 2005 to shareholders of record on March 4, 2005. The dividend rate will be subject to the regular review of TXU Corp.’s Board of Directors and may be changed based upon a number of factors including earnings and cash flow levels and capital requirements as well as financial and other business conditions existing at the time. In addition, under Texas law, TXU Corp. may only declare dividends out of its surplus, which is statutorily defined as a company’s net assets (i.e. total assets minus total debts) less its stated capital.

The number of record holders of the common stock of TXU Corp. as of March 14, 2005 was 57,352.

See Note 11 to Financial Statements for a discussion of certain financing arrangements of TXU Corp. and its subsidiaries that could potentially restrict the payment of dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share

October 1, 2004 - October 31, 2004(b)	521,818	$49.79
November 1, 2004 - November 30, 2004(c)	53,161,900	$64.58
December 1, 2004 - December 31, 2004	─	─
Total(d)	53,683,718	$64.44

___________________
(a) All of the repurchases were funded through cash on hand, bank borrowings, and proceeds from the sale of Senior Notes.
(b) All shares were repurchased by Mellon Trust as Trustee of the TXU Thrift Plan.
(c) Includes 52,500,000 shares repurchased through the accelerated share repurchase agreement at an initial price of $64.57 per  share.
(d) Substantially all of these repurchases were conducted through publicly announced programs.

In November 2004, TXU Corp. entered into an agreement with a broker-dealer under which TXU Corp. repurchased 52.5 million shares of its outstanding common stock at an initial price of $64.57 per share for a total of $3.4 billion. The counterparty immediately borrows shares that are sold to and canceled by TXU Corp. and in turn purchases shares in the open market over a subsequent time period; the agreement is subject to a future contingent purchase price adjustment based on the actual costs of the shares purchased by the counterparty. The price adjustment can be settled, at TXU Corp.’s option, in cash or in shares of its common stock. As of March 8, 2005, the counterparty had repurchased 55% of the shares under the agreement at an average price per share of $68.07. Assuming the counterparty repurchased the remaining shares at a price per share equal to $78.41, which was the closing price of TXU Corp.’s common stock on March 8, 2005, then TXU Corp. would be required to pay up to approximately $464 million (including related settlement fees and expenses) in cash and/or issue up to approximately 5.9 million shares of TXU Corp. common stock to the counterparty in settlement of the transaction. The settlement amount can increase or decrease depending upon the actual price paid for the shares repurchased by the counterparty under the program. The settlement is expected to occur in the fourth quarter of 2005, but may occur earlier or later depending upon the timing and pace of the counterparty’s purchases. The settlement is expected to occur between the second and fourth quarter of 2005, depending upon the timing and pace of the counterparty’s purchases.

Item 6. SELECTED FINANCIAL DATA

The information required hereunder is set forth under Selected Financial Data included in Appendix A to this report.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The information required hereunder is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required hereunder is set forth under Quantitative and Qualitative Disclosures about Market Risk under Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required hereunder is set forth under Management’s Annual Report on Internal Controls over Financial Reporting, Report of Independent Registered Public Accounting Firm, Statements of Consolidated Income, Statements of Consolidated Comprehensive Income, Statements of Consolidated Cash Flows, Consolidated Balance Sheets, Statements of Consolidated Shareholders’ Equity and Notes to Financial Statements included in Appendix A to this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of TXU Corp.’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2004. Based on the evaluation performed, TXU Corp.’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

A change in TXU Corp.’s internal controls over financial reporting was implemented in the fourth quarter of 2004. The internal controls related to the preparation of the consolidated cash flow statement were strengthened through reemphasis of appropriate review process and methods as well as changes in the timing of reconciliation procedures.

Item 9B OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item is found under the headings Election of Directors, Independence of Directors, Meetings of the Board and Its Committees, Corporate Governance Documents and Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement to be filed by TXU Corp. with the SEC on or about April 6, 2005. Additional information with respect to Executive Officers of TXU Corp. is found at the end of Part I.

Item 11.  EXECUTIVE COMPENSATION

Information with respect to this item is found under the headings Election of Directors, Compensation of Directors and Executive Compensation in the definitive proxy statement to be filed by TXU Corp. with the SEC on or about April 6, 2005.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information concerning stock-based compensation plans as of December 31, 2004. (See Note 12 to Financial Statements.)

(c)
	(a) Number of shares to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)

Stock compensation plans approved by shareholders	3,139,917 (1)	$24.50 (2)	6,394,151 (3)

__________________
(1)
Amount includes 2,636 of shares related to outstanding stock options assumed by TXU Corp. in connection with its 1997 merger with ENSERCH Corporation (subsequently TXU Gas) that were exchanged for options for TXU Corp. common stock (TXU Gas Option Plan) and 3,157,281 shares representing outstanding target awards under the Long-Term Incentive Compensation Plan. Such target awards can pay out at 0 to 200%,up to a total of 6,247,646 shares.

(2)	Excludes Long-Term Incentive Compensation Plan awards.
(3)	Represents shares under the Long-Term Incentive Compensation Plan. Shares may be newly issued or purchased on the open market. (See Note 12 to Financial Statements for further descriptions.)

TXU Gas Option Plan — As part of the acquisition of ENSERCH Corporation (subsequently TXU Gas) by TXU Corp., options to purchase shares of ENSERCH Corporation common stock that were granted under the ENSERCH Corporation 1991 Stock Incentive Plan were converted into options to purchase shares of TXU Corp. common stock. All options were granted on or before August 5, 1997, and expire on the tenth anniversary of their grant date. No further options may be granted under this plan. TXU Corp. has reserved for issuance under this plan a sufficient number of shares of common stock for delivery upon exercise of the outstanding options.

Summary — Other information with respect to this item is found under the heading Beneficial Ownership of Common Stock of the Company in the definitive proxy statement to be filed by TXU Corp. with the SEC on or about April 6, 2005.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item is found under the heading Selection of Auditors in the definitive proxy statement to be filed by TXU Corp. with the SEC on or about April 6, 2005.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page

(a) Documents filed as part of this Report:

Financial Statements (included in Appendix A to this report):

Selected Financial Data	A-2
Management’s Discussion and Analysis of Financial Condition
and Results of Operations	A-4
Management’s Annual Report on Internal Controls over Financial Reporting	A-63
Reports of Independent Registered Public Accounting Firm	A-64
Statements of Consolidated Income for each of the three years in the
period ended December 31, 2004	A-66
Statements of Consolidated Comprehensive Income for each of the
three years in the period ended December 31, 2004	A-67
Statements of Consolidated Cash Flows for each of the three years in
the period ended December 31, 2004	A-68
Consolidated Balance Sheets, December 31, 2004 and 2003	A-69
Statements of Consolidated Shareholders’ Equity for each of the three years in
the period ended December 31, 2004	A-70
Notes to Financial Statements	A-72

The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b)          Exhibits:

               Included in Appendix B to this report.

(c)           Financial Statements of Significant Unconsolidated 50% or Less Owned Entity

The information required hereunder for Pinnacle for the year ended December 31, 2002, is included in Appendix C to this report. For the year ended December 31, 2002, Pinnacle was an unconsolidated entity, the financial statements of which are required to be filed pursuant to the provisions of Rule 3-09 of Regulation S-X, such requirement arising because of the significance of financial results related to Pinnacle as compared to TXU Corp.’s consolidated financial results for the 2002 period. For the period from March 1, 2003 to December 31, 2003, Pinnacle’s financial results are included in TXU Corp.’s consolidated financial results as discontinued operations beginning March 1, 2003. Pinnacle’s financial results after December 31, 2002 have been omitted consistent with a waiver granted by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TXU CORP.

Date: March 15, 2005
By /s/ C. JOHN WILDER
(C. John Wilder, President and Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU Corp. and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	C. JOHN WILDER	Principal Executive
	(C. John Wilder, President and Chief Executive)	Officer and Director	March 15, 2005

/s/	KIRK R. OLIVER	Principal Financial Officer	March 15, 2005
(Kirk R. Oliver, Executive Vice President and Chief
Financial Officer)

/s/	STAN SZLAUDERBACH	Principal Accounting Officer	March 15, 2005
(Stan Szlauderbach, Senior Vice President and
Controller)

/s/	ERLE NYE	Director	March 15, 2005
(Erle Nye, Chairman of the Board)

/s/	DEREK C. BONHAM	Director	March 15, 2005
(Derek C. Bonham)

/s/	E. GAIL DE PLANQUE	Director	March 15, 2005
(E. Gail de Planque)

/s/	WILLIAM M. GRIFFIN	Director	March 15, 2005
(William M. Griffin)

/s/	KERNEY LADAY	Director	March 15, 2005
(Kerney Laday)

/s/	JACK E. LITTLE	Director	March 15, 2005
(Jack E. Little)

/s/	J. E. OESTERREICHER	Director	March 15, 2005
(J. E. Oesterreicher)

/s/	MICHAEL W. RANGER	Director	March 15, 2005
(Michael W. Ranger)

/s/	HERBERT H. RICHARDSON	Director	March 15, 2005
(Herbert H. Richardson)

Appendix A

TXU CORP. AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION
December 31, 2004

TXU CORP. AND SUBSIDIARIES
SELECTED FINANCIAL DATA

	Year Ended December 31,
	2004	2003		2002		2001		2000
	(millions of dollars, except ratios)

Operating revenues	$9,308		$8,600		$8,094		$7,962		$7,680
Income from continuing operations before extraordinary gain (loss) and
cumulative effect of changes in accounting principles	$81		$566		$105		$533		$560
Income (loss) from discontinued operations, net of tax effect	$378		$74		$(4,181)		$201		$356
Extraordinary gain (loss), net of tax effect (a)	$16	$	─		$(134)		$(57)	$	─
Cumulative effect of changes in accounting principles, net
of tax effect (a)	$10		$(58)	$	─	$	─	$	─
Exchangeable preferred membership interest buyback premium	$849	$	─	$	─	$	─	$	─
Preference stock dividends	$22		$22		$22		$22		$12
Net income (loss) available for common stock	$(386)		$560		$(4,232)		$655		$904

Common stock data (millions):
Basic shares outstanding - average	300		322		278		259		264
Diluted shares outstanding - average	300		379		278		259		264
Shares outstanding - end of year	240		324		322		265		258

Basic earnings per share:
Income from continuing operations before extraordinary gain (loss)
and cumulative effect of changes in accounting principles (a)	$0.27		$1.76		$0.37		$2.05		$2.12
Exchangeable preferred membership interest buyback premium	$(2.83)	$	─	$	─	$	─	$	─
Preference stock dividends	$(0.07)		$(0.07)		$(0.08)		$(0.08)		$(0.04)
Net income (loss) available to common stock from
continuing operations	$(2.63)		$1.69		$0.29		$1.97		$2.08
Income (loss) from discontinued operations, net of tax effect	$1.26		$0.23		$(15.04)		$0.77		$1.35
Extraordinary gain (loss), net of tax effect (a)	$0.05	$	─		$(0.48)		$(0.22)	$	─
Cumulative effect of changes in accounting principles, net
of tax effect (a)	$0.03		$(0.18)	$	─	$	─	$	─
Net income (loss) available for common stock	$(1.29)		$1.74		$(15.23)		$2.52		$3.43

Diluted earnings per share:
Income from continuing operations before extraordinary gain (loss)
and cumulative effect of changes in accounting principles (a)	$0.27		$1.63		$0.37		$2.05		$2.12
Exchangeable preferred membership interest buyback premium	$(2.83)	$	─	$	─	$	─	$	─
Preference stock dividends	$(0.07)		$(0.06)		$(0.08)		$(0.08)		$(0.04)
Net income (loss) available to common stock from
continuing operations	$(2.63)		$1.57		$0.29		$1.97		$2.08
Income (loss) from discontinued operations, net of tax effect	$1.26		$0.20		$(15.04)		$0.77		$1.35
Extraordinary gain (loss), net of tax effect (a)	$0.05	$	─		$(0.48)		$(0.22)	$	─
Cumulative effect of changes in accounting principles, net
of tax effect (a)	$0.03		$(0.15)	$	─	$	─	$	─
Net income (loss) available for common stock	$(1.29)		$1.62		$(15.23)		$2.52		$3.43

Dividends declared per share	$0.938		$0.50		$1.925		$2.400		$2.400
Book value per share - end of year	$1.26		$17.34		$14.80		$28.88		$28.97
Return on average common stock equity (a) (b)	2.0%		10.5%		1.3%		6.8%		6.9%
Ratio of earnings to fixed charges	1.16		1.94		1.22		1.87		1.91
Ratio of earnings to combined fixed charges
and preference dividends	1.11		1.87		1.17		1.81		1.87

  See notes on page A-3.

TXU CORP. AND SUBSIDIARIES
SELECTED FINANCIAL DATA (CONT.)

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(millions of dollars, except ratios)

Total assets - end of year	$23,241	$31,284	$31,384	$42,598	$45,377
Property, plant & equipment - net - end of year	16,676	16,803	16,526	16,579	16,281
Capital expenditures	912	721	813	988	827
Capitalization - end of year
Equity-linked debt securities	$285	$1,440	$1,440	$1,350	$700
Exchangeable subordinated notes (c)	—	—	639	—	—
Long-term debt held by subsidiary trusts	—	546	546	547	1,423
All other long-term debt, less amounts due currently	12,127	9,168	8,003	8,098	6,868
Exchangeable preferred membership interests (c)	—	646	—	—	—
Preferred stock of subsidiaries:
Not subject to mandatory redemption	38	113	190	190	190
Subject to mandatory redemption	—	—	21	21	21
Common stock repurchasable under equity forward contracts	—	—	—	—	190
Preference stock	300	300	300	300	300
Common stock equity	339	5,619	4,766	7,656	7,476
Total	$13,089	$17,832	$15,905	$18,162	$17,168
Capitalization ratios - end of year
Equity-linked debt securities	2.2%	8.1%	9.1%	7.4%	4.1%
Exchangeable subordinated notes	—	—	4.0	—	—
Long-term debt held by subsidiary trusts	—	3.1	3.4	3.0	8.3
All other long-term debt, less amounts due currently	92.6	51.4	50.3	44.6	40.0
Exchangeable preferred membership interests	—	3.6	—	—	—
Preferred stock of subsidiaries	0.3	.6	1.3	1.2	1.2
Common stock repurchasable under equity forward contracts	—	—	—	—	1.1
Preference stock	2.3	1.7	1.9	1.6	1.8
Common stock equity	2.6	31.5	30.0	42.2	43.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Notes payable	$210	$—	$2,306	$1,671	$1,834
Long-term debt due currently	229	678	941	866	1,602

Embedded interest cost on long-term debt - end of year (d)	6.0%	6.3%	6.8%	5.9%	7.2%
Embedded interest cost on long-term debt held by subsidiary trusts	─ %	6.4%	7.8%	7.8%	9.8%
Embedded dividend cost on preferred stock of subsidiaries -
end of year (e)	4.4%	9.7%	6.5%	6.5%	7.0%

Note: Results for 2004 are significantly impacted by charges related to the comprehensive restructuring plan as described in Management’s Discussion and Analysis.

(a)	See Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(b)	Based on results from continuing operations.
(c)	Amount is net of discount.
(d)	Represents the annual interest using year-end rates for variable rate debt and reflecting effects of interest rate swaps and amortization of any discounts, premiums, issuance costs and any deferred gains/losses on reacquisitions divided by the carrying value of the debt plus or minus the unamortized balance of any discounts, premiums, issuance costs and gains/losses on reacquisitions at the end of the year.
(e)	Includes the unamortized balance of the loss on reacquired preferred stock and associated amortization. The embedded dividend cost excluding the effects of the loss on reacquired preferred stock is 6.0% for 2002, 6.0% for 2001 and 6.2% for 2000.

Prior year periods have been reclassified to reflect certain operations as discontinued operations. (See Note 4 to Financial Statements.)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

TXU Corp. is a holding company conducting its operations principally through its TXU Energy Holdings and TXU Electric Delivery subsidiaries. TXU Energy Holdings is engaged in electricity generation and retail and wholesale energy sales largely in Texas. TXU Electric Delivery engages in regulated electricity transmission and distribution operations in Texas.

BUSINESS RESTRUCTURING AND OTHER ACTIONS

Mr. C. John Wilder, who was named president and chief executive of TXU Corp. in February 2004, and senior management reviewed TXU Corp.’s operations during 2004 and implemented a three-phase restructuring and operational improvement program to restore financial strength, drive performance improvement with a competitive industrial company perspective and allocate capital in a disciplined and efficient manner.

—
Phase one of the restructuring and operational improvement program involved divesting of value-disadvantaged businesses and using the sales proceeds, operating cash flows and cash on hand to simplify the debt portfolio and capital structure. This phase also included identifying contracts and business processes requiring immediate action to improve profitability. Phase one was completed during 2004.

—
Phase two includes implementation of initiatives to achieve operational excellence in the core businesses and market leadership in providing service and value to customers, as well as implementing programs to drive and reward high performance from employees. TXU Corp. began implementation of Phase two during 2004.

—
Phase three includes refining the capital allocation philosophy, rebasing the dividend and establishing a framework for future growth investments. Refining growth strategies, pursuing value-creating opportunities and returning capital to investors are priorities in 2005.

Management believes that its actions in 2004 have resulted in sustainable profitability improvements, principally through streamlining of the organization, optimization of energy supply costs and improved customer retention. In addition, increased focus on income tax, litigation and other contingencies has resulted in significant progress in resolving these matters. These activities have resulted in unusual charges and credits impacting 2004 income from continuing operations, summarized as follows and discussed below in more detail:

	Income Statement	Charge/(Credit) to Earnings
	Classification	Pretax	After-tax
TXU Energy Holdings segment:
Charges related to leased equipment	Other deductions	$180	$117
Software write-off	Other deductions	107	70
Employee severance costs	Other deductions	107	69
Power purchase contract termination	Other deductions	101	66
Spare parts inventory write-down	Other deductions	79	51
Outsourcing transition costs	Other deductions	10	6
Other asset impairments	Other deductions	6	4
Other charges	Operating costs/SG&A	8	6
Recognition of deferred gain on plant sales	Other income	(58)	(38)
Gain on sale of undeveloped properties	Other income	(19)	(12)
TXU Electric Delivery segment:
Employee severance costs	Other deductions	20	13
Rate case settlement reserve	Other deductions	21	14
Outsourcing transition costs	Other deductions	4	3
Software write-off and asset impairment	Other deductions	4	2
Other charges	Operating costs/SG&A	2	1
Corporate and other:
Debt extinguishment losses	Other deductions	416	382
Litigation accrual	Other deductions	86	56
Executive compensation	SG&A	52	52
Consulting and professional fees	SG&A	54	35
Employee severance costs	Other deductions	5	3
Other charges	Other deductions	5	3
Recognition of TXU Europe income tax benefit	Income taxes	─	(75)

Total		$1,190	$828

In addition, income from discontinued operations totaled $378 million in 2004, reflecting the recognition of additional tax benefits related to the write-off of the investment in TXU Europe, the dispositions of TXU Australia and TXU Gas and a charge related to the settlement of potential claims related to TXU Europe. (See Note 4 to Financial Statements.)

The review of TXU Corp.’s operations and formulation of strategic initiatives is ongoing, though the phases of the plan expected to result in restructuring charges are largely completed. Certain of the strategic initiatives described below could result in additional charges that TXU Corp. is currently unable to predict. In addition, other new strategic initiatives that could also materially affect TXU Corp.’s financial results are likely to be undertaken.

Following is a discussion of the major activities associated with the restructuring plan:

Sale of TXU Australia

In July 2004, TXU Corp. completed the sale of TXU Australia to Singapore Power Ltd. for $1.9 billion in cash and $1.7 billion in assumed debt, and recorded a gain on sale of $371 million ($241 million after-tax). TXU Australia’s operations consisted of a portfolio of competitive and regulated energy businesses, principally in Victoria and South Australia, with 2003 revenues of approximately $1.1 billion. The results of TXU Australia and the gain on sale are reported as discontinued operations as discussed in Note 4 to Financial Statements.

Sale of TXU Fuel

In June 2004, TXU Corp. completed the sale of the assets of TXU Fuel, the former intrastate gas transportation subsidiary of TXU Energy Holdings, to Energy Transfer Partners, L.P. for $500 million in cash. TXU Fuel had 2003 revenues of approximately $65 million, the majority of which represented gas transportation fees from TXU Energy Holdings. As part of the transaction, TXU Energy Holdings entered into a transportation agreement, intended to be market-price based, with the new owner to transport gas to TXU Energy Holdings’ generation plants. Because of the continuing involvement in the business through the transportation agreement, the pretax gain related to the sale of $375 million will be recognized over the eight-year life of the transportation agreement, and the business has not been accounted for as a discontinued operation. The pretax gain is net of $16 million of TXU Energy Holdings goodwill allocated to TXU Fuel.

TXU Gas Transaction

In October 2004, Atmos Energy Corporation and TXU Gas completed a merger by division, which resulted in TXU Corp.’s disposition of the operations of TXU Gas for $1.9 billion in cash. TXU Gas was largely a regulated business engaged in the purchase, transmission, distribution and retail sale of natural gas with 2003 revenues of approximately $1.3 billion. The results of TXU Gas, as well as charges related to the sale of $108 million ($193 million after-tax), are reported as discontinued operations as discussed in Note 4 to Financial Statements.

In October 2004, TXU Corp. redeemed or legally defeased $429 million principal amount of TXU Gas debt. In addition, all of the outstanding shares of TXU Gas’ preferred stock with a liquidation value of $75 million were redeemed in November 2004.

Capgemini Outsourcing Agreement

In May 2004, TXU Corp. entered into a services agreement with Capgemini Energy LP (Capgemini), a new company initially providing business process support services to TXU Corp. only, but immediately implementing a plan to offer similar services to other utility companies. Under the ten-year agreement, over 2,500 employees transferred from subsidiaries of TXU Corp. to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee, subject to adjustment for volumes or other factors, include information technology, customer call center, billing, human resources, supply chain and certain accounting activities. TXU Corp. expects that the Capgemini arrangement will result in lower costs and improved service levels.

As part of the agreement, Capgemini was provided a royalty-free right, under an asset license arrangement, to use TXU Corp.’s information technology assets, consisting primarily of capitalized software. A portion of the software was in development and had not yet been placed in service. As a result of outsourcing its information technology activities, TXU Corp. no longer intends to develop the majority of these projects and from TXU Corp.’s perspective the software is abandoned. The agreements with Capgemini do not require that any software in development be completed and placed in service. Consequently, the carrying value of these software projects was written off, resulting in a charge of $109 million ($71 million after-tax). TXU Corp. expects to rely on Capgemini for future enhancements and modifications to the software in use at the time of the transaction.

TXU Corp. obtained a 2.9% limited partnership interest in Capgemini in exchange for the asset license described above. TXU Corp. has the right to sell (the “put option”) its interest and the licensed software to Cap Gemini North America Inc. for $200 million, plus its share of Capgemini’s undistributed earnings, upon expiration of the services agreement or earlier upon the occurrence of certain unexpected events. Cap Gemini North America Inc. has the right to purchase these interests under the same terms and conditions. The partnership interest has been recorded at an initial value of $2.9 million and is being accounted for on the cost method.

TXU Corp. has recorded the fair value of the put option, estimated at $177 million, as a noncurrent asset. Of this amount, $169 million was recorded as a reduction to the carrying value of the licensed software. This accounting is in accordance with guidance related to sales and licensing of internally developed software described in AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The difference of $8 million, which represented the fair value of the assumed cash distributions and gains while holding the partnership interest for the period prior to exercise of the put, was recorded as a noncurrent deferred credit. The remaining balance of the software is being amortized over the estimated remaining useful lives.

Also as part of the agreement, TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former TXU Corp. employees terminated within 18 months of their transfer to Capgemini. Accordingly, TXU Corp. recorded a $40 million ($26 million after-tax) charge for severance expense in the second quarter of 2004. In addition, TXU Corp. committed to pay up to $25 million for costs associated with transitioning the outsourced activities to Capgemini. Transition expenses of $14 million ($9 million after-tax) were recorded by TXU Corp. during 2004, and the remainder are expected to be expensed as incurred in 2005.

Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreement, as well as the payment of $200 million in connection with the put option.

In July 2004, TXU Corp. loaned Capgemini $25 million for working capital purposes pursuant to a promissory note that bears interest at a then market-based annual rate of 4% and matures in July 2019.

Generation Facility Closures and Sales

In December 2004, TXU Corp. committed to immediately cease operating for its own benefit nine leased gas-fired combustion turbines, and recorded a charge of $157 million ($102 million after-tax). The charge represents the present value of the future lease payments related to the turbines, net of estimated sublease proceeds. The leases expire in 2017 and 2018. TXU Corp. is currently evaluating opportunities with respect to the turbines, including subleasing the turbines to third parties or decommissioning the turbines. During this evaluation period, the turbines will be available to ERCOT only for system reliability purposes.

In November 2004, TXU Corp. announced plans to deactivate, or mothball, eight gas-fired operating units due to electric industry market conditions in Texas. The units were more than 30 years old and had operated only sparingly during the last two years. The facility closures resulted in employee severance costs of $7 million ($5 million after-tax).

In the second quarter of 2004, TXU Corp. initiated a plan to sell the Pedricktown, New Jersey 122 MW power production facility and exit the related power supply and gas transportation agreements. Accordingly, TXU Corp. recorded an impairment charge of $26 million ($17 million after-tax) to write down the facility to estimated fair market value. The results of the business and the impairment charge are reported in discontinued operations, as discussed in Note 4 to Financial Statements.

In March 2004, TXU Corp. announced the planned permanent retirement, completed in the second quarter of 2004, of eight gas-fired operating units. TXU Corp. also temporarily closed four other gas-fired units and placed them under evaluation for retirement. A majority of the 12 units were designated as “peaking units” and operated only during the summer for many years and had operated only sparingly during the last two years. TXU Corp. also closed its Winfield North Monticello lignite mine in Texas, as it was no longer economical to operate when compared to the cost of purchasing coal to fuel the adjacent generation facility. A total charge of $8 million ($5 million after-tax) was recorded for employee severance costs and impairments related to the various facility closures.

As a result of the various actions in 2004, TXU Corp. will permanently or temporarily deactivate over 40% of its gas-fired generating capacity in Texas, representing 4,572 MW of capacity.

Other Actions Related to Generation Operations

In December 2004, TXU Corp. executed an agreement to terminate, for a payment of $172 million, an existing power purchase and tolling agreement that would have expired in 2006. The agreement was entered into in connection with the sale of two generation plants to the counterparty in 2001. As a result of the transaction, TXU Corp. recorded a charge of $101 million ($66 million after-tax). The charge represents the payment amount less the remaining out-of-the-money liability related to the agreement originally recorded at its inception. TXU Corp. also recorded a gain of $58 million ($38 million after-tax), representing the remaining deferred gains from the sale of the two plants.

In October 2004, TXU Corp. entered into an agreement to terminate the operating lease for certain mining equipment for approximately $28 million in cash, effective November 1, 2004. The lease termination resulted in a charge of $21 million ($14 million after-tax). TXU Corp. entered into a short-term lease with an unrelated third party for the equipment, which is expected to be taken out of service at the expiration of the lease.

As part of a review of its generation asset portfolio in the second quarter of 2004, TXU Corp. completed a review of its spare parts and equipment inventory to determine the appropriate level of such inventory. The review included nuclear, coal and gas-fired generation-related facilities. As a result of this review, TXU Corp. recorded a charge of $79 million ($51 million after-tax), to reflect excess inventory on hand and to write down carrying values to scrap values.

Organizational Realignment and Headcount Reductions

During 2004, management completed a comprehensive organizational review, including an analysis of staffing requirements. As a result, TXU Corp. completed a self-nomination severance program and other involuntary severance actions, and recorded severance charges totaling $77 million ($49 million after-tax).

Liability and Capital Management

TXU Corp. utilized cash proceeds from the sale of TXU Australia, TXU Gas and TXU Fuel and other assets sales as well as cash provided from operations and lower-cost debt issuances to increase value and reduce risks through an ongoing liability management initiative. Largely under this initiative, in 2004 TXU Corp. repurchased or legally defeased $3.6 billion of debt securities (including equity-linked debt securities and debt held by subsidiary trusts). In addition, TXU Corp. repurchased $6.7 billion of common equity and other securities.

The following debt securities were repurchased or legally defeased in 2004:

	Principal	Debt
	Amount	Extinguishment
	Repurchased	Losses (pretax)
TXU Corp.
Floating Convertible Senior Notes due July 15, 2033	$500	$315
4.446% Fixed Senior Notes Series K (equity-linked) due
November 16, 2006	450	23
5.450% Fixed Senior Notes Series L (equity-linked) due
November 16, 2007	399	22
5.800% Fixed Senior Notes Series M (equity-linked) due May 16, 2008	256	23
7.250% Long-term debt held by subsidiary trust (Capital I Trust)	237	7
8.700% Long-term debt held by subsidiary trust (Capital II Trust)	155	4
6.375% Fixed Senior Notes Series J due June 15, 2006	117	7
Other, including unamortized debt expenses and retirement fees	─	14
TXU Gas
Floating Rate long-term debt held by subsidiary trust (Capital I Trust)	154	─
7.125% Fixed Notes due June 15, 2005	150	─
6.564% Fixed Remarketed Reset Notes due January 1, 2008	125	─
TXU Electric Delivery
7.625% Fixed First Mortgage Bonds due July 1, 2025(a)	215	─
7.375% Fixed First Mortgage Bonds due October 1, 2025(a)	178	─
TXU Energy Holdings
2.838% Floating Rate Senior Notes due January 17, 2006	400	─
Brazos River Authority Pollution Control Revenue Bonds - 4.950% Fixed
Series 2001A due October 1, 2030, remarketing date April 1, 2004(b)	121
Brazos River Authority Pollution Control Revenue Bonds -
portions of Series 2003C, 2002A, 2001C, 2001D, and 1995B	100	1

Total	$3,557	$416
_________________
(a)	Repurchased with the proceeds from the securitization (transition) bonds issuance in June 2004.
(b)	Purchased upon mandatory tender.

TXU Corp. also repurchased the following securities during 2004:

	Purchase Price	Common Shares Repurchased (in millions)

Common equity - accelerated share repurchase programs (including fees)
and open market repurchases	$4,737	84.3
Exchangeable preferred membership interests of TXU Energy Holdings	1,852	―
Preferred stock of TXU Gas	75	―

Total	$6,664	84.3

See Notes 8, 9, 10 and 11 to Financial Statements for further detail of debt issuances and retirements, financing arrangements, repurchase of exchangeable preferred membership interests, debt held by unconsolidated subsidiary trusts and capitalization.

Consolidation of Real Estate

Currently, TXU Corp. owns or leases more than 1.3 million square feet in various management and support office locations, which exceeds its anticipated needs. TXU Corp. has evaluated alternatives to reduce current office space and intends to consolidate into its existing headquarters building in Dallas, Texas, enhancing the facility to enable better employee communication and collaboration and cost effectiveness. TXU Corp. recorded $2 million ($1 million after-tax) in exit fees related to existing leased facilities in 2004. Implementation of this initiative is expected to result in additional charges in 2005, but the amounts are not yet estimable.

Contingencies Update

See Note 18 to Financial Statements for more detailed discussion of contingencies. Following is a description of the progress and status of certain matters related to income taxes, litigation and other potential claims:

Recognition of Income Tax Benefits

On its US federal income tax return for calendar year 2002, TXU Corp. claimed an ordinary loss deduction related to the worthlessness of TXU Corp.'s investment in TXU Europe, the tax benefit of which was estimated to be $983 million (assuming the deduction is sustained on audit). Due to a number of uncertainties regarding the proper tax treatment of the worthlessness loss, no portion of the tax benefit related to TXU Corp.’s 2002 write-off of its investment in TXU Europe was recognized in income prior to 2004.

In June 2004, the IRS issued a preliminary notice of proposed adjustment proposing to disallow the 2002 worthlessness deduction and treat the worthlessness as a capital loss (deductible only against capital gains). In addition, in 2004 TXU Corp. revised the estimates of capital losses and ordinary deductions expected from the worthlessness deduction utilization. Accordingly, in 2004 TXU Corp. recorded a tax benefit of $755 million related to the TXU Europe worthlessness deduction, which reflects expected utilization of the capital loss deduction against capital gains realized in 2004 and prior periods. The benefit recognized also included $220 million for deductions related to the write-off of the investment in TXU Europe expected to be sustained as ordinary as a result of the preliminary notice.

Benefits arising from the resolution of uncertainty regarding utilization of deductions in the year the TXU Europe investment was written-off or in a prior year have been reported in discontinued operations. Additional such benefits arising from subsequent sales of businesses classified as discontinued operations have also been reported in discontinued operations. Accordingly, of the total $755 million benefit recognized in 2004, $680 million was reported in discontinued operations. The remaining $75 million reported in continuing operations relates to the capital gain arising from the sale of the assets of TXU Fuel, the historical operations of which have been classified as continuing operations. Additional tax benefits may be recognized in the future upon final resolution with the IRS of all matters related to the TXU Europe worthlessness deduction or identification of applicable tax planning strategies.

See Note 18 to Financial Statements for discussion of income tax contingencies related to TXU Europe and other matters.

Litigation

During the second quarter of 2004, management assessed the progress and status of matters in litigation, and in anticipation of resolution, an accrual of $100 million ($65 million after-tax) was recorded. In January 2005, TXU Corp. reached a comprehensive settlement regarding the consolidated amended securities class action lawsuit initially filed in October 2002. The agreement included a one-time payment to the class members of $150 million, of which $66 million in reimbursement from insurance carriers has been agreed upon. As a result, the previously recorded expense accrual was reduced by $16 million ($10 million after-tax) in the fourth quarter of 2004. The payment is expected to be made in the second quarter of 2005, and the amount ultimately paid by TXU Corp. is expected to be reduced by additional insurance reimbursements.  The settlement is contingent upon final court approval.

Potential Claims Related to TXU Europe

In January 2005, TXU Corp. executed a comprehensive agreement resolving potential claims relating to TXU Europe. Results from discontinued operations in 2004 include an accrual of $220 million ($143 million after-tax) for an expected payment of that amount under the terms of the agreement. The payment is expected to be made in the second quarter of 2005. A substantial portion of the payment may be recovered from insurance carriers. The agreement is contingent upon creditor approval and the receipt of formal releases.

Rate Case Settlement

In the fourth quarter of 2004, TXU Electric Delivery recorded a $21 million ($14 million after-tax) charge for estimated settlement payments. The settlement, which was finalized February 22, 2005, is the result of a number of municipalities initiating an inquiry regarding distribution rates. The agreement avoids any immediate rate actions, but would require TXU Electric Delivery to file a rate case in 2006, based on a 2005 test year, unless the municipalities and TXU Electric Delivery mutually agree that such a filing is unnecessary. The final settlement amounts are being determined; however, TXU Electric Delivery believes the total will closely approximate the amount accrued.

KEY CHALLENGES AND INITIATIVES

Following is a discussion of the key challenges facing management and the initiatives currently underway to manage such challenges:

Competitive Markets and Customer Retention

In the Texas market, 2004 was the third full year of retail competitive activity, and that activity has impacted customer counts and sales volumes. The area representing TXU Corp.’s historical service territory prior to deregulation, largely in north Texas, consisted of approximately 3 million electricity consumers (measured by meter counts) as of year-end 2004. TXU Energy Holdings currently has approximately 2.3 million customers in that territory and has acquired approximately 200,000 customers in other competitive areas in Texas. Total customer counts declined 2.3% in 2004, 4.3% in 2003 and 0.5% in 2002. Retail sales volumes declined 12% in both 2004 and 2003 and 9% in 2002, reflecting competitive activity in the business market segment and to a lesser extent in the residential market, as well as milder summer weather in 2004. While wholesale sales volumes have increased significantly, gross margins have been compressed by the loss of higher-margin retail sales volumes. In responding to the competitive landscape, TXU Corp. is focusing on the following key initiatives:

•
TXU Corp.’s customer retention strategy remains focused on delivering world-class customer service and improving the overall customer experience. In line with this strategy, TXU Corp. continues to implement several call center and other major initiatives to improve customer service, including a simplified interactive voice response process, an enhanced service level program and an upgraded online presence to interact with customers over the internet.

•
TXU Corp. has improved out-of-territory margins by reducing both its cost to serve and cost to acquire customers. Cost-to-serve improvements were achieved through the Capgemini arrangement, while cost-to-acquire reductions were achieved by suspending mass-media spending and prioritizing remaining marketing expenditures to focus on shorter-term return requirements. TXU Corp. is now focusing on rebalancing the customer mix towards high-value customers and reducing bad debt expenses.

•
Business initiatives in the small and medium-business segment are focused largely on more targeted programs to protect the existing highest-value customers and to recapture customers who have switched. Tactical programs being put into place include improved customer service, the development of new product offerings and the establishment of a new direct-sales force for customers with demand of 200 kilowatts and above.

•
While TXU Energy Holdings is evaluating strategic alternatives for the large-business segment, it remains focused on driving profitability by targeting customers with the highest economic potential and delivering with a low-cost model. Initiatives include a more disciplined contracting and pricing approach, a comprehensive hedging strategy to better protect against pricing volatility, improved economic segmentation of the large-business market to provide for more targeted sales and marketing efforts and more effective deployment of the direct-sales force.

Natural Gas Price & Market Heat-Rate Exposure

Wholesale electricity prices in the Texas market generally move with the price of natural gas because marginal demand is generally met with gas-fired generation plants. Wholesale electricity prices also move with market heat rates, which are a measure of the efficiency of the marginal supplier (generally gas plants) in generating electricity. Market heat rates are currently near historical lows following the substantial increase in more efficient gas-fired generation capacity in Texas in the early 2000’s. In contrast, natural gas prices increased significantly in recent years, but historically the price has fluctuated due to the effects of weather, changes in industrial demand and supply availability, and other economic factors.

Consequently, sales price management and hedging activities are critical to the profitability of the business. TXU Corp. continues to have price flexibility in the large business market and in all markets outside of its historical service territory. With respect to residential and small and medium business customers in the historical service territory, TXU Corp. must offer regulated price-to-beat rates until January 1, 2007, but such rates can be adjusted up or down twice a year at TXU Corp.’s option, subject to approval by the Commission, based on changes in natural gas prices. Effective January 1, 2004 for the small and medium business market and January 1, 2005 for the residential market in the historical service territory, TXU Corp. has had flexibility to offer prices other than the regulated price-to-beat rate, so long as it continues to also offer the price-to-beat rate. The challenge in adjusting these rates is determining the appropriate timing, considering past and projected movements in natural gas prices, such that margin levels can be sustained while remaining competitive with other retailers who have price flexibility. In response to rising natural gas prices, TXU Corp. increased the price-to-beat rates twice in both 2004 and 2003.

One of TXU Corp.'s cost advantages, particularly in a time of historically high natural gas prices, is its nuclear-powered and coal/lignite-fired generation assets. Variable costs of this baseload generation, which provided approximately 50% of supply volumes in 2004, have in recent history been, and are expected to be, less than the costs of gas-fired generation. Consequently, maintaining the efficiency and reliability of the baseload assets is of critical importance in managing gross margin risk. Completing scheduled maintenance outages at the nuclear-powered facility on a timely basis, for example, is a critical management process.

TXU Corp. is both a producer and a buyer of wholesale electricity. The generation operations supply power to the wholesale market and the retail business, which also purchases power in the wholesale market. The combination of these two businesses provides a partial natural hedge against near-term price volatility in wholesale electricity and natural gas markets. With this natural hedge and TXU Corp.’s wholesale market positions, for 2005 TXU Corp.’s portfolio position is substantially balanced with respect to changes in natural gas prices, given TXU Corp.’s projections of baseload unit availability and customer churn and assuming no changes in the price-to-beat rates. The primary sensitivity to natural gas prices over the near term derives from the price-to-beat structure for residential and small business customers; higher gas prices could trigger higher price-to-beat rates and potentially increased profitability, and vice versa. In the near term, TXU Corp. has more significant exposure to changes in market heat rates than natural gas prices, in part due to TXU Corp.’s 8,825 MW of active gas-fired generation capacity in Texas that TXU Corp. currently dispatches for its own use. TXU Corp. expects that increases in heat rates would increase the profitability of its overall market position and its gas-fired generation fleet, and vice versa.

Over the longer term, TXU Corp.’s exposure to changes in natural gas prices and market heat rates is expected to increase. The magnitude of this exposure is determined by several key assumptions including, but not limited to, baseload generation capacity factors, gas plant availability, the size of the retail business (both large business and residential), and the levels and stability of margins in the retail business. In the unlikely case that TXU Corp.’s retail price changes exactly and immediately mirrored changes in wholesale electricity markets, TXU Corp. could experience an approximate $245 million reduction in annual pretax earnings for every $0.50 per million British thermal units reduction in natural gas prices (approximate 8% change in current price) sustained over a full year. In the same scenario of retail price linkage to wholesale markets, if natural gas prices and other nonprice conditions remained unchanged, but ERCOT electricity prices declined by $5/MWh (approximate 10% change in current price) for a full year because of declining market heat rates, TXU Corp. could experience an approximate $320 million reduction in annual pretax earnings.

TXU Corp.’s longer term approach to managing this risk focuses on:

•	Improving customer service to increase customer retention;
•	Refining retail pricing strategy to more appropriately reflect the magnitude and costs of natural gas price risk;
•	Reducing fixed costs to better withstand gross margin volatility; and
•	Employing disciplined hedging and risk management strategies, through physical and financial energy-related (power and natural gas) contracts to partially hedge gross margins.

See additional discussion of risk measures under “Commodity Price Risk”.

Cost Exposure Related to Nuclear Asset Outages

TXU Corp. is currently undertaking a strategic review of its nuclear assets, comprised of two electricity generating units at Comanche Peak, each with a capacity of 1,150 MW. The objectives of this strategic review are to evaluate potential means to reduce the cost exposure associated with outages of these facilities and improve the long-term availability and certainty of electricity supply for customers. The nuclear generation facilities represent TXU Corp.’s lowest marginal cost source of electricity. Assuming both nuclear generating units experienced an outage, the negative impact to gross margin is estimated to be $2 million per day. TXU Corp. continues to identify and evaluate various potential initiatives as part of this review. The review is expected to be completed in 2005, and no determination has been made as to the likelihood of implementing any of the initiatives. Also see discussion of nuclear insurance in Note 18 to Financial Statements.

CRITICAL ACCOUNTING POLICIES

TXU Corp.’s significant accounting policies are detailed in Note 2 to Financial Statements. TXU Corp. follows accounting principles generally accepted in the US. In applying these accounting policies in the preparation of TXU Corp.’s consolidated financial statements, management is required to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenue and expense during the periods covered.  The following is a summary of certain critical accounting policies of TXU Corp. that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Financial Instruments and Mark-to-Market Accounting — TXU Corp. enters into financial instruments, including options, swaps, futures, forwards and other contractual commitments primarily to manage commodity price and interest rate risks. In accordance with SFAS 133, the fair values of derivatives are recognized on the balance sheet and changes in the fair values are recognized in earnings. This recognition is referred to as “mark-to-market” accounting. However, if certain criteria are met, TXU Corp. may elect the normal purchase and sale exception or may designate the derivative as a cash flow or fair value hedge. As these elections can reduce the volatility in earnings resulting from fluctuations in fair value, results of operations could be materially affected by such elections. A cash flow hedge mitigates the risk associated with variable future cash flows (e.g., a future sale at market prices), while a fair value hedge mitigates risk associated with fixed future cash flows (e.g., debt with fixed interest rate payments).

In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset in other comprehensive income. Amounts remain in other comprehensive income, provided the underlying transactions remain probable of occurring, and are reclassified into earnings as the underlying transactions occur. Fair value hedges are recorded as derivative assets or liabilities with an offset to the carrying value of the related asset or liability. Any ineffectiveness associated with the hedges is recorded in earnings.

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

For those periods where quoted market prices are not available, forward price curves are developed based on the available information or through the use of industry accepted modeling techniques and practices based on market fundamentals (e.g., supply/demand, replacement cost, etc.). TXU Corp. does not recognize net gains in illiquid periods.

Prior to October 2002, TXU Corp. accounted for energy-related contracts, whether or not derivatives under SFAS 133, that were deemed to be entered into for trading purposes under the guidance from EITF 98-10. See Note 3 to Financial Statements for discussion of the rescission of EITF 98-10 and the cumulative effect of changes in accounting principles.

In the fourth quarter of 2004, TXU Corp. reviewed its approach to evaluating the economic performance of its large business customer sales operations. TXU Corp. decided to no longer elect the normal sale exception for fixed price sales contracts entered into after December 1, 2004, and as part of its risk management activities, will use hedging transactions to mitigate the risk of gross margin exposure. Both the sales contracts and the hedging instruments are now marked-to-market. The day-one gains on the marked sales contracts are amortized over the lives of the contracts, which average between twelve and eighteen months. The effect of marking-to-market the sales contracts in 2004 was a pretax loss of $3 million.

The net effect of unrealized losses arising from mark-to-market accounting under SFAS 133, including hedge ineffectiveness, totaled $109 million, $100 million and $113 million of unrealized losses in 2004, 2003 and 2002, respectively. The 2003 amount excludes the cumulative effect of changes in accounting principles discussed in Note 3 to Financial Statements.

Revenue Recognition — TXU Corp. records revenue from electricity sales and delivery service under the accrual method. Revenues are recognized when power or delivery is provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value provided from the meter reading date to the end of the period. The unbilled revenue is calculated at the end of the period based on estimated daily consumption after the meter read date to the end of the period. For retail electric sales, estimated daily consumption is derived using historical customer profiles adjusted for weather and other measurable factors affecting consumption. Calculations of unbilled revenues during certain interim periods are generally subject to more estimation variability than at year-end because of seasonal changes in demand. Accrued unbilled revenues totaled $422 million, $411 million and $441 million at December 31, 2004, 2003 and 2002, respectively.

Realized and unrealized gains and losses from transacting in energy-related contracts, principally for the purpose of hedging margins on sales of energy, are reported as a component of revenues. As discussed above under "Financial Instruments and Mark-to-Market Accounting" recognition of unrealized gains and losses involves elections, assumptions and estimates that could have a significant effect on reported revenues and earnings.

Accounting for Contingencies — The financial results of TXU Corp. may be affected by judgments and estimates related to loss contingencies. Accruals for loss contingencies are recorded when management determines that it is probable that an asset has been impaired or a liability has been incurred and that such economic loss can be reasonably estimated. Such determinations are subject to interpretations of current facts and circumstances, forecasts of future events and estimates of the financial impacts of such events.

A significant contingency that TXU Corp. accounts for is the loss associated with uncollectible trade accounts receivable. The determination of such bad debt expense is based on factors such as historical write-off experience, aging of accounts receivable balances, changes in operating practices, regulatory rulings, general economic conditions and customers' behaviors. With the opening of the Texas electricity market to competition, many historical measures used to estimate bad debts may be less reliable. The changing environment, including recent regulatory changes that allow REPs to disconnect nonpaying customers, and customer churn due to competitor actions has added a level of complexity to the estimation process. Bad debt expense totaled $90 million, $119 million and $160 million for the years ended December 31, 2004, 2003 and 2002, respectively.

In connection with the opening of the Texas market to competition, the Texas Legislature established a retail clawback provision intended to incent affiliated REPs of utilities to actively compete for customers outside their historical service territories. A retail clawback liability arises unless 40% of the electricity consumed by residential and small business customers in the affiliated REP’s historical service territory is supplied by competing REPs after the first two years of competition. This threshold was reached for small business customers in 2003, but not for residential customers. The amount of the liability is equal to the number of such customers retained by TXU Energy Holdings as of January 1, 2004, less the number of new customers from outside the historical service territory, multiplied by $90. The credit, which is funded by TXU Energy Holdings, is applied to delivery fees charged by TXU Electric Delivery to REPs, including TXU Energy Holdings, over a two-year period beginning January 1, 2004. In 2002, TXU Energy Holdings recorded a charge to cost of energy sold and delivery fees of $185 million ($120 million after-tax) to accrue an estimated retail clawback liability. In 2003, TXU Energy Holdings reduced the accrual by $12 million ($8 million after-tax), to reflect the calculation of the estimated liability applicable only to residential customers in accordance with the Settlement Plan. In 2004, TXU Energy Holdings further reduced the estimated liability by $12 million ($8 million after-tax) to reflect revised estimates of customer counts. The balance of the liability at December 31, 2004 was $82 million.

In 2002, TXU Corp.’s former telecommunications business, then an unconsolidated joint venture, recorded impairments of long-lived assets and goodwill, which increased TXU Corp.’s equity in losses of the business by $37 million. Consequently, TXU Corp. evaluated its potential obligations related to the partnership arrangement. TXU Corp. determined that it was probable, in light of the decline in value of the business, that an economic loss had occurred, and accordingly recorded a charge of $150 million (without tax benefit) in 2002, reported in other deductions.

Accounting for Income Taxes - TXU Corp.’s income tax expense and related balance sheet amounts involve significant management estimates and judgments. Amounts of deferred income tax assets and liabilities, as well as current and noncurrent accruals, involve judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, TXU Corp.’s financial condition and results of operations in future periods, as well as final review of filed tax returns by taxing authorities. TXU Corp.’s income tax returns are regularly subject to examination by applicable tax authorities. In management’s opinion, an adequate provision has been made for any future taxes that may be owed as a result of any examination. See Notes 12 and 17 to Financial Statements for discussion of income tax matters.

ERCOT Settlements - ERCOT’s responsibilities include the balancing and settlement of electricity volumes and related ancillary services among the various participants in the deregulated Texas market. ERCOT settles balancing energy with market participants through a load and resource imbalance charge or credit for any differences between actual and scheduled volumes. Ancillary services and various fees are allocated to market participants based on each participant’s load.

Initial settlement information is due from ERCOT within 17 days after the operating day, final settlement is due from ERCOT within two months and true-up settlements are due from ERCOT within six months after the operating day. All periods continue to be subject to a dispute resolution process. During 2003, the ERCOT settlement process was delayed several times to address operational data management problems among ERCOT, the transmission and distribution service providers and the REPs, which arose as a result of new processes and systems associated with the opening of the market to competition. These operational data management issues were resolved during 2004.

As a result of time lags in ERCOT settlements, TXU Energy Holdings’ operating revenues and costs of energy sold contain estimates for load and resource imbalance charges or credits with ERCOT and for ancillary services and related fees that are subject to change and may result in charges or credits impacting future reported results of operations. The amounts recorded represent the best estimate of these settlements based on available information. During 2004, TXU Energy Holdings recorded a net expense of $4 million to adjust amounts previously recorded for 2003, 2002, and 2001 ERCOT settlements. During 2003, TXU Energy Holdings recorded a net expense of $20 million to adjust amounts previously recorded for 2002 and 2001 ERCOT settlements.

Impairment of Long-Lived Assets — TXU Corp. evaluates long-lived assets for impairment whenever indications of impairment exist, in accordance with the requirement of SFAS 144. One of those indications is a current expectation that “more likely than not” a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. In this circumstance, impairment would be evaluated based on the current market price of the asset. For TXU Corp.’s baseload generation assets, another indication would be a significant drop in natural gas prices. In this circumstance, the impairment test would be based on future undiscounted cash flow associated with the asset, in accordance with SFAS 144. The determination of the existence of these and other indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets. Further, the unique nature of TXU Corp.’s property, plant and equipment, which includes a fleet of generation assets using different fuels and individual plants that have varying utilization rates, requires the use of significant judgments in determining the existence of impairment indications and grouping assets for impairment testing.

TXU Corp.’s most significant long-lived asset in terms of carrying value is its Comanche Peak nuclear generation facility. The net book value of the facility was $7.5 billion at December 31, 2004. TXU Corp. believes that the net book value of the facility significantly exceeds the estimated current market value. However, TXU Corp. estimates that future undiscounted cash flows from the facility significantly exceed net book value. Significant assumptions used in this analysis are forward price curves for natural gas and power, market heat rates (the amount of natural gas required to produce a given amount of power) and production estimates. A significant decline in forward price curves for natural gas and/or heat rates could trigger an evaluation of impairment of the facility. TXU Corp. has conservatively estimated that a sustained structural decline in natural gas prices of at least 40% would need to occur before any risk of impairment would arise, assuming market heat rates remain unchanged.

In 2002, TXU Corp. recorded an impairment charge of $237 million ($154 million after-tax), reported in other deductions, for the writedown of two generation plant construction projects as a result of weaker wholesale electricity market conditions and reduced planned developmental capital spending. Fair value was determined based on appraisals of property and equipment.

Depreciation — The depreciable lives of plant and equipment are based on management’s estimates/determinations of the assets’ economically useful lives. To the extent that the actual lives differ from these estimates there would be an impact on the amount of depreciation charged to the financial statements. As is common in the industry, TXU Corp. records depreciation expense using composite depreciation rates that reflect blended estimates of the lives of major asset components, as compared to depreciation expense calculated on an asset-by-asset-basis.

Effective January 1, 2004, the estimates of depreciable lives of lignite-fired generation facilities were extended an average of nine years to better reflect the useful lives of the assets, and depreciation rates for the Comanche Peak nuclear generating plant were decreased as a result of an increase in the estimated lives of boiler and turbine generator components of the plant by an average of five years. The net impact of these changes was a reduction in depreciation expense of $44 million ($29 million after-tax) in 2004.

Effective April 1, 2003, the estimates of the depreciable lives of the Comanche Peak nuclear generating plant and several gas generation plants were extended to better reflect the useful lives of the assets. At the same time, depreciation rates were increased on lignite and gas generation facilities to reflect investments in emissions control equipment. The net impact of these changes was a reduction in depreciation expense of an additional $12 million ($8 million after-tax) in 2004 and $37 million ($24 million after-tax) in 2003.

The Comanche Peak nuclear-powered generation units were originally estimated to have a useful life of 40 years, based on the life of the operating licenses granted by the NRC. Over the last several years, the NRC has granted 20-year extensions to the initial 40-year terms for several commercial power reactors. Based on these extensions and current expectations of industry practice, the useful life of the Comanche Peak nuclear-powered generation units is now estimated to be 60 years. TXU Energy Holdings expects to file a license extension request in accordance with timing and other provisions established by the NRC.

TXU Corp. continues to review estimates of depreciable lives and in 2005 expects to adjust composite depreciation rates related to the lignite-fired facilities, resulting in lower future depreciation expense.

Regulatory Assets and Liabilities — The financial statements of TXU Electric Delivery reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS 71. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See discussion in Note 20 to Financial Statements under “Regulatory Assets and Liabilities.”)

Approximately $1.8 billion in regulatory asset stranded costs arising prior to the 1999 Restructuring Legislation became subject to recovery through issuance of transition (securitization) bonds in accordance with the Settlement Plan with the Commission as described in Note 17 to Financial Statements. As a result of the final approval of the Settlement Plan in January 2003, TXU Corp. recorded an extraordinary loss of $134 million (net of income tax benefit of $72 million) in the fourth quarter of 2002 principally to write down this regulatory asset. The carrying value of the regulatory asset after the write down represented the projected future cash flows to be recovered from REPs through revenues as a transition charge to service the principal and estimated interest of the bonds. An extraordinary gain of $16 million (net of tax of $9 million) was recorded in 2004, representing an increase in the carrying value of TXU Electric Delivery’s regulatory asset subject to securitization, due to the issuance of the second and final tranche of the securitization bonds in June 2004. The increase in the related regulatory asset was due to the effect of higher than estimated interest rates on the bonds and therefore increased amounts to be recovered from REPs through revenues as a transition charge to service the bonds. The balance of the regulatory asset was $1.6 billion at December 31, 2004.

Retirement Plans and Other Postretirement Benefit Plans — TXU Corp. offers pension benefits through either a defined benefit pension plan or a cash balance plan and also offers certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from TXU Corp. Reported costs of providing noncontributory defined pension benefits and other postretirement benefits are dependent upon numerous factors, assumptions and estimates.

These costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to retiree plans and earnings on plan assets. TXU Corp.’s retiree plan assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods. Benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation.

In accordance with accounting rules, changes in benefit obligations associated with these factors may not be immediately recognized as costs on the income statement, but are recognized in future years over the remaining average service period of plan participants. As such, significant portions of benefit costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. TXU Corp. recorded pension costs and other postretirement benefit costs as summarized in the following table:

	2004	2003	2002
Pension costs under SFAS 87 (a)	$58	$45	$6
Other postretirement benefit costs under SFAS 106 (a)	80	100	84
Total	$138	$145	$90
________________
(a) Includes amounts capitalized as part of construction projects.

Additional data regarding pension and other postretirement benefit plans:

•
During 2004, the discount rate assumption for the pension and other postretirement benefit plans was revised as a result of remeasurements required by the Capgemini and TXU Gas transactions and changing interest rates. For the first half of 2004, the discount rate was 6.25%. The rate used for the third quarter was 6.5%, and the rate used in the fourth quarter was 6.0%. The discount rate for 2005 is expected to be 6.0%.

•
During 2004, the expected rate of return remained at 8.5% for the pension plan assets and 8.01% for the other postretirement benefit plan. The rate of return for 2005 is expected to be 8.75% for the pension plan and 8.66% for the other postretirement benefit plan.

•
The decline in other postretirement benefit costs of $20 million to $80 million in 2004 was due primarily to the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003 enacted in December 2003.

•
Pension and other postretirement benefit costs are expected to decrease $23 million to $115 million in 2005 due primarily to fewer active employees following the 2004 Capgemini and divesture transactions.

•	Funding of pension and other postretirement benefit plans is expected to decrease by $28 million to $75 million in 2005.
•	A total curtailment charge of $5 million is included in pension and other postretirement benefit costs in 2004 due to the effects of the Capgemini outsourcing and TXU Gas transactions.

Sensitivity of total pension and other postretirement benefit costs to changes in key assumptions:

Assumption	Increase/(Decrease) in Costs
Discount rate - 1% increase	$(24)
Discount rate - 1% decrease	$36
Expected return on assets - 1% increase	$(14)
Expected return on assets - 1% decrease	$14

See Note 14 to Financial Statements for additional information on pension and other postretirement benefit plans.

Stock-based compensation - TXU Corp. grants awards of restricted stock and performance units paid in stock under its Long Term Incentive Compensation Plan (LTIP). The awards ultimately distributed are based on the performance of TXU Corp. stock versus peer company stock performance over a future period (generally three years) and the number of shares ultimately awarded varies depending upon that relative performance. TXU Corp. early adopted SFAS 123R in the fourth quarter of 2004, which provides for the recognition of expense related to LTIP awards based on the grant-date fair value of those awards. Under the previous accounting rule (APB 25), expense recognition was based on the current estimate of shares expected to be awarded and the current market value of shares; consequently, recorded LTIP expense was subject to significant volatility. LTIP expense recorded in 2004 under SFAS 123R and reported in SG&A expenses totaled $56 million. See Note 12 to Financial Statements for additional information.

The determination of fair value of LTIP awards at grant date is based on valuation techniques involving a number of assumptions. The more significant assumptions and the related sensitivities are as follows:

	Range			Increase/(Decrease) in LTIP expense
Assumption	Low	Base	High	Low	High
Expected number of shares distributable per award	.7 shares	.8 shares	.9 shares	$2	$(3)
Discount for risk during vesting period	13%	15%	17%	$1	$(1)
Discount for liquidation restrictions	24%	30%	36%	$5	$(5)

RESULTS OF OPERATIONS

The results of operations and the related management’s discussion of those results for all periods presented reflect the discontinuance of certain operations (see Note 4 to Financial Statements regarding discontinued operations).

Accounting Changes ─ TXU Corp. grants awards of restricted stock and performance units payable in stock to management employees. During 2004, TXU Corp. reviewed a number of alternatives with respect to its management incentive compensation programs, including potential changes to levels and criteria of awards under the stock-based program. The review is ongoing and changes are likely for the 2005 awards. In December 2004, the FASB issued SFAS 123R, which addresses accounting for stock-based compensation. TXU Corp. elected to early adopt this new standard because its application better reflects the underlying economic cost of the awards. TXU Corp. adopted the standard effective with results for the fourth quarter of 2004 in accordance with the “modified retrospective” transition rules of the standard. The adoption resulted in the recognition of a cumulative effect of change in accounting principle of a $10 million after-tax credit. See Note 12 to Financial Statements for additional discussion. Assuming TXU Corp. had taken no other actions to reduce the expense for the 2004 year, TXU Corp. would have recorded an additional $102 million ($66 million after-tax) of expense under the previous accounting rules (APB 25) as compared to the expense under SFAS 123R.

In October 2002, the EITF, through EITF 02-3, rescinded EITF 98-10, which required mark-to-market accounting for all trading activities. Pursuant to this rescission, only financial instruments that are derivatives under SFAS 133 are subject to mark-to-market accounting. Effective January 1, 2003, non-derivative energy contracts were required to be accounted for on a settlement basis. SFAS 143, regarding asset retirement obligations, became effective on January 1, 2003. As a result of the implementation of these two accounting standards, in 2003 TXU Corp. recorded a cumulative effect of changes in accounting principles of a net $58 million after-tax charge. See Note 3 to Financial Statements for additional discussion.

Also see Note 2 to Financial Statements for discussion of other changes in accounting standards.

TXU Corp. Consolidated

2004 compared to 2003

Reference is made to comparisons of results by business segment following the discussion of consolidated results. The business segment comparisons provide additional detail and quantification of items affecting financial results.

TXU Corp.’s operating revenues increased $708 million, or 8%, to $9.3 billion in 2004. Operating revenues in the TXU Energy Holdings segment rose $509 million, or 6%, to $8.5 billion reflecting higher retail and wholesale pricing, partially offset by the effect of a mix shift to lower-price wholesale sales. Retail volumes declined 12% due to competitive activity and milder weather primarily in the summer. Operating revenues in the TXU Electric Delivery segment increased $139 million, or 7%, to $2.2 billion reflecting $87 million in transition charges associated with securitization bonds issued in August 2003 and June 2004 as well as higher transmission and distribution fees (tariffs). Consolidated revenue growth also reflected a $60 million reduction in the intercompany sales elimination, primarily reflecting lower sales by TXU Electric Delivery to TXU Energy Holdings as sales to nonaffiliated REPs increased.

Gross Margin

	Year Ended December 31,
	2004	% of Revenue	2003	% of Revenue

Operating revenues	$9,308	100%	$8,600	100%
Costs and expenses:
Cost of energy sold, including delivery fees	3,847	41%	3,640	42%
Operating costs	1,429	15%	1,389	16%
Depreciation and amortization	709	8%	654	8%
Gross margin	$3,323	36%	$2,917	34%

Gross margin is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the variable and fixed costs of energy sold, whether generated or purchased, as well as the variable and fixed costs to deliver energy.

Gross margin increased $406 million, or 14%, to $3.3 billion in 2004. The TXU Energy Holdings segment’s gross margin increased $383 million, or 21%, to $2.2 billion. Higher gross margin reflected initiatives taken to respond to higher natural gas prices, including retail pricing actions and more cost effective sourcing of power. The gross margin increase reflected higher retail and wholesale prices partially offset by the effect of lower retail volumes and lower results from hedging and risk management activities. The average cost per MWh of power produced and purchased was about even with 2003 as higher purchased power costs due to rising natural gas prices were largely offset by lower cost of power produced due to reduced utilization of high heat rate gas-fired generation and higher lignite and nuclear facility output. The TXU Electric Delivery segment’s gross margin increased $17 million, or 2%, to $1.1 billion reflecting an increase in transmission-related tariffs, partially offset by the effect of milder weather primarily in the summer and an increase in operating costs.

Operating costs increased $40 million, or 3%, to $1.4 billion in 2004, driven by $25 million in incremental costs primarily associated with a planned outage for refueling at the nuclear generation facility and a $12 million increase in third-party transmission costs.

Depreciation and amortization (including amounts shown in the gross margin table above) rose $36 million, or 5%, to $760 million in 2004. This increase reflected $87 million in higher regulatory asset amortization arising from issuances of TXU Electric Delivery securitization bonds in August 2003 and June 2004, normal additions and replacements of equipment and the effect of higher asset retirement obligations due to new mining activity. These increases were partially offset by a $56 million impact of lower depreciation related to TXU Energy Holdings’ generation fleet, due primarily to extensions of estimated depreciable lives to better reflect useful lives (see Note 2 to Financial Statements) and a decrease in amortization due to a reduction in the carrying values of software assets in connection with the Capgemini outsourcing transaction.

SG&A expense increased $184 million, or 20%, to $1.1 billion in 2004. The increase reflected $112 million in higher incentive compensation expense due to the improved performance of the business and achievement of certain targets related to trading activities, $54 million in consulting and professional fees incurred in the formulation and execution of strategic initiatives and $52 million in compensation expense under Mr. Wilder’s employment agreement, due largely to the increase in TXU Corp.’s stock price, partially offset by $29 million in lower bad debt expense and $4 million in reduced marketing expenses.

Other income increased $90 million to $148 million in 2004. Other income in 2004 included the remaining $58 million of previously deferred gain on the 2002 sale of two generation plants recognized as the result of the termination late in the fourth quarter of 2004 of an existing power purchase and tolling agreement discussed above under “Business Restructuring and Other Actions”, a $19 million gain on sale of undeveloped land and $16 million of amortization of a gain on the June 2004 sale of TXU Fuel. Other income in both 2004 and 2003 included $30 million in amortization of the gain on the 2002 sale of two generation plants. The 2003 period also included a $9 million gain on the sale of contracts related to retail gas activities outside of Texas.

Other deductions totaled $1.172 billion in 2004 and $42 million in 2003. The 2004 amount reflected the initiatives discussed above under “Business Restructuring and Other Actions” and included $416 million in debt extinguishment losses, $180 million in lease-related charges primarily related to generation and mining assets taken, or to be taken, out of service, $132 million in employee severance charges, $109 million in software write-offs, $101 million in termination costs for an existing power purchase and tolling agreement, $84 million in accruals for the resolution of outstanding litigation, and $79 million in spare parts inventory writedowns. The 2003 period includes $17 million of equity losses of Pinnacle prior to its consolidation in March 2003 and several individually insignificant items.

Interest expense and related charges decreased $89 million, or 11%, to $695 million in 2004, primarily reflecting an $82 million decrease due to lower average interest rates and a $7 million decrease due to lower average borrowings.

The effective income tax rate on income from continuing operations before extraordinary gain and cumulative effect of changes in accounting principles was 34.1% in 2004 and 30.8% in 2003. The increase was driven by several factors, including the non-deductibility of certain executive compensation and the limited deductibility of expenses recorded in connection with the repurchase of convertible and equity-linked debt securities, partially offset by the $75 million tax benefit arising from the recognition of tax benefits related to the 2002 write-off of the investment in TXU Europe and the ongoing benefits of lignite depletion and investment tax credit amortization on a lower income base.

Income from continuing operations before extraordinary gain and cumulative effect of changes in accounting principles (an after-tax measure) decreased $485 million to $81 million in 2004. This performance reflected a decrease of $89 million in the TXU Energy Holdings segment. Results in the TXU Energy Holdings segment reflected several unusual charges reported in other deductions and discussed above, partially offset by higher gross margin. Earnings in the TXU Electric Delivery segment declined $3 million reflecting $13 million after-tax of severance costs and $14 million after-tax for a rate case settlement, partially offset by higher transmission-related revenues. Corporate and other expenses increased $393 million, primarily reflecting (all amounts after-tax):

• debt extinguishment losses of $382 million
• litigation accrual of $56 million
• nonrecurring executive compensation expenses of $52 million
• consulting fees of $35 million
• other items totaling $25 million (primarily stock-based compensation and severance costs)

partially offset by:

• recognition of a $75 million tax benefit associated with TXU Europe as a result of a capital gain generated by the sale of TXU Fuel
• the effect of $11 million in equity losses in 2003 related to the telecommunications business, then a joint venture, and
• lower net external and affiliate interest expense (net of interest income) of $64 million due to financing-related activity, including interest income of $29 million on TXU Energy Holdings’ exchangeable preferred membership interests acquired by TXU Corp.

Net pension and postretirement benefit costs reduced income from continuing operations by $67 million after-tax in 2004 and $69 million after-tax in 2003.

Income from discontinued operations (an after-tax measure) totaled $378 million in 2004 and $74 million in 2003 and included the following:
• Income from the TXU Australia business, which was sold in July 2004, totaled $177 million in 2004 and $121 million in 2003. TXU Australia’s results in 2004 included an after-tax gain on sale of $241 million and a deferred tax charge of $112 million to recognize a deferred tax liability for the excess of TXU Corp.’s carrying value of the TXU Australia investment over the related tax basis.
• Results of the TXU Gas business totaled a loss of $282 million in 2004 and income of $54 million in 2003. TXU Gas’ results in 2004 included charges related to the sale of the business of $193 million after-tax. Results in 2004 included a loss of $99 million after-tax related to regulatory disallowances arising from a system-wide distribution rate case ruling, an income tax charge of $17 million due to an IRS ruling related to a prior year disputed deduction.
• In January of 2005, TXU Corp. executed a comprehensive agreement resolving potential claims relating to TXU Europe. Results from discontinued operations in 2004 include an after-tax charge of $143 million for an expected payment of that amount under the terms of the agreement. A substantial portion of the payment may be recovered from insurance carriers. The agreement is contingent upon creditor approval and the receipt of formal releases.
• Discontinued operations results in 2004 also reflected the recognition of $680 million in tax benefits associated with the 2002 write-off of the investment in TXU Europe. The tax benefit was based on a preliminary notice received from the IRS in June 2004 and primarily reflected the utilization of the worthlessness deduction against capital gains arising from the TXU Gas transaction and the sales of TXU Australia and TXU Communications as well as transactions completed in prior years.
• Finally, discontinued operations results in 2004 included a $17 million after-tax impairment charge arising from a June 2004 decision to sell the Pedricktown, New Jersey generation facility and discontinue related operations, and a $6 million after-tax charge to settle a contract dispute related to the strategic retail services business discontinued in 2003.

Additional discussion of the above items and a detailed analysis of discontinued operations results are presented in Note 4 to Financial Statements.

An extraordinary gain of $16 million (net of tax of $9 million) in 2004 represents an increase in the carrying value of TXU Electric Delivery’s regulatory asset subject to securitization. The second and final tranche of the securitization bonds was issued in June 2004. The increase in the related regulatory asset is due to the effect of higher interest rates than previously estimated on the bonds and therefore increased amounts to be recovered from REPs through revenues as a transition charge to service the bonds.

Cumulative effect of changes in accounting principles, representing after-tax income of $10 million in 2004 and an after-tax charge of $58 million in 2003, reflect the adoption of SFAS 123R in 2004 and the impact on commodity contract mark-to-market accounting from rescission of EITF 98-10 and the recording of asset retirement obligations under SFAS 143 in 2003. (See Note 3 to Financial Statements.)

Diluted results per share of common stock were a net loss of $1.29 in 2004 compared to net income of $1.62 in 2003. Basic average common shares outstanding decreased by 7% to 300 million shares reflecting the repurchase of 20 million shares in an accelerated repurchase plan in June 2004 and the repurchase of 52.5 million shares in an accelerated repurchase plan in November 2004. Diluted average common shares decreased by 21% to 300 million shares reflecting the accelerated repurchase plan transactions mentioned above and the exclusion of the dilutive impacts of 57 million shares issuable under the exchangeable preferred membership interests. For 2004, results per diluted share of common stock equaled results per basic share because of antidilution accounting rules. Results in 2004 were unfavorably impacted by a $2.83 per share effect from TXU Corp.’s repurchase of TXU Energy Holdings’ exchangeable preferred membership interests in April 2004. The amounts paid in excess of the carrying value of these instruments, net of an associated income tax benefit, totaled $849 million. This premium was charged to additional paid-in capital and treated in a manner similar to preference share dividends in computing earnings per share.

TXU Corp. Consolidated

2003 compared to 2002

TXU Corp.’s operating revenues increased $506 million, or 6%, to $8.6 billion in 2003. Revenues in the TXU Electric Delivery segment rose by $93 million, or 5%, to $2.1 billion driven by increased electricity transmission and distribution tariffs and higher transition charges related to the issuance of securitization bonds. Operating revenues rose $308 million, or 4%, to $8.0 billion in the TXU Energy Holdings segment reflecting higher retail and wholesale pricing, partially offset by the effect of a mix shift to lower-price wholesale sales and lower sales volumes. Consolidated revenue growth also reflected a $105 million reduction in the intercompany sales elimination, primarily reflecting lower sales by TXU Electric Delivery to TXU Energy Holdings as sales to nonaffiliated REPs increased.

Gross Margin

	Year Ended December 31,
	2003	% of Revenue	2002	% of Revenue

Operating revenues	$8,600	100%	$8,094	100%
Costs and expenses:
Cost of energy sold and delivery fees	3,640	42%	3,199	39%
Operating costs	1,389	16%	1,354	17%
Depreciation and amortization	654	8%	663	8%
Gross margin	$2,917	34%	$2,878	36%

The depreciation and amortization expense included in gross margin excludes $70 million of such expense for each of the years ended December 31, 2003 and 2002 related to assets that are not directly used in the generation and delivery of energy.

Gross margin increased $39 million, or 1%, to $2.9 billion in 2003. The TXU Electric Delivery segment’s gross margin increased $29 million, or 3%, to $1.1 billion reflecting higher electricity delivery rates. The TXU Energy Holdings segment’s gross margin increased $15 million, or 1%, to $1.8 billion. The gross margin comparison was favorably impacted by $197 million due to regulatory-related retail clawback accrual adjustments (a $185 million charge in 2002 and a $12 million credit in 2003). The balance of the TXU Energy Holdings segment’s gross margin change reflected a 12% decline in retail sales volumes, partially offset by lower depreciation expense as described immediately below.

Depreciation and amortization (including amounts shown in the gross margin table above) decreased $9 million, or 1%, to $724 million in 2003, reflecting a $37 million impact of lower depreciation related to TXU Energy Holdings’ generation fleet due primarily to an extension of the estimated depreciable life of the nuclear generation facility to better reflect its useful life, largely off set by investments in delivery facilities to support growth and normal replacements of equipment and the start of amortization of regulatory assets associated with securitization bonds issued in 2003.

SG&A expense decreased $139 million, or 13%, to $907 million in 2003. This decrease was driven by the TXU Energy Holdings segment and reflected lower staffing and related administrative expenses arising from cost reduction and productivity enhancing initiatives and a focus on activities in the Texas market.

Franchise and revenue-based taxes decreased $38 million, or 9%, to $390 million in 2003, due primarily to lower retail revenues on which gross receipts taxes are based.

Other income increased $17 million to $58 million in 2003. Net gains on sales of businesses and properties totaled $46 million in 2003 and $32 million in 2002. See Note 20 to Financial Statements under Other Income and Deductions for additional detail.

Other deductions decreased $491 million to $42 million in 2003. The 2002 period includes a $237 million ($154 million after-tax) writedown of an investment in generation plant construction projects and $187 million ($174 million after-tax) in charges related to the telecommunications business, then an unconsolidated joint venture (Pinnacle). The charges related to Pinnacle include $37 million ($24 million after-tax) for TXU Corp.’s share of the joint venture’s impairments of long-lived assets and goodwill and a $150 million charge (without tax benefit) to record TXU Corp.’s obligations under the partnership agreement arising from the decline in value of the business. Ongoing equity losses (excluding impairment charges in 2002) related to Pinnacle, also reported in other deductions, were $17 million in 2003 and $67 million in 2002. The decline primarily reflected the consolidation of the business effective March 2003. (See Notes 4 and 20 to Financial Statements.) Other deductions in 2002 included $27 million ($18 million after-tax) in losses on retirement of debt. See Note 20 to Financial Statements under Other Income and Deductions for additional detail.

Interest income rose $3 million, or 9%, to $36 million in 2003. The increase primarily reflected interest income on higher cash balances due to actions taken in late 2002 to ensure ample liquidity, as well as interest received on restricted cash balances held as collateral for a credit facility.

Interest expense and related charges increased $91 million, or 13%, to $784 million in 2003, reflecting an $81 million increase due to higher average interest rates resulting in part from the replacement of short-term borrowings with higher rate long-term debt, a $4 million increase due to higher average borrowings and a $8 million increase due to the full-year effect of the amortization of the discount on the TXU Energy Holdings exchangeable subordinated notes issued in 2002. (The notes were subsequently exchanged by TXU Energy Holdings for exchangeable preferred membership interests.)

The effective income tax rate on income from continuing operations before extraordinary loss and cumulative effect of changes in accounting principles was 30.8% in 2003 and 42.3% in 2002. The decrease reflected the absence of tax benefit on a portion of the 2002 charge related to the Pinnacle joint venture, partially offset by the effect of comparable tax benefit amounts of depletion allowances and amortization of investment tax credits on a higher income base in 2003. (See Note 13 to Financial Statements for an analysis of the effective tax rate.)

Income from continuing operations before extraordinary loss and cumulative effect of changes in accounting principles (an after-tax measure) increased $461 million to $566 million in 2003. This performance reflected an increase of $175 million, or 54%, to $497 million in the TXU Energy Holdings segment, reflecting impairment charges in 2002 related to generation plant construction projects ($154 million) and accrual of the retail clawback credit ($120 million). Lower gross margin and higher interest expense was partially offset by reduced SG&A expenses. Earnings in the TXU Electric Delivery segment increased $13 million, or 5%, to $258 million driven by higher revenues, partially offset by higher operating expenses and interest expense. Corporate and other expenses declined $282 million, reflecting a charge in 2002 of $174 million related to the Pinnacle joint venture and $50 million in lower ongoing equity losses related to Pinnacle; the balance of the decrease reflected lower interest expense on lower debt levels and the effect of an $18 million loss on retirement of debt in 2002. Net pension and postretirement benefit costs reduced income from continuing operations by $69 million in 2003 and $42 million in 2002.

Results from discontinued operations totaled income of $74 million in 2003, primarily reflecting operating results of the TXU Australia, TXU Gas, telecommunications and strategic retail services businesses, and a loss of $4.2 billion in 2002, primarily reflecting the write-off of the investment in the TXU Europe business. (See Note 4 to Financial Statements.)

An extraordinary loss of $134 million (net of income tax benefit of $72 million) in 2002 principally represents the writedown of the regulatory assets subject to recovery through the issuance of securitization bonds. (See Note 5 to Financial Statements.)

A cumulative effect of changes in accounting principles, representing an after-tax charge of $58 million in 2003, reflects the impact on commodity contract mark-to-market accounting from rescission of EITF 98-10 and the recording of asset retirement obligations under SFAS 143. (See Note 3 to Financial Statements.)

Diluted earnings per share available to common shareholders from continuing operations before extraordinary loss and cumulative effect of changes in accounting principles increased $1.26 to $1.63 per share in 2003. Basic average common shares outstanding increased 16% to 322 million reflecting new issuances of 35 million shares in December 2002 and 11.8 million shares in June 2002. An additional 8.4 million shares were issued in August 2002 related to equity-linked debt securities originally issued in 1998. A total of 57 million dilutive shares relate to the $750 million exchangeable preferred membership interests originally issued as subordinated notes in November 2002. For the diluted earnings per share calculation, $53 million in after-tax distributions and discount amortization related to these securities is added back to net income.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the years ended December 31, 2004, 2003 and 2002. The net changes in these assets and liabilities, excluding “cumulative effect of change in accounting principle” and “other activity” as described below, represent the net effect of recording unrealized gains/(losses) under mark-to-market accounting for positions in the commodity contract portfolio. These positions consist largely of economic hedge transactions, with speculative trading representing a small fraction of the activity.

	2004	2003	2002

Balance of net commodity contract assets at beginning of year	$108	$316	$371

Cumulative effect of change in accounting principle (1)	─	(75)	─

Settlements of positions included in the opening balance (2)	(59)	(145)	(225)

Unrealized mark-to-market valuations of positions held at end of period (3)	(31)	9	153

Other activity (4)	5	3	17

Balance of net commodity contract assets at end of year	$23	$108	$316

__________________________

(1)	Represents a portion of the pre-tax cumulative effect of the rescission of EITF 98-10 (see Note 3 to Financial Statements).
(2)	Represents unrealized mark-to-market valuations of these positions recognized in earnings as of the beginning of the period.
(3)	There were no significant changes in fair value attributable to changes in valuation techniques. Includes $14 million in origination gains recognized in 2002 related to nonderivative wholesale contracts.
(4)	Includes initial values of positions involving the receipt or payment of cash or other consideration, such as option premiums, the amortization of such values and reflects the exit of certain retail gas activities in 2003. Also reflects $71 million of contract-related liabilities to Enron Corporation reclassified to other current liabilities in 2002. These activities have no effect on unrealized mark-to-market valuations.

The decline in net commodity contract assets over the last three years reflects an accounting rule change issued in 2003 that limited mark-to-market accounting to agreements that met the definition of a derivative. Certain energy contracts previously marked-to-market were not derivatives (see Note 3 to Financial Statements). The decline also reflected reduced trading activities following the sale of retail gas operations outside of Texas in 2003 and the appropriate use of normal and cash flow hedge designations in the remaining contract portfolio.

In addition to the net effect of recording unrealized mark-to-market gains and losses that are reflected in changes in commodity contract assets and liabilities, similar effects arise in the recording of unrealized ineffectiveness mark-to-market gains and losses associated with commodity-related cash flow hedges. These effects are reflected in the balance sheet as changes in cash flow hedge and other derivative assets and liabilities. The total net effect of recording unrealized gains and losses under mark-to-market accounting is summarized as follows (excludes cumulative effect of change in accounting principle):

	2004	2003	2002

Unrealized gains/(losses) in mark-to-market commodity contract portfolio	$(90)	$(136)	$(72)

Ineffectiveness gains/(losses) related to cash flow hedges	(19)	36	(41)

Total unrealized gains/(losses) associated with energy-related
commodity contracts	$(109)	$(100)	$(113)

These amounts are included in the “hedging and risk management activities” component of revenues as presented in the TXU Energy Holdings segment data.

As a result of guidance provided in EITF 02-3, TXU Corp. has not recognized origination gains on energy contracts in 2003 or 2004. TXU Corp. recognized origination gains on retail sales contracts of $40 million in 2002. Because of the short-term nature of these contracts, a portion of these gains would have been recognized on a settlement basis in the year the origination gain was recorded.

Maturity Table — Of the net commodity contract asset balance above at December 31, 2004, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years’ earnings is $31 million. The offsetting net liability of $8 million included in the December 31, 2004 balance sheet is comprised principally of amounts representing current and prior years’ net receipts of cash or other consideration, including option premiums, associated with contract positions, net of any amortization. The following table presents the unrealized mark-to-market balance at December 31, 2004, scheduled by contractual settlement dates of the underlying positions.

	Maturity dates of unrealized net mark-to-market balances at December 31, 2004
Source of fair value	Maturity less than 1 year	Maturity of 1-3 years		Maturity of 4-5 years		Maturity in Excess of 5 years		Total
Prices actively quoted	$59	$	─	$	─	$	─	$59
Prices provided by other
external sources	─		(38)		8		(3)	(33)
Prices based on models	5		─		─		─	5
Total	$64		$(38)		$8		$(3)	$31
Percentage of total fair value	207%		(123)%		26%		(10)%	100%

As the above table indicates, 84% of the unrealized mark-to-market valuations at December 31, 2004 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The “prices actively quoted” category reflects only exchange traded contracts with active quotes available. The “prices provided by other external sources” category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power and natural gas generally extend through 2005 and 2010, respectively. The “prices based on models” category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

TXU Energy Holdings

Financial Results

	Year Ended December 31,
	2004	2003	2002

Operating revenues	$8,495	$7,986	$7,678

Costs and expenses:

Cost of energy sold and delivery fees	5,265	5,117	4,771

Operating costs	704	685	698

Depreciation and amortization	350	407	450

Selling, general and administrative expenses	667	636	774

Franchise and revenue-based taxes	117	124	120

Other income	(110)	(48)	(33)

Other deductions	610	22	254

Interest income	(31)	(8)	(10)

Interest expense and other charges	353	323	215

Total costs and expenses	7,925	7,258	7,239

Income from continuing operations before income taxes and
cumulative effect of changes in accounting principles	570	728	439

Income tax expense	162	231	117

Income from continuing operations before cumulative effect
of changes in accounting principles	$408	$497	$322

TXU Energy Holdings

Sales Volume and Customer Count Data
	Year Ended December 31,
	2004	2003	2002

Sales volumes:

Retail electricity sales volumes (GWh):
Historical service territory (a):
Residential	30,897	34,082	36,967
Small business (b)	10,476	12,673	15,480
Total historical service territory	41,373	46,755	52,447
Other territories (a):
Residential	3,089	1,899	725
Small business (b)	363	313	427
Total other territories	3,452	2,212	1,152
Large business and other customers	25,466	30,955	36,982
Total retail electricity	70,291	79,922	90,581
Wholesale electricity sales volumes	48,309	36,809	29,353
Total retail and wholesale electricity sales volumes	118,600	116,731	119,934

Average volume (kWh) per retail customer (c):

Residential	15,619	15,959	16,272
Small business	34,095	39,728	47,235
Large business and other customers	351,542	421,203	450,674

Weather (service territory average) - percent of normal (d):
Percent of normal:
Cooling degree days	89.9%	95.7%	99.8%
Heating degree days	89.2%	98.1%	102.0%

Customer counts:

Retail electricity customers (end of period and in thousands) (e):
Historical service territory (a):
Residential	1,951	2,059	2,204
Small business (b)	309	316	328
Total historical service territory	2,260	2,375	2,532

Other territories (a):
Residential	194	148	98
Small business (b)	6	5	5
Total other territories	200	153	103

Large business and other customers	76	69	78
Total retail electricity customers	2,536	2,597	2,713

(a)	Historical service and other territory data for 2003 and 2002 are best estimates.
(b)	Customers with demand of less than 1 MW annually.
(c)	Calculated using average number of customers for period.
(d)
Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

(e)	Based on number of meters.

TXU Energy Holdings

Revenue and Market Share Data
	Year Ended December 31,
	2004	2003	2002

Operating revenues (millions of dollars):

Retail electricity revenues:
Historical service territory (a):
Residential	$3,164	$3,152	$3,044
Small business (b)	1,103	1,213	1,312
Total historical service territory	4,267	4,365	4,356

Other territories (a):
Residential	298	159	64
Small business (b)	34	25	18
Total other territories	332	184	82

Large business and other customers	1,771	1,935	2,085
Total retail electricity revenues	6,370	6,484	6,523
Wholesale electricity revenues	1,886	1,258	841
Hedging and risk management activities	(103)	30	147
Other revenues	342	214	167
Total operating revenues	$8,495	$7,986	$7,678

Hedging and risk management activities:

Net unrealized mark-to-market losses	$(109)	$(100)	$(113)
Realized gains	6	130	260
Total	$(103)	$30	$147

Average revenues per MWh:

Residential	$101.88	$92.02	$82.44
Small business	$104.87	$95.38	$81.75
Large business and other customers	$69.54	$62.51	$56.93

Estimated share of ERCOT retail markets (c):

Historical service territory (a):
Residential (d)	81%	86%	95%
Small business (d)	78%	82%	89%
Total ERCOT:
Residential	44%	46%	49%
Small business	31%	32%	35%
Large business and other customers	33%	37%	43%

__________________________
(a) Historical service and other territory data for 2003 and 2002 are best estimates.
(b) Customers with demand of less than 1 MW annually.
(c) Based on number of meters, except large business which is based upon annualized consumption.
(d) Estimated market share is based on the number of customers that have choice.

TXU Energy Holdings

Cost of Energy Sold Data
	Year Ended December 31,
	2004	2003	2002

Fuel and purchased power costs (cost of energy sold) per MWh:

Nuclear generation	$4.31	$4.49	$4.61
Lignite/coal generation	$12.96	$12.53	$12.65
Gas/oil generation and purchased power	$47.95	$46.12	$34.06
Average total electricity supply	$29.02	$28.73	$23.61

Delivery fees per MWh	$21.75	$18.93	$19.45

Production and purchased power volumes (GWh):

Nuclear (baseload)	18,979	17,717	16,557
Lignite/coal (baseload)	42,339	41,311	38,181
Gas/oil	4,726	13,250	19,572
Purchased power	56,007	49,915	50,546
Total energy supply	122,051	122,193	124,856
Less line loss and other	3,451	5,462	4,922
Net energy supply volumes	118,600	116,731	119,934

Baseload capacity factors (%):

Nuclear	94.3%	88.1%	82.2%
Lignite/coal	86.2%	84.7%	78.0%

TXU Energy Holdings

2004 compared to 2003

Operating revenues increased $509 million, or 6%, to $8.5 billion in 2004. Retail electricity revenues decreased $114 million, or 2%, to $6.4 billion. This decline reflected a $781 million decrease attributable to a 12% drop in sales volumes, driven by the effect of competitive activity and milder weather primarily in the summer, partially offset by a $667 million increase due to higher average pricing. Lower business market volumes also reflected a strategy to target higher margin customer segments. Higher pricing reflected increased price-to-beat rates, reflecting regulatory-approved fuel factor increases and higher pricing in the competitive business market, both resulting from higher natural gas prices. Retail electricity customer counts at December 31, 2004 declined 2.3% from December 31, 2003. Wholesale electricity revenues grew $628 million, or 50%, to $1.9 billion reflecting a $393 million increase attributable to a 31% rise in sales volumes and a $235 million increase due to the effect of increased natural gas prices on wholesale prices. Higher wholesale electricity sales volumes reflected, principally during the first half of the year, the establishment of the new northeast zone in ERCOT. Because TXU Energy Holdings has a generation plant and a relatively small retail customer base in the new zone, wholesale sales volumes increased, and wholesale power purchases also increased to meet retail sales demand in other zones and minimize congestion costs. Completion of transmission projects later in the year reduced congestion costs, resulting in normalized sales and purchase volumes. The increase in wholesale sales volumes also reflected a partial shift in TXU Energy Holdings’ customer base from retail to wholesale services, particularly in the business market.

Net results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $133 million from a net gain of $30 million in 2003 to a net loss of $103 million in 2004. Results from these activities included the net effect of recording unrealized gains and losses under mark-to-market accounting, versus settlement accounting, of $109 million in net losses in 2004 and $100 million in net losses in 2003. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. The decline included $22 million in mark-to-market losses associated with required 2004 capacity auctions, $19 million in increased reserves, primarily reflecting the release in 2003 of liquidity reserves related to retail contracts settled and $26 million of increased cash flow accounting hedge ineffectiveness. The comparison also reflected $34 million of gas storage and retail gas business margin in 2003, primarily related to businesses sold in late 2003, and $18 million due to a favorable settlement with a counterparty in 2003. The majority of TXU Energy Holdings’ natural gas physical sales and purchases are in the wholesale markets and essentially represent hedging activities. These activities are accounted for on a net basis with the exception of retail sales to business customers, which effective October 1, 2003 are reported gross in accordance with new accounting rules and totaled $126 million in revenues for the first nine months of 2004. The increase in other revenues of $128 million to $342 million in 2004 was primarily driven by this change.

Gross Margin
	Year Ended
	December 31,
	2004	% of Revenue	2003	% of Revenue

Operating revenues	$8,495	100%	$7,986	100%
Costs and expenses:
Cost of energy sold and delivery fees	5,265	62%	5,117	64%
Operating costs	704	8%	685	8%
Depreciation and amortization	327	4%	368	5%
Gross margin	$2,199	26%	$1,816	23%

Gross margin increased $383 million, or 21%, to $2.2 billion in 2004. Higher gross margin reflected initiatives taken to respond to higher natural gas prices, including retail pricing actions and more cost effective sourcing of power. The gross margin increase reflected higher retail and wholesale prices partially offset by the effect of lower retail volumes, lower results from hedging and risk management activities and increased delivery fees. The average cost per MWh of power produced and purchased was about even with 2003, as higher purchased power costs due to rising natural gas prices were largely offset by lower cost of power produced due to reduced utilization of high heat rate gas-fired generation and higher lignite and nuclear facility output. Delivery fees increased on a per MWh basis due to a lower retail clawback credit applied to delivery fees in 2004 compared to the excess mitigation credit applied in 2003, as well as increased transition charges related to the issuance of regulatory asset securitization bonds by TXU Electric Delivery.

Operating costs increased $19 million, or 3%, to $704 million in 2004. The increase reflected $30 million in incremental testing, inspection and component repair costs associated with the planned outage for refueling at the nuclear facility and planned lignite/coal plant outages, $11 million in higher incentive compensation expense, an increase of $4 million in ad valorem taxes due to higher gas prices and a $4 million increase in property insurance premiums. Operating costs reflected a decline of $16 million related to customer care support services previously provided to TXU Gas (largely offset by lower related revenues), and $14 million due to the absence of the gas transportation subsidiary sold in June 2004 (largely offset by higher costs of energy sold related to gas-fired production).

Depreciation and amortization (including amounts shown in the gross margin table above) decreased $57 million, or 14%, to $350 million. The decrease was driven by extensions of estimated average depreciable lives of lignite and nuclear generation facilities’ assets to better reflect their useful lives, partially offset by the effect of mining activity and the related asset retirement obligation and the effect of the transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini transaction. Depreciation and amortization included in gross margin represents depreciation of assets directly used in the generation of electricity.

SG&A expenses increased by $31 million, or 5%, to $667 million reflecting $72 million in higher incentive compensation expense due to improved performance of the business and achievement of certain targets related to trading activities, partially offset by $24 million in lower bad debt expense reflecting stricter disconnect policies, more focused collection activities, targeted customer marketing and lower accounts receivable balances, $8 million from various cost reduction initiatives and $4 million in reduced marketing costs outside the historical service territory.

Other income increased by $62 million to $110 million in 2004. Other income in 2004 included $58 million of the remaining unamortized gain on the 2002 sale of two generation plants recognized as a result of the termination of an existing power purchase and tolling agreement discussed above under “Business Restructuring and Other Actions” and a $19 million gain on the sale of undeveloped land. Other income in both 2004 and 2003 reflected $30 million in amortization of the gain on the 2002 sale of two generation plants. The 2003 period also included a $9 million gain on the sale of contracts related to retail gas activities outside of Texas.

Other deductions increased $588 million to $610 million in 2004. Other deductions in 2004 consist largely of $180 million in lease-related charges primarily related to generation and mining assets taken, or to be taken, out of service, $107 million in software write-offs, $107 million for employee severance, $101 million in termination costs for an existing power purchase and tolling agreement and $79 million for spare parts inventory writedowns, all discussed above under “Business Restructuring and Other Actions.”

Interest income increased by $23 million to $31 million in 2004 primarily due to higher average advances to affiliates.

Interest expense and related charges increased by $30 million, or 9%, to $353 million in 2004. The increase reflected $40 million due to higher average debt levels and $12 million representing higher interest reimbursement to TXU Electric Delivery for carrying costs related to securitized regulatory assets, partially offset by $21 million due to lower average interest rates.

The effective income tax rate decreased to 28.4% in 2004 from 31.7% in 2003 driven by the effects of ongoing tax benefits of depletion allowances and amortization of investment tax credits on a lower income base in 2004.

Income from continuing operations before cumulative effect of changes in accounting principles decreased $89 million to $408 million in 2004, reflecting the net restructuring related charges reported in other deductions and other income and higher SG&A expenses, partially offset by the higher gross margin. Net pension and postretirement benefit costs reduced net income by $36 million in both 2004 and 2003.

TXU Energy Holdings

2003 compared to 2002

Effective with reporting for 2003, results for the TXU Energy Holdings segment exclude expenses incurred by the US Holdings parent company in order to present the segment on the same basis as the results of the business are evaluated by management. Prior year amounts are presented on this revised basis.

Operating revenues increased $308 million, or 4%, to $8.0 billion in 2003. Total retail and wholesale electricity revenues rose $378 million, or 5%, to $7.7 billion. This growth reflected higher retail and wholesale pricing, partially offset by the effects of a mix shift to lower-price wholesale sales and a 3% decline in total sales volumes. Retail electricity revenues decreased $39 million, or 1%, to $6.5 billion reflecting a $768 million decline attributable to a 12% drop in sales volumes, driven by the effect of competitive activity in the business market, largely offset by a $730 million increase due to higher pricing. Higher prices reflected increased price-to-beat rates, due to approved fuel factor increases, and higher contract pricing in the competitive large business market, both resulting from higher natural gas prices. Retail electricity customer counts declined 4.3% from year-end 2002. Wholesale electricity revenues grew $417 million, or 50%, to $1.3 billion reflecting a $223 million increase attributable to a 25% rise in sales volumes and a $194 million increase due to the effect of increased natural gas prices on wholesale prices. Higher wholesale electricity sales volumes reflected a partial shift in the customer base from retail to wholesale services, particularly in the business market.

Net gains from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $117 million to $30 million in 2003. Changes in these results reflect market price movements on commodity contracts entered into to hedge gross margin; the comparison to 2002 also reflects a decline in activities in markets outside of Texas. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Results from these activities include net unrealized losses arising from mark-to-market accounting of $100 million in 2003 and $113 million in 2002. The majority of TXU Energy Holdings’ natural gas physical sales and purchases are in the wholesale markets and essentially represent hedging activities. These activities are accounted for on a net basis with the exception of retail sales to business customers, which effective October 1, 2003 are reported gross in accordance with new accounting rules and totaled $39 million in revenues since that date. The increase in other revenues of $47 million to $214 million in 2003 was driven by this change.

Gross Margin
	Year Ended December 31,
	2003	% of Revenue	2002	% of Revenue

Operating revenues	$7,986	100%	$7,678	100%
Costs and expenses:
Cost of energy sold and delivery fees	5,117	64%	4,771	62%
Operating costs	685	9%	698	9%
Depreciation and amortization	368	4%	408	5%
Gross margin	$1,816	23%	$1,801	24%

The depreciation and amortization expense reported in the gross margin amounts above excluded $39 million and $42 million of such expense for the years ended December 31, 2003 and 2002, respectively, related to assets that are not directly used in the generation of electricity.

Gross margin increased $15 million, or 1%, to $1.8 billion in 2003. The gross margin comparison was favorably impacted by $197 million due to regulatory-related retail clawback accrual adjustments (a $185 million charge in 2002 and a $12 million credit in 2003), as described in Note 17 to Financial Statements, and $53 million in lower operating costs and depreciation and amortization. Adjusting for these effects, margin declined $235 million, driven by the effect of lower retail sales volumes. The combined effect of higher costs of energy sold and lower results from hedging and risk management activities was essentially offset by higher sales prices. Higher costs of energy sold were driven by higher natural gas prices, but were mitigated by increased sourcing of retail and wholesale sales demand from TXU Energy Holdings’ baseload (nuclear-powered and coal-fired) generation plants. Baseload supply of sales demand increased by five percentage points to 51% in 2003. The balance of sales demand in 2003 was met with gas-fired generation and purchased power.

Operating costs decreased $13 million, or 2%, to $685 million in 2003. The decline reflected $20 million due to one scheduled outage for nuclear generation unit refueling and maintenance in 2003 compared to two in 2002 and $15 million from various cost reduction initiatives, partially offset by $27 million in higher employee benefits and insurance costs.

Depreciation and amortization (including amounts shown in the gross margin table above) decreased $43 million, or 10%, to $407 million largely due to the effect of adjusted depreciation rates related to the generation fleet effective April 2003. The adjusted rates reflect an extension in the estimated average depreciable life of the nuclear generation facility’s assets of approximately 11 years (to 2041) to better reflect its useful life, partially offset by higher depreciation rates for lignite and gas facilities to reflect investments in emissions equipment made in recent years.

SG&A expenses declined $138 million, or 18%, to $636 million in 2003. Lower staffing and related administrative expenses contributed approximately $95 million to the decrease, reflecting cost reduction and productivity enhancing initiatives and a focus on activities in the Texas market. Lower SG&A expenses also reflected a $40 million decline in bad debt expense. In the retail electricity business, the effect of enhanced credit and collection activities was largely offset by increased write-offs arising from disconnections now allowed under new regulatory rules and increased churn of non-paying customers. The decrease in bad debt expense primarily reflected the wind down of retail gas (business customer supply) activities outside of Texas and the recording of related reserves in 2002.

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

Interest expense and related charges increased $108 million, or 50%, to $323 million in 2003. The increase reflected $108 million due to higher average interest rates as short-term borrowings were replaced with higher-rate long-term financing. An $11 million full-year effect of the amortization of the discount on the exchangeable subordinated notes issued in 2002 (subsequently exchanged by TXU Energy Holdings for exchangeable preferred membership interests), was largely offset by the effect of lower average short-term debt levels.

The effective income tax rate increased to 31.7% in 2003 from 26.7% in 2002. The increase was driven by the effect of comparable (to 2002) tax benefit amounts of depletion allowances and amortization of investment tax credits on a higher income base in 2003. (See Note 13 for analysis of the effective tax rate.)

Income from continuing operations before cumulative effect of changes in accounting principles increased $175 million, or 54%, to $497 million in 2003. Results in 2002 included impairment charges related to generation plant construction projects and an accrual for retail clawback of $154 million after-tax and $120 million after-tax, respectively. Excluding these items, earnings declined on gross margin compression due to lower retail sales volumes as well as higher interest expense, partially offset by lower SG&A expenses. Net pension and postretirement benefit costs reduced net income by $36 million in 2003 and by $21 million in 2002.

TXU Electric Delivery

Financial Results

	Year Ended December 31,
	2004	2003	2002

Operating revenues	$2,226	$2,087	$1,994

Costs and expenses:

Operating costs	730	709	676

Depreciation and amortization	389	297	264

Selling, general and administrative expenses	219	207	213

Franchise and revenue-based taxes	248	250	272

Other income	(7)	(8)	(9)

Other deductions	52	—	—

Interest income	(56)	(52)	(49)

Interest expense and related charges	280	300	265

Total costs and expenses	1,855	1,703	1,632

Income from continuing operations before income taxes, extraordinary
items and cumulative effect of change in accounting principle	371	384	362

Income tax expense	116	126	117

Income from continuing operations before extraordinary items
and cumulative effect of change in accounting principle	$255	$258	$245
________________________

TXU Electric Delivery

Operating Data

	Year Ended December 31,
	2004	2003	2002

Volumes:

Electric energy delivered (GWh)	101,928	101,810	102,481

Reliability statistics:

System Average Interruption Duration Index (SAIDI) (non-storm) (a)	75.54	74.15	90.36
System Average Interruption Frequency Index (SAIFI) (non-storm) (a)	1.10	1.17	1.39
Customer Average Interruption Duration Index (CAIDI) (non-storm) (a)	68.67	63.30	64.81

Electricity points of delivery (end of period and in thousands):

Electricity distribution points of delivery - based on number of meters (b)	2,971	2,932	2,909

Operating revenues (millions of dollars):

Electricity distribution revenues (c):
Affiliated (TXU Energy Holdings)	$1,418	$1,485	$1,581
Nonaffiliated	590	410	239
Total distribution revenues	2,008	1,895	1,820
Third-party transmission revenues	192	167	151
Other miscellaneous revenues and eliminations	26	25	23
Total operating revenues	$2,226	$2,087	$1,994
__________________________

(a)	SAIDI is the average number of total electric service outage minutes per customer in the past year. SAIFI is the average number of electric service interruptions per customer in the past year. CAIDI is the average number of electric service outage minutes per interruption in the past year.
(b)	Includes lighting sites, principally guard lights, for which TXU Energy Holdings is the REP but are not included in TXU
Energy Holdings’ customer count. Such sites totaled 95,252 in 2004, 100,901 in 2003 and 105,987 in 2002.
(c)	Includes disconnect/reconnect fees.

TXU Electric Delivery

2004 compared to 2003

Operating revenues increased $139 million, or 7%, to $2.2 billion in 2004. Higher tariffs drove the growth, reflecting $87 million in transition charges associated with the issuance of securitization bonds in August 2003 and June 2004, $26 million in increased distribution tariffs to recover higher transmission costs, $23 million in transmission rate increases approved in 2003 and 2004 and $9 million from implementation of power factor billing. Power factor billing is a tariff on nonresidential end-use consumers that utilize inefficient equipment. Revenue growth also included $7 million in increased disconnect/reconnect fees, reflecting activities initiated by REPs. Milder weather, primarily in the summer, and consumer usage efficiencies, partially offset by growth in points of delivery resulted in an estimated net $16 million decrease in revenue. The increase in the nonaffiliated component of TXU Electric Delivery’s revenues, as well as the decrease in the affiliated component, reflects competitive activity in the historical service territory. Delivered electricity volumes were about even with 2003.

Gross Margin

	Year Ended December 31,
	2004	% of Revenue	2003	% of Revenue

Operating revenues	$2,226	100%	$2,087	100%
Costs and expenses:
Operating costs	730	33%	709	34%
Depreciation and amortization	386	17%	285	14%
Gross margin	$1,110	50%	$1,093	52%

Gross margin increased $17 million, or 2%, to $1.1 billion in 2004, driven by an increase in transmission-related tariffs, partially offset by the effect of milder weather primarily in the summer and an increase in operating costs. The increase in operating costs of $21 million, or 3%, to $730 million, reflected a $12 million increase in third-party transmission costs, an $8 million increase in property taxes due to property additions and increased value, a $6 million increase in metering-related costs associated with the increased disconnect/reconnect activity, and a $5 million increase in vegetation management to improve system reliability, partially offset by $4 million decrease in benefits and labor as a result of 2004 storm activity (recorded to a regulatory asset or billed to companies affected by the hurricane season) and $6 million of various other costs that were individually insignificant. Depreciation and amortization included in gross margin represents depreciation of assets directly used in the transmission and distribution of electricity and amortization of regulatory assets. The increase in depreciation and amortization of $101 million, or 35%, to $386 million reflected $87 million in higher amortization of regulatory assets associated with the issuance of securitization bonds (offsetting the same amount of revenue increase) and $13 million in higher depreciation due to normal additions and replacements of property, plant and equipment.

Depreciation and amortization not included in gross margin totaled $3 million and $12 million for 2004 and 2003, respectively. This decline reflected a transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction (see Note 1 to Financial Statements).

SG&A expenses increased $12 million, or 6%, to $219 million in 2004. The increase primarily reflected an $8 million increase in incentive compensation expense due to the improved performance of the business. Increases in various costs that were individually insignificant were largely offset by lower bad debt expense reflecting a $4 million write-off in 2003.

Other deductions totaled $52 million in 2004. This line item includes a charge of $21 for estimated settlement payments arising from the resolution of a distribution rate inquiry initiated by a number of Texas cities. Other deductions also includes $20 million of severance-related charges in connection with the Capgemini outsourcing transaction and other cost reduction initiatives, $4 million for costs associated with transitioning the outsourced activities to Capgemini, $2 million related to TXU Electric Delivery’s portion of the equity losses (representing depreciation expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini, and $4 million in asset write-downs and other unusual charges. See the discussion above under “Business Restructuring and Other Actions” for additional information.

Interest income increased by $4 million, or 8%, to $56 million in 2004 driven by an $11 million increase in interest income from TXU Energy Holdings related to securitized regulatory assets, partially offset by a $6 million decrease in interest income from TXU Energy Holdings related to the excess mitigation credit that ceased at the end of 2003.

Interest expense and related charges decreased $20 million, or 7%, to $280 million in 2004. The decrease reflected a $23 million impact of lower average interest rates and $6 million in interest paid to REPs in 2003 related to the excess mitigation credit that ceased at the end of 2003, partially offset by a $9 million impact of higher average borrowings.

The effective income tax rate decreased to 31.3% in 2004 from 32.8% in 2003. The decrease was due primarily to the effects of the Medicare Prescription and Drug, Improvement and Modernization Act of 2003, the nontaxable prescription drug subsidy.

Income before extraordinary gain and cumulative effect of change in accounting principle (an after-tax measure) decreased $3 million, or 1%, to $255 million in 2004, as unusual charges reported in other deductions were partially offset by lower interest expense and higher gross margin. Net pension and postretirement benefit costs reduced net income by $19 million for both 2004 and 2003.

TXU Electric Delivery

2003 compared to 2002

TXU Electric Delivery’s operating revenues increased $93 million, or 5%, to $2.1 billion in 2003. Higher tariffs drove the growth, reflecting $19 million in transition charges associated with the issuance of securitization bonds in August 2003, $19 million in increased distribution tariffs to recover higher transmission costs and $18 million in transmission rate increases approved. Revenue growth also included $26 million in increased disconnect/reconnect fees, reflecting disconnections initiated by REPs under new regulatory rules, and $10 million from increased pricing to certain business consumers due to higher peak demands in 2003. The increase in the nonaffiliated component of TXU Electric Delivery’s revenues, as well as the decrease in the affiliated component, reflected competitive activity in the historical service territory. Delivered electricity volumes were about even with 2002.

Gross Margin

	Year Ended December 31,
	2003	% of Revenue	2002	% of Revenue

Operating revenues	$2,087	100%	$1,994	100%
Costs and expenses:
Operating costs	709	34%	676	34%
Depreciation and amortization	285	14%	254	13%
Gross margin	$1,093	52%	$1,064	53%

Gross margin increased $29 million, or 3%, to $1.1 billion in 2003, driven by the benefit of higher transmission-related tariffs, partially offset by increased operating costs. The increase in operating costs of $33 million, or 5%, to $709 million reflects $22 million in third-party transmission costs and $8 million in higher pension and other postretirement benefit costs. The increase in depreciation and amortization of $31 million, or 12%, to $285 million reflects $11 million in higher depreciation due to investments in delivery facilities to support growth and normal replacements of equipment and $19 million in amortization of regulatory assets associated with the issuance of securitization bonds in August 2003 (offsetting the same amount of revenue increase).

Depreciation and amortization not included in gross margin rose $2 million to $12 million in 2003.

SG&A expenses decreased $6 million, or 3%, to $207 million in 2003 due primarily to lower outside services and consulting expenses arising from cost reduction initiatives implemented in late 2002.

Franchise and revenue-based taxes declined $22 million, or 8%, to $250 million in 2003 due to the full implementation of a regulatory change in the basis for the calculation of local gross receipts taxes from revenue dollars to kWh.

Interest income increased $3 million, or 6%, to $52 million in 2003 reflecting a $15 million increase in the reimbursement from TXU Energy Holdings for higher carrying costs on regulatory assets (see discussion of higher average interest rates below) and a $3 million increase in investment income, partially offset by $15 million less interest on the excess mitigation credit note receivable from TXU Energy Holdings due to principal payments.

Interest expense and related charges rose by $35 million, or 13%, to $300 million in 2003. The increase reflected a $48 million impact of higher average interest rates and a $2 million impact of higher average borrowings, partially offset by $15 million less interest credited to REPs related to the excess mitigation credit. The change in average interest rates reflected the refinancing of affiliate borrowings with higher rate long-term debt issuances.

The effective income tax rate was 32.8% in 2003 compared to 32.3% in 2002. There were no significant unusual items impacting the effective rates.

Income from continuing operations before extraordinary loss increased $13 million, or 5%, to $258 million in 2003, reflecting higher transmission-related revenues, partially offset by higher operating expenses and higher interest expense. Net pension and postretirement benefit costs reduced net income by $19 million in 2003 and $11 million in 2002.

COMPREHENSIVE INCOME - Continuing Operations

Cash flow hedge activity reported in other comprehensive income from continuing operations included:

	Year Ended December 31,
	2004	2003	2002

Cash flow hedge activity (net of tax):
Net change in fair value of hedges - gains/(losses):
Commodities	$(86)	$(138)	$(96)
Financing - interest rate swaps	12	(63)	(124)
	(74)	(201)	(220)
Losses realized in earnings (net of tax):
Commodities	32	162	15
Financing - interest rate swaps	11	76	41
	43	238	56
Effect of cash flow hedges reported in comprehensive results
related to continuing operations	$(31)	$37	$(164)

TXU Corp. has historically used, and expects to continue to use, derivative financial instruments that are highly effective in offsetting future cash flow volatility in interest rates and energy commodity prices. The amounts included in accumulated other comprehensive income are expected to offset the impact of rate or price changes on forecasted transactions. Amounts in accumulated other comprehensive income include (i) the value of the cash flow hedges (for the effective portion), based on current market conditions, and (ii) the value of dedesignated and terminated cash flow hedges at the time of such dedesignation, less amortization, providing the transaction that was hedged is still probable. The effects of the hedge will be recorded in the statement of income as the hedged transactions are actually settled.

Other comprehensive income also included adjustments related to minimum pension liabilities.

Minimum pension liability adjustments were a gain of $21 million ($14 million after-tax) in 2004, a gain of $71 million ($46 million after-tax) in 2003 and a loss of $100 million ($65 million after-tax) in 2002. The minimum pension liability represents the excess of the accumulated benefit obligation over the plans’ assets and the liability recorded under SFAS 87. The recording of the minimum pension liability did not affect TXU Corp.’s financial covenants in any of its credit agreements. Changes in minimum pension liability adjustments reflect fluctuating returns on the plans’ investment assets.

See also Note 14 to Financial Statements.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities decreased $655 million, or 27%, to $1.8 billion in 2004. The decline was driven by the effect of an income tax refund received in 2003 of approximately $600 million. An unfavorable change in working capital (accounts receivable, accounts payable and inventory) of $322 million, which reflected improvements in 2003 due to higher collections following billing delays experienced during the transition to competition, was largely offset by improved operating results after adjusting for noncash unusual charges.

Cash flows from operating activities in 2003 increased $1.4 billion over 2002. The principal drivers of the increase were improved working capital changes of $790 million, which primarily reflects the effect of billing and collection delays in 2002 associated with the transition to competition and includes $115 million in increased funding under the accounts receivable sale program, as well as the receipt of an income tax refund of approximately $600 million.

Cash flows used in financing activities were $6.5 billion in 2004 compared to $1.7 billion in 2003. Financing activities provided cash flows of $1.8 billion in 2002. The drivers of the $4.8 billion increase in cash used in financing activities from 2003 to 2004 and the $3.5 billion change from 2002 to 2003 are summarized in the table below:

	Year Ended December 31,
	2004	2003	2002

Cash provided by (used in) financing activities:
Net issuances and (repayments) of borrowings, including premiums
and discounts	$155	$(1,474)	$1,182
Net issuances and (repurchases) of common stock	(4,575)	23	1,274
Repurchase of exchangeable preferred membership interests	(1,852)	─	─
Payment of common stock dividends	(150)	(160)	(652)
Other	(97)	(120)	(22)
Total	$(6,519)	$(1,731)	$1,782

Net issuances and repayments of borrowings in 2004 included the repayment of $576 million of debt of the telecommunications holding company (classified separately in the balance sheet).

Cash flows provided by investing activities totaled $4.3 billion in 2004. Cash flows used in investing activities totaled $1.4 billion and $603 million in 2003 and 2002, respectively. The drivers of the $5.7 billion change in cash flows related to investing activities from 2003 to 2004 and the $797 million increase in cash used in investing activities from 2002 to 2003 are summarized in the table below:

	Year Ended December 31,
	2004	2003	2002

Cash provided by (used in) investing activities:
Capital expenditures, including nuclear fuel	$(999)	$(765)	$(864)
Sale of TXU Australia	1,885	─	─
Merger by division of TXU Gas	1,905	─	─
Sale of TXU Fuel	500	─	─
Sale of telecommunications business	524	─	─
Sale of retail gas business	─	14	─
Acquisition of partners’ interest in telecommunications joint venture	─	(150)	─
Sale of two generation plants	─	─	443
Proceeds from sale of other assets	27	10	4
Return of investment (investment) in trust to support a credit facility	525	(525)	─
Termination of out-of-the-money cash flow hedges	─	─	(147)
Capgemini working capital loan (see Note 1)	(25)	─	─
Other, including transaction costs	(62)	16	(39)
Total	$4,280	$(1,400)	$(603)

The $234 million increase in capital expenditures, including nuclear fuel, in 2004 was driven by a $161 million increase at TXU Energy Holdings. This increase primarily reflected increased spending on generation projects, including costs to replace the four steam generators at the Comanche Peak nuclear plant and improve security. The balance of the growth reflected increased spending in the TXU Electric Delivery operations to improve system reliability and performance and support growth.

Capital expenditures are expected to total $1.1 billion for 2005, substantially all of which is for maintenance and organic growth of existing operations, and is expected to be funded by cash flows from operations. Of this amount, approximately 63% is planned for the TXU Electric Delivery segment and 37% for the TXU Energy Holdings segment.

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $66 million for 2004. This difference represents amortization of nuclear fuel, which is reported as cost of energy sold in the statement of income consistent with industry practice.

Capital Resources — Over the next twelve months, TXU Corp. and its subsidiaries will need to fund ongoing working capital requirements and maturities of debt. TXU Corp. and its subsidiaries have funded or intend to fund these requirements through cash on hand, cash flows from operations, short-term credit facilities and the issuance of long-term debt or other securities.

Long-term Debt Activity — During the year ended December 31, 2004, TXU Corp. and its subsidiaries issued, reacquired, or made scheduled principal payments on long-term debt as follows (all amounts presented are principal):

	Issuances	Retirements
TXU Corp.:
Convertible senior notes	$—	$500
Equity-linked	—	1,105
Senior notes	3,500	295
Notes payable included in liabilities of telecommunications holding company	—	576
Long-term debt held by unconsolidated subsidiary trusts	—	392
Other long-term debt	—	12

TXU Energy Holdings:
Pollution control revenue bonds	—	222
Senior notes	800	400
Other long-term debt	—	8

TXU Electric Delivery:
Transition bonds	790	32
First mortgage bonds	—	613

TXU Gas:
Senior notes	—	425
Long-term debt held by unconsolidated subsidiary trusts	—	154

US Holdings:
Long-term debt	—	5

Total	$5,090	$4,739

See Notes 7, 8, 9 and 10 to Financial Statements for further detail of debt issuances and retirements, repurchase of exchangeable preferred membership interests, financing arrangements and debt held by unconsolidated subsidiary trusts.

Regulatory Asset Securitization— The Settlement Plan approved by the Commission provided TXU Electric Delivery with a financing order authorizing the issuance of securitization bonds in the aggregate principal amount of up to $1.3 billion to recover regulatory asset stranded costs. TXU Electric Delivery’s bankruptcy remote subsidiary issued $790 million of the bonds in June of 2004 and $500 million of the bonds in August of 2003. The proceeds were used to retire debt. Because the bond principal and interest payments are secured by the collection of transition charges by TXU Electric Delivery, the $1.3 billion in debt is excluded from TXU Corp.’s and TXU Electric Delivery’s capitalization by credit rating agencies. There is no further issuance authority under the financing order.

In March 2005, as part of its ongoing liability management initiative, TXU Corp. repurchased $25 million principal amount of its outstanding Series L equity-linked debt securities for $36 million. The $11 premium primarily reflects the in-the-money value (to holders) of the associated equity purchase contracts, which was charged to additional paid-in-capital. See Note 8 to Financial Statements for a detailed discussion of equity-linked debt securities.

Credit Facilities — At March 7, 2005, TXU Corp. had access to credit facilities totaling $3.0 billion of which $2.2 billion was unused. These credit facilities are used for working capital and general corporate purposes and to support issuances of letters of credit. In January 2005, TXU Corp.’s $425 million credit facility was terminated and $419 of related outstanding letters of credit were effectively transferred to other facilities of TXU Energy Holdings. See Note 7 to Financial Statements for details of the arrangements.

Registered Financing Arrangements — Additional debt and equity securities may be issued and sold as needed, including: (i) issuances by TXU Corp. of up to approximately $2.0 billion of equity securities, equity-linked debt securities, debt securities and/or preferred securities of subsidiary trusts and (ii) issuances by US Holdings of up to $25 million of cumulative preferred stock and up to an aggregate of $924 million of additional cumulative preferred stock, debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the SEC for offering pursuant to Rule 415 under the Securities Act.

Share Repurchases — See Note 11 to Financial Statements for detail of common stock repurchases during 2004.

Dividends - TXU Corp. or its predecessor TEI, has declared common stock dividends payable in cash in each year since TEI’s incorporation in 1945. In October 2004, TXU Corp.’s Board of Directors adopted a revised dividend and cash distribution policy. The new policy set the annual dividend at $2.25, with an expectation of 5% annual dividend growth. Consistent with the new policy, TXU Corp.’s Board of Directors, at its February 2005 meeting, declared a quarterly dividend of 56.25 cents a share, payable April 1, 2005 to shareholders of record on March 4, 2005. The dividend rate will be subject to the regular review of TXU Corp.’s Board of Directors and may be changed based upon a number of factors including earnings and cash flow levels and capital requirements as well as financial and other business conditions existing at the time. In addition, under Texas law, TXU Corp. may only declare dividends out of its surplus, which is statutorily defined as a company’s net assets (i.e. total assets minus total debts) less its stated capital. The write-off of TXU Corp.’s investment in TXU Europe in 2002 resulted in negative surplus. In February 2003, TXU Corp. received shareholder approval as permitted under Texas law to reclassify approximately $8 billion of its stated capital to its surplus. In addition, the policy provides that, in any year, the Board of Directors may authorize cash distributions to TXU Corp.’s shareholders in the form of share repurchases or special dividends, subject to a cap of 75% of TXU Corp.’s income from continuing operations excluding unusual charges or credits, and net of preference share dividends, in that year.

Other Capital Transactions — See Note 11 to Financial Statements for share activity related to certain savings and investment plans.

Capitalization — The capitalization ratios of TXU Corp. at December 31, 2004, consisted of 2.2% equity-linked debt securities, 92.6% other long-term debt, less amounts due currently, 2.3% preference stock, 0.3% preferred stock of subsidiaries and 2.6% common stock equity. Total debt to capitalization, including short-term debt, was 95% and 64% at December 31, 2004 and 2003, respectively.

Short-term borrowings — At December 31, 2004, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of $210 million at a weighted average interest rate of 5.25%. At December 31, 2003, TXU Corp. had no outstanding short-term borrowings.

Sale of Receivables — TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program at December 31, 2004 and 2003 totaled $474 million and $600 million, respectively. Funding under the program at December 31, 2003 included $53 million related to TXU Gas, which is reflected in cash flows from discontinued operations. See Note 7 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

Cash and Cash Equivalents — Cash on hand totaled $106 million and $829 million at December 31, 2004 and 2003, respectively. The decline reflects net repayments of borrowings and the repurchase of common stock.

Credit Ratings — Current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:

TXU Energy
	TXU Corp.	US Holdings	TXU Electric Delivery	TXU Electric Delivery	Holdings
	(Senior Unsecured)	(Senior Unsecured)	(Secured)	(Senior Unsecured)	(Senior Unsecured)
S&P	BBB-	BBB-	BBB	BBB-	BBB
Moody’s	Ba1	Baa3	Baa1	Baa2	Baa2
Fitch	BBB-	BBB-	A-/BBB+	BBB+	BBB

TXU Electric Delivery’s first mortgage bonds are rated A- and its senior secured notes are rated BBB+ by Fitch. Moody’s and Fitch currently maintain a stable outlook for TXU Corp., US Holdings, TXU Energy Holdings and TXU Electric Delivery. S&P currently maintains a negative outlook for each such entity.

These ratings are investment grade, except for Moody’s rating of TXU Corp.’s senior unsecured debt, which is one notch below investment grade.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of subsidiaries of TXU Corp. contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of December 31, 2004, all such applicable covenants were complied with.

Material Credit Rating Covenants

TXU Energy Holdings has provided a guarantee of the obligations under TXU Corp.’s lease of its headquarters building (approximately $120 million at December 31, 2004). In the event of a downgrade of TXU Energy Holdings’ credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such rating decline.

TXU Energy Holdings has entered into certain commodity contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request TXU Energy Holdings to post collateral in the event that its credit rating falls below investment grade. Based on its current commodity contract positions, if TXU Energy Holdings were downgraded to below investment grade by specified rating agencies, counterparties would have the option to request TXU Energy Holdings to post additional collateral of up to approximately $181 million at December 31, 2004. The amount TXU Energy Holdings could be required to post under these transactions depends in part on the value of the contracts at that time.

Under the terms of leases aggregating $154 million in remaining lease payments, if TXU Energy Holdings’ credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the leases.

ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy Holdings’ credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to post collateral of approximately $46 million.

Other arrangements of TXU Corp., including credit facilities, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of TXU Corp. or its subsidiaries.

Material Cross Default Provisions

Certain financing arrangements contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by TXU Energy Holdings or TXU Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default under the $2.5 billion joint credit facilities expiring in June 2005, 2007 and 2009. Under these credit facilities, a default by TXU Energy Holdings or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy Holdings but not as to TXU Electric Delivery. Also, under this credit facility, a default by TXU Electric Delivery or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Electric Delivery but not as to TXU Energy Holdings.

A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross default under the TXU Mining (a subsidiary of TXU Energy Holdings) $30 million senior notes agreement, which has a $1 million cross default threshold.

TXU Energy Holdings has entered into certain mining and related equipment leasing arrangements aggregating $68 million that would terminate upon the default of any other obligations of TXU Energy Holdings owed to the lessor.

The accounts receivable securitization program also contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services Company each have a cross default threshold of $50 thousand. If either an originator, TXU Business Services or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

TXU Corp. and TXU Energy Holdings enter into energy-related and financial contracts, the master forms of which contain provisions whereby an event of default or acceleration of settlement would occur if TXU Energy Holdings were to default under an obligation in respect of borrowings in excess of thresholds, which vary, stated in the contracts. The accelerated share repurchase program may also be required to settle early in the event of a similar default.

Other arrangements, including leases, have cross default provisions, the triggering of which would not result in a significant effect on liquidity.

Long-term Contractual Obligations and Commitments — The following table summarizes TXU Corp.’s contractual cash obligations as of December 31, 2004 (see Notes 8 and 17 to Financial Statements for additional disclosures regarding these obligations).

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years

Long-term debt - principal	$229	$1,667	$1,866	$8,885
Long-term debt - interest(a)	717	1,315	1,167	6,546
Operating leases and capital lease obligations (b)	80	170	160	429
Obligations under commodity purchase and services agreements (c)	2,722	2,428	1,204	1,667
Total contractual cash obligations	$3,748	$5,580	$4,397	$17,527
________________________
(a) Includes net amounts payable under interest rate swaps. Variable interest payments and net amounts payable under interest rate swaps are calculated based on interest rates in effect at December 31, 2004.
(b) Includes short-term noncancelable leases.
(c)
Includes capacity payments, gas take-or-pay contracts, coal contracts, business services outsourcing and other purchase commitments. Amounts presented for variable priced contracts assumed the year-end 2004 price remained in effect for all periods except where contractual price adjustment or index-based prices were specified.

The following contractual obligations were excluded from the table above:
• contracts between affiliated entities and intercompany debt;
• individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);
• contracts that are cancelable without payment of a substantial cancellation penalty;
• employment contracts with management; and
• projected funding for TXU Corp.’s pension plan and other postretirement benefit plans.

Guarantees — See Note 18 to Financial Statements for details of guarantees.

OFF BALANCE SHEET ARRANGEMENTS

TXU Corp. has established an accounts receivable securitization program. See discussion above under “Sale of Receivables” and in Note 7 to Financial Statements.

TXU Corp. has an ownership interest in the Capgemini outsourcing business as described in Note 1 to Financial Statements.

Also see Note 11 to Financial Statements regarding the Accelerated Share Repurchase agreement and Note 18 to Financial Statements regarding guarantees.

COMMITMENTS AND CONTINGENCIES

Consistent with industry practices, TXU Energy Holdings has decided to replace the four steam generators in one of the two generation units of the Comanche Peak nuclear plant in order to maintain the operating efficiency of the unit. An agreement for the manufacture and delivery of the equipment was completed in October 2003 and delivery is scheduled for late 2006. Estimated project capital requirements, including purchase and installation, are $175 million to $225 million, of which $9 million was paid in 2004. Cash outflows of approximately $80 million are expected to occur in 2005 and the remaining spending is expected to occur in 2006 and 2007.

See Note 18 to Financial Statements for additional discussion of commitments and contingencies.

REGULATION AND RATES

Price-to-Beat Rates ─ Under the 1999 Restructuring Legislation, TXU Energy Holdings was required to charge a price-to-beat rate established by the Commission to residential customers in the historical service territory through December 31, 2004. As of January 1, 2005, TXU Energy Holdings can offer rates other than the price-to-beat to residential customers, but must make service at the price-to-beat price available until January 1, 2007. TXU Energy Holdings must continue to make price-to-beat rates available to small business customers; however, it may continue to offer rates other than price-to-beat, since it met the requirements of the 40% threshold target calculation in December 2003. The fuel factor component of the price-to-beat rate can be adjusted upward or downward twice a year, subject to approval by the Commission, for changes in the market price of natural gas.

TXU Energy Holdings implemented two price-to-beat increases in 2003. The first, requested in January and approved by the Commission and implemented in March, raised the average monthly residential bill of a customer using 1,000 kilowatt hours by 12%. The second increase, requested in July and approved and implemented in August, raised the average monthly residential bill by 4%.

TXU Energy Holdings also implemented two price-to-beat increases in 2004. The first, requested in March and approved and implemented in May, raised the average monthly residential bill of a customer by 3%. The second increase, requested in June and approved in July and implemented in August, raised the average monthly residential bill by 6%.

Transmission Rates — Provisions of the 1999 Restructuring Legislation allow TXU Electric Delivery to annually update its wholesale transmission rates to reflect changes in invested capital. These provisions encourage investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments. In April 2004, the Commission approved an increase in TXU Electric Delivery’s wholesale transmission rate, resulting in an annualized revenue increase of $14 million. Approximately $8.5 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $5.5 million is recoverable from REPs through the retail transmission cost recovery factor (TCRF) component of TXU Electric Delivery’s distribution rates charged to REPs.

In order to recover increased affiliate and third-party transmission rates, TXU Electric Delivery is also allowed to request an update to the TCRF component of its distribution rates twice a year. In March 2004, the Commission approved an estimated annualized increase of $9 million in the TCRF component of TXU Electric Delivery’s distribution rates. In September 2004, TXU Electric Delivery implemented a second increase in the TCRF component of its distribution rates. The new rate will increase annual revenues by an estimated $29.5 million. The effect of the wholesale transmission rate increase described in the preceding paragraph is included in the September 2004 TCRF update. Consolidated results are not benefited by higher distribution rates to the extent that such higher rates are absorbed by TXU Energy Holdings (as a REP).

Other Commission Matters — On May 27, 2004, the Commission opened an investigation to gather information regarding TXU Electric Delivery’s and its affiliates’ compliance with the Commission’s affiliate code of conduct rules. Conversations with the Commission indicate that this investigation was prompted in large part by TXU Electric Delivery’s change in its legal corporate name from Oncor Electric Delivery Company back to TXU Electric Delivery Company. Those discussions indicate a reasonable expectation that the Commission would focus its investigation on TXU Energy Holdings’ implementation of a disclaimer rule that requires TXU Energy Holdings to place a disclaimer in certain advertisements and on business cards to explain the distinction between TXU Energy Holdings and TXU Electric Delivery. TXU Energy Holdings has received no formal or informal request for information in this investigation.

TXU Electric Delivery filed formal notice of its name change at the Commission on June 1, 2004, by filing for approval of reissued tariffs that display the new company name, but are in all other respects identical to the preexisting tariffs. On August 9, 2004, the Commission Policy Development Division approved the reissued tariffs and ordered TXU Electric Delivery to implement use of a disclaimer regarding the difference between TXU Electric Delivery and its competitive affiliates.

Certain cities within TXU Corp.’s historical service territory, acting in their role as a regulatory authority (with original jurisdiction), have initiated inquiries to determine if the rates of TXU Electric Delivery, which have been established by the Commission, are just and reasonable.  Twenty-three cities have passed such resolutions (and eleven have passed resolutions supporting the other cities). TXU Electric Delivery has the right to appeal any city action to the Commission. In the fourth quarter of 2004, TXU Electric Delivery recorded a $21 million charge, reported in other deductions, for estimated settlement payments arising from the resolution of these inquiries. The settlement agreement, which was finalized February 22, 2005, avoids any immediate rate actions, but requires TXU Electric Delivery to file a rate case in 2006, based on a 2005 test year, unless the cities and TXU Electric Delivery mutually agree that such a filing is unnecessary. The final settlement amount is undetermined; however, TXU Electric Delivery believes it will approximate the amount accrued.

TXU Energy Holdings, along with several ERCOT wholesale market participants, has filed an appeal at the Court of Appeals for the Third District of Texas (Austin) contesting certain aspects of a recently adopted Commission rule regarding enforcement standards applicable to the wholesale power market. TXU Energy Holdings believes that certain portions of the rule as adopted are unconstitutionally vague and other portions may exact an unconstitutional taking of private property without just compensation. The Court of Appeals heard oral arguments in the case on December 15, 2004. There is no statutory deadline by which the court must act on the appeal.

In August 2004, TXU Energy Holdings proposed a tiered pricing program for out-of-territory customers (i.e., those customers outside of the historical service territory) that would provide the lowest prices to customers that TXU Energy Holdings has determined will pose the lowest risk of poor payment behavior, and higher prices to customers who will pose a higher risk of poor payment behavior. TXU Energy Holdings’ proposed tiered pricing program would have made use of credit information obtained from a credit reporting agency to make the payment risk determination. On September 8, 2004, the Texas Office of Public Utility Counsel (OPC) filed a complaint at the Commission alleging generally that the use of credit information is unlawfully discriminatory. Subsequently, on September 14, 2004, TXU Energy Holdings filed its response to the OPC complaint and in that response, in addition to asserting that the proposed pricing plan is lawful, notified the Commission that, pursuant to the Commission Staff’s request, TXU Energy Holdings would suspend implementation of the proposed tiered pricing program for at least 45 days, so that TXU Energy Holdings could engage in discussions with Commission Staff, OPC, and others regarding other tools to address the pressing issue of bad debt write-offs. OPC requested, and the Commission granted, the dismissal of the complaint without prejudice to refiling. Discussions began shortly thereafter and are continuing. TXU Energy Holdings has not yet implemented the proposed tiered pricing program.

ERCOT Market Issues - The Texas Public Utility Regulatory Act (PURA) and the Commission are subject to “sunset review” by the Texas Legislature in the 2005 legislative session. Sunset review entails, generally, a comprehensive review of the need for and efficacy of an administrative agency (e.g., the Commission), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (e.g., PURA). As part of the sunset review process, the legislative Sunset Advisory Commission has recommended that the Legislature reauthorize the Commission for at least six years, and has recommended other changes to PURA that are not expected to have a material impact upon TXU Corp.’s operations. The Legislature could consider and enact other changes to PURA, but TXU Corp. cannot predict whether any such changes might have a material impact on its operations.

In addition to sunset review, the Texas Legislature and other Texas governmental entities have initiated investigations into alleged improprieties regarding some contracting practices of ERCOT, the nongovernmental entity that has operational control of the electric grid for much of Texas. To date, these activities have not resulted in actions that are expected to have a material impact on TXU Corp.’s operations, but TXU Corp. cannot predict whether the culmination of these or other governmental activities that may affect the ERCOT market may result in any such material adverse effect.

Wholesale market design - In August 2003, the Commission adopted a rule that, if fully implemented, would alter the wholesale market design in ERCOT. The rule requires ERCOT:
•	to use a stakeholder process to develop a new wholesale market model;
•	to operate a voluntary day-ahead energy market;
•	to directly assign all congestion rents to the resources that caused the congestion;
•	to use nodal energy prices for resources;
•	to provide information for energy trading hubs by aggregating nodes;
•	to use zonal prices for loads; and
•	to provide congestion revenue rights (but not physical rights).

Under the rule, the proposed market design and associated cost-benefit analysis was to be filed with the Commission by November 1, 2004 and is to be implemented by October 1, 2006. On October 28, 2004 the Commission adopted a rule change that would delay the filing date for the proposed market design from November 1, 2004 to March 18, 2005. Additionally, the Commission approved an extension until December 31, 2004 for the filing of the cost-benefit analysis. The third-party consultant produced its cost-benefit analysis at the end of November 2004 and it was filed by ERCOT with the Commission in December. TXU Energy Holdings is currently unable to predict the cost or impact of implementing any proposed change to the current wholesale market design.

On December 8, 2004 the Commission Staff opened a project (PUC Project No. 30513) to facilitate an ongoing informal fact-finding review of the electric wholesale market activities of TXU Energy Holdings and its affiliates. Commission Staff indicated that it “created this project because of substantial concerns publicly expressed by the Commission and market participants about TXU’s recent activities.” TXU Corp.’s discussions with Commission staff and the requests for information indicate that the informal review is focused on TXU Corp.’s offers to sell balancing energy services in ERCOT. Balancing energy constitutes only about five to ten percent of the energy sold at wholesale in ERCOT. TXU Corp. has been fully cooperating with the Commission Staff in its investigation and has fully responded to Commission Staff’s requests for information. As indicated in those responses, TXU Corp. believes that its activities in the electric wholesale market are both reasonable and lawful.

Summary — Although TXU Corp. cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk that TXU Corp. may experience a loss in value as a result of changes in market conditions affecting commodity prices and interest rates, which TXU Corp. is exposed to in the ordinary course of business. TXU Corp.’s exposure to market risk is affected by a number of factors, including the size, duration and composition of its energy and financial portfolio, as well as volatility and liquidity of markets. TXU Corp. enters into financial instruments such as interest rate swaps to manage interest rate risks related to its indebtedness, as well as exchange traded, over-the-counter contracts and other contractual commitments to manage commodity price risk as part of its wholesale markets management activities.

RISK OVERSIGHT

TXU Corp.’s wholesale markets management operation manages the market, credit and operational risk related to commodity prices of the unregulated energy business within limitations established by senior management and in accordance with TXU Corp.’s overall risk management policies. Interest rate risks are managed centrally by the corporate treasury function. Market risks are monitored daily by risk management groups that operate and report independently of the wholesale markets management operations, utilizing industry accepted practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies.

TXU Corp. has a corporate risk management organization that is headed by a Chief Risk Officer. The Chief Risk Officer, through his designees, enforces all applicable risk limits, including the respective policies and procedures to ensure compliance with such limits and evaluates the risks inherent in the various businesses of TXU Corp. and their associated transactions. Key risk control activities include, but are not limited to, credit review and approval, operational and market risk measurement, validation of transaction capture, portfolio valuation and daily portfolio reporting, including mark-to-market valuation, VaR and other risk measurement metrics.

COMMODITY PRICE RISK

TXU Corp. is subject to the inherent risks of market fluctuations in the price of electricity, natural gas and other energy-related products marketed and purchased. TXU Corp. actively manages its portfolio of owned generation assets, fuel supply and retail sales load to mitigate the near-term impacts of these risks on its results of operations. TXU Corp., as well as any participant in the market, cannot fully manage the long-term value impact of structural declines or increases in natural gas, power and oil prices and spark spreads (differences between the market price of electricity and its cost of production).

Also see discussion of Natural Gas Price & Market Heat-Rate Exposure under “Key Challenges and Initiatives” above.

In managing energy price risk, TXU Corp. enters into short- and long-term physical contracts, exchange traded and over-the-counter financial contracts as well as bilateral contracts with customers. TXU Corp.’s risk management activities also incorporate some speculative trading activity. The operation continuously monitors the valuation of identified risks and adjusts the portfolio based on current market conditions. Valuation adjustments or reserves are established in recognition that certain risks exist until full delivery of energy has occurred, counterparties have fulfilled their financial commitments and related financial instruments have either matured or are closed out.

TXU Corp. strives to use consistent assumptions regarding forward market price curves in evaluating and recording the effects of commodity price risk.

TXU Corp. continuously reviews its disclosed risk analysis metrics. In the course of this review, it was determined that the Portfolio VaR metric would no longer be disclosed as it is not a meaningful measure of actionable commodity price risk. Portfolio VaR represented the estimated potential loss in value, due to changes in market conditions, of the entire energy portfolio, including owned generation assets, estimates of retail sales load and all contractual positions. Other metrics that measure the effect of such risk on earnings, cash flows and the value of its mark-to-market contract portfolio continue to be disclosed. TXU Corp. may in the future add or eliminate other metrics in its disclosures of risks.

VaR Methodology — A VaR methodology is used to measure the amount of market risk that exists within the portfolio under a variety of market conditions. The resultant VaR produces an estimate of a portfolio’s potential for loss given a specified confidence level and considers among other things, market movements utilizing standard statistical techniques given historical and projected market prices and volatilities. Stress testing of market variables is also conducted to simulate and address abnormal market conditions.

The use of this method requires a number of key assumptions, such as use of (i) an assumed confidence level; (ii) an assumed holding period (i.e. the time necessary for management action, such as to liquidate positions); and (iii) historical estimates of volatility and correlation data.

VaR for Energy Contracts Subject to Mark-to-Market Accounting — This measurement estimates the potential loss in value, due to changes in market conditions, of all energy-related contracts subject to mark-to-market accounting, based on a specific confidence level and an assumed holding period. Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period. A probabilistic simulation methodology is used to calculate VaR, and is considered by management to be the most effective way to estimate changes in a portfolio’s value based on assumed market conditions for liquid markets.

	December 31,	December 31,
	2004	2003
Period-end MtM VaR:	$20	$15
Average Month-end MtM VaR:	$20	$25

Earnings at Risk (EaR) — EaR measures the estimated potential loss of expected pretax earnings for the year presented due to changes in market conditions. EaR metrics include the owned generation assets, estimates of retail load and all contractual positions except for accrual positions expected to be settled beyond the fiscal year. Assumptions include using a 95% confidence level over a five-day holding period under normal market conditions.

Cash Flow at Risk (CFaR) — CFaR measures the estimated potential loss of expected cash flow over the next six months, due to changes in market conditions. CFaR metrics include all owned generation assets, estimates of retail load and all contractual positions that impact cash flow during the next six months. Assumptions include using a 99% confidence level over a six-month holding period under normal market conditions.

	December 31,	December 31,
	2004	2003
EaR	$24	$15
CFaR	$116	$67

INTEREST RATE RISK

The table below provides information concerning TXU Corp.’s financial instruments as of December 31, 2004 and 2003, that are sensitive to changes in interest rates, which include debt obligations and interest rate swaps. TXU Corp. has entered into interest rate swaps under which it has agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts at dates that generally coincide with interest payments. The weighted average rate is based on the rate in effect at the reporting date. Capital leases and the effects of unamortized premiums and discounts and fair value hedges are excluded from the table. See Notes 8 and 10 to Financial Statements for a discussion of changes in debt obligations.

	Expected Maturity Date
								2004		2003
						There-	2004	Fair	2003	Fair
	2005	2006	2007	2008	2009	After	Total	Value	Total	Value
Equity-linked debt: securities ssecuritiessecurities
Fixed rate	—	—	$101	$184	—	—	$285	$339	$1,440	$990
Average interest rate	—	—	5.45%	5.80%	—	—	5.68%	—	5.31%	—

Long-term debt held by subsidiary trusts:
subsidiary trusts:
Fixed rate	—	—	—	—	—	—	—	—	$391	$399
Average interest rate	—	—	—	—	—	—	—	—	7.82%	—
Variable rate	—	—	—	—	—	—	—	—	$155	$155
Average interest rate	—	—	—	—	—	—	—	—	2.51%	—

All other long-term debt: (including current maturities)
Fixed rate (a)	$229	$842	$324	$565	$1,117	$8,483	$11,560	$12,227	$8,901	$9,626
Average interest rate	5.43%	5.94%	4.20%	5.87%	4.68%	6.24%	5.98%	—	6.41%	—
Variable rate	—	$400	—	—	—	$402	$802	$764	$922	$955
Average interest rate	—	2.84%	—	—	—	1.90%	2.37%	—	2.04%	—

Exchangeable preferred membership
interest:
Fixed rate	—	—	—	—	—	—	—	—	$750	$1,580
Average interest rate	—	—	—	—	—	—	—	—	9.00%	—

Fixed to variable swaps:	—	$600	$200	$450	$250	$800	$2,300	$(24)	$500	$10
Average pay rate	—	7.11%	4.33%	5.74%	3.57%	4.12%	5.18%	—	3.31%	—
Average receive rate	—	6.38%	5.00%	6.24%	4.80%	6.42%	6.07%	—	7.00%	—

_________________________
(a) Reflects the maturity date and not the remarketing date for certain debt which is subject to mandatory tender for remarketing prior to maturity.  See Note 8 to Financial Statements for details concerning long-term debt subject to mandatory tender for remarketing.

CREDIT RISK

Credit Risk — Credit risk relates to the risk of loss associated with non-performance by counterparties. TXU Corp. maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies require an evaluation of a potential counterparty’s financial condition, credit rating, and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools, including but not limited to use of standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. TXU Corp. has standardized documented processes for monitoring and managing its credit exposure, including methodologies to analyze counterparties’ financial strength, measurement of current and potential future credit exposures and standardized contract language that provides rights for netting and set-off. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, individual counterparties and credit portfolios are managed to preset limits and stress tested to assess potential credit exposure. This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure to TXU Corp. Additionally, TXU Corp. has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any prospective material adverse change in the payment history or financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

Credit Exposure — TXU Corp.’s gross exposure to credit risk related to trade accounts receivable as well as commodity contract assets and other derivative assets that arise primarily from hedging activities totaled $2.141 billion at December 31, 2004.

A large share of gross assets subject to credit risk represents accounts receivable from the retail sale of electricity to residential and small business customers. The risk of material loss (after consideration of allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience and market or operational conditions. In addition, TXU Electric Delivery has exposure to credit risk as a result of nonperformance by nonaffiliated REPs.

Most of the remaining trade accounts receivable are with large business customers and hedging counterparties. These counterparties include major energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers and energy trading companies. The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of December 31, 2004, is $983 million net of standardized master netting contracts and agreements that provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by TXU Corp. (cash, letters of credit and other security interests), the net credit exposure is $784 million. Of this amount, approximately 80% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and TXU Corp.’s internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Corp. routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

TXU Corp. is also exposed to credit risk related to the Capgemini put option with a carrying value of $177 million as discussed in Note 1 to Financial Statements.

The following table presents the distribution of credit exposure as of December 31, 2004, for trade accounts receivable from large business customers, commodity contract assets and other derivative assets that arise primarily from hedging activities, by investment grade and noninvestment grade, credit quality and maturity.

				Exposure by Maturity
	Exposure before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total

Investment grade	$780	$149	$631	$465	$89	$77	$631
Noninvestment grade	203	50	153	112	22	19	153
Totals	$983	$199	$784	$577	$111	$96	$784

Investment grade	79%	75%	80%
Noninvestment grade	21%	25%	20%

TXU Corp. had no exposure to any customer or counterparty greater than 10% of the net exposure of $784 million at December 31, 2004. Additionally, approximately 74% of the credit exposure, net of collateral held, has a maturity date of two years or less. TXU Corp. does not anticipate any material adverse effect on its financial position or results of operations as a result of nonperformance by any customer or counterparty.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Some important factors, in addition to others specifically addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, that could have a material impact on TXU Corp.’s operations, financial results and financial condition, and could cause TXU Corp.’s actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

The implementation of performance improvement initiatives identified by management may not produce the desired results and may result in disruptions arising from employee displacements and the rapid pace of changes to organizational structure and operating practices and processes. Most notably, TXU Corp. is subject to the risk that the joint venture outsourcing arrangement with Capgemini may not produce the desired cost savings as well as potential transition costs, which would likely be significant, in the event TXU Corp. needed to switch to another vendor if Capgemini failed to perform its obligations to TXU Corp.

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

TXU Corp.’s businesses operate in changing market environments influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. TXU Corp. will need to adapt to these changes and may face increasing competitive pressure.

TXU Corp.’s businesses are subject to changes in laws (including PURA, the Federal Power Act, as amended, the Atomic Energy Act, as amended, the Public Utility Regulatory Policies Act of 1978, as amended, the Clean Air Act, as amended, and the Public Utility Holding Company Act of 1935, as amended) and changing governmental policy and regulatory actions (including those of the Commission, the FERC, the EPA and the NRC) with respect to matters including, but not limited to, market structure and design, operation of nuclear power facilities, construction and operation of other power generation facilities, construction and operation of transmission facilities, acquisition, disposal, depreciation, and amortization of regulated assets and facilities, recovery of purchased gas costs, decommissioning costs, and return on invested capital for TXU Corp.’s regulated businesses, and present or prospective wholesale and retail competition. In particular, PURA and the Commission will be subject to sunset review by the Texas Legislature during this 2005 legislative session. See “ERCOT Market Issues” and “Wholesale Market Design” above.

TXU Energy Holdings, along with other market participants, is subject to oversight by the Commission. In that connection, TXU Energy Holdings and other market participants may be subject to various competition-related rules and regulations, including but not limited to possible price-mitigation rules, as well as rules related to market behavior.

TXU Corp. is not guaranteed any rate of return on its capital investments in unregulated businesses. TXU Corp. markets and trades power, including power from its own production facilities, as part of its wholesale markets management operation. TXU Corp.’s results of operations are likely to depend, in large part, upon prevailing retail rates, which are set, in part, by regulatory authorities, and market prices for electricity, gas and coal in its regional market and other competitive markets. Market prices may fluctuate substantially over relatively short periods of time. Demand for electricity can fluctuate dramatically, creating periods of substantial under- or over-supply. During periods of over-supply, prices might be depressed. Also, at times there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets.

TXU Corp.’s regulated businesses are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. TXU Electric Delivery’s rates are regulated by the Commission based on an analysis of TXU Electric Delivery’s costs, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of TXU Electric Delivery’s costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of TXU Electric Delivery’s costs and the return on invested capital allowed by the Commission.

Some of the fuel for TXU Corp.’s power production facilities is purchased under short-term contracts or on the spot market. Prices of fuel, including natural gas, may also be volatile, and the price TXU Corp. can obtain for power sales may not change at the same rate as changes in fuel costs. In addition, TXU Corp. purchases and sells natural gas and other energy related commodities, and volatility in these markets may affect TXU Corp.’s costs incurred in meeting its obligations.

Volatility in market prices for fuel and electricity may result from:

• severe or unexpected weather conditions,
• seasonality,
• changes in electricity usage,
• illiquidity in the wholesale power or other markets,
• transmission or transportation constraints, inoperability or inefficiencies,
• availability of competitively priced alternative energy sources,
• changes in supply and demand for energy commodities,
• changes in power production capacity,
• outages at TXU Corp.’s power production facilities or those of its competitors,
• changes in production and storage levels of natural gas, lignite, coal and crude oil and refined products,
• natural disasters, wars, sabotage, terrorist acts, embargoes and other catastrophic events, and
• federal, state, local and foreign energy, environmental and other regulation and legislation.

All but one of TXU Corp.’s facilities for power production are located in the ERCOT region, a market with limited interconnections to other markets. Electricity prices in the ERCOT region are correlated to gas prices because gas-fired plant is the marginal cost unit during the majority of the year in the ERCOT region. Accordingly, the contribution to earnings and the value of TXU Corp.’s baseload power production is dependent in significant part upon the price of gas. TXU Corp. cannot fully hedge the risk associated with dependency on gas because of the expected useful life of TXU Corp.’s power production assets and the size of its position relative to market liquidity.

To manage its near-term financial exposure related to commodity price fluctuations, TXU Corp. routinely enters into contracts to hedge portions of its purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, lignite, coal, refined products, and other commodities, within established risk management guidelines. As part of this strategy, TXU Corp. routinely utilizes fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. However, TXU Corp. can normally cover only a small portion of the exposure of its assets and positions to market price volatility, and the coverage will vary over time. To the extent TXU Corp. has unhedged positions, fluctuating commodity prices can materially impact TXU Corp.’s results of operations and financial position, either favorably or unfavorably.

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

TXU Corp.’s hedging and risk management activities are exposed to the risk that counterparties that owe TXU Corp. money, energy or other commodities as a result of market transactions will not perform their obligations. The likelihood that certain counterparties may fail to perform their obligations has increased due to financial difficulties, brought on by various factors including improper or illegal accounting and business practices, affecting some participants in the industry. Some of these financial difficulties have been so severe that certain industry participants have filed for bankruptcy protection or are facing the possibility of doing so. Should the counterparties to these arrangements fail to perform, TXU Corp. might be forced to acquire alternative hedging arrangements or honor the underlying commitment at then-current market prices. In such event, TXU Corp. might incur losses in addition to amounts, if any, already paid to the counterparties. ERCOT market participants are also exposed to risks that another ERCOT market participant may default in its obligations to pay ERCOT for power taken in the ancillary services market, in which case such costs, to the extent not offset by posted security and other protections available to ERCOT, may be allocated to various nondefaulting ERCOT market participants.

The current credit ratings for TXU Corp.’s and its subsidiaries’ long-term debt are investment grade, except for Moody’s credit rating for long-term debt of TXU Corp. (the holding company), which is one notch below investment grade. A rating reflects only the view of a rating agency, and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. If S&P, Moody’s or Fitch were to downgrade TXU Corp.’s and/or its subsidiaries’ long-term ratings, particularly below investment grade, borrowing costs would increase and the potential pool of investors and funding sources would likely decrease. If the downgrade were below investment grade, liquidity demands would be triggered by the terms of a number of commodity contracts, leases and other agreements.

Most of TXU Corp.’s large customers, suppliers and counterparties require sufficient creditworthiness in order to enter into transactions. If TXU Corp. subsidiaries’ ratings were to decline to below investment grade, costs to operate the power business would increase because counterparties may require the posting of collateral in the form of cash-related instruments, or counterparties may decline to do business with TXU Corp.’s subsidiaries.

In addition, as discussed in this Annual Report on Form 10-K, the terms of certain of TXU Corp.’s financing and other arrangements contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

The operation of power production and energy transportation facilities involves many risks, including start up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency, the occurrence of any of which could result in lost revenues and/or increased expenses. A significant portion of TXU Corp.’s facilities was constructed many years ago. In particular, older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep it operating at peak efficiency. The risk of increased maintenance and capital expenditures arises from (a) increased starting and stopping of generation equipment due to the volatility of the competitive market, (b) any unexpected failure to produce power, including failure caused by breakdown or forced outage, and (c) repairing damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, TXU Corp.’s ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, TXU Corp. could be subject to additional costs and/or the write-off of its investment in the project or improvement.

Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses, including the cost of replacement power. Likewise, TXU Corp.’s ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside its control.

The ownership and operation of nuclear facilities, including TXU Corp.’s ownership and operation of the Comanche Peak generation plant, involve certain risks. These risks include: mechanical or structural problems; inadequacy or lapses in maintenance protocols; the impairment of reactor operation and safety systems due to human error; the costs of storage, handling and disposal of nuclear materials; limitations on the amounts and types of insurance coverage commercially available; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The following are among the more significant of these risks:

•
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

•
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

•
Nuclear Accident Risk - Although the safety record of Comanche Peak and other nuclear reactors generally has been very good, accidents and other unforeseen problems have occurred both in the US and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident could exceed TXU Corp.’s resources, including insurance coverage.

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

TXU Corp. may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if TXU Corp. fails to obtain, maintain or comply with any such approval, the operation of its facilities could be stopped or become subject to additional costs. Further, at some of TXU Corp.’s older facilities, including baseload lignite and coal plants, it may be uneconomical for TXU Corp. to install the necessary equipment, which may cause TXU Corp. to shut down those facilities.

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

The Texas electricity market was deregulated as of January 1, 2002. Competition has resulted, and may continue to result in, declines in customer counts and sales volumes.

While TXU Corp. may now offer prices other than the price-to-beat, it is obligated to offer the price to beat to its residential and small business customers in the historical service territory through January 1, 2007. The results of TXU Corp.’s retail electric operations in its historical service territory are largely dependent upon the amount of headroom available to TXU Corp. in its price-to-beat rate. The margin or “headroom” available in the price-to-beat rate for any REP equals the difference between the price-to-beat rate and the sum of delivery charges and the price that REP pays for power. Headroom may be a positive or a negative number. Since headroom is dependent, in part, on power production and purchase costs, TXU Corp. does not know nor can it estimate the amount of headroom that it will have in its price-to-beat rate. There is no assurance that future adjustments to TXU Corp.’s price-to-beat rate will be adequate to cover future increases in its costs of electricity to serve its price-to-beat rate customers or that TXU Corp.'s price-to-beat rate will not result in negative headroom in the future.

In most retail electric markets outside the historical service territory, TXU Corp.’s principal competitor may be the retail affiliate of the local incumbent utility company. The incumbent retail affiliates have the advantage of long-standing relationships with their customers. In addition to competition from the incumbent utilities and their affiliates, TXU Corp. may face competition from a number of other energy service providers, or other energy industry participants, who may develop businesses that will compete with TXU Corp. and nationally branded providers of consumer products and services. Some of these competitors or potential competitors may be larger and better capitalized than TXU Corp. If there is inadequate margin in these retail electric markets, it may not be profitable for TXU Corp. to enter these markets.

TXU Corp. depends on transmission and distribution facilities owned and operated by other utilities, as well as its own such facilities, to deliver the electricity it produces and sells to consumers, as well as to other REPs. If transmission capacity is inadequate, TXU Corp.’s ability to sell and deliver electricity may be hindered, it may have to forgo sales or it may have to buy more expensive wholesale electricity that is available in the capacity-constrained area. In particular, during some periods transmission access is constrained to some areas of the Dallas-Fort Worth metroplex. TXU Corp. expects to have a significant number of customers inside these constrained areas. The cost to provide service to these customers may exceed the cost to provide service to other customers, resulting in lower headroom. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to TXU Corp.’s customers could negatively impact the satisfaction of its customers with its service.

TXU Corp. offers its customers a bundle of services that include, at a minimum, the electric commodity itself plus transmission, distribution and related services. The prices TXU Corp. charges for this bundle of services or for the various components of the bundle, either of which may be fixed by contract with the customer for a period of time, could fall below TXU Corp.’s underlying cost to obtain the commodities or services.

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells. It is possible that advances in these or other alternative technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with electricity production from traditional power plants like TXU Corp.’s. While demand for electric energy services is generally increasing throughout the US, the rate of construction and development of new, more efficient power production facilities may exceed increases in demand in some regional electric markets. Consequently, where TXU Corp. has facilities, the market value of TXU Corp.’s power production and/or energy transportation facilities could be significantly reduced. Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of TXU Corp.’s facilities. Changes in technology could also alter the channels through which retail electric customers buy electricity.

TXU Corp. is a holding company and conducts its operations primarily through wholly-owned subsidiaries. Substantially all of TXU Corp.’s consolidated assets are held by these subsidiaries. Accordingly, TXU Corp.’s cash flows and ability to meet its obligations and to pay dividends are largely dependent upon the earnings of its subsidiaries and the distribution or other payment of such earnings to TXU Corp. in the form of distributions, loans or advances, and repayment of loans or advances from TXU Corp. The subsidiaries are separate and distinct legal entities and have no obligation to provide TXU Corp. with funds for its payment obligations, whether by dividends, distributions, loans or otherwise.

Because TXU Corp. is a holding company, its obligations to its creditors are structurally subordinated to all existing and future liabilities and existing and future preferred stock of its subsidiaries. Therefore, TXU Corp.’s rights and the rights of its creditors to participate in the assets of any subsidiary in the event that such a subsidiary is liquidated or reorganized are subject to the prior claims of such subsidiary’s creditors and holders of its preferred stock. To the extent that TXU Corp. may be a creditor with recognized claims against any such subsidiary, its claims would still be subject to the prior claims of such subsidiary’s creditors to the extent that they are secured or senior to those held by TXU Corp. Subject to restrictions contained in TXU Corp.’s other financing arrangements, TXU Corp.’s subsidiaries may incur additional indebtedness and other liabilities.

The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact TXU Corp.’s ability to sustain and grow its businesses, which are capital intensive, and would increase its capital costs. TXU Corp. relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. TXU Corp.’s access to the financial markets could be adversely impacted by various factors, such as:

•	changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;
•	inability to access commercial paper markets;
•	a deterioration of TXU Corp.’s credit or the credit of its subsidiaries or a reduction in TXU Corp.’s credit ratings or the credit ratings of its subsidiaries;
•	extreme volatility in TXU Corp.’s markets that increases margin or credit requirements;
•	a material breakdown in TXU Corp.’s risk management procedures;
•	prolonged delays in billing and payment resulting from delays in switching customers from one REP to another; and
•	the occurrence of material adverse changes in TXU Corp.’s businesses that restrict TXU Corp.’s ability to access its liquidity facilities.

A lack of necessary capital and cash reserves could adversely impact the evaluation of TXU Corp.’s credit worthiness by counterparties and rating agencies, and would likely increase its capital costs. Further, concerns on the part of counterparties regarding TXU Corp.’s liquidity and credit could limit its wholesale markets management activities.

As a result of the energy crisis in California during 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by Enron Corporation, accounting irregularities of public companies, and investigations by governmental authorities into energy trading activities, companies in the regulated and nonregulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Accounting irregularities at certain companies in the industry have caused regulators and legislators to review current accounting practices and financial disclosures. The capital markets and ratings agencies also have increased their level of scrutiny. Additionally, allegations against various energy trading companies of “round trip” or “wash” transactions, which involve the simultaneous buying and selling of the same amount of power at the same price and delivery location and provide no true economic benefit, power market manipulation and inaccurate power and commodity price reporting have had a negative effect on the industry. TXU Corp. believes that it is complying with all applicable laws, but it is difficult or impossible to predict or control what effect events and investigations in the energy industry may have on TXU Corp.’s financial condition or access to the capital markets. Additionally, it is unclear what laws and regulations may develop, and TXU Corp. cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or its operations specifically. Any such new accounting standards could negatively impact reported financial results.

TXU Corp. is subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims. Since October 2002, a number of lawsuits have been filed in federal and state courts in Texas against TXU Corp. and various of its officers, directors and underwriters. Such current and potential legal proceedings could result in payments of judgment or settlement amounts. If the settlement agreement between TXU Corp. and the creditors of TXU Europe does not become final and binding, potential claims by such creditors could be material.

The market price of TXU Corp.’s common stock has been volatile in the past, and a variety of factors could cause the price to fluctuate in the future. In addition to the matters discussed above and in TXU Corp.’s other filings under the Securities Exchange Act of 1934, as amended, the following could impact the market price for TXU Corp.’s common stock:

•	developments related to TXU Corp.’s businesses;
•	fluctuations in TXU Corp.’s results of operations;
•	the level of dividends and share repurchases;
•	TXU Corp.’s debt to equity ratios and other credit metrics;
•	effect of significant events relating to the energy sector in general;
•	sales of TXU Corp. securities into the marketplace;
•	general conditions in the industry and the energy markets in which TXU Corp. is a participant;
•	the worldwide economy;
•	an outbreak of war or hostilities;
•	a shortfall in revenues or earnings compared to securities analysts’ expectations;
•	changes in analysts’ recommendations or projections; and
•	actions by credit rating agencies.

Fluctuations in the market price of TXU Corp.’s common stock may be unrelated to TXU Corp.’s performance. General market declines or market volatility could adversely affect the price of TXU Corp.’s common stock and the current market price may not be indicative of future market prices.

The issues and associated risks and uncertainties described above are not the only ones TXU Corp. may face. Additional issues may arise or become material as the energy industry evolves.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by TXU Corp. contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that TXU Corp. expects or anticipates to occur in the future, including such matters as projections, capital allocation and cash distribution policy, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power production assets, market and industry developments and the growth of TXU Corp.’s business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook”), are forward-looking statements. Although TXU Corp. believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed above under “RISK FACTORS THAT MAY AFFECT FUTURE RESULTS” and the following important factors, among others, that could cause the actual results of TXU Corp. to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the FERC, the Commission, the RRC and the NRC, with respect to:

• allowed rates of return;
• industry, market and rate structure;
• purchased power and recovery of investments;
• operations of nuclear generating facilities;
• acquisitions and disposal of assets and facilities;
• operation and construction of plant facilities;
• decommissioning costs;
• present or prospective wholesale and retail competition;
• changes in tax laws and policies; and
• changes in and compliance with environmental and safety laws and policies;

•	continued implementation of, and “sunset” provisions regarding, the 1999 Restructuring Legislation;
•	legal and administrative proceedings and settlements;
•	general industry trends;
•	power generation costs (including repair costs) and availability;
•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;
•	unanticipated population growth or decline, and changes in market demand and demographic patterns;
•	changes in business strategy, development plans or vendor relationships;
•	TXU Corp.’s ability to implement the initiatives that are part of its restructuring, operational improvement and cost reduction program, and the terms upon which those initiatives are executed;
•	competition for retail and wholesale customers;
•	access to adequate transmission facilities to meet changing demands;
•	pricing and transportation of crude oil, natural gas and other commodities;
•	unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;
•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;
•	commercial bank market and capital market conditions;
•	competition for new energy development and other business opportunities;
•	inability of various counterparties to meet their obligations with respect to TXU Corp.’s financial instruments;
•	changes in technology used by and services offered by TXU Corp.;
•	significant changes in TXU Corp.’s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;
•	significant changes in critical accounting policies material to TXU Corp.; and
•	actions by credit rating agencies.

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

TXU CORP.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

The management of TXU Corp. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) for the company. TXU Corp.’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition or the deterioration of compliance with procedures or policies.

The management of TXU Corp. performed an evaluation as of December 31, 2004 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control - Integrated Framework. Based on the review performed, management believes that as of December 31, 2004 TXU Corp.'s internal control over financial reporting was effective.

The independent registered public accounting firm of Deloitte & Touche LLP as auditors of the consolidated financial statements of TXU Corp. has issued an attestation report on management’s assessment of TXU Corp.’s internal control over financial reporting.

/s/ C. JOHN WILDER	/s/ KIRK R. OLIVER
C. John Wilder, President	Kirk R. Oliver, Executive Vice President
and Chief Executive	and Chief Financial Officer

March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TXU Corp.:
We have audited management’s assessment, included in the accompanying Managements’ Annual Report on Internal Control over Financial Reporting that TXU Corp. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of TXU Corp. and subsidiaries and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004).

Dallas, Texas
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TXU Corp.:

We have audited the accompanying consolidated balance sheets of TXU Corp. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related statements of consolidated income, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TXU Corp. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 3 to the Notes to Financial Statements, the Company changed its method of accounting for stock based compensation with the election to early adopt Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment.

As discussed in Note 3 to the Notes to Financial Statements, the Company changed its method of accounting for certain contracts with the rescission of Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities.

Dallas, Texas
March 16, 2005

TXU CORP. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2004	2003	2002
	(millions of dollars, except per share amounts)

Operating revenues	$9,308	$8,600	$8,094

Costs and expenses:
Cost of energy sold and delivery fees	3,847	3,640	3,199
Operating costs	1,429	1,389	1,354
Depreciation and amortization	760	724	733
Selling, general and administrative expenses	1,091	907	1,046
Franchise and revenue-based taxes	367	390	428
Other income	(148)	(58)	(41)
Other deductions	1,172	42	533
Interest income	(28)	(36)	(33)
Interest expense and related charges	695	784	693
Total costs and expenses	9,185	7,782	7,912

Income from continuing operations before income taxes, extraordinary
gain (loss) and cumulative effect of changes in accounting principles	123	818	182

Income tax expense	42	252	77

Income from continuing operations before extraordinary gain (loss) and
cumulative effect of changes in accounting principles	81	566	105

Income (loss) from discontinued operations, net of tax effect	378	74	(4,181)

Extraordinary gain (loss), net of tax effect	16	─	(134)

Cumulative effect of changes in accounting principles, net of tax effect	10	(58)	─

Net income (loss)	$485	$582	$(4,210)

Exchangeable preferred membership interest buyback premium (Note 9)	849	─	─

Preference stock dividends	22	22	22

Net income (loss) available for common stock	$(386)	$560	$(4,232)

Average shares of common stock outstanding (millions):
Basic	300	322	278
Diluted	300	379	278

Per share of common stock─ Basic:
Income from continuing operations before extraordinary gain (loss) and
cumulative effect of changes in accounting principles	$0.27	$1.76	$0.37
Exchangeable preferred membership interest buyback premium	(2.83)	─	─
Preference stock dividends	(0.07)	(0.07)	(0.08)
Net income (loss) from continuing operations available for common stock	(2.63)	1.69	0.29
Income (loss) from discontinued operations, net of tax effect	1.26	0.23	(15.04)
Extraordinary gain (loss), net of tax effect	0.05	─	(0.48)
Cumulative effect of changes in accounting principles, net of tax effect	0.03	(0.18)	─
Net income (loss) available for common stock	(1.29)	1.74	(15.23)

Per share of common stock─ Diluted:
Income from continuing operations before extraordinary gain (loss) and
cumulative effect of changes in accounting principles	$0.27	$1.63	$0.37
Exchangeable preferred membership interest buyback premium	(2.83)	─	─
Preference stock dividends	(0.07)	(0.06)	(0.08)
Net income (loss) from continuing operations available for common stock	(2.63)	1.57	0.29
Income (loss) from discontinued operations, net of tax effect	1.26	0.20	(15.04)
Extraordinary gain (loss), net of tax effect	0.05	─	(0.48)
Cumulative effect of changes in accounting principles, net of tax effect	0.03	(0.15)	─
Net income (loss) available for common stock	$(1.29)	$1.62	$(15.23)
Dividends declared	0.938	0.50	1.925
See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2004	2003	2002
		(millions of dollars)
Components related to continuing operations:

Income from continuing operations before extraordinary gain (loss) and
cumulative effect of changes in accounting principles	$81	$566	$105

Other comprehensive income (loss), net of tax effects:

Minimum pension liability adjustments (net of tax (expense) benefit of
($7), ($25) and $35)	14	46	(65)

Cash flow hedges:
Net change in fair value of derivatives (net of tax benefit of $40,
$108 and $118)	(74)	(201)	(220)
Amounts realized in earnings during the year (net of tax expense
of $23, $128 and $30)	43	238	56

Total	(17)	83	(229)

Comprehensive income (loss) from continuing operations	64	649	(124)

Components related to discontinued operations:

Income (loss) from discontinued operations, net of tax effect	378	74	(4,181)

Minimum pension liability adjustments (net of tax (expense) benefit
of ($5), ($4) and $10)	10	8	(18)

Cumulative foreign currency translation adjustment	(145)	302	329

Cash flow hedges:
Net change in fair value of derivatives (net of tax benefit of
$─, $29 and $36)	─	(67)	(81)
Amounts realized in earnings during the year (net of tax (expense)
benefit of $3,($37) and ($62))	(6)	86	143

Total	(141)	329	373

Comprehensive income (loss) from discontinued operations	237	403	(3,808)

Extraordinary gain (loss), net of tax effect	16	─	(134)

Cumulative effect of changes in accounting principles, net of tax effect	10	(58)	─

Comprehensive income (loss)	$327	$994	$(4,066)

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
	Year Ended December 31,
	2004	2003	2002
	(millions of dollars)
Cash flows — operating activities
Income from continuing operations before extraordinary gain (loss) and cumulative
effect of changes in accounting principles	$81	$566	$105
Adjustments to reconcile income from continuing operations before extraordinary gain (loss) and cumulative effect of changes in accounting principles to cash provided by operating activities:
Depreciation and amortization	826	791	804
Deferred income taxes and investment tax credits — net	(11)	(40)	21
Losses on early extinguishment of debt	416	─	40
Asset writedowns and lease-related charges	376	─	237
Net gain from sales of assets	(135)	(45)	(30)
Net effect of unrealized mark-to-market valuations of commodity contracts	109	100	113
Litigation settlement charge	84	─	─
Bad debt expense	90	119	160
Stock-based compensation expense	56	25	1
Net equity (income) loss from unconsolidated affiliates and joint ventures	(1)	17	255
Change in regulatory-related liabilities	(70)	(144)	34
Changes in operating assets and liabilities:
Accounts receivable - trade	(246)	173	(632)
Impact of accounts receivable sales program	(73)	100	(15)
Inventories	15	(46)	(48)
Accounts payable - trade	185	(24)	108
Commodity contract assets and liabilities	(5)	24	(45)
Margin deposits - net	34	25	─
Other - net assets	(133)	290	(97)
Other - net liabilities	160	482	41
Cash provided by operating activities	1,758	2,413	1,052
Cash flows — financing activities
Issuances of securities:
Long-term debt	5,090	2,846	4,446
Common stock	112	23	1,274
Retirements/repurchases of securities:
Long-term debt held by subsidiary trusts	(546)	─	─
Equity-linked debt securities	(1,105)	─	─
Other long-term debt	(3,088)	(2,187)	(3,407)
Exchangeable preferred membership interests	(750)	─	─
Preferred securities of subsidiaries	(75)	(98)	─
Common stock	(4,687)	─	─
Change in notes payable:
Commercial paper	─	─	(854)
Banks	210	(2,305)	1,490
Cash dividends paid:
Common stock	(150)	(160)	(652)
Preference stock	(22)	(22)	(22)
Premium paid for redemption of exchangeable preferred membership interests	(1,102)	─	─
Redemption deposits applied to debt retirements	─	210	(210)
Debt premium, discount, financing and reacquisition expenses	(406)	(38)	(283)
Cash provided by (used in) financing activities	(6,519)	(1,731)	1,782
Cash flows — investing activities
Capital expenditures	(912)	(721)	(813)
Dispositions of businesses	4,814	14	─
Acquisition of telecommunications partner’s interest	─	(150)	─
Proceeds from sales of assets	27	10	447
Change in collateral trust	525	(525)	─
Nuclear fuel	(87)	(44)	(51)
Other, including transaction costs	(87)	16	(186)
Cash provided by (used in) investing activities	4,280	(1,400)	(603)
Effect of exchange rate changes on cash and cash equivalents	─	─	6
Cash provided (used by) discontinued operations	(242)	34	(919)
Net change in cash and cash equivalents	(723)	(684)	1,318
Cash and cash equivalents ─ beginning balance	829	1,513	195
Cash and cash equivalents ─ ending balance	$106	$829	$1,513

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2004	2003
ASSETS	(millions of dollars)

Current assets:
Cash and cash equivalents	$106		$829
Restricted cash	49		12
Accounts receivable — trade	1,274		1,016
Income taxes receivable	25		─
Inventories	320		419
Commodity contract assets	546		548
Accumulated deferred income taxes	224		94
Assets of telecommunications holding company	─		110
Other current assets	249		196
Total current assets	2,793		3,224
Investments:
Restricted cash	47		582
Other investments	664		632
Property, plant and equipment — net	16,676		16,803
Goodwill	542		558
Regulatory assets — net	1,891		1,872
Commodity contract assets	315		109
Cash flow hedge and other derivative assets	6		88
Other noncurrent assets	283		214
Assets held for sale (Note 4)	24		7,202

Total assets	$23,241		$31,284

LIABILITIES, PREFERRED SECURITIES OF SUBSIDIARIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable - banks	$210	$	─
Long-term debt due currently	229		678
Accounts payable — trade	950		790
Commodity contract liabilities	491		502
Litigation and other settlement accruals	391		─
Liabilities of telecommunications holding company	─		603
Other current liabilities	1,445		1,322
Total current liabilities	3,716		3,895
Accumulated deferred income taxes	2,721		3,599
Investment tax credits	405		430
Commodity contract liabilities	347		47
Cash flow hedge and other derivative liabilities	195		240
Long-term debt held by subsidiary trusts (Note 10)	─		546
All other long-term debt, less amounts due currently	12,412		10,608
Other noncurrent liabilities and deferred credits	2,762		2,289
Liabilities held for sale (Note 4)	6		2,952
Total liabilities	22,564		24,606
Preferred securities of subsidiaries (Note 9)	38		759
Contingencies (Note 18)
Shareholders’ equity (Note 11)	639		5,919
Total liabilities, preferred securities of subsidiaries and shareholders’ equity	$23,241		$31,284

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2004	2003	2002
	(millions of dollars)
Preference stock
Balance at end of year	$300	$300	$300
Common stock without par value — authorized shares — 1,000,000,000
Balance at beginning of year	48	7,995	6,560
Issuance of 46,800,000 shares in public offering	─	─	1,084
Issuances under Direct Stock Purchase and Dividend Reinvestment Plan:
(2004 — 110,014 shares; 2003 — 508,379 shares;
and 2002 — 1,069,264 shares)	4	10	40
Recording of contract adjustment payment liability related to
equity-linked debt securities	─	─	(48)
Effects of awards under Long-Term Incentive Compensation Plan	5	19	(3)
Issuance of shares under equity-linked debt securities (2004 - 1,817,371;
2002 - 8,365,133)	101	─	349
Special allocation to Thrift Plan by LESOP trustee	3	4	8
Reclassification of stated capital to additional paid in capital	─	(7,986)	─
Cancellation of common stock repurchased	(161)	─	─
Other	2	6	5
Balance at end of year ( 2004 — 239,852,880 shares; 2003 — 323,883,092
shares; and 2002 — 321,974,000 shares)	2	48	7,995
Additional paid in capital
Balance at beginning of year	8,097	111	─
Common stock repurchases (2004 — 84,257,444 shares)	(4,737)	─	─
Net premium on repurchase of exchangeable preferred membership interests	(849)	–	–
Discount on repurchase of equity-linked debt securities (related to
equity component) and reversal of contract adjustment payment liability	96	─	─
Effects of awards under Long-Term Incentive Compensation Plan	38	─	─
Reclassification of stated capital to additional paid in capital	─	7,986	─
Cancellation of common stock repurchased	161	─	─
Discount on 9% exchangeable subordinated notes of Energy	─	─	111
Balance at end of year	2,806	8,097	111
Retained earnings:
Balance at beginning of year	(2,498)	(2,900)	1,863
Net income (loss)	485	582	(4,210)
Dividends declared on common stock ($0.938, $0.50 and $1.925 per share)	(251)	(160)	(533)
Dividends on preference stock ($7,240, $7,240 and $7,240 per share)	(22)	(22)	(22)
LESOP dividend deduction tax benefit and other	3	2	2
Balance at end of year	(2,283)	(2,498)	(2,900)

TXU CORP. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY (CONT.)

	Year Ended December 31,
	2004	2003	2002
	(millions of dollars)
Accumulated other comprehensive loss, net of tax effects:
Foreign currency translation adjustments:
Balance at beginning of year	145	(157)	(654)
Change during the year	(90)	302	329
Amounts related to disposed businesses	(55)	─	168
Balance at end of year	─	145	(157)
Minimum pension liability adjustments:
Balance at beginning of year	(38)	(92)	(9)
Change during the year	23	54	(83)
Amounts related to disposed businesses	1	─	─
Balance at end of year	(14)	(38)	(92)
Cash flow hedges (SFAS 133):
Balance at beginning of year	(135)	(191)	(104)
Change during the year	(38)	56	(102)
Amounts related to disposed businesses	1	─	15
Balance at end of year	(172)	(135)	(191)
Total accumulated other comprehensive loss	(186)	(28)	(440)
Total common stock equity	339	5,619	4,766
Shareholders’ equity	$639	$5,919	$5,066

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.	BUSINESS RESTRUCTURING AND OTHER ACTIONS

TXU Corp. is a holding company conducting its operations principally through its TXU Energy Holdings and TXU Electric Delivery subsidiaries. TXU Energy Holdings is engaged in electricity generation and retail and wholesale energy sales. TXU Electric Delivery engages in regulated electricity transmission and distribution operations.

TXU Corp. has two reportable segments: TXU Energy Holdings and TXU Electric Delivery. (See Note 19 for further information concerning reportable business segments.)

Mr. C. John Wilder, who was named president and chief executive of TXU Corp. in February 2004, and senior management reviewed TXU Corp.’s operations during 2004 to identify and implement strategic initiatives designed to improve operational and financial performance. Areas reviewed included:

•	Noncore business activities;
•	Cost effectiveness of generation operations;
•	Administrative cost structure, including organizational alignments and headcount;
•	Debt portfolio and capital structure; and
•	Opportunities to improve retail customer service.

Management believes that its actions in 2004 have resulted in sustainable profitability improvements, principally through streamlining of the organization, optimization of energy supply costs and improved customer retention. In addition, increased focus on income tax, litigation and other contingencies has resulted in significant progress in resolving these matters. These activities have resulted in unusual charges and credits impacting 2004 income from continuing operations, summarized as follows and discussed below in more detail:

	Income Statement	Charge/(Credit) to Earnings
	Classification	Pretax	After-tax
TXU Energy Holdings segment:
Charges related to leased equipment	Other deductions	$180	$117
Software write-off	Other deductions	107	70
Employee severance costs	Other deductions	107	69
Power purchase contract termination	Other deductions	101	66
Spare parts inventory write-down	Other deductions	79	51
Outsourcing transition costs	Other deductions	10	6
Other asset impairments	Other deductions	6	4
Other charges	Operating costs/SG&A	8	6
Recognition of deferred gain on plant sales	Other income	(58)	(38)
Gain on sale of undeveloped properties	Other income	(19)	(12)
TXU Electric Delivery segment:
Employee severance costs	Other deductions	20	13
Rate case settlement reserve	Other deductions	21	14
Outsourcing transition costs	Other deductions	4	3
Software write-off and asset impairment	Other deductions	4	2
Other charges	Operating costs/SG&A	2	1
Corporate and other:
Debt extinguishment losses	Other deductions	416	382
Litigation accrual	Other deductions	86	56
Executive compensation	SG&A	52	52
Consulting and professional fees	SG&A	54	35
Employee severance costs	Other deductions	5	3
Other charges	Other deductions	5	3
Recognition of TXU Europe income tax benefit	Income taxes	─	(75)

Total		$1,190	$828

In addition, income from discontinued operations totaled $378 million in 2004, reflecting the recognition of additional tax benefits related to the write-off of the investment in TXU Europe, the dispositions of TXU Australia and TXU Gas and a charge related to the settlement of potential claims related to TXU Europe. (See Note 4 to Financial Statements.)

Following is a discussion of the major activities associated with the restructuring plan:

Sale of TXU Australia

In July 2004, TXU Corp. completed the sale of TXU Australia to Singapore Power Ltd. for $1.9 billion in cash and $1.7 billion in assumed debt, and recorded a gain on sale of $371 million ($241 million after-tax). TXU Australia’s operations consisted of a portfolio of competitive and regulated energy businesses, principally in Victoria and South Australia, with 2003 revenues of approximately $1.1 billion. The results of TXU Australia and the gain on sale are reported as discontinued operations as discussed in Note 4 to Financial Statements.

Sale of TXU Fuel

In June 2004, TXU Corp. completed the sale of the assets of TXU Fuel, the former intrastate gas transportation subsidiary of TXU Energy Holdings, to Energy Transfer Partners, L.P. for $500 million in cash. TXU Fuel had 2003 revenues of approximately $65 million, the majority of which represented gas transportation fees from TXU Energy Holdings. As part of the transaction, TXU Energy Holdings entered into a transportation agreement, intended to be market-price based, with the new owner to transport gas to TXU Energy Holdings’ generation plants. Because of the continuing involvement in the business through the transportation agreement, the pretax gain related to the sale of $375 million will be recognized over the eight-year life of the transportation agreement, and the business has not been accounted for as a discontinued operation. The pretax gain is net of $16 million of TXU Energy Holdings goodwill allocated to TXU Fuel.

TXU Gas Transaction

In October 2004, Atmos Energy Corporation and TXU Gas completed a merger by division, which resulted in TXU Corp.’s disposition of the operations of TXU Gas for $1.9 billion in cash. TXU Gas was largely a regulated business engaged in the purchase, transmission, distribution and retail sale of natural gas with 2003 revenues of approximately $1.3 billion. The results of TXU Gas, as well as charges related to the sale of $108 million ($193 million after-tax), are reported as discontinued operations as discussed in Note 4 to Financial Statements.

In October 2004, TXU Corp. redeemed or legally defeased $429 million principal amount of TXU Gas debt. In addition, all of the outstanding shares of TXU Gas’ preferred stock with a liquidation value of $75 million were redeemed in November 2004.

Capgemini Outsourcing Agreement

In May 2004, TXU Corp. entered into a services agreement with Capgemini Energy LP (Capgemini), a new company initially providing business process support services to TXU Corp. only, but immediately implementing a plan to offer similar services to other utility companies. Under the ten-year agreement, over 2,500 employees transferred from subsidiaries of TXU Corp. to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee, subject to adjustment for volumes or other factors, include information technology, customer call center, billing, human resources, supply chain and certain accounting activities. TXU Corp. expects that the Capgemini arrangement will result in lower costs and improved service levels.

As part of the agreement, Capgemini was provided a royalty-free right, under an asset license arrangement, to use TXU Corp.’s information technology assets, consisting primarily of capitalized software. A portion of the software was in development and had not yet been placed in service. As a result of outsourcing its information technology activities, TXU Corp. no longer intends to develop the majority of these projects and from TXU Corp.’s perspective the software is abandoned. The agreements with Capgemini do not require that any software in development be completed and placed in service. Consequently, the carrying value of these software projects was written off, resulting in a charge of $109 million ($71 million after-tax). TXU Corp. expects to rely on Capgemini for future enhancements and modifications to the software in use at the time of the transaction.

TXU Corp. obtained a 2.9% limited partnership interest in Capgemini in exchange for the asset license described above. TXU Corp. has the right to sell (the “put option”) its interest and the licensed software to Cap Gemini North America Inc. for $200 million, plus its share of Capgemini’s undistributed earnings, upon expiration of the services agreement or earlier upon the occurrence of certain unexpected events. Cap Gemini North America Inc. has the right to purchase these interests under the same terms and conditions. The partnership interest has been recorded at an initial value of $2.9 million and is being accounted for on the cost method.

TXU Corp. has recorded the fair value of the put option, estimated at $177 million, as a noncurrent asset. Of this amount, $169 million was recorded as a reduction to the carrying value of the licensed software. This accounting is in accordance with guidance related to sales and licensing of internally developed software described in AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The difference of $8 million, which represented the fair value of the assumed cash distributions and gains while holding the partnership interest for the period prior to exercise of the put, was recorded as a noncurrent deferred credit. The remaining balance of the software is being amortized over the estimated remaining useful lives.

Also as part of the agreement, TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former TXU Corp. employees terminated within 18 months of their transfer to Capgemini. Accordingly, TXU Corp. recorded a $40 million ($26 million after-tax) charge for severance expense in the second quarter of 2004. In addition, TXU Corp. committed to pay up to $25 million for costs associated with transitioning the outsourced activities to Capgemini. Transition expenses of $14 million ($9 million after-tax) were recorded by TXU Corp. during 2004, and the remainder are expected to be expensed as incurred in 2005.

Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreement, as well as the payment of $200 million in connection with the put option.

In July 2004, TXU Corp. loaned Capgemini $25 million for working capital purposes pursuant to a promissory note that bears interest at a then market-based annual rate of 4% and matures in July 2019.

Generation Facility Closures and Sales

In December 2004, TXU Corp. committed to immediately cease operating for its own benefit nine leased gas-fired combustion turbines, and recorded a charge of $157 million ($102 million after-tax). The charge represents the present value of the future lease payments related to the turbines, net of estimated sublease proceeds. The leases expire in 2017 and 2018. TXU Corp. is currently evaluating opportunities with respect to the turbines, including subleasing the turbines to third parties or decommissioning the turbines. During this evaluation period, the turbines will be available to ERCOT only for system reliability purposes.

In November 2004, TXU Corp. announced plans to deactivate, or mothball, eight gas-fired operating units due to electric industry market conditions in Texas. The units were more than 30 years old and had operated only sparingly during the last two years. The facility closures resulted in employee severance costs of $7 million ($5 million after-tax).

In the second quarter of 2004, TXU Corp. initiated a plan to sell the Pedricktown, New Jersey 122 MW power production facility and exit the related power supply and gas transportation agreements. Accordingly, TXU Corp. recorded an impairment charge of $26 million ($17 million after-tax) to write down the facility to estimated fair market value. The results of the business and the impairment charge are reported in discontinued operations, as discussed in Note 4 to Financial Statements.

In March 2004, TXU Corp. announced the planned permanent retirement, completed in the second quarter of 2004, of eight gas-fired operating units. TXU Corp. also temporarily closed four other gas-fired units and placed them under evaluation for retirement. A majority of the 12 units were designated as “peaking units” and operated only during the summer for many years and had operated only sparingly during the last two years. TXU Corp. also closed its Winfield North Monticello lignite mine in Texas, as it was no longer economical to operate when compared to the cost of purchasing coal to fuel the adjacent generation facility. A total charge of $8 million ($5 million after-tax) was recorded for employee severance costs and impairments related to the various facility closures.

As a result of the various actions in 2004, TXU Corp. will permanently or temporarily deactivate over 40% of its gas-fired generating capacity in Texas, representing 4,572 MW of capacity.

Other Actions Related to Generation Operations

In December 2004, TXU Corp. executed an agreement to terminate, for a payment of $172 million, an existing power purchase and tolling agreement that would have expired in 2006. The agreement was entered into in connection with the sale of two generation plants to the counterparty in 2001. As a result of the transaction, TXU Corp. recorded a charge of $101 million ($66 million after-tax). The charge represents the payment amount less the remaining out-of-the-money liability related to the agreement originally recorded at its inception. TXU Corp. also recorded a gain of $58 million ($38 million after-tax), representing the remaining deferred gains from the sale of the two plants.

In October 2004, TXU Corp. entered into an agreement to terminate the operating lease for certain mining equipment for approximately $28 million in cash, effective November 1, 2004. The lease termination resulted in a charge of $21 million ($14 million after-tax). TXU Corp. entered into a short-term lease with an unrelated third party for the equipment, which is expected to be taken out of service at the expiration of the lease.

As part of a review of its generation asset portfolio in the second quarter of 2004, TXU Corp. completed a review of its spare parts and equipment inventory to determine the appropriate level of such inventory. The review included nuclear, coal and gas-fired generation-related facilities. As a result of this review, TXU Corp. recorded a charge of $79 million ($51 million after-tax), to reflect excess inventory on hand and to write down carrying values to scrap values.

Organizational Realignment and Headcount Reductions

During 2004, management completed a comprehensive organizational review, including an analysis of staffing requirements. As a result, TXU Corp. completed a self-nomination severance program and other involuntary severance actions, and recorded severance charges totaling $77 million ($49 million after-tax).

Liability and Capital Management

TXU Corp. utilized cash proceeds from the sale of TXU Australia, TXU Gas and TXU Fuel and other assets sales as well as cash provided from operations and lower-cost debt issuances to increase value and reduce risks through an ongoing liability management initiative. Largely under this initiative, in 2004 TXU Corp. repurchased or legally defeased $3.6 billion of debt securities (including equity-linked debt securities and debt held by subsidiary trusts). In addition, TXU Corp. repurchased $6.7 billion of common equity and other securities.

The following debt securities were repurchased or legally defeased in 2004:

	Principal	Debt
	Amount	Extinguishment
	Repurchased	Losses (pretax)
TXU Corp.
Floating Convertible Senior Notes due July 15, 2033	$500	$315
4.446% Fixed Senior Notes Series K (equity-linked) due
November 16, 2006	450	23
5.450% Fixed Senior Notes Series L (equity-linked) due
November 16, 2007	399	22
5.800% Fixed Senior Notes Series M (equity-linked) due May 16, 2008	256	23
7.250% Long-term debt held by subsidiary trust (Capital I Trust)	237	7
8.700% Long-term debt held by subsidiary trust (Capital II Trust)	155	4
6.375% Fixed Senior Notes Series J due June 15, 2006	117	7
Other, including unamortized debt expenses and retirement fees	─	14
TXU Gas
Floating Rate long-term debt held by subsidiary trust (Capital I Trust)	154	─
7.125% Fixed Notes due June 15, 2005	150	─
6.564% Fixed Remarketed Reset Notes due January 1, 2008	125	─
TXU Electric Delivery
7.625% Fixed First Mortgage Bonds due July 1, 2025(a)	215	─
7.375% Fixed First Mortgage Bonds due October 1, 2025(a)	178	─
TXU Energy Holdings
2.838% Floating Rate Senior Notes due January 17, 2006	400	─
Brazos River Authority Pollution Control Revenue Bonds - 4.950% Fixed
Series 2001A due October 1, 2030, remarketing date April 1, 2004(b)	121
Brazos River Authority Pollution Control Revenue Bonds -
portions of Series 2003C, 2002A, 2001C, 2001D, and 1995B	100	1

Total	$3,557	$416
_________________
(c)	Repurchased with the proceeds from the securitization (transition) bonds issuance in June 2004.
(d)	Purchased upon mandatory tender.

TXU Corp. also repurchased the following securities during 2004:

	Purchase Price	Common Shares Repurchased (in millions)

Common equity - accelerated share repurchase programs (including fees)
and open market repurchases	$4,737	84.3
Exchangeable preferred membership interests of TXU Energy Holdings	1,852	―
Preferred stock of TXU Gas	75	―

Total	$6,664	84.3

See Notes 7, 8, 10 and 11 for further detail of debt issuances and retirements, financing arrangements, repurchase of exchangeable preferred membership interests, debt held by unconsolidated subsidiary trusts and capitalization.

Contingencies Update

See Note 18 to Financial Statements for more detailed discussion of contingencies. Following is a description of the progress and status of certain matters related to income taxes, litigation and other potential claims:

Recognition of Income Tax Benefits

On its US federal income tax return for calendar year 2002, TXU Corp. claimed an ordinary loss deduction related to the worthlessness of TXU Corp.'s investment in TXU Europe, the tax benefit of which was estimated to be $983 million (assuming the deduction is sustained on audit). Due to a number of uncertainties regarding the proper tax treatment of the worthlessness loss, no portion of the tax benefit related to TXU Corp.’s 2002 write-off of its investment in TXU Europe was recognized in income prior to 2004.

In June 2004, the IRS issued a preliminary notice of proposed adjustment proposing to disallow the 2002 worthlessness deduction and treat the worthlessness as a capital loss (deductible only against capital gains). In addition, in 2004 TXU Corp. revised the estimates of capital losses and ordinary deductions expected from the worthlessness deduction utilization. Accordingly, in 2004 TXU Corp. recorded a tax benefit of $755 million related to the TXU Europe worthlessness deduction, which reflects expected utilization of the capital loss deduction against capital gains realized in 2004 and prior periods. The benefit recognized also included $220 million for deductions related to the write-off of the investment in TXU Europe expected to be sustained as ordinary as a result of the preliminary notice.

Benefits arising from the resolution of uncertainty regarding utilization of deductions in the year the TXU Europe investment was written-off or in a prior year have been reported in discontinued operations. Additional such benefits arising from subsequent sales of businesses classified as discontinued operations have also been reported in discontinued operations. Accordingly, of the total $755 million benefit recognized in 2004, $680 million was reported in discontinued operations. The remaining $75 million reported in continuing operations relates to the capital gain arising from the sale of the assets of TXU Fuel, the historical operations of which have been classified as continuing operations. Additional tax benefits may be recognized in the future upon final resolution with the IRS of all matters related to the TXU Europe worthlessness deduction or identification of applicable tax planning strategies.

See Note18 for discussion of income tax contingencies related to TXU Europe and other matters.

Litigation

During the second quarter of 2004, management assessed the progress and status of matters in litigation, and in anticipation of resolution, an accrual of $100 million ($65 million after-tax) was recorded. In January 2005, TXU Corp. reached a comprehensive settlement regarding the consolidated amended securities class action lawsuit initially filed in October 2002. The agreement included a one-time payment to the class members of $150 million, of which $66 million in reimbursement from insurance carriers has been agreed upon. As a result, the previously recorded expense accrual was reduced by $16 million ($10 million after-tax) in the fourth quarter of 2004. The settlement is contingent upon final court approval.

Potential Claims Related to TXU Europe

In January 2005, TXU Corp. executed a comprehensive agreement resolving potential claims relating to TXU Europe. Results from discontinued operations in 2004 include an accrual of $220 million ($143 million after-tax) for an expected payment of that amount under the terms of the agreement. A substantial portion of the payment may be recovered from insurance carriers. The agreement is contingent upon creditor approval and the receipt of formal releases.

Rate Case Settlement

In the fourth quarter of 2004, TXU Electric Delivery recorded a $21 million ($14 million after-tax) charge for estimated settlement payments. The settlement, which was finalized February 22, 2005, is the result of a number of municipalities initiating an inquiry regarding distribution rates. The agreement avoids any immediate rate actions, but would require TXU Electric Delivery to file a rate case in 2006, based on a 2005 test year, unless the municipalities and TXU Electric Delivery mutually agree that such a filing is unnecessary. The final settlement amounts are being determined; however, TXU Electric Delivery believes the total will closely approximate the amount accrued.

2.	SIGNIFICANT ACCOUNTING POLICIES AND CHANGES IN ACCOUNTING STANDARDS

Basis of Presentation — The consolidated financial statements of TXU Corp. have been prepared in accordance with accounting principles generally accepted in the US and on the same basis as the audited financial statements included in its 2003 Form 8-K, except for changes in estimates of depreciable lives of assets and the early adoption of SFAS 123R as discussed below. In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. The financial statements reflect reclassification of prior period amounts to conform to the current period presentation. All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Use of Estimates — The preparation of TXU Corp.’s financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including mark-to-market valuation adjustments. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

Earnings Per Share — Basic earnings per share available to common shareholders are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share include the effect of all potential issuances of common shares under terms of certain debt and other securities and share compensation arrangements. In 2004, results from continuing operations before extraordinary items and cumulative effect of changes in accounting principles, net of the exchangeable preferred membership buyback premium ($849 million) and preference stock dividends, represented a loss. Consequently, consideration of potential common share issuances results in antidilution, and basic earnings per share is equal to diluted earnings per share.

The exchangeable preferred membership interests, which were repurchased in April 2004, were convertible to 57 million shares of common stock based on an exercise price of $13.1242 per share. For 2003, the securities were dilutive resulting in addition of 57 million shares to diluted average shares, and earnings available for common stock were increased by $53 million for purposes of computing diluted earnings per share. For 2002, these securities were antidilutive.

Financial Instruments and Mark-to-Market Accounting — TXU Corp. enters into financial instruments, including options, swaps, futures, forwards and other contractual commitments primarily to manage commodity prices and interest rate risks. In accordance with SFAS 133, the fair value of each derivative is recognized on the balance sheet and changes in the fair value recognized in earnings. This recognition is referred to as “mark-to-market” accounting. However, if certain criteria are met, TXU Corp. may elect the normal purchase and sale exception or may designate the derivative as a cash flow or fair value hedge. As these elections can reduce the volatility in earnings resulting from fluctuations in fair value, results of operations could be materially affected by such elections. A cash flow hedge mitigates the risk associated with variable future cash flows (e.g., a future sale at market prices), while a fair value hedge mitigates risk associated with fixed future cash flows (e.g., debt with fixed interest rate payments).

In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset in other comprehensive income. Amounts remain in other comprehensive income, provided the underlying transactions remain probable of occurring, and are reclassified into earnings as the underlying transactions occur. Fair value hedges are recorded as derivative assets or liabilities with an offset to the carrying value of the related asset or liability. Any ineffectiveness associated with the hedges is recorded in earnings. TXU Corp. did not recognize any ineffectiveness related to fair value hedges in 2004.

Revenue Recognition — TXU Corp. records revenue from electricity sales and delivery service under the accrual method. Revenues are recognized when power or delivery is provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value provided from the meter reading date to the end of the period. The unbilled revenue is calculated at the end of the period based on estimated daily consumption after the meter read date to the end of the period. For retail electric sales, estimated daily consumption is derived using historical customer profiles adjusted for weather and other measurable factors affecting consumption.

Realized and unrealized gains and losses from transacting in energy-related contracts, principally for the purpose of hedging margins on sales of energy, are reported as a component of revenues.

Accounting for Contingencies — The financial results of TXU Corp. may be affected by judgments and estimates related to loss contingencies. Accruals for loss contingencies are recorded when management determines that it is probable that an asset has been impaired or a liability has been incurred and that such economic loss can be reasonably estimated. Such determinations are subject to interpretations of current facts and circumstances, forecasts of future events and estimates of the financial impacts of such events.

Regulatory Assets and Liabilities — The financial statements of TXU Corp.’s regulated electricity delivery operations reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS 71. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See discussion in Note 17).

See Note 5 for a discussion of the extraordinary gain recorded in 2004 and the extraordinary loss recorded in 2002 related to the adjustments in the carrying value of TXU Corp.’s regulatory asset subject to securitization.

Investments — Deposits in a nuclear decommissioning trust fund are accounted for as trading securities and are therefore carried at fair value in the balance sheet. Investments in unconsolidated business entities over which TXU Corp. has significant influence but does not maintain effective control, generally representing ownership of at least 20% and not more than 50% of common equity, are accounted for under the equity method. Assets related to employee benefit plans are held to satisfy deferred compensation liabilities and are recorded at market value. (See Note 6 - Investments).

Property, Plant and Equipment — Properties are stated at original cost. The cost of property additions includes direct labor and materials and applicable overhead, including payroll-related costs.

Depreciation of TXU Corp.’s property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the properties. Depreciation includes the effect of asset retirement obligations as prescribed by SFAS 143 (see Note 3). As is common in the industry, TXU Corp. records depreciation expense using composite depreciation rates that reflect blended estimates of the lives of major asset components as compared to depreciation expense calculated on an asset-by-asset basis. Consolidated depreciation expense as a percent of average depreciable property approximated 2.3% for 2004, 2.5% for 2003 and 2.7% for 2002.

Effective January 1, 2004, the estimates of depreciable lives of lignite-fired generation facilities were extended an average of nine years to better reflect the useful lives of the assets, and depreciation rates for the Comanche Peak nuclear generating plant were decreased as a result of an increase in the estimated lives of boiler and turbine generator components of the plant by an average of five years. The net impact of these changes was a reduction in depreciation expense of $44 million ($29 million after-tax, or $0.10 per share) in 2004.

Effective April 1, 2003, the estimates of the depreciable lives of the Comanche Peak nuclear generating plant and several gas generation plants were extended to better reflect the useful lives of the assets. At the same time, depreciation rates were increased on lignite and gas generation facilities to reflect investments in emissions control equipment. The net impact of these changes was a reduction in depreciation expense of an additional $12 million ($8 million after-tax, or $0.03 per share) in 2004 and $37 million ($24 million after-tax, or $0.06 per share) in 2003.

Allowance For Funds Used During Construction (AFUDC) and Interest Capitalized — AFUDC is a cost accounting procedure whereby amounts based upon interest charges on borrowed funds and a return on equity capital used to finance construction are added to utility plant and equipment being constructed. As a result of the 1999 Restructuring Legislation, only interest has been capitalized related to generation construction since 1999. AFUDC for the regulated business is capitalized as a component of projects under construction. Interest on qualifying projects for businesses that are not regulated is capitalized in accordance with SFAS 34. The equity portion of capitalized AFUDC is accounted for as other income. See Note 20 for details of amounts.

Impairment of Long-Lived Assets — TXU Corp. evaluates long-lived assets for impairment whenever indications of impairment exist, in accordance with the requirement of SFAS 144. The determination of the existence of indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets.

In 2002, TXU Corp. recorded an impairment charge of $237 million ($154 million after-tax), reported in other deductions, for the writedown of two generation plant construction projects as a result of weaker wholesale electricity market conditions and reduced planned developmental capital spending. Fair value was determined based on appraisals of property and equipment.

Major Maintenance — Major maintenance outage costs related to nuclear fuel reloads, as well as the costs of other major maintenance programs, are charged to expense as incurred.

Amortization of Nuclear Fuel — The amortization of nuclear fuel in the reactors is calculated on the units-of-production method and is included in cost of energy sold.

Defined Benefit Pension Plans and Other Postretirement Benefit Plans — TXU Corp. offers pension benefits through either a defined benefit pension plan or a cash balance plan and also offers certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from TXU Corp. Reported costs of providing noncontributory defined pension benefits and other postretirement benefits are dependent upon numerous factors, assumptions and estimates. (See Note 14 for information regarding retirement plans and other postretirement benefits).

Franchise and Revenue-Based Taxes — Franchise and revenue-based taxes such as gross receipt taxes are not a “pass through” item such as sales and excise taxes. Gross receipts taxes are assessed to TXU Corp. by state and local governmental bodies, primarily based on revenues, as a cost of doing business. TXU Corp. records gross receipts tax as an expense. Rates charged to customers by TXU Corp. are intended to recover the taxes, but TXU Corp. is not acting as an agent to collect the taxes from customers.

Income Taxes —- TXU Corp. files a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based on their respective taxable income or loss. Investment tax credits are amortized to income over the estimated lives of the properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities. Certain provisions of SFAS 109 provide that regulated enterprises are permitted to recognize deferred taxes as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates.

Cash Equivalents — For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

Changes in Accounting Standards — SFAS 123R was issued in December 2004. SFAS 123R is a revision of SFAS 123 and supersedes APB 25. TXU Corp. grants awards of restricted stock and performance units paid in stock and early adopted SFAS 123R in determining reported expenses for these awards in 2004. See Note 12 for additional discussion.

FIN 46R was issued in December 2003 and was effective January 1, 2004, and replaced FIN 46, which was issued in January 2003. FIN 46R expands and clarifies the guidance originally contained in FIN 46, regarding consolidation of variable interest entities. FIN 46R did not impact results of operations or financial position for 2004.

In October 2002, the EITF, through EITF 02-3, rescinded EITF 98-10, which required mark-to-market accounting for all trading activities. SFAS 143, regarding asset retirement obligations, became effective on January 1, 2003. As a result of the implementation of these two accounting standards, TXU Corp. recorded a cumulative effect of changes in accounting principles as of January 1, 2003. See Note 3 for additional discussion.

As a result of guidance provided in EITF 02-3, in 2003 TXU Corp. discontinued recognizing origination gains on energy contracts. For 2002, TXU Corp. recognized $40 million in origination gains on retail sales contracts. Because of the short-term nature of these contracts, a portion of these gains would have been recognized on a settlement basis in 2002.

3.  CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

SFAS 123R was issued in December 2004. TXU Corp. early adopted SFAS 123R effective October 1, 2004 and recorded a cumulative effect of change in accounting principle of $10 million after-tax. See Note 12 for additional discussion.

The following summarizes the effect on results for 2003 for changes in accounting principles effective January 1, 2003:

Charge from rescission of EITF 98-10, net of tax effect of $34 million	$(63)
Credit from adoption of SFAS 143, net of tax effect of $3 million	5
Total net charge	$(58)

On October 25, 2002, the EITF, through EITF 02-3, rescinded EITF 98-10, which required mark-to-market accounting for all trading activities. Pursuant to this rescission, only financial instruments that are derivatives under SFAS 133 are subject to mark-to-market accounting. Financial instruments that may not be derivatives under SFAS 133, but were marked-to-market under EITF 98-10, consist primarily of gas transportation and storage agreements, power tolling, full requirements and capacity contracts. This new accounting rule was effective for new contracts entered into after October 25, 2002. Nonderivative contracts entered into prior to October 26, 2002, continued to be accounted for at fair value through December 31, 2002; however, effective January 1, 2003, such contracts were required to be accounted for on a settlement basis. Accordingly, a charge of $97 million ($63 million after-tax) was reported as a cumulative effect of a change in accounting principles in the first quarter of 2003. Of the total, $75 million reduced net commodity contract assets and liabilities and $22 million reduced inventory that had previously been marked-to-market as a trading position. The cumulative effect adjustment represents the net gains previously recognized for these contracts under mark-to-market accounting.

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

The following table summarizes the impact as of January 1, 2003 of adopting SFAS 143:

Increase in property, plant and equipment - net	$488
Increase in other noncurrent liabilities and deferred credits	(528)
Increase in accumulated deferred income taxes	(3)
Increase in regulatory assets - net	48
Cumulative effect of change in accounting principles	$5

The asset retirement liability at December 31, 2004 was $631 million, comprised of a $599 million liability as of December 31, 2003, $39 million of accretion during the twelve months of 2004, reduced by $26 million in reclamation payments. The asset retirement obligations were adjusted upward by $19 million due to revisions in estimated cash flows.

With respect to nuclear decommissioning costs, TXU Corp. believes that the adoption of SFAS 143 results primarily in timing differences in the recognition of asset retirement costs that TXU Corp. is currently recovering through the regulatory process.

On a pro forma basis, assuming SFAS 143 had been adopted at the beginning of the year, earnings for 2002 would have increased by $6.5 million after-tax, and the liability for asset retirement obligations as of December 31, 2002 would have been $554 million.

4.    DISCONTINUED OPERATIONS

The following summarizes the financial information of the various businesses reported as discontinued operations:

	TXU Gas	TXU Australia	Strategic Retail Services	Pedrick- town	Telecom		Mexico		Europe		Total
2004
Operating revenues	$911	$835	$17	$32		$54		$4	$	─	$1,853
Operating costs and expenses	898	666	20	37		49		4		─	1,674
Other deductions (income) — net	101	2	10	─		16		─		5	134
Interest income	(9)	(2)	(1)	─		(5)		─		─	(17)
Interest expense and related charges	37	96	─	─		19		─		─	152
Operating income (loss) before income taxes	(116)	73	(12)	(5)		(25)		─		(5)	(90)
Income tax expense (benefit)	(27)	25	(4)	(2)		(8)		(1)		(2)	(19)
Credits (charges) related to exit (after-tax)	(193)	129	(6)	(17)		1		(2)		(143)	(231)
Recognition of tax benefits	─	─	─	─		─		─		─	680
Income (loss) from discontinued operations	$(282)	$177	$(14)	$(20)		$(16)		$(1)		$(146)	$378

2003
Operating revenues	$1,344	$1,103	$60	$22		$162		$95	$	─	$2,786
Operating costs and expenses	1,227	819	60	28		146		97		─	2,377
Other deductions (income) — net	(1)	(19)	11	─		15		(3)		5	8
Interest income	(2)	(6)	(1)	─		(6)		─		─	(15)
Interest expense and related charges	40	150	1	─		61		1		─	253
Operating income (loss) before income taxes	80	159	(11)	(6)		(54)		─		(5)	163
Income tax expense (benefit)	26	38	(4)	(2)		(11)		─		(1)	46
Charges related to exit (after-tax)	─	─	(9)	─		(34)		─		─	(43)
Income (loss) from discontinued operations	$54	$121	$(16)	$(4)		$(77)	$	─		$(4)	$74

2002 (a)
Operating revenues	$980	$860	$47	$18	$	─		$91		$4,052	$6,048
Operating costs and expenses	886	634	122	21		─		96		3,852	5,611
Other deductions (income) — net	29	─	─	─		─		(5)		6	30
Interest income	2	(1)	─	─		─		(1)		(15)	(15)
Interest expense and related charges	61	128	1	─		─		1		255	446
Operating income (loss) before income taxes	2	99	(76)	(3)		─		─		(46)	(24)
Income tax expense (benefit)	1	21	(27)	(1)		─		(1)		(38)	(45)
Charges related to exit (after-tax)	─	─	─	─		─		(15)		(4,187)	(4,202)
Income (loss) from discontinued
operations	$1	$78	$(49)	$(2)	$	─		$(14)		$(4,195)	$(4,181)

(a) TXU Europe operations are through September 30, 2002.

The TXU Europe business and the TXU Australia business were previously reported in the International segment and the TXU Australia business was subsequently reported in its own segment. The TXU Gas business was previously reported in the Energy Delivery (now TXU Electric Delivery) segment. The Pedricktown business and the strategic retail services operations were previously reported in the TXU Energy Holdings segment. The telecommunications and Mexico operations were previously reported in corporate and other activities.

Recognition of Tax Benefits - As discussed in Note 1, in connection with an IRS preliminary notice of proposed adjustment issued in June 2004, TXU Corp. has recognized income tax benefits arising from the utilization of the previously unrecognized 2002 worthlessness deduction related to the write-off of the investment in TXU Europe. The $680 million of tax benefits recognized in discontinued operations relate primarily to capital gains generated in prior years as well as the capital gains arising from the sales of TXU Communications, TXU Australia, and TXU Gas, which can be offset by the 2002 worthlessness deduction.

TXU Europe - In January 2005, TXU Corp. completed a comprehensive settlement agreement resolving potential claims relating to TXU Europe and its affiliates and major creditor groups. The settlement agreement, under which TXU Corp. denies any liability, consists of a one-time payment to TXU Europe of $220 million ($143 million after-tax), which will be distributed to creditors. The settlement agreement is contingent upon creditor approval and the formal delivery to TXU Corp. of releases from existing or potential claims. A majority of creditors have already confirmed their approval. The process is expected to be completed in the second quarter of 2005.

TXU Australia - In July 2004, TXU Corp. completed the sale of TXU Australia to Singapore Power Ltd. for $1.9 billion in cash and $1.7 billion in assumed debt, and recorded a gain on sale of $371 million ($241 million after-tax). TXU Australia’s operations consisted of a portfolio of competitive and regulated businesses, principally in Victoria and South Australia.

Results of TXU Australia for 2004 include an income tax charge of $112 million to establish a deferred tax liability for the excess of TXU Corp.’s carrying value of the investment in the business over the related tax basis, in accordance with accounting rules, as a result of the decision to sell the business.

TXU Gas - In October 2004, Atmos Energy Corporation and TXU Gas completed a merger by division, which resulted in the disposition of the operations of TXU Gas for $1.9 billion in cash. TXU Gas was largely a regulated business engaged in the purchase, transmission, distribution and retail sale of natural gas. Charges related to the sale, recorded as a reduction of goodwill, totaled $108 million ($193 million after-tax). This amount includes the effect of $19 million in discontinued depreciation expense in accordance with accounting rules for assets held for sale, as well as $30 million associated with an income tax matter as discussed in the following paragraph.

In June 2004, the IRS Appeals Office rejected TXU Gas’ appeal of proposed adjustments to 1993 income tax returns of ENSERCH Corporation, the acquired predecessor of TXU Gas. Additional reserves deemed required by TXU Gas for this matter totaled $47 million, and in accordance with acquisition accounting rules, $17 million was recorded as income tax expense in the second quarter of 2004 and $30 million was recorded as additional goodwill.

Results of TXU Gas for 2004 reflect an after-tax charge of $99 million in the second quarter to reserve for disallowed regulatory and other assets pursuant to a May 2004 regulatory ruling in connection with a system-wide distribution rate case.

Pedricktown - In the second quarter of 2004, TXU Energy Holdings initiated a plan to sell the Pedricktown, New Jersey 122 MW power production facility and exit the related power supply and gas transportation agreements. Accordingly, results for the second quarter of 2004 included a $17 million after-tax charge to write down the facility to estimated fair market value.

Telecommunications — In April 2004, TXU Corp. sold its telecommunications business for $524 million in cash and $3 million of assumed debt. The business was formerly a joint venture and was consolidated from March 1, 2003 through the sale date. In 2004, TXU Corp. redeemed $576 million of debt reported in liabilities of telecommunications holding company at December 31, 2003, and also redeemed $91 million of its debt held in a trust reported in assets of telecommunications holding company at December 31, 2003.

Strategic Retail Services — In December 2003, TXU Energy Holdings finalized a formal plan to sell its strategic retail services business, which was engaged principally in providing energy management services. Results in 2004 reflect a $9 million ($6 million after-tax) charge recorded in the second quarter to settle a contract dispute. Substantially all disposition activities have been completed.

Mexico — In January 2004, TXU Corp. completed the sale of its majority-owned gas distribution operations in Mexico for $11 million in notes receivable and recorded an after-tax loss of $2 million.

Balance sheet ─ The following details the assets and liabilities held for sale as of December 31, 2004:

	December 31, 2004
	Pedrick-town	Other		Total

Current assets	$2		$7	$9
Property, plant and equipment	15		─	15
Assets held for sale	$17		$7	$24

Current liabilities	$3	$	─	$3
Noncurrent liabilities	3		─	3
Liabilities held for sale	$6	$	─	$6

5.   EXTRAORDINARY ITEMS

The Settlement Plan addressed the issuance of securitization bonds to recover regulatory asset stranded costs and other qualified costs. A financing order finalized in January 2003 authorized the issuance of securitization bonds by TXU Electric Delivery with a principal amount of $1.3 billion. An extraordinary gain of $16 million (net of tax of $9 million) recorded by TXU Electric Delivery in the second quarter of 2004 represents an increase in the carrying value of the regulatory asset subject to securitization. The second and final tranche of the securitization bonds was issued in June 2004. The increase in the related regulatory asset is due to the effect of higher interest rates than previously estimated on the bonds and therefore increased amounts to be recovered from REPs through revenues as a transition charge to service the principal and interest of the bonds. In the fourth quarter of 2002, TXU Electric Delivery recorded an extraordinary loss of $134 million (net of income tax benefit of $72 million) principally to write down the regulatory asset to reflect lower interest rates than originally assumed. The balance of the regulatory asset was $1.6 billion at December 31, 2004.

6.    INVESTMENTS

The following information is a summary of the investment balance as of December 31, 2004 and 2003:

	December 31,
	2004	2003

Nuclear decommissioning trust	$361	$323
Land	84	89
Assets related to deferred compensation plans	155	150
Note receivable from Capgemini	25	─
Investment in Capgemini	3	─
Various equity method investments	─	2
Common equity investments in subsidiary trusts (see Note 10)	─	30
Other notes receivable	11	3
Miscellaneous other	25	35
Total investments	$664	$632

Nuclear Decommissioning Trust — Deposits in a trust fund for costs to decommission the Comanche Peak nuclear-powered generation plant are carried at fair value. Decommissioning costs are being recovered from TXU Electric Delivery’s customers as a transmission and distribution charge over the life of the plant and deposited in the trust fund. Gains and losses on investments in the trust fund are offset by corresponding adjustments to regulatory assets and liabilities. A summary of investments in the fund as of December 31, 2004 and 2003 follows:

	December 31, 2004
	Cost	Unrealized gain	Unrealized (loss)	Fair market value
Debt securities	$142	$7	$(1)	$148
Equity securities	143	82	(12)	213
	$285	$89	$(13)	$361

	December 31, 2003
	Cost	Unrealized gain	Unrealized (loss)	Fair market value
Debt securities	$139	$6	$(2)	$143
Equity securities	126	66	(12)	180
	$265	$72	$(14)	$323

Debt securities held at December 31, 2004 mature as follows: $62 million in one to five years, $52 million in five to ten years and $34 million after ten years.

Assets Related to Deferred Compensation Plans — The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans. TXU Corp. pays the premiums and is the beneficiary of these life insurance policies. As of December 31, 2004 and 2003, the face amount of these policies was $504 million and $533 million, and the net cash surrender values were $134 million and $116 million, respectively. Changes in cash surrender value are netted against premiums paid. Other investment assets held to satisfy deferred compensation liabilities are recorded at market value.

7.   SHORT-TERM FINANCING

Short-term Borrowings — At December 31, 2004, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of $210 million at a weighted average interest rate of 5.25%. At December 31, 2003, TXU Corp. had no outstanding short-term borrowings.

Credit Facilities — At December 31, 2004, TXU Corp. had access to credit facilities (some of which provide for long-term borrowings) as follows:

			At December 31, 2004
	Maturity	Authorized	Facility	Letters of	Cash
Facility	Date	Borrowers	Limit	Credit	Borrowings	Availability
364-day Credit Facility	June 2005	TXU Energy Holdings, TXU Electric Delivery	$600	$75	$ ─	$525
Three-Year Revolving Credit Facility	June 2007	TXU Energy Holdings, TXU Electric Delivery	1,400	18	210	1,172
Five-Year Revolving Credit Facility	December 2005	TXU Corp.	425	419	─	6
Five-Year Revolving Credit Facility	June 2009	TXU Energy Holdings, TXU Electric Delivery	500	─	─	500
Five-Year Revolving Credit Facility	December 2009	TXU Energy Holdings	500	─	─	500
Total			$3,425	$512	$210	$2,703

In December 2004, TXU Corp. amended its $500 million five-year revolving credit facility with LOC 2003 Trust, a special purpose, wholly-owned subsidiary of TXU Corp. (LOC Trust). The amendment reduced the facility limit to $425 million. LOC Trust, in turn, amended its $500 million five-year revolving credit facility with the group of lenders, reducing the credit facility to $425 million and terminating the LOC Trust capitalization requirement. Amounts repaid under the Facility cannot be reborrowed and the amount and maturity of any outstanding letter of credit cannot be increased or extended. The maturity of the Facility was modified from July 15, 2008 to December 31, 2005. These amendments resulted in the return of the $525 million cash collateral to TXU Corp. that was previously reflected on TXU Corp.’s balance sheet as restricted cash. LOC Trust is included in the consolidated financial statements of TXU Corp. to comply with US GAAP.

In November 2004, TXU Energy Holdings entered into a five-year revolving credit facility that allows for revolving loans and letters of credit. Letters of credit may total up to $500 million. Revolving loans may total up to $250 million. The aggregate amount of borrowings outstanding at any one time may not exceed $500 million. TXU Energy Holdings intends to use this facility for general and corporate purposes, including, in the case of letters of credit, support for pollution control revenue bonds.

In June 2004, US Holdings, TXU Energy Holdings and TXU Electric Delivery replaced $2.25 billion of credit facilities scheduled to mature in 2005 with $2.5 billion of credit facilities for TXU Energy Holdings and TXU Electric Delivery maturing in June 2005, 2007 and 2009. These facilities are used for working capital and general corporate purposes and provide back-up for any future issuances of commercial paper by TXU Energy Holdings or TXU Electric Delivery. At December 31, 2004, there was no such commercial paper outstanding.

Sale of Receivables — TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). Funding under the program as of December 31, 2004 was $474 million.

Effective June 30, 2004, the program was extended through June 28, 2005. As part of the extension, the maximum amount available under the program was increased from $600 million to $700 million in recognition of seasonal power sales. Additionally, the extension allows for increased availability of funding through a credit ratings-based reduction (based on each originator’s credit rating) of customer deposits previously used to reduce the amount of undivided interests that could be sold. Undivided interests will now be reduced by 100% of the customer deposits for a Baa3/BBB- rating; 50% for a Baa2/BBB rating; and zero % for a Baa1/BBB+ and above rating. Effective as of August 31, 2004, TXU Corp. amended the program in order to consummate the TXU Gas transaction. As a result, TXU Receivables Company repurchased from the funding entities the receivables related to TXU Gas, as an originator, and subsequently assigned those receivables back to TXU Gas, terminating TXU Gas’ participation in the receivables program.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes payable was $337 million at December 31, 2004 and $511 million at December 31, 2003.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services, a direct subsidiary of TXU Corp. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were approximately $12 million in both 2004 and 2003 and $22 million in 2002 and approximated 2.1%, 2.4% and 3.7% in 2004, 2003 and 2002, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to the originators and are reported in SG&A expenses. The servicing fee, which totaled approximately $7 million in both 2004 and 2003 and $9 million in 2002, compensates TXU Business Services for its services as collection agent, including maintaining the detailed accounts receivable collection records.

The December 31, 2004 balance sheet reflects $811 million face amount of trade accounts receivable of TXU Energy Holdings and TXU Electric Delivery, reduced by $474 million of undivided interests sold by TXU Receivables Company. Funding under the program related to continuing operations decreased $73 million in 2004, increased $100 million in 2003 and decreased $15 million in 2002. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company for 2004, 2003 and 2002 were as follows:

	Year Ended December 31,
	2004	2003	2002

Cash collections on accounts receivable	$8,449	$8,538	$6,778
Face amount of new receivables purchased	(8,149)	(8,143)	(7,491)
Discount from face amount of purchased receivables	19	19	31
Program fees paid	(12)	(12)	(22)
Servicing fees paid	(7)	(7)	(9)
Increase (decrease) in subordinated notes payable	(174)	(524)	742
Operating cash flows used by (provided to) TXU Corp. under the program	126	(129)	29
Cash flows related to disposed TXU Gas business	(53)	29	(14)
Cash flows used by (provided to) continuing operations	$73	$(100)	$15
Upon termination of the program, cash flows to TXU Corp. would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests sold instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days.

Contingencies Related to Sale of Receivables Program — Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

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

The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to competition. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Corp. and ERCOT for clearing customers’ switching and billing data. Also, strengthened credit and collection policies and practices have brought the ratios into consistent compliance with the program requirements.

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

8.   LONG-TERM DEBT

Long-term Debt — At December 31, 2004 and 2003, the long-term debt of TXU Corp. consisted of the following:

	December 31,	December 31,
	2004	2003
TXU Energy Holdings
Pollution Control Revenue Bonds:
Brazos River Authority:
3.000% Fixed Series 1994A due May 1, 2029, remarketing date May 1, 2005(a)	$39	$39
5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a)	39	39
5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a)	50	50
5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a)	114	118
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013(a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
4.950% Fixed Series 2001A due October 1, 2030, remarketing date April 1, 2004(a)	—	121
4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a)	19	19
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a)	217	274
2.030% Floating Series 2001D due May 1, 2033 (b)	268	271
2.450% Floating Taxable Series 2001I due December 1, 2036(b)	62	63
2.030% Floating Series 2002A due May 1, 2037(b)	45	61
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	72
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014(a)	31	31

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a)	107	107
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14
5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a)	37	37

Other:
6.875% TXU Mining Fixed Senior Notes due August 1, 2005	30	30
6.125% Fixed Senior Notes due March 15, 2008(c)	250	250
7.000% Fixed Senior Notes due March 15, 2013	1,000	1,000
2.838% Floating Rate Senior Notes due January 17, 2006(d)	400	—
Capital lease obligations	9	13
Other	—	8
Fair value adjustments related to interest rate swaps	15	11
Unamortized discount	—	(2)
Total TXU Energy Holdings	3,257	3,085

TXU Electric Delivery
8.250% Fixed First Mortgage Bonds due April 1, 2004	—	100
6.250% Fixed First Mortgage Bonds due October 1, 2004	—	121
6.750% Fixed First Mortgage Bonds due July 1, 2005	92	92
7.625% Fixed First Mortgage Bonds due July 1, 2025	—	215
7.375% Fixed First Mortgage Bonds due October 1, 2025	—	178
6.375% Fixed Senior Secured Notes due May 1, 2012	700	700
7.000% Fixed Senior Secured Notes due May 1, 2032	500	500
6.375% Fixed Senior Secured Notes due January 15, 2015(c)	500	500
7.250% Fixed Senior Secured Notes due January 15, 2033	350	350
5.000% Fixed Debentures due September 1, 2007(c)	200	200
7.000% Fixed Debentures due September 1, 2022	800	800
Unamortized discount	(19)	(30)
Sub-total	3,123	3,726

TXU Electric Delivery Transition Bond Company LLC(e)
2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007	80	103
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	122	122
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130

	December 31,	December 31,
	2004	2003
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	270	—
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	—
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	—
Total TXU Electric Delivery Transition Bond Company LLC	1,258	500
Total TXU Electric Delivery	4,381	4,226

US Holdings
7.170% Fixed Senior Debentures due August 1, 2007	10	10
9.580% Fixed Notes due in semiannual installments through December 4, 2019	68	70
8.254% Fixed Notes due in quarterly installments through December 31, 2021	64	67
2.494% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037(d)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Total US Holdings	151	156

TXU Gas
6.375% Fixed Notes due February 1, 2004	—	150
7.125% Fixed Notes due June 15, 2005	—	150
6.564% Fixed Remarketed Reset Notes due January 1, 2008, remarketing date July 1, 2005	—	125
Unamortized valuation adjustment	—	1
Total TXU Gas	—	426

TXU Corp.
6.375% Fixed Senior Notes Series B due October 1, 2004	—	175
6.375% Fixed Senior Notes Series C due January 1, 2008(c)	200	200
4.050% Fixed Senior Notes Series E due August 16, 2004	—	2
6.375% Fixed Senior Notes Series J due June 15, 2006(c)	683	800
4.446% Fixed Senior Notes Series K due November 16, 2006	50	500
5.450% Fixed Senior Notes Series L due November 16, 2007 remarketing date August 16, 2005(f)	101	500
5.800% Fixed Senior Notes Series M due May 16, 2008 remarketing date February 16, 2006(f)	184	440
4.800% Fixed Senior Notes Series O due November 15, 2009(c)	1,000	—
5.550% Fixed Senior Notes Series P due November 15, 2014	1,000	—
6.500% Fixed Senior Notes Series Q due November 15, 2024(c)	750	—
6.550% Fixed Senior Notes Series R due November 15, 2034	750	—
6.000% Fixed Pinnacle Overfund Trust Debt due semiannually through August 15, 2004(g)	—	91
8.820% Building Financing due semiannually through February 11, 2022	120	130
3.570% Floating Convertible Senior Notes due July 15, 2033(d)	25	525
Fair value adjustments related to interest rate swaps	—	32
Unamortized discount	(11)	(2)
Total TXU Corp.	4,852	3,393

Total TXU Corp. consolidated	12,641	11,286
Less amount due currently	(229)	(678)
Total long-term debt	$12,412	$10,608

(a) These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.

(b) Interest rates in effect at December 31, 2004. These series are in a weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c) Interest rates swapped to floating on an aggregate $2.3 billion principal amount.
(d) Interest rates in effect at December 31, 2004.
(e) These bonds are nonrecourse to TXU Electric Delivery.
(f) Equity-linked.
(g) Offset by trust fund in the same amount reported in assets of telecommunications holding company at December 31, 2003.

Debt Issuances and Retirements in 2004

TXU Corp. has utilized cash proceeds from the sale of TXU Australia, TXU Gas, and TXU Fuel and other asset sales as well as cash provided from operations and lower-cost debt issuances to increase value and reduce risks through an ongoing liability management initiative. The following table summarizes the 2004 issuances:

Principal Amount
Issuances:
TXU Corp.
4.800% Fixed Senior Notes Series O due November 15, 2009	$1,000
5.550% Fixed Senior Notes Series P due November 15, 2014	1,000
6.500% Fixed Senior Notes Series Q due November 15, 2024	750
6.550% Fixed Senior Notes Series R due November 15, 2034	750
TXU Energy Holdings
2.838% Floating Rate Senior Notes due January 17, 2006 (a) (b)	800
TXU Electric Delivery
Securitization bonds	790
Total	$5,090
_________________
(e)	Interest rates in effect at December 31, 2004.
(f)	In December 2004, TXU Energy Holdings repurchased $400 million of its Floating Rate Senior Notes at par.  See Note 1.

During 2004, TXU Electric Delivery issued three classes of securitization (transition) bonds with fixed annual interest rates ranging from 3.52% to 5.29% that require semiannual interest and principal installment payments beginning in November 2004 through specified dates in 2009 through 2016. TXU Electric Delivery used the proceeds to retire two series of mortgage bonds with an aggregate principal amount of $393 million due in 2025 and repurchase shares of common stock from US Holdings for $375 million. US Holdings used the proceeds it received to repay short-term borrowings. As a result of the retirement of the two series of mortgage bonds, TXU Electric Delivery has the ability to release the liens on its outstanding senior secured notes, making them rank equally with TXU Electric Delivery’s other senior unsecured debt. No decision has been made regarding the release of liens.

During the year ended December 31, 2004, in addition to the amounts repurchased or legally defeased discussed in Note 1, TXU Corp. made scheduled principal payments on long-term debt as follows:

Principal Amount
TXU Corp.	$187
TXU Gas	150
US Holdings	5
TXU Energy Holdings	13
TXU Electric Delivery	253
Total (a)	$608
________________
(a)	Excludes $576 million of debt retired in 2004, reported in liabilities of telecommunications holding company at December 31, 2003.

Fair Value Hedges — TXU Corp. uses fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt. At December 31, 2004, $2.3 billion of fixed rate debt had been effectively converted to variable rates through interest rate swap transactions, expiring through 2024. These swaps qualified for and have been designated as fair value hedges using the short-cut method of hedge accounting provided by SFAS 133. As such, TXU Corp. assumes that changes in the value of the derivative are exactly offset by changes in the value of the debt; therefore, there is no hedge ineffectiveness recognized.

In 2004, fixed-to-variable swaps related to $1.7 billion of debt were settled for a gain of $30 million, which will be amortized to offset interest expense over the remaining life of the related debt.

Leases — In February 2002, TXU Corp. sold its interest in its headquarters building in Dallas, Texas for $145 million. Simultaneously with the sale of the property, TXU Corp. entered into a twenty-year lease obligation for the property. At the end of the initial twenty-year term of the lease, TXU Corp. has the right, but not the obligation, to renew the lease for three ten-year renewal terms under which rents will be based on then-existing market conditions. The sale was accounted for as a financing and the obligation is reported in long-term debt.

Convertible Senior Notes — At December 31, 2004, TXU Corp. had $25 million principal amount outstanding of its Floating Rate Convertible Senior Notes due 2033. TXU Corp. originally issued $525 million of the convertible senior notes in July 2003. During 2004, $500 million principal amount of the notes were repurchased for $803 million, resulting in debt extinguishment losses of $315 million ($309 million after-tax), which includes $12 million in unamortized debt expenses, reported in other deductions.

The notes bear regular interest at an annual floating rate equal to 3-month LIBOR, determined quarterly, plus 150 basis points, and are payable in arrears quarterly commencing October 15, 2003. The notes will bear additional contingent interest during periods after July 15, 2008 if the average trading price of the notes for a specified period exceeds 120% of the principal amount of the notes. The conversion rate is subject to adjustments in certain circumstances, and was adjusted in January 2005 as a result of the increase in the dividend payment on January 3, 2005, which reflected the increased annual dividend rate of $2.25 per share. The notes conversion rate, as adjusted, is 29.1256 shares of TXU Corp. common stock per $1,000 principal amount of notes, which equates to 742,004 shares at $34.3341 per share. Should the holders elect to convert the notes, TXU Corp. has the option to settle the conversion in cash, common stock or a combination of both. TXU Corp. intends to settle any future conversion of the remaining $25 million principal amount of outstanding notes in common stock. The notes are included in diluted earnings per share when the effect of conversion is dilutive.

Equity-Linked Debt Securities —At December 31, 2004, TXU Corp. had outstanding equity-linked debt securities consisting of the following:

Senior Notes			Stock Purchase Contract
Security	Principal Amount	Interest Rate (1)	Contract Adjustment Payment Rate (1)	Price per Share		Number of Shares
				Minimum	Maximum	Minimum	Maximum

Issued 2001:
Series L due 2007	101	5.450%(2)	3.300%(3)	$45.64	$55.68	1,817,414	2,217,326
Issued 2002:
Series M due 2008	184	5.800%(4)	2.325%(5)	$51.15	$62.91	2,926,116	3,599,192
Total	$285					4,743,530	5,816,518

(1) Rates are annual, payments are quarterly.
(2) Payable until August 16, 2005, after which the annual interest rate is expected to be reset in a remarketing.
(3) Applied to the par value of $25 and payable from November 16, 2004 until November 16, 2005.
(4) Expected to be remarketed between November 16, 2005 and February 16, 2006, at which time the rate may change.
(5) Payable until the stock purchase contract settlement date of May 16, 2006.

As a result of its ongoing liability management initiative (see Note 1), TXU Corp. repurchased the following equity-linked debt securities for $1.116 billion in cash:

	Principal Amount	Debt Extinguishment Losses (Pre-tax)	Credit to Additional Paid-in-Capital (b)

4.446% Fixed Senior Notes Series K due November 16, 2006 (a)	$450	$23	$38
5.450% Fixed Senior Notes Series L due November 16, 2007	399	22	38
5.800% Fixed Senior Notes Series M due May 16, 2008	256	23	20

Total	$1,105	$68	$96

(a) Includes $238 million repurchased by TXU Corp. in connection with the remarketing of such notes in August 2004.
(b)	Includes out-of-the-money value (to holders) of the equity purchase contracts of $59 million and reversals of previously established contract adjustment payment liabilities of $37 million.

With the settlement in November 2004 of the stock purchase contracts associated with the Series K, TXU Corp. issued 1,817,371 shares of common stock. The contracts were settled with $101 million in proceeds from the August 2004 remarketing of the debt.

In August 2002, TXU Corp. issued 8,365,133 shares with the settlement of the stock purchase contracts associated with the Series E securities. The contracts were settled with $101 million in cash.

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

To the extent the market price of TXU Corp. common stock is below the minimum price on the applicable settlement date, holders of equity-linked debt securities would be required to purchase TXU Corp. common stock at a price higher than the market price at that time. To the extent the market price is above the maximum price on the applicable settlement date, holders of equity-linked securities would be allowed to purchase TXU Corp. common stock at a price lower than the market price at that time. The market price of TXU Corp.’s common stock is currently above the maximum price for each series of equity-linked debt securities currently outstanding.

In addition to interest, holders receive contract adjustment payments through the contract settlement dates, which are generally two years prior to maturity of the debt securities. On the contract settlement date, the holder must purchase the common stock at the calculated price, and may elect to participate in a remarketing of the senior notes to fund such purchase, or settle the purchase contract in cash and continue to hold the senior notes. If the remarketing of the senior notes is not successful, the holders have the right to put the notes to TXU Corp. for the calculated number of shares of common stock.

TXU Corp. has the right to defer the contract adjustment payments on these equity-linked debt securities, but any such election would subject TXU Corp. to restriction on the payment of dividends on and redemption of outstanding shares of its common stock. TXU Corp. currently has no plan to defer these contract adjustment payments.

At the time of issuance of the securities, TXU Corp. recorded a liability for the present value of the contract adjustment payments with an offsetting reduction to common stock equity. The total maximum number of shares of TXU Corp. common stock issuable in connection with the stock purchase contracts have been reserved.

Debt Issuances and Retirements in 2003:

In 2003, TXU Corp. and its consolidated subsidiaries (excluding TXU Australia, which is classified as discontinued operations) issued $2.8 billion of long-term debt including $1.3 billion of fixed rate senior notes, $568 million of pollution control revenue bonds, $525 million of convertible senior notes, and $500 million of securitization (transition) bonds. TXU Corp. and its consolidated subsidiaries (excluding TXU Australia) retired $2.2 billion of long-term debt during 2003, including $770 million of senior notes, $663 million of first mortgage bonds, $638 million of pollution control revenue bonds, and $116 million of other long-term debt.

Maturities — Sinking fund and maturity requirements for long-term debt instruments at December 31, 2004, were as follows:

Year
2005	$229
2006	1,242
2007	425
2008	749
2009	1,117
Thereafter	8,885
Unamortized premium and discount and fair value adjustments	(15)
Capital lease obligations	9
Total	$12,641

9.   PREFERRED SECURITIES OF SUBSIDIARIES
	December 31,
	2004	2003

Exchangeable preferred membership interests of TXU Energy Holdings,
net of $104 unamortized discount	$—	$646
Preferred stock of TXU Gas	—	75
Preferred stock of US Holdings	38	38

Total	$38	$759

Exchangeable Preferred Membership Interests of TXU Energy Holdings — In April 2004, TXU Corp. repurchased TXU Energy Holdings’ exchangeable preferred membership interests with a liquidation amount of $750 million for $1.85 billion (including transaction costs). The excess of the purchase price over the carrying value of the securities, net of $384 million in income tax benefits recorded as a deferred tax asset, was recorded as a charge to additional paid-in capital in the amount of $849 million. The carrying value of the securities was $617 million, which is the liquidation amount of $750 million net of $102 million in unamortized discount and $31 million in unamortized debt issuance costs, both recorded at the time of issuance of the securities in November 2002. The charge to additional paid-in capital is accounted for in a manner similar to TXU Corp.’s preference share dividends, resulting in a reduction in net income available to common shareholders.

Preferred Stock of TXU Gas — All of TXU Gas’ preferred stock was redeemed in November 2004 in connection with the TXU Gas transaction. See Note 1 for further discussion.

Preferred Stock of US Holdings — At December 31, 2004 and 2003, US Holdings had 379,231 shares of cumulative, preferred stock without par value outstanding with a total stated value of $38 million. Dividend rates range from $4.00 to $5.08 per share. The preferred stock can be redeemed at prices ranging from $101.79 per share to $112.00 per share.

The holders of preferred stock of US Holdings have no voting rights except for changes to the articles of incorporation that would change the rights or preferences of such stock, authorize additional shares of stock or create an equal or superior class of stock. They have the right to vote for the election of directors only if certain dividend arrearages exist.

10.   LONG-TERM DEBT HELD BY SUBSIDIARY TRUSTS

Statutory business trusts were established as wholly-owned financing subsidiaries of TXU Corp. and TXU Gas. The assets of the trusts consisted solely of Junior Subordinated Debentures issued by TXU Corp. or TXU Gas, and the trusts issued preferred interests, as presented below:

				Trust Assets (Long-Term Debt of
	Preferred Interests			TXU Corp. or TXU Gas)
	December 31,		December 31,	December 31,		December 31,
	2004		2003	2004		2003
TXU Corp.

Capital I Trust
(9.2 million units of 7.25% Series due 2029)	$	─	$223	$	─	$237
Capital II Trust
(6.0 million units of 8.70% Series due 2034)		─	145		─	155
Total		─	368		─	392

TXU Gas

Capital I Trust
(150 thousand units of Floating Rate Series due 2028)		─	147		─	154

Total	$	─	$515	$	─	$546

TXU Corp. and TXU Gas, as the parent companies, owned the subsidiary trusts’ common interests, which are reported in investments in the balance sheet, and each had effectively issued a full and unconditional guarantee of its trusts’ preferred interests.

During 2004, TXU Corp. redeemed the 7.25% and 8.70% Series debt securities at par. The trusts used the proceeds to redeem the preferred interests held by investors and the common interests held by TXU Corp.

In October 2004, TXU Gas legally defeased all of the $154 million principal amount TXU Gas Floating Rate Series debt securities at par, which resulted in the defeasance of the preferred and common interests.  See Note 1 regarding the TXU Gas transaction.

11.  SHAREHOLDERS’ EQUITY

Common Stock Equity — Under Texas law, TXU Corp. may only declare dividends out of its surplus, which is statutorily defined as a company’s net assets (i.e. total assets minus total debts) less its stated capital. The write-off in 2002 of TXU Corp.’s investment in TXU Europe in 2002 resulted in negative surplus. In February 2003, TXU Corp. received shareholder approval as permitted under Texas law to reclassify approximately $8 billion of its stated capital to surplus.

In October 2004, the Board of Directors adopted a revised dividend and cash distribution policy. The new policy sets the dividend on TXU Corp.’s common stock at an annual rate of $2.25 per share. The Board of Directors declared a regular quarterly dividend of 56.25 cents per share, payable on January 3, 2005 to shareholders of record as of December 3, 2004.

In April 2004, TXU Corp. repurchased TXU Energy Holdings’ exchangeable preferred membership interests, as described in Note 9, which resulted in a charge of $849 million to additional paid-in capital. Additional paid-in capital at December 31, 2003 and 2002 included $111 million related to the discount at issuance of the securities. The securities were originally issued as exchangeable subordinated notes and were exchanged for preferred membership interests by TXU Energy Holdings in July 2003.

In November 2004, TXU Corp. repurchased 52.5 million shares of its outstanding common stock through an accelerated share repurchase agreement at an initial price of $64.57 per share for a total of $3.4 billion. Under the agreement, the broker-dealer counterparty immediately borrows shares that are sold to and canceled by TXU Corp. The counterparty subseqently purchases an equal amount of shares in the open market. TXU Corp.’s purchase price is subject to a future contingent adjustment based on the actual costs of the shares purchased by the counterparty. See Note18 for further discussion of the contingent purchase price adjustment.

In June 2004, TXU Corp. repurchased and canceled 20 million shares of its outstanding common stock through an accelerated share repurchase agreement at an initial price of $39.86 per share. In the third quarter of 2004, the broker-dealer that executed the repurchase transaction completed the process of purchasing an equal amount of shares in the open market, and TXU Corp. paid a purchase price adjustment of $7 million based upon the actual cost of the shares repurchased by such broker-dealer. Including this adjustment, the total purchase price was $804 million.

During 2004, TXU Corp. repurchased in the open market and canceled 11.8 million shares of its common equity securities for $489 million. Additional share purchases included 500,000 shares that were deposited in a trust and 1.0 million shares that were distributed to Mr. Wilder, both under terms of his employment agreement. These purchases totaled $52 million.

Under Texas law, a corporation shall,  upon the repurchase and cancellation of its outstanding shares, reduce its stated capital by an amount equal to the amount in stated capital represented by those shares so repurchased and canceled. As such, TXU Corp. reduced its common stock equity balance by an amount equal to $161 million with the residual amount related to these share repurchases being applied as a reduction to the additional paid-in capital balance in the same amount. The stated amount per share established in February 2005 for future share issuances is $0.01.

The Thrift Plan is an employee savings plan under which TXU Corp. matches employees’ contributions of their earnings with common shares. Also see Note 14 for additional discussion. At December 31, 2004, the Thrift Plan had an obligation of $229 million outstanding in the form of a note that TXU Corp. had purchased from a third-party lender in 1990 and recorded as a reduction to common equity. The note had been issued in connection with purchases of TXU Corp. common stock on the open market by the Thrift Plan trustee to satisfy future matching requirements. At December 31, 2004, the Thrift Plan trustee held 3,590,204 shares of TXU Corp. common stock. These shares (LESOP shares) are held by the trustee under the leveraged employee stock ownership provision of the Thrift Plan until allocated to Thrift Plan participants when required to meet TXU Corp.’s matching obligations. The Thrift Plan uses dividends on the LESOP shares held and contributions from TXU Corp., if required, to repay interest and principal on the note. TXU Corp. contributed $26 million in 2004 and $25 million in 2003, recorded as a charge to earnings, to service the note. Allocations of LESOP shares to participants' accounts increased common stock equity by $3 million in 2004, $4 million in 2003 and $8 million in 2002.

TXU Corp. has a Direct Stock Purchase and Dividend Reinvestment Plan (DRIP) for investors.  Issuances of new shares to satisfy purchases by DRIP participants (including reinvestment of dividends) increased common stock by $4 million in 2004, $10 million in 2003 and $40 million in 2002.  Since April 2004, share purchases by DRIP participants have been satisfied by purchases in the open market.

At December 31, 2004, authorized but unissued common shares of TXU Corp. were registered with the SEC for new issuance pursuant to the following:

DRIP Plan	2,460,878
Thrift Plan	6,960,428
Long-Term Incentive Compensation Plan	5,166,725
Equity-linked debt securities	6,553,511
Other	717,272
Total	21,858,814

Preference Stock — TXU Corp. has 3,000 shares of Series B preference stock outstanding. The preference stock has a dividend rate of 7.24% until June 15, 2005. The dividend rate for subsequent periods will be determined according to periodic auctions. The Series B preference stock has a liquidation preference of $100,000 per share. TXU Corp. may not redeem the shares before June 15, 2005. TXU Corp. is authorized to issue up to 50 million shares of preference stock in one or more series.

Shareholders Rights Plan — In February 1999, the Board of Directors adopted a shareholder rights plan pursuant to which shareholders were granted rights to purchase one one-hundredth of a share of Series A Preference Stock (Rights) for each share of TXU Corp.’s common stock held.

In the event that any person acquires more than 15% of TXU Corp.’s outstanding common stock in a transaction not approved by the Board of Directors, the Rights become exercisable, entitling each holder (other than the acquiring person or group) to purchase that number of shares of securities or other property of TXU Corp. having a market value equal to two times the exercise price of the Rights. If TXU Corp. were acquired in a merger or other business combination, each Right would entitle its holder to purchase a number of the acquiring company’s common shares having a market value of two times the exercise price of the Right. In either case, TXU Corp.’s Board of Directors may choose to redeem the Rights before they become exercisable. TXU Corp.’s Board declared a dividend of one Right for each outstanding share of common stock. Rights were distributed to shareholders of record on March 1, 1999.

Dividend Restrictions — Terms of TXU Corp.’s Series B preference stock restrict TXU Corp.’s payment of common stock dividends while any preference share payment default exists.

TXU Corp. is required to make contract adjustment payments to the holders of equity-linked debt securities. TXU Corp. has the right to defer the contract adjustment payments, but any such election would subject TXU Corp. to restrictions on the payment of dividends on and redemption of outstanding shares of common stock. TXU Corp. has no plans to defer these contract adjustment payments.

As a holding company, TXU Corp. depends, in part, on the dividends it receives from its subsidiaries. US Holdings’ outstanding preferred stock limits its ability to pay dividends on its common stock unless immediately after such dividend, US Holdings’ earned surplus is greater than one and one-half times the full annual dividend on the preferred stock. The mortgage of TXU Electric Delivery restricts TXU Electric Delivery’s payment of dividends to the amount of its retained earnings.

At December 31, 2004, there were no restrictions on the payment or redemption of common stock dividends by TXU Corp. under the above agreements.

The table below reflects the changes in TXU Corp. common stock outstanding for each of the years ending December 31, 2004, 2003 and 2002:

	2004	2003	2002

Balance at beginning of year	323,883,092	321,974,000	265,140,087
Issuances in public offerings	─	─	46,800,000
Issuances under equity-linked debt securities	1,817,371	─	8,365,133
Issuances under Direct Stock Purchase and Dividend
Reinvestment Plan	110,014	508,379	1,069,264
Issuances under Long-Term Incentive Compensation Plan (a)	593,514	1,920,600	971,600
Repurchases	(84,257,444)	─	─
Forfeitures and cancellations under Long-Term Incentive
Compensation Plan (b)	(2,293,667)	(519,887)	(372,084)
Balance at end of year	239,852,880	323,883,092	321,974,000

(a)	Includes distributions of restricted stock as well as additional shares issued as a result of exceeding share price performance targets.
(b)	Reflects forfeitures and cancellations of restricted stock awards granted plus additional shares resulting from reinvestment of dividends on restricted stock.

12.   STOCK-BASED COMPENSATION PLANS

The Long-Term Incentive Compensation Plan (LTIP) is a stock-based compensation plan providing discretionary awards (LTIP awards) of restricted stock and performance units payable in common stock for qualified management employees. The maximum number of shares of common stock for which LTIP awards may be granted under the plan is 10,000,000, of which 6,394,151 shares remain authorized and available (including 1,227,426 forfeited shares).  During 2004, 2003, and 2002, the Board of Directors granted LTIP awards that were issued subject to share price performance and vesting requirements over two and three year periods. The number of common shares to be ultimately distributed varies from 0% to 200% of the initial number of LTIP awards, based on TXU Corp.’s total return to shareholders over the applicable period compared to the total returns provided by the companies comprising the Standard & Poor’s 500 Electric Utilities Index. TXU Corp. has established restrictions that limit employees’ opportunities to liquidate vested stock awards. For both restricted stock and performance unit awards, dividends over the vesting period are converted to equivalent shares of TXU Corp. common stock to be distributed upon vesting.

Effective with the 1997 merger of ENSERCH Corporation (subsequently TXU Gas) and TXU Corp., outstanding options for ENSERCH Corporation common stock were exchanged for options for 532,913 shares of TXU Corp.’s common stock (TXU Gas Stock Option Plan). The weighted average exercise price for outstanding options at the beginning and end of 2004 was $24.55 and $22.50, respectively, and the weighted average exercise price for forfeited/expired options was $28.83. No further options have been, or will be, granted under this plan.

The following table presents information about these stock-based compensation plans:

	LTIP Awards	TXU Gas Stock Option Plan

Balance — December 31, 2001	1,169,358	79,450
Granted	1,002,650	─
Forfeited/expired	(277,950)	(52,105)
Vested/Exercised	(361,067)	(1,139)
Balance — December 31, 2002	1,532,991	26,206
Granted	1,900,600	─
Forfeited/expired	(515,591)	(2,532)
Vested	(37,167)	─
Balance — December 31, 2003	2,880,833	23,674
Granted	1,970,265	─
Forfeited/expired	(1,710,150)	(4,305)
Vested/Exercised	(3,667)	(16,733)
Balance — December 31, 2004	3,137,281	2,636

To vest/exercisable in — 2005	874,566	1,243
To vest/exercisable in — 2006	867,500	1,393
To vest/exercisable in — 2007	1,395,215	—

Weighted average fair-value — 2004
Outstanding — Beginning of year	$9.65
Granted	$6.98
Forfeited	$8.65
Vested	$—
Outstanding — End of year	$37.51

Weighted average fair value of awards
granted in:
2002	$17.93
2003	$5.46
2004	$6.98

Historically, TXU Corp. has accounted for stock-based compensation plans using the intrinsic value method under APB 25. Compensation expense over the vesting period was remeasured each reporting period based on the market price of the stock and the assumed number of shares distributable given the share price performance to date. Reported compensation expense related to LTIP awards totaled $25 million in 2003 and $1 million in 2002.

For the 2004 reporting period, TXU Corp. early adopted SFAS 123R, which eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards and requires the measurement of the cost of such awards over the vesting period based on the grant-date fair value of the award. TXU Corp. adopted SFAS 123R using the modified retrospective method, which allows for application to only prior interim periods in the year of initial adoption and resulted in the recognition of a $15 million ($10 million after-tax) cumulative change in accounting principle. For a portion of the 2004 period, the performance unit awards were payable in cash, but the awards were modified in December of 2004 and will be payable in stock.

TXU Corp. determined the fair value of its LTIP awards utilizing a valuation model that takes into account three principal factors: the probability weighted expected number of shares to be distributed upon vesting, the risk of uncertainty during the vesting period, and the restrictions limiting liquidation of vested stock awards. Based on the fair values determined under this model, reported expense in 2004 related to LTIP awards totaled $56 million ($36 million after-tax, or $0.19 per share). As of December 31, 2004, unrecognized expense related to nonvested LTIP awards totaled $48 million, which is expected to be recognized over a weighted average period of two years.

Had compensation expense for LTIP awards and previously existing awards under the TXU Gas Stock Option Plan been determined based upon the fair value methodology prescribed under SFAS 123, TXU Corp.’s net income would not have been materially different for the years ended December 31, 2003 and 2002.

13.   INCOME TAXES

The components of TXU Corp.’s provisions for income taxes for continuing operations are as follows:

	Year Ended December 31,
	2004	2003	2002

Current:
US Federal	$25	$279	$67
State	26	11	7
Non-US	2	1	2
Total	53	291	76
Deferred:
US Federal	31	(16)	26
State	(19)	(1)	1
Non-US	─	─	─
Total	12	(17)	27
Investment tax credits	(23)	(22)	(26)
Total	$42	$252	$77

Reconciliation of income taxes computed at the US federal statutory rate to provision for income taxes:

	Year Ended December 31,
	2004	2003	2002
Income from continuing operations before income taxes, extraordinary loss and cumulative effect of changes in accounting principles:
Domestic	$123	$821	$184
Non-US	─	(3)	(2)
Total	123	818	182

Income taxes (benefit) at the US federal statutory rate of 35%	43	286	64

Loss on extinguishment of debt	107	─	─
Depletion allowance	(25)	(25)	(25)
Release of TXU Europe reserves	(75)	─	─
Amortization of investment tax credits	(23)	(22)	(26)
Investment tax credits - deferred tax	6	6	7
Amortization (under regulatory accounting) of statutory rate changes	(8)	(8)	(8)
Compensation expense	18	─	─
State income taxes, net of federal tax benefit	5	6	5
Nondeductible losses	─	─	53
Other	(6)	9	7
Income tax expense	$42	$252	$77

Effective tax rate	34.1%	30.8%	42.3%

TXU Corp. had net tax benefits from dividend deductions related to LESOP Shares (see Note 11) of $0.5 million, $0.5 million and $2.7 million in 2004, 2003 and 2002 which were credited directly to retained earnings.

Deferred income taxes provided for temporary differences based on tax laws in effect at December 31, 2004 and 2003, balance sheet dates are as follows:

	December 31,
	2004				2003
	Total	Current	Noncurrent		Total		Current		Noncurrent
Deferred Tax Assets
Litigation liabilities	$30	$30	$	─	$	─	$	─	$	─
TXU Europe settlement	60	60		─		─		─		─
Unamortized investment tax credits	154	─		154		164		─		164
Impairment of assets	70	─		70		183		─		183
Alternative minimum tax	638	─		638		613		─		613
Retail clawback liability	33	─		33		61		─		61
Employee benefit liabilities	297	─		297		259		─		259
Net operating loss (NOL) carryforwards	684	─		684		1,537		15		1,522
NOL valuation allowance	(167)	─		(167)		(1,283)		─		(1,283)
Nuclear asset retirement obligation	151	─		151		150		─		150
State income taxes	11	─		11		7		─		7
Other	427	137		290		272		94		178
Total	2,388	227		2,161		1,963		109		1,854

Deferred Tax Liabilities
Depreciation differences and capitalized
construction costs	3,512	─		3,512		4,129		─		4,129
Deductions related to TXU Europe	592	─		592		409		─		409
Regulatory assets	595	─		595		616		─		616
State income taxes	46	─		46		42		─		42
Other	140 466950	3		137		272 466950		15		257
Total	4,885	3		4,882		5,468		15		5,453
Net Deferred Tax (Asset) Liability	$2,497	$(224)		$2,721		$3,505		$(94)		$3,599

	December 31,
	2004			2003
	Net	Net	Net	Net	Net	Net
	Current	Current	Noncurrent	Current	Current	Noncurrent
	Asset	Liability	Liability	Asset	Liability	Liability
Summary of Deferred Income Taxes
US Federal	$224	$ ─	$2,686	$94	$ ─	$3,564
State	─	─	35	─	─	35
Total	$224	$ ─	$2,721	$94	$ ─	$3,599

 At December 31, 2004, TXU Corp. had $638 million of alternative minimum tax credit carryforwards (AMT) available to offset future tax payments. The AMT credit carryforwards have no expiration date. At December 31, 2004, TXU Corp. had net operating loss (NOL) carryforwards for federal income tax purposes of $1.955 billion that expire as follows: $1.896 billion in 2022, $50 million in 2023 and $9 million in 2024. The NOL carryforwards can be used to offset future taxable income. TXU Corp. fully expects to utilize all of its NOL carryforwards prior to their expiration date. TXU Corp. utilized $716 million of NOL carryforwards in 2004. The NOL valuation allowance which was established in 2002 for the deduction related to the worthlessness of TXU Corp.’s investment in TXU Europe was adjusted downward in 2004 to $167 million as a result of the filing of the 2003 tax return and receipt of an IRS notice of proposed adjustment.

The tax effects of the components included in accumulated other comprehensive income for the year ended December 31, 2004, was a net benefit of $8 million.

TXU Corp.’s income tax returns are subject to examination by applicable tax authorities. The Internal Revenue Service is currently examining the tax years ended 1993 through 2002. In management’s opinion, an adequate provision has been made for any future taxes that may be owed as a result of any examination.

See Note 18 under “Income Tax Contingencies” for discussion of the TXU Europe tax benefit recognized and the status of IRS audits.

14.   RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

TXU Corp. is the plan sponsor of, and a participating employer in, the TXU Retirement Plan, which provides benefits to most employees based on years of service and average earnings. The TXU Retirement Plan (Retirement Plan), is a defined benefit pension plan intended to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code) and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Employees are eligible to participate in the Retirement Plan upon their completion of one year of service and the attainment of age 21. All benefits are funded by the participating employers. The Retirement Plan provides benefits to participants under one of two formulas: (i) a cash balance formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits, or (ii) a traditional defined benefit formula based on years of service and the average earnings of the three years of highest earnings. The cash balance interest component of the cash balance plan is variable and is determined using the yield on 30-year Treasury bonds.

All eligible employees hired after January 1, 2001 participate under the cash balance formula. Certain employees who, prior to January 1, 2002, participated under the traditional defined benefit formula, continue their participation under that formula. Under the cash balance formula, future increases in earnings will not apply to prior service costs. It is TXU Corp.’s policy to fund the plans on a current basis to the extent deductible under existing federal tax regulations. Such contributions, when made, are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future.

TXU Corp. also has supplemental retirement plans for management employees, the information for which is included in the data below.

In addition, eligible employees of TXU Corp. may participate in a qualified savings plan, the Thrift Plan. This plan is a participant-directed defined contribution profit sharing plan intended to qualify under Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan includes an employee stock ownership component. Under the terms of the Thrift Plan, as amended effective in 2002, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax payroll deductions, the maximum amount of their regular salary or wages permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the cash balance formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the traditional defined benefit formula of the Retirement Plan. Employer matching contributions are invested in TXU Corp. common stock. TXU Corp.’s contributions to the Thrift Plan, including cash and TXU Corp. common stock, aggregated $25 million for 2004, $29 million for 2003 and $30 million for 2002.

Minimum Pension Liability — The minimum pension liability represents the excess of the accumulated benefit obligation over the plans’ assets and the liability already recorded under SFAS 87. This additional liability is recorded as an adjustment to shareholders’ equity, as a component of accumulated comprehensive income. Based on the actuarial information at year-end 2004 and 2003, minimum pension liability gains were $24 million and $54 million, respectively, net of tax. The recording of the liability did not affect TXU Corp.’s financial covenants in any of its credit agreements.

Changes in Assumed Discount Rate — During 2004, the discount rate assumption for the pension and other postretirement benefit plans was revised as a result of remeasurements required by the Capgemini and TXU Gas transactions and changing interest rates. For the first half of 2004, the discount rate was 6.25%. The rate used for the third quarter was 6.5%, and the rate used in the fourth quarter was 6.0%. In selecting the assumed discount rate, TXU Corp. considered fixed income security yields for a AA rated portfolio of bonds as reported by Moody’s.

	Year Ended December 31,
	2004	2003	2002
Assumptions used to determine net periodic benefit cost:
Discount rate	6.00% - 6.50%	6.25%	6.75%
Expected return on pension plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.57%	3.95%	3.95%

Assumptions used to determine benefit obligations at December 31:
Discount rate	6.00%	6.25%	6.75%
Rate of compensation increase	3.57%	3.95%	3.95%

Defined Benefit Plans —Information regarding defined benefit pension plans, based on December 31 measurement dates, follows:

	Year Ended December 31
	2004	2003	2002

Components of Net Pension Costs:
Service cost	$46	$48	$42
Interest cost	130	126	124
Expected return on assets	(142)	(142)	(157)
Amortization of unrecognized net transition asset	─	(1)	(1)
Amortization of unrecognized prior service cost	4	5	5
Amortization of net (gain) loss	13	7	(7)
Recognized settlement loss	─	2	─
Recognized curtailment loss	7	─	─
Net periodic pension cost	$58	$45	$6

Change in Pension Obligation:
Projected benefit obligation at beginning of year	$2,173		$1,935
Service cost	46		48
Interest cost	130		126
Actuarial (gain) loss	(30)		157
Benefits paid	(108)		(93)
Curtailments	7		─
Projected benefit obligation at end of year	$2,218		$2,173
Accumulated benefit obligation at end of year	$2,079		$1,943

Change in Plan Assets:
Fair value of assets at beginning of year	$1,819		$1,529
Actual return on assets	231		341
Employer contributions	51		37
Benefits paid	(106)		(88)
Fair value of assets at end of year	$1,995		$1,819

Funded Status:
Projected pension benefit obligation	$(2,218)		$(2,173)
Fair value of assets	1,995		1,819
Unrecognized net transition asset	─		(1)
Unrecognized prior service cost	15		29
Unrecognized net loss	158		280
Accrued pension cost	$(50)		$(46)

Amounts Recognized in the Balance Sheet Consist of:
Prepaid benefit cost	$8	$	─
Accrued benefit liability	(92)		(124)
Intangible asset	12		29
Accumulated other comprehensive loss	14		32
Accumulated deferred income taxes	8		17
Net amount recognized	$(50)		$(46)

At December 31, 2004, those pension plans that had a projected benefit obligation (PBO) that exceeded the fair value of plan assets had a total PBO of $2.201 billion and total plan assets of $1.971 billion. At December 31, 2003, the PBO for all pension plans exceeded the fair value of plan assets.

At December 31, 2004, those pension plans that had an accumulated benefit obligation (ABO) that exceeded the fair value of plan assets had a total ABO of $2.062 billion and total plan assets of $1.971 billion. At December 31, 2003, those pension plans that had an ABO that exceeded the fair value of plan assets had a total ABO of $881 million and total plan assets of $717 million.

Asset Allocations - The weighted-average asset allocations of pension plans at December 31, 2004 and 2003, by asset category are as follows:
	Allocation of Plan Assets		Target Allocation	Expected Long-term
Asset Type	2004	2003	Ranges	Returns

US equity	52.1%	52.3%	40%-75%	9.5%
International equity	14.5%	13.1%	5%-20%	10.0%
Fixed income	29.1%	31.2%	15%-50%	6.8%
Real estate	4.3%	3.4%	0%-10%	8.0%
	100.0%	100.0%		8.75%

Expected Long-term Rate of Return on Assets Assumption ─ TXU Corp. considered both historical returns and future expectations for returns of various asset classes in its determination of the expected long-term rate of return assumption. A key expectation is that current interest rates will move towards an equilibrium interest rate that produces a 6% yield on intermediate government bonds. Expected returns for other asset classes are based on incremental returns over such expected government bond yield. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return assumption for the portfolio.

Investment Strategy ─ The investment objective is to provide a competitive return on the assets in each plan, while at the same time preserving the value of those assets. The strategy is to invest a third of the assets in fixed income and two thirds in equity, while maintaining sufficient cash to pay benefits and expenses.

The fixed income assets are diversified by sector and security, are intermediate in duration, and maintain an average quality rating of at least “A” (as determined by a major ratings agency such as Moody’s). The allocation to fixed income assets also includes an allocation to core, income producing real estate through private, unlevered real estate investment trusts. The equity assets are diversified by size, style and location with a conservative bias toward value securities.

Contributions in 2005 — Estimated funding in 2005 is $22 million for the pension plan and $53 million for the other postretirement benefits plan.

Postretirement Benefits Other Than Pensions — In addition to the Retirement Plan and the Thrift Plan, TXU Corp. offers health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree’s age and years of service.

	Year Ended December 31,
	2004	2003	2002
Assumptions used to determine net periodic benefit cost:
Discount rate	6.00% - 6.50%	6.25%	6.75%
Expected return on plan assets	8.01%	8.01%	8.26%

Components of Net Periodic Postretirement Benefit Costs:
Service cost	$15	$18	$12
Interest cost	60	63	63
Expected return on assets	(18)	(15)	(16)
Amortization of unrecognized net transition obligation	2	4	8
Amortization of unrecognized prior service cost/(credit)	(2)	1	6
Amortization of net loss	25	29	11
Recognized curtailment gain	(2)	─	─
Net postretirement benefit cost	$80	$100	$84

	December 31,
	2004	2003

Assumptions used to determine benefit obligations at December 31:
Discount rate	6.00% - 6.50%	6.25%

Change in Postretirement Benefit Obligation:
Benefit obligation at beginning of year	$1,002	$1,156
Service cost	15	18
Interest cost	60	63
Participant contributions	11	11
Plan amendments	─	(270)
Actuarial loss	31	88
Benefits paid	(70)	(64)
Curtailments	(62)	─
Benefit obligation at end of year	$987	$1,002

Change in Plan Assets:
Fair value of assets at beginning of year	$206	$174
Actual return on assets	27	29
Employer contributions	52	54
Participant contributions	9	9
Benefits paid	(65)	(60)
Fair value of assets at end of year	$229	$206

Funded Status:
Benefit obligation	$(987)	$(1,002)
Fair value of assets	229	206
Unrecognized net transition obligation	11	17
Unrecognized prior service credit	(16)	(166)
Unrecognized net loss	342	549
Accrued postretirement benefit cost	$(421)	$(396)

The expected increase in costs of future benefits covered by the postretirement benefit plan is projected using a health care cost trend rate for pre-65 liabilities of 10% for 2005, decreasing by 1% each year until the ultimate rate of 5% is reached in 2010. For post-65 liabilities, the rate is 11% for 2005, decreasing by 1% each year until the ultimate rate of 5% is reached in 2011. A one percentage point increase in the assumed health care cost trend rate in each future year would increase the accumulated other postretirement benefit obligation at December 31, 2004, by approximately $117 million and other postretirement benefits cost for 2004 by approximately $11 million. A one percentage point decrease in the assumed health care cost trend rate would decrease the accumulated other postretirement benefit obligation at December 31, 2004, by approximately $97 million and other postretirement benefits cost for 2004 by approximately $10 million.

TXU Corp.’s other postretirement benefit plan weighted average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	Allocation of Plan Assets
Asset Type	2004	2003

US equity	58.0%	57.9%
International equity	6.6%	5.5%
Fixed income	33.5%	35.2%
Real estate	1.9%	1.4%
	100.0%	100.0%

Expected Long-term
Plan Type	Returns
401(h) accounts	8.75%
Life Insurance VEBA	8.75%
Union VEBA	8.75%
Non-Union VEBA	5.75%
Insurance Continuation Reserve	6.25%
8.66%

Investment strategy and the basis used to determine the expected long-term return on assets for postretirement benefit plans is similar to that discussed above for the pension plans.

Future Benefit Payments— Estimated future benefit payments to beneficiaries are as follows:

	2005	2006	2007	2008	2009	2010-14
Pension benefits	$100	$102	$106	$111	$115	$675
Other postretirement benefits	$60	$62	$65	$67	$70	$401

Medicare Act —The Medicare Prescription and Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted in December 2003. TXU Corp. is accounting for the effects of the Medicare Act in accordance with FASB Staff Position 106-2. For 2004, the effect of the adoption of the Medicare Act was a reduction of approximately $28 million in TXU Corp.’s other postretirement benefit costs. TXU Corp. elected to immediately reflect the financial impact of the recently enacted Medicare reform legislation in the accounting for other postretirement benefit costs, resulting in a $1.9 million reduction in expense in 2003 and a reduction in the accumulated postretirement benefit obligation of $142 million in accordance with FSP 106-1, subsequently superseded by FSP 106-2.

15.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and related estimated fair values of TXU Corp.’s significant financial instruments were as follows:

	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
On balance sheet assets (liabilities):
Long-term debt (including current maturities) (a) (b)	$(12,632)	$(13,330)	$(11,273)	$(11,571)
Long-term debt held by subsidiary trusts	$—	$—	$(546)	$(554)
LESOP note receivable (see Note 11)	$229	$286	$235	$280
Financial guarantees	$—	$—	$(2)	$(1)
Exchangeable preferred membership interests (c)	$—	$—	$(646)	$(1,580)

Off balance sheet assets (liabilities):
Financial guarantees	$—	$(7)	$—	$(9)
Accelerated share repurchase agreement (See Note 18)	$—	$13	$—	$—
(a) Excludes capital leases.
(b)	Includes stock purchase contracts related to equity-linked debt.
(c)	Reported in 2003 as preferred securities of subsidiaries.

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

The fair value of each financial guarantee is based on the difference between the credit spread of the entity responsible for the underlying obligation and a financial counterparty applied, on a net present value basis, to the notional amount of the guarantee.

The carrying amounts for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments. The fair values of other financial instruments, including the Capgemini put option, for which carrying amounts and fair values have not been presented are not materially different than their related carrying amounts.

16.   DERIVATIVE FINANCIAL INSTRUMENTS

For derivative instruments designated as cash flow hedges, TXU Corp. recognized a net unrealized ineffectiveness loss of $21 million ($14 million after-tax) in 2004, a net gain of $6 million ($4 million after-tax) in 2003 and a net loss of $41 million ($27 million after-tax) in 2002. The ineffectiveness gains and losses related to commodity hedges and were reported as a component of revenues.

The net effect of unrealized mark-to-market ineffectiveness accounting, which includes the above amounts as well as the effect of reversing unrealized gains and losses recorded in previous periods to offset realized gains and losses in the current period, totaled $19 million in net losses in 2004, $36 million in net gains in 2003 and $41 million in net losses in 2002.

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

Cash flow hedge amounts reported in accumulated other comprehensive income will be recognized in earnings as the related forecasted transactions are settled or are deemed to be no longer probable of occurring. No amounts were reclassified into earnings in 2004, 2003 or 2002 as a result of the discontinuance of cash flow hedges because of the probability a hedged forecasted transaction would not occur.

As of December 31, 2004, TXU Corp. expects that $118 million ($77 million after-tax) in accumulated other comprehensive loss will be recognized in earnings over the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges. The following table summarizes balances currently recognized in accumulated other comprehensive loss:

	Accumulated
	Other Comprehensive Loss
	at December 31, 2004
	Commodity-	Interest-
	related	related	Total

Dedesignated hedges (amounts fixed)	$90	$78	$168
Hedges subject to market price fluctuations	4	─	4
Total	$94	$78	$172

17.   TEXAS ELECTRIC INDUSTRY RESTRUCTURING

Restructuring Legislation

As a result of the 1999 Restructuring Legislation, on January 1, 2002, TXU Corp. disaggregated (unbundled) its Texas electric utility business into a power generation company, a retail electric provider and an electricity transmission and distribution (delivery) utility. Unbundled electricity delivery utilities within ERCOT, such as TXU Electric Delivery, remain regulated by the Public Utility Commission of Texas (the Commission).

Effective January 1, 2002, REPs affiliated with electricity delivery utilities were required to charge price-to-beat rates, established by the Commission, to residential and small business customers located in their historical service territories. TXU Energy Holdings, whose REP is affiliated with an electricity delivery utility, was required to charge the price-to-beat rate, adjusted for fuel factor changes, to such classes of customers until the earlier of January 1, 2005 or the date on which 40% of the electricity consumed by customers in that class is supplied by competing REPs. Currently, TXU Energy Holdings may offer rates different from the price-to-beat rate to customers in that class, but it must also continue to make the price-to-beat rate available for residential and small business customers until January 1, 2007. In December 2003, the Commission found that TXU Energy Holdings had met the 40% requirement to be allowed to offer alternatives to the price-to-beat rate for small business customers in its historical service territory.

Under amended Commission rules, effective in April 2003, affiliated REPs of utilities are allowed to petition the Commission twice a year for a change in the fuel factor component of their price-to-beat rates if the average price of natural gas futures increases or decreases more than 5% (10% if the petition is filed after November 15 of any year) from the level used to set the existing price-to-beat fuel factor rate. TXU Energy Holdings implemented two price-to-beat increases in both 2003 and 2004.

Also, effective January 1, 2002, power generation companies affiliated with electricity delivery utilities may charge unregulated prices in connection with ERCOT wholesale power transactions. Estimated costs associated with TXU Energy Holdings’ nuclear power plant decommissioning obligations continue to be recovered by TXU Electric Delivery as an electricity distribution fee surcharge over the life of the plant.

Regulatory Settlement Plan
On December 31, 2001, US Holdings filed a Settlement Plan with the Commission. It resolved all major pending issues related to US Holdings’ transition to competition pursuant to the 1999 Restructuring Legislation. The Settlement Plan does not remove regulatory oversight of TXU Electric Delivery’s business nor does it eliminate TXU Energy Holdings’ price-to-beat rates and related fuel adjustments. The Settlement Plan became final and non-appealable in January 2003.

The major elements of the Settlement Plan are:

Excess Mitigation Credit  — Over the two-year period ended December 31, 2003, TXU Electric Delivery implemented a stranded cost excess mitigation credit in the amount of $389 million (originally estimated to be $350 million), plus $26 million in interest, applied as a reduction to distribution fees charged to all REPs, including TXU Energy Holdings. The credit was funded through payments on a note receivable from TXU Energy Holdings.

Regulatory Asset Securitization — US Holdings received a financing order authorizing the issuance of securitization (transition) bonds in the aggregate principal amount of up to $1.3 billion to recover regulatory asset stranded costs and other qualified costs. Accordingly, TXU Electric Delivery Transition Bond Company LLC, a bankruptcy remote financing subsidiary of TXU Electric Delivery, issued an initial $500 million of securitization bonds in 2003 and the remaining $790 million in the first half of 2004. The principal and interest on the bonds are recoverable through revenues as a transition charge to all REPs, including TXU Energy Holdings. There is no remaining issuance authorization under the financing order.

Retail Clawback Credit — The Settlement Plan provides that a retail clawback credit will be implemented unless 40% of the electricity consumed by residential and small business customers in a REP’s historical service territory is supplied by competing REPs after the first two years of competition. This threshold was reached for small business customers, as discussed above, but not for residential customers. The amount of the credit is equal to the number of residential customers retained by TXU Energy Holdings in the historical service territory as of January 1, 2004, less the number of new customers TXU Energy Holdings had added outside of the historical service territory as of January 1, 2004, multiplied by $90. The credit, which is being funded by TXU Energy Holdings, is being applied to delivery fees charged by TXU Electric Delivery to REPs, including TXU Energy Holdings, over a two-year period beginning January 1, 2004. In 2002, TXU Energy Holdings recorded a charge to cost of energy sold of $185 million ($120 million after-tax) to accrue an estimated retail clawback liability. In 2003, TXU Energy Holdings reduced the liability to $173 million, with an offsetting credit to earnings of $12 million ($8 million after-tax) to reflect the calculation of the estimated liability applicable only to residential customers in accordance with the Settlement Plan. In 2004, TXU Energy Holdings further reduced the estimated liability by $12 million ($8 million after-tax) to reflect revised estimates of customer counts, with an offsetting credit to earnings. As of December 31, 2004, the balance of the retail clawback liability accrual was $82 million. As the amount of the credit is based on numbers of customers over the related two-year period, the liability is subject to further adjustments.

Stranded Costs and Fuel Cost Recovery — TXU Energy Holdings’ stranded costs, not including regulatory assets, are fixed at zero. US Holdings will not seek to recover its unrecovered fuel costs which existed at December 31, 2001. Also, it will not conduct a final fuel cost reconciliation, which would have covered the period from July 1998 until the beginning of competition in January 2002.

18.   COMMITMENTS AND OTHER CONTINGENCIES

Clean Air Act — The federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on SO2 and NOx emissions produced by electricity generation plants. TXU Energy Holdings’ capital requirements have not been significantly affected by the requirements of the Clean Air Act. In addition, all permits required for the air pollution control provisions of the 1999 Restructuring Legislation have been applied for and TXU Energy Holdings has initiated a construction program to install control equipment to achieve the required reductions.

Power Purchase Contracts — Certain contracts to purchase electricity provide for capacity payments to ensure availability and provide for adjustments based on the actual power taken under the contracts. Capacity payments under these contracts totaled $230 million in both 2004 and 2003 and $296 million in 2002.

Expected future capacity payments under existing agreements are estimated as follows:

2005	$108
2006	56
2007	18
2008	─
2009	─
Thereafter	─
Total capacity payments	$182

At December 31, 2004, TXU Corp. had commitments for pipeline transportation and storage reservation fees as follows:

2005	$74
2006	45
2007	44
2008	41
2009	43
Thereafter	107
Total pipeline transportation and storage reservation fees	$354

On the basis of TXU Corp.’s current expectations of demand from its electricity customers as compared with its capacity and take-or-pay payments, management does not consider it likely that any material payments will become due for electricity not taken beyond capacity payments.

Coal Contracts — TXU Corp. has commitments under coal purchase agreements and coal transportation agreements as follows:

2005	$96
2006	109
2007	95
2008	98
2009	102
Thereafter	─
Total	$500

Leases — TXU Corp. has entered into operating leases covering various facilities and properties including generation plant facilities, combustion turbines, transportation equipment, mining equipment, data processing equipment and office space. Certain of these leases contain renewal and purchase options and residual value guarantees. Lease costs charged to operating expense totaled $190 million, $215 million and $222 million in 2004, 2003 and 2002, respectively.

As of December 31, 2004, future minimum lease payments under both capital leases and operating leases (with initial or remaining noncancelable lease terms in excess of one year) were as follows:

	Capital	Operating
Year	Leases	Leases
2005	$2	$78
2006	2	82
2007	2	84
2008	2	80
2009	1	77
Thereafter	2	427
Total future minimum lease payments	11	$828
Less amounts representing interest	2
Present value of future minimum lease payments	9
Less current portion	1
Long-term capital lease obligation	$8

Accelerated Share Repurchase — In November 2004, TXU Corp. entered into an agreement with a broker-dealer counterparty under which TXU Corp. repurchased 52.5 million shares of its outstanding common stock at an initial price of $64.57 per share for a total of $3.4 billion. Under the agreement, the counterparty immediately borrows shares that are sold to and canceled by TXU Corp. and in turn purchases shares in the open market over a subsequent time period; the agreement is subject to a future contingent purchase price adjustment based on the actual costs of the shares purchased by the counterparty. The price adjustment can be settled, at TXU Corp.’s option, in cash or in shares of its common stock. As of March 8, 2005, the counterparty had repurchased 55% of the shares under the agreement at an average price per share of $68.07. Assuming the counterparty repurchased the remaining shares at a price per share equal to $78.41, which was the closing price of TXU Corp.’s common stock on March 8, 2005, then TXU Corp. would be required to pay up to approximately $464 million (including related settlement fees and expenses) in cash and/or issue up to approximately 5.9 million shares of TXU Corp. common stock to the counterparty in settlement of the transaction. The settlement amount can increase or decrease depending upon the actual price paid for the shares repurchased by the counterparty under the program. The settlement is expected to occur between the second and fourth quarter of 2005, depending upon the timing and pace of the counterparty’s purchases.

Guarantees — TXU Corp. has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

Project development guarantees — In 1990, US Holdings repurchased an electric co-op’s minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op’s indebtedness to the US government for the facilities. US Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. US Holdings guaranteed the co-op’s payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op’s rights under the agreement, and such payments would then be owed directly by US Holdings. At December 31, 2004, the balance of the indebtedness was $131 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

Residual value guarantees in operating leases — TXU Corp. is the lessee under various operating leases that obligate it to guarantee the residual values of the leased facilities. Accounting rules require the recording of a liability for all guarantees entered into subsequent to December 31, 2002. At December 31, 2004, the aggregate maximum amount of residual values guaranteed was approximately $204 million with an estimated residual recovery of approximately $135 million. The substantial majority of the maximum guarantee amount relates to leases entered into prior to December 31, 2002. The average life of the lease portfolio is approximately seven years.

Letters of credit — TXU Energy Holdings has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $383 million of letters of credit were outstanding at December 31, 2004 to support existing floating rate pollution control revenue bond debt of approximately $375 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2008.

TXU Energy Holdings has outstanding letters of credit in the amount of $9 million for miscellaneous credit support requirements. Although the average life of the letters of credit is approximately one year, the obligation to provide guarantees is ongoing.

TXU Energy Holdings has outstanding letters of credit in the amount of $99 million to support hedging and risk management margin requirements in the normal course of business. As of December 31, 2004, approximately 27% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the next three years.

Surety bonds — TXU Corp. has outstanding surety bonds of approximately $30 million to support performance under various subsidiary contracts and legal obligations in the normal course of business. The term of the surety bond obligations is approximately one year.

Other — US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $6 million at December 31, 2004, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature in 2011 and have an interest rate of 5.50%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all its contract rights and obligations in connection with $1 million remaining principal amount of bonds at December 31, 2004, issued for similar purposes, which had previously been guaranteed by US Holdings. US Holdings is, however, contingently liable in the event of default by the municipality.

In connection with the TXU Gas transaction, on October 1, 2004, TXU Corp. agreed, for a period of three years, to indemnify Atmos Energy Corporation for certain qualified environmental claims that may arise in relation to the assets acquired by Atmos Energy Corporation. TXU Corp. is not required to indemnify Atmos Energy Corporation until the aggregate of all such qualified claims exceeds $10 million, and TXU Corp. is only required to indemnify Atmos Energy Corporation for 50% of qualified claims between $10 million and $20 million. The maximum amount that TXU Corp. would be required to pay Atmos Energy Corporation pursuant to this environmental indemnity is $192.5 million. In addition, TXU Corp. agreed to indemnify Atmos Energy Corporation for up to $500 million for any liability related to assets retained by TXU Corp., including certain inactive gas plant sites not acquired by Atomos Energy Corporation  and up to $1.4 billion for contingent liabilities associated with pre-closing tax and employee related matters. In each case, TXU Corp.’s indemnification is limited to 10 years. The maximum aggregate amount that TXU Corp. may be required to pay is $1.925 billion. The estimated fair value of the indemnification recorded upon completion of the TXU Gas transaction was $2.5 million.

In 1992, a discontinued engineering and construction business of TXU Gas completed construction of a plant, the performance of which is warranted by TXU Gas through 2008. The maximum contingent liability under the guarantee is approximately $112 million. No claims have been asserted under the guarantee and none are anticipated. TXU Corp. retains this contingent liability under the terms of the TXU Gas transaction agreement.

Income Tax Contingencies — TXU Corp. and certain of its subsidiaries are currently under audit by the IRS with respect to tax returns for various tax periods subsequent to 1992 and prior to 2003, and are subject to audit by other taxing authorities and by the IRS for subsequent tax periods. The amount and timing of any tax assessments resulting from these audits are uncertain, and could have a material effect on the company’s liquidity and results of operations. Certain audit matters as to which management believes there is a reasonable possibility of a material future tax assessment are discussed below. Other than as discussed below under “TXU Europe” and “TXU Gas 1993 Audit”, there have been no material adjustments to tax reserves.

TXU Corp. 1994-1996 Audit — The IRS audit of TXU Corp.’s 1994 -1996 federal tax return has been completed, and all material issues have been agreed upon.

TXU Corp. 1997-2002 Audit — The IRS is currently examining TXU Corp.’s federal income tax returns for 1997-2002. In addition to proposed adjustments with respect to the worthlessness of TXU Corp.’s investment in TXU Europe (discussed separately below), the IRS has issued notices of proposed adjustment with respect to several other items. The IRS will likely issue additional proposed adjustments during the spring of 2005, and is expected to complete its examination by the third quarter of 2005. TXU Corp. expects to protest a number of adjustments, and expects that the protested issues will not be resolved until after 2005. Management believes that reserves recorded for potential adjustments to TXU Corp.’s 1997-2002 tax returns are adequate to provide for the expected outcome of the IRS’s proposed adjustments.

TXU Europe — On its US federal income tax return for calendar year 2002, TXU Corp. claimed an ordinary loss deduction related to the worthlessness of TXU Corp.’s investment in TXU Europe, the tax benefit of which is estimated to be $983 million (assuming the deduction is sustained on audit). Due to a number of uncertainties regarding the proper tax treatment of the worthlessness loss, no portion of the tax benefit related to TXU Corp.’s 2002 write-off of its investment in TXU Europe was recognized in income prior to the second quarter of 2004.

As discussed in Note 1, $755 million of the tax benefit was recognized during 2004. The tax benefits recognized by TXU Corp. during 2004 were based on the capital loss and ordinary deductions allowed by the IRS in a notice of proposed adjustment originally issued in June 2004 (and subsequently amended in September 2004), adjusted to exclude the effects of elements of the IRS notice that TXU Corp. believes are without merit and unlikely to be sustained. While the notice of proposed adjustment is not binding on the IRS and therefore it is uncertain what positions the IRS might ultimately assert or what, if any, tax liability might result, TXU Corp. believes that the possibility of the IRS adopting a more adverse position is remote.

If TXU Corp.’s ordinary loss deduction claimed on the 2002 tax return is not sustained, TXU Corp. would be required to repay approximately $452 million in tax refunds previously received (including interest through December 31, 2004) based on the assumptions used to determine the tax benefits recognized during 2004, and before taking into account other potential IRS adjustments to TXU’s 1997-2002 tax returns. In addition, TXU Corp. would owe additional tax of $108 million related to 2004. These amounts are reported as other noncurrent liabilities in the December 31, 2004 balance sheet. No material earnings charge is expected with respect to any such repayment. TXU Corp. is unable to predict the timing of any such repayment, but currently expects that it would not be made prior to 2006.

TXU Corp. believes that its original tax reporting of the worthlessness of its investment in TXU Europe as an ordinary deduction was proper and intends to protest the IRS’s proposed adjustments. If TXU Corp.’s position is sustained, approximately $217 million would be recognized in earnings.

TXU Corp. 2003-2005 Audit — TXU Corp. expects that the IRS will commence an examination of its 2003 through 2005 tax returns during 2006. Consistent with its experience in prior audits, TXU Corp. expects that the IRS will propose adjustments to the tax returns and that TXU Corp. will incur some liability to resolve those proposed adjustments with the IRS. The nature and amount of any such proposed adjustments is uncertain and will likely not be known for several years. TXU Corp. has recorded reserves related to potential audit adjustments to its 2003 - 2004 tax returns, representing the estimated tax expense to be incurred as a result of such audit adjustments.

TXU Gas 1993 Audit — In April 2003, the IRS proposed to TXU Gas certain adjustments to the U.S. federal income tax returns of ENSERCH Corporation (the acquired predecessor of TXU Gas) for the 1993 calendar year. TXU Gas appealed the proposed adjustments to the IRS Appeals Office and in June 2004, the IRS Appeals Office rejected the substance of TXU Gas’ appeal of the IRS proposed adjustments, refused to consider a settlement of the disputed issues, and returned the case to the Examination Division to address loss carryback claims from subsequent years. Based on the unsuccessful settlement negotiations, additional tax reserves of $47 million were recorded during the second quarter of 2004 to account for the excess of the tax, penalty and interest asserted by the IRS over the amount of tax reserves previously recorded (see Note 4). During the fourth quarter of 2004, TXU Gas paid all tax, interest and penalty due for the 1993 tax year, and reduced its tax reserves and deferred tax assets, all in accordance with the IRS proposed adjustments. TXU Gas expects to file a claim for refund protesting certain of the IRS adjustments.

The results of TXU Gas are presented as discontinued operations as discussed in Note 4. Under the definitive transaction agreement, the buyer of the TXU Gas operations will not assume liabilities, among others, related to ENSERCH tax returns contested by the IRS.

TXU Gas 1994-1997 Audit — The IRS is currently examining the ENSERCH Corporation 1994-1997 federal income tax returns. To date, the IRS has proposed only minor adjustments. However, the IRS is expected to issue a statutory notice of deficiency on or before March 13, 2005, and TXU Gas expects that the notice of deficiency will challenge certain tax effects of the December 1994 incorporation of Enserch Exploration Partners, L.P. (the “1994 Transaction”). TXU Gas estimates that the IRS will propose adjustments which, if sustained in full, would result in a charge to income from discontinued operations, before applicable tax reserves, of $181 million (including interest through December 31, 2004). Management believes that the reported tax treatment of the 1994 Transaction was proper, and intends to challenge any IRS proposed adjustments. Management believes that reserves recorded for potential adjustments to ENSERCH’s 1994-1997 tax returns are adequate to provide for the expected outcome of the anticipated IRS proposed adjustments.

Labor Contracts — Approximately 1,750 TXU Energy Holdings employees and 175 TXU Electric Delivery employees are represented by labor unions and covered by collective bargaining agreements with varying expiration dates. These agreements generally cover two to three year periods; however, as is normal practice in the industry, wages and benefits are established annually. Negotiations are currently underway with respect to the collective bargaining agreement covering employees at the Comanche Peak plant and discussions are expected to begin in the fall of 2005 regarding the agreements with employees in TXU Energy Holdings’ other power production and mining operations. The TXU Electric Delivery bargaining agreement will expire in 2007 and wages and benefits will be negotiated in the fall of 2005. Management does not anticipate that any changes in collective bargaining agreements will have a material affect on TXU Corp.’s financial position, results of operations or cash flows; however, TXU Corp. is unable to predict the ultimate outcome of these labor negotiations.

Nuclear Insurance — With regard to liability coverage, the Price-Anderson Act (Act) provides financial protection for the public in the event of a significant nuclear power plant incident. The Act sets the statutory limit of public liability for a single nuclear incident at $10.8 billion currently and requires nuclear power plant operators to provide financial protection for this amount. The Act is being considered by the United States Congress for modification and extension. The terms of a modification, if any, are not presently known and therefore TXU Corp. is unable, at this time, to determine any impact it may have on nuclear liability coverage. As required, TXU Corp. provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, TXU Corp. has $300 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of a major stock insurance company pool, Nuclear Energy Liability Insurance Association. The second layer of financial protection is provided under an industry-wide retrospective payment program called Secondary Financial Protection (SFP).

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

With respect to nuclear decontamination and property damage insurance, NRC regulations require that nuclear plant license-holders maintain not less than $1.1 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. TXU Corp. maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $3.4 billion, above which TXU Corp. is self-insured. The primary layer of coverage of $500 million is provided by Nuclear Electric Insurance Limited (NEIL), a nuclear electric utility industry mutual insurance company. The remaining coverage includes premature decommissioning coverage provided by NEIL in the amount of $2.25 billion and $661 million from other insurance markets and foreign nuclear insurance pools. TXU Corp. is subject to a maximum annual assessment from NEIL of $31.5 million.

TXU Corp. maintains Accidental Outage Insurance through NEIL to cover the additional costs of obtaining replacement power from another source if one or both of the units at Comanche Peak are out of service for more than twelve weeks as a result of covered direct physical damage. The coverage provides for weekly payments of $3.5 million for the first fifty-two weeks and $2.8 million for the next 110 weeks for each outage, respectively, after the initial twelve-week period. The total maximum coverage is $490 million per unit. The coverage amounts applicable to each unit will be reduced to 80% if both units are out of service at the same time as a result of the same accident. Under this coverage, TXU Corp. is subject to a maximum annual assessment of $8.8 million.

There have been some revisions made to the nuclear property and nuclear liability insurance policies regarding the maximum recoveries available for multiple terrorism occurrences. Under the NEIL policies, if there were multiple terrorism losses occurring within a one-year time frame, NEIL would make available one industry aggregate limit of $3.24 billion plus any amounts it recovers from other sources up to the limits for each claimant. If terrorism losses occurred beyond the one-year period, a new set of limits and resources would apply. Under the ANI liability policy, the liability arising out of terrorist acts will be subject to one industry aggregate limit of $300 million that could be reinstated at ANI’s option depending on prevailing risk circumstances and the balance in the Industry Credit Rating Plan reserve fund. Under the US Terrorism Risk Insurance Act of 2002, the US government provides reinsurance with respect to acts of terrorism in the US for losses caused by an individual or individuals acting on behalf of foreign parties. In such circumstances, the NEIL and ANI terrorism aggregates would not apply.

Nuclear Decommissioning — Through December 31, 2001, decommissioning costs were recovered from consumers based upon a 1992 site-specific study through rates placed in effect under TXU Corp.’s January 1993 rate increase request. Effective January 1, 2002, decommissioning costs are recovered through a tariff charged to REPs by TXU Electric Delivery based upon a 1997 site-specific study, adjusted for trust fund assets, as a component of delivery fees effective under TXU Corp.’s 2001 Unbundled Cost of Service filing. Amounts recovered through regulated rates are deposited in external trust funds (see Note 6 under Investments). An updated decommissioning study is in the process of being completed. It is anticipated that no material change in the decommissioning funding will be required.

See Note 3 for a discussion of the impact of SFAS 143 on accounting for nuclear decommissioning costs.

Legal Proceedings — On February 18, 2005, a lawsuit was filed by Utility Choice, L.P. and Cirro Group, Inc. in the United States District Court for the Southern District of Texas, Houston Division, against TXU Corp. and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in a variety of anticompetitive conduct, including market manipulation in violation of antitrust and other laws. TXU Corp. believes that claims against it and its subsidiary companies are without merit, and TXU Corp. and its subsidiaries intend to vigorously defend the lawsuit. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action.

Between October 19 and December 30, 2004, ten lawsuits were filed by purported customers in various California superior courts against TXU Corp., TXU Energy Trading Co. and TXU Energy Services and other marketers, traders, transporters and sellers of natural gas. Plaintiffs allege that beginning at least by the summer of 2000, defendants manipulated and fixed at artificially high levels natural gas prices in California in violation of the Cartwright Act and other California state laws. These lawsuits have been coordinated in the San Diego Superior Court with numerous other natural gas actions as "In re Natural Gas Anti-Trust Cases I, II, III, IV and V." TXU Corp. believes the claims against TXU Corp. and its subsidiaries are without merit, and intends to vigorously defend the lawsuits. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of these actions.

On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy Holdings and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An amended complaint was filed in February 2004 that joined additional, unaffiliated defendants. Three retail electric providers filed motions for leave to intervene in the action alleging claims substantially identical to TCE’s. In addition, approximately 25 purported former customers of TCE filed a motion to intervene in the action alleging claims substantially identical to TCE’s, both on their own behalf and on behalf of a putative class of all former customers of TCE. An order granting TXU Energy Holdings’ Motion to Dismiss based on the filed rate doctrine was entered on June 24, 2004. TCE has appealed the dismissal; however, TXU Corp. believes the dismissal of the antitrust claims was proper and that it has not committed any violation of the antitrust laws. The appeal remains pending before the Fifth Circuit Court of Appeals. Further, the Commission’s investigation of the market conditions in late February 2003 has not resulted in any finding adverse to TXU Corp. Accordingly, TXU Corp. believes that TCE’s and the intervenors’ claims are without merit, and intends to vigorously defend the lawsuit on appeal. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action.

On April 28, 2003, a lawsuit was filed by a former employee of TXU Portfolio Management in the United States District Court for the Northern District of Texas, Dallas Division, against TXU Corp., TXU Energy Holdings and TXU Portfolio Management. The case is set for trial on June 6, 2005 and discovery in the case is substantially complete. In the case, the plaintiff asserts claims under Section 806 of Sarbanes-Oxley arising from the termination of plaintiff’s employment and claims for breach of contract relating to payment of certain bonuses. Plaintiff seeks back pay, payment of bonuses and alternatively, reinstatement or future compensation, including bonuses. TXU Corp. believes the plaintiff’s claims are without merit. The plaintiff was terminated as the result of a reduction in force, not as a reaction to any concerns the plaintiff had expressed, and plaintiff was not in a position to evaluate TXU Corp.’s financial statements or assess the adequacy of TXU Corp.’s financial disclosures. Thus, TXU Corp. does not believe that there is any merit to the plaintiff’s claims under Sarbanes-Oxley. TXU Corp. disputes the plaintiff’s claims and intends to vigorously defend the litigation. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action.

On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This case was transferred to the Beaumont Division of the Eastern District of Texas and on March 24, 2004 was transferred to the Northern District of Texas, Dallas Division. This action is brought by an individual, alleging to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. Defendants have filed a motion to dismiss the lawsuit which is pending before the court; however, as a result of the dismissal of the antitrust claims in the litigation described above brought by TCE, the parties have agreed to stay this litigation until the appeal in the TCE case has been decided. TXU Corp. believes that the plaintiff lacks standing to assert any antitrust claims and that defendants have not violated antitrust laws or other laws as claimed by plaintiff. Therefore, TXU Corp. believes that plaintiff’s claims are without merit and plans to vigorously defend the lawsuit. TXU Corp. is however, unable to estimate any possible loss or predict the outcome of this action.

In November 2002 and February and March 2003, three lawsuits were filed in the United States District Court for the Northern District of Texas asserting claims under ERISA on behalf of a putative class of participants in and beneficiaries of various employee benefit plans of TXU Corp. These ERISA lawsuits have been consolidated, and a consolidated complaint was filed in February 2004 against TXU Corp., the directors of TXU Corp., Erle Nye, Peter B. Tinkam, Kirk R. Oliver, Biggs C. Porter, Diane J. Kubin, Barbara B. Curry and Richard Wistrand. On February 10, 2004, the plaintiffs filed their motion for and memorandum in support of class certification. After class certification discovery was completed, the Court denied Plaintiffs’ initial class certification motion without prejudice and granted plaintiffs’ leave to amend their complaint. Plaintiff’s second class certification motion remains pending and TXU Corp. and the individual defendants oppose class certification. The plaintiffs seek to represent a class of participants in such employee benefit plans during period between April 26, 2001 and October 11, 2002. TXU Corp. believes the claims are without merit and intends to vigorously defend the lawsuit. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action.

On October 23, 2002, a derivative lawsuit was filed by a purported shareholder on behalf of TXU Corp. in the 116th Judicial District Court of Dallas County, Texas, against TXU Corp., Erle Nye, Michael J. McNally, David W. Biegler, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret M. Maxey, J.E. Oesterreicher, Charles R. Perry and Herbert H. Richardson. The plaintiff alleges breach of fiduciary duty, abuse of control, mismanagement, waste of corporate assets, and breach of duties of loyalty and good faith. The named individual defendants are current or former officers and/or directors of TXU Corp. No amount of damages has been specified. The plaintiffs in such suit have failed to make a demand upon the directors as is required by law, and the case is currently stayed. The plaintiff has filed a motion seeking to lift the stay which is set for hearing on March 25, 2005. The defendants have filed pleadings seeking to have the case dismissed if the stay is lifted due to plaintiffs failure to make the required presuit demand.

In October, November, and December 2002 and January 2003, a number of lawsuits were filed in, removed to or transferred to the United States District Court for the Northern District of Texas against TXU Corp. and certain of its officers. These lawsuits have been consolidated and lead plaintiffs have been appointed by the Court. The complaint alleged violations of the provisions of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Section 11 and 12 of the Securities Act of 1933, as amended, relating to alleged materially false and misleading statements, including statements in prospectuses related to the offering by TXU Corp. of its equity-linked debt securities and common stock in May and June 2002. On July 21, 2003, the lead plaintiffs filed an amended consolidated complaint against Erle Nye, Michael J. McNally, V.J. Horgan, and Brian N. Dickie and directors Derek C. Bonham, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret M. Maxey, J.E. Oesterreicher, Herbert H. Richardson and Charles R. Perry, as defendants. On January 20, 2005, TXU Corp. executed a memorandum of understanding pursuant to which TXU Corp. would (i) make a one-time payment of $150 million, of which $66 million has been pledged by insurance carriers, resulting in a net disbursement of $84 million ($55 million after-tax), (ii) make certain corporate governance changes, including heightened independence standards for directors, (iii) deny any liability in connection with the lawsuits, (iv) and be released from any claims or liabilities thereafter. TXU Corp. may receive additional amounts from insurance carriers, which would reduce the financial impact of the settlement to TXU Corp. TXU Corp. expects to execute a final agreement containing the terms of the settlement, which will be subject to various conditions, including court approval and notice to members of the plaintiff class. The payment is expected to be made in the second quarter of 2005 and sourced from insurance proceeds and working capital, including cash on hand, and credit facility capacity.

Other Contingencies — In October 2003, the former directors and officers of TXU Europe Limited and subsidiaries that are now in administration (collectively TXU Europe), who include current and former officers of TXU Corp. and subsidiary companies, received notices from certain creditors and the administrators of TXU Europe of various claims or potential claims related to losses incurred by creditors, including claims for alleged omissions from a securities offering document and alleged breaches by directors of their English law duties as directors of these companies in failing to minimize the potential losses to the creditors of TXU Europe. On January 27, 2005, TXU Corp. executed a comprehensive agreement resolving potential claims against TXU Corp. relating to TXU Europe. Pursuant to the agreement, TXU Corp. will make a $220 million one-time payment ($143 million after-tax), a substantial portion of which may be recovered from insurance carriers, denies any liability, and is released from any such claims. The agreement is contingent upon creditor approval and receipt by TXU Corp. of formal releases. The payment is expected to be made in the second quarter of 2005 and sourced from working capital, credit facility capacity and insurance proceeds should agreements be reached with carriers.

General — In addition to the above, TXU Corp. is involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

19.   SEGMENT INFORMATION

TXU Corp.’s operations are aligned into two reportable segments: TXU Energy Holdings and TXU Electric Delivery. The segments are managed separately because they are strategic business units that offer different products or services and involve different risks.

TXU Energy Holdings - consists of operations, principally in the competitive Texas market, involving power production (electricity generation), and retail and wholesale energy sales. The chief executive officer manages these operations as an integrated business, principally because of natural gas price and other risks associated with balancing owned generation supply with sales demand.

TXU Electric Delivery - consists of regulated operations involving the transmission and distribution of electricity in Texas.

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

No customer provided more than 10% of consolidated revenues.

	TXU Energy Holdings	Electric Delivery	Corp. and Other	Eliminations	Consolidated
Operating Revenues
2004	8,495	2,226	31	(1,444)	9,308
2003	7,986	2,087	16	(1,489)	8,600
2002	7,678	1,994	17	(1,595)	8,094
Regulated Revenues - Included in Operating Revenues
2004	—	2,226	—	(1,420)	806
2003	—	2,087	—	(1,488)	599
2002	—	1,994	—	(1,582)	412
Affiliated Revenues - Included in Operating Revenues
2004	3	1,420	21	(1,444)	—
2003	(4)	1,488	5	(1,489)	—
2002	13	1,582	—	(1,595)	—
Depreciation and Amortization
2004	350	389	21	—	760
2003	407	297	20	—	724
2002	450	264	19	—	733
Equity in Earnings (Losses) of Unconsolidated Subsidiaries
2004	(5)	(2)	1	7	1
2003	(1)	—	(16)	—	(17)
2002	(2)	—	(105)	—	(107)
Interest Income
2004	31	56	77	(136)	28
2003	8	52	38	(62)	36
2002	10	49	72	(98)	33
Interest Expense and Other Charges
2004	353	280	198	(136)	695
2003	323	300	223	(62)	784
2002	215	265	311	(98)	693
Income Tax Expense (Benefit)
2004	162	116	(236)	—	42
2003	231	126	(105)	—	252
2002	117	117	(157)	—	77
Income from Continuing Operations
Before Extraordinary Items and Cumulative Effect
of Changes in Accounting Principles
2004	408	255	(582)	—	81
2003	497	258	(189)	—	566
2002	322	245	(462)	—	105
Investment in Equity Investees
2004	─	─	1	─	1
2003	1	─	1	─	2
2002	3	─	(391)	─	(388)
Total Assets
2004	14,515	9,493	726	(1,493)	23,241
2003	14,148	9,316	9,508	(1,688)	31,284
2002	15,789	9,015	9,004	(2,424)	31,384

	TXU Energy Holdings	Electric Delivery	Corp. and Other	Eliminations	Consolidated
Capital Expenditures
2004	281	600	31	─	912
2003	163	543	15	─	721
2002	285	513	15	─	813

*Assets by segment exclude investments in affiliates.

20.   SUPPLEMENTARY FINANCIAL INFORMATION

Regulated Versus Unregulated Operations —
	Year Ended December 31,
	2004	2003	2002
Operating revenues
Regulated	$2,226	$2,087	$1,994
Unregulated	8,526	8,002	7,695
Intercompany sales eliminations - regulated	(1,420)	(1,488)	(1,582)
Intercompany sales eliminations - unregulated	(24)	(1)	(13)
Total operating revenues	9,308	8,600	8,094
Costs and operating expenses
Cost of energy sold and delivery fees - unregulated*	3,847	3,640	3,199
Operating costs - regulated	730	709	676
Operating costs - unregulated	699	680	678
Depreciation and amortization - regulated	389	297	264
Depreciation and amortization - unregulated	371	427	469
Selling, general and administrative expenses - regulated	219	207	213
Selling, general and administrative expenses - unregulated	872	700	833
Franchise and revenue-based taxes - regulated	248	250	272
Franchise and revenue-based taxes - unregulated	119	140	156
Other income	(148)	(58)	(41)
Other deductions	1,172	42	533
Interest income	(28)	(36)	(33)
Interest expense and other charges	695	784	693
Total costs and expenses	9,185	7,782	7,912
Income from continuing operations before income taxes, extraordinary (gain)/
loss and cumulative effect of changes in accounting principles	$123	$818	$182
*Includes unregulated cost of fuel consumed of $971 million in 2004, $1,465 million in 2003 and $1,325 in 2002, respectively. The balance represents energy purchased for resale and delivery fees.

The operations of the TXU Energy Holdings segment are included above as unregulated, as the Texas market is now open to competition. However, retail pricing to residential customers in the historical service territory continues to be subject to certain price controls as discussed in Note 17.

 Other Income and Deductions —
	Year Ended December 31,
	2004	2003		2002
Other income
Net gain on sale of properties and businesses	$135		$45	$32
Equity portion of allowance for funds used during construction	4		4	3
Other	9		9	6
Total other income	$148		$58	$41
Other deductions
Loss on sale of properties	$1	$	─	$2
Asset writedown and lease termination charges	376		─	237
Equity (income) losses of unconsolidated subsidiaries (a)	(1)		17	107
Loss related to telecommunications partnership	─		─	150
Debt extinguishment losses (b)	416		4	27
Litigation charge	84		─	─
Employee severance charges	132		─	─
Termination of power purchase contract	101		─	─
Rate case settlement	21		─	─
Outsourcing transition costs	14		─	─
Transaction-related fees	5		─	─
Expenses related to cancelled construction projects	6		6	7
Premium on redemption of preferred stock	─		3	─
Other	17		12	3
	$1,172		$42	$533

(a)	Of the 2002 amount of $107 million, $104 million represents equity in losses of the telecommunications joint venture, which includes $37 million in impairments of long-lived assets and goodwill.
(b)   Of the 2004 amount of $416 million, $8 million represents cost associated with the settlement of equity-linked securities  litigation.

Severance Liability Related to Restructuring Activities—

	TXU
	Energy	Electric	Corp.
	Holdings	Delivery	& Other	Total

Liability for severance costs as of January 1, 2004	$2	$ ─	$ ─	$2
Additions to liability	81	14	39	134
Payments charged against liability	(37)	(2)	(33)	(72)
Other adjustments to the liability	(4)	─	(5)	(9)
Liability for severance costs as of December 31, 2004	$42	$12	$1	$55

The above table excludes severance capitalized as a regulatory asset or included in discontinued operations.

Interest Expense and Related Charges —
	Year Ended December 31,
	2004	2003	2002

Interest (a)	$637	$694	$637
Distributions on exchangeable preferred membership interests of
TXU Energy Holdings (a)	22	34	─
Interest on long-term debt held by subsidiary trust	19	31	30
Preferred stock dividends of subsidiaries	2	6	9
Amortization of debt discounts, premiums and issuance cost	27	31	29
Capitalized interest including debt portion of allowance for borrowed funds
used during construction	(12)	(12)	(12)
Total interest expense and related charges	$695	$784	$693

(a) Included in interest for the period ended December 31, 2003 is $34 million related to the exchangeable subordinated notes that were exchanged for preferred membership interests in July 2003. Distributions on preferred membership interests in the
2004 period includes amounts through April 2004, when these securities were purchased by TXU Corp.

Regulatory Assets and Liabilities —
	December 31,
	2004	2003
Regulatory Assets
Generation-related regulatory assets securitized by transition bonds	$1,607	$1,654
Securities reacquisition costs	125	121
Recoverable deferred income taxes — net	109	96
Other regulatory assets	153	95
Total regulatory assets	1,994	1,966

Regulatory Liabilities
Investment tax credit and protected excess deferred taxes	79	88
Over-collection of securitization (transition) bond revenues	23	6
Other regulatory liabilities	1	─
Total regulatory liabilities	103	94

Net regulatory assets	$1,891	$1,872

Included in net regulatory assets are assets of $121 million at both December 31, 2004 and 2003 that are earning a return. The regulatory assets, other than those subject to securitization, have a remaining recovery period of 15 to 46 years.

Included in other regulatory assets as of December 31, 2004 was $30 million related to nuclear decommissioning liabilities.

Restricted Cash —
	Balance Sheet Classification
	At December 31, 2004
	Current Assets	Investment

Customer collections related to securitization bonds used only to
service debt and pay expenses	$43	$—
Payment of fees associated with securitization bonds	—	10
Reserve for shortfalls of transition charges	—	3
Collateral for letters of credit	—	19
Demolition and relocation work to be performed by TXU Corp.
related to the sale of land	6	15
Total	$49	$47

Accounts Receivable — At December 31, 2004 and December 31, 2003, accounts receivable of $1.3 billion and $1.0 billion are stated net of allowance for uncollectible accounts of $16 million and $54 million, respectively. During 2004, bad debt expense was $90 million, account write-offs were $121million and other activity decreased the allowance for uncollectible accounts by $7 million. During 2003, bad debt expense was $119 million, account write-offs were $126 million and other activity increased the allowance for uncollectible accounts by $13 million. Allowances related to receivables sold are reported in current liabilities and totaled $47 million and $42 million at December 31, 2004 and 2003, respectively.

Accounts receivable included $422 million and $411 million of unbilled revenues at December 31, 2004 and 2003, respectively.

Commodity Contracts — At December 31, 2004 and 2003, current and noncurrent commodity contract assets totaling $861 million and $657 million, respectively, are stated net of applicable credit (collection) and performance reserves totaling $15 million and $18 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

Inventories by Major Category —
	December 31,
	2004	2003
Materials and supplies	$169	$258
Fuel stock	79	78
Gas stored underground	72	83
Total inventories	$320	$419

Inventories are carried at average costs and reflect a $22 million reduction as a result of the rescission of EITF 98-10 as discussed in Note 3.

Property, Plant and Equipment —
	December 31
	2004	2003
TXU Energy Holdings:
Generation	$15,590	$15,861
Nuclear fuel (net of accumulated amortization of $998 and $934)	118	131
Other assets	492	739
TXU Electric Delivery:
Transmission	2,544	2,349
Distribution	6,945	6,676
Other assets	371	480
Corporate and Other	406	202
Total	26,466	26,438
Less accumulated depreciation	10,228	10,025
Net of accumulated depreciation	16,238	16,413
Construction work in progress	438	390
Net property, plant and equipment	$16,676	$16,803

Assets related to capitalized leases included above totaled $8 million at December 31, 2004 and $9 million at December 31, 2003, net of accumulated depreciation.

As of December 31, 2004, substantially all of TXU Electric Delivery’s electric utility property, plant and equipment (with a net book value of $6.6 billion) is pledged as collateral on TXU Electric Delivery’s first mortgage bonds and senior secured notes.

Intangible Assets — SFAS 142 became effective for TXU Corp. on January 1, 2002. SFAS 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units, and the discontinuance of goodwill amortization. SFAS 142 also requires the following additional disclosures regarding intangible assets (other than goodwill) that are amortized or not amortized:

	As of December 31, 2004			As of December 31, 2003
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets subject to amortization
included in property, plant and equipment:
Capitalized software	$364	$294	$70	$512	$248	264
Land easements	173	61	112	176	66	110
Mineral rights and other	31	23	8	31	21	10
Total	$568	$378	$190	$719	$335	$384

Aggregate amortization expense for intangible assets for the years ended December 31, 2004, 2003 and 2002 totaled $46 million, $69 million and $68 million, respectively. At December 31, 2004, the weighted average useful lives of capitalized software, land easements, and mineral rights and other assets were 5 years, 69 years and 40 years, respectively. Estimated amounts of amortization expense for the next five years are as follows:

Year

2005	$19
2006	18
2007	15
2008	13
2009	6

Changes in the carrying amount of goodwill (net of accumulated amortization) for the year ended December 31, 2004, are as follows:

	TXU
	Energy	TXU Electric
	Holdings	Delivery	Total

Balance at December 31, 2003	$533	$25	$558
Disposal of TXU Fuel	(16)	─	(16)
Balance at December 31, 2004	$517	$25	$542

TXU Corp. evaluates goodwill for impairment at least annually (as of October 1) in accordance with SFAS 142. The impairment tests performed are based on discounted cash flow analyses. No goodwill impairment has been recognized for consolidated reporting units reflected in results from continuing operations.

Supplemental Cash Flow Information —
	Year Ended December 31,
	2004		2003		2002
Cash payments (receipts) related to continuing operations:
Interest (net of amounts capitalized)		$695		$720	$635
Income taxes		$29		$(579)	$3
Cash payments (receipts) related to discontinued operations:
Interest (net of amounts capitalized)		$106		$164	$178
Income taxes		$47		$(18)	$(20)
Noncash investing and financing activities:
Equity-linked securities surrendered to meet obligations under related
common stock purchase contracts	$	─	$	─	$238
Discount related to exchangeable preferred membership interests recorded
to paid-in-capital	$	─	$	─	$111

The consolidation of Pinnacle was a noncash activity.

See Note 3 for the effects of adopting SFAS 143, which were noncash in nature.

Quarterly Information (unaudited) — The results of operations by quarter are summarized below.

In the opinion of TXU Corp., all other adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of a full year’s operations because of seasonal and other factors.

	Quarter Ended
	March 31		June 30		Sept. 30		Dec. 31
2004:
Operating revenues		$2,132		$2,303		$2,743		$2,130
Income (loss) from continuing operations before extraordinary gain and
cumulative effect of change in accounting principle		$128		$(91)		$383		$(342)
Exchangeable preferred membership interest buyback premium	$	─		$849	$	─	$	─
Preference stock dividends		$5		$5		$5		$6
Net income (loss) available to common stock from continuing operations		$123		$(945)		$378		$(348)
Income (loss) from discontinued operations, net of tax effect		$50		$330		$287		$(288)
Extraordinary gain, net of tax effect	$	─		$16	$	─	$	─
Cumulative effect of change in accounting principle, net of tax effect	$	─	$	─	$	─		$10
Net income (loss) available for common stock		$173		$(599)		$665		$(626)
Basic per share of common stock:
Income (loss) from continuing operations before extraordinary gain and cumulative effect of change in accounting principle		$.40		$(.28)		$1.31		$(1.27)
Exchangeable preferred membership interest buyback premium	$	─		$(2.66)	$	─	$	─
Preference stock dividends		$(.02)		$(0.02)		$(.02)		$(.02)
Net income (loss) available to common stock from continuing operations		$.38		$(2.96)		$1.29		$(1.29)
Income (loss) from discontinued operations, net of tax effect		$.16		$1.03		$.98		$(1.07)
Extraordinary gain, net of tax effect	$	─		$.05	$	─	$	─
Cumulative effect of change in accounting principle, net of tax effect	$	─	$	─	$	─		$.04
Net income (loss) available for common stock		$.54		$(1.88)		$2.27		$(2.32)
Diluted per share of common stock:
Income (loss) from continuing operations before extraordinary gain and cumulative effect of change in accounting principle		$.37		$(.28)		$.39		$(1.27)
Exchangeable preferred membership interest buyback premium	$	─		$(2.66)	$	─	$	─
Preference stock dividends		$(.01)		$(.02)		$(.02)		$(.02)
Net income (loss) available to common stock from continuing operations		$.36		$(2.96)		$.37		$(1.29)
Income (loss) from discontinued operations, net of tax effect		$.13		$1.03		$.97		$(1.07)
Extraordinary gain, net of tax effect	$	─		$.05	$	─	$	─
Cumulative effect of change in accounting principle, net of tax effect	$	─	$	─	$	─		$.04
Net income (loss) available for common stock		$.49		$(1.88)		$1.34		$(2.32)

Included in fourth quarter 2004 income from continuing operations were losses on retirement of debt of $352 million ($334 million after-tax), lease termination costs of $180 million ($117 million after-tax) and charges related to the termination of a power purchase contract of $43 million ($28 million after-tax). Included in fourth quarter 2004 income from discontinued operations was a settlement charge of $220 million ($143 million after-tax) related to potential TXU Europe claims. (See Note 4.)

	Quarter Ended
	March 31	June 30		Sept. 30		Dec. 31
2003:
Operating revenues	$1,922		$2,157		$2,615		$1,907
Income from continuing operations before cumulative effect of changes
in accounting principles	$34		$160		$333		$39
Preference stock dividends	$5		$6		$5		$6
Net income (loss) available to common stock from continuing operations	$29		$154		$328		$33
Income (loss) from discontinued operations, net of tax effect	$69		$(49)		$64		$(10)
Cumulative effect of changes in accounting principles, net of tax effect	$(58)	$	─	$	─	$	─
Net income available for common stock	$40		$105		$392		$23
Basic per share of common stock:
Income from continuing operations before cumulative effect of changes in accounting principles	$.11		$.50		$1.04		$.12
Preference stock dividends	$(.02)		$(.02)		$(.02)		$(.02)
Net income (loss) available to common stock from continuing operations	$.09		$.48		$1.02		$.10
Income (loss) from discontinued operations, net of tax effect	$.22		$(.15)		$.20		$(.03)
Cumulative effect of changes in accounting principles, net of tax benefit	$(.18)	$	─	$	─	$	─
Net income available for common stock	$.13		$.33		$1.22		$.07
Diluted per share of common stock:
Income from continuing operations before cumulative effect of changes in accounting principles	$.11		$.45		$.91		$.12
Preference stock dividends	$(.01)		$(.01)		$(.01)		$(.01)
Net income (loss) available to common stock from continuing operations	$.10		$.44		$.90		$.11
Income (loss) from discontinued operations, net of tax effect	$.18		$(.13)		$.17		$(.04)
Cumulative effect of changes in accounting principles, net of tax benefit	$(.15)	$	─	$	─	$	─
Net income available for common stock	$.13		$.31		$1.07		$.07

Included in fourth quarter 2003 income from discontinued operations were a goodwill impairment charge of $17 million ($11 million after-tax) to reflect the fair value of TXU Communications as determined by a sales agreement entered into in January 2004 and a charge of $13 million ($9 million after-tax) to impair long-lived assets and accrue liabilities under operating leases from which there will be no future benefit as a result of the decision to exit the business. (See Note 4.)

Reconciliation of Previously Reported Quarterly Information — The following table presents the changes to previously reported quarterly amounts to reflect discontinued operations and the adoption of SFAS 123R.

	Quarter Ended
	March 31		June 30		Sept. 30		Dec. 31
	Increase (Decrease) from Previously Reported
2004:
Revenues	$	─		$7	$	─	$	─
Income (loss) from continuing operations before extraordinary gain and
cumulative effect of change in accounting principle		$(4)		$1		$3	$	─
Income (loss) from discontinued operations, net of tax effect	$	─	$	─	$	─	$	─
Net income (loss)		$(4)		$1		$3	$	─
Net income (loss) available for common stock		$(4)		$1		$3	$	─

TXU CORP. Exhibits to 2003 Form 10-K

APPENDIX B
Exhibits	Previously Filed* With File Number	As Exhibit
(2)	Plans of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2(a)	1-12833 Form 8-K (filed January 16, 2002)	2	—
Master Separation Agreement by and among TXU Electric Delivery Company, TXU Generation Holdings Company LLC, TXU Merger Energy Trading Company LP, TXU SESCO Company, TXU SESCO Energy Services Company, TXU Energy Retail Company LP and TXU US Holdings Company, dated as of December 14, 2001.

3(i)	Articles of Incorporation.
3(a)	333-37652 Form S-3 (filed May 23, 2000)	4(a)	—	Restated Articles of Incorporation, dated May 25, 1999, as amended on June 14, 1999, and May 15, 2000.
3(b)	1-12833 Form 8-A (filed February 26, 1999)	1	—
Rights Agreement, dated as of February 19, 1999, between TXU Corp. and The Bank of New York, which includes as Exhibit A thereto the form of Statement of Resolution Establishing the Series A Preference Stock, Exhibit B thereto the form of a Right Certificate and Exhibit C thereto the Summary of Rights to Purchase Series A Preference Stock.

3(c)	1-12833 Form 10-Q (Quarter ended June 30, 2000) (filed August 10, 2000)	3(b)	—	Statement of Resolution establishing Flexible Money Market Cumulative Preference Stock, Series B of TXU Corp. dated as of June 16, 2000.
3(ii)	By-laws.
3(d)	333-115159 (filed May 4, 2004)	4(b)	—	Restated Bylaws.
(4)	Instruments Defining the Rights of Security Holders, Including Indentures.**
TXU Corp.
4(a)	0-12833 Form 10-K (1997) (filed March 27, 1998)	4(ff)	—	Indenture, dated as of January 1, 1998, relating to TXU Corp.’s 6.375% Series C Exchange Notes.
4(b)	0-12833 Form 10-K (1997) (filed March 27, 1998)	4(hh)	—	Officer’s Certificate establishing the terms of TXU Corp.’s Series C Exchange Notes.
4(c)	1-12833 Form 10-Q (Quarter ended June 30, 2001) (filed August 10, 2001)	4(b)	—	Indenture (For Unsecured Debt Securities Series J), dated as of June 1, 2001 between TXU Corp. and The Bank of New York, as Trustee.
4(d)	1-12833 Form 10-Q (Quarter ended June 30, 2001) (filed August 10, 2001)	4(c)	—	Officer’s Certificate dated June 15, 2001 establishing the terms of TXU Corp.’s 6.375% Series J Senior Notes due June 15, 2006.

Exhibits	Previoulsy Filed* With File Number	As Exhibit
4(e)	1-12833 Form 10-Q (Quarter ended September 30, 2001) (filed November 13, 2001)	4(b)	—	Indenture (For Unsecured Debt Securities Series K and L), dated as of October 1, 2001, between TXU Corp. and The Bank of New York.
4(f)	1-12833 Form 10-Q (Quarter ended September 30, 2001) (filed November 13, 2001)	4(c)	—	Officer’s Certificate, dated October 16, 2001, establishing the terms of TXU Corp.’s Series K Senior Notes and Series L Senior Notes.
4(g)	1-12833 Form 10-Q (Quarter ended September 30, 2001) (filed November 13, 2001)	4(d)	—	Purchase Contract Agreement, dated as of October 1, 2001, between TXU Corp. and The Bank of New York with respect to TXU’s issuance of Equity Units.
4(h)	1-12833 Form 10-Q (Quarter ended September 30, 2001) (filed November 13, 2001)	4(e)	—	Pledge Agreement, dated as of October 1, 2001, among TXU Corp., The Chase Manhattan Bank and The Bank of New York with respect to the Equity Units.
4(i)	1-12833 Form 10-Q (Quarter ended June 30, 2002) (filed August 14, 2002)	4(a)	—	Indenture (For Unsecured Debt Securities Series M), dated as of June 1, 2002, between TXU Corp. and The Bank of New York.
4(j)	1-12833 Form 10-Q (Quarter ended June 30, 2002) (filed August 14, 2002)	4(b)	—	Officers’ Certificate, dated June 5, 2002, establishing the terms of TXU Corp.’s Series M Senior Notes.
4(k)	1-12833 Form 10-Q (Quarter ended June 30, 2002) (filed August 14, 2002)	4(c)	—	Purchase Contract Agreement, dated as of June 1, 2002, between TXU Corp. and The Bank of New York, as Purchase Contract Agent and Trustee with respect to TXU Corp.’s issuance of Equity Units.
4(l)	1-12833 Form 10-Q (Quarter ended June 30, 2002) (filed August 14, 2002)	4(d)	—
Pledge Agreement, dated as of June 1, 2002, among TXU Corp., JPMorgan Chase Bank, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York, as Purchase Contract Agent, with respect to Equity Units.

4(m)	333-110125 Form S-3 (filed October 31, 2003)	4(g)	—	Indenture (For Unsecured Debt Securities Series N), dated as of July 1, 2003, between TXU Corp. and The Bank of New York, as trustee.
4(n)	333-110125 Form S-3 (filed October 31, 2003)	4(h)	—	Officer’s Certificate, dated July 15, 2003 establishing the terms of the Floating Rate Convertible Senior Notes due 2033.
4(o)			—
Indenture (For Unsecured Debt Securities Series O), dated as of November 1, 2004, between TXU Corp. and The Bank of New York. TXU Corp.’s Indentures for its Series P, Q and R Senior Notes are not being filed as they are substantially similar to this Indenture.

Exhibits	Previously Filed* With File Number	As Exhibit
4(p)			—	Officers’ Certificate, dated November 26, 2004, establishing the terms of TXU Corp.’s 4.80% Series O Senior Notes due November 15, 2009.
4(q)			—	Officers’ Certificate, dated November 26, 2004, establishing the terms of TXU Corp.’s 5.55% Series P Senior Notes due November 15, 2014.
4(r)			—	Officers’ Certificate, dated November 26, 2004, establishing the terms of TXU Corp.’s 6.50% Series Q Senior Notes due November 15, 2024.
4(s)			—	Officers’ Certificate, dated November 26, 2004, establishing the terms of TXU Corp.’s 6.55% Series R Senior Notes due November 15, 2034.
4(t)			—	Registration Rights Agreement, dated November 21, 2004, related to TXU Corp.’s Series O, P, Q and R Senior Notes.
TXU Electric Delivery Company
4(u)	2-90185 Form S-3 (filed March 27, 1984)	4(a)	—	Mortgage and Deed of Trust, dated as of December 1, 1983, between TXU Electric Delivery Company and The Bank of New York, as Trustee.
4(v)			—	Supplemental Indentures to Mortgage and Deed of Trust:
				Number	Dated as of
	2-90185 Form S-3 (filed March 27, 1984)	4(b)		First	April 1, 1984
	33-24089 Form S-3 (filed August 30, 1988)	4(a)-1		Fifteenth	July 1, 1987
	33-30141 Form S-3 (filed July 26, 1989)	4(a)-3		Twenty-second	January 1, 1989
	33-39493 Form S-3 (filed March 19, 1991)	4(a)-2		Twenty-eighth	October 1, 1990
	33-57576 Form S-3 (filed January 29, 1993)	4(a)-3		Fortieth	November 1, 1992
	33-60528 Form S-3 (filed April 2, 1993)	4(a)-1		Forty-second	March 1, 1993
	1-12833 Form 10-K (2001) (filed March 14, 2002)	4(2)(1)		Sixty-third	January 1, 2002
	1-12833 Form 10-Q (Quarter ended March 31, 2002) (filed May 15, 2002)	4		Sixty-fourth	May 1, 2002

Exhibits	Previously Filed* With File Number	As Exhibit
	333-100240 Form S-4 (filed January 6, 2003)	4(f)(2)		Sixty-fifth	December 1, 2002
4(w)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between TXU Electric Delivery Company and The Bank of New York, as Trustee.
4(x)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of TXU Electric Delivery Company’s 6.375% Senior Secured Notes due 2012 and 7.000% Senior Secured Notes due 2032.
4(y)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the terms of TXU Electric Delivery Company’s 6.375% Senior Secured Notes due 2015 and 7.250% Senior Secured Notes due 2033.
4(z)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between TXU Electric Delivery Company and The Bank of New York, as Trustee.
4(aa)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the terms of TXU Electric Delivery Company’s 5% Debentures due 2007 and 7% Debentures due 2022.
TXU Energy Company LLC.
4(bb)	333-108876 Form S-4 (filed September 17, 2003)	4(a)	—	Indenture (For Unsecured Debt Securities), dated as of March 1, 2003, between TXU Energy Company LLC and The Bank of New York.
4(cc)	333-108876 Form S-4 (filed September 17, 2003)	4(b)	—	Officer’s Certificate, dated March 11, 2003, establishing the terms of TXU Energy Company’s 6.125% Senior Notes due 2008 and 7.000% Senior Notes due 2013.
4(dd)	333-122980 Form S-4 (filed February 24, 2004)	4(a)	—	Officer’s Certificate, dated July 14, 2004, establishing the terms of TXU Energy Company’s Floating Rate Senior Notes.
(10)	Material Contracts.
Management Contracts.
10(a)	1-12833 Form 10-K (2003) (filed on March 15, 2004)	10(j)	—	Employment Agreement, dated February 21, 2004, by and between C. John Wilder and TXU Corp.
10(b)	1-12833 Form 10-K (2002) (filed on March 12, 2003)	10(j)	—	Employment Agreement, dated June 1, 2002, by and between Erle Nye and TXU Corp.
10(c)			—	Employment Agreement dated July 1, 2000, by and between Tom Baker and TXU Corp.

Exhibits	Previously Filed* With File Number	As Exhibit
10(d)			—	Amendment to Employment Agreement dated May 11, 2001, by and between Tom Baker and TXU Corp.
10(e)	1-12833 Form 10-K (2003) (filed on March 15, 2004)	10(i)	—	Amendment to Employment Agreement, dated February 28, 2003, by and between Tom Baker and TXU Corp.
10(f)			—	Employment Agreement dated July 1, 2000, by and between Mike Greene and TXU Corp.
10(g)			—	Amendment to Employment Agreement dated May 11, 2001, by and between Mike Greene and TXU Corp.
10(h)			—	Amendment to Employment Agreement dated February 28, 2003, by and between Mike Greene and TXU Corp.
10(i)	1-12833 Form 10-K (2002) (filed on March 12, 2003)	10(m)	—	Employment Agreement, dated March 13, 2002, by and between Eric H. Peterson and TXU Corp.
10(j)			—	Employment Agreement dated September 1, 1998, by and between Kirk Oliver and TXU Business Services Company (as successor in interest to Texas Utilities Services Inc.).
10(k)			—	Amendment to Employment Agreement dated March 28, 2003, by and between Kirk Oliver and TXU Business Services Company
10 (l)			—	Employment Agreement, dated May 14, 2004, by and between David Campbell and TXU Corp.
10(m)			—	Employment Arrangement between Paul O’Malley and TXU Corp.
Benefit Plans.
10(n)			—	TXU Corp. Director Compensation Arrangements
10(o)			—	TXU Deferred Compensation Plan for Outside Directors, as amended and restated, effective February 18, 2005.
10(p)	1-12833 Form 10-K (2001) (filed March 14, 2002)	10(a)	—	TXU Deferred and Incentive Compensation Plan, as amended and restated, effective August 17, 2001.
10(q)	1-12833 Form 10-K (2001) (filed March 14, 2002)	10(f)	—	TXU Annual Incentive Plan, as amended and restated, effective as of August 17, 2001.
10(r)	1-12833 Form 10-K (2001) (filed March 14, 2002)	10(b)	—	TXU Salary Deferral Program, as amended and restated, effective August 17, 2001.
10(s)	1-12833 Form 10-K (2002) (filed March 12, 2003)	10(e)	—	TXU Long-Term Incentive Compensation Plan, as amended and restated, effective May 10, 2002 (“LTICP”).

Exhibits	Previously Filed* With File Number	As Exhibit
10(t)	1-12833 Form 8-K (filed January 6, 2005)	10.1.1	—	Form of Performance Unit Award Agreement, by and between TXU Corp. and LTICP Participant (“Unit Award Agreement”).
10(u)	1-12833 Form 8-K (filed January 6, 2005)	10.1.2	—	Form of Amendment to Unit Award Agreement, dated December 31, 2004, by and between TXU Corp. and LTICP Participant.
10(v)	1-12833 Form 8-K (filed January 6, 2005)	10.1.3	—	Form of Addendum to Unit Award Agreement, by and between TXU Corp. and LTICP Participant.
10(w)	1-12833 Form 8-K (filed January 6, 2005)	10.2	—	Form of Restricted Stock Award Agreement, by and between TXU Corp. and LTICP Participant (Performance-Based).
10(x)	1-12833 Form 8-K (filed January 6, 2005)	10.3	—	Form of Restricted Stock Award Agreement, by and between TXU Corp. and LTICP Participant (Chairman Agreement).
10(y)	1-12833 Form 8-K (filed January 6, 2005)	10.4	—	Form of Restricted Stock Award Agreement, by and between TXU Corp. and LTICP Participant (Time-Based).
10(z)	1-12833 Form 10-K (2003) (filed on March 15, 2004)	10(q)	—	TXU Split Dollar Life Insurance Program, as amended and restated, effective as of December 31, 2003.
10(aa)	1-12833 Form 10-K (2001) (filed March 14, 2002)	10(c)	—	TXU Second Supplemental Retirement Plan, as amended and restated, effective August 17, 2001.
10(bb)			—	TXU Deferred Compensation Plan for Directors of Subsidiaries, as amended and restated, effective February 19, 2005.
	Credit Agreements.
10(cc)	1-12833 Form 8-K (filed July 1, 2004)	10(a)	—
$2,500,000,000 Revolving Credit Agreement, dated as of June 24, 2004, among TXU Energy Company LLC and TXU Electric Delivery Company, the lenders listed in Schedule 2.01 thereto, JP Morgan Chase Bank, as administrative agent, and the other parties named therein.

10(dd)	1-12833 Form 10-Q (filed November 5, 2004)	10(c)	—	Credit Agreement, dated as of November 4, 2005, between TXU Energy Company LLC and Wachovia Bank, National Association.
	Other Material Contracts.
10(ee)	1-12833 Form 10-Q (filed August 6, 2004)	10(e)	—
Purchase Agreement dated April 23, 2004 between the entities listed on Schedule A to the agreement and TXU Corp. (related to the purchase of TXU Energy Company’s Class B Preferred Membership Interests).

10(ff)	1-12833 Form 10-Q (filed August 6, 2004)	10(f)	—
Purchase Agreement dated April 26, 2004 between the entities listed on Schedule A to the agreement and TXU Corp. (related to the purchase of TXU Energy Company’s Class B Preferred Membership Interests).

Exhibits	Previously Filed* With File Number	As Exhibit
10(gg)	1-12833 Form 10-Q (filed August 6, 2004)	10(g)	—
Purchase Agreement dated as of May 7, 2004 by and among each of the entities listed on the Schedule to the Agreement and TXU Corp. (related to the purchase of certain TXU Corp. Equity Units and the settlement of related litigation).

10(hh)	1-12833 Form 10-Q (filed August 6, 2004)	10(i)	—	Share Sale Agreement dated April 23, 2004 by and among TXU Corp., SP Energy Pty. Ltd. and Singapore Power.
10(ii)	1-12833 Form 10-Q (filed August 6, 2004)	10(j)	—	Purchase and Sale Agreement between TXU Fuel Company and Energy Transfer Partners, L.P. dated April 25, 2004.
10(jj)	1-12833 Form 10-Q (filed August 6, 2004)	10(k)	—	Agreement and Plan of Merger by and between TXU Gas Company and Atmos Energy Corporation dated June 17, 2004.
10(kk)	1-12833 Form 10-Q (filed November 5, 2004)	10(a)	—	Guaranty dated October 1, 2004 from TXU Corp. to Atmos Energy Corporation.
10(ll)	1-12833 Form 10-Q (filed August 6, 2004)	10(l)	—	Master Framework Agreement dated May 17, 2004 by and between Oncor Electric Delivery Company (now TXU Electric Delivery Company) and CapGemini Energy LP.
10(mm)	1-12833 Form 10-Q (filed August 6, 2004)	10(m)	—	Master Framework Agreement dated May 17, 2004 by and between TXU Energy Company LLC and CapGemini Energy LP.
10(nn)			—	Accelerated Share Repurchase Agreement dated November 22, 2004 between TXU Corp. and Citibank N.A. (related to the purchase of 52.5 million shares of TXU Corp. common stock).
10(oo)	1-12833 Form 10-Q (filed August 6, 2004)	10(h)	—	Purchase Agreement dated as of June 29, 2004 between TXU Corp. and Merrill Lynch International (related to the purchase of 20 million shares of TXU Corp. common stock).
10(pp)	333-100240 Form S-4 (filed October 2, 2002)	10(c)	—	Generation Interconnection Agreement, dated December 14, 2001, between Electric Delivery and TXU Generation Company LP.

Exhibits	Previously Filed* With File Number	As Exhibit
10(qq)	333-100240 Form S-4 (filed October 2, 2002)	10(d)	—
Generation Interconnection Agreement, dated December 14, 2001, between Electric Delivery and TXU Generation Company LP, for itself and as Agent for TXU Big Brown Company LP, TXU Mountain Creek Company LP, TXU Handley Company LP, TXU Tradinghouse Company LP and TXU DeCordova Company LP (Interconnection Agreement).

10(rr)	333-100240 Form S-4 (filed October 2, 2002)	10(e)	—	Amendment No. 1 to Interconnection Agreement, dated May 31, 2002.
10(ss)	333-100240 Form S-4 (filed October 2, 2002)	10(f)	—	Standard Form Agreement between Electric Delivery and Competitive Retailer Regarding Terms and Conditions of Delivery of Electric Power and Energy.
10(tt)	1-12833 Form 10-K (2002) (filed March 12, 2003)	10(w)	—	Stipulation and Joint Application for Approval of Settlement as approved by the PUC in Docket Nos. 21527 and 24892.
10(uu)	1-12833 Form 10-K (2003) (filed on March 15, 2004)	10(qq)	—
Lease Agreement dated as of February 14, 2002 between State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor and TXU Properties Company, a Texas corporation, as Lessee (Energy Plaza Property).

10(vv)	1-12833 Form 10-K (2003) (filed on March 15, 2004)	10(rr)	—
Guaranty Agreement dated February 14, 2002 by TXU Corp. in favor of State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor.

10(ww)	1-12833 Form 10-K (2003) (filed on March 15, 2004)	10(ss)	—
Additional Guaranty Agreement dated November 19, 2002 by TXU Energy Company LLC in favor of State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor.

10(xx)			—	Settlement Agreement, dated January 27, 2005, between TXU Corp. and certain other parties thereto regarding the settlement of certain claims related to TXU Europe.
10(yy)			—	Memorandum of Understanding, dated January 20, 2005, regarding the settlement of certain shareholder claims made against TXU Corp.
(12)	Statement Regarding Computation of Ratios.
12			—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.
(21)	Subsidiaries of the Registrant.
21			—	Subsidiaries of TXU Corp.
(23)	Consents of Experts.
23(a)			—	Consent of Deloitte & Touche LLP, Independent Auditors for TXU Corp.

Exhibits	Previously Filed* With File Number	As Exhibit
23(b)			—	Consent of Deloitte & Touche LLP, Independent Auditors for Pinnacle One Partners, L.P.
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)			—	Certification of C. John Wilder, principal executive officer of TXU Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of Kirk R. Oliver, principal financial officer of TXU Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)			—	Certification of C. John Wilder, principal executive officer of TXU Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of Kirk R. Oliver, principal financial officer of TXU Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99(a)	33-55408	99(a)	—	Agreement, dated as of January 30, 1990, between TXU US Holdings Company and Tex-La Electric Cooperative of Texas, Inc.

*	Incorporated herein by reference.

**
Certain instruments defining the rights of holders of long-term debt of the registrant’s subsidiaries included in the financial statements filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees, upon request of the Securities and Exchange Commission, to furnish a copy of any such omitted instrument.

Appendix C

TABLE OF CONTENTS

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) Documents filed as part of this Report -

Audited financial statements of Pinnacle One Partners, L.P. and subsidiaries as of December 31, 2002
Page

Independent Auditors’ Report	C-2
Consolidated Statements of Operations and Comprehensive Loss	C-3
Consolidated Balance Sheets	C-4
Consolidated Statements of Partners’ Capital (Deficit)	C-6
Consolidated Statements of Cash Flows	C-7
Notes to Consolidated Financial Statements	C-8

INDEPENDENT AUDITORS' REPORT

To the Partners of
Pinnacle One Partners, L.P.
Irving, Texas

We have audited the accompanying consolidated balance sheets of Pinnacle One Partners, L.P. and subsidiaries (“Pinnacle”) as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, partners’ capital (deficit), and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of Pinnacle’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, Pinnacle changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 21, 2003 (March 11, 2004 as to note 14)

PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	December 31,
	2002	2001
	Thousands of Dollars
Operating revenues	$214,709	$207,451

Operating costs and expenses
Network operating costs	76,891	95,663
Selling, general and administrative expenses	109,956	89,330
Depreciation and amortization	40,990	50,177
Goodwill impairment charge	18,000	─
Asset impairment and restructuring charges	101,390	─
Total operating costs and expenses	347,227	235,170

Operating loss 4,	(132,518)	(27,719)

Other income (expense):
Interest income	12,702	17,722
Interest expense	(79,397)	(83,593)
Preferred return to Zenith	(24,000)	(24,000)
Amortization of debt discount	(5,302)	(5,406)
Allowance for funds used during construction	179	572
Gain on sale of property and investments	558	6,158
Partnership income	2,332	3,151
Minority interest	8,048	507
Other income (expense) - net	489	103
Total other expense	(84,391)	(84,786)

Loss before income taxes	(216,909)	(112,505)
Income tax (benefit) expense	(38,261)	(6,304)

Net loss	(178,648)	(106,201)

Other comprehensive (loss) income, net of tax-
Minimum pension liability adjustment	(6,028)	─
Unrealized (loss) gain on marketable equity securities	(136)	169

Comprehensive loss	$(184,812)	$(106,032)

See Notes to Consolidated Financial Statements.

PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	Thousands of Dollars

ASSETS

Current assets
Cash and cash equivalents	$12,427	$3,416
Accounts receivable - net of allowance of
$4,817 in 2002 and $2,759 in 2001	18,825	30,374
Short-term investments	125	105
Prepaid federal income taxes	6,615	1,951
Accounts receivable - affiliates	3,995	5,821
Materials and supplies	2,379	4,899
Deferred income taxes	34,145	1,709
Assets held for sale	8,030	─
Other current assets	3,116	1,811
Total current assets	89,657	50,086

Noncurrent assets
Investments	212,982	292,806
Goodwill	317,536	335,536
Unamortized debt expense	8,837	14,139
Prepaid pension cost	3,669	7,448
Deferred income tax assets	15,709	15,672
Other noncurrent assets	771	─
Total noncurrent assets	559,504	665,601

Property, plant & equipment
Plant in service	326,243	414,364
Plant under construction	5,249	34,851
Total property, plant and equipment	331,492	449,215

Less: accumulated depreciation	90,700	85,816
Total property, plant and equipment - net	240,792	363,399

Total assets	$889,953	$1,079,086

See Notes to Consolidated Financial Statements.

PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2002	2001
	Thousands of Dollars

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Current liabilities
Accounts payable	$14,043	$24,914
Accounts payable-affiliates	352	4,484
Advance billings	3,438	4,154
Customer deposits	788	843
Current maturities of long-term debt	2,999	3,041
Accrued expenses	18,259	11,845
Accrued interest	39,201	35,821
Liabilities related to assets held for sale	2,661	─
Other current liabilities	─	2,015
Total current liabilities	81,741	87,117

Long-term debt	973,203	979,804

Other liabilities & deferred credits
Accrued pension and postretirement benefits	28,072	16,663
Deferred federal income tax	39,458	41,521
Deferred franchise tax - net	-	3,611
Other deferred credits and liabilities	5,145	2,178
Regulatory liabilities	8,807	9,567
Total other liabilities & deferred credits	81,482	73,540
Total liabilities	1,136,426	1,140,461

Minority interest	1,224	9,272

Partners’ capital (deficit)
Class A LP	-	75,768
Class B LP	(241,606)	(147,381)
GP	(132)	761
Accumulated other comprehensive (loss) income	(5,959)	205
Total partners’ capital (deficit)	(247,697)	(70,647)
Total liabilities and partners’ capital (deficit)	$889,953	$1,079,086

See Notes to Consolidated Financial Statements.

PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)

				Other Comprehensive Income
	Limited Partners		General Partner	Unrealized	Unrealized	Total
	Class A LP	Class B LP	Pinnacle One	Holding	Pension	Partners’ Capital
	Zenith Trust	TXU Investment	GP	Gain (Loss)	Loss	(Deficit)
			Thousands of Dollars

Balance at January 1, 2001	$128,603	$(123,391)	$1,292	$36	$ ─	$6,540
Capital contributions from partners	─	28,845	─	─	─	28,845
Net loss	(52,835)	(52,835)	(531)	─	─	(106,201)
Unrealized gain on investments	─	─	─	169	─	169
Balance at December 31, 2001	75,768	(147,381)	761	205	─	(70,647)
Net loss	(75,768)	(101,987)	(893)	─	─	(178,648)
Capital contributions	─	7,762	─	─	─	7,762
Minimum pension liability adjustment	─	─	─	─	(6,028)	(6,028)
Unrealized loss on investments	─	─	─	(136)	─	(136)
Balance at December 31, 2002	$ ─	$(241,606)	$(132)	$69	$(6,028)	$(247,697)

PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002		2001
	Thousands of Dollars
Net loss		$(178,648)		$(106,201)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Deferred income tax		(38,908)		(9,368)
Depreciation and amortization		46,292		55,583
Gain on disposition of property		(558)		(6,158)
Realized gain on marketable equity securities		─		─
Provision for postretirement benefit		9,160		838
Long-lived asset impairments		99,321		─
Restructuring charges		2,069		─
Goodwill impairment		18,000		─
Partnership income		(2,332)		(3,151)
Allowance for funds used during construction		(179)		(572)
Minority interest in net loss of subsidiary		(8,048)		(507)
Provision for bad debt losses		10,200		3,981
Changes in operating assets and liabilities:
Accounts receivable		3,175		(5,323)
Inventories		2,520		3,048
Prepaid federal income tax		(4,664)		12,299
Other assets		(2,075)		2,688
Accounts payable		(15,003)		(14,543)
Accrued expenses and other liabilities		12,637		(1,383)
Other - net		(232)		(2,839)
Net cash (used in) provided by operating activities		(47,273)		(71,608)
Investing activities
Capital expenditures		(27,374)		(66,976)
Cash and business assets purchased		─		(2,467)
Capital contribution to Fibernet		─		─
Proceeds from sale-leaseback transaction		4,814		─
Proceeds from sale of investments		998		188
Proceeds from securities		81,199		77,351
Proceeds from sale of assets		290		9,309
Net cash provided by (used in) investing activities		59,927		17,405
Financing activities
Capital contributions		7,762		28,845
Contributions from minority interest members		─		2,479
Distributions to partners		─		─
Net borrowings (repayments) under credit facility		23,319		40,620
Debt finance and transaction fees		─		─
Proceeds from notes		─		─
Repayment of notes		(34,724)		(24,619)
Net cash (used in) provided by financial activities		(3,643)		47,325
Increase (decrease) in cash and cash equivalents		9,011		(6,878)
Cash and cash equivalents - beginning		3,416		10,294
Cash and cash equivalents - ending		$12,427		$3,416
Supplemental cash flow information:
Interest paid		$79,023		$113,445
Taxes paid		$(153)		$(1,333)
Noncash capital leases		$4,761	$	─
Noncash - Book value of assets contributed - net	$	─	$	─

See Notes to Consolidated Financial Statements.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pinnacle One Partners, L.P. (“Pinnacle”) is a partnership formed in May 2000 (date of inception) that owns 100% of TXU Communications Ventures Company (“TXU Com”). TXU Corp. (“TXU Corp.”) and Zenith Telecom Trust (“Zenith”) each own, directly or indirectly, a 49.75% limited partnership interest in Pinnacle. Pinnacle One GP, LLC, the general partner, in which both TXU Corp. and Zenith own a 50% interest, holds a 0.5% general partnership interest in Pinnacle. In May 2000, TXU Corp. acquired all of the outstanding stock of Fort Bend Communication Companies, Inc. (“FBCC”) for approximately $161 million in cash and accounted for the acquisition as a purchase business combination. Subsequently, TXU Corp. contributed the stock of FBCC and each of the subsidiaries of TXU Communications Company at their carrying value to Pinnacle, for $600 million in cash and a 50% voting interest in Pinnacle. Zenith contributed $150 million in cash for the remaining 50% voting interest. The Pinnacle agreement provides for a preferred return to Zenith through August of 2004. The agreement provides that this preferred return represents a return on invested capital to be borne by Pinnacle. (See Note 8.)

Principles of Consolidation - The consolidated financial statements include the accounts of Pinnacle and its wholly-owned subsidiaries, Pinnacle One Overfund Trust (“Overfund Trust”), TXU Com, TXU Communications Services Company (“Services”), TXU Communications Telephone Company (“Telephone”), TXU Communications Telecom Services Company (“Telecom”), TXU Communications Transport Company (“Transport”), Fort Bend Telephone Company (“FB Telephone”), Fort Bend Long Distance Company (“FBLD”), Fort Bend Wireless Company (“FB Wireless”), Telcon, Inc. (“Telcon”), and FBCIP, Inc. (“FBCIP”). Transport includes East Texas Fiber Line, Inc. (“ETFL”), a 63% owned affiliate. Also included is Fort Bend Cellular, Inc. (“FB Cellular”), a wholly owned subsidiary of FB Telephone. All material intercompany balances and transactions have been eliminated in consolidation.

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

PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ETFL is a communications transport facility provider, owning and operating approximately 1,200 miles of fiber optic cable.

Telcon and Services provide information management, human resources, accounting, executive, and other administrative services to TXU Com affiliate companies.

FB Cellular, FB Wireless, and FBCIP had no significant activity during the year ended December 31, 2002 and 2001.

Use of Estimates - The preparation of Pinnacle’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts disclosed in the consolidated financial statements. Due to the prospective nature of estimates, actual results could differ.

Accounting and Regulatory Guidelines - Telephone and FB Telephone are FCC Class B companies; however, their account structure currently meets the more detailed requirements of a Class A company, as prescribed in Part 32-Uniform System of Accounts for Class A Telephone companies as promulgated by the Federal Communications Commission (“FCC”) with additional guidance and interpretations from the Public Utility Commission of Texas (“Commission”). This regulated telephone operation is subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS No. 71 establishes GAAP for enterprises whose regulators have the power to approve and/or regulate the rates that companies may charge for services or products. SFAS No. 71 also establishes GAAP for a regulated enterprise, including the establishment of GAAP for the capitalization of allowable costs. Costs that are not allowable under the regulatory process are generally expensed as incurred. Telephone and FB Telephone are subject to regulation by the Commission for intrastate ratemaking purposes, which includes rates for basic local services, intraLATA toll services and access services for the origination and termination of in-state long-distance calls. Telephone and FB Telephone initially filed for Chapter 59 alternative regulation on August 18, 1997 and May 12, 2000, respectively. This differs from traditional rate of return regulation in that prices are capped for the initial period of election, which is six years. Both companies have the option to renew this alternative regulation election every two years after the initial election period has expired. For interstate services, access charges, and other matters, both companies are subject to the jurisdiction of the FCC. Telephone and FB Telephone have both elected to remain under rate base rate of return regulation for interstate services. To this end, they participate in the Carrier Common Line (“CCL”) Pool administered by the National Exchange Carrier Association (“NECA”) and file annual tariffs for traffic-sensitive services. Both companies also receive various federal and state Universal Service Fund (“USF”) monies to subsidize cost of service.

Property, Plant, Equipment and Depreciation - Property, plant and equipment are stated at historical cost. Allowance for funds used during construction (“AFUDC”) is a regulatory cost accounting procedure whereby amounts based upon interest charges on borrowed funds and a return on equity capital used to finance construction are added to telecommunications plant cost. Depreciation is computed generally on the straight-line method (see Note 2 for the average asset lives).

Cash Equivalents - Cash equivalents are short-term, highly liquid investments readily convertible to known amounts of cash and which are so near maturity, generally 30 days, that there is no significant risk of changes in value resulting from changes in market interest rates.

Investments - Investments in equity securities that have readily determinable fair values are categorized as available-for-sale securities and are carried at fair value. The unrealized gains or losses on securities classified as available-for-sale are included as a separate component of partners’ capital. Pinnacle uses the equity method of accounting for investments where the ability to exercise significant influence over such entities exists. Other investments that do not have readily determinable fair market values are carried at cost.

PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill - Amounts paid for assets of other companies in excess of fair value are charged to goodwill. Goodwill was amortized over its useful life, normally 15 to 40 years.

SFAS No. 142, “Goodwill and Other Intangible Assets”, became effective for Pinnacle on January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units, and the discontinuance of goodwill amortization. The amortization of Pinnacle’s goodwill ($13.6 million in 2001) ceased effective January 1, 2002.

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

Changes in the carrying amount of goodwill for the period December 31, 2001 to December 31, 2002 is summarized as follows (in thousands):

Balance, December 31, 2001	$335,536
Less impairment	18,000
Balance, December 31, 2002	$317,536

At December 31, 2002 and 2001, goodwill was stated net of accumulated amortization of $24.3 million.

The table below reflects what reported net income would have been in the 2001 period, exclusive of goodwill amortization expense recognized for consolidated entities in that period compared to the 2002 period (in thousands):

	2002	2001

Reported net loss	$(178,648)	$(106,201)
Add back goodwill amortization	─	13,580
Adjusted net loss	$(178,648)	$(92,621)

Materials and Supplies - Inventories of materials and supplies are valued at the lower of cost or market. Cost is determined by a moving weighted average method.

Indefeasible Rights of Use (“IRU”) - Both ETFL and Transport have entered into several agreements that entitle Pinnacle to a long-term lease or an IRU of local and long-haul dark fiber of another party. Generally each agreement requires each company to pay an aggregate price consisting of an initial payment, followed by installments during the construction period based upon achieving certain milestones (e.g., commencement of construction, conduit installation and fiber installation). The final payment for each segment will be made at the time of acceptance.

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

PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income taxes are provided based on taxable income or loss as reported for financial statement purposes. The provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes. Investment tax credits (“ITC”) used to offset income tax for tax reporting purposes are deferred and amortized over the lives of the related assets for financial reporting.

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

Recent Accounting Pronouncements - SFAS No. 143, “Accounting for Asset Retirement Obligations,” became effective on January 1, 2003. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded beginning in 2003, the entity will capitalize the net present value of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted each period, and the capitalized cost is depreciated over the useful life of the related asset. Pinnacle does not believe there will be any material impact on its consolidated financial statements from the adoption of this standard.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” became effective on January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Pinnacle recognized impairment charges of $90.9 million for the year ended December 31, 2002 (see Note 13 - Impairment and Restructuring Charges).

PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued in June 2002 and became effective on January 1, 2003. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value.

Financial Accounting Standards Board Interpretation (FIN) No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FIN No. 34” was issued in November 2002 and became effective for disclosures made in December 31, 2002, financial statements. The interpretation requires expanded disclosures of guarantees. In addition, the interpretation requires recording the fair value of guarantees upon issuance or modification after January 1, 2003. While Pinnacle has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees do not represent significant commitments or contingent liabilities related to the indebtedness of others.

FIN No. 46, “Consolidation of Variable Interest Entities” was issued in January 2003. FIN No. 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. This guidance will be effective for the quarter ending September 30, 2003.

For accounting standards not yet adopted or implemented, Pinnacle is evaluating the potential impact on its financial position and results of operations.

2.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:

	December 31,		Estimated
	2002	2001	Useful Life
	Thousands of Dollars

Land	$4,433	$4,611
Buildings	24,938	22,372	15-35 years
Telephone plant	242,934	333,250	5-30 years
Furniture and office equipment	45,420	44,058	5-17 years
Automotive and other equipment	8,518	10,073	3-7 years
Construction in progress	5,249	34,851
	331,492	449,215
Less: accumulated depreciation	90,700	85,816
	$240,792	$363,399

Substantially all of FB Telephone’s property, plant and equipment totaling $57.1 million is pledged as security for the long-term debt to CoBank ACB (“CoBank”).

Depreciation expense was $40.8 million and $36.5 million for the years ended December 31, 2002 and 2001, respectively.

PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2002	2001
	Thousands of Dollars

Senior secured notes (8.83% interest paid semi-annually, due 2004)	$810,000	$810,000
TXU Corp. revolving credit facility	144,066	151,678
CoBank mortgage notes (8.15% interest paid monthly)	─	1,250
CoBank mortgage notes (7.27% to 8.75% paid monthly, due 2013)	18,071	19,715
GE capital leases	4,009	─
Debentures payable (8.5% due in annual installments of $148)	56	202
Subtotal	976,202	982,845
Less current maturities	2,999	3,041
Total long-term debt	$973,203	$979,804

In August 2000, in connection with its formation, Pinnacle issued $810 million of 8.83% senior secured notes due August 15, 2004. The notes are secured by all of Pinnacle’s assets, including its shares of TXU Com. Total proceeds (net of transaction costs), including $150 million received from Zenith, were used by Pinnacle to make a $600 million cash distribution to TXU Corp., in exchange for TXU Corp.’s contribution of the stock of its telecommunications subsidiaries to Pinnacle, and fund the Overfund Trust in the amount of $336 million. The Overfund Trust used the cash to invest in TXU Corp. debt securities. These trust assets, including principal and related interest earned, are being used to pay interest on the senior secured notes and the investment yield amounts to Zenith. (See Note 8.)

TXU Corp. provides a $200 million revolving credit facility (the “Revolver”) to TXU Com that expires in 2004. Interest is payable by TXU Com at a rate equal to the London Interbank Offering Rate (“LIBOR”) plus 1.5%, in effect as of the beginning of each credit facility advance. The interest rate of each advance is calculated for one-, two-, three-, or six-month periods, as elected by TXU Com, at the end of which the interest rate is reset to the current LIBOR rate plus 1.5%. The weighted average rate on the December 31, 2002 balance outstanding was 2.92%. Principal is payable at the end of the Revolver’s four-year term and may be prepaid at any time without penalty. At December 31, 2002, $55.9 million was available for borrowing. TXU Com may borrow under the Revolver only to the extent its projected cash requirements for any month exceed its projected cash flows for such month.

Capital contributions to TXU Com came from TXU Investment Company, a subsidiary of TXU Corp., in the amount of 35% of TXU Com’s budgeted capital spending. The contributions, usually due on the first day of each month, were used to pay down the Revolver. For the year ended December 31, 2002, TXU Investment Company made capital contributions to TXU COM in the amount of $7.8 million. In light of TXU COM’s significant capital expenditure reductions from planned amounts, TXU Investment Company has notified TXU COM that it is re-evaluating the need to continue these capital contributions.

In October 2002, the 8.15% CoBank mortgage notes were retired. The long-term debt agreements on the remaining CoBank mortgage notes contain restrictions on the payment of dividends. The restrictions are related, in general, to FB Telephone’s adjusted net worth and assets as defined in the loan agreements and the restrictions on investment in affiliates. In addition, the mortgage notes contain a principal pre-payment penalty. As of December 31, 2002, FB Telephone was in compliance with the mortgage loan covenants with CoBank.

The GE Capital Lease obligation amount results from the two Master Lease Agreements with General Electric Capital Corporation (“GE”) which are described below (see Note 7 - Capital Leases).

PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled principal maturities on long-term debt subsequent to December 31, 2002 are as follows:

2003	$2,999
2004	956,281
2005	2,595
2006	2,653
2007	1,817
Thereafter	9,857
Total	$976,202

4.   FEDERAL INCOME TAXES

The income tax (benefit) expense consists of the following:

	Year Ended
	December 31,
	2002	2001
	Thousands of Dollars

Current:
U.S. federal	$(3,018)	$(1,951)
State	(214)	83
Deferred:
U.S. federal	(31,819)	(3,611)
State	(2,766)	(310)
Amortization of investment tax credit	(231)	(301)
Amortization of excess deferred taxes	(213)	(214)
Income tax (benefit) expense	$(38,261)	$(6,304)

PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax (benefit) expense differs from amounts computed at statutory rates primarily because of amortization of nondeductible goodwill and the amortization of excess deferred federal income taxes and investment tax credits. The following is a reconciliation of the income tax (benefit) expense reported on the consolidated statements of operations:

	Year Ended
	December 31,
	2002	2001
	Thousands of Dollars

Income tax benefit at US federal statutory rate	$(44,809)	$(10,101)
State income tax (benefit) expense	(3,841)	(355)
State income tax refunds	(866)	─
Goodwill amortization	─	4,752
Goodwill impairment	6,300	─
Minority interest	(2,817)	(177)
Amortization of investment tax credit	(231)	(301)
Amortization of excess deferred taxes	(214)	(214)
Increase (decrease) in valuation allowance	9,080	(270)
Other	(863)	362
Income tax (benefit) expense	$(38,261)	$(6,304)

Deferred income taxes reflect the net tax effects of deductible temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising Pinnacle’s net deferred income taxes consist of the following:

	December 31,
	2002	2001
	Thousands of Dollars
Deferred tax assets
Net operating losses	$19,437	$6,450
Allowance for uncollectible accounts receivable	1,831	1,049
Accrued vacations	939	660
Postretirement benefits	12,496	7,255
Long-lived asset impairment	31,375	─
Deferred franchise tax	1,666	1,680
Regulatory assets	(2)	1,102
Other	131	106
Total deferred assets	$67,873	$18,302

PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax liability is classified on the balance sheet as follows:

Deferred tax liabilities
Franchise tax	$(3,600)	$(3,434)
Partnership investment	(1,151)	(1,481)
Basis in investment	(1,632)	(1,632)
Depreciation	(42,004)	(39,496)
Total deferred liabilities	$(48,387)	$(46,043)

Valuation allowance	(9,090)	(10)

Net deferred tax asset (liability)	$10,396	$(27,751)

Due to an amended federal income tax return that was filed for the year ended December 31, 2000, TXU Com was able to carry-back net operating losses (“NOL”) originating in 2000 to request a refund of taxes previously paid. Anticipated refunds from the amended return and the NOL carry-back are approximately $1.3 million.

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

5.   POSTRETIREMENT BENEFIT PLANS

Pension Plan

TXU Com provides pension benefits through the TXU Communications Retirement Plan (“Retirement Plan”), the TXU Communications Supplemental Retirement Plan (“Supplemental Plan”) and the TXU Communications Deferred Compensation Plan for Emerging Businesses (“Deferred Compensation Plan”).

The Retirement Plan is a noncontributory defined benefit plan that provides benefits to substantially all employees. Benefit provisions are subject to collective bargaining. TXU Com’s funding policy for this plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws. Employees who became participants prior to January 1, 2002 earn benefits based on their length of service and final average pay. Employees who become participants on or after January 1, 2002 earn cumulative benefits based on their age and a percentage of their monthly pay.

Telcon, FB Telephone, and FB LD adopted participation in the Retirement Plan effective January 1, 2002. Employees who became participants on or after January 1, 2002 earn cumulative benefits based on their age and a percentage of their monthly pay.

The Supplemental Plan is a non-contributory pay-as-you-go plan providing supplementary retirement benefits primarily to higher-level employees.

PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect on operations of principal retiree benefit plans is shown in the following table.

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2002	2001	2002	2001
		Thousands of Dollars

Benefit obligation at December 31	$51,533	$45,256	$18,701	$14,240
Fair value of plan assets at December 31	35,468	41,397	─	─
Funded status	(16,065)	(3,859)	(18,701)	(14,240)
Unrecognized net actuarial loss	19,291	11,005	4,153	704
Unrecognized prior service costs	443	302	─	─
Prepaid (accrued) benefit cost	$3,669	$7,448	$(14,548)	$(13,536)

SFAS No. 87, “Employers’ Accounting for Pensions,” required TXU Com to record an additional minimum pension liability of $10.2 million at December 31, 2002. This liability represents the amount by which the accumulated benefit obligation exceeded the sum of the fair market value of plan assets and accrued amounts previously recorded. The additional minimum pension liability was offset by a $0.5 million intangible asset and resulted in a $6.0 million charge to comprehensive income, net of related tax benefits of $3.7 million. The intangible asset is included in other noncurrent assets in Pinnacle’s consolidated balance sheet at December 31, 2002.

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2002	2001	2002	2001

Assumptions:
Discount rate	6.75%	7.25%	6.75%	7.25%
Expected long-term return on assets	8.50%	9.25%	─	─
Compensation increase rate	4.30%	4.30%	─	─

For measurement purposes, a 5% annual rate of increase in the cost of health care benefits was assumed for 2002. This rate was assumed to increase to 12% in 2003 and gradually decrease to 5% by 2009, then remain at that level thereafter.

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2002	2001	2002	2001
		Thousands of Dollars

Net periodic benefit cost (credit)	$3,404	$1,434	$2,132	$1,350
Employer contribution	─	─	625	544
Plan participants’ contributions	─	─	96	21
Benefits paid	2,191	1,295	722	565
Curtailment loss (gain)	251	─	(494)	─

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

PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Agreements: Services, Telephone, Telecom and Transport

TXU Com has deferred compensation agreements with the former board of directors of TXU Com’s predecessor company, Lufkin-Conroe Communications, and certain former employees. The benefits are payable for up to 15 years and may begin as early as age 65 or upon the death of the participant.

TXU Com has purchased life insurance policies on certain former directors and key employees. The excess of the cash surrender value of life insurance policies over the notes payable balances related to these policies is reflected in Pinnacle’s financial statements. These plans do not qualify under the Internal Revenue Code (“IRC”), and therefore, federal income tax deductions are allowed only when benefits are paid.

Payments relating to deferred compensation agreements were $0.4 million for 2002 and 2001. Accrued costs were $0.5 million for 2002 and $0.1 million for 2001. Accrued liability amounted to $3.3 million at December 31, 2002 and $3.4 million at December 31, 2001.

401(k) Plans

Nonbargaining: Services, Telephone, Telecom, Transport, Telcon, FB Telephone and FBLD

TXU Com sponsors a 401(k) plan for all nonbargaining employees (“Nonbargaining TXU Com Plan”) who have completed 90 days of full-time service (or at least 1,000 hours of service in any year) and are age 21 or older. On December 31, 2001 the Nonbargaining 401(k) plan covering Telcon, FB Telephone and FBLD was merged into this plan. The plan allows participants to contribute up to 15% of their eligible annual compensation to the plan, up to the maximum permitted by the IRC. TXU Com matches 100% of the first 3% of employee contributions. TXU Com’s matching contributions to the plan amounted to $0.6 million for 2002 and 2001.

Bargaining: Services, Telephone, Telecom and Transport

TXU Com sponsors a 401(k) plan for all bargaining employees (“Bargaining TXU Com Plan”) who have completed one year of full-time service (or at least 1,000 hours of service in any year) and are age 21 or older. The plan allows participants to contribute up to 15% of their eligible annual compensation to the plan, up to the maximum permitted by the IRC. For 2001, TXU Com matched 40% of the first 3% of employee contributions. For 2002, TXU Com’s matching contribution increased to 50% of the first 3% of employee contributions, in accordance with the terms of the collective bargaining agreement. TXU Com’s matching contributions to the plan amounted to $0.1 million for 2002 and 2001.

Non-Bargaining: Telcon, FB Telephone and FBLD

TXU Com sponsored a 401(k) plan for all non-bargaining employees of Telcon, FB Telephone and FBLD who had completed at least one month of full-time service and who were at least 21 years of age. Effective December 31, 2001, the plan was merged into the 401(k) savings plan for non-bargaining employees of TXU Com. Participants’ accounts and participation eligibility were transferred to the TXU Com plan effective January 1, 2002. Employees who became eligible on or after January 1, 2002 participated in the TXU Com plan. The plan allowed participants to contribute up to 8% of their eligible annual compensation to the plan, up to the maximum permitted by the IRC. TXU Com matched 50% of the first 8% of eligible employee contributions. TXU Com’s matching contributions to the plan amounted to $0.7 million for 2001.

The plan provided for discretionary company-paid profit sharing contributions of up to 15% of each eligible employee’s total compensation. Discretionary profit sharing contributions to the plan, which were accrued during the year and paid following the close of the year, amounted to $0.2 million for 2001.

PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   OPERATING LEASES

Lessor

Pinnacle is the lessor of fiber optic systems, agreements to lease capacity to customers over fiber optic lines, and until their expiration in early fiscal 2002, microwave towers. The leases, accounted for as operating leases, provide for minimum future rentals to be received for the remainder of the lease period and in the aggregate as follows:

Year Ended	Fiber Optic
December 31,	Systems
Thousands of Dollars

2003	$1,038
2004	990
2005	851
2006	752
2007	726
Thereafter	3,439
Total minimum future rental income	$7,796

Following is a summary of property on lease:

	December 31,
	2002		2001
	Thousands of Dollars

Microwave tower	$	─	$382
Fiber optic system		747	7,472
			7,854
Less accumulated depreciation		502	5,320
		$245	$2,534

As discussed in Note 13 - Impairment and Restructuring Charges, Pinnacle recorded impairment charges in 2002 related to its transport assets, significantly reducing the carrying value of the related assets.

Lessee

TXU Com has executed various building space leases, with terms ranging from 36 to 84 months and monthly payments ranging from $0.1 million to $0.3 million. All but one of the leases contain provisions for escalation of the monthly payments. Pinnacle’s consolidated financial statements for the year ended December 31, 2002 includes a $0.3 million charge representing obligations on leased facilities that were sublet to unrelated parties in 2002 for amounts less than the related obligations. TXU Com also has executed several equipment leases with varying terms up to 36 months and monthly payments totaling approximately $0.1 million.

The future minimum rental payments required by capital and operating leases are as follows (in thousands):

2003	$4,871
2004	3,862
2005	3,333
2006	2,657
2007	1,635
Thereafter	5,127

PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense on operating leases was $3.6 million for 2002 and $2.3 million for 2001.

7.   CAPITAL LEASES

On February 25, 2002 and effective April 1, 2002, TXU Com entered into a 30-month basic term Master Lease Agreement with GE. The agreement covered the financing of certain specific furniture, fixtures, equipment and leasehold improvements at TXU Com’s corporate headquarters. This agreement was accounted for as a capital lease arrangement with capitalized costs totaling $2.2 million. GE will invoice TXU Com monthly for a variable amount, which has both a fixed and an interest-sensitive component. At the end of the 30-month basic lease term, TXU Com may elect to purchase the equipment at its fair value by financing a contractually specified option payment.

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

8.   INVESTMENTS IN AFFILIATED AND NONAFFILIATED COMPANIES

Investments at December 31, 2002 and 2001 consist of the following (in thousands):

	December 31,
	2002	2001
	Thousands of Dollars
Short-term investments - marketable equity securities	$125	$105
Noncurrent investments:
Overfund Trust - TXU Corp. debt securities	$177,564	$258,733
Equity method investments in entities	26,864	24,843
Investments in securities - at cost	7,151	6,986
Other	1,403	2,244
Total noncurrent investments	$212,982	$292,806

Marketable equity securities have been categorized as available for sale and, as a result, are stated at fair value. Such securities are classified as either current (short-term) or noncurrent assets on the balance sheet depending upon the purpose for which they are held. Unrealized gains and losses are included as a component of accumulated other comprehensive income until realized.

For the purpose of determining gross unrealized gains and losses, marketable securities include the following at December 31, 2002 and 2001:
	Cost			Fair Value			Unrealized Gains			Realized Gain (Loss)
	2002		2001	2002		2001	2002		2001	2002		2001
	Thousands of Dollars
Other marketable equity securities
FB Telephone - (short-term)		$11	$11		$125	$105		$114	$94	$	─		$(14)
TXU Com - (noncurrent)	$	─	$768	$	─	$939	$	─	$171		$230	$	─

Upon the formation of Pinnacle in August 2000 as described in Note 3, the Overfund Trust invested $336 million in TXU Corp. 6.0% fixed rate debt securities due biannually through August 2004. The trust assets, including principal and interest earned, are being used to pay interest on the senior secured notes and the investment yield amounts to Zenith.

PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All investments in securities are held for noncurrent uses and are classified as noncurrent assets on the balance sheet.

In May 2002, Pinnacle sold its investment in International Paper Company stock, resulting in a realized gain of $0.2 million.

The following investments are accounted for using the equity method:

	Percentage Owned
	December 31,
	2002	2001
GTE Mobilnet of South Texas Limited Partnership	2.34%	2.34%
GTE Mobilnet of Texas RSA #17 Limited Partnership	17.02%	17.02%
Fort Bend Fibernet Partnership	39.00%	39.00%

In December 2001, Pinnacle sold all of its 18% investment in ALLTEL Communications Texas RSA#11B Limited Partnership, resulting in a gain of $6.2 million.

The investments in securities accounted for using the cost method include the following:

	December 31,
	2002	2001
	Thousands of Dollars

Rural Telephone Bank stock	$5,921	$5,921
CoBank, ACB stock	1,230	1,065

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

9. MINORITY INTEREST

During 1990, Transport, in a joint venture with Eastex Celco (“ETC”), formed ETFL. Transport and ETC own 63% and 37%, respectively, of the outstanding stock of ETFL. Minority owners’ interest in the losses of ETFL was $8.0 million in 2002 and $507 thousand in 2001.

PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. TRANSACTIONS WITH RELATED PARTIES

Following is a summary of transactions and balances with related parties:

	December 31,
	2002	2001
	Thousands of Dollars

Accounts receivable - TXU Corp.	$3,951	$5,821
Accounts receivable - Fort Bend Fibernet 39% Limited
Partnership	44	─
Accounts payable - TXU Corp.	(352)	(4,484)
Long-term debt payable - TXU Corp.	(144,066)	(151,678)
Accrued interest - TXU Corp.	(3,995)	(149)
Investment in TXU Corp. debt securities	177,564	258,733
Interest expense paid to TXU Corp.	5,059	8,501
Billings from TXU Corp. for management fees	3,331	5,594
Billings from TXU Corp. for services	2,427	1,885

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

Long-Term Debt - The fair value of Pinnacle’s long-term debt, including current maturities, is estimated based on the current rates offered to Pinnacle for debt of the same remaining maturities.

PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of Pinnacle’s material financial instruments are as follows:

	Carrying Amount			Fair Value
	December 31,			December 31,
	2002		2001	2002		2001
			Thousands of Dollars
Long-term investments for which it is:
Practicable to estimate fair value	$	─	$1,044	$	─	$1,044
Not practicable to estimate fair value		35,418	33,107		N/A	N/A
Investments in TXU Corp. debt securities		177,564	258,733		177,564	258,733
Long-term debt		976,202	982,845		976,202	982,845

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

Impairment Charges
	CLEC	Transport	Total
		Thousands of Dollars
Property, plant and equipment
Net book value	$27,512	$70,831	$98,343
Estimated cost of sale	232	360	592
	27,744	71,191	98,935

Less estimated fair market value	947	7,083	8,030
Assets held for sale impairment charges	$26,797	$64,108	$90,905

Restructuring Charges
(thousands of dollars)

Employee separations	$736
Facility closure costs	916
Other contractual commitments	417
Total	$2,069

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

PINNACLE ONE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Sale of Pinnacle by TXU Corp.

In May 2003, TXU Corp. acquired, for $150 million in cash, its joint venture partner’s interest in Pinnacle. The acquisition of the interest was under a put/call agreement that had been executed in late February 2003. Also in May 2003, TXU Corp. finalized a formal plan to dispose of TXU Communications by sale.

In January 2004, TXU Corp. entered into an agreement to sell its telecommunications business for $527 million which represented all of the operating assets of Pinnacle.

In the fourth quarter of 2003, Pinnacle recorded a goodwill impairment charge of $13.2 million ($8.5 million after-tax), to reflect the fair value of the business as determined by a sales agreement entered into in January 2004. Under the agreement, the stock of the business will be sold for $524 million in cash (before transaction costs and other adjustments) and $3 million in assumed debt. The sale is expected to be completed in the first half of 2004, pending approval by the Federal Communications Commission and Hart-Scott-Rodino Act review. Estimated net cash proceeds from the sale of approximately $520 million will be applied to the repayment of $560 million of Pinnacle’s notes payable.