Form 10-K/A
period 2004-12-31
TXU CORP /TX/
filed 2005-06-13
CIK 1023291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

— OR—

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-12833

TXU Corp.

(Exact Name of Registrant as Specified in its Charter)

Texas	75-2669310
(State of Incorporation)	(I.R.S. Employer Identification No.)

1601 Bryan Street Dallas, TX 75201-3411	(214) 812-4600
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
TXU Corp.	Common Stock, without par value, and	New York Stock Exchange
	Preference Stock Purchase Rights	The Chicago Stock Exchange
The Pacific Exchange
	Corporate Units	New York Stock Exchange
	Income Prides	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  ☒    No  ☐

Aggregate market value of TXU Corp. Common Stock held by non-affiliates, based on the last reported sale price on the NYSE composite tape on June 30, 2004, the last trading date of the registrant’s most recently completed second fiscal quarter: $11,935,601,667

Common Stock outstanding at March 14, 2005: 239,755,380 shares, without par value

DOCUMENTS INCORPORATED IN THIS AMENDMENT BY REFERENCE — None

Explanatory Note

This Form 10-K/A is being filed to revise the presentation of cash flows from discontinued operations in the Statements of Consolidated Cash Flows for each of the three years in the period ended December 31, 2004. This revision does not impact operating, financing and investing cash flows related to continuing operations or the net change in cash and cash equivalents as originally presented in the Statements of Consolidated Cash Flows, but provides additional details of cash flows from discontinued operations.

In connection with the preparation of the report on Form 10-Q for the quarter ended March 31, 2005, TXU Corp. management reviewed its method of presenting discontinued operations in its Statements of Condensed Consolidated Cash Flows and concluded it should revise the presentation to provide more information in accordance with the provisions of FASB Statement No. 95 “Statement of Cash Flows.” Accordingly, beginning with the quarter ended March 31, 2005, TXU Corp. began presenting cash flows from discontinued operations in the categories of operating, investing and financing activities, as well as the effect of exchange rate changes, instead of a single line presentation.

This Form 10-K/A for 2004, 2003 and 2002 includes these revisions and hereby amends:

•	Part II, Item 8, Financial Statements. Revisions have been made to the Statements of Consolidated Cash Flows for 2004, 2003 and 2002, Note 21 has been added to “Notes to Financial Statements” and the Report of Independent Registered Public Accounting Firm has been updated.

•	Part II, Item 9A, Controls and Procedures. Added management’s conclusion that revisions to the Statements of Consolidated Cash Flows did not result from material weaknesses in internal controls over financial reporting.

•	Part IV, Item 15, Exhibits. Amended to file herewith, Exhibit 23(a), Consent of Independent Registered Public Accounting Firm, and Exhibits 31(a), 31(b), 32(a) and 32(b), Certifications of the Chief Executive Officer and the Chief Financial Officer of TXU Corp. required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

2002 Form 10-K	TXU Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002

2003 Form 10-K	TXU Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003

2002 Form 8-K	the Form 8-K of TXU Corp. filed September 23, 2003, reflecting the impact of adopting SFAS 145 on the financial information reported in the 2002 Form 10-K

2003 Form 8-K	the Form 8-K of TXU Corp. filed November 22, 2004, reflecting the impact of the reclassification of discontinued operations on the financial information reported in the 2003 Form 10-K

401(h)	Section 401(h) Retiree Medical Benefits of the Internal Revenue Code

APB 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”

APB 30	Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”

Bcf	billion cubic feet

Bloomberg	Bloomberg L. P., a financial information network

Capgemini	Capgemini Energy LP, a new company providing business process support services to TXU Corp. and a subsidiary of Cap Gemini North America Inc.

Commission	Public Utility Commission of Texas

EITF	Emerging Issues Task Force

EITF 98-10	EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities”

EITF 02-3	EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”

EPA	Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

ERISA	Employee Retirement Income Security Act

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 46	FIN No. 46, “Consolidation of Variable Interest Entities”

FIN 46R	FIN No. 46 (Revised 2003), “Consolidation of Variable Interest Entities”

Fitch	Fitch Ratings, Ltd.

FSP	FASB Staff Position (interpretations of standards issued by the staff of the FASB)

FSP 106-1	FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

FSP 106-2	FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

GW	Gigawatts

GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by TXU Corp. as a regulated utility at the time of entering retail competition on January 1, 2002

IRS	Internal Revenue Service

kV	kilovolts

kWh	kilowatt-hours

Moody’s	Moody’s Investors Services, Inc.

MW	megawatts

MWh	megawatt-hours

NRC	United States Nuclear Regulatory Commission

Pinnacle	Pinnacle One Partners, L.P., formerly the holding company for the telecommunications business and formerly a joint venture

POLR	provider of last resort of electricity to certain customers under the Commission rules interpreting the 1999 Restructuring Legislation

price-to-beat rate	residential and small business customer electricity rates established by the Commission that (i) were required to be charged in a REP’s historical service territories until the earlier of January 1, 2005 or the date when 40% of the electricity consumed by such customer classes is supplied by competing REPs, adjusted periodically for changes in fuel costs, and (ii) are required to be made available to those customers until January 1, 2007

REP	retail electric provider

S&P	Standard & Poor’s, a division of the McGraw Hill Companies

Sarbanes-Oxley	Sarbanes – Oxley Act of 2002

SEC	United States Securities and Exchange Commission

Settlement Plan	regulatory settlement plan that received final approval by the Commission in January 2003

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 4	SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”

SFAS 34	SFAS No. 34, “Capitalization of Interest Cost”

SFAS 71	SFAS No. 71, “Accounting for the Effect of Certain Types of Regulation”

SFAS 87	SFAS No. 87, “Employers’ Accounting for Pensions”

SFAS 106	SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”

SFAS 109	SFAS No. 109, “Accounting for Income Taxes”

SFAS 123	SFAS No. 123, “Accounting for Stock-Based Compensation”

SFAS 123R	SFAS No. 123 (revised 2004), “Share-Based Payment”

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125”

SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”

SFAS 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”

SFAS 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

SFAS 145	SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections”

SG&A	selling, general and administrative

TCEQ	Texas Commission on Environmental Quality

TXU Australia	refers to TXU Australia Group Pty Ltd, a former subsidiary of TXU Corp., and/or its consolidated subsidiaries, depending on context

TXU Communications	TXU Communications Ventures Company, a former subsidiary of Pinnacle

TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context

TXU Electric Delivery	refers to TXU Electric Delivery Company (formerly Oncor Electric Delivery Company), a subsidiary of US Holdings, and/or its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC (formerly Oncor Electric Delivery Transition Bond Company LLC), depending on context

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of US Holdings, and/or its consolidated subsidiaries, depending on context

TXU Europe	TXU Europe Limited, a former subsidiary of TXU Corp.

TXU Fuel	TXU Fuel Company, a former subsidiary of TXU Energy Holdings

TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.

TXU Mining	TXU Mining Company LP, a subsidiary of TXU Energy Holdings

TXU Portfolio Management	TXU Portfolio Management Company LP, a subsidiary of TXU Energy Holdings

UK	United Kingdom

US	United States of America

US GAAP	accounting principles generally accepted in the US

US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp. and parent of the TXU Energy Holdings and TXU Electric Delivery businesses

VEBA	refers to voluntary employees’ beneficiary association

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

As discussed in Note 21 to the Financial Statements, TXU Corp. has revised the Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004. Management concluded the revision did not result from a material weakness in internal controls over financial reporting. Consequently, no additional changes in the design and operation of internal controls over financial reporting in effect at December 31, 2004 have been implemented.

1

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

The management of TXU Corp. performed an evaluation as of December 31, 2004 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control – Integrated Framework. Based on the review performed, management believes that as of December 31, 2004 TXU Corp.’s internal control over financial reporting was effective.

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

March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

TXU Corp.:

We have audited management’s assessment, included in the accompanying Managements’ Annual Report on Internal Control over Financial Reporting that TXU Corp. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of TXU Corp. and subsidiaries and our report dated March 16, 2005 (June 8, 2005 as to Note 21) expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004).

/s/ Deloitte & Touche LLP

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

As discussed in Note 21 to the Notes to Financial Statements, the statements of consolidated cash flows for each of the three years in the period ended December 31, 2004 have been restated to present cash flows from discontinued operations in the categories of operating, investing and financing activities, as well as the effect of exchange rate changes.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 16, 2005 (June 8, 2005 as to Note 21)

TXU CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2004	2003	2002
	(millions of dollars, except per share amounts)
Operating revenues	$9,308	$8,600	$8,094

Costs and expenses:
Cost of energy sold and delivery fees	3,847	3,640	3,199
Operating costs	1,429	1,389	1,354
Depreciation and amortization	760	724	733
Selling, general and administrative expenses	1,091	907	1,046
Franchise and revenue-based taxes	367	390	428
Other income	(148)	(58)	(41)
Other deductions	1,172	42	533
Interest income	(28)	(36)	(33)
Interest expense and related charges	695	784	693

Total costs and expenses	9,185	7,782	7,912

Income from continuing operations before income taxes, extraordinary gain (loss) and cumulative effect of changes in accounting principles	123	818	182

Income tax expense	42	252	77

Income from continuing operations before extraordinary gain (loss) and cumulative effect of changes in accounting principles	81	566	105

Income (loss) from discontinued operations, net of tax effect	378	74	(4,181)

Extraordinary gain (loss), net of tax effect	16	—	(134)

Cumulative effect of changes in accounting principles, net of tax effect	10	(58)	—

Net income (loss)	$485	$582	$(4,210)

Exchangeable preferred membership interest buyback premium (Note 9)	849	—	—

Preference stock dividends	22	22	22

Net income (loss) available for common stock	$(386)	$560	$(4,232)

Average shares of common stock outstanding (millions):
Basic	300	322	278
Diluted	300	379	278

Per share of common stock— Basic:
Income from continuing operations before extraordinary gain (loss) and cumulative effect of changes in accounting principles	$0.27	$1.76	$0.37
Exchangeable preferred membership interest buyback premium	(2.83)	—	—
Preference stock dividends	(0.07)	(0.07)	(0.08)

Net income (loss) from continuing operations available for common stock	(2.63)	1.69	0.29
Income (loss) from discontinued operations, net of tax effect	1.26	0.23	(15.04)
Extraordinary gain (loss), net of tax effect	0.05	—	(0.48)
Cumulative effect of changes in accounting principles, net of tax effect	0.03	(0.18)	—

Net income (loss) available for common stock	$(1.29)	$1.74	$(15.23)

Per share of common stock— Diluted:
Income from continuing operations before extraordinary gain (loss) and cumulative effect of changes in accounting principles	$0.27	$1.63	$0.37
Exchangeable preferred membership interest buyback premium	(2.83)	—	—
Preference stock dividends	(0.07)	(0.06)	(0.08)

Net income (loss) from continuing operations available for common stock	(2.63)	1.57	0.29
Income (loss) from discontinued operations, net of tax effect	1.26	0.20	(15.04)
Extraordinary gain (loss), net of tax effect	0.05	—	(0.48)
Cumulative effect of changes in accounting principles, net of tax effect	0.03	(0.15)	—

Net income (loss) available for common stock	$(1.29)	$1.62	$(15.23)

Dividends declared	$0.938	$0.50	$1.925

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2004	2003	2002
	(millions of dollars)
Components related to continuing operations:
Income from continuing operations before extraordinary gain (loss) and cumulative effect of changes in accounting principles	$81	$566	$105

Other comprehensive income (loss), net of tax effects:
Minimum pension liability adjustments (net of tax (expense) benefit of ($7), ($25) and $35)	14	46	(65)
Cash flow hedges:
Net change in fair value of derivatives (net of tax benefit of $40, $108 and $118)	(74)	(201)	(220)
Amounts realized in earnings during the year (net of tax expense of $23, $128 and $30)	43	238	56

Total	(17)	83	(229)

Comprehensive income (loss) from continuing operations	64	649	(124)

Components related to discontinued operations:
Income (loss) from discontinued operations, net of tax effect	378	74	(4,181)

Minimum pension liability adjustments (net of tax (expense) benefit of ($5), ($4) and $10)	10	8	(18)
Cumulative foreign currency translation adjustment	(145)	302	329
Cash flow hedges:
Net change in fair value of derivatives (net of tax benefit of $—, $29 and $36)	—	(67)	(81)
Amounts realized in earnings during the year (net of tax (expense) benefit of $3,($37) and ($62))	(6)	86	143

Total	(141)	329	373

Comprehensive income (loss) from discontinued operations	237	403	(3,808)

Extraordinary gain (loss), net of tax effect	16	—	(134)
Cumulative effect of changes in accounting principles, net of tax effect	10	(58)	—

Comprehensive income (loss)	$327	$994	$(4,066)

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(millions of dollars)
	(as restated, see Note 21)
Cash flows — operating activities
Income from continuing operations before extraordinary gain (loss) and cumulative effect of changes in accounting principles	$81	$566	$105
Adjustments to reconcile income from continuing operations before extraordinary gain (loss) and cumulative effect of changes in accounting principles to cash provided by operating activities:
Depreciation and amortization	826	791	804
Deferred income taxes and investment tax credits — net	(11)	(40)	21
Losses on early extinguishment of debt	416	—	40
Asset writedowns and lease-related charges	376	—	237
Net gain from sales of assets	(135)	(45)	(30)
Net effect of unrealized mark-to-market valuations of commodity contracts	109	100	113
Litigation settlement charge	84	—	—
Bad debt expense	90	119	160
Stock-based compensation expense	56	25	1
Net equity (income) loss from unconsolidated affiliates and joint ventures	(1)	17	255
Change in regulatory-related liabilities	(70)	(144)	34
Changes in operating assets and liabilities:
Accounts receivable - trade	(246)	173	(632)
Impact of accounts receivable sales program	(73)	100	(15)
Inventories	15	(46)	(48)
Accounts payable - trade	185	(24)	108
Commodity contract assets and liabilities	(5)	24	(45)
Margin deposits - net	34	25	—
Other – net assets	(133)	290	(97)
Other – net liabilities	160	482	41

Cash provided by operating activities	1,758	2,413	1,052

Cash flows — financing activities
Issuances of securities:
Long-term debt	5,090	2,846	4,446
Common stock	112	23	1,274
Retirements/repurchases of securities:
Long-term debt held by subsidiary trusts	(546)	—	—
Equity-linked debt securities	(1,105)	—	—
Other long-term debt	(3,088)	(2,187)	(3,407)
Exchangeable preferred membership interests	(750)	—	—
Preferred securities of subsidiaries	(75)	(98)	—
Common stock	(4,687)	—	—
Change in notes payable:
Commercial paper	—	—	(854)
Banks	210	(2,305)	1,490
Cash dividends paid:
Common stock	(150)	(160)	(652)
Preference stock	(22)	(22)	(22)
Premium paid for redemption of exchangeable preferred membership interests	(1,102)	—	—
Redemption deposits applied to debt retirements	—	210	(210)
Debt premium, discount, financing and reacquisition expenses	(406)	(38)	(283)

Cash provided by (used in) financing activities	(6,519)	(1,731)	1,782

TXU CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS (CONT.)

	Year Ended December 31,
	2004	2003	2002
	(millions of dollars)
	(as restated, see Note 21)
Cash flows — investing activities
Capital expenditures	(912)	(721)	(813)
Dispositions of businesses	4,814	14	—
Acquisition of telecommunications partner’s interest	—	(150)	—
Proceeds from sales of assets	27	10	447
Change in collateral trust	525	(525)	—
Nuclear fuel	(87)	(44)	(51)
Other, including transaction costs	(87)	16	(186)

Cash provided by (used in) investing activities	4,280	(1,400)	(603)

Discontinued operations
Cash provided by (used in) operating activities	(79)	338	203
Cash provided by (used in) financing activities	(10)	97	(966)
Cash used in investing activities	(153)	(409)	(210)
Effect of exchange rate changes	—	8	60

Cash provided by (used in) discontinued operations	(242)	34	(913)

Net change in cash and cash equivalents	(723)	(684)	1,318

Cash and cash equivalents — beginning balance	829	1,513	195

Cash and cash equivalents — ending balance	$106	$829	$1,513

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$106	$829
Restricted cash	49	12
Accounts receivable — trade	1,274	1,016
Income taxes receivable	25	—
Inventories	320	419
Commodity contract assets	546	548
Accumulated deferred income taxes	224	94
Assets of telecommunications holding company	—	110
Other current assets	249	196

Total current assets	2,793	3,224

Investments:
Restricted cash	47	582
Other investments	664	632
Property, plant and equipment — net	16,676	16,803
Goodwill	542	558
Regulatory assets — net	1,891	1,872
Commodity contract assets	315	109
Cash flow hedge and other derivative assets	6	88
Other noncurrent assets	283	214
Assets held for sale (Note 4)	24	7,202

Total assets	$23,241	$31,284

LIABILITIES, PREFERRED SECURITIES OF SUBSIDIARIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable - banks	$210	$—
Long-term debt due currently	229	678
Accounts payable — trade	950	790
Commodity contract liabilities	491	502
Litigation and other settlement accruals	391	—
Liabilities of telecommunications holding company	—	603
Other current liabilities	1,445	1,322

Total current liabilities	3,716	3,895

Accumulated deferred income taxes	2,721	3,599
Investment tax credits	405	430
Commodity contract liabilities	347	47
Cash flow hedge and other derivative liabilities	195	240
Long-term debt held by subsidiary trusts (Note 10)	—	546
All other long-term debt, less amounts due currently	12,412	10,608
Other noncurrent liabilities and deferred credits	2,762	2,289
Liabilities held for sale (Note 4)	6	2,952

Total liabilities	22,564	24,606
Preferred securities of subsidiaries (Note 9)	38	759
Contingencies (Note 18)
Shareholders’ equity (Note 11)	639	5,919

Total liabilities, preferred securities of subsidiaries and shareholders’ equity	$23,241	$31,284

See Notes to Financial Statements.

-

TXU CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2004	2003	2002
	(millions of dollars)
Preference stock
Balance at end of year	$300	$300	$300

Common stock without par value — authorized shares — 1,000,000,000
Balance at beginning of year	48	7,995	6,560
Issuance of 46,800,000 shares in public offering	—	—	1,084
Issuances under Direct Stock Purchase and Dividend Reinvestment Plan: (2004 — 110,014 shares; 2003 — 508,379 shares; and 2002 — 1,069,264 shares)	4	10	40
Recording of contract adjustment payment liability related to equity-linked debt securities	—	—	(48)
Effects of awards under Long-Term Incentive Compensation Plan	5	19	(3)
Issuance of shares under equity-linked debt securities (2004 – 1,817,371; 2002 – 8,365,133)	101	—	349
Special allocation to Thrift Plan by LESOP trustee	3	4	8
Reclassification of stated capital to additional paid in capital	—	(7,986)	—
Cancellation of common stock repurchased	(161)	—	—
Other	2	6	5

Balance at end of year ( 2004 — 239,852,880 shares; 2003 — 323,883,092 shares; and 2002 — 321,974,000 shares)	2	48	7,995

Additional paid-in capital:
Balance at beginning of year	8,097	111	—
Common stock repurchases (2004 — 84,257,444 shares)	(4,737)	—	—
Net premium on repurchase of exchangeable preferred membership interests	(849)	—	—
Discount on repurchase of equity-linked debt securities (related to equity component) and reversal of contract adjustment payment liability	96	—	—
Effects of awards under Long-Term Incentive Compensation Plan	38	—	—
Reclassification of stated capital to additional paid-in capital	—	7,986	—
Cancellation of common stock repurchased	161	—	—
Discount on 9% exchangeable subordinated notes of Energy	—	—	111

Balance at end of year	2,806	8,097	111

Retained earnings:
Balance at beginning of year	(2,498)	(2,900)	1,863
Net income (loss)	485	582	(4,210)
Dividends declared on common stock ($0.938, $0.50 and $1.925 per share)	(251)	(160)	(533)
Dividends on preference stock ($7,240, $7,240 and $7,240 per share)	(22)	(22)	(22)
LESOP dividend deduction tax benefit and other	3	2	2

Balance at end of year	(2,283)	(2,498)	(2,900)

TXU CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY (CONT.)

	Year Ended December 31,
	2004	2003	2002
	(millions of dollars)
Accumulated other comprehensive loss, net of tax effects:
Foreign currency translation adjustments:
Balance at beginning of year	145	(157)	(654)
Change during the year	(90)	302	329
Amounts related to disposed businesses	(55)	—	168

Balance at end of year	—	145	(157)

Minimum pension liability adjustments:
Balance at beginning of year	(38)	(92)	(9)
Change during the year	23	54	(83)
Amounts related to disposed businesses	1	—	—

Balance at end of year	(14)	(38)	(92)

Cash flow hedges (SFAS 133):
Balance at beginning of year	(135)	(191)	(104)
Change during the year	(38)	56	(102)
Amounts related to disposed businesses	1	—	15

Balance at end of year	(172)	(135)	(191)

Total accumulated other comprehensive loss	(186)	(28)	(440)

Total common stock equity	339	5,619	4,766

Shareholders’ equity	$639	$5,919	$5,066

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

	Income Statement Classification	Charge/(Credit) to Earnings
		Pretax	After-tax
TXU Energy Holdings segment:
Charges related to leased equipment	Other deductions	$180	$117
Software write-off	Other deductions	107	70
Employee severance costs	Other deductions	107	69
Power purchase contract termination	Other deductions	101	66
Spare parts inventory write-down	Other deductions	79	51
Outsourcing transition costs	Other deductions	10	6
Other asset impairments	Other deductions	6	4
Other charges	Operating costs/SG&A	8	6
Recognition of deferred gain on plant sales	Other income	(58)	(38)
Gain on sale of undeveloped properties	Other income	(19)	(12)
TXU Electric Delivery segment:
Employee severance costs	Other deductions	20	13
Rate case settlement reserve	Other deductions	21	14
Outsourcing transition costs	Other deductions	4	3
Software write-off and asset impairment	Other deductions	4	2
Other charges	Operating costs/SG&A	2	1
Corporate and other:
Debt extinguishment losses	Other deductions	416	382
Litigation accrual	Other deductions	86	56
Executive compensation	SG&A	52	52
Consulting and professional fees	SG&A	54	35
Employee severance costs	Other deductions	5	3
Other charges	Other deductions	5	3
Recognition of TXU Europe income tax benefit	Income taxes	—	(75)

Total		$1,190	$828

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

The following debt securities were repurchased or legally defeased in 2004:

	Principal Amount Repurchased	Debt Extinguishment Losses (pretax)
TXU Corp.
Floating Convertible Senior Notes due July 15, 2033	$500	$315
4.446% Fixed Senior Notes Series K (equity-linked) due November 16, 2006	450	23
5.450% Fixed Senior Notes Series L (equity-linked) due November 16, 2007	399	22
5.800% Fixed Senior Notes Series M (equity-linked) due May 16, 2008	256	23
7.250% Long-term debt held by subsidiary trust (Capital I Trust)	237	7
8.700% Long-term debt held by subsidiary trust (Capital II Trust)	155	4
6.375% Fixed Senior Notes Series J due June 15, 2006	117	7
Other, including unamortized debt expenses and retirement fees	—	14
TXU Gas
Floating Rate long-term debt held by subsidiary trust (Capital I Trust)	154	—
7.125% Fixed Notes due June 15, 2005	150	—
6.564% Fixed Remarketed Reset Notes due January 1, 2008	125	—
TXU Electric Delivery
7.625% Fixed First Mortgage Bonds due July 1, 2025(a)	215	—
7.375% Fixed First Mortgage Bonds due October 1, 2025(a)	178	—
TXU Energy Holdings
2.838% Floating Rate Senior Notes due January 17, 2006	400	—
Brazos River Authority Pollution Control Revenue Bonds – 4.950% Fixed Series 2001A due October 1, 2030, remarketing date April 1, 2004(b)	121
Brazos River Authority Pollution Control Revenue Bonds – portions of Series 2003C, 2002A, 2001C, 2001D, and 1995B	100	1

Total	$3,557	$416

(a)	Repurchased with the proceeds from the securitization (transition) bonds issuance in June 2004.
(b)	Purchased upon mandatory tender.

TXU Corp. also repurchased the following securities during 2004:

	Purchase Price	Common Shares Repurchased (in millions)
Common equity - accelerated share repurchase programs (including fees) and open market repurchases	$4,737	84.3
Exchangeable preferred membership interests of TXU Energy Holdings	1,852	—
Preferred stock of TXU Gas	75	—

Total	$6,664	84.3

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

Recognition of Income Tax Benefits

On its US federal income tax return for calendar year 2002, TXU Corp. claimed an ordinary loss deduction related to the worthlessness of TXU Corp.’s investment in TXU Europe, the tax benefit of which was estimated to be $983 million (assuming the deduction is sustained on audit). Due to a number of uncertainties regarding the proper tax treatment of the worthlessness loss, no portion of the tax benefit related to TXU Corp.’s 2002 write-off of its investment in TXU Europe was recognized in income prior to 2004.

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

See Note 18 for discussion of income tax contingencies related to TXU Europe and other matters.

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

Investments — Deposits in a nuclear decommissioning trust fund are accounted for as trading securities and are therefore carried at fair value in the balance sheet. Investments in unconsolidated business entities over which TXU Corp. has significant influence but does not maintain effective control, generally representing ownership of at least 20% and not more than 50% of common equity, are accounted for under the equity method. Assets related to employee benefit plans are held to satisfy deferred compensation liabilities and are recorded at market value. (See Note 6 – Investments).

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

Income Taxes — TXU Corp. files a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based on their respective taxable income or loss. Investment tax credits are amortized to income over the estimated lives of the properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities. Certain provisions of SFAS 109 provide that regulated enterprises are permitted to recognize deferred taxes as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates.

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

The following table summarizes the impact as of January 1, 2003 of adopting SFAS 143:

Increase in property, plant and equipment – net	$488
Increase in other noncurrent liabilities and deferred credits	(528)
Increase in accumulated deferred income taxes	(3)
Increase in regulatory assets - net	48

Cumulative effect of change in accounting principles	$5

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

4. DISCONTINUED OPERATIONS

The following summarizes the financial information of the various businesses reported as discontinued operations:

	TXU Gas	TXU Australia	Strategic Retail Services	Pedrick- town	Telecom	Mexico	Europe	Total
2004
Operating revenues	$911	$835	$17	$32	$54	$4	$—	$1,853
Operating costs and expenses	898	666	20	37	49	4	—	1,674
Other deductions (income) — net	101	2	10	—	16	—	5	134
Interest income	(9)	(2)	(1)	—	(5)	—	—	(17)
Interest expense and related charges	37	96	—	—	19	—	—	152

Operating income (loss) before income taxes	(116)	73	(12)	(5)	(25)	—	(5)	(90)
Income tax expense (benefit)	(27)	25	(4)	(2)	(8)	(1)	(2)	(19)
Credits (charges) related to exit (after-tax)	(193)	129	(6)	(17)	1	(2)	(143)	(231)
Recognition of tax benefits	—	—	—	—	—	—	—	680

Income (loss) from discontinued operations	$(282)	$177	$(14)	$(20)	$(16)	$(1)	$(146)	$378

2003
Operating revenues	$1,344	$1,103	$60	$22	$162	$95	$—	$2,786
Operating costs and expenses	1,227	819	60	28	146	97	—	2,377
Other deductions (income) — net	(1)	(19)	11	—	15	(3)	5	8
Interest income	(2)	(6)	(1)	—	(6)	—	—	(15)
Interest expense and related charges	40	150	1	—	61	1	—	253

Operating income (loss) before income taxes	80	159	(11)	(6)	(54)	—	(5)	163
Income tax expense (benefit)	26	38	(4)	(2)	(11)	—	(1)	46
Charges related to exit (after-tax)	—	—	(9)	—	(34)	—	—	(43)

Income (loss) from discontinued operations	$54	$121	$(16)	$(4)	$(77)	$—	$(4)	$74

2002 (a)
Operating revenues	$980	$860	$47	$18	$—	$91	$4,052	$6,048
Operating costs and expenses	886	634	122	21	—	96	3,852	5,611
Other deductions (income) — net	29	—	—	—	—	(5)	6	30
Interest income	2	(1)	—	—	—	(1)	(15)	(15)
Interest expense and related charges	61	128	1	—	—	1	255	446

Operating income (loss) before income taxes	2	99	(76)	(3)	—	—	(46)	(24)
Income tax expense (benefit)	1	21	(27)	(1)	—	(1)	(38)	(45)
Charges related to exit (after-tax)	—	—	—	—	—	(15)	(4,187)	(4,202)

Income (loss) from discontinued operations	$1	$78	$(49)	$(2)	$—	$(14)	$(4,195)	$(4,181)

(a)	TXU Europe operations are through September 30, 2002.

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

Recognition of Tax Benefits – As discussed in Note 1, in connection with an IRS preliminary notice of proposed adjustment issued in June 2004, TXU Corp. has recognized income tax benefits arising from the utilization of the previously unrecognized 2002 worthlessness deduction related to the write-off of the investment in TXU Europe. The $680 million of tax benefits recognized in discontinued operations relate primarily to capital gains generated in prior years as well as the capital gains arising from the sales of TXU Communications, TXU Australia, and TXU Gas, which can be offset by the 2002 worthlessness deduction.

TXU Europe – In January 2005, TXU Corp. completed a comprehensive settlement agreement resolving potential claims relating to TXU Europe and its affiliates and major creditor groups. The settlement agreement, under which TXU Corp. denies any liability, consists of a one-time payment to TXU Europe of $220 million ($143 million after-tax), which will be distributed to creditors. The settlement agreement is contingent upon creditor approval and the formal delivery to TXU Corp. of releases from existing or potential claims. A majority of creditors have already confirmed their approval. The process is expected to be completed in the second quarter of 2005.

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

Balance sheet — The following details the assets and liabilities held for sale as of December 31, 2004:

	December 31, 2004
	Pedrick- town	Other	Total
Current assets	$2	$7	$9
Property, plant and equipment	15	—	15

Assets held for sale	$17	$7	$24

Current liabilities	$3	$—	$3
Noncurrent liabilities	3	—	3

Liabilities held for sale	$6	$—	$6

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

6. INVESTMENTS

The following information is a summary of the investment balance as of December 31, 2004 and 2003:

	December 31,
	2004	2003
Nuclear decommissioning trust	$361	$323
Land	84	89
Assets related to deferred compensation plans	155	150
Note receivable from Capgemini	25	—
Investment in Capgemini	3	—
Various equity method investments	—	2
Common equity investments in subsidiary trusts (see Note 10)	—	30
Other notes receivable	11	3
Miscellaneous other	25	35

Total investments	$664	$632

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

Credit Facilities — At December 31, 2004, TXU Corp. had access to credit facilities (some of which provide for long-term borrowings) as follows:

Facility	Maturity Date	Authorized Borrowers	At December 31, 2004
			Facility Limit	Letters of Credit	Cash Borrowings	Availability
364-day Credit Facility	June 2005	TXU Energy Holdings, TXU Electric Delivery	$600	$75	$—	$525
Three-Year Revolving Credit Facility	June 2007	TXU Energy Holdings, TXU Electric Delivery	1,400	18	210	1,172
Five-Year Revolving Credit Facility	December 2005	TXU Corp.	425	419	—	6
Five-Year Revolving Credit Facility	June 2009	TXU Energy Holdings, TXU Electric Delivery	500	—	—	500
Five-Year Revolving Credit Facility	December 2009	TXU Energy Holdings	500	—	—	500

Total			$3,425	$512	$210	$2,703

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

8. LONG-TERM DEBT

Long-term Debt — At December 31, 2004 and 2003, the long-term debt of TXU Corp. consisted of the following:

	December 31, 2004	December 31, 2003
TXU Energy Holdings
Pollution Control Revenue Bonds:
Brazos River Authority:
3.000% Fixed Series 1994A due May 1, 2029, remarketing date May 1, 2005(a)	$39	$39
5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a)	39	39
5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a)	50	50
5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a)	114	118
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013(a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
4.950% Fixed Series 2001A due October 1, 2030, remarketing date April 1, 2004(a)	—	121
4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a)	19	19
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a)	217	274
2.030% Floating Series 2001D due May 1, 2033 (b)	268	271
2.450% Floating Taxable Series 2001I due December 1, 2036(b)	62	63
2.030% Floating Series 2002A due May 1, 2037(b)	45	61
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	72
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014(a)	31	31

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a)	107	107
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14
5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a)	37	37

Other:
6.875% TXU Mining Fixed Senior Notes due August 1, 2005	30	30
6.125% Fixed Senior Notes due March 15, 2008(c)	250	250
7.000% Fixed Senior Notes due March 15, 2013	1,000	1,000
2.838% Floating Rate Senior Notes due January 17, 2006(d)	400	—
Capital lease obligations	9	13
Other	—	8
Fair value adjustments related to interest rate swaps	15	11
Unamortized discount	—	(2)

Total TXU Energy Holdings	3,257	3,085

TXU Electric Delivery
8.250% Fixed First Mortgage Bonds due April 1, 2004	—	100
6.250% Fixed First Mortgage Bonds due October 1, 2004	—	121
6.750% Fixed First Mortgage Bonds due July 1, 2005	92	92
7.625% Fixed First Mortgage Bonds due July 1, 2025	—	215
7.375% Fixed First Mortgage Bonds due October 1, 2025	—	178
6.375% Fixed Senior Secured Notes due May 1, 2012	700	700
7.000% Fixed Senior Secured Notes due May 1, 2032	500	500
6.375% Fixed Senior Secured Notes due January 15, 2015(c)	500	500
7.250% Fixed Senior Secured Notes due January 15, 2033	350	350
5.000% Fixed Debentures due September 1, 2007(c)	200	200
7.000% Fixed Debentures due September 1, 2022	800	800
Unamortized discount	(19)	(30)

Sub-total	3,123	3,726

TXU Electric Delivery Transition Bond Company LLC(e)
2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007	80	103
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	122	122
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130

	December 31, 2004	December 31, 2003
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	270	—
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	—
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	—

Total TXU Electric Delivery Transition Bond Company LLC	1,258	500

Total TXU Electric Delivery	4,381	4,226

US Holdings
7.170% Fixed Senior Debentures due August 1, 2007	10	10
9.580% Fixed Notes due in semiannual installments through December 4, 2019	68	70
8.254% Fixed Notes due in quarterly installments through December 31, 2021	64	67
2.494% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037(d)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8

Total US Holdings	151	156

TXU Gas
6.375% Fixed Notes due February 1, 2004	—	150
7.125% Fixed Notes due June 15, 2005	—	150
6.564% Fixed Remarketed Reset Notes due January 1, 2008, remarketing date July 1, 2005	—	125
Unamortized valuation adjustment	—	1

Total TXU Gas	—	426

TXU Corp.
6.375% Fixed Senior Notes Series B due October 1, 2004	—	175
6.375% Fixed Senior Notes Series C due January 1, 2008(c)	200	200
4.050% Fixed Senior Notes Series E due August 16, 2004	—	2
6.375% Fixed Senior Notes Series J due June 15, 2006(c)	683	800
4.446% Fixed Senior Notes Series K due November 16, 2006	50	500
5.450% Fixed Senior Notes Series L due November 16, 2007 remarketing date August 16, 2005(f)	101	500
5.800% Fixed Senior Notes Series M due May 16, 2008 remarketing date February 16, 2006(f)	184	440
4.800% Fixed Senior Notes Series O due November 15, 2009(c)	1,000	—
5.550% Fixed Senior Notes Series P due November 15, 2014	1,000	—
6.500% Fixed Senior Notes Series Q due November 15, 2024(c)	750	—
6.550% Fixed Senior Notes Series R due November 15, 2034	750	—
6.000% Fixed Pinnacle Overfund Trust Debt due semiannually through August 15, 2004(g)	—	91
8.820% Building Financing due semiannually through February 11, 2022	120	130
3.570% Floating Convertible Senior Notes due July 15, 2033(d)	25	525
Fair value adjustments related to interest rate swaps	—	32
Unamortized discount	(11)	(2)

Total TXU Corp.	4,852	3,393

Total TXU Corp. consolidated	12,641	11,286
Less amount due currently	(229)	(678)

Total long-term debt	$12,412	$10,608

(a)	These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
(b)	Interest rates in effect at December 31, 2004. These series are in a weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c)	Interest rates swapped to floating on an aggregate $2.3 billion principal amount.
(d)	Interest rates in effect at December 31, 2004.
(e)	These bonds are nonrecourse to TXU Electric Delivery.
(f)	Equity-linked.
(g)	Offset by trust fund in the same amount reported in assets of telecommunications holding company at December 31, 2003.

Debt Issuances and Retirements in 2004

TXU Corp. has utilized cash proceeds from the sale of TXU Australia, TXU Gas, and TXU Fuel and other asset sales as well as cash provided from operations and lower-cost debt issuances to increase value and reduce risks through an ongoing liability management initiative. The following table summarizes the 2004 issuances:

Principal Amount
Issuances:
TXU Corp.
4.800% Fixed Senior Notes Series O due November 15, 2009	$1,000
5.550% Fixed Senior Notes Series P due November 15, 2014	1,000
6.500% Fixed Senior Notes Series Q due November 15, 2024	750
6.550% Fixed Senior Notes Series R due November 15, 2034	750
TXU Energy Holdings
2.838% Floating Rate Senior Notes due January 17, 2006 (a) (b)	800
TXU Electric Delivery
Securitization bonds	790

Total	$5,090

(a)	Interest rates in effect at December 31, 2004.
(b)	In December 2004, TXU Energy Holdings repurchased $400 million of its Floating Rate Senior Notes at par. See Note 1.

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

Equity-Linked Debt Securities —At December 31, 2004, TXU Corp. had outstanding equity-linked debt securities consisting of the following:

				Stock Purchase Contract
	Senior Notes			Contract Adjustment Payment Rate (1)		Price per Share		Number of Shares
Security	Principal Amount	Interest Rate (1)				Minimum	Maximum	Minimum	Maximum
Issued 2001:
Series L due 2007	101	5.450	%(2)	3.300	%(3)	$45.64	$55.68	1,817,414	2,217,326
Issued 2002:
Series M due 2008	184	5.800	%(4)	2.325	%(5)	$51.15	$62.91	2,926,116	3,599,192

Total	$285							4,743,530	5,816,518

(1)	Rates are annual, payments are quarterly.
(2)	Payable until August 16, 2005, after which the annual interest rate is expected to be reset in a remarketing.
(3)	Applied to the par value of $25 and payable from November 16, 2004 until November 16, 2005.
(4)	Expected to be remarketed between November 16, 2005 and February 16, 2006, at which time the rate may change.
(5)	Payable until the stock purchase contract settlement date of May 16, 2006.

As a result of its ongoing liability management initiative (see Note 1), TXU Corp. repurchased the following equity-linked debt securities for $1.116 billion in cash:

	Principal Amount	Debt Extinguishment Losses (Pre-tax)	Credit to Additional Paid- in-Capital (b)
4.446% Fixed Senior Notes Series K due November 16, 2006 (a)	$450	$23	$38
5.450% Fixed Senior Notes Series L due November 16, 2007	399	22	38
5.800% Fixed Senior Notes Series M due May 16, 2008	256	23	20

Total	$1,105	$68	$96

(a)	Includes $238 million repurchased by TXU Corp. in connection with the remarketing of such notes in August 2004.
(b)	Includes out-of-the-money value (to holders) of the equity purchase contracts of $59 million and reversals of previously established contract adjustment payment liabilities of $37 million.

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

10. LONG-TERM DEBT HELD BY SUBSIDIARY TRUSTS

Statutory business trusts were established as wholly-owned financing subsidiaries of TXU Corp. and TXU Gas. The assets of the trusts consisted solely of Junior Subordinated Debentures issued by TXU Corp. or TXU Gas, and the trusts issued preferred interests, as presented below:

	Preferred Interests		Trust Assets (Long-Term Debt of TXU Corp. or TXU Gas)
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
TXU Corp.

Capital I Trust (9.2 million units of 7.25% Series due 2029)	$—	$223	$—	$237
Capital II Trust (6.0 million units of 8.70% Series due 2034)	—	145	—	155

Total	—	368	—	392

TXU Gas

Capital I Trust (150 thousand units of Floating Rate Series due 2028)	—	147	—	154

Total	$—	$515	$—	$546

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

In November 2004, TXU Corp. repurchased 52.5 million shares of its outstanding common stock through an accelerated share repurchase agreement at an initial price of $64.57 per share for a total of $3.4 billion. Under the agreement, the broker-dealer counterparty immediately borrows shares that are sold to and canceled by TXU Corp. The counterparty subsequently purchases an equal amount of shares in the open market. TXU Corp.’s purchase price is subject to a future contingent adjustment based on the actual costs of the shares purchased by the counterparty. See Note 18 for further discussion of the contingent purchase price adjustment.

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

The Thrift Plan is an employee savings plan under which TXU Corp. matches employees’ contributions of their earnings with common shares. Also see Note 14 for additional discussion. At December 31, 2004, the Thrift Plan had an obligation of $229 million outstanding in the form of a note that TXU Corp. had purchased from a third-party lender in 1990 and recorded as a reduction to common equity. The note had been issued in connection with purchases of TXU Corp. common stock on the open market by the Thrift Plan trustee to satisfy future matching requirements. At December 31, 2004, the Thrift Plan trustee held 3,590,204 shares of TXU Corp. common stock. These shares (LESOP shares) are held by the trustee under the leveraged employee stock ownership provision of the Thrift Plan until allocated to Thrift Plan participants when required to meet TXU Corp.’s matching obligations. The Thrift Plan uses dividends on the LESOP shares held and contributions from TXU Corp., if required, to repay interest and principal on the note. TXU Corp. contributed $26 million in 2004 and $25 million in 2003, recorded as a charge to earnings, to service the note. Allocations of LESOP shares to participants’ accounts increased common stock equity by $3 million in 2004, $4 million in 2003 and $8 million in 2002.

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

At December 31, 2004, there were no restrictions on the payment or redemption of common stock dividends by TXU Corp. under the above agreements.

The table below reflects the changes in TXU Corp. common stock outstanding for each of the years ending December 31, 2004, 2003 and 2002:

	2004	2003	2002
Balance at beginning of year	323,883,092	321,974,000	265,140,087
Issuances in public offerings	—	—	46,800,000
Issuances under equity-linked debt securities	1,817,371	—	8,365,133
Issuances under Direct Stock Purchase and Dividend Reinvestment Plan	110,014	508,379	1,069,264
Issuances under Long-Term Incentive Compensation Plan (a)	593,514	1,920,600	971,600
Repurchases	(84,257,444)	—	—
Forfeitures and cancellations under Long-Term Incentive Compensation Plan (b)	(2,293,667)	(519,887)	(372,084)

Balance at end of year	239,852,880	323,883,092	321,974,000

(a)	Includes distributions of restricted stock as well as additional shares issued as a result of exceeding share price performance targets.
(b)	Reflects forfeitures and cancellations of restricted stock awards granted plus additional shares resulting from reinvestment of dividends on restricted stock..

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

The following table presents information about these stock-based compensation plans:

	LTIP Awards	TXU Gas Stock Option Plan
Balance — December 31, 2001	1,169,358	79,450
Granted	1,002,650	—
Forfeited/expired	(277,950)	(52,105)
Vested/Exercised	(361,067)	(1,139)

Balance — December 31, 2002	1,532,991	26,206

Granted	1,900,600	—
Forfeited/expired	(515,591)	(2,532)
Vested	(37,167)	—

Balance — December 31, 2003	2,880,833	23,674

Granted	1,970,265	—
Forfeited/expired	(1,710,150)	(4,305)
Vested/Exercised	(3,667)	(16,733)

Balance — December 31, 2004	3,137,281	2,636

To vest/exercisable in — 2005	874,566	1,243
To vest/exercisable in — 2006	867,500	1,393
To vest/exercisable in — 2007	1,395,215	—

Weighted average fair-value — 2004
Outstanding — Beginning of year	$9.65
Granted	$6.98
Forfeited	$8.65
Vested	$—
Outstanding — End of year	$37.51

Weighted average fair value of awards granted in:
2002	$17.93
2003	$5.46
2004	$6.98

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

For the 2004 reporting period, TXU Corp. early adopted SFAS 123R, which eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards and requires the measurement of the cost of such awards over the vesting period based on the grant-date fair value of the award. TXU Corp. adopted SFAS 123R using the modified retrospective method, which allows for application to only prior interim periods in the year of initial adoption and resulted in the recognition of a $15 million ($10 million after-tax) cumulative effect of a change in accounting principle. For a portion of the 2004 period, the performance unit awards were payable in cash, but the awards were modified in December of 2004 and will be payable in stock.

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

13. INCOME TAXES

The components of TXU Corp.’s provisions for income taxes for continuing operations are as follows:

	Year Ended December 31,
	2004	2003	2002
Current:
US Federal	$25	$279	$67
State	26	11	7
Non-US	2	1	2

Total	53	291	76

Deferred:
US Federal	31	(16)	26
State	(19)	(1)	1
Non-US	—	—	—

Total	12	(17)	27

Investment tax credits	(23)	(22)	(26)

Total	$42	$252	$77

Reconciliation of income taxes computed at the US federal statutory rate to provision for income taxes:

	Year Ended December 31,
	2004	2003	2002
Income from continuing operations before income taxes, extraordinary loss and cumulative effect of changes in accounting principles:
Domestic	$123	$821	$184
Non-US	—	(3)	(2)

Total	123	818	182

Income taxes (benefit) at the US federal statutory rate of 35%	43	286	64

Loss on extinguishment of debt	107	—	—
Depletion allowance	(25)	(25)	(25)
Release of TXU Europe reserves	(75)	—	—
Amortization of investment tax credits	(23)	(22)	(26)
Investment tax credits – deferred tax	6	6	7
Amortization (under regulatory accounting) of statutory rate changes	(8)	(8)	(8)
Compensation expense	18	—	—
State income taxes, net of federal tax benefit	5	6	5
Nondeductible losses	—	—	53
Other	(6)	9	7

Income tax expense	$42	$252	$77

Effective tax rate	34.1%	30.8%	42.3%

TXU Corp. had net tax benefits from dividend deductions related to LESOP Shares (see Note 11) of $0.5 million, $0.5 million and $2.7 million in 2004, 2003 and 2002 which were credited directly to retained earnings.

Deferred income taxes provided for temporary differences based on tax laws in effect at December 31, 2004 and 2003, balance sheet dates are as follows:

	December 31,
	2004			2003
	Total	Current	Noncurrent	Total	Current	Noncurrent
Deferred Tax Assets
Litigation liabilities	$30	$30	$—	$—	$—	$—
TXU Europe settlement	60	60	—	—	—	—
Unamortized investment tax credits	154	—	154	164	—	164
Impairment of assets	70	—	70	183	—	183
Alternative minimum tax	638	—	638	613	—	613
Retail clawback liability	33	—	33	61	—	61
Employee benefit liabilities	297	—	297	259	—	259
Net operating loss (NOL) carryforwards	684	—	684	1,537	15	1,522
NOL valuation allowance	(167)	—	(167)	(1,283)	—	(1,283)
Nuclear asset retirement obligation	151	—	151	150	—	150
State income taxes	11	—	11	7	—	7
Other	427	137	290	272	94	178

Total	2,388	227	2,161	1,963	109	1,854

Deferred Tax Liabilities
Depreciation differences and capitalized construction costs	3,512	—	3,512	4,129	—	4,129
Deductions related to TXU Europe	592	—	592	409	—	409
Regulatory assets	595	—	595	616	—	616
State income taxes	46	—	46	42	—	42
Other	140	3	137	272	15	257

Total	4,885	3	4,882	5,468	15	5,453

Net Deferred Tax (Asset) Liability	$2,497	$(224)	$2,721	$3,505	$(94)	$3,599

	December 31,
	2004			2003
	Net Current Asset	Net Current Liability	Net Noncurrent Liability	Net Current Asset	Net Current Liability	Net Noncurrent Liability
Summary of Deferred Income Taxes
US Federal	$224	$—	$2,686	$94	$—	$3,564
State	—	—	35	—	—	35

Total	$224	$—	$2,721	$94	$—	$3,599

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

	Year Ended December 31,
	2004	2003	2002
Assumptions used to determine net periodic benefit cost:
Discount rate	6.00% - 6.50%	6.25%	6.75%
Expected return on pension plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.57%	3.95%	3.95%

Assumptions used to determine benefit obligations at December 31:
Discount rate	6.00%	6.25%	6.75%
Rate of compensation increase	3.57%	3.95%	3.95%

Defined Benefit Plans — Information regarding defined benefit pension plans, based on December 31 measurement dates, follows:

	Year Ended December 31,
	2004	2003	2002
Components of Net Pension Costs:
Service cost	$46	$48	$42
Interest cost	130	126	124
Expected return on assets	(142)	(142)	(157)
Amortization of unrecognized net transition asset	—	(1)	(1)
Amortization of unrecognized prior service cost	4	5	5
Amortization of net (gain) loss	13	7	(7)
Recognized settlement loss	—	2	—
Recognized curtailment loss	7	—	—

Net periodic pension cost	$58	$45	$6

Change in Pension Obligation:
Projected benefit obligation at beginning of year	$2,173	$1,935
Service cost	46	48
Interest cost	130	126
Actuarial (gain) loss	(30)	157
Benefits paid	(108)	(93)
Curtailments	7	—

Projected benefit obligation at end of year	$2,218	$2,173

Accumulated benefit obligation at end of year	$2,079	$1,943

Change in Plan Assets:
Fair value of assets at beginning of year	$1,819	$1,529
Actual return on assets	231	341
Employer contributions	51	37
Benefits paid	(106)	(88)

Fair value of assets at end of year	$1,995	$1,819

Funded Status:
Projected pension benefit obligation	$(2,218)	$(2,173)
Fair value of assets	1,995	1,819
Unrecognized net transition asset	—	(1)
Unrecognized prior service cost	15	29
Unrecognized net loss	158	280

Accrued pension cost	$(50)	$(46)

Amounts Recognized in the Balance Sheet Consist of:
Prepaid benefit cost	$8	$—
Accrued benefit liability	(92)	(124)
Intangible asset	12	29
Accumulated other comprehensive loss	14	32
Accumulated deferred income taxes	8	17

Net amount recognized	$(50)	$(46)

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

Asset Allocations - The weighted-average asset allocations of pension plans at December 31, 2004 and 2003, by asset category are as follows:

	Allocation of Plan Assets		Target Allocation Ranges	Expected Long-term Returns
Asset Type	2004	2003
US equity	52.1%	52.3%	40%-75%	9.5%
International equity	14.5%	13.1%	5%-20%	10.0%
Fixed income	29.1%	31.2%	15%-50%	6.8%
Real estate	4.3%	3.4%	0%-10%	8.0%

	100.0%	100.0%		8.75%

Expected Long-term Rate of Return on Assets Assumption — TXU Corp. considered both historical returns and future expectations for returns of various asset classes in its determination of the expected long-term rate of return assumption. A key expectation is that current interest rates will move towards an equilibrium interest rate that produces a 6% yield on intermediate government bonds. Expected returns for other asset classes are based on incremental returns over such expected government bond yield. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return assumption for the portfolio.

Investment Strategy — The investment objective is to provide a competitive return on the assets in each plan, while at the same time preserving the value of those assets. The strategy is to invest a third of the assets in fixed income and two thirds in equity, while maintaining sufficient cash to pay benefits and expenses.

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

	Year Ended December 31,
	2004	2003	2002
Assumptions used to determine net periodic benefit cost:
Discount rate	6.00% - 6.50%	6.25%	6.75%
Expected return on plan assets	8.01%	8.01%	8.26%

Components of Net Periodic Postretirement Benefit Costs:
Service cost	$15	$18	$12
Interest cost	60	63	63
Expected return on assets	(18)	(15)	(16)
Amortization of unrecognized net transition obligation	2	4	8
Amortization of unrecognized prior service cost/(credit)	(2)	1	6
Amortization of net loss	25	29	11
Recognized curtailment gain	(2)	—	—

Net postretirement benefit cost	$80	$100	$84

	December 31,
	2004	2003
Assumptions used to determine benefit obligations at December 31:
Discount rate	6.00% - 6.50%	6.25%

Change in Postretirement Benefit Obligation:
Benefit obligation at beginning of year	$1,002	$1,156
Service cost	15	18
Interest cost	60	63
Participant contributions	11	11
Plan amendments	—	(270)
Actuarial loss	31	88
Benefits paid	(70)	(64)
Curtailments	(62)	—

Benefit obligation at end of year	$987	$1,002

Change in Plan Assets:
Fair value of assets at beginning of year	$206	$174
Actual return on assets	27	29
Employer contributions	52	54
Participant contributions	9	9
Benefits paid	(65)	(60)

Fair value of assets at end of year	$229	$206

Funded Status:
Benefit obligation	$(987)	$(1,002)
Fair value of assets	229	206
Unrecognized net transition obligation	11	17
Unrecognized prior service credit	(16)	(166)
Unrecognized net loss	342	549

Accrued postretirement benefit cost	$(421)	$(396)

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

TXU Corp.’s other postretirement benefit plan weighted average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	Allocation of Plan Assets
Asset Type	2004	2003
US equity	58.0%	57.9%
International equity	6.6%	5.5%
Fixed income	33.5%	35.2%
Real estate	1.9%	1.4%

	100.0%	100.0%

Plan Type	Expected Long-term Returns
401(h) accounts	8.75%
Life Insurance VEBA	8.75%
Union VEBA	8.75%
Non-Union VEBA	5.75%
Insurance Continuation Reserve	6.25%

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

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and related estimated fair values of TXU Corp.’s significant financial instruments were as follows:

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
On balance sheet assets (liabilities):
Long-term debt (including current maturities) (a) (b)	$(12,632)	$(13,330)	$(11,273)	$(11,571)
Long-term debt held by subsidiary trusts	$—	$—	$(546)	$(554)
LESOP note receivable (see Note 11)	$229	$286	$235	$280
Financial guarantees	$—	$—	$(2)	$(1)
Exchangeable preferred membership interests (c)	$—	$—	$(646)	$(1,580)

Off balance sheet assets (liabilities):
Financial guarantees	$—	$(7)	$—	$(9)
Accelerated share repurchase agreement (See Note 18)	$—	$13	$—	$—

(a)	Excludes capital leases.
(b)	Includes stock purchase contracts related to equity-linked debt.
(c)	Reported in 2003 as preferred securities of subsidiaries.

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

	Accumulated Other Comprehensive Loss at December 31, 2004
	Commodity- related	Interest- related	Total
Dedesignated hedges (amounts fixed)	$90	$78	$168
Hedges subject to market price fluctuations	4	—	4

Total	$94	$78	$172

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

Expected future capacity payments under existing agreements are estimated as follows:

2005	$108
2006	56
2007	18
2008	—
2009	—
Thereafter	—

Total capacity payments	$182

At December 31, 2004, TXU Corp. had commitments for pipeline transportation and storage reservation fees as follows:

2005	$74
2006	45
2007	44
2008	41
2009	43
Thereafter	107

Total pipeline transportation and storage reservation fees	$354

On the basis of TXU Corp.’s current expectations of demand from its electricity customers as compared with its capacity and take-or-pay payments, management does not consider it likely that any material payments will become due for electricity not taken beyond capacity payments.

Coal Contracts — TXU Corp. has commitments under coal purchase agreements and coal transportation agreements as follows:

2005	$96
2006	109
2007	95
2008	98
2009	102
Thereafter	—

Total	$500

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

As of December 31, 2004, future minimum lease payments under both capital leases and operating leases (with initial or remaining noncancelable lease terms in excess of one year) were as follows:

Year	Capital Leases	Operating Leases
2005	$2	$78
2006	2	82
2007	2	84
2008	2	80
2009	1	77
Thereafter	2	427

Total future minimum lease payments	11	$828

Less amounts representing interest	2

Present value of future minimum lease payments	9
Less current portion	1

Long-term capital lease obligation	$8

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

In connection with the TXU Gas transaction, on October 1, 2004, TXU Corp. agreed, for a period of three years, to indemnify Atmos Energy Corporation for certain qualified environmental claims that may arise in relation to the assets acquired by Atmos Energy Corporation. TXU Corp. is not required to indemnify Atmos Energy Corporation until the aggregate of all such qualified claims exceeds $10 million, and TXU Corp. is only required to indemnify Atmos Energy Corporation for 50% of qualified claims between $10 million and $20 million. The maximum amount that TXU Corp. would be required to pay Atmos Energy Corporation pursuant to this environmental indemnity is $192.5 million. In addition, TXU Corp. agreed to indemnify Atmos Energy Corporation for up to $500 million for any liability related to assets retained by TXU Corp., including certain inactive gas plant sites not acquired by Atmos Energy Corporation, and up to $1.4 billion for contingent liabilities associated with pre-closing tax and employee related matters. In each case, TXU Corp.’s indemnification is limited to 10 years. The maximum aggregate amount that TXU Corp. may be required to pay is $1.925 billion. The estimated fair value of the indemnification recorded upon completion of the TXU Gas transaction was $2.5 million.

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

TXU Corp. 2003-2005 Audit — TXU Corp. expects that the IRS will commence an examination of its 2003 through 2005 tax returns during 2006. Consistent with its experience in prior audits, TXU Corp. expects that the IRS will propose adjustments to the tax returns and that TXU Corp. will incur some liability to resolve those proposed adjustments with the IRS. The nature and amount of any such proposed adjustments is uncertain and will likely not be known for several years. TXU Corp. has recorded reserves related to potential audit adjustments to its 2003 – 2004 tax returns, representing the estimated tax expense to be incurred as a result of such audit adjustments.

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

TXU Energy Holdings – consists of operations, principally in the competitive Texas market, involving power production (electricity generation), and retail and wholesale energy sales. The chief executive officer manages these operations as an integrated business, principally because of natural gas price and other risks associated with balancing owned generation supply with sales demand.

TXU Electric Delivery – consists of regulated operations involving the transmission and distribution of electricity in Texas.

Corporate and Other – remaining non-segment operations consisting primarily of discontinued operations, general corporate expenses, equity earnings or losses of unconsolidated affiliates and interest on debt at the TXU Corp. level.

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

No customer provided more than 10% of consolidated revenues.

	TXU Energy Holdings	Electric Delivery	Corp. and Other	Eliminations	Consolidated
Operating Revenues
2004	8,495	2,226	31	(1,444)	9,308
2003	7,986	2,087	16	(1,489)	8,600
2002	7,678	1,994	17	(1,595)	8,094

Regulated Revenues – Included in Operating Revenues
2004	—	2,226	—	(1,420)	806
2003	—	2,087	—	(1,488)	599
2002	—	1,994	—	(1,582)	412

Affiliated Revenues – Included in Operating Revenues
2004	3	1,420	21	(1,444)	—
2003	(4)	1,488	5	(1,489)	—
2002	13	1,582	—	(1,595)	—

Depreciation and Amortization
2004	350	389	21	—	760
2003	407	297	20	—	724
2002	450	264	19	—	733

Equity in Earnings (Losses) of Unconsolidated Subsidiaries
2004	(5)	(2)	1	7	1
2003	(1)	—	(16)	—	(17)
2002	(2)	—	(105)	—	(107)

Interest Income
2004	31	56	77	(136)	28
2003	8	52	38	(62)	36
2002	10	49	72	(98)	33

Interest Expense and Other Charges
2004	353	280	198	(136)	695
2003	323	300	223	(62)	784
2002	215	265	311	(98)	693

Income Tax Expense (Benefit)
2004	162	116	(236)	—	42
2003	231	126	(105)	—	252
2002	117	117	(157)	—	77

Income from Continuing Operations
Before Extraordinary Items and Cumulative Effect of Changes in Accounting Principles
2004	408	255	(582)	—	81
2003	497	258	(189)	—	566
2002	322	245	(462)	—	105

Investment in Equity Investees
2004	—	—	1	—	1
2003	1	—	1	—	2
2002	3	—	(391)	—	(388)

Total Assets
2004	14,515	9,493	726	(1,493)	23,241
2003	14,148	9,316	9,508	(1,688)	31,284
2002	15,789	9,015	9,004	(2,424)	31,384

Capital Expenditures
2004	281	600	31	—	912
2003	163	543	15	—	721
2002	285	513	15	—	813

*	Assets by segment exclude investments in affiliates.

20. SUPPLEMENTARY FINANCIAL INFORMATION

Regulated Versus Unregulated Operations —

	Year Ended December 31,
	2004	2003	2002
Operating revenues
Regulated	$2,226	$2,087	$1,994
Unregulated	8,526	8,002	7,695
Intercompany sales eliminations – regulated	(1,420)	(1,488)	(1,582)
Intercompany sales eliminations – unregulated	(24)	(1)	(13)

Total operating revenues	9,308	8,600	8,094

Costs and operating expenses
Cost of energy sold and delivery fees – unregulated*	3,847	3,640	3,199
Operating costs – regulated	730	709	676
Operating costs – unregulated	699	680	678
Depreciation and amortization – regulated	389	297	264
Depreciation and amortization – unregulated	371	427	469
Selling, general and administrative expenses – regulated	219	207	213
Selling, general and administrative expenses – unregulated	872	700	833
Franchise and revenue-based taxes – regulated	248	250	272
Franchise and revenue-based taxes – unregulated	119	140	156
Other income	(148)	(58)	(41)
Other deductions	1,172	42	533
Interest income	(28)	(36)	(33)
Interest expense and other charges	695	784	693

Total costs and expenses	9,185	7,782	7,912

Income from continuing operations before income taxes, extraordinary (gain)/ loss and cumulative effect of changes in accounting principles	$123	$818	$182

*	Includes unregulated cost of fuel consumed of $971 million in 2004, $1,465 million in 2003 and $1,325 in 2002, respectively. The balance represents energy purchased for resale and delivery fees.

The operations of the TXU Energy Holdings segment are included above as unregulated, as the Texas market is now open to competition. However, retail pricing to residential customers in the historical service territory continues to be subject to certain price controls as discussed in Note 17.

Other Income and Deductions —

	Year Ended December 31,
	2004	2003	2002
Other income
Net gain on sale of properties and businesses	$135	$45	$32
Equity portion of allowance for funds used during construction	4	4	3
Other	9	9	6

Total other income	$148	$58	$41

Other deductions
Loss on sale of properties	$1	$—	$2
Asset writedown and lease termination charges	376	—	237
Equity (income) losses of unconsolidated subsidiaries (a)	(1)	17	107
Loss related to telecommunications partnership	—	—	150
Debt extinguishment losses (b)	416	4	27
Litigation charge	84	—	—
Employee severance charges	132	—	—
Termination of power purchase contract	101	—	—
Rate case settlement	21	—	—
Outsourcing transition costs	14	—	—
Transaction-related fees	5	—	—
Expenses related to cancelled construction projects	6	6	7
Premium on redemption of preferred stock	—	3	—
Other	17	12	3

	$1,172	$42	$533

(a)	Of the 2002 amount of $107 million, $104 million represents equity in losses of the telecommunications joint venture, which includes $37 million in impairments of long-lived assets and goodwill.
(b)	Of the 2004 amount of $416 million, $8 million represents cost associated with the settlement of equity-linked securities litigation.

Severance Liability Related to Restructuring Activities —

	TXU Energy Holdings	Electric Delivery	Corp. & Other	Total
Liability for severance costs as of January 1, 2004	$2	$—	$—	$2
Additions to liability	81	14	39	134
Payments charged against liability	(37)	(2)	(33)	(72)
Other adjustments to the liability	(4)	—	(5)	(9)

Liability for severance costs as of December 31, 2004	$42	$12	$1	$55

The above table excludes severance capitalized as a regulatory asset or included in discontinued operations.

Interest Expense and Related Charges —

	Year Ended December 31,
	2004	2003	2002
Interest (a)	$637	$694	$637
Distributions on exchangeable preferred membership interests of TXU Energy Holdings (a)	22	34	—
Interest on long-term debt held by subsidiary trust	19	31	30
Preferred stock dividends of subsidiaries	2	6	9
Amortization of debt discounts, premiums and issuance cost	27	31	29
Capitalized interest including debt portion of allowance for borrowed funds used during construction	(12)	(12)	(12)

Total interest expense and related charges	$695	$784	$693

(a)	Included in interest for the period ended December 31, 2003 is $34 million related to the exchangeable subordinated notes that were exchanged for preferred membership interests in July 2003. Distributions on preferred membership interests in the 2004 period includes amounts through April 2004, when these securities were purchased by TXU Corp.

Regulatory Assets and Liabilities —

	December 31,
	2004	2003
Regulatory Assets
Generation-related regulatory assets securitized by transition bonds	$1,607	$1,654
Securities reacquisition costs	125	121
Recoverable deferred income taxes — net	109	96
Other regulatory assets	153	95

Total regulatory assets	1,994	1,966

Regulatory Liabilities
Investment tax credit and protected excess deferred taxes	79	88
Over-collection of securitization (transition) bond revenues	23	6
Other regulatory liabilities	1	—

Total regulatory liabilities	103	94

Net regulatory assets	$1,891	$1,872

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

Accounts Receivable — At December 31, 2004 and December 31, 2003, accounts receivable of $1.3 billion and $1.0 billion are stated net of allowance for uncollectible accounts of $16 million and $54 million, respectively. During 2004, bad debt expense was $90 million, account write-offs were $121 million and other activity decreased the allowance for uncollectible accounts by $7 million. During 2003, bad debt expense was $119 million, account write-offs were $126 million and other activity increased the allowance for uncollectible accounts by $13 million. Allowances related to receivables sold are reported in current liabilities and totaled $47 million and $42 million at December 31, 2004 and 2003, respectively.

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

Year
2005	$19
2006	18
2007	15
2008	13
2009	6

Changes in the carrying amount of goodwill (net of accumulated amortization) for the year ended December 31, 2004, are as follows:

	TXU Energy Holdings	TXU Electric Delivery	Total
Balance at December 31, 2003	$533	$25	$558
Disposal of TXU Fuel	(16)	—	(16)

Balance at December 31, 2004	$517	$25	$542

TXU Corp. evaluates goodwill for impairment at least annually (as of October 1) in accordance with SFAS 142. The impairment tests performed are based on discounted cash flow analyses. No goodwill impairment has been recognized for consolidated reporting units reflected in results from continuing operations.

Supplemental Cash Flow Information —

	Year Ended December 31,
	2004	2003	2002
Cash payments (receipts) related to continuing operations:
Interest (net of amounts capitalized)	$695	$720	$635
Income taxes	$29	$(579)	$3
Cash payments (receipts) related to discontinued operations:
Interest (net of amounts capitalized)	$106	$164	$178
Income taxes	$47	$(18)	$(20)
Noncash investing and financing activities:
Equity-linked securities surrendered to meet obligations under related common stock purchase contracts	$—	$—	$238
Discount related to exchangeable preferred membership interests recorded to paid-in-capital	$—	$—	$111

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

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2004:
Operating revenues	$2,132	$2,303	$2,743	$2,130
Income (loss) from continuing operations before extraordinary gain and cumulative effect of change in accounting principle	$128	$(91)	$383	$(342)
Exchangeable preferred membership interest buyback premium	$—	$849	$—	$—
Preference stock dividends	$5	$5	$5	$6

Net income (loss) available to common stock from continuing operations	$123	$(945)	$378	$(348)
Income (loss) from discontinued operations, net of tax effect	$50	$330	$287	$(288)
Extraordinary gain, net of tax effect	$—	$16	$—	$—
Cumulative effect of change in accounting principle, net of tax effect	$—	$—	$—	$10

Net income (loss) available for common stock	$173	$(599)	$665	$(626)

Basic per share of common stock:
Income (loss) from continuing operations before extraordinary gain and cumulative effect of change in accounting principle	$.40	$(.28)	$1.31	$(1.27)
Exchangeable preferred membership interest buyback premium	$—	$(2.66)	$—	$—
Preference stock dividends	$(.02)	$(0.02)	$(.02)	$(.02)

Net income (loss) available to common stock from continuing operations	$.38	$(2.96)	$1.29	$(1.29)
Income (loss) from discontinued operations, net of tax effect	$.16	$1.03	$.98	$(1.07)
Extraordinary gain, net of tax effect	$—	$.05	$—	$—
Cumulative effect of change in accounting principle, net of tax effect	$—	$—	$—	$.04

Net income (loss) available for common stock	$.54	$(1.88)	$2.27	$(2.32)

Diluted per share of common stock:
Income (loss) from continuing operations before extraordinary gain and cumulative effect of change in accounting principle	$.37	$(.28)	$.39	$(1.27)
Exchangeable preferred membership interest buyback premium	$—	$(2.66)	$—	$—
Preference stock dividends	$(.01)	$(.02)	$(.02)	$(.02)

Net income (loss) available to common stock from continuing operations	$.36	$(2.96)	$.37	$(1.29)
Income (loss) from discontinued operations, net of tax effect	$.13	$1.03	$.97	$(1.07)
Extraordinary gain, net of tax effect	$—	$.05	$—	$—
Cumulative effect of change in accounting principle, net of tax effect	$—	$—	$—	$.04

Net income (loss) available for common stock	$.49	$(1.88)	$1.34	$(2.32)

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

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2003:
Operating revenues	$1,922	$2,157	$2,615	$1,907
Income from continuing operations before cumulative effect of changes in accounting principles	$34	$160	$333	$39
Preference stock dividends	$5	$6	$5	$6

Net income (loss) available to common stock from continuing operations	$29	$154	$328	$33
Income (loss) from discontinued operations, net of tax effect	$69	$(49)	$64	$(10)
Cumulative effect of changes in accounting principles, net of tax effect	$(58)	$—	$—	$—

Net income available for common stock	$40	$105	$392	$23

Basic per share of common stock:
Income from continuing operations before cumulative effect of changes in accounting principles	$.11	$.50	$1.04	$.12
Preference stock dividends	$(.02)	$(.02)	$(.02)	$(.02)

Net income (loss) available to common stock from continuing operations	$.09	$.48	$1.02	$.10
Income (loss) from discontinued operations, net of tax effect	$.22	$(.15)	$.20	$(.03)
Cumulative effect of changes in accounting principles, net of tax benefit	$(.18)	$—	$—	$—

Net income available for common stock	$.13	$.33	$1.22	$.07

Diluted per share of common stock:
Income from continuing operations before cumulative effect of changes in accounting principles	$.11	$.45	$.91	$.12
Preference stock dividends	$(.01)	$(.01)	$(.01)	$(.01)

Net income (loss) available to common stock from continuing operations	$.10	$.44	$.90	$.11
Income (loss) from discontinued operations, net of tax effect	$.18	$(.13)	$.17	$(.04)
Cumulative effect of changes in accounting principles, net of tax benefit	$(.15)	$—	$—	$—

Net income available for common stock	$.13	$.31	$1.07	$.07

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

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	Increase (Decrease) from Previously Reported
2004:
Revenues	$—	$7	$—	$—
Income (loss) from continuing operations before extraordinary gain and cumulative effect of change in accounting principle	$(4)	$1	$3	$—
Income (loss) from discontinued operations, net of tax effect	$—	$—	$—	$—
Net income (loss)	$(4)	$1	$3	$—
Net income (loss) available for common stock	$(4)	$1	$3	$—

21. RESTATEMENT OF STATEMENT OF CONSOLIDATED CASH FLOWS

This Form 10-K/A is being filed to revise the presentation of cash flows from discontinued operations in the Statements of Consolidated Cash Flows for each of the three years in the period ended December 31, 2004. This revision does not impact operating, financing and investing cash flows related to continuing operations or the net change in cash and cash equivalents as originally presented in the Statements of Consolidated Cash Flows, but provides additional details of cash flows from discontinued operations.

In connection with the preparation of the report on Form 10-Q for the quarter ended March 31, 2005, TXU Corp. management reviewed its method of presenting discontinued operations in its Statements of Condensed Consolidated Cash Flows and concluded it should revise the presentation to provide more information in accordance with the provisions of FASB Statement No. 95 “Statement of Cash Flows.” Accordingly, beginning with the quarter ended March 31, 2005, TXU Corp. began presenting cash flows from discontinued operations in the categories of operating, investing and financing activities, as well as the effect of exchange rate changes, instead of a single line presentation.

TXU CORP. Exhibits to 2004 Form 10-K/A

APPENDIX B

Exhibits	Previously Filed* With File Number	As Exhibit
(2)	Plans of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2(a)	1-12833 Form 8-K (filed January 16, 2002)	2	—	Master Separation Agreement by and among TXU Electric Delivery Company, TXU Generation Holdings Company LLC, TXU Merger Energy Trading Company LP, TXU SESCO Company, TXU SESCO Energy Services Company, TXU Energy Retail Company LP and TXU US Holdings Company, dated as of December 14, 2001.

3(i)	Articles of Incorporation.

3(a)	333-37652 Form S-3 (filed May 23, 2000)	4(a)	—	Restated Articles of Incorporation, dated May 25, 1999, as amended on June 14, 1999, and May 15, 2000.

3(b)	1-12833 Form 8-A (filed February 26, 1999)	1	—	Rights Agreement, dated as of February 19, 1999, between TXU Corp. and The Bank of New York, which includes as Exhibit A thereto the form of Statement of Resolution Establishing the Series A Preference Stock, Exhibit B thereto the form of a Right Certificate and Exhibit C thereto the Summary of Rights to Purchase Series A Preference Stock.

3(c)	1-12833 Form 10-Q (Quarter ended June 30, 2000) (filed August 10, 2000)	3(b)	—	Statement of Resolution establishing Flexible Money Market Cumulative Preference Stock, Series B of TXU Corp. dated as of June 16, 2000.

3(ii)	By-laws.

3(d)	333-115159 (filed May 4, 2004)	4(b)	—	Restated Bylaws.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.**

TXU Corp.

4(a)	0-12833 Form 10-K (1997) (filed March 27, 1998)	4(ff)	—	Indenture, dated as of January 1, 1998, relating to TXU Corp.’s 6.375% Series C Exchange Notes.

4(b)	0-12833 Form 10-K (1997) (filed March 27, 1998)	4(hh)	—	Officer’s Certificate establishing the terms of TXU Corp.’s Series C Exchange Notes.

4(c)	1-12833 Form 10-Q (Quarter ended June 30, 2001) (filed August 10, 2001)	4(b)	—	Indenture (For Unsecured Debt Securities Series J), dated as of June 1, 2001 between TXU Corp. and The Bank of New York, as Trustee.

Exhibits	Previously Filed* With File Number	As Exhibit

4(d)	1-12833 Form 10-Q (Quarter ended June 30, 2001) (filed August 10, 2001)	4(c)	—	Officer’s Certificate dated June 15, 2001 establishing the terms of TXU Corp.’s 6.375% Series J Senior Notes due June 15, 2006.

4(e)	1-12833 Form 10-Q (Quarter ended September 30, 2001) (filed November 13, 2001)	4(b)	—	Indenture (For Unsecured Debt Securities Series K and L), dated as of October 1, 2001, between TXU Corp. and The Bank of New York.

4(f)	1-12833 Form 10-Q (Quarter ended September 30, 2001) (filed November 13, 2001)	4(c)	—	Officer’s Certificate, dated October 16, 2001, establishing the terms of TXU Corp.’s Series K Senior Notes and Series L Senior Notes.

4(g)	1-12833 Form 10-Q (Quarter ended September 30, 2001) (filed November 13, 2001)	4(d)	—	Purchase Contract Agreement, dated as of October 1, 2001, between TXU Corp. and The Bank of New York with respect to TXU’s issuance of Equity Units.

4(h)	1-12833 Form 10-Q (Quarter ended September 30, 2001) (filed November 13, 2001)	4(e)	—	Pledge Agreement, dated as of October 1, 2001, among TXU Corp., The Chase Manhattan Bank and The Bank of New York with respect to the Equity Units.

4(i)	1-12833 Form 10-Q (Quarter ended June 30, 2002) (filed August 14, 2002)	4(a)	—	Indenture (For Unsecured Debt Securities Series M), dated as of June 1, 2002, between TXU Corp. and The Bank of New York.

4(j)	1-12833 Form 10-Q (Quarter ended June 30, 2002) (filed August 14, 2002)	4(b)	—	Officers’ Certificate, dated June 5, 2002, establishing the terms of TXU Corp.’s Series M Senior Notes.

4(k)	1-12833 Form 10-Q (Quarter ended June 30, 2002) (filed August 14, 2002)	4(c)	—	Purchase Contract Agreement, dated as of June 1, 2002, between TXU Corp. and The Bank of New York, as Purchase Contract Agent and Trustee with respect to TXU Corp.’s issuance of Equity Units.

4(l)	1-12833 Form 10-Q (Quarter ended June 30, 2002) (filed August 14, 2002)	4(d)	—	Pledge Agreement, dated as of June 1, 2002, among TXU Corp., JPMorgan Chase Bank, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York, as Purchase Contract Agent, with respect to Equity Units.

4(m)	333-110125 Form S-3 (filed October 31, 2003)	4(g)	—	Indenture (For Unsecured Debt Securities Series N), dated as of July 1, 2003, between TXU Corp. and The Bank of New York, as trustee.

Exhibits	Previously Filed* With File Number	As Exhibit

4(n)	333-110125 Form S-3 (filed October 31, 2003)	4(h)	—	Officer’s Certificate, dated July 15, 2003 establishing the terms of the Floating Rate Convertible Senior Notes due 2033.

4(o)	1-12833 Form 10-K (2004) (filed on March 16, 2005)	4(o)	—	Indenture (For Unsecured Debt Securities Series O), dated as of November 1, 2004, between TXU Corp. and The Bank of New York. TXU Corp.’s Indentures for its Series P, Q and R Senior Notes are not being filed as they are substantially similar to this Indenture.

4(p)	1-12833 Form 10-K (2004) (filed on March 16, 2005)	4(p)	—	Officers’ Certificate, dated November 26, 2004, establishing the terms of TXU Corp.’s 4.80% Series O Senior Notes due November 15, 2009.

4(q)	1-12833 Form 10-K (2004) (filed on March 16, 2005)	4(q)	—	Officers’ Certificate, dated November 26, 2004, establishing the terms of TXU Corp.’s 5.55% Series P Senior Notes due November 15, 2014.

4(r)	1-12833 Form 10-K (2004) (filed on March 16, 2005)	4(r)	—	Officers’ Certificate, dated November 26, 2004, establishing the terms of TXU Corp.’s 6.50% Series Q Senior Notes due November 15, 2024.

4(s)	1-12833 Form 10-K (2004) (filed on March 16, 2005)	4(s)	—	Officers’ Certificate, dated November 26, 2004, establishing the terms of TXU Corp.’s 6.55% Series R Senior Notes due November 15, 2034.

4(t)	1-12833 Form 10-K (2004) (filed on March 16, 2005)	4(t)	—	Registration Rights Agreement, dated November 21, 2004, related to TXU Corp.’s Series O, P, Q and R Senior Notes.

TXU Electric Delivery Company

4(u)	2-90185 Form S-3 (filed March 27, 1984)	4(a)	—	Mortgage and Deed of Trust, dated as of December 1, 1983, between TXU Electric Delivery Company and The Bank of New York, as Trustee.

4(v)			—	Supplemental Indentures to Mortgage and Deed of Trust:

				Number	Dated as of

	2-90185 Form S-3 (filed March 27, 1984)	4(b)		First	April 1, 1984

	33-24089 Form S-3 (filed August 30, 1988)	4(a)-1		Fifteenth	July 1, 1987

	33-30141 Form S-3 (filed July 26, 1989)	4(a)-3		Twenty-second	January 1, 1989

	33-39493 Form S-3 (filed March 19, 1991)	4(a)-2		Twenty-eighth	October 1, 1990

Exhibits	Previously Filed* With File Number	As Exhibit

	33-57576 Form S-3 (filed January 29, 1993)	4(a)-3		Fortieth	November 1, 1992

	33-60528 Form S-3 (filed April 2, 1993)	4(a)-1		Forty-second	March 1, 1993

	1-12833 Form 10-K (2001) (filed March 14, 2002)	4(2)(1)		Sixty-third	January 1, 2002

	1-12833 Form 10-Q (Quarter ended March 31, 2002) (filed May 15, 2002)	4		Sixty-fourth	May 1, 2002

	333-100240 Form S-4 (filed January 6, 2003)	4(f)(2)		Sixty-fifth	December 1, 2002

4(w)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between TXU Electric Delivery Company and The Bank of New York, as Trustee.

4(x)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of TXU Electric Delivery Company’s 6.375% Senior Secured Notes due 2012 and 7.000% Senior Secured Notes due 2032.

4(y)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the terms of TXU Electric Delivery Company’s 6.375% Senior Secured Notes due 2015 and 7.250% Senior Secured Notes due 2033.

4(z)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between TXU Electric Delivery Company and The Bank of New York, as Trustee.

4(aa)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the terms of TXU Electric Delivery Company’s 5% Debentures due 2007 and 7% Debentures due 2022.

TXU Energy Company LLC.

4(bb)	333-108876 Form S-4 (filed September 17, 2003)	4(a)	—	Indenture (For Unsecured Debt Securities), dated as of March 1, 2003, between TXU Energy Company LLC and The Bank of New York.

Exhibits	Previously Filed* With File Number	As Exhibit

4(cc)	333-108876 Form S-4 (filed September 17, 2003)	4(b)	—	Officer’s Certificate, dated March 11, 2003, establishing the terms of TXU Energy Company’s 6.125% Senior Notes due 2008 and 7.000% Senior Notes due 2013.

4(dd)	333-122980 Form S-4 (filed February 24, 2004)	4(a)	—	Officer’s Certificate, dated July 14, 2004, establishing the terms of TXU Energy Company’s Floating Rate Senior Notes.

(10)	Material Contracts.

Management Contracts.

10(a)	1-12833 Form 10-K (2003) (filed on March 15, 2004)	10(j)	—	Employment Agreement, dated February 21, 2004, by and between C. John Wilder and TXU Corp.

10(b)	1-12833 Form 10-K (2002) (filed on March 12, 2003)	10(j)	—	Employment Agreement, dated June 1, 2002, by and between Erle Nye and TXU Corp.

10(c)	1-12833 Form 10-K (2004) (filed on March 16, 2005)	10(c)	—	Employment Agreement dated July 1, 2000, by and between Tom Baker and TXU Corp.

10(d)	1-12833 Form 10-K (2004) (filed on March 16, 2005)	10(d)	—	Amendment to Employment Agreement dated May 11, 2001, by and between Tom Baker and TXU Corp.

10(e)	1-12833 Form 10-K (2003) (filed on March 15, 2004)	10(i)	—	Amendment to Employment Agreement, dated February 28, 2003, by and between Tom Baker and TXU Corp.

10(f)	1-12833 Form 10-K (2004) (filed on March 16, 2005)	10(f)	—	Employment Agreement dated July 1, 2000, by and between Mike Greene and TXU Corp.

10(g)	1-12833 Form 10-K (2004) (filed on March 16, 2005)	10(g)	—	Amendment to Employment Agreement dated May 11, 2001, by and between Mike Greene and TXU Corp.

10(h)	1-12833 Form 10-K (2004) (filed on March 16, 2005)	10(h)	—	Amendment to Employment Agreement dated February 28, 2003, by and between Mike Greene and TXU Corp.

10(i)	1-12833 Form 10-K (2002) (filed on March 12, 2003)	10(m)	—	Employment Agreement, dated March 13, 2002, by and between Eric H. Peterson and TXU Corp.

Exhibits	Previously Filed* With File Number	As Exhibit

10(j)	1-12833 Form 10-K (2004) (filed on March 16, 2005)	10(j)	—	Employment Agreement dated September 1, 1998, by and between Kirk Oliver and TXU Business Services Company (as successor in interest to Texas Utilities Services Inc.).

10(k)	1-12833 Form 10-K (2004) (filed on March 16, 2005)	10(k)	—	Amendment to Employment Agreement dated March 28, 2003, by and between Kirk Oliver and TXU Business Services Company

10(l)	1-12833 Form 10-K (2004) (filed on March 16, 2005)	10(l)	—	Employment Agreement, dated May 14, 2004, by and between David Campbell and TXU Corp.

10(m)	1-12833 Form 10-K (2004) (filed on March 16, 2005)	10(m)	—	Employment Arrangement between Paul O’Malley and TXU Corp.

Benefit Plans.

10(n)	1-12833 Form 10-K (2004) (filed on March 16, 2005)	10(n)	—	TXU Corp. Director Compensation Arrangements

10(o)	1-12833 Form 10-K (2004) (filed on March 16, 2005)	10(o)	—	TXU Deferred Compensation Plan for Outside Directors, as amended and restated, effective February 18, 2005.

10(p)	1-12833 Form 10-K (2001) (filed March 14, 2002)	10(a)	—	TXU Deferred and Incentive Compensation Plan, as amended and restated, effective August 17, 2001.

10(q)	1-12833 Form 10-K (2001) (filed March 14, 2002)	10(f)	—	TXU Annual Incentive Plan, as amended and restated, effective as of August 17, 2001.

10(r)	1-12833 Form 10-K (2001) (filed March 14, 2002)	10(b)	—	TXU Salary Deferral Program, as amended and restated, effective August 17, 2001.

10(s)	1-12833 Form 10-K (2002) (filed March 12, 2003)	10(e)	—	TXU Long-Term Incentive Compensation Plan, as amended and restated, effective May 10, 2002 (“LTICP”).

10(t)	1-12833 Form 8-K (filed January 6, 2005)	10.1.1	—	Form of Performance Unit Award Agreement, by and between TXU Corp. and LTICP Participant (“Unit Award Agreement”).

Exhibits	Previously Filed* With File Number	As Exhibit

10(u)	1-12833 Form 8-K (filed January 6, 2005)	10.1.2	—	Form of Amendment to Unit Award Agreement, dated December 31, 2004, by and between TXU Corp. and LTICP Participant.

10(v)	1-12833 Form 8-K (filed January 6, 2005)	10.1.3	—	Form of Addendum to Unit Award Agreement, by and between TXU Corp. and LTICP Participant.

10(w)	1-12833 Form 8-K (filed January 6, 2005)	10.2	—	Form of Restricted Stock Award Agreement, by and between TXU Corp. and LTICP Participant (Performance-Based).

10(x)	1-12833 Form 8-K (filed January 6, 2005)	10.3	—	Form of Restricted Stock Award Agreement, by and between TXU Corp. and LTICP Participant (Chairman Agreement).

10(y)	1-12833 Form 8-K (filed January 6, 2005)	10.4	—	Form of Restricted Stock Award Agreement, by and between TXU Corp. and LTICP Participant (Time-Based).

10(z)	1-12833 Form 10-K (2003) (filed on March 15, 2004)	10(q)	—	TXU Split Dollar Life Insurance Program, as amended and restated, effective as of December 31, 2003.

10(aa)	1-12833 Form 10-K (2001) (filed March 14, 2002)	10(c)	—	TXU Second Supplemental Retirement Plan, as amended and restated, effective August 17, 2001.

10(bb)	1-12833 Form 10-K (2004) (filed on March 16, 2005)	10(bb)	—	TXU Deferred Compensation Plan for Directors of Subsidiaries, as amended and restated, effective February 19, 2005.

	Credit Agreements.

10(cc)	1-12833 Form 8-K (filed July 1, 2004)	10(a)	—	$2,500,000,000 Revolving Credit Agreement, dated as of June 24, 2004, among TXU Energy Company LLC and TXU Electric Delivery Company, the lenders listed in Schedule 2.01 thereto, JP Morgan Chase Bank, as administrative agent, and the other parties named therein.

10(dd)	1-12833 Form 10-Q (filed November 5, 2004)	10(c)	—	Credit Agreement, dated as of November 4, 2005, between TXU Energy Company LLC and Wachovia Bank, National Association.

	Other Material Contracts.

10(ee)	1-12833 Form 10-Q (filed August 6, 2004)	10(e)	—	Purchase Agreement dated April 23, 2004 between the entities listed on Schedule A to the agreement and TXU Corp. (related to the purchase of TXU Energy Company’s Class B Preferred Membership Interests).

10(ff)	1-12833 Form 10-Q (filed August 6, 2004)	10(f)	—	Purchase Agreement dated April 26, 2004 between the entities listed on Schedule A to the agreement and TXU Corp. (related to the purchase of TXU Energy Company’s Class B Preferred Membership Interests).

Exhibits	Previously Filed* With File Number	As Exhibit

10(gg)	1-12833 Form 10-Q (filed August 6, 2004)	10(g)	—	Purchase Agreement dated as of May 7, 2004 by and among each of the entities listed on the Schedule to the Agreement and TXU Corp. (related to the purchase of certain TXU Corp. Equity Units and the settlement of related litigation).

10(hh)	1-12833 Form 10-Q (filed August 6, 2004)	10(i)	—	Share Sale Agreement dated April 23, 2004 by and among TXU Corp., SP Energy Pty. Ltd. and Singapore Power.

10(ii)	1-12833 Form 10-Q (filed August 6, 2004)	10(j)	—	Purchase and Sale Agreement between TXU Fuel Company and Energy Transfer Partners, L.P. dated April 25, 2004.

10(jj)	1-12833 Form 10-Q (filed August 6, 2004)	10(k)	—	Agreement and Plan of Merger by and between TXU Gas Company and Atmos Energy Corporation dated June 17, 2004.

10(kk)	1-12833 Form 10-Q (filed November 5, 2004)	10(a)	—	Guaranty dated October 1, 2004 from TXU Corp. to Atmos Energy Corporation.

10(ll)	1-12833 Form 10-Q (filed August 6, 2004)	10(l)	—	Master Framework Agreement dated May 17, 2004 by and between Oncor Electric Delivery Company (now TXU Electric Delivery Company) and CapGemini Energy LP.

10(mm)	1-12833 Form 10-Q (filed August 6, 2004)	10(m)	—	Master Framework Agreement dated May 17, 2004 by and between TXU Energy Company LLC and CapGemini Energy LP.

10(nn)	1-12833 Form 10-K (2004) (filed on March 16, 2005)	10(nn)	—	Accelerated Share Repurchase Agreement dated November 22, 2004 between TXU Corp. and Citibank N.A. (related to the purchase of 52.5 million shares of TXU Corp. common stock).

10(oo)	1-12833 Form 10-Q (filed August 6, 2004)	10(h)	—	Purchase Agreement dated as of June 29, 2004 between TXU Corp. and Merrill Lynch International (related to the purchase of 20 million shares of TXU Corp. common stock).

10(pp)	333-100240 Form S-4 (filed October 2, 2002)	10(c)	—	Generation Interconnection Agreement, dated December 14, 2001, between Electric Delivery and TXU Generation Company LP.

Exhibits	Previously Filed* With File Number	As Exhibit

10(qq)	333-100240 Form S-4 (filed October 2, 2002)	10(d)	—	Generation Interconnection Agreement, dated December 14, 2001, between Electric Delivery and TXU Generation Company LP, for itself and as Agent for TXU Big Brown Company LP, TXU Mountain Creek Company LP, TXU Handley Company LP, TXU Tradinghouse Company LP and TXU DeCordova Company LP (Interconnection Agreement).

10(rr)	333-100240 Form S-4 (filed October 2, 2002)	10(e)	—	Amendment No. 1 to Interconnection Agreement, dated May 31, 2002.

10(ss)	333-100240 Form S-4 (filed October 2, 2002)	10(f)	—	Standard Form Agreement between Electric Delivery and Competitive Retailer Regarding Terms and Conditions of Delivery of Electric Power and Energy.

10(tt)	1-12833 Form 10-K (2002) (filed March 12, 2003)	10(w)	—	Stipulation and Joint Application for Approval of Settlement as approved by the PUC in Docket Nos. 21527 and 24892.

10(uu)	1-12833 Form 10-K (2003) (filed on March 15, 2004)	10(qq)	—	Lease Agreement dated as of February 14, 2002 between State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor and TXU Properties Company, a Texas corporation, as Lessee (Energy Plaza Property).

10(vv)	1-12833 Form 10-K (2003) (filed on March 15, 2004)	10(rr)	—	Guaranty Agreement dated February 14, 2002 by TXU Corp. in favor of State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor.

10(ww)	1-12833 Form 10-K (2003) (filed on March 15, 2004)	10(ss)	—	Additional Guaranty Agreement dated November 19, 2002 by TXU Energy Company LLC in favor of State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor.

10(xx)	1-12833 Form 10-K (2004) (filed on March 16, 2005)	10(xx)	—	Settlement Agreement, dated January 27, 2005, between TXU Corp. and certain other parties thereto regarding the settlement of certain claims related to TXU Europe.

10(yy)	1-12833 Form 10-K (2004) (filed on March 16, 2005)	10(yy)	—	Memorandum of Understanding, dated January 20, 2005, regarding the settlement of certain shareholder claims made against TXU Corp.

(12)	Statement Regarding Computation of Ratios.

12	1-12833 Form 10-K (2004) (filed on March 16, 2005)	12	—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.

Exhibits	Previously Filed* With File Number	As Exhibit
(21)	Subsidiaries of the Registrant.

21	1-12833 Form 10-K (2004) (filed on March 16, 2005)	21	—	Subsidiaries of TXU Corp.

(23)	Consents of Experts.

23(a)			—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for TXU Corp.

23(b)	1-12833 Form 10-K (2004) (filed on March 16, 2005)	23(b)	—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Pinnacle One Partners, L.P.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of C. John Wilder, principal executive officer of TXU Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Kirk R. Oliver, principal financial officer of TXU Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of C. John Wilder, principal executive officer of TXU Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Kirk R. Oliver, principal financial officer of TXU Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)	33-55408	99(a)	—	Agreement, dated as of January 30, 1990, between TXU US Holdings Company and Tex-La Electric Cooperative of Texas, Inc.

*	Incorporated herein by reference.

**	Certain instruments defining the rights of holders of long-term debt of the registrant’s subsidiaries included in the financial statements filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees, upon request of the Securities and Exchange Commission, to furnish a copy of any such omitted instrument.