Form 10-Q
period 2005-06-30
TXU CORP /TX/
filed 2005-08-09
CIK 1023291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-12833

TXU Corp.

(Exact Name of Registrant as Specified in its Charter)

Texas	75-2669310
(State of Incorporation)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas TX, 75201-3411	(214) 812-4600
(Address of Principal Executive Offices)(Zip Code)	(Registrant’s Telephone Number)

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

Common Stock outstanding at August 4, 2005: 240,058,517 shares, without par value.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

2004 Form 10-K/A	TXU Corp.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004

Bcf	billion cubic feet

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to TXU Corp.

Commission	Public Utility Commission of Texas

EITF	Emerging Issues Task Force

EITF 04-6	EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

ERISA	Employee Retirement Income Security Act

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 47	FIN No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143”

Fitch	Fitch Ratings, Ltd.

GW	gigawatts

GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by TXU Corp. as a regulated utility at the time of entering retail competition on January 1, 2002

IRS	Internal Revenue Service

kV	kilovolts

kWh	kilowatt-hours

market heat rate	a measure of the efficiency of the marginal supplier (generally gas plants) in generating electricity. A higher heat rate indicates lower efficiency

Moody’s	Moody’s Investors Services, Inc.

MW	megawatts

MWh	megawatt-hours

NRC	United States Nuclear Regulatory Commission

Pinnacle	Pinnacle One Partners, L.P., formerly the holding company for the telecommunications business and formerly a joint venture

price-to-beat rate	residential and small business customer electricity rates established by the Commission that (i) were required to be charged in a REP’s historical service territories until the earlier of January 1, 2005 or the date when 40% of the electricity consumed by such customer classes is supplied by competing REPs, adjusted periodically for changes in fuel costs, and (ii) are required to be made available to those customers until January 1, 2007

REP	retail electric provider

S&P	Standard & Poor’s, a division of the McGraw Hill Companies

Sarbanes-Oxley	Sarbanes – Oxley Act of 2002

SEC	United States Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125”

SFAS 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”

SG&A	selling, general and administrative

TXU Australia	refers to TXU Australia Group Pty Ltd, a former subsidiary of TXU Corp., and/or its consolidated subsidiaries, depending on context

TXU Communications	TXU Communications Ventures Company, a former subsidiary of Pinnacle

TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context

TXU Electric Delivery	refers to TXU Electric Delivery Company, a subsidiary of US Holdings, and/or its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, depending on context

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of US Holdings, and/or its consolidated subsidiaries, depending on context

TXU Europe	TXU Europe Limited, a former subsidiary of TXU Corp.

TXU Fuel	TXU Fuel Company, a former subsidiary of TXU Energy Holdings

TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.

TXU Mining	TXU Mining Company LP, a subsidiary of TXU Energy Holdings

TXU Portfolio Management	TXU Portfolio Management Company LP, a subsidiary of TXU Energy Holdings

UK	United Kingdom

US	United States of America

US GAAP	accounting principles generally accepted in the US

US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp. and parent of TXU Energy Holdings and TXU Electric Delivery

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TXU CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions of dollars, except per share amounts)
Operating revenues	$2,486	$2,303	$4,526	$4,435

Costs and expenses:
Cost of energy sold and delivery fees	910	1,013	1,654	1,920
Operating costs	360	379	692	719
Depreciation and amortization	189	178	377	369
Selling, general and administrative expenses	184	300	368	529
Franchise and revenue-based taxes	81	86	165	171
Other income	(18)	(16)	(69)	(25)
Other deductions	26	438	29	457
Interest income	—	(2)	(19)	(6)
Interest expense and related charges	189	174	384	358

Total costs and expenses	1,921	2,550	3,581	4,492

Income (loss) from continuing operations before income taxes and extraordinary gain	565	(247)	945	(57)

Income tax expense (benefit)	182	(157)	155	(96)

Income (loss) from continuing operations before extraordinary gain	383	(90)	790	39

Income (loss) from discontinued operations, net of tax effect (Note 2)	(4)	330	11	380
Extraordinary gain, net of tax	—	16	—	16

Net income	$379	$256	$801	$435

Exchangeable preferred membership interest buyback premium	—	849	—	849

Preference stock dividends	4	5	10	11

Net income (loss) available to common shareholders	$375	$(598)	$791	$(425)

Average shares of common stock outstanding (millions):
Basic	238	320	238	322
Diluted	243	320	243	322

Per share of common stock:
Basic earnings:
Income (loss) from continuing operations before extraordinary gain	$1.61	$(0.28)	$3.32	$0.12
Exchangeable preferred membership interest buyback premium	—	(2.65)	—	(2.64)
Preference stock dividends	(0.02)	(0.02)	(0.04)	(0.03)

Net income (loss) from continuing operations available for common stock	1.59	(2.95)	3.28	(2.55)
Income (loss) from discontinued operations, net of tax effect	(0.02)	1.03	0.04	1.18
Extraordinary gain, net of tax	—	0.05	—	0.05

Net income (loss) available for common stock	$1.57	$(1.87)	$3.32	$(1.32)

Diluted earnings (Note 1):
Income (loss) from continuing operations before extraordinary gain	$1.43	$(0.28)	$1.20	$0.12
Exchangeable preferred membership interest buyback premium	—	(2.65)	—	(2.64)
Preference stock dividends	(0.02)	(0.02)	(0.04)	(0.03)

Net income (loss) from continuing operations available for common stock	1.41	(2.95)	1.16	(2.55)
Income (loss) from discontinued operations, net of tax effect	(0.02)	1.03	0.05	1.18
Extraordinary gain, net of tax	—	0.05	—	0.05

Net income (loss) available for common stock	$1.39	$(1.87)	$1.21	$(1.32)

Dividends declared	$0.563	$0.125	$1.125	$0.250

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions of dollars)
Components related to continuing operations:
Income (loss) from continuing operations before extraordinary gain	$383	$(90)	$790	$39
Other comprehensive income (loss), net of tax effects:
Minimum pension liability adjustments (net of tax expense of $9, $-, $- and $-)	16	—	—	—
Cash flow hedges:
Net change in fair value of derivatives (net of tax (expense) benefit of $-, $2, $(8) and $36)	—	(1)	15	(63)
Amounts realized in earnings during the period (net of tax (expense) benefit of $(10), $2, $(21) and $(3))	20	(4)	39	8

Total cash flow hedges	20	(5)	54	(55)

Comprehensive income (loss) from continuing operations	419	(95)	844	(16)
Components related to discontinued operations:
Income (loss) from discontinued operations, net of tax	(4)	330	11	380
Other comprehensive income (loss), net of tax effects:
Minimum pension liability adjustments (net of tax expense of $-, $3, $- and $3)	—	5	—	6
Foreign currency translation adjustment	—	(111)	—	(104)
Cash flow hedges:
Net change in fair value of derivatives (net of tax expense of $-, $7, $- and $-)	—	17	—	(2)
Amounts realized in earnings during the period (net of tax benefit of $-, $9, $- and $6)	—	(21)	—	(13)

Total	—	(110)	—	(113)

Comprehensive income (loss) from discontinued operations	(4)	220	11	267
Extraordinary gain, net of tax	—	16	—	16

Comprehensive income	$415	$141	$855	$267

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(millions of dollars)
Cash flows – operating activities:

Income from continuing operations before extraordinary gain	$790	$39
Adjustments to reconcile income from continuing operations before extraordinary gain to cash provided by operating activities:
Depreciation and amortization	407	400
Deferred income taxes and investment tax credits – net	4	(143)
(Gain) loss on early extinguishment of debt	(1)	49
Net effect of unrealized mark-to-market valuations of commodity contracts	(18)	31
Asset write-down charges	—	189
Decrease in accrued lease liability for out-of-service assets	(12)	—
Net (gain) loss from sale of assets	(25)	15
Net equity income from unconsolidated affiliates and joint ventures	—	(1)
Change in regulatory-related liabilities	(41)	(40)
Net litigation settlement charge (credit)	(35)	100
Charge for contract counterparty nonperformance	12	—
Stock-based compensation expense	15	22
Amortization of losses on dedesignated cash flow hedges	12	13
Bad debt expense	19	47
Changes in operating assets and liabilities	(533)	(234)

Cash provided by operating activities	594	487

Cash flows – financing activities:
Issuances of securities:
Long-term debt	71	790
Common stock	4	18
Retirements/repurchases of securities:
Long-term debt held by subsidiary trusts	—	(237)
Equity-linked debt	(31)	(427)
Other long-term debt	(92)	(1,069)
Exchangeable preferred membership interests	—	(750)
Common stock	(530)	(978)
Preference stock	(300)	—
Change in notes payable – banks	1,110	2,675

Cash dividends paid:
Common stock	(274)	(80)
Preference stock	(11)	(11)
Premium paid for redemption of exchangeable preferred membership interests	—	(1,093)
Debt premium, discount, financing and reacquisition expenses	(29)	3

Cash used in financing activities	(82)	(1,159)

Cash flows – investing activities:
Capital expenditures	(507)	(355)
Nuclear fuel	(26)	(47)
Dispositions of businesses	—	991
Other	23	19

Cash (used in) provided by investing activities	(510)	608

Discontinued operations
Cash provided by (used in) operating activities	(21)	55
Cash used in financing activities	—	(116)
Cash used in investing activities	(2)	(13)

Cash used in discontinued operations	(23)	(74)

Net change in cash and cash equivalents	(21)	(138)
Cash and cash equivalents – beginning balance	106	829

Cash and cash equivalents – ending balance	$85	$691

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$85	$106
Restricted cash	43	49
Accounts receivable — trade	1,190	1,274
Income taxes receivable	—	25
Inventories	347	320
Commodity contract assets	999	546
Accumulated deferred income taxes	150	224
Other current assets	295	249

Total current assets	3,109	2,793

Investments:
Restricted cash	28	47
Other investments	682	664
Property, plant and equipment — net	16,786	16,676
Goodwill	542	542
Regulatory assets — net	1,852	1,891
Commodity contract assets	338	315
Cash flow hedge and other derivative assets	82	6
Other noncurrent assets	317	283
Assets held for sale (Note 2)	14	24

Total assets	$23,750	$23,241

LIABILITIES, PREFERRED SECURITIES OF SUBSIDIARIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable — banks	$1,320	$210
Long-term debt due currently	1,313	229
Accounts payable — trade	849	1,077
Commodity contract liabilities	726	491
Litigation and other settlement accruals	234	391
Other current liabilities	1,163	1,318

Total current liabilities	5,605	3,716

Accumulated deferred income taxes	2,692	2,721
Investment tax credits	395	405
Commodity contract liabilities	526	347
Cash flow hedge and other derivative liabilities	141	195
Long-term debt, less amounts due currently	11,325	12,412
Other noncurrent liabilities and deferred credits	2,588	2,762
Liabilities held for sale (Note 2)	4	6

Total liabilities	23,276	22,564

Preferred securities of subsidiaries	38	38
Contingencies (Note 6)
Shareholders’ equity (Note 5):
Preference stock – not subject to mandatory redemption	—	300
Common stock without par value: Authorized shares: 1,000,000,000 Outstanding shares: 240,217,946 and 239,852,880	2	2
Additional paid-in capital	2,325	2,806
Retained deficit	(1,759)	(2,283)
Accumulated other comprehensive loss	(132)	(186)

Total common stock equity	436	339

Total shareholders’ equity	436	639

Total liabilities, preferred securities of subsidiaries and shareholders’ equity	$23,750	$23,241

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

Discontinued Businesses – Note 2 presents detailed information regarding the TXU Australia, TXU Gas and other discontinued businesses. The condensed consolidated financial statements for all periods presented reflect the reclassification of the results of these businesses as discontinued operations.

Basis of Presentation – The condensed consolidated financial statements of TXU Corp. have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2004 Form 10-K/A, except for the changes in composite depreciation rates discussed below. All other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2004 Form 10-K/A. The results of operations for an interim period may not give a true indication of results for a full year.

Effective January 1, 2005, TXU Corp. adjusted the composite depreciation rates related to lignite-fired generation facilities to better reflect their useful lives, resulting in lower (as compared to the 2004 periods) depreciation expense for the three and six months ended June 30, 2005 of $3 million and $6 million ($2 million and $4 million after-tax), or $0.01 and $0.02 per share, respectively.

See Note 7 for a discussion of effects of a change in legislation regarding regulatory recovery of pension and other postretirement benefit costs.

All dollar amounts in the financial statements and tables in the notes, except per share amounts, are stated in millions of dollars unless otherwise indicated.

Changes in Accounting Standards — Presented below are recently issued accounting standards that are expected to apply to TXU Corp.

FIN 47 was issued in March 2005. This interpretation clarifies the term “conditional asset retirement” and requires recognition of a liability for the fair value of the conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective for TXU Corp. with reporting for the fourth quarter of 2005. TXU Corp. is currently evaluating the potential impact of this standard.

In March 2005, the FASB ratified the consensus reached in EITF 04-6 “Accounting for Stripping Costs in the Mining Industry.” The consensus concludes that stripping costs incurred after a mine enters the production phase be treated as variable inventory production cost, which makes such costs subject to inventory costing procedures in the period they are incurred. The consensus was later modified to clarify that “inventory produced,” as included in the consensus, means the same as “inventory extracted.” This consensus is effective for TXU Corp. with reporting for the first quarter of 2006. The implementation of EITF 04-6 is not expected to materially impact TXU Corp.’s results of operations or financial position.

Extraordinary gain — An extraordinary gain of $16 million (net of tax of $9 million) recorded in the second quarter of 2004 represents an increase in the carrying value of TXU Electric Delivery’s regulatory asset subject to securitization. The second and final tranche of the securitization bonds was issued in June 2004. The increase in the related regulatory asset is due to the effect of higher interest rates on the bonds and therefore increased amounts to be recovered in tariffs billed to REPs by TXU Electric Delivery as transition charges to service the bonds.

Earnings Per Share — Basic earnings per share available to common shareholders are based on the weighted average number of common shares outstanding during the quarter. Diluted earnings per share include the effect of all potential issuances of common shares under certain securities and employee incentive arrangements. The 2005 diluted per share results for the three and six months ended June 30, 2005 reflect a $0.15 per share and $2.05 per share, respectively, negative impact associated with the November 2004 accelerated share repurchase program which was settled in May 2005. The program is described immediately below. Because TXU Corp. intended to settle in cash the difference between the initial price of the shares and the actual costs of the shares purchased by the counterparty under the program, accounting rules require that earnings used in the diluted earnings per share calculation be reduced by the change in the fair value of the settlement liability during the quarter and year-to-date periods, which totaled $36 million and $498 million (without tax benefit), respectively.

Accelerated Share Repurchase Program — In November 2004, TXU Corp. entered into an agreement with a broker-dealer counterparty under which TXU Corp. repurchased and retired 52.5 million shares of its outstanding common stock at an initial price of $64.57 per share for a total of $3.4 billion. Under the agreement, the counterparty immediately borrowed shares that were sold to and canceled by TXU Corp. and in turn purchased shares in the open market over a subsequent time period; the agreement was subject to a future contingent purchase price adjustment based on the actual price of the shares purchased by the counterparty. The purchase price adjustment could have been settled, at TXU Corp.’s option, in cash or in shares of its common stock. In May 2005, TXU Corp. paid $523 million (including related fees and expenses) in cash to the counterparty in full settlement of the transaction. The counterparty had repurchased the shares under the agreement at an average price per share of $73.82.

2. DISCONTINUED OPERATIONS

The following summarizes the historical consolidated financial information of the businesses reported as discontinued operations:

	Three Months Ended June 30, 2005
	TXU Gas	Pedrick- town	Total
Operating revenues	$—	$6	$6
Operating costs and expenses	—	7	7

Operating loss before income taxes	—	(1)	(1)
Credits (charges) related to exit (after-tax)	(3)	—	(3)

Loss from discontinued operations	$(3)	$(1)	$(4)

	Six Months Ended June 30, 2005
	TXU Gas	TXU Australia	Pedrick- town	Mexico	Europe	Total
Operating revenues	$—	$—	$12	$—	$—	$12
Operating costs and expenses	—	—	14	—	—	14

Operating loss before income taxes	—	—	(2)	—	—	(2)
Credits (charges) related to exit (after-tax)	14	1	(2)	1	(1)	13

Income (loss) from discontinued operations	$14	$1	$(4)	$1	$(1)	$11

	Three Months Ended June 30, 2004
	TXU Gas	TXU Australia	Pedrick- town	Strategic Retail Services	Telecom	Total
Operating revenues	$216	$333	$8	$4	$8	$569
Operating costs and expenses	286	294	9	5	11	605
Other deductions — net	85	5	—	10	—	100
Interest income	—	(1)	—	—	(4)	(5)
Interest expense and related charges	8	38	—	—	5	51

Operating loss before income taxes	(163)	(3)	(1)	(11)	(4)	(182)
Income tax expense (benefit)	(40)	(2)	—	(3)	(4)	(49)
Charges related to exit (after-tax)	(35)	(117)	(17)	(1)	(3)	(173)
Recognition of tax benefits	—	—	—	—	—	636

Income (loss) from discontinued operations	$(158)	$(118)	$(18)	$(9)	$(3)	$330

	Six Months Ended June 30, 2004
	TXU Gas	TXU Australia	Pedrick- town	Strategic Retail Services	Telecom	Mexico	Total
Operating revenues	$724	$689	$19	$10	$54	$4	$1,500
Operating costs and expenses	726	561	22	12	49	4	1,374
Other deductions — net	88	4	—	10	16	—	118
Interest income	—	(2)	—	—	(5)	—	(7)
Interest expense and related charges	15	84	—	—	19	—	118

Operating income (loss) before income taxes	(105)	42	(3)	(12)	(25)	—	(103)
Income tax expense (benefit)	(20)	11	(1)	(5)	(8)	(1)	(24)
Charges related to exit (after-tax)	(35)	(117)	(17)	(4)	(2)	(2)	(177)
Recognition of tax benefits	—	—	—	—	—	—	636

Income (loss) from discontinued operations	$(120)	$(86)	$(19)	$(11)	$(19)	$(1)	$380

The TXU Europe and TXU Australia businesses were previously reported in the International segment, and the TXU Australia business was subsequently reported in its own segment. The TXU Gas business was previously reported in the Energy Delivery (now TXU Electric Delivery) segment. The Pedricktown business and the strategic retail services operations were previously reported in the TXU Energy Holdings segment. The telecommunications and Mexico operations were previously reported in corporate and other activities.

TXU Australia – In July 2004, TXU Corp. completed the sale of TXU Australia to Singapore Power Ltd. for $1.9 billion in cash and $1.7 billion in assumed debt. TXU Australia’s operations consisted of a portfolio of competitive and regulated energy businesses, principally in Victoria and South Australia.

TXU Gas – In October 2004, Atmos Energy Corporation and TXU Gas completed a merger by division, which resulted in the disposition of the operations of TXU Gas for $1.9 billion in cash (the TXU Gas transaction). TXU Gas was largely a regulated business engaged in the purchase, transmission, distribution and retail sale of natural gas. The net credit of $14 million for the first six months of 2005 is due primarily to the resolution of a proposed working capital adjustment to the sales price.

Pedricktown – In the second quarter of 2004, TXU Energy Holdings initiated a plan to sell the Pedricktown, New Jersey 122 MW power production business and exit the related power supply and gas transportation agreements. The business was sold on July 1, 2005 for $8.7 million in cash.

Telecommunications – In April 2004, TXU Corp. sold its telecommunications business for $524 million in cash and $3 million of assumed debt. The business was formerly a joint venture and was consolidated from March 1, 2003 through the sale date.

Strategic Retail Services – In December 2003, TXU Energy Holdings finalized a formal plan to sell its strategic retail services business, which was engaged principally in providing energy management services. Substantially all disposition activities have been completed.

Mexico – In January 2004, TXU Corp. completed the sale of its majority-owned gas distribution operations in Mexico for $11 million in notes receivable.

Balance sheet –The following details the assets and liabilities held for sale as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	Pedricktown	Pedricktown	Other	Total
Current assets	$2	$2	$7	$9
Property, plant and equipment	12	15	—	15

Assets held for sale	$14	$17	$7	$24

Current liabilities	$2	$3	$—	$3
Noncurrent liabilities	2	3	—	3

Liabilities held for sale	$4	$6	$—	$6

3. FINANCING ARRANGEMENTS

Short-term Borrowings — At June 30, 2005, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of $1.3 billion at a weighted average interest rate of 3.67%. At December 31, 2004, TXU Corp. had outstanding bank borrowings of $210 million at a weighted average interest rate of 5.25%.

Credit Facilities —At June 30, 2005, TXU Corp. had access to credit facilities (some of which provide for long-term borrowings) as follows:

Facility	Maturity Date	Authorized Borrowers	At June 30, 2005
			Facility Limit	Letters of Credit	Cash Borrowings	Availability
Three-Year Revolving Credit Facility	June 2008	TXU Energy Holdings, TXU Electric Delivery	$1,400	$167	$410	$823
Five-Year Revolving Credit Facility	March 2010	TXU Energy Holdings, TXU Electric Delivery	1,600	—	620	980
Five-Year Revolving Credit Facility	June 2010	TXU Energy Holdings, TXU Electric Delivery	500	—	245	255
Five-Year Revolving Credit Facility	December 2009	TXU Energy Holdings	500	455	45	—

Total			$4,000	$622	$1,320	$2,058

In March 2005 TXU Energy Holdings and TXU Electric Delivery amended their joint credit facilities, increasing the capacity from $2.5 billion to $3.5 billion, extending the maturity dates and reducing the borrowing costs. The amended and restated facilities can be used for working capital and general corporate purposes, including providing back-up for any future issuances of commercial paper by TXU Energy Holdings or TXU Electric Delivery and letters of credit. At June 30, 2005, there was no commercial paper outstanding. The maximum amount directly available to TXU Electric Delivery under the facilities is $2.8 billion.

In January 2005, TXU Corp.’s $425 million credit facility was terminated and $419 million of related outstanding letters of credit were effectively transferred to other facilities.

Sale of Receivables — TXU Corp. has had an accounts receivable securitization program in place for a number of years. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). In June 2005, the program was renewed until June 2008. Funding under the program as of June 30, 2005 was $463 million.

The maximum amount of funding available under the program is $700 million. Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program. Previously, this reduction was determined by the originator’s credit rating. Undivided interests were reduced by 100% of the customer deposits for a Baa3/BBB- rating; 50% for a Baa2/BBB rating; and zero % for a Baa1/BBB+ and above rating. Effective with the June 2005 renewal, this reduction is based only on TXU Energy Holdings’ fixed charge coverage ratio. Under the renewal, funding availability for all originators is reduced by 100% of the customer deposits if TXU Energy Holdings’ coverage ratio is less than 2.5 times; 50% if TXU Energy Holdings’ coverage ratio is less than 3.25 times, but at least 2.5 times; and zero % if TXU Energy Holdings’ coverage ratio is 3.25 times or more. At June 30, 2005, customer deposits were $108 million and TXU Energy Holdings’ coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes payable was $279 million at June 30, 2005 and $337 million at December 31, 2004.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services, a direct subsidiary of TXU Corp. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were approximately $9 million and $6 million for the six month periods ending June 30, 2005 and 2004, respectively, and approximated 3.7% and 2.1% for the first six months of 2005 and 2004, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to the originators and are reported in SG&A expenses. The servicing fee, which totaled approximately $2 million and $3 million in the first six months of 2005 and 2004, respectively, compensates TXU Business Services for its services as collection agent, including maintaining the detailed accounts receivable collection records.

The June 30, 2005 consolidated balance sheet reflects $742 million face amount of trade accounts receivable of TXU Energy Holdings and TXU Electric Delivery, such amount having been reduced by $463 million of undivided interests sold by TXU Receivables Company. Funding under the program related to continuing operations decreased $11 million and $51 million for the six months ended June 30, 2005 and 2004, respectively. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company for the six months ended June 30, 2005 and 2004 were as follows:

	Six Months Ended June 30,
	2005	2004
Cash collections on accounts receivable	$3,213	$4,200
Face amount of new receivables purchased	(3,144)	(4,065)
Discount from face amount of purchased receivables	11	9
Program fees paid	(9)	(6)
Servicing fees paid	(2)	(3)
Decrease in subordinated notes payable	(58)	(78)

Operating cash flows used by TXU Corp. under the program	11	57
Cash flows related to disposed TXU Gas business	—	(6)

Cash flows used by continuing operations	$11	$51

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

Contingencies Related to Sale of Receivables Program — Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

1)	all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;

2)	the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

Long-term Debt – At June 30, 2005 and December 31, 2004, the long-term debt of TXU Corp. consisted of the following:

	June 30, 2005	December 31, 2004
TXU Energy Holdings
Pollution Control Revenue Bonds:
Brazos River Authority:
3.000% Fixed Series 1994A due May 1, 2029, remarketing date May 1, 2005(a)	$—	$39
5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a)	39	39
5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a)	50	50
5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a)	114	114
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013(a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
2.400% Floating Series 2001A due October 1, 2030 (b)	71	—
4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a)	19	19
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a)	217	217
2.330% Floating Series 2001D due May 1, 2033 (b)	268	268
3.300% Floating Taxable Series 2001I due December 1, 2036(b)	62	62
2.400% Floating Series 2002A due May 1, 2037(b)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014(a)	31	31

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a)	107	107
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14
5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a)	37	37

Other:
6.875% TXU Mining Fixed Senior Notes due August 1, 2005	30	30
6.125% Fixed Senior Notes due March 15, 2008(c)	250	250
7.000% Fixed Senior Notes due March 15, 2013	1,000	1,000
3.920% Floating Rate Senior Notes due January 17, 2006(d)	400	400
Capital lease obligations	8	9
Fair value adjustments related to interest rate swaps	13	15

Total TXU Energy Holdings	3,286	3,257

	June 30, 2005	December 31, 2004
TXU Electric Delivery
6.750% Fixed First Mortgage Bonds due July 1, 2005	92	92
6.375% Fixed Senior Secured Notes due May 1, 2012	700	700
7.000% Fixed Senior Secured Notes due May 1, 2032	500	500
6.375% Fixed Senior Secured Notes due January 15, 2015(c)	500	500
7.250% Fixed Senior Secured Notes due January 15, 2033	350	350
5.000% Fixed Debentures due September 1, 2007(c)	200	200
7.000% Fixed Debentures due September 1, 2022	800	800
Unamortized discount	(18)	(19)

Sub-total	3,124	3,123

TXU Electric Delivery Transition Bond Company LLC(e)
2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007	59	80
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	122	122
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	246	270
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total TXU Electric Delivery Transition Bond Company LLC	1,213	1,258

Total TXU Electric Delivery	4,337	4,381

US Holdings
7.170% Fixed Senior Debentures due August 1, 2007	10	10
9.580% Fixed Notes due in semiannual installments through December 4, 2019	68	68
8.254% Fixed Notes due in quarterly installments through December 31, 2021	62	64
4.010% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037(d)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8

Total US Holdings	149	151

TXU Corp.
6.375% Fixed Senior Notes Series C due January 1, 2008(c)	200	200
6.375% Fixed Senior Notes Series J due June 15, 2006(c)	683	683
4.446% Fixed Senior Notes Series K due November 16, 2006	50	50
5.450% Fixed Senior Notes Series L due November 16, 2007 initial remarketing date November 10, 2005(f)(g)	75	101
5.800% Fixed Senior Notes Series M due May 16, 2008 initial remarketing date February 16, 2006(f)	179	184
4.800% Fixed Senior Notes Series O due November 15, 2009(c)	1,000	1,000
5.550% Fixed Senior Notes Series P due November 15, 2014(c)	1,000	1,000
6.500% Fixed Senior Notes Series Q due November 15, 2024(c)	750	750
6.550% Fixed Senior Notes Series R due November 15, 2034	750	750
8.820% Building Financing due semiannually through February 11, 2022	115	120
4.640% Floating Convertible Senior Notes due July 15, 2033(d)	25	25
Fair value adjustments related to interest rate swaps	49	—
Unamortized discount	(10)	(11)

Total TXU Corp.	4,866	4,852

Total TXU Corp. consolidated	12,638	12,641
Less amount due currently	(1,313)	(229)

Total long-term debt	$11,325	$12,412

(a)	These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
(b)	Interest rates in effect at June 30, 2005. These series are in a weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c)	Interest rates swapped to floating on an aggregate $3.4 billion principal amount.
(d)	Interest rates in effect at June 30, 2005.
(e)	These bonds are nonrecourse to TXU Electric Delivery.
(f)	Equity-linked.
(g)	The notes originally scheduled to be remarketed on August 11, 2005 will be rescheduled to November 10, 2005.

Debt Issuances and Retirements in 2005

In May 2005, TXU Energy Holdings repurchased all of the Brazos River Authority Pollution Control Revenue (Refunding) Bonds Series 1994A, in an aggregate principal amount of $39 million, at a price of 100% of the principal amount thereof, upon the scheduled mandatory tender date for this series. TXU Energy Holdings currently plans to remarket the bonds later this year.

In March and April 2005, as part of its ongoing liability management initiative, TXU Corp. repurchased $26 million principal amount of its outstanding Series L equity-linked debt securities and $5 million principal amount of its outstanding Series M equity-linked debt securities for $44 million. The $13 million premium primarily reflects the in-the-money value (to holders) of the associated equity purchase contracts, and was charged to additional paid-in-capital.

In January 2005, TXU Energy Holdings remarketed and converted to floating rate mode the Brazos River Authority Series 2001A pollution control revenue bonds with an aggregate principal amount of $71 million. The bonds were purchased upon mandatory tender in April 2004.

Other retirements of long-term debt in the first six months of 2005 totaling $53 million represent payments at scheduled maturity dates.

Fair Value Hedges – TXU Corp. uses fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt. At June 30, 2005, $3.4 billion of fixed rate debt had been effectively converted to variable rates through interest rate swap transactions, expiring through 2024. In the first quarter of 2005, TXU Corp. entered into interest rates swaps associated with $1.1 billion of fixed rate debt. These swaps qualified for and have been designated as fair value hedges in accordance with SFAS 133 (under the short-cut method as the hedges are 100% effective). The variable pay rates presented in the table below represent interest rates in effect at June 30, 2005 relating to the $3.4 billion of swapped fixed rate debt.

	Expected Maturity Date
	2006	2007	2008	2009	There- After	2005 Total
Fixed to variable	$600	$200	$450	$450	$1,700	$3,400
Average pay rate (variable)	8.01%	5.35%	6.95%	4.27%	4.74%	5.59%
Average receive rate (fixed)	6.38%	5.00%	6.24%	4.80%	6.19%	5.97%

The fair value adjustments reported above in the long-term debt table include $29 million representing changes in the fair market value of hedged fixed rate debt and a total of $33 million in favorable settlements of fixed-to-variable swaps previously designated as accounting hedges that is being amortized to earnings over the remaining life of the associated debt.

4. TAX BENEFIT RELATED TO TXU EUROPE

An income tax expense of $155 million for the six months ended June 30, 2005 includes $138 million in additional tax benefit related to the 2002 TXU Europe worthlessness deduction. The tax benefit was recorded in the first quarter and reflects identification of tax planning strategies TXU Corp. would implement to ensure utilization of capital losses associated with the write-off of the investment in TXU Europe. Also see Note 6 regarding income tax contingencies.

5. SHAREHOLDERS’ EQUITY

TXU Corp. Preference Stock — In June 2005, TXU Corp. redeemed all of its shares of Series B preference stock outstanding with an aggregate principal amount of $300 million.

Dividends — At its May 2005 meeting, the Board of Directors declared a quarterly dividend of $0.5625 a share, paid on July 1, 2005, to shareholders of record on June 3, 2005. At its February 2005 meeting, the Board of Directors declared a quarterly dividend of $0.5625 a share, paid on April 1, 2005, to shareholders of record on March 4, 2005 and at its October 2004 meeting declared a quarterly dividend of $0.5625, paid on January 3, 2005 to shareholders of record as of December 3, 2004.

Dividend Restrictions — TXU Corp. is required to make contract adjustment payments to the holders of equity-linked debt securities. TXU Corp. has the right to defer the contract adjustment payments, but any such election would subject TXU Corp. to restrictions on the payment of dividends on its common stock. TXU Corp. has no plans to defer these contract adjustment payments.

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

The following table presents the changes to common stock equity during the six months ended June 30, 2005:

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Common Stock Equity
Balance at December 31, 2004	$2	$2,806	$(2,283)	$(186)	$339
Common stock issuances	—	4	—	—	4
Equity–linked debt securities repurchases	—	(13)	—	—	(13)
Common stock repurchases	—	(484)	—	—	(484)
Net effects of cash flow hedges	—	—	—	54	54
Dividends	—	—	(278)	—	(278)
Net income	—	—	801	—	801
Effects of incentive compensation plans	—	11	—	—	11
Other	—	1	1	—	2

Balance at June 30, 2005	$2	$2,325	$(1,759)	$(132)	$436

6. CONTINGENCIES AND COMMITMENTS

Accelerated Share Repurchase Program — See Note 1 for information related to the accelerated share repurchase program, which was settled in May 2005.

Guarantees — TXU Corp. has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. Accounting rules require the recording of a liability for all guarantees entered into subsequent to December 31, 2002. These guarantees are described below.

Project development guarantees — In 1990, US Holdings repurchased an electric co-op’s minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op’s indebtedness to the US government for the facilities. The indebtedness is included in long-term debt reported in the consolidated balance sheet. US Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. US Holdings guaranteed the co-op’s payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op’s rights under the agreement, and such payments would then be owed directly by US Holdings. At June 30, 2005, the balance of the indebtedness was $130 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

Residual value guarantees in operating leases — TXU Corp. is the lessee under various operating leases that obligate it to guarantee the residual values of the leased facilities. At June 30, 2005, the aggregate maximum amount of residual values guaranteed was approximately $233 million with an estimated residual recovery of approximately $229 million. The substantial majority of the maximum guarantee amount relates to leases entered into prior to December 31, 2002. The average life of the lease portfolio is approximately six years.

Letters of credit — TXU Energy Holdings has entered into various agreements that require letters of credit for financial assurance purposes. Under its five-year revolving credit facility, letters of credit totaling $455 million were outstanding at June 30, 2005 to support existing floating rate pollution control revenue bond debt of approximately $445 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2009.

At June 30, 2005, TXU Energy Holdings has outstanding letters of credit under the three-year revolving credit facility in the amount of $133 million to support hedging and risk management margin requirements in the normal course of business and for miscellaneous credit support requirements. As of June 30, 2005, approximately 48% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the next two years.

Surety bonds — TXU Corp. has outstanding surety bonds of approximately $30 million to support performance under various subsidiary contracts and legal obligations in the normal course of business. The term of the surety bond obligations is approximately one year.

Other — US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal amount of $6 million at June 30, 2005, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature in 2011 and have an interest rate of 5.5%. US Holdings is required to make periodic payments equal to such principal and interest. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all its contract rights and obligations in connection with $1 million remaining principal amount of bonds at June 30, 2005, issued for similar purposes, which had previously been guaranteed by US Holdings. US Holdings is, however, contingently liable in the event of default by the municipality.

In connection with the TXU Gas transaction, on October 1, 2004, TXU Corp. agreed, for a period of three years, to indemnify Atmos Energy Corporation for certain qualified environmental claims that may arise in relation to the assets acquired by Atmos Energy Corporation. TXU Corp. is not required to indemnify Atmos Energy Corporation until the aggregate of all such qualified claims exceeds $10 million, and TXU Corp. is only required to indemnify Atmos Energy Corporation for 50% of qualified claims between $10 million and $20 million. The maximum amount that TXU Corp. would be required to pay Atmos Energy Corporation pursuant to this environmental indemnity is $192.5 million. In addition, TXU Corp. agreed to indemnify Atmos Energy Corporation for up to $500 million for any liability related to assets retained by TXU Gas, including certain inactive gas plant sites not acquired by Atmos Energy Corporation, and up to $1.4 billion for contingent liabilities associated with preclosing tax and employee related matters. In each case, TXU Corp.’s indemnification is limited to 10 years. The maximum aggregate amount that TXU Corp. may be required to pay is $1.925 billion. The estimated fair value of the indemnification recorded upon completion of the TXU Gas transaction was $2.5 million.

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

Income Tax Contingencies — TXU Corp. and certain of its subsidiaries are currently under audit by the IRS with respect to tax returns for various tax periods as discussed below, and are subject to audit by other taxing authorities and by the IRS for subsequent tax periods. The amount and timing of any tax assessments resulting from these audits are uncertain, and could have a material effect on TXU Corp.’s liquidity and results of operations. Certain audit matters as to which management believes there is a reasonable possibility of a material future tax assessment are discussed below. Other than as discussed below, there have been no material adjustments to tax reserves.

TXU Corp. 1994-1996 Audit — In the second quarter of 2005, TXU Corp. took actions to effectively finalize the IRS audit of its federal income tax returns for 1994-1996. Adjustments related to the audit resulted in additional tax due of $6 million and interest of $8 million. As a result, TXU Corp. recorded an income tax charge of $6 million, after taking into account previously established reserves. The adjustments resulted in a charge of $10 million at TXU Energy Holdings and a credit of $4 million at TXU Electric Delivery.

TXU Corp. 1997-2002 Audit — The IRS is currently examining TXU Corp.’s federal income tax returns for 1997-2002. In addition to proposed adjustments with respect to the worthlessness of TXU Corp.’s investment in TXU Europe (discussed separately below), the IRS has issued notices of proposed adjustment with respect to several other items. The IRS will likely issue additional proposed adjustments before the end of 2005, and is expected to complete its examination by the end of 2005 or early 2006. TXU Corp. expects to protest a number of adjustments, and expects that the protested issues will not be resolved until after 2006. Management believes that tax reserves recorded for potential adjustments to TXU Corp.’s 1997-2002 tax returns are adequate to provide for the expected outcome of the IRS’s proposed adjustments.

TXU Corp. 2003-2005 Audit — TXU Corp. expects that the IRS will commence an examination of its 2003 through 2005 tax returns during 2006. Consistent with its experience in prior audits, TXU Corp. expects that the IRS will propose adjustments to the tax returns and that TXU Corp. will incur some liability to resolve those proposed adjustments with the IRS. The precise nature and amount of any such proposed adjustments is uncertain but the likelihood of occurrence is probable. TXU Corp. has recorded reserves related to potential audit adjustments, representing the estimated tax expense to be incurred as a result of such audit adjustments.

TXU Gas (formerly ENSERCH Corporation) Audits — In the first quarter of 2005, the statute of limitations for the IRS to complete its audit of federal income tax returns for 1993 and 1994-1997 expired. The IRS has filed a notice of deficiency for an additional $8 million of tax for 1993 and $8 million for 1994. Although TXU Corp. does not believe that the notice of deficiency is supportable under existing facts and law, in June 2005, TXU Corp. paid the additional tax and accrued a related interest payable of $19 million. Income tax reserves were reversed to offset the effect on earnings. TXU Corp. is currently evaluating whether to seek a refund of the deficiency. Any such refund suit is required to be filed within two years of the June 2005 payment date.

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

If TXU Corp.’s ordinary loss deduction claimed on the 2002 tax return is not sustained, TXU Corp. would be required to repay approximately $459 million in tax refunds previously received (including interest through June 30, 2005) based on the assumptions used to determine the tax benefits recognized after receipt of the notice of proposed adjustments, and before taking into account other potential IRS adjustments to TXU Corp.’s 1997-2002 tax returns. In addition, TXU Corp. would owe additional tax of $116 million related to 2004. These amounts are reported as other noncurrent liabilities in the June 30, 2005 balance sheet. No material earnings charge is expected with respect to any such repayment. TXU Corp. is unable to predict the timing of any such repayment, but currently expects that it would not be made prior to 2007.

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

Legal Proceedings — On March 18, 2005, TXU Corp. received a subpoena from the SEC. The subpoena requires TXU Corp. to produce documents and other information for the period from January 1, 2001 to March 31, 2003 relating to, among other things, the financial distress at TXU Europe during 2002 and the resulting financial condition of TXU Corp., TXU Corp.’s reduction of its quarterly dividend in October 2002, and the following two previously disclosed claims against TXU Corp. and certain other persons named in such claims: (i) a lawsuit brought in April 2003 by a former employee of TXU Portfolio Management, William J. Murray (Murray Litigation) and (ii) various consolidated lawsuits brought by various shareholders of TXU Corp. during late 2002 and January 2003 (Shareholders’ Litigation). The documents accompanying the subpoena state that (i) the SEC is conducting a fact-finding inquiry for purposes of allowing it to determine whether there have been any violations of the federal securities laws and (ii) the request does not mean the SEC has concluded that TXU Corp. or any other person has violated the law. Although TXU Corp. cannot predict the outcome of the SEC inquiry, TXU Corp. does not believe there was any basis for the claims made in the Murray Litigation, which has now been settled. In addition, TXU Corp. has executed a memorandum of understanding regarding the settlement of the Shareholders’ Litigation. A final settlement stipulation has been signed and filed with the Court and the Court entered an order April 11, 2005 granting preliminary approval of the settlement. The Court held a hearing on June 23, 2005 to consider final approval of the settlement but has not yet granted such final approval. TXU Corp. has cooperated, and intends to continue to cooperate, with the SEC. In addition, on July 12, 2005, Mr. Erle Nye, currently a director of TXU Corp. and formerly the CEO and Chairman of the Board of TXU Corp., received a similar “fact-finding” subpoena from the SEC. Mr. Nye has informed TXU Corp. that he is in the process of responding to the SEC.

On February 18, 2005, a lawsuit was filed by Utility Choice, L.P. and Cirro Group, Inc. in the United States District Court for the Southern District of Texas, Houston Division, against TXU Corp. and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in a variety of anticompetitive conduct, including market manipulation in violation of antitrust and other laws. This lawsuit had been stayed pending a ruling on the Texas Commercial Energy (TCE) lawsuit described below. The Court subsequently lifted the stay and has entered an order following a July 21, 2005 conference setting a briefing schedule for the defendants to file motions to dismiss. TXU Corp. believes that claims against it and its subsidiary companies are without merit and that the dismissal of the TCE litigation requires that this case be dismissed as well. TXU Corp. and its subsidiaries intend to vigorously defend the lawsuit. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action.

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

On July 7, 2003, a lawsuit was filed by TCE in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy Holdings and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An amended complaint was filed in February 2004 that joined additional, unaffiliated defendants. Three retail electric providers filed motions for leave to intervene in the action alleging claims substantially identical to TCE’s. In addition, approximately 25 purported former customers of TCE filed a motion to intervene in the action alleging claims substantially identical to TCE’s, both on their own behalf and on behalf of a putative class of all former customers of TCE. An order granting TXU Energy Holdings’ Motion to Dismiss based on the filed rate doctrine was entered on June 24, 2004. TCE has appealed the dismissal; however, TXU Corp. believes the dismissal of the antitrust claims was proper and that it has not committed any violation of the antitrust laws. The appeal remains pending before the Fifth Circuit Court of Appeals; however, the Court has issued an opinion affirming the dismissal. TXU Corp. believes that TCE’s and the intervenors’ claims are without merit, and intends to vigorously defend the lawsuit on any further appeal. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action.

On April 28, 2003, a lawsuit referred to above as the Murray Litigation was filed by a former employee of TXU Portfolio Management in the United States District Court for the Northern District of Texas, Dallas Division, against TXU Corp., TXU Energy Holdings and TXU Portfolio Management. The plaintiff asserted claims under Section 806 of Sarbanes-Oxley arising from the termination of plaintiff’s employment and claims for breach of contract relating to payment of certain bonuses. Plaintiff sought back pay, payment of bonuses and alternatively, reinstatement or future compensation, including bonuses. In June 2005, this lawsuit was settled between the parties through a confidential mediation process. As a result of the settlement, the pending litigation has been dismissed.

On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This case was transferred to the Beaumont Division of the Eastern District of Texas and on March 24, 2004 was transferred to the Northern District of Texas, Dallas Division. This action is brought by an individual, alleging to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. Defendants have filed a motion to dismiss the lawsuit which is pending before the court; however, as a result of the dismissal of the antitrust claims in the litigation described above brought by TCE, the parties have agreed to stay this litigation until the appeal in the TCE case is final. TXU Corp. believes that the plaintiff lacks standing to assert any antitrust claims, that the defendants have not violated antitrust laws or other laws as claimed by plaintiff and that dismissal of the TCE litigation requires that this case be dismissed as well. Therefore, TXU Corp. believes that plaintiff’s claims are without merit and plans to vigorously defend the lawsuit. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action.

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

On October 23, 2002, a derivative lawsuit was filed by a purported shareholder on behalf of TXU Corp. in the 116th Judicial District Court of Dallas County, Texas, against TXU Corp., Erle Nye, Michael J. McNally, David W. Biegler, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret M. Maxey, J.E. Oesterreicher, Charles R. Perry and Herbert H. Richardson. The plaintiff alleges breach of fiduciary duty, abuse of control, mismanagement, waste of corporate assets, and breach of duties of loyalty and good faith. The named individual defendants are current or former officers and/or directors of TXU Corp. No amount of damages has been specified. The plaintiffs in such suit have failed to make a demand upon the directors as is required by law, and the case was stayed. The plaintiff filed a motion seeking to lift the stay which was granted in part solely to refer the case to mediation. Mediation was conducted but was unsuccessful and the case continues to be stayed. The defendants have filed pleadings seeking to have the case dismissed if the stay is lifted due to plaintiffs’ failure to make the statutorily required presuit demand and the Court has yet to rule on the requested dismissal.

In October, November, and December 2002 and January 2003, a number of lawsuits were filed in, removed to or transferred to the United States District Court for the Northern District of Texas against TXU Corp. and certain of its officers. These lawsuits, referred to above as the Shareholders’ Litigation, have been consolidated and lead plaintiffs have been appointed by the Court. The complaint alleged violations of the provisions of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Section 11 and 12 of the Securities Act of 1933, as amended, relating to alleged materially false and misleading statements, including statements in prospectuses related to the offering by TXU Corp. of its equity-linked debt securities and common stock in May and June 2002. On July 21, 2003, the lead plaintiffs filed an amended consolidated complaint against Erle Nye, Michael J. McNally, V.J. Horgan, and Brian N. Dickie and directors Derek C. Bonham, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret M. Maxey, J.E. Oesterreicher, Herbert H. Richardson and Charles R. Perry, as defendants. On January 20, 2005, TXU Corp. executed a memorandum of understanding pursuant to which TXU Corp. would (i) make a one-time payment of $150 million, of which $101 million has now been pledged by insurance carriers, (ii) make certain corporate governance changes, including heightened independence standards for directors, (iii) deny any liability in connection with the lawsuits, (iv) and be released from any claims or liabilities thereafter. TXU Corp. may receive additional amounts from insurance carriers, which would reduce the financial impact of the settlement to TXU Corp. During March 2005, the one time payment of $150 million was made to the plaintiff shareholders and $66 million of the $101 million pledged by insurance carriers was received by TXU Corp. In July 2005, TXU Corp. received the remaining $35 million pledged by insurance carriers. A final settlement stipulation has been signed and filed with the Court and the Court entered an order April 11, 2005 granting preliminary approval of the settlement, conditionally certifying a class for purposes of the settlement and providing for notice to the class members. The Court held a hearing on June 23, 2005 to consider final approval of the settlement but has not yet granted such final approval.

Other Contingencies — In October 2003, the former directors and officers of TXU Europe Limited and subsidiaries that are now in administration (collectively TXU Europe), who include current and former officers of TXU Corp. and subsidiary companies, received notices from certain creditors and the administrators of TXU Europe of various claims or potential claims related to losses incurred by creditors, including claims for alleged omissions from a securities offering document and alleged breaches by directors of their English law duties as directors of these companies in failing to minimize the potential losses to the creditors of TXU Europe. On January 27, 2005, TXU Corp. executed a comprehensive agreement resolving potential claims against TXU Corp. relating to TXU Europe. Pursuant to the agreement, TXU Corp. will make a $220 million one-time payment ($143 million after-tax), a substantial portion of which may be recovered from insurance carriers, denies any liability, and is released from all such claims. The settlement agreement was contingent in part upon creditor approval of the bankruptcy scheme presented by the administrators (CVAs). While such approval has been received, two creditor groups subsequently filed an application in UK court objecting to the CVAs. TXU Corp. expects that these objections will be resolved by the administrators but that completion of the settlement agreement will be delayed until the fourth quarter of 2005. The payment is expected to be sourced from working capital, credit facility capacity and insurance proceeds should agreements be reached with carriers.

General — In addition to the above, TXU Corp. is involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

Net pension and other postretirement benefit cost recognized during the three and six months ended June 30, 2005 and 2004 are comprised of the following (amounts in 2004 include the TXU Gas discontinued operations):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Components of net pension costs:
Service cost	$8	$13	$19	$25
Interest cost	25	34	65	64
Expected return on assets	(28)	(36)	(73)	(66)
Amortization of unrecognized prior service cost	1	1	2	2
Amortization of net loss	5	4	10	8
Curtailment loss	—	4	—	4

Net pension costs	$11	$20	$23	$37

Components of net other postretirement benefit costs:
Service cost	$4	$4	$7	$8
Interest cost	14	15	28	30
Expected return on assets	(5)	(4)	(10)	(9)
Amortization of unrecognized net transition asset	—	—	1	1
Amortization of unrecognized prior service cost	(1)	—	(2)	(1)
Amortization of net loss	6	7	12	14
Curtailment loss	—	(1)	—	(1)

Net other postretirement benefit costs	$18	$21	$36	$42

Net pension and other postretirement benefit costs	29	41	59	79
Less amounts deferred principally as a regulatory asset or property	(25)	(6)	(29)	(11)

Net amounts recognized as expense	$4	$35	$30	$68

The discount rate reflected in net pension and other postretirement benefit costs in 2005 is 6.0%. The expected rate of return on plan assets reflected in the 2005 cost amounts is 8.75% for the pension plan and 8.66% for other postretirement benefits.

Legislation enacted in the second quarter of 2005 resulted in a reduction of pension and postretirement benefit costs recognized in earnings, as it provides for regulatory recovery of additional amounts of such costs. See discussion immediately below.

Regulatory Recovery of Pension and Other Postretirement Benefit Costs — In June 2005, an amendment to the Public Utility Regulatory Act relating to pension and other postretirement benefits was enacted by the Legislature of the State of Texas. This amendment provides for the recovery by TXU Electric Delivery of pension and other postretirement benefit costs for all applicable TXU Energy Holdings’ active and retired employees (i.e., former employees of the regulated predecessor integrated electric utility) related to employee service prior to the unbundling of TXU Corp.’s electric utility business effective January 1, 2002 resulting from the 1999 Restructuring Legislation. The amendment additionally authorizes TXU Electric Delivery to establish, effective January 1, 2005, a regulatory asset or liability for the difference between the amounts of pension and other postretirement benefits approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, in the second quarter of 2005, TXU Electric Delivery deferred $19 million (as a regulatory asset or property) in pension and postretirement benefit costs for the effect of the amendment through June 30, 2005. Amounts deferred are ultimately subject to regulatory approval.

8. SEGMENT INFORMATION

TXU Corp.’s operations are aligned into two reportable segments: TXU Energy Holdings and TXU Electric Delivery. The segments are managed separately because they are strategic business units that offer different products or services and involve different risks.

TXU Energy Holdings – consists of electricity generation as well as consumer, business and wholesale energy markets activities, largely in Texas.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating revenues:
TXU Energy Holdings	$2,227	$2,115	$4,030	$4,072
TXU Electric Delivery	564	518	1,114	1,041
Corporate and other	6	11	12	17
Eliminations	(311)	(341)	(630)	(695)

Consolidated	$2,486	$2,303	$4,526	$4,435

Regulated revenues included in operating revenues:
TXU Energy Holdings	$—	$—	$—	$—
TXU Electric Delivery	564	518	1,114	1,041
Corporate and other	—	—	—	—
Eliminations	(304)	(335)	(615)	(685)

Consolidated	$260	$183	$499	$356

Affiliated revenues included in operating revenues:
TXU Energy Holdings	$2	$—	$4	$—
TXU Electric Delivery	304	335	615	685
Corporate and other	5	6	11	10
Eliminations	(311)	(341)	(630)	(695)

Consolidated	$—	$—	$—	$—

Income (loss) from continuing operations before extraordinary gain:
TXU Energy Holdings	$345	$(19)	$548	$97
TXU Electric Delivery	86	47	157	113
Corporate and other	(48)	(118)	85	(171)

Consolidated	$383	$(90)	$790	$39

No customer provided more than 10% of consolidated revenues.

9. DERIVATIVES AND HEDGES

As of June 30, 2005, it is expected that $44 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount primarily represents amortization of net losses on dedesignated cash flow hedges as the hedged transactions are settled. Of this amount, $35 million relates to commodity hedges and $9 million relates to financing-related hedges.

TXU Corp. experienced no net cash flow hedge ineffectiveness for the three months ended June 30, 2005 and $1 million, reported as a gain in revenues, for the six months ended June 30, 2005. For the three and six months ended June 30, 2004, TXU Corp. experienced net cash flow hedge ineffectiveness of $5 million and $17 million, respectively, reported as a loss in revenues.

The net effect of recording unrealized mark-to-market gains and losses arising from hedge ineffectiveness (versus recording gains and losses upon settlement) includes the above amounts as well as the effect of reversing unrealized ineffectiveness gains and losses recorded in previous periods to offset realized gains and losses in the current period. Such net effect totaled $3 million and $6 million, respectively, in net gains for the three and six months ended June 30, 2005 and $2 million and $17 million, respectively, in net losses for the three and six months ended June 30, 2004.

10. SUPPLEMENTARY FINANCIAL INFORMATION

Regulated Versus Unregulated Operations —

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating revenues:
Regulated	$564	$518	$1,114	$1,041
Unregulated	2,233	2,126	4,042	4,089
Intercompany sales eliminations – regulated	(304)	(335)	(615)	(685)
Intercompany sales eliminations – unregulated	(7)	(6)	(15)	(10)

Total operating revenues	2,486	2,303	4,526	4,435
Costs and operating expenses:
Cost of energy sold and delivery fees – unregulated*	910	1,013	1,654	1,920
Operating costs – regulated	180	180	362	355
Operating costs – unregulated	180	199	330	364
Depreciation and amortization – regulated	108	83	213	170
Depreciation and amortization – unregulated	81	95	164	199
Selling, general and administrative expenses – regulated	43	53	91	102
Selling, general and administrative expenses – unregulated	141	247	277	427
Franchise and revenue-based taxes – regulated	56	59	114	117
Franchise and revenue-based taxes – unregulated	25	27	51	54
Other income	(18)	(16)	(69)	(25)
Other deductions	26	438	29	457
Interest income	—	(2)	(19)	(6)
Interest expense and related charges	189	174	384	358

Total costs and expenses	1,921	2,550	3,581	4,492

Income (loss) from continuing operations before income taxes and extraordinary gain	$565	$(247)	$945	$(57)

*	Includes cost of fuel consumed of $246 million and $242 million for the three months ended June 30, 2005 and 2004, respectively, and $405 million and $462 million for the six months ended June 30, 2005 and 2004, respectively. The balance in each period represents energy purchased for resale and delivery fees.

The operations of the TXU Energy Holdings segment are included above as unregulated as the Texas market has been open to competition since January 2002. However, retail pricing to residential customers in the historical service territory continues to be subject to certain price controls (price-to-beat).

Other Income and Deductions —

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Other income:
Insurance recovery of litigation settlement (a)	$—	$—	$35	$—
Net gain on sale of businesses and other properties	11	16	25	17
Power services agreement termination fee	4	—	4	—
Equity portion of allowance for funds used during construction	—	—	1	1
Other	3	—	4	7

Total other income	$18	$16	$69	$25

Other deductions:
Charge related to coal contract counterparty nonperformance	$—	$—	$12	$—
Equity losses in unconsolidated subsidiaries	—	6	—	6
Debt extinguishment losses	—	43	—	43
Litigation settlements	11	100	11	100
Software write-off	—	110	—	110
Spare parts write-down	—	79	—	79
Capgemini outsourcing transition costs	3	2	8	4
Employee severance	3	92	2	107
Increase (decrease) in lease liability (b)	3	—	(13)	—
Other	6	6	9	8

Total other deductions	$26	$438	$29	$457

(a)	In April 2005, TXU Corp. reached agreement with an insurance carrier regarding recoveries to be received related to the consolidated amended securities class action lawsuit initially filed in October 2002 and settled in January 2005, for which a charge was recorded in 2004 and reported in other deductions. Proceeds of $35 million were received in July 2005.
(b)	In December 2004, TXU Corp. committed to immediately cease operating for its own benefit nine leased gas-fired combustion turbines, and recorded a charge of $157 million reported in other deductions. The charge represented the present value of the future lease payments for the turbines, net of estimated sublease proceeds. An adjustment of $15 million was recorded in the first quarter of 2005 to reflect indicative sublease bids received that exceeded the originally estimated sublease proceeds. A further true-up of the sublease proceeds for leases entered into resulted in a charge of $3 million in the second quarter of 2005.

Severance Liability Related to Restructuring Activities -

	TXU Energy Holdings	TXU Electric Delivery	Corp. & Other	Total

Liability for severance costs as of January 1, 2005	$42	$12	$1	$55
Additions to liability	1	—	—	1
Payments charged against liability	(12)	(4)	(1)	(17)
Other adjustments to the liability	(3)	—	—	(3)

Liability for severance costs as of June 30, 2005	$28	$8	$—	$36

Interest Expense and Related Charges —

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Interest	$188	$159	$379	$313
Distributions on exchangeable preferred membership interests of TXU Energy Holdings (a)	—	5	—	22
Interest on long-term debt held by subsidiary trust	—	4	—	13
Preferred stock dividends of subsidiaries	—	1	1	1
Amortization of debt discounts, premiums and issuance cost	5	7	12	14
Capitalized interest, including debt portion of allowance for funds used during construction	(4)	(2)	(8)	(5)

Total interest expense and related charges	$189	$174	$384	$358

(a)	In April 2004, TXU Corp. purchased TXU Energy Holdings’ preferred membership interests from unaffiliated holders, and subsequent to this purchase, TXU Energy Holdings has paid distributions on the preferred membership interests to TXU Corp.

Regulatory Assets and Liabilities —

	June 30, 2005	December 31, 2004
Regulatory Assets:
Generation-related regulatory assets securitized by transition bonds	$1,536	$1,607
Securities reacquisition costs	122	125
Recoverable deferred income taxes — net	117	109
Nuclear decommissioning asset	37	30
Other regulatory assets	137	123

Total regulatory assets	1,949	1,994

Regulatory Liabilities:
Investment tax credit and protected excess deferred taxes	75	79
Over-collection of securitization (transition) bond revenues	20	23
Other regulatory liabilities	2	1

Total regulatory liabilities	97	103

Net regulatory assets	$1,852	$1,891

Included in net regulatory assets are assets of $121 million at both June 30, 2005 and December 31, 2004 that are earning a return. The regulatory assets subject to securitization have a remaining recovery period of 11 years. Other regulatory assets have a remaining recovery period of 12 to 46 years.

Restricted Cash —

	Balance Sheet Classification At June 30, 2005
	Current Assets	Investment
Customer collections related to securitization bonds used only to service debt and pay expenses	$34	$—
Payment of fees associated with securitization (transition) bonds	—	10
Reserve for shortfalls of transition bond charges	—	1
Collateral for surety bonds	—	5
Demolition and relocation work to be performed by TXU Corp. related to the sale of land	9	12

Total	$43	$28

Accounts Receivable — At June 30, 2005 and December 31, 2004, accounts receivable of $1.2 billion and $1.3 billion, respectively, are stated net of allowance for uncollectible accounts of $38 million and $16 million, respectively. Allowances related to receivables sold are reported in other current liabilities and totaled $28 million and $47 million at June 30, 2005 and December 31, 2004, respectively. During the six months ended June 30, 2005, bad debt expense was $19 million, net account write-offs were $16 million and changes related to receivables sold increased the allowance for uncollectible accounts by $19 million. During the six months ended June 30, 2004, bad debt expense was $47 million, net account write-offs were $68 million and changes related to receivables sold increased the allowance for uncollectible accounts by $11 million.

Accounts receivable included $498 million and $422 million of unbilled revenues at June 30, 2005 and December 31, 2004, respectively.

Reserves Related to Commodity Contract Assets — At June 30, 2005 and December 31, 2004, current and noncurrent commodity contract assets, arising principally from mark-to-market accounting, totaled $1.3 billion and $861 million, respectively, and are stated net of applicable credit (collection) and performance reserves totaling $18 million and $15 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

Intangible Assets — Intangible assets other than goodwill are comprised of the following:

	As of June 30, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Capitalized software placed in service	$364	$303	$61	$364	$294	$70
Land easements	174	62	112	173	61	112
Mineral rights and other	31	23	8	31	23	8

Total	$569	$388	$181	$568	$378	$190

Aggregate TXU Corp. amortization expense for intangible assets for the three months ended June 30, 2005 and 2004 was $5 million and $13 million, respectively. Aggregate TXU Corp. amortization expense for intangible assets for the six months ended June 30, 2005 and 2004 was $11 million and $38 million, respectively. At June 30, 2005, the weighted average useful lives of capitalized software, land easements and mineral rights and other were 5 years, 69 years and 40 years, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2004 is as follows:

Year	Amount
2005	$19
2006	18
2007	15
2008	13
2009	6

Goodwill of $542 million reported in the consolidated balance sheet as of June 30, 2005 and December 31, 2004 includes $517 million related to TXU Energy Holdings and $25 million related to TXU Electric Delivery.

Inventories by Major Category —

	June 30, 2005	December 31, 2004
Materials and supplies	$197	$169
Fuel stock	78	79
Gas stored underground	72	72

Total inventories	$347	$320

Inventories are carried at average costs.

Property, Plant and Equipment — As of June 30, 2005 and December 31, 2004, property, plant and equipment of $16.8 billion and $16.7 billion, respectively, is stated net of accumulated depreciation and amortization of $11.5 billion and $11.2 billion, respectively.

As of June 30, 2005, substantially all of TXU Electric Delivery’s electric utility property, plant and equipment (with a net book value of $6.8 billion) is pledged as collateral on TXU Electric Delivery’s first mortgage bonds and senior secured notes.

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

The asset retirement liability was $520 million at June 30, 2005 and $631 million at December 31, 2004. Accretion during the six months ended June 30, 2005 totaled $17 million and reclamation payments totaled $15 million. Also, during the first quarter of 2005, an updated study of the cost to decommission TXU Corp.’s nuclear generating facility was completed. As a result of the updated study, the asset retirement obligation and related asset were adjusted downward $113 million, or 19%, principally due to revised cost escalation factors assumed in the previous study.

Accounting under SFAS 143 has no earnings impact with respect to the recognition of the asset retirement costs for nuclear decommissioning, as all costs are recoverable through the regulatory process as part of TXU Electric Delivery’s rate setting.

Supplemental Cash Flow Information —

	Six Months Ended June 30,
	2005	2004
Cash payments related to continuing operations:
Interest (net of amounts capitalized)	$366	$371
Income taxes	$46	$5
Cash payments related to discontinued operations:
Interest (net of amounts capitalized)	$—	$87
Income taxes	$16	$—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TXU Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Corp. and subsidiaries (TXU Corp.) as of June 30, 2005, and the related condensed statements of consolidated income and comprehensive income for the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed statements of consolidated cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of TXU Corp.’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TXU Corp. as of December 31, 2004, and the related statements of consolidated income, comprehensive income, cash flows and shareholders’ equity for the year then ended (not presented herein); and in our report (which report includes explanatory paragraphs related to the Company’s change in method of accounting for stock based compensation with the election to early adopt Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment and the rescission of Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities and the restatement of the statements of cash flows for the three years in the period ended December 31, 2004) dated March 16, 2005 and June 8, 2005 as to Note 21, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
August 5, 2005

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

Subsequent to rating actions taken by S&P (see discussion below under “Credit Ratings”), TXU Corp. has undertaken a detailed review of its financial strategy and business plans. TXU Corp. continues to evaluate growth strategies and other value-creating opportunities involving each of its businesses and assets.

Discontinued Operations — The Pedricktown, New Jersey 122 MW power production business was sold on July 1, 2005 for $8.7 million in cash.

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

TXU Corp. Consolidated

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Reference is made to the consolidated income statements presented in the financial statements and the comparisons of results by business segment following the discussion of consolidated results immediately below. The business segment comparisons provide additional detail and quantification of items affecting financial results.

TXU Corp.’s operating revenues increased $183 million, or 8%, to $2.5 billion in 2005.

•	Operating revenues in the TXU Energy Holdings segment increased $112 million, or 5%, to $2.2 billion driven by higher retail and wholesale pricing, partially offset by the effect of lower sales volumes. Retail volumes declined 17% primarily reflecting loss of customers due to competitive activity, particularly in the large business market.

•	Operating revenues in the TXU Electric Delivery segment increased $46 million, or 9%, to $564 million in 2005 driven by higher tariffs, including transition charges associated with securitization bonds.

•	Consolidated revenue growth reflected a $30 million reduction in the intercompany sales elimination, primarily reflecting lower sales by TXU Electric Delivery to TXU Energy Holdings as sales to nonaffiliated REPs increased.

Gross Margin

	Three Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue

Operating revenues	$2,486	100%	$2,303	100%
Costs and expenses:
Cost of energy sold, including delivery fees	910	37%	1,013	44%
Operating costs	360	14%	379	17%
Depreciation and amortization	186	8%	167	7%

Gross margin	$1,030	41%	$744	32%

Gross margin is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the variable and fixed costs to generate and deliver energy. Cost of energy sold consists of fuel and purchased power costs. Operating costs relate directly to generation plants and the transmission and distribution (delivery) system. Depreciation and amortization expense included in gross margin relates to assets that are directly used in the generation and delivery of electricity.

Gross margin increased $286 million, or 38%, to $1.0 billion in 2005.

•	The TXU Energy Holdings segment’s gross margin increased $273 million, or 56%, to $758 million, driven by higher pricing partially offset by the effect of lower volumes.

•	The TXU Electric Delivery segment’s gross margin increased by $22 million, or 9%, to $276 million in 2005, driven by higher transmission-related revenues and other tariff increases.

Operating costs decreased $19 million, or 5%, to $360 million in 2005. The decline primarily reflected the absence of $14 million in costs related to activities no longer performed (TXU Gas customer support as well as combustion turbine and gas transportation operations) at TXU Energy Holdings and an $11 million effect of legislation enacted in the second quarter of 2005 that reduced the amount of pension and other postretirement benefit costs recognized in earnings. See Note 7 to Financial Statements. (Also see effect of this legislation on SG&A expense.) Operating costs at TXU Electric Delivery also reflected $5 million in higher contractor expenses primarily for vegetation management.

Depreciation and amortization (including amounts shown in the gross margin table above) increased $11 million, or 6%, to $189 million in 2005. The increase was driven by higher amortization of the transition bond regulatory asset, partially offset by lower software amortization.

SG&A expense decreased $116 million, or 39%, to $184 million in 2005. The decline was driven by a $37 million effect of nonrecurring executive compensation costs in 2004, the benefits of cost reduction initiatives including the Capgemini outsourcing agreement totaling approximately $26 million and lower bad debt expense of $13 million. The decrease also included an $8 million effect of legislation enacted in the second quarter of 2005 that reduced the amount of pension and other postretirement benefit costs recognized in earnings.

Other deductions decreased $412 million to $26 million in 2005. The decline reflected $381 million in charges in 2004 for employee severance and asset writedowns related to restructuring actions as well as a litigation-related charge, all described in detail in the TXU Corp. 2004 Form 10-K/A.

Interest expense and related charges increased $15 million, or 9%, to $189 million in 2005 reflecting a $11 million increase due to higher average borrowings and a $4 million increase due to higher average rates.

The effective income tax rate on results from continuing operations before extraordinary gain was 32.2% on income in 2005 compared to 63.6% on a loss in the 2004 quarter. The 2004 period reflected a $75 million tax benefit arising from the sale of TXU Fuel and the ongoing benefits of lignite depletion and investment tax credit amortization, partially offset by the nondeductibility of certain executive compensation and the limited deductibility of expenses recorded in connection with the repurchase of equity-linked securities.

Results from continuing operations before extraordinary gain (an after-tax measure) increased $473 million to $383 million in 2005 from a loss of $90 million in 2004.

•	Results in the TXU Energy Holdings segment improved $364 million driven by increased gross margin, the effect of restructuring-related charges in 2004 and lower SG&A expenses.

•	Earnings in the TXU Electric Delivery segment rose $39 million driven by the effect of restructuring-related charges in 2004, an increase in transmission-related and other tariffs and lower SG&A expenses.

•	Results from corporate and other activities improved $70 million reflecting:

•	a litigation accrual of $65 million after-tax in 2004;

•	debt retirement expenses of $39 million after-tax in 2004; and

•	nonrecurring executive compensation expenses of $37 million pre and after-tax in 2004;

partially offset by:

•	recognition of a $75 million tax benefit in 2004 arising from the sale of TXU Fuel.

Net pension and other postretirement benefit costs reduced income from continuing operations by $3 million in 2005 and $20 million in 2004.

Results from discontinued operations (an after-tax measure) totaled a loss of $4 million in 2005 and income of $330 million in 2004. The 2004 amount primarily reflects the recognition of tax benefits associated with the TXU Europe write-off, partially offset by charges related to the dispositions of TXU Australia and TXU Gas as well as regulatory-related asset writedowns at TXU Gas.

An extraordinary gain of $16 million (net of tax of $9 million) in 2004 represents an increase in the carrying value of TXU Electric Delivery’s regulatory asset subject to securitization. The second and final tranche of the securitization bonds was issued in June 2004. The increase in the related regulatory asset is due to the effect of higher interest rates on the bonds and therefore increased amounts to be recovered in tariffs billed to REPs by TXU Electric Delivery as transition charges to service the bonds.

Diluted results per share of common stock were net income of $1.39 in 2005 compared to a net loss of $1.87 in 2004.

•	The 2005 diluted per share results reflect a $0.15 per share negative impact associated with the November 2004 accelerated share repurchase program, which was settled in May 2005 for $523 million in cash. This settlement amount includes the difference between the initial price of the shares and the actual costs of the shares purchased by the counterparty under the program as well as related fees and expenses. Because of TXU Corp.’s stated intention to settle the program in cash rather than shares, accounting rules require that earnings used in the diluted earnings per share calculation be reduced by the change in fair value of the settlement, which was $36 million (without tax benefit) in the quarter. Also see Note 1 to Financial Statements.

•	The comparison of diluted net income per share benefited from a $0.35 per share impact of 77 million fewer average shares outstanding. Basic average common shares outstanding decreased 26% to 238 million shares reflecting the repurchase of 20 million shares in an accelerated repurchase program in June 2004 and the repurchase of 52.5 million shares in the November 2004 accelerated repurchase program. Diluted average common shares decreased 24% to 243 million shares.

TXU Corp. Consolidated

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

TXU Corp.’s operating revenues increased $91 million, or 2%, to $4.5 billion in 2005.

•	Operating revenues in the TXU Energy Holdings segment declined $42 million, or 1%, to $4.0 billion driven by the effect of lower sales volumes, partially offset by higher retail and wholesale pricing. Retail volumes declined 19% primarily reflecting loss of customers due to competitive activity, particularly in the large business market.

•	Operating revenues in the TXU Electric Delivery segment increased $73 million, or 7%, to $1.1 billion in 2005 driven by higher tariffs, including transition charges associated with securitization bonds.

•	Consolidated revenue growth reflected a $65 million reduction in the intercompany sales elimination, primarily reflecting lower sales by TXU Electric Delivery to TXU Energy Holdings as sales to nonaffiliated REPs increased.

Gross Margin

	Six Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue
Operating revenues	$4,526	100%	$4,435	100%
Costs and expenses:
Cost of energy sold, including delivery fees	1,654	37%	1,920	43%
Operating costs	692	15%	719	16%
Depreciation and amortization	371	8%	333	8%

Gross margin	$1,809	40%	$1,463	33%

Gross margin increased $346 million, or 24%, to $1.8 billion in 2005.

•	The TXU Energy Holdings segment’s gross margin increased $335 million, or 36%, to $1.3 billion, driven by higher pricing partially offset by the effect of lower volumes.

•	The TXU Electric Delivery segment’s gross margin increased by $20 million, or 4%, to $539 million in 2005, driven by higher transmission-related revenues and other tariff increases.

Operating costs decreased $27 million, or 4%, to $692 million in 2005. The decline primarily reflected the absence of $30 million in costs related to activities no longer performed (TXU Gas customer support as well as combustion turbine and gas transportation operations) at TXU Energy Holdings and an $8 million effect of legislation enacted in the second quarter of 2005 that reduced the amount of pension and other postretirement benefit costs recognized in earnings. See Note 7 to Financial Statements. (Also see effect of this legislation on SG&A expense.) Operating costs at TXU Electric Delivery also reflected $5 million in higher contractor expenses primarily for vegetation management costs.

Depreciation and amortization (including amounts shown in the gross margin table above) increased $8 million, or 2%, to $377 million in 2005. The increase was driven by higher amortization of the transition bond regulatory asset, partially offset by lower software amortization.

SG&A expense decreased $161 million, or 30%, to $368 million in 2005. The decline was driven by a $52 million effect of nonrecurring compensation costs in 2004, the benefits of cost reduction initiatives including the Capgemini outsourcing agreement totaling $45 million and lower bad debt expense of $28 million. The decrease also included an $8 million effect of legislation enacted in the second quarter of 2005 that reduced the amount of pension and other postretirement benefit costs recognized in earnings.

Other income increased by $44 million to $69 million in 2005. The 2005 amount reflects additional insurance proceeds of $35 million agreed upon with a carrier related to the settlement of the consolidated amended securities class action lawsuit and $24 million of amortization of the deferred gain on the sale of the gas transportation business. The 2004 amount included $17 million of amortization of deferred gains on asset sales.

Other deductions decreased $428 million to $29 million in 2005. The decline reflected $396 million in charges in 2004 for employee severance and asset writedowns related to the restructuring actions as well as a litigation-related charge, all described in detail in the TXU Corp. 2004 Form 10-K/A.

Interest income increased $13 million to $19 million in 2005 primarily reflecting losses on interest rate swaps in 2004 and higher interest earned on short-term investments in 2005.

Interest expense and related charges increased $26 million, or 7%, to $384 million in 2005 reflecting higher average borrowings.

The effective income tax rate on results from continuing operations before extraordinary gain was 16.4% on income in 2005 compared to 168.4% on a loss in the 2004.

•	The 2005 effective tax rate reflects recognition in the first quarter of $138 million in additional tax benefit related to the TXU Europe write-off. This benefit reflects identification of tax planning strategies TXU Corp. would implement to ensure utilization of capital losses associated with the write-off of the investment in TXU Europe.

•	The 2004 effective tax rate reflected a $75 million tax benefit arising from the sale of TXU Fuel and the ongoing benefits of lignite depletion and investment tax credit amortization, partially offset by the non-deductibility of certain executive compensation and the limited deductibility of expenses recorded in connection with the repurchase of equity-linked securities.

Income from continuing operations before extraordinary gain (an after-tax measure) increased $751 million to $790 million in 2005.

•	Earnings in the TXU Energy Holdings segment increased $451 million driven by improved gross margin, the effect of restructuring-related charges in 2004 and lower SG&A expenses.

•	Earnings in the TXU Electric Delivery segment rose $44 million primarily driven by the effect of restructuring-related charges in 2004, an increase in transmission-related and other tariffs.

•	Results from corporate and other activities improved $256 million reflecting:

•	$138 million in additional tax benefit in 2005 related to TXU Europe;

•	litigation accrual of $65 million after-tax in 2004;

•	nonrecurring executive compensation of $52 million pre and after-tax in 2004;

•	debt-retirement expenses of $39 million after-tax in 2004; and

•	$23 million after-tax in additional insurance recovery in 2005 related to the securities litigation settlement;

partially offset by:

•	recognition in 2004 of a $75 million tax benefit in 2004 arising from the sale of TXU Fuel.

Net pension and postretirement benefit costs reduced income from continuing operations by $20 million in 2005 and $38 million in 2004.

Income from discontinued operations (an after-tax measure) totaled $11 million in 2005 and $380 million in 2004. The 2005 amount primarily reflects resolution of working capital adjustments to the sale price related to the TXU Gas transaction. The 2004 amount primarily reflects the recognition of tax benefits associated with the TXU Europe write-off, partially offset by charges related to the dispositions of TXU Australia and TXU Gas as well as regulatory-related asset write-downs at TXU Gas.

An extraordinary gain of $16 million (net of tax of $9 million) in 2004 represents an increase in the carrying value of TXU Electric Delivery’s regulatory asset subject to securitization. The second and final tranche of the securitization bonds was issued in June 2004. The increase in the related regulatory asset is due to the effect of higher interest rates on the bonds and therefore increased amounts to be recovered in tariffs billed to REPs by TXU Electric Delivery as transition charges to service the bonds.

Diluted results per share of common stock were net income of $1.21 in 2005 compared to a net loss of $1.32 in 2004.

•	The 2005 diluted per share results reflect a $2.05 per share negative impact associated with the November 2004 accelerated share repurchase program, which was settled in May 2005 for $523 million in cash. This settlement amount includes the difference between the initial price of the shares and the actual costs of the shares purchased by the counterparty under the program as well as related fees and expenses. Because of TXU Corp.’s stated intention to settle the program in cash rather than shares, accounting rules require that earnings used in the diluted earnings per share calculation be reduced by the change in fair value of the settlement, which was $498 million (without tax benefit) in the period. Also see Note 1 to Financial Statements.

•	The comparison of diluted net income per share benefited from a $0.29 per share impact of 79 million fewer average shares outstanding. Basic average common shares outstanding decreased 26% to 238 million shares reflecting the repurchase of 20 million shares an accelerated repurchase program in June 2004 and the repurchase of 52.5 million shares in the November 2004 accelerated repurchase program. Diluted average common shares decreased 25% to 243 million shares.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2005. The net changes in these assets and liabilities, excluding “other activity” as described below, represent the net effect of mark-to-market accounting for positions in the commodity contract portfolio, which excludes positions that qualify for hedge accounting. For the year-to-date 2005 period, this effect totaled $12 million in unrealized net gains ($35 million in net gains on open positions less $23 million in reversals of net gains recognized in prior periods.) These positions consist largely of economic hedge transactions, but also include some speculative trading.

Six Months Ended June 30, 2005
Balance of net commodity contract assets at beginning of period	$23
Settlements of positions included in the opening balance (1)	(23)
Unrealized mark-to-market valuations of positions held at end of period	35
Other activity (2)	50

Balance of net commodity contract assets at end of period	$85

(1)	Represents unrealized mark-to-market valuations of these positions recognized in earnings prior to the beginning of the period.
(2)	These activities have no effect on unrealized mark-to-market valuations. Includes initial values of positions involving the receipt or payment of cash or other consideration, including $56 million related to natural gas physical swap transactions, as well as option premiums and related amortization. Also includes a $12 million charge related to nonperformance by a coal contract counterparty.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Unrealized gains/(losses) related to commodity contract portfolio	$39	$(11)	$12	$(14)
Ineffectiveness gains/(losses) related to cash flow hedges	3	(2)	6	(17)

Total unrealized gains/(losses) related to commodity contracts	$42	$(13)	$18	$(31)

These amounts are included in the “hedging and risk management activities” component of revenues.

Accounting Election Related to Sales Contracts — Effective with the second quarter of 2005, TXU Corp. elected the normal sale exception under SFAS 133 for all fixed price sales contracts with large business customers entered into after May 2005 (thus the contracts are not marked-to-market). As part of its risk management activities, TXU Corp. has discontinued economically hedging these contracts with mark-to-market instruments for future periods (after 2005) in which the portfolio is not already balanced. As disclosed in the 2004 Form 10-K/A, similar sales contracts were marked-to-market effective with new contract activity after November 2004 upon a decision to no longer elect the normal sale exception and to economically hedge the contracts with mark-to-market instruments. These accounting elections were driven by TXU Corp.’s continued review of its large business customer sale operations and ongoing management of the overall portfolio exposure to energy price risk. As TXU Corp. economically hedges its natural long power position (generation load), TXU Corp. strives to make elections under SFAS 133 with respect to the hedging instruments that allow accounting results to better reflect its economic position.

Maturity Table — Of the net commodity contract asset balance above at June 30, 2005, the amount representing cumulative unrealized mark-to-market net gains that have been recognized in current and prior years’ earnings is $33 million. The remaining net asset of $52 million included in the June 30, 2005 balance sheet is comprised principally of amounts representing current and prior years’ net payments of cash or other consideration, including amounts related to natural gas physical swap transactions, as well as option premiums, net of amortization. The following table presents the unrealized net commodity contract asset arising from mark-to-market accounting as of June 30, 2005, scheduled by contractual settlement dates of the underlying positions.

	Maturity dates of unrealized net commodity contract asset at June 30, 2005
Source of fair value	Maturity less than 1 year	Maturity of 1-3 years	Maturity of 4-5 years	Maturity in Excess of 5 years	Total
Prices actively quoted	$14	$59	$2	$—	$75
Prices provided by other
external sources	(35)	(34)	(2)	(4)	(75)
Prices based on models	19	14	—	—	33

Total	$(2)	$39	$—	$(4)	$33

Percentage of total fair value	(6)%	118%	—%	(12)%	100%

As the above table indicates, 112% of the net unrealized mark-to-market valuation gains at June 30, 2005 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The “prices actively quoted” category reflects only exchange traded contracts with active quotes available. The “prices provided by other external sources” category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power and natural gas generally extend through 2007 and 2010, respectively. The “prices based on models” category contains the value of all nonexchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

TXU Energy Holdings

Financial Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Operating revenues	$2,227	$2,115	$4,030	$4,072

Costs and expenses:
Cost of energy sold and delivery fees	1,216	1,348	2,272	2,602
Operating costs	177	200	330	367
Depreciation and amortization	77	88	156	185
Selling, general and administrative expenses	113	163	227	310
Franchise and revenue-based taxes	24	27	50	53
Other income	(6)	(12)	(8)	(13)
Other deductions	12	261	13	281
Interest income	(11)	(7)	(21)	(8)
Interest expense and related charges	94	93	185	172

Total costs and expenses	1,696	2,161	3,204	3,949

Income (loss) from continuing operations before income taxes	531	(46)	826	123
Income tax expense (benefit)	186	(27)	278	26

Income (loss) from continuing operations	$345	$(19)	$548	$97

TXU Energy Holdings

Sales Volume Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change %	2005	2004	Change %
Sales volumes:

Retail electricity sales volumes (GWh):
Historical service territory:
Residential	7,100	7,367	(3.6)	13,417	14,486	(7.4)
Small business (a)	2,289	2,542	(10.0)	4,323	5,075	(14.8)

Total historical service territory	9,389	9,909	(5.2)	17,740	19,561	(9.3)
Other territories:
Residential	858	731	17.4	1,486	1,249	19.0
Small business (a)	165	89	85.4	304	150	102.7

Total other territories	1,023	820	24.8	1,790	1,399	27.9
Large business and other customers	4,172	6,771	(38.4)	8,534	13,480	(36.7)

Total retail electricity	14,584	17,500	(16.7)	28,064	34,440	(18.5)
Wholesale electricity sales volumes	11,331	12,171	(6.9)	22,811	24,724	(7.7)

Total retail and wholesale electricity sales volumes	25,915	29,671	(12.7)	50,875	59,164	(14.0)

Retail volumes (GWh) – weather adjusted (b):
Residential	7,643	8,098	(5.6)	14,727	15,735	(6.4)
Small business	2,411	2,631	(8.4)	4,601	5,225	(11.9)
Large business and other customers	4,166	6,771	(38.5)	8,542	13,480	(36.6)

Average volume (kWh) per retail customer (c):
Residential	3,809	3,649	4.4	7,091	7,108	(0.2)
Small business	8,096	8,161	(0.8)	15,028	16,222	(7.4)
Large business and other customers	71,155	87,380	(18.6)	129,342	184,108	(29.7)

Average volume (kWh) per retail customer – weather adjusted (b):
Residential	3,659	3,649	0.3	7,008	7,108	(1.4)
Small business	7,957	8,161	(2.5)	14,944	16,222	(7.9)
Large business and other customers	71,057	87,380	(18.4)	129,466	184,108	(29.7)

Weather (service territory average) – percent of normal (d):
Percent of normal:
Cooling degree days	102.2%	89.9%		101.3%	92.2%
Heating degree days	106.9%	109.9%		89.6%	93.8%

(a)	Customers with demand of less than 1 MW annually.
(b)	2005 amounts adjusted for estimated weather effect as compared to 2004.
(c)	Calculated using average number of customers for period.
(d)	Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

TXU Energy Holdings

Customer Count Data

	Six Months Ended June 30,
	2005	2004	Change %
Customer counts:

Retail electricity customers (end of period and in thousands) (a):
Historical service territory:
Residential	1,865	2,037	(8.4)
Small business (b)	294	318	(7.5)

Total historical service territory	2,159	2,355	(8.3)

Other territories:
Residential	193	183	5.5
Small business (b)	7	6	16.7

Total other territories	200	189	5.8

Large business and other customers	56	77	(27.3)

Total retail electricity customers	2,415	2,621	(7.9)

(a)	Based on number of meters.
(b)	Customers with demand of less than 1 MW annually.

TXU Energy Holdings

Revenue and Market Share Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change %	2005	2004	Change %
Operating revenues (millions of dollars):

Retail electricity revenues:
Historical service territory:
Residential	$838	$750	11.7	$1,474	$1,400	5.3
Small business (a)	270	258	4.7	498	514	(3.1)

Total historical service territory	1,108	1,008	9.9	1,972	1,914	3.0

Other territories:
Residential	99	72	37.5	156	115	35.7
Small business (a)	15	8	87.5	27	14	92.9

Total other territories	114	80	42.5	183	129	41.9

Large business and other customers	332	455	(27.0)	659	908	(27.4)

Total retail electricity revenues	1,554	1,543	0.7	2,814	2,951	(4.6)
Wholesale electricity revenues	549	476	15.3	1,065	942	13.1
Hedging and risk management activities	47	11	—	(6)	3	—
Other revenues	77	85	(9.4)	157	176	(10.8)

Total operating revenues	$2,227	$2,115	5.3	$4,030	$4,072	(1.0)

Hedging and risk management activities:

Net realized gains (losses) on settled positions	$5	$24		$(24)	$34
Reversal of previously recognized net unrealized gains on settled positions	(14)	(9)		(23)	(39)
Net unrealized gains (losses) on open positions, including ineffectiveness	56	(4)		41	8

Total	$47	$11		$(6)	$3

Average revenues per MWh:

Residential	$117.80	$101.53	16.0	$109.39	$96.27	13.6
Small business	$116.38	$101.28	14.9	$113.59	$101.06	12.4
Large business and other customers	$79.43	$67.14	18.3	$77.19	$67.33	14.6

Estimated share of ERCOT retail markets (b):

Historical service territory:
Residential (c)				77%	85%
Small business (c)				74%	83%
Total ERCOT:
Residential				42%	45%
Small business				30%	33%
Large business and other customers				24%	35%

(a)	Customers with demand of less than 1 MW annually.
(b)	Based on number of meters, except large business which is based upon annualized consumption.
(c)	Estimated market share is based on the number of customers that have choice.

TXU Energy Holdings

Cost of Energy Sold Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change %	2005	2004	Change %
Cost of energy sold and delivery fees ($ millions):
Nuclear fuel (baseload)	$18	$17	5.9	$38	$38	—
Lignite/coal (baseload)	119	116	2.6	234	242	(3.3)

Total baseload	137	133	3.0	272	280	(2.9)
Gas/oil fuel and purchased power	671	788	(14.8)	1,186	1,456	(18.5)
Other cost of energy sold	70	57	22.8	133	112	18.8

Cost of energy sold	878	978	(10.2)	1,591	1,848	(13.9)
Delivery fees	338	370	(8.6)	681	754	(9.7)

Cost of energy sold and delivery fees	$1,216	$1,348	(9.8)	$2,272	$2,602	(12.7)

Fuel and purchased power costs (cost of energy sold, which excludes generation plant operating costs) per MWh:
Nuclear generation	$4.20	$4.25	(1.2)	$4.19	$4.34	(3.5)
Lignite/coal generation (a)	$12.02	$12.36	(2.7)	$11.98	$12.81	(6.5)
Gas/oil generation and purchased power	$56.59	$47.17	20.0	$54.27	$45.60	19.0

Delivery fees per MWh	$22.84	$20.86	9.5	$23.95	$21.59	10.9

Production and purchased power volumes (GWh):
Nuclear (baseload)	4,250	3,992	6.5	9,047	8,845	2.3
Lignite/coal (baseload)	10,605	10,223	3.7	21,125	20,426	3.4
Gas/oil	1,005	1,401	(28.3)	1,265	2,311	(45.3)
Purchased power	10,780	15,237	(29.3)	20,586	29,469	(30.1)

Total energy supply	26,640	30,853	(13.7)	52,023	61,051	(14.8)
Less line loss and other	725	1,182	(38.7)	1,148	1,887	(39.2)

Net energy supply volumes	25,915	29,671	(12.7)	50,875	59,164	(14.0)

Baseload capacity factors (%):
Nuclear	84.9%	79.9%		90.8%	88.4%
Lignite/coal	86.9%	83.9%		87.3%	83.8%
Total base load	86.3%	82.8%		88.3%	85.1%

(a)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.

TXU Energy Holdings

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Operating revenues increased $112 million, or 5%, to $2.2 billion in 2005.

•	Retail electricity revenues increased $11 million to $1.6 billion.

•	This increase reflected $268 million in higher average pricing due to increased price-to-beat rates, reflecting regulatory-approved fuel factor increases in 2004 and 2005, and higher pricing in the competitive business market, both resulting from higher natural gas prices.

•	The effect of higher average retail pricing was partially offset by a $257 million decrease attributable to a 17% drop in sales volumes, primarily reflecting loss of customers due to competitive activity, particularly in the large business market. Lower large business market volumes also reflected a strategy to target higher margin customers in that segment. Total residential and small business sales volumes fell 3%, driven by competitive activity and stricter credit and collection policies and partially offset by the effect of increased consumption due to hotter weather.

•	Retail electricity customer counts at June 30, 2005 declined 8% from June 30, 2004. Total residential and small business customer counts in the historical service territory declined 8% and in all combined territories declined 7%.

•	Wholesale electricity revenues grew $73 million, or 15%, to $549 million reflecting a $106 million increase due to the effect of increased natural gas prices on wholesale prices, partially offset by a $33 million decrease attributable to a 7% decline in sales volumes.

•	The wholesale sales volumes comparison to 2004 reflects an increase in volumes in 2004 due to the establishment of the new northeast zone in ERCOT. Because TXU Energy Holdings has a generation plant and a relatively small retail customer base in the new zone, wholesale sales volumes increased, and wholesale power purchases also increased to meet retail sales demand in other zones and minimize congestion costs. Completion of transmission projects later in 2004 reduced congestion costs, resulting in normalized sales and purchase volumes in the second quarter of 2005.

•	The decrease in other revenues of $8 million primarily reflected the effect of no longer providing customer care support to TXU Gas and the sale of the gas transportation business in June 2004.

Results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, totaled $47 million and $11 million in net gains in 2005 and 2004, respectively. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Results in 2005 included:

•	$55 million in net unrealized gains resulting primarily from increasing market heat rates;

•	$22 million in net realized losses (compared to $4 million in net realized losses in 2004), associated with prior years’ cash flow hedges, reclassified from accumulated other comprehensive income; and

•	$9 million in net unrealized gains on hedges from changes in natural gas prices.

Gross Margin

	Three Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue
Operating revenues	$2,227	100%	$2,115	100%
Costs and expenses:
Cost of energy sold and delivery fees	1,216	55%	1,348	64%
Generation plant operating costs	177	8%	200	9%
Depreciation and amortization	76	3%	82	4%

Gross margin	$758	34%	$485	23%

Gross margin increased $273 million, or 56%, to $758 million in 2005.

•	The gross margin increase primarily reflected the increasing cost advantage and improved performance of TXU Energy Holdings’ nuclear and coal/lignite-fired baseload plants in an environment of higher wholesale market prices. The increased wholesale prices were driven by rising natural gas prices and higher market heat rates. Retail prices, including price-to-beat rates, were increased in response to higher wholesale prices. The gross margin performance was mitigated by the effect of lower volumes.

•	Lower cost of energy sold (fuel and purchased power costs) as a percent of revenues reflected:

•	the higher pricing

•	the favorable effect of lower purchased power volumes (due to lower sales volumes)

•	a favorable retail sales mix shift from lower margin large business customers

•	improved efficiency of coal/lignite-fired generation plants and lower use of gas-fired generation, resulting in a 2% decline in fuel cost per MWh produced (including baseload and gas-fired generation)

•	a 7% decline in planned and unplanned baseload plant outage days;

partially offset by:

•	a 17% increase in per MWh cost of purchased power, due to rising natural gas prices and higher market heat rates; and

•	a 10% increase in delivery fees per MWh.

Operating costs decreased $23 million, or 12%, to $177 million in 2005. The decline reflected:

•	a $9 million effect of no longer providing customer care support to TXU Gas (largely offset by lower related revenues), the operations of which were sold in October 2004;

•	the absence of $5 million of costs associated with 9 combustion turbine units no longer operated for TXU Energy Holdings’ benefit;

•	$4 million in lower pension and other postretirement benefit costs (see discussion in SG&A expenses below regarding these costs)

•	$4 million decrease in other employee benefits including lower medical benefits costs due to changes in plans;

partially offset by

•	$4 million in increased incentive compensation expense to reflect projected performance against established targets in generation operations.

Depreciation and amortization (including amounts shown in the gross margin table above) decreased $11 million, or 13%, to $77 million. The decline included $5 million due to the effect of the transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction and a $3 million effect of reduced 2005 depreciation rates for lignite/coal-fired plants due to an increase in the estimated useful lives.

SG&A expenses decreased $50 million, or 31%, to $113 million in 2005. The decline reflected:

•	a net $24 million decline due to cost reduction initiatives, including the effects of the Capgemini agreement;

•	$13 million in lower bad debt expense reflecting stricter disconnect policies, more focused collection activities, targeted customer marketing and lower accounts receivable balances;

•	$7 million in reduced incentive compensation expense due to lower share awards to management;

•	a $4 million decrease in marketing expense due to timing of expenditures;

•	a $6 million net decrease in employee retirement-related expenses primarily due to the assumption by TXU Electric Delivery of pension and other postretirement benefit costs related to service of TXU Energy Holdings’ employees prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002. This change in retirement-related expense allocation was based on an agreement between TXU Energy Holdings and TXU Electric Delivery effective January 1, 2005 (see Note 7 to Financial Statements for more detail); and

•	a $5 million increase in outside consulting expense primarily related to projects to improve operational efficiencies at generation plants.

Other income totaled $6 million in 2005 and $12 million in 2004. Other income in 2005 included a gain of $4 million in connection with the termination of a power services contract and $2 million in gains on the sale of mining lands. Other income in 2004 reflected $12 million of amortization of a gain on the sale of two generation plants in 2002; the amortization ceased due to the recognition of the gain in the fourth quarter of 2004 upon termination of a power purchase agreement entered into upon sale of the plants.

Other deductions totaled $12 million in 2005 and $261 million in 2004. The 2004 amount includes charges totaling $258 million for asset write-downs and employee severance related to the restructuring actions described in detail in the TXU Corp. 2004 Form 10-K/A. The 2005 amount includes:

•	$3 million to reduce estimated sublease proceeds included in the net liability recorded in 2004 for the leased gas-fired combustion turbines no longer operated for TXU Energy Holdings’ benefit;

•	$2 million in equity losses (representing amortization expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini; and

•	$2 million in transition costs associated with the Capgemini outsourcing agreement;

Interest income increased by $4 million to $11 million in 2005 reflecting higher interest on short-term investments and higher average advances to affiliates.

The effective income tax rate was 35.0% in 2005 compared to 58.7% on a loss in 2004. The 2005 effective tax rate reflects $10 million related to settlement of the IRS audit for the 1994 through 1996 tax years. The effective tax rate in 2004 reflected the effects of ongoing tax benefits of depletion allowances and amortization of investment tax credits.

Results from continuing operations after-tax improved $364 million to $345 million in 2005 driven by improved gross margin, the effect of restructuring-related charges in 2004 and lower SG&A expenses. Net pension and postretirement benefit costs reduced net income by $9 million in 2004 and had no material effect on net income in 2005.

TXU Energy Holdings

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Operating revenues declined $42 million, or 1%, to $4.0 billion in 2005.

•	Retail electricity revenues decreased $137 million, or 5%, to $2.8 billion.

•	This decline reflected a $547 million decrease attributable to a 19% drop in sales volumes, primarily reflecting loss of customers due to competitive activity, particularly in the large business market. Lower large business market volumes also reflected a strategy to target higher margin customers in that segment. Total residential and small business sales volumes fell 7%, driven by competitive activity and stricter credit and collection policies and partially offset by the effect of increased consumption due to hotter weather.

•	The effect of lower retail volumes was partially offset by $410 million in higher average pricing due to increased price-to-beat rates, reflecting regulatory-approved fuel factor increases in 2004 and 2005, and higher pricing in the competitive business market, both resulting from higher natural gas prices.

•	Retail electricity customer counts at June 30, 2005 declined 8% from June 30, 2004. Total residential and small business customer counts in the historical service territory declined 8% and in all combined territories declined 7%.

•	Wholesale electricity revenues grew $123 million, or 13%, to $1.1 billion reflecting a $196 million increase due to the effect of increased natural gas prices on wholesale prices, partially offset by a $73 million decrease attributable to a 8% decline in sales volumes.

•	The wholesale sales volumes comparison to 2004 reflects an increase in volumes in 2004 due to the establishment of the new northeast zone in ERCOT. Because TXU Energy Holdings has a generation plant and a relatively small retail customer base in the new zone, wholesale sales volumes increased, and wholesale power purchases also increased to meet retail sales demand in other zones and minimize congestion costs. Completion of transmission projects later in 2004 reduced congestion costs, resulting in normalized sales and purchase volumes in 2005.

•	The decrease in other revenues of $19 million primarily reflected the effect of no longer providing customer care support to TXU Gas and the sale of the gas transportation business in June 2004.

Results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, totaled $6 million in net losses in 2005 and $3 million in net gains in 2004. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Results in 2005 included:

•	$46 million in net realized losses (compared to $2 million in net realized losses in 2004), associated with prior years’ cash flow hedges, reclassified from accumulated other comprehensive income;

•	$67 million in net unrealized gains resulting primarily from increasing market heat rates; and

•	$22 million in net unrealized losses on hedges from changes in natural gas prices.

Gross Margin

	Six Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue
Operating revenues	$4,030	100%	$4,072	100%
Costs and expenses:
Cost of energy sold and delivery fees	2,272	56%	2,602	64%
Generation plant operating costs	330	8%	367	9%
Depreciation and amortization	154	4%	164	4%

Gross margin	$1,274	32%	$939	23%

Gross margin increased $335 million, or 36%, to $1.3 billion in 2005.

•	The gross margin increase primarily reflected the increasing cost advantage and improved performance of TXU Energy Holdings’ nuclear and coal/lignite-fired baseload plants in an environment of higher wholesale market prices. The increased wholesale prices were driven by rising natural gas prices and higher market heat rates. Retail prices, including price-to-beat rates, were increased in response to higher wholesale prices. The gross margin performance was mitigated by the effect of lower volumes.

•	Lower cost of energy sold as a percent of revenues reflected:

•	the higher pricing;

•	the favorable effect of lower purchased power volumes (due to lower sales volumes);

•	a favorable retail sales mix shift from lower margin large business customers;
•	improved efficiency of coal/lignite-fired generation plants and lower use of gas-fired generation, resulting in a 12% decline in fuel cost per MWh produced (including baseload and gas-fired generation); and

•	a 16% decline in planned and unplanned baseload plant outage days;

partially offset by:

•	a 19% increase in per MWh cost of purchased power, due to rising natural gas prices and higher market heat rates; and

•	an 11% increase in delivery fees per MWh.

Operating costs decreased $37 million, or 10%, to $330 million in 2005. The decline reflected:

•	a $15 million effect of no longer providing customer care support to TXU Gas (largely offset by lower related revenues), the operations of which were sold in October 2004;

•	the absence of $9 million of costs associated with 9 combustion turbine units no longer operated for TXU Energy Holdings’ benefit;

•	the absence of $6 million of costs associated with the gas transportation business sold in June 2004;

•	$14 million in lower staffing and benefits expense including $5 million in lower pension and other postretirement benefit costs (see discussion in SG&A expenses below regarding these costs);

partially offset by:

•	a $4 million increase in incentive compensation to reflect projected performance against established targets in generation operations.

Depreciation and amortization (including amounts shown in the gross margin table above) decreased $29 million, or 16%, to $156 million. The decline included $19 million due to the effect of the transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction (a portion of the software was written down prior to transfer). The decrease also reflected a $6 million effect of reduced 2005 depreciation rates for lignite/coal-fired plants due to an increase in the estimated useful lives.

SG&A expenses decreased by $83 million, or 27%, to $227 million in 2005. The decline reflected:

•	a net $38 million decline due to cost reduction initiatives, including the effects of the Capgemini outsourcing agreement;

•	$28 million in lower bad debt expense reflecting improved credit risk management practices, more focused collection activities, targeted customer marketing and lower accounts receivable balances;

•	$10 million in reduced incentive compensation expense due to lower share awards to management;

•	a $6 million decrease in marketing expense due to timing;

•	a $8 million net decrease in employee retirement-related expenses due to the assumption by TXU Electric Delivery of pension and other postretirement benefit costs related to service of TXU Energy Holdings’ employees prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002 as discussed above (Also see Note 7 to Financial Statements); and

•	a $9 million increase in outside consulting expense primarily related to projects to improve operational efficiencies at generation plants.

Other income totaled $8 million in 2005 and $13 million in 2004. Other income in 2005 included $4 million in connection with the termination of a power services contract and $2 million in gains on the sale of mining lands. Other income in 2004 included $12 million of amortization of a gain on the sale of two generation plants in 2002; the amortization ceased due to the recognition of the gain in the fourth quarter of 2004 upon termination of a power purchase agreement entered into upon sale of the plants.

Other deductions totaled $13 million in 2005 and $281 million in 2004. The 2004 amount includes charges totaling $274 million for asset write-downs and employee severance related to the restructuring actions described in detail in the TXU Corp. 2004 Form 10-K/A. The 2005 amount includes:

•	a $12 million charge related to nonperformance of a counterparty in connection with a trading coal contract;

•	$4 million in equity losses (representing amortization expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini;

•	$4 million in transition costs associated with the Capgemini outsourcing agreement; and

•	a $12 million net credit arising from a change in estimated sublease proceeds, due to the receipt of indicative bids in the quarter, reflected in the net liability recorded in 2004 related to leased gas-fired combustion turbines no longer operated for TXU Energy Holdings’ benefit. As the original charge associated with this liability was recorded in this line item, the related credit is being similarly reported.

Interest income increased by $13 million to $21 million in 2005 reflecting higher interest on short-term investments and higher average advances to affiliates.

Interest expense and related charges increased by $13 million, or 8%, to $185 million in 2005. The increase reflected $9 million due to higher average debt levels and $4 million representing higher interest reimbursement to TXU Electric Delivery for carrying costs related to securitized regulatory assets.

The effective income tax rate was 33.7% in 2005 and 21.1% in 2004. The 2005 effective tax rate reflects $10 million related to settlement of the IRS audit for the 1994 to 1996 tax years. The effective tax rate in 2004 reflected the effects of ongoing tax benefits of depletion allowances and amortization of investment tax credits on the lower income base.

Income from continuing operations increased $451 million to $548 million in 2005 driven by improved gross margin, the effect of restructuring-related charges in 2004 and lower SG&A expenses. Net pension and postretirement benefit costs reduced net income by $5 million in 2005 and $19 million in 2004.

TXU Electric Delivery

Financial Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating revenues	$564	$518	$1,114	$1,041
Costs and expenses:
Operating costs	180	180	362	355
Depreciation and amortization	108	83	213	170
Selling, general and administrative expenses	43	53	91	103
Franchise and revenue-based taxes	56	59	114	117
Other income	—	(2)	(2)	(4)
Other deductions	2	19	6	19
Interest income	(14)	(14)	(29)	(25)
Interest expense and related charges	68	71	136	141

Total costs and expenses	443	449	891	876

Income before income taxes and extraordinary gain	121	69	223	165
Income tax expense	35	22	66	52

Income before extraordinary gain	$86	$47	$157	$113

Operating Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change %	2005	2004	Change %
Operating statistics – volumes:
Electric energy delivered (GWh)	25,459	24,900	2.2	48,907	48,531	0.8

Reliability statistics:
System Average Interruption Duration Index (SAIDI) (nonstorm)(a)				77.71	75.77	2.6
System Average Interruption Frequency Index (SAIFI) (nonstorm)(a)				0.98	0.95	3.2
Customer Average Interruption Duration Index (CAIDI) (nonstorm)(a)				79.10	79.93	(1.0)

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters) (b)				2,996	2,954	1.4

Electricity distribution revenues (c):
Affiliated (TXU Energy Holdings)	$304	$335	(9.3)	$615	$685	(10.2)
Nonaffiliated	201	128	57.0	383	248	54.4

Total distribution revenues	505	463	9.1	998	933	7.0

Third-party transmission revenues	53	48	10.4	104	95	9.5
Other miscellaneous revenues and eliminations	6	7	(14.3)	12	13	(7.7)

Total operating revenues	$564	$518	8.9	$1,114	$1,041	7.0

(a)	SAIDI is the number of minutes the average customer is out of electric service in a year. SAIFI is the number of times a year that the average customer experiences an interruption to electric service. CAIDI is the duration in minutes of the average interruption to electric service.
(b)	Includes lighting sites, primarily guard lights, for which TXU Energy Holdings is the REP but are not included in TXU Energy Holdings’ customer count. Such sites totaled 88,242 and 98,292 at June 30, 2005 and 2004, respectively.
(c)	Includes $35 million and $14 million for the three months ended June 30, 2005 and 2004, respectively, and $68 million and $28 million for the six months ended June 30, 2005 and 2004, respectively, of transition charges associated with the issuance of securitization bonds. Also includes disconnect/reconnect fees.

TXU Electric Delivery

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Operating revenues increased $46 million, or 9%, to $564 million in 2005. This change reflected:

•	$21 million in higher transition charges associated with the issuance of securitization bonds in June 2004 (offset by higher amortization of the related regulatory asset as discussed below);

•	$10 million from implementation of power factor billing (power factor billing is a tariff adjustment applied to nonresidential end-use consumers that utilize inefficient equipment);

•	$5 million from increased distribution tariffs to recover higher transmission costs;

•	$5 million in transmission rate increases approved in 2004; and

•	a 2% increase in delivered volumes resulted in an estimated $7 million increase in revenue due to warmer weather and an increase in points of delivery.

Gross Margin

	Three Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue
Operating revenues	$564	100%	$518	100%
Costs and expenses:
Transmission and distribution system operating costs	180	32%	180	35%
Depreciation and amortization	108	19%	84	16%

Gross margin	$276	49%	$254	49%

Gross margin increased $22 million, or 9%, to $276 million in 2005, primarily reflecting an increase in transmission-related revenues and implementation of power factor billing.

Operating costs were flat to 2004 at $180 million, reflecting $5 million in higher contractor expenses primarily for vegetation management to improve reliability and $3 million of various other cost increases that were individually not material, offset by an $8 million effect of recording pension and other postretirement benefits costs as a regulatory asset or property in the second quarter of 2005. The pension and other postretirement benefits accounting reflects an amendment to the Public Utility Regulatory Act (PURA) as discussed in Note 7 to Financial Statements.

Depreciation and amortization (including amounts shown in the gross margin table above) increased $25 million, or 30%, to $108 million in 2005. The increase reflected $21 million in higher amortization of regulatory assets associated with the issuance of securitization bonds (offsetting the same amount of revenue increase) and $2 million in higher depreciation due to normal additions and replacements of property, plant, and equipment.

SG&A expense decreased $10 million, or 19%, to $43 million in 2005, reflecting $3 million in lower incentive compensation primarily due to fewer shares granted this year, $2 million in lower pension and other postretirement benefits expense, effective January 1, 2005, as a result of the amendment to PURA described above, and $2 million from cost reduction initiatives including the effects of the Capgemini outsourcing agreement.

Other deductions totaled $2 million in 2005 and $19 million in 2004. Other deductions in 2004 consisted principally of severance-related charges in connection with the Capgemini outsourcing transaction and other TXU Corp. restructuring actions.

Interest expense decreased $3 million, or 4%, to $68 million in 2005. The decrease reflected a $4 million impact of lower average interest rates, partially offset by a $2 million impact of higher average borrowings.

The effective income tax rate decreased to 28.9% in 2005 from 31.9% in 2004, primarily as a result of a $4 million credit arising from the settlement of the IRS audit for the 1994 through 1996 tax years.

Income before extraordinary gain increased $39 million, or 83%, to $86 million, primarily reflecting a decrease in severance-related charges, an increase in transmission-related revenues, implementation of power factor billing and a decrease in SG&A expenses. Net pension and postretirement benefit costs increased net income by $3 million in 2005 and reduced net income $4 million in 2004. The change in the effect of pension and other postretirement benefits costs reflected the amendment to PURA described above.

TXU Electric Delivery

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Operating revenues increased $73 million, or 7%, to $1.1 billion in 2005. This change reflected:

•	$40 million in higher transition charges associated with the issuance of securitization bonds in June 2004 (offset by higher amortization of the related regulatory asset as discussed below);

•	$15 million from implementation of power factor billing;

•	$11 million from increased distribution tariffs to recover higher transmission costs; and

•	$9 million in transmission revenues from rate increases approved in 2004 and increases in transmission volumes.

Gross Margin

	Six Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue
Operating revenues	$1,114	100%	$1,041	100%
Costs and expenses:
Transmission and distribution system operating costs	362	33%	355	34%
Depreciation and amortization	213	19%	167	16%

Gross margin	$539	48%	$519	50%

Gross margin increased $20 million, or 4%, to $539 million in 2005. This increase primarily reflects an increase in transmission-related revenues and implementation of power factor billing, partially offset by an increase in operating costs.

Operating costs increased $7 million, or 2%, to $362 million, reflecting $5 million in higher contractor expenses for vegetation management to improve reliability, $4 million in higher property taxes due to normal property additions and replacements and $3 million in increased third-party transmission costs, partially offset by $3 million in lower pension and other postretirement benefits expense. The reduction in pension and other postretirement benefits expense reflected the amendment to PURA described above.

Depreciation and amortization (including amounts shown in the gross margin table above) increased $43 million, or 25%, to $213 million in 2005. The increase reflected $40 million in higher amortization of regulatory assets associated with the issuance of securitization bonds (offsetting the same amount of revenue increase) and $5 million in higher depreciation due to normal additions and replacements of property, plant, and equipment, partially offset by a $3 million decline reflecting a transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction.

SG&A expense decreased $12 million, or 12%, to $91 million in 2005. The decline included $7 million from cost reduction initiatives including the effects of the Capgemini agreement and a $6 million decrease in employee benefits, primarily lower medical benefits due to plan changes.

Other deductions totaled $6 million in 2005 and $19 million in 2004. The 2005 amount includes $2 million of severance-related charges, $2 million in costs associated with transitioning the outsourced activities to Capgemini and $2 million related to TXU Electric Delivery’s portion of the equity losses (representing amortization expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini. The 2004 amount consists principally of severance-related charges in connection with the Capgemini outsourcing transaction and other TXU Corp. restructuring actions.

Interest income increased $4 million to $29 million in 2005 driven by increased reimbursement from TXU Energy Holdings for debt service associated with transition bonds.

Interest expense decreased $5 million, or 4%, to $136 million in 2005. The increase reflected a $10 million impact of lower average interest rates, partially offset by a $6 million impact of higher average borrowings.

The effective income tax rate decreased to 29.6% in 2005 from 31.5% in 2004, primarily as a result of a $4 million credit arising from the settlement of the IRS audit for the 1994 through 1996 tax years.

Income before extraordinary gain increased $44 million, or 39%, to $157 million. This increase primarily reflects a decrease in severance-related charges, an increase in transmission-related revenues, implementation of power factor billing, a decrease in SG&A expenses and a decrease in net interest expense. Net pension and postretirement benefit costs reduced net income by $6 million in 2005 and $8 million in 2004.

COMPREHENSIVE INCOME – Continuing Operations

Cash flow hedge activity reported in other comprehensive income from continuing operations included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cash flow hedge activity (net of tax):
Net change in fair value of hedges – gains/(losses):
Commodities	$—	$(17)	$15	$(75)
Financing – interest rate swaps	—	16	—	12

	—	(1)	15	(63)
(Gains) losses realized in earnings (net of tax):
Commodities	16	8	31	12
Financing – interest rate swaps	4	(12)	8	(4)

	20	(4)	39	8
Effect of cash flow hedges reported in comprehensive results related to continuing operations	$20	$(5)	$54	$(55)

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash flows provided by operating activities for the six months ended June 30, 2005 totaled $594 million for an increase of $107 million, or 22%. The increase reflected higher earnings (as adjusted for the noncash charges and credits identified in the statement of cash flows), partially offset by:

•	a $232 million decrease in working capital (accounts receivable, accounts payable and inventory) primarily reflecting cash flow timing effects arising from lower wholesale power purchases and sales, as well as higher retail accounts receivable balances due to higher pricing and hotter weather; and

•	an $84 million payment in 2005, net of insurance recoveries, in settlement of the consolidated amended securities class action lawsuit.

Cash flows used in financing activities totaled $82 million in 2005 compared to $1.2 billion in 2004. Net issuances and repayments of borrowings provided cash of $1.0 billion in 2005 compared to providing $1.7 billion in 2004. Purchases of securities in 2005 included the $523 million price adjustment (including fees and expenses) for shares previously purchased under the accelerated share repurchase program (see Note 1 to Financial Statements under Accelerated Share Repurchase Program) and all $300 million of TXU Corp.’s preference stock. The exchangeable preferred membership interests were repurchased in 2004 for $1.8 billion. Common stock dividends paid totaled $274 million in 2005 and $80 million in 2004.

Cash flows used in investing activities totaled $510 million in 2005 compared to $608 million provided by investing activities during 2004. Capital expenditures, including nuclear fuel, were $533 million in 2005 and $402 million in 2004. Capital expenditures in 2005 reflect increased investment in transmission projects to reduce congestion and increased spending for generation projects, including the nuclear steam generator replacement. Cash flows provided by investing activities in 2004 included $495 million from the sale of the telecommunications business and $496 million from the sale of TXU Fuel.

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $30 million for 2005. This difference represents amortization of nuclear fuel, which is reported as cost of energy sold in the statement of income consistent with industry practice.

TXU Corp. Preference Stock — In June 2005, TXU Corp. redeemed all of its shares of Series B preference stock outstanding for the aggregate principal amount of $300 million. The preference stock had a dividend rate of 7.24% until June 15, 2005.

US Holdings Preference Stock — On August 5, 2005, US Holdings initiated actions to redeem all 379,231 shares of its outstanding preferred stock. The redemptions are expected to occur on August 25, 2005 and total approximately $40 million, including principal, premium and accrued dividends. The preference stock has dividend rates ranging from $4.00 to $5.08 per share and is not mandatorily redeemable.

Long-term Debt Activity — During the six months ended June 30, 2005, TXU Corp. and its subsidiaries issued, reacquired, or made scheduled principal payments on long-term debt as follows (all amounts presented are principal):

	Issuances	Retirements
TXU Corp.:
Equity-linked	$—	$31
Other long-term debt	—	5

TXU Energy Holdings:
Pollution control revenue bonds	71	39
Other long-term debt	—	1

TXU Electric Delivery:
Transition bonds	—	45

US Holdings:
Long-term debt	—	2

Total	$71	$123

See Note 3 to Financial Statements for further detail of debt issuances and retirements and financing arrangements.

In addition, $92 million principal amount of TXU Electric Delivery’s 6.75% Fixed First Mortgage Bonds matured on July 1, 2005 and were repaid in full. TXU Electric Delivery currently has the ability to release the liens associated with its outstanding secured debt resulting in such debt becoming unsecured.

Credit Facilities — At August 5, 2005, TXU Corp. had access to credit facilities totaling $4.0 billion of which $2.3 billion was unused. These credit facilities are used for working capital and general corporate purposes and to support issuances of letters of credit. See Note 3 to Financial Statements for details of the arrangements.

In June 2005, TXU Energy Holdings obtained a commitment from a financial institution for a new credit facility totaling $1 billion on terms comparable to its existing credit facilities, which would be used for general corporate purposes. TXU Energy Holdings expects to execute the facility agreement in August 2005. The commitment, which was amended to include TXU Electric Delivery (in an amount up to $800 million), expires on August 15, 2005.

Short-term Borrowings — At June 30, 2005, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of $1.3 billion at a weighted average interest rate of 3.67%. At December 31, 2004, TXU Corp. had outstanding bank borrowings of $210 million at a weighted average interest rate of 5.25%.

The increase in bank borrowings is largely attributable to funding requirements for the settlement of the accelerated share repurchase program and the redemption of the Series B preference stock. TXU Corp. expects to reduce its bank borrowings by the end of 2005 with cash from operations.

Sale of Receivables — TXU Corp. has had an accounts receivable securitization program in place for several years. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. Effective June 17, 2005, the program was extended until June 17, 2008. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program at June 30, 2005 and December 31, 2004 totaled $463 million and $474 million, respectively. See Note 3 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

Credit Ratings — Current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:

	TXU Corp.	US Holdings	TXU Electric Delivery	TXU Electric Delivery	TXU Energy Holdings
	(Senior Unsecured)	(Senior Unsecured)	(Secured)	(Senior Unsecured)	(Senior Unsecured)
S&P	BB+	BB+	BBB-	BBB-	BBB-
Moody’s	Ba1	Baa3	Baa1	Baa2	Baa2
Fitch	BBB-	BBB-	BBB+	BBB+	BBB

Moody’s currently maintains a stable outlook for TXU Corp., US Holdings, TXU Energy Holdings and TXU Electric Delivery. Fitch changed its outlook to negative for TXU Corp., US Holdings and TXU Energy Holdings and reaffirmed its stable outlook for TXU Electric Delivery in May 2005.

As reflected in the table above, in June 2005, S&P lowered its rating of the senior unsecured debt of TXU Corp., US Holdings and TXU Energy Holdings one notch and lowered its rating of TXU Electric Delivery’s secured debt one notch. S&P also changed its rating outlook for TXU Corp. and all of its rated subsidiaries to stable from “CreditWatch Negative.” The one level downgrade by S&P results in approximately $50 million of cash collateral requirements.

These ratings are investment grade, except for Moody’s and S&P’s rating of TXU Corp.’s senior unsecured debt, and S&P’s rating of US Holdings’ senior unsecured debt, which are one notch below investment grade.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of subsidiaries of TXU Corp. contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of June 30, 2005, all such applicable covenants were complied with.

Material Credit Rating Covenants

TXU Energy Holdings has provided a guarantee of the obligations under TXU Corp.’s lease of its headquarters building (approximately $115 million at June 30, 2005). In the event of a downgrade of TXU Energy Holdings’ credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such rating decline.

Under the terms of leases with $148 million in remaining lease payments (principal amount as of June 30, 2005), if TXU Energy Holdings’ credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the lease. A rail spur lease, which had a July 2005 renewal option date, includes a credit rating covenant. TXU Corp. and the counterparty agreed to extend the lease for 30 days and further agreed in principle to remove the credit rating covenant upon an amendment expected to occur in August 2005. The lease has $97 million in remaining payments (principal amount as of June 30, 2005).

TXU Energy Holdings has entered into certain commodity contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request TXU Energy Holdings to post collateral in the event that its credit rating falls below investment grade. Based on its current commodity contract positions, in the event TXU Energy Holdings were downgraded to one level below investment grade by specified rating agencies, counterparties would have the option, based on reduced credit thresholds, to request TXU Energy Holdings to post an incremental $185 million in addition to existing collateral requirements. Should TXU Energy Holdings be downgraded two levels below investment grade, counterparties would have the option to request additional collateral of up to approximately $36 million at June 30, 2005. The amount TXU Energy Holdings could be required to post under these transactions depends in part on the value of the contracts at that time.

ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy Holdings’ credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to post collateral of approximately $7 million.

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

A default by TXU Energy Holdings or TXU Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default under the $3.5 billion joint credit facilities expiring in June 2008, March 2010 and June 2010. Under these credit facilities, a default by TXU Energy Holdings or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy Holdings but not as to TXU Electric Delivery. Also, under these credit facilities, a default by TXU Electric Delivery or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Electric Delivery but not as to TXU Energy Holdings. All of the above default provisions are expected to be the same under the new $1 billion facility expected to be executed in August 2005. See “Credit Facilities” above regarding the commitment for the facility.

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

Long-term Contractual Obligations and Commitments — There were no significant changes to contractual obligations and commitments as presented in TXU Corp.’s 2004 Form 10-K/A other than an increase of approximately $900 million (to $3.3 billion) in the one to three years obligation related to commodity purchase and services agreements. The change was due to increases in pricing and volumes.

OFF BALANCE SHEET ARRANGEMENTS, INCLUDING VARIABLE INTEREST ENTITIES

TXU Corp. has had an accounts receivable securitization program in place for several years. See discussion above under “Sale of Receivables” and in Note 3 to Financial Statements.

There have been no changes related to the outstanding arrangement with Capgemini Energy LP, as disclosed in the TXU Corp. 2004 Form 10-K/A.

Also see Note 6 to Financial Statements regarding guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for additional discussion of commitments and contingencies.

REGULATION AND RATES

Price-to-Beat Rates — On April 15, 2005, TXU Energy Holdings filed a request for a price-to-beat increase which was approved by the Commission on May 11, 2005. The increase was effective with the billing cycle following the approval. The price-to-beat increase raises the average monthly residential bill by 9.9%.

Transmission Rates — In February 2005, TXU Electric Delivery filed an application for an interim update of its wholesale transmission rate, resulting in an annualized revenue increase of $23 million. Approximately $14 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $9 million is recoverable from REPs through the retail transmission cost recovery factor (TCRF) component of TXU Electric Delivery’s distribution rates charged to REPs. On April 29, 2005, the Commission approved the requested increase in TXU Electric Delivery’s interim wholesale transmission rate, which was effective immediately.

In order to recover increased affiliate and third-party transmission costs, TXU Electric Delivery is allowed to request an update to the TCRF component of its retail delivery rate charged to REPs twice a year. In March 2005, the Commission approved an estimated annualized increase of $1.6 million in the TCRF component of TXU Electric Delivery’s distribution rates charged to REPs. The effect of TXU Electric Delivery’s wholesale transmission rate increase described in the preceding paragraph will be included in TXU Electric Delivery’s September 2005 TCRF update. The September 2005 TCRF update was filed on July 18, 2005 and no impact on revenues is expected. Consolidated results are not impacted by changed distribution rates to the extent that such changed rates are absorbed by TXU Energy Holdings (as a REP).

In 2004, certain cities within TXU Corp.’s historical service territory, acting in their role as a regulatory authority (with original jurisdiction), initiated inquiries to determine if the rates of TXU Electric Delivery, which have been established by the Commission, are just and reasonable. Twenty-three cities passed such resolutions (and eleven passed resolutions supporting the other cities). TXU Electric Delivery has the right to appeal any city action to the Commission. In the fourth quarter of 2004, TXU Electric Delivery recorded a $21 million charge, reported in other deductions, for estimated settlement payments arising from the resolution of these inquiries. The settlement agreement, which was finalized February 22, 2005, avoids any immediate rate actions, but requires TXU Electric Delivery to file a rate case in 2006, based on a 2005 test year, unless the cities and TXU Electric Delivery mutually agree that such a filing is unnecessary. TXU Electric Delivery has offered the benefits of the settlement to nonlitigant cities. In the second quarter of 2005, TXU Electric Delivery made payments of approximately $9 million under the terms of the settlement. The final settlement amount is undetermined; however, TXU Electric Delivery believes it will approximate the amount accrued.

ERCOT Market Issues— The Texas Public Utility Regulatory Act (PURA) and the Commission were subject to “sunset review” by the Texas Legislature in the 2005 legislative session. Sunset review entails, generally, a comprehensive review of the need for and efficacy of an administrative agency (e.g., the Commission), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (e.g., PURA). As part of the sunset review process, the legislative Sunset Advisory Commission recommended that the Legislature reauthorize the Commission for six years, and recommended other changes to PURA that are not expected to have a material impact upon TXU Corp.’s operations. Senate Bill 408, which was passed by the Texas Legislature, reauthorized the Commission for six years, adjusted the governance of ERCOT, and clarified that the Commission has full oversight of the independent grid operator (ERCOT). The legislation also creates a new wholesale market monitor in ERCOT.

Regulatory Recovery of Pension and Other Postretirement Benefit Costs — In the recent Texas legislative session, an amendment to PURA relating to pension and other postretirement benefit costs was enacted. See Note 7 to Financial Statements.

Texas Legislature Special Session – The 79th Texas legislature completed its 1st special session called to consider school finance and various associated tax provisions. This session was unable to address the school finance matters but acted on several other matters including an extension and expansion of the Renewable Portfolio Standard in ERCOT. The Governor has called a 2nd session of the 79th Legislature to again address school finance and various associated tax provisions. Other legislation may be brought up (if so designated by the Governor) but TXU Corp. cannot predict the ultimate outcome of this or any other matters under consideration by the legislature during this special session.

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

In December 2004, a cost-benefit analysis prepared by a third-party consultant was filed with the Commission by ERCOT. ERCOT filed its description of the proposed market design on March 18, 2005, subject to a commitment to update the filing when the description of the financial settlement for the proposed market design is completed. The Chairman of the Commission has announced his intention to have the Commission reach a final decision concerning the implementation of the ERCOT nodal market by mid-August, 2005. Further actions by the Commission concerning proposed changes to the ERCOT market design may follow the mid-August decision and TXU Corp. is currently unable to predict the cost or impact of implementing any proposed change to the current wholesale market design.

Wholesale Market Investigation — On December 8, 2004, the Commission Staff opened a project (PUC Project No. 30513) to facilitate an ongoing informal fact-finding review of the electric wholesale market activities of TXU Energy Holdings and its affiliates. Commission Staff indicated that it “created this project because of substantial concerns publicly expressed by the Commission and market participants about TXU’s recent activities.” On April 26, 2005, the Commission Staff issued a report by its consultant, Potomac Economics, concerning the balancing energy transactions at issue. This report indicates no evidence of unlawful activities by TXU Energy Holdings. The Staff indicated in an accompanying memorandum that it does not intend to pursue any enforcement actions against market participants, including TXU Energy Holdings, in this matter.

Nuclear Decommissioning — Through December 31, 2001, decommissioning costs were recovered from consumers based upon a 1992 site-specific study through rates placed in effect under TXU Corp.’s January 1993 rate increase request. Effective January 1, 2002, decommissioning costs are recovered through a tariff charged to REPs by TXU Electric Delivery based upon a 2000 redetermination of the 1997 site-specific study, adjusted for trust fund assets, as a component of delivery fees effective under TXU Corp.’s 2001 Unbundled Cost of Service filing. During the first quarter of 2005, an updated study of the cost to decommission TXU Corp.’s nuclear generating facility was completed. The updated study was filed with the Commission on June 17, 2005. The accompanying testimony concludes that no change to the nuclear decommissioning tariff is warranted at this time. In its July 6, 2005 filing, the Commission Staff concluded that the study is adequate, complies with the Commission’s rules, and constitutes a compliance filing that does not require further process. On July 29, 2005, the Commission’s Policy Development Division issued an order approving the decommissioning cost study and closing the docket.

Air Permit Filing — In July 2005, TXU Energy Holdings filed an air permit with the Texas Commission on Environmental Quality for a proposed 1,720-megawatt lignite-fired power plant in Robertson County, approximately 30 miles northwest of the Bryan-College Station area. The permit is necessary to continue discussions about the facility’s benefits with potential partners. If a decision is made to proceed with the project, construction could begin as early as 2006, and the facility would take about four years to complete, making it operational around 2009 or 2010.

Energy Policy Act — The Energy Policy Act of 2005 (which provides for, among other things, the repeal of Public Utility Holding Company Act (PUHCA) no later than six months after enactment) has been passed by both houses of the US Congress and was signed into law by the President on August 8, 2005. PUHCA has limited the operations and ownership of public utilities to discrete geographical areas in the United States and the ability of nonutility companies to own or merge with public utilities. The FERC has been charged with adopting rules regarding certain new authority afforded it that is more limited than the authority conferred upon the SEC by PUHCA. As rules are enacted with respect to implementation and interpretation of the new law, TXU Corp. will assess the expected effects of the bill on its businesses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk that TXU Corp. may experience a loss in value as a result of changes in market conditions affecting commodity prices and interest rates, which TXU Corp. is exposed to in the ordinary course of business. TXU Corp.’s exposure to market risk is affected by a number of factors, including the size, duration and composition of its energy and financial portfolio, as well as volatility and liquidity of markets. TXU Corp. enters into financial instruments such as interest rate swaps to manage interest rate risks related to its indebtedness, as well as exchange traded, over-the-counter contracts and other contractual commitments to manage commodity price risk as part of its wholesale markets activities.

RISK OVERSIGHT

TXU Corp.’s wholesale markets operation manages the market, credit and operational risk related to commodity prices of the unregulated energy business within limitations established by senior management and in accordance with TXU Corp.’s overall risk management policies. Interest rate risks are managed centrally by the corporate treasury function. Market risks are monitored daily by risk management groups that operate and report independently of the wholesale markets operations, utilizing industry accepted practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies.

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

	June 30, 2005	December 31, 2004
Period-end MtM VaR:	$25	$20
Average Month-end MtM VaR:	$17	$20

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

	June 30, 2005	December 31, 2004
EaR	$33	$24
CFaR	$106	$116

Natural Gas Price & Market Heat-Rate Exposure — Wholesale electricity prices in the Texas market generally move with the price of natural gas because marginal demand is generally met with gas-fired generation plants. Wholesale electricity prices also move with market heat rates, which are a measure of the efficiency of the marginal supplier (generally gas plants) in generating electricity.

TXU Corp. is both a producer and a buyer of wholesale electricity. The generation operations supply power to the wholesale market and the retail business, which also purchases power in the wholesale market. The combination of these two businesses provides a partial natural hedge against near-term price volatility in wholesale electricity and natural gas markets. With this natural hedge and TXU Corp.’s wholesale market positions, for 2005 TXU Corp.’s portfolio position is substantially balanced with respect to changes in natural gas prices, given TXU Corp.’s projections of baseload unit availability and customer churn and assuming no further changes in the price-to-beat rates. The primary sensitivity to natural gas prices over the near term derives from the price-to-beat structure for residential and small business customers; higher price-to-beat rates triggered by higher gas prices could result in increased profitability but also more customer churn, and vice versa. In the near term, TXU Corp. has more significant exposure to changes in market heat rates than natural gas prices, in part due to TXU Corp.’s 6,309 MW of active gas-fired generation capacity in Texas that TXU Corp. currently dispatches for its own use. TXU Corp. expects that increases in heat rates would increase the profitability of its overall market position and its gas-fired generation fleet, and vice versa.

Over the longer term, TXU Corp.’s exposure to changes in natural gas prices and market heat rates is expected to increase. The magnitude of this exposure is determined by several key assumptions including, but not limited to, baseload generation capacity factors, gas plant availability, the size of the retail business (both large business and residential), and the levels and stability of margins in the retail business. In the unlikely case that TXU Corp.’s retail price changes exactly and immediately mirrored changes in wholesale electricity markets, TXU Corp. could experience an approximate $250 million reduction in annual pretax earnings for every $0.50 per million British thermal units reduction in natural gas prices (approximate 6% change in current price) sustained over a full year. In the same scenario of retail price linkage to wholesale markets, if natural gas prices and other nonprice conditions remained unchanged, but ERCOT electricity prices declined by $5/MWh (approximate 8% change in current price) for a full year because of declining market heat rates, TXU Corp. could experience an approximate $330 million reduction in annual pretax earnings.

INTEREST RATE RISK

See Note 3 to Financial Statements for a discussion of the issuance and retirement of debt since December 31, 2004.

CREDIT RISK

Credit Risk— Credit risk relates to the risk of loss associated with nonperformance by counterparties. TXU Corp. maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies require an evaluation of a potential counterparty’s financial condition, credit rating, and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools, including but not limited to use of standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. TXU Corp. has standardized documented processes for monitoring and managing its credit exposure, including methodologies to analyze counterparties’ financial strength, measurement of current and potential future credit exposures and standardized contract language that provides rights for netting and set-off. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, individual counterparties and credit portfolios are managed to preset limits and stress tested to assess potential credit exposure. This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure to TXU Corp. Additionally, TXU Corp. has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any prospective material adverse change in the payment history or financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

Credit Exposure — TXU Corp.’s gross exposure to credit risk related to trade accounts receivable, as well as commodity contract assets and other derivative assets that arise primarily from hedging activities, totaled $2.6 billion at June 30, 2005.

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

Most of the remaining trade accounts receivable are with large business customers and hedging counterparties. These counterparties include major energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers and energy trading companies. The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of June 30, 2005, is $1.3 billion net of standardized master netting contracts and agreements that provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by TXU Corp. (cash, letters of credit and other security interests), the net credit exposure is $1.1 billion. Of this amount, approximately 84% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and TXU Corp.’s internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Corp. routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

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

The following table presents the distribution of credit exposure as of June 30, 2005, for trade accounts receivable from large business customers, commodity contract assets and other derivative assets that arise primarily from hedging activities, by investment grade and noninvestment grade, credit quality and maturity.

				Exposure by Maturity
	Exposure before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total
Investment grade	$1,103	$220	$883	$667	$117	$99	$883
Noninvestment grade	231	64	167	128	21	18	167

Totals	$1,334	$284	$1,050	$795	$138	$117	$1,050

Investment grade	83%	78%	84%
Noninvestment grade	17%	22%	16%

TXU Corp. had exposure with two counterparties each having exposure greater than 10% of the net exposure of $1.1 billion at June 30, 2005. These two counterparties represent approximately 10% and 11% respectively of the net exposure and are viewed to be a low credit risk. Additionally, approximately 76% of the credit exposure, net of collateral held, has a maturity date of two years or less. TXU Corp. does not anticipate any material adverse effect on its financial position or results of operations as a result of nonperformance by any customer or counterparty.

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

The Recent Implementation of Performance Improvement Initiatives May Result in Disruptions.

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

TXU Corp.’s Future Results of Operations May be Impacted by Settlement Adjustments Determined by ERCOT Related to Prior Periods.

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

TXU Corp.’s Businesses are Subject to Complex Governmental Regulations and Increased Competition Due to Deregulation. These Factors May Have a Negative Impact on Its Business or Results of Operations.

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

TXU Corp.’s Revenues and Results of Operations are Subject to Risks that are Beyond Its Control.

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

All of TXU Corp.’s facilities for power production are located in the ERCOT region, a market with limited interconnections to other markets. Electricity prices in the ERCOT region are correlated to gas prices because gas-fired plant is the marginal cost unit during the majority of the year in the ERCOT region. Accordingly, the contribution to earnings and the value of TXU Corp.’s baseload power production is dependent in significant part upon the price of natural gas. TXU Corp. cannot fully hedge the risk associated with dependency on gas because of the expected useful life of TXU Corp.’ s power production assets and the size of its position relative to market liquidity.

TXU Corp.’s Assets or Positions Cannot be Fully Hedged Against Changes in Commodity Prices, and Its Hedging Procedures May Not Work as Planned.

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

TXU Corp.’s Counterparties May Not Meet Their Obligations.

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

A Downgrade in TXU Corp.’s or Its Subsidiaries’ Credit Ratings Could Negatively Affect TXU Corp.’s Ability to Access Capital and/or TXU Corp.’s Ability to Operate Efficiently Its Power Operations and Could Require TXU Corp. or Its Subsidiaries to Post Collateral or Repay Certain Indebtedness.

If S&P, Moody’s or Fitch were to downgrade TXU Corp.’s and/or any of its subsidiaries’ long-term rating, particularly below investment grade (in the case of its subsidiaries), borrowing costs would increase, the potential pool of investors and funding sources would likely decrease and liquidity demands may be triggered by the terms of a number of commodity contracts, leases and other agreements.

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

In addition, as discussed in the 2004 Form 10-K/A and this Form 10-Q, the terms of certain of TXU Corp.’s financing and other arrangements contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

Operation of Power Production Facilities Involves Significant Risks that Could Adversely Affect TXU Corp.’s Results of Operations and Financial Condition.

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

TXU Corp. May Incur Substantial Costs and Liabilities Due to Its Ownership and Operation of the Comanche Peak Nuclear Facilities.

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

TXU Corp.’s Cost of Compliance With Environmental Laws are Significant, and the Cost of Compliance With New Environmental Laws Could Materially Adversely Affect TXU Corp.’s Results of Operations and Financial Condition.

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

TXU Corp. May Lose a Significant Number of Retail Customers in the Historical Service Territory of TXU Electric Delivery.

While TXU Corp. may now offer prices other than the price-to-beat, it is obligated to offer the price-to-beat rate to its residential and small business customers in its historical service territory through January 1, 2007. The results of TXU Corp.’s retail electric operations in its historical service territory are largely dependent upon the amount of headroom available to TXU Corp. in its price-to-beat rate. The margin or “headroom” available in the price-to-beat rate for any REP equals the difference between the price-to-beat rate and the sum of delivery charges and the wholesale market price for power. Headroom may be a positive or a negative number. Since headroom is dependent, in part, on wholesale market prices for power, TXU Corp. does not know nor can it estimate the amount of headroom that it will have in its price-to-beat rate. There is no assurance that future adjustments to TXU Corp.’s price-to-beat rate will be adequate to cover future increases in its costs of electricity to serve its price-to-beat rate customers or that TXU Corp.’s price-to-beat rate will not result in negative headroom in the future. In addition, TXU Corp. faces competition for customers within its historical service territory. Such competitors may be larger or better capitalized or have well known brand recognition. Such competitors may also offer prices that are too low to be sustainable over the long-term, but attract customers away from TXU Corp.

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

TXU Corp. Subsidiaries Rely on the Infrastructure of Local Utilities or Independent Transmission System Operators to Provide Electricity to, and to Obtain Information About, Their Customers. Any Infrastructure Failure Could Negatively Impact Customer Satisfaction and Could Have a Material Negative Impact on TXU Corp.’s Business and Results of Operations.

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

TXU Corp. Offers Bundled Services to Its Retail Customers at Fixed Prices and for Fixed Terms. If TXU Corp.’s Cost to Obtain the Commodities Included in These Bundled Services Exceed the Prices Paid by Its Customers, TXU Corp.’s Results of Operations Could be Materially Adversely Affected.

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

Changes in Technology or Increased Competition May Reduce the Value of TXU Corp.’s Power Plants and May Significantly Impact Its Business in Other Ways as Well.

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

TXU Corp. is a Holding Company, and Its Obligations, Including Those With Respect to the Notes, are Structurally Subordinated to Existing and Future Liabilities and Preferred Stock of Its Subsidiaries.

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

In the Future, TXU Corp. Could Have Liquidity Needs That Could be Difficult to Satisfy Under Some Circumstances.

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

Recent Events in the Energy Markets that are Beyond TXU Corp.’s Control have Increased the Level of Public and Regulatory Scrutiny in TXU Corp.’s Industry and in the Capital Markets and Have Resulted in Increased Regulation and New Accounting Standards. The Reaction to these Events May Have Negative Impacts on Its Businesses, Financial Condition and Access to Capital.

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

TXU Corp. Is Subject to Costs and Other Effects of Recent Legal Proceedings that Could Adversely Affect Its Financial Condition.

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

TXU Corp.’s Common Stock Price Has Been and May Continue To Be Volatile.

The market price of TXU Corp.’s common stock has been volatile in the past, and a variety of factors could cause the price to fluctuate in the future. In addition to the matters discussed above and in TXU Corp.’s other filings under the Securities Exchange Act of 1934, as amended, the following could impact the market price for TXU Corp.’s common stock:

•	developments related to TXU Corp.’s businesses;

•	commodity prices, in particular natural gas prices;

•	fluctuations in TXU Corp.’s results of operations;

•	the level of dividends and share repurchases;

•	TXU Corp.’s debt to equity ratios and other credit metrics;

•	effect of significant events relating to the energy sector in general;

•	sales of TXU Corp. securities into the marketplace;

•	general conditions in the industry and the energy markets in which TXU Corp. is a participant;

•	the worldwide economy;

•	an outbreak of war or hostilities;

•	a shortfall in revenues or earnings compared to securities analysts’ expectations;

•	changes in analysts’ recommendations or projections; and

•	actions by credit rating agencies.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by TXU Corp. contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that TXU Corp. expects or anticipates to occur in the future, including such matters as projections, capital allocation and cash distribution policy, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power production assets, market and industry developments and the growth of TXU Corp.’s business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook”), are forward-looking statements. Although TXU Corp. believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed above under “RISK FACTORS THAT MAY AFFECT FUTURE RESULTS” and the following important factors, among others, that could cause the actual results of TXU Corp. to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the FERC, the Commission, the RRC and the NRC, with respect to:

•	allowed rates of return;

•	industry, market and rate structure;

•	purchased power and recovery of investments;

•	operations of nuclear generating facilities;

•	acquisitions and disposal of assets and facilities;

•	operation and construction of facilities;

•	decommissioning costs;

•	present or prospective wholesale and retail competition;

•	changes in tax laws and policies; and

•	changes in and compliance with environmental and safety laws and policies;

•	continued implementation of the 1999 Restructuring Legislation;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	power costs (including repair costs) and availability;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	TXU Corp.’s ability to implement the initiatives that are part of its restructuring, operational improvement and cost reduction program, and the terms upon which those initiatives are executed;

•	competition for retail and wholesale customers;

•	access to adequate transmission facilities to meet changing demands;

•	pricing and transportation of crude oil, natural gas and other commodities;

•	unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to TXU Corp.’s financial instruments;

•	changes in technology used by and services offered by TXU Corp.;

•	significant changes in TXU Corp.’s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	significant changes in critical accounting policies material to TXU Corp.; and

•	actions by credit rating agencies.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

In June 2005, TXU Corp. redeemed all of its shares of Series B preference stock outstanding for an aggregate principal amount of $300 million.

In April 2005, TXU Corp. repurchased 31,750 equity-linked debt securities (the units associated with its Series L Senior Notes) at an average price per unit of $38.46 and 105,956 units with its Series M equity-linked debt securities at an average price per unit of $70.59. The securities were purchased in privately negotiated transactions.

See Note 1 to Financial Statements for disclosure regarding the accelerated share repurchase program.

ITEM 4. Submission of Matters to a Vote of Security Holders

TXU Corp. held its Annual Meeting of Shareholders on May 20, 2005. The following items were presented to shareholders with the following results:

	Votes For	Votes Withheld or Against	Abstentions
Election of Directors
Derek C. Bonham	197,357,813	14,471,513	None
E. Gail de Planque	194,670,993	17,158,333	None
William M. Griffin	205,631,721	6,197,605	None
Kerney Laday	194,969,638	16,859,688	None
Jack E. Little	205,970,298	5,859,028	None
Erle Nye	204,124,465	7,704,861	None
J. E. Oesterreicher	205,867,797	5,961,529	None
Michael W. Ranger	205,527,806	6,301,520	None
Herbert H. Richardson	205,696,736	6,132,590	None
C. John Wilder	205,499,137	6,330,189	None

Approval of the 2005 Omnibus Incentive Plan	149,649,968	21,588,480	2,925,260

Selection of Deloitte & Touche LLP as Independent Auditors	207,009,712	3,000,155	1,817,740

ITEM 6. EXHIBITS

(a) Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number	As Exhibit
(3(ii))	Bylaws

3	1-12833 Form 8-K filed July 28, 2005	3.1	—	Restated Bylaws of TXU Corp., as amended July 27, 2005

(10)	Material Contracts

10(a)	1-12833 Form 8-K filed June 24, 2005	10.1	—	First Amendment to the Employment Agreement between TXU Corp. and C. John Wilder, dated as of June 21, 2005.

10(b)	1-12833 Form 8-K filed May 23, 2005	10.1	—	Form of Performance Unit Award Agreement

10(c)	1-12833 Form 8-K filed May 23, 2005	10.2	—	Form of Performance Unit Award Agreement

10(d)	1-12833 Form 8-K filed May 23, 2005	10.3	—	TXU Corp. 2005 Omnibus Incentive Plan

10(e)	1-12833 Form 8-K filed May 23, 2005	10.4	—	Performance Unit Award Agreement dated April 1, 2005 by and between TXU Corp. and C. John Wilder

10(f)	1-12833 Form 8-K filed May 23, 2005	10.5	—	TXU Executive Annual Incentive Plan

10(g)	1-12833 Form 8-K filed May 23, 2005	10.6	—	TXU Corp. Executive Change in Control Policy

10(h)	1-12833 Form 8-K filed May 23, 2005	10.7	—	TXU Corp. 2005 Executive Severance Plan and Summary Plan Description

10(i)	1-12833 Form 8-K filed May 23, 2005	10.8	—	Summary of Employment Arrangement Between TXU Corp. and Eric H. Peterson

(15)	Letter re: Unaudited Interim Financial Information.

15			—	Letter from independent registered public accounting firm as to unaudited interim financial information.

Exhibits	Previously Filed With File Number	As Exhibit
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.

31(a)			—

Certification of C. John Wilder, President and Chief

Executive of TXU Corp., pursuant to Rule 13a-

14(a)/15d – 14(a) of the Securities Exchange Act of

1934, as adopted pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002.

31(b)			—

Certification of Kirk R. Oliver, Chief Financial Officer

of TXU Corp., pursuant to Rule 13a – 14(a)/15d –

14(a) of the Securities Exchange Act of 1934, as

adopted pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of C. John Wilder, President and Chief Executive of TXU Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Kirk R. Oliver, Chief Financial Officer of TXU Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99			—	Condensed Statements of Consolidated Income – Twelve Months Ended June 30, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TXU CORP.

By

/s/ Stan Szlauderbach
Stan Szlauderbach
Senior Vice President and Controller

Date: August 5, 2005