Form 10-Q
period 2005-09-30
TXU CORP /TX/
filed 2005-11-09
CIK 1023291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-12833

TXU Corp.

(Exact Name of Registrant as Specified in its Charter)

Texas	75-2669310
(State of Incorporation)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas TX, 75201-3411	(214) 812-4600
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☑

Common Stock outstanding at November 7, 2005: 240,064,006 shares, without par value.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

2004 Form 10-K	TXU Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004

2004 Form 10-K/A	TXU Corp.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004

Bcf	billion cubic feet

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to TXU Corp.

Commission	Public Utility Commission of Texas

EITF	Emerging Issues Task Force

EITF 04-6	EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

ERISA	Employee Retirement Income Security Act

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 47	FIN No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143”

Fitch	Fitch Ratings, Ltd.

GW	gigawatts

GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by TXU Corp. as a regulated utility at the time of entering retail competition on January 1, 2002

IRS	Internal Revenue Service

kV	kilovolts

kWh	kilowatt-hours

market heat rate	a measure of the efficiency of the marginal supplier (generally gas plants) in generating electricity. A higher heat rate indicates lower efficiency

MMBtu	million British thermal units

Moody’s	Moody’s Investors Services, Inc.

MW	megawatts

MWh	megawatt-hours

NRC	United States Nuclear Regulatory Commission

price-to-beat rate	residential and small business customer electricity rates established by the Commission that (i) were required to be charged in a REP’s historical service territories until the earlier of January 1, 2005 or the date when 40% of the electricity consumed by such customer classes is supplied by competing REPs, adjusted periodically for changes in fuel costs, and (ii) are required to be made available to those customers until January 1, 2007

REP	retail electric provider

S&P	Standard & Poor’s, a division of the McGraw Hill Companies

Sarbanes-Oxley	Sarbanes – Oxley Act of 2002

SEC	United States Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 123R	SFAS 123 (Revised 2004), “Share-Based Payment”

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125”

SFAS 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”

SG&A	selling, general and administrative

TXU Australia	refers to TXU Australia Group Pty Ltd, a former subsidiary of TXU Corp., and/or its consolidated subsidiaries, depending on context

TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context

TXU Electric Delivery	refers to TXU Electric Delivery Company, a subsidiary of US Holdings, and/or its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, depending on context

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of US Holdings, and/or its consolidated subsidiaries, depending on context

TXU Europe	TXU Europe Limited, a former subsidiary of TXU Corp.

TXU Fuel	TXU Fuel Company, a former subsidiary of TXU Energy Holdings

TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.

TXU Mining	TXU Mining Company LP, a subsidiary of TXU Energy Holdings

TXU Portfolio Management	TXU Portfolio Management Company LP, a subsidiary of TXU Energy Holdings

UK	United Kingdom

US	United States of America

US GAAP	accounting principles generally accepted in the US

US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp. and parent of TXU Energy Holdings and TXU Electric Delivery

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TXU CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(millions of dollars, except per share amounts)
Operating revenues	$3,191	$2,743	$7,718	$7,178
Costs and expenses:
Fuel, purchased power costs and delivery fees	1,326	1,134	2,980	3,053
Operating costs	345	337	1,039	1,057
Depreciation and amortization	203	210	580	579
Selling, general and administrative expenses	204	276	572	805
Franchise and revenue-based taxes	93	94	258	265
Other income	(35)	(48)	(104)	(73)
Other deductions	7	20	36	477
Interest income	(16)	(14)	(35)	(20)
Interest expense and related charges	207	163	591	521

Total costs and expenses	2,334	2,172	5,917	6,664

Income from continuing operations before income taxes and extraordinary gain	857	571	1,801	514
Income tax expense	286	188	441	92

Income from continuing operations before extraordinary gain	571	383	1,360	422
Income (loss) from discontinued operations, net of tax effect (Note 2)	(6)	287	6	666
Extraordinary gain, net of tax	—	—	—	16

Net income	$565	$670	$1,366	$1,104

Exchangeable preferred membership interest buyback premium	—	—	—	849
Preference stock dividends	—	5	10	16

Net income available to common shareholders	$565	$665	$1,356	$239

Average shares of common stock outstanding (millions):
Basic	239	295	238	313
Diluted	244	295	243	313
Per share of common stock:
Basic earnings:
Income from continuing operations before extraordinary gain	$2.39	$1.30	$5.71	$1.36
Exchangeable preferred membership interest buyback premium	—	—	—	(2.72)
Preference stock dividends	—	(0.02)	(0.04)	(0.05)

Net income (loss) from continuing operations available for common stock	2.39	1.28	5.67	(1.41)
Income (loss) from discontinued operations, net of tax effect	(0.02)	0.97	0.02	2.13
Extraordinary gain, net of tax	—	—	—	0.05

Net income available for common stock	$2.37	$2.25	$5.69	$0.77

Diluted earnings (Note 1):
Income from continuing operations before extraordinary gain	$2.33	$0.39	$3.55	$0.50
Exchangeable preferred membership interest buyback premium	—	—	—	(2.72)
Preference stock dividends	—	(0.02)	(0.04)	(0.05)

Net income (loss) from continuing operations available for common stock	2.33	0.37	3.51	(2.27)
Income (loss) from discontinued operations, net of tax effect	(0.02)	0.97	0.02	2.13
Extraordinary gain, net of tax	—	—	—	0.05

Net income (loss) available for common stock	$2.31	$1.34	$3.53	$(0.09)

Dividends declared	$0.563	$0.125	$1.688	$0.375

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(millions of dollars)
Components related to continuing operations:
Income from continuing operations before extraordinary gain	$571	$383	$1,360	$422
Other comprehensive income (loss), net of tax effects:
Cash flow hedges:
Net change in fair value of derivatives (net of tax benefit of $35, $5, $27 and $41)	(67)	(10)	(52)	(73)
Amounts realized in earnings during the period (net of tax expense of $8, $8, $29 and $12)	14	16	53	24

Total cash flow hedges	(53)	6	1	(49)

Comprehensive income from continuing operations	518	389	1,361	373
Components related to discontinued operations:
Income (loss) from discontinued operations, net of tax effect	(6)	287	6	666
Other comprehensive income (loss), net of tax effects:
Minimum pension liability adjustments (net of tax expense of $—, $—, $— and $4)	—	1	—	7
Foreign currency translation adjustment	—	(41)	—	(145)
Cash flow hedges:
Net change in fair value of derivatives (net of tax expense of $—, $1, $— and $—)	—	2	—	—
Amounts realized in earnings during the period (net of tax expense of $—, $6, $— and $—)	—	13	—	—

Total cash flow hedges	—	15	—	—

Comprehensive income (loss) from discontinued operations	(6)	262	6	528
Extraordinary gain, net of tax	—	—	—	16

Comprehensive income	$512	$651	$1,367	$917

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(millions of dollars)
Cash flows – operating activities:
Income from continuing operations before extraordinary gain	$1,360	$422
Adjustments to reconcile income from continuing operations before extraordinary gain to cash provided by operating activities:
Depreciation and amortization	627	627
Deferred income tax expense and investment tax credits – net	99	(17)
Loss (gain) on early extinguishment of debt	(1)	54
Net effect of unrealized mark-to-market valuations of commodity contracts	87	92
Asset write-down charges	—	189
Decrease in accrued lease liability for out-of-service assets	(12)	—
Net gain on sale of assets	(48)	(65)
Change in regulatory-related liabilities	(60)	(61)
Net litigation settlement charge	—	100
Charge for contract counterparty nonperformance	12	—
Stock-based compensation expense	24	33
Amortization of losses on dedesignated cash flow hedges	18	19
Bad debt expense	37	76
Changes in operating assets and liabilities	(88)	(174)

Cash provided by operating activities from continuing operations	2,055	1,295

Cash flows – financing activities:
Issuances of securities:
Long-term debt	71	1,590
Common stock	6	9
Retirements/repurchases of securities:
Long-term debt held by subsidiary trusts	—	(237)
Equity-linked debt	(31)	(423)
Other long-term debt	(236)	(1,826)
Exchangeable preferred membership interests	—	(750)
Common stock	(548)	(1,226)
Preference stock	(300)	—
Preferred stock of subsidiary	(38)	—
Change in notes payable – banks	390	565
Cash dividends paid:
Common stock	(408)	(120)
Preference stock	(11)	(16)
Premium paid for redemption of exchangeable preferred membership interests	—	(1,102)
Excess tax benefit on stock-based compensation	28	—
Debt premium, discount, financing and reacquisition expenses	(35)	(42)

Cash used in financing activities for continuing operations	(1,112)	(3,578)

Cash flows – investing activities:
Capital expenditures	(735)	(543)
Nuclear fuel	(57)	(46)
Dispositions of businesses	—	2,785
Proceeds from sales of assets	42	20
Other	(4)	(28)

Cash (used in) provided by investing activities for continuing operations	(754)	2,188

Discontinued operations
Cash (used in) provided by operating activities	(37)	95
Cash used in financing activities	—	(60)
Cash used in investing activities	(3)	(177)

Cash used in discontinued operations	(40)	(142)

Net change in cash and cash equivalents	149	(237)
Cash and cash equivalents – beginning balance	106	829

Cash and cash equivalents – ending balance	$255	$592

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	December 31, 2004
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$255	$106
Restricted cash	68	49
Accounts receivable — trade	1,325	1,274
Income taxes receivable	—	25
Inventories	405	320
Commodity contract assets	2,216	546
Cash flow hedge and other derivative assets	34	4
Accumulated deferred income taxes	203	224
Margin deposits with commodity contract counterparties	423	65
Other current assets	147	184

Total current assets	5,076	2,797
Investments:
Restricted cash	17	47
Other investments	682	664
Property, plant and equipment — net	16,940	16,676
Goodwill	542	542
Regulatory assets — net	1,808	1,891
Commodity contract assets	427	315
Cash flow hedge and other derivative assets	56	2
Other noncurrent assets	328	283
Assets held for sale (Note 2)	—	24

Total assets	$25,876	$23,241

LIABILITIES, PREFERRED SECURITIES OF SUBSIDIARIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable — banks	$600	$210
Long-term debt due currently	1,192	229
Accounts payable — trade	1,085	1,077
Commodity contract liabilities	2,013	491
Cash flow hedge and other derivative liabilities	229	113
Litigation and other settlement accruals	234	391
Margin deposits from commodity contract counterparties	638	115
Other current liabilities	1,170	1,202

Total current liabilities	7,161	3,828
Accumulated deferred income taxes	2,820	2,721
Investment tax credits	389	405
Commodity contract liabilities	703	347
Cash flow hedge and other derivative liabilities	73	83
Long-term debt, less amounts due currently	11,318	12,412
Other noncurrent liabilities and deferred credits	2,588	2,762
Liabilities held for sale (Note 2)	—	6

Total liabilities	25,052	22,564
Preferred securities of subsidiaries	—	38
Contingencies (Note 6)
Shareholders’ equity (Note 5):
Preference stock – not subject to mandatory redemption	—	300
Common stock without par value: Authorized shares: 1,000,000,000
Outstanding shares: 240,062,910 and 239,852,880	2	2
Additional paid-in capital	2,335	2,806
Retained deficit	(1,328)	(2,283)
Accumulated other comprehensive loss	(185)	(186)

Total common stock equity	824	339

Total shareholders’ equity	824	639

Total liabilities, preferred securities of subsidiaries and shareholders’ equity	$25,876	$23,241

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

TXU Corp. is a holding company conducting its operations principally through its TXU Energy Holdings and TXU Electric Delivery subsidiaries. TXU Energy Holdings is engaged in electricity generation, residential and business retail electricity sales as well as wholesale energy markets activities, largely in Texas. TXU Electric Delivery is engaged in regulated electricity transmission and distribution operations in Texas.

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

Effective January 1, 2005, TXU Corp. adjusted the composite depreciation rates related to lignite/coal-fired generation facilities to better reflect their useful lives, resulting in lower (as compared to the 2004 periods) depreciation expense for the three and nine months ended September 30, 2005 of $4 million and $10 million ($3 million and $7 million after-tax), or $0.02 and $0.04 per share, respectively.

See Note 7 for a discussion of effects of a change in legislation regarding regulatory recovery of pension and other postretirement benefit costs.

Results of operations for 2004 reflect the adoption of SFAS 123R in the fourth quarter of 2004.

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

In March 2005, the FASB ratified the consensus reached in EITF 04-6 “Accounting for Stripping Costs in the Mining Industry.” The consensus concludes that stripping cost incurred after a mine enters the production phase be treated as a variable cost of inventory extracted. This consensus is effective for TXU Corp. with reporting for the first quarter of 2006. The implementation of EITF 04-6 is not expected to materially impact TXU Corp.’s results of operations or financial position.

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

Earnings Per Share — Basic earnings per share available to common shareholders are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of all potential issuances of common shares under certain securities and employee incentive arrangements. Diluted earnings per share for 2004 reflect a reduction of $0.91 per share for the quarter and $0.86 per share year-to-date related to the $525 million principal amount of Convertible Senior Notes, $500 million of which was repurchased in the fourth quarter of 2004. The dilution arose because the conversion trigger price of $41.48 was reached in the third quarter of 2004. Because of TXU Corp.’s previously stated intent to settle the conversion in cash, accounting rules require that the calculation of diluted earnings per share reflect a reduction in earnings of $268 million for the assumed after-tax redemption premium based on the fair market value of the embedded conversion option at September 30, 2004. TXU Corp. intends to settle any future conversion of the remaining outstanding $25 million principal amount in common stock; accordingly, the potentially convertible shares are included in diluted shares outstanding.

The 2005 diluted per share results for the nine months ended September 30, 2005 reflect a $2.05 per share negative impact associated with the November 2004 accelerated share repurchase program which was settled in May 2005. The program is described immediately below. Because TXU Corp. intended to settle in cash the difference between the initial price of the shares and the actual costs of the shares purchased by the counterparty under the program, accounting rules require that earnings used in the diluted earnings per share calculation be reduced by the change in the fair value of the settlement liability during the year-to-date period, which totaled $498 million (without tax benefit).

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

2.	DISCONTINUED OPERATIONS

The following summarizes the historical consolidated financial information of the businesses reported as discontinued operations:

	Three Months Ended September 30, 2005
	TXU Gas	TXU Australia	Pedrick- town	Mexico	TXU Europe	Total
Credits (charges) related to exit (after-tax)	(8)	5	(2)	1	(2)	(6)

Income (loss) from discontinued operations	$(8)	$5	$(2)	$1	$(2)	$(6)

	Nine Months Ended September 30, 2005
	TXU Gas	TXU Australia	Pedrick- town	Mexico	TXU Europe	Total
Operating revenues	$—	$—	$12	$—	$—	$12
Operating costs and expenses	—	—	14	—	—	14

Operating loss before income taxes	—	—	(2)	—	—	(2)
Credits (charges) related to exit (after-tax)	7	6	(4)	2	(3)	8

Income (loss) from discontinued operations	$7	$6	$(6)	$2	$(3)	$6

	Three Months Ended September 30, 2004
	TXU Gas	TXU Australia	Pedrick- town	Strategic Retail Services	Telecom	Total
Operating revenues	$186	$146	$8	$3	$—	$343
Operating costs and expenses	168	108	8	4	—	288
Other deductions (income) — net	3	(7)	—	—	—	(4)
Interest expense and related charges	8	12	—	—	—	20

Operating income (loss) before income taxes	7	33	—	(1)	—	39
Income tax expense (benefit)	(1)	16	—	1	—	16
Credits (charges) related to exit (after-tax)	(58)	244	—	(1)	3	188
Recognition of tax benefits	—	—	—	—	—	76

Income (loss) from discontinued operations	$(50)	$261	$—	$(3)	$3	$287

	Nine Months Ended September 30, 2004
	TXU Gas	TXU Australia	Pedrick- town	Strategic Retail Services	Telecom	Mexico	Total
Operating revenues	$910	$835	$27	$13	$54	$4	$1,843
Operating costs and expenses	894	670	30	16	49	4	1,663
Other deductions (income) — net	91	(3)	—	10	16	—	114
Interest income	—	(2)	—	—	(5)	—	(7)
Interest expense and related charges	23	96	—	—	19	—	138

Operating income (loss) before income taxes	(98)	74	(3)	(13)	(25)	—	(65)
Income tax expense (benefit)	(21)	27	(1)	(4)	(8)	(1)	(8)
Credits (charges) related to exit (after-tax)	(93)	127	(17)	(5)	1	(2)	11
Recognition of tax benefits	—	—	—	—	—	—	712

Income (loss) from discontinued operations	$(170)	$174	$(19)	$(14)	$(16)	$(1)	$666

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

TXU Gas — In October 2004, Atmos Energy Corporation and TXU Gas completed a merger by division, which resulted in the disposition of the operations of TXU Gas for $1.9 billion in cash (the TXU Gas transaction). TXU Gas was largely a regulated business engaged in the purchase, transmission, distribution and retail sale of natural gas. The $8 million charge recorded in the third quarter of 2005 primarily represented an adjustment to the estimated tax effect of the disposition. For the year-to-date 2005, a net credit of $7 million includes the effect of a favorable resolution of an expected working capital adjustment related to the disposition.

TXU Australia — In July 2004, TXU Corp. completed the sale of TXU Australia to Singapore Power Ltd. for $1.9 billion in cash and $1.7 billion in assumed debt. TXU Australia’s operations consisted of a portfolio of competitive and regulated energy businesses, principally in Victoria and South Australia. The $5 million credit recorded in the third quarter of 2005 represented an adjustment to the estimated income tax effect of the sale.

Pedricktown — In the second quarter of 2004, TXU Energy Holdings initiated a plan to sell the Pedricktown, New Jersey 122 MW power production business and exit the related power supply and gas transportation agreements. The business was sold on July 1, 2005 for $8.7 million in cash. A $2 million charge recorded in the third quarter of 2005 represents an estimated working capital adjustment related to the sale transaction.

Mexico — In January 2004, TXU Corp. completed the sale of its majority-owned gas distribution operations in Mexico for $11 million in notes receivable.

TXU Europe — A $2 million charge recorded in the third quarter of 2005 reflects an adjustment to the settlement of $220 million recorded in the fourth quarter of 2004 that resolved potential claims relating to TXU Europe and its affiliates and major creditor groups. The settlement was paid in full in October 2005.

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

Balance sheet — There were no assets or liabilities held for sale as of September 30, 2005. The following details the assets and liabilities held for sale as of December 31, 2004:

	December 31, 2004
	Pedricktown	Other	Total
Current assets	$2	$7	$9
Property, plant and equipment	15	—	15

Assets held for sale	$17	$7	$24

Current liabilities	$3	$—	$3
Noncurrent liabilities	3	—	3

Liabilities held for sale	$6	$—	$6

3.	FINANCING ARRANGEMENTS

Short-term Borrowings — At September 30, 2005, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of $600 million at a weighted average interest rate of 4.21%. At December 31, 2004, TXU Corp. had short-term borrowings consisting of outstanding bank borrowings of $210 million at a weighted average interest rate of 5.25%.

Credit Facilities — At September 30, 2005, TXU Corp. had access to credit facilities (all of which provide for long-term borrowings) as follows:

			At September 30, 2005
Facility	Maturity Date	Authorized Borrowers	Facility Limit	Letters of Credit	Cash Borrowings	Availability
Three-Year Revolving Credit Facility	June 2008	TXU Energy Holdings, TXU Electric Delivery	$1,400	$438	$80	$882
Three-Year Revolving Credit Facility	August 2008	TXU Energy Holdings, TXU Electric Delivery	1,000	—	—	1,000
Five-Year Revolving Credit Facility	March 2010	TXU Energy Holdings, TXU Electric Delivery	1,600	—	300	1,300
Five-Year Revolving Credit Facility	June 2010	TXU Energy Holdings, TXU Electric Delivery	500	70	175	255
Five-Year Revolving Credit Facility	December 2009	TXU Energy Holdings	500	455	45	—

Total			$5,000	$963	$600	$3,437

In August 2005, TXU Energy Holdings and TXU Electric Delivery executed an agreement for a new $1.0 billion 3-year joint credit facility with terms comparable to its existing credit facilities. The facility may be used for working capital and general corporate purposes, including providing back-up for any future issuances of commercial paper and letters of credit by TXU Energy Holdings or TXU Electric Delivery.

In March 2005, TXU Energy Holdings and TXU Electric Delivery amended their joint credit facilities, increasing the capacity from $2.5 billion to $3.5 billion, extending the maturity dates and reducing the borrowing costs. The amended and restated facilities can be used for working capital and general corporate purposes, including providing back-up for any future issuances of commercial paper and letters of credit by or for TXU Energy Holdings or TXU Electric Delivery.

At September 30, 2005, there was no commercial paper outstanding under any of the facilities.

In January 2005, TXU Corp.’s $425 million credit facility was terminated and $419 million of related outstanding letters of credit were effectively transferred to other facilities.

The maximum amount directly available to TXU Electric Delivery under the facilities is $3.6 billion.

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

The maximum amount of funding currently available under the program is $700 million, and as of September 30, 2005 the program was fully funded. Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program. Prior to the June 2005 renewal, this reduction was determined by the originator’s credit rating. Undivided interests were reduced by 100% of the customer deposits for a Baa3/BBB- rating; 50% for a Baa2/BBB rating; and zero % for a Baa1/BBB+ and above rating. Effective with the renewal, this reduction is based only on TXU Energy Holdings’ fixed charge coverage ratio. Under the renewal, funding availability for all originators is reduced by 100% of the customer deposits if TXU Energy Holdings’ coverage ratio is less than 2.5 times; 50% if TXU Energy Holdings’ coverage ratio is less than 3.25 times, but at least 2.5 times; and zero % if TXU Energy Holdings’ coverage ratio is 3.25 times or more. Customer deposits, which totaled $108 million at September 30, 2005, did not affect funding availability at that date as TXU Energy Holdings’ coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in sales prices and volumes. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes payable was $414 million at September 30, 2005 and $337 million at December 31, 2004.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services, a direct subsidiary of TXU Corp. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were approximately $14 million and $8 million for the nine month periods ending September 30, 2005 and 2004, respectively, and approximated 3.4% and 1.9% for the first nine months of 2005 and 2004, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to the originators and are reported in SG&A expenses. The servicing fee, which totaled approximately $3 million and $5 million in the first nine months of 2005 and 2004, respectively, compensates TXU Business Services for its services as collection agent, including maintaining the detailed accounts receivable collection records.

The September 30, 2005 consolidated balance sheet reflects $1.1 billion face amount of trade accounts receivable of TXU Energy Holdings and TXU Electric Delivery, such amount having been reduced by $700 million of undivided interests sold by TXU Receivables Company. Funding under the program related to continuing operations increased $226 million and $153 million for the nine months ended September 30, 2005 and 2004, respectively. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended September 30,
	2005	2004
Cash collections on accounts receivable	$5,298	$6,419
Face amount of new receivables purchased	(5,601)	(6,404)
Discount from face amount of purchased receivables	17	13
Program fees paid	(14)	(8)
Servicing fees paid	(3)	(5)
Increase (decrease) in subordinated notes payable	77	(115)

Operating cash flows provided to TXU Corp. under the program	(226)	(100)
Cash flows related to disposed TXU Gas business	—	(53)

Cash flows provided to continuing operations	$(226)	$(153)

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

Contingencies Related to Sale of Receivables Program — Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

1)	all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;

2)	the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

Long-term Debt — At September 30, 2005 and December 31, 2004, the long-term debt of TXU Corp. consisted of the following:

	September 30, 2005	December 31, 2004
TXU Energy Holdings
Pollution Control Revenue Bonds:
Brazos River Authority:
3.000% Fixed Series 1994A due May 1, 2029, remarketing date May 1, 2005	$—	$39
5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a)	39	39
5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a)	50	50
5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a)	114	114
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013(a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
2.830% Floating Series 2001A due October 1, 2030 (b)	71	—
4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a)	19	19
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a)	217	217
2.790% Floating Series 2001D due May 1, 2033 (b)	268	268
3.840% Floating Taxable Series 2001I due December 1, 2036(b)	62	62
2.830% Floating Series 2002A due May 1, 2037(b)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014(a)	31	31
Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a)	107	107
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45
Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14
5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a)	37	37
Other:
6.875% TXU Mining Fixed Senior Notes due August 1, 2005	—	30
6.125% Fixed Senior Notes due March 15, 2008(c)	250	250
7.000% Fixed Senior Notes due March 15, 2013	1,000	1,000
4.360% Floating Rate Senior Notes due January 17, 2006(d)	400	400
Capital lease obligations	103	9
Fair value adjustments related to interest rate swaps	10	15

Total TXU Energy Holdings	$3,348	$3,257

	September 30, 2005	December 31, 2004
TXU Electric Delivery
6.750% Fixed First Mortgage Bonds due July 1, 2005	$—	$92
6.375% Fixed Senior Secured Notes due May 1, 2012 (h)	700	700
7.000% Fixed Senior Secured Notes due May 1, 2032 (h)	500	500
6.375% Fixed Senior Secured Notes due January 15, 2015(c)(h)	500	500
7.250% Fixed Senior Secured Notes due January 15, 2033(h)	350	350
5.000% Fixed Debentures due September 1, 2007(c)	200	200
7.000% Fixed Debentures due September 1, 2022	800	800
Unamortized discount	(18)	(19)

Sub-total	3,032	3,123
TXU Electric Delivery Transition Bond Company LLC(e)
2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007	44	80
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	122	122
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	245	270
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total TXU Electric Delivery Transition Bond Company LLC	1,197	1,258

Total TXU Electric Delivery	4,229	4,381

US Holdings
7.170% Fixed Senior Debentures due August 1, 2007	10	10
9.580% Fixed Notes due in semiannual installments through December 4, 2019	68	68
8.254% Fixed Notes due in quarterly installments through December 31, 2021	62	64
4.493% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037(d)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8

Total US Holdings	149	151

TXU Corp.
6.375% Fixed Senior Notes Series C due January 1, 2008(c)	200	200
6.375% Fixed Senior Notes Series J due June 15, 2006(c)	683	683
4.446% Fixed Senior Notes Series K due November 16, 2006	50	50
5.450% Fixed Senior Notes Series L due November 16, 2007(f)(g)	75	101
5.800% Fixed Senior Notes Series M due May 16, 2008 (f)(i)	179	184
4.800% Fixed Senior Notes Series O due November 15, 2009(c)	1,000	1,000
5.550% Fixed Senior Notes Series P due November 15, 2014(c)	1,000	1,000
6.500% Fixed Senior Notes Series Q due November 15, 2024(c)	750	750
6.550% Fixed Senior Notes Series R due November 15, 2034	750	750
8.820% Building Financing due semiannually through February 11, 2022	109	120
5.099% Floating Convertible Senior Notes due July 15, 2033(d)	25	25
Fair value adjustments related to interest rate swaps	(27)	—
Unamortized discount	(10)	(11)

Total TXU Corp.	4,784	4,852

Total TXU Corp. consolidated	12,510	12,641
Less amount due currently	(1,192)	(229)

Total long-term debt	$11,318	$12,412

(a)	These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.

(b)	Interest rates in effect at September 30, 2005. These series are in a weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.

(c)	Interest rates swapped to floating on an aggregate $3.4 billion principal amount.

(d)	Interest rates in effect at September 30, 2005.

(e)	These bonds are nonrecourse to TXU Electric Delivery.

(f)	Equity-linked.

(g)	The initial remarketing date was scheduled for August 11, 2005, but was rescheduled for November 10, 2005.

(h)	Unsecured as of October 25, 2005.

(i)	The initial remarketing date will be from November 16, 2005 to February 16, 2006 at TXU Corp.’s discretion.

Debt Issuances and Retirements in 2005

In August 2005, TXU Energy Holdings entered into a lease for a rail spur at the Big Brown generation plant. The new lease, which replaces an operating lease, is being accounted for as a capital lease and the obligation of $95 million is reported in long-term debt.

In July 2005, the remaining publicly outstanding $92 million principal amount of TXU Electric Delivery’s Fixed First Mortgage Bonds matured and was paid. In a related action, in October 2005 TXU Electric Delivery released the liens associated with its 2002 Secured Indenture resulting in its Senior Secured Notes becoming unsecured obligations of TXU Electric Delivery ranking equally with all of its other unsecured obligations. Because the First Mortgage Bonds that served as collateral for the 2002 Secured Indenture were returned to TXU Electric Delivery in connection with that release and TXU Electric Delivery no longer has any publicly outstanding First Mortgage Bonds, TXU Electric Delivery discharged its 1983 Mortgage in October 2005. As a result of these actions, TXU Electric Delivery no longer has any secured debt outstanding.

In May 2005, TXU Energy Holdings repurchased all of the Brazos River Authority Pollution Control Revenue (Refunding) Bonds Series 1994A, in an aggregate principal amount of $39 million, at a price of 100% of the principal amount thereof, upon the scheduled mandatory tender date for this series. TXU Energy Holdings currently plans to remarket the bonds in the future.

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

Other retirements of long-term debt in the first nine months of 2005 totaling $105 million represent payments at scheduled maturity dates.

Fair Value Hedges — TXU Corp. uses fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt. At September 30, 2005, $3.4 billion of fixed rate debt had been effectively converted to variable rates through interest rate swap transactions, expiring through 2024. In the first quarter of 2005, TXU Corp. entered into interest rates swaps associated with $1.1 billion of fixed rate debt. These swaps qualified for and have been designated as fair value hedges in accordance with SFAS 133 (under the short-cut method as the hedges are 100% effective). The variable pay rates presented in the table below represent interest rates in effect at September 30, 2005 relating to the $3.4 billion of swapped fixed rate debt.

	Expected Maturity Date
	2006	2007	2008	2009	There- After	Cumulative
Fixed to variable swaps:	$600	$200	$450	$450	$1,700	$3,400
Average pay rate (variable)	8.19%	5.81%	7.27%	4.27%	5.02%	5.82%
Average receive rate (fixed)	6.38%	5.00%	6.24%	4.80%	6.19%	5.97%

The fair value adjustments reported above in the long-term debt table as of September 30, 2005 include $49 million representing changes in the fair market value of net out-of-the-money open fixed-to-variable swaps, partially offset by $32 million of unamortized value of settled net in-the-money fixed-to-variable swaps that is being amortized to earnings over the remaining life of the associated debt.

Changes in open swap fair values reported as adjustments to debt amounts are offset by changes in derivative assets and liabilities.

4.	TAX BENEFIT RELATED TO TXU EUROPE

Income tax expense of $441 million for the nine months ended September 30, 2005 includes $138 million in additional tax benefit related to the 2002 TXU Europe worthlessness deduction. The tax benefit was recorded in the first quarter and reflects identification of tax planning strategies TXU Corp. would implement to ensure utilization of capital losses associated with the write-off of the investment in TXU Europe. Also see Note 6 regarding income tax contingencies.

5.	PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

TXU Corp. Preference Stock — In June 2005, TXU Corp. redeemed all 3,000 shares of its Series B preference stock outstanding (liquidation preference of $100,000 per share) for the aggregate principal amount of $300 million. The preference stock had a dividend rate of 7.24%.

US Holdings’ Preferred Stock — In August 2005, US Holdings redeemed all 379,231 shares of its outstanding preferred stock with a stated value of $38 million for approximately $40 million, including principal, premium and accrued dividends. The preferred stock had dividend rates ranging from $4.00 to $5.08 per share.

Dividends — At its August 2005 meeting, the Board of Directors declared a quarterly dividend of $0.5625 a share, paid on October 3, 2005, to shareholders of record on September 2, 2005. At its May 2005 meeting, the Board of Directors declared a quarterly dividend of $0.5625 a share, paid on July 1, 2005, to shareholders of record on June 3, 2005. At its February 2005 meeting, the Board of Directors declared a quarterly dividend of $0.5625 a share, paid on April 1, 2005, to shareholders of record on March 4, 2005 and at its October 2004 meeting declared a quarterly dividend of $0.5625, paid on January 3, 2005, to shareholders of record as of December 3, 2004.

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

The following table presents the changes to common stock equity during the nine months ended September 30, 2005:

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Common Stock Equity
Balance at December 31, 2004	$2	$2,806	$(2,283)	$(186)	$339
Common stock issuances	—	6	—	—	6
Equity–linked debt securities repurchase premium	—	(13)	—	—	(13)
Common stock repurchases	—	(503)	—	—	(503)
Net effects of cash flow hedges	—	—	—	1	1
Dividends	—	—	(413)	—	(413)
Net income	—	—	1,366	—	1,366
Effects of incentive compensation plans	—	31	—	—	31
Special allocation to Thrift Plan by LESOP trustee	—	7	—	—	7
Other	—	1	2	—	3

Balance at September 30, 2005	$2	$2,335	$(1,328)	$(185)	$824

6.	CONTINGENCIES AND COMMITMENTS

Legal Proceedings — On September 6, 2005 a lawsuit was filed in the United States District Court for the Northern District of Texas, Dallas Division against TXU Corp. and C. John Wilder. The complaint asserts claims on behalf of the Plaintiffs and a putative class of owners of certain TXU Corp. securities who tendered such securities in connection with a tender offer conducted by TXU Corp. in 2004. The complaint alleges violations of the provisions of Sections 14(e), 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and purports to allege a claim for alleged breach of fiduciary duty. The allegations relate to a tender offer conducted in September and October 2004 for certain equity-linked securities in which it was expressly disclosed that TXU Corp. management was evaluating whether it should recommend to the TXU Corp. board of directors that the board reevaluate TXU Corp.’s dividend policy. After the tender offer was closed, and consistent with the disclosure, TXU Corp. management did make a recommendation to the board to reevaluate TXU Corp.’s dividend policy and the board elected to increase the quarterly dividend. The plaintiffs in the litigation contend that such disclosure in connection with the tender offer was inadequate. While TXU Corp. is unable to estimate any possible loss or predict the outcome of this litigation, TXU Corp. believes the allegations are without merit and that the disclosure provided in connection with the tender offer regarding the evaluation of the dividend policy was complete and accurate at the time the tender offer was initiated as well as when it was closed. Accordingly, TXU Corp. intends to vigorously defend this litigation.

On March 18, 2005, TXU Corp. received a subpoena from the SEC. The subpoena requires TXU Corp. to produce documents and other information for the period from January 1, 2001 to March 31, 2003 relating to, among other things, the financial distress at TXU Europe during 2002 and the resulting financial condition of TXU Corp., TXU Corp.’s reduction of its quarterly dividend in October 2002, and the following two previously disclosed claims against TXU Corp. and certain other persons named in such claims: (i) a lawsuit brought in April 2003 by a former employee of TXU Portfolio Management, William J. Murray (Murray Litigation) and (ii) various consolidated lawsuits brought by various shareholders of TXU Corp. during late 2002 and January 2003 (Shareholders’ Litigation). The documents accompanying the subpoena state that (i) the SEC is conducting a fact-finding inquiry for purposes of allowing it to determine whether there have been any violations of the federal securities laws and (ii) the request does not mean the SEC has concluded that TXU Corp. or any other person has violated the law. Although TXU Corp. cannot predict the outcome of the SEC inquiry, TXU Corp. does not believe there was any basis for the claims made in the Murray Litigation, which has now been settled. In addition, TXU Corp. has executed a memorandum of understanding regarding the settlement of the Shareholders’ Litigation. A final settlement stipulation has been signed and filed with the Court and the Court entered an order April 11, 2005 granting preliminary approval of the settlement. The Court held a hearing on June 23, 2005 to consider final approval of the settlement but has not yet granted such final approval. TXU Corp. has cooperated with the SEC and completed the production of the documents requested by the subpoena. TXU Corp. intends to continue to cooperate with the SEC in connection with its inquiry. In addition, on July 12, 2005, Mr. Erle Nye, formerly a director of TXU Corp. and formerly the CEO and Chairman of the Board of TXU Corp., received a similar “fact-finding” subpoena from the SEC. Mr. Nye has informed TXU Corp. that he has completed his response to the SEC.

On February 18, 2005, a lawsuit was filed by Utility Choice, L.P. and Cirro Group, Inc. in the United States District Court for the Southern District of Texas, Houston Division, against TXU Corp. and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in a variety of anticompetitive conduct, including market manipulation in violation of antitrust and other laws. TXU Corp. and its subsidiaries have filed a motion to dismiss the plaintiffs’ complaint, primarily on the basis of the filed rate doctrine which was at issue in the Texas Commercial Energy (TCE) litigation discussed below. The Court has not yet ruled on the Motion to Dismiss. The Court also lifted a stay that had been entered and discovery in the case has commenced. TXU Corp. believes that claims against it and its subsidiary companies are without merit, and TXU Corp. and its subsidiaries intend to vigorously defend the lawsuit. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action.

Between October 19 and December 30, 2004, ten lawsuits were filed in various California superior courts by purported customers against TXU Corp., TXU Energy Trading Company and TXU Energy Services and other marketers, traders, transporters and sellers of natural gas in California. Plaintiffs allege that beginning at least by the summer of 2000, defendants manipulated and fixed at artificially high levels natural gas prices in California in violation of the Cartwright Act and other California state laws. These lawsuits have been coordinated in the San Diego Superior Court with numerous other natural gas actions as “In re Natural Gas Anti-Trust Cases I, II, III, IV and V.” Discovery has commenced in this litigation. TXU Corp. believes the claims against TXU Corp. and its subsidiaries are without merit and TXU Corp. intends to vigorously defend the lawsuits. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of these actions.

On July 7, 2003, a lawsuit was filed by TCE in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy Holdings and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An amended complaint was filed in February 2004 that joined additional, unaffiliated defendants. Three retail electric providers filed motions for leave to intervene in the action alleging claims substantially identical to TCE’s. In addition, approximately 25 purported former customers of TCE filed a motion to intervene in the action alleging claims substantially identical to TCE’s, both on their own behalf and on behalf of a putative class of all former customers of TCE. An order granting TXU Energy Holdings’ Motion to Dismiss based on the filed rate doctrine was entered on June 24, 2004. TCE appealed the dismissal and the Fifth Circuit Court of Appeals affirmed the dismissal. TCE subsequently filed pleadings seeking further appellate review of this decision by the United States Supreme Court. TXU Corp. believes that TCE’s and the intervenors’ claims are without merit, and intends to vigorously defend the lawsuit on any further appeal. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action in the event the dismissal were to be reversed.

On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This case was transferred to the Beaumont Division of the Eastern District of Texas and on March 24, 2004 was transferred to the Northern District of Texas, Dallas Division. This action is brought by an individual, alleging to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. Defendants filed a motion to dismiss the lawsuit which was pending before the court; however, as a result of the dismissal of the antitrust claims in the litigation described above brought by TCE, the plaintiff voluntarily moved to dismiss this action and the Court has entered an order granting the dismissal thereby terminating this litigation.

In November 2002 and February and March 2003, three lawsuits were filed in the United States District Court for the Northern District of Texas asserting claims under ERISA on behalf of a putative class of participants in and beneficiaries of various employee benefit plans of TXU Corp. These ERISA lawsuits have been consolidated, and a consolidated complaint was filed in February 2004 against TXU Corp., the directors of TXU Corp. serving during the putative class period as well as members of the TXU Thrift Plan Committee comprised of Peter B. Tinkham, Kirk R. Oliver, Biggs C. Porter, Diane J. Kubin, Barbara B. Curry and Richard Wistrand. The plaintiffs seek to represent a class of participants in such employee benefit plans during period between April 26, 2001 and October 11, 2002. On February 10, 2004, the plaintiffs filed their motion for and memorandum in support of class certification. After class certification discovery was completed, the Court denied Plaintiffs’ initial class certification motion without prejudice and granted plaintiffs’ leave to amend their complaint. Plaintiff’s second class certification motion was filed on the basis of their amended complaint and was denied. The case was dismissed without prejudice on September 29, 2005. The plaintiffs have filed an appeal of the dismissal to the Fifth Circuit Court of Appeals. TXU Corp. and the individual defendants have opposed class certification. TXU Corp. believes the claims are without merit and intends to vigorously defend the lawsuit. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action.

On October 23, 2002, a derivative lawsuit was filed by a purported shareholder on behalf of TXU Corp. in the 116th Judicial District Court of Dallas County, Texas, against TXU Corp., Erle Nye, Michael J. McNally, David W. Biegler, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret M. Maxey, J.E. Oesterreicher, Charles R. Perry and Herbert H. Richardson. The plaintiff alleges breach of fiduciary duty, abuse of control, mismanagement, waste of corporate assets, and breach of duties of loyalty and good faith. The named individual defendants are current or former officers and/or directors of TXU Corp. No amount of damages has been specified. The plaintiffs in such suit failed to make a demand upon the directors as is required by law and TXU Corp. never agreed to waive the requirements for such a demand nor took any action inconsistent with insistence upon a demand. The case was stayed shortly after it was filed. The plaintiff filed a motion seeking to lift the stay which was granted in part solely to refer the case to mediation. Mediation was conducted but was unsuccessful and the case continues to be stayed. The defendants have filed pleadings seeking to have the case dismissed if the stay is lifted due to plaintiffs’ failure to make the statutorily required presuit demand, however the Court has yet to rule on the requested dismissal.

In October, November, and December 2002 and January 2003, a number of lawsuits were filed in, removed to or transferred to the United States District Court for the Northern District of Texas against TXU Corp. and certain of its officers. These lawsuits, referred to above as the Shareholders’ Litigation, were consolidated and lead plaintiffs were appointed by the Court. The complaint alleged violations of the provisions of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Section 11 and 12 of the Securities Act of 1933, as amended, relating to alleged materially false and misleading statements, including statements in prospectuses related to the offering by TXU Corp. of its equity-linked debt securities and common stock in May and June 2002. On July 21, 2003, the lead plaintiffs filed an amended consolidated complaint against Erle Nye, Michael J. McNally, V.J. Horgan, and Brian N. Dickie and directors Derek C. Bonham, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret M. Maxey, J.E. Oesterreicher, Herbert H. Richardson and Charles R. Perry, as defendants. On January 20, 2005, TXU Corp. executed a memorandum of understanding pursuant to which (i) TXU Corp. made a one-time payment of $150 million, of which $101 million has now been reimbursed by insurance carriers, (ii) TXU Corp. agreed to make certain corporate governance changes, including heightened independence standards for directors, (iii) TXU Corp. denied any liability in connection with the lawsuits, and (iv) the defendants are to be released from any claims or liabilities asserted in the litigation. TXU Corp. may receive some additional amounts from insurance carriers, which would further reduce the financial impact of the settlement to TXU Corp. A final settlement stipulation has been signed and filed with the Court and the Court entered an order April 11, 2005 granting preliminary approval of the settlement, conditionally certifying a class for purposes of the settlement and providing for notice to the class members. After such notice, the Court conducted a hearing on June 23, 2005 to consider final approval of the settlement. The Court has not yet granted such final approval.

TXU Europe Contingencies — In October 2003, the former directors and officers of TXU Europe Limited and subsidiaries that are now in administration (collectively TXU Europe), who include current and former officers of TXU Corp. and subsidiary companies, received notices from certain creditors and the administrators of TXU Europe of various claims or potential claims related to losses incurred by creditors, including claims for alleged omissions from a securities offering document and alleged breaches by directors of their English law duties as directors of these companies in failing to minimize the potential losses to the creditors of TXU Europe. On January 27, 2005, TXU Corp. executed a comprehensive agreement resolving potential claims against TXU Corp. relating to TXU Europe (the Europe Agreement). As of October 4, 2005, all of the conditions giving rise to the obligations of TXU Corp. under the Europe Agreement were satisfied and, on October 13, 2005, TXU Corp. made a payment of approximately $222 million, which was charged to previously established reserves. The payment was sourced from cash from operations that may be subsequently offset by any insurance proceeds TXU Corp. is able to collect from its insurance carriers. TXU Corp. has not yet received any commitments from its insurance carriers.

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

TXU Gas (formerly ENSERCH Corporation) Audits — In the first quarter of 2005, the statute of limitations for the IRS to complete its audit of federal income tax returns for 1993 and 1994-1997 expired. The IRS has filed a notice of deficiency for an additional $8 million of tax for 1993 and $8 million for 1994. Although TXU Corp. does not believe that the notice of deficiency is supportable under existing facts and law, in June 2005, TXU Corp. paid the additional tax and in September 2005 paid $14 million of interest. Because taxes and interest had been previously reserved, there was no impact on earnings. TXU Corp. is currently evaluating whether to seek a refund of the deficiency. Any such refund suit is required to be filed within two years of the June 2005 payment date.

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

If TXU Corp.’s ordinary loss deduction claimed on the 2002 tax return is not sustained, TXU Corp. would be required to repay approximately $459 million in tax refunds previously received (including interest) based on the assumptions used to determine the tax benefits recognized after receipt of the notice of proposed adjustments, and before taking into account other potential IRS adjustments to TXU Corp.’s 1997-2002 tax returns. In addition, TXU Corp. would owe additional tax of $116 million related to 2004. These amounts are reported as other noncurrent liabilities in the September 30, 2005 balance sheet. No material earnings charge is expected with respect to any such repayment. TXU Corp. is unable to predict the timing of any such repayment, but currently expects that it would not be made prior to 2007.

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

Leases — There were no significant changes to leases as presented in TXU Corp.’s 2004 Form 10-K/A other than an increase related to capital leases of approximately $95 million (to $103 million) associated with a capital lease for a rail spur at the Big Brown generation plant.

Guarantees — As discussed below, TXU Corp. has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. Accounting rules require the recording of a liability for all guarantees entered into subsequent to December 31, 2002.

Project development guarantees — In 1990, US Holdings repurchased an electric co-op’s minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op’s indebtedness to the US government for the facilities. The indebtedness is included in long-term debt reported in the consolidated balance sheet. US Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. US Holdings guaranteed the co-op’s payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op’s rights under the agreement, and such payments would then be owed directly by US Holdings. At September 30, 2005, the balance of the indebtedness was $129 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

Residual value guarantees in operating leases — TXU Corp. is the lessee under various operating leases that obligate it to guarantee the residual values of the leased facilities. At September 30, 2005, the aggregate maximum amount of residual values guaranteed was approximately $134 million with an estimated residual recovery of approximately $130 million. The majority of the maximum guarantee amount relates to leases entered into prior to December 31, 2002. The average life of the lease portfolio is approximately seven years.

TXU Energy Holdings has entered into various agreements that require letters of credit for financial assurance purposes. Under its five-year revolving credit facility maturing in December 2009, letters of credit totaling $455 million were outstanding at September 30, 2005 to support existing floating rate pollution control revenue bond debt of approximately $445 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2009.

At September 30, 2005, TXU Energy Holdings had outstanding letters of credit under its revolving credit facilities in the amount of $473 million to support hedging and risk management margin requirements in the normal course of business and for miscellaneous credit support requirements. As of September 30, 2005, approximately 63% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the next two years.

Surety bonds — TXU Corp. has outstanding surety bonds of approximately $30 million to support performance under various subsidiary contracts and legal obligations in the normal course of business. The term of the surety bond obligations is approximately one year.

Other — US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal amount of $6 million at September 30, 2005, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature in 2011 and have an interest rate of 5.5%. US Holdings is required to make periodic payments equal to such principal and interest. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all its contract rights and obligations in connection with $1 million remaining principal amount of bonds at September 30, 2005, issued for similar purposes, which had previously been guaranteed by US Holdings. US Holdings is, however, contingently liable in the event of default by the municipality.

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

In 1992, a discontinued engineering and construction business of TXU Gas completed construction of a plant, the performance of which is warranted by TXU Gas through 2008. The maximum contingent liability under the guarantee is approximately $102 million. No claims have been asserted under the guarantee and none are anticipated. TXU Corp. retains this contingent liability under the terms of the TXU Gas transaction agreement.

7.	PENSION AND OTHER POSTRETIREMENT BENEFITS

Net pension and other postretirement benefit costs recognized during the three and nine months ended September 30, 2005 and 2004 are comprised of the following (amounts in 2004 include the TXU Gas discontinued operations):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Components of net pension costs:
Service cost	$9	$9	$28	$34
Interest cost	33	34	98	98
Expected return on assets	(37)	(40)	(109)	(106)
Amortization of unrecognized prior service cost	1	1	2	3
Amortization of net loss	5	—	15	8
Curtailment loss	—	1	—	5

Net pension costs	11	5	34	42

Components of net other postretirement benefit costs:
Service cost	4	4	10	12
Interest cost	14	13	42	44
Expected return on assets	(5)	(4)	(15)	(13)
Amortization of unrecognized net transition asset	—	—	1	1
Amortization of unrecognized prior service cost	(1)	(1)	(2)	(2)
Amortization of net loss	6	6	17	20
Curtailment loss	—	—	—	(1)

Net other postretirement benefit costs	18	18	53	61

Net pension and other postretirement benefit costs	29	23	87	103
Less amounts deferred principally as a regulatory asset or property	(13)	(6)	(42)	(20)

Net amounts recognized as expense	$16	$17	$45	$83

The discount rate reflected in net pension and other postretirement benefit costs in 2005 is 6.0%. The expected rate of return on plan assets reflected in the 2005 cost amounts is 8.75% for the pension plan and 8.66% for other postretirement benefits.

Legislation enacted in the second quarter of 2005 resulted in a reduction of pension and other postretirement benefit costs recognized in earnings, as it provides for regulatory recovery of additional amounts of such costs. See discussion immediately below.

Regulatory Recovery of Pension and Other Postretirement Benefit Costs — In June 2005, an amendment to the Public Utility Regulatory Act relating to pension and other postretirement benefits was enacted by the Legislature of the State of Texas. This amendment provides for the recovery by TXU Electric Delivery of pension and other postretirement benefit costs for all applicable former employees of the regulated predecessor integrated electric utility (i.e., certain TXU Energy Holdings active and retired employees) related to employee service prior to the unbundling of TXU Corp.’s electric utility business effective January 1, 2002 resulting from the 1999 Restructuring Legislation. The amendment additionally authorizes TXU Electric Delivery to establish a regulatory asset or liability for the difference between the amounts of pension and other postretirement benefits approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, in the second quarter of 2005 TXU Electric Delivery began deferring (principally as a regulatory asset or property) additional pension and postretirement benefit costs for the effect of the amendment, which was retroactively effective January 1, 2005. Amounts deferred are ultimately subject to regulatory approval. Amounts recorded as a regulatory asset totaled $4 million in the quarter and $17 million for the year-to-date 2005.

8.	SEGMENT INFORMATION

TXU Corp.’s operations are aligned into two reportable segments: TXU Energy Holdings and TXU Electric Delivery. The segments are managed separately because they are strategic business units that offer different products or services and involve different business risks.

TXU Energy Holdings — consists of electricity generation, residential and business retail electricity sales as well as wholesale energy markets activities, largely in Texas.

TXU Electric Delivery — consists of regulated operations involving the transmission and distribution of electricity in Texas.

Corporate and Other — remaining nonsegment operations consisting primarily of discontinued operations, general corporate expenses and interest on debt at the TXU Corp. level.

TXU Corp. evaluates performance based on income from continuing operations. TXU Corp. accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating revenues:
TXU Energy Holdings	$2,872	$2,517	$6,902	$6,589
TXU Electric Delivery	706	648	1,820	1,688
Corporate and other	7	7	19	24
Eliminations	(394)	(429)	(1,023)	(1,123)

Consolidated	$3,191	$2,743	$7,718	$7,178

Regulated revenues included in operating revenues:
TXU Energy Holdings	$—	$—	$—	$—
TXU Electric Delivery	706	648	1,820	1,688
Corporate and other	—	—	—	—
Eliminations	(384)	(417)	(999)	(1,101)

Consolidated	$322	$231	$821	$587

Affiliated revenues included in operating revenues:
TXU Energy Holdings	$3	$8	$7	$7
TXU Electric Delivery	384	417	999	1,101
Corporate and other	7	4	17	15
Eliminations	(394)	(429)	(1,023)	(1,123)

Consolidated	$—	$—	$—	$—

Income (loss) from continuing operations before extraordinary gain:
TXU Energy Holdings	$459	$309	$1,007	$406
TXU Electric Delivery	145	108	302	221
Corporate and other	(33)	(34)	51	(205)

Consolidated	$571	$383	$1,360	$422

No customer provided more than 10% of consolidated revenues.

9.	CASH FLOW HEDGES UNDER SFAS 133

TXU Corp. expects that $124 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. These losses relate to cash flow hedges and will be reclassified from accumulated other comprehensive income as the related hedged transactions are settled. Of this amount, $116 million relates to commodity hedges and $8 million relates to financing-related hedges.

TXU Corp. experienced net cash flow hedge ineffectiveness of $1 million and $2 million, respectively, for the three and nine months ended September 30, 2005, reported as a gain in revenues. For the three and nine months ended September 30, 2004, TXU Corp. experienced net cash flow hedge ineffectiveness of $4 million and $21 million, respectively, reported as a loss in revenues.

The net effect of recording unrealized mark-to-market gains and losses arising from hedge ineffectiveness (versus recording gains and losses upon settlement) includes the above amounts as well as the effect of reversing unrealized ineffectiveness gains and losses recorded in previous periods to offset realized gains and losses in the current period. Such net effect totaled $2 million and $8 million, respectively, in net gains for the three and nine months ended September 30, 2005 and $3 million and $20 million, respectively, in net losses for the three and nine months ended September 30, 2004.

TXU Corp. has no hedging positions against exposure to the variability of future cash flows from energy-related transactions that extend more than five years.

10.	OTHER INCOME AND DEDUCTIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Other income:
Insurance recovery of litigation settlement (a)	$—	$—	$35	$—
Insurance recovery of damage claim	6	—	6	—
Net gain on sale of businesses and other properties (b)	17	47	41	65
Gain on sale of power transmission project investment	7	—	7	—
Power services agreement termination fee	—	—	4	—
Equity portion of allowance for funds used during construction	1	—	2	1
Other	4	1	9	7

Total other income	$35	$48	$104	$73

Other deductions:
Charge related to coal contract counterparty nonperformance	$—	$—	$12	$—
Debt extinguishment losses	—	11	—	54
Litigation settlements	—	—	11	100
Software write-off	—	(2)	1	109
Spare parts write-down	—	—	—	79
Capgemini outsourcing transition costs	4	—	13	—
Employee severance (related to 2004 Restructuring Program)	—	3	2	111
Equity in debt extinguishment losses of financing trusts	—	—	—	6
Transaction-related fees	—	1	—	4
Expenses related to impaired construction projects	—	1	—	5
Casualty loss (gas storage explosion)	—	5	—	5
Adjustment to generation turbine lease liability (c)	—	—	(12)	—
Cities settlement accrual	1	—	1	—
Other	2	1	8	4

Total other deductions	$7	$20	$36	$477

(a)	In April 2005, TXU Corp. reached agreement with an insurance carrier regarding recoveries to be received related to the consolidated amended securities class action lawsuit initially filed in October 2002 and settled in January 2005, for which a charge was recorded in 2004 and reported in other deductions. Accordingly, a credit of $35 million was recorded in the second quarter and proceeds of that amount were received in July 2005.

(b)	Includes amortization of a deferred gain on the June 2004 sale of TXU Fuel of $12 million in each of the 2005 and 2004 quarters, and $35 million and $16 million for the 2005 and 2004 year-to-date periods, respectively. Amounts in 2004 also include amortization of a deferred gain on the 2002 sale of two generation plants of $18 million for the quarter and $30 million year-to-date. Additionally, amounts in 2004 include a gain on the sale of undeveloped land of $18 million for both the quarter and year-to-date periods.

(c)	In December 2004, TXU Corp. committed to immediately cease operating for its own benefit nine leased gas-fired combustion turbines, and recorded a charge of $157 million reported in other deductions. The charge represented the present value of the future lease payments for the turbines, net of estimated sublease proceeds. An adjustment of $15 million was recorded in the first quarter of 2005 to reflect indicative sublease bids received that exceeded the originally estimated sublease proceeds. A further true-up of the sublease proceeds for leases entered into resulted in a charge of $3 million in the second quarter of 2005.

11.	SUPPLEMENTARY FINANCIAL INFORMATION

Regulated Versus Unregulated Operations —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating revenues:
Regulated	$706	$648	$1,820	$1,688
Unregulated	2,879	2,524	6,921	6,613
Intercompany sales eliminations – regulated	(384)	(417)	(999)	(1,101)
Intercompany sales eliminations – unregulated	(10)	(12)	(24)	(22)

Total operating revenues	3,191	2,743	7,718	7,178
Costs and operating expenses:
Fuel, purchased power costs and delivery fees – unregulated*	1,326	1,134	2,980	3,053
Operating costs – regulated	193	193	556	547
Operating costs – unregulated	152	144	483	510
Depreciation and amortization – regulated	122	116	334	286
Depreciation and amortization – unregulated	81	94	246	293
Selling, general and administrative expenses – regulated	48	52	138	152
Selling, general and administrative expenses – unregulated	156	224	434	653
Franchise and revenue-based taxes – regulated	65	66	179	183
Franchise and revenue-based taxes – unregulated	28	28	79	82
Other income	(35)	(48)	(104)	(73)
Other deductions	7	20	36	477
Interest income	(16)	(14)	(35)	(20)
Interest expense and related charges	207	163	591	521

Total costs and expenses	2,334	2,172	5,917	6,664

Income from continuing operations before income taxes and extraordinary gain	$857	$571	$1,801	$514

*	Includes cost of fuel consumed of $332 million and $304 million for the three months ended September 30, 2005 and 2004, respectively, and $736 million and $766 million for the nine months ended September 30, 2005 and 2004, respectively. The balance in each period represents purchased power and delivery fees.

The operations of the TXU Energy Holdings segment are included above as unregulated as the Texas market has been open to competition since January 2002. However, retail pricing to residential customers in the historical service territory continues to be subject to certain price controls (price-to-beat).

Regulatory Assets and Liabilities —

	September 30, 2005	December 31, 2004
Regulatory assets:
Generation-related regulatory assets securitized by transition bonds	$1,500	$1,607
Securities reacquisition costs	120	125
Recoverable deferred income taxes — net	118	109
Nuclear decommissioning asset	35	30
Storm-related costs	89	91
Other regulatory assets	51	32

Total regulatory assets	1,913	1,994
Regulatory liabilities:
Investment tax credit and protected excess deferred taxes	73	79
Over-collection of securitization (transition) bond revenues	29	23
Other regulatory liabilities	3	1

Total regulatory liabilities	105	103

Net regulatory assets	$1,808	$1,891

Included in net regulatory assets are assets of $121 million at both September 30, 2005 and December 31, 2004 that are earning a return. The regulatory assets subject to securitization have a remaining recovery period of 11 years. All other regulatory assets have a remaining recovery period of 12 to 46 years.

Interest Expense and Related Charges —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest	$208	$156	$587	$470
Distributions on exchangeable preferred membership interests of TXU Energy Holdings (a)	—	—	—	22
Interest on long-term debt held by subsidiary trust	—	3	—	15
Preferred stock dividends of subsidiaries	2	1	3	1
Amortization of debt discounts, premiums and issuance cost	2	7	14	22
Capitalized interest, including debt portion of allowance for funds used during construction	(5)	(4)	(13)	(9)

Total interest expense and related charges	$207	$163	$591	$521

(a)	In April 2004, TXU Corp. purchased TXU Energy Holdings’ preferred membership interests from unaffiliated holders, and subsequent to this purchase, TXU Energy Holdings has paid distributions on the preferred membership interests to TXU Corp.

Severance Liability Related to Restructuring Activities —

	TXU Energy Holdings	TXU Electric Delivery	Corp. & Other	Total
Liability for severance costs as of January 1, 2005	$42	$12	$1	$55
Additions to liability	1	—	—	1
Payments charged against liability	(19)	(7)	(1)	(27)
Other adjustments to the liability	(3)	—	—	(3)

Liability for severance costs as of September 30, 2005	$21	$5	$—	$26

Restricted Cash —

	Balance Sheet Classification At September 30, 2005
	Current Assets	Investment
Customer collections related to securitization bonds used only to service debt and pay expenses	$52	$—
Payment of fees associated with securitization (transition) bonds	—	10
Reserve for shortfalls of transition bond charges	—	3
Collateral for surety bonds	—	4
Demolition and relocation work to be performed by TXU Corp. related to the sale of land	16	—

Total	$68	$17

Accounts Receivable — At September 30, 2005 and December 31, 2004, accounts receivable of $1.3 billion are stated net of allowance for uncollectible accounts of $50 million and $16 million, respectively. Allowances related to receivables sold are reported in other current liabilities and totaled $22 million and $47 million at September 30, 2005 and December 31, 2004, respectively. During the nine months ended September 30, 2005, bad debt expense was $37 million, net account write-offs were $28 million and changes related to receivables sold increased the allowance for uncollectible accounts by $25 million. During the nine months ended September 30, 2004, bad debt expense was $76 million, net account write-offs were $90 million and changes related to receivables sold increased the allowance for uncollectible accounts by $3 million.

Accounts receivable included $505 million and $422 million of unbilled revenues at September 30, 2005 and December 31, 2004, respectively.

Reserves Related to Commodity Contract Assets — At September 30, 2005 and December 31, 2004, current and noncurrent commodity contract assets, arising principally from mark-to-market accounting, totaled $2.6 billion and $861 million, respectively, and are stated net of applicable credit (collection) and performance reserves totaling $21 million and $15 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

Intangible Assets — Intangible assets other than goodwill are comprised of the following:

	As of September 30, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Capitalized software placed in service	$371	$309	$62	$364	$294	$70
Land easements	177	62	115	173	61	112
Mineral rights and other	31	23	8	31	23	8

Total	$579	$394	$185	$568	$378	$190

Aggregate TXU Corp. amortization expense for intangible assets for the three months ended September 30, 2005 and 2004 was $6 million and $13 million, respectively. Aggregate TXU Corp. amortization expense for intangible assets for the nine months ended September 30, 2005 and 2004 was $17 million and $52 million, respectively. At September 30, 2005, the weighted average useful lives of capitalized software, land easements and mineral rights and other were 5 years, 69 years and 40 years, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2004 is as follows:

Year	Amount
2005	$23
2006	22
2007	22
2008	18
2009	14

Goodwill of $542 million reported in the consolidated balance sheet as of September 30, 2005 and December 31, 2004 includes $517 million related to TXU Energy Holdings and $25 million related to TXU Electric Delivery.

Inventories by Major Category —

	September 30, 2005	December 31, 2004
Materials and supplies	$169	$148
Environmental energy credits	96	21
Fuel stock	73	79
Gas stored underground	67	72

Total inventories	$405	$320

Inventories are carried at average costs.

Property, Plant and Equipment — As of September 30, 2005 and December 31, 2004, property, plant and equipment of $16.9 billion and $16.7 billion, respectively, is stated net of accumulated depreciation and amortization of $11.7 billion and $11.2 billion, respectively.

As of September 30, 2005, substantially all of TXU Electric Delivery’s electric utility property, plant and equipment (with a net book value of $6.9 billion) was pledged as collateral on TXU Electric Delivery’s first mortgage bonds and senior secured notes. Effective October 2005, the assets are no longer pledged as collateral. See Note 3 for additional details.

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

The asset retirement liability was $522 million at September 30, 2005 and $631 million at December 31, 2004. Accretion during the nine months ended September 30, 2005 totaled $25 million and reclamation payments totaled $21 million. Also, during the first quarter of 2005, an updated study of the cost to decommission TXU Corp.’s nuclear generating facility was completed by management. As a result of the updated study, in the second quarter of 2005 the asset retirement obligation and related asset were adjusted downward $113 million, or 19%, principally due to revised cost escalation factors assumed in the previous study.

Accounting under SFAS 143 has no earnings impact with respect to the recognition of the asset retirement costs for nuclear decommissioning, as all costs are recoverable through the regulatory process as part of TXU Electric Delivery’s rate setting.

Supplemental Cash Flow Information —

	Nine Months Ended September 30,
	2005	2004
Cash payments related to continuing operations:
Interest (net of amounts capitalized)	$540	$533
Income taxes	$61	$6
Cash payments related to discontinued operations:
Interest (net of amounts capitalized)	$—	$82
Income taxes	$30	$—
Noncash investing and financing activities:
Capital lease for generation plant rail spur	$95	$—

12.	SUBSEQUENT EVENT

On November 7, 2005, TXU Corp. announced that its board of directors had declared a two-for-one stock split to be effected in the form of a 100 percent stock dividend. The stock split will entitle each shareholder of record at the close of business on November 18, 2005, to receive one additional share for every outstanding share of common stock they held on that date. The additional shares resulting from the stock split will be distributed on December 8, 2005. The financial statements do not reflect the effects of the stock split.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TXU Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Corp. and subsidiaries (TXU Corp.) as of September 30, 2005, and the related condensed statements of consolidated income and comprehensive income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed statements of consolidated cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of TXU Corp.’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TXU Corp. as of December 31, 2004, and the related statements of consolidated income, comprehensive income, cash flows and shareholders’ equity for the year then ended (not presented herein); and in our report (which report includes explanatory paragraphs related to the Company’s change in method of accounting for stock based compensation with the election to early adopt Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment and the restatement of the statements of cash flows for the period ended December 31, 2004) dated March 16, 2005 and June 8, 2005 as to Note 21, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas

November 7, 2005

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

TXU Corp. is a holding company conducting its operations principally through its TXU Energy Holdings and TXU Electric Delivery subsidiaries. TXU Energy Holdings is engaged in electricity generation, residential and business retail electricity sales as well as wholesale energy markets activities, largely in Texas. TXU Electric Delivery is engaged in regulated electricity transmission and distribution operations in Texas.

TXU Corp. has two reportable segments: TXU Energy Holdings and TXU Electric Delivery. (See Note 8 to Financial Statements for further information concerning reportable business segments.)

RECENT DEVELOPMENTS

Significant Corporate Developments

On November 7, 2005, TXU Corp. announced the following significant corporate developments:

Stock Split

TXU Corp.’s board of directors declared a two-for-one stock split to be effected in the form of a 100 percent stock dividend. The stock split will entitle each shareholder of record at the close of business on November 18, 2005, to receive one additional share for every outstanding share of common stock they held on that date. The additional shares resulting from the stock split will be distributed on December 8, 2005. Based on current shares outstanding, TXU Corp. would have approximately 480 million shares of common stock outstanding after the stock split.

Dividend Increase

TXU Corp.’s board of directors revised TXU Corp.’s dividend and cash distribution policy, setting the common stock dividend at an annual rate of $3.30 ($1.65 on a post-split basis), a 47 percent increase over the previous quarter, with an expectation of a high performance annual dividend growth rate thereafter. Based on historical analysis, TXU Corp. believes that a high performance growth rate is in the 5 percent annual growth rate range. The dividend rate and annual dividend growth rate will be subject to regular review by TXU Corp.’s board of directors and may be changed based upon a number of factors. Consistent with the revised policy, on November 4, 2005, TXU Corp.’s board of directors declared a common stock dividend of 82.5 cents per share (41.25 on a post-split basis) that will be paid on January 3, 2006 to shareholders of record as of December 19, 2005.

Share Repurchase Program

TXU Corp.’s board of directors also authorized the repurchase of up to 34 million shares of common stock (on a split-adjusted basis) through the end of 2006. TXU Corp. expects to execute this share repurchase program progressively through the end of 2006; the current expectation is that up to 12 million shares (on a split-adjusted basis) will be repurchased in 2005.

Results of Growth Strategy Review and Updated Financial Strategies

On November 7, 2005, TXU Corp. announced the results of its growth strategy review and updated certain financial strategies as discussed below.

Growth Strategies

Overview

In 2004, senior management reviewed TXU Corp.’s operations and implemented a previously disclosed three-phase restructuring to restore financial strength, drive performance improvement with a competitive industrial company perspective and allocate capital in a disciplined and efficient manner.

•	Phase one involved divesting of value-disadvantaged businesses and using the sales proceeds, operating cash flows and cash on hand to simplify the debt portfolio and capital structure and improve financial flexibility. This phase also included changing pricing and commodity price hedging strategies to reflect rising natural gas prices, resolving significant litigation risks and lowering business process costs through a significant outsourcing arrangement. Phase one was completed in 2004.

•	Phase two included implementation of initiatives to achieve operational excellence across the business, targeting industry-leading performance standards for productivity, reliability and customer service and embedding a high-performance industrial culture. Phase two work has largely been completed during 2005 but will remain ongoing.

•	Phase three included an in depth analysis of the growth strategy for TXU Corp. and its two business segments, TXU Energy Holdings and TXU Electric Delivery, and was announced on November 7, 2005.

After an in-depth review of its businesses, TXU Corp. has based its strategy around three core principles it believes are essential to success in the power sector: 1) access to structurally advantaged assets, 2) an industrial skill set and 3) building and leveraging quality scale.

•	Access to structurally advantaged assets - TXU Corp. believes that long-term success in the energy sector is based upon having access to structurally advantaged assets, and believes that energy markets will continue to go through cycles and assets with a structural cost advantage are best positioned to succeed in the long term. TXU Corp. believes that its assets are well-positioned across the electricity value chain.

•	Industrial skill set - TXU Corp. believes an industrial skill set is crucial for high performance and sustained high returns in asset-intensive businesses. The transition from deregulation to competition that is underway in the electricity sector amplifies the importance of this skill set, and will likely create a significant performance advantage for those who successfully transform their operations. TXU Corp. will continue to focus on upgrading four critical skill sets: operational excellence, market leadership, a systematic risk/return mindset applied to all key decisions and rigorous performance management. TXU Corp. is driving this effort through an overall program called the TXU Operating System.

•	Building and leveraging quality scale - TXU Corp. believes that building and leveraging quality scale enables sustained value creation. Scale allows companies to eliminate duplicative costs, manage suppliers and build and standardize distinctive process expertise. Scale also allows companies to take part in large capital investments, such as new power plants, with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs.

Quality scale derives from structurally advantaged regional positions. Quality scale enables companies to develop a deep understanding of regional wholesale markets and distinctive insights into market dynamics and regulatory frameworks, enabling better execution in today’s volatile commodity environment. Regional scale can also create access to advantaged development opportunities.

TXU Corp.’s goal over the next five years is to create two industry leaders: a deregulated solid fuel generator with quality scale in several markets and a regulated wires company that will drive efficient management of required transmission and distribution network investments and help redefine customer service levels through effective deployment of new technologies.

TXU Energy Holdings Strategy and Opportunities

The goal of TXU Energy Holdings’ power operations (TXU Power) is to further implement the TXU Operating System, operate safely and become the most productive and lowest-cost operator of solid fuel plants in the U.S. Early last year, TXU Power launched the TXU Operating System through a program to capture opportunities to drive lean operations throughout its coal and mining operations. TXU Power believes that the initial execution of this program has helped it further enhance an advantaged coal operating capability. TXU Power intends to strive for continuous productivity improvements in its core business, targeting top quartile cost levels within three years and ongoing production improvements. TXU Power intends to also leverage the TXU Operating System to pursue two attractive growth opportunities. In ERCOT, TXU Power plans to add needed capacity and enhance the market’s fuel diversity by taking advantage of what it believes to be advantaged sites, such as Oak Grove and Sandow, to build new coal generation facilities. TXU Energy Holdings filed for an air permit for the 1,720 megawatt Oak Grove lignite-fired power plant and is working with potential investors and counterparties to advance this development quickly and cost effectively. In addition, TXU Energy Holdings recently signed a letter of intent for the development of a new 600 MW lignite-fired unit at the site of TXU Power’s Sandow 4 lignite-fired generation plant in central Texas. TXU Power also intends to seek to grow by applying TXU Operating System capabilities on a broader set of assets through creative transactions with other coal plant owners. TXU Power believes that no company in the U.S. coal generation sector has established a national position leveraging a systematic operating advantage. TXU Power has completed a comprehensive screening process of all U.S. coal plants, identifying a large set that it believes would benefit significantly from the application of TXU Power’s operating skills. Over the next five years, TXU Power’s goal is to drive value by doubling the size of its coal fleet, building a national solid fuel generation company with quality scale in multiple markets.

TXU Energy Holdings’ retail sales operation (TXU Energy) has developed a strategy to improve profitability in Texas and monitor potential opportunities to expand in other regions if and when those develop. TXU Energy plans to improve performance through ongoing cost leadership, innovative product and service offerings, innovative customer service to distinguish TXU Energy from its competitors and the benefit of declines in forward natural gas prices that are currently projected in the market. Examples of products TXU Energy has already offered are “The Power of Peace of Mind,” which allows customers to fix their price for all of 2006, as well as average billing and home surge protection.

TXU Energy Holdings’ wholesale operations (TXU Wholesale) will continue to play a pivotal role in supporting TXU Power and TXU Energy, striving for market leadership and commercial excellence in optimizing the commercial performance of the generation assets and sourcing power for the retail business. TXU Wholesale also monitors and manages TXU Corp.’s commodity risks, consistent with the TXU Corp.’s overall risk management philosophy.

TXU Corp. will be evaluating a wide variety of transaction options that will best enable the execution of this strategy by TXU Energy Holdings.

TXU Electric Delivery Strategy and Opportunities

        TXU Electric Delivery’s goal is to further drive the TXU Operating System and achieve top decile costs, service levels and network reliability through efficient capital and technology deployment and business operations. TXU Electric Delivery intends to invest in its system in order to achieve top decile reliability before the end of the decade. In its core service territory, TXU Electric Delivery is redesigning the model that it uses for network and technology investments, driving to standardization and significantly enhanced efficiency. Leveraging this capability, TXU Electric Delivery expects to ramp up its investments in the transmission and distribution network and in new technologies such as automated meter reading and remote system monitoring. Capital investment is expected to increase to more than $800 million per year over the next five years, an increase of more than 75 percent relative to the 1995 to 2004 average. This expanded program is expected to drive down congestion costs, enhance network integrity and redefine reliability and customer service standards in North Texas by the end of the decade. TXU Electric Delivery also intends to seek opportunities to scale its operating advantage and technology program regionally, looking to achieve operating efficiencies, leverage its asset management capabilities over a larger grid and drive a coordinated technology and infrastructure investment program to improve reliability. TXU Electric Delivery believes that the sector’s infrastructure and technology investment needs are going to be high over the coming years both regionally and nationally, TXU Electric Delivery believes it is well-positioned to participate in this build-out on a broader basis as a highly capable operator that knows how to coordinate and manage large-scale investment programs.

TXU Corp. will be evaluating a wide variety of transaction options that will best enable the execution of this strategy by TXU Electric Delivery.

Updated Financial Strategies

Risk Management and Hedging Strategy

TXU Corp. has updated its risk management and hedging strategy. Overall, TXU Corp. intends to use its strengthened balance sheet and its complementary generation and retail businesses to manage its commodity market exposure; this approach considers the retail residential and small business load to represent a near-term hedge to baseload generation that will be supplemented by market transactions to manage TXU Corp.’s one to three-year exposure to natural gas prices. With the implementation of this approach and recently completed market transactions, TXU Corp. has reduced its net exposure to gas prices. See discussion under “Commodity Price Risk” below for detailed information. The effect of this reduction in natural gas exposure is to help preserve the economic value of the generation and retail businesses for these periods at current forward natural gas price levels.

Capital Allocation and Financial Flexibility

TXU Corp. has updated its capital allocation model. The capital allocation model is intended to govern the allocation of operating cash flow and the deployment of growth capital. Under the updated model, TXU Corp. intends to prioritize cash flows from operations and asset sales in the following order: First, to preserve and enhance the quality of customer service and production and delivery reliability. Sustaining and regulated growth capital expenditures for 2006 (excluding potential new plant investments) are expected to be approximately $1.3 billion, reflecting increased investment in TXU Electric Delivery’s transmission and distribution infrastructure and ongoing upgrades to the TXU Energy Holdings’ generation fleet. Second, to consider growth capital, or reinvestments, in the business, but in each case, subject to strict investment criteria. Third, to maintain balance sheet strength and financial flexibility, primarily maintaining strong credit metrics to withstand a down commodity cycle. Fourth, to pay regular cash dividends targeting a payout equal to 30-40 percent of earnings adjusted for the effects of discontinued operations and unusual charges and credits. Fifth, to pay cash distributions to shareholders in the form of share repurchases or special cash dividends or retained for future investments.

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

Results of operations for 2004 reflect the adoption of SFAS 123R in the fourth quarter of 2004.

TXU Corp. Consolidated

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Reference is made to the consolidated income statements presented in the financial statements and the comparisons of results by business segment following the discussion of consolidated results immediately below. The business segment comparisons provide additional detail and quantification of items affecting financial results.

TXU Corp.’s operating revenues increased $448 million, or 16%, to $3.2 billion in 2005.

•	Operating revenues in the TXU Energy Holdings segment increased $355 million, or 14%, to $2.9 billion driven by higher retail and wholesale pricing, which is the result of higher natural gas prices. The effect of higher pricing was partially offset by the effect of lower sales volumes. Retail sales volumes declined 12% reflecting a net loss of customers due to competitive activity, partially offset by the effect of warmer weather. Wholesale sales volumes increased 15% due to a shift in the composition of the customer base from retail to wholesale due to competitive activity, particularly in the business market, and weather-related increases in wholesale demand.

•	Operating revenues in the TXU Electric Delivery segment increased $58 million, or 9%, to $706 million in 2005 driven by a 10% increase in delivered volumes, due largely to warmer weather. Additionally, higher transmission and distribution tariffs driven by TXU Electric Delivery’s ongoing transmission investment program and market growth contributed to increased revenues.

•	Consolidated revenue growth reflected a $35 million reduction in the intercompany sales elimination, primarily reflecting lower sales by TXU Electric Delivery to TXU Energy Holdings while sales to nonaffiliated REPs increased.

Gross Profit

	Three Months Ended September 30,
	2005	% of Revenue (Gross Margin)	2004	% of Revenue (Gross Margin)
Operating revenues	$3,191	100%	$2,743	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	1,326	42%	1,134	41%
Operating costs	345	11%	337	12%
Depreciation and amortization	200	6%	204	8%

Gross profit	$1,320	41%	$1,068	39%

Gross profit is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the variable and fixed costs to generate, purchase and deliver energy. Operating costs relate directly to generation plants and the transmission and distribution (delivery) system. Depreciation and amortization expense included in gross profit relates to assets that are directly used in the generation and delivery of electricity.

Gross profit increased $252 million, or 24%, to $1.3 billion in 2005.

•	The TXU Energy Holdings segment’s gross profit increased $197 million, or 27%, to $931 million, driven by higher retail and wholesale pricing partially offset by higher per MWH cost of purchased power and gas/oil-fired generation as well as the effect of lower retail sales volumes.

•	The TXU Electric Delivery segment’s gross profit increased by $51 million, or 15%, to $391 million in 2005, driven by higher volumes due to warmer weather and an increase in transmission and distribution tariffs.

Operating costs increased $8 million, or 2%, to $345 million in 2005. The increase was driven by generation operations and reflected costs to improve plant productivity and maintenance costs associated with planned nuclear unit outages in 2005.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants and the delivery system shown in the gross profit table above) declined $7 million, or 3%, to $203 million in 2005. The decline reflected a change in the carrying value of software assets in connection with the Capgemini outsourcing transaction and an increase in the estimated useful lives of lignite/coal-fired plants, partially offset by property additions in transmission and distribution operations.

SG&A expense decreased $72 million, or 26%, to $204 million in 2005. The decline reflected:

•	$20 million resulting from cost reduction initiatives including the Capgemini outsourcing agreement;

•	$16 million largely due to a one-time incentive compensation program in wholesale operations in 2004;

•	$15 million in consulting and other professional fees in 2004 related to the formulation and execution of strategic initiatives; and

•	$11 million reduction in bad debt expense as a result of stricter credit and collection policies.

Other income totaled $35 million in 2005 and $48 million in 2004. Other deductions totaled $7 million in 2005 and $20 million in 2004. See Note 10 to Financial Statements for additional detail.

Interest expense and related charges increased $44 million, or 27%, to $207 million in 2005 reflecting a $22 million increase due to higher average rates and $22 million due to higher average borrowings.

The effective income tax rate on income from continuing operations before extraordinary gain was 33.4% in 2005 compared to 32.9% in the 2004 quarter. There were no material unusual items affecting the comparison.

Income from continuing operations (an after-tax measure) increased $188 million, or 49%, to $571 million in 2005.

•	Earnings in the TXU Energy Holdings segment improved $150 million, or 49%, to $459 million driven by improved gross profit and lower SG&A expenses.

•	Earnings in the TXU Electric Delivery segment rose $37 million, or 34%, to $145 million driven by the effects of warmer weather and an increase in transmission and distribution tariffs.

•	Net expenses related to corporate and other activities were about even at $33 million and reflected increased net interest expense of $20 million after-tax largely offset by the effect of $16 million after-tax in restructuring-related expenses in 2004 and lower depreciation and amortization of $5 million after-tax due to a change in the carrying value of software assets in connection with the Capgemini outsourcing transaction. The restructuring-related expenses in 2004 included debt extinguishment losses and consulting and professional fees.

Net pension and other postretirement benefit costs reduced income from continuing operations by $10 million in 2005 and $11 million in 2004.

Results from discontinued operations (an after-tax measure) totaled a loss of $6 million in 2005 and income of $287 million in 2004. The 2004 amount is primarily associated with the TXU Australia and TXU Gas businesses. Income from TXU Australia, which was sold in July 2004, totaled $261 million in 2004, which included a gain on sale of $239 million after-tax. Losses from TXU Gas totaled $50 million primarily reflecting a goodwill impairment charge to adjust the carrying values of assets and liabilities for the terms of the October 2004 disposition agreement. Discontinued operations results also included the recognition of $76 million in net tax benefits related to the 2002 write-off of the investment in TXU Europe. This benefit reflected the capital gain on the TXU Gas transaction, partially offset by changes in estimates of TXU Europe-related tax benefits expected to be realized, principally related to capital gains on previous transactions. Also see Note 2 to Financial Statements.

Diluted earnings per share of common stock were $2.31 in 2005 compared to $1.34 in 2004. The comparison of diluted earnings per share benefited from a $0.40 per share impact of 51 million fewer average shares outstanding. Per share results in 2004 also include a dilutive effect of $268 million after-tax or $0.91 per diluted share related to Convertible Senior Notes (see Note 1 to Financial Statements). Basic average common shares outstanding decreased 19% to 239 million shares reflecting the repurchase of 52.5 million shares in the November 2004 accelerated repurchase program. Diluted average common shares decreased 17% to 244 million shares.

TXU Corp. Consolidated

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

TXU Corp.’s operating revenues increased $540 million, or 8%, to $7.7 billion in 2005.

•	Operating revenues in the TXU Energy Holdings segment increased $313 million, or 5%, to $6.9 billion driven by higher retail and wholesale pricing, which is the result of higher natural gas prices. The effect of higher pricing was partially offset by the effect of lower retail sales volumes. Retail sales volumes declined 16% primarily reflecting a net loss of customers to competitive activity, particularly in the large business market, partially offset by the effect of warmer weather.

•	Operating revenues in the TXU Electric Delivery segment increased $132 million, or 8%, to $1.8 billion in 2005. The revenue increase reflected $41 million in transition charges associated with securitization bonds issued in 2004 (offset by higher amortization of the related regulatory asset as discussed below). The balance of the growth was driven by a 5% increase in delivered volumes, due largely to warmer weather. Additionally, higher transmission and distribution tariffs driven by TXU Electric Delivery’s ongoing transmission investment program and market growth contributed to increased revenues.

•	Consolidated revenue growth reflected a $100 million reduction in the intercompany sales elimination, primarily reflecting lower sales by TXU Electric Delivery to TXU Energy Holdings while sales to nonaffiliated REPs increased.

Gross Profit

	Nine Months Ended September 30,
	2005	% of Revenue (Gross Margin)	2004	% of Revenue (Gross Margin)
Operating revenues	$7,718	100%	$7,178	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	2,980	39%	3,053	43%
Operating costs	1,039	13%	1,057	15%
Depreciation and amortization	571	7%	537	7%

Gross profit	$3,128	41%	$2,531	35%

Gross profit increased $597 million, or 24%, to $3.1 billion in 2005.

•	The TXU Energy Holdings segment’s gross profit increased $532 million, or 32%, to $2.2 billion, driven by higher pricing partially offset by higher per MWh cost of purchased power and gas/oil-fired generation as well as the effect of lower sales volumes.

•	The TXU Electric Delivery segment’s gross profit increased $72 million, or 8%, to $930 million in 2005, driven by higher volumes due to warmer weather and increased transmission and distribution tariffs.

Operating costs decreased $18 million, or 2%, to $1.0 billion in 2005.

•	TXU Energy Holdings’ operating costs declined $31 million driven by the absence of costs related to activities no longer performed (TXU Gas customer support as well as combustion turbine and TXU Fuel operations).

•	TXU Electric Delivery’s operating costs rose $9 million driven by higher property taxes on a larger tax base.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants and the delivery system shown in the gross profit table above) increased $1 million to $580 million in 2005. The increase included higher amortization of the transition bond regulatory asset, largely offset by a change in the carrying value of software assets in connection with the Capgemini outsourcing transaction and the effect of reduced 2005 depreciation rates for lignite/coal-fired plants due to extending the estimated useful lives.

SG&A expense decreased $233 million, or 29%, to $572 million in 2005. The decline reflected:

•	$65 million resulting from cost reduction initiatives including the Capgemini outsourcing agreement;

•	$52 million in nonrecurring executive compensation costs in 2004;

•	$39 million in lower bad debt expense as a result of stricter credit and collection policies;

•	$30 million in consulting and professional fees in 2004 related to the formulation and execution of strategic initiatives;

•	$26 million in reduced compensation expense including $15 million due to a one-time incentive compensation program in wholesale operations in 2004;

•	a $10 million effect of legislation enacted in the second quarter of 2005 that reduced the amount of pension and other postretirement benefit costs recognized in earnings; and

•	a $5 million decrease in other employee benefits expense.

Other income totaled $104 million in 2005 and $73 million in 2004. Other deductions totaled $36 million in 2005 and $477 million in 2004. See Note 10 to Financial Statements for additional detail.

Interest income increased $15 million to $35 million in 2005 primarily reflecting losses on interest rate swaps in 2004 and higher interest earned on short-term investments in 2005.

Interest expense and related charges increased $70 million, or 13%, to $591 million in 2005 reflecting $48 million in higher average borrowings and $22 million in higher average interest rates.

Income tax expense on income from continuing operations before extraordinary gain included:

•	$138 million in additional tax benefit recorded in the first quarter of 2005 related to the TXU Europe write-off. This benefit reflects identification of tax planning strategies TXU Corp. would implement to ensure utilization of capital losses associated with the write-off of the investment in TXU Europe.

•	$75 million tax benefit recorded in the second quarter of 2004 arising from the sale of TXU Fuel.

The effective income tax rate excluding the effect of these benefits was 32.1% in 2005 and 32.5% in 2004. This change reflected the ongoing relatively fixed benefits of lignite depletion and investment tax credit amortization on a higher income base in 2005, offset by the effect in 2004 of non-deductible executive compensation and the limited deductibility of expenses recorded in connection with the repurchase of equity-linked securities.

Income from continuing operations before extraordinary gain (an after-tax measure) increased $938 million, or 222%, to $1.4 billion in 2005.

•	Earnings in the TXU Energy Holdings segment increased $601 million, or 148%, to $1.0 billion driven by improved gross profit, the effect of restructuring-related charges in 2004 and lower SG&A expenses.

•	Earnings in the TXU Electric Delivery segment rose $81 million, or 37%, to $302 million primarily driven by higher volumes due to warmer weather, the effect of restructuring-related charges in 2004 and an increase in transmission and distribution tariffs.

•	Corporate and other activities resulted in a net credit of $51 million in 2005 compared to net expenses totaling $205 million in 2004. The improvement of $256 million reflected:

•	$138 million in additional income tax benefit in 2005 related to TXU Europe;

•	litigation accrual of $65 million after-tax in 2004;

•	$52 million pre and after-tax in nonrecurring executive compensation in 2004;

•	$20 million after-tax in restructuring-related consulting and professional fees in 2004;

•	debt-retirement expenses of $39 million after-tax in 2004; and

•	$23 million after-tax in additional insurance recovery in 2005 related to the securities litigation settlement,

partially offset by the recognition in 2004 of a $75 million income tax benefit arising from the sale of TXU Fuel.

Net pension and postretirement benefit costs reduced income from continuing operations by $29 million in 2005 and $53 million in 2004.

Income from discontinued operations (an after-tax measure) totaled $6 million in 2005 and $666 million in 2004. The 2004 amount primarily reflects the effects of the TXU Australia and TXU Gas businesses. Income from the TXU Australia business, which was sold in July 2004, totaled $174 million in 2004 and included the gain on sale of $239 million after-tax and a deferred tax charge of $112 million to recognize a deferred tax liability for the excess of the carrying value of the TXU Australia investment over the related tax basis. Results of the TXU Gas business totaled a loss of $170 million in 2004, which included a loss of $99 million after-tax related to the regulatory disallowances arising from a system-wide distribution rate case ruling and an impairment charge of $92 million (pre and after-tax) to adjust the carrying values of assets and liabilities for the terms of the October 2004 disposition agreement. Discontinued operations results also reflected the recognition of $712 million in tax benefits associated with the 2002 write-off of the investment in TXU Europe. The tax benefit primarily reflected the utilization of the worthlessness deduction against capital gains arising from the TXU Gas transaction and the sale of TXU Australia as well as transactions completed in prior years. Also see Note 2 to Financial Statements.

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

Diluted results per share of common stock were net income of $3.53 in 2005 compared to a net loss of $0.09 in 2004.

•	The 2005 diluted per share results reflect a $2.05 per share negative impact associated with the November 2004 accelerated share repurchase program, which was settled in May 2005 for $523 million in cash. This settlement amount includes the difference between the initial price of the shares and the actual costs of the shares purchased by the counterparty under the program as well as related fees and expenses. Because of TXU Corp.’s stated intention to settle the program in cash rather than shares, accounting rules require that earnings used in the diluted earnings per share calculation be reduced by the change in fair value of the settlement, which was $498 million (without tax benefit) in the period. Also see Note 1 to Financial Statements.

•	Per share results in 2004 were unfavorably impacted by a $2.72 per share effect from TXU Corp.’s repurchase of TXU Energy Holdings’ exchangeable preferred membership interests in April 2004 and also include a dilutive effect of $0.86 per share related to Convertible Senior Notes (see Note 1 to Financial Statements).

•	The comparison of diluted net income per share benefited from a $0.78 per share impact of 70 million fewer average shares outstanding. Basic average common shares outstanding decreased 24% to 238 million shares reflecting the repurchase of 52.5 million shares in the November 2004 accelerated repurchase program. Diluted average common shares decreased 22% to 243 million shares.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the nine months ended September 30, 2005. The net changes in these assets and liabilities, excluding “other activity” as described below, represent the net effect of mark-to-market accounting for positions in the commodity contract portfolio, which excludes positions that qualify for hedge accounting. For the year-to-date 2005 period, this effect totaled $95 million in unrealized net losses ($75 million in net losses on open positions plus $20 million in reversals of net gains recognized in prior periods.) These positions consist largely of economic hedge transactions, but also include some speculative trading.

Nine Months Ended September 30, 2005
Net commodity contract asset at beginning of period	$23
Settlements of positions included in the opening balance (1)	(20)
Unrealized mark-to-market valuations of positions held at end of period	(75)
Other activity (2)	(1)

Net commodity contract liability at end of period	$(73)

(1)	Represents unrealized mark-to-market valuations of these positions recognized in earnings prior to the beginning of the period.

(2)	These activities have no effect on unrealized mark-to-market valuations. Includes initial values of positions involving the receipt or payment of cash or other consideration, including $7 million related to natural gas physical swap transactions, as well as a net $4 million in option premiums received and related amortization. Also includes a $12 million charge related to nonperformance by a coal contract counterparty.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Unrealized losses related to commodity contract positions	$(107)	$(58)	$(95)	$(72)
Ineffectiveness gains/(losses) related to cash flow hedges	2	(3)	8	(20)

Total unrealized losses related to commodity contracts	$(105)	$(61)	$(87)	$(92)

These amounts are included in the “hedging and risk management activities” component of revenues.

Accounting Elections Under SFAS 133 Related to Commodity Contracts — TXU Energy Holdings may or may not elect the normal sale or purchase exception under SFAS 133 for derivatives such as fixed price sales contracts with large business customers and capacity auction sales or purchase contracts. As part of its ongoing assessment of the large business markets operations and management of the overall portfolio exposure to energy price risk, TXU Energy Holdings may enter into economic hedging transactions associated with these contracts. Because TXU Energy Holdings’ natural long power position (generation load) is not marked-to-market, it strives to make elections under SFAS 133 with respect to economic hedges of that position that allow accounting results to be more reflective of the economic position. Speculative positions that are derivatives are marked-to-market.

Maturity Table —The following table presents the unrealized net commodity contract liability arising from mark-to-market accounting as of September 30, 2005, scheduled by contractual settlement dates of the underlying positions.

	Maturity dates of unrealized net commodity contract liability at September 30, 2005
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$5	$106	$6	$—	$117
Prices provided by other external sources	(128)	(94)	(12)	(2)	(236)
Prices based on models	43	3	—	—	46

Total	$(80)	$15	$(6)	$(2)	$(73)

Percentage of total fair value	110%	(21)%	8%	3%	100%

As the above table indicates, 89% of the net unrealized mark-to-market valuation losses at September 30, 2005 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The “prices actively quoted” category reflects only exchange traded contracts with active quotes available. The “prices provided by other external sources” category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power in ERCOT extend through 2006 and 2010, depending upon delivery point, and for natural gas generally extend through 2010. The “prices based on models” category contains the value of all nonexchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

TXU Energy Holdings

Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating revenues	$2,872	$2,517	$6,902	$6,589

Costs and expenses:
Fuel, purchased power costs and delivery fees	1,712	1,556	3,984	4,157
Operating costs	152	145	482	513
Depreciation and amortization	78	83	234	268
Selling, general and administrative expenses	139	182	368	494
Franchise and revenue-based taxes	27	28	77	80
Other income	(19)	(36)	(28)	(50)
Other deductions	6	20	18	301
Interest income	(21)	(13)	(42)	(21)
Interest expense and related charges	102	91	287	263

Total costs and expenses	2,176	2,056	5,380	6,005

Income from continuing operations before income taxes	696	461	1,522	584
Income tax expense	237	152	515	178

Income from continuing operations	$459	$309	$1,007	$406

TXU Energy Holdings

Sales Volume Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change %	2005	2004	Change %
Sales volumes:
Retail electricity sales volumes (GWh):
Historical service territory:
Residential	9,965	9,760	2.1	23,382	24,246	(3.6)
Small business (a)	2,801	3,260	(14.1)	7,124	8,335	(14.5)

Total historical service territory	12,766	13,020	(2.0)	30,506	32,581	(6.4)
Other territories:
Residential	1,215	1,096	10.9	2,701	2,345	15.2
Small business (a)	233	127	83.5	537	277	93.9

Total other territories	1,448	1,223	18.4	3,238	2,622	23.5
Large business and other customers	4,006	6,412	(37.5)	12,540	19,891	(37.0)

Total retail electricity	18,220	20,655	(11.8)	46,284	55,094	(16.0)
Wholesale electricity sales volumes	13,770	11,929	15.4	36,581	36,653	(0.2)

Total sales volumes	31,990	32,584	(1.8)	82,865	91,747	(9.7)

Retail volumes (GWh) – weather adjusted (b):
Residential	10,312	10,856	(5.0)	25,039	26,591	(5.8)
Small business	2,915	3,387	(13.9)	7,516	8,612	(12.7)
Large business and other customers	3,983	6,412	(37.9)	12,525	19,891	(37.0)
Average volume (kWh) per retail customer (c):
Residential	5,500	4,921	11.8	12,563	12,091	3.9
Small business	10,247	10,530	(2.7)	25,241	26,905	(6.2)
Large business and other customers	71,972	83,907	(14.2)	192,090	274,470	(30.0)
Average volume (kWh) per retail customer – weather adjusted (b):
Residential	5,073	4,921	3.1	12,060	12,091	(0.3)
Small business	9,845	10,530	(6.5)	24,764	26,905	(8.0)
Large business and other customers	71,553	83,907	(14.7)	191,857	274,470	(30.1)
Weather (service territory average) – percent of normal (d):
Percent of normal:
Cooling degree days	106.2%	85.5%		104.5%	87.9%
Heating degree days	—%	—%		89.2%	93.2%

(a)	Customers with demand of less than 1 MW annually.

(b)	2005 amounts adjusted for estimated weather effect as compared to 2004.

(c)	Calculated using average number of customers for period.

(d)	Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

TXU Energy Holdings

Customer Count Data

	Nine Months Ended September 30,
	2005	2004	Change %
Customer counts:
Retail electricity customers (end of period and in thousands) (a):
Historical service territory:
Residential	1,804	1,997	(9.7)
Small business (b)	285	313	(8.9)

Total historical service territory	2,089	2,310	(9.6)
Other territories:
Residential	203	195	4.1
Small business (b)	7	6	16.7

Total other territories	210	201	4.5
Large business and other customers	55	76	(27.6)

Total retail electricity customers	2,354	2,587	(9.0)

(a)	Based on number of meters.

(b)	Customers with demand of less than 1 MW annually.

TXU Energy Holdings

Revenue and Market Share Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change %	2005	2004	Change %
Operating revenues (millions of dollars):
Retail electricity revenues:
Historical service territory:
Residential	$1,208	$1,073	12.6	$2,682	$2,472	8.5
Small business (a)	333	352	(5.4)	831	867	(4.2)

Total historical service territory	1,541	1,425	8.1	3,513	3,339	5.2
Other territories:
Residential	153	113	35.4	309	228	35.5
Small business (a)	24	12	100.0	51	25	—

Total other territories	177	125	41.6	360	253	42.3
Large business and other customers	347	458	(24.2)	1,006	1,366	(26.4)

Total retail electricity revenues	2,065	2,008	2.8	4,879	4,958	(1.6)
Wholesale electricity revenues	837	487	71.9	1,902	1,429	33.1
Hedging and risk management activities	(116)	(64)	—	(122)	(61)	—
Other revenues	86	86	—	243	263	(7.6)

Total operating revenues	$2,872	$2,517	14.1	$6,902	$6,589	4.8

Hedging and risk management activities (b):
Net realized gains (losses) on settled positions	$(11)	$(3)		$(35)	$31
Reversal of prior years’ net unrealized losses (gains) on positions settled in current period	3	(11)		(20)	(47)
Other net unrealized losses, including ineffectiveness	(108)	(50)		(67)	(45)

Total net losses	$(116)	$(64)		$(122)	$(61)

Average revenues per MWh:
Residential	$121.81	$109.21	11.5	$114.71	$101.56	12.9
Small business	$117.37	$107.45	9.2	$115.09	$103.57	11.1
Large business and other customers	$86.61	$71.47	21.2	$80.20	$68.67	16.8

Estimated share of ERCOT retail markets (c):

Historical service territory:
Residential (d)	74%	83%
Small business (d)	73%	81%
Total ERCOT:
Residential	40%	45%
Small business	30%	32%
Large business and other customers	21%	37%

(a)	Customers with demand of less than 1 MW annually.

(b)	Includes amounts that offset the effects of settled physical energy contracts that are reported in revenues and fuel and purchased power costs.

(c)	Based on number of meters, except large business which is based upon annualized consumption.

(d)	Estimated market share is based on the number of customers that have choice.

TXU Energy Holdings

Fuel, Purchased Power Costs and Delivery Fee Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change %	2005	2004	Change %
Fuel, purchased power costs and delivery fees ($ millions):
Nuclear fuel	$21	$22	(4.5)	$60	$60	—
Lignite/coal	121	130	(6.9)	354	372	(4.8)

Total baseload fuel	142	152	(6.6)	414	432	(4.2)
Gas/oil fuel and purchased power	1,071	914	17.2	2,257	2,363	(4.5)
Other costs	64	33	93.9	197	150	31.3

Fuel and purchased power costs	1,277	1,099	16.2	2,868	2,945	(2.6)
Delivery fees (a)	435	457	(4.8)	1,116	1,212	(7.9)

Total	$1,712	$1,556	10.0	$3,984	$4,157	(4.2)

Fuel and purchased power costs (which excludes generation plant operating costs) per MWh:
Nuclear generation	$4.22	$4.32	(2.3)	$4.20	$4.33	(3.0)
Lignite/coal generation (b)	$11.22	$12.33	(9.0)	$11.71	$12.64	(7.4)
Gas/oil generation and purchased power	$68.81	$53.03	29.8	$60.32	$48.05	25.5
Delivery fees per MWh	$23.60	$22.06	7.0	$23.81	$21.76	9.4
Production and purchased power volumes (GWh):
Nuclear	5,099	5,036	1.3	14,146	13,882	1.9
Lignite/coal	11,597	11,437	1.4	32,722	31,863	2.7

Total baseload generation	16,696	16,473	1.4	46,868	45,745	2.5
Gas/oil generation	1,682	1,988	(15.4)	2,947	4,300	(31.5)
Purchased power	13,888	15,196	(8.6)	34,474	44,665	(22.8)

Total energy supply	32,266	33,657	(4.1)	84,289	94,710	(11.0)
Less line loss and power imbalances	276	1,073	—	1,424	2,963	—

Net energy supply volumes	31,990	32,584	(1.8)	82,865	91,747	(9.7)

Baseload capacity factors (%):
Nuclear	100.8%	99.5%	1.3	94.2%	92.1%	2.3
Lignite/coal	93.2%	92.3%	1.0	89.3%	86.6%	3.1
Total baseload	95.3%	94.3%	1.1	90.7%	88.2%	2.8

(a)	Includes delivery fee charges from TXU Electric Delivery that are eliminated in consolidation ($386 million and $422 million for the 2005 and 2004 quarters, respectively, and $1.004 billion and $1.104 billion for the 2005 and 2004 year-to-date periods, respectively.)

(b)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.

TXU Energy Holdings

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Operating revenues increased $355 million, or 14%, to $2.9 billion in 2005. Retail electricity revenues increased $57 million, or 3%, to $2.1 billion.

•	The retail revenue increase reflected $232 million in higher pricing due to increased price-to-beat rates, reflecting regulatory-approved fuel factor increases in 2004 and 2005, and higher pricing in the competitive business market, both resulting from higher natural gas prices.

•	The increase also reflected a favorable $62 million mix shift in the composition of retail sales from large business to residential.

•	These increases were partially offset by a $237 million decrease attributable to a 12% drop in sales volumes, primarily reflecting loss of customers due to competitive activity in the business markets, partially offset by the effect of warmer weather. Lower large business market volumes also reflected a strategy to target higher margin customers in that segment. Residential volumes increased 3% primarily driven by increased consumption due to the effect of warmer weather partially offset by the effects of competitive activity and stricter credit and collection policies.

•	Retail electricity customer counts at September 30, 2005 declined 9% from September 30, 2004. Total residential and small business customer counts in the historical service territory declined 10% and in all combined territories declined 8%.

Wholesale electricity revenues grew $350 million, or 72%, to $837 million reflecting a $275 million increase due to the effect of increased natural gas prices on wholesale prices and a $75 million increase attributable to a 15% increase in sales volumes driven by a shift in the composition of the customer base from retail to wholesale and weather-related increases in wholesale demand.

Results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized (mark-to-market) gains and losses, totaled net losses of $116 million and $64 million in 2005 and 2004, respectively. Because most of the hedging and risk management activities are intended to mitigate the risk of commodity price movements on revenues and fuel and purchased power costs, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross profit. Results in 2005 included:

•	$34 million in net unrealized losses primarily relating to economic hedges of fourth quarter 2005 power sales;

•	$43 million of net unrealized losses on commodity trading positions;

•	$39 million reversal of net unrealized gains previously recognized on power positions settled in the current period, the effects of which are reported in revenues and fuel and purchased power costs;

•	$37 million in net realized losses associated with hedges entered into in prior years related to positions settled in the current period, the effects of which are reported in revenues and fuel and purchased power costs. (This amount includes $21 million in losses reclassified from accumulated other comprehensive income); and

•	$41 million in net realized gains on settlement of commodity trading positions, primarily natural gas.

Gross Profit

	Three Months Ended September 30,
	2005	% of Revenue (Gross Margin)	2004	% of Revenue (Gross Margin)
Operating revenues	$2,872	100%	$2,517	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	1,712	60%	1,556	62%
Generation plant operating costs	152	5%	145	6%
Depreciation and amortization	77	3%	82	3%

Gross profit	$931	32%	$734	29%

Gross profit increased $197 million, or 27%, to $931 million in 2005. This growth primarily reflected the relatively low fuel costs of TXU Energy Holdings’ nuclear and lignite/coal-fired baseload plants, as well as the continued improved productivity of these plants, in an environment of increasing wholesale market prices. The increased wholesale prices were driven by rising natural gas prices. Retail prices, including price-to-beat rates, were increased in response to higher wholesale prices. The gross profit performance was mitigated by lower retail sales volumes and the effects of unrealized losses on hedging and risk management positions. Gross profit was also negatively impacted by unusually warm September 2005 weather in combination with a rise in natural gas prices, causing higher demand to be met with significantly higher cost purchased power.

Gross margin increased 3 percentage points to 32%. This improvement reflected:

•	higher pricing, as the average retail sales price per MWh rose 17%, and the average wholesale sales price per MWh rose 49%;

•	improved production efficiency in baseload generation operations and lower cost per ton of purchased coal resulting in a 8% decline in baseload fuel costs per MWh;

•	a favorable mix shift in the composition of supply from purchased power to baseload generation; and

•	a favorable mix shift in the composition of retail sales from large business to residential,

partially offset by:

•	a 30% increase in combined per MWh purchased power costs and fuel costs in gas/oil-fired generation, due to rising natural gas prices;

•	a 7% increase in delivery fees per MWh;

•	an 8% increase in planned and unplanned baseload plant outage days; and

•	an unfavorable mix shift in the composition of total sales from retail to wholesale.

Operating costs increased $7 million, or 5%, to $152 million in 2005. The increase reflected:

•	$5 million in spending to support achievement of increased productivity levels;

•	$4 million of maintenance costs associated with planned nuclear unit outages in 2005; and

•	$5 million in higher property insurance and taxes,

partially offset by:

•	the absence of $5 million of costs associated with 9 combustion turbine units no longer operated for TXU Energy Holdings’ benefit; and

•	$4 million in lower pension and other postretirement benefit costs (see discussion in SG&A expenses below regarding these costs.)

Depreciation and amortization (consisting almost entirely of amounts related to generation plants shown in the gross profit table above) decreased $5 million, or 6%, to $78 million. The decline included a $4 million effect of reduced 2005 depreciation rates for lignite/coal-fired plants due to extending the estimated useful lives.

SG&A expenses decreased $43 million, or 24%, to $139 million in 2005. The decline reflected:

•	a net $15 million decline due to cost reduction initiatives, including the effects of the Capgemini agreement;

•	$15 million due to a one-time incentive compensation program in wholesale operations in 2004;

•	$11 million in lower bad debt expense reflecting stricter disconnect policies, more focused collection activities and targeted customer marketing; and

•	a $2 million net decrease in employee retirement-related expenses primarily due to the assumption by TXU Electric Delivery of pension and other postretirement benefit costs related to service of TXU Energy Holdings’ employees prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002. This change in retirement-related expense allocation was based on an agreement between TXU Energy Holdings and TXU Electric Delivery effective January 1, 2005 (see Note 7 to Financial Statements for more detail), partially offset by:

•	a $3 million increase in marketing expense due to timing; and

•	a $2 million increase in consulting expense primarily related to development and implementation of the TXU Power Operating System to improve generation plant and mine operations.

Other income totaled $19 million in 2005 and $36 million in 2004. Other income in 2005 included:

•	a $7 million gain on the sale of an investment in a power transmission project;

•	a $6 million insurance reimbursement of costs incurred for replacement power in connection with a fire in 2002;

•	$2 million in gains on the sale of mining lands; and

•	a $2 million gain on the sale of surplus equipment.

Other income in 2004 included:

•	$18 million of amortization of a gain on the sale of two generation plants (the amortization ceased due to the recognition of the gain in the fourth quarter of 2004 upon termination of a power purchase agreement entered into upon sale of the plants); and

•	an $18 million gain on sale of undeveloped land.

Other deductions totaled $6 million in 2005 and $20 million in 2004. The 2005 amount includes:

•	$3 million in transition costs associated with the Capgemini outsourcing agreement; and

•	$2 million in equity losses (representing depreciation expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini.

The 2004 amount includes:

•	$8 million in equity losses (representing depreciation expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini;

•	a $5 million natural gas inventory loss resulting from an explosion at a third-party storage facility; and

•	$3 million to settle a power purchase agreement.

Interest income increased by $8 million to $21 million in 2005 reflecting higher interest on short-term investments and higher average advances to affiliates.

Interest expense and related charges increased by $11 million, or 12%, to $102 million in 2005. The increase reflected $14 million due to higher average interest rates, partially offset by $2 million in lower average borrowings.

The effective income tax rate was 34.1% in 2005 compared to 33.0% in 2004. This change reflected the ongoing relatively fixed benefits of lignite depletion and investment tax credit amortization on a higher income base in 2005.

Income from continuing operations improved $150 million, or 49%, to $459 million in 2005 driven by improved gross profit and lower SG&A expenses.

TXU Energy Holdings

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Operating revenues increased $313 million, or 5%, to $6.9 billion in 2005. Retail electricity revenues decreased $79 million, or 2%, to $4.9 billion.

•	The retail revenue decline reflected a $793 million decrease attributable to a 16% drop in sales volumes, primarily reflecting a net loss of customers due to competitive activity, particularly in the large business market, partially offset by the effect of warmer weather. Lower large business market volumes also reflected a strategy to target higher margin customers in that market. Total residential and small business volumes fell 4%, driven by competitive activity and stricter credit and collection policies, partially offset by the effect of increased consumption due to warmer weather.

•	The effect of lower retail volumes was partially offset by $576 million in higher pricing due to increased price-to-beat rates, reflecting regulatory-approved fuel factor increases in 2004 and 2005, and higher pricing in the competitive business market, both resulting from the effects of higher natural gas prices. A favorable $138 million mix shift change in the composition of retail sales from large business to residential also offset the effect of lower volumes.

•	Retail electricity customer counts at September 30, 2005 declined 9% from September 30, 2004. Total residential and small business customer counts in the historical service territory declined 10% and in all combined territories declined 8%.

Wholesale electricity revenues grew $473 million, or 33%, to $1.9 billion due to the effect of increased natural gas prices on wholesale prices. Wholesale sales volumes were essentially flat.

The wholesale sales volume comparison to 2004 reflects a decrease in volumes in the first half of 2005 largely offset by an increase in volumes in the third quarter of 2005. The decrease in volumes in the first half of 2005 reflected the establishment of the new northeast zone in ERCOT in 2004. Because TXU Energy Holdings has a generation plant and a relatively small retail customer base in the new zone, wholesale sales volumes increased in the first half of 2004, and wholesale power purchases also increased to meet sales demand in other zones and minimize congestion costs. Completion of transmission projects in the second half of 2004 reduced congestion costs, resulting in normalized sales and purchase volumes. The increase in volumes in the third quarter of 2005 reflected a shift in the composition of the customer base from retail to wholesale and weather-related increases in wholesale demand.

The decrease in other revenues of $20 million primarily reflected the effect of no longer providing customer care support to TXU Gas after the first half of 2004 and the sale of TXU Fuel in May 2004.

Results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized (mark-to-market) gains and losses, totaled $122 million in net losses in 2005 and $61 million in net losses in 2004. Because most of the hedging and risk management activities are intended to mitigate the risk of commodity price movements on revenues and fuel and purchased power costs, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross profit. Results in 2005 included:

•	$37 million in net unrealized losses primarily relating to economic hedges of fourth quarter 2005 power sales;

•	$10 million of net unrealized gains on commodity trading positions;

•	$45 million reversal of net unrealized gains previously recognized on power positions settled in the current period, the effects of which are reported in revenues and fuel and purchased power costs;

•	$95 million in net realized losses associated with hedges entered into in prior years related to positions settled in the current period, the effects of which are reported in revenues and fuel and purchased power costs. (This amount includes $67 million in losses reclassified from accumulated other comprehensive income); and

•	$50 million in net realized gains on settlement of commodity trading positions, primarily natural gas.

Gross Profit

	Nine Months Ended September 30,
	2005	% of Revenue (Gross Margin)	2004	% of Revenue (Gross Margin)
Operating revenues	$6,902	100%	$6,589	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	3,984	58%	4,157	63%
Generation plant operating costs	482	7%	513	8%
Depreciation and amortization	231	3%	246	4%

Gross profit	$2,205	32%	$1,673	25%

Gross profit increased $532 million, or 32%, to $2.2 billion in 2005. This growth primarily reflected the relatively low fuel costs of TXU Energy Holdings’ nuclear and lignite/coal-fired baseload plants, as well as the continued improved productivity of these plants, in an environment of increasing wholesale market prices. The increased wholesale prices were driven by rising natural gas prices. Retail prices, including price-to-beat rates, were increased in response to higher wholesale prices. The gross profit performance was mitigated by the effect of lower retail sales volumes.

Gross margin increased 7 percentage points to 32%. The improvement reflected:

•	higher pricing, as the average retail sales price per MWh rose 17%, and the average wholesale sales price per MWh rose 33%;

•	improved production efficiency in baseload generation operations and lower cost per ton of purchased coal resulting in a 7% decline in baseload fuel costs per MWh;

•	a 14% decrease in planned and unplanned baseload plant outage days;

•	a favorable mix shift in the composition of supply from purchased power to baseload generation; and

•	a favorable mix shift in the composition of retail sales from large business to residential,

partially offset by:

•	a 26% increase in combined per MWh purchased power costs and fuel costs in gas/oil-fired generation, due to rising natural gas prices;

•	a 10% increase in delivery fees per MWh; and

•	an unfavorable mix shift in the composition of total sales from retail to wholesale.

Operating costs decreased $31 million, or 6%, to $482 million in 2005. The decline reflected:

•	$19 million in lower staffing and benefits expense including $9 million in lower pension and other postretirement benefit costs (see discussion in SG&A expenses below regarding these costs);

•	a $17 million effect of no longer providing customer care support to TXU Gas (largely offset by lower related revenues), the operations of which were sold in October 2004;

•	the absence of $14 million of costs associated with 9 combustion turbine units no longer operated for TXU Energy Holdings’ benefit;

•	the absence of $8 million of costs associated with the TXU Fuel business sold in June 2004;

partially offset by:

•	$15 million in supplier credits recorded in 2004;

•	$5 million in increased incentive compensation due to improved productivity in generation operations; and

•	$4 million of maintenance costs associated with planned nuclear unit outages in 2005.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants shown in the gross profit table above) decreased $34 million, or 13%, to $234 million. The decline included $19 million due to the effect of the transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction (a portion of the software was written down prior to transfer). The decrease also reflected a $10 million effect of reduced 2005 depreciation rates for lignite/coal-fired plants due to extending the estimated useful lives.

SG&A expenses decreased by $126 million, or 26%, to $368 million in 2005. The decline reflected:

•	a net $53 million decline due to cost reduction initiatives, including the effect of the Capgemini outsourcing agreement;

•	$39 million in lower bad debt expense reflecting stricter disconnect policies, more focused collection activities and targeted customer marketing;

•	$26 million in reduced compensation expense including a $15 million one-time incentive compensation program in wholesale operations in 2004;

•	a $10 million net decrease in employee retirement-related expenses primarily due to the assumption by TXU Electric Delivery of pension and other postretirement benefit costs related to service of TXU Energy Holdings’ employees prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002 as discussed above (Also see Note 7 to Financial Statements); and

•	a $3 million decrease due to the timing of marketing expenses,

partially offset by $11 million in higher consulting expense primarily related to development and implementation of the TXU Power Operating System to improve generation plant and mining operations.

Other income totaled $28 million in 2005 and $50 million in 2004. Other income in 2005 included:

•	a $7 million gain on the sale of an investment in a power transmission project;

•	a $6 million insurance reimbursement of costs incurred for replacement power in connection with a fire in 2002;

•	$4 million in gains on the sale of mining lands;

•	$4 million in connection with the termination of a power services contract; and

•	$2 million gain on the sale of surplus equipment.

Other income in 2004 included:

•	$30 million of amortization of gain on the sale of two generation plants (the amortization ceased due to the recognition of the gain in the fourth quarter of 2004 upon termination of a power purchase agreement entered into upon sale of the plants); and

•	an $18 million gain on sale of undeveloped land.

Other deductions totaled $18 million in 2005 and $301 million in 2004. The 2004 amount includes $278 million for asset write-downs and employee severance related to the restructuring actions described in detail in the 2004 Form 10-K/A. The 2005 amount includes:

•	a $12 million charge related to nonperformance of a counterparty in connection with a trading coal contract;

•	$9 million in transition costs associated with the Capgemini outsourcing agreement;

•	$5 million in equity losses (representing depreciation expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini;

•	$4 million in accretion expense resulting from the impairment of the lease for gas-fired combustion turbines no longer operated for TXU Energy Holdings’ benefit; and

•	a $12 million net credit arising from a change in estimated sublease proceeds, due to the receipt of indicative bids in an earlier quarter, reflected in the net liability in 2004 related to leased gas-fired combustion turbines no longer operated for TXU Energy Holdings’ benefit. As the original charge associated with this liability was recorded in this line item, the related credit is being similarly reported.

Interest income increased by $21 million to $42 million in 2005 reflecting higher interest on short-term investments and higher average advances to affiliates.

Interest expense and related charges increased by $24 million, or 9%, to $287 million in 2005. The increase reflected $15 million due to higher average interest rates and $7 million due to higher average debt levels.

The effective income tax rate was 33.8% in 2005 and 30.5% in 2004. The 2005 effective tax rate reflects $10 million in additional tax related to settlement of the IRS audit for the 1994 to 1996 tax years and the effect of ongoing relatively fixed tax benefits of lignite depletion allowances and amortization of investment tax credits on a higher income base.

Income from continuing operations increased $601 million, or 148%, to $1.0 billion in 2005 driven by improved gross profit, the effect of restructuring-related charges in 2004 and lower SG&A expenses.

TXU Electric Delivery

Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating revenues	$706	$648	$1,820	$1,688
Costs and expenses:
Operating costs	193	192	556	547
Depreciation and amortization	122	116	334	286
Selling, general and administrative expenses	49	52	140	153
Franchise and revenue-based taxes	65	66	179	183
Other income	(1)	—	(3)	(4)
Other deductions	3	3	9	23
Interest income	(15)	(17)	(44)	(42)
Interest expense and related charges	67	71	203	212

Total costs and expenses	483	483	1,374	1,358

Income before income taxes and extraordinary gain	223	165	446	330
Income tax expense	78	57	144	109

Income before extraordinary gain	$145	$108	$302	$221

Operating Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change %	2005	2004	Change %
Operating statistics – volumes:
Electric energy delivered (GWh)	34,028	30,868	10.2	82,935	79,399	4.5
Reliability statistics:
System Average Interruption Duration Index (SAIDI) (nonstorm)(a)				99.17	70.62	40.4
System Average Interruption Frequency Index (SAIFI) (nonstorm)(a)				1.15	0.91	26.4
Customer Average Interruption Duration Index (CAIDI) (nonstorm)(a)				86.08	77.76	10.7
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters) (b)				3,009	2,963	1.6
Electricity distribution revenues (c):
Affiliated (TXU Energy Holdings)	$384	$416	(7.7)	$998	$1,100	(9.3)
Nonaffiliated	262	178	47.2	645	427	51.1

Total distribution revenues	646	594	8.8	1,643	1,527	7.6
Third-party transmission revenues	54	49	10.2	158	143	10.5
Other miscellaneous revenues	6	5	20.0	19	18	5.6

Total operating revenues	$706	$648	9.0	$1,820	$1,688	7.8

(a)	SAIDI is the number of minutes the average customer is out of electric service in a year. SAIFI is the number of times a year that the average customer experiences an interruption to electric service. CAIDI is the duration in minutes of the average interruption to electric service.

The large increases in the reliability indices are primarily a result of TXU Electric Delivery adopting the Institute of Electrical and Electronics Engineer’s new standards for calculating reliability statistics. The new standard has a more variable definition of excludable major events such as storms that can result in a more difficult comparison for a particular period. The SAIDI results calculated under the previous method would be 74.09 and 73.56 for 2005 and 2004, respectively.

(b)	Includes lighting sites, primarily guard lights, for which TXU Energy Holdings is the REP but are not included in TXU Energy Holdings’ customer count. Such sites totaled 87,326 and 96,499 at September 30, 2005 and 2004, respectively.

(c)	Includes $48 million and $46 million for the three months ended September 30, 2005 and 2004, respectively, and $116 million and $74 million for the nine months ended September 30, 2005 and 2004, respectively, of transition charges associated with the issuance of securitization bonds. Also includes disconnect/reconnect fees.

TXU Electric Delivery

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Operating revenues increased $58 million, or 9%, to $706 million in 2005. This change reflected:

•	$39 million in increased revenues related to a 10% increase in delivered volumes, driven by warmer weather and reflecting an increase in points of delivery;

•	$6 million from increased distribution tariffs to recover higher transmission costs;

•	$6 million in transmission rate increases approved in 2005 and increases in transmission volumes; and

•	$5 million from implementation of power factor billing (power factor billing is a tariff adjustment applied to nonresidential end-use consumers that utilize inefficient equipment).

Gross Profit

	Three Months Ended September 30,
	2005	% of Revenue (Gross Margin)	2004	% of Revenue (Gross Margin)
Operating revenues	$706	100%	$648	100%
Costs and expenses:
Transmission and distribution system operating costs	193	28%	192	30%
Depreciation and amortization	122	17%	116	18%

Gross profit	$391	55%	$340	52%

Gross profit increased $51 million, or 15%, to $391 million in 2005, primarily reflecting warmer weather, an increase in transmission and distribution tariffs driven by TXU Electric Delivery’s ongoing transmission investment program and market growth.

Operating costs increased $1 million, or 1%, to $193 million in 2005, reflecting $2 million in higher property taxes due to normal property additions and replacements, $2 million due to timing of energy efficiency program payments and $2 million in increased distribution line maintenance, partially offset by $5 million in lower spending for vegetation management.

Depreciation and amortization increased $6 million, or 5%, to $122 million in 2005. The increase reflected $4 million in higher depreciation due to normal additions and replacements of property, plant, and equipment.

SG&A expense decreased $3 million, or 6%, to $49 million in 2005, reflecting cost reduction initiatives including the effects of the Capgemini outsourcing agreement.

Interest expense decreased $4 million, or 6%, to $67 million in 2005. The decrease reflected a $2 million impact of lower average interest rates and a $2 million impact of lower average borrowings.

The effective income tax rate increased to 35.0% in 2005 from 34.5% in 2004. There were no material unusual items affecting the comparison.

Net income increased $37 million, or 34%, to $145 million, primarily reflecting warmer weather and an increase in transmission and distribution tariffs.

TXU Electric Delivery

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Operating revenues increased $132 million, or 8%, to $1.8 billion in 2005. This change reflected:

•	$41 million in higher transition charges associated with the issuance of securitization bonds in June 2004 (offset by higher amortization of the related regulatory asset as discussed below);

•	$41 million in increased revenues related to a 5% increase in delivered volumes, largely due to warmer weather and an increase in points of delivery;

•	$19 million from implementation of power factor billing;

•	$18 million from increased distribution tariffs to recover higher transmission costs; and

•	$15 million in transmission revenues from rate increases approved in 2004 and 2005 and increases in transmission volumes.

Gross Profit

	Nine Months Ended September 30,
	2005	% of Revenue (Gross Margin)	2004	% of Revenue (Gross Margin)
Operating revenues	$1,820	100%	$1,688	100%
Costs and expenses:
Transmission and distribution system operating costs	556	31%	547	32%
Depreciation and amortization	334	18%	283	17%

Gross profit	$930	51%	$858	51%

Gross profit increased $72 million, or 8%, to $930 million in 2005. This increase primarily reflects warmer weather, increased transmission and distribution tariffs driven by TXU Electric Delivery’s ongoing transmission investment program and market growth.

Operating costs increased $9 million, or 2%, to $556 million, reflecting $6 million in higher property taxes due to normal property additions and replacements, $3 million in metering-related costs due to increased labor and transportation costs, $2 million in increased third-party transmission costs, $2 million in increased distribution line maintenance and $2 million due to timing of energy efficiency program payments, partially offset by $4 million decrease in employee benefits, including lower medical benefits due to plan changes.

Depreciation and amortization (consisting almost entirely of amounts shown in the gross profit table above) increased $48 million, or 17%, to $334 million in 2005. The increase reflected $41 million in higher amortization of regulatory assets associated with the issuance of securitization bonds (offsetting the same amount of revenue increase) and $10 million in higher depreciation due to normal additions and replacements of property, plant, and equipment, partially offset by a $3 million decline reflecting a transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction.

SG&A expense decreased $13 million, or 8%, to $140 million in 2005. The decline included $12 million from cost reduction initiatives including the effects of the Capgemini agreement and a $4 million decrease in employee benefits, including lower medical benefits due to plan changes, partially offset by various other cost increases that were individually not material.

Other deductions totaled $9 million in 2005 and $23 million in 2004. The 2005 amount includes $3 million in costs associated with transitioning the outsourced activities to Capgemini, $2 million of severance-related charges and $2 million related to TXU Electric Delivery’s portion of the equity losses (representing amortization expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini. The 2004 amount consists principally of severance-related charges in connection with the Capgemini outsourcing transaction and other TXU Corp. restructuring actions.

Interest expense decreased $9 million, or 4%, to $203 million in 2005. The decrease reflected an $11 million impact of lower average interest rates and a $2 million increase in the allowance for funds used during construction, partially offset by a $4 million impact of higher average borrowings.

The effective income tax rate decreased to 32.3% in 2005 from 33.0% in 2004, primarily as a result of a $4 million credit arising from the settlement of the IRS audit for the 1994 through 1996 tax years.

Income before extraordinary gain increased $81 million, or 37%, to $302 million. This increase primarily reflected warmer weather, a decrease in severance-related charges and increased transmission and distribution tariffs.

COMPREHENSIVE INCOME – Continuing Operations

Cash flow hedge activity reported in other comprehensive income from continuing operations included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cash flow hedge activity (net of tax):
Net change in fair value of hedges – gains/(losses):
Commodities	$(67)	$(11)	$(52)	$(86)
Financing – interest rate swaps	—	1	—	13

	(67)	(10)	(52)	(73)
Losses realized in earnings (net of tax):
Commodities	10	8	41	20
Financing – interest rate swaps	4	8	12	4

	14	16	53	24
Effect of cash flow hedges reported in comprehensive results related to continuing operations	$(53)	$6	$1	$(49)

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash flows provided by operating activities for the nine months ended September 30, 2005 totaled $2.1 billion for an increase of $760 million or 59%. The improvement was driven by higher earnings. The change also reflected:

•	$308 million in higher net margin deposits received related to commodity contract positions partially offset by

•	$95 million in higher inventories primarily due to a temporary increase in environmental energy credits;

•	$91 million in lower accounts payable balances primarily due to increased purchased power accounts payable at year-end 2004 due to unusually cold weather; and

•	a $49 million payment in 2005, net of insurance recoveries, in settlement of the consolidated amended securities class action lawsuit.

Cash flows used in financing activities totaled $1.1 billion in 2005 compared to $3.6 billion in 2004. The activity reflected:

•	Net issuances and repayments of borrowings resulting in cash inflows of $159 million in 2005 and outflows of $373 million in 2004.

•	Funds used for net purchases of common and preferred securities totaling $848 million in 2005 and $3.1 billion in 2004.

•	Common stock dividends paid totaling $408 million in 2005 and $120 million in 2004.

Cash flows used in investing activities totaled $754 million in 2005 compared to $2.2 billion provided by investing activities during 2004. The activity reflected:

•	Capital expenditures, including nuclear fuel, totaling $792 million in 2005 and $589 million in 2004. Capital expenditures in 2005 reflect increased investment in transmission projects to reduce congestion and increased spending for generation projects, including the nuclear steam generator replacement.

•	Proceeds from sale of businesses in 2004 totaling $2.8 billion, including TXU Australia ($1.9 billion), TXU Fuel ($496 million) and the telecommunications business ($495 million).

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $47 million for 2005. This difference represents amortization of nuclear fuel, which is reported as fuel cost in the statement of income consistent with industry practice.

TXU Corp. Preference Stock — In June 2005, TXU Corp. redeemed all 3,000 shares of its Series B preference stock outstanding (liquidation preference of $100,000 per share) for the aggregate principal amount of $300 million. The preference stock had a dividend rate of 7.24%.

US Holdings’ Preferred Stock — In August 2005, US Holdings redeemed all 379,231 shares of its outstanding preferred stock with a stated value of $38 million for approximately $40 million, including principal, premium and accrued dividends. The preferred stock had dividend rates ranging from $4.00 to $5.08 per share.

Long-term Debt Activity — During the nine months ended September 30, 2005, TXU Corp. and its subsidiaries issued, reacquired, or made scheduled principal payments on long-term debt as follows (all amounts presented are principal):

	Issuances	Retirements
TXU Corp.:
Equity-linked	$—	$31
Other long-term debt	—	10
TXU Energy Holdings:
Pollution control revenue bonds	71	39
Other long-term debt	—	32
TXU Electric Delivery:
First Mortgage Bonds	—	92
Transition bonds	—	61
US Holdings:
Long-term debt	—	2

Total	$71	$267

See Note 3 to Financial Statements for further detail of debt issuances and retirements and financing arrangements.

On November 4, 2005, TXU Corp. announced that it expects to submit an order to purchase a substantial amount of the Series L Senior Notes subject to the remarketing for such notes that is expected to occur on November 10, 2005 and, to the extent all of the outstanding Series L Senior Notes are subject to the remarketing, may repurchase as much as all of such notes. TXU Corp., however, has no commitment to purchase any of the notes. At September 30, 2005, approximately $75 million principal amount of these notes was outstanding.

At September 30, 2005, TXU Corp. classified $1.2 billion of long-term debt as due currently. TXU Corp. intends to fund these maturities through cash flow from operations and, if needed, available credit facilities.

Credit Facilities — At November 3, 2005, TXU Corp. had access to credit facilities totaling $5.0 billion of which $3.4 billion was unused. The maximum amount directly available to TXU Electric Delivery under the facilities is $3.6 billion. These credit facilities are used for working capital and general corporate purposes and to support issuances of letters of credit. See Note 3 to Financial Statements for details of the arrangements.

Short-term Borrowings — At September 30, 2005, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of $600 million at a weighted average interest rate of 4.21%. At December 31, 2004, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of $210 million at a weighted average interest rate of 5.25%.

Sale of Receivables — TXU Corp. has had an accounts receivable securitization program in place for several years. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. Effective June 2005, the program was extended until June 2008. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program at September 30, 2005 and December 31, 2004 totaled $700 million and $474 million, respectively. See Note 3 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

Credit Ratings — Current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:

	TXU Corp.	US Holdings	TXU Electric Delivery	TXU Energy Holdings
	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)

S&P	BB+	BB+	BBB-	BBB-

Moody’s	Ba1	Baa3	Baa2	Baa2

Fitch	BBB-	BBB-	BBB+	BBB

In October 2005, TXU Electric Delivery invoked the lien provision of the indenture of its Senior Secured Notes. With this action the liens associated with its outstanding secured debt have been released resulting in such debt becoming unsecured and equally ranked with other unsecured obligations. Subsequently, Moody’s lowered its rating of TXU Electric Delivery’s previously Senior Secured Notes to the same rating as its existing senior unsecured debt. Moody’s currently maintains a stable outlook for TXU Corp., US Holdings, TXU Energy Holdings and TXU Electric Delivery. Fitch changed its outlook to negative for TXU Corp., US Holdings and TXU Energy Holdings and reaffirmed its stable outlook for TXU Electric Delivery in May 2005.

In June 2005, S&P lowered its rating of the senior unsecured debt of TXU Corp., US Holdings and TXU Energy Holdings one notch and lowered its rating of TXU Electric Delivery’s secured debt one notch. S&P also changed its rating outlook for TXU Corp. and all of its rated subsidiaries to stable from “CreditWatch Negative.” The one level downgrade of TXU Energy Holdings by S&P resulted in approximately $50 million of cash collateral requirements.

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

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of subsidiaries of TXU Corp. contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of September 30, 2005, TXU Corp. was in compliance with all such applicable covenants.

Material Credit Rating Covenants

TXU Energy Holdings has provided a guarantee of the obligations under TXU Corp.’s lease of its headquarters building (approximately $109 million at September 30, 2005). In the event of a downgrade of TXU Energy Holdings’ credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such rating decline.

Under the terms of a rail car lease with $50 million in remaining lease payments (principal amount as of September 30, 2005), if TXU Energy Holdings’ credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the lease.

TXU Energy Holdings has entered into certain commodity contracts that in some instances give the other party the right, but not the obligation, to request TXU Energy Holdings to post collateral in the event that its credit rating falls below investment grade. Based on its current commodity contract positions, in the event TXU Energy Holdings were downgraded to one level below investment grade by specified rating agencies, counterparties would have the option, based on reduced credit thresholds, to request TXU Energy Holdings to post an incremental $229 million in addition to existing collateral requirements. Should TXU Energy Holdings be downgraded two levels below investment grade, counterparties would have the option to request additional collateral of up to approximately $90 million at September 30, 2005. The amount TXU Energy Holdings could be required to post under these transactions depends in part on the value of the contracts at that time.

ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy Holdings’ credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to post collateral but as of September 30, 2005 there was no exposure and no requirement to post collateral.

Other arrangements of TXU Corp., including credit facilities and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of TXU Corp. or its subsidiaries.

Material Cross Default Provisions

Certain financing arrangements contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by TXU Energy Holdings or TXU Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default under the $4.5 billion joint credit facilities expiring in June 2008, August 2008, March 2010 and June 2010. Under these credit facilities, a default by TXU Energy Holdings or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy Holdings but not as to TXU Electric Delivery. Also, under these credit facilities, a default by TXU Electric Delivery or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Electric Delivery but not as to TXU Energy Holdings.

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

TXU Corp. enters into energy-related and financial contracts, the master forms of which contain provisions whereby an event of default or acceleration of settlement would occur if TXU Corp. were to default under an obligation in respect of borrowings in excess of thresholds, which vary, stated in the contracts.

Other arrangements, including leases, have cross default provisions, the triggering of which would not result in a significant effect on liquidity.

Commodity Contract Collateral Received — TXU Energy Holdings has the contractual right, but not the obligation, to request collateral from certain counterparties based on the value of the contract and the credit worthiness of the counterparty. This collateral is typically held by TXU Energy Holdings in the form of cash or letters of credit. Collateral received in cash is used for working capital and other corporate purposes, including reducing short-term borrowings under its credit facilities. As of September 30, 2005, TXU Energy Holdings held collateral from counterparties in the form of cash of $638 million. Counterparties can elect to convert the cash collateral to a letter of credit at their discretion.

Liquidity Risk Associated with Hedging Program — See “Commodity Price Risk” below for discussion of potential collateral requirements associated with the hedging program announced on November 7, 2005.

Long-term Contractual Obligations and Commitments — There were no significant changes to contractual obligations and commitments as presented in the 2004 Form 10-K other than an increase of approximately $2.2 billion (to $4.6 billion) in the one to three years obligation related to commodity purchase and services agreements. The change was due to increases in pricing and volumes.

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

REGULATION AND RATES

Price-to-Beat Rates — Prior to filing for an adjustment to its price-to-beat rates, TXU Energy Holdings engaged in extensive informal discussions with commissioners, staff and the statutory consumer advocate Office of Public Counsel (OPC) regarding their perception of a gas price “bubble” resulting from Hurricane Katrina in relation to the Fuel Factor Adjustment within the price-to-beat calculation. TXU Energy Holdings was successful in advocating that there was no need for a moratorium on fuel factor adjustments, and reached an agreement with the Commission Staff and OPC that allows a two-step implementation of a fuel adjustment in its price-to-beat rates. Subsequently, on October 4, 2005, TXU Energy Holdings filed for a change in its price-to-beat rates which was approved on October 28, 2005. In accordance with the agreement, TXU Energy Holdings will voluntarily implement an across-the-board discount for all price-to-beat customers until the end of 2005. The discount results in a price equivalent to rates based on natural gas prices in the week prior to Hurricane Katrina making landfall on the Gulf Coast, or $9.743 per MMBtu. The discounted price-to-beat increase raises the average monthly residential bill by 12%. The discount will expire on December 31, 2005 and the rate at that time will reflect the commodity price level, or $11.534 per MMBtu, as of the October 4th filing. The undiscounted price-to-beat increase, which becomes effective on January 1, 2006, will raise the average monthly residential bill by an additional 12%. The January 1, 2006 adjustment, under the terms of the agreement, does not count as one of the two allowed 2006 adjustments because it simply represents the expiration of the discount, not another increase in the price-to-beat fuel factor.

On October 14, 2005 TXU Energy Holdings announced a marketing program that will put in effect a price freeze for the entire first quarter of 2006 for all residential and small business customers in TXU Energy Holdings’ historical service territory. This price freeze would take effect subsequent to the undiscounted price-to-beat increase that becomes effective in January 2006 as discussed immediately above.

Transmission Rates — In February 2005, TXU Electric Delivery filed an application for an interim update of its wholesale transmission rate, resulting in an annualized revenue increase of $23 million. Approximately $14 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $9 million is recoverable from REPs through the retail transmission cost recovery factor (TCRF) component of TXU Electric Delivery’s retail delivery rates charged to REPs. On April 29, 2005, the Commission approved the requested increase in TXU Electric Delivery’s interim wholesale transmission rate, which was effective immediately.

In order to recover increased affiliate and third-party transmission costs, TXU Electric Delivery is allowed to request an update twice a year to the TCRF component of its retail delivery rate charged to REPs. In March 2005, the Commission approved an estimated annualized increase of $1.6 million in the TCRF component of TXU Electric Delivery’s retail delivery rates charged to REPs. The effect of TXU Electric Delivery’s wholesale transmission rate increase described in the preceding paragraph was included in TXU Electric Delivery’s September 2005 TCRF update. The September 2005 TCRF update was filed on July 18, 2005 and was implemented September 1, 2005, resulting in no material impact on revenues but an estimated $8.6 million annualized cash flow reduction related to a decline in the Lower Colorado River Authority’s wholesale transmission rate. Consolidated results are not impacted by changed retail delivery rates to the extent that such changed rates are absorbed by TXU Energy Holdings (as a REP).

Cities Settlement — In 2004, certain cities within TXU Corp.’s historical service territory, acting in their role as a regulatory authority (with original jurisdiction), initiated inquiries to determine if the rates of TXU Electric Delivery, which have been established by the Commission, are just and reasonable. Twenty three cities passed such resolutions (and eleven passed resolutions supporting the other cities). TXU Electric Delivery has the right to appeal any city action to the Commission. In the fourth quarter of 2004, TXU Electric Delivery recorded a $21 million charge, reported in other deductions, for estimated settlement payments arising from the resolution of these inquiries. The settlement agreement, which was finalized February 22, 2005, avoids any immediate rate actions, but requires TXU Electric Delivery to file a rate case in 2006, based on a 2005 test year, unless the cities and TXU Electric Delivery mutually agree that such a filing is unnecessary. TXU Electric Delivery has offered the benefits of the settlement to nonlitigant cities. For the nine months ended September 30, 2005, TXU Electric Delivery has made payments of approximately $11.6 million under the terms of the settlement. The final settlement amount, including payments to nonlitigant cities, is $22 million resulting in an additional $1 million charge in September 2005.

ERCOT Market Legislative Issues — The Texas Public Utility Regulatory Act (PURA) and the Commission were subject to “sunset review” by the Texas Legislature in the 2005 legislative session, which now stands adjourned. Sunset review entailed, generally, a comprehensive review of the need for and efficacy of an administrative agency (e.g., the Commission), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (e.g., PURA). As part of the sunset review process, the legislative Sunset Advisory Commission recommended that the Legislature reauthorize the Commission for six years, and recommended other changes to PURA. Senate Bill (SB) 408, which was passed by the Texas Legislature, reauthorized the Commission for six years, adjusted the governance of ERCOT, and clarified that the Commission has full oversight of the independent grid operator (ERCOT). The legislation also creates a new wholesale market monitor in ERCOT. The Commission has opened a proceeding to address the selection and function of the ERCOT wholesale market monitor. TXU Corp. cannot predict the outcome of this or other regulatory proceedings related to SB 408.

In addition to the general session, the 79th Texas Legislature completed two special sessions called by the governor to consider school finance and associated tax provisions along with various other matters. During these sessions the Legislature was unable to reach consensus on the school finance matters but acted on several other matters including an extension and expansion of the Renewable Portfolio Standard in ERCOT. The existing Texas renewable energy mandate rule called for systematically increasing renewable sources of power statewide to 2,000 MW by 2009, in addition to the 880 MW already being produced. The new Renewable Portfolio Standard passed by the Legislature in special session increases the total renewable energy requirement to 5,880 MW by 2015. At this time, TXU Corp. is unable to quantify the impact of the extension and expansion of this standard on its future operations.

Regulatory Recovery of Pension and Other Postretirement Benefit Costs — In the recent Texas legislative session, an amendment to PURA relating to pension and other postretirement benefit costs was enacted. See Note 7 to Financial Statements.

Wholesale Market Design — In August 2003, the Commission adopted a rule that, when implemented, will alter the wholesale market design in ERCOT. The rule requires ERCOT:

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

The Commission has determined that ERCOT will implement a market design that utilizes nodal pricing for resources and that this market design is to be implemented on January 1, 2009. In light of this decision, ERCOT has filed a set of Nodal Protocols for Commission approval that describes the operation of an ERCOT wholesale nodal market design. A contested case proceeding to evaluate and either approve these protocols or approve them with revisions is currently underway. At this time, TXU Corp. is unable to predict the impact of the proposed nodal wholesale market design on its operations.

Capacity Auction Matters — In accordance with the PURA and Commission Substantive Rules, TXU Energy Holdings is required to annually auction 15% of its installed generation capacity in accordance with procedures and pricing set forth in Commission Substantive Rules until the earlier of December 31, 2006 or such time as the Commission determines that 40 percent or more of the electric power consumed by residential and small commercial customers within the affiliated transmission and distribution utility’s certificated service area before the onset of customer choice is provided by nonaffiliated retail electric providers. On October 5, 2005 TXU Energy Holdings filed a petition at the Commission seeking an administrative determination by the Commission that this 40% threshold condition has been achieved. At this time, TXU Corp. cannot predict the Commission’s action in response to TXU Energy Holding’s petition and is currently evaluating its legal options to advance its position.

Nuclear Decommissioning — Through December 31, 2001, decommissioning costs were recovered from consumers based upon a 1992 site-specific study through rates placed in effect under TXU Corp.’s January 1993 rate increase request. Effective January 1, 2002, decommissioning costs are recovered through a tariff charged to REPs by TXU Electric Delivery based upon a 2000 redetermination of the 1997 site-specific study, adjusted for trust fund assets, as a component of delivery fees effective under TXU Corp.’s 2001 Unbundled Cost of Service filing. During the first quarter of 2005, an updated study of the cost to decommission TXU Corp.’s nuclear generating facility was completed by management. The updated study was filed with the Commission on June 17, 2005. The accompanying testimony concludes that no change to the nuclear decommissioning tariff is warranted at this time. In its July 6, 2005 filing, the Commission Staff concluded that the study is adequate, complies with the Commission’s rules, and constitutes a compliance filing that does not require further process. On July 29, 2005, the Commission’s Policy Development Division issued an order approving the decommissioning cost study and closing the docket.

Air Permit Filing — In July 2005, TXU Energy Holdings filed an application for an air permit with the Texas Commission on Environmental Quality for a proposed 1,720-MW lignite-fired power plant in Robertson County, approximately 30 miles northwest of the Bryan-College Station area. The permit application filing is necessary to continue discussions about the facility’s benefits with potential partners. If a decision is made to proceed with the project, construction could begin as early as 2006, and the facility would take about four years to complete, making it operational around 2009 or 2010. In October 2005, the Governor of the State of Texas issued Executive Order RP49 that instructed the Texas Commission on Environmental Quality to prioritize and expedite the processing of environmental permits for power plants and that the subsequent administrative hearing and proposal for decision must be completed in no more than six months.

Energy Policy Act — The Energy Policy Act of 2005 was passed by both houses of the US Congress and was signed into law by the President on August 8, 2005. The Energy Policy Act provides for the repeal of the Public Utility Holding Company Act (PUHCA) no later than six months after enactment and an extension of the Price-Anderson Act for twenty years. Among other matters, PUHCA has limited the operations and ownership of public utilities to discrete geographical areas in the United States and the ability of nonutility companies to own or merge with public utilities. The FERC has been charged with adopting rules regarding certain new authority afforded it that is more limited than the authority conferred upon the SEC by PUHCA. The Price-Anderson Act provides financial protection for the public in the event of a significant power plant incident by setting the statutory limit of public liability for a single nuclear incident and requiring nuclear power plant operators to provide financial protection for that limit. As rules are enacted with respect to implementation and interpretation of the new law, TXU Corp. will assess the expected effects of the bill on its businesses.

Summary — Although TXU Corp. cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

On July 1, 2005, TXU Corp. filed the Annual CEO Certification as required by the Pacific Stock Exchange corporate governance listing standards.

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

RISK OVERSIGHT

TXU Corp.’s wholesale business manages the market, credit and operational risk related to commodity prices of the unregulated energy business within limitations established by senior management and in accordance with TXU Corp.’s overall risk management policies. Interest rate risks are managed centrally by the corporate treasury function. Market risks are monitored daily by risk management groups that operate and report independently of the wholesale markets operations, utilizing industry accepted practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies.

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

Hedging and Risk Management Strategy — Wholesale electricity prices in the Texas market generally move with the price of natural gas because marginal demand is generally met with gas-fired generation plants. Wholesale electricity prices also move with market heat rates, which are a measure of the efficiency of the marginal supplier (generally gas plants) in generating electricity.

TXU Corp. is both a producer and a buyer of wholesale electricity. The combination of the generation and the retail business provides a partial natural hedge against near-term price volatility in wholesale electricity and natural gas markets. With this natural hedge and TXU Corp.’s wholesale market positions, for 2005 TXU Corp.’s portfolio position is substantially balanced with respect to changes in natural gas prices, given TXU Corp.’s projections of baseload unit availability and customer churn and assuming no further changes in the price-to-beat rates. The primary sensitivity to natural gas prices over the near term derives from the price-to-beat structure for residential and small business customers; higher price-to-beat rates triggered by higher gas prices could result in increased profitability but also more customer churn, and vice versa. In the near term, TXU Corp. has more significant exposure to changes in market heat rates than natural gas prices. TXU Corp. expects that increases in heat rates would increase the profitability of its overall market position and its gas-fired generation fleet, and vice versa.

In October 2005, TXU Corp. implemented a commodity price risk management program under which it supplemented its existing positions with additional market transactions, designated as cash flow hedges, to manage its exposure over the next three years. With this program, TXU Corp. has hedged approximately 90% of its estimated exposure to natural gas prices associated with its forecasted net long position (supply less retail load) for 2006 through 2008. With the remaining exposure and all other variables being equal, a change in natural gas prices of $1.00 per MMBtu would impact TXU Corp.’s pretax earnings by $30 to $40 million in 2006, excluding any hedge ineffectiveness and assuming no change in retail prices under the price-to-beat mechanism that remains in effect through the end of 2006. Because the hedging program only impacts exposure to natural gas prices, TXU Corp. still retains significant exposure to changes in market heat rates. Heat rate exposure is expected to increase over time because of forecasted declines in retail load. On an ongoing basis, TXU Corp. will continue monitoring its overall commodity exposure and seek to balance its portfolio based on its desired level of exposure to natural gas prices and heat rates. As a result, commodity price exposures and the effect on earnings may change from time to time.

TXU Corp. remains exposed to the potential impact of changes in natural gas prices on its retail prices. In the unlikely case that TXU Corp.’s retail price changes exactly and immediately mirrored changes in wholesale electricity markets, TXU Corp. could experience an approximate $340 million reduction in annual pretax earnings for every $1.00 per MMBtu reduction in natural gas prices (approximate 4% change in current price) sustained over a full year. In the same scenario of full and immediate pass-through of wholesale market price changes to retail rates, where natural gas prices and other non-price conditions remained unchanged but ERCOT electricity prices declined by $5 per MWh (approximate 6% change in current price) for a full year because of declining market heat rates, TXU Corp. could experience an approximate $220 million reduction in annual pretax earnings.

The market transactions in the risk management program described above could result in increased demand on liquidity due to the potential need to post collateral with commodity contract counterparties. Such collateral can be in the form of cash or letters of credit. For each $1.00 per MMBtu increase in natural gas prices, TXU Corp. could be required to post up to approximately $230 million in additional collateral.

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

VaR for Energy Contracts Subject to Mark-to-Market Accounting — This measurement estimates the potential loss in economic value, due to changes in market conditions, of all energy-related contracts subject to mark-to-market accounting, based on a specific confidence level and an assumed holding period. Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period. A probabilistic simulation methodology is used to calculate VaR, and is considered by management to be the most effective way to estimate changes in a portfolio’s value based on assumed market conditions for liquid markets.

	September 30, 2005	December 31, 2004
Period-end MtM VaR:	$27	$20
Average Month-end MtM VaR:	$20	$20

Earnings at Risk (EaR) — EaR measures the estimated potential reduction of expected pretax earnings for the year presented due to changes in market conditions. EaR metrics include the owned generation assets, estimates of retail load and all contractual positions except for accrual positions expected to be settled beyond the fiscal year. Assumptions include using a 95% confidence level over a five-day holding period under normal market conditions.

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

	September 30, 2005	December 31, 2004
EaR	$27	$24
CFaR	$259	$116

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

Credit Exposure — TXU Corp.’s gross exposure to credit risk related to trade accounts receivable, as well as commodity contract assets and other derivative assets that arise primarily from hedging activities, totaled $2.6 billion at September 30, 2005.

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

Most of the remaining trade accounts receivable are with large business customers and hedging counterparties. These counterparties include major energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers and energy trading companies. The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of September 30, 2005, is $2.2 billion net of standardized master netting contracts and agreements that provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by TXU Corp. (cash, letters of credit and other security interests), the net credit exposure is $1.5 billion. Of this amount, approximately 73% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and TXU Corp.’s internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Corp. routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

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

The following table presents the distribution of credit exposure as of September 30, 2005, for trade accounts receivable from large business customers, commodity contract assets and other derivative assets that arise primarily from hedging activities, by investment grade and noninvestment grade, credit quality and maturity.

				Net Exposure by Maturity
	Exposure before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total
Investment grade	$1,711	$627	$1,084	$821	$137	$126	$1,084
Noninvestment grade	498	99	399	303	50	46	399

Totals	$2,209	$726	$1,483	$1,124	$187	$172	$1,483

Investment grade	77%	86%	73%
Noninvestment grade	23%	14%	27%

TXU Corp. had credit exposure to a counterparty which was 10% of the net exposure of $1.5 billion at September 30, 2005. This counterparty is viewed to be a low credit risk. Additionally, approximately 76% of the credit exposure, net of collateral held, has a maturity date of two years or less. TXU Corp. does not anticipate any material adverse effect on its financial position or results of operations as a result of nonperformance by any customer or counterparty.

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

Ongoing Performance Improvement Initiatives May Not Achieve Expected Results.

The implementation of performance improvement initiatives identified by management may not produce the desired reduction in costs and may result in disruptions arising from employee displacements and the rapid pace of changes to organizational structure and operating practices and processes. Specifically, TXU Corp. is subject to the risk that the joint venture outsourcing arrangement with Capgemini may not produce the desired cost savings. Should TXU Corp. wish to terminate or modify the arrangement with Capgemini as a result of cost or quality issues, or if Capgemini becomes financially unable to perform its obligations, TXU Corp. would incur transition costs, which would likely be significant, to switch to another vendor.

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

TXU Corp.’s Businesses Are Subject to Complex Governmental Regulations and Political Pressures that has Resulted in Increased Competition Due to Deregulation and Negotiated Price-to-Beat Adjustments. These Factors May Have a Negative Impact on Its Business or Results of Operations.

TXU Corp.’s businesses operate in changing market environments influenced by various state and federal legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. TXU Corp. will need to adapt to these changes and may face increasing competitive and/or political pressures. For example, the Texas electricity market was deregulated as of January 1, 2002, and competition has resulted, and may continue to result in, declines in customer counts and sales volumes. In addition, as a result of Hurricane Katrina, TXU Energy Holdings voluntarily agreed with the Commission to moderate the implementation of a price increase in November and December 2005 and to freeze its price-to-beat rate from January 1, 2006 through April 1, 2006.

TXU Corp.’s businesses are subject to changes in laws (including PURA, the Federal Power Act, as amended, the Atomic Energy Act, as amended, the Public Utility Regulatory Policies Act of 1978, as amended, the Clean Air Act, as amended, and the Public Utility Holding Company Act of 1935, as amended) and changing governmental policy and regulatory actions (including those of the Commission, the FERC, the EPA and the NRC) with respect to matters including, but not limited to, market structure and design, operation of nuclear power facilities, construction and operation of other power generation facilities, construction and operation of transmission facilities, acquisition, disposal, depreciation, and amortization of regulated assets and facilities, recovery of purchased gas and power costs, decommissioning costs, and return on invested capital for TXU Corp.’s regulated businesses, and present or prospective wholesale and retail competition. Changes in revisions to or reinterpretations of existing laws and regulations (particularly with respect to prices at which TXU Corp. may sell power), together with new laws and regulations, may have an adverse effect on our businesses.

TXU Energy Holdings, along with other market participants, is subject to electricity pricing constraints and market behavior and other competition-related rules and regulations under PURA that are administered by the Commission.

The Rates of TXU Corp.’s Electric Delivery Business Are Subject to Regulatory Review.

The rates assessed by TXU Electric Delivery are regulated by the Commission and are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. TXU Electric Delivery’s rates are regulated based on an analysis of TXU Electric Delivery’s costs, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of TXU Electric Delivery’s costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of TXU Electric Delivery’s costs, including regulatory assets reported in the balance sheet, and the return on invested capital allowed by the Commission.

In 2004, certain cities within TXU Corp.’s historical service territory, acting in their role as a regulatory authority (with original jurisdiction) initiated inquiries to determine if TXU Electric Delivery’s Commission-established rates were just and reasonable. TXU Electric Delivery entered into a settlement agreement in February 2005 with the cities, which defers rate action, but requires TXU Electric Delivery to file a rate case in 2006, based on a 2005 test year, unless TXU Electric Delivery and the cities mutually agree that such a filing is unnecessary. While TXU Corp. believes the rates are just and reasonable, it cannot predict the results of any rate case. Any significant reduction in TXU Electric Delivery’s rates could materially adversely affect TXU Corp.’s results of operations and financial condition.

TXU Corp.’s Revenues and Results of Operations are Subject to Risks Related to the Volatility of Market prices for Power and Energy Commodities.

TXU Corp. is not guaranteed any rate of return on its capital investments in unregulated businesses. TXU Corp. markets and trades power, including power from its own production facilities, as part of its wholesale markets management operation. TXU Corp.’s results of operations are likely to depend in large part upon prevailing retail rates, which are set in part by regulatory authorities, and market prices for electricity, gas and coal in its regional market and other competitive markets. Market prices may fluctuate substantially over relatively short periods of time. Demand for electricity can fluctuate dramatically, creating periods of substantial under- or over-supply. During periods of over-supply, prices might be depressed. Also, at times there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets. As discussed herein, such pressures in September and October of this year provided additional incentive for TXU Energy Holdings to moderate the implementation of a price increase in November and December 2005 and to unilaterally freeze its price to beat rate from January 1, 2006 through April 1, 2006.

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

All of TXU Corp.’s facilities for power production are located in the ERCOT region, a market with limited interconnections to other markets. Wholesale electricity prices in the ERCOT region are correlated to (i) gas prices because gas-fired plant is the marginal cost unit during the majority of the year in the ERCOT region and (ii) market heat rates, which could fall if power prices fall relative to gas prices or if excess generation facilities are built in ERCOT. Accordingly, the contribution to earnings and the value of TXU Corp.’s baseload power production is dependent in significant part upon the price of natural gas, as well as market heat rates. TXU Corp. cannot fully hedge the risk associated with changes in gas prices (or market heat rates) because of the expected useful life of TXU Corp.’ s power production assets and the size of its position relative to market liquidity.

TXU Corp. derives all its revenues from operations located within the State of Texas. As a result, economic weakness in Texas could lead to reduced demand for electricity within TXU Corp.’s service territory. Such a reduction could cause TXU Corp.’s results of operations and financial condition to be materially adversely affected.

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

TXU Energy Holdings has guaranteed or indemnified the performance of a portion of the obligations relating to hedging and risk management activities. TXU Energy Holdings might not be able to satisfy all of these guarantees and indemnification obligations if they were to come due at the same time. In addition, reductions in TXU Energy Holdings’ credit quality or changes in the market prices of energy commodities could increase the cash collateral required to be posted in connection with hedging and risk management activities, which could materially impact TXU Corp.’s liquidity and financial position.

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

In addition, as discussed in the 2004 Form 10-K and this Form 10-Q, the terms of certain of TXU Corp.’s financing and other arrangements contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

Operation of Power Production Facilities Involves Significant Risks that Could Adversely Affect TXU Corp.’s Results of Operations and Financial Condition.

The operation of power production and energy transportation facilities involves many risks, including start up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency, the occurrence of any of which could result in lost revenues and/or increased expenses. A significant portion of TXU Corp.’s facilities was constructed many years ago. In particular, older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep it operating at peak efficiency. The risk of increased maintenance and capital expenditures arises from (a) increased starting and stopping of generation equipment due to the volatility of the competitive market, (b) any unexpected failure to produce power, including failure caused by breakdown or forced outage, and (c) damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, TXU Corp.’s ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, TXU Corp. could be subject to additional costs and/or the write-off of its investment in the project or improvement.

Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses, including the cost of replacement power. Likewise, TXU Corp.’s ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside its control.

TXU Corp. May Suffer Material Losses, Costs and Liabilities Due to Its Ownership and Operation of the Comanche Peak Nuclear Facilities.

The ownership and operation of nuclear facilities, including TXU Corp.’s ownership and operation of the Comanche Peak generation plant, involve certain risks. These risks include: mechanical or structural problems; inadequacy or lapses in maintenance protocols; the impairment of reactor operation and safety systems due to human error; the costs of storage, handling and disposal of nuclear materials; limitations on the amounts and types of insurance coverage commercially available; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The prolonged unavailability of Comanche Peak could materially affect TXU Corp.’s financial condition and results of operations, particularly when the cost to produce power at Comanche Peak is significantly less than market wholesale power prices. The following are among the more significant of these risks:

•	Operational Risk – Operations at any nuclear power production plant could degrade to the point where the plant would have to be shut down. Over the next three years, certain equipment at Comanche Peak is expected to be replaced. The cost of these actions is currently expected to be material and could result in extended outages. If such degradations were to occur, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments. Rather than incurring substantial costs to restart the plant, the plant may be shut down. Furthermore, a shut-down or failure at any other nuclear plant could cause regulators to require a shut-down or reduced availability at Comanche Peak.

•	Regulatory Risk – The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under it or the terms of the licenses of nuclear facilities. Unless extended, the NRC operating licenses for Comanche Peak Unit 1 and Unit 2 will expire in 2030 and 2033, respectively. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

•	Nuclear Accident Risk – Although the safety record of Comanche Peak and other nuclear reactors generally has been very good, accidents and other unforeseen problems have occurred both in the US and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident could exceed TXU Corp.’s resources, including insurance coverage.

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

TXU Corp. May Be Forced to Sell Power at Less than its Acquisition Cost or Lose a Significant Number of Retail Customers in its Historical Service Territory and Faces Competition from Incumbent Providers Outside its Historical Service Territory.

While TXU Corp. may now offer prices other than the price-to-beat, it is obligated to offer the price-to-beat rate to its residential and small business customers in its historical service territory through January 1, 2007. The results of TXU Corp.’s retail electric operations in its historical service territory are largely dependent upon the amount of headroom available to TXU Corp. in its price-to-beat rate. The margin or “headroom” available in the price-to-beat rate for any REP equals the difference between the price-to-beat rate and the sum of delivery charges and the wholesale market price for power. Headroom may be a positive or a negative number. Since headroom is dependent, in part, on wholesale market prices for power, TXU Corp. does not know nor can it estimate the amount of headroom that it will have in its price-to-beat rate. There is no assurance that future adjustments to TXU Energy Holdings’ price-to-beat rate will be adequate to cover future increases in its costs of electricity to serve its price-to-beat rate customers or that TXU Corp.’s price-to-beat rate will not result in negative headroom in the future.

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

TXU Corp. offers its customers a bundle of services that include, at a minimum, the electric commodity itself plus transmission, distribution and related services. The prices TXU Corp. charges for this bundle of services or for the various components of the bundle, any of which may be fixed by contract with the customer for a period of time, could fall below TXU Corp.’s underlying cost to obtain the commodities or services.

Changes in Technology or Increased Competition May Reduce the Value of TXU Corp.’s Power Plants and May Significantly Impact Its Business in Other Ways as Well.

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells. It is possible that advances in these or other alternative technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with electricity production from traditional power plants like TXU Corp.’s. While demand for electric energy services is generally increasing throughout the US, the rate of construction and development of new, more efficient power production facilities may exceed increases in demand in some regional electric markets. Consequently, where TXU Corp. has facilities, the market value of TXU Corp.’s power production and/or energy transportation facilities could be significantly reduced. Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of TXU Corp.’s facilities. Changes in technology could also alter the channels through which retail electric customers buy electricity. To the extent self-generation facilities become a more cost-effective option for certain customers, TXU Corp.’s revenues from its electric delivery business would be reduced as well as those of its competitive businesses.

TXU Corp. Is a Holding Company, and Its Obligations are Structurally Subordinated to Existing and Future Liabilities and Preferred Stock of Its Subsidiaries.

TXU Corp. is a holding company and conducts its operations primarily through wholly-owned subsidiaries. Substantially all of TXU Corp.’s consolidated assets are held by these subsidiaries. Accordingly, TXU Corp.’s cash flows and ability to meet its obligations and to pay dividends are largely dependent upon the earnings of its subsidiaries and the payment of such earnings to TXU Corp. in the form of distributions, loans or advances, and repayment of loans or advances from TXU Corp. The subsidiaries are separate and distinct legal entities and have no obligation to provide TXU Corp. with funds for its payment obligations, whether by dividends, distributions, loans or otherwise.

Because TXU Corp. is a holding company, its obligations to its creditors are structurally subordinated to all existing and future liabilities and existing and future preferred stock of its subsidiaries. Therefore, TXU Corp.’s rights and the rights of its creditors to participate in the assets of any subsidiary in the event that such a subsidiary is liquidated or reorganized are subject to the prior claims of such subsidiary’s creditors and holders of its preferred stock. To the extent that TXU Corp. may be a creditor with recognized claims against any such subsidiary, its claims would still be subject to the prior claims of such subsidiary’s creditors to the extent that they are secured or senior to those held by TXU Corp. Subject to restrictions contained in TXU Corp.’s financing arrangements, TXU Corp.’s subsidiaries may incur additional indebtedness and other liabilities.

In the Future, TXU Corp. Could Have Liquidity Needs That Could Be Difficult to Satisfy Under Some Circumstances.

The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact TXU Corp.’s ability to sustain and grow its businesses, which are capital intensive, and would increase its capital costs. TXU Corp. relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. TXU Corp.’s access to the financial markets could be adversely impacted by various factors, such as:

•	changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;

•	inability to access commercial paper markets;

•	changes in interest rates;

•	a deterioration of TXU Corp.’s credit or the credit of its subsidiaries or a reduction in TXU Corp.’s credit ratings or the credit ratings of its subsidiaries;

•	extreme volatility in TXU Corp.’s markets that increases margin or credit requirements;

•	a material breakdown in TXU Corp.’s risk management procedures;

•	prolonged delays in billing and payment resulting from delays in switching customers from one REP to another; and

•	the occurrence of material adverse changes in TXU Corp.’s businesses that restrict TXU Corp.’s ability to access its liquidity facilities.

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

TXU Corp.’s Common Stock Price Has Been and May Continue To Be Volatile.

The market price of TXU Corp.’s common stock has been volatile in the past, and a variety of factors could cause the price to fluctuate in the future. In addition to the matters discussed above the following could impact the market price for TXU Corp.’s common stock:

•	developments related to TXU Corp.’s businesses;

•	commodity prices, in particular natural gas prices;

•	fluctuations in TXU Corp.’s results of operations;

•	the level of dividends and share repurchases;

•	TXU Corp.’s credit quality and any significant change in its credit metrics;

•	effect of significant events relating to the energy sector in general;

•	sales of TXU Corp. securities into the marketplace;

•	general conditions in the industry and the energy markets in which TXU Corp. is a participant;

•	the worldwide economy;

•	an outbreak of war or hostilities;

•	a shortfall in revenues or earnings compared to securities analysts’ expectations;

•	changes in analysts’ recommendations or projections; and

•	actions by credit rating agencies.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by TXU Corp. contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that TXU Corp. expects or anticipates to occur in the future, including such matters as projections, capital allocation and cash distribution policy, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power production assets, market and industry developments and the growth of TXU Corp.’s business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook”), are forward-looking statements. Although TXU Corp. believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed above under “RISK FACTORS THAT MAY AFFECT FUTURE RESULTS” and the following important factors, among others, that could cause the actual results of TXU Corp. to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, FERC, the Commission, the RRC and the NRC, with respect to:

•	allowed prices;

•	allowed rates of return;

•	industry, market and rate structure;

•	purchased power and recovery of investments;

•	operations of nuclear generating facilities;

•	acquisitions and disposal of assets and facilities;

•	operation and construction of facilities;

•	decommissioning costs;

•	present or prospective wholesale and retail competition;

•	changes in tax laws and policies; and

•	changes in and compliance with environmental and safety laws and policies;

•	continued implementation of the 1999 Restructuring Legislation;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	power costs (including repair costs) and availability;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	TXU Corp.’s ability to implement the initiatives that are part of its restructuring, operational improvement and cost reduction program, and the terms upon which those initiatives are executed;

•	competition for retail and wholesale customers;

•	access to adequate transmission facilities to meet changing demands;

•	pricing and transportation of crude oil, natural gas and other commodities;

•	unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to TXU Corp.’s financial instruments;

•	changes in technology used by and services offered by TXU Corp.;

•	significant changes in TXU Corp.’s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	significant changes in critical accounting policies material to TXU Corp.; and

•	actions by credit rating agencies.

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

ISSUER PURCHASES OF EQUITY SECURITIES

In August 2005, TXU US Holdings redeemed 13 series of cumulative preferred stock (379,231 shares) at prices ranging from $101.79 per share to $112.00 per share for $39.9 million, including principal, premium and accrued dividends.

In July 2005, TXU Corp. purchased 163,000 shares of TXU Corp. common stock from the Deferred Incentive Compensation Plan for $13.5 million.

See Note 1 to Financial Statements for disclosure regarding the accelerated share repurchase program.

ITEM 6.	EXHIBITS

(a) Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number	As Exhibit
(10)	Material Contracts

10(a)	1-12833 Form 8-K filed August 18, 2005	10.1	—	$1.0 billion Revolving Credit Agreement dated August 12, 2005, by and among TXU Electric Delivery, TXU Energy Holdings, Citibank, N.A., JPMorgan Chase Bank, N.A., Calyon New York Branch, Deutsche Bank AG New York Branch, Wachovia Bank, National Association and certain other lenders party thereto

10(b)	1-12833 Form 8-K filed August 18, 2005	10.2	—	Summary of Employment Arrangement Between TXU Energy Holdings and James Burke

10(c)	1-12833 Form 8-K filed August 18, 2005	10.3	—	Summary of Employment Arrangement Between TXU Gas and Mike McCall

(15)	Letter re: Unaudited Interim Financial Information.

15			—	Letter from independent registered public accounting firm as to unaudited interim financial information.

Exhibits	Previously Filed With File Number	As Exhibit
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.

31(a)			—	Certification of C. John Wilder, President and Chief Executive of TXU Corp., pursuant to Rule 13a-14(a)/15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Kirk R. Oliver, Chief Financial Officer of TXU Corp., pursuant to Rule 13a – 14(a)/15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of C. John Wilder, President and Chief Executive of TXU Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Kirk R. Oliver, Chief Financial Officer of TXU Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits	Previously Filed With File Number	As Exhibit
(99)	Additional Exhibits.

99			—	Condensed Statements of Consolidated Income – Twelve Months Ended September 30, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TXU CORP.

By

/s/ STAN SZLAUDERBACH
Stan Szlauderbach
Senior Vice President and Controller

Date: November 7, 2005